Form 10-K
period 1993-12-31
PHELPS DODGE CORP
filed 1994-03-22
CIK 78066

============================================================================

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1993

                         Commission file number 1-82

                          PHELPS DODGE CORPORATION

                          (a New York corporation)

                                 13-1808503
                    (I.R.S. Employer Identification No.)

               2600 N. Central Avenue, Phoenix, AZ  85004-3089

                Registrant's telephone number: (602) 234-8100

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
             Title of each class                 on which registered

     Common Shares, $6.25 par value per share  New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    _______    _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 2, 1994, was approximately $3,890,388,000.

Number of Common Shares outstanding at March 2, 1994:  70,573,938 shares.

                    Documents Incorporated by Reference:

             Document                             Location in 10-K
   Proxy Statement for 1994 Annual Meeting           Part III

============================================================================

                          PHELPS DODGE CORPORATION

                       1993 Annual Report on Form 10-K

                                   Part I

Items 1. and 2.  Business and Properties

     Phelps Dodge Corporation, incorporated under the laws of New York in 1885, is one of the world's largest producers of copper. In 1993, the Corporation produced 547,700 tons of copper for its own account from its worldwide mining operations. Gold, silver, molybdenum, copper chemicals and sulfuric acid are also produced as by-products of the Corporation's copper operations. Production for the Corporation's own account from its U.S. operations constituted over 25 percent of the copper mined in the United States in 1993 (an additional 113,700 tons of copper for the accounts of minority interest owners were produced in two U.S. mines). Much of the Cor-poration's copper, after electrowinning or smelting and refining, together with additional copper purchased from others, is used by the Corporation to produce continuous cast copper rod, the basic feed for the electrical wire and cable industry. The Corporation is the world's largest producer of copper rod.

     Phelps Dodge's international mining interests include operations in Chile, South Africa, Mexico and Peru. The operations produce a variety of metals and minerals including copper, gold, fluorspar, silver, lead and zinc. Phelps Dodge also explores for metals and minerals throughout the world.

     The Corporation manufactures engineered products principally for the transportation and electrical sectors through a group of industrial companies. Columbian Chemicals Company is one of the world's largest pro-ducers of carbon black, a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and the like, for the rubber industry. It also produces specialty carbon black for other industrial applications such as printing pigments, coatings, plastics and other non-rubber applications. In addition, Columbian Chemicals is a pro-ducer of synthetic iron oxide, used as an inorganic colorant in paints, building products, cosmetics and plastics. Accuride Corporation is the largest North American manufacturer of steel wheels and rims for medium and heavy trucks, trailers and buses. Phelps Dodge Magnet Wire Company, the largest manufacturer of magnet wire in North America, produces magnet wire and other copper products for sale principally to original equipment manu-facturers for use in electrical motors, generators, transformers and other products. Hudson International Conductors is the world's leading man-ufacturer of specialty high-performance conductors and alloys, principally for the aerospace and electronics industries. Phelps Dodge International Corporation manufactures electrical and telecommunication cables for inter-national markets in joint venture associations at eight majority owned sub-sidiaries operating in nine countries, and has minority interests in seven other international wire and cable manufacturers. Through several of these companies, the Corporation is also active in the engineering and installation of telephone lines.

     The discussion of the business and properties of the Corporation contained below in Items 1 and 2 of this report is based on the
Corporation's  two business segments:   (i) Phelps Dodge  Mining Company and
(ii) Phelps Dodge Industries. These are more fully described in Note 21 to the Consolidated Financial Statements which also sets forth financial information about such segments.

     (i) The Phelps Dodge Mining Company segment includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide ex-ploration and development programs.

     (ii) The Phelps Dodge Industries segment includes the Corporation's carbon black and synthetic iron oxide operations, its wheel and rim business, and its magnet wire, specialty conductor and cable operations.

     Information about sales and earnings of foreign operations of the Corporation is included in Note 21 to the Consolidated Financial Statements.

     Unless the context otherwise requires, "Corporation" and "Phelps Dodge" as used herein mean Phelps Dodge Corporation and its consolidated subsidiaries. All references to tons in this report are to short tons and references to ounces are to troy ounces.

     The number of persons employed by the Corporation on December 31, 1993, was 14,799.

PHELPS DODGE MINING COMPANY

     Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod
production, marketing and  sales, and  related activities.   Copper is  sold
primarily to others as rod, cathode or concentrates, and to the Phelps Dodge
Industries  segment.   In  addition, Phelps  Dodge  Mining Company  at times
smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its
air  quality  control  facilities.   This  segment  also  includes the  Cor-
poration's  other  mining   operations  and  investments   (including  gold,
fluorspar, silver, lead and zinc operations) and its worldwide exploration and development programs.

Properties, Facilities and Production

     Copper Operations

     Phelps Dodge produces copper concentrates from open-pit mines and concentrators located in Morenci, Arizona, and Santa Rita, New Mexico, and from two underground mines and a concentrator located near Copiapo, Chile (through Compania Contractual Minera Ojos del Salado, S.A. de C.V., or Ojos del Salado, which is a wholly owned Chilean subsidiary of Phelps Dodge
Corporation).   The Corporation  also produced  copper concentrates from  an open-pit mine and concentrator located in Tyrone, New Mexico, until February 1992 when concentrator operations were indefinitely suspended because the higher grade sulfide copper ore reserves were substantially depleted (see Management's Discussion and Analysis for further discussion). In addition,
the     Corporation    produces     electrowon    copper     from    solvent
extraction/electrowinning (SX/EW) plants at Morenci, Santa Rita and Tyrone. The Corporation also produces copper precipitates from leaching operations at Santa Rita, Tyrone and, to a modest extent, Bisbee, Arizona (the Bisbee
operation  is  wholly   owned  by   Phelps  Dodge).     Precipitates,   like
concentrates, must be smelted and then electrolytically refined.

     The Morenci complex in southeastern Arizona comprises  an open-pit mine,
two concentrators and the  world's largest SX/EW facility.   The Corporation
owns an 85 percent undivided interest in the Morenci complex; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd.
and  Sumitomo Corporation.   Phelps  Dodge is  the operator  of  the Morenci
properties.   Sumitomo takes in kind  its share of Morenci  production.  The
Morenci complex is the largest copper producing operation in North America and the second largest in the world.

     The allocation of available supplies of water among water users has for several years been the subject of litigation in Arizona, where water claims exceed water supplies. Morenci water rights were established many years ago by agreements and judicial decrees. Nevertheless, in recent years various Indian tribes in Arizona have filed suits in federal court claiming they have prior and paramount rights to use waters that are presently being used by many water users, including the Corporation, and claiming damages for
prior use in  derogation of their allegedly paramount rights.   In addition,
state proceedings are currently under way to adjudicate water rights on two principal watersheds in Arizona - the Gila River watershed and the Little
Colorado  watershed.    These   suits  and  adjudication  proceedings  could
adversely affect the water supplies for the Morenci operation and other prospective producing properties of the Corporation in Arizona. See "Legal Proceedings" for information concerning the status of these proceedings and other legal proceedings initiated by or on behalf of Indian tribes that might affect the Corporation's rights to use water.

     The open-pit copper mine, concentrator and SX/EW facility in Santa Rita, New Mexico, and a smelter in Hurley, New Mexico, are owned by Chino Mines Company (Chino), a general partnership in which the Corporation holds a two-thirds partnership interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Corporation and Mitsubishi Materials Corporation,
owns the remaining  one-third interest in Chino.   Phelps Dodge  manages the
Chino operations.

     The Tyrone mine-for-leach  operation near  Silver City,  New Mexico,  is
wholly  owned by  Phelps Dodge Corporation.   The  SX/EW plant  at Tyrone is
owned and operated by Burro Chief Copper Company (Burro Chief), a wholly owned subsidiary of the Corporation. Burro Chief also operates the SX/EW plant at Santa Rita, which is owned by Chino Mines Company.

     Phelps Dodge is the leading producer of copper using the SX/EW process. Copper produced by SX/EW accounted for 47 percent of the Corporation's total production in 1993, compared with 45 percent in 1992 and 36 percent in 1991. The SX/EW method of copper production results in lower unit costs than conventional concentrating, smelting and refining and is a major factor in the Corporation's continuing efforts to maintain internationally competitive costs.

     The Corporation  initiated SX/EW  production at  its  Burro Chief  plant
near Tyrone  in 1984.   In early  1992, the Corporation  completed a  fourth
expansion of the plant that increased its production capacity to 70,000 tons
of cathode  copper per year.   The Corporation expects to  operate the plant
for the next 10 years or more.

     The Corporation initiated SX/EW production at Morenci in late 1987. With the completion of the Northwest Extension project in May 1992, Morenci's SX/EW facilities now have an annual production capacity of 170,000 tons of cathode copper.

     The Corporation initiated production at its  Chino SX/EW plant at  Santa
Rita, which  is operated by  Burro Chief, in  August 1988.   The Corporation
completed its first expansion of this plant in April 1993, increasing its design capacity to 60,000 tons of cathode copper per year.

     The Corporation owns a smelter in Hidalgo County, New Mexico, and, through Chino Mines Company, a two-thirds interest in the Chino smelter in
Hurley, New Mexico;  it operates  both smelters.   Phelps  Dodge smelts  and
refines its share of U.S. mine production and serves as a custom smelter for other mining companies. In addition, the Corporation purchases concentrates
to  keep its  smelters operating  at efficient  levels.   This  has resulted
principally from the indefinite suspension of concentrator operations at Tyrone in February 1992, which significantly reduced the amount of the Corporation's concentrate production available to smelt at its two smelters. Such purchases are expected to continue whenever the smelting capacity of the Hidalgo and Chino smelters exceeds Phelps Dodge Mining Company's share of its U.S. production.

     The  Corporation's  copper refinery  in El  Paso, Texas,  is one  of the
largest   refineries  in   the  world,   having  the  capacity   to  produce
approximately 430,000 tons  of electrolytic copper annually.   This capacity
is  sufficient to  refine all  copper produced  by  the Corporation  for its
account  at its two operating smelters.   During 1993, the refinery produced
at capacity. The El Paso refinery also produces gold, silver and copper sulfate and recovers small amounts of selenium, platinum and palladium as by-products of the copper refining process.

     Phelps Dodge is the world's largest producer of continuous cast copper rod, the basic feed for the electrical wire and cable industry. Most of the Corporation's refined copper, and additional copper purchased by the Corporation, is converted into rod at its continuous cast copper rod facili-
ties in  El Paso, Texas,  and Norwich, Connecticut.   The two plants  have a
combined annual design capacity of converting more than 500,000 tons of re-fined copper into rod. During 1993, combined production of rod and other refined copper products from the two plants was 621,600 tons.

     The following tables give the Corporation's worldwide copper production by source for the years 1989 through 1993; aggregate production and delivery (sales) data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper prices; and pro-duction from the Corporation's smelters and refinery. Major changes in operations during the five-year period included (1) increases in capacity in 1989 and 1992 of the SX/EW facilities at Morenci and at the Burro Chief plant at Tyrone; (2) the indefinite suspension of concentrator operations at Tyrone in February 1992; (3) an expansion of the mill at Ojos del Salado in 1991 from 1,900 to 3,850 tons of ore per day; (4) the commissioning of the Santa Gertrudis gold mine in May 1991; (5) at Morenci, continued development of the Northwest Extension and the 1990 reentry into the Metcalf area; (6) the expansion of Chino's SX/EW plant at Santa Rita in April 1993; and (7) a severe flooding problem at Ojos del Salado's Santos mine in 1993 that re-sulted in reduced production of copper concentrate.


- ----------------------------------------------------------------------------

PHELPS DODGE COPPER PRODUCTION DATA, BY SOURCE
(thousand tons)


                                       1993    1992    1991     1990    1989
                                       ----    ----    ----     ----    ----

MATERIAL MINED
 Morenci                            219,032 203,456 198,009  144,211  91,689
 Tyrone                              49,387  32,407  92,542   84,183  70,417
 Chino                              108,568 103,081 103,198  100,339  88,368
 Ojos del Salado                      1,438   1,564   1,612      897     779
                                    ------- ------- -------  ------- -------
Total material mined                378,425 340,508 395,361  329,630 251,253
Less minority participants'
 shares                              69,044  64,878  64,100   55,078  43,209
                                    ------- ------- -------  ------- -------
Net Phelps Dodge share              309,381 275,630 331,261  274,552 208,044
                                    ======= ======= =======  ======= =======

MILL ORE MINED
 Morenci                             46,990  46,562  44,529   43,107  40,659
 Tyrone                                 -     1,293  15,708   16,397  15,569
 Chino                               17,436  17,160  18,048   16,924  16,722
 Ojos del Salado                      1,314   1,513   1,159      791     709
                                    ------- ------- -------  ------- -------
Total mill ore mined                 65,740  66,528  79,444   77,219  73,659
Less minority participants'
 shares                              12,861  12,704  12,695   12,107  11,673
                                    ------- ------- -------  ------- -------
Net Phelps Dodge share               52,879  53,824  66,749   65,112  61,986
                                    ======= ======= =======  ======= =======

GRADE OF ORE MINED - PERCENT
 COPPER
 Morenci                               0.67    0.67    0.69     0.74    0.79
 Tyrone                                 -      0.69    0.58     0.79    0.88
 Chino                                 0.73    0.68    0.70     0.67    0.67
 Ojos del Salado                       1.43    1.77    2.26     1.86    1.93

RECOVERABLE COPPER (a)
 Morenci:
  Concentrate and precipitate         233.3   226.5   222.8    235.3   238.8
  Electrowon                          170.8   162.8   119.4    100.4    63.4
 Tyrone:
  Concentrate and precipitate           6.0     8.5    62.6    102.8   114.8
  Electrowon                           73.5    70.2    59.5     56.5    38.2
 Chino:
  Concentrate and precipitate          95.6    94.9   102.2     98.5    93.9
  Electrowon                           63.9    57.3    55.2     47.9    37.6
 Ojos del Salado:
  Concentrate and precipitate          16.7    24.4    20.0     12.3    11.7
  Bisbee precipitate and
   miscellaneous                        1.6     1.4     0.1      5.8     3.0
                                    ------- ------- -------  ------- -------
Total recoverable copper              661.4   646.0   641.8    659.5   601.4
Less minority participants'
 shares                               113.7   109.0   103.7     98.8    89.2
                                    ------- ------- -------  ------- -------
Net Phelps Dodge share                547.7   537.0   538.1    560.7   512.2
                                    ======= ======= =======  ======= =======

- ----------------------------------------------------------------------------

- ----------------------------------------------------------------------------

PHELPS DODGE METAL PRODUCTION AND DELIVERIES (a)


                                   1993      1992     1991    1990     1989
                                   ----      ----     ----    ----     ----

 COPPER (THOUSAND TONS)
  Total production                 661.4    646.0    641.8    659.5    601.4
  Less minority participants'
   shares                          113.7    109.0    103.7     98.8     89.2
                                 -------  -------  -------  -------  -------
   Net Phelps Dodge share          547.7    537.0    538.1    560.7    512.2
                                 =======  =======  =======  =======  =======

  Deliveries (b)                   543.9    537.7    553.9    556.7    515.0
                                 =======  =======  =======  =======  =======

 GOLD (THOUSAND OUNCES) (c)
  Total production                    85      105       85       60       72
  Less partners' shares               29       38       25       10       12
                                 -------  -------  -------  -------  -------
   Net Phelps Dodge share             56       67       60       50       60
                                 =======  =======  =======  =======  =======

  Deliveries (b)                      54       59       57       47       66
                                 =======  =======  =======  =======  =======

 SILVER (THOUSAND OUNCES) (c)
  Total production                 1,387    1,403    1,931    2,562    3,255
  Less partners' shares              273      315      314      288      340
                                 -------  -------  -------  -------  -------
   Net Phelps Dodge share          1,114    1,088    1,617    2,274    2,915
                                 =======  =======  =======  =======  =======

  Deliveries (b)                   1,085    1,083    1,531    2,047    2,948
                                 =======  =======  =======  =======  =======

 MOLYBDENUM (THOUSAND POUNDS)
  Total production                 1,200    1,729    2,078    1,237    3,123
  Less minority participants'
   shares                            394      528      501      325      694
                                 -------  -------  -------  -------  -------
   Net Phelps Dodge share            806    1,201    1,577      912    2,429
                                 =======  =======  =======  =======  =======

  Deliveries                         905    1,129    1,566    1,064    2,390
                                 =======  =======  =======  =======  =======

 SULFURIC ACID
  (THOUSAND TONS) (d)
  Total production               1,379.4  1,230.0  1,301.7  1,328.8  1,132.2
  Less minority participant's
   share                           193.9    184.4    183.0    181.7    176.4
                                 -------  -------  -------  -------  -------
   Net Phelps Dodge share        1,185.5  1,045.6  1,118.7  1,147.1    955.8
                                 =======  =======  =======  =======  =======

  Deliveries                       718.4    733.7    855.7    932.8    925.7
                                 =======  =======  =======  =======  =======
- ----------------------------------------------------------------------------

- ----------------------------------------------------------------------------

                                 1993     1992     1991     1990    1989
                                 ----     ----     ----     ----    ----

 COMEX COPPER PRICE (e)    $     0.85     1.03     1.05     1.19     1.25
- ----------------------------------------------------------------------------

- ----------------------------------------------------------------------------
PHELPS DODGE SMELTERS AND REFINERY - PRODUCTION
                              1993      1992     1991     1990     1989
                              ----      ----     ----     ----     ----
 Smelters (f)
   Total copper (thousand
    tons)                      376.7    329.2    305.7    323.3    323.4

   Less minority
    participant's share         51.0     49.3     34.7     32.9     32.1
                             -------  -------  -------  -------  -------

     Net Phelps Dodge share    325.7    279.9    271.0    290.4    291.3
                             =======  =======  =======  =======  =======

 Refinery (g)
   Copper (thousand tons)      432.4    388.1    386.0    423.2    431.4
   Gold (thousand ounces)       85.8     78.8     56.8     55.5     68.8
   Silver (thousand ounces)  3,144.7  2,377.0  2,199.1  2,872.3  3,726.4
- ----------------------------------------------------------------------------

Footnotes to production and delivery tables:
   (a)  Includes smelter production from custom receipts  and fluxes as well as tolling gains or losses.
   (b)  Excludes sales of purchased copper, silver and gold.
   (c)  Beginning  in  1991,  includes   the  Santa  Gertrudis  gold
        project, which is operated by Phelps Dodge.
   (d)  Sulfuric acid production  results from  smelter air  quality control  operations;  deliveries  do  not  include  internal usage.
   (e)  New York  Commodity Exchange  annual average spot  price per pound - cathodes.
   (f)  Includes production  from purchased concentrates  and copper smelted for others on toll.
   (g)  Includes  production  from  purchased  material  and  copper refined for others on toll.
- ----------------------------------------------------------------------------

          Other Mining Operations and Investments

     Phelps Dodge Mining (Pty.) Limited, a wholly owned subsidiary of Phelps Dodge Corporation, operates the Witkop fluorspar mine and mill in the western Transvaal, South Africa. The operation produces acid-grade fluorspar concentrates for export to customers in the United States and Europe, and acid- and metallurgical-grade fluorspar for the South African market. Fluorspar prices continued to weaken throughout 1993 as a result of increased volumes of lower-priced supplies from China.

     Black Mountain Mineral Development Company (Pty.) Limited operates a lead-silver-zinc-copper mine and concentrator in the Cape Province of South Africa. The project is owned 44.6 percent by Phelps Dodge and 55.4 percent by the Gold Fields of South Africa group. Phelps Dodge accounts for its investment in Black Mountain on the equity basis. Low lead, zinc and silver
prices in 1993  resulted in an  operating loss.   No cash dividend  payments
have been received from Black Mountain since the receipt of $1.6 million in 1991 ($6.3 million was received in 1990).

     Compania Minera Santa Gertrudis, S.A. de C.V. was organized in 1989 to develop the Santa Gertrudis gold project in Mexico. The company is owned 49 percent by Sonoran Mining Company, a wholly owned subsidiary of Phelps Dodge
Corporation, and  51 percent  by Grupo  Ariztegui of  Mexico.   Phelps Dodge
accounts for its investment in Santa Gertrudis on the equity basis. Santa Gertrudis produced 38,221 ounces of gold in 1993, a 27 percent reduction
from  1992's  already  reduced  production  levels.    The  1993  production
shortfalls primarily resulted from lower-than-expected ore grades and recoveries, and production losses caused by heavy rains during the first quarter. Phelps Dodge is currently evaluating alternatives for the sale of its interest in Santa Gertrudis.

     Phelps Dodge owns a 16.25 percent interest in Southern Peru Copper Corporation (SPCC), which operates two copper mines, two concentrators and a smelter in Peru. SPCC's other shareholders are ASARCO Incorporated with a
52.31 percent interest, affiliates of the Marmon Group, Inc. with a 20.70 percent interest, and Newmont Mining Corporation with a 10.74 percent interest. SPCC's results are not included in Phelps Dodge Corporation's earnings because the Corporation accounts for its investment in SPCC on the
cost basis.   During 1993, Phelps Dodge  received dividend payments of  $2.9 million from SPCC, compared with $2.4 million in 1992 and $9.8 million in 1991. The 1991 dividend was the first received by the Corporation from SPCC since 1984.

Exploration & Development

     The objectives of Phelps Dodge Mining Company's exploration group are to increase copper ore reserves through discoveries, acquisitions or joint ventures, and to diversify into other metals or minerals and geographic areas where appropriate.

     The 1993 exploration program continued to  place emphasis on the  search
for and delineation of  bulk minable copper  and gold deposits.   Additional
targets included mixed base metal sulfides and certain industrial minerals.

     The Corporation expended $43.4 million on exploration during 1993,  com-
pared with $34.7 million in  1992 and $36.3 million in 1991.   Approximately
one-half of these expenditures occurred in the United States, with the balance spent principally in Chile, Canada, Zambia and Mexico. In 1992, approximately two-thirds of the exploration expenditures occurred in the United States.

     La Candelaria is a major copper-gold deposit located three miles southwest of Ojos del Salado near Copiapo in the Atacama desert of northern Chile. Discovered in 1987 by the Phelps Dodge exploration group, La Cande-laria has estimated ore reserves of 403.3 million tons at an average grade of 1.09 percent copper and containing 3 million ounces of gold. Phelps Dodge owns an 80 percent interest in La Candelaria, and a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, owns a 20 percent interest.

     In  1993, final agreements  were executed  for $290  million in limited-
recourse debt project  financing for La Candelaria  with four lenders:   the
Export-Import Bank of Japan with $200 million; the Overseas Private In-vestment Corporation (OPIC) with $50 million; Banco de Chile with $30
million; and Kreditanstalt fur  Wiederaufbau with $10 million.   The initial
loan  draw-down under  these  agreements  was  made  in  September.    These
borrowings are limited recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter.

     Phelps Dodge Mining Company continued construction at La Candelaria throughout 1993. Construction and pre-stripping are on schedule and full production is anticipated in 1995. When completed, the $550 million project will consist of an open-pit mine, concentrator, port and associated fa-
cilities.   La  Candelaria,  which will  be  operated  by Phelps  Dodge,  is expected to produce more than 100,000 tons of copper and 80,000 ounces of gold annually over the 34-year mine life.

     In 1993, the Seven-Up Pete joint venture, owned 72.25 percent by Phelps Dodge, conducted 40,000 feet of drilling at the McDonald gold deposit near
Lincoln,  Montana.   The  majority  of  the drilling  was  part  of  ongoing
hydrological,  geochemical   and  geotechnical  investigations   to  support
detailed  facility design  and  permit applications.    Results of  a  final
feasibility  study estimate 205 million tons of mineralized material with an
average  grade  of 0.025  ounces of  gold per  ton.   Environmental baseline
studies to support permitting for the project were largely completed during the year, as were draft operating and reclamation plans for the proposed
mine.   Work continues on  engineering and environmental  studies to support
mine  permitting.    Phelps  Dodge  is  currently  evaluating  restructuring
alternatives for its interest in the joint venture.

     Phelps Dodge continued its evaluation of copper resources near Safford, Arizona, during 1993. Drilling at the Dos Pobres deposit has indicated a resource of potentially leachable copper mineralization amenable to open-pit mining; the resource is estimated to contain 350 million tons of leach material at an average grade of 0.33 percent copper. Dos Pobres also con-tains an estimated 230 million tons of sulfide material at a grade of 0.89
percent  copper.   The  collection of  baseline  data and  other preliminary
permitting and land exchange work, which was initiated in 1993 and will continue in 1994, must be completed before aquifer protection and other
permits  can be  acquired.   In addition  to Dos  Pobres, the  Corporation's
holdings in the Safford area include the Lone Star deposit, containing an estimated 1.6 billion tons of leach material at a grade of 0.38 percent
copper.   In  1993,  the Corporation  entered  into an  option  agreement to evaluate the San Juan property which is situated between the  Dos Pobres and
Lone Star deposits.   A drilling program to delineate  the potential of this
property was under way at year-end.

     During 1993, the Corporation continued to study the feasibility and timing of a mining operation at the Coronado deposit in the Morenci district.  A drilling  program to complete the  delineation of this  deposit
and test  potential extensions  is scheduled  for completion  in 1994.   The
deposit is estimated to contain 180 million tons of milling material at a grade of 0.69 percent copper, and 310 million tons of leach material at a grade of 0.29 percent copper. Other exploration drilling continues around the Morenci mine to evaluate further the potential of the district.

     In New Mexico, exploration drilling at Chino Mines Company has outlined approximately 100 million tons of sulfide mineralization for concentrator feed at a grade of 0.8 percent copper, and 300 million tons of leachable
material  at a  grade  of  0.27 percent  copper.   Additional  drilling  and
engineering studies will be needed to confirm the size, grade and minability of this potential resource which could significantly extend the life of the mine.

     In Chile, underground drilling at Malaquita and Alcaparrosa continues to define copper mineralization that can be used as feed for the Ojos del
Salado mill.    Additional  targets  throughout  Chile  are  being  actively evaluated.

     In Zambia, the Corporation acquired exploration rights to more than 2,950 square miles, including the Lumwana area, which contains a known resource of 480 million tons of mineralized material at a grade of 1.14 percent copper. A program of geochemical and geophysical surveys followed by drilling and metallurgical test work is being undertaken to define the economic potential of the concession areas.

Ore Reserves

     Ore reserves at each of Phelps Dodge's copper operations and at La Candelaria have been estimated as follows:

- ----------------------------------------------------------------------------

                                        Estimated at December 31, 1993
                                        ------------------------------
                                    Milling         Leaching
                                   Reserves          Reserves       Phelps
                              ----------------   ----------------    Dodge
                               Million     %     Million     %     Interest
                                Tons    Copper    Tons     Copper     (%)
                              -------   ------   -------   ------   -------

 Morenci                         516.1     0.69  1,159.9     0.31     85.0
 Chino                           264.9     0.69    117.7     0.34     66.7
 Tyrone                              -        -    163.4     0.31    100.0
 La Candelaria                   403.3     1.09        -        -     80.0
 Ojos del Salado                   8.8     1.63        -        -    100.0

                                        Estimated at December 31, 1992
                                        ------------------------------
                                    Milling         Leaching
                                   Reserves          Reserves       Phelps
                               ---------------   ----------------    Dodge
                               Million     %     Million     %     Interest
                                Tons    Copper    Tons     Copper     (%)
                               ------   ------   -------   ------   -------

 Morenci                         583.0     0.76    861.2     0.34     85.0
 Chino                           280.2     0.69    141.1     0.30     66.7
 Tyrone                              -        -    169.4     0.33    100.0
 La Candelaria                   403.3     1.09        -        -     80.0
 Ojos del Salado                  14.5     1.31        -        -    100.0
- ----------------

     The La Candelaria and Ojos del Salado deposits are estimated to contain, respectively, 0.008 ounces and 0.010 ounces of gold per ton.

- ----------------------------------------------------------------------------

     The Corporation's estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

- ----------------------------------------------------------------------------
                                       1993   1992   1991   1990   1989
                                       ----   ----   ----   ----   ----

 Milling reserves (billion tons)        0.9    1.0    1.1    1.2    0.9

 Leaching reserves (billion tons)       1.2    1.0    1.1    1.0    1.1

 Commercially recoverable copper
   (million tons)                      10.1   10.5   10.8   11.8    8.3
- ----------------

     The La Candelaria reserve is  not included in the 1989 estimate.  It  is included  on a  100 percent  basis  in the  1990 estimate  and on  an 80 percent basis  in the 1991 -  1993 estimates  reflecting the acquisition by  two  Sumitomo companies  of a  20  percent  interest in  the project
     (representing   approximately   0.8   million   tons   of   commercially
     recoverable copper) agreed to in 1991.

- ----------------------------------------------------------------------------

     Ore reserves at each of Phelps Dodge's other mining operations and investments at year-end 1993 are estimated as follows:

- ------------------------------------------------------------------------------
                     Ore                                                Phelps
                   Reserves    Gold                             %       Dodge
                   Million    Ounces      %       %       %  Calcium     Int.
                     Tons     Per Ton  Copper   Lead    Zinc Fluoride    (%)
                   --------  --------  ------   ----    ----  -------   ------

 Black Mountain
   Broken Hill
   deposit *          13.6         -    0.45     6.8     2.9       -     44.60

 Santa Gertrudis       4.2     0.048       -       -       -       -     49.00

 Southern Peru
   Copper
   Corporation       394.2         -    0.86       -       -       -     16.25

 Phelps Dodge
   Mining Limited     22.6         -       -       -       -   18.40    100.00
- ----------------

*    Black Mountain's Broken  Hill deposit  also contains  an estimated  2.6 ounces of silver per ton.

- ----------------------------------------------------------------------------

     Ore reserves are those estimated quantities of ore that, under condi-tions anticipated by the Corporation, may be profitably mined and processed for extraction of their constituent values. Estimates of the Corporation's reserves are based upon the Corporation's engineering evaluations of assay
values derived  from samplings of  drill holes and  other openings.   In the
Corporation's opinion, the sites for such samplings are spaced sufficiently close and the geologic characters of the deposits are sufficiently well defined to render the estimates reliable. Stated tonnages and grades of ore
do not reflect waste dilution  in mining or losses in processing.   Leaching
reserves include copper estimated to be recoverable from leach reserves re-maining to be mined at Morenci, Chino and Tyrone. Commercially recoverable copper includes copper estimated to be recoverable from milling and leaching reserves.

     The Corporation holds various other properties containing mineral deposits that it believes could be brought into production should market
conditions warrant.   Permitting and significant  capital expenditures would
be required before  operations could  commence at these  properties.   These
deposits are estimated to contain the following mineralization as of December 31, 1993:

- ----------------------------------------------------------------------------
                             Sulfide Material  Leach Material       Phelps
                             ----------------  --------------Gold   Dodge
                               Million   %    Million  %    Ounces Interest
                  Location       Tons Copper   Tons Copper Per Ton    (%)
                  --------      ----- ------  ----- ------ -------    ---

 Ajo               Arizona         160   0.56      -      -      -  100.00

 Cochise           Arizona           -      -    210   0.40      -  100.00

 Copper Basin      Arizona          70   0.53      -      -      -  100.00

 Coronado          Arizona         180   0.69    310   0.29      -   85.00

 Dos Pobres        Arizona         230   0.89    350   0.33      -  100.00

 Lone Star         Arizona           -      -  1,600   0.38      -  100.00

 Southside         Arizona           -      -    150   0.39      -   85.00

 Western Copper    Arizona         530   0.55    500   0.31      -   85.00

 McDonald          Montana           -      -    205      -  0.025   72.25

 Black Mountain *  South Africa     20                               44.60
- ------------------

        * The Black Mountain deposit contains an estimated 7.56 percent lead, 3.43 percent zinc, 0.50 percent copper and 3.1 ounces of silver per ton.

- ----------------------------------------------------------------------------

Ownership of Real Property

     The Corporation owns substantially all the lands on which its copper mines, concentrators, SX/EW facilities, smelters, refinery and rod mills are located and holds the rest under lease. The Chino Mines partnership owns substantially all the lands on which its copper mine, concentrator, SX/EW facility and smelter are located and holds the rest under lease.

Sales and Competition

     Most of Phelps Dodge's copper, and additional copper purchased by the Corporation, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately two-thirds of Phelps Dodge Mining Company's sales in 1993. Phelps Dodge also sells a portion of its copper as cathode. Sales of rod and cathode are made directly to wire and cable fab-ricators and brass mills under contracts principally of a one-year duration. Phelps Dodge rod also is used by the Corporation's magnet wire, bare wire and specialty conductor operations.

     The Corporation sells its copper rod and cathode on the basis of premiums, which are announced from time to time by the Corporation, over COMEX prices. It also sells some forms of copper on the basis of prices published by the Corporation and sells concentrates based on the prices on the COMEX or the London Metal Exchange (LME). From time to time, Phelps Dodge engages in hedging programs designed to enable the Corporation to realize current average prices for metal delivered or committed to be delivered. Other price protection arrangements also may be entered into from time to time, depending on market circumstances (see Management's Discussion and Analysis for a further discussion of such arrangements).

     Most of the refined copper sold by Phelps Dodge is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It is also used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

     In the sale of copper as rod, cathode and concentrates, the Corporation competes, directly or indirectly, with many other sellers, including at least six other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major foreign producers have cost advantages resulting from richer ore grades, lower labor rates and lack of strict regulatory requirements. The Corporation believes that its ongoing programs to contain costs and improve productivity in its copper operations have significantly narrowed these cost advantages and have placed the Corporation in a favorable competitive position with respect to a number of its U.S. and foreign competitors.

     The Corporation's  copper also competes  with other materials,  such as
aluminum,  plastics,  stainless  steel  and   fiber  optics,  that  can   be
substituted for copper in certain applications.

     The Corporation's principal methods of competing include pricing, product quality, customer service and dependability of supply.

Prices, Supply and Consumption

     Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges -- the COMEX and the LME. These prices generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange values. The average annual COMEX price was $1.25 in 1989, reflecting substantial reductions in excess inventories in 1987 and 1988. A slowing world economy and higher exports from formerly socialist countries resulted in a more balanced market in 1990 and modest surpluses in 1991 and 1992. As a result, the COMEX price was lower in 1990 than in 1989, averaging $1.19 for the year. The COMEX price continued to decrease in 1991 resulting in an annual average price per pound of $1.05, and decreased further in 1992 to an annual average price per pound of $1.03. Excess inventories that accumulated since 1992 resulted in substantially lower copper prices in 1993; the 1993 annual average price per pound was 85 cents.

Costs

     Unit production costs of copper in 1993 were slightly higher than in 1992, principally as a result of increased depreciation charges from recent capital projects, slightly increased mining expenses associated with longer and steeper haulage requirements, and weather related costs in the 1993 first quarter. Unit production costs of copper generally continued to reflect high levels of production, the cost containment programs put into place over the last few years and increasing amounts of copper obtained through the SX/EW process at favorable incremental costs.

Energy Supplies

     The principal sources of energy for the Corporation's copper operations are natural gas, petroleum products, waste heat generated in the smelting processes and electricity purchased from public utilities. Each of the Corporation's mine power plants and smelters uses natural gas as its primary fuel, and each is capable of being converted to use oil as a substitute fuel. The Corporation has experienced no difficulty in recent years in ob-taining adequate fuel to maintain production.

Environmental and Other Regulatory Matters

     Federal and state environmental laws and regulations affect many aspects of the Corporation's mining operations. The federal Clean Air Act of 1970, as amended (the Clean Air Act), and regulations thereunder to date have had the most significant impact, particularly on the Corporation's smelters.

     The "solid wastes" of the Corporation's copper operations may be subject to regulation under the federal Resource Conservation and Recovery Act (RCRA) and related state laws and, to the extent these wastes affect surface waters, under the federal Clean Water Act and relevant state water quality laws. Mining wastes were exempted from the federal "hazardous waste" regulations under Subtitle C of RCRA pending study by EPA and promulgation of regulations governing "hazardous" mining waste. The EPA study on mineral "extraction" and "beneficiation" wastes was completed and submitted to Congress in December 1985. In 1986, EPA determined that "extraction" and "beneficiation" wastes did not warrant "hazardous" waste regulation under Subtitle C of RCRA. EPA determined that such mining wastes should be regulated as "solid waste" under Subtitle D of RCRA. EPA determined in 1991 that 20 mineral "processing" wastes also should be regulated as "solid waste" under RCRA Subtitle D, rather than be potentially regulated as "hazardous waste" under RCRA Subtitle C. Therefore, the gener-ation and management of any other mineral smelting and refining waste will be subject to "hazardous waste" regulation only if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a "listed hazardous waste." These changes were effective in many states, including Arizona, New Mexico and Texas, by the end of 1991. The Corporation has taken steps to address hazardous waste regulation of any of its wastes which would no longer meet the definition of mineral "processing" wastes. RCRA Subtitle D rules governing mineral "extraction" and "beneficiation" wastes and "processing" wastes that are exempt from RCRA Subtitle C have not yet been promulgated by EPA, Arizona, New Mexico or Texas. The Corporation cannot yet estimate the impact of such mining waste regulations on its operations.

     The Corporation's copper operations are also subject to federal and state laws and regulations protecting both surface water and groundwater quality. The Corporation possesses, has applied for, or is in the process of applying for the necessary permits or other governmental approvals presently required under these rules and regulations.

     At the Hidalgo smelter at Playas, New Mexico, in accordance with the discharge plan approved by the New Mexico Environmental Improvement Division
(EID) on December 30, 1987, and the renewed discharge plan approved by the New Mexico Environment Department (NMED) (successor to EID) on December 30, 1992, the Corporation continues to monitor and report to NMED regarding groundwater quality in the vicinity of the smelter's compacted, clay-lined evaporation pond. The Corporation is continuing its efforts to assess the effect on groundwater quality from operation of the evaporation pond and will continue to investigate and implement appropriate technologies and contingency plans to mitigate any adverse effect. The Corporation had also agreed during the term of the earlier discharge plan to cease discharging acidic solutions to the evaporation pond as presently constructed, to neutralize or remove the acidic solutions present in the evaporation pond, and to commence a groundwater remediation program for any existing contamination. During 1991, a neutralization facility was constructed and began operation. Additionally, a series of pumpback wells was installed and became operational in 1992 to begin remediation of groundwater adversely affected by past operation of the evaporation pond. The discharge plan approved in December 1992, covering the operation of the neutralization facility and groundwater remediation program, will be in effect for a five-year period.

     Effective September 27, 1989, Arizona adopted regulations for its aquifer protection permit (APP) program, which replaced the then existing Arizona groundwater quality protection permit regulations. The Corporation is in compliance with the APP regulations, pursuant to the transition provisions for existing facilities under those regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP permits may require mitiga-tion and discharge reduction or elimination. APP permit applications for existing facilities deemed to be in compliance with the new regulations are not required until requested by the State or unless a major modification at the facility alters the existing discharge characteristics. The Corporation has conducted groundwater studies and submitted APP applications for aquifer protection permits for a closed tailing pile in Clarkdale, Arizona, and cer-tain facilities at its Copper Queen branch in Bisbee, Arizona, pursuant to a request by the Arizona Department of Environmental Quality (ADEQ). ADEQ has requested and the Corporation will submit to ADEQ in the future an application covering other facilities at the Copper Queen branch. Also, ADEQ recently published a list of site-specific application deadlines for all existing facilities known to ADEQ. The list includes several of the Corporation's properties, which were assigned deadlines ranging from June 30, 1992, to October 30, 1996. It is not known what the APP permit re-quirements for the listed facilities will be. The Corporation is likely to continue to have to make expenditures to comply with the APP permit program and regulations.

     In 1992, the legislatures of Arizona, New Mexico and certain other states amended their air quality statutes to establish authority for the states to administer the new requirements of the 1990 Amendments to the Clean Air Act. It is anticipated that in 1994 and coming years, these states will promulgate regulations to further define and implement these new requirements. EPA will administer these requirements in states which fail to establish adequate programs by certain deadlines. These programs will likely increase the Corporation's regulatory obligations and compliance costs. Until the implementing regulations are adopted, it is not possible to determine the impact of the new requirements on the Corporation.

     The Corporation estimates that its share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect its mining operations will total approximately $25.0 million in 1994 and from $10.0 million to $15.0 million in 1995; $17.0 million was spent on such programs in 1993. The Corporation also anticipates making significant capital and other expenditures beyond 1995 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the inherent uncertainty in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

     Bills have been proposed in both the U.S. House of Representatives and the U.S. Senate that would amend the Mining Law of 1872. The proposed amendments would impose royalties on mining operations on unpatented lands; restrict access to public lands for exploration, development and mining activities; and impose more stringent environmental protection requirements. While the effect on Phelps Dodge's current operations and other currently owned mineral resources would be minimal, adoption of either of the proposed bills in their current form would result in significant additional capital expenditures and operating expenses in the development and operation of new mines on federal lands. The resulting additional restrictions and delays in the development of such mines would seriously impact future exploration and development on federal lands in the United States.

     In 1993, the New Mexico legislature passed the New Mexico Mining Act to promote responsible utilization and reclamation of lands affected by exploration and mining. The Act requires that operators of new and existing mining operations, as well as exploration activities, submit permit applications and reclamation plans for their operations and provide sufficient financial assurance until reclamation or post-mining land use goals are met. The Energy, Minerals, and Natural Resources Department of the State of New Mexico is charged with the development of regulations by June 18, 1994, to implement the Act. The Act will increase the Corporation's regulatory and compliance costs for its New Mexico operations. Until the implementing regulations are adopted, it is not possible to determine the exact impact of the new requirements on the Corporation.

     The Corporation is also subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions, including the Occupational Safety and Health Act of 1970 and the Mine Safety and Health Act of 1977. In particular, present and proposed regulations govern worker exposure to a number of substances and conditions present in work environments, including dust, mist, fumes, heat and noise. The Corporation has made and is likely to continue to have to make expenditures to comply with such legislation and regulations.

     Phelps Dodge does not expect that the additional capital and operating costs associated with achieving compliance with the various environmental, health and safety laws and regulations will adversely affect its competitive position relative to other U.S. copper producers, which are subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect the Corporation in its efforts to compete globally with those foreign producers that are not subject to such stringent requirements.

Labor Matters

     Employees in Phelps Dodge Mining Company's Arizona operations, El Paso refinery, Hidalgo smelter, Burro Chief Copper Company and Norwich rod mill, and certain employees at Tyrone and Chino are not represented by any unions. The majority of the Tyrone mining employees are covered by a three-year labor agreement that expires on June 30, 1994. The labor contract at the El Paso rod mill expires on May 29, 1994. Most employees at Chino are covered by three-year labor agreements that expire on June 30, 1996.

PHELPS DODGE INDUSTRIES

     Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its sub-sidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); its magnet wire opera-tions through Phelps Dodge Magnet Wire Company and its subsidiaries; its U.S. specialty conductor operations (beginning in November 1989) through Hudson International Conductors (Hudson); and its international wire and cable manufacturing operations through Phelps Dodge International Corpora-tion.

Operations

     Columbian   Chemicals,  headquartered   in  Atlanta,   Georgia,  is   an
international  producer and  marketer of  carbon  blacks and  synthetic iron
oxides.   The company produces a full  range of rubber and industrial carbon blacks. Its rubber carbon blacks improve the tread wear and durability of tires, and extend the service life on a wide range of rubber products such as belts and hoses. The company's industrial carbon blacks are used in diverse applications including pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire
and  cable.    Its  synthetic  iron  oxide  products  are  used  widely  for pigmentation of building products, paints, inks, plastics and toners; specialized grades are used for a new line of toners and to make catalysts for the chemical industry. Columbian Chemicals produces carbon black in 11 plants worldwide with approximately 60 percent of its production in North America and the remaining production at facilities in the United Kingdom, Germany (two), Italy, Hungary and the Philippines (owned 88.2 percent by
Columbian  Chemicals).   The Hungarian  plant began  production in  December
1993. It is owned by Columbian Tiszai Carbon Ltd. which in turn is owned 60 percent by Columbian Chemicals and 40 percent by Tiszai Vegyi Kombinat Rt., the largest petrochemical company in Hungary. Synthetic iron oxides are produced by Columbian Chemicals at its plant in St. Louis, Missouri. The company also maintains sales offices in France and Japan.

     Extensive research,  development and  engineering is  performed at  five
worldwide  locations.   The company's  Operations and  Technology  Center at
Swartz, Louisiana, is responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at the Operations and Technology Center is supported by develop-ment work at the company's North Bend, Louisiana, and Hamilton, Ontario,
plants.   The  European  Central Laboratory  at  Avonmouth, United  Kingdom,
provides technical support for Columbian's European operations. Synthetic iron oxide development work is done at the St. Louis, Missouri, plant. Columbian Chemicals also licenses rubber carbon technology to other carbon black manufacturing companies in various countries.

     Accuride,  headquartered   in  Henderson,   Kentucky,  manufactures  and
markets wheels and rims for medium and heavy trucks, trailers and buses. Accuride also manufactures steel wheels for light trucks and military vehicles. Accuride operates manufacturing plants producing steel wheel and
rims  in Henderson  and  London, Ontario,  Canada.   In  addition,  Accuride
designs  and distributes  aluminum  wheels for  heavy  trucks, trailers  and
buses.   Accuride has a design  and test center in Henderson  and a customer service center in Taylor, Michigan. In addition, Accuride and The Goodyear Tire and Rubber Company of Akron, Ohio, each own 50 percent of AOT Inc., a commercial tire and wheel assembly facility located in Springfield, Ohio. Accuride's customer base includes the major North American manufacturers of light, medium and heavy trucks, buses and truck trailers. Accuride also serves a network of 225 independent distributor locations throughout the United States and Canada.

     Phelps Dodge Magnet Wire Company, headquartered in Fort Wayne, Indiana, is an international producer of magnet wire, the insulated conductor used in most electrical systems. Its products are manufactured in the United States at the company's Fort Wayne and Hopkinsville, Kentucky, plants, and at newly acquired plants in El Paso, Texas, and Laurinburg, North Carolina. Phelps Dodge Magnet Wire Company also manufactures its products at a newly acquired plant in Mureck, Austria. The Austrian operation is a joint venture with
Eldra   Elektrodraht-Erzeugung   GmbH,  a   leading  European   magnet  wire
manufacturer. Phelps Dodge owns a 51 percent interest in the venture; Eldra Elektrodraht-Erzeugung GmbH owns the remaining 49 percent. In addition, the company and Sumitomo Electric Industries, Ltd. each own a 50 percent interest in SPD Magnet Wire Company, a joint venture established in 1990 that operates a magnet wire plant in Edmonton, Kentucky. These plants draw and insulate copper and aluminum wire which is sold as magnet wire to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops through a network of distributors.

     Hudson International Conductors, headquartered in Ossining, New York, manufactures and markets specialty high-performance conductors for the
aerospace,   automotive,  biomedical,  computer   and  consumer  electronics
markets.   Its principal products are highly engineered conductors of copper and  copper  alloy  wire  electroplated  with  silver,  tin  or  nickel  for
sophisticated, specialty product niches.   Hudson's manufacturing operations
consist of plants located in Inman, South Carolina, and Trenton, Georgia. In addition, at a plant in Elizabeth, New Jersey, the company manufactures
specialty  copper  and  copper alloy  products.    These  products are  sold
primarily to the aerospace, automotive, transportation and high energy physics industries. In order to gain productivity and cost efficiencies, Hudson recently consolidated its manufacturing of conductor products from three facilities into its Inman facility. This consolidation, which was initiated in response to changes in market conditions, especially in the defense sector, resulted in the closure of its manufacturing facilities in Ossining and Walden, New York, in 1993. Hudson maintains a warehouse and sales office in Irvine, California, and sales offices in Europe and Japan.

     The Corporation has interests in companies that are primarily involved in the manufacture of electrical and telecommunication cables in joint
venture  associations  in  15  countries.    Through  these  companies,  the
Corporation is also active in the engineering and installation of telephone lines. In order to supply the increasing demand for copper rod in certain countries, five of the Corporation's international wire and cable companies have continuous cast copper rod facilities. The Corporation has majority interests in companies operating in nine countries -- Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Panama, Thailand and Venezuela. In December 1992, Phelps Dodge, through its 87 percent owned Venezuelan associate company, Alambres y Cables Venezolanos, C.A. (ALCAVE), acquired
three  Venezuelan companies.   These  companies, which  operate as  a group,
together with ALCAVE constitute one of the largest manufacturers of elec-trical and telecommunication copper and aluminum wires and cables in Venezuela and the Andean Region. The Corporation has minority interests in companies located in Mexico, Hong Kong, Thailand and the Philippines, ac-counted for on the equity basis, and in companies located in Greece, India and Zambia, accounted for on the cost basis. The Corporation's interests in these companies are managed by Phelps Dodge International Corporation, a
wholly owned subsidiary headquartered  in Coral Gables, Florida.   This unit
also provides management, marketing assistance, technical support and engineering and purchasing services to these companies.

     See Note 21 to the Consolidated Financial Statements for information concerning Phelps Dodge Industries' sales to customers in the transportation and electrical industries.

Competition and Markets

     The principal competitive factors in the various markets in which Phelps Dodge Industries competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line and research and development.

     Columbian Chemicals  is one of the  largest producers of carbon black in
the  world.   Approximately  90  percent of  the  carbon  black produced  by
Columbian Chemicals is used in rubber applications, 75 percent of which is in the tire industry. The major tire manufacturers in the United States and Western Europe account for a substantial portion of Columbian Chemicals'
carbon black sales.   In  addition, Columbian Chemicals  maintains a  strong
competitive position in mechanical rubber goods markets based on its com-mitment to quality and service. The Corporation is not aware of any product that could be substituted for carbon black to a significant extent in any of
its principal  applications.   Including Columbian  Chemicals,  there are  a
total of six carbon black  producers in the United States, two in Canada and
three major  producers  in Western  Europe.   The carbon  black industry  is
highly competitive, particularly in the U.S. rubber black market.   The com-
pany has expanded its production and marketing position by entry into the emerging market in Central Europe through Columbian Tiszai Carbon Ltd. in Hungary.

     The Corporation believes that Accuride is the largest producer of steel wheels and rims for medium and heavy trucks, trailers and buses in North
America.   Accuride's  sales are  primarily in  the  United States,  where a majority of the truck, trailer and bus manufacturers are located, and in Canada. The demand for its products fluctuates with the level of original equipment truck, trailer and bus manufacturing activity. In the last five years, Accuride's 10 largest customers have accounted for approximately 65
percent  of its total sales.   Accuride principally  competes with five U.S.
companies and one major foreign company.

     With the addition of newly acquired plants in El Paso, Texas, and Laurinburg, North Carolina, the Corporation believes that Phelps Dodge
Magnet Wire Company is the largest manufacturer of magnet wire in North America. It principally competes with four U.S. manufacturers. The company also has expanded its production and marketing position by acquiring a majority interest in a manufacturing company in Austria primarily to serve the operations of its U.S. customers in Europe. In early 1994, Phelps Dodge Magnet Wire Company will complete a $10 million modernization program for its Fort Wayne facilities that includes the construction of a technology center including new development laboratories with pilot manufacturing equipment in a controlled atmosphere.

     The Corporation believes Hudson is the  world leader in the  manufacture
of specialty  high-performance conductors.   Hudson's primary  customers are
intermediators (insulators, assemblers, subcontractors and distributors). More than half of Hudson's products are ultimately sold to commercial and
military  aerospace   companies  for  use  in   airframes,  avionics,  space
electronics,  radar  systems  and  ground  control  electronics.    Hudson's
products are also used in appliances, instrumentation, computers, telecommu-nications, military electronics, medical equipment and other products. Hudson has one primary U.S. competitor in the specialty conductor market, however, in those few markets where Hudson competes for high volume products the company faces competition from several U.S. fabricators.

     The  Corporation's  international  wire  and  cable  companies  sell   a
majority  of   their  products  to  contractors,   distributors  and  public
utilities.    Their products  are  used  in  lighting,  power  distribution,
telecommunications  and other  electrical  applications.   In addition,  the
companies provide engineering and installation of telephone lines in Central and South America.

Raw Materials

     Carbon black is produced from heavy residual oil, a by-product of the crude oil refining process. Columbian Chemicals purchases substantially all of its feedstock on a spot basis at prices that fluctuate with world oil prices. The cost of feedstock is a significant factor in the cost of carbon black. In order for Columbian Chemicals to achieve satisfactory financial results during periods of increasing oil prices, it must be able to pass through to customers any increase in its feedstock costs. The principal raw material for the production of synthetic iron oxide is copperas.

     Accuride manufactures a majority of its products from either flat roll or section steel, except for certain finished aluminum products manufactured to its specifications and designs by a third party.

     The principal raw materials used by  Phelps Dodge Magnet Wire  Company's
manufacturing   operations  are  copper,  aluminum  and  various  electrical insulating materials.

     Hudson's principal specialty conductor product line is composed of copper, copper alloy, aluminum and copper-clad steel, usually plated with silver, nickel or tin.

     The principal raw materials used by the Corporation's international wire and cable companies are copper, aluminum and various electrical insulating materials. A majority of the materials used by these companies is purchased from others.

     Phelps  Dodge Magnet Wire Company  acquires most of its  copper from the
Corporation.   Phelps Dodge Industries purchases  its residual oil feedstock and other raw materials from various other suppliers. It does not believe that the loss of any one supplier would have a material adverse effect on its financial conditions or on the results of its operations.

Energy

     Phelps Dodge Industries' operations generally use purchased electricity and natural gas as their principal sources of energy. Phelps Dodge Magnet Wire Company's principal manufacturing equipment that uses natural gas is also equipped to burn alternative fuels.

Environmental Matters

     Environmental  laws   and  regulations  affect   many  aspects  of   the
Corporation's industrial operations. Phelps Dodge Industries estimates that its capital expenditures for programs to comply with applicable envi-ronmental laws and regulations will total approximately $4.0 million in 1994 and from $5.0 million to $10 million in 1995; $2.1 million was spent on these programs in 1993. The Corporation also anticipates making significant capital and other expenditures beyond 1995 for continued compliance with
such laws and regulations.   In light of  the frequent changes in such  laws
and regulations and the inherent uncertainty in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See "OTHER ENVIRONMENTAL MAT-TERS.")

Labor Agreements

     Phelps Dodge Industries has labor agreements  covering most of its  U.S.
and  international plants.   Accuride  has a  three-year agreement  that was
renewed in January 1994 that covers approximately 625 employees at its Canadian plant. Hudson has a three-year agreement that will expire in July 1994 that covers approximately 60 employees at its Elizabeth, New Jersey, plant. Phelps Dodge International Corporation has two agreements expiring in 1994 at associate company plants in Mexico and the Philippines.

Ownership of Real Property

     Phelps Dodge Industries owns all of its plants and the land on which they are located except for the facilities of Accuride at Henderson, which are leased, and the land, which also is leased, on which six international plants are located.

RESEARCH AND DEVELOPMENT

     The Corporation conducts research and development programs relating to exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, and metal processing and product
development.   It also conducts research and development programs related to its carbon black and synthetic iron oxide products through its Columbian Chemicals subsidiary, its wheel and rim products through its Accuride subsidiary, its wire insulating processes and materials through Phelps Dodge Magnet Wire Company, and conductor materials and processes through Hudson International Conductors. Expenditures for all of these research and de-velopment programs, together with contributions to industry and government-supported programs, totaled $16.3 million in 1993, compared with $17.9 mil-lion in 1992 and $17.0 million in 1991.

OTHER ENVIRONMENTAL MATTERS

     The Corporation is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund), as amended by the Superfund Amendments and Reauthorization Act of 1986. Under
Superfund,  the   Environmental  Protection  Agency   (EPA)  has  identified
approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL) for possible
response.   Among the sites identified,  EPA has included 13  sites owned by
the Corporation.   The Corporation  believes that most,  if not all,  of its
sites so identified will not qualify for listing on the NPL.

     In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous waste on the environment associated with past disposal practices at sites not owned by the Corpora-
tion.    The  Corporation  has received  notice  that  it  is a  Potentially
Responsible Party (PRP) from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and
remediation  activity  at 34  sites.   For  further information  about these
proceedings, see Item 3.  Legal Proceedings, Part IV.

     At December 31, 1993, the Corporation had reserves  of $74.0 million for
remediation   of  certain  of  the   sites  referred  to   above  and  other
environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been
incurred  and  the costs  can reasonably  be  estimated.   The Corporation's
estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

     The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be re-quired and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable
liability  of other parties.   Moreover, the Corporation  has other probable
environmental  liabilities  that  cannot   in  its  judgment  reasonably  be
estimated,  and  losses attributable  to  remediation  costs are  reasonably
possible  at other sites.   The  Corporation cannot  now estimate  the total
additional loss it may incur for such environmental liabilities, but such loss could be substantial.

     The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

     The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters." The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1994 and 1995, and the expenditures for those programs in 1993, are separate from the reserves and estimates described above.

     The  Environmental,  Health  and   Safety  Committee  of  the  Board  of
Directors, comprising six non-employee directors, was established in 1991. The Committee met three times in 1993 to review, among other things, the Corporation's policies with respect to environmental, health and safety matters and the adequacy of management's programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

Item 3.  Legal Proceedings

     I. In October 1980, the Corporation, the American Mining Congress, and several mining and energy development companies filed a petition in the U.S. Court of Appeals for the District of Columbia for review of EPA's August 1980 regulations (45 Fed. Reg. 52,729 and 52,735) relating to the prevention of significant deterioration (PSD) of air quality. In February 1982, the industry petitioners and EPA entered into a settlement agreement pursuant to which EPA would propose amendments to the PSD and particulate matter regulations. The court of appeals stayed the petition for review, pending implementation of the settlement agreement.

     In August 1983, EPA proposed regulations (48 Fed. Reg. 38,742) which, if adopted, would have substantially implemented the settlement agreement dealing with fugitive emissions, but on October 26, 1984, EPA promulgated final regulations inconsistent with the August 1983 proposal. In December 1984, the Corporation, the American Mining Congress and several mining and energy development companies filed a petition (No. 84-1609) in the U.S. Court of Appeals for the District of Columbia for review of the October 26, 1984, regulations, asserting that the terms of the February 1982 settlement agreement had not been carried out. The court stayed the petition pending the outcome of further EPA rulemakings.

     The further EPA rulemakings also have been challenged by the American Mining Congress and others in federal court actions filed in 1989 and 1993. All of the pre-1993 cases are being held in abeyance at the request of the parties. Currently before the court in the 1993 case is a joint motion by the American Mining Congress and EPA to hold that case in abeyance while the parties engage in settlement discussions that could resolve some of the contested issues. Also, on October 7, 1993, the American Mining Congress filed with the Administrator of EPA a petition for reconsideration of yet another related rulemaking (58 Fed. Reg. 31,622). EPA's response to the petition also could resolve some of the contested issues in the stayed lawsuits.

     II. Reference is made to the discussion of "Copper Operations" in this report for information regarding proceedings that pertain to water used by the Corporation's Morenci, Arizona operations.

          A. The following state water rights adjudication proceedings are pending in Arizona Superior Court:

               1. In re the General Adjudication of All Rights to Use Water in the Little Colorado River System and Source, No. 6417 (Superior Court of Arizona, Apache County).

                    (a) Petition was filed by the Corporation on or about February 17, 1978, and process has been served on all potential claimants. Virtually all statements of claimant have been filed.

                    (b) The principal parties, in addition to the Corporation, are the State of Arizona, the Navajo Tribe of Indians, the Hopi Indian Tribe, the San Juan Southern Paiute group of Indians and the United States on its own behalf and on behalf of those Indian tribes. In this adjudication and in the adjudications reported in items 2.(a), (b) and (c) below, the United States and the Indian tribes seek to have determined and quantified their rights to use water arising under federal law on the basis that, when the Indian reservations and other federal reservations were established by the United States, water was reserved from appropriation under state law for the use of those reservations.

                    (c) This proceeding could affect, among other things, the Corporation's rights to impound water in Show Low Lake and Blue Ridge Reservoir and to transport this water into the Salt River and Verde River watersheds for exchange with the Salt River Valley Water Users' Association. The Corporation has filed statements of claimant for these and other water claims. The legal issues and procedures in this adjudication are presently being defined. Trial of the Corporation's Show Low Lake water rights under state law will likely be held during 1994.

               2. In re the General Adjudication of All Rights to Use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County). As a result of consolidation proceedings, this action now includes general adjudication proceedings with respect to the following three principal river systems and sources:

                    (a)  The Gila River System and Source Adjudication:

                         (i) Petition was filed by the Corporation on February 17, 1978. Process has been served on water claimants in the upper and lower reaches of the watershed and virtually all statements of claimant have been filed.

                         (ii) The principal parties, in addition to the Corporation, are the Gila Valley Irrigation District, the San Carlos Irrigation and Drainage District, the State of Arizona, the San Carlos Apache Tribe, the Gila River Indian Community and the United States on its own behalf and on behalf of the tribe and the community.

                         (iii) This proceeding could affect, among other things, the Corporation's claim to the approximately 3,000 acre-feet of water that it diverts annually from Eagle Creek, Chase Creek or the San Francisco River and its claims to percolating groundwater that is pumped from wells located north of its Morenci Branch operations in the Mud Springs and Bee Canyon areas and in the vicinity of the New Cor-nelia Branch at Ajo. The Corporation has filed statements of claimant with respect to waters that it diverts from these sources.

                         (iv) By a letter agreement dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe. Legislation authorizing that settlement was enacted into law on October 30, 1992. A comprehensive settlement agreement is presently being negotiated. The settlement will become effective if it is approved by the Arizona Superior Court and certain conditions are met by December 31, 1994.

                    (b)  The Salt River System and Source Adjudication:

                         (i) Petition was filed by the Salt River Valley Water Users' Association on or about April 25, 1974. Process has been served, and statements of claimant have been filed by virtually all claimants.

                         (ii) Principal parties, in addition to the Corporation, include the petitioner, the State of Arizona and the United States, on its own behalf and on behalf of various Indian tribes and communities including the White Mountain Apache Tribe, the San Carlos Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community and the Gila River Indian Community.

                         (iii) The Corporation has filed a statement of claimant to assert its interest in the water exchange agreement with the Salt River Valley Water Users' Association by virtue of which it diverts from the Black River water claimed by the Association and repays the Association with water impounded in Show Low Lake and Blue Ridge Reservoir on the Little Colorado River Watershed, and to assert its interest in "water credits" to which the Corporation is entitled as a result of its construction of the Horseshoe Dam on the Verde River.

                         (iv) The Salt River Pima-Maricopa Indian Community, Salt River Valley Water Users' Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde and Salt River system. The settlement has been approved by Congress, the President and the Arizona Superior Court. Under the settlement, the Salt River Pima-Maricopa Indian Community waived all water claims it has against all other water claimants (including the Corporation) in Arizona.

                         (v) Active proceedings with respect to other claimants have not yet commenced in this adjudication.

                    (c)  The Verde River System and Source Adjudication:

                         (i) Petition was filed by the Salt River Valley Water Users' Association on or about February 24, 1976, and process has been served. Virtually all statements of claimant have been filed.

                         (ii) The principal parties, in addition to the Corporation, are the petitioner, the Fort McDowell Mohave-Apache Indian Community, the Payson Community of Yavapai Apache Indians, the Salt River Pima-Maricopa Indian Community, the Gila River Indian Community, the United States on its own behalf and on behalf of those Indian com-munities, and the State of Arizona.

                         (iii)     This proceeding could affect, among other
     things, the Corporation's Horseshoe Dam "water credits" with the Salt River Valley Water Users' Association resulting from its construction of the Horseshoe Dam on the Verde River. (See the Black River water exchange referred to in Paragraph II.A. 2.(b)(iii) above.) The Corporation has filed statements of claimant with respect to Horseshoe Dam and water claims associated with the former operations of the United Verde Branch.

                         (iv) The Fort McDowell Mohave-Apache Indian Community, Salt River Valley Water Users' Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde River system. This settlement has been approved by Congress, the President and the Arizona Superior Court. Under this settlement, the Fort McDowell Mohave-Apache Indian Community waived all water claims it has against all other water claimants (including the Corporation) in Arizona.

            B. The following proceedings involving water rights adjudication are pending in the U.S. District Court for the District of Arizona:

               1.  On June 29, 1988, the Gila River Indian Community filed a complaint-in-intervention in United States v. Gila Valley Irrigation District, et al., Globe Equity No. 59 (D. Ariz.). The underlying action was initiated by the United States in October 1925 to determine conflicting claims to water rights in certain portions of the Gila River watershed. Although the Corporation was named and served as a defendant in that action, it was dismissed without prejudice as a de-fendant in March 1935. In June 1935, the Court entered a decree setting forth the water rights of numerous parties, but not those of the Corporation. The Court retained, and still has, jurisdiction of the case. The complaint-in-intervention does not name the Corporation as a defendant; however, it does name the Gila Valley Irrigation District as a defendant. Therefore, the complaint-in-intervention could affect the approximately 3,000 acre-feet of water that the Corporation diverts annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to the agreement between the Corporation and the Gila Valley Irrigation District. In April 1990, the Court entered Findings of Fact and Conclusions of Law on four of the counts in the complaint-in-intervention. Trial on additional issues (primarily is-sues raised by plaintiff-in-intervention San Carlos Apache Tribe) was conducted in November 1991. In November 1992, after submission of post-trial briefs, the Court entered a judgment on the additional issues. The Corporation believes that neither the Findings of Fact or the Conclusions of Law entered in 1990 nor the judgment entered in 1992 should affect the 3,000 acre feet of water that the Corporation diverts annually pursuant to the agreement with the Gila Valley Irrigation District. An appeal of the 1992 judgment, however, has been noticed by the Gila Valley Irrigation District and others.

               The major users on the mainstream of the Gila River (decreed right holders) are engaged in continuing mandatory settlement discussions under the supervision of the Court. It will be several months before the likelihood of any comprehensive settlement can be ascertained.

               2. On December 30, 1982, the Gila River Indian Community initiated an action styled Gila River Indian Community v. Gila Valley Irrigation District, et al., No. CIA 82-2185 (D. Ariz.), complaining about allegedly improper uses by approximately 17,000 named defendants of "water from within the Gila River watershed." The Corporation was named as a defendant in the complaint, but it has not yet been served with process. The complaint seeks an injunction restraining future uses of water that interfere with the alleged prior rights of the Gila River Indian Community as well as compensatory and punitive damages in an unspecified amount.

               3.    Prior to  December  1982, various  Indian  tribes filed
     several suits in the U.S. District Court for the District of Arizona claiming prior and paramount rights to use waters which are presently being used by many water users, including the Corporation, and claiming damages for prior use in derogation of their allegedly paramount rights. These federal proceedings have been stayed pending final adjudication in the state courts.

     III. Prior to the mid-1960s, a predecessor of Phelps Dodge Industries, Inc. (PDI), a subsidiary of the Corporation, manufactured and sold some cable and wire products that were insulated with material containing as-bestos. PDI believes that the use of these products did not result in sig-nificant releases of airborne asbestos fibers. PDI and the Corporation are collectively referred to herein as PDI.

     Since October 1991, PDI has been served with 26 complaints naming it as a defendant in the Ingalls Shipyard asbestos litigation pending in Pasca-goula, Mississippi. These cases involved about 12,503 claimants, each seeking from $2 million to $20 million in compensatory and punitive damages from approximately 100 to 150 defendants. By Order dated April 21, 1993, PDI was dismissed without prejudice from the consolidated action encaptioned Abrams, et al. v. GAF Corporation, et al., No. 88-5422(2). As a result, ap-proximately 6,562 of the claims against PDI were dismissed. Subsequently, PDI was dismissed from another 14 lawsuits pending in Mississippi during 1993, thus bringing to 9,806 the total number of claims dismissed in that jurisdiction during 1993. In addition to the claims dismissed in
Mississippi, 605 other claims against PDI brought in federal and state courts in Alabama, Arkansas, California, Louisiana, Michigan, New Jersey, Ohio, Pennsylvania and Washington were dismissed during 1993.

     As of December 31, 1993, approximately 2,697 claims were pending against PDI in Mississippi. In addition, PDI is currently defending 347 claims in 12 other jurisdictions. In these various proceedings, plaintiffs allege bodily injury or death from exposure to asbestos and claim damages based on theories of strict liability and negligence. PDI is vigorously contesting and defending these cases.

     IV. Claims under CERCLA and related state acts involving the Corporation have been raised with respect to the remediation of 34 waste disposal and other sites. Most are sites where the Corporation has received information requests or other indications that the Corporation may be a Potentially Responsible Party (PRP) under CERCLA. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Responsible parties for each site include present and former owners, operators, transporters, and generators of the substances at the site. Liability is strict, joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of allocating the remediation costs among them, the uncertainty as to the most desirable remediation techniques and the amount of remediation costs, and the time period during which such costs may be incurred, the Corporation is unable to reasonably estimate the full cost of compliance with CERCLA or equivalent state statutes.

          With respect to these 34 sites, based on currently available information, which in many cases is preliminary and incomplete, the Corporation has no reason to believe that its ultimate responsibility for remediation costs will exceed $0.5 million at any site and believes most will be substantially under $0.1 million.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 1993 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation

     The executive officers of Phelps Dodge  Corporation are elected to serve
at  the pleasure  of its  Board  of Directors.   As  of March  1,  1994, the
executive officers of Phelps Dodge Corporation were as follows:


                      Age at                                Officer of the
      Name            3/1/94           Position            Corporation since
      ----            ------           --------            -----------------

 Douglas C. Yearley     58   Chairman of the Board, President and
                                 Chief Executive Officer           1981

 Bernard G. Rethore     52   Senior Vice President                 1989


 Patrick J. Ryan        57   Senior Vice President                 1981

 Thomas M. St. Clair    58   Senior Vice President and
                                 Chief Financial Officer           1989


 J. Steven Whisler      39   Senior Vice President                 1987


     Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

     Mr.  Rethore was elected Senior Vice President  in July 1989.  Prior to joining Phelps Dodge he had been associated with Microdot Inc., a diversified manufacturer of industrial components, for 16 years, serving as President and Chief Executive Officer of Microdot Industries (the manufacturing division of Microdot Inc.) since 1984.

     Mr. St. Clair was elected Senior Vice President and Chief Financial Officer in May 1989. Prior to joining Phelps Dodge he had been associated with Koppers Company, Inc., a producer of road materials and chemicals, for 30 years, serving as Vice President, Treasurer and Chief Financial Officer since 1984.

                                   Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The information called for by Item 5 appears in Management's Discussion and Analysis.

Item 6.  Selected Financial Data
(In millions except per share amounts)
                                1993      1992    1991   1990    1989 (a/b)
                                ----      ----    ----   ----    ----------

 Sales and other
  operating revenues        $   2,595.9 2,579.3   2,434.3  2,635.7  2,699.6

 Income before cumulative
  effect of accounting
   changes (c)              $     187.9   301.6     272.9    454.9    267.0

 Per common share: (d)
    - primary (e)           $      2.66    4.28      3.93     6.56     3.80
    - fully diluted (f)     $      2.66    4.28      3.93     6.56     3.73

 Cumulative effect of
  accounting changes (g)    $         -   (79.9)        -        -        -

 Per common share: (d)
    - primary (e)           $         -   (1.13)        -        -        -
    - fully diluted (f)     $         -   (1.13)        -        -        -

 Net income (c)             $     187.9   221.7     272.9    454.9    267.0

 Per common share: (d)
    - primary (e)           $      2.66    3.15      3.93     6.56     3.80
    - fully diluted (f)     $      2.66    3.15      3.93     6.56     3.73

 Total assets               $   3,720.9 3,441.2   3,051.2  2,827.4  2,504.6

 Long-term debt             $     547.3   373.8     382.0    403.5    431.5

 Dividends per common
  share: (d)
   Regular dividends        $      1.65    1.61      1.50     1.50     1.43
   Extraordinary dividends  $         -       -         -        -     5.00


(a)  Hudson International Conductors was acquired in November 1989.

(b) Reported 1989 net income of $267.0 million ($3.73 per fully diluted common share) includes income of $504.0 million ($7.04 per share) less a non-recurring after-tax charge of $237.0 million
     ($3.31 per share) primarily reflecting write-downs of certain non-producing assets.

(c) 1992 includes a non-taxable gain of $36.4 million (52 cents per common share) on a subsidiary's stock issuance from two Sumitomo companies' acquisition of a 20 percent interest in the La
     Candelaria copper-gold project in Chile.

(d) All per share amounts reflect average shares outstanding for the respective periods after giving effect to a two-for-one stock split in May 1992.

(e) Based on average number of shares outstanding after preference dividend requirements.

(f)  Assumes   the  conversion   to  common  shares   of  all   of  the
     Corporation's  outstanding   convertible  exchangeable  preference
     shares.  (All such preference shares were converted or redeemed on or before April 1, 1989.)

(g) Includes one-time, after-tax charges in 1992 for the adoption of new accounting methods for postretirement and postemployment benefits and income taxes (see Notes 5, 16 and 17 to the Consolidated Financial Statements for a description of these accounting changes).

Note: See Management's Discussion and Analysis for a discussion of the effect on the Corporation's results of material changes in the price the Corporation receives for copper or in its unit production costs.


Item 7.  Management's Discussion and Analysis

          The information called for by Item 7 appears in Management's Discussion and Analysis.

Item 8.  Financial Statements and Supplementary Data

          The information called for by Item 8 appears in the Consolidated Financial Statements and Notes thereto.

Item 9.  Disagreements on Accounting and Financial Disclosure

          Not applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Phelps Dodge reported 1993 consolidated net income of $187.9 million, or $2.66 per common share, including after-tax revenues of $26.0 million, or 37 cents per common share, from copper price protection arrangements. Net income in 1993 was adversely affected by the passage of the Omnibus Budget Reconciliation Act of 1993 in the third quarter that retroactively raised the maximum corporate income tax rate from 34 percent to 35 percent effective January 1, 1993. The Corporation raised its 1993 tax provision by approximately $9.0 million, or 13 cents per common share, including $3.0 million for the effect of the tax rate increase on 1993 earnings and an additional $6.0 million for deferred taxes at December 31, 1992. All per share amounts in this report reflect average shares outstanding for the respective periods after giving effect to a two-for-one stock split in May 1992.

     The Corporation reported 1992 income of $301.6 million, or $4.28 per common share, before the cumulative effect of accounting changes. This 1992 income included a non-taxable gain of $36.4 million, or 52 cents per common share, on a subsidiary's stock issuance from two Sumitomo companies' acquisition of a 20 percent interest in the La Candelaria copper-gold project in Chile. Income taxes were not provided by Phelps Dodge on the $36.4 million book gain because the proceeds were indefinitely reinvested in the Chilean company. Consolidated net income for 1992 was $221.7 million, or $3.15 per common share, after recognizing the cumulative effect of accounting changes with respect to postretirement and postemployment benefits and income taxes. The Corporation reported net income of $272.9 million, or $3.93 per common share, in 1991.

     The Corporation's consolidated financial results for the last three years are summarized below (in millions except per common share amounts):

- ----------------------------------------------------------------------------
                                                 1993     1992      1991
                                                 ----     ----      ----

 Sales and other operating revenues         $  2,595.9  2,579.3   2,434.3
 Operating income                                314.4    407.8     411.9
 Earnings from operations                        314.4    408.4     415.0
 Earnings before cumulative effect of
  accounting changes                             187.9    301.6     272.9
 Cumulative effect of accounting changes             -    (79.9)        -
 Net income                                      187.9    221.7     272.9
   Per common share:
    Before cumulative effect of accounting
     changes                                      2.66     4.28      3.93
    Cumulative effect of accounting changes          -    (1.13)        -
    Net income                                    2.66     3.15      3.93
- ----------------------------------------------------------------------------

     Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately 1.1 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $11 million. The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged 85 cents in 1993, compared with $1.03 in 1992 and $1.05 in 1991. The COMEX price averaged 85 cents per pound for the first two months of 1994, closing at 87 cents per pound on March 2, 1994.

     The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1993 production, the Corporation entered into contracts with several financial institutions that provided for a minimum average annual realized price of 95 cents per pound for 475 million pounds of copper cathode, about 44 percent of 1993 production. These contracts were based on the average London Metal Exchange (LME) price for the entire year. During 1993, the Corporation recognized revenues of $39.4 million before taxes ($26.0 million, or 37 cents per common share, after taxes) from these arrangements. With respect to 1994 production, as of December 31, 1993, the Corporation had entered into contracts with several financial institutions that provide for minimum 1994 quarterly average prices of 75 cents per pound for 214 million pounds of copper cathode. As of March 2, 1994, total production covered by such contracts had been increased to 244 million pounds of copper cathode, approximately 22 percent of the Corporation's anticipated production for 1994. These contracts are based on the average LME price each quarter.

     Consolidated 1993 revenues were $2,595.9 million, compared with $2,579.3 million in 1992. Sales decreases in 1993 that resulted from lower average copper prices were more than offset by a higher volume of copper sold (including copper purchased for resale), a higher volume of wheels and rims sold, and increased sales by the international wire and cable operations (principally reflecting a late 1992 acquisition in Venezuela). A 6 percent increase in consolidated revenues from $2,434.3 million in 1991 to $2,579.3 million in 1992 also resulted from a higher volume of copper sold (including copper purchased for resale) and a higher volume of wheels and rims sold. In addition, the sales volume of wire and cable products increased in 1992 over 1991.

     Three new accounting standards adopted by the Corporation in the 1992 fourth quarter were treated as though they were in effect since the beginning of that year. As a result of its decision to elect early adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits," the Corporation recorded a non-recurring, after-tax transition charge of $79.9 million that was reflected in revised 1992 first quarter results. More information on the effects of these new accounting standards is included later in Management's Discussion and Analysis, and in Notes 5, 16 and 17 to the Consolidated Financial Statements. The adoption of these new standards had no effect on cash flow.

     Phelps Dodge's results for 1993, 1992 and 1991 can be meaningfully compared by separate reference to its reporting segments, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and invest-ments, and worldwide exploration and development programs. Phelps Dodge Industries includes the Corporation's carbon black and synthetic iron oxide operations, its wheel and rim business, and its magnet wire, specialty conductor and cable operations.

     Within each such segment, significant events and transactions have occurred which, as indicated in the separate discussions presented below, are material to an understanding of the particular year's results and to a comparison with results of the other periods. Note 21 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the following discussion and analysis. Statistics on reserves and production can be found in "Copper Operations" and "Ore Reserves."

RESULTS OF PHELPS DODGE MINING COMPANY

Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the
Corporation's other mining operations and investments (including gold, fluorspar, silver, lead and zinc operations) and its worldwide exploration and development programs.

- ----------------------------------------------------------------------------
                                                 1993    1992      1991
                                                 ----    ----      ----
 Copper (from own mines - thousand tons) *
    Production                                    547.7    537.0     538.1
    Deliveries                                    543.9    537.7     553.9
 COMEX average spot copper price
    per pound - cathodes                    $      0.85     1.03      1.05

                                                  (millions of dollars)

 Sales and other operating revenues         $  1,320.3   1,397.7   1,325.3
 Operating income                                227.1     366.0     367.9
 Equity losses                                    (3.5)     (2.2)     (0.4)
 Earnings from operations                        223.6     363.8     367.5
- ----------------
*    The Corporation's  worldwide copper production and  deliveries shown in the above table  exclude the amounts attributable to (i) the 15 percent undivided interest in  the Morenci, Arizona, copper mining complex held by Sumitomo Metal  Mining Arizona,  Inc. (Sumitomo) and  (ii) the  one-
     third partnership interest in Chino Mines Company in New Mexico held by
     Heisei Minerals Corporation (Heisei).   Excluded production amounts for
     1993,  1992 and  1991 were  60,500 tons,  58,200  tons and  51,100 tons produced at Morenci for the account of Sumitomo and 53,200 tons, 50,800 tons and 52,600 tons produced at Chino for the account of Heisei.

- ----------------------------------------------------------------------------

     Phelps Dodge Mining Company recorded 1993 earnings from operations of $223.6 million, compared with $363.8 million in 1992 and $367.5 million in 1991. The decrease in operating earnings in 1993 resulted from lower average copper prices, offset in part by increased copper sales volume and the effect of price protection arrangements. Unit production costs of copper in 1993 were slightly higher than in 1992, principally as a result of increased depreciation charges from recent capital projects, slightly increased mining expenses associated with longer and steeper haulage requirements, and weather-related costs in the 1993 first quarter. Earnings in 1992 compared with 1991 were affected by slightly lower average realized copper prices and volumes of copper sold, partially offset by lower unit costs of copper production.

     The stability of unit production costs for the three-year period primarily have resulted from additional production of low-cost cathode copper at solvent extraction/electrowinning (SX/EW) plants in Morenci, Arizona; Tyrone, New Mexico; and Santa Rita, New Mexico, and from the clo-sure of the higher cost concentrator operations at Tyrone. Copper produced by SX/EW accounted for 47 percent of the Corporation's total production in 1993, compared with 45 percent in 1992 and 36 percent in 1991. The SX/EW method of copper production results in lower unit costs than conventional concentrating, smelting and refining, and is a major factor in the Corporation's continuing efforts to maintain internationally competitive costs. Annual production capacity at Chino's SX/EW facility at Santa Rita was raised to 60,000 tons of cathode copper, an increase of 15,000 tons, by an expansion project completed in April 1993.

     Substantial capital programs completed in 1992 also assisted in con-taining the escalation of unit production costs. Phelps Dodge Mining Company completed construction on the Northwest Extension mining project in May 1992. This project added 70,000 tons of SX/EW production capacity per year from a copper deposit adjacent to and north of the existing Morenci mine. Morenci now has an annual production capacity of 170,000 tons of cathode copper. In addition, reentry into the Metcalf area of the Morenci mine continued during the year, and the Corporation successfully completed an extension and relocation of the in-pit ore crushing and conveying systems. Each of these projects was designed and implemented to enable Phelps Dodge Mining Company to maintain its low-cost production levels.

     Concentrate production at Tyrone, which historically approximated 100,000 tons of copper annually, was indefinitely suspended in February 1992 because the higher grade sulfide copper ore reserves were substantially depleted. However, in order to operate the Burro Chief SX/EW plant near Ty-rone at capacity, a mine-for-leach operation will continue. In early 1992, the Corporation completed a fourth expansion of the SX/EW plant, increasing its production capacity to 70,000 tons of cathode copper per year. The Corporation expects to operate the plant for the next 10 years or more.

     Phelps Dodge Mining Company continued construction at its La Candelaria project throughout 1993. La Candelaria is a major copper-gold deposit lo-cated three miles southwest of Ojos del Salado near Copiapo in the Atacama desert of northern Chile. Discovered in 1987 by the Phelps Dodge exploration group, La Candelaria has estimated ore reserves of 403.3 million tons at an average grade of 1.09 percent copper and containing 3 million ounces of gold. Phelps Dodge owns an 80 percent interest in La Candelaria, and a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, owns a 20 percent interest.

     In 1993, final agreements were executed for $290 million in limited-recourse debt project financing for La Candelaria with four lenders: the Export-Import Bank of Japan with $200 million; the Overseas Private In-vestment Corporation (OPIC) with $50 million; Banco de Chile with $30 million; and Kreditanstalt fur Wiederaufbau with $10 million. The initial loan draw-down under these agreements was made in September. These borrowings are limited recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter.

     Construction and pre-stripping at La Candelaria are on schedule and full production is anticipated for 1995. When completed, the $550 million project will consist of an open-pit mine, concentrator, port and associated facilities. La Candelaria, which will be operated by Phelps Dodge, is expected to produce more than 100,000 tons of copper and 80,000 ounces of gold annually over the 34-year mine life.

     The Corporation has additional sources of copper that could be placed in production should market circumstances warrant. Permitting and significant capital expenditures would be required, however, to develop such additional production capacity.

     In 1993, Phelps Dodge Mining Company's Santa Gertrudis gold project in Mexico produced 38,221 ounces of gold, a 27 percent reduction from 1992's already reduced production levels. The 1993 production shortfalls primarily resulted from lower-than-expected ore grades and recoveries, and production losses caused by heavy rains during the first quarter. Phelps Dodge is currently evaluating alternatives for the sale of its interest in Santa Gertrudis.

RESULTS OF PHELPS DODGE INDUSTRIES

Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries;
its U.S. specialty conductor operations through Hudson International Conductors (Hudson); and its international wire and cable manufacturing operations through Phelps Dodge International Corporation.

- ----------------------------------------------------------------------------
                                                1993     1992     1991
                                                ----     ----     ----
                                                (millions of dollars)

 Sales and other operating revenues         $  1,275.6  1,181.6  1,109.0
 Operating income                                117.1     72.4     72.8
 Equity earnings                                   3.5      2.8      3.5
 Earnings from operations                        120.6     75.2     76.3
- ----------------------------------------------------------------------------

     Phelps Dodge Industries recorded earnings from operations of $120.6 million in 1993, compared with $75.2 million in 1992 and $76.3 million in 1991. Earnings increases in 1993 were attributable to economic recovery in North America, particularly in the automotive sector, offsetting continued weakness in the European economies. Over 80 percent of the improvement came from the wheel and rim, magnet wire and carbon black businesses.

     Columbian Chemicals' 1993 earnings were higher than in 1992 primarily because of higher margins in North America that offset weak sales volumes in Europe. Columbian Chemicals' 1992 earnings were lower than in 1991 pri-marily because of lower industrial carbon black margins and lower earnings in Europe. Demand for rubber carbon black in the United States, however, strengthened in 1992. The 1991 results of Columbian Chemicals reflected weak demand in the North American automotive sector in the form of lower margins for carbon black, especially for rubber applications.

     In late 1993, Columbian Chemicals and its joint venture partner, Tiszai Vegyi Kombinat (TVK), began operation through Columbian Tiszai Carbon Ltd.
(CTC) of the first carbon black manufacturing plant in Hungary. Located in the northeastern Hungarian city of Tiszaujvaros, CTC has an annual production capacity of 55,000 tons of carbon black, more than enough to supply the entire Hungarian carbon black market. The remaining production, nearly 70 percent, will be exported. Financing for CTC was arranged through the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD). It is the first project in Hungary to benefit from a direct loan by OPIC. Columbian Chemicals holds a 60 percent interest in CTC; TVK, Hungary's largest petrochemical company, holds the remaining 40 percent interest.

     Accuride increased its 1993 sales volume of steel wheels, rims and components by 18 percent over 1992 as a result of strong North American demand for medium and heavy trucks and trailers. In addition, Accuride experienced higher margins in 1993 resulting from improved productivity and lower unit production costs. Accuride's 1992 earnings also reflected both improved demand and improved margins over the prior year. Accuride's 1992 sales of wheels and rims were up approximately 22 percent as the truck and trailer industry began to recover from the 10-year lows experienced in 1991. The margin improvement resulted from productivity increases and cost reductions attributable to the company's $48 million modernization program initiated in 1990. This margin improvement was achieved notwithstanding lower average selling prices for steel wheels and rims resulting from con-tinued competitive pricing pressures in an industry that still has some excess capacity.

     Phelps Dodge Magnet Wire Company's 1993 earnings exceeded its 1992 earnings as a result of sales volume increases and improved margins in North America. Phelps Dodge Magnet Wire Company experienced steady volume growth during 1992 over 1991, and benefited from productivity gains and cost savings initiatives. Operating margins in 1992, however, were relatively flat as a result of intense competitive pressures.

     In March 1993, Phelps Dodge Magnet Wire Company expanded its international presence with the acquisition of Elektrodraht Mureck, Phelps Dodge Eldra GmbH. The magnet wire joint venture with Eldra Elektrodraht-Erzeugung GmbH, a leading European magnet wire manufacturer, is located in Mureck, Austria. Phelps Dodge holds a 51 percent interest in the company; Eldra Elektrodraht-Erzeugung GmbH holds the remaining 49 percent. In March 1994, Phelps Dodge Magnet Wire Company acquired a fine wire manufacturing plant in Laurinburg, North Carolina, from Rea Magnet Wire Company, Inc., and a magnet wire manufacturing plant in El Paso, Texas, from Texas Magnet Wire Company, an affiliate of Rea and Fujikura International, Inc.

     In 1993, the Corporation's international wire and cable business experienced increased earnings, primarily from the integration of a group of Venezuelan wire and cable manufacturing companies acquired in late 1992, and the continued growth of telephone and power cable and commercial wire sales in other markets. These increases in 1993 earnings were offset in part by lower sales volumes in Thailand where certain large-scale utility projects were delayed by the Thai government. In 1992, the Corporation's international wire and cable business enjoyed improved operating earnings over 1991 primarily because of volume improvements in Chile and Thailand and an expanding telephone service installation business in Central and South America. Some margin deterioration was experienced, however, resulting from tariff reductions and increased competition. The 1991 results of the Corporation's majority-owned international wire and cable manufacturing com-panies benefited from continued recovery in international markets for wire and cable, especially in Chile and Thailand where these affiliates showed significant increases in sales.

     In December 1992, Phelps Dodge, through its 87 percent owned Venezuelan associate company, Alambres y Cables Venezolanos, C.A. (ALCAVE), acquired three Venezuelan companies. These companies, which operate as a group, together with ALCAVE constitute one of the largest manufacturers of electrical and telecommunication copper and aluminum wires and cables in Venezuela and the Andean Region.

     Phelps Dodge Industries' 1992 earnings reflected a $5.0 million reserve at Hudson for the consolidation of its conductor operations in Ossining and Walden, New York, into its expanded Inman, South Carolina, facility. The consolidation, which was initiated in response to changes in market conditions, especially in the defense sector, was completed in 1993. Continued weak market conditions in the defense sector resulted in a 1993 earnings performance at Hudson that was below expectations.

     In 1993, operations outside the United States provided 51 percent of Phelps Dodge Industries' sales, compared with 48 percent in 1992 and 45 percent in 1991. During the year, operations outside the United States con-tributed 63 percent of the segment's earnings from operations, compared with 82 percent in 1992 and 69 percent in 1991.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

The Corporation reported net interest expense in 1993 of $37.0 million, com-pared with $39.5 million in 1992 and $39.1 million in 1991. Reported net interest expense has remained relatively constant over the three-year period despite a $158.7 million increase in debt in 1993. This has resulted from the capitalization of interest charges during the construction and development of two major projects -- the La Candelaria copper-gold project in Chile and the carbon black project in Hungary.

     The Corporation's 1993 miscellaneous income, net of miscellaneous expense, was $16.4 million, compared with $10.7 million in 1992 and $28.4 million in 1991. A major factor in miscellaneous income and expense fluctuations over the past three years has been the receipt of dividends from the Corporation's 16.25 percent minority interest in Southern Peru Copper Corporation. The Corporation received pre-tax dividends of $2.9 million in 1993, $2.4 million in 1992, and $9.8 million in 1991.

     For the year ended December 31, 1993, the Corporation recorded a provision for taxes of $105.9 million (an effective rate of approximately
36.0 percent). This compares with a 1992 provision for taxes of $114.4 million (an effective rate of approximately 27.5 percent) and a 1991 provision of $131.4 million (an effective rate of approximately 32.5 percent). The 1993 effective rate was adversely affected by the passage of the Omnibus Budget Reconciliation Act of 1993 that retroactively raised the maximum corporate tax rate from 34 percent to 35 percent effective January 1, 1993. In addition to the effect of the increase in the maximum tax rate, the Corporation provided an additional $6.0 million for deferred taxes on temporary differences existing at December 31, 1992. The principal factor in the lower 1992 effective rate was a non-taxable gain of $36.4 million on a subsidiary's stock issuance from two Sumitomo companies' acquisition of a 20 percent interest in the La Candelaria copper-gold project in Chile. (See
Note 5 to the Consolidated Financial Statements for a reconciliation of the Corporation's effective tax rates to statutory rates.)

     On February 15, 1994, the Corporation received an examination report from the Internal Revenue Service proposing increases to the Corporation's federal income tax liabilities for the years 1988 and 1989. The Corporation is currently preparing its response to this report and intends to protest all material unagreed adjustments. Management believes it has made adequate provision so that the final resolution of the issues involved, including their application to subsequent periods, will not have a material adverse effect on the consolidated financial position or operating results of the Corporation.

     On January 25, 1993, the U.S. Supreme Court ruled in favor of the government in U.S. vs. Hill, U.S. Supreme Court, No. 91-1421, reversing a decision that had permitted a favorable approach to the computation of the depletion preference for purposes of determining the alternative minimum tax liability. As a result of this decision, the Corporation amended its 1991 tax return and paid additional federal income taxes of approximately $26.6 million in February 1993. This ruling does not affect the net income of the Corporation, but does affect the timing of its tax payments.

     Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the Corporation's accumulated pension and other postretirement benefit obligations. As a result of the 1993 decline in long-term interest rates, the Corporation reduced its discount rate from 8.5 percent at December 31, 1992, to 7.25 percent at December 31, 1993. The Corporation's estimated pension obligations increased by a net $60 million primarily as a result of this discount rate reduction offset in part by a reduction in the assumed rate of increase in compensation levels from 5 percent to 4 percent. Other estimated postretirement benefit obligations of the Corporation increased by a net $14 million. The effect of the reduced discount rate on this estimated obligation was mostly offset by a 1 percentage point reduction for each year in the assumed annual rate of increase in the per capita cost of covered health care benefits. The increases in these estimated obligations did not affect the earnings reported by the Corporation in 1993. In accordance with applicable accounting standards, the Corporation will amortize such increases beginning in 1994 and continuing in subsequent years. The combined incremental expense will not be significant in 1994. For a further discussion of these issues, please see Notes 15 and 16 to the Consolidated Financial Statements.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

At the end of 1993, the Corporation had cash and short-term investments of $255.8 million, compared with $251.2 million at the beginning of the year. The Corporation's operating activities provided $385.0 million of cash during the year which was more than adequate to cover dividend payments on its common stock and its routine investing activities. The cash used for the Corporation's capital expenditures at its La Candelaria copper-gold project ($189.8 million) and its carbon black project in Hungary ($33.6 million) were mostly provided by limited-recourse debt project financings ($198.2 million).

     Investing activities during 1993 included capital expenditures of $387.2 million, compared with $270.8 million in 1992, and acquisitions and investments in subsidiaries of $3.8 million, compared with $58.6 million in 1992. The $116.4 million increase in capital expenditures principally resulted from the Corporation's La Candelaria copper-gold project and Hungarian carbon black project. The decrease in investment in subsidiaries primarily reflected the 1992 acquisition of a group of wire and cable manufacturing companies in Venezuela. Investing activities in 1993 included cash proceeds of $6.7 million from the 1992 acquisition by two Sumitomo companies of a 20 percent interest in La Candelaria; that transaction also resulted in $41.9 million in cash proceeds in 1992 (see Note 3 to the Consolidated Financial Statements).

     The Corporation's total debt was $647.2 million at December 31, 1993 (including $82.7 million of foreign short-term borrowings), compared with $488.5 million at the end of 1992 (including $72.5 million of foreign short-term borrowings). The increase in total debt during the year principally resulted from limited-recourse project financings for La Candelaria, $164.7 million, and the carbon black project in Hungary, $33.5 million. The ratio of total debt to total capitalization was 23.7 percent at the end of 1993, compared with 19.4 percent at the end of 1992.

     On May 6, 1992, the Board of Directors declared a two-for-one stock split and a 10 percent increase in the Corporation's quarterly cash dividend, to 41.25 cents per share from 37.5 cents per share on a post-stock split basis (equivalent to 82.5 cents per share from 75 cents per share on a pre-stock split basis). The stock split, in the form of a 100 percent stock dividend, and the cash dividend were both payable June 8, 1992, to common shareholders of record at the close of business on May 18, 1992. As a result of the stock split, the Corporation's outstanding shares increased from approximately 35 million to approximately 70 million. This was reflected on the Consolidated Balance Sheet as an increase in "Common shares, par value $6.25" of approximately $219 million, with an offsetting charge to "Capital in excess of par value." The $3.1 million increase in dividend payments on the Corporation's common shares, from $113.0 million in 1992 to $116.1 million in 1993, principally resulted from the 10 percent increase in the dividend rate in the 1992 second quarter (from a quarterly rate of 37.5 cents per share to 41.25 cents per share).

     During the second quarter of 1993, final agreements were executed with a group of lenders for $290 million of 13-year debt financing for the La Candelaria project. These borrowings are limited recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter. The $290 million includes $200 million of floating rate dollar debt, $60 million of fixed rate dollar debt, and $30 million of floating rate debt denominated in Chilean pesos. The agreements provide for a three and one-half year draw-down period and a nine and one-half year repayment period. As of December 31, 1993, $205.7 million had been drawn down under these agreements. As the Corporation consolidates its interest in majority owned mining joint ventures using the proportional consolidation method, only 80 percent of this debt and related financing charges have been reflected in the Corporation's consolidated financial statements. The Corporation also caused the project to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two years ending December 31, 2003.

     During 1993, the Corporation's 60 percent owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are with recourse to the
Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter. The OPIC facility is a $24.5 million fixed rate dollar borrowing bearing interest rates of between 8.01 percent and 9.15 percent, while the EBRD $9.0 million loan is a floating rate dollar borrowing. These borrowings mature in the years 1995 through 2001.

     In February 1993, the Corporation sold $90 million of 6.5 percent refunding bonds due April 1, 2013. The proceeds from the sale of these bonds were used to repay the Corporation's 7 percent Installment Sale Obligations due in the years 1993 through 2003 ($90.0 million) on April 1, 1993.

     The Corporation filed a shelf registration statement with the Securities and Exchange Commission on December 6, 1991, for up to $250 million of debt securities to be issued from time to time in one or more se-ries to refinance debt and for general corporate purposes. During the 1992 first quarter, the Corporation sold $100 million of 10-year notes bearing a coupon of 7.75 percent, maturing January 1, 2002, and $50 million of 7.96 percent notes due in the years 1998 through 2000. The proceeds from the sales of these notes, together with a small amount of cash from the Corporation, were used to retire $154.8 million of higher interest rate debt of the Corporation during the 1992 first quarter.

     On January 19, 1994, the Corporation issued $81.1 million of 5.45 percent obligations due in 2009. The proceeds from the issue are being used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.

     The Corporation entered into a new revolving credit agreement with several lenders on June 30, 1993, at which time it terminated its then existing credit agreement. The new agreement permits borrowings of up to $200 million from time to time until its maturity on June 30, 1998. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of three-sixteenths of 1 percent of total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 40 percent of total consolidated capitalization. There were no borrowings under the current or the previous agreement at either December 31, 1993, or December 31, 1992.

     The Corporation has other lines of credit totaling $90.5 million that are subject to agreement as to availability, terms and amount. The Corporation pays a fee at the rate of three-eighths of 1 percent for $12.5 million of these lines. There were no borrowings outstanding under these lines of credit at either December 31, 1993, or December 31, 1992.

     Accuride Canada Inc. has a revolving credit facility that permits borrowings of up to U.S. $25.0 million. Interest on these borrowings is payable at a fluctuating rate based on the agent bank's Base Rate Canada, or a fixed rate based on LIBOR, for maturities of one to six months. The $25.0 million commitment under this facility extends through June 1994, afterwhich the commitment is determined using a specified borrowing base calculation. At December 31, 1993, borrowings outstanding under this facility totaled $6.0 million, compared with $28.7 million at the beginning of the year.

     The current portion of the Corporation's long-term debt, scheduled for payment in 1994, is $17.2 million, including $13.7 million for its international manufacturing operations and $3.5 million on its air quality control obligations.

     During 1993, net working capital (exclusive of cash and short-term investments and current debt) decreased $7.3 million. This decrease principally resulted from a $20.6 million decrease in accrued income taxes and a $2.8 million increase in deferred income tax assets, partially offset by a $16.1 million net increase in accounts payable and accrued expenses. The $20.6 million decrease in accrued income taxes in 1993 was the result of approximately $26.6 million in additional federal income taxes paid with the Corporation's amended 1991 income tax return. The $16.1 million net increase in accounts payable and accrued expenses in 1993 principally resulted from improved vendor credit terms and increased accruals resulting from improved business in North America.

     During  1992,  net working  capital (exclusive  of cash  and short-term investments and current debt) increased $20.3 million. This increase principally resulted from a $40.4 million increase in accounts receivable, partially offset by a $20.2 million increase in accrued expenses. The $40.4 million increase in accounts receivable in 1992 was the result of approximately $16.0 million of acquired receivables from the acquisition of a group of Venezuelan wire and cable manufacturing companies, approximately $11.0 million due from the minority participants in the La Candelaria project for their portion of certain development costs, and generally higher sales in November and December of 1992 compared with the same period in 1991. The $20.2 million increase in accrued expenses in 1992 principally resulted from increased activity at La Candelaria, the acquisition of a group of Venezuelan wire and cable manufacturing companies, and the adoption of new accounting standards for postretirement and postemployment benefits.

     The Corporation expects capital outlays in 1994 to be approximately $215.0 million for Phelps Dodge Mining Company, including $110.0 million for the Corporation's 80 percent share of the La Candelaria project, and approximately $75.0 million for Phelps Dodge Industries. The La Candelaria outlays will be funded from the debt commitments for this project referred to above and by Phelps Dodge and the Sumitomo companies. The other capital outlays will be funded from cash reserves and operating cash flow or, if necessary, from other borrowings.

     The Corporation is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund), as amended by the Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL) for possible response. Among the sites identified, EPA has included 13 sites owned by the Corporation. The Corporation believes that most, if not all, of its sites so identified will not qualify for listing on the NPL.

     In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous waste on the environment associated with past disposal practices at sites not owned by the Corpora-tion. The Corporation has received notice that it is a Potentially Responsible Party (PRP) from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 34 sites. For further information about these proceedings, see Item 3. Legal Proceedings, Part IV.

     At December 31, 1993, the Corporation had reserves of $74.0 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

     The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be re-quired and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation has other probable environmental liabilities that cannot in its judgment reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

     The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

     The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters." The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1994 and 1995, and the expenditures for those programs in 1993, are separate from the reserves and estimates described above.

     Bills have been proposed in both the U.S. House of Representatives and the U.S. Senate that would amend the Mining Law of 1872. The proposed amendments would impose royalties on mining operations on unpatented lands; restrict access to public lands for exploration, development and mining activities; and impose more stringent environmental protection requirements. While the effect on Phelps Dodge's current operations and other currently owned mineral resources would be minimal, adoption of either of the proposed bills in their current form would result in significant additional capital expenditures and operating expenses in the development and operation of new mines on federal lands. The resulting additional restrictions and delays in the development of such mines would seriously impact future exploration and development on federal lands in the United States.

     In 1993, the New Mexico legislature passed the New Mexico Mining Act. The Act requires that operators of new and existing mining operations, as well as exploration activities, submit permit applications and reclamation plans for their operations and provide sufficient financial assurance until reclamation or post-mining land use goals are met. Regulations to implement the Act are due by June 18, 1994. The Act will increase the Corporation's regulatory and compliance costs for its New Mexico operations, but until the implementing regulations are adopted it is not possible to determine the impact of the new requirements on the Corporation.

     During 1993, the Corporation purchased 130,000 of its common shares under its current 4 million common share buy-back program initiated in September 1989 (numbers of shares have been revised to give effect to the two-for-one stock split in May 1992). Under this program, the Corporation from time to time makes purchases in the open market and also considers purchasing common shares in negotiated transactions. From November 1988 through December 31, 1993, the Corporation purchased a total of 6,945,000 common shares -- 2,373,000 shares under the current program and the balance under the now superseded program begun in November 1988. These purchased shares were restored to the treasury. There were 70,531,081 common shares outstanding at December 31, 1993.

     During 1992, the Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits." All three standards have been treated as though they were in effect since January 1, 1992. The cumulative effects of the accounting changes required by these standards have been reflected in revised 1992 first quarter results. Adoption of the standards also requires recognition of certain ongoing operating costs in excess of those recorded under previously used accounting methods. For example, as a result of the new tax standard, Phelps Dodge increased the book value of certain purchased assets at Chino Mines Company, Columbian Chemicals Company, Accuride Corporation and Hudson International Conductors by $90.9 million as of January 1, 1992, with a corresponding increase in deferred tax liabilities. As a result, earnings from operations were reduced by $7.3 million for incremental 1992 depreciation and other expenses; net income was not affected because the tax provision was reduced by a corresponding amount.

     The combined cumulative effect of accounting changes from the adoption of these three new accounting standards was a one-time transition charge of $111.1 million before taxes ($79.9 million, or $1.13 per common share, after taxes). With respect to the Corporation's liability for postretirement benefits, if the Corporation's inflation assumptions prove to be incorrect, its estimates could be significantly different (for example, an increase in the medical inflation rate of 1 percent could result in an increase of as much as $12 million in the obligation). The adoption of these standards has had no effect on cash flow and has not affected adversely in any material respect the position of the Corporation under its debt agreements. The disclosures for these accounting changes are included in Note 16 for SFAS No. 106, Note 5 for SFAS No. 109 and Note 17 for SFAS No. 112.

CAPITAL OUTLAYS

The Corporation's capital outlays in each of the past three years are set forth in the following table. These capital outlays are exclusive of capitalized interest and the portions of the expenditures at Morenci, Chino and La Candelaria payable by minority interest holders.

- ----------------------------------------------------------------------------
                                                1993      1992      1991
                                                ----      ----      ----
                                                 (millions of dollars)

 Phelps Dodge Mining Company:
   La Candelaria                               $ 189.8     53.6     19.9
   Other                                          95.6    146.9    242.7
                                               -------  -------  -------
                                                 285.4    200.5    262.6
 Phelps Dodge Industries                         101.2     69.7     93.8
 Corporate and other                               0.6      0.6      1.3
                                               -------  -------  -------
                                               $ 387.2    270.8    357.7
                                               =======  =======  =======
- ----------------------------------------------------------------------------

DIVIDENDS AND MARKET PRICE RANGES

Phelps Dodge's common shares are listed on the New York Stock Exchange, the principal market on which they are traded. At March 2, 1994, there were 9,606 holders of record of the Corporation's common shares. The Corporation paid quarterly dividends of 37.5 cents on each common share throughout 1991 and in the 1992 first quarter (dividend amounts have been revised to give effect to the May 1992 two-for-one stock split). In the 1992 second quarter, the quarterly dividend was increased 10 percent to 41.25 cents on each common share and has continued at that rate.

          The table below sets forth the high and low prices per common share (composite quotation) in the periods indicated.

- ----------------------------------------------------------------------------
                                            Market Price Ranges*
                               ---------------------------------------
                               1993              1992             1991
                               ----              ----             ----
                         High      Low     High      Low     High      Low
                         -----    -----    -----    -----    -----    -----
 First Quarter         $ 55.63    47.75    43.00    32.00    34.69    26.19
 Second Quarter          50.75    41.50    50.50    39.50    34.88    28.75
 Third Quarter           49.25    39.13    53.00    45.00    38.00    31.63
 Fourth Quarter          50.88    40.00    49.25    41.38    39.63    29.94
- ---------------

* The market price ranges reflect actual share prices as reported for each day's trading; they have been revised for the respective periods to give effect to the May 1992 two-for-one stock split.

- ----------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(In millions except per common share amounts)

- ----------------------------------------------------------------------------
                                          First   Second    Third   Fourth
                                         Quarter  Quarter  Quarter  Quarter
                                         -------  -------  -------  -------
 1993
 ----
  Sales and other operating revenues    $ 666.7     629.8    646.7    652.7

  Operating income                         95.7      78.4     74.5     65.8

  Net income                               60.3      46.3     39.7     41.6

  Net income per common share              0.85      0.66     0.56     0.59

 1992  *
 ----
  Sales and other operating revenues    $ 590.5     663.3    672.1    653.4

  Operating income                         84.5      98.9    120.8    103.6

  Income before cumulative effect of
   accounting changes                      52.0      65.8    118.3     65.5

  Cumulative effect of accounting
   changes                                (79.9)        -        -        -

  Net income (loss)                       (27.9)     65.8    118.3     65.5

  Per share amounts:
    Income before cumulative effect
     of accounting changes                 0.74      0.94     1.68     0.93

    Cumulative effect of accounting
     changes                              (1.14)        -        -        -

    Net income (loss)                     (0.40)     0.94     1.68     0.93
- ---------------

* Information for the first three quarters of 1992 has been revised to reflect changes in accounting for postretirement and postemployment benefits and income taxes (see Notes 5, 16 and 17 to the Consolidated
     Financial Statements  for a  description of these  accounting changes).
     Net income for the 1992 third quarter includes a non-taxable gain of $36.4 million, or 52 cents per common share, on a subsidiary's stock issuance from two Sumitomo companies' acquisition of a 20 percent interest in the La Candelaria copper-gold project in Chile.

- ----------------------------------------------------------------------------

INFLATION

During the last three years, the principal impact of general inflation upon the financial results of the Corporation has been on unit production costs, especially energy and supply costs, at the Corporation's mining and industrial operations. In considering the impact of changing prices on the financial results of the Corporation, it is important to recognize that the selling price of the Corporation's principal product, copper, does not necessarily parallel the rate of inflation or deflation.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

- ----------------------------------------------------------------------------



     The consolidated balance sheet at December 31, 1993 and 1992, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 1993, and notes thereto, together with the report thereon of Price Waterhouse dated January 24, 1994, appear in this report. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Corporation have been omitted because the Corporation is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Corporation or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1993. Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method, other than those for which summarized financial information is provided in Note 2 to the Consolidated Financial Statements, have been omitted because, if considered in the aggre-gate, such subsidiaries and 50 percent or less owned persons would not constitute a significant subsidiary.

                          ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended December 31, 1993, 1992 and 1991:


    V  -  Property, plant and equipment

   VI - Accumulated depreciation, depletion and amortization of property, plant and equipment


  VII  -  Guarantees of securities of other issuers

 VIII  -  Valuation and qualifying accounts and reserves


   IX  -  Short-term borrowings

    X  -  Supplementary income statement information


<AUDIT-REPORT>

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated January 24, 1994, appearing in this report also included an audit of the Financial Statement Schedules listed in the foregoing index titled "Additional Financial Data." In our opinion, these Financial
Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related con-solidated financial statements.





PRICE WATERHOUSE

Phoenix, Arizona
January 24, 1994

</AUDIT-REPORT>

REPORT OF MANAGEMENT

The management of Phelps Dodge Corporation is responsible for preparing the consolidated financial statements presented in this annual report and for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Management has also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements.

     Management maintains a system of internal controls, including internal accounting controls, which in management's opinion provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The system includes formal policies and procedures that are communicated to em-ployees with significant roles in the financial reporting process and updated as necessary. The system also includes the careful selection and training of qualified personnel, an organization that provides a segregation of responsibilities and a program of internal audits that independently assesses the effectiveness of internal controls and recommends possible improvements.

     The Audit Committee, consisting of six non-employee directors, meets at least three times a year to review, among other matters, internal control conditions and internal and external audit plans and results. It meets periodically with senior officers, internal auditors and independent accoun-tants to review the adequacy and reliability of the Corporation's ac-counting, financial reporting and internal controls.

     The consolidated financial statements have also been audited by Price Waterhouse, our independent accountants, whose appointment was ratified by
the shareholders.   The Price  Waterhouse examination included  a study  and
evaluation of internal accounting controls to establish a basis for reliance thereon in determining the nature, extent and timing of audit tests applied in the examination of the financial statements.

     Management also recognizes its responsibility for fostering a strong ethical climate so that the Corporation's affairs are conducted according to
the   highest  standards   of  personal   and  corporate   conduct.     This
responsibility is characterized and reflected  in the Corporation's code  of
business  ethics   and  policies,   which  is  distributed   throughout  the
Corporation.    The  code of  conduct  addresses,  among  other things,  the necessity of ensuring open communication within the Corporation; potential conflicts of interest; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary in-
formation.   The Corporation maintains  a systematic program  to assess com-
pliance with these policies.

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant esti-mates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As  described  in  Note 1  to  the  Consolidated  Financial Statements,  the
Corporation  changed  its  method   of  accounting  for  postretirement  and
postemployment benefits and income taxes effective January 1, 1992.





PRICE WATERHOUSE
Phoenix, Arizona
January 24, 1994
</AUDIT-REPORT>

STATEMENT OF CONSOLIDATED OPERATIONS
(In thousands except per share data)
                                            1993       1992       1991
                                            ----       ----       ----

 SALES AND OTHER OPERATING REVENUES     $2,595,892   2,579,251   2,434,262
                                        ----------   ---------   ---------
 OPERATING COSTS AND EXPENSES
  Cost of products sold                  1,933,916   1,853,918   1,734,195
  Depreciation, depletion and
   amortization                            187,061     162,245     138,898
  Selling and general administrative
   expense                                 103,744     105,386      98,695
  Exploration and research expense          56,775      49,924      50,570
                                        ----------   ---------   ---------
                                         2,281,496   2,171,473   2,022,358
                                        ----------   ---------   ---------
 OPERATING INCOME                          314,396     407,778     411,904
  Equity earnings                               19         659       3,112
                                        ----------   ---------   ---------
 EARNINGS FROM OPERATIONS                  314,415     408,437     415,016
  Interest expense                         (54,490)    (47,402)    (47,463)
  Capitalized interest                      17,477       7,866       8,317
  Gain from subsidiary's stock
   issuance                                      -      36,404           -
  Miscellaneous income and expense,
   net                                      16,398      10,695      28,430
                                        ----------   ---------   ---------
 INCOME BEFORE TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES             293,800     416,000     404,300
  Provision for taxes                     (105,900)   (114,400)   (131,400)
                                        ----------   ---------   ---------
 INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                       187,900     301,600     272,900
  Cumulative effect of accounting
   changes                                       -     (79,900)          -
                                        ----------   ---------   ---------
 NET INCOME                             $  187,900     221,700     272,900
                                        ==========   =========   =========


 EARNINGS PER SHARE
  Income before cumulative effect of
   accounting changes                        $2.66        4.28        3.93
  Cumulative effect of accounting
   changes                                       -       (1.13)          -
                                        ----------   ---------   ---------
  Net income                                 $2.66        3.15        3.93
                                        ==========   =========   =========


 AVERAGE NUMBER OF SHARES OUTSTANDING       70,642      70,453      69,454

See Notes to Consolidated Financial Statements.


STATEMENT OF CONSOLIDATED RETAINED EARNINGS
(In thousands)
                                               1993       1992       1991
                                               ----       ----       ----

 RETAINED EARNINGS AT BEGINNING OF
  YEAR                                  $1,546,683   1,437,951   1,269,094
  Net income                               187,900     221,700     272,900
  Dividends on common shares              (116,119)   (112,968)   (104,043)
                                        ----------   ---------   ---------
 RETAINED EARNINGS AT END OF YEAR       $1,618,464   1,546,683   1,437,951
                                        ===========  ==========  ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands except per share values)
                                                      December    December
                                                         31,         31,
                                                        1993        1992
                                                        ----        ----
 ASSETS
  Current assets:
   Cash and short-term investments, at cost         $  255,770     251,221
   Receivables, less allowance for doubtful
    accounts (1993 - $12,162; 1992 - $10,717)          354,428     365,357
   Inventories                                         225,404     223,926
   Supplies                                            103,267     101,536
   Prepaid expenses                                     13,089      15,388
   Deferred income taxes                                35,386      32,556
                                                    ----------   ---------
    Current assets                                     987,344     989,984
   Investments and long-term receivables               115,407      93,753
   Property, plant and equipment, net                2,340,231   2,108,638
   Other assets and deferred charges                   277,894     248,815
                                                    ----------   ---------
                                                    $3,720,876   3,441,190
                                                    ==========   =========

 LIABILITIES
  Current liabilities:
   Short-term debt                                  $   82,718      72,539
   Current portion of long-term debt                    17,210      42,166
   Accounts payable and accrued expenses               425,735     391,697
   Income taxes                                         14,290      34,472
                                                    ----------   ---------
    Current liabilities                                539,953     540,874
   Long-term debt                                      547,285     373,766
   Deferred income taxes                               286,042     265,118
   Other liabilities and deferred credits              263,280     238,228
                                                    ----------   ---------
                                                     1,636,560   1,417,986
                                                    ----------   ---------
 COMMITMENTS AND CONTINGENCIES
  (SEE NOTES 18 AND 19)

 MINORITY INTEREST IN SUBSIDIARIES                      62,217      50,751
                                                    ----------   ---------
 COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $6.25;
   100,000,000 shares authorized;
   70,531,081 outstanding (1992 - 70,374,258)
   after deducting 4,657,233 shares
   (1992 - 4,814,056) held in treasury                 440,819     439,839
  Capital in excess of par value                        83,147      80,632
  Retained earnings                                  1,618,464   1,546,683
  Cumulative translation adjustments and other        (120,331)    (94,701)
                                                    ----------  ----------
                                                     2,022,099   1,972,453
                                                    ----------  ----------
                                                    $3,720,876   3,441,190
                                                    ==========   =========
See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                                             1993        1992        1991
                                             ----        ----        ----

 OPERATING ACTIVITIES
  Net income                             $ 187,900     221,700     272,900
  Adjustments to reconcile net income
   to cash flow from operations:
   Depreciation, depletion and
    amortization                           187,061     162,245     138,898
   Deferred income taxes                    29,512      19,322      50,540
   Equity earnings net of dividends
    received                                   369       4,628       2,464
   Provision for non-producing assets
    and other                                    -           -      14,450
   Cumulative effect of accounting
    changes                                      -      79,900           -
                                         ---------   ---------   ---------
     Cash flow from operations             404,842     487,795     479,252
  Adjustments to reconcile cash flow
   from operations to net cash provided
   by operating activities:
   Changes in current assets and
    liabilities:
     (Increase) decrease in receivables       (563)    (40,440)    (18,358)
     (Increase) decrease in inventories     (2,348)     (6,717)     44,449
     (Increase) decrease in supplies        (1,133)     (1,732)     (5,855)
     (Increase) decrease in prepaid
      expenses                               3,052      (6,536)      8,176
     (Increase) decrease in deferred
      income taxes                          (2,830)     (1,339)          -
     Increase (decrease) in interest
      payable                                1,075       2,636       1,036
     Increase (decrease) in other
      accounts payable                      30,490       8,774      12,018
     Increase (decrease) in income
      taxes                                (20,611)      4,858     (19,400)
     Increase (decrease) in other
      accrued expenses                     (14,383)     20,232     (17,124)
   Gain from subsidiary's stock
    issuance                                     -     (36,404)          -
   Other adjustments, net                  (12,609)       (398)     (3,225)
                                         ---------   ---------   ---------
     Net cash provided by operating
      activities                           384,982     430,729     480,969
                                         ---------   ---------   ---------
 INVESTING ACTIVITIES
  Capital outlays                         (387,205)   (270,812)   (357,728)
  Capitalized interest                     (17,477)     (7,866)     (8,317)
  Proceeds from subsidiary's stock
   issuance                                  6,703      41,924           -
  Investment in subsidiaries                (3,846)    (58,650)     (8,485)
  Other                                      1,175       8,165       4,206
                                         ---------   ---------   ---------
     Net cash used in investing
      activities                          (400,650)   (287,239)   (370,324)
                                         ---------   ---------   ---------
 FINANCING ACTIVITIES
  Increase in debt                         313,667     200,732      47,509
  Payment of debt                         (153,001)   (187,515)    (42,684)
  Debt issue costs                         (25,811)          -           -
  Common dividends                        (116,119)   (112,968)   (104,043)
  Purchase of common shares                 (5,562)          -      (1,854)
  Other                                      7,043      24,983      11,277
                                         ---------   ---------   ---------
     Net cash provided by (used in)
      financing activities                  20,217     (74,768)    (89,795)
                                         ---------   ---------   ---------
 INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                4,549      68,722      20,850
 CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF YEAR                        251,221     182,499     161,649
                                         ---------   ---------   ---------
 CASH AND SHORT-TERM INVESTMENTS AT END
  OF YEAR                                $ 255,770     251,221     182,499
                                         =========   =========   =========

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables stated in thousands except as noted)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting and Reporting Changes. In 1992, the Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits." All three standards were treated as though they were in effect since January 1, 1992. The cumulative effects of the accounting changes required by these standards were reflected in revised 1992 first quarter results. Adoption of the standards also required recognition of certain ongoing operating costs in excess of those recorded under previously used accounting methods. These costs have been allocated to each quarter of 1992 and were reflected in revised quarterly results. The adoption of these standards has had no effect on cash flow and has not affected adversely in any material respect the position of the Corporation under its debt agreements.

     The combined cumulative effect of accounting changes from the adoption of these three new accounting standards was a one-time transition charge of $111.1 million before taxes ($79.9 million, or $1.13 per common share, after taxes). The disclosures for these accounting changes are included in Note 16 for SFAS No. 106, Note 5 for SFAS No. 109 and Note 17 for SFAS No. 112.

     On May 6, 1992, the Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend payable June 8, 1992, to common shareholders of record at the close of business on May 18, 1992. As a result of the stock split, the Corporation's outstanding shares increased from approximately 35 million to approximately 70 million. This was reflected on the Consolidated Balance Sheet as an increase in "Common shares, par value $6.25" of approximately $219 million, with an offsetting charge to "Capital in excess of par value." Per share amounts and the average number of shares outstanding have been retroactively revised for all periods presented.

Basis of Consolidation. The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Interests in mining joint ventures in which the Corporation owns more than 50 percent are reported using the proportional consolidation method. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the as-sets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "Minority interest in subsidiaries" (minority interest in the net income of these subsidiaries was not sig-nificant). All material intercompany balances and transactions are eliminated.

     Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned are carried at cost.

Foreign Currency Translation. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in a separate component of common shareholders' equity. For the translation of the financial statements of certain foreign subsidiaries dealing pre-dominantly in U.S. dollars and for those affiliates operating in highly inflationary economies, assets and liabilities receivable or payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are in-cluded in operating results, as are gains and losses incurred on foreign currency transactions.

Statement of Cash Flows. For the purpose of preparing the Consolidated Statement of Cash Flows, the Corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories and Supplies. Inventories and supplies are stated at the lower of cost or market. Cost for substantially all inventories is determined by the last-in, first-out method (LIFO). Cost for substantially all supplies is determined by a moving-average method.

Property, Plant and Equipment. Property, plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to operations as incurred.

     The principal depreciation  methods used  are the  units of  production method for mining, smelting and refining operations and, for other operations, the straight-line method based upon the estimated lives of spe-cific classes or groups of depreciable assets. Upon disposal of assets depreciated on a group basis, cost less salvage is charged to accumulated depreciation.

     Values for mining properties represent mainly acquisition costs or pre-1932 engineering valuations. Depletion of mines is computed on the basis of an overall unit rate applied to the pounds of principal products sold from mine production.

     Mine exploration costs and development costs to maintain production of operating mines are charged to operations as incurred. Mine development expenditures at new mines and major development expenditures at operating mines that are expected to benefit future production are capitalized and amortized on the units of production method over the estimated commercially recoverable minerals.

Environmental Expenditures. Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

Goodwill.   Included in  "Other assets  and deferred  charges" are  costs in
excess  of the  net  assets  of  businesses acquired.    These  amounts  are
amortized on a straight-line basis over periods of 20 to 40 years.

Price Protection Programs. The Corporation may periodically use various price protection programs to ameliorate the effect of declining prices on a portion of its copper production. The costs of programs that guarantee a minimum price over a specified period are amortized on a straight-line basis over that period. Gains and losses from programs that effectively establish price ranges for future production are recognized in income during the periods affected.

Income Taxes. In addition to charging income for taxes actually paid or payable, the provision for taxes reflects deferred income taxes resulting from temporary differences in 1993 and 1992 and timing differences in 1991 between financial and taxable income. Beginning with the 1992 adoption of SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the accounting method used in 1991, deferred income taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

Pension Plans. The Corporation has trusteed, non-contributory pension plans covering substantially all of its U.S. employees and in some cases employees of international subsidiaries. The benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. The Corporation's funding policy provides that payments to the pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 for U.S. plans or, in the case of international subsidiaries, the minimum legal requirements in that particular country. Additional payments may also be provided by the Corporation from time to time.

Postretirement Benefits Other Than Pensions. The Corporation has several postretirement health care and life insurance benefit plans covering most of its U.S. employees and in some cases employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. Effective January 1, 1992, the Corporation began accounting for these benefits on an accrual basis. The Corporation's funding policy provides that payments shall be at least equal to its cash basis obligation, plus additional amounts that may be approved by the Corporation from time to time to the extent that they are deductible for income tax purposes.

Postemployment Benefits. The Corporation has certain postemployment benefit plans covering most of its U.S. employees and in some cases employees of international subsidiaries. The benefit plans may provide severance, disability, supplemental health care, life insurance or other welfare benefits. Effective January 1, 1992, the Corporation began accounting for these benefits on an accrual basis. The Corporation's funding policy provides that payments shall be at least equal to its cash basis obligation, plus additional amounts that may be approved by the Corporation from time to time to the extent that they are deductible for income tax purposes.

Earnings per Share. Earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of equivalent shares that would be issued from the exercise of stock options is computed using the treasury stock method.

Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2. EQUITY EARNINGS AND INVESTMENTS AND LONG-TERM RECEIVABLES
Equity earnings (losses) were as follows:

- ----------------------------------------------------------------------------
                                                  1993      1992     1991
                                                  ----      ----     ----

 International wire and cable manufacturers      $ 3,328    3,694    4,101
 Black Mountain                                     (635)  (1,630)    (188)
 Santa Gertrudis                                  (3,264)    (645)    (255)
 Other                                               590     (760)    (546)
                                                 -------  -------  -------
                                                 $    19      659    3,112
                                                 =======  =======  =======
- ----------------------------------------------------------------------------


                Dividends were received as follows:

- ----------------------------------------------------------------------------
                                                  1993      1992     1991
                                                  ----      ----     ----

 Equity investments:
  International wire and cable
   manufacturers                                 $   388    5,250    3,615
  Black Mountain                                       -        -    1,888
  Other                                                -       37       73
                                                 -------   ------   ------
                                                 $   388    5,287    5,576
                                                 =======   ======   ======
 Cost basis investments:
  Southern Peru Copper Corporation (16.25%)      $ 2,925    2,438    9,752
  Other                                              572      745      424
                                                 -------   ------   ------
                                                 $ 3,497    3,183   10,176
                                                 =======   ======   ======
- ----------------------------------------------------------------------------

                Investments and long-term receivables were as follows:

- ----------------------------------------------------------------------------
                                                  1993      1992     1991
                                                  ----      ----     ----
 Equity basis:
  International wire and cable
   manufacturers                                $ 38,342   35,502   37,367
  Black Mountain                                  10,216   12,075   14,477
  Santa Gertrudis                                  2,976    6,240    7,745
  Other                                            9,257    8,922    8,469
 Cost basis:
  Southern Peru Copper Corporation (16.25%)       13,157   13,157   13,157
  Other                                           41,459   17,857   14,573
                                                --------   ------   ------
                                                $115,407   93,753   95,788
                                                ========   ======   ======
- ----------------------------------------------------------------------------

          Retained  earnings   of  the   Corporation  include   undistributed
earnings  of equity  investments of  (in millions):   1993  - $54.3;  1992 -
$54.7; 1991 - $59.9.

          Condensed   financial  information  for   companies  in  which  the
Corporation has equity basis investments together with majority-owned foreign subsidiaries previously accounted for on an equity basis is as follows:

- ----------------------------------------------------------------------------
                                                1993       1992      1991
                                                ----       ----      ----

 Sales                                        $637,238   567,251   511,991
 Net income                                     36,659    36,068    38,832
- ----------------------------------------------------------------------------

 Net current assets                            $44,684    64,278    82,522
 Fixed assets, net                             292,270   266,419   212,104
 Long-term debt                                (64,889)  (73,164)  (71,184)
 Other assets, net                              27,562    37,717    34,070
                                              --------  --------  --------
 Net assets                                   $299,627   295,250   257,512
                                              ========  ========  ========
- ----------------------------------------------------------------------------

3. GAIN FROM SUBSIDIARY'S STOCK ISSUANCE
In September 1992, a subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, acquired a 20 percent interest in Compania Contractual Minera Candelaria, the Chilean contractual mining company that holds and is developing the La Candelaria project, for $52.8 million. Phelps Dodge, formerly the sole owner of the company, holds the remaining 80 percent interest. Phelps Dodge's share of the Sumitomo proceeds included a $40 million purchase price plus $1.9 million in closing adjustments. Deferred income taxes were not provided by Phelps Dodge on the $36.4 million book gain because the proceeds were indefinitely reinvested in the Chilean company to help fund construction and development of the project.

4. MISCELLANEOUS INCOME AND EXPENSE, NET
Interest income totaled $10.9 million in 1993, principally from the Corporation's short-term investments, compared with $10.4 million and $12.0 million in 1992 and 1991, respectively. Miscellaneous income in 1993 also included a pre-tax $2.9 million dividend on its 16.25 percent minority interest in Southern Peru Copper Corporation, compared with $2.4 million and $9.8 million in 1992 and 1991, respectively.

5. INCOME TAXES
As discussed in Note 1 to the Consolidated Financial Statements, the Corporation elected early adoption of SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1992. SFAS No. 109 mandates an asset and liability approach for financial accounting and reporting of income taxes. One of the principal requirements of the new standard is that changes in tax rates and laws be reflected in income from operations in the period such changes are enacted. Under the Corporation's previous accounting method such changes were reflected over time. The new standard also requires balance sheet classification of deferred income taxes according to the balance sheet classification of the asset or liability to which the temporary difference is related. The cumulative effect on prior years of this change in accounting principle was a one-time transition charge of $10.0 million, or 14 cents per share. This charge was combined with the cumulative effect of other accounting changes (see Notes 16 and 17) and reported separately in the Consolidated Statement of Operations for the year ended December 31, 1992.

          One of the more significant effects of the new standard on the Corporation is the treatment of deferred income taxes resulting from prior
business combinations.   As a result  of the new standard,  Phelps Dodge in-
creased the book value of certain purchased assets at Chino Mines Company, Columbian Chemicals Company, Accuride Corporation and Hudson International Conductors by $90.9 million as of January 1, 1992, with a corresponding increase in deferred income tax liabilities.

          Geographic sources of income before taxes and cumulative effect of accounting changes for the years ended December 31 were as follows:

- ----------------------------------------------------------------------------
                                                  1993      1992      1991
                                                  ----      ----      ----

 United States                                 $259,100   352,100   364,600
 Foreign                                         34,700    63,900    39,700
                                               --------   -------   -------
                                               $293,800   416,000   404,300
                                               ========   =======   =======
- ----------------------------------------------------------------------------

          The provisions for income taxes for the years ended December 31 were as follows:

- ----------------------------------------------------------------------------
                                                 1993      1992      1991
                                                 ----      ----      ----
 Currently payable:
    Federal                                   $ 49,877    62,610    47,349
    State                                        8,404     6,845     7,161
    Foreign                                     18,107    25,623    26,350
                                              --------   -------   -------
                                                76,388    95,078    80,860
                                              --------   -------   -------
 Deferred:
    Federal                                     24,689    16,615    43,830
    State                                        2,671     4,870     7,602
    Foreign                                      2,152    (2,163)     (892)
                                              --------   -------   -------
                                                29,512    19,322    50,540
                                              --------   -------   -------
                                              $105,900   114,400   131,400
                                              ========   =======   =======
- ----------------------------------------------------------------------------

          A  reconciliation   of  the  U.S.   statutory  tax   rate  to   the
Corporation's effective tax rate is as follows:

- ----------------------------------------------------------------------------
                                                 1993        1992     1991
                                                 ----        ----     ----

 Statutory tax rate                              35.0%       34.0     34.0
 Depletion                                       (4.7)       (8.0)    (8.6)
 State and local income taxes                     2.5         1.9      2.4
 Rate increase effect on existing temporary
  differences                                     2.0           -        -
 Non-deductible expenses of acquisitions          0.6         0.9      2.0
 Foreign taxes                                    0.6        (0.9)     2.0
 Credits and taxes attributable to foreign
  operations                                      0.1         2.2      0.3
 Non-taxable gain                                   -        (3.0)       -
 Other items, net                                (0.1)        0.4      0.4
                                                 ----        ----     ----
 Effective tax rate                              36.0%       27.5     32.5
                                                 ====        ====     ====
- ----------------------------------------------------------------------------

     The Corporation paid federal, state, local and foreign income taxes of approximately $113 million in 1993, compared with approximately $85 million in 1992 and approximately $100 million in 1991. As of December 31, 1993, the Corporation had alternative minimum tax credits of approximately $110 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax. The Corporation also has regular foreign tax credit and alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $6 million and $34 million, which begin to expire in 1994.

     The Corporation's federal income tax returns for the years 1988 through 1989 and Arizona state income tax returns for the years 1988 through 1992 are currently under examination. The Corporation also has received a proposed assessment from the state of New Mexico relating to the Corporation's New Mexico state income tax liability for the years 1989 through 1990. Management believes that it has made adequate provision so that the final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

     Deferred income tax assets and (liabilities) comprised the following at December 31:

- ----------------------------------------------------------------------------
                                                         1993       1992
                                                         ----       ----

 Minimum tax credits                                 $ 110,290      77,546
 Postretirement and postemployment benefits             46,239      45,599
 Reserves                                               41,310      53,548
 Other                                                   8,048       8,365
                                                     ---------   ---------
   Deferred tax assets                                 205,887     185,058
                                                     ---------   ---------
 Depreciation                                         (425,957)   (380,263)
 Mining properties                                     (10,597)    (10,803)
 Exploration and mine development costs                (10,106)    (11,286)
 Pensions                                               (7,450)    (13,141)
 Inventories                                            (2,433)     (2,127)
                                                     ---------   ---------
   Deferred tax liabilities                           (456,543)   (417,620)
                                                     ---------   ---------
                                                     $(250,656)   (232,562)
                                                     =========   =========
- ----------------------------------------------------------------------------

     Income taxes have not been provided on the Corporation's share ($198 million) of undistributed earnings of those manufacturing and mining interests abroad over which the Corporation has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Corporation or a U.S. affiliate, or if the Corporation should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional U.S. tax that might be payable on the foreign earnings; however, the Corporation believes that U.S. foreign tax credits would largely eliminate any U.S. tax. Additional foreign withholding taxes which would be payable if all of the earnings were remitted as dividends are estimated to be $25.5 million.

6. INVENTORIES AND SUPPLIES
Inventories are as follows (in millions):

- ----------------------------------------------------------------------------
                                               Phelps   Phelps
                                               Dodge    Dodge
                                              Mining   Industries  Total
                                              ------   ----------  -----

 1993:
   Metals and other raw materials            $  73.0      69.2     142.2
   Work in process                               2.0      14.1      16.1
   Finished manufactured goods                     -      62.4      62.4
   Other                                         4.7         -       4.7
                                             -------   -------   -------
                                             $  79.7     145.7     225.4
                                             =======   =======   =======

 1992:
   Metals and other raw materials            $  67.5      70.3     137.8
   Work in process                               1.0      15.4      16.4
   Finished manufactured goods                     -      65.0      65.0
   Other                                         4.5       0.2       4.7
                                             -------   -------   -------
                                             $  73.0     150.9     223.9
                                             =======   =======   =======
- ----------------------------------------------------------------------------

          Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $101 million and $106 million at December 31, 1993 and 1992, respectively.

          Supplies in the amount of $103.3 million and $101.5 million at December 31, 1993 and 1992, respectively, are stated net of a reserve for obsolescence of $12.7 million and $16.7 million, respectively.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprise the following (in millions):

- ----------------------------------------------------------------------------
                                                         1993         1992
                                                         ----         ----

 Buildings, machinery and equipment                    $3,717.5     3,374.1
 Mining properties                                        129.6       128.6
 Capitalized mine development                             267.7       245.2
 Land and water rights                                     63.3        59.5
                                                       --------     -------
                                                        4,178.1     3,807.4
 Less accumulated depreciation, depletion
  and amortization                                      1,837.9     1,698.8
                                                       --------     -------
                                                       $2,340.2     2,108.6
                                                       ========     =======
- ----------------------------------------------------------------------------

          The net increases in property, plant and equipment of $231.6 million in 1993 and $214.1 million in 1992 are summarized below (in millions):

- ----------------------------------------------------------------------------
                                                         1993        1992
                                                         ----        ----

 Balance at beginning of year                          $2,108.6    1,894.5
                                                       --------    -------
 Cumulative effect of accounting change
  (see Note 5)                                                -       90.9
 Capital expenditures                                     387.2      270.8
 Depreciation, depletion and amortization                (181.6)    (156.8)
 Property, plant and equipment of acquired
  companies                                                23.7       39.2
 Currency translation adjustments and other                 2.3      (30.0)
                                                       --------    -------
                                                          231.6      214.1
                                                       --------    -------
 Balance at end of year                                $2,340.2    2,108.6
                                                       ========    =======
- ----------------------------------------------------------------------------

8. OTHER ASSETS AND DEFERRED CHARGES
Other assets and deferred charges are as follows (in millions):

- ----------------------------------------------------------------------------
                                                          1993      1992
                                                          ----      ----

 Goodwill, less accumulated amortization
  (1993 - $29.8; 1992 - $24.7)                          $ 142.1    147.3
 Employee benefit plans                                    82.0     74.6
 Debt issue costs                                          26.9      2.4
 Intangible pension asset                                  17.0     17.1
 Other intangible assets                                    4.5      3.1
 Other                                                      5.4      4.3
                                                        -------  -------
                                                        $ 277.9    248.8
                                                        =======  =======
- ----------------------------------------------------------------------------

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses are as follows (in millions):

- ----------------------------------------------------------------------------
                                                          1993      1992
                                                          ----      ----

 Accounts payable                                       $ 218.6    173.7
 Employee benefit plans                                    38.9     40.1
 Insurance and loss reserves                               29.5     24.6
 Salaries, wages and other compensation                    25.4     23.3
 Environmental reserves                                    24.0     33.5
 Smelting, refining and freight                            16.2     17.8
 Other accrued taxes                                       14.2     11.4
 Shutdown, relocation and restructuring                    13.9      8.6
 Interest *                                                12.7     11.7
 La Candelaria development                                  8.0     11.7
 Returnable containers                                      5.0      5.3
 Other                                                     19.4     30.0
                                                        -------  -------
                                                        $ 425.8    391.7
                                                        =======  =======
- ---------------
*    Interest  paid by the Corporation  in 1993 was  $54.9 million, compared with $44.1 million in 1992 and $44.9 million in 1991.

- ----------------------------------------------------------------------------

10.  OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits are as follows (in millions):

- ----------------------------------------------------------------------------
                                                          1993      1992
                                                          ----      ----

 Postretirement and postemployment benefit plans
  (see Notes 16 and 17)                                 $ 127.2    118.8
 Other employee benefit plans                              70.3     50.6
 Environmental reserves                                    50.0     48.1
 Shutdown, relocation and restructuring                     9.3     10.8
 Insurance and loss reserves                                4.0      4.0
 Other                                                      2.5      5.9
                                                        -------  -------
                                                        $ 263.3    238.2
                                                        =======  =======
- ----------------------------------------------------------------------------

11.  LONG-TERM DEBT AND OTHER FINANCING
Long-term debt due after one year is summarized below (in millions):

- ----------------------------------------------------------------------------
                                                         1993       1992
                                                         ----       ----

 7.75% Notes due 2002                                   $ 100.0    100.0
 7.96% Notes due 1998-2000                                 50.0     50.0
 Air Quality Control Obligations:
  5.75% to 6.25% Series A and B notes due 1995-2004        81.1     81.1
  7% Installment sale obligations due 1995-2003               -     81.5
  6.50% Installment sale obligations due 2013              90.0        -
  Variable rate note due 1995                               3.5      7.0
 La Candelaria                                            164.7        -
 Columbian Tiszai Carbon Ltd.                              33.5        -
 Phelps Dodge International                                14.4     23.8
 Accuride Canada                                            6.0     28.7
 Other                                                      4.1      1.7
                                                        -------  -------
                                                        $ 547.3    373.8
                                                        =======  =======
- ----------------------------------------------------------------------------

     Annual maturities of debt outstanding at December 31, 1993, are as follows (in millions):
1994 - $17.2; 1995 - $11.1; 1996 - $5.0; 1997 - $33.5; 1998 - $38.5.

     The Corporation filed a shelf registration statement with the Securities and Exchange Commission on December 6, 1991, for up to $250 million of debt securities to be issued from time to time in one or more se-ries to refinance debt and for general corporate purposes. During the 1992 first quarter, the Corporation sold $100 million of 10-year notes bearing a coupon of 7.75 percent, maturing January 1, 2002, and $50 million of 7.96 percent notes due in the years 1998 through 2000. The proceeds from the sales of these notes, together with a small amount of cash from the Corporation, were used to retire $154.8 million of higher interest rate debt of the Corporation during the 1992 first quarter.

     During 1993, the Corporation refunded its 7 percent installment sale obligations due in the years 1994 through 2004 through the issuance of $90 million of 6.50 percent obligations due 2013. On January 19, 1994, the Corporation issued $81.1 million of 5.45 percent obligations due 2009; the proceeds from the issue are being used to retire its 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004 on March 1, 1994.

     The Corporation entered into a new revolving credit agreement with several lenders on June 30, 1993, at which time it terminated its then existing credit agreement. The new agreement permits borrowings of up to $200 million from time to time until its maturity on June 30, 1998. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of three-sixteenths of 1 percent of total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 40 percent of total consolidated capitalization. There were no borrowings under the previous or the current agreement at either December 31, 1992, or December 31, 1993.

     The Corporation has other lines of credit totaling $90.5 million which are subject to agreement as to availability, terms and amount. The Corporation pays a fee at the rate of three-eighths of 1 percent for $12.5 million of these lines. There were no borrowings outstanding under these lines of credit at either December 31, 1993, or December 31, 1992.

     The  Corporation had $82.7 million  in short-term debt  at December 31,
1993,   compared  with  $72.5  million  at  December  31,  1992,  reflecting borrowings by its international mining and manufacturing operations.

     As of December 31, 1993, the Corporation's 80 percent owned Compania Contractual Minera Candelaria subsidiary had drawn down $205.7 million under limited-recourse debt project financing agreements to finance construction of the La Candelaria copper-gold project in Chile. Under the proportional consolidation method, the Corporation reflects $164.7 million of this amount in its financial statements. These borrowings are limited recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter. The financing arrangements for La Candelaria provide for a total of $290 million of 13-year financing including $200 million of floating rate dollar debt (with a rate based on the six-month London Interbank Offered Rate (LIBOR)), $60 million of fixed rate dollar debt, and $30 million of floating rate debt denominated in Chilean pesos (with a rate based on the 90-day Tasa Activa Bancaria), with a three and one-half year draw-down period and a nine and one-half year repayment period. These agreements were executed in June 1993, and the initial draw-down was made in September 1993.

     The Corporation also caused the project to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate dollar debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month LIBOR exceeds 9 percent prior to December 31, 2001, and 11 percent during the two years ending December 31, 2003.

     The Corporation's 60 percent owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., has borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are with recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter. The OPIC facility is a $24.5 million fixed rate dollar borrowing bearing interest rates of between 8.01 percent and 9.15 percent, while the EBRD $9 million loan is a floating rate dollar borrowing. These borrowings mature in the years 1995 through 2001.

12.  SHAREHOLDERS' EQUITY
Changes in common shareholders' capital accounts are summarized below:

- ----------------------------------------------------------------------------
                                            Common Shares
                                        ----------------------   Capital in
                                           Shares    Par value    excess of
                                           (000s)      $6.25      par value
                                           ------      -----      ---------

 Balance at December 31, 1990              34,441    $ 215,258   $ 268,729
  Stock options exercised                     384        2,402      12,946
  Shares purchased                            (30)        (187)     (1,666)
  Restricted shares granted                    17          103       1,002
  Restricted shares terminated                 (1)          (6)        (46)
                                        ---------    ---------   ---------
 Balance at December 31, 1991              34,811      217,570     280,965
  Adjustment for two-for-one stock
   split                                   35,019      218,870    (218,870)
  Stock options exercised                     535        3,346      17,876
  Restricted shares granted                    17          106         715
  Restricted shares terminated                 (4)         (23)        (84)
  Other                                        (4)         (30)         30
                                        ---------    ---------   ---------
 Balance at December 31, 1992              70,374      439,839      80,632
  Stock options exercised                     236        1,474       5,327
  Shares purchased                           (130)        (813)     (4,749)
  Restricted shares granted                    51          319       1,937
                                        ---------    ---------   ---------
 Balance at December 31, 1993              70,531    $ 440,819   $  83,147
                                        =========    =========   =========
- ----------------------------------------------------------------------------

     In 1988, the Corporation adopted a Preferred Share Purchase Rights Plan and declared a dividend of one right on each of its common shares. In certain circumstances, if a person or group of persons acquires or tenders for 20 percent or more of the Corporation's outstanding common shares, these rights vest and entitle the holder to certain share purchase rights. Until 10 days after vesting, the rights may be modified or redeemed by the Board of Directors.

     During 1993, the Corporation purchased 130,000 of its common shares under its current 4 million common share buy-back program initiated in September 1989 (numbers of shares have been revised to give effect to the two-for-one stock split in May 1992). Under this program the Corporation from time to time makes purchases in the open market and also considers purchasing common shares in negotiated transactions. From November 1988 through December 31, 1993, the Corporation purchased a total of 6,945,000 common shares -- 2,373,000 shares under the current program and the balance under the now superseded program begun in November 1988. These purchased shares were restored to the treasury.

     The Corporation has 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1993, or December 31, 1992.

13.  STOCK OPTION PLANS; RESTRICTED STOCK
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1979, 1987 and 1993. In each case, the option price equals the fair market value of the common shares on the day of the grant. Some of the options include limited stock appreciation rights under which an optionee has the right, in the event common shares are purchased pursuant to a third party tender offer or in the event a merger or similar transaction in which the Corporation shall not survive as a publicly held corporation is approved by the Corporation's shareholders, to relinquish the option and to receive from the Corporation an amount per share equal to the excess of the price payable for a common share in such offer or transaction over the option price per share.

     The 1993 plan provides (and the 1987 plan provided) for "reload" option grants to executives and other key employees. If an optionee exercises an option under the 1993 or 1987 plan with already-owned shares of the Corporation, the optionee receives a reload option that restores the option opportunity on a number of common shares equal to the number of shares used to exercise the original option. A reload option has the same terms as the original option except that it has an exercise price per share equal to the fair market value of a common share on the date the reload option is granted and is exercisable six months after the date of grant.

     The 1993 plan provides (and the 1987 plan provided) for the issuance to executives and other key employees, without any payment by them, of common
shares  subject to certain restrictions  (Restricted Stock).   The 1993 plan
limits the award of Restricted Stock to 1,000,000 shares.

     Under a stock option plan adopted in 1989, options to purchase common shares have been granted to directors who have not been employees of the Corporation or its subsidiaries for one year or are not eligible to participate in any plan of the Corporation or its subsidiaries entitling participants to acquire stock, stock options or stock appreciation rights.

     At December 31, 1993, options for 5,812 shares, 944,110 shares, 27,160 shares and 1,950 shares were exercisable under the 1979 plan, the 1987 plan, the 1989 plan and the 1993 plan, respectively, at average prices of $10.35,
$37.16,  $31.42  and  $44.81  per  share.   In  addition,  49,200  shares of
Restricted Stock issued under the 1987 plan and 51,000 shares of Restricted Stock issued under the 1993 plan were outstanding at December 31, 1993. Also at December 31, 1993, 4,257,004 shares were available for option grants (including 949,000 shares as restricted stock awards) under the 1993 plan (plus an additional 939,110 shares that may be issued as reload options) and 113,067 shares were available for option grants under the 1989 plan. These amounts are subject to future adjustment. No further options may be granted under the 1987 plan or the 1979 plan.

     Changes during 1991, 1992 and 1993 in options outstanding for the combined plans were as follows:

- ----------------------------------------------------------------------------
                                                             Average option
                                                  Shares    price per share
                                                  ------   ----------------

 Outstanding at December 31, 1990               1,211,485     $    46.23
   Granted                                        423,597          67.56
   Exercised                                     (514,581)         40.84
   Expired or terminated                          (42,527)         66.76
                                                ---------
 Outstanding at December 31, 1991               1,077,974          56.38
   Pre-stock split:
     Granted                                       83,633          78.87
     Exercised                                   (287,901)         52.02
     Expired or terminated                         (2,668)         57.24
   Adjustment for two-for-one stock split         871,038            N/A
   Post-stock split:
     Granted                                      772,157          47.27
     Exercised                                   (496,161)         29.75
     Expired or terminated                        (42,222)         30.28
                                                ---------
 Outstanding at December 31, 1992               1,975,850          36.78
   Granted                                        831,896          45.11
   Exercised                                     (377,203)         28.03
   Expired or terminated                          (50,982)         41.37
                                                ---------
 Outstanding at December 31, 1993               2,379,561          40.88
                                                =========

- ----------------------------------------------------------------------------

          Changes during 1991, 1992 and 1993 in Restricted Stock were as follows:

- ----------------------------------------------------------------------------

                                                         Shares
                                                         ------

 Outstanding at December 31, 1990                        36,800
   Granted                                               16,500
   Terminated                                            (1,000)
                                                       --------
 Outstanding at December 31, 1991                        52,300
   Adjustment for two-for-one stock split                46,200
   Granted                                               16,900
   Terminated                                            (3,600)
   Released                                             (32,200)
                                                       --------
 Outstanding at December 31, 1992                        79,600
   Granted                                               51,000
   Released                                             (30,400)
                                                       --------
 Outstanding at December 31, 1993                       100,200
                                                       ========

- ----------------------------------------------------------------------------

14.  CUMULATIVE TRANSLATION ADJUSTMENTS
Changes in the cumulative translation adjustments account during 1991, 1992 and 1993 are summarized below (in millions):

- ----------------------------------------------------------------------------
                                                Cumulative translation
                                                   adjustments account
                                                   -------------------

 Balance at December 31, 1990                           $ (64.5)
   Aggregate adjustment for 1991                           (6.6)
                                                        -------
 Balance at December 31, 1991                             (71.1)
   Aggregate adjustment for 1992                          (17.9)
                                                        -------
 Balance at December 31, 1992                             (89.0)
   Aggregate adjustment for 1993                          (12.2)
                                                        -------
 Balance at December 31, 1993                           $(101.2)
                                                        =======
- ----------------------------------------------------------------------------

15.  PENSION PLANS
The Corporation has several non-contributory employee defined benefit pension plans covering substantially all U.S. employees. Employees covered under the salaried defined benefit pension plans are eligible to participate upon the completion of one year of service, and benefits are based upon final average salary and years of service. Employees covered under the remaining plans are generally eligible to participate at the time of em-ployment, and benefits are generally based on a fixed amount for each year of service. All employees are vested in the plans after five years of service. The Corporation also maintains pension plans for certain employees of international subsidiaries following the legal requirements in those countries.

          In a number of these plans, the plan assets exceed the projected benefit obligations (overfunded plans) and in the remainder of the plans, the projected benefit obligations exceed the plan assets (underfunded plans).

          The status of employee pension benefit plans at December 31 is summarized below (in millions):

- ----------------------------------------------------------------------------
                                               Overfunded    Underfunded
                                                 Plans          Plans
                                               -----------   -----------
                                               1993   1992   1993   1992
                                               ----   ----   ----   ----
 Actuarial present value of projected
  benefit obligation, based on employment
  service to date and current
  salary levels:
   Vested employees                            $ 278    277    226    146
   Non-vested employees                           12     15     17      8
                                               -----   ----   ----   ----
   Accumulated benefit obligation                290    292    243    154
   Additional amounts related to projected
    salary increases                              24     35      9      4
                                               -----   ----   ----   ----
   Total projected benefit obligation            314    327    252    158

 Plan assets at fair value                       371    400    184    120
                                               -----   ----   ----   ----
 Projected pension benefit obligation in
  excess of (less than) plan assets              (57)   (73)    68     38
 Unamortized net asset (liability)
   existing at January 1, 1985                    19     23     (6)    (9)
 Unrecognized prior service cost                 (13)   (16)   (11)   (10)
 Unrecognized net gain (loss) from
  actuarial experience                            (7)    17    (28)    (2)
                                               -----   ----   ----   ----
 Accrued (prepaid) pension cost                $ (58)   (49)    23     17
                                               =====   ====   ====   ====
- ----------------------------------------------------------------------------

          The Corporation's pension plans were valued between November 1, 1992, and January 1, 1993, and the obligations were projected to, and the
assets were valued as of, the end of 1993.   The majority of plan assets are
invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

          The components of net periodic pension cost (credit) were as follows (in millions):

- ----------------------------------------------------------------------------
                                                  1993     1992      1991
                                                  ----     ----      ----

 Benefits earned during the year                 $ 10.8      9.8      9.2
 Interest accrued on projected benefit
  obligation                                       40.8     39.5     39.3
 Return on assets - actual                        (68.0)   (63.2)   (77.7)
                  - unrecognized gain              17.5     15.7     33.6
 Net amortization                                   0.5      0.3      0.1
                                                 ------   ------   ------
    Net periodic pension cost for the year       $  1.6      2.1      4.5
                                                 ======   ======   ======
- ----------------------------------------------------------------------------

     Assumptions used to develop  the net periodic pension cost  included an
8.5 percent discount rate in 1993 and 1992, compared with a discount rate of 9 percent in 1991. An expected long-term rate of return on assets of 10 percent and a rate of increase in compensation levels of 5 percent were used for all three years. For the valuation of pension obligations, the discount rate at the end of 1993 was 7.25 percent, reduced from 8.5 percent in 1992 and 1991, and the rate of increase in compensation levels was 4 percent, reduced from 5 percent in 1992 and 1991.

     The Corporation recognizes a minimum liability in its financial statements for its underfunded plans. "Other liabilities and deferred credits" at December 31, 1993, included $43 million relating to this minimum liability, compared with $23 million at December 31, 1992. This amount was offset by a $17 million intangible asset, a $16 million reduction in "Common Shareholders' Equity" and a $10 million deferred tax benefit at December 31, 1993, compared with a $17 million intangible asset, a $4 million reduction in "Common Shareholders' Equity" and a $2 million deferred tax benefit at December 31, 1992.

     The Corporation intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974 for U.S. plans or, in the case of international subsidiaries, the minimum legal requirements in that particular country. The excess of amounts accrued over minimum funding requirements, together with such excess amounts accrued in prior years, have been included in "Other liabilities and deferred credits." The anticipated funding for the current year is included in "Accounts payable and accrued expenses."

16.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
As discussed in Note 1 to Consolidated Financial Statements, the Corporation elected early adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1992. SFAS No. 106 requires recognition of postretirement medical and life insurance benefits on an accrual rather than cash basis. One of the principal requirements of the method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service. Under the Corporation's previous accounting method, such benefits were accounted for on a cash basis. In 1992, the Corporation elected to recognize immediately the cumulative obligation for benefits attributable to service of retired and active employees prior to 1992 rather than amortizing the cumulative obligation over future service periods. This election resulted in a one-time 1992 transition charge of $105.5 million before taxes ($66.4 million, or 94 cents per common share, after taxes). This charge was combined with the cumulative effect of other accounting changes (see Notes 5 and 17) and reported separately in the Consolidated Statement of Operations for the year ended December 31, 1992.

     Substantially all of the Corporation's U.S. employees who retire from active service on or after normal retirement age of 65 are eligible for life
insurance  benefits.   The  Corporation  also  provides postretirement  life
insurance for employees of  international subsidiaries in some cases.   Life
insurance benefits are also available under certain early retirement programs or pursuant to the terms of certain collective bargaining agree-
ments.   The  majority of  the costs  of such  benefits were  paid out  of a previously established  fund maintained by an insurance  company, however, a
portion  was  paid  through an  insured  contract.    Health care  insurance
benefits are also provided for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Corporation.

     The status of employee postretirement benefit plans at December 31 is summarized below (in millions):

- ----------------------------------------------------------------------------
                                                          1993     1992
                                                          ----     ----
 Accumulated Postretirement Benefit Obligation:
   Retirees                                             $   69       57
   Fully eligible active plan participants                  18       18
   Other active plan participants                           49       50
                                                        ------   ------
   Total accumulated postretirement benefit
    obligation                                             136      125

 Plan assets at fair value                                  11       11
                                                        ------   ------
 Accumulated postretirement benefit obligation in
  excess of plan assets                                    125      114
 Unrecognized prior service cost                             9        -
 Unrecognized net loss from actuarial
  experience                                               (13)       -
                                                        ------   ------
 Accrued postretirement benefit cost                    $  121      114
                                                        ======   ======
- ----------------------------------------------------------------------------

          The  components  of   net  periodic  postretirement   benefit  cost
(credit) were as follows (in millions):

- ----------------------------------------------------------------------------
                                                          1993     1992
                                                          ----     ----
 Benefits attributed to service during the year         $    3        4
 Interest cost on accumulated postretirement
  benefit obligation                                        10       10
 Return on assets - actual                                  (1)      (1)
 Net amortization                                           (1)       -
                                                       -------   ------
 Net periodic postretirement benefit cost for
  the year                                              $   11       13

- --------------
         Net periodic postretirement benefit  cost was $3  million in 1991 on  a cash basis.

- ----------------------------------------------------------------------------

     For 1993 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 11 percent for 1994 decreasing gradually to 5.3 percent by 2010 and remaining at that level thereafter. For 1992 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 13 percent for 1993 decreasing gradually to 6.3 percent by 2010 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by approximately $12 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent for 1993, compared with
8.5 percent used for 1992. The expected long-term rate of return on plan assets was 8 percent for both years.

17.  POSTEMPLOYMENT BENEFITS
As discussed in Note 1 to the Consolidated Financial Statements, the Corporation elected early adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1992. SFAS No. 112 prescribes accounting methods for employers who provide certain benefits to former or inactive employees after employment but before retirement. Adoption of this standard resulted in a one-time 1992 transition charge of $5.6 million before taxes ($3.5 million, or 5 cents per common share, after taxes).

18.  COMMITMENTS
Rent expense for the years 1993, 1992 and 1991 was (in millions): $26.6, $25.1 and $26.4, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year totaled $72.1 million at December 31, 1993. These commitments for future periods are as follows (in millions): 1994 - $17.1; 1995 - $12.8; 1996 -
$9.8; 1997 - $7.3; 1998 - $6.1; 1999 and thereafter - $19.0 million.

     The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1994 production, as of December 31, 1993, the Corporation had entered into contracts with several financial institutions that provide for a minimum average quarterly realized price of 75 cents per pound for 214 million pounds of copper cathode.

19.  CONTINGENCIES
The Corporation is from time to time involved in various legal proceedings of a character normally incident to its past and present businesses. Management does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of the Corporation on a consolidated basis.

     The Corporation is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund), as amended by the Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL) for possible response. Among the sites identified, EPA has included 13 sites owned by the Corporation. The Corporation believes that most, if not all, of its sites so identified will not qualify for listing on the NPL.

     In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous waste on the environment associated with past disposal practices at sites not owned by the Corpora-tion. The Corporation has received notice that it is a Potentially Responsible Party (PRP) from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 34 sites.

     At December 31, 1993, the Corporation had reserves of $74.0 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

     The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be re-quired and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation has other probable environmental liabilities that cannot in its judgment reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

     The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

     As part of the Corporation's 1986 acquisition of Kennecott Santa Fe Corporation (now called Phelps Dodge Chino, Inc.), The Standard Oil Company agreed to perform the obligation of Phelps Dodge Chino, Inc. to pay the debt service on $58.5 million of pollution control bonds due 2015, issued by the Town of Hurley, New Mexico. Accordingly, the Corporation views this obligation as contingent.

     The Corporation has guaranteed the debt facility undertaken by 49 percent owned Compania Minera Santa Gertrudis, S.A. de C.V. (Santa Gertrudis) to finance the development of a gold property located in Sonora, Mexico. The debt facility allows Santa Gertrudis to borrow gold under a commitment that reduces quarterly and terminates in 1996. At December 31, 1993, the available commitment stood at 38,000 ounces of gold, and this entire amount was outstanding.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

     Cash and short-term investments -- the carrying amount is a reasonable estimate of the fair value because of the short matur-ity of those instruments.

     Investments and long-term receivables -- the fair values of some investments are estimated based on quoted market prices for those or similar investments. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. For those investments for which there are no quoted market prices, a reasonable estimate of fair value is not practicable. Additional information pertinent to the value of unquoted investments is provided below.

     Long-term debt -- the fair value of the Corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current notes offered to the Corporation for debt of the same remaining maturities.

     Standby letters of credit and financial guarantees -- the fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The Corporation has guaranteed the borrowings of certain subsidiaries totaling $213.1 million. These guarantees include project financings for the La Candelaria copper-gold project in Chile and the Hungarian carbon black project; upon the satisfaction of completion requirements, those borrowings become non-recourse to the Corporation. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

     The estimated fair values of the Corporation's financial instruments as of December 31, 1993, are as follows (in millions):

- ----------------------------------------------------------------------------
                                                       Carrying     Fair
                                                        Amount     Value
                                                        --------   -----

 Cash and short-term investments                        $ 255.8    255.8
 Price protection arrangements
  (copper price guarantees)                                 0.5      0.5
 Investments and long-term receivables (including
  amounts due within one year) for which it is:
    - practicable to estimate fair value                   35.9     37.6
    - not practicable to estimate fair value               20.2

 Long-term debt (including amounts due
  within one year)                                        564.5    572.8
 Interest rate protection agreements                        2.5      2.1

- ----------------------------------------------------------------------------

     It is not practicable to estimate the fair value of investments in certain untraded foreign companies carried at historic cost. The Corporation's largest cost basis investment is its 16.25 percent interest in Southern Peru Copper Corporation, which is carried at a book value of $13.2 million. For the year ended December 31, 1993, that company reported total assets of $731.4 million, common stockholders' equity of $565.0 million, revenues of $474.0 million and net income of $194.2 million after including a $165.1 million gain from the cumulative effect of accounting changes for income taxes.

21.  BUSINESS SEGMENT DATA
The Corporation's business consists of two segments, Phelps Dodge Mining Company and Phelps Dodge Industries. The principal activities of each segment are described below, and the accompanying table presents results of operations and other financial information by segment.

     Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis, and produces gold, silver, molybdenum and copper chemicals, prin-cipally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including gold, fluorspar, silver, lead and zinc operations) and its worldwide exploration and development programs.

     Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries; its U.S. specialty conductor operations through Hudson International Conductors; and its international wire and cable manufacturing operations through Phelps Dodge International Corpora-tion. The major portion of the sales of this segment is to customers primarily involved in the transportation industry ($602.3 million or 47 percent in 1993, compared with $528.0 million or 45 percent in 1992 and $473.6 million or 43 percent in 1991) and the electrical industry ($566.2 million or 44 percent in 1993, compared with $544.3 million or 46 percent in 1992 and $526.6 million or 47 percent in 1991).

     The Corporation's total 1993 sales include exports of $60.3 million from U.S. operations to unaffiliated foreign customers, including products sold through U.S. brokers, compared with $86.5 million in 1992 and $108.6 million in 1991. Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

     While  the Corporation  has  foreign operations  in several  geographic areas, none is significant in itself. Sales by foreign operations to unaffiliated customers totaled $677.2 million in 1993, compared with $617.2 million in 1992 and $546.7 million in 1991; intercompany sales were $72.2 million in 1993, compared with $55.0 million in 1992 and $43.3 million in 1991. Earnings from operations from foreign subsidiaries were $47.1 million in 1993 (including $0.8 million of foreign equity losses), compared with $61.1 million in 1992 (including $1.1 million of foreign equity earnings) and $48.1 million in 1991 (including $3.7 million of foreign equity earn-ings). Identifiable foreign assets totaled $1,161.9 million at year-end 1993, compared with $846.2 million at year-end 1992 and $644.6 million at year-end 1991.

- ----------------------------------------------------------------------------
                                   Phelps     Phelps
                                   Dodge      Dodge    Corporate
                                   Mining   Industries and Other     Total
                                   ------   ---------- ---------     -----

 1993:
  Sales and other operating
   revenues:
    Unaffiliated customers   $1,320,256   1,275,636          -   2,595,892
                             ==========   =========  =========   =========
    Intersegment             $  170,998       2,667          -     173,665
                             ==========   =========  =========   =========
  Operating income (loss)    $  227,066     117,153    (29,823)    314,396
  Equity earnings (losses)       (3,479)      3,498          -          19
                             ----------   ---------  ---------   ---------
  Earnings (losses) from
   operations                $  223,587     120,651    (29,823)    314,415
                             ==========   =========  =========   =========
  Identifiable assets at
   December 31               $2,105,463   1,335,705    279,708   3,720,876
                             ==========   =========  =========   =========
  Depreciation, depletion
   and amortization          $  104,915      81,052      1,094     187,061
                             ==========   =========  =========   =========
  Capital outlays            $  285,422     101,207        576     387,205
                             ==========   =========  =========   =========
- ----------------------------------------------------------------------------
 1992:
  Sales and other operating
   revenues:
    Unaffiliated customers   $1,397,665   1,181,586          -   2,579,251
                             ==========   =========  =========   =========
    Intersegment             $  148,354         921          -     149,275
                             ==========   =========  =========   =========
  Operating income (loss)    $  365,984      72,378    (30,584)    407,778
  Equity earnings (losses)       (2,162)      2,821          -         659
                             ----------   ---------  ---------   ---------
  Earnings (losses) from
   operations                $  363,822      75,199    (30,584)    408,437
                             ==========   =========  =========   =========
  Identifiable assets at
   December 31               $1,910,077   1,282,092    249,022   3,441,191
                             ==========   =========  =========   =========
  Depreciation, depletion
   and amortization          $   91,606      69,489      1,150     162,245
                             ==========   =========  =========   =========
  Capital outlays            $  200,454      69,758        600     270,812
                             ==========   =========  =========   =========
- ----------------------------------------------------------------------------
 1991:
  Sales and other operating
   revenues:
    Unaffiliated customers   $1,325,258   1,109,004          -   2,434,262
                             ==========   =========   ========   =========
    Intersegment             $  163,764       1,237          -     165,001
                             ==========   =========   ========   =========
  Operating income (loss)    $  367,978      72,764    (28,838)    411,904
  Equity earnings (losses)         (409)      3,521          -       3,112
                             ----------   ---------   --------   ---------
  Earnings (losses) from
   operations                $  367,569      76,285    (28,838)    415,016
                             ==========   =========   ========   =========
  Identifiable assets at
   December 31               $1,698,466   1,163,351    189,321   3,051,138
                             ==========   =========   ========   =========
  Depreciation, depletion
   and amortization          $   78,578      59,277      1,043     138,898
                             ==========   =========   ========   =========
  Capital outlays            $  262,621      93,798      1,309     357,728
                             ==========   =========   ========   =========
- ----------------------------------------------------------------------------

                                  Part III

Items 10, 11, 12 and 13.

     The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation" and "Other Matters" in Phelps Dodge Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 4, 1994 (the 1994 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 1994 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 1994.

                                   Part IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1.     Financial Statements: Index.

       2.     Financial Statement Schedules:  Index.

       3.     Exhibits:

       3.1 Restated Certificate of Incorporation of the Corporation, effective June 16, 1987 (incorporated by reference to Exhibit 3.1 to the Corporation's Form 10-Q for the quarter ended June 30, 1987 (SEC File No. 1-82)). Certificate of Amendment of such Restated Certificate of Incorporation, effective August 4, 1988, and Certificate of Amendment of such Restated Certificate of Incorporation, effective August 9, 1988 (incorporated by reference to Exhibits
              3.1 and 3.2 to the Corporation's Form 10-Q for the quarter ended September 30, 1988 (SEC File No. 1-82)). Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

       3.2 By-Laws of the Corporation, as amended to and including July 31, 1992 (incorporated by reference to Exhibit 3 to the Corporation's Form 10-Q for the quarter ended September 30, 1992 (SEC File No. 1-82)).

       4.1    Reference is made to Exhibits 3.1 and 3.2 above.

       4.2 Credit and Guaranty Agreement and Gold Overdraft Agreement, each dated as of August 9, 1990, and Amendment No. 1 to Credit and Guaranty Agreement, dated as of September 21, 1990, among Compania Minera Santa Gertrudis, S.A. de C.V. as Borrower, the Corporation as Guarantor, and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 1990 (SEC File No. 1-82)).

              Note: Certain instruments with respect to long-term debt of the Corporation have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

       4.3 Rights Agreement, dated as of July 29, 1988 and Amended and Restated as of December 6, 1989, between the Corporation and Chemical Bank (formerly Manufacturers Hanover Trust Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K filed on December 7, 1989 (SEC File No. 1-
              82)).

       10. Management contracts and compensatory plans and agreements.

       10.1 The Corporation's 1979 Stock Option Plan (the 1979 Plan), as amended to and including June 3, 1992 (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreements under the 1979 Plan (incorporated by reference to the Corporation's Registration Statement on Form S-8 (Reg. No. 33-34363)). Forms of amendments dated February 12, 1991 (incorporated by reference to the Corporation's 1990 10-K (SEC File No. 1-82)) and dated June 25, 1992, to Stock Option Agreements under the 1979 Plan (incorporated by reference to Exhibit 10.1 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

       10.2 The Corporation's 1987 Stock Option and Restricted Stock Plan (the 1987 Plan), as amended to and including June 3, 1992, and form of Stock Option Agreement and form of Reload Option Agreement as modified through June 3, 1992 (incorporated by reference to Exhibit 10.2 of the Corporation's Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Restricted Stock letter under the 1987 Plan (incorporated by reference to Exhibit 10.1 to the Corporation's 1990 10-K (SEC File No. 1-82)) and the amendment thereto dated June 25, 1992 (incorporated by reference to Exhibit 10.2 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

       10.3 The Corporation's 1989 Directors Stock Option Plan (the Plan), as amended to and including June 3, 1992 (incorporated by reference to
              Exhibit 10.3 to the Corporation's Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-
              82)). Form of Stock Option Agreement under the Plan (incorporated by reference to the Cor-poration's Registration Statement on Form S-8 (Reg. No. 33-34363)).

              Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the Plans and certain Directors under the 1989 Directors Plan, which contain substantially similar provisions to Ex-hibits 10.1, 10.2 and 10.3 above.

       10.4 The Corporation's 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended to and including December 1, 1993, and forms of Stock Option Agreement, Reload Option Agreement and Restricted Stock letter as currently in use under the 1993 Plan.

       10.5   Description   of  the   Corporation's  Incentive
              Compensation Plan.

       10.6 Deferred Compensation Agreement dated January 27, 1989 with Dr. Patrick J. Ryan (incorporated by reference to Exhibit 10.6 to the Corporation's 1987 Form 10-K (SEC File No. 1-
              82)) and amendment to such agreement dated March 17, 1989 (incorporated by reference to Exhibit
              10.7 to  the Corporation's 1988  Form 10-K  (SEC
              File No. 1-82)).

       10.7 Deferred Compensation Plan for the Directors of the Corporation, amended and restated as of July 31, 1992 (incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarter ended September 30, 1992 (SEC File No. 1-82)).

       10.8 Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1994 Proxy Statement (incorporated by reference to Exhibit 10.7 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

       10.9 Form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1994 Proxy Statement (incorporated by reference to Exhibit 10.11 to the Corporation's 1988 Form 10-K (SEC File No. 1-82)).

       10.10  The   Corporation's   1991   -  1993   Long-Term
              Performance Plan (incorporated by reference to Exhibit 10.12 to the Corporation's 1990 Form 10-
              K (SEC File No. 1-82)).

       10.11  The   Corporation's   1992   -  1994   Long-Term
              Performance Plan (incorporated by reference to Exhibit 10.14 to the Corporation's 1991 Form 10-
              K (SEC File No. 1-82)).

       10.12  The Corporation's Retirement Plan for Directors,
              effective  January  1,  1988   (incorporated  by
              reference to Exhibit 10.13 to  the Corporation's
              1987 Form 10-K (SEC File No. 1-82)).

       10.13 The Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan (the Nonqualified Plan), as amended November 7, 1990 (incorporated by reference to Exhibit 10.14 to the Corporation's 1990 Form 10-K (SEC File No. 1-82)). Amendment, effective January 1, 1991, to the Nonqualified Plan (incorporated by ref-erence to Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended June 30, 1991 (SEC File No. 1-82)). Two amendments, one effective as of January 1, 1991, and one effective as of November 15, 1993, to the Nonqualified Plan.

       11     Statement re computation of per share earnings.

       12 Statement re computation of ratios of total debt to total capitalization.

       21     List of Subsidiaries and Investments.

       23     Consent of Price Waterhouse.

       24 Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

               Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

(b)    Reports on Form 8-K:

       No current Reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1993.

                                                                  Schedule V

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
PROPERTY, PLANT AND EQUIPMENT
- ----------------------------------------------------------------------------
(In thousands)
                                                      Other
                     Balance at                      changes:      Balance
                     beginning   Additions  Retire-     add        at end
                     of period   at cost (a) ments   (deduct) (b) of period
                     ---------   -------    ------   --------     ---------

 Year ended
  December 31,
  1993

 Buildings,
  machinery and
  equipment         $3,374,092    380,599    45,453      8,280   3,717,518
 Mining
  properties           128,625        884       185        318     129,642
 Capitalized mine
  development          245,147     21,620         -        888     267,655
 Land and water
  rights                59,539      1,579       263      2,501      63,356
                    ----------   --------  --------  ---------   ---------
 Total              $3,807,403    404,682    45,901     11,987   4,178,171
                    ==========   ========  ========  =========   =========

 Year ended
  December 31,
  1992

 Buildings,
  machinery and
  equipment         $3,073,625    250,643    86,154    135,978   3,374,092
 Mining
  properties           121,778      7,119       125       (147)    128,625
 Capitalized mine
  development          240,393     18,121    14,691      1,324     245,147
 Land and water
  rights                55,090      2,795       407      2,061      59,539
                    ----------  ---------  --------  ---------   ---------
 Total              $3,490,886    278,678   101,377    139,216   3,807,403
                    ==========  =========  ========  =========   =========
 Year ended
  December 31,
  1991

 Buildings,
  machinery and
  equipment         $2,802,855    313,653    35,693     (7,190)  3,073,625
 Mining
  properties           115,128      4,783       299      2,166     121,778
 Capitalized mine
  development          200,415     40,255       277          -     240,393
 Land and water
  rights                50,597      7,354       102     (2,759)     55,090
                    ----------  ---------  --------  ---------   ---------
 Total              $3,168,995    366,045    36,371     (7,783)  3,490,886
                    ==========  =========  ========  =========   =========

 (a) Additions at cost include
     capitalized interest.
                                              1993       1992      1991
                                              ----       ----      ----
 (b) Other changes consist of:
      Cumulative effect of SFAS No. 109    $      -    126,854         -
      Property, plant and equipment
       of acquired companies                 23,678     39,218         -
      Foreign currency translation
       adjustments                          (14,468)   (24,928)   (6,548)
      Miscellaneous items - net               2,777     (1,928)   (1,235)
                                           --------   --------  --------
                                           $ 11,987    139,216    (7,783)
                                           ========   ========  ========

                                                                 Schedule VI

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT
- ----------------------------------------------------------------------------
(In thousands)
                                 Additions            Other
                     Balance at  charged to          changes:      Balance
                     beginning   costs and  Retire-     add        at end
                     of period   expenses    ments   (deduct)     of period
                     ---------   --------   ------   --------     ---------

 Year ended
  December 31,
  1993

 Accumulated
  depreciation     $1,483,380  174,887     34,698   (7,740)     1,615,829
 Accumulated
  depletion            67,509    1,379         73      (37)        68,778
 Accumulated
  amortization:
   Capitalized
    mine
    development       143,846    5,345          -      112        149,303
   Water rights         4,030        -          -        -          4,030
                   ----------  -------     ------   ------      ---------
 Total             $1,698,765  181,611  a  34,771   (7,665)     1,837,940
                   ==========  =======     ======   ======      =========
 Year ended
  December 31,
  1992

 Accumulated
  depreciation     $1,387,285  150,407     79,486   25,174  b   1,483,380
 Accumulated
  depletion            66,352    1,229         72        -         67,509
 Accumulated
  amortization:
   Capitalized
    mine
    development       138,687    5,159          -        -        143,846
   Water rights         4,030        -          -        -          4,030
                   ----------  -------     ------   ------      ---------
 Total             $1,596,354  156,795  a  79,558   25,174      1,698,765
                   ==========  =======     ======   ======      =========
 Year ended
  December 31,
  1991

 Accumulated
  depreciation     $1,271,511  130,721     24,267    9,320      1,387,285
 Accumulated
  depletion            65,253    1,127          -      (28)        66,352
 Accumulated
  amortization:
   Capitalized
    mine
    development       137,025    1,662          -        -        138,687
   Water rights         4,030        -          -        -          4,030
                   ----------  -------     ------   ------      ---------
 Total             $1,477,819  133,510  a  24,267    9,292      1,596,354
                   ==========  =======     ======   ======      =========



                                           1993      1992          1991
                                           ----      ----          ----
 (a) Reconciliation of depreciation,
     depletion and amortization:
      Total shown above                  $181,611  156,795        133,510
      Amortization of goodwill and
       other deferred charges               5,450    5,450          5,388
                                         --------  -------       --------
      Total shown in Consolidated
       Financial Statements              $187,061  162,245        138,898
                                         ========  =======       ========

(b) Includes cumulative  effect  ($35,957)  of  adoption of  SFAS  No.  109,
    "Accounting  for Income Taxes" (see Note 5 to the Consolidated Financial
    Statements).

                                                                Schedule VII

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
GUARANTEES OF SECURITIES OF OTHER ISSUERS
- ----------------------------------------------------------------------------

(In thousands)

  Name of issuer
  of securities      Title of issue                         Amount owned
  guaranteed by       of each class        Total amount     by person or
person for which     of securities         guaranteed     person for which
statement is filed     guaranteed         & outstanding  statement is filed
- ------------------   ------------         -------------  ------------------

1. Town of Hurley,   Unit Priced Demand      $58,500             -
   New Mexico;       Adjustable Pollution
   The Standard      Control Bonds, due
   Oil Company       2015; agreement by
                     subsidiary of the
                     Corporation to pay
                     debt service assumed
                     by The Standard Oil
                     Company

2. Compania Minera
    Santa
   Gertrudis,
    S.A. de C.V.     Gold Overdraft
                      Agreement              $14,887             -

NOTE: A subsidiary of the Corporation has agreed to pay the debt service on item 1 but the obligation is viewed as the equivalent of a guarantee because the primary obligation has been assumed by The Standard Oil Company. See Note 19 to the Consolidated Financial Statements.

                                                    Nature of any default
                                                         by issuer of
                      Amount in                     securities guaranteed
                     treasury of                   in principal, interest,
                      issuer of                        sinking fund or
                      securities    Nature of       redemption provisions
                      guaranteed    guarantee     or repayment of dividends
                      ----------    ---------     -------------------------

1. Town of Hurley,         -          Bonds                   -
    New Mexico;
    The Standard
   Oil Company

2. Compania Minera Santa
    Gertrudis, S.A.
     de C.V.               -          Gold loan               -

                                                               Schedule VIII

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
- ----------------------------------------------------------------------------

(In thousands)
                                         Additions
                                     -----------------
                          Balance at  Charged to                   Balance
                           beginning  costs and           Deduc-    at end
                           of period  expenses   Other    tions   of period
                           ---------  --------   -----    -----   ---------


 Reserve deducted in
  balance sheet from
  the asset to which
  applicable:

 Accounts Receivable:

  December 31, 1993          $ 10,717    1,740     567       862   12,162

  December 31, 1992            11,840    1,423    (590)    1,956   10,717

  December 31, 1991            16,579    5,525     162    10,426   11,840


 Supplies:

  December 31, 1993          $ 16,738    3,651     164     7,808   12,745

  December 31, 1992            10,416   10,396       -     4,074   16,738

  December 31, 1991            11,385    2,433       -     3,402   10,416


                                                                 Schedule IX

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
SHORT-TERM BORROWINGS
- ----------------------------------------------------------------------------

(In thousands)
                                            Maximum
                                             amount
                                               out-     Average   Weighted
                                             standing    amount    average
Category of                     Weighted       at         out-    interest
aggregate              Balance   average   month-end   standing      rate
short-term            at end of interest  during the during the  during the
borrowings              period    rate*      period      period    period*
- ----------              ------    -----      ------      ------   --------

 December 31, 1993:
   Bank borrowings    $ 82,718     9.9%   $ 152,987    $ 99,911      9.3%

 December 31, 1992:
   Bank borrowings      72,529    13.0       86,070      70,880     10.7

 December 31, 1991:
   Bank borrowings      62,949    12.7       69,017      55,702     14.1



* Interest rates can be significantly impacted by local currency borrowings of international subsidiaries.


                                                              Schedule X

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION
- ----------------------------------------------------------------------------

(In thousands)
                                              Charged to costs and expenses
                                              -----------------------------
                                                1993      1992     1991
                                                ----      ----     ----

 Maintenance and repairs                      $231,336  223,550  236,783

 Depreciation, depletion and amortization
  (Schedule VI)                                187,061  156,795  138,898

 Taxes, other than payroll and
  income taxes:
    Property                                    19,152   18,529   16,411
    Other                                       13,111   15,484   15,505


                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHELPS DODGE CORPORATION
                                   ------------------------
                                             (Registrant)

March 21, 1994                     By:  Thomas M. St. Clair
                                        -------------------
                                        Thomas M. St. Clair
                                        Senior Vice President
                                        and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Chairman of the Board, President,
                              Chief Executive Officer
                              and Director
Douglas C. Yearley            (Principal Executive Officer)   March 21, 1994
- ------------------
Douglas C. Yearley

                              Senior Vice President
                              and Chief Financial Officer
Thomas M. St. Clair           (Principal Financial Officer)   March 21, 1994
- -------------------
Thomas M. St. Clair

                              Vice President and Controller
Thomas M. Foster              (Principal Accounting Officer)  March 21, 1994
- ----------------
Thomas M. Foster

Edward L. Addison, Robert N. Burt,                )
George C. Dillon, Cleveland E. Dodge, Jr.,        )
Paul W. Douglas, William A. Franke, Paul Hazen,   )
Robert D. Krebs, Southwood J. Morcott,            )
George B. Munroe, George L. Shinn, Directors      )           March 21, 1994

By:  Thomas M. St. Clair
     -------------------
     Thomas M. St. Clair
     Attorney-in-fact