Form 10-Q
period 1994-03-31
PHELPS DODGE CORP
filed 1994-05-12
CIK 78066

===========================================================================
                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



                                  FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended March 31, 1994

                         Commission file number 1-82



                          PHELPS DODGE CORPORATION

                          (a New York corporation)



                                 13-1808503

                    (I.R.S. Employer Identification No.)


               2600 N. Central Avenue, Phoenix, AZ  85004-3089


               Registrant's telephone number:  (602) 234-8100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes / x /   No /  /

Number of Common Shares outstanding at May 6, 1994:  70,603,950 shares.

 ===========================================================================

                          PHELPS DODGE CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1994



                              Table of Contents
                              -----------------

Statement of Consolidated Operations

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Information

Review by Independent Accountants

Accountant's Report on Review of Interim Financial Information

Management's Discussion and Analysis

Legal Proceedings

Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                  PHELPS DODGE CORPORATION AND SUBSIDIARIES

                        Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                        First Quarter
                                                       --------------
                                                       1994      1993
                                                       ----      ----

  SALES AND OTHER OPERATING REVENUES                 $ 694.3    666.7
                                                     -------  -------
 OPERATING COSTS AND EXPENSES
    Cost of products sold                              529.6    484.7
    Depreciation, depletion and amortization            47.1     45.7
    Selling and general administrative expense          25.5     26.9
    Exploration and research expense                    11.0     11.3
                                                     -------  -------
                                                       613.2    568.6
                                                     -------  -------
 OPERATING INCOME                                       81.1     98.1

    Interest expense less amount capitalized            (8.0)    (9.4)
    Miscellaneous income and expense, net                  -      2.8
                                                     -------  -------
 INCOME BEFORE TAXES, MINORITY INTERESTS AND
  EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES        73.1     91.5
    Provision for taxes on income                      (24.9)   (28.3)
    Minority interest in consolidated subsidiary
     companies (see Note 3)                             (1.9)    (2.4)
    Equity in net earnings (losses) of affiliated
     companies                                           2.3     (0.5)
                                                     -------  -------
 NET INCOME                                          $  48.6     60.3
                                                     =======  =======

 EARNINGS PER SHARE                                  $  0.69     0.85
                                                     =======  =======

 AVERAGE NUMBER OF SHARES OUTSTANDING                   70.9     70.7

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)
                                                        First Quarter
                                                       --------------
                                                       1994      1993
                                                       ----      ----

 SALES AND OTHER OPERATING REVENUES
    Phelps Dodge Mining Company                      $ 354.9    356.6
    Phelps Dodge Industries                            339.4    310.1
                                                     -------  -------
                                                     $ 694.3    666.7
                                                     =======  =======
 OPERATING INCOME
    Phelps Dodge Mining Company                      $  52.6     80.0
    Phelps Dodge Industries                             36.1     26.1
    Corporate and other                                 (7.6)    (8.0)
                                                     -------  -------
                                                     $  81.1     98.1
                                                     =======  =======
See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)
                                                    March 31, December 31,
                                                      1994        1993
                                                      ----        ----
                                                  (unaudited)
 ASSETS
   Cash and short-term investments, at cost          $  159.6     255.8
   Receivables, net                                     391.1     354.4
   Inventories                                          250.4     225.4
   Supplies                                              99.4     103.3
   Prepaid expenses                                      13.7      13.1
   Deferred income taxes                                 35.4      35.4
                                                     --------   -------
      Current assets                                    949.6     987.4
   Investments and long-term receivables                121.9     115.4
   Property, plant and equipment, net                 2,431.4   2,340.2
   Other assets and deferred charges                    281.5     277.9
                                                     --------  --------
                                                     $3,784.4   3,720.9
                                                     ========  ========

 LIABILITIES
   Short-term debt                                   $   76.7      82.7
   Current portion of long-term debt                     18.9      17.2
   Accounts payable and accrued expenses                447.9     425.8
   Income taxes                                          20.8      14.3
                                                     --------  --------
      Current liabilities                               564.3     540.0
   Long-term debt                                       553.7     547.3
   Deferred income taxes                                290.6     286.0
   Other liabilities and deferred credits               268.3     263.3
                                                     --------  --------
                                                      1,676.9   1,636.6
                                                     --------  --------
 MINORITY INTEREST IN SUBSIDIARIES                       64.1      62.2
                                                     --------  --------
 COMMON SHAREHOLDERS' EQUITY
   Common shares, 70.6 outstanding (1993 - 70.5)        441.2     440.8
   Capital in excess of par value                        83.4      83.1
   Retained earnings                                  1,638.0   1,618.5
   Cumulative translation adjustments and other        (119.2)   (120.3)
                                                     --------  --------
                                                      2,043.4   2,022.1
                                                     --------  --------
                                                     $3,784.4   3,720.9
                                                     ========  ========
See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                        Three months
                                                           ended
                                                          March 31,
                                                        --------------
                                                        1994      1993
                                                        ----      ----
 OPERATING ACTIVITIES
  Net income                                         $   48.6      60.3
  Adjustments to reconcile net income to
   cash flow from operations:
    Depreciation, depletion and  amortization            47.1      45.7
    Deferred income taxes                                 4.4       6.2
    Equity earnings net of dividends received            (2.3)      0.5
                                                     --------  --------
      Cash flow from operations                          97.8     112.7
  Adjustments to reconcile cash flow from
   operations to net cash provided by
   operating activities:
    Changes in current assets and liabilities:
     (Increase) decrease in receivables                 (38.9)    (39.7)
     (Increase) decrease in inventories                 (21.9)     18.8
     (Increase) decrease in supplies                      4.6       3.5
     (Increase) decrease in prepaid expenses             (0.4)     (4.1)
     (Increase) decrease in deferred income taxes        (0.1)     (0.3)
     Increase (decrease) in interest payable              0.8      (2.8)
     Increase (decrease) in other accounts
      payable                                            16.9      (2.4)
     Increase (decrease) in income taxes                  6.5      (4.0)
     Increase (decrease) in other accrued
      expenses                                            8.7      13.3
    Other adjustments, net                                2.2     (10.9)
                                                     --------  --------
      Net cash provided by operating activities          76.2      84.1
                                                     --------  --------
 INVESTING ACTIVITIES
  Capital outlays                                       (83.5)    (99.9)
  Capitalized interest                                   (5.8)     (3.3)
  Investment in subsidiaries                            (52.1)     (1.3)
  Other                                                  (0.5)      0.5
                                                     --------  --------
      Net cash used in investing activities            (141.9)   (104.0)
                                                     --------  --------
 FINANCING ACTIVITIES
  Increase in debt                                       95.9     132.3
  Payment of debt                                       (94.6)   (103.4)
  Common dividends                                      (29.1)    (29.0)
  Purchase of common shares                              (2.1)        -
  Other                                                  (0.6)      3.1
                                                     --------  --------
  Net cash provided by (used in)
   financing activities                                 (30.5)      3.0
                                                     --------  --------
 DECREASE IN CASH AND SHORT-TERM INVESTMENTS            (96.2)    (16.9)

 CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                   255.8     251.2
                                                     --------  --------
 CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                          $  159.6     234.3
                                                     ========  ========
See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial state-ments and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1993. This information reflects all adjust-ments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month period ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Prior to 1994, minority interest in the income of consolidated subsid-iaries was included in cost of products sold. For comparative purpos-es, prior period amounts have been reclassified in this report to con-form with the current year presentation.

4. On January 19, 1994, the Corporation sold $81.1 million of 5.45 percent obligations due in 2009. The proceeds from the issue were used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.


REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of March 31, 1994, and for the three-month periods ended March 31, 1994 and 1993, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse, the Corpora-tion's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

     Price Waterhouse does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "re-port" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

<AUDIT-REPORT>

                              PRICE WATERHOUSE
                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders of Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 1994, and the consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opin-ion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing stan-dards, the consolidated balance sheet as of December 31, 1993, and the re-lated consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 24, 1994, we expressed an unqualified opinion on those consol-idated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated bal-ance sheet from which it has been derived.


Price Waterhouse



Phoenix, Arizona
April 21, 1994
</AUDIT-REPORT>


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

     Phelps Dodge Corporation had consolidated net income of $48.6 million, or 69 cents per common share, in the first quarter of 1994, compared with $60.3 million, or 85 cents per common share, in the 1993 first quarter. The lower 1994 first quarter earnings principally resulted from an 11 percent decrease in the average price of copper, the Corporation's principal prod-uct. This price-related decrease was offset in part by lower copper produc-tion costs, better earnings from Phelps Dodge Industries compared with the corresponding 1993 period, and the ongoing control of administrative expens-es. Per share amounts reflect average shares outstanding for the respective periods.

     Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately 1.1 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $11 million. The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged 87 cents in the 1994 first quarter, compared with 98 cents in the corresponding 1993 period. From April 1 to May 6, 1994, the COMEX price averaged 89 cents, closing at 96 cents on May 6, 1994.

     The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1994 pro-duction, the Corporation has entered into contracts with several financial institutions that provide for minimum average quarterly prices of approxi-mately 75 cents per pound for 244 million pounds of copper cathode, approx-imately 22 percent of the Corporation's anticipated production for the year. These contracts are based on the average London Metal Exchange price each quarter. The remainder of the Corporation's expected mine production for 1994 is not subject to any such arrangements.

     Sales were $694.3 million in the 1994 first quarter, compared with $666.7 million in the corresponding 1993 period. Increases for the 1994 first quarter resulted from higher sales volumes of copper purchased for resale, wheels and rims, and wire and cable products.


PHELPS DODGE MINING COMPANY

     Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations in-cluding mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll ba-sis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including gold, fluorspar, silver, lead and zinc operations) and its worldwide exploration and development programs.

============================================================================
                                                        First Quarter
                                                        --------------
                                                       1994      1993
                                                       ----      ----

 Copper from own mines * (short tons)
   Production                                         139,200  134,300
   Deliveries                                         123,500  140,400
 New York Commodity Exchange
   average spot price per
   pound - copper cathodes                            $  0.87     0.98

                                                         (in millions)
 Sales and other operating revenues                   $ 354.9    356.6
 Operating income                                     $  52.6     80.0
- - ---------------------
* The Corporation's worldwide copper production and deliveries shown in the above table exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. and (ii) the one-third partnership interest in Chino Mines Company in New Mexi-co held by Heisei Minerals Corporation.

============================================================================

     Phelps Dodge Mining Company reported sales of $354.9 million in the first quarter of 1994, compared with $356.6 million in the 1993 first quar-ter. Sales were virtually unchanged in the 1994 first quarter despite an 11 percent drop in the average copper price because of a net increase of 10 percent in the volume of copper sold. This net increase consisted of a 16,900 ton decrease in copper sales from mine production offset by a 34,800 ton increase in the sale of copper purchased for resale. The reduced sales of copper from mine production reflected a managed build-up of anode inven-tories in anticipation of a scheduled two-week maintenance shutdown of the Hidalgo smelter in Playas, New Mexico, in April 1994.

     During the 1994  first quarter,  Phelps Dodge  Mining Company  recorded operating income of $52.6 million, a 34 percent decrease from the $80.0 million recorded in the corresponding 1993 period. Decreased 1994 operating income reflected lower average copper prices and lower volumes of copper sold from mine production, partially offset by lower copper production costs. The lower 1994 production costs principally resulted from increased production of cathode copper at the solvent extraction/electrowinning (SX/EW) plants.


PHELPS DODGE INDUSTRIES

     Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business includes the Corporation's carbon black and synthetic iron ox-ide operations through Columbian Chemicals Company and its subsidiaries, its truck wheel and rim operations through Accuride Corporation and its subsid-iaries, its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries, its U.S. specialty conductor operations through Hudson International Conductors, and its international wire and cable manufacturers through Phelps Dodge International Corporation.

============================================================================

                                                        First Quarter
                                                       --------------
                                                       1994      1993
                                                       ----      ----
                                                        (in millions)


 Sales and other operating revenues                   $ 339.4    310.1

 Operating income                                     $  36.1     26.1
============================================================================

     Phelps Dodge Industries reported sales of $339.4 million in the first quarter of 1994, compared with sales of $310.1 million in the corresponding 1993 period. This increase resulted principally from higher sales volumes of wheels and rims and wire and cable products.

     During the 1994 first quarter, Phelps Dodge Industries recorded operat-ing income of $36.1 million, a 38 percent increase over the $26.1 million recorded in the corresponding 1993 period. Increased 1994 operating income reflected improved sales volumes in the wheel and rim business, improved volumes and margins in the magnet wire business, and improved earnings in the specialty conductor and international wire and cable businesses. Accuride and Phelps Dodge Magnet Wire Company experienced improved business conditions in North America. The Columbian Chemicals carbon black business also was good in the United States, but was less strong in Europe.

     In March 1994, Phelps Dodge Magnet Wire Company acquired for approxi-mately $52.0 million a fine wire manufacturing plant in Laurinburg, North Carolina, from Rea Magnet Wire Company, Inc., (Rea) and a magnet wire manu-facturing plant in El Paso, Texas, from Rea and Fujikura International, Inc.

CHANGES IN FINANCIAL CONDITION

     Capital outlays during the 1994 first quarter were $70.8 million for Phelps Dodge Mining Company including $38.5 million for La Candelaria, and $12.6 million for Phelps Dodge Industries. Capital outlays in the corre-sponding 1993 period were $86.9 million for Phelps Dodge Mining Company including $68.2 million for La Candelaria, and $12.8 million for Phelps Dodge Industries. The Corporation expects capital outlays in 1994 to be approximately $210.0 million for Phelps Dodge Mining Company including $110.0 million for the Corporation's 80 percent share of the La Candelaria project, and approximately $75.0 million for Phelps Dodge Industries.

     At March 31, 1994, the Corporation's total debt was $649.3 million, compared with $647.2 million at year-end 1993. The Corporation's ratio of debt to total capitalization was 23.6 percent at March 31, 1994, compared with 23.7 percent at December 31, 1993. In January 1994, the Corporation sold $81.1 million of 5.45 percent obligations due in 2009. The proceeds from the issue were used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.

     On March 8, 1994, the Corporation  paid a regular quarterly dividend of
41.25 cents per common share for the 1994 first quarter; the total amount paid was $29.1 million. On May 4, 1994, the Board of Directors declared a 1994 second quarter regular dividend of 41.25 cents per common share to be paid on June 8, 1994, to shareholders of record at the close of business on May 20, 1994. There were 70,593,000 common shares outstanding at March 31, 1994.

     In the 1994 first quarter, the Corporation purchased 43,000 of its common shares in connection with an odd-lot buy-back program under the cur-rent 4 million common share buy-back program initiated in September 1989. Under this program the Corporation from time to time makes purchases in the open market and also considers purchasing its common shares in negotiated transactions. As of March 31, 1994, 1,584,000 shares remained authorized for purchase under the program.


                         Part II. Other Information


Item 1.  Legal Proceedings

     Reference is  made to Paragraph III.  of Item 3.   Legal Proceedings of
the Corporation's Form 10-K for the year ended December 31, 1993, regarding the proceedings described below.

     Prior  to the mid-1960s, a predecessor of Phelps Dodge Industries, Inc.
(PDI), a subsidiary of the Corporation, manufactured and sold some cable and wire products that were insulated with material containing asbestos. PDI believes that the use of these products did not result in significant re-leases of airborne asbestos fibers. PDI and the Corporation are collectively referred to below as PDI.

     Since October 1991, PDI has been served with 27 complaints naming it as a defendant in the Ingalls Shipyard asbestos litigation pending in Pasca-goula, Mississippi. These cases involved about 12,603 claimants, each seek-ing from $2 million to $20 million in compensatory and punitive damages from approximately 100 to 150 defendants. During 1993, 9,806 of these claims against PDI were dismissed. In the first quarter of 1994, 2,697 additional claims against PDI in Mississippi were dismissed. In addition, PDI has been dismissed from a total of 72 other actions in Maryland, California and New Jersey since January 1, 1994.

     PDI has been served with 14 new actions in Delaware, Michigan, New Jersey, New York, Pennsylvania and Texas during the first quarter of 1994. Currently, a total of 391 claims are being defended in 14 jurisdictions. In these various proceedings, plaintiffs allege bodily injury or death from exposure to asbestos and claim damages based on theories of strict liability and negligence. PDI is vigorously contesting and defending these cases.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

     (b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1994.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PHELPS DODGE CORPORATION
                                 ------------------------
                                (Corporation or Registrant)




Date:   May 12, 1994             By: Thomas M. Foster
                                     -----------------
                                     Thomas M. Foster
                              Vice President and Controller
                              (Principal Accounting Officer)


                  PHELPS DODGE CORPORATION AND SUBSIDIARIES

                              Index to Exhibits


     12 Computation of ratios of total debt to total capitaliza-tion.

     15 Letter from Price Waterhouse with respect to unaudited interim financial information.