Form 10-Q
period 1994-06-30
PHELPS DODGE CORP
filed 1994-08-12
CIK 78066

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




                      For the quarter ended June 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /.

Number of Common Shares outstanding at August 5, 1994:  70,675,790 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                         Quarterly Report on Form 10-Q

                      For the Quarter Ended June 30, 1994



                               TABLE OF CONTENTS

Statement of Consolidated Operations

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Information

Review by Independent Accountants

Accountant's Report on Review of Interim Financial Information

Management's Discussion and Analysis

Legal Proceedings

Submission of Matters to a Vote of Security Holders

Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

                         Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                                First Six
                                    Second Quarter                Months
                                    --------------            -------------
                                  1994         1993         1994         1993
                                  ----         ----         ----         ----
SALES AND OTHER OPERATING
 REVENUES                        $780.4        629.8      1,474.7      1,296.5
                                 ------      -------      -------      -------
OPERATING COSTS AND EXPENSES
   Cost of products sold          585.3        460.6      1,114.9        945.3
   Depreciation, depletion
    and amortization               46.4         47.3         93.5         93.0
   Selling and general
    administrative expense         25.2         28.0         50.7         54.9
   Exploration and research
    expense                        11.5         12.9         22.5         24.2
   Loss on sale of mineral
    properties, net                17.5          --          17.5          --
                                 ------      -------      -------      -------
                                  685.9        548.8      1,299.1      1,117.4
                                 ------      -------      -------      -------
OPERATING INCOME                   94.5         81.0        175.6        179.1
   Interest expense less
    amount capitalized             (5.4)        (9.8)       (13.4)       (19.2)
   Miscellaneous income and
    expense, net                    1.0          3.4          1.0          6.2
                                 ------      -------      -------      -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                         90.1         74.6        163.2        166.1
   Provision for taxes on
    income                        (26.0)       (24.2)       (50.9)       (52.5)
   Minority interest in
    consolidated subsidiary
     companies (see Note 3)        (0.9)        (2.6)        (2.8)        (5.0)
   Equity in net earnings
    (losses) of affiliated
     companies                      1.4         (1.5)         3.7         (2.0)
                                 ------      -------      -------      -------
NET INCOME                       $ 64.6         46.3        113.2        106.6
                                 ======      =======      =======      =======

EARNINGS PER SHARE               $ 0.91         0.66         1.59         1.51
                                 ======      =======      =======      =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING                       71.0         70.6         71.0         70.7

BUSINESS SEGMENTS
(Unaudited; in millions)

SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                      $414.9        305.0        769.8        661.6
   Phelps Dodge Industries        365.5        324.8        704.9        634.9
                                 ------      -------      -------      -------
                                 $780.4        629.8      1,474.7      1,296.5
                                 ======      =======      =======      =======
OPERATING INCOME
   Phelps Dodge Mining
    Company                      $ 63.1         52.9        115.7        132.9
   Phelps Dodge Industries         38.5         36.2         74.6         62.3
   Corporate and other             (7.1)        (8.1)       (14.7)       (16.1)
                                 ------      -------      -------      -------
                                 $ 94.5         81.0        175.6        179.1
                                 ======      =======      =======      =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)

                                                June 30,    December 31,
                                                  1994          1993
                                                  ----          ----
                                              (unaudited)
ASSETS
  Cash and short-term investments, at cost     $  160.2         255.8
  Receivables, net                                428.6         354.4
  Inventories                                     242.1         225.4
  Supplies                                         97.9         103.3
  Prepaid expenses                                 16.7          13.1
  Deferred income taxes                            37.7          35.4
                                               --------       -------
     Current assets                               983.2         987.4
  Investments and long-term receivables           106.1         115.4
  Property, plant and equipment, net            2,471.3       2,340.2
  Other assets and deferred charges               285.8         277.9
                                               --------       -------
                                               $3,846.4       3,720.9
                                               ========       =======

LIABILITIES
  Short-term debt                              $   77.8          82.7
  Current portion of long-term debt                19.7          17.2
  Accounts payable and accrued expenses           467.4         425.8
  Income taxes                                     10.1          14.3
                                               --------       -------
     Current liabilities                          575.0         540.0
  Long-term debt                                  571.0         547.3
  Deferred income taxes                           284.4         286.0
  Other liabilities and deferred credits          267.3         263.3
                                               --------       -------
                                                1,697.7       1,636.6
                                               --------       -------
MINORITY INTEREST IN SUBSIDIARIES                  62.9          62.2
                                               --------       -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 70.6 outstanding
   (1993 - 70.5)                                  441.5         440.8
  Capital in excess of par value                   83.9          83.1
  Retained earnings                             1,673.5       1,618.5
  Cumulative translation adjustments and
   other                                         (113.1)       (120.3)
                                               --------       -------
                                                2,085.8       2,022.1
                                               --------       -------
                                               $3,846.4       3,720.9
                                               ========       =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                         Six months
                                                           ended
                                                          June 30,
                                                     -----------------
                                                     1994         1993
                                                     ----         ----
OPERATING ACTIVITIES
 Net income                                        $ 113.2        106.6
 Adjustments to reconcile net income to
  cash flow from operations:
   Depreciation, depletion and
    amortization                                      93.5         93.0
   Deferred income taxes                               6.3         11.1
   Equity earnings net of dividends
    received                                          (3.6)         2.0
                                                   -------        -----
     Cash flow from operations                       209.4        212.7
 Adjustments to reconcile cash flow from
  operations to net cash provided by
  operating activities:
   Changes in current assets and liabilities:
     (Increase) decrease in receivables              (82.2)       (26.2)
     (Increase) decrease in inventories              (13.1)        (0.5)
     (Increase) decrease in supplies                   6.9         (1.7)
     (Increase) decrease in prepaid
       expenses                                       (4.0)        (8.0)
     (Increase) decrease in deferred
       income taxes                                   (2.3)        (0.6)
     Increase (decrease) in interest
       payable                                         --           1.8
     Increase (decrease) in other accounts
       payable                                        40.9         15.6
     Increase (decrease) in income taxes              (4.3)       (17.6)
     Increase (decrease) in other accrued
       expenses                                       15.1          5.4
   Other adjustments, net                             15.2        (24.7)
                                                   -------        -----
     Net cash provided by operating
      activities                                     181.6        156.2
                                                   -------        -----
INVESTING ACTIVITIES
 Capital outlays                                    (171.2)      (182.6)
 Capitalized interest                                (12.2)        (7.6)
 Investment in subsidiaries                          (51.8)        (2.6)
 Other                                                 0.4          1.9
                                                   -------        -----
     Net cash used in investing activities          (234.8)      (190.9)
                                                   -------        -----
FINANCING ACTIVITIES
 Increase in debt                                    121.9        210.4
 Payment of debt                                    (103.0)      (122.9)
 Common dividends                                    (58.2)       (58.1)
 Purchase of common shares                            (2.1)        (4.1)
 Other                                                (1.0)         --
                                                   -------        -----
 Net cash provided by (used in)
  financing activities                               (42.4)        25.3
                                                   -------        -----
DECREASE IN CASH AND
 SHORT-TERM INVESTMENTS                              (95.6)        (9.4)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                 255.8        251.2
                                                   -------        -----
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                         $ 160.2        241.8
                                                   =======        =====

See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1993. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month and six-month periods ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Prior to 1994, minority interest in the income of consolidated subsidiaries was included in cost of products sold. For comparative purposes, prior period amounts have been reclassified in this report to conform with the current year presentation.

4. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. The Corporation has contracts with several financial institutions that provide for minimum quarterly average prices of 75 cents per pound for 127 million pounds of copper cathode, approximately 20 percent of its anticipated production for the second half of 1994. These contracts are based on the average London Metal Exchange (LME) price each quarter. Similar contracts for the first half of 1994 covering approximately 117 million pounds had expired as of June 30, 1994, without payment to Phelps Dodge.

         The Corporation also has entered into contracts for 1995 that provide for minimum quarterly average LME prices of approximately 80 cents per pound for 640 million pounds of copper cathode, approximately 45 percent of its anticipated production for 1995. In addition, the Corporation has entered into contracts that provide for minimum (approximately 95 cents) and maximum (approximately $1.33) average prices per pound for approximately 385 million pounds of copper cathode, approximately 30 percent of its anticipated production for 1995. These contracts are based primarily on average LME prices for the year 1995.

5. The Corporation's 1994 second quarter net income included an after-tax loss of $11.2 million, or 16 cents per share, on the sale of certain gold interests. Included in that amount was an after-tax loss of $15.5 million, or 22 cents per share, on the sale of the Corporation's Santa Gertrudis property in Mexico, offset in part by an after-tax gain of $4.3 million, or 6 cents per share, on the sale of its Olinghouse gold interest in Nevada. The combined net loss on the sale of these interests before taxes was $17.5 million.


REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of June 30, 1994, and for the three-month and six-month periods ended June 30, 1994 and 1993, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse, the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

         Price Waterhouse does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

<AUDIT-REPORT>
                                PRICE WATERHOUSE
                        INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders of Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 1994 and the consolidated statement of operations for the three-month and six-month periods ended June 30, 1994 and 1993 and the consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 24, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse



Phoenix, Arizona
July 20, 1994
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $64.6 million, or 91 cents per common share, in the second quarter of 1994, compared with $46.3 million, or 66 cents per common share, in the 1993 second quarter. The Corporation's 1994 second quarter net income included a net after-tax loss of $11.2 million, or 16 cents per common share, on the sale of its Santa Gertrudis gold property in Mexico, offset in part by a gain on the sale of another gold interest in Nevada. During the 1993 second quarter, the Corporation recognized an after-tax benefit of $4.7 million, or 7 cents per common share, from its copper price protection program. Net income for the six-month period ended June 30, 1994, was $113.2 million, or $1.59 per common share, compared with $106.6 million, or $1.51 per common share, in the corresponding 1993 period.

         Earnings in the three-month and six-month periods ended June 30, 1994, were higher than those reported in the corresponding 1993 periods principally as a result of higher copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) rose approximately 16 cents and 2 cents in the second quarter and first six months of 1994, respectively, from the average prices in the corresponding 1993 periods. Also contributing to the increases in earnings in both 1994 periods were improved results in the Corporation's wheel and rim and wire and cable businesses in North America.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's share of annual production presently is approximately
1.1 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $11 million. The Corporation's estimated annual copper production capacity will increase by approximately 200 million pounds as a result of the La Candelaria project in Chile, scheduled to begin operations in the 1994 fourth quarter, and by approximately 130 million pounds as a result of the Southside expansion at the Corporation's Morenci mine in southeastern Arizona, with startup scheduled in late 1995. These increases will add more than $3.0 million to the variation in annual pre-tax operating income from each 1 cent per pound change in realized copper prices or average unit production costs.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged 99 cents in the second quarter and 93 cents in the first six months of 1994, compared with 83 cents and 91 cents in the corresponding periods in 1993. From July 1 to August 5, 1994, the average price was $1.11, closing at $1.07 on August 5, 1994.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. The Corporation has contracts with several financial institutions that provide for minimum quarterly average prices of 75 cents per pound for 127 million pounds of copper cathode, approximately 20 percent of its anticipated production for the second half of 1994. These contracts are based on the average London Metal Exchange (LME) price each quarter. Similar contracts for the first half of 1994 covering approximately 117 million pounds had expired as of June 30, 1994, without payment to Phelps Dodge.

         The Corporation also has entered into contracts for 1995 that provide for minimum quarterly average LME prices of approximately 80 cents per pound for 640 million pounds of copper cathode, approximately 45 percent of its anticipated production for 1995. In addition, the Corporation has entered into contracts that provide for minimum (approximately 95 cents) and maximum (approximately $1.33) average prices per pound for approximately 385 million pounds of copper cathode, approximately 30 percent of its anticipated production for 1995. These contracts are based primarily on average LME prices for the year 1995.

         Sales were $780.4 million in the second quarter of 1994, compared with $629.8 million in the 1993 second quarter. This increase resulted from higher average copper prices and sales volumes (including copper purchased for resale), and higher sales volumes of wire and cable products, wheels and rims, and carbon black. Sales were $1,474.7 million in the first six months of 1994, compared with $1,296.5 million in the corresponding 1993 period. This increase principally resulted from higher sales volumes of copper purchased for resale, wire and cable products, and wheels and rims.


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

================================================================================
                                                                First Six
                                       Second Quarter            Months
                                      ---------------       ---------------
                                      1994       1993       1994       1993
                                      ----       ----       ----       ----
Copper from own mines *
 (short tons)

  Production                        132,600    134,800    271,800    269,100

  Deliveries                        141,100    130,400    264,600    270,800

New York Commodity Exchange
  average spot price per
  pound - copper cathodes           $  0.99       0.83       0.93       0.91

                                                  (in millions)

Sales and other operating
 revenues                            $414.9      305.0      769.8      661.6

Operating income                     $ 63.1       52.9      115.7      132.9

- - -------------------------
* The Corporation's worldwide copper production and deliveries shown in the above table exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. and (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation.

================================================================================

         Phelps Dodge Mining Company's 1994 second quarter sales of $414.9 million were 36 percent higher than in the second quarter of 1993. This increase principally resulted from a 16 cents per pound increase in average copper prices, a 10,700 ton increase in copper sales from mine production and a 23,000 ton increase in the sale of copper purchased for resale. Sales of $769.8 million in the first six months of 1994 were 16 percent higher than in the corresponding 1993 period. This increase primarily resulted from a 57,700 ton increase in the sale of copper purchased for resale, offset in part by a 6,200 ton decrease in copper sales from mine production. The increase in the 1994 six-month period also reflected increased average copper prices.

         During the 1994 second quarter, Phelps Dodge Mining Company recorded operating income of $63.1 million, a 19 percent increase from the $52.9 million recorded in the corresponding 1993 period. This increase principally resulted from the higher average copper prices already discussed and, to a lesser extent, the increased copper sales from mine production. Operating income was $115.7 million in the six months ended June 30, 1994, compared with $132.9 million in the corresponding 1993 period. This 13 percent decrease included a 1994 second quarter loss on the sale of certain gold interests of $17.5 million before taxes. Offsetting this loss in part were slightly higher average copper prices and lower unit production costs. The 1993 period reflected a $7.0 million pre-tax benefit from the Corporation's copper price protection program.

         During the 1994 second quarter, Phelps Dodge Mining Company announced a $200 million expansion (the Corporation's share will be $170 million with the remainder provided by its partner, Sumitomo Metal Mining Arizona, Inc.) of its Morenci mine in southeastern Arizona. This project, which will increase Phelps Dodge's share of annual electrowon copper production capacity by approximately 130 million pounds, is expected to be in production by late 1995 pending the approval of any necessary environmental permits. The expansion involves the development of Southside, a mineral deposit adjacent to the existing open-pit mine at Morenci. The expansion will include the construction of an electrowinning tankhouse, the expansion of existing solvent extraction plants, the upgrading of infrastructure systems and the purchase of mining equipment.

         The Corporation also announced recently that it has been notified by Echo Bay Exploration Inc. that Echo Bay is terminating the contract under which, together with CR Montana Corporation, Echo Bay had agreed to purchase Phelps Dodge's 72.25 percent interest in the Seven-Up Pete Joint Venture in Lincoln, Montana, for $150 million. The Seven-Up Pete Joint Venture controls 32 square miles of mineral and surface rights east of Lincoln including the proposed McDonald gold mine which recently completed a positive feasibility study. Phelps Dodge disagrees with the content of Echo Bay's notice, disputes the right of Echo Bay to terminate the contract and intends to pursue its contractual remedies in order to enforce the contract.

PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its subsidiaries, its truck wheel and rim operations through Accuride Corporation and its subsidiaries, its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries, its U.S. specialty conductor operations through Hudson International Conductors, and its international wire and cable manufacturers through Phelps Dodge International Corporation.

================================================================================

                                                                    First Six
                                   Second Quarter                    Months
                                 ------------------               -------------
                                 1994          1993         1994         1993
                                 ----          ----         ----         ----
                                                 (in millions)
Sales and other operating
 revenues                       $365.5        324.8        704.9        634.9

Operating income                $ 38.5         36.2         74.6         62.3

================================================================================

         Phelps Dodge Industries' 1994 second quarter sales of $365.5 million were 13 percent higher than in the second quarter of 1993. Sales of $704.9 million in the first six months of 1994 were 11 percent higher than in the corresponding 1993 period. These increases principally resulted from higher sales volumes in North American markets for wheels and rims and wire and cable products.

         During the 1994 second quarter, Phelps Dodge Industries recorded operating income of $38.5 million, a 6 percent increase over the $36.2 million recorded in the corresponding 1993 period. Operating income of $74.6 million in the first six months of 1994 was 20 percent higher than in the corresponding 1993 period. These increases reflected improved sales volumes in the wheel and rim business (due to increased truck builds in North America) and the wire and cable business (principally as a result of the recent acquisition of two U.S. magnet wire facilities). These improvements were partially offset by reduced earnings at certain international wire and cable operations, particularly in Venezuela where the local banking industry is experiencing significant difficulties and the government has recently imposed price and foreign exchange controls.


CHANGES IN FINANCIAL CONDITION

         Capital outlays during the first six months of 1994 were $139.9 million for Phelps Dodge Mining Company (including $83.6 million for La Candelaria) and $31.1 million for Phelps Dodge Industries. Capital outlays in the corresponding 1993 period were $146.1 million for Phelps Dodge Mining Company (including $101.5 million for La Candelaria) and $36.1 million for Phelps Dodge Industries. The Corporation expects capital outlays in 1994 to be approximately $280.0 million for Phelps Dodge Mining Company (including $120.0 million for La Candelaria) and approximately $70.0 million for Phelps Dodge Industries.

         At June 30, 1994, the Corporation's total debt was $668.5 million, compared with $647.2 million at year-end 1993. This $21.3 million increase primarily resulted from borrowings used to fund construction and development of the Corporation's La Candelaria copper-gold project in Chile. The Corporation's ratio of debt to total capitalization was 23.7 percent at June 30, 1994, the same as at December 31, 1993.

         On June 8, 1994, the Corporation paid a regular quarterly dividend of
41.25 cents per common share for the 1994 second quarter; the total amount paid was $29.1 million. On July 29, 1994, the Board of Directors declared a 1994 third quarter regular dividend of 41.25 cents per common share to be paid on September 8, 1994, to shareholders of record at the close of business on August 19, 1994. There were 70,637,000 shares outstanding at June 30, 1994.

         During the first half of 1994, the Corporation purchased 43,000 of its common shares in connection with an odd-lot buy-back program under the current 4 million common share buy-back program initiated in September 1989. Under this program, the Corporation from time to time makes purchases in the open market and also considers purchasing its common shares in negotiated transactions. As of June 30, 1994, 1,584,000 shares remained authorized for purchase under the program.

                           Part II. Other Information


Item 1.  Legal Proceedings

         Reference is made to Paragraph III. of Item 3. Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1993, regarding the proceedings described below.

         Prior to the mid-1960s, a predecessor of Phelps Dodge Industries, Inc.
(PDI), a subsidiary of the Corporation, manufactured and sold some cable and wire products that were insulated with material containing asbestos. PDI believes that the use of these products did not result in significant releases of airborne asbestos fibers. PDI and the Corporation are collectively referred to below as PDI.

         Since October 1991, PDI has been served with 27 complaints naming it as a defendant in the Ingalls Shipyard asbestos litigation pending in Pascagoula, Mississippi. These cases involved about 12,603 claimants, each seeking from $2 million to $20 million in compensatory and punitive damages from approximately 100 to 150 defendants. In 1993, 9,806 of these claims against PDI were dismissed. During 1994, 2,697 additional claims against PDI in Mississippi were dismissed. In addition, PDI has been dismissed from a total of 78 other actions in California, Delaware, Maryland, New Jersey and Pennsylvania since January 1, 1994.

         PDI has been served with 26 new actions in Delaware, Michigan, Mississippi, New Jersey, New York, Pennsylvania and Texas during 1994. Currently, a total of 301 claims are being defended in 14 jurisdictions. In these various proceedings, plaintiffs allege bodily injury or death from exposure to asbestos and claim damages based on theories of strict liability and negligence. PDI is vigorously contesting and defending these cases.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Corporation's annual meeting was held on May 4, 1994. Set forth below is a description of the matters voted upon at such meeting and a summary of the voting regarding each such matter:

                                     For                  Withheld
                                     ---                  --------
Election of Directors:
Robert N. Burt                   56,494,695               151,677

Robert D. Krebs                  56,492,581               153,791

George L. Shinn                  56,448,821               197,551

Douglas C. Yearley               56,495,615               150,757



                                                                       Broker
                        For            Against         Abstain        Nonvotes
                        ---            -------         -------        --------
Appointment of
 Auditors            56,279,956         75,688         290,728            0



Item 6.  Exhibits and Reports on Form 8-K

        (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

        (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1994.


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




                                    PHELPS DODGE CORPORATION
                                    ------------------------
                                   (Corporation or Registrant)




Date:   August 12, 1994            By:   Thomas M. Foster
                                         ----------------
                                         Thomas M. Foster
                                  Vice President and Controller
                                 (Principal Accounting Officer)

                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS



      12    Computation of ratios of total debt to total capitalization.



      15 Letter from Price Waterhouse with respect to unaudited interim financial information.