Form 10-Q
period 1994-09-30
PHELPS DODGE CORP
filed 1994-11-14
CIK 78066

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




                    For the quarter ended September 30, 1994

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

Number of Common Shares outstanding at November 4, 1994:  70,716,573 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                         Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1994



                               TABLE OF CONTENTS

Statement of Consolidated Operations

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Information

Review by Independent Accountants

Report of Independent Accountants on Review of Interim Financial Information

Management's Discussion and Analysis

Legal Proceedings

Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

                         Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                                First Nine
                                         Third Quarter            Months
                                       -----------------    ------------------
                                        1994       1993       1994       1993
                                        ----       ----       ----       ----
SALES AND OTHER OPERATING
 REVENUES                              $813.7      646.7    2,288.4    1,943.2
                                       ------    -------    -------    -------
OPERATING COSTS AND EXPENSES
   Cost of products sold                586.0      484.0    1,700.9    1,429.3
   Depreciation, depletion
    and amortization                     47.9       46.9      141.4      139.9
   Selling and general
    administrative expense               25.9       22.7       76.6       77.6
   Exploration and research
    expense                              14.8       16.2       37.3       40.4
   Loss on sale of mineral
    properties, net                       --         --        17.5        --
                                       ------    -------    -------    -------
                                        674.6      569.8    1,973.7    1,687.2
                                       ------    -------    -------    -------
OPERATING INCOME                        139.1       76.9      314.7      256.0
   Interest expense less
    amount capitalized                   (7.1)      (9.0)     (20.5)     (28.2)
   Miscellaneous income and
    expense, net                          4.7        6.1        5.7       12.3
                                       ------    -------    -------    -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                              136.7       74.0      299.9      240.1
   Provision for taxes on
    income                              (42.1)     (32.0)     (93.0)     (84.5)
   Minority interests in
    consolidated subsidiary
     companies (see Note 3)              (2.4)      (2.4)      (5.2)      (7.4)
   Equity in net earnings
    (losses) of affiliated
     companies                            2.0        0.1        5.7       (1.9)
                                       ------    -------    -------    -------
NET INCOME                             $ 94.2       39.7      207.4      146.3
                                       ======    =======    =======    =======
EARNINGS PER SHARE                     $ 1.33       0.56       2.92       2.07
                                       ======    =======    =======    =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING                             71.1       70.6       71.1       70.6

BUSINESS SEGMENTS
(Unaudited; in millions)

SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                            $441.4      340.9    1,211.2    1,002.5
   Phelps Dodge Industries              372.3      305.8    1,077.2      940.7
                                       ------    -------    -------    -------
                                       $813.7      646.7    2,288.4    1,943.2
                                       ======    =======    =======    =======
OPERATING INCOME
   Phelps Dodge Mining
    Company                            $110.9       54.6      226.6      187.5
   Phelps Dodge Industries               35.2       29.0      109.8       91.3
   Corporate and other                   (7.0)      (6.7)     (21.7)     (22.8)
                                       ------    -------    -------    -------
                                       $139.1       76.9      314.7      256.0
                                       ======    =======    =======    =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)

                                                     September 30,  December 31,
                                                          1994           1993
                                                          ----           ----
                                                      (unaudited)
ASSETS
  Cash and short-term investments, at cost             $  194.2          255.8
  Receivables, net                                        459.8          354.4
  Inventories                                             257.1          225.4
  Supplies                                                103.4          103.3
  Prepaid expenses                                         19.7           13.1
  Deferred income taxes                                    37.1           35.4
                                                       --------        -------
     Current assets                                     1,071.3          987.4
  Investments and long-term receivables                   109.6          115.4
  Property, plant and equipment, net                    2,520.7        2,340.2
  Other assets and deferred charges                       289.3          277.9
                                                       --------        -------
                                                       $3,990.9        3,720.9
                                                       ========        =======

LIABILITIES
  Short-term debt                                      $   75.9           82.7
  Current portion of long-term debt                        19.1           17.2
  Accounts payable and accrued expenses                   501.9          425.8
  Income taxes                                             33.8           14.3
                                                       --------        -------
     Current liabilities                                  630.7          540.0
  Long-term debt                                          592.5          547.3
  Deferred income taxes                                   283.6          286.0
  Other liabilities and deferred credits                  263.7          263.3
                                                       --------        -------
                                                        1,770.5        1,636.6
                                                       --------        -------
MINORITY INTERESTS IN SUBSIDIARIES                         65.2           62.2
                                                       --------        -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 70.7 outstanding
   (12/31/93 - 70.5)                                      441.9          440.8
  Capital in excess of par value                           83.4           83.1
  Retained earnings                                     1,738.5        1,618.5
  Cumulative translation adjustments and
   other                                                 (108.6)        (120.3)
                                                       --------        -------
                                                        2,155.2        2,022.1
                                                       --------        -------
                                                       $3,990.9        3,720.9
                                                       ========        =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                Nine months
                                                                   ended
                                                               September 30,
                                                          --------------------
                                                            1994          1993
                                                            ----          ----
OPERATING ACTIVITIES
 Net income                                               $ 207.4        146.3
 Adjustments to reconcile net income to
  cash flow from operations:
   Depreciation, depletion and
    amortization                                            141.4        139.9
   Deferred income taxes                                      9.0         22.2
   Equity earnings net of dividends
    received                                                 (5.6)         2.2
                                                          --------      ------
     Cash flow from operations                              352.2        310.6
 Adjustments to reconcile cash flow from
  operations to net cash provided by
  operating activities:
   Changes in current assets and liabilities:
     (Increase) decrease in receivables                    (107.0)       (22.2)
     (Increase) decrease in inventories                     (25.9)        (4.8)
     (Increase) decrease in supplies                          6.9         (1.6)
     (Increase) decrease in prepaid
       expenses                                              (7.2)       (10.2)
     (Increase) decrease in deferred
       income taxes                                          (1.7)        (0.9)
     Increase (decrease) in interest
       payable                                                2.7         (0.9)
     Increase (decrease) in other accounts
       payable                                               57.0          7.2
     Increase (decrease) in income taxes                     19.4         (9.4)
     Increase (decrease) in other accrued
       expenses                                              23.5          8.3
   Gain from subsidiary's stock issuance                     (1.9)         --
   Other adjustments, net                                     7.2        (27.8)
                                                          -------       ------
     Net cash provided by operating
      activities                                            325.2        248.3
                                                          -------       ------
INVESTING ACTIVITIES
 Capital outlays                                           (264.1)      (263.7)
 Capitalized interest                                       (20.0)       (12.6)
 Investment in subsidiaries                                 (52.2)        (3.8)
 Proceeds from subsidiary's stock issuance                    8.0          --
 Other                                                        2.0          3.4
                                                          -------       ------
     Net cash used in investing activities                 (326.3)      (276.7)
                                                          -------       ------
FINANCING ACTIVITIES
 Increase in debt                                           146.5        279.5
 Payment of debt                                           (106.2)      (137.1)
 Common dividends                                           (87.4)       (87.1)
 Purchase of common shares                                   (2.1)        (5.6)
 Debt issue costs                                            (7.1)       (23.5)
 Other                                                       (4.2)         3.1
                                                          -------       ------
 Net cash provided by (used in)
  financing activities                                      (60.5)        29.3
                                                          -------       ------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                     (61.6)         0.9
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                        255.8        251.2
                                                          -------       ------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                                $ 194.2        252.1
                                                          =======       ======

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

2. The results of operations for the three-month and nine-month periods ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Prior to 1994, minority interests in the income of consolidated subsidiaries were included in cost of products sold. For comparative purposes, prior period amounts have been reclassified in this report to conform with the current year presentation.

4. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. Approximately 95 percent of the Corporation's anticipated copper production for 1995 has been protected under such arrangements. The Corporation has entered into contracts with several financial institutions that provide for minimum quarterly average prices of 80 cents per pound for approximately 640 million pounds of copper cathode, or 47 percent of its anticipated production for 1995. These contracts are based on the average London Metal Exchange (LME) price each quarter. In addition, the Corporation has entered into contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode, or 48 percent of its anticipated production for 1995. The minimum prices are based on quarterly average LME prices for approximately 370 million pounds and on the annual average LME price for the remainder. The maximum prices are based on the annual average LME price for all 650 million pounds.

       The Corporation also continued to hold contracts entered into in 1993 with several financial institutions that provide for a 1994 fourth quarter minimum quarterly average price of 75 cents per pound for 64 million pounds of copper cathode. Similar contracts for the first nine months of 1994 covering approximately 180 million pounds had expired as of September 30, 1994, without payment to Phelps Dodge.


REVIEW BY INDEPENDENT ACCOUNTANTS

       The financial information as of September 30, 1994, and for the three-month and nine-month periods ended September 30, 1994 and 1993, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>

                              PRICE WATERHOUSE LLP
                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Phelps Dodge Corporation


We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 1994, the statement of consolidated operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP

Phoenix, Arizona
October 19, 1994

</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

       Phelps Dodge Corporation had consolidated net income of $94.2 million, or $1.33 per common share, in the third quarter of 1994, compared with $39.7 million, or 56 cents per common share, in the 1993 third quarter. During the 1993 third quarter, the Corporation recognized an after-tax benefit of $13.9 million, or 20 cents per common share, from its 1993 copper price protection program that was partially offset by an increase in the tax provision of $8.3 million, or 12 cents per common share, related to the Omnibus Budget Reconciliation Act of 1993 that retroactively raised the maximum corporate income tax rate. Net income for the nine-month period ended September 30, 1994, was $207.4 million, or $2.92 per common share, compared with $146.3 million, or $2.07 per common share, in the corresponding 1993 period.

       Earnings in the three-month and nine-month periods ended September 30, 1994, were higher than those reported in the corresponding 1993 periods principally as a result of higher copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) rose approximately 30 cents and 12 cents in the third quarter and first nine months of 1994, respectively, from the average prices in the corresponding 1993 periods. Also contributing to the increases in earnings in both 1994 periods were improved results in the Corporation's wheel and rim and wire and cable businesses in North America, and its carbon black business in both North America and Europe.

       Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's share of annual production presently is approximately
1.1 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $11 million. The Corporation's share of estimated annual copper production capacity will increase by approximately 200 million pounds as a result of the Candelaria project in Chile, scheduled to begin operations in the 1994 fourth quarter, and by approximately 130 million pounds as a result of the Southside expansion at the Corporation's Morenci mine in southeastern Arizona, with startup scheduled in late 1995. These increases will add more than $3.0 million to the variation in annual pre-tax operating income from each 1 cent per pound change in realized copper prices or average unit production costs.

       The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.14 in the third quarter and $1.00 in the first nine months of 1994, compared with 84 cents and 88 cents in the corresponding periods in 1993. From October 1 to November 4, 1994, the average price was $1.20, closing at $1.28 on November 4, 1994.

       The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. Approximately 95 percent of the Corporation's anticipated copper production for 1995 has been protected under such arrangements. The Corporation has entered into contracts with several financial institutions that provide for minimum quarterly average prices of 80 cents per pound for approximately 640 million pounds of copper cathode, or 47 percent of its anticipated production for 1995. These contracts are based on the average London Metal Exchange (LME) price each quarter. In addition, the Corporation has entered into contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode, or 48 percent of its anticipated production for 1995. The minimum prices are based on quarterly average LME prices for approximately 370 million pounds and on the annual average LME price for the remainder. The maximum prices are based on the annual average LME price for all 650 million pounds.

       The Corporation also continued to hold contracts entered into in 1993 with several financial institutions that provide for a 1994 fourth quarter minimum quarterly average price of 75 cents per pound for 64 million pounds of copper cathode. Similar contracts for the first nine months of 1994 covering approximately 180 million pounds had expired as of September 30, 1994, without payment to Phelps Dodge.

       Sales were $813.7 million in the third quarter and $2,288.4 million in the first nine months of 1994, compared with $646.7 million and $1,943.2 million in the corresponding 1993 periods. These increases principally resulted from higher average copper prices and higher sales volumes of copper purchased for resale, wheels and rims, wire and cable products and carbon black. These increases also reflected the sales of two recently acquired U.S. magnet wire plants.


PHELPS DODGE MINING COMPANY

       Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide exploration and development programs.

================================================================================
                                                                  First Nine
                                        Third Quarter               Months
                                       ---------------        ---------------
                                       1994       1993        1994       1993
                                       ----       ----        ----       ----
Copper from own mines *
 (short tons)
  Production                          134,800   135,200     406,600     404,300
  Deliveries                          128,800   139,800     393,400     410,600
New York Commodity Exchange
  average spot price per
  pound - copper cathodes           $    1.14      0.84        1.00        0.88

                                                  (in millions)
Sales and other operating
 revenues                           $   441.4     340.9     1,211.2     1,002.5
Operating income                    $   110.9      54.6       226.6       187.5
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

================================================================================

       Phelps Dodge Mining Company's 1994 third quarter sales of $441.4 million were 30 percent higher than in the third quarter of 1993. This increase principally resulted from a 30 cents per pound increase in average copper prices and a 20,300 ton increase in the sale of copper purchased for resale, offset in part by an 11,000 ton decrease in copper sales from mine production. Sales of $1,211.2 million in the first nine months of 1994 were 21 percent higher than in the corresponding 1993 period. This increase primarily resulted from a 12 cents per pound increase in average copper prices and a 78,000 ton increase in the sale of copper purchased for resale, offset in part by a 17,200 ton decrease in copper sales from mine production.

       During the 1994 third quarter, Phelps Dodge Mining Company recorded operating income of $110.9 million, a 103 percent increase from the $54.6 million recorded in the corresponding 1993 period. This increase principally resulted from the higher average copper prices already discussed and lower unit production costs. The corresponding 1993 period reflected a pre-tax benefit of $21.0 million from the Corporation's 1993 copper price protection program. Operating income was $226.6 million in the nine months ended September 30, 1994, compared with $187.5 million in the corresponding 1993 period. This 21 percent increase principally resulted from higher average copper prices and lower unit production costs already discussed. Offsetting this increase in part was a 1994 second quarter loss on the sale of certain gold interests of $17.5 million before taxes. The 1993 period reflected a pre-tax benefit of $28.0 million from the Corporation's 1993 copper price protection program.

       During the 1994 second quarter, Phelps Dodge Mining Company announced a $200 million expansion (the Corporation's share will be $170 million with the remainder provided by its partner, Sumitomo Metal Mining Arizona, Inc.) of its Morenci mine in southeastern Arizona. This project, which will increase Phelps Dodge's share of annual electrowon copper production capacity by approximately 130 million pounds, is expected to be in production by late 1995. The expansion involves the development of Southside, a mineral deposit adjacent to the existing open-pit mine at Morenci. The expansion will include the construction of an electrowinning tankhouse, the expansion of existing solvent extraction plants, the upgrading of infrastructure systems and the purchase of mining equipment.

       In late August 1994, the Corporation initiated start-up procedures at the Candelaria copper concentrator in Chile, and mill throughput has been steadily increasing since that time. The Corporation expects that full design production should be attained by January 1, 1995, and that substantial amounts of concentrates will be produced in the 1994 fourth quarter as commissioning activities continue.


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

================================================================================

                                                                   First Nine
                                        Third Quarter                Months
                                       ----------------         --------------
                                       1994        1993         1994      1993
                                       ----        ----         ----      ----
                                                     (in millions)
Sales and other operating
 revenues                             $372.3      305.8      1,077.2      940.7

Operating income                      $ 35.2       29.0        109.8       91.3

================================================================================

       Phelps Dodge Industries' 1994 third quarter sales of $372.3 million were 22 percent higher than in the third quarter of 1993. Sales of $1,077.2 million in the first nine months of 1994 were 15 percent higher than in the corresponding 1993 period. These increases principally resulted from higher sales volumes in North American markets for wheels and rims and wire and cable products, and higher sales volumes in both North American and European markets for carbon black.

       During the 1994 third quarter, Phelps Dodge Industries recorded operating income of $35.2 million, a 21 percent increase over the $29.0 million recorded in the corresponding 1993 period. Operating income of $109.8 million in the first nine months of 1994 was 20 percent higher than in the corresponding 1993 period. These increases reflected improved sales volumes in the wheel and rim business (due to increased truck builds in North America), the wire and cable business (principally as a result of the recent acquisition of two U.S. magnet wire facilities) and the carbon black business (both in the United States and Europe). Improved operating results were offset in part by reduced earnings as a result of the deterioration of economic conditions in Venezuela and, to a lesser extent, the unfavorable competitive environment for the telephone cable business in Mexico.


CHANGES IN FINANCIAL CONDITION

       Capital outlays during the first nine months of 1994 were $222.5 million for Phelps Dodge Mining Company (including $127.3 million for Candelaria) and $41.1 million for Phelps Dodge Industries. Capital outlays in the corresponding 1993 period were $200.6 million for Phelps Dodge Mining Company (including $134.8 million for Candelaria) and $62.6 million for Phelps Dodge Industries. The Corporation expects capital outlays in 1994 to be approximately $300.0 million for Phelps Dodge Mining Company (including $140.0 million for Candelaria) and approximately $65.0 million for Phelps Dodge Industries.

       At September 30, 1994, the Corporation's total debt was $687.5 million, compared with $647.2 million at year-end 1993. This $40.3 million increase resulted from borrowings used to fund construction and development of the Corporation's Candelaria copper project in Chile. The Corporation's ratio of debt to total capitalization was 23.6 percent at September 30, 1994, compared with 23.7 percent at December 31, 1993.

       On September 8, 1994, the Corporation paid a regular quarterly dividend of 41.25 cents per share on its common shares for the 1994 third quarter; the total amount paid was $29.2 million. On November 2, 1994, the Board of Directors declared a 1994 fourth quarter regular dividend of 45 cents per common share, an increase of 9 percent from the previous quarterly dividend, to be paid on December 8, 1994, to shareholders of record at the close of business on November 18, 1994. There were 70,705,000 shares outstanding at September 30, 1994.

       During the 1994 first quarter, the Corporation purchased 43,000 of its common shares in connection with an odd-lot buy-back program under the current 4 million common share buy-back program initiated in September 1989. Under this program, the Corporation from time to time makes purchases in the open market and also considers purchasing its common shares in negotiated transactions. As of September 30, 1994, 1,584,000 shares remained authorized for purchase under the program.

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

       Since the late 1980s, PDI has been served with complaints in asbestos-related actions filed on behalf of a total of 13,776 claimants. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. During 1993 and 1994, PDI was successful in obtaining dismissal of all claims against it.

       In addition, a total of 959 claims filed against PDI in states other than Mississippi also have been dismissed. The remaining 315 asbestos-related claims are being defended by PDI in 14 jurisdictions.

       During 1994, complaints in 48 new asbestos-related actions have been filed against PDI in eight states, and PDI has been dismissed from a total of 91 such actions in six states.

       In these asbestos-related proceedings, plaintiffs allege bodily injury or death from exposure to asbestos and claimed damages based on theories of strict liability and negligence. PDI is vigorously contesting and defending the remaining cases.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

     (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1994.

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




                                        PHELPS DODGE CORPORATION
                                        ------------------------
                                      (Corporation or Registrant)




Date:   November 14, 1994               By:     Thomas M. Foster
                                                ----------------
                                                Thomas M. Foster
                                          Vice President and Controller
                                         (Principal Accounting Officer)



                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


3.2	By-Laws of the Corporation, as amended effective September 1, 1994.

12	Computation of ratios of total debt to total capitalization.

15	Letter from Price Waterhouse LLP with respect to unaudited interim financial information.

27	Financial Data Schedule.