Form 10-K405
period 1994-12-31
PHELPS DODGE CORP
filed 1995-03-23
CIK 78066

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                          COMMISSION FILE NUMBER 1-82

                            PHELPS DODGE CORPORATION

                            (A NEW YORK CORPORATION)

                                   13-1808503
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 2600 N. CENTRAL AVENUE, PHOENIX, AZ 85004-3089

                 REGISTRANT'S TELEPHONE NUMBER: (602) 234-8100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of each exchange
            Title of each class                        on which registered
            -------------------                       ----------------------
Common Shares, $6.25 par value per share             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes x  No   .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 7, 1995, was approximately $3,780,581,100.

Number of Common Shares outstanding at March 7, 1995:  70,665,067 shares.

                      Documents Incorporated by Reference:

               Document                                Location in 10-K
               --------                                ----------------
Proxy Statement for 1995 Annual Meeting                   Part III


============================================================================

                            PHELPS DODGE CORPORATION

                        1994 Annual Report on Form 10-K

                                     Part I

Items 1. and 2. Business and Properties
- ---------------------------------------

         Phelps Dodge Corporation, incorporated under the laws of New York in 1885, is among the world's largest producers of copper. In 1994, the Corporation produced 572,800 tons of copper for its own account from its worldwide mining operations and an additional 120,400 tons of copper for the accounts of minority interest owners. Gold, silver, molybdenum, copper chemicals and sulfuric acid are also produced as by-products of the Corporation's copper operations.

         Production for the Corporation's own account from its U.S. operations constituted over 25 percent of the copper mined in the United States in 1994. Much of the Corporation's U.S. copper production, after electrowinning or smelting and refining, together with additional copper purchased from others, is used by the Corporation to produce continuous cast copper rod, the basic feed for the electrical wire and cable industry. The Corporation is the world's largest producer of copper rod.

         Phelps Dodge's international mining interests include Candelaria, its major new copper mine in Chile, and other operations in Chile, South Africa and Peru. These operations produce a variety of metals and minerals including copper, gold, fluorspar, silver, lead and zinc. Phelps Dodge also explores for metals and minerals throughout the world.

         The Corporation manufactures engineered products principally for the transportation and electrical sectors through a group of industrial companies. Columbian Chemicals Company is among the world's largest producers of carbon black, a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and other products, for the rubber industry. It also produces specialty carbon black for other industrial applications such as printing pigments, coatings, plastics and other non-rubber applications. In addition, Columbian Chemicals is a producer of synthetic iron oxide, used as an inorganic colorant in paints, building products, cosmetics and plastics. Accuride Corporation is the largest North American manufacturer of steel wheels and rims for medium and heavy trucks, trailers and buses. Phelps Dodge Magnet Wire Company, the world's largest manufacturer of magnet wire, produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products. Phelps Dodge International Corporation manufactures electrical and telecommunication cables for international markets in joint venture associations at eight majority owned subsidiaries operating in nine countries, and has minority interests in other international wire and cable manufacturers operating in five countries. Through several of these companies, the Corporation is also active in the engineering and installation of telephone lines. Hudson International Conductors manufactures specialty high-performance conductors and alloys principally for the aerospace and electronics industries.

         The discussion of the business and properties of the Corporation contained below in Items 1 and 2 of this report is based on the Corporation's two business segments: (i) Phelps Dodge Mining Company and (ii) Phelps Dodge Industries. These are more fully described in Note 22 to the Consolidated Financial Statements which also sets forth financial information about such segments.

      (i) The Phelps Dodge Mining Company segment includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs.

      (ii) The Phelps Dodge Industries segment includes the Corporation's carbon black and synthetic iron oxide operations, its wheel and rim business, and its magnet wire, specialty conductor and cable operations.

         Information about sales and earnings of foreign operations of the Corporation is also included in Note 22 to the Consolidated Financial Statements.

         Unless the context otherwise requires, "Corporation" and "Phelps Dodge" as used herein mean Phelps Dodge Corporation and its consolidated subsidiaries. All references to tons in this report are to short tons and references to ounces are to troy ounces.

         The number of persons employed by the Corporation on December 31, 1994, was 15,498.

PHELPS DODGE MINING COMPANY
- ---------------------------

         Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

Properties, Facilities and Production
- -------------------------------------

         Copper Operations
         -----------------

         Phelps Dodge produces copper concentrates from open-pit mines and concentrators located in Morenci, Arizona; Santa Rita, New Mexico; and near Copiapo, Chile. The Corporation also produces copper concentrates from two underground mines and a concentrator located near Copiapo through Ojos del Salado which is a wholly owned Chilean subsidiary of Phelps Dodge Corporation. The Corporation produces copper precipitates from leaching operations at Santa Rita, Tyrone and, to a modest extent, Bisbee, Arizona. Precipitates, like concentrates, must be smelted and then electrolytically refined.

         The Corporation produces electrowon copper from mine-for-leach and solution extraction/electrowinning (SX/EW) operations in Tyrone, New Mexico. The Corporation produced copper concentrates at Tyrone until February 1992 when concentrator operations were indefinitely suspended because the higher grade ore reserves were substantially depleted. In addition to the Tyrone operation, the Corporation produces electrowon copper from SX/EW plants at Morenci, Arizona, and Santa Rita, New Mexico.

         The Morenci complex in southeastern Arizona comprises an open-pit mine, two concentrators and the world's largest SX/EW facility. The Corporation owns an 85 percent undivided interest in the Morenci complex; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Phelps Dodge is the operator of the Morenci properties. Sumitomo takes in kind its share of Morenci production. The Morenci complex is the largest copper producing operation in North America.

         The allocation of available supplies of water among water users has for several years been the subject of litigation in Arizona, where the amounts claimed exceed supplies. Morenci water rights were established many years ago by agreements and judicial decrees. Nevertheless, in recent years various Indian tribes in Arizona have filed suits in federal court claiming prior and paramount rights to use waters that are presently being used by many water users, including the Corporation, and damages for prior use in derogation of their allegedly paramount rights. In addition, state proceedings are currently under way to adjudicate water rights on two principal watersheds in Arizona - the Gila River watershed and the Little Colorado watershed. These suits and adjudication proceedings could adversely affect the water supplies for the Morenci operation and other prospective producing properties of the Corporation in Arizona. See "Legal Proceedings" for information concerning the status of these proceedings and other legal proceedings that might affect the Corporation's rights to use water.

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

          Candelaria, Phelps Dodge's newest mine, is located near Copiapo in the Atacama Desert of northern Chile. Discovered in 1987 by the Phelps Dodge exploration group, Candelaria has estimated ore reserves of 399.1 million tons at an average grade of 1.1 percent copper and containing 3 million ounces of gold. Phelps Dodge owns an 80 percent interest in Candelaria (through PD Candelaria, Inc., a wholly owned subsidiary of the Corporation), with a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, owning the remaining 20 percent interest.

         Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and anticipates full production in 1995. The project consists of an open-pit mine, concentrator, port and associated facilities. Candelaria, which is operated by Phelps Dodge, is expected to produce more than 130,000 tons of copper and 80,000 ounces of gold annually over the estimated 34-year mine life.

         The Tyrone mine-for-leach operation near Silver City, New Mexico, is wholly owned by Phelps Dodge Corporation. The SX/EW plant at Tyrone is owned and operated by Burro Chief Copper Company (Burro Chief), a wholly owned subsidiary of the Corporation. Burro Chief also operates the SX/EW plant at Santa Rita, which is owned by Chino. In 1994, continuous mining resumed at Tyrone when the operation returned to a seven-day-a-week, 24-hour-a-day schedule.

         Phelps Dodge is the leading producer of copper using the SX/EW process. Copper produced by SX/EW accounted for 47 percent of the Corporation's total production in 1994, compared with 47 percent in 1993 and 45 percent in 1992. The SX/EW method of copper production results in lower overall unit costs than conventional concentrating, smelting and refining and is a major factor in the Corporation's continuing efforts to maintain internationally competitive costs.

         The Corporation initiated SX/EW production at its Burro Chief plant near Tyrone in 1984. In early 1992, the Corporation completed a fourth expansion of the plant that increased its production capacity to 70,000 tons of cathode copper per year. The Corporation expects to operate the plant for the next 10 years or more.

         The Corporation initiated SX/EW production at Morenci in late 1987. With the completion of the Northwest Extension project in May 1992, Morenci's SX/EW facilities have an annual production capacity of 170,000 tons of cathode copper. During 1994, engineering and construction activities commenced at Phelps Dodge Mining Company's $200 million Southside project (the Corporation's share will be $170 million with the remainder provided by its co-participant, Sumitomo) at its Morenci mine. This project, which will increase Phelps Dodge's share of annual electrowon copper production capacity by approximately 130 million pounds, is expected to be in production in 1995. The expansion involves the development of the Southside ore deposit, a sulfide and oxide resource of 150 million tons at a grade of 0.39 percent copper, adjacent to the existing open-pit mine at Morenci. The expansion will include the construction of an electrowinning tankhouse, the expansion of existing solution extraction plants, the upgrading of infrastructure systems and the purchase of mining equipment.

         The Corporation initiated production at its Chino SX/EW plant at Santa Rita in August 1988. The Corporation completed its first expansion of this plant in April 1993, increasing design capacity to 60,000 tons of cathode copper per year.

          The Corporation owns and operates a smelter in Hidalgo County, New Mexico, and, through Chino Mines Company, owns a two-thirds interest in and operates the Chino smelter in Hurley, New Mexico. Phelps Dodge smelts its share of its U.S. concentrate production and serves as a custom smelter for other mining companies. It also refines its share of its anode copper production. In addition, the Corporation purchases concentrates to keep its smelters operating at efficient levels. Such purchases are expected to continue whenever the smelting capacity of the Hidalgo and Chino smelters exceeds Phelps Dodge Mining Company's share of its concentrate production.

         The Corporation's refinery in El Paso, Texas, is one of the world's largest copper refineries, having the capacity to produce approximately 430,000 tons of electrolytic copper annually. This capacity is sufficient to refine all copper produced by the Corporation for its account at its two operating smelters. During 1994, refinery production exceeded design capacity. The El Paso refinery also produces gold, silver and copper sulfate and recovers small amounts of selenium, platinum and palladium as by-products of the copper refining process.

         Phelps Dodge is the world's largest producer of continuous cast copper rod, the basic feed for the electrical wire and cable industry. Most of the Corporation's refined copper, and additional copper purchased by the Corporation, is converted into rod at its continuous cast copper rod facilities in El Paso, Texas, and Norwich, Connecticut. The two plants have a collective annual capacity to convert more than 650,000 tons of refined copper into rod. During 1994, combined production of rod and other refined copper products from the two plants was 683,500 tons. In addition, an Elizabeth, New Jersey, plant fabricates specialty copper and copper alloy products for use in the aerospace, automotive, transportation and semiconductor industries.

          The following tables give the Corporation's worldwide copper production by source for the years 1990 through 1994; aggregate production and delivery (sales) data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper prices; and production from the Corporation's smelters and refinery. Major changes in operations during the five-year period included (1) increases in capacity in 1992 of the SX/EW facilities at Morenci and at the Burro Chief plant at Tyrone;
(2) indefinite suspension of concentrator operations at Tyrone in February 1992;
(3) expansion of the mill at Ojos del Salado in 1991 from 1,900 to 3,850 tons of ore per day; (4) commissioning of the Santa Gertrudis gold mine in May 1991 and the subsequent sale of the Corporation's interest in the property in the 1994 second quarter; (5) at Morenci, completion in 1992 of the Northwest Extension and the 1990 reentry into the Metcalf area; (6) expansion of Chino's SX/EW plant at Santa Rita in April 1993; (7) severe flooding problems at Ojos del Salado's Santos mine in 1993 that resulted in reduced production of copper concentrate; and (8) commencement of operations at Candelaria in the 1994 fourth quarter.


- ----------------------------------------------------------------------------



PHELPS DODGE COPPER PRODUCTION DATA, BY SOURCE
- ----------------------------------------------
(thousand tons)
                                                                 1994            1993           1992           1991           1990
                                                                 ----            ----           ----           ----           ----
MATERIAL MINED
 Morenci ................................................        240,700        219,032        203,456        198,009        144,211
 Tyrone .................................................         62,067         49,387         32,407         92,542         84,183
 Chino ..................................................        105,057        108,568        103,081        103,198        100,339
 Candelaria (a) .........................................         17,842           --             --             --             --
 Ojos del Salado ........................................          1,712          1,438          1,564          1,612            897
                                                                 -------        -------        -------        -------        -------
Total material mined ....................................        427,378        378,425        340,508        395,361        329,630
Less minority participants' shares ......................         74,692         69,044         64,878         64,100         55,078
                                                                 -------        -------        -------        -------        -------
Net Phelps Dodge share ..................................        352,686        309,381        275,630        331,261        274,552
                                                                 =======        =======        =======        =======        =======

MILL ORE MINED
 Morenci ................................................         45,240         46,990         46,562         44,529         43,107
 Tyrone .................................................           --             --            1,293         15,708         16,397
 Chino ..................................................         17,811         17,436         17,160         18,048         16,924
 Candelaria (a) .........................................          2,685           --             --             --             --
 Ojos del Salado ........................................          1,536          1,314          1,513          1,159            791
                                                                 -------        -------        -------        -------        -------
Total mill ore mined ....................................         67,272         65,740         66,528         79,444         77,219
Less minority participants' shares ......................         13,260         12,861         12,704         12,695         12,107
                                                                 -------        -------        -------        -------        -------
Net Phelps Dodge share ..................................         54,012         52,879         53,824         66,749         65,112
                                                                 =======        =======        =======        =======        =======

GRADE OF ORE MINED - PERCENT COPPER
 Morenci ................................................           0.65           0.67           0.67           0.69           0.74
 Tyrone .................................................           --             --             0.69           0.58           0.79
 Chino ..................................................           0.69           0.73           0.68           0.70           0.67
 Candelaria .............................................           1.27           --             --             --             --
 Ojos del Salado ........................................           1.38           1.43           1.77           2.26           1.86

RECOVERABLE COPPER (b)
 Morenci:
  Concentrate and precipitate ...........................          217.3          233.3          226.5          222.8          235.3
  Electrowon ............................................          190.1          170.8          162.8          119.4          100.4
 Tyrone:
  Concentrate and precipitate ...........................            4.2            6.0            8.5           62.6          102.8
  Electrowon ............................................           68.9           73.5           70.2           59.5           56.5
 Chino:
  Concentrate and precipitate ...........................           92.7           95.6           94.9          102.2           98.5
  Electrowon ............................................           66.8           63.9           57.3           55.2           47.9
 Candelaria:
  Concentrate (a) .......................................           31.0           --             --             --             --
 Ojos del Salado:
  Concentrate ...........................................           18.6           16.7           24.4           20.0           12.3
  Bisbee precipitate and
   miscellaneous ........................................            3.6            1.6            1.4            0.1            5.8
                                                                 -------        -------        -------        -------        -------
Total recoverable copper ................................          693.2          661.4          646.0          641.8          659.5
Less minority participants' shares ......................          120.4          113.7          109.0          103.7           98.8
                                                                 -------        -------        -------        -------        -------
Net Phelps Dodge share ..................................          572.8          547.7          537.0          538.1          560.7
                                                                 =======        =======        =======        =======        =======


- ----------------------------------------------------------------------------

- ----------------------------------------------------------------------------


PHELPS DODGE METAL PRODUCTION AND DELIVERIES (b)
- ------------------------------------------------
                                                               1994             1993            1992            1991            1990
                                                               ----             ----            ----            ----            ----
COPPER (THOUSAND TONS)
 Total production ..................................           693.2           661.4           646.0           641.8           659.5
 Less minority participants'
  shares ...........................................           120.4           113.7           109.0           103.7            98.8
                                                               -----           -----           -----           -----           -----
  Net Phelps Dodge share ...........................           572.8           547.7           537.0           538.1           560.7
                                                               =====           =====           =====           =====           =====

 Deliveries (c) ....................................           560.6           543.9           537.7           553.9           556.7
                                                               =====           =====           =====           =====           =====

GOLD (THOUSAND OUNCES) (d)
 Total production ..................................              93              85             105              85              60
 Less partners' shares .............................              28              29              38              25              10
                                                               -----           -----           -----           -----           -----
  Net Phelps Dodge share ...........................              65              56              67              60              50
                                                               =====           =====           =====           =====           =====

 Deliveries (c) ....................................              47              54              59              57              47
                                                               =====           =====           =====           =====           =====

SILVER (THOUSAND OUNCES) (d)
 Total production ..................................           1,627           1,387           1,403           1,931           2,562
 Less partners' shares .............................             360             273             315             314             288
                                                               -----           -----           -----           -----           -----
  Net Phelps Dodge share ...........................           1,267           1,114           1,088           1,617           2,274
                                                               =====           =====           =====           =====           =====

 Deliveries (c) ....................................           1,039           1,085           1,083           1,531           2,047
                                                               =====           =====           =====           =====           =====

MOLYBDENUM (THOUSAND POUNDS)
 Total production ..................................             969           1,200           1,729           2,078           1,237
 Less minority participants'
  shares ...........................................             226             394             528             501           325
                                                               -----           -----           -----           -----         -----
  Net Phelps Dodge share ...........................             743             806           1,201           1,577           912
                                                               =====           =====           =====           =====         =====

 Deliveries ........................................             698             905           1,129           1,566         1,064
                                                               =====           =====           =====           =====         =====

SULFURIC ACID
 (THOUSAND TONS) (e)
 Total production ..................................         1,276.7         1,379.4         1,230.0         1,301.7       1,328.8
 Less minority participant's
  share ............................................           191.5           193.9           184.4           183.0         181.7
                                                             -------         -------         -------         -------       -------
  Net Phelps Dodge share ...........................         1,085.2         1,185.5         1,045.6         1,118.7       1,147.1
                                                             =======         =======         =======         =======       =======

 Deliveries ......................................             685.2           718.4           733.7           855.7         932.8
                                                             =======         =======         =======         =======       =======




- ----------------------------------------------------------------------------

                                                           1994             1993             1992             1991             1990
                                                           ----             ----             ----             ----             ----

COMEX COPPER PRICE (f) .......................            $ 1.07            0.85             1.03             1.05             1.19

- ----------------------------------------------------------------------------

PHELPS DODGE SMELTERS AND REFINERY - PRODUCTION
- -----------------------------------------------
                                                           1994             1993             1992             1991             1990
                                                           ----             ----             ----             ----             ----
Smelters (g)
  Total copper (thousand
   tons) ......................................           411.7            376.7            329.2            305.7            323.3
  Less minority
   participant's share ........................            60.0             51.0             49.3             34.7             32.9
                                                         -------          -------          -------          -------          -------
    Net Phelps Dodge share ....................           351.7            325.7            279.9            271.0            290.4
                                                         =======          =======          =======          =======          =======
Refinery (h)
  Copper (thousand tons) ......................           453.8            432.4            388.1            386.0            423.2
  Gold (thousand ounces) ......................           118.0             85.8             78.8             56.8             55.5
  Silver (thousand ounces) ....................         2,672.3          3,144.7          2,377.0          2,199.1          2,872.3


- ----------------------------------------------------------------------------

Footnotes to the preceding tables:
      (a)      Candelaria production data in 1994 reflects commencement of operations in the fourth quarter.
      (b)      Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.
      (c)      Excludes sales of purchased copper, silver and gold.
      (d)      Includes the Santa Gertrudis gold project,  which was operated by Phelps Dodge from 1991 through the 1994 second quarter.
      (e)      Sulfuric acid production results from smelter air quality control operations; deliveries do not include internal usage.
      (f)      New York Commodity Exchange annual average spot price per pound - cathodes.
      (g)      Includes production from purchased concentrates and copper smelted for others on toll.
      (h)      Includes production from purchased material and copper refined for others on toll.


- ----------------------------------------------------------------------------

         Other Mining Operations and Investments
         ---------------------------------------

         Phelps Dodge Mining (Pty.) Limited, a wholly owned subsidiary of Phelps Dodge Corporation, operates the Witkop fluorspar mine and mill in the western Transvaal, South Africa. The operation produces acid-grade fluorspar concentrates for export to customers in the United States and Europe, and acid- and metallurgical-grade fluorspar for the South African market. As fourth quarter demand increased, annual production capacity was increased from 93,000 tons to 110,000 tons of acid-grade fluorspar, all of which has been committed against 1995 contracts.

         Black Mountain Mineral Development Company (Pty.) Limited operates a lead-silver-zinc-copper mine and concentrator in the Cape Province of South Africa. The operation is owned 44.6 percent by Phelps Dodge and 55.4 percent by the Gold Fields of South Africa group. Phelps Dodge accounts for its investment in Black Mountain on the equity basis. Higher base metal prices in 1994 resulted in improved profitability. Phelps Dodge received a $2.9 million cash dividend payment from Black Mountain in 1994. The 1994 dividend was the first received by the Corporation from Black Mountain since 1991 when $1.6 million was received.

         Phelps Dodge owns a 16.25 percent interest in Southern Peru Copper Corporation (SPCC), which operates two copper mines, two concentrators, a smelter and a refinery in Peru. The SPCC refinery was acquired from Minera Peru in 1994. Drilling programs at SPCC's mine sites in 1994 resulted in the identification of an estimated 1.3 billion tons of additional mineralized material averaging 0.72 percent copper. Evaluation of this material will continue in 1995. SPCC's other shareholders are ASARCO Incorporated with a 52.31 percent interest, affiliates of the Marmon Group, Inc. with a 20.70 percent interest, and Newmont Mining Corporation with a 10.74 percent interest. SPCC's results are not included in Phelps Dodge's earnings because the Corporation accounts for its investment in SPCC on the cost basis. During 1994, Phelps Dodge received dividend payments of $3.5 million from SPCC, compared with $2.9 million in 1993, $2.4 million in 1992 and $9.8 million in 1991. The 1991 dividend was the first received by the Corporation from SPCC since 1984. In November 1994, SPCC filed a registration statement with the U.S. Securities and Exchange Commission for the offering of 16,000,000 common shares of its stock to be listed on the New York Stock Exchange. In February 1995, the offering was withdrawn.

          Compania Minera Santa Gertrudis, S.A. de C.V. was organized in 1989 to develop the Santa Gertrudis gold project in Mexico. The project was commissioned in May 1991, and in the 1994 second quarter the Corporation sold its interest in the property.

Exploration & Development
- -------------------------

         In 1994, Phelps Dodge Exploration Corporation was formed to streamline and focus the Corporation's exploration activities. The primary objectives of Phelps Dodge Exploration Corporation are to increase copper reserves through discoveries, acquisitions and joint ventures, and to diversify into other metals, minerals and geographic areas, where appropriate. Phelps Dodge Exploration Corporation operates offices in Australia, Canada, Chile, Mexico, Peru, South Africa, Thailand, the United States and Zambia.

         The 1994 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. The Corporation expended $40.0 million on worldwide exploration during 1994, compared with $43.4 million in 1993 and $34.7 million in 1992. Approximately 55 percent of the 1994 expenditures occurred in the United States, with the balance spent principally in Chile, Canada, Peru, Mexico, Australia and Zambia. In 1993, exploration expenditures occurring in the United States were approximately the same as in 1994, compared with two-thirds in 1992.

         During 1994, exploration efforts at existing Phelps Dodge copper operations (principally Morenci, Chino, Tyrone and Ojos del Salado) outlined significant additional copper resources.

         In the Morenci area, a districtwide exploration program continued in 1994 in an effort to further delineate additional resources including the Coronado and Western Copper deposits. The Coronado deposit is estimated to contain 180 million tons of milling material at a grade of 0.69 percent copper, and 310 million tons of leach material at a grade of 0.29 percent copper. The Western Copper deposit is estimated to contain 530 million tons of milling material at a grade of 0.55 percent copper, and 500 million tons of leach material at a grade of 0.31 percent copper. In addition, a large resource of leachable material containing 760 million tons grading 0.28 percent copper was outlined in 1994 in the Garfield area north of the Morenci mine. Additional drilling in this area is planned in 1995.

         At the Chino mine in southwestern New Mexico, an exploration program was completed in 1994 that resulted in the identification of significant additional reserves including 68 million tons of ore for concentrator feed averaging 0.58 percent copper and 657 million tons of leachable material averaging 0.23 percent copper.

         An exploration drilling program at Tyrone has identified additional leachable mineralization of approximately 93 million tons at a grade of 0.37 percent copper.

         In Chile, underground drilling at Ojos del Salado's Malaquita and Alcaparrosa projects continues to define copper mineralization that may be used as feed for the Ojos del Salado mill. The Alcaparrosa project, a proposed mine located three miles from the Ojos mill, is scheduled for development beginning in 1995, with full production anticipated in 1996. The addition of the Alcaparrosa project will allow Ojos del Salado to maintain current levels of production for several years. Additional targets throughout Chile are being actively evaluated.

         During 1994, Phelps Dodge continued its evaluation of copper resources near Safford, Arizona, which include the Dos Pobres, San Juan and Lone Star deposits. The Dos Pobres deposit contains an estimated 230 million tons of deep lying milling material at a grade of 0.89 percent copper which is overlain by an estimated 350 million tons of leach material at an average grade of 0.33 percent copper. Metallurgical test work continued on Dos Pobres material throughout 1994. The Lone Star deposit contains an estimated 1.6 billion tons of leach material at a grade of 0.38 percent copper. At the San Juan property, which is situated between the Dos Pobres and Lone Star deposits, a large exploration drilling project resulted in the definition of a leachable copper resource of 270 million tons grading 0.28 percent copper. Approximately 170,000 feet of reverse circulation drilling and core drilling in 152 holes were completed over a nine-month period, and the option to acquire the property was exercised in September 1994.

         Phelps Dodge Mining Company entered into two separate land exchange agreements with the Bureau of Land Management during 1994. If consummated, one of these agreements will allow the Corporation to acquire approximately 15,000 acres of public land located adjacent to its private land holdings near Safford, Arizona, and the other will allow Phelps Dodge to acquire approximately 4,000 acres of public land located adjacent to the Morenci mine. Environmental Impact Statements required in conjunction with both land exchanges are expected to be completed in 1996.

         Project permitting began in 1994 at the Seven-Up Pete joint venture's McDonald gold project near Lincoln, Montana. Results of a feasibility study estimate 205 million tons of mineralized material with an average grade of 0.025 ounces of gold per ton. The regulatory review process for project permitting is expected to be completed within 18 to 36 months. Phelps Dodge Corporation owns a
72.25 percent interest in the Seven-Up Pete joint venture and Canyon Resources Corporation of Golden, Colorado, holds the remaining 27.75 percent interest. An attempt to restructure the Corporation's ownership interest in the venture by sale was made in 1994. Although this initial attempt was unsuccessful, the Corporation will continue to evaluate restructuring alternatives to maximize shareholder value for this project.

         In Zambia, the Corporation initiated a preliminary feasibility study to evaluate the copper resources in the Lumwana area. Exploration activities also continued in adjoining areas.


Ore Reserves
- ------------

         Ore reserves at each of Phelps Dodge's copper operations have been estimated as follows:

- ----------------------------------------------------------------------------
                                                                              Estimated at December 31, 1994
                                                     ------------------------------------------------------------------------------
                                                              Milling                          Leaching
                                                              Reserves                         Reserves                     Phelps
                                                       ----------------------         ------------------------              Dodge
                                                      Million          %                 Million            (%)            Interest
                                                       Tons           Copper              Tons             Copper             (%)
                                                       ----           ------              ----             ------            -----
Morenci ..................................            477.7           0.72               1,193.2            0.32             85.0
Chino ....................................            315.4           0.67                 720.5            0.24             66.7
Tyrone ...................................              --              --                 230.2            0.35            100.0
Candelaria ...............................            399.1           1.09                   --              --              80.0
Ojos del Salado ..........................             16.2           1.33                   --              --             100.0



                                                                              Estimated at December 31, 1993
                                                     ------------------------------------------------------------------------------
                                                              Milling                          Leaching
                                                              Reserves                         Reserves                     Phelps
                                                       ----------------------         ------------------------              Dodge
                                                      Million          %                 Million            (%)            Interest
                                                       Tons           Copper              Tons             Copper             (%)
                                                       ----           ------              ----             ------            -----
Morenci ..................................            516.1              0.69            1,159.9              0.31             85.0
Chino ....................................            264.9              0.69              117.7              0.34             66.7
Tyrone ...................................              --                 --              163.4              0.31            100.0
Candelaria ...............................            403.3              1.09                --                 --             80.0
Ojos del Salado ..........................              8.8              1.63                --                 --            100.0
- ----------------

     The Candelaria and Ojos del Salado deposits are estimated to contain, respectively, 0.008 ounces and 0.010 ounces of gold per ton.



- ----------------------------------------------------------------------------



         The Corporation's estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

- ----------------------------------------------------------------------------

                                                                   1994           1993           1992           1991           1990
                                                                   ----           ----           ----           ----           ----

Milling reserves (billion tons) .........................           1.0            0.9            1.0            1.1            1.2
Leaching reserves (billion tons) ........................           1.7            1.2            1.0            1.1            1.0
Commercially recoverable copper
  (million tons) ........................................          10.6           10.1           10.5           10.8           11.8
- ----------------

         The Candelaria reserve is included on a 100 percent basis in the 1990 estimate and on an 80 percent basis in the 1991 - 1994 estimates reflecting the acquisition by two Sumitomo companies of a 20 percent interest in the project (representing approximately 0.8 million tons of commercially recoverable copper) agreed to in 1991.

- ----------------------------------------------------------------------------


         Ore reserves at each of Phelps Dodge's other mining operations and investments at year-end 1994 are estimated as follows:

- ----------------------------------------------------------------------------

                                                    Ore                                                                      Phelps
                                                 Reserves        Silver                                            %          Dodge
                                                  Million        Ounces          %            %          %      Calcium        Int.
                                                   Tons          Per Ton      Copper        Lead       Zinc    Fluoride        (%)
                                                  ------         --------      ------        ----      ----    -------        ----
Black Mountain
  Broken Hill deposit ..................           11.2            2.6          0.49         6.9        3.2       --          44.60


Southern Peru
  Copper Corporation * .................          587.7             --          0.79         --         --        --          16.25


Phelps Dodge
  Mining Limited .......................           21.8            --             --         --         --      16.50        100.00


  ---------
 * Southern Peru Copper Corporation deposits also contain approximately 115 million tons of leach material at a grade of 0.28 percent copper.


- ----------------------------------------------------------------------------

         Ore reserves are those estimated quantities of ore that, under conditions anticipated by the Corporation, may be profitably mined and processed for extraction of their constituent values. Estimates of the Corporation's reserves are based upon the Corporation's engineering evaluations of assay values derived from the sampling of drill holes and other openings. In the Corporation's opinion, the sites for such samplings are spaced sufficiently close and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. Stated tonnages and grades of ore do not reflect waste dilution in mining or losses in processing. Leaching reserves include copper estimated to be recoverable from leach reserves remaining to be mined at Morenci, Chino and Tyrone. Commercially recoverable copper includes copper estimated to be recoverable from milling and leaching reserves and from existing stock piles of leach material at Morenci, Chino and Tyrone.



         The Corporation holds various other properties containing mineral deposits that it believes could be brought into production should market conditions warrant. Permitting and significant capital expenditures would be required before operations could commence at these properties. These deposits are estimated to contain the following mineralization as of December 31, 1994:

- ----------------------------------------------------------------------------

                                                              Sulfide Material          Leach Material                      Phelps
                                                              ----------------          --------------         Gold         Dodge
                                                            Million      %            Million    %            Ounces        Interest
                                           Location          Tons       Copper        Tons       Copper       Per Ton        (%)
                                           --------         -----       ------       -----       ------       -------        ---
Ajo ...............................        Arizona           160         0.56          --           --            --         100.00

Cochise ...........................        Arizona            --           --          210        0.40            --         100.00

Copper Basin ......................        Arizona            70         0.53          --           --            --         100.00

Coronado ..........................        Arizona           180         0.69          310        0.29            --          85.00

Dos Pobres ........................        Arizona           230         0.89          350        0.33            --         100.00

Garfield ..........................        Arizona            --           --          760        0.28            --          85.00

Lone Star .........................        Arizona            --           --        1,600        0.38            --         100.00

San Juan ..........................        Arizona            --           --          270        0.28            --         100.00

Western Copper ....................        Arizona           530         0.55          500        0.31            --          85.00

McDonald ..........................        Montana            --           --          205          --         0.025          72.25

Southern Peru
 Copper Corp. .....................        Peru            1,300         0.72          --           --           --           16.25

Black Mountain * ..................        South Africa       20          --           --           --           --           44.60

- ------------------
*   The Black Mountain  deposit  contains an estimated 7.56 percent lead,
    3.43 percent zinc,  0.50 percent copper and 3.1 ounces of silver per ton.



- ----------------------------------------------------------------------------

Ownership of Real Property
- --------------------------

         The Corporation owns substantially all the lands on which its copper mines, concentrators, SX/EW facilities, smelters, refinery and rod mills are located and holds the rest under lease. The Chino Mines partnership owns substantially all the lands on which its copper mine, concentrator, SX/EW facility and smelter are located and holds the rest under lease.

Sales and Competition
- ---------------------

         Most of Phelps Dodge's copper, and additional copper purchased by the Corporation, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately two-thirds of Phelps Dodge Mining Company's sales in 1994. Phelps Dodge also sells a portion of its copper as cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Phelps Dodge rod also is used by the Corporation's magnet wire, bare wire and specialty conductor operations.

         The Corporation sells its copper rod and cathode on the basis of premiums, which are announced from time to time by the Corporation, over New York Commodity Exchange (COMEX) prices. It also sells some forms of copper on the basis of prices published by the Corporation and sells concentrates based on the prices on the COMEX or the London Metal Exchange (LME). From time to time, Phelps Dodge engages in hedging programs designed to enable the Corporation to realize current average prices for metal delivered or committed to be delivered. Other price protection arrangements also may be entered into from time to time, depending on market circumstances, to ensure a minimum price for a portion of the Corporation's expected future mine production (see Management's Discussion and Analysis and Notes 1 and 21 to the Consolidated Financial Statements for a further discussion of such arrangements).

         Most of the refined copper sold by Phelps Dodge is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It is also used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

         In the sale of copper as rod, cathode and concentrates, the Corporation competes, directly or indirectly, with many other sellers, including at least five other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major foreign producers have cost advantages resulting from richer ore grades, lower labor rates and a lack of strict regulatory requirements. The Corporation believes that its ongoing programs to contain costs and improve productivity in its copper operations have significantly narrowed these cost advantages and have placed the Corporation in a favorable competitive position with respect to a number of its U.S. and foreign competitors.

         The Corporation's copper also competes with other materials, such as aluminum, plastics, stainless steel and fiber optics, that can be substituted for copper in certain applications.

         The Corporation's principal methods of competing include pricing, product quality, customer service and dependability of supply.

Prices, Supply and Consumption
- ------------------------------

         Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges -- the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange values. The average annual COMEX price was $1.25 in 1989, reflecting substantial reductions in excess inventories in 1987 and 1988. A slowing world economy and higher exports from formerly socialist countries resulted in a more balanced market in 1990 and modest surpluses in 1991 and 1992. As a result, the COMEX price was lower in 1990 than in 1989, averaging $1.19 for the year. The COMEX price continued to decrease in 1991 resulting in an annual average price per pound of $1.05, and decreased further in 1992 to an annual average price per pound of $1.03. Excess inventories that accumulated since 1992 resulted in substantially lower copper prices in 1993; the 1993 annual average price per pound was 85 cents. In 1994, excess inventories that accumulated after 1992 were liquidated as copper consumption surged reflecting solid economic growth in the United States, the beginning of an economic recovery in Europe and continued strong demand from the Pacific Rim region, excluding Japan. As a result, the 1994 annual average price per pound increased to $1.07.

Costs
- -----

         Unit production costs of copper in 1994 were slightly lower than in 1993, principally as a result of the first effects of low cost Candelaria production in the fourth quarter of 1994. Unit production costs of copper generally continued to reflect high levels of production, the cost containment programs put into place over the last few years and significant amounts of copper obtained through the SX/EW process at favorable incremental costs.

Energy Supplies
- ---------------

         The principal sources of energy for the Corporation's copper operations are natural gas, petroleum products, waste heat generated in the smelting processes and electricity purchased from public utilities. Each of the Corporation's mine power plants and smelters uses natural gas as its primary fuel, and each is capable of being converted to use oil as a substitute fuel. The Corporation has experienced no difficulty in recent years in obtaining adequate fuel to maintain production.

Environmental and Other Regulatory Matters
- ------------------------------------------

         Federal and state environmental laws and regulations affect many aspects of the Corporation's mining operations. The federal Clean Air Act of 1970, as amended (the Clean Air Act), and regulations thereunder to date have had the most significant impact, particularly on the Corporation's smelters.

         The "solid wastes" of the Corporation's copper operations may be subject to regulation under the federal Resource Conservation and Recovery Act
(RCRA) and related state laws and, to the extent these wastes affect surface waters, under the federal Clean Water Act and relevant state water quality laws. Mining wastes were exempted from the federal "hazardous waste" regulations under Subtitle C of RCRA pending study by the Environmental Protection Agency (EPA) and promulgation of regulations governing hazardous mining waste. As a result of that study, EPA determined in 1986 that "extraction" and "beneficiation" wastes did not warrant "hazardous waste" regulation under Subtitle C of RCRA, but instead should be regulated as "solid waste" under Subtitle D of RCRA. EPA determined in 1991 that 20 mineral "processing" wastes also should be regulated as "solid waste" under RCRA Subtitle D, rather than be regulated as "hazardous waste" under RCRA Subtitle C. Only three of the 20 wastes are copper "processing" wastes. Therefore, the generation and management of any other mineral smelting and refining waste could be subject to "hazardous waste" regulation if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a "listed hazardous waste." These changes were effective in many states, including Arizona, New Mexico and Texas, by the end of 1991. The Corporation has taken steps to address the potential regulation as "hazardous waste" of any of its wastes which no longer meet the definition of exempt mineral "processing" wastes. RCRA Subtitle D rules governing mineral "extraction" and "beneficiation" wastes and "processing" wastes that are exempt from RCRA Subtitle C have not yet been promulgated by EPA, Arizona or New Mexico. The Corporation cannot yet estimate the impact of such mining waste regulations on its operations.

         The Corporation's copper operations are also subject to federal and state laws and regulations protecting both surface water and groundwater quality. The Corporation possesses, has applied for, or is in the process of applying for the necessary permits or other governmental approvals presently required under these rules and regulations.

         At the Hidalgo smelter at Playas, New Mexico, in accordance with the discharge plan approved by the New Mexico Environment Department (NMED), the Corporation continues to monitor and report to NMED regarding groundwater quality in the vicinity of the smelter's compacted, clay-lined evaporation pond. The Corporation is continuing its efforts to assess the effect on groundwater quality from operation of the evaporation pond and will continue to investigate and implement appropriate technologies and contingency plans to mitigate any adverse effect. The Corporation had also agreed during the term of an earlier discharge plan to cease discharging acidic solutions to the evaporation pond as presently constructed, to neutralize or remove the acidic solutions present in the evaporation pond, and to commence a groundwater remediation program for any existing contamination. Accordingly, a neutralization facility, a series of lined impoundments, and a series of pumpback wells have been installed and are operated to begin remediation of groundwater adversely affected by past operation of the evaporation pond and to prevent future contamination.

         Effective September 27, 1989, Arizona adopted regulations for its aquifer protection permit (APP) program, which replaced the then existing Arizona groundwater quality protection permit regulations. The Corporation is in compliance with the APP regulations, pursuant to the transition provisions for existing facilities under those regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination. APP applications for existing facilities deemed to be in compliance with the new regulations are not required until requested by the State or unless a major modification at the facility alters the existing discharge characteristics. The Corporation has conducted groundwater studies and submitted APP applications for a closed tailing pile in Clarkdale, Arizona, and certain facilities at its Copper Queen branch in Bisbee, Arizona, pursuant to a request by the Arizona Department of Environmental Quality (ADEQ). ADEQ has requested and the Corporation will submit to ADEQ in the future an application covering other facilities at the Copper Queen branch. Also, ADEQ has published a list of site-specific application deadlines for all existing facilities known to ADEQ. The list includes several of the Corporation's properties, which were assigned deadlines ranging to October 30, 1996. It is not known what the APP requirements for the listed facilities will be. The Corporation is likely to continue to have to make expenditures to comply with the APP program and regulations.

         On December 23, 1994, Chino Mines Company (CMC), which is two-thirds owned by Phelps Dodge Corporation and is located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department that will require CMC to study the environmental impacts and potential health risks associated with portions of the CMC property affected by historical mining operations. Phelps Dodge acquired CMC at the end of 1986. Those studies will begin in 1995 and, until completed, it will not be possible to determine the nature, extent, cost, and timing of all remedial work which will be required under the AOC.

         In 1993 and 1994, the New Mexico and Arizona legislatures passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector has been directed to adopt rules implementing the Arizona law by June 30, 1996. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

         The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. Nevertheless, most states have made or are in the process of making certain required changes to their laws regarding Title V. In response to these new laws, several of the Corporation's subsidiaries already have submitted or are in the process of preparing applications for Title V operating permits. These programs will likely increase the Corporation's regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of the Corporation's facilities that is determined to be a major source of federal hazardous air pollutants. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the impact of the new requirements on the Corporation.

         The Corporation estimates that its share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect its mining operations will total approximately $25 million in 1995 and from $20 million to $25 million in 1996; $22 million was spent on such programs in 1994. The Corporation also anticipates making significant capital and other expenditures beyond 1996 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

         In 1994, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the 1994 bills was enacted into law. However, legislation to amend the Mining Law is expected to be introduced again in 1995. If enacted, the 1995 legislation is expected to impose royalties on minerals extracted from federal lands, to require fair market value for patenting federal lands, and to establish operation and reclamation standards for mining on federal lands. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of such legislation would result in significant additional capital expenditures and operating expenses in the development and operation of new mines on federal lands. The resulting additional costs and delays in the development of such mines would seriously impact future exploration and development on federal lands in the United States.

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

Labor Matters
- -------------

         Employees in Phelps Dodge Mining Company's Arizona operations, El Paso refinery, Hidalgo smelter, Burro Chief Copper Company and Norwich rod mill, and certain employees at Chino are not represented by any unions. In addition, in December 1994 employees in the Tyrone, New Mexico, operations decertified their union representation. The labor contract at the El Paso rod mill expires on May 29, 1998. Most employees at Chino are covered by three-year labor agreements that expire on June 30, 1996. In Chile, most employees at Ojos del Salado are covered by two-year labor agreements that expire on June 13, 1996, while the mine division employees at Candelaria are covered by two-year labor agreements that expire on October 31, 1996.

PHELPS DODGE INDUSTRIES
- -----------------------

         Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries; its international wire and cable manufacturing operations through Phelps Dodge International Corporation; and its specialty conductor operations through Hudson International Conductors (Hudson).

Operations
- ----------

         Columbian Chemicals, headquartered in Atlanta, Georgia, is an international producer and marketer of carbon blacks and synthetic iron oxides. The company produces a full range of rubber and industrial carbon blacks in 11 plants worldwide, with approximately 60 percent of its production in North America and the other 40 percent at facilities in the United Kingdom, Germany, Italy, Hungary (owned 60 percent by Columbian Chemicals), the Philippines (owned
88.2 percent by Columbian Chemicals), and Spain. Columbian's rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. The company's industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. The Hungarian plant began production in December 1993. It is owned by Columbian Tiszai Carbon Ltd. which in turn is owned 60 percent by Columbian Chemicals and 40 percent by Tiszai Vegyi Kombinat Rt., the largest petrochemical company in Hungary. The plant in Santander, Spain, was acquired in 1994 from Repsol Quimica S.A. and is wholly owned by the Corporation. Coupled with the startup of the Hungarian plant in late 1993, the acquisition improves the company's ability to service its key international customers. The company also maintains sales offices in France and Japan. One of the company's carbon black plants in Germany, the Hamburg plant, was closed in 1994 as a result of its high cost structure and environmental restrictions.

         Synthetic iron oxides are produced by Columbian Chemicals at its plant in St. Louis, Missouri. These products are used widely for pigmentation of building products, paints, inks, plastics and toners; specialized grades are used for a new line of toners and for catalysts used by the chemical industry.

         Extensive research, development and engineering is performed by Columbian at five locations. The company's Technology Center at Swartz, Louisiana, is responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at the Technology Center is supported by development work at the company's North Bend, Louisiana, and Hamilton, Ontario, plants. The European Central Laboratory at Avonmouth, United Kingdom, provides technical support for Columbian's European operations. Synthetic iron oxide development work is done at the plant in St. Louis, Missouri. Columbian Chemicals also licenses rubber carbon technology to other carbon black manufacturing companies in various countries.

         Accuride Corporation, headquartered in Henderson, Kentucky, manufactures and markets wheels and rims for commercial trucks, trailers and buses. Accuride produces a wide range of steel tubeless and tube-type disc wheels and demountable rims for the mounting systems of medium and heavy duty trucks, trailers and buses, as well as wheels for commercial light trucks. The company also offers a line of forged aluminum wheels for medium and heavy duty trucks, trailers and buses. This broad product line is sold at the North American original equipment manufacturer level and is marketed through a U.S. and international distribution network. Accuride operates a manufacturing facility and a design and test center in Henderson, Kentucky; a manufacturing facility in London, Ontario, Canada; and a customer service center in Taylor, Michigan. In addition, Accuride and The Goodyear Tire and Rubber Company of Akron, Ohio, each own 50 percent of AOT Inc., a commercial tire and wheel assembly facility located in Springfield, Ohio, that services the two plants of Navistar International Transportation Corporation.

         Phelps Dodge Magnet Wire Company, headquartered in Fort Wayne, Indiana, is an international producer of magnet wire, the insulated conductor used in most electrical systems. Its products are manufactured in the United States at plants in Fort Wayne, Indiana; Hopkinsville, Kentucky; Laurinburg, North Carolina; and El Paso, Texas. The plant in North Carolina was added in March 1994 when Phelps Dodge Magnet Wire Company acquired certain assets of a fine-gauge magnet wire manufacturing plant from Rea Magnet Wire Company, Inc.
(Rea). The plant in Texas was also added in March 1994 with the acquisition of certain assets of Texas Magnet Wire Company, a joint venture of Rea and Fujikura International, Inc. Phelps Dodge Magnet Wire Company also manufactures its products at a plant in Mureck, Austria. The Austrian operation is a joint venture with Eldra Elektrodraht-Erzeugung GmbH, a leading European magnet wire manufacturer. Phelps Dodge owns a 51 percent interest in the venture; Eldra Elektrodraht-Erzeugung GmbH owns the remaining 49 percent. In addition, the company and Sumitomo Electric Industries, Ltd. each own a 50 percent interest in SPD Magnet Wire Company, a joint venture established in 1990 that operates a magnet wire plant in Edmonton, Kentucky. These plants draw and insulate copper and aluminum wire which is sold as magnet wire to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops through a network of distributors.

         The Corporation has interests in companies that are primarily involved in the manufacture of electrical and telecommunication cables in joint venture associations in 14 countries. The Corporation's interests in these companies are managed by Phelps Dodge International Corporation, a wholly owned subsidiary headquartered in Coral Gables, Florida, which also provides management, marketing assistance, technical support and engineering and purchasing services to these companies. Through these companies, the Corporation is also active in the engineering and installation of telephone lines. In order to supply the increasing demand for copper rod in certain countries, five of the Corporation's international wire and cable companies have continuous cast copper rod facilities. The Corporation has majority interests in companies operating in nine countries -- Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Panama, Thailand and Venezuela. In December 1992, Phelps Dodge, through its 80 percent owned Venezuelan associate company, Alambres y Cables Venezolanos, C.A. (ALCAVE), acquired three Venezuelan companies. These companies, which operate as a group, together with ALCAVE constitute one of the largest manufacturers of electrical and telecommunication copper and aluminum wires and cables in Venezuela and the Andean Region. The Corporation has minority interests in companies located in Hong Kong, Thailand and the Philippines, accounted for on the equity basis, and in companies located in Greece, India and Zambia, accounted for on the cost basis. In December 1994, the Corporation sold its 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V.

         Hudson International Conductors manufactures and markets specialty high-performance conductors for the aerospace, automotive, biomedical, computer and consumer electronics markets. Its principal products are highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches. Hudson's manufacturing operations consist of plants located in Inman, South Carolina, and Trenton, Georgia. Hudson also maintains a warehouse and sales office in Irvine, California, and sales offices in Europe and Japan.

         In response to unfavorable changes in market conditions in recent years, Hudson closed conductor manufacturing facilities in Ossining and Walden, New York, in 1993. In addition, Hudson's 1994 earnings reflected a pre-tax provision of $20.0 million for the impairment of value resulting from continued unfavorable market conditions, particularly in the defense sector, that are now considered permanent. The Corporation is currently evaluating alternatives for the restructuring of Hudson.

         See Note 22 to the Consolidated Financial Statements for information concerning Phelps Dodge Industries' sales to customers in the transportation and electrical industries.

Competition and Markets
- -----------------------

         The principal competitive factors in the various markets in which Phelps Dodge Industries competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line and research and development.

         Columbian Chemicals is among the world's largest producers of carbon black. Approximately 90 percent of the carbon black produced by Columbian Chemicals is used in rubber applications, 75 percent of which is used in the tire industry. The major tire manufacturers in the United States and Western Europe account for a substantial portion of Columbian Chemicals' carbon black sales. In addition, Columbian Chemicals maintains a strong competitive position in mechanical rubber goods markets based on its commitment to quality and service. The Corporation is not aware of any product that could be substituted for carbon black to a significant extent in any of its principal applications. Including Columbian Chemicals, there are a total of six carbon black producers in the United States, two in Canada and three major producers in Western Europe. The carbon black industry is highly competitive, particularly in the U.S. rubber black market. The company has expanded its production and marketing position by entry into the emerging market in Central Europe through the startup of operations of Columbian Tiszai Carbon Ltd. in Hungary in late 1993, and further enhanced its presence in international markets through the acquisition of a carbon black plant in Spain in late 1994.

         The Corporation believes that Accuride is the largest producer of rim and wheel products for commercial trucks, trailers and buses in North America. Accuride's sales are primarily in the United States, where a majority of the truck, trailer and bus manufacturers are located, and in Canada. The demand for its products fluctuates with the level of original equipment truck, trailer and bus manufacturing activity. In the last five years, Accuride's 10 largest customers have accounted for approximately 65 percent of its total sales. Accuride principally competes with five U.S. companies and one major foreign company.

         With the 1994 acquisition of plants in El Paso, Texas, and Laurinburg, North Carolina, the Corporation believes that Phelps Dodge Magnet Wire Company is the world's largest manufacturer of magnet wire. It principally competes with four U.S. manufacturers. The company also has expanded its production and marketing position by acquiring a majority interest in a magnet wire manufacturing company in Austria primarily to serve the operations in Europe of its U.S. customers.

         The Corporation's international wire and cable companies sell a majority of their products to contractors, distributors, and public and private utilities. Their products are used in lighting, power distribution, telecommunications and other electrical applications. In addition, the companies provide engineering and installation of telephone lines in Central and South America.

         Hudson is engaged in the manufacture of specialty high-performance conductors. Hudson's primary customers are intermediators (insulators, assemblers, subcontractors and distributors). More than half of Hudson's products are ultimately sold to commercial and military aerospace companies for use in airframes, avionics, space electronics, radar systems and ground control electronics. Hudson's products are also used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. Hudson has one primary U.S. competitor in the specialty conductor market; however, in those few markets where Hudson competes for high volume products, the company faces competition from several U.S. fabricators.

Raw Materials
- -------------

         Carbon black is produced from heavy residual oil, a by-product of the crude oil refining process. Columbian Chemicals purchases substantially all of its feedstock on a spot basis at prices that fluctuate with world oil prices. The cost of feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of increasing oil prices, Columbian Chemicals must be able to pass through to customers any increase in its feedstock costs. The principal raw material for the production of synthetic iron oxide is copperas.

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

Energy
- ------

         Phelps Dodge Industries' operations generally use purchased electricity and natural gas as their principal sources of energy. Phelps Dodge Magnet Wire Company's principal manufacturing equipment that uses natural gas is also equipped to burn alternative fuels.

Environmental Matters
- ---------------------

         Environmental laws and regulations affect many aspects of the Corporation's industrial operations. Phelps Dodge Industries estimates that its capital expenditures for programs to comply with applicable environmental laws and regulations will total approximately $10 million in 1995 and from $5 million to $10 million in 1996; $3 million was spent on these programs in 1994. The Corporation also anticipates making significant capital and other expenditures beyond 1996 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the inherent uncertainty in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial.
(See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

Labor Agreements
- ----------------

         Phelps Dodge Industries has labor agreements covering most of its U.S. and international plants. Phelps Dodge Magnet Wire Company has a three-year agreement covering approximately 340 employees at its Fort Wayne, Indiana, plant that expires on May 1, 1995. Columbian Chemicals has a three-year agreement covering approximately 80 employees at its Hamilton, Ontario, Canada, plant that expires on September 30, 1995, and a three-year agreement covering approximately 20 employees at its Hickok, Kansas, plant that expires on December 31, 1995. Columbian Chemicals has agreements at its operations in the Philippines, Italy and Spain that have expired and are being negotiated currently. Phelps Dodge International Corporation has agreements expiring in 1995 at associate company plants in Venezuela and Chile.

Ownership of Real Property
- --------------------------

         Phelps Dodge Industries owns all of its plants and the land on which they are located except for the facilities of Accuride at Henderson, which are leased, and the land, which also is leased, on which five international plants are located.

RESEARCH AND DEVELOPMENT
- ------------------------

         The Corporation conducts research and development programs relating to exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, and metal processing and product development. It also conducts research and development programs related to its carbon black and synthetic iron oxide products through its Columbian Chemicals subsidiary, its wheel and rim products through its Accuride subsidiary, its wire insulating processes and materials through Phelps Dodge Magnet Wire Company, and conductor materials and processes through Hudson International Conductors. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $15.9 million in 1994, compared with $16.3 million in 1993 and $17.9 million in 1992.

OTHER ENVIRONMENTAL MATTERS
- ---------------------------

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 36 sites. For further information about these proceedings, see Item 3. Legal Proceedings,
Part IV.

         At December 31, 1994, the Corporation had reserves of $168.9 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

         The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation has other probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

         The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see the preceding discussions of "Environmental and Other Regulatory Matters" and "Environmental Matters." The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1995 and 1996, and the expenditures for those programs in 1994, are separate from the reserves and estimates described above.

         The Environmental, Health and Safety Committee of the Board of Directors, comprising six non-employee directors, was established in 1991. The Committee met three times in 1994 to review, among other things, the Corporation's policies with respect to environmental, health and safety matters, and the adequacy of management's programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

Item 3.  Legal Proceedings
- --------------------------

         I. The Corporation is participating, either directly as a party or as a member of certain trade associations, in several legal challenges to air quality rules or guidance documents issued by EPA. This litigation primarily involves the establishment or amendment of national ambient air quality standards, the requirements for the construction or major modification of major sources of criteria pollutants, Title V operating permits, and the status of fugitive emissions under the Title V and federal hazardous air pollutants programs.

         In August 1983, EPA proposed regulations (48 Fed. Reg. 38,742) which, if adopted, would have substantially implemented a February 1982 settlement agreement dealing with fugitive emissions, but on October 26, 1984, EPA promulgated final regulations inconsistent with the August 1983 proposal. In December 1984, the Corporation, the American Mining Congress and several mining and energy development companies filed a petition (No. 84-1609) in the U.S. Court of Appeals for the District of Columbia for review of the October 26, 1984, regulations, asserting that the terms of the settlement agreement, to which they were party, had not been carried out. The court stayed the petition pending the outcome of further EPA rulemakings.

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

         II. Reference is made to Part I, Items 1 and 2 of this report for information regarding proceedings that pertain to water used by the Corporation's Morenci, Arizona operations.

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

                               (c) This proceeding could affect, among other
             things, the Corporation's rights to impound water in Show Low Lake and Blue Ridge Reservoir and to transport this water into the Salt River and Verde River watersheds for exchange with the Salt River Valley Water Users' Association. The Corporation has filed statements of claimant for these and other water claims. This litigation is stayed pending the outcome of current settlement negotiations. The Court has not set a final schedule of cases to go to trial, should the litigation resume.

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

                                             (iii)   This proceeding  could
                  affect, among other things, the Corporation's claim to the approximately 3,000 acre-feet of water that it diverts annually from Eagle Creek, Chase Creek or the San Francisco River and its claims to percolating groundwater that is pumped from wells located north of its Morenci Branch operations in the Mud Springs and Bee Canyon areas and in the vicinity of the New Cornelia Branch at Ajo. The Corporation has filed statements of claimant with respect to waters that it diverts from these sources.

                                             (iv)    By a letter  agreement
                  dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe. Legislation authorizing that settlement was enacted into law on October 30, 1992. A comprehensive settlement agreement is presently being negotiated. Congress has approved a one year extension so that the settlement will become effective if it is approved by the Arizona Superior Court and certain conditions are met by December 31, 1995.

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

                                             (ii)  The principal parties,
                  in addition to the Corporation, are the petitioner, the Fort McDowell Mohave-Apache Indian Community, the Payson Community of Yavapai Apache Indians, the Salt River Pima-Maricopa Indian Community, the Gila River Indian Community, the United States on its own behalf and on behalf of those Indian communities, and the State of Arizona.

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

                                             (iv)  The Fort  McDowell Mohave-
                  Apache  Indian  Community,  Salt  River  Valley  Water
                  Users' Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde River system. This settlement has been approved by Congress, the President and the Arizona Superior Court. Under this settlement, the Fort McDowell Mohave-Apache Indian Community waived all water claims it has against all other water claimants (including the Corporation) in Arizona.

                   B. The following proceedings involving water rights adjudication are pending in the U.S. District Court for the District of Arizona:

                        1. On June 29, 1988, the Gila River Indian Community filed a complaint-in-intervention in United States v. Gila Valley Irrigation District, et al., Globe Equity No. 59 (D. Ariz.). The underlying action was initiated by the United States in October 1925 to determine conflicting claims to water rights in certain portions of the Gila River watershed. Although the Corporation was named and served as a defendant in that action, it was dismissed without prejudice as a defendant in March 1935. In June 1935, the Court entered a decree setting forth the water rights of numerous parties, but not those of the Corporation. The Court retained, and still has, jurisdiction of the case. The complaint-in-intervention does not name the Corporation as a defendant; however, it does name the Gila Valley Irrigation District as a defendant. Therefore, the complaint-in-intervention could affect the approximately 3,000 acre-feet of water that the Corporation diverts annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to the agreement between the Corporation and the Gila Valley Irrigation District. In April 1990, the Court entered Findings of Fact and Conclusions of Law on four of the counts in the complaint-in-intervention. Trial on additional issues (primarily issues raised by plaintiff-in-intervention San Carlos Apache Tribe) was conducted in November 1991. In November 1992, after submission of post-trial briefs, the Court entered a judgment on the additional issues. The Corporation believes that neither the Findings of Fact or the Conclusions of Law entered in 1990 nor the judgment entered in 1992 should affect the 3,000 acre-feet of water that the Corporation diverts annually pursuant to the agreement with the Gila Valley Irrigation District. An appeal of the 1992 judgment, however, has been noticed by the Gila Valley Irrigation District and others.

                        The major users on the mainstream of the Gila River (decreed right holders) had engaged in continuing mandatory settlement discussions under the supervision of the Court until those discussions terminated during the summer of 1994. Some remaining issues were tried in November, 1994. The Court has not yet ruled on those issues. If the Court limits its ruling to the issues as they were framed for the 1994 trial, there should be no direct impact on the Corporation.

                        Additional issues remain, some of which may go to trial during 1995.

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

         Since the late 1980s, PDI has been served with complaints in asbestos-related actions filed on behalf of over 13,500 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposure to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. During 1993 and 1994, PDI was successful in obtaining dismissal of all claims against it in Mississippi with the exception of one wrongful death claim.

         A total of 2,802 claims against PDI were dismissed in 1994. During that year, 93 new asbestos-related claims were filed against PDI in eight states. As of December 31, 1994, a total of 336 asbestos-related claims were being defended by PDI in 14 jurisdictions. PDI is vigorously contesting and defending these asbestos-related claims.

         IV. Claims under CERCLA and related state acts involving the Corporation have been raised with respect to the remediation of 36 waste disposal and other sites. Most are sites where the Corporation has received information requests or other indications that the Corporation may be a Potentially Responsible Party (PRP) under CERCLA. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Responsible parties for each site include present and former owners, operators, transporters, and generators of the substances at the site. Liability is strict, joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of allocating the remediation costs among them, the uncertainty as to the most desirable remediation techniques and amount of remediation costs, and the time period during which such costs may be incurred, the Corporation is unable to reasonably estimate the full cost of compliance with CERCLA or equivalent state statutes.

         With respect to these 36 sites, based on currently available information, which in many cases is preliminary and incomplete, the Corporation has no reason to believe that its ultimate responsibility for remediation costs will exceed $1.0 million at any site and believes most will be substantially under $0.1 million.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of 1994 to a vote of security holders, through the solicitation of proxies or otherwise.



Executive Officers of Phelps Dodge Corporation
- ----------------------------------------------

         The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 1995, the executive officers of Phelps Dodge Corporation were as follows:




                        Age at                                 Officer of the
           Name         3/1/95         Position               Corporation since
           ----         ------         --------               -----------------

Douglas C. Yearley        59    Chairman of the Board,
                                  President and
                                  Chief Executive Officer           1981

Manuel J. Iraola          46    Senior Vice President               1995

Patrick J. Ryan           58    Senior Vice President               1981

Thomas M. St. Clair       59    Senior Vice President and
                                  Chief Financial Officer           1989

J. Steven Whisler         40    Senior Vice President               1987




         Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

         Mr. Iraola was elected Senior Vice President in January 1995. Prior to his election, Mr. Iraola was President of Phelps Dodge International Corporation, the largest Phelps Dodge Industries' company, a position he held since 1992. Prior to that time, he was Senior Vice President and Chief Financial Officer of Columbian Chemicals Company, acquired by Phelps Dodge in 1986.

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
- --------------------------------------------------------------------------

         The information called for by Item 5 appears in Management's Discussion and Analysis in this report.


Item 6.  Selected Financial Data
- --------------------------------
(In millions except per share amounts)


                                                             1994 (a)           1993           1992            1991            1990
                                                             --------           ----           ----            ----            ----
Sales and other
 operating revenues                                         $ 3,289.2         2,595.9         2,579.3         2,434.3        2,635.7

Income before cumulative
 effect of accounting
  changes (b)                                               $   271.0           187.9           301.6           272.9          454.9

  Per common share (c)                                      $    3.81            2.66            4.28            3.93           6.56

Cumulative effect of
 accounting changes (d)                                     $      --              --           (79.9)             --             --

  Per common share (c)                                      $      --              --           (1.13)             --             --

Net income (b)                                              $   271.0           187.9           221.7           272.9          454.9

  Per common share (c)                                      $    3.81            2.66            3.15            3.93           6.56

Total assets                                                $ 4,133.8         3,720.9         3,441.2         3,051.2        2,827.4

Long-term debt                                              $   622.3           547.3           373.8           382.0          403.5

Dividends per common
 share: (c)                                                 $    1.69            1.65            1.61            1.50           1.50

(a) Reported 1994 net income of $271.0 million ($3.81 per common share) includes income of $362.7 million ($5.10 per common share) less non-recurring after-tax charges in the fourth quarter totaling $91.7 million ($1.29 per common share) reflecting additional provisions for estimated future costs associated with environmental matters and estimated losses on the disposition of certain operating facilities.

(b) 1992 includes a non-taxable gain of $36.4 million (52 cents per common share) on a subsidiary's stock issuance from two Sumitomo companies' acquisition of a 20 percent interest in the Candelaria copper project in Chile.

(c) All per share amounts reflect average shares outstanding for the respective periods after giving effect to a two-for-one stock split in May 1992.

(d) Includes one-time, after-tax charges in 1992 for the adoption of new accounting methods for postretirement and postemployment benefits and income taxes (see Notes 6, 17 and 18 to the Consolidated Financial Statements for a description of these accounting changes).

Note: See Management's Discussion and Analysis for a discussion of the effect on the Corporation's results of material changes in the price the Corporation receives for copper or in its unit production costs.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------

Phelps Dodge reported 1994 consolidated net income of $271.0 million, or $3.81 per common share. This amount included income of $362.7 million, or $5.10 per common share, less non-recurring after-tax charges in the fourth quarter of $91.7 million, or $1.29 per common share. The non-recurring charges included additional provisions of $98.7 million before taxes for estimated future costs associated with environmental matters comprising $88.9 million applicable to Phelps Dodge Mining Company, $8.6 million applicable to Phelps Dodge Industries and $1.2 million applicable to Corporate and other, and $41.5 million before taxes for estimated losses on the disposition of certain operating facilities. The non-recurring charge for asset dispositions included $36.0 million before taxes for Phelps Dodge Industries, comprising a provision of $20.0 million for the impairment of value of Hudson International Conductors, a loss of $7.0 million on the sale of the Corporation's 40 percent interest in its Mexican associate company (CONELEC S.A. de C.V.) and a provision of $9.0 million for the closure of Columbian Chemicals Company's carbon black plant in Hamburg, Germany. The non-recurring charge for asset dispositions also included $5.5 million before taxes for Phelps Dodge Mining Company issues.

         The decision to take these charges was unrelated to management's outlook for copper or other market factors. The charges relating to the disposition of certain operating facilities resulted from management's efforts to assess all of the Corporation's operations relative to internationally competitive quality and cost criteria. The operations identified were peripheral to the Corporation's business and their disposition should not have any adverse effect on the company's future earnings potential. The charges relating to environmental matters resulted from a reassessment of future environmental obligations based on currently available facts, existing technology and presently enacted laws and regulations. These environmental charges resulted in part from an agreement between Chino Mines Company, which is two-thirds owned by Phelps Dodge Corporation, and the New Mexico Environment Department in late 1994 under which the Corporation's estimate of certain of its environmental obligations has become clearer. The identification of these charges is consistent with the Corporation's policy of recording environmental obligations in a timely manner. As a result of this 1994 environmental charge and balances remaining from previously provided charges for environmental costs, the Corporation's reserves for such costs totaled approximately $169 million at December 31, 1994. Notes 1 and 20 to the Consolidated Financial Statements contain further information to which reference should be made for a fuller understanding of the Corporation's policy for recording environmental obligations.

         The Corporation reported 1993 consolidated net income of $187.9 million, or $2.66 per common share, including after-tax revenues of $26.0 million, or 37 cents per common share, from copper price protection arrangements. Net income in 1993 was adversely affected by the passage of the Omnibus Budget Reconciliation Act of 1993 in the third quarter that retroactively raised the maximum corporate income tax rate from 34 percent to 35 percent effective January 1, 1993. The Corporation raised its 1993 tax provision by approximately $9.0 million, or 13 cents per common share, including $3.0 million for the effect of the tax rate increase on 1993 earnings and an additional $6.0 million for prior years deferred taxes at December 31, 1992.

         The Corporation reported 1992 income of $301.6 million, or $4.28 per common share, before the cumulative effect of accounting changes. This 1992 income included a non-taxable gain of $36.4 million, or 52 cents per common share, on a subsidiary's stock issuance in connection with two Sumitomo companies' acquisition of a 20 percent interest in the Candelaria copper project in Chile. Income taxes were not provided by Phelps Dodge on the $36.4 million book gain because the proceeds were indefinitely reinvested in the Chilean company. Consolidated net income for 1992 was $221.7 million, or $3.15 per common share, after recognizing the cumulative effect of accounting changes with respect to postretirement and postemployment benefits and income taxes.

         All per share amounts in this report reflect average shares outstanding for the respective periods after giving effect to a two-for-one stock split in May 1992.



         The Corporation's consolidated financial results for the last three years are summarized below (in millions except per common share amounts):

- ----------------------------------------------------------------------------

                                                                                     1994                1993                1992
                                                                                     ----                ----                ----
Sales and other operating revenues ...................................            $3,289.2             2,595.9             2,579.3
Operating income * ...................................................               400.4               326.5               420.6
Earnings before cumulative effect of
 accounting changes ..................................................               271.0               187.9               301.6
Cumulative effect of accounting changes ..............................                 --                  --                (79.9)
Net income ...........................................................               271.0               187.9               221.7
  Per common share:
   Before cumulative effect of accounting
    changes ..........................................................                 3.81                2.66                4.28
   Cumulative effect of accounting
    changes ..........................................................                 --                  --                 (1.13)
   Net income ........................................................                 3.81                2.66                3.15

- ----------------
* Beginning in 1994, minority interests in the income of consolidated subsidiaries have been excluded from operating income whereas prior to 1994 they were included therein. For comparative purposes, prior period amounts have been reclassified to conform to the current year presentation.



- ----------------------------------------------------------------------------

         A significant factor influencing the Corporation's 1994 results was the improved price of copper, the Corporation's principal product. Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately 1.3 billion pounds of copper including 200 million pounds from Candelaria which began operations in the 1994 fourth quarter. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $13 million. The Corporation's share of estimated annual copper production capacity will increase by approximately 130 million pounds as a result of the Southside expansion at the Corporation's Morenci mine in southeastern Arizona, with startup scheduled in 1995. This increase will add approximately $1.3 million to the variation in annual pre-tax operating income from each 1 cent per pound change in average realized copper prices or average unit production costs.

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.07 in 1994, compared with 85 cents in 1993 and $1.03 in 1992. The COMEX price averaged $1.37 per pound for the first two months of 1995, and closed at that price on March 7, 1995.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1994 production, the Corporation entered into contracts with several financial institutions that provided for minimum 1994 quarterly average prices of 75 cents per pound for 244 million pounds of copper cathode, about 21 percent of 1994 production. These contracts were based on the average London Metal Exchange (LME) price each quarter and expired at December 31, 1994, without payment to Phelps Dodge. During 1993, the Corporation recognized revenues of $39.4 million before taxes ($26.0 million, or 37 cents per common share, after taxes) from similar arrangements.

         With respect to 1995 production, as of December 31, 1994, the Corporation had entered into annual contracts with several financial institutions that provide for minimum 1995 quarterly average prices of 80 cents per pound for approximately 640 million pounds of copper cathode. These contracts are based on the average LME price each quarter. In addition, the Corporation had entered into annual contracts that effectively ensure minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode. The minimum prices are based on quarterly average LME prices for approximately 370 million pounds and on the annual average LME price for the remainder. The maximum prices are based on the annual average LME price for all 650 million pounds. Approximately 95 percent of the Corporation's expected 1995 copper production has been protected under these contracts.

         With respect to 1996 production, as of March 7, 1995, the Corporation had entered into contracts with several financial institutions that provide for a minimum 1996 first quarter average price of 95 cents per pound for approximately 170 million pounds of copper cathode. These contracts are based on the average LME price for the quarter. In addition, the Corporation had entered into contracts that effectively ensure minimum (approximately 95 cents) and maximum (approximately $1.47) prices per pound for the 1996 first quarter for approximately 65 million pounds of copper cathode. The minimum and maximum prices are based on the quarterly average LME price. Approximately 65 percent of the Corporation's expected 1996 first quarter copper production has been protected under these contracts.

         The Corporation periodically enters into forward exchange contracts to hedge certain recorded transactions denominated in foreign currencies and enters into currency option contracts to hedge certain firm commitments and other anticipated foreign currency transactions. The Corporation does not hold these financial instruments for trading purposes. The objective of the Corporation's foreign currency hedging activities is to protect the Corporation from the risk that the eventual dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. During 1994, recorded and anticipated foreign currency transactions that the Corporation had hedged did not exceed $127 million and totaled $95 million at year end. Notes 1 and 21 to the Consolidated Financial Statements contain further information to which reference should be made for a fuller understanding of the Corporation's policy for hedging foreign currency transactions.

         Consolidated 1994 revenues were $3,289.2 million, compared with $2,595.9 million in 1993. This increase principally resulted from higher average copper prices, higher sales volumes of copper (including copper purchased for resale), wheels and rims, wire and cable products (including magnet wire sales from two recently acquired U.S. plants) and carbon black. The increase in consolidated revenues from $2,579.3 million in 1992 to $2,595.9 million in 1993 primarily resulted from higher sales volumes of copper (including copper purchased for resale) and wheels and rims, and increased sales by the international wire and cable operations (principally reflecting a late 1992 acquisition in Venezuela). These sales volume increases more than offset an 18 cents per pound decrease in the average COMEX copper price from 1992 to 1993.

         Three accounting standards adopted by the Corporation in the 1992 fourth quarter were treated as though they had been in effect since the beginning of that year. As a result of its decision to elect early adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits," the Corporation recorded a non-recurring, after-tax transition charge of $79.9 million that was reflected in revised 1992 first quarter results. More information on the effects of these accounting standards is included later in Management's Discussion and Analysis, and in Notes 6, 17 and 18 to the Consolidated Financial Statements. The adoption of these standards had no effect on cash flow.

         Phelps Dodge's results for 1994, 1993 and 1992 can be meaningfully compared by separate reference to its reporting segments, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs. Phelps Dodge Industries includes the Corporation's carbon black and synthetic iron oxide operations, its wheel and rim business, and its magnet wire, specialty conductor and cable operations.

         Within each such segment, significant events and transactions have occurred which, as indicated in the separate discussions presented below, are material to an understanding of the particular year's results and to a comparison with results of the other periods. Note 22 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the following discussion and analysis. Statistics on reserves and production can be found in Part I, Items 1 and 2 of this report.




RESULTS OF PHELPS DODGE MINING COMPANY

Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

- ----------------------------------------------------------------------------

                                           1994           1993             1992
                                           ----           ----             ----
Copper (from own mines - thousand tons) *
   Production                              572.8           547.7           537.0
   Deliveries                              560.6           543.9           537.7
COMEX average spot copper price
   per pound - cathodes                    $1.07            0.85            1.03


                                                   (millions of dollars)

Sales and other operating revenues       $1,820.7         1,320.3        1,397.7
Operating income **                         326.4           227.2          366.0

- ----------------

* The Corporation's worldwide copper production and deliveries shown in the above table exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. (Sumitomo) and (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation (Heisei), and (iii) the 20 percent interest in Candelaria held by SMMA Candelaria, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Excluded production amounts for 1994, 1993 and 1992 were 61,000 tons, 60,500 tons and 58,200 tons produced at Morenci for the account of Sumitomo and 53,200 tons, 53,200 tons and 50,800 tons produced at Chino for the account of Heisei. Excluded production amounts for 1994 at Candelaria for the account of Sumitomo were 6,200 tons.

** Beginning in 1994, minority interests in the income of consolidated subsidiaries have been excluded from operating income whereas prior to 1994 they were included therein. For comparative purposes, prior period amounts have been reclassified to conform to the current year presentation.


- ----------------------------------------------------------------------------

         Phelps Dodge Mining Company recorded 1994 operating income of $420.8 million, which, after reflecting $94.4 million of fourth quarter non-recurring pre-tax charges applicable to its operations, was reduced to $326.4 million. This compares with $227.2 million in 1993 and $366.0 million in 1992. The increase in operating earnings in 1994 resulted from higher average copper prices and sales volumes of copper sold from mine production. Higher copper production and sales volumes and slightly lower unit production costs in 1994 included the effects of the commencement of production at the newest Phelps Dodge mine, Candelaria, in the 1994 fourth quarter. Earnings in 1993 compared with 1992 were affected by lower average realized copper prices and higher unit costs of copper production, offset in part by an increase in the volume of copper sold and the favorable effect of price protection arrangements.

         The Candelaria mine is located near Copiapo in the Atacama Desert of northern Chile. Discovered in 1987 by the Phelps Dodge exploration group, Candelaria has estimated ore reserves of 399.1 million tons at an average grade of 1.1 percent copper and containing 3 million ounces of gold. Phelps Dodge owns an 80 percent interest in Candelaria and a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, owns a 20 percent interest. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and anticipates full production in 1995. The project consists of an open-pit mine, concentrator, port and associated facilities. Candelaria, which is operated by Phelps Dodge, is expected to produce more than 130,000 tons of copper and 80,000 ounces of gold annually over the estimated 34-year mine life.

         Copper unit production costs have been generally stable for the three-year period ended December 31, 1994, primarily as a result of high levels of production of low-cost cathode copper at solution extraction/electrowinning (SX/EW) plants in Morenci, Arizona; Tyrone, New Mexico; and Santa Rita, New Mexico; and as a result of the closure of the higher cost concentrator operations at Tyrone in February 1992. Copper produced by SX/EW accounted for 47 percent of the Corporation's total production in 1994, compared with 47 percent in 1993 and 45 percent in 1992. The SX/EW method of copper production results in lower unit costs than conventional concentrating, smelting and refining, and is a major factor in the Corporation's continuing efforts to maintain internationally competitive costs.

         During 1994, Phelps Dodge Mining Company commenced engineering and construction activities related to a $200 million expansion (the Corporation's share will be $170 million with the remainder provided by its co-participant, Sumitomo Metal Mining Arizona, Inc.) of its Morenci mine in southeastern Arizona. This project, which will increase Phelps Dodge's share of annual electrowon copper production capacity by approximately 130 million pounds, is expected to be in production in 1995. The expansion involves the development of Southside, a mineral deposit adjacent to the existing open-pit mine at Morenci. Southside contains sulfide and oxide ore reserves of 150 million tons grading
0.39 percent copper. The expansion will include the construction of an electrowinning tankhouse, the expansion of existing solution extraction plants, the upgrading of infrastructure systems and the purchase of mining equipment.

         Concentrate production at Tyrone, which historically approximated 100,000 tons of copper annually, was indefinitely suspended in February 1992 because the higher grade sulfide copper ore reserves were substantially depleted. However, in order to operate the Burro Chief SX/EW plant near Tyrone at capacity, the Corporation has undertaken mine-for-leach operations. In 1994, continuous mining resumed at Tyrone when the operation returned to a seven-day-a-week, 24-hour-a-day schedule. In early 1992, the Corporation completed a fourth expansion of the SX/EW plant, increasing its production capacity to 70,000 tons of cathode copper per year. The Corporation expects to operate the plant for the next 10 years or more.

         The Corporation has additional sources of copper that could be placed in production should market circumstances warrant. Permitting and significant capital expenditures would be required, however, to develop such additional production capacity.

RESULTS OF PHELPS DODGE INDUSTRIES

Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries; its international wire and cable manufacturing operations through Phelps Dodge International Corporation; and its U.S. specialty conductor operations through Hudson International Conductors (Hudson).

- ----------------------------------------------------------------------------

                                                1994        1993           1992
                                                ----        ----           ----
                                                     (millions of dollars)

Sales and other operating revenues ........    $1,468.5     1,275.6     1,181.6
Operating income * ........................       106.1       129.1        85.2
- -------------
  * Beginning in 1994, minority interests in the income of consolidated subsidiaries have been excluded from operating income whereas prior to 1994 they were included therein. For comparative purposes, prior period amounts have been reclassified to conform to the current year presentation.

- ----------------------------------------------------------------------------

         Phelps Dodge Industries recorded 1994 operating income of $150.7 million which, after reflecting $44.6 million of non-recurring pre-tax charges applicable to its facilities, was reduced to $106.1 million. This compares with $129.1 million in 1993 and $85.2 million in 1992. Earnings increases in 1994 were attributable to the continuing economic recovery in North America, particularly in the automotive sector, as well as improved economic conditions in Europe. This resulted in higher sales volumes of wheels and rims, magnet wire and carbon black.

         Columbian Chemicals' 1994 earnings were higher than in 1993 primarily because of higher sales in both North America, as overall capacity tightened in the industry, and Europe. European sales volumes and prices improved during the course of the year as European economies began to recover from the recent recession. The earnings increase was offset in part by a non-recurring pre-tax provision of approximately $9.0 million for the closure of its plant in Hamburg, Germany, reflecting that plant's high cost structure and environmental restrictions. This charge was included in the $157.7 million consolidated pre-tax provision discussed in Note 2 to the Consolidated Financial Statements. Columbian Chemicals' 1993 earnings were higher than in 1992 primarily because of higher margins in North America that more than offset weak sales volumes in Europe.

         In December 1994, Columbian Chemicals, through its wholly owned subsidiary, Columbian Carbon Spain, S.A., acquired for approximately $25 million the assets of a carbon black plant in Santander, Spain, from Repsol Quimica S.A. The acquisition of this plant, which has a current annual production capacity of approximately 45,000 tons of carbon black, increases the presence of Phelps Dodge Industries in the European market and extends the ability of Columbian Chemicals to serve customers in Spain and Portugal.

         In late 1993, Columbian Chemicals and its joint venture partner, Tiszai Vegyi Kombinat (TVK), began operation through Columbian Tiszai Carbon Ltd. (CTC) of the first carbon black manufacturing plant in Hungary. Located in the northeastern Hungarian city of Tiszaujvaros, CTC has an annual production capacity of 55,000 tons of carbon black, more than enough to supply the entire Hungarian carbon black market. The remaining production, nearly 70 percent, is exported. Financing for CTC was arranged through the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development
(EBRD). It is the first project in Hungary to benefit from a direct loan by OPIC. Columbian Chemicals holds a 60 percent interest in CTC; TVK, Hungary's largest petrochemical company, holds the remaining 40 percent interest.

         Accuride increased its 1994 sales volume of wheels, rims and components by 16 percent over 1993 as a result of strong North American demand for light, medium and heavy trucks and trailers. Industry build rates for commercial light trucks, heavy trucks and trailers remained at near record levels for most of 1994. Accuride's 1993 earnings reflected both improved demand and improved productivity over the prior year. Accuride's 1993 sales of wheels and rims were up over 1992 sales by approximately 18 percent as the truck and trailer industry continued to recover from the 10-year lows experienced in 1991. Improved productivity primarily resulted from the company's $48 million modernization program initiated in 1990.

         Phelps Dodge Magnet Wire Company's 1994 earnings exceeded its 1993 earnings as a result of sales volume increases and improved margins in North America. Demand in the housing, automotive and major home appliance industries allowed the company to operate at capacity throughout the year. Sales volumes benefited from the acquisition in early 1994 of two U.S. magnet wire facilities. Phelps Dodge Magnet Wire Company experienced steady volume growth during 1993 over 1992, and margins benefited from productivity gains and cost savings initiatives.

         In March 1994, Phelps Dodge Magnet Wire Company acquired for approximately $52.0 million certain assets of a plant that manufactures fine-gauge magnet wire in Laurinburg, North Carolina, from Rea Magnet Wire Company, Inc. (Rea), and certain assets of a magnet wire manufacturing plant in El Paso, Texas, from Texas Magnet Wire Company, an affiliate of Rea and Fujikura International, Inc.

         In response to strong demand by Japanese subsidiary companies located in North America, SPD Magnet Wire Company, a joint venture of Phelps Dodge Magnet Wire Company and Sumitomo Electric Industries, Ltd., each owning a 50 percent interest, expanded its plant in Edmonton, Kentucky. The capacity of this facility is expected to increase by 75 percent when the new equipment is installed in late 1995.

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

         The 1994 earnings of Phelps Dodge International Corporation were lower than in 1993 primarily because of the financial crisis in Venezuela and economic slowdown in Mexico and Chile. These conditions resulted in additional costs associated with complying with strict foreign exchange controls instituted in June 1994 by the Venezuelan government, and a pre-tax loss of $7.0 million on the sale of the Corporation's 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V. The loss on this sale is included in the $157.7 million consolidated pre-tax provision discussed in Note 2 to the Consolidated Financial Statements. The effect of these charges on earnings was offset in part by higher sales volumes, particularly in Thailand where earnings benefited from strong demand for telephone cables. In 1993, the Corporation's international wire and cable business experienced increased earnings over 1992, primarily from the integration of a group of Venezuelan wire and cable manufacturing companies acquired in late 1992, and the continued growth of telephone and power cable and commercial wire sales in other markets. These increases in 1993 earnings were offset in part by lower sales volumes in Thailand where certain large-scale utility projects were delayed by the Thai government. The 1992 results of the Corporation's majority-owned international wire and cable manufacturing companies benefited from volume improvements in Chile and Thailand and an expanding telephone service installation business in Central and South America. Some margin deterioration was experienced, however, resulting from tariff reductions and increased competition.

         Phelps Dodge Industries' 1994 earnings also reflected a pre-tax provision of $20.0 million for the impairment of value of Hudson International Conductors, its wholly owned U.S. specialty conductor operations. This charge reflects the unfavorable change in market conditions for Hudson, particularly in the defense sector, that is now considered permanent. The Corporation is currently evaluating alternatives for the restructuring of Hudson.

         In 1994, operations outside the United States provided 48 percent of Phelps Dodge Industries' sales, compared with 51 percent in 1993 and 48 percent in 1992. During the year, operations outside the United States contributed 52 percent of the segment's operating income, compared with 66 percent in 1993 and 87 percent in 1992.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

The Corporation reported net interest expense in 1994 of $36.6 million, compared with $37.0 million in 1993 and $39.5 million in 1992. Reported net interest expense has remained relatively constant over the three-year period despite a $49.7 million increase in debt in 1994 and a $158.7 million increase in debt in 1993. This has resulted from the capitalization of interest charges (totaling $20.7 million in 1994, compared with $17.5 million in 1993 and $7.9 million in
1992) primarily relating to the construction and development of two major projects -- the Candelaria copper project in Chile and the carbon black project in Hungary. Capitalization of interest charges for Candelaria ceased in the 1994 fourth quarter as a result of substantial completion of construction and development of the project. Capitalization of interest charges for the carbon black plant in Hungary ceased at the end of 1993. Net interest expense in 1995 is expected to increase significantly with the cessation of capitalization on these projects.

         The Corporation's 1994 miscellaneous income, net of miscellaneous expense, was $9.4 million, compared with $16.4 million in 1993 and $10.7 million in 1992. The decrease in 1994 principally reflected losses of $6.3 million from changes in currency exchange rates, especially in countries with highly inflationary economies (particularly Venezuela).

         For the year ended December 31, 1994, the Corporation recorded a provision for taxes of $104.7 million (an effective rate of approximately 27.9 percent). This compares with a 1993 provision for taxes of $105.9 million (an effective rate of approximately 34.6 percent) and a 1992 provision of $114.4 million (an effective rate of approximately 26.7 percent). The 1994 effective rate was lower than 1993 primarily as a result of an increase in the tax benefit for percentage depletion resulting in large part from higher average realized copper prices. The 1993 effective rate was adversely affected by the passage of the Omnibus Budget Reconciliation Act of 1993 that retroactively raised the maximum U.S. corporate tax rate from 34 percent to 35 percent effective January 1, 1993. In addition to the effect of the increase in the maximum tax rate on 1993 earnings, the Corporation was required to provide an additional $6.0 million for deferred taxes on temporary differences existing at December 31, 1992. The lower 1992 effective rate reflected a non-taxable gain of $36.4 million on a subsidiary's stock issuance in connection with the acquisition of a 20 percent interest in the Candelaria project by two Sumitomo companies. (See
Note 6 to the Consolidated Financial Statements for a reconciliation of the Corporation's effective tax rates to statutory rates.)

         The Corporation's federal income tax returns for the years 1990 and 1991 are currently under examination. The Corporation has received proposed assessments from the Internal Revenue Service, relating to the Corporation's federal income tax liability for the years 1988 and 1989, and from the State of New Mexico relating to the Corporation's New Mexico state income tax liability for the years 1989 and 1990. The Corporation is contesting both of these proposals. Management believes that it has made adequate provision so that the final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

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

         Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the Corporation's accumulated pension and other postretirement benefit obligations. As a result of the 1994 increase in long-term interest rates, the Corporation increased its discount rate from 7.25 percent at December 31, 1993, to 8.5 percent at December 31, 1994. The Corporation's estimated pension obligations decreased by a net $45 million primarily as a result of this discount rate increase. Other estimated postretirement benefit obligations of the Corporation decreased by a net $5 million. The effect of the increased discount rate on this estimated obligation was mostly offset by a 1 percentage point increase for each year in the assumed annual rate of increase in the per capita cost of covered health care benefits. The decreases in these estimated obligations did not affect the earnings reported by the Corporation in 1994. In accordance with applicable accounting standards, the Corporation will amortize such decreases beginning in 1995 and continuing in subsequent years. The combined incremental income will not be significant in 1995. For a further discussion of these issues, see Notes 16 and 17 to the Consolidated Financial Statements.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

At the end of 1994, the Corporation had cash and short-term investments of $286.9 million, compared with $255.8 million at the beginning of the year. The Corporation's operating activities provided $542.6 million of cash during the year which was adequate to cover dividend payments on its common stock and its investing activities. The cash used for the Corporation's capital expenditures at its Candelaria copper project ($137.9 million) was partially provided by limited-recourse debt project financing ($67.3 million in 1994).

         Investing activities during 1994 included capital expenditures of $355.0 million, compared with $387.2 million in 1993, and acquisitions and investments in subsidiaries of $77.3 million, compared with $3.8 million in 1993. The $32.2 million decrease in capital expenditures principally reflected higher 1993 spending on the Candelaria project, substantially completed in September 1994, and the Hungarian carbon black plant, completed in late 1993. These decreases in spending in 1994 were partially offset by increased spending on Phelps Dodge Mining Company's Southside expansion at its Morenci mine. Investments in subsidiaries in 1994 included the acquisition of two U.S. magnet wire facilities for approximately $52.0 million and the acquisition of a carbon black plant in Spain for approximately $25.0 million. Investing activities in 1994 also included cash proceeds of $15.0 million from the divestiture of the Corporation's 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V., and $8.0 million from the issuance of shares of the Corporation's majority-owned affiliate in Venezuela. Investing activities in 1993 included cash proceeds of $6.7 million from the 1992 acquisition by two Sumitomo companies of a 20 percent interest in Candelaria; that transaction also resulted in $41.9 million of cash proceeds in 1992 (see Note 4 to the Consolidated Financial Statements). Investing activities in 1992 also included $58.6 million in investments in subsidiaries principally from the acquisition of a group of wire and cable manufacturing companies in Venezuela.

         The Corporation's total debt was $696.9 million at December 31, 1994 (including $49.3 million of foreign short-term borrowings), compared with $647.2 million at the end of 1993 (including $82.7 million of foreign short-term borrowings). The increase in total debt during the year principally resulted from limited-recourse project financings for Candelaria of $67.3 million offset by payments on the Corporation's foreign long-term debt and short-term borrowings. The ratio of total debt to total capitalization was 23.6 percent at the end of 1994, compared with 23.7 percent at the end of 1993.

         The $6.2 million increase in dividend payments on the Corporation's common shares, from $113.0 million in 1992 to $119.2 million in 1994, principally resulted from a 10 percent increase in the dividend rate in the 1992 second quarter (from a quarterly rate of 37.5 cents per common share to 41.25 cents per common share) and a 9 percent increase in the dividend rate in the 1994 fourth quarter (from 41.25 cents per common share to 45 cents per common share).

         During the second quarter of 1993, final agreements were executed with a group of lenders for $290 million of 13-year debt financing for the Candelaria project. These borrowings are limited recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter. The $290 million includes $200 million of floating rate dollar denominated debt, $60 million of fixed rate dollar denominated debt, and $30 million of floating rate debt denominated in Chilean pesos. As of December 31, 1994, all $290 million available under the project financing agreements had been drawn down. The agreements provide for a nine and one-half year repayment period, which starts in 1997. As the Corporation consolidates its interest in majority owned mining joint ventures using the proportional consolidation method, only 80 percent of this debt and related financing charges have been reflected in the Corporation's consolidated financial statements. The Corporation also caused the project to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

         During 1993, the Corporation's 60 percent owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are with recourse to Columbian Chemicals Company prior to satisfaction of certain completion tests, and non-recourse thereafter. These completion tests had not yet been satisfied as of December 31, 1994. The OPIC facility is a $24.5 million fixed rate dollar borrowing bearing interest rates of between 8.01 percent and 9.15 percent, while the EBRD $9.0 million loan is a floating rate dollar borrowing. These borrowings mature in the years 1995 through 2001.

         On January 19, 1994, the Corporation issued $81.1 million of 5.45 percent obligations due in 2009. The proceeds from the issue were used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.

         In February 1993, the Corporation sold $90 million of 6.5 percent refunding bonds due April 1, 2013. The proceeds from the sale of these bonds were used in April 1993 to repay the Corporation's 7 percent Installment Sale Obligations due in the years 1993 through 2003.

         The Corporation entered into a new revolving credit agreement with several lenders on June 30, 1993, at which time it terminated its then existing credit agreement. The agreement was amended on October 31, 1994. The new agreement, as amended, permits borrowings of up to $200 million from time to time until its maturity on October 31, 1999. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of one-eighth of 1 percent of total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 40 percent of total consolidated capitalization. There were no borrowings under the current or the previous agreement at either December 31, 1994, or December 31, 1993.

         The Corporation has other lines of credit totaling $100.0 million at December 31, 1994, compared with $90.5 million at December 31, 1993. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1994, or December 31, 1993.

         The Corporation had $49.3 million in short-term borrowings, all by its international operations, at December 31, 1994, compared with $82.7 million at December 31, 1993. The weighted average interest rate on this debt at December 31, 1994, and December 31, 1993 was 14.9 percent and 9.9 percent, respectively.

         Accuride Canada Inc. has a revolving credit facility that permits borrowings of up to U.S. $25.0 million. Interest on these borrowings is payable at a fluctuating rate based on the agent bank's Base Rate Canada, or a fixed rate based on LIBOR, for maturities of one to six months. The commitment under this facility is determined using a specified borrowing base calculation. At December 31, 1994, there were no borrowings outstanding under this facility, compared with $6.0 million at the beginning of the year.

         The current portion of the Corporation's long-term debt, scheduled for payment in 1995, is $25.3 million including $19.2 million for its international manufacturing operations, $2.4 million for its international mining operations and $3.7 million for other Corporate obligations.

         During 1994, increases in current assets (exclusive of cash and short-term investments) outweighed increases in current liabilities (exclusive of current debt) by $36.0 million. This change in net working capital principally resulted from a $138.6 million increase in accounts receivable and a $35.4 million increase in inventories, partially offset by a $110.3 million increase in accounts payable and accrued expenses and a $32.2 million increase in accrued income taxes. The $138.6 million increase in accounts receivable was primarily the result of higher copper sales prices and volumes in 1994 and higher sales volumes of carbon black, magnet wire and wheels and rims. The $35.4 million increase in inventories was attributable to higher inventories of copper, silver and gold at Phelps Dodge Mining Company and higher inventories of aluminum and other raw materials at Phelps Dodge Industries, especially in Thailand. The $110.3 million increase in accounts payable and accrued expenses principally resulted from the timing of raw material and equipment purchases. The $32.2 million increase in accrued income taxes primarily resulted from higher pre-tax income in 1994 and a lower year-end balance at December 31, 1993 due to $26.6 million of additional federal income taxes paid during 1993 with the Corporation's amended 1991 income tax return.

         During 1993, increases in current assets (exclusive of cash and short-term investments) together with decreases in current liabilities (exclusive of current debt) resulted in a $7.3 million change in net working capital. This change principally resulted from a $20.6 million decrease in accrued income taxes and a $2.8 million increase in deferred income tax assets, partially offset by a $16.1 million increase in accounts payable and accrued expenses. The $20.6 million decrease in accrued income taxes in 1993 was the result of approximately $26.6 million in additional federal income taxes paid with the Corporation's amended 1991 income tax return. The $16.1 million net increase in accounts payable and accrued expenses in 1993 principally resulted from improved vendor credit terms and increased accruals resulting from improved business in North America.

         The Corporation expects capital outlays in 1995 to be approximately $250 million for Phelps Dodge Mining Company and approximately $100 million for Phelps Dodge Industries. These capital outlays will be funded from cash reserves and operating cash flow or, if necessary, from other borrowings.

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 36 sites. For further information about these proceedings, see Item 3. Legal Proceedings,
Part IV.

         The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. Nevertheless, most states have made or are in the process of making certain required changes to their laws regarding Title V. In response to these new laws, several of the Corporation's subsidiaries already have submitted or are in the process of preparing applications for Title V operating permits. These programs will likely increase the Corporation's regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of the Corporation's facilities that is determined to be a major source of federal hazardous air pollutants. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the impact of the new requirements on the Corporation.

         At December 31, 1994, the Corporation had reserves of $168.9 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

         The amounts of the Corporation's liabilities for remedial activities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. The Corporation has probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

         The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters" in Part I, Items 1 and 2 of this report. The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1995 and 1996, and the expenditures for those programs in 1994, are separate from the reserves and estimates described above.

         In 1994, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the 1994 bills was enacted into law. However, legislation to amend the Mining Law is expected to be introduced again in 1995. If enacted, the 1995 legislation is expected to impose royalties on minerals extracted from federal lands, to require fair market value for patenting federal lands, and to establish operation and reclamation standards for mining on federal lands. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of such legislation would result in significant additional capital expenditures and operating expenses in the development and operation of new mines on federal lands. The resulting additional costs and delays in the development of such mines would seriously impact future exploration and development on federal lands in the United States.

         On December 23, 1994, Chino Mines Company (CMC), which is two-thirds owned by Phelps Dodge Corporation and is located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department that will require CMC to study the environmental impacts and potential health risks associated with portions of the CMC property affected by historical mining operations. Phelps Dodge acquired CMC at the end of 1986. Those studies will begin in 1995 and, until completed, it will not be possible to determine the nature, extent, cost, and timing of all remedial work which will be required under the AOC.

         In 1993 and 1994, the New Mexico and Arizona legislatures passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector has been directed to adopt rules implementing the Arizona law by June 30, 1996. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

         During 1994, the Corporation purchased 76,000 of its common shares under a 4 million common share buy-back program initiated in September 1989 (numbers of shares have been revised to give effect to the two-for-one stock split in May 1992). The Corporation purchased an additional 85,000 shares in 1995 through March 6, bringing total common shares purchased under this program to 2,534,000 at that date. These purchased shares have been restored to the treasury. There were 70,672,000 common shares outstanding at December 31, 1994.

         On March 7, 1995, the Corporation announced that its Board of Directors had authorized a new common share buy-back program that supersedes the 1989 program. Under the new program, the Corporation has been authorized to purchase up to 5 million of its common shares. The Corporation will make purchases in the open market as circumstances warrant, and will also consider purchasing shares in privately negotiated transactions.

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

         The combined cumulative effect of accounting changes from the adoption of these three accounting standards was a one-time transition charge of $111.1 million before taxes ($79.9 million, or $1.13 per common share, after taxes). With respect to the Corporation's liability for postretirement benefits, if the Corporation's inflation assumptions prove to be incorrect, its estimates could be significantly different (for example, an increase in the medical inflation rate of 1 percent could result in an increase of as much as $13.0 million in the obligation). The adoption of these standards has had no effect on cash flow and has not affected adversely in any material respect the position of the Corporation under its debt agreements. The disclosures for these accounting changes are included in Note 17 for SFAS No. 106, Note 6 for SFAS No. 109 and
Note 18 for SFAS No. 112.

CAPITAL OUTLAYS

The Corporation's capital outlays in each of the past three years are set forth in the following table. These capital outlays are exclusive of capitalized interest and the portions of the expenditures at Morenci, Chino and Candelaria payable by minority interest holders.

- ----------------------------------------------------------------------------

                                                  1994        1993        1992
                                                  ----        ----        ----
                                                       (millions of dollars)
Phelps Dodge Mining Company:
  Candelaria ..............................      $137.9       189.8        53.6
  Other ...................................       161.3        95.6       146.9
                                                 ------       -----       -----
                                                  299.2       285.4       200.5
Phelps Dodge Industries ...................        55.1       101.2        69.7
Corporate and other .......................         0.7         0.6         0.6
                                                 ------       -----       -----
                                                 $355.0       387.2       270.8
                                                 ======       =====       =====

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

DIVIDENDS AND MARKET PRICE RANGES

Phelps Dodge's common shares are listed on the New York Stock Exchange, the principal market on which they are traded. At March 7, 1995, there were 9,245 holders of record of the Corporation's common shares. The Corporation paid quarterly dividends of 37.5 cents on each common share throughout 1991 and in the 1992 first quarter (dividend amounts have been revised to give effect to the May 1992 two-for-one stock split). In the 1992 second quarter, the quarterly dividend was increased 10 percent to 41.25 cents on each common share. In the 1994 fourth quarter, the quarterly dividend was increased 9 percent to 45 cents on each common share and has continued at that rate.

         The table below sets forth the high and low prices per common share (composite quotation) in the periods indicated.

- ----------------------------------------------------------------------------

                                              Market Price Ranges*
                                   ----------------------------------------
                                   1994               1993             1992
                                   ----               ----             ----
                              High      Low      High     Low     High     Low
                              ----      ----     ----     ----    ----     ----
First Quarter ...........   $ 59.50    47.63    55.63    47.75    43.00    32.00
Second Quarter ..........     60.88    50.50    50.75    41.50    50.50    39.50
Third Quarter ...........     65.00    55.88    49.25    39.13    53.00    45.00
Fourth Quarter ..........     64.00    54.38    50.88    40.00    49.25    41.38

- ---------------
* The market price ranges reflect actual share prices as reported for each day's trading; they have been revised for the respective periods to give effect to the May 1992 two-for-one stock split.

- ----------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(In millions except per common share amounts)

- ----------------------------------------------------------------------------

                                             First    Second    Third    Fourth
                                            Quarter   Quarter  Quarter   Quarter
                                            -------   -------  -------   -------
1994 (a)
- --------

 Sales and other operating revenues .....   $694.3    780.4    813.7    1,000.8

 Operating income .......................     81.1     94.5    139.1       85.7

 Net income .............................     48.6     64.6     94.2       63.6

 Net income per common share ............      0.69     0.91     1.33       0.89

1993

 Sales and other operating revenues .....   $666.7    629.8    646.7      652.7

 Operating income (b) ...................     98.1     81.0     76.9       70.5

 Net income .............................     60.3     46.3     39.7       41.6

 Net income per common share ............      0.85     0.66     0.56       0.59

- ---------------

         (a) The 1994 fourth quarter includes a non-recurring pre-tax provision for environmental costs and asset dispositions of $140.2 million in operating income with an after-tax effect of $91.7 million, or $1.29 per common share, on net income. The 1994 second quarter operating income includes a non-recurring pre-tax provision of $17.5 million for the sale of the Corporation's interest in the Santa Gertrudis gold property in Mexico and the Olinghouse gold property in Nevada. The combined loss had an after-tax effect of $11.2 million, or 16 cents per common share, on net income.

         (b) Beginning in 1994, minority interests in the income of consolidated subsidiaries have been excluded from operating income whereas prior to 1994 they were included therein. For comparative purposes, prior period amounts have been reclassified to conform to the current year presentation.

- ----------------------------------------------------------------------------




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet at December 31, 1994 and 1993, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 1994, and notes thereto, together with the report thereon of Price Waterhouse LLP dated January 23, 1995, follow. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Corporation have been omitted because the Corporation is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Corporation or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1994. Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method, other than those for which summarized financial information is provided in Note 3 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and 50 percent or less owned persons would not constitute a significant subsidiary.




                           ADDITIONAL FINANCIAL DATA


Financial statement schedule for the years ended December 31, 1994, 1993 and 1992:

      VIII  -    Valuation and qualifying accounts and reserves.





REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated January 23, 1995, appearing in this report also included an audit of the Financial Statement Schedule listed in the foregoing index titled "Additional Financial Data." In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Phoenix, Arizona
January 23, 1995




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

         Management maintains a system of internal controls, including internal accounting controls, which in management's opinion provides reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The system includes formal policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. The system also includes the careful selection and training of qualified personnel, an organization that provides a segregation of responsibilities and a program of internal audits that independently assesses the effectiveness of internal controls and recommends possible improvements.

         The Audit Committee, consisting of seven non-employee directors, meets at least three times a year to review, among other matters, internal control conditions and internal and external audit plans and results. It meets periodically with senior officers, internal auditors and independent accountants to review the adequacy and reliability of the Corporation's accounting, financial reporting and internal controls.

         The consolidated financial statements have also been audited by Price Waterhouse LLP, our independent accountants, whose appointment was ratified by the shareholders. The Price Waterhouse LLP examination included a study and evaluation of internal accounting controls to establish a basis for reliance thereon in determining the nature, extent and timing of audit tests applied in the examination of the financial statements.

         Management also recognizes its responsibility for fostering a strong ethical climate so that the Corporation's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Corporation's code of business ethics and policies, which is distributed throughout the Corporation. The code of conduct addresses, among other things, the necessity of ensuring open communication within the Corporation; potential conflicts of interest; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Corporation maintains a systematic program to assess compliance with these policies.

<AUDIT-REPORT>

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the Consolidated Financial Statements, the Corporation changed its method of accounting for postretirement and postemployment benefits and income taxes effective January 1, 1992.


PRICE WATERHOUSE LLP

Phoenix, Arizona
January 23, 1995


</AUDIT-REPORT>



STATEMENT OF CONSOLIDATED OPERATIONS
- ------------------------------------
(In thousands except per share data)

                                                                             1994                  1993                     1992
                                                                             ----                  ----                     ----

SALES AND OTHER OPERATING REVENUES .........................            $ 3,289,200               2,595,900               2,579,300
                                                                        -----------             -----------             -----------
OPERATING COSTS AND EXPENSES
 Cost of products sold .....................................              2,375,700               1,921,800               1,841,100
 Depreciation, depletion and
  amortization .............................................                195,300                 187,100                 162,300
 Selling and general administrative
  expense ..................................................                107,100                 103,700                 105,400
 Exploration and research expense ..........................                 53,000                  56,800                  49,900
 Provision for environmental costs and
  asset dispositions .......................................                157,700                    --                      --
                                                                        -----------             -----------             -----------
                                                                          2,888,800               2,269,400               2,158,700
                                                                        -----------             -----------             -----------
OPERATING INCOME ...........................................                400,400                 326,500                 420,600
 Interest expense ..........................................                (57,300)                (54,500)                (47,400)
 Capitalized interest ......................................                 20,700                  17,500                   7,900
 Gain from subsidiary's stock issuance .....................                  1,900                    --                    36,400
 Miscellaneous income and expense, net .....................                  9,400                  16,400                  10,700
                                                                        -----------             -----------             -----------
INCOME BEFORE TAXES, MINORITY
 INTERESTS, EQUITY IN NET EARNINGS OF
 AFFILIATED COMPANIES, AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES ..............................                375,100                 305,900                 428,200
 Provision for taxes .......................................               (104,700)               (105,900)               (114,400)
 Minority interests in consolidated
  subsidiaries .............................................                 (8,000)                (12,100)                (12,800)
 Equity in net earnings of affiliated
  companies ................................................                  8,600                    --                       600
                                                                        -----------             -----------             -----------
INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES ........................................                271,000                 187,900                 301,600
 Cumulative effect of accounting
  changes ..................................................                   --                      --                   (79,900)
                                                                        -----------             -----------             -----------
NET INCOME .................................................            $   271,000                 187,900                 221,700
                                                                        ===========             ===========             ===========


EARNINGS PER SHARE
 Income before cumulative effect of
  accounting changes .......................................            $      3.81                    2.66                    4.28
 Cumulative effect of accounting
  changes ..................................................                   --                      --                     (1.13)
                                                                        -----------             -----------             -----------
 Net income ................................................            $      3.81                    2.66                    3.15
                                                                        ===========             ===========             ===========


AVERAGE NUMBER OF SHARES OUTSTANDING .......................                 71,100                  70,600                  70,400


See Notes to Consolidated Financial Statements.



STATEMENT OF CONSOLIDATED RETAINED EARNINGS
- -------------------------------------------
(In thousands)

                                                                            1994                     1993                    1992
                                                                            ----                     ----                    ----

RETAINED EARNINGS AT BEGINNING OF YEAR .....................            $ 1,618,500               1,546,700               1,438,000
 Net income ................................................                271,000                 187,900                 221,700
 Dividends on common shares ................................               (119,200)               (116,100)               (113,000)
                                                                        -----------             -----------             -----------
RETAINED EARNINGS AT END OF YEAR ...........................            $ 1,770,300               1,618,500               1,546,700
                                                                        ===========             ===========             ===========

See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEET
- --------------------------
(In thousands except per share values)
                                                        December        December
                                                            31,             31,
                                                           1994            1993
                                                           ----            ----
ASSETS
 Current assets:
  Cash and short-term investments, at cost .......   $   286,900        255,800
  Accounts receivable, less allowance for
   doubtful accounts (1994 - $11,800;
    1993 - $12,200) ..............................       489,500        354,400
  Inventories ....................................       266,300        225,400
  Supplies .......................................       110,700        103,300
  Prepaid expenses ...............................        15,900         13,100
  Deferred income taxes ..........................        38,600         35,400
                                                     -----------    -----------
   Current assets ................................     1,207,900        987,400
  Investments and long-term receivables ..........        82,000        115,400
  Property, plant and equipment, net .............     2,566,400      2,340,200
  Other assets and deferred charges ..............       277,500        277,900
                                                     -----------    -----------
                                                     $ 4,133,800      3,720,900
                                                     ===========    ===========

LIABILITIES
 Current liabilities:
  Short-term debt ................................   $    49,300         82,700
  Current portion of long-term debt ..............        25,300         17,200
  Accounts payable and accrued expenses ..........       528,500        425,800
  Income taxes ...................................        46,600         14,300
                                                     -----------    -----------
   Current liabilities ...........................       649,700        540,000
  Long-term debt .................................       622,300        547,300
  Deferred income taxes ..........................       243,600        286,000
  Other liabilities and deferred credits .........       365,300        263,300
                                                     -----------    -----------
                                                       1,880,900      1,636,600
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES
 (SEE NOTES 19 AND 20)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..        65,300         62,200
                                                     -----------    -----------
COMMON SHAREHOLDERS' EQUITY
 Common shares, par value $6.25; 100,000
   shares authorized; 70,672 outstanding
   (1993 - 70,531) after deducting 4,503 shares
   (1993 - 4,657) held in treasury ...............       441,700        440,800
 Capital in excess of par value ..................        84,500         83,100
 Retained earnings ...............................     1,770,300      1,618,500
 Cumulative translation adjustments and other ....      (108,900)      (120,300)
                                                     -----------    -----------
                                                       2,187,600      2,022,100
                                                     -----------    -----------
                                                     $ 4,133,800      3,720,900
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------
(In thousands)

                                               1994          1993          1992
                                         ----------    ----------    ----------

OPERATING ACTIVITIES
 Net income ..........................   $  271,000       187,900       221,700
 Adjustments to reconcile net income
  to cash flow from operations:
  Depreciation, depletion and
   amortization ......................      195,300       187,100       162,300
  Deferred income taxes ..............      (28,300)       29,500        19,300
  Equity earnings net of dividends
   received ..........................       (4,400)          400         4,600
  Provision for environmental costs
   and asset dispositions ............      140,200          --            --
  Cumulative effect of accounting
   changes ...........................         --            --          79,900
                                         ----------    ----------    ----------
    Cash flow from operations ........      573,800       404,900       487,800
 Adjustments to reconcile cash flow
  from operations to net cash provided
  by operating activities:
  Changes in current assets and
   liabilities:
    (Increase) decrease in accounts
     receivable ......................     (138,600)         (600)      (40,400)
    (Increase) decrease in inventories      (35,400)       (2,400)       (6,700)
    (Increase) decrease in supplies ..        1,600        (1,100)       (1,700)
    (Increase) decrease in prepaid
     expenses ........................       (3,400)        3,000        (6,500)
    (Increase) decrease in deferred
     income taxes ....................       (3,200)       (2,800)       (1,300)
    Increase (decrease) in interest
     payable .........................          500         1,100         2,600
    Increase (decrease) in other
     accounts payable ................       88,200        30,500         8,700
    Increase (decrease) in income
     taxes ...........................       32,200       (20,600)        4,800
    Increase (decrease) in other
     accrued expenses ................       22,100       (14,400)       20,200
  Gain from subsidiary's stock
   issuance ..........................       (1,900)         --         (36,400)
  Other adjustments, net .............        6,700       (12,600)         (400)
                                         ----------    ----------    ----------
    Net cash provided by operating
     activities ......................      542,600       385,000       430,700
                                         ----------    ----------    ----------
INVESTING ACTIVITIES
 Capital outlays .....................     (355,000)     (387,200)     (270,800)
 Capitalized interest ................      (20,700)      (17,500)       (7,900)
 Investment in subsidiaries ..........      (77,300)       (3,800)      (58,600)
 Proceeds from asset sales ...........       19,300         4,200         8,200
 Proceeds from subsidiary's stock
  issuance ...........................        8,000         6,700        41,900
 Other ...............................         (800)       (3,000)         --
                                         ----------    ----------    ----------
    Net cash used in investing
     activities ......................     (426,500)     (400,600)     (287,200)
                                         ----------    ----------    ----------
FINANCING ACTIVITIES
 Increase in debt ....................      185,600       313,700       200,700
 Payment of debt .....................     (137,100)     (153,000)     (187,500)
 Common dividends ....................     (119,200)     (116,100)     (113,000)
 Debt issue costs ....................       (7,500)      (25,800)         --
 Purchase of common shares ...........       (3,900)       (5,600)         --
 Other ...............................       (2,900)        7,000        25,000
                                         ----------    ----------    ----------
    Net cash provided by (used in)
     financing activities ............      (85,000)       20,200       (74,800)
                                         ----------    ----------    ----------
INCREASE IN CASH AND SHORT-TERM
 INVESTMENTS .........................       31,100         4,600        68,700
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR ...................      255,800       251,200       182,500
                                         ----------    ----------    ----------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF YEAR .............................   $  286,900       255,800       251,200
                                         ==========    ==========    ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------
(Dollar amounts in tables stated in thousands except as noted)

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

         The combined cumulative effect of accounting changes from the adoption of these three accounting standards was a one-time transition charge of $111.1 million before taxes ($79.9 million, or $1.13 per common share, after taxes). The disclosures for these accounting changes are included in Note 17 for SFAS No. 106, Note 6 for SFAS No. 109 and Note 18 for SFAS No. 112.

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Interests in mining joint ventures in which the Corporation owns more than 50 percent are reported using the proportional consolidation method. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "Minority interests in consolidated subsidiaries." All material intercompany balances and transactions are eliminated.

         Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned are carried at cost.

Foreign Currency Translation. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in a separate component of common shareholders' equity. For the translation of the financial statements of certain foreign subsidiaries dealing predominantly in U.S. dollars and for those affiliates operating in highly inflationary economies, assets and liabilities receivable or payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

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

         The principal depreciation methods used are the units of production method for mining, smelting and refining operations and, for other operations, the straight-line method based upon the estimated lives of specific classes or groups of depreciable assets. Upon disposal of assets depreciated on a group basis, cost less salvage is charged to accumulated depreciation.

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

Goodwill. Included in "Other assets and deferred charges" are costs in excess of the net assets of businesses acquired. These amounts are amortized on a straight-line basis over periods of 15 to 40 years. The Corporation evaluates its long-term assets and identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.

Hedging Programs. The Corporation does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage well defined commodity price and foreign exchange risks.

         The Corporation may periodically use various price protection programs to ameliorate the adverse effect of price fluctuations on a portion of its copper production. The costs of programs that guarantee a minimum price over a specified period are amortized on a straight-line basis over that period. Gains and losses from programs that effectively establish price ranges for future production are recognized in income during the periods affected. Any net premiums paid for programs that effectively establish price ranges for future production are amortized on a straight-line basis over the period the hedge is designed to protect.

         The Corporation periodically enters into forward exchange contracts to hedge certain recorded transactions denominated in foreign currencies and enters into currency option contracts to hedge certain firm commitments and other anticipated foreign currency transactions. The objective of the Corporation's foreign currency hedging program is to protect the Corporation from the risk that the eventual dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. Deferred gains and losses on option contracts are recognized in income when the underlying hedged transaction is recognized or when a previously anticipated transaction is no longer expected to occur. Changes in market value of forward exchange contracts and certain option contracts protecting anticipated transactions are recognized in the period incurred.

         The Corporation may enter into interest rate agreements to limit the effect of increases in the interest rates on any floating rate debt. The costs associated with such agreements are amortized to interest expense over the term of the agreement.

Income Taxes. In addition to charging income for taxes actually paid or payable, the provision for taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Postretirement Benefits Other Than Pensions. The Corporation has several postretirement health care and life insurance benefit plans covering most of its U.S. employees and in some cases employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. Effective January 1, 1992, the Corporation began accounting for these benefits on an accrual basis. The Corporation's funding policy provides that payments shall be at least equal to its cash basis obligation, plus additional amounts that may be approved by the Corporation from time to time.

Postemployment Benefits. The Corporation has certain postemployment benefit plans covering most of its U.S. employees and in some cases employees of international subsidiaries. The benefit plans may provide severance, disability, supplemental health care, life insurance or other welfare benefits. Effective January 1, 1992, the Corporation began accounting for these benefits on an accrual basis. The Corporation's funding policy provides that payments shall be at least equal to its cash basis obligation, plus additional amounts that may be approved by the Corporation from time to time.

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

Reclassification. Beginning in 1994, minority interests in the income of consolidated subsidiaries have been excluded from operating income whereas prior to 1994 they were included therein. For comparative purposes, these and certain other prior year amounts have been reclassified to conform to the current year presentation.

2. PROVISION FOR ENVIRONMENTAL COSTS AND ASSET DISPOSITIONS
In the 1994 fourth quarter, the Corporation recorded non-recurring pre-tax charges of $140.2 million reflecting additional provisions of $98.7 million before taxes for estimated future costs associated with environmental matters primarily in Phelps Dodge Mining Company and $41.5 million before taxes for estimated losses, primarily in Phelps Dodge Industries, on the disposition of certain operating facilities. These charges reduced net income by $91.7 million, or $1.29 per common share, after taxes.

         The pre-tax charge of $98.7 million for estimated future costs associated with environmental matters comprised $88.9 million applicable to Phelps Dodge Mining Company, $8.6 million applicable to Phelps Dodge Industries and $1.2 million applicable to Corporate and other. As a result of these 1994 environmental charges and balances remaining from previously provided charges for environmental costs, the Corporation's reserves for such costs totaled $168.9 million at December 31, 1994 (see Note 1 to the Consolidated Financial Statements for further information concerning the Corporation's policy for recording environmental obligations).

         The pre-tax charge of $41.5 million associated with the disposition of certain operating facilities included $36.0 million for Phelps Dodge Industries and $5.5 million for Phelps Dodge Mining Company issues. The portion of the charge attributable to Phelps Dodge Industries comprised a provision of $20.0 million for the impairment of value of Hudson International Conductors, a loss of $7.0 million on the sale of the Corporation's 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V., and a provision of $9.0 million for the closure of Columbian Chemicals Company's plant in Hamburg, Germany.

         Also included in the provision for environmental costs and asset dispositions for the full year 1994 was a second quarter provision for the sale of Phelps Dodge Mining Company's interest in its Santa Gertrudis gold property in Mexico and its Olinghouse gold property in Nevada. The combined net loss on the sale of these interests was $17.5 million before taxes. This charge reduced net income by $11.2 million, or 16 cents per common share, after taxes.


3.    EQUITY EARNINGS AND INVESTMENTS AND LONG-TERM RECEIVABLES
Equity earnings (losses) were as follows:

- ----------------------------------------------------------------------------

                                                   1994        1993        1992
                                               --------    --------    --------

International wire and cable manufacturers .   $  1,700       3,300       3,700
Black Mountain .............................      6,000        (600)     (1,600)
Santa Gertrudis ............................       (600)     (3,300)       (700)
Other ......................................      1,500         600        (800)
                                               --------    --------    --------
                                               $  8,600        --           600
                                               ========    ========    ========

- ----------------------------------------------------------------------------

         Dividends were received as follows:
- ----------------------------------------------------------------------------

                                                        1994      1993      1992
                                                      ------    ------    ------

Equity investments:
 International wire and cable
  manufacturers ..................................    $1,400       400     5,300
 Black Mountain ..................................     2,900      --        --
                                                      ------    ------    ------
                                                      $4,300       400     5,300
                                                      ======    ======    ======
Cost basis investments:
 Southern Peru Copper Corporation (16.25%) .......    $3,500     2,900     2,400
 Other ...........................................       400       600       800
                                                      ------    ------    ------
                                                      $3,900     3,500     3,200
                                                      ======    ======    ======

- ----------------------------------------------------------------------------

         Investments and long-term receivables were as follows:
- ----------------------------------------------------------------------------

                                                      1994       1993       1992
                                                  --------   --------   --------
Equity basis:
 International wire and cable
  manufacturers ...............................   $ 18,500     38,300     35,500
 Black Mountain ...............................     12,800     10,200     12,100
 Santa Gertrudis ..............................       --        3,000      6,200
 Other ........................................     11,100      9,300      8,900
Cost basis:
 Southern Peru Copper Corporation (16.25%) ....     13,200     13,200     13,200
 Other ........................................     26,400     41,400     17,900
                                                  --------   --------   --------
                                                  $ 82,000    115,400     93,800
                                                  ========   ========   ========

- ----------------------------------------------------------------------------
     Retained earnings of the Corporation include undistributed earnings of equity investments of (in millions): 1994 - $58.6; 1993 - $54.3; 1992 - $54.7.

         Condensed financial information for companies in which the Corporation has equity basis investments together with majority-owned foreign subsidiaries previously accounted for on an equity basis is as follows:

- ----------------------------------------------------------------------------

                                           1994            1993            1992
                                      ---------       ---------       ---------

Sales ..........................      $ 637,200         637,200         567,300
Net income .....................         46,000          36,700          36,100
- -------------------------------------------------------------------------------

Net current assets .............      $  63,300          44,700          64,300
Fixed assets, net ..............        249,500         292,300         266,400
Long-term debt .................        (39,000)        (64,900)        (73,200)
Other assets, net ..............         (2,500)         27,500          37,700
                                      ---------       ---------       ---------
Net assets .....................      $ 271,300         299,600         295,200
                                      =========       =========       =========

- -------------------------------------------------------------------------------

4.    GAIN FROM SUBSIDIARY'S STOCK ISSUANCE
In May 1994, certain investors acquired an 8 percent interest in Alcave, the Corporation's majority-owned affiliate in Venezuela, for $8.0 million. As a result of this transaction, the Corporation's ownership interest in Alcave was reduced from 87 percent to approximately 80 percent. The Corporation recognized a book gain of $1.9 million from this transaction.

         In September 1992, a subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, acquired a 20 percent interest in Compania Contractual Minera Candelaria, the Chilean contractual mining company that holds the Candelaria project, for $52.8 million. Phelps Dodge, formerly the sole owner of the company, holds the remaining 80 percent interest. Phelps Dodge's share of the Sumitomo proceeds included a $40 million purchase price plus $1.9 million in closing adjustments. Deferred income taxes were not provided by Phelps Dodge on the $36.4 million book gain because the proceeds were indefinitely reinvested in the Chilean company to help fund construction and development of the project.

5.    MISCELLANEOUS INCOME AND EXPENSE, NET
Interest income totaled $11.0 million in 1994, principally from the Corporation's short-term investments, compared with $10.9 million and $10.4 million in 1993 and 1992, respectively. Miscellaneous income in 1994 also included a pre-tax $3.5 million dividend on its 16.25 percent minority interest in Southern Peru Copper Corporation, compared with $2.9 million and $2.4 million in 1993 and 1992, respectively. Losses from changes in currency exchange rates, especially in countries with highly inflationary economies (particularly Venezuela), amounted to $6.3 million in 1994, compared with a gain of $0.1 million in 1993 and a loss of $0.7 million in 1992.

6.    INCOME TAXES
As discussed in Note 1 to the Consolidated Financial Statements, the Corporation elected early adoption of SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1992. SFAS No. 109 mandates an asset and liability approach for financial accounting and reporting of income taxes. One of the principal requirements of the standard is that changes in tax rates and laws be reflected in income from operations in the period such changes are enacted. Under the Corporation's previous accounting method, such changes were reflected over time. The new standard also requires balance sheet classification of deferred income taxes according to the balance sheet classification of the asset or liability to which the temporary difference is related. The cumulative effect on prior years of this change in accounting principle was a one-time transition charge of $10.0 million, or 14 cents per share. This charge was combined with the cumulative effect of other accounting changes (see Notes 17 and 18) and reported separately in the Consolidated Statement of Operations for the year ended December 31, 1992.

         One of the more significant effects of the standard on the Corporation is the treatment of deferred income taxes resulting from prior business combinations. As a result of the standard, Phelps Dodge increased the book value of certain purchased assets at Chino Mines Company, Columbian Chemicals Company, Accuride Corporation and Hudson International Conductors by $90.9 million as of January 1, 1992, with a corresponding increase in deferred income tax liabilities.

         Geographic sources of income before taxes, minority interests, equity in net earnings of affiliated companies, and cumulative effect of accounting changes for the years ended December 31 were as follows:

- ----------------------------------------------------------------------------

                                          1994             1993             1992
                                      --------         --------         --------

United States ...............         $298,900          258,200          352,500
Foreign .....................           76,200           47,700           75,700
                                      --------         --------         --------
                                      $375,100          305,900          428,200
                                      ========         ========         ========

- ----------------------------------------------------------------------------

         The provisions for income taxes for the years ended December 31 were as follows:

- ----------------------------------------------------------------------------

                                          1994             1993            1992
                                     ---------        ---------       ---------
Currently payable:
   Federal ...................       $  94,000           49,900          62,600
   State .....................          14,000            8,400           6,800
   Foreign ...................          25,000           18,100          25,700
                                     ---------        ---------       ---------
                                       133,000           76,400          95,100
                                     ---------        ---------       ---------
Deferred:
   Federal ...................         (27,100)          24,700          16,600
   State .....................          (2,500)           2,700           4,900
   Foreign ...................           1,300            2,100          (2,200)
                                     ---------        ---------       ---------
                                       (28,300)          29,500          19,300
                                     ---------        ---------       ---------
                                     $ 104,700          105,900         114,400
                                     =========        =========       =========

- ----------------------------------------------------------------------------

     A reconciliation of the U.S. statutory tax rate to the Corporation's effective tax rate is as follows:

- ----------------------------------------------------------------------------

                                                     1994        1993     1992
                                                    -----       -----    -----

Statutory tax rate ...............................   35.0%       35.0     34.0
Depletion ........................................  (10.6)       (4.7)    (8.0)
State and local income taxes .....................    2.0         2.5      1.9
Rate increase effect on existing temporary
 differences .....................................     --         2.0       --
Non-taxable gain .................................     --          --     (3.0)
Other items, net .................................    1.5        (0.2)     1.8
                                                    -----       -----    -----
Effective tax rate ...............................   27.9%       34.6     26.7
                                                    =====       =====    =====

- ----------------------------------------------------------------------------

         The Corporation paid federal, state, local and foreign income taxes of approximately $114 million in 1994, compared with approximately $113 million in 1993 and approximately $85 million in 1992. As of December 31, 1994, the Corporation had alternative minimum tax credits of approximately $119 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax. The Corporation also has regular foreign tax credit and alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $6 million and $31 million, which begin to expire in 1995.

         The Corporation's federal income tax returns for the years 1990 and 1991 are currently under examination. The Corporation has received proposed assessments from the Internal Revenue Service, relating to the Corporation's federal income tax liability for the years 1988 and 1989, and from the State of New Mexico relating to the Corporation's New Mexico state income tax liability for the years 1989 and 1990. The Corporation is contesting both of these proposals. Management believes that it has made adequate provision so that the final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

         Deferred income tax assets and (liabilities) comprised the following at December 31:

- ----------------------------------------------------------------------------

                                                           1994            1993
                                                     ----------      ----------

Minimum tax credits ............................     $  119,000         110,300
Postretirement and postemployment benefits .....         49,300          46,200
Reserves .......................................         85,800          41,300
Mining costs ...................................         19,800            --
Other ..........................................         13,100           8,200
                                                     ----------      ----------
  Deferred tax assets ..........................        287,000         206,000
                                                     ----------      ----------
Depreciation ...................................       (452,000)       (426,000)
Mining properties ..............................        (13,500)        (10,600)
Exploration and mine development costs .........         (8,800)        (10,100)
Pensions .......................................        (15,500)         (7,400)
Inventories ....................................         (2,200)         (2,500)
                                                     ----------      ----------
  Deferred tax liabilities .....................       (492,000)       (456,600)
                                                     ----------      ----------
                                                     $ (205,000)       (250,600)
                                                     ==========      ==========

- ----------------------------------------------------------------------------
         Income taxes have not been provided on the Corporation's share ($236 million) of undistributed earnings of those manufacturing and mining interests abroad over which the Corporation has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Corporation or a U.S. affiliate, or if the Corporation should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional U.S. tax that might be payable on the foreign earnings; however, the Corporation believes that U.S. foreign tax credits would largely eliminate any U.S. tax. Additional foreign withholding taxes which would be payable if all of the earnings were remitted as dividends are estimated to be $31.5 million.

7.    INVENTORIES AND SUPPLIES
Inventories are as follows (in millions):

- ----------------------------------------------------------------------------

                                                    Phelps   Phelps
                                                     Dodge    Dodge
                                                    Mining  Industries     Total
                                                    ------  ----------     -----

1994:
  Metals and other raw materials .............     $ 98.4       78.2      176.6
  Work in process ............................        2.1       13.2       15.3
  Finished manufactured goods ................        --        69.4       69.4
  Other ......................................        4.3        0.7        5.0
                                                   -------     ------     ------
                                                   $104.8      161.5      266.3
                                                   ======     ======      ======

1993:
  Metals and other raw materials .............     $ 73.0       69.2      142.2
  Work in process ............................        2.0       14.1       16.1
  Finished manufactured goods ................        --        62.4       62.4
  Other ......................................        4.7        --         4.7
                                                   -------     ------     ------
                                                   $ 79.7      145.7      225.4
                                                  =======     ======     ======

- ----------------------------------------------------------------------------

         Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $111 million and $101 million at December 31, 1994 and 1993, respectively.

         Supplies in the amount of $110.7 million and $103.3 million at December 31, 1994 and 1993, respectively, are stated net of a reserve for obsolescence of $14.0 million and $12.7 million, respectively.

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprise the following (in millions):

- ----------------------------------------------------------------------------

                                                              1994          1993
                                                          --------      --------

Buildings, machinery and equipment ................      $4,060.9       3,717.5
Mining properties .................................         129.1         129.6
Capitalized mine development ......................         283.9         267.7
Land and water rights .............................          72.5          63.3
                                                          --------      --------
                                                          4,546.4       4,178.1
Less accumulated depreciation, depletion
 and amortization .................................       1,980.0       1,837.9
                                                          --------      --------
                                                         $2,566.4       2,340.2
                                                          ========      ========

- -------------------------------------------------------------------------------

     The net increases in property, plant and equipment of $226.2 million in 1994 and $231.6 million in 1993 are summarized below (in millions):

- ----------------------------------------------------------------------------

                                                             1994          1993
                                                         --------      --------

Balance at beginning of year ......................     $2,340.2       2,108.6
                                                         --------      --------
Capital expenditures ..............................        355.0         387.2
Depreciation, depletion and amortization ..........       (190.2)       (181.6)
Property, plant and equipment of acquired
 companies ........................................         69.8          23.7
Currency translation adjustments and other ........         (8.4)          2.3
                                                         --------      --------
                                                           226.2         231.6
                                                         --------      --------
Balance at end of year ............................     $2,566.4       2,340.2
                                                         ========      ========

- ----------------------------------------------------------------------------

9.    OTHER ASSETS AND DEFERRED CHARGES
Other assets and deferred charges are as follows (in millions):

- ----------------------------------------------------------------------------

                                                               1994         1993
                                                             ------       ------

Goodwill, less accumulated amortization
 (1994 - $30.1; 1993 - $29.8) * .....................       $125.2        142.1
Employee benefit plans ..............................         92.6         82.0
Debt issue costs ....................................         32.8         26.9
Intangible pension asset ............................         18.0         17.0
Other intangible assets .............................          4.1          4.5
Other ...............................................          4.8          5.4
                                                             ------       ------
                                                            $277.5        277.9
                                                             ======       ======
- ------------

* During 1994, goodwill was reduced by $13.7 million for the impairment of value of Hudson International Conductors (another $6.3 million was charged directly to fixed assets for a total write-down of $20.0 million). This charge reflects the unfavorable change in market conditions for Hudson, particularly in the defense sector, that is now considered permanent. The Corporation is currently evaluating alternatives for the restructuring of Hudson.

- ----------------------------------------------------------------------------

10.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses are as follows (in millions):
- ----------------------------------------------------------------------------

                                                               1994         1993
                                                             ------        -----

Accounts payable ....................................       $303.5        218.6
Employee benefit plans ..............................         39.5         38.9
Insurance and loss reserves .........................         11.4         29.5
Salaries, wages and other compensation ..............         30.3         25.4
Environmental reserves ..............................         42.1         24.0
Smelting, refining and freight ......................         15.1         16.2
Other accrued taxes .................................         14.6         14.2
Shutdown, relocation and restructuring ..............         11.4         13.9
Interest * ..........................................         12.4         12.7
Candelaria development ..............................          6.8          8.0
Returnable containers ...............................          4.9          5.0
Other ...............................................         36.5         19.4
                                                             ------        -----
                                                            $528.5        425.8
                                                             ======        =====
- ------------

* Interest paid by the Corporation in 1994 was $58.5 million, compared with $54.9 million in 1993 and $44.1 million in 1992.
- ----------------------------------------------------------------------------

11.   OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits are as follows (in millions):

- ----------------------------------------------------------------------------

                                                                1994       1993
                                                              ------      -----

Postretirement and postemployment benefit plans
 (see Notes 17 and 18) ..................................     $139.4      129.9
Other employee benefit plans ............................       63.9       67.6
Environmental reserves ..................................      124.9       50.0
Shutdown, relocation and restructuring ..................       13.1        9.3
Insurance and loss reserves .............................       20.9        4.0
Other ...................................................        3.1        2.5
                                                               ------     -----
                                                              $365.3      263.3
                                                               ======     =====

- ----------------------------------------------------------------------------
12.   LONG-TERM DEBT AND OTHER FINANCING
Long-term debt due after one year is summarized below (in millions):

- ----------------------------------------------------------------------------

                                                                  1994      1993
                                                                ------     -----

7.75% Notes due 2002 ......................................    $100.0     100.0
7.96% Notes due 1998-2000 .................................      50.0      50.0
Air Quality Control Obligations:
 5.45% Notes due 2009 .....................................      81.1       --
 5.75% to 6.25% Series A and B notes due 1995-2004 ........       --       81.1
 6.50% Installment sale obligations due 2013 ..............      90.0      90.0
Candelaria ................................................     235.4     164.7
Ojos del Salado ...........................................       8.0       --
Columbian Tiszai Carbon Ltd ...............................      30.0      33.5
Columbian Carbon Spain, S.A ...............................      13.0       --
Phelps Dodge International ................................      11.3      14.4
Accuride Canada ...........................................       --        6.0
Other .....................................................       3.5       7.6
                                                                ------     -----
                                                               $622.3     547.3
                                                                ======     =====

- ----------------------------------------------------------------------------

     Annual maturities of debt outstanding at December 31, 1994, are as follows (in millions): 1995 - $25.3; 1996 - $16.8; 1997 - $37.7; 1998 - $50.9; 1999 -
$55.4.

     During 1993, the Corporation refunded its 7 percent installment sale obligations due in the years 1994 through 2004 through the issuance of $90 million of 6.50 percent obligations due 2013. On January 19, 1994, the Corporation issued $81.1 million of 5.45 percent obligations due 2009; the proceeds from the issue were used to retire its 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004 on March 1, 1994.

         The Corporation entered into a new revolving credit agreement with several lenders on June 30, 1993, at which time it terminated its then existing credit agreement. The agreement was amended on October 31, 1994. The new agreement, as amended, permits borrowings of up to $200 million from time to time until its maturity on October 31, 1999. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of one-eighth of 1 percent of total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 40 percent of total consolidated capitalization. There were no borrowings under the current or the previous agreement at either December 31, 1994, or December 31, 1993.

         The Corporation had other lines of credit totaling $100.0 million at December 31, 1994, compared with $90.5 million at December 31, 1993. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1994, or December 31, 1993.

         The Corporation had $49.3 million in short-term borrowings, all by its international operations, at December 31, 1994, compared with $82.7 million at December 31, 1993. The weighted average interest rate on this debt at December 31, 1994, and December 31, 1993, was 14.9 percent and 9.9 percent, respectively.

         As of December 31, 1994, the Corporation's 80 percent owned Compania Contractual Minera Candelaria subsidiary had drawn down all $290 million under its limited-recourse debt project financing agreements to finance construction of the Candelaria copper project in Chile. Under the proportional consolidation method, the Corporation reflects 80 percent of this amount in its financial statements. These borrowings are limited recourse to the Corporation prior to satisfaction of certain completion tests, and non-recourse thereafter. This $290 million of 13-year financing includes $200 million of floating rate dollar denominated debt (with a rate based on the six-month London Interbank Offered Rate (LIBOR)), $60 million of fixed rate dollar denominated debt, and $30 million of floating rate debt denominated in Chilean pesos (with a rate based on the 90-day Tasa Activa Bancaria), with a nine and one-half year repayment period that starts in 1997.

         The Corporation also caused Candelaria to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate dollar denominated debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month LIBOR exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

         In December 1994, Columbian Chemicals, through its wholly owned subsidiary, Columbian Carbon Spain, S.A., acquired for approximately $25 million the assets of a carbon black plant in Santander, Spain; $13 million of the purchase price was financed through borrowings from Barclays Bank, S.A. This facility is floating rate debt denominated in Spanish pesetas and matures in the years 1995 through 2000. These borrowings are fully with recourse to the Corporation.

         In December 1994, Phelps Dodge Mining Company, through its wholly owned subsidiary, Compania Contractual Minera Ojos del Salado S.A. de C.V., borrowed $10.4 million under facilities from the Bank of Nova Scotia to fund working capital requirements and capital expenditures. This facility is floating rate dollar denominated debt and matures in the years 1995 through 1999. These borrowings are with recourse to the Corporation except in the event of political force majeure.

         The Corporation's 60 percent owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., has borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are with recourse to Columbian Chemicals Company prior to satisfaction of certain completion tests, and non-recourse thereafter. The OPIC facility is a $24.5 million fixed rate dollar borrowing bearing interest rates of between 8.01 percent and 9.15 percent, while the EBRD $9 million loan is a floating rate dollar borrowing. These borrowings mature in the years 1995 through 2001.

13.   SHAREHOLDERS' EQUITY
Changes in common shareholders' capital accounts are summarized below:

- ----------------------------------------------------------------------------

                                                  Common Shares
                                                  -------------       Capital in
                                             Shares     Par value      excess of
                                              (000s)        $6.25      par value
                                             -------    ---------     ----------

Balance at December 31, 1991 .........       34,811     $ 217,500     $ 281,000
 Adjustment for two-for-one stock
  split ..............................       35,019       218,900      (218,900)
 Stock options exercised .............          535         3,300        17,900
 Restricted shares activity
  and other ..........................            9           100           600
                                          ---------     ---------     ---------
Balance at December 31, 1992 .........       70,374       439,800        80,600
 Stock options exercised .............          236         1,500         5,300
 Shares purchased ....................         (130)         (800)       (4,700)
 Restricted shares granted ...........           51           300         1,900
                                          ---------     ---------     ---------
Balance at December 31, 1993 .........       70,531       440,800        83,100
 Stock options exercised .............          216         1,400         4,600
 Shares purchased ....................          (76)         (500)       (3,400)
 Restricted shares granted ...........           14           100           700
 Restricted shares terminated ........          (13)         (100)         (500)
                                          ---------     ---------     ---------
Balance at December 31, 1994 .........       70,672     $ 441,700     $  84,500
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

         During 1994, the Corporation purchased 76,000 of its common shares under a 4 million common share buy-back program initiated in September 1989 (numbers of shares have been revised to give effect to the two-for-one stock split in May 1992). The Corporation purchased a total of 2,449,000 of its common shares under this program through December 31, 1994. These purchased shares were restored to the treasury.

     The Corporation has 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1994, or December 31, 1993.

14.   STOCK OPTION PLANS; RESTRICTED STOCK
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1979, 1987 and 1993. In each case, the option price equals the fair market value of the common shares on the day of the grant. The options include limited stock appreciation rights under which an optionee has the right, in the event common shares are purchased pursuant to a third party tender offer or in the event a merger or similar transaction in which the Corporation shall not survive as a publicly held corporation is approved by the Corporation's shareholders, to relinquish the option and to receive from the Corporation an amount per share equal to the excess of the price payable for a common share in such offer or transaction over the option price per share.

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

         At December 31, 1994, options for 886 shares, 905,791 shares, 40,555 shares and 303,479 shares were exercisable under the 1979 plan, the 1987 plan, the 1989 plan and the 1993 plan, respectively, at average prices of $9.76, $38.90, $34.84 and $46.02 per share. In addition, 12,800 shares of Restricted Stock issued under the 1987 plan and 55,226 shares of Restricted Stock issued under the 1993 plan were outstanding at December 31, 1994. Also at December 31, 1994, 3,538,430 shares were available for option grants (including 947,774 shares as restricted stock awards) under the 1993 plan (plus an additional 734,505 shares that may be issued as reload options) and 102,735 shares were available for option grants under the 1989 plan. These amounts are subject to future adjustment. No further options may be granted under the 1987 plan or the 1979 plan.

         Changes during 1992, 1993 and 1994 in options outstanding for the combined plans were as follows:

- ----------------------------------------------------------------------------

                                                                 Average option
                                                      Shares    price per share
                                                      ------     -----------

Outstanding at December 31, 1991
 (before stock split) .............................  1,077,974      $ 56.38
    Granted .......................................     83,633        78.87
    Exercised .....................................   (287,901)       52.02
    Expired or terminated .........................     (2,668)       57.24
  Adjustment for two-for-one stock split ..........    871,038          N/A
  Post-stock split:
    Granted .......................................    772,157        47.27
    Exercised .....................................   (496,161)       29.75
    Expired or terminated .........................    (42,222)       30.28
                                                      --------
Outstanding at December 31, 1992
 (after stock split) ..............................  1,975,850        36.78
  Granted .........................................    831,896        45.11
  Exercised .......................................   (377,203)       28.03
  Expired or terminated ...........................    (50,982)       41.37
                                                     ---------
Outstanding at December 31, 1993
 (after stock split) ..............................  2,379,561        40.88
  Granted .........................................    961,087        58.35
  Exercised .......................................   (479,660)       37.32
  Expired or terminated ...........................    (28,802)       44.34
                                                     ---------
Outstanding at December 31, 1994
 (after stock split) ..............................  2,832,186        47.38
                                                     =========

- ----------------------------------------------------------------------------

         Changes during 1992, 1993 and 1994 in Restricted Stock were as follows:

- ----------------------------------------------------------------------------

                                                                         Shares
                                                                         ------

Outstanding at December 31, 1991 ............................            52,300
  Adjustment for two-for-one stock split ....................            46,200
  Granted ...................................................            16,900
  Terminated ................................................            (3,600)
  Released ..................................................           (32,200)
                                                                       --------
Outstanding at December 31, 1992 ............................            79,600
  Granted ...................................................            51,000
  Released ..................................................           (30,400)
                                                                       --------
Outstanding at December 31, 1993 ............................           100,200
  Granted ...................................................            14,226
  Terminated ................................................           (13,000)
  Released ..................................................           (33,400)
                                                                       --------

Outstanding at December 31, 1994 ............................            68,026
                                                                       ========

- ----------------------------------------------------------------------------

15.   CUMULATIVE TRANSLATION ADJUSTMENTS
Changes in the cumulative translation adjustments account during 1992, 1993 and 1994 are summarized below (in millions):

- ----------------------------------------------------------------------------

                                                          Cumulative translation
                                                            adjustments account
                                                            -------------------

Balance at December 31, 1991 ...............................           $ (71.1)
  Aggregate adjustment for 1992 ............................             (17.9)
                                                                        -------
Balance at December 31, 1992 ...............................             (89.0)
  Aggregate adjustment for 1993 ............................             (12.2)
                                                                        -------
Balance at December 31, 1993 ...............................            (101.2)
  Aggregate adjustment for 1994 ............................               7.4
                                                                        -------

Balance at December 31, 1994 ...............................           $ (93.8)
                                                                        =======

- ----------------------------------------------------------------------------

16.   PENSION PLANS
The Corporation has several non-contributory employee defined benefit pension plans covering substantially all U.S. employees. Employees covered under the salaried defined benefit pension plans are eligible to participate upon the completion of one year of service, and benefits are based upon final average salary and years of service. Employees covered under the remaining plans are generally eligible to participate at the time of employment, and benefits are generally based on a fixed amount for each year of service. Employees are vested in the plans after five years of service. The Corporation also maintains pension plans for certain employees of international subsidiaries following the legal requirements in those countries.

         In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans).

         The status of employee pension benefit plans at December 31 is summarized below (in millions):

- ----------------------------------------------------------------------------

                                                                                 Overfunded                        Underfunded
                                                                                    Plans                                Plans
                                                                                 -----------                        -----------
                                                                           1994              1993             1994             1993
                                                                            ----             ----             ----             ----
Actuarial present value of projected
 benefit obligation, based on employment
 service to date and current salary levels:
  Vested employees .............................................          $  254              278              205              226
  Non-vested employees .........................................              14               12               17               17
                                                                          ------           ------           ------           ------
  Accumulated benefit obligation ...............................             268              290              222              243
  Additional amounts related to projected
   salary increases ............................................              31               24                7                9
                                                                          ------           ------           ------           ------
  Total projected benefit obligation ...........................             299              314              229              252

Plan assets at fair value ......................................             357              371              176              184
                                                                          ------           ------           ------           ------
Projected pension benefit obligation in
 excess of (less than) plan assets .............................             (58)             (57)              53               68
Unamortized net asset (liability)
  existing at January 1, 1985 ..................................              13               19               (4)              (6)
Unrecognized prior service cost ................................             (15)             (13)             (13)             (11)
Unrecognized net loss from
 actuarial experience ..........................................             (10)              (7)             (17)             (28)
                                                                          ------           ------           ------           ------
Accrued (prepaid) pension cost .................................          $  (70)             (58)              19               23
                                                                          ======           ======           ======           ======

- ----------------------------------------------------------------------------

         The Corporation's pension plans were valued between November 1, 1993, and January 1, 1994, and the obligations were projected to, and the assets were valued as of, the end of 1994. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

         The components of net periodic pension cost were as follows (in millions):

- ----------------------------------------------------------------------------

                                                        1994     1993     1992
                                                       ------   ------   ------

Benefits earned during the year ...................   $ 12.6     10.8      9.8
Interest accrued on projected benefit
 obligation .......................................     40.1     40.8     39.5
Return on assets - actual .........................     (0.4)   (68.0)   (63.2)
                 - unrecognized gain (loss) .......    (51.2)    17.5     15.7
Net amortization ..................................      1.2      0.5      0.3
                                                       ------   ------   ------
   Net periodic pension cost for the year .........   $  2.3      1.6      2.1
                                                       ======   ======   ======

- ----------------------------------------------------------------------------

         Assumptions used to develop the net periodic pension cost included a
7.25 percent discount rate in 1994, compared with a discount rate of 8.5 percent in 1993 and 1992. An expected long-term rate of return on assets of 9.5 percent and a rate of increase in compensation levels of 4 percent were used for 1994, compared with rates of 10 percent and 5 percent, respectively, for both 1993 and 1992. For the valuation of pension obligations, the discount rate at the end of 1994 was 8.5 percent, increased from 7.25 percent in 1993 and equivalent to the discount rate at the end of 1992, and the rate of increase in compensation levels was 4 percent, the same as 1993 and a reduction from 5 percent in 1992.

         The Corporation recognizes a minimum liability in its financial statements for its underfunded plans. "Other liabilities and deferred credits" at December 31, 1994, included $40 million relating to this minimum liability, compared with $43 million at December 31, 1993. This amount was offset by an $18 million intangible asset, a $13 million reduction in "Common Shareholders' Equity" and a $9 million deferred tax benefit at December 31, 1994, compared with a $17 million intangible asset, a $16 million reduction in "Common Shareholders' Equity" and a $10 million deferred tax benefit at December 31, 1993.

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

17.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
As discussed in Note 1 to the Consolidated Financial Statements, the Corporation elected early adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1992. SFAS No. 106 requires recognition of postretirement medical and life insurance benefits on an accrual rather than cash basis. One of the principal requirements of the method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service. Under the Corporation's previous accounting method, such benefits were accounted for on a cash basis. In 1992, the Corporation elected to recognize immediately the cumulative obligation for benefits attributable to service of retired and active employees prior to 1992 rather than amortizing the cumulative obligation over future service periods. This election resulted in a one-time 1992 transition charge of $105.5 million before taxes ($66.4 million, or 94 cents per common share, after taxes). This charge was combined with the cumulative effect of other accounting changes (see Notes 6 and 18) and reported separately in the Consolidated Statement of Operations for the year ended December 31, 1992.

         Substantially all of the Corporation's U.S. employees who retire from active service on or after normal retirement age of 65 are eligible for life insurance benefits. The Corporation also provides postretirement life insurance for employees of international subsidiaries in some cases. Life insurance benefits are also available under certain early retirement programs or pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such benefits were paid out of a previously established fund maintained by an insurance company; however, a portion was paid through an insured contract. Health care insurance benefits are also provided for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Corporation.

         The status of employee postretirement benefit plans at December 31 is summarized below (in millions):

- ----------------------------------------------------------------------------

                                                                1994       1993
                                                               -----      -----
Accumulated Postretirement Benefit Obligation:
  Retirees ..............................................      $  69         69
  Fully eligible active plan participants ...............          8         18
  Other active plan participants ........................         56         49
                                                               -----      -----
  Total accumulated postretirement benefit
   obligation ...........................................        133        136

Plan assets at fair value ...............................         11         11
                                                               -----      -----
Accumulated postretirement benefit obligation in
 excess of plan assets ..................................        122        125
Unrecognized prior service cost .........................          5          9
Unrecognized net gain (loss) from actuarial
 experience .............................................          1        (13)
                                                               -----      -----
Accrued postretirement benefit cost .....................      $ 128        121
                                                               =====      =====

- ----------------------------------------------------------------------------

         The components of net periodic postretirement benefit cost were as follows (in millions):

- ----------------------------------------------------------------------------

                                                       1994      1993      1992
                                                      -----     -----     -----
Benefits attributed to service during
 the year ........................................    $   4         3         4
Interest cost on accumulated postretirement
 benefit obligation ..............................       10        10        10
Return on assets - actual ........................       (1)       (1)       (1)
Net amortization .................................       (1)       (1)       --
                                                      -----     -----     -----
Net periodic postretirement benefit cost
 for the year ....................................    $  12        11        13
                                                      =====     =====     =====

- ----------------------------------------------------------------------------

         For 1994 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 11 percent for 1995 decreasing gradually to 6.3 percent by 2010 and remaining at that level thereafter. For 1993 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 11 percent for 1994 decreasing gradually to 5.3 percent by 2010 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $13.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent for 1994, compared with 7.25 percent used for 1993. The expected long-term rate of return on plan assets was 8 percent for both years. Assumptions used to develop net periodic postretirement benefit cost included a 7.25 percent discount rate in 1994, compared with a discount rate of 8.5 percent in 1993 and 1992.

18.   POSTEMPLOYMENT BENEFITS
As discussed in Note 1 to the Consolidated Financial Statements, the Corporation elected early adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of January 1, 1992. SFAS No. 112 prescribes accounting methods for employers who provide certain benefits to former or inactive employees after employment but before retirement. Adoption of this standard resulted in a one-time 1992 transition charge of $5.6 million before taxes ($3.5 million, or 5 cents per common share, after taxes).

19.   COMMITMENTS
Rent expense for the years 1994, 1993 and 1992 was (in millions): $23.5, $26.6 and $25.1, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year totaled $69.2 million at December 31, 1994. These commitments for future periods are as follows (in millions): 1995 - $15.0; 1996 - $13.4; 1997 - $10.1; 1998 - $7.9;
1999 - $6.7; 2000 and thereafter - $16.1 million.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. See Note 21 to the Consolidated Financial Statements to which reference should be made for a fuller understanding of these arrangements with respect to expected 1995 production.

20.   CONTINGENCIES
The Corporation is from time to time involved in various legal proceedings of a character normally incident to its past and present businesses. Management does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of the Corporation on a consolidated basis.

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 36 sites.

         The amounts of the Corporation's liabilities for remedial activities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. The Corporation has probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial (see Notes 1 and 2 to the Consolidated Financial Statements for further information concerning the Corporation's environmental obligations).

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

21. DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The Corporation does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage well defined commodity price, foreign exchange and, to a lesser extent, interest rate risks, that arise out of the Corporation's core business activities. The fair values of the Corporation's derivative financial instruments, as summarized in the table that follows, are based on quoted market prices for similar financial instruments. A summary of derivative financial instruments held by the Corporation is as follows:

COPPER PRICE PROTECTION AGREEMENTS - The Corporation may periodically use various price protection programs to ameliorate the adverse effect of price fluctuations on its copper production. The Corporation's current strategy includes a combination of option contracts with several financial institutions to ensure a minimum price for a portion of its expected copper production. Approximately 95 percent of the Corporation's anticipated copper production for 1995 has been protected under such arrangements. Certain of these agreements provide for minimum 1995 quarterly average prices of 80 cents per pound for approximately 640 million pounds of copper cathode. These contracts are based on the average London Metal Exchange (LME) price each quarter. Similar contracts for 1994 covering approximately 244 million pounds of copper cathode expired as of December 31, 1994, without payment to the Corporation. In addition, other contracts effectively ensure minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound during 1995 for approximately 650 million pounds of copper cathode. The minimum prices are based on quarterly average LME prices for approximately 370 million pounds and on the annual average LME price for the remainder. The maximum prices are based on the annual average LME price for all 650 million pounds.

FOREIGN EXCHANGE CONTRACTS - The Corporation periodically enters into forward exchange contracts to hedge certain recorded transactions denominated in foreign currencies and enters into currency option contracts to hedge certain firm commitments and other anticipated foreign currency transactions. The objective of the Corporation's foreign currency hedging activities is to protect the Corporation from the risk that the eventual dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. In hedging one transaction, the Corporation's foreign exchange hedging strategy may, in certain circumstances, require the use of a number of offsetting currency option contracts to minimize the cost of the underlying hedge. Thus, the notional principal amount, which represents the arithmetic sum of all outstanding foreign currency hedging instruments, is not a measurement of risk to the Corporation from the use of derivative financial instruments. At December 31, 1994, the Corporation had protection in place for approximately $95 million of recorded and anticipated foreign currency transactions through the use of forward exchange contracts and currency option contracts with an aggregate notional principal amount of approximately $306 million. The forward exchange contracts and currency option contracts acquired by the Corporation have maturities of less than one year. Deferred unrealized losses were approximately $0.9 million at December 31, 1994.

INTEREST RATE PROTECTION AGREEMENT - The Corporation has caused its Candelaria copper project in Chile to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the interest rate on its $200 million floating rate dollar denominated debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

CREDIT RISK - The Corporation is exposed to credit loss in the event of nonperformance by counterparties to its price protection, forward foreign exchange and interest rate protection agreements. To minimize the risk of credit loss, the Corporation deals only with highly rated financial institutions and monitors the credit worthiness of these institutions on a continuing basis. The Corporation does not anticipate nonperformance by any of these counterparties.

         The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

         Cash and short-term investments -- the carrying amount is a reasonable estimate of the fair value because of the short maturity of those instruments.

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

         Standby letters of credit and financial guarantees -- the fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The Corporation has guaranteed the borrowings of certain subsidiaries totaling $292.3 million. These guarantees include project financings for the Candelaria copper project in Chile and the Hungarian carbon black project; upon the satisfaction of completion requirements, those borrowings become non-recourse to the Corporation. There is no market for these guarantees and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

         The estimated fair values of the Corporation's financial instruments as of December 31, 1994, are as follows (in millions):

- -------------------------------------------------------------------------------

                                                             Carrying     Fair
                                                              Amount      Value
                                                             --------     -----

Cash and short-term investments ..........................    $286.9     286.9
Price protection arrangements
 (copper price guarantees) ...............................       8.1     (16.4)
Investments and long-term receivables (including
 amounts due within one year) for which it is practicable
 to estimate fair value *.................................      28.4      29.0
Long-term debt (including amounts due
 within one year) ........................................     647.6     622.6
Interest rate protection agreements ......................       2.5       4.0
Foreign currency exchange contracts ......................       0.5      (0.6)

- -----

* It is not practicable to estimate the fair value of investments in certain untraded foreign companies carried at historic cost. The Corporation's largest cost basis investment is its 16.25 percent interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. For the year ended December 31, 1994, SPCC reported total assets of $968.5 million, common stockholders' equity of $634.8 million, revenues of $701.7 million and net income of $91.2 million. In November 1994, SPCC filed a rgistration statement with the
     U. S. Securities and Exchange Commission for the offering of 16 million common shares of its stock to be listed on the New York Stock Exchange; however, in February 1995, the offering was withdrawn.

- ----------------------------------------------------------------------------

22.   BUSINESS SEGMENT DATA
The Corporation's business consists of two segments, Phelps Dodge Mining Company and Phelps Dodge Industries. The principal activities of each segment are described below, and the accompanying tables present results of operations and other financial information by segment and by significant geographic area.

         Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis, and produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

         Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black and synthetic iron oxide operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries; its international wire and cable manufacturing operations through Phelps Dodge International Corporation and its U.S. specialty conductor operations through Hudson International Conductors. The major portion of the sales of this segment is to customers primarily involved in the transportation industry ($642.0 million or 44 percent in 1994, compared with $602.3 million or 47 percent in 1993 and $528.0 million or 45 percent in 1992) and the electrical industry ($714.7 million or 49 percent in 1994, compared with $566.2 million or 44 percent in 1993 and $544.3 million or 46 percent in 1992).

         The Corporation's total 1994 sales include exports of $76.2 million from U.S. operations to unaffiliated foreign customers, including products sold through U.S. brokers, compared with $60.3 million in 1993 and $86.5 million in 1992. Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

         A summary of segment data by business segment for the years 1994, 1993 and 1992 is as follows (see Note 2 to the Consolidated Financial Statements for the effect of 1994 provisions for environmental costs and asset dispositions on operating income).

- ----------------------------------------------------------------------------
                                                                  Phelps              Phelps
                                                                  Dodge                Dodge             Corporate
                                                                  Mining             Industries          and Other           Total
                                                                  ------             ----------          ---------           -----

1994
 Sales and other operating revenues:
   Unaffiliated customers ............................        $ 1,820,700           1,468,500               --             3,289,200

   Intersegment ......................................            218,500               1,700               --               220,200

 Operating income (loss) .............................            326,400             106,100            (32,100)            400,400

 Identifiable assets at
  December 31 ........................................          2,450,200           1,423,200            260,400           4,133,800

 Depreciation, depletion and
  amortization .......................................            105,100              89,100              1,100             195,300

 Capital outlays .....................................            299,200              55,100                700             355,000

 Equity earnings .....................................              5,600               3,000               --                 8,600
- ------------------------------------------------------------------------------------------------------------------------------------

1993
 Sales and other operating revenues:
   Unaffiliated customers ............................        $ 1,320,300           1,275,600               --             2,595,900

   Intersegment ......................................            171,000               2,700               --               173,700

 Operating income (loss) .............................            227,200             129,100            (29,800)            326,500

 Identifiable assets at
  December 31 ........................................          2,105,500           1,335,700            279,700           3,720,900

 Depreciation, depletion and
  amortization .......................................            104,900              81,100              1,100             187,100

 Capital outlays .....................................            285,400             101,200                600             387,200

 Equity earnings (losses) ............................             (3,500)              3,500               --                  --
- ------------------------------------------------------------------------------------------------------------------------------------

1992
 Sales and other operating revenues:
   Unaffiliated customers ............................        $ 1,397,700           1,181,600               --             2,579,300

   Intersegment ......................................            148,400                 900               --               149,300

 Operating income (loss) .............................            366,000              85,200            (30,600)            420,600

 Identifiable assets at
  December 31 ........................................          1,910,100           1,282,100            249,000           3,441,200

 Depreciation, depletion and
  amortization .......................................             91,600              69,500              1,200             162,300

 Capital outlays .....................................            200,500              69,700                600             270,800

 Equity earnings (losses) ............................             (2,200)              2,800               --                   600
- ------------------------------------------------------------------------------------------------------------------------------------

         A summary of segment data by significant geographic area for the years 1994, 1993 and 1992 is as follows:

- -------------------------------------------------------------------------------

                                                1994          1993          1992
                                                ----          ----          ----

SALES AND OTHER OPERATING REVENUES:
 Unaffiliated customers
  United States and Canada ...........   $ 2,659,600     2,069,300     2,095,500
  Latin America ......................       346,700       274,000       222,900
  Other ..............................       282,900       252,600       260,900
                                         -----------   -----------   -----------
                                         $ 3,289,200     2,595,900     2,579,300
                                         ===========   ===========   ===========
 Intergeographic areas
  United States and Canada ...........   $     8,000         8,000         6,200
  Latin America ......................          --            --            --
  Other ..............................          --            --            --
                                         -----------   -----------   -----------
                                         $     8,000         8,000         6,200
                                         ===========   ===========   ===========
OPERATING INCOME:
 United States and Canada ............   $   359,800       282,000       347,100
 Latin America .......................        30,000        17,700        38,600
 Other ...............................        10,600        26,800        34,900
                                         -----------   -----------   -----------
                                         $   400,400       326,500       420,600
                                         ===========   ===========   ===========
IDENTIFIABLE ASSETS AT DECEMBER 31:
 United States and Canada ............   $ 2,973,800     2,751,600     2,771,000
 Latin America .......................       798,200       653,300       402,400
 Other ...............................       361,800       316,000       267,800
                                         -----------   -----------   -----------
                                         $ 4,133,800     3,720,900     3,441,200
                                         ===========   ===========   ===========

- --------------------------------------------------------------------------------

Item 9.  Disagreements on Accounting and Financial Disclosure
- -------------------------------------------------------------

         Not applicable.




                                    Part III

Items 10, 11, 12 and 13.
- -----------------------

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation" and "Other Matters" in Phelps Dodge Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 3, 1995 (the 1995 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 1995 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 1995.




                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- --------------------------------------------------------------------------

(a)   1.   Financial Statements.

      2.   Financial Statement Schedules.

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

      3.2 By-Laws of the Corporation, as amended effective September 1, 1994 (incorporated by reference to Exhibit 3.2 to the Corporation's Form 10-Q for the quarter ended September 30, 1994 (SEC File No. 1-82)).

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

      10.      Management contracts and compensatory plans and agreements.

      10.1 The Corporation's 1987 Stock Option and Restricted Stock Plan (the 1987 Plan), as amended to and including June 3, 1992, and form of Stock Option Agreement and form of Reload Option Agreement, both as modified through June 3, 1992 (incorporated by reference to Exhibit 10.2 of the Corporation's Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Restricted Stock letter under the 1987 Plan (incorporated by reference to Exhibit 10.1 to the Corporation's 1990 10-K (SEC File No. 1-82)) and the amendment thereto dated June 25, 1992 (incorporated by reference to Exhibit 10.2 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

      10.2 The Corporation's 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992 (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation's Registration Statement on Form S-8 (Reg. No. 33-34363)).

      10.3 The Corporation's 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation's 1993 Form 10-K (SEC File No. 1-82)). Form of Stock Option Agreement and form of Reload Option Agreement, both as amended through November 2, 1994, under the 1993 Plan.

               Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1,
               10.2 and 10.3 above.

      10.4 Description of the Corporation's Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation's 1993 Form 10-K (SEC File No. 1-82)).

      10.5 Deferred Compensation Agreement dated January 27, 1988 between Dr. Patrick J. Ryan and the Corporation (incorporated by reference to Exhibit 10.6 to the Corporation's 1987 Form 10-K (SEC File No. 1-82)) and amendment to such agreement dated March 17, 1989 (incorporated by reference to Exhibit 10.7 to the Corporation's 1988 Form 10-K (SEC File No. 1-82)).

      10.6 Deferred Compensation Plan for the Directors of the Corporation, amended and restated as of July 31, 1992 (incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarter ended September 30, 1992 (SEC File No. 1-82)).

      10.7 Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1995 Proxy Statement (incorporated by reference to Exhibit 10.7 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

      10.8 Form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1995 Proxy Statement (incorporated by reference to Exhibit 10.11 to the Corporation's 1988 Form 10-K (SEC File No. 1-82)).

      10.9     The  Corporation's   1992  -  1994  Long-Term   Performance  Plan
               (incorporated by reference to Exhibit 10.14 to the Corporation's 1991 Form 10-K (SEC File No. 1-82)).

      10.10 The Corporation's Retirement Plan for Directors, effective January 1, 1988 (incorporated by reference to Exhibit 10.13 to the Corporation's 1987 Form 10-K (SEC File No. 1-82)).

      10.11 The Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan (the Nonqualified Plan), as amended November 7, 1990 (incorporated by reference to Exhibit 10.14 to the Corporation's 1990 Form 10-K (SEC File No. 1-82)). Amendment, effective January 1, 1991, to the Nonqualified Plan (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended June 30, 1991 (SEC File No. 1-82)). Three amendments, one effective as of January 1, 1991, one effective as of November 15, 1993 (both incorporated by reference to Exhibit
               10.13 of the Corporation's 1993 Form 10-K (SEC File No. 1-82)), and one effective as of September 7, 1994, to the Nonqualified Plan.

     11     Statement re computation of per share earnings.

     12 Statement re computation of ratios of total debt to total capitalization.

     21     List of Subsidiaries and Investments.

     23     Consent of Price Waterhouse LLP.

     24 Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

            Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

(b)   Reports on Form 8-K:

      No current Reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1994.




                                                                   Schedule VIII

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
- ----------------------------------------------------------------------------

(In thousands)

                                                                               Additions
                                                                            -----------------
                                                      Balance at         Charged to                                         Balance
                                                      beginning          costs and                         Deduc-           at end
                                                      of period          expenses         Other            tions           of period
                                                      ---------          --------         -----            -----           ---------
Reserve deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

 December 31, 1994 ......................           $12,200             1,900              --                2,300            11,800

 December 31, 1993 ......................            10,700             1,800               600                900            12,200

 December 31, 1992 ......................            11,900             1,400              (600)             2,000            10,700



Supplies:

 December 31, 1994 ......................           $12,700               700             3,100              2,500            14,000

 December 31, 1993 ......................            16,700             3,600               200              7,800            12,700

 December 31, 1992 ......................            10,400            10,400              --                4,100            16,700


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PHELPS DODGE CORPORATION
                                                    ---------------------------
                                                              (Registrant)

March 23, 1995                             By:      Thomas M. St. Clair
                                                    --------------------
                                                    Thomas M. St. Clair
                                                    Senior Vice President
                                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Chairman of the Board, President,
                            Chief Executive Officer
                            and Director
Douglas C. Yearley          (Principal Executive Officer)     March 23, 1995
- -------------------
Douglas C. Yearley

                            Senior Vice President
                            and Chief Financial Officer
Thomas M. St. Clair         (Principal Financial Officer)     March 23, 1995
- -------------------
Thomas M. St. Clair

                            Vice President and Controller
Thomas M. Foster            (Principal Accounting Officer)    March 23, 1995
- -------------------
Thomas M. Foster

Edward L. Addison, Robert N. Burt, George C. Dillon,     )
Paul W. Douglas, William A. Franke, Paul Hazen,          )
Marie L. Knowles, Robert D. Krebs, Southwood J. Morcott, )    March 23, 1995
Gordon R. Parker, George L. Shinn, Directors             )

By:      Thomas M. St. Clair
         -------------------
         Thomas M. St. Clair
         Attorney-in-fact