Form 10-Q
period 1995-03-31
PHELPS DODGE CORP
filed 1995-05-11
CIK 78066

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


                      For the quarter ended March 31, 1995

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

Number of Common Shares outstanding at May 5, 1995:  69,542,339 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



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

                         Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                               First Quarter
                                                              --------------
                                                              1995       1994
                                                              ----       ----

SALES AND OTHER OPERATING REVENUES                         $1,033.5      694.3
                                                           --------   --------
OPERATING COSTS AND EXPENSES
   Cost of products sold                                      687.1      529.6
   Depreciation, depletion and amortization                    54.5       47.1
   Selling and general administrative expense                  30.7       25.5
   Exploration and research expense                            16.7       11.0
   Gain on asset dispositions (see Note 4)                    (26.8)        -
                                                           --------   --------
                                                              762.2      613.2
                                                           --------   --------
OPERATING INCOME                                              271.3       81.1
   Interest expense                                           (15.4)     (13.8)
   Capitalized interest                                         0.4        5.8
   Miscellaneous income and expense, net                       10.9         -
                                                           --------   --------
INCOME BEFORE TAXES, MINORITY INTERESTS AND
 EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES               267.2       73.1
   Provision for taxes on income                              (80.2)     (24.9)
   Minority interests in consolidated
    subsidiaries                                               (2.8)      (1.9)
   Equity in net earnings of affiliated
    companies                                                   1.1        2.3
                                                           --------   --------
NET INCOME                                                 $  185.3       48.6
                                                           ========   ========

EARNINGS PER SHARE                                         $   2.61       0.69
                                                           ========   ========

AVERAGE NUMBER OF SHARES OUTSTANDING                           70.9       70.9

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)
                                                              First Quarter
                                                              -------------
                                                            1995          1994
                                                            ----          ----

SALES AND OTHER OPERATING REVENUES
   Phelps Dodge Mining Company                          $  606.4         354.9
   Phelps Dodge Industries                                 427.1         339.4
                                                        --------      --------
                                                        $1,033.5         694.3
                                                        ========      ========
OPERATING INCOME (LOSS)
   Phelps Dodge Mining Company                          $  202.1          52.6
   Phelps Dodge Industries                                  78.0          36.1
   Corporate and other                                      (8.8)         (7.6)
                                                        --------      --------
                                                        $  271.3          81.1
                                                        ========      ========

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)
                                                         March 31,  December 31,
                                                           1995          1994
                                                           ----          ----
                                                       (unaudited)
ASSETS
  Cash and short-term investments, at cost               $  402.8        286.9
  Accounts receivable, net                                  541.3        489.5
  Inventories                                               266.7        266.3
  Supplies                                                  112.2        110.7
  Prepaid expenses                                           17.4         15.9
  Deferred income taxes                                      39.5         38.6
                                                         --------     --------
     Current assets                                       1,379.9      1,207.9
  Investments and long-term accounts receivable              82.8         82.0
  Property, plant and equipment, net                      2,592.4      2,566.4
  Other assets and deferred charges                         277.8        277.5
                                                         --------     --------
                                                         $4,332.9      4,133.8
                                                         ========     ========

LIABILITIES
  Short-term debt                                        $   55.1         49.3
  Current portion of long-term debt                          23.0         25.3
  Accounts payable and accrued expenses                     560.3        528.5
  Income taxes                                               67.4         46.6
                                                         --------     --------
     Current liabilities                                    705.8        649.7
  Long-term debt                                            620.8        622.3
  Deferred income taxes                                     268.0        243.6
  Other liabilities and deferred credits                    361.9        365.3
                                                         --------     --------
                                                          1,956.5      1,880.9
                                                         --------     --------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES              68.3         65.3
                                                         --------     --------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 70.1 outstanding
   (12/31/94 - 70.7)                                        437.9        441.7
  Capital in excess of par value                             54.4         84.5
  Retained earnings                                       1,923.8      1,770.3
  Cumulative translation adjustments and other             (108.0)      (108.9)
                                                         --------     --------
                                                          2,308.1      2,187.6
                                                         --------     --------
                                                         $4,332.9      4,133.8
                                                         ========     ========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                               Three months
                                                                   ended
                                                                 March 31,
                                                              --------------
                                                              1995       1994
                                                              ----       ----
OPERATING ACTIVITIES
 Net income                                                  $185.3       48.6
 Adjustments to reconcile net income to
  cash flow from operations:
   Depreciation, depletion and  amortization                   54.5       47.1
   Deferred income taxes                                       24.1        4.4
   Equity earnings net of dividends received                   (1.1)      (2.3)
                                                             ------     ------
     Cash flow from operations                                262.8       97.8
 Adjustments to reconcile cash flow from
  operations to net cash provided by
  operating activities:
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                (50.1)     (38.9)
    (Increase) decrease in inventories                          0.6      (21.9)
    (Increase) decrease in supplies                            (2.5)       4.6
    (Increase) decrease in prepaid expenses                    (1.5)      (0.4)
    (Increase) decrease in deferred income taxes               (0.9)      (0.1)
    Increase (decrease) in interest payable                     3.7        0.8
    Increase (decrease) in other accounts
     payable                                                   23.7       16.9
    Increase (decrease) in income taxes                        20.9        6.5
    Increase (decrease) in other accrued
     expenses                                                   2.3        8.7
   Gain on asset dispositions                                 (26.8)         -
   Other adjustments, net                                      (0.4)       2.2
                                                             ------     ------
     Net cash provided by operating activities                231.8       76.2
                                                             ------     ------
INVESTING ACTIVITIES
 Capital outlays                                              (87.9)     (83.5)
 Capitalized interest                                          (0.4)      (5.8)
 Proceeds from asset dispositions                              38.5        0.5
 Investment in subsidiaries                                       -      (52.1)
 Other                                                            -       (1.0)
                                                             ------     ------
     Net cash used in investing activities                    (49.8)    (141.9)
                                                             ------     ------
FINANCING ACTIVITIES
 Increase in debt                                               6.5       95.9
 Payment of debt                                               (6.0)     (94.6)
 Common dividends                                             (31.9)     (29.1)
 Purchase of common shares                                    (38.8)      (2.1)
 Debt issue costs                                                 -       (2.9)
 Other                                                          4.1        2.3
                                                             ------     ------
 Net cash used in financing activities                        (66.1)     (30.5)
                                                             ------     ------
 INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                      115.9      (96.2)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                          286.9      255.8
                                                             ------     ------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                                   $402.8      159.6
                                                             ======     ======

See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1994. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. Approximately 95 percent of the Corporation's anticipated copper production for 1995 has been protected under such arrangements. The Corporation has entered into annual contracts with several financial institutions that provide for minimum quarterly average prices of 80 cents per pound, based on the average London Metal Exchange (LME) price each quarter, for approximately 640 million pounds of copper cathode. Contracts under this arrangement for approximately 195 million pounds of copper cathode expired on March 31, 1995, without payment to Phelps Dodge. In addition, the Corporation has entered into annual contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode. The minimum prices are based on quarterly average LME prices for approximately 370 million pounds and on the annual average LME price for the remainder. The maximum prices are based on the annual average LME price for all 650 million pounds. Contracts under this arrangement that provided minimum prices for approximately 95 million pounds of copper cathode expired on March 31, 1995, without payment to Phelps Dodge.

         With respect to 1996 production, as of May 5, 1995, the Corporation had entered into contracts with several financial institutions that provide for a minimum 1996 first quarter average price of 95 cents per pound for approximately 170 million pounds of copper cathode, and a minimum 1996 second quarter average price of 95 cents per pound for approximately 90 million pounds of copper cathode. These contracts are based on the average LME price for the quarter. In addition, the Corporation has entered into contracts that effectively ensure minimum (approximately 95 cents) and maximum (approximately $1.47) prices per pound for the 1996 first quarter for approximately 170 million pounds of copper cathode, minimum (approximately 95 cents) and maximum (approximately $1.43) prices per pound for the 1996 second quarter for approximately 170 million pounds of copper cathode, and minimum (approximately 95 cents) and maximum (approximately $1.36) prices per pound for the 1996 third quarter for approximately 10 million pounds of copper cathode. The minimum and maximum prices are based on the quarterly average LME price.

4. The Corporation's 1995 first quarter net income included an after-tax gain of $16.6 million, or 23 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets before taxes was $26.8 million.


REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of March 31, 1995, and for the three-month periods ended March 31, 1995 and 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants.
Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>

                              PRICE WATERHOUSE LLP
                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 1995 and the consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
April 19, 1995

</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $185.3 million, or $2.61 cents per common share, in the first quarter of 1995, compared with $48.6 million, or 69 cents per common share, in the 1994 first quarter. The Corporation's 1995 first quarter net income included an after-tax gain of $16.6 million, or 23 cents per common share, on the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business.

         Earnings were higher in the 1995 first quarter than in the corresponding 1994 period principally as a result of higher average copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) were approximately 60 percent higher in the first quarter of 1995 than the average prices in the corresponding 1994 period. Phelps Dodge Industries also contributed to the increase in earnings with improved results in the carbon black, wheel and rim, and magnet wire businesses.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.3 billion pounds of copper including about 200 million pounds from Candelaria which began operations in the 1994 fourth quarter. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $13 million. The Corporation's share of estimated annual copper production capacity will increase by approximately 130 million pounds as a result of the Southside expansion at the Corporation's Morenci mine in southeastern Arizona, with startup scheduled in the second half of 1995. This increase will add approximately $1.3 million to the variation in annual pre-tax operating income from each 1 cent per pound change in average realized copper prices or average unit production costs.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.38 in the 1995 first quarter, compared with 87 cents in the corresponding 1994 period. From April 1 to May 5, 1995, the COMEX price averaged $1.32 per pound, closing at $1.24 on May 5, 1995.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. Approximately 95 percent of the Corporation's anticipated copper production for 1995 has been protected under such arrangements. The Corporation has entered into annual contracts with several financial institutions that provide for minimum quarterly average prices of 80 cents per pound, based on the average London Metal Exchange (LME) price each quarter, for approximately 640 million pounds of copper cathode. Contracts under this arrangement for approximately 195 million pounds of copper cathode expired on March 31, 1995, without payment to Phelps Dodge. In addition, the Corporation has entered into annual contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode. The minimum prices are based on quarterly average LME prices for approximately 370 million pounds and on the annual average LME price for the remainder. The maximum prices are based on the annual average LME price for all 650 million pounds. Contracts under this arrangement that provided minimum prices for approximately 95 million pounds of copper cathode expired on March 31, 1995, without payment to Phelps Dodge.

         With respect to 1996 production, as of May 5, 1995, the Corporation had entered into contracts with several financial institutions that provide for a minimum 1996 first quarter average price of 95 cents per pound for approximately 170 million pounds of copper cathode, and a minimum 1996 second quarter average price of 95 cents per pound for approximately 90 million pounds of copper cathode. These contracts are based on the average LME price for the quarter. In addition, the Corporation has entered into contracts that effectively ensure minimum (approximately 95 cents) and maximum (approximately $1.47) prices per pound for the 1996 first quarter for approximately 170 million pounds of copper cathode, minimum (approximately 95 cents) and maximum (approximately $1.43) prices per pound for the 1996 second quarter for approximately 170 million pounds of copper cathode, and minimum (approximately 95 cents) and maximum (approximately $1.36) prices per pound for the 1996 third quarter for approximately 10 million pounds of copper cathode. The minimum and maximum prices are based on the quarterly average LME price.

         Sales were $1,033.5 million in the 1995 first quarter, compared with $694.3 million in the corresponding 1994 period. This increase principally resulted from higher average copper prices and greater sales volumes of copper, wheels and rims, carbon black, and wire and cable products (including magnet wire sales from two U.S. plants acquired in March 1994).


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

================================================================================
                                                           First Quarter
                                                           -------------
                                                         1995        1994
                                                         ----        ----

Copper from own mines * (short tons)
  Production                                           157,300     139,200
  Deliveries                                           158,000     123,500
New York Commodity Exchange
  average spot price per
  pound - copper cathodes                          $      1.38        0.87

                                                           (in millions)

Sales and other operating revenues                 $     606.4       354.9
Operating income                                   $     202.1        52.6
- ---------------------

* The Corporation's worldwide copper production and deliveries shown in the above table exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) the 20 percent interest in Candelaria held by SMMA Candelaria, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation.

================================================================================

         Phelps Dodge Mining Company's 1995 first quarter sales of $606.4 million were 71 percent higher than in the first quarter of 1994. This increase principally resulted from a 51 cents per pound increase in average copper prices and a 34,500 ton increase in copper sales from mine production that included 20,000 tons from Candelaria (Candelaria commenced production in the 1994 fourth quarter). Lower copper sales from mine production during the 1994 first quarter also reflected a managed build-up of anode inventories in anticipation of a scheduled two-week maintenance shutdown of the Hidalgo smelter in Playas, New Mexico, in April 1994.

         During the 1995 first quarter, Phelps Dodge Mining Company recorded operating income of $202.1 million, compared with $52.6 million in the corresponding 1994 period. This increase resulted from the higher average copper prices and volumes of copper sold from mine production already discussed, partially offset by higher copper production costs. Increased 1995 unit production costs principally resulted from higher costs at the Morenci mine as a result of harder ores, lower cathode production at the Tyrone mine and lower treatment credits for processing purchased concentrates at the Hidalgo smelter.


PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; its magnet wire operations through Phelps Dodge Magnet Wire Company and its subsidiaries; its international wire and cable manufacturing operations through Phelps Dodge International Corporation; and its U.S. specialty conductor operations through Hudson International Conductors.

================================================================================

                                                              First Quarter
                                                              -------------
                                                            1995          1994
                                                            ----          ----
                                                               (in millions)

Sales and other operating revenues                         $427.1         339.4

Operating income                                           $ 78.0          36.1

================================================================================

         Phelps Dodge Industries' sales of $427.1 million in the first quarter of 1995 were 26 percent higher than in the corresponding 1994 period. This increase principally resulted from improved sales volumes and prices in North American markets for the carbon black, wheel and rim and magnet wire businesses, and higher sales volumes in European markets for carbon black. Sales volumes of carbon black benefited from increases at Columbian Chemicals Company's carbon black plant in Hungary that had just commenced operations in late 1993, and from the acquisition of a Spanish carbon black facility in December 1994. Sales volumes in the magnet wire business benefited from the acquisition in March 1994 of two U.S. magnet wire facilities.

         During the 1995 first quarter, Phelps Dodge Industries recorded operating income of $78.0 million which included $51.2 million in earnings and a $26.8 million pre-tax gain from the sale of Columbian Chemicals Company's MAPICO division. Operating income was $36.1 million in the corresponding 1994 period. Increased 1995 operating income reflected improved sales volumes and margins in the wheel and rim, carbon black and magnet wire businesses already discussed.

CHANGES IN FINANCIAL CONDITION

         Capital outlays during the 1995 first quarter were $76.6 million for Phelps Dodge Mining Company and $11.1 million for Phelps Dodge Industries. Capital outlays in the corresponding 1994 period were $70.8 million for Phelps Dodge Mining Company and $12.6 million for Phelps Dodge Industries. The Corporation expects capital outlays in 1995 to be approximately $340 million for Phelps Dodge Mining Company. This amount includes $40 million for the acquisition of certain mining properties owned by Azco Mining, Inc., including the Sanchez property in southeastern Arizona and a 70 percent interest in the Piedras Verdes property in Mexico. Phelps Dodge Industries is expected to spend approximately $75 million during the year.

         At March 31, 1995, the Corporation's total debt was $698.9 million, compared with $696.9 million at year-end 1994. The Corporation's ratio of debt to total capitalization was 22.7 percent at March 31, 1995, compared with 23.6 percent at December 31, 1994.

         On March 8, 1995, the Corporation paid a regular quarterly dividend of 45 cents per share on its common shares for the 1995 first quarter; the total amount paid was $31.9 million. On May 3, 1995, the Board of Directors declared a 1995 second quarter regular dividend of 45 cents per common share to be paid on June 8, 1995, to shareholders of record at the close of business on May 19, 1995. There were 70,067,000 common shares outstanding at March 31, 1995.

         In 1995 through May 5, the Corporation purchased 1,273,000 of its common shares at a total cost of $69.5 million. These purchases included 1,188,000 shares under a new 5 million share buy-back program authorized on March 7, 1995, and 85,000 shares under a superseded program.

                           Part II. Other Information


Item 1.  Legal Proceedings

         Reference is made to Paragraph III. of Item 3. Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1994, regarding the proceedings described below.

         Prior to the mid-1960s, a predecessor of Phelps Dodge Industries,  Inc.
(PDI), a subsidiary of the Corporation, manufactured and sold some cable and wire products that were insulated with material containing asbestos. PDI believes that the use of its products did not result in significant releases of airborne asbestos fibers. PDI and the Corporation are collectively referred to below as PDI.

         Since  the  late  1980s,   PDI  has  been  served  with  complaints  in
asbestos-related actions filed on behalf of over 13,500 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposures to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. During 1993 and 1994, PDI was successful in obtaining the dismissal of all but one of the claims against it in Mississippi.

         During 1995, PDI has been dismissed from 31 asbestos-related claims, while 55 new claims have been filed against PDI in three states. A total of 362 asbestos-related claims are being defended by PDI in 14 jurisdictions.

         PDI is vigorously contesting and defending these claims.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

     (b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1995.

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




                                         PHELPS DODGE CORPORATION
                                         ------------------------
                                         (Corporation or Registrant)




Date:   May 11, 1995                     By:  Thomas M. Foster
                                              -----------------
                                              Thomas M. Foster
                                         Vice President and Controller
                                         (Principal Accounting Officer)


                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

                               Index to Exhibits



10.12 Retirement Agreement dated as of January 6, 1995, between Bernard G. Rethore and the Corporation.



12         Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.