Form 10-Q
period 1995-06-30
PHELPS DODGE CORP
filed 1995-08-10
CIK 78066

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




                      For the quarter ended June 30, 1995

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
                                       ----      ----

Number of Common Shares outstanding at August 4, 1995:  69,658,759 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                         Quarterly Report on Form 10-Q

                      For the Quarter Ended June 30, 1995



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

                         Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                                  First Six
                                           Second Quarter           Months
                                           ---------------     ----------------
                                           1995       1994     1995        1994
                                           ----       ----     ----        ----
SALES AND OTHER OPERATING
 REVENUES                             $  1,024.2     780.4   2,057.7    1,474.7
                                         -------   -------   -------    -------
OPERATING COSTS AND EXPENSES
   Cost of products sold                   682.2     585.3   1,369.3    1,114.9
   Depreciation, depletion
    and amortization                        56.9      46.4     111.4       93.5
   Selling and general
    administrative expense                  30.9      25.2      61.6       50.7
   Exploration and research
    expense                                 15.1      11.5      31.8       22.5
   (Gain) loss on asset
    dispositions (see Note 4)                 -       17.5     (26.8)      17.5
                                         -------   -------   -------    -------
                                           785.1     685.9   1,547.3    1,299.1
                                         -------   -------   -------    -------
OPERATING INCOME                           239.1      94.5     510.4      175.6
   Interest expense                        (19.4)    (11.8)    (34.8)     (25.6)
   Capitalized interest                      1.1       6.4       1.5       12.2
   Miscellaneous income and
    expense, net                             7.5       1.0      18.4        1.0
                                         -------   -------   -------    -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                                 228.3      90.1     495.5      163.2
   Provision for taxes on
    income                                 (68.5)    (26.0)   (148.7)     (50.9)
   Minority interests in
    consolidated subsidiaries               (2.5)     (0.9)     (5.3)      (2.8)
   Equity in net earnings
    of affiliated companies                  2.2       1.4       3.3        3.7
                                         -------   -------   -------    -------
NET INCOME                            $    159.5      64.6     344.8      113.2
                                         =======   =======   =======    =======

EARNINGS PER SHARE                    $     2.28      0.91      4.90       1.59
                                         =======   =======   =======    =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING                                69.9      71.0      70.4       71.0

BUSINESS SEGMENTS
(Unaudited; in millions)

SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                           $   589.7      414.9   1,196.1      769.8
   Phelps Dodge Industries                434.5      365.5     861.6      704.9
                                        -------    -------   -------    -------
                                      $ 1,024.2      780.4   2,057.7    1,474.7
                                        =======    =======   =======    =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining
    Company                           $   187.9       63.1     390.0      115.7
   Phelps Dodge Industries                 60.0       38.5     138.0       74.6
   Corporate and other                     (8.8)      (7.1)    (17.6)     (14.7)
                                        -------    -------   -------    -------
                                      $   239.1       94.5     510.4      175.6
                                        =======    =======   =======    =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)

                                                        June 30,       Dec. 31,
                                                          1995           1994
                                                          ----           ----
                                                      (unaudited)
ASSETS
  Cash and short-term investments, at cost          $      401.7         286.9
  Accounts receivable, net                                 499.5         489.5
  Inventories                                              289.2         266.3
  Supplies                                                 117.6         110.7
  Prepaid expenses                                          19.2          15.9
  Deferred income taxes                                     40.5          38.6
                                                        --------       -------
     Current assets                                      1,367.7       1,207.9
  Investments and long-term
   accounts receivable                                      85.2          82.0
  Property, plant and equipment, net                     2,633.5       2,566.4
  Other assets and deferred charges                        276.9         277.5
                                                        --------       -------
                                                    $    4,363.3       4,133.8
                                                        ========       =======

LIABILITIES
  Short-term debt                                   $       76.7          49.3
  Current portion of long-term debt                         16.8          25.3
  Accounts payable and accrued expenses                    504.0         528.5
  Income taxes                                              22.3          46.6
                                                        --------       -------
     Current liabilities                                   619.8         649.7
  Long-term debt                                           624.8         622.3
  Deferred income taxes                                    289.9         243.6
  Other liabilities and deferred credits                   356.0         365.3
                                                        --------       -------
                                                         1,890.5       1,880.9
                                                        --------       -------
MINORITY INTERESTS IN CONSOLIDATED
 SUBSIDIARIES                                               67.3          65.3
                                                        --------       -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 69.5 outstanding
   (12/31/94 - 70.7)                                       434.3         441.7
  Capital in excess of par value                            23.2          84.5
  Retained earnings                                      2,052.0       1,770.3
  Cumulative translation adjustments and
   other                                                  (104.0)       (108.9)
                                                        --------       -------
                                                         2,405.5       2,187.6
                                                        --------       -------
                                                    $    4,363.3       4,133.8
                                                        ========       =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                 Six months
                                                                   ended
                                                                  June 30,
                                                              ----------------
                                                              1995        1994
                                                              ----        ----
OPERATING ACTIVITIES
 Net income                                            $     344.8       113.2
 Adjustments to reconcile net income to
  cash flow from operations:
   Depreciation, depletion and
    amortization                                             111.4        93.5
   Deferred income taxes                                      44.6         6.3
   Equity earnings net of dividends
    received                                                  (3.0)       (3.6)
                                                            -------    -------
     Cash flow from operations                               497.8       209.4
 Adjustments to reconcile cash flow from
  operations to net cash provided by
  operating activities:
   Changes in current assets and liabilities:
     (Increase) decrease in accounts
       receivable                                             (6.3)      (82.2)
     (Increase) decrease in inventories                      (20.9)      (13.1)
     (Increase) decrease in supplies                          (8.1)        6.9
     (Increase) decrease in prepaid
       expenses                                               (3.2)       (4.0)
     (Increase) decrease in deferred
       income taxes                                           (1.8)       (2.3)
     Increase (decrease) in interest
       payable                                                 0.3           -
     Increase (decrease) in other accounts
       payable                                               (32.1)       40.9
     Increase (decrease) in income taxes                     (24.2)       (4.3)
     Increase (decrease) in other accrued
       expenses                                                5.0        15.1
   (Gain) loss on asset dispositions
     (see Note 4)                                            (26.8)       17.5
   Other adjustments, net                                     (1.3)       (2.3)
                                                           -------     -------
     Net cash provided by operating
      activities                                             378.4       181.6
                                                           -------     -------
INVESTING ACTIVITIES
 Capital outlays                                            (180.3)     (171.2)
 Capitalized interest                                         (1.5)      (12.2)
 Proceeds from asset dispositions                             39.6         1.4
 Investment in subsidiaries                                      -       (51.8)
 Other                                                           -        (1.0)
                                                           -------     -------
     Net cash used in investing activities                  (142.2)     (234.8)
                                                           -------     -------
FINANCING ACTIVITIES
 Increase in debt                                             29.7       121.9
 Payment of debt                                             (14.4)     (103.0)
 Common dividends                                            (63.1)      (58.2)
 Purchase of common shares                                   (76.4)       (2.1)
 Debt issue costs                                                -        (5.4)
 Other                                                         2.8         4.4
                                                           -------     -------
 Net cash used in financing activities                      (121.4)      (42.4)
                                                           -------     -------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                      114.8       (95.6)
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                         286.9       255.8
                                                           -------     -------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                             $     401.7       160.2
                                                           =======     =======

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

2. The results of operations for the three-month and six-month periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1996 production, as of August 4, 1995, the Corporation had entered into contracts with several financial institutions that provide for a minimum 1996 first quarter average price of 95 cents per pound for approximately 170 million pounds of copper cathode, and a minimum 1996 second quarter average price of 95 cents per pound for approximately 90 million pounds of copper cathode. These contracts are based on the average London Metal Exchange (LME) price for the quarter. In addition, the Corporation has entered into contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.47) prices per pound for the 1996 first quarter for approximately 170 million pounds of copper cathode, minimum (approximately 95 cents) and maximum (approximately $1.42) prices per pound for the 1996 second quarter for approximately 170 million pounds of copper cathode, and minimum (approximately 90 cents) and maximum
      (approximately $1.40) prices per pound for the 1996 third quarter for approximately 145 million pounds of copper cathode. The minimum and maximum prices are based on the quarterly average LME price.

      With respect to 1995 production, the Corporation has contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode. The minimum prices are based on quarterly average LME prices for 370 million pounds, of which contracts for 185 million pounds have expired without payment to Phelps Dodge, and on the annual average LME price for approximately 280 million pounds. The maximum prices are based on the annual average LME price for all 650 million pounds. In addition, the Corporation has contracts that provide for minimum quarterly average prices of 80 cents per pound on a remaining 275 million pounds of copper cathode based on the average LME price.

4. The Corporation's net income for the first six months of 1995 included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets before taxes was $26.8 million.

      The Corporation's net income for the first six months of 1994 included a second quarter net after-tax loss of $11.2 million, or 16 cents per common share, from the sale of certain gold interests. Included in that amount was an after-tax loss of $15.5 million, or 22 cents per common share, from the sale of the Corporation's Santa Gertrudis property in Mexico, offset in part by an after-tax gain of $4.3 million, or 6 cents per common share, from the sale of its Olinghouse gold interest in Nevada. The combined net loss on the sale of these interests before taxes was $17.5 million.


REVIEW BY INDEPENDENT ACCOUNTANTS

      The financial information as of June 30, 1995, and for the three-month and six-month periods ended June 30, 1995 and 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>

                              PRICE WATERHOUSE LLP
                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 1995, and the consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
July 20, 1995

</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $159.5 million, or $2.28 per common share, in the second quarter of 1995, compared with $64.6 million, or 91 cents per common share, in the 1994 second quarter. Net income for the six months ended June 30, 1995, was $344.8 million, or $4.90 per common share, compared with $113.2 million, or $1.59 per common share in the corresponding 1994 period. Net income in the 1995 six-month period included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division. Net income in the 1994 six-month period included a second quarter net after-tax loss of $11.2 million, or 16 cents per common share, from the sale of certain gold interests.

         Earnings in the three-month and six-month periods ended June 30, 1995, were higher than those reported in the corresponding 1994 periods principally as a result of higher average copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) rose approximately 34 cents and 42 cents in the second quarter and first six months of 1995, respectively, from the average prices in the corresponding 1994 periods. Earnings increases in 1995 also reflected improved results in the Corporation's carbon black, wheel and rim, and wire and cable businesses.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.3 billion pounds of copper including about 200 million pounds from Candelaria which began operations in the 1994 fourth quarter. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $13 million. The Corporation's share of estimated annual copper production capacity will increase by approximately 130 million pounds as a result of the Southside expansion at the Corporation's Morenci mine in southeastern Arizona, with startup scheduled in the second half of 1995. This increase in production will add approximately $1.3 million to the variation in annual pre-tax operating income from each 1 cent per pound change in average realized copper prices or average unit production costs.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.33 in the second quarter and $1.35 in the first six months of 1995, compared with 99 cents and 93 cents in the corresponding 1994 periods. From July 1 to August 4, 1995, the COMEX price averaged $1.38 per pound, closing at $1.39 on August 4, 1995.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. For further discussion of the
Corporation's  price protection  arrangements for 1995 and 1996 production,  see
Note 3 to Consolidated Financial Information.

         Sales were $1,024.2 million in the 1995 second quarter and $2,057.7 million in the first six months of 1995, compared with $780.4 million and $1,474.7 million in the corresponding 1994 periods. The 1995 increases principally resulted from higher average copper prices and sales volumes, higher average carbon black prices and sales volumes, higher sales volumes of wheels and rims, and higher average selling prices for wire and cable products.


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

================================================================================
                                                             First Six
                                     Second  Quarter           Months
                                     ---------------       ---------------
                                     1995       1994       1995       1994
                                     ----       ----       ----       ----
Copper from own mines *
 (short tons)

  Production                       173,400    132,600    330,700    271,800

  Deliveries                       157,700    141,100    315,700    264,600

New York Commodity Exchange
  average spot price per
  pound - copper cathodes       $     1.33       0.99       1.35       0.93

                                             (in millions)

Sales and other operating
 revenues                       $    589.7      414.9    1,196.1      769.8

Operating income                $    187.9       63.1      390.0      115.7
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

================================================================================

      Phelps Dodge Mining Company's 1995 second quarter sales of $589.7 million were 42 percent higher than in the second quarter of 1994. This increase principally resulted from a 34 cents per pound increase in average copper prices and a 16,600 ton increase in copper sales from mine production that included 27,700 tons from Candelaria (Candelaria commenced production in the 1994 fourth quarter). Sales of $1,196.1 million in the first six months of 1995 were 55 percent higher than in the corresponding 1994 period. This increase primarily resulted from a 42 cents per pound increase in average copper prices and a 51,100 ton increase in copper sales from mine production that included 47,700 tons from Candelaria.

      Phelps Dodge Mining Company recorded operating income of $187.9 million in the 1995 second quarter and $390.0 million in the first six months of 1995, compared with $63.1 million and $115.7 million in the corresponding 1994 periods. The increases resulted from the higher average copper prices and, to a lesser extent, the volumes of copper sold from mine production already discussed, partially offset by higher copper production costs. Increased 1995 unit production costs principally resulted from lower mill throughput at the Morenci mine, related to harder ores encountered in the Metcalf area of the mine, and increased mining rates at the Tyrone mine necessary to increase grades at its solution extraction/electrowinning facilities. In addition, operating income in 1994 included a net loss of $17.5 million before taxes from the sale of certain gold interests in the second quarter.

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

================================================================================

                                                                 First Six
                                         Second Quarter            Months
                                         --------------        -------------
                                         1995        1994      1995       1994
                                         ----        ----      ----       ----
                                                    (in millions)
Sales and other operating
 revenues                            $  434.5      365.5      861.6      704.9

Operating income                     $   60.0       38.5      138.0       74.6

================================================================================

      Phelps Dodge Industries' sales of $434.5 million in the second quarter of 1995 were 19 percent higher than in the second quarter of 1994. Sales of $861.6 million in the first six months of 1995 were 22 percent higher than in the corresponding 1994 period. These increases primarily resulted from higher sales in the carbon black business reflecting higher average worldwide prices, improved sales volumes in North American and European markets and stronger European currencies against the U.S. dollar (particularly the Deutsche mark and French franc). Sales volumes of carbon black benefited from increases at Columbian Chemicals Company's carbon black plant in Hungary that had just commenced operations in late 1993, and from the acquisition of a Spanish carbon black facility in December 1994. Increased 1995 sales also reflected higher sales volumes in the wheel and rim business due to increased truck builds in North America, and higher average selling prices in the wire and cable businesses primarily due to higher copper prices.

      During the 1995 second quarter, Phelps Dodge Industries recorded operating income of $60.0 million, a 56 percent increase over the $38.5 million recorded in the corresponding 1994 period. Operating income of $138.0 million in the first six months of 1995 included $111.2 million in earnings and a gain of $26.8 million before taxes from the sale of Columbian Chemicals Company's MAPICO division in the first quarter. Operating income was $74.6 million in the corresponding 1994 period. Increased 1995 operating income primarily reflected improved sales volumes and margins in the carbon black, wheel and rim, and wire and cable businesses already discussed.


OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

      The Corporation recorded net interest expense of $18.3 million in the 1995 second quarter and $33.3 million in the first six months of 1995, compared with $5.4 million and $13.4 million in the corresponding 1994 periods. Increased 1995 net interest expense principally resulted from the cessation of capitalization of interest costs for the Candelaria copper project in Chile reflecting the substantial completion of construction and development of the project in the 1994 fourth quarter.

      The Corporation's miscellaneous income, net of miscellaneous expense, was $7.5 million in the 1995 second quarter and $18.4 million in the first six months of 1995, compared with $1.0 million in both of the corresponding 1994 periods. These increases primarily resulted from higher interest income earned on cash and short-term investments. Miscellaneous income in the first six months of 1995 also included an increase of $4.5 million in dividends received from the Corporation's 16.25 percent minority interest in Southern Peru Copper Corporation.


CHANGES IN FINANCIAL CONDITION

      Capital outlays during the first six months of 1995 were $154.4 million for Phelps Dodge Mining Company and $25.5 million for Phelps Dodge Industries. Capital outlays in the corresponding 1994 period were $139.9 million for Phelps Dodge Mining Company and $31.1 million for Phelps Dodge Industries. The Corporation expects capital outlays in 1995 to be approximately $325 million for Phelps Dodge Mining Company. This amount does not include $40 million for the potential acquisition of certain mining properties owned by Azco Mining, Inc., including the Sanchez property in southeastern Arizona and a 70 percent interest in the Piedras Verdes property in Mexico. Phelps Dodge Industries is expected to spend approximately $75 million during the year.

      At June 30, 1995, the Corporation's total debt was $718.3 million, compared with $696.9 million at year-end 1994. The Corporation's ratio of debt to total capitalization was 22.5 percent at June 30, 1995, compared with 23.6 percent at December 31, 1994. Short-term debt increased from $49.3 million at December 31, 1994, to $76.7 million at June 30, 1995, primarily as a result of borrowings to finance working capital requirements at the Corporation's international wire and cable manufacturing operations.

      During the 1995 second quarter, the Corporation's 80 percent owned subsidiary, Compania Contractual Minera Candelaria, satisfied all operating, financial, construction and legal tests and conditions as set forth in the completion agreement associated with the project financing of its Candelaria mine in Chile. Borrowings under these debt facilities are now non-recourse to Phelps Dodge.

      On June 8, 1995, the Corporation paid a regular quarterly dividend of 45 cents per share on its common shares for the 1995 second quarter. The amount paid for the second quarter was $31.2 million, bringing total 1995 dividends paid through June 30 to $63.1 million. On July 28, 1995, the Board of Directors declared a 1995 third quarter regular dividend of 45 cents per common share to be paid on September 8, 1995, to shareholders of record at the close of business on August 18, 1995.

      In 1995 through August 4, the Corporation purchased 1,433,000 of its common shares at a total cost of $78.7 million. These purchases included 1,348,000 shares under a 5 million share buy-back program authorized on March 7, 1995, and 85,000 shares under the superseded program. There were 69,478,400 common shares outstanding on June 30, 1995.

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

      Since the late 1980s, PDI has been served with complaints in asbestos-related actions filed on behalf of over 13,900 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposures to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. During 1993 and 1994, PDI was successful in obtaining the dismissal of all but one of the claims against it in Mississippi.

      During 1995, PDI has been dismissed from 52 asbestos-related claims, while 143 new claims have been filed against PDI in four states. As of June 30, 1995, a total of 429 asbestos-related claims were being defended by PDI in 14 jurisdictions.

      PDI is vigorously contesting and defending these claims.



Item 4.  Submission of Matters to a Vote of Security Holders

      The Corporation's annual meeting was held on May 3, 1995. Set forth below is a description of the matters voted upon at such meeting and a summary of the voting regarding each such matter:

                                                     For                Withheld
                                                     ---                --------
Election of Directors:
Edward L. Addison                                58,314,541               93,263

Paul Hazen                                       58,317,143               90,661

Marie L. Knowles                                 58,314,814               92,990

Gordon R. Parker                                 58,314,735               93,069



                                                                        Broker
                         For             Against         Abstain        Nonvotes
                         ---             -------         -------        --------
Appointment of
Auditors              58,304,219          41,254          62,331               0






Item 6.  Exhibits and Reports on Form 8-K

     (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

     (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1995.

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




                                                  PHELPS DODGE CORPORATION
                                                  ------------------------
                                                  (Corporation or Registrant)




Date:   August 10, 1995                           By:   Thomas M. Foster
                                                        ----------------
                                                        Thomas M. Foster
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS



10.11 Amendment, effective June 7, 1995, to the Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan.



10.13 Retirement Agreement dated as of June 20, 1995, between Patrick J. Ryan and the Corporation.



10.14 Consulting Agreement dated as of June 20, 1995, between Patrick J. Ryan and the Corporation.



12      Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.

27      Financial Data Schedule for the six months ended June 30, 1995.