Form 10-Q
period 1995-09-30
PHELPS DODGE CORP
filed 1995-11-09
CIK 78066

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




                    For the quarter ended September 30, 1995

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

Number of Common Shares outstanding at November 6, 1995:  69,309,553 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                         Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1995



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

                         Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                                 First Nine
                                         Third Quarter             Months
                                         --------------         ------------
                                        1995        1994       1995       1994
                                        ----        ----       ----       ----
SALES AND OTHER OPERATING
 REVENUES                            $1,076.7      813.7    3,134.4    2,288.4
                                     --------    -------    -------    -------
OPERATING COSTS AND EXPENSES
   Cost of products sold                664.2      586.0    2,033.5    1,700.9
   Depreciation, depletion
    and amortization                     54.9       47.9      166.3      141.4
   Selling and general
    administrative expense               27.5       25.9       89.1       76.6
   Exploration and research
    expense                              18.7       14.8       50.5       37.3
   (Gain) loss on asset
    dispositions (see Note 4)              --         --      (26.8)      17.5
                                     --------    -------    -------    -------
                                        765.3      674.6    2,312.6    1,973.7
                                     --------    -------    -------    -------
OPERATING INCOME                        311.4      139.1      821.8      314.7
   Interest expense                     (19.0)     (14.9)     (53.8)     (40.5)
   Capitalized interest                   1.3        7.8        2.8       20.0
   Miscellaneous income and
    expense, net                         10.4        4.7       28.8        5.7
                                     --------    -------    -------    -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                              304.1      136.7      799.6      299.9
   Provision for taxes on
    income                              (91.2)     (42.1)    (239.9)     (93.0)
   Minority interests in
    consolidated subsidiaries            (3.1)      (2.4)      (8.4)      (5.2)
   Equity in net earnings
    of affiliated companies               2.0        2.0        5.3        5.7
                                     --------    -------    -------    -------
NET INCOME                           $  211.8       94.2      556.6      207.4
                                     ========    =======    =======    =======
EARNINGS PER SHARE                   $   3.03       1.33       7.92       2.92
                                     ========    =======    =======    =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING                             69.9       71.1       70.3       71.1

BUSINESS SEGMENTS
(Unaudited; in millions)

SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                          $  659.9      441.4    1,856.0    1,211.2
   Phelps Dodge Industries              416.8      372.3    1,278.4    1,077.2
                                     --------    -------    -------    -------
                                     $1,076.7      813.7    3,134.4    2,288.4
                                     ========    =======    =======    =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining
    Company                          $  266.8      110.9      656.8      226.6
   Phelps Dodge Industries               55.4       35.2      193.4      109.8
   Corporate and other                  (10.8)      (7.0)     (28.4)     (21.7)
                                     --------    -------    -------    -------
                                     $  311.4      139.1      821.8      314.7
                                     ========    =======    =======    =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)

                                                     September 30,  December 31,
                                                          1995           1994
                                                          ----           ----
                                                      (unaudited)
ASSETS
  Cash and short-term investments, at cost              $  529.7         286.9
  Accounts receivable, net                                 542.6         489.5
  Inventories                                              274.0         266.3
  Supplies                                                 124.4         110.7
  Prepaid expenses                                          18.4          15.9
  Deferred income taxes                                     44.4          38.6
                                                        --------       -------
     Current assets                                      1,533.5       1,207.9
  Investments and long-term
   accounts receivable                                      85.0          82.0
  Property, plant and equipment, net                     2,660.1       2,566.4
  Other assets and deferred charges                        279.4         277.5
                                                         --------       -------
                                                        $4,558.0       4,133.8
                                                        ========       =======

LIABILITIES
  Short-term debt                                       $   80.8          49.3
  Current portion of long-term debt                         16.5          25.3
  Accounts payable and accrued expenses                    503.8         528.5
  Income taxes                                              18.7          46.6
                                                        --------       -------
     Current liabilities                                   619.8         649.7
  Long-term debt                                           620.1         622.3
  Deferred income taxes                                    329.3         243.6
  Other liabilities and deferred credits                   348.2         365.3
                                                        --------       -------
                                                         1,917.4       1,880.9
                                                        --------       -------
MINORITY INTERESTS IN
 CONSOLIDATED SUBSIDIARIES                                  70.0          65.3
                                                        --------       -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 69.4 outstanding
   (12/31/94 - 70.7)                                       433.9         441.7
  Capital in excess of par value                            10.5          84.5
  Retained earnings                                      2,232.5       1,770.3
  Cumulative translation adjustments and
   other                                                  (106.3)       (108.9)
                                                        --------       -------
                                                         2,570.6       2,187.6
                                                        --------       -------
                                                        $4,558.0       4,133.8
                                                        ========       =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                               Nine months
                                                                 ended
                                                              September 30,
                                                              -------------
                                                             1995        1994
                                                             ----        ----
OPERATING ACTIVITIES
 Net income                                                $ 556.6       207.4
 Adjustments to reconcile net income to
  cash flow from operations:
   Depreciation, depletion and
    amortization                                             166.3       141.4
   Deferred income taxes                                      79.9         9.0
   Equity earnings net of dividends
    received                                                  (5.1)       (5.6)
                                                           -------     -------
     Cash flow from operations                               797.7       352.2
 Adjustments to reconcile cash flow from
  operations to net cash provided by
  operating activities:
   Changes in current assets and liabilities:
     (Increase) decrease in accounts
       receivable                                            (51.2)     (107.0)
     (Increase) decrease in inventories                       (7.5)      (25.9)
     (Increase) decrease in supplies                         (15.1)        6.9
     (Increase) decrease in prepaid
       expenses                                               (2.8)       (7.2)
     (Increase) decrease in deferred
       income taxes                                           (5.7)       (1.7)
     Increase (decrease) in interest
       payable                                                 3.9         2.7
     Increase (decrease) in other accounts
       payable                                               (50.6)       57.0
     Increase (decrease) in income taxes                     (27.8)       19.4
     Increase (decrease) in other accrued
       expenses                                               25.6        23.5
   (Gain) loss on asset dispositions
    (see Note 4)                                             (26.8)       17.5
   Other adjustments, net                                      2.6       (12.2)
                                                           -------     -------
     Net cash provided by operating
      activities                                             642.3       325.2
                                                           -------     -------
INVESTING ACTIVITIES
 Capital outlays                                            (273.6)     (264.1)
 Capitalized interest                                         (2.8)      (20.0)
 Proceeds from asset dispositions                             40.3         3.0
 Investment in subsidiaries                                   (0.2)      (52.2)
 Other                                                         --          7.0
                                                           -------     -------
     Net cash used in investing activities                  (236.3)     (326.3)
                                                           -------     -------
FINANCING ACTIVITIES
 Increase in debt                                             36.7       146.5
 Payment of debt                                             (18.6)     (106.2)
 Common dividends                                            (94.5)      (87.4)
 Purchase of common shares                                   (93.7)       (2.1)
 Debt issue costs                                              --         (7.1)
 Other                                                         6.9        (4.2)
                                                           -------     -------
 Net cash used in financing activities                      (163.2)      (60.5)
                                                           -------     -------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                      242.8       (61.6)
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                         286.9       255.8
                                                           -------     -------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                                 $ 529.7       194.2
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

2. The results of operations for the three-month and nine-month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1996 production, as of November 6, 1995, the Corporation had entered into contracts with several financial institutions that provide for a minimum 1996 first quarter average price of 95 cents per pound for approximately 170 million pounds of copper cathode, a minimum 1996 second quarter average price of 95 cents per pound for approximately 90 million pounds of copper cathode, and a minimum 1996 third quarter average price of 95 cents per pound for approximately 40 million pounds of copper cathode. In addition, the Corporation has entered into contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.47) prices per pound for the 1996 first quarter for approximately 170 million pounds of copper cathode, minimum (approximately 95 cents) and maximum (approximately $1.42) prices per pound for the 1996 second quarter for approximately 170 million pounds of copper cathode, minimum (approximately 90 cents) and maximum (approximately $1.40) prices per pound for the 1996 third quarter for approximately 145 million pounds of copper cathode, and minimum (approximately 95 cents) and maximum (approximately $1.34) prices per pound for the 1996 fourth quarter for approximately 120 million pounds of copper cathode. The minimum and maximum prices are based on the quarterly average London Metal Exchange (LME) price.

     With respect to 1995 production, the Corporation has contracts that provide minimum (approximately 95 cents) and maximum (approximately $1.33) prices per pound for approximately 650 million pounds of copper cathode. The minimum prices are based on quarterly average LME prices for 370 million pounds, of which contracts for 277 million pounds have expired without payment to Phelps Dodge, and on the annual average LME price for approximately 280 million pounds. The maximum prices are based on the annual average LME price for all 650 million pounds.


4. The Corporation's net income for the first nine months of 1995 included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets before taxes was $26.8 million.

     The Corporation's net income for the first nine months of 1994 included a second quarter net after-tax loss of $11.2 million, or 16 cents per common share, from the sale of certain gold interests. Included in that amount was an after-tax loss of $15.5 million, or 22 cents per common share, from the sale of the Corporation's Santa Gertrudis property in Mexico, offset in part by an after-tax gain of $4.3 million, or 6 cents per common share, from the sale of its Olinghouse gold interest in Nevada. The combined net loss on the sale of these interests before taxes was $17.5 million.


REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of September 30, 1995, and for the three-month and nine-month periods ended September 30, 1995 and 1994, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>

                              PRICE WATERHOUSE LLP
                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 1995, and the statement of consolidated operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
October 17, 1995

</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

     Phelps Dodge Corporation had consolidated net income of $211.8 million, or $3.03 per common share, in the third quarter of 1995, compared with $94.2 million, or $1.33 per common share, in the 1994 third quarter. Net income for the nine months ended September 30, 1995, was $556.6 million, or $7.92 per common share, compared with $207.4 million, or $2.92 per common share, in the corresponding 1994 period. Net income in the 1995 nine-month period included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division. Net income in the 1994 nine-month period included a second quarter net after-tax loss of $11.2 million, or 16 cents per common share, from the sale of certain gold interests.

     Earnings in the three-month and nine-month periods ended September 30, 1995, were higher than those reported in the corresponding 1994 periods principally as a result of higher prices and sales volumes of copper. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) rose approximately 22 cents and 36 cents in the third quarter and first nine months of 1995, respectively, from the average prices in the corresponding 1994 periods. Earnings increases in 1995 also reflected improved results in the Corporation's carbon black, wheel and rim, and wire and cable businesses.

     Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.4 billion pounds of copper including about 200 million pounds from Candelaria, which began operations in the 1994 fourth quarter, and about 130 million pounds from the Southside project at the Corporation's Morenci mine in southeastern Arizona, which began operations in the third quarter of 1995. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $14 million.

     The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.36 in the third quarter and first nine months of 1995, compared with $1.14 and $1.00 in the corresponding 1994 periods. From October 1 to November 6, 1995, the average price was $1.29, closing at $1.35 on November 6, 1995.

     The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. For further discussion of the
Corporation's  price protection  arrangements for 1995 and 1996 production,  see
Note 4 to Consolidated Financial Information.

     Sales were $1,076.7 million in the 1995 third quarter, and $3,134.4 million in the first nine months of 1995, compared with $813.7 million and $2,288.4 million in the corresponding 1994 periods. The 1995 increases resulted primarily from higher average prices and higher sales volumes for copper, and also from higher prices and higher sales volumes for carbon black, wire and cable products, and wheels and rims.



PHELPS DODGE MINING COMPANY

     Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electro-winning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

================================================================================
                                                            First Nine
                                     Third Quarter            Months
                                     -------------        -------------
                                    1995      1994        1995     1994
                                    ----      ----        ----     ----
Copper from own mines *
 (short tons)
  Production                      182,300   134,800     513,000   406,600
  Deliveries                      196,600   128,800     512,300   393,400
New York Commodity Exchange
  average spot price per
  pound - copper cathodes         $  1.36      1.14        1.36      1.00

                                                 (in millions)

Sales and other operating
 revenues                          $659.9     441.4     1,856.0   1,211.2
Operating income                   $266.8     110.9       656.8     226.6
-------

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

================================================================================

     Phelps Dodge Mining Company's 1995 third quarter sales of $659.9 million were 50 percent higher than in the third quarter of 1994. This increase principally resulted from a 22 cents per pound increase in average copper prices and a 67,800 ton increase in copper sales from mine production that included 43,600 tons from Candelaria (Candelaria commenced production in the 1994 fourth quarter). Sales of $1,856.0 million in the first nine months of 1995 were 53 percent higher than in the corresponding 1994 period. This increase primarily resulted from a 36 cents per pound increase in average copper prices and a 118,900 ton increase in copper sales from mine production that included 91,300 tons from Candelaria.

     Phelps Dodge Mining Company recorded operating income of $266.8 million in the 1995 third quarter and $656.8 million in the first nine months of 1995, compared with $110.9 million and $226.6 million in the corresponding 1994 periods. The 1995 third quarter increase over the corresponding 1994 period resulted from the increase in volumes of copper sold from mine production and, to a lesser extent, the higher average copper prices already discussed. The increase in operating income in the first nine months of 1995 over the corresponding 1994 period resulted principally from the higher average copper prices and, to a lesser extent, the volumes of copper sold from mine production already discussed, partially offset by a small increase in copper production costs. This increase in unit production costs primarily resulted from higher mining costs and certain costs associated with higher copper prices. In addition, 1994 operating income included a net loss of $17.5 million before taxes from the sale of certain gold interests in the second quarter.


PHELPS DODGE INDUSTRIES

     Phelps Dodge Industries is a business segment comprising a group of international companies that manufacture engineered products principally for the transportation and electrical sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; and its U.S. and international wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and its subsidiaries.

================================================================================

                                                               First Nine
                                  Third Quarter                  Months
                                  -------------              -------------
                                  1995      1994             1995       1994
                                  ----      ----             ----       ----
                                                (in millions)
Sales and other operating
 revenues                        $416.8     372.3          1,278.4    1,077.2

Operating income                 $ 55.4      35.2            193.4      109.8

================================================================================

     Phelps Dodge Industries' sales of $416.8 million in the third quarter of 1995 were 12 percent higher than in the third quarter of 1994. Sales of $1,278.4 million in the first nine months of 1995 were 19 percent higher than in the corresponding 1994 period. These increases resulted primarily from higher sales in the carbon black business reflecting higher average worldwide prices, improved sales volumes in North American and European markets (especially from the new operations in Spain and Hungary) and stronger European currencies against the U.S. dollar. Increased 1995 sales also reflected higher sales volumes and prices in the wheel and rim business, due to increased truck builds in North America, and the wire and cable businesses.

     Phelps Dodge Industries recorded operating income of $55.4 million in the 1995 third quarter and $193.4 million in the first nine months of 1995, compared with $35.2 million and $109.8 million in the corresponding 1994 periods. Operating income of $193.4 million in the first nine months of 1995 included a pre-tax gain of $26.8 million from the sale of Columbian Chemicals Company's MAPICO division in the first quarter. Increased 1995 operating income primarily reflected improved sales volumes and margins in the carbon black, wheel and rim, and wire and cable businesses already discussed.


OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     The Corporation recorded net interest expense of $17.7 million in the 1995 third quarter and $51.0 million in the first nine months of 1995, compared with $7.1 million and $20.5 million in the corresponding 1994 periods. Increased 1995 net interest expense principally resulted from the cessation of capitalization of interest costs for the Candelaria project in Chile reflecting the substantial completion of construction and development in the 1994 fourth quarter. The 1995 increase also reflected interest expense on second half 1994 borrowings at Candelaria that remain outstanding, and interest expense on increased short-term borrowings at the Corporation's international wire and cable operations to finance working capital requirements.

     The Corporation's miscellaneous income, net of miscellaneous expense, was $10.4 million in the 1995 third quarter and $28.8 million in the first nine months of 1995, compared with $4.7 million and $5.7 million in the corresponding 1994 periods. These increases primarily resulted from higher interest income earned on cash and short-term investments. Miscellaneous income in the first nine months of 1995 also included an increase of $6.8 million in dividends received from the Corporation's 16.25 percent minority interest in Southern Peru Copper Corporation.


CHANGES IN FINANCIAL CONDITION

     Capital outlays during the first nine months of 1995 were $218.5 million for Phelps Dodge Mining Company and $54.4 million for Phelps Dodge Industries. Capital outlays in the corresponding 1994 period were $222.5 million for Phelps Dodge Mining Company and $41.1 million for Phelps Dodge Industries. The Corporation expects capital outlays in 1995 to be approximately $325.0 million for Phelps Dodge Mining Company. This amount does not include $40 million for the potential acquisition of certain mining properties owned by Azco Mines, Inc., including the Sanchez property in southeastern Arizona and a 70 percent interest in the Piedras Verdes property in Mexico. Phelps Dodge Industries is expected to spend approximately $75 million during the year.

     At September 30, 1995, the Corporation's total debt was $717.4 million, compared with $696.9 million at December 31, 1994. The Corporation's ratio of debt to total capitalization was 21.4 percent at September 30, 1995, compared with 23.6 percent at December 31, 1994. Short-term debt increased from $49.3 million at December 31, 1994, to $80.8 million at September 30, 1995, primarily as a result of borrowings to finance working capital requirements at the Corporation's international wire and cable manufacturing operations.

     On September 8, 1995, the Corporation paid a regular quarterly dividend of 45 cents per share on its common shares for the 1995 third quarter. The amount paid for the third quarter was $31.4 million, bringing total 1995 dividends paid through September 30 to $94.5 million. On November 1, 1995, the Board of Directors declared a 1995 fourth quarter regular dividend of 45 cents per common share to be paid on December 8, 1995, to shareholders of record at the close of business on November 17, 1995.

     In 1995 through November 6, the Corporation purchased 1,790,000 of its common shares at a total cost of $101.1 million. These purchases included 1,705,000 shares under a new share buyback program authorized on March 7, 1995, and 85,000 shares under the superseded program. There were 69,424,900 common shares outstanding on September 30, 1995.

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

     Since the late 1980s, PDI has been served with complaints in asbestos-related actions filed on behalf of over 14,800 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposures to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. Since the beginning of 1993, PDI has obtained dismissals of all but two of the claims brought against it in Mississippi.

     During 1995, PDI has been dismissed from 188 asbestos-related claims, while 1,033 new claims have been filed against PDI in nine states. As of September 30, 1995, a total of 1,183 asbestos-related claims were being defended by PDI in 15 jurisdictions. PDI is vigorously contesting and defending these claims.



Item 6.  Exhibits and Reports on Form 8-K

     (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

     (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1995.



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




                                             PHELPS DODGE CORPORATION
                                             ------------------------
                                            (Corporation or Registrant)




Date:   November 9, 1995                    By:  Thomas M. Foster
                                                 -------------------
                                                 Thomas M. Foster
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                   PHELPS DODGE CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS



12    Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.



27    Financial Data Schedule for the nine months ended September 30, 1995.