Form 10-K405
period 1995-12-31
PHELPS DODGE CORP
filed 1996-03-20
CIK 78066

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
      Title of each class                                   on which registered
      -------------------                                  ---------------------

Common Shares, $6.25 par value per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 7, 1996, was approximately $4,238,753,100.

Number of Common Shares outstanding at March 7, 1996:  66,883,678 shares.

                      Documents Incorporated by Reference:

              Document                                        Location in 10-K
              --------                                        ----------------
Proxy Statement for 1996 Annual Meeting                           Part III

================================================================================

                            PHELPS DODGE CORPORATION

                         1995 Annual Report on Form 10-K

                                     Part I

Items 1. and 2.  Business and Properties
----------------------------------------

        Phelps Dodge Corporation, incorporated under the laws of New York in 1885, is among the world's largest producers of copper. In 1995, the Corporation produced 712,700 tons of copper for its own account from its worldwide mining operations and an additional 154,900 tons of copper for the accounts of minority interest owners. Gold, silver, molybdenum, copper chemicals and sulfuric acid are also produced as by-products of the Corporation's copper operations.

        Production of copper for the Corporation's own account from its U.S. operations constituted over 25 percent of the copper mined in the United States in 1995. Much of the Corporation's U.S. copper production, after electrowinning or smelting and refining, together with additional copper purchased from others, is used by the Corporation to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. The Corporation is the world's largest producer of copper rod.

        Phelps Dodge's international mining interests include Candelaria, its major new copper mine in Chile that commenced operations in October 1994, and other operations in Chile, South Africa and Peru. These operations produce a variety of metals and minerals including copper, gold, fluorspar, silver, lead and zinc. Phelps Dodge also explores for metals and minerals throughout the world.

        The Corporation also manufactures engineered products principally for the transportation, energy and telecommunications sectors through a group of industrial companies. Columbian Chemicals Company is among the world's largest producers of carbon black, a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and other products, for the rubber industry. It also produces specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications. Accuride Corporation is the largest North American manufacturer of steel wheels and rims for medium and heavy trucks, trailers and buses. Phelps Dodge Magnet Wire Company, the world's largest manufacturer of magnet wire, produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products. Phelps Dodge International Corporation manufactures telecommunication and energy cables and specialty conductors at its U.S. and international operations. Its international operations comprise joint venture associations at eight majority-owned subsidiaries operating in nine countries, and minority interests in other international wire and cable manufacturers operating in six countries. Through several of these companies, the Corporation is also active in the engineering and installation of telephone lines.

        The discussion of the business and properties of the Corporation contained below in Items 1 and 2 of this report is based on the Corporation's two business segments: (i) Phelps Dodge Mining Company and (ii) Phelps Dodge Industries. These are more fully described in Note 20 to the Consolidated Financial Statements which also sets forth financial information about such segments.

     (i) The Phelps Dodge Mining Company segment includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs.

     (ii) The Phelps Dodge Industries segment includes the Corporation's carbon black operations, its wheel and rim business, and its wire and cable operations.

        Information about sales and earnings of international  operations of the
Corporation  is  also  included  in  Note  20  to  the  Consolidated   Financial
Statements.

        Unless the context otherwise requires, "Corporation" and "Phelps Dodge" as used herein mean Phelps Dodge Corporation and its consolidated subsidiaries. All references to tons in this report are to short tons and references to ounces are to troy ounces.

        The number of persons employed by the Corporation on December 31, 1995, was 15,343.

PHELPS DODGE MINING COMPANY
---------------------------

        Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

Properties, Facilities and Production
-------------------------------------

        Copper Operations
        -----------------

        Phelps Dodge produces copper concentrates from open-pit mines and concentrators located in Morenci, Arizona; Santa Rita, New Mexico; and near
Copiapo, Chile. The Corporation also produces copper concentrates from two underground mines and a concentrator located near Copiapo through Ojos del Salado which is a wholly owned Chilean subsidiary of Phelps Dodge Corporation. In addition, the Corporation produces minor amounts of copper precipitates at various leaching operations. Precipitates, like concentrates, must be smelted and then electrolytically refined.

        The Corporation produces electrowon copper from mine-for-leach and solution extraction/electrowinning (SX/EW) operations in Tyrone, New Mexico. The Corporation produced copper concentrates at Tyrone until February 1992 when concentrator operations were indefinitely suspended because the higher-grade ore reserves were substantially depleted. In addition to the Tyrone operation, the Corporation produces electrowon copper from SX/EW plants at Morenci, Arizona, and Santa Rita, New Mexico.

        The Morenci complex in southeastern Arizona comprises an open-pit mine, two concentrators and two SX/EW facilities, one of which is the largest in the world. The Corporation owns an 85 percent undivided interest in the Morenci complex; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Phelps Dodge is the operator of the Morenci properties. Sumitomo takes in kind its share of Morenci production. The Morenci complex is the largest copper producing operation in North America.

        The allocation of available supplies of water among water users has for several years been the subject of litigation in Arizona, where the amounts claimed exceed supplies. Morenci water rights were established many years ago through state administrative proceedings and judicial decrees. Nevertheless, in recent years various Indian tribes in Arizona have filed suits in federal court claiming prior and paramount rights to use waters that are presently being used by many water users, including the Corporation, and damages for prior use in derogation of their allegedly paramount rights. In addition, state proceedings are currently under way to adjudicate water rights on two principal watersheds in Arizona - the Gila River watershed and the Little Colorado watershed. These suits and adjudication proceedings could adversely affect the water supplies for the Morenci operation and other prospective producing properties of the Corporation in Arizona. See "Legal Proceedings" for information concerning the status of these proceedings and other legal proceedings that might affect the Corporation's rights to use water.

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

        Candelaria, Phelps Dodge's newest mine, is located near Copiapo in the Atacama Desert of northern Chile. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and achieved full production in 1995. The project consists of an open-pit mine, concentrator, port and associated facilities. Phelps Dodge owns an 80 percent interest in Candelaria (through PD Candelaria, Inc., a wholly owned subsidiary of the Corporation), with a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, owning the remaining 20 percent interest.

        The Tyrone mine-for-leach operation near Silver City, New Mexico, is wholly owned by Phelps Dodge Corporation. The SX/EW plant at Tyrone is owned and operated by Burro Chief Copper Company (Burro Chief), a wholly owned subsidiary of the Corporation. Burro Chief also operates the SX/EW plant at Santa Rita.

        Phelps Dodge is the leading producer of copper using the SX/EW process. In 1995, the Corporation produced a total of 364,200 tons of cathode copper at its SX/EW facilities, compared with 325,800 tons in 1994 and 308,200 tons in 1993. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. As used by the Corporation in conjunction with its conventional concentrating, smelting and refining, SX/EW is a major factor in its continuing efforts to maintain internationally competitive costs.

        The Corporation initiated SX/EW production at Morenci in late 1987 and has expanded production several times since then. During the third quarter of 1995, Phelps Dodge Mining Company completed construction and commenced operations at its $200 million Southside project (the Corporation's share will be $170 million with the remainder provided by its co-participant, Sumitomo) at its Morenci mine. This project has increased Phelps Dodge's share of annual electrowon copper production capacity at Morenci by approximately 130 million pounds to a new total of approximately 425 million pounds. The expansion involved the development of the Southside ore deposit adjacent to the existing open-pit mine at Morenci. The expansion included the construction of an electrowinning tankhouse, the expansion of existing solution extraction plants, the upgrading of infrastructure systems and the addition of mining equipment.

        The Corporation initiated SX/EW production at its Burro Chief plant near Tyrone in 1984. In early 1992, the Corporation completed a fourth expansion of the plant that increased its production capacity to 70,000 tons of cathode copper per year. The Corporation expects to operate the plant for the next 10 years or more; however, unless further reserves are identified, production will decline toward the latter part of that period.

        The Corporation initiated production at its SX/EW plant at Santa Rita in August 1988. The Corporation completed its first expansion of this plant in April 1993, increasing design capacity to 60,000 tons of cathode copper per year.

        The Corporation owns and operates a smelter in Hidalgo County, New Mexico, and, through Chino Mines Company, owns a two-thirds interest in and operates the Chino smelter in Hurley, New Mexico. Phelps Dodge smelts virtually all of its share of its U.S. concentrate production and occasionally some concentrate production from Candelaria, and serves as a custom smelter for other mining companies. It also refines its share of its anode copper production. In addition, the Corporation purchases concentrates to keep its smelters operating at efficient levels. Such purchases are expected to continue whenever the smelting capacity of the Hidalgo and Chino smelters exceeds Phelps Dodge Mining Company's share of its concentrate production.

        The Corporation's refinery in El Paso, Texas, is one of the world's largest copper refineries. During 1995, the refinery operated at capacity producing just over 450,000 tons of electrolytic copper. This capacity is sufficient to refine all copper produced by the Corporation for its account at its two operating smelters. The El Paso refinery also produces gold, silver and copper sulfate and recovers small amounts of selenium, platinum and palladium as by-products of the copper refining process.

        Phelps Dodge is the world's largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of the Corporation's refined copper, and additional copper purchased by the Corporation, is converted into rod at its continuous-cast copper rod facilities in El Paso, Texas, and Norwich, Connecticut. The two plants have a collective annual capacity to convert more than 650,000 tons of refined copper into rod. During 1995, combined production of rod and other refined copper products from the two plants was 654,200 tons. In addition, an Elizabeth, New Jersey, plant fabricates specialty copper and copper alloy products for use in the aerospace, automotive, transportation and semiconductor industries.

        The following tables give the Corporation's worldwide copper production by source for the years 1991 through 1995; aggregate production and delivery (sales) data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper prices; and production from the Corporation's smelters and refinery. Major changes in operations during the five-year period included (1) increases in capacity in 1992 and 1995 of the SX/EW facilities at Morenci and the 1992 expansion of the Burro Chief plant at Tyrone; (2) indefinite suspension of concentrator operations at Tyrone in February 1992; (3) expansion of the mill at Ojos del Salado in 1991 from 1,900 to 3,850 tons of ore per day; (4) commissioning of the Santa Gertrudis gold mine in May 1991 and the subsequent sale of the Corporation's interest in the property in the 1994 second quarter; (5) at Morenci, completion in 1992 of the Northwest Extension and the 1995 start up of the Southside project; (6) expansion of Chino's SX/EW plant at Santa Rita in April 1993; (7) severe flooding problems at Ojos del Salado's Santos mine in 1993 that resulted in reduced production of copper concentrate; and (8) commencement of operations at Candelaria in the 1994 fourth quarter and achievement of full production in 1995.

------------------------------------------------------------------------------------------------------------------

PHELPS DODGE COPPER PRODUCTION DATA, BY SOURCE
----------------------------------------------
(thousand tons)

                                                             1995        1994        1993        1992        1991
                                                             ----        ----        ----        ----        ----
MATERIAL MINED
 Morenci ..............................................    261,264     240,700     219,032     203,456     198,009
 Tyrone ...............................................     83,935      62,067      49,387      32,407      92,542
 Chino ................................................    115,821     105,057     108,568     103,081     103,198
 Candelaria ...........................................     72,068      17,842           -           -           -
 Ojos del Salado ......................................      1,855       1,712       1,438       1,564       1,612
                                                           -------     -------     -------     -------     -------
     Total material mined .............................    534,943     427,378     378,425     340,508     395,361
Less minority participants' shares ....................     92,211      74,692      69,044      64,878      64,100
                                                           -------     -------     -------     -------     -------
     Net Phelps Dodge share ...........................    442,732     352,686     309,381     275,630     331,261
                                                           =======     =======     =======     =======     =======

MILL ORE MINED
 Morenci ..............................................     44,284      45,240      46,990      46,562      44,529
 Tyrone ...............................................          -           -           -       1,293      15,708
 Chino ................................................     17,026      17,811      17,436      17,160      18,048
 Candelaria ...........................................     11,439       2,685           -           -           -
 Ojos del Salado ......................................      1,596       1,536       1,314       1,513       1,159
                                                           -------     -------     -------     -------     -------
     Total mill ore mined .............................     74,345      67,272      65,740      66,528      79,444
Less minority participants' shares ....................     14,606      13,260      12,861      12,704      12,695
                                                           -------     -------     -------     -------     -------
     Net Phelps Dodge share ...........................     59,739      54,012      52,879      53,824      66,749
                                                           =======     =======     =======     =======     =======

GRADE OF ORE MINED - PERCENT COPPER
  Morenci .............................................       0.64        0.65        0.67        0.67        0.69
  Tyrone ..............................................          -           -           -        0.69        0.58
  Chino ...............................................       0.76        0.69        0.73        0.68        0.70
  Candelaria ..........................................       1.88        1.27           -           -           -
  Ojos del Salado .....................................       1.40        1.38        1.43        1.77        2.26

RECOVERABLE COPPER (a)
 Morenci:
    Concentrate .......................................      211.6       217.3       233.3       226.5       222.8
    Electrowon ........................................      225.7       190.1       170.8       162.8       119.4
 Tyrone:
    Concentrate and precipitate .......................        4.3         4.2         6.0         8.5        62.6
    Electrowon ........................................       70.4        68.9        73.5        70.2        59.5
 Chino:
    Concentrate and precipitate .......................      100.6        92.7        95.6        94.9       102.2
    Electrowon ........................................       68.1        66.8        63.9        57.3        55.2
 Candelaria:
    Concentrate .......................................      165.7        31.0           -           -           -
 Ojos del Salado:
    Concentrate .......................................       19.6        18.6        16.7        24.4        20.0
 Bisbee precipitate and
    miscellaneous .....................................        1.6         3.6         1.6         1.4         0.1
                                                           -------     -------     -------     -------     -------
    Total recoverable copper ..........................      867.6       693.2       661.4       646.0       641.8
Less minority participants' shares ....................      154.9       120.4       113.7       109.0       103.7
                                                           -------     -------     -------     -------     -------
     Net Phelps Dodge share ...........................      712.7       572.8       547.7       537.0       538.1
                                                           =======     =======     =======     =======     =======

------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
PHELPS DODGE METAL PRODUCTION AND DELIVERIES (a)
------------------------------------------------
                                                       1995         1994         1993         1992        1991
                                                       ----         ----         ----         ----        ----

COPPER (THOUSAND TONS)
    Total production ..............................    867.6        693.2        661.4        646.0        641.8
    Less minority participants'
    shares ........................................    154.9        120.4        113.7        109.0        103.7
                                                     -------      -------      -------      -------      -------
     Net Phelps Dodge share .......................    712.7        572.8        547.7        537.0        538.1
                                                     =======      =======      =======      =======      =======

    Deliveries (b)                                     696.6        560.6        543.9        537.7        553.9
                                                     =======      =======      =======      =======      =======

GOLD (THOUSAND OUNCES) (c)
    Total production ..............................      151           93           85          105           85
    Less partners' shares .........................       31           28           29           38           25
                                                     -------      -------      -------      -------      -------
     Net Phelps Dodge share .......................      120           65           56           67           60
                                                     =======      =======      =======      =======      =======

    Deliveries (b)                                       125           47           54           59           57
                                                     =======      =======      =======      =======      =======

SILVER (THOUSAND OUNCES) (c)
    Total production ..............................    2,739        1,627        1,387        1,403        1,931
    Less partners' shares .........................      545          360          273          315          314
                                                     -------      -------      -------      -------      -------
     Net Phelps Dodge share .......................    2,194        1,267        1,114        1,088        1,617
                                                     =======      =======      =======      =======      =======

    Deliveries (b)                                     1,985        1,039        1,085        1,083        1,531
                                                     =======      =======      =======      =======      =======

MOLYBDENUM (THOUSAND POUNDS)
     Total production .............................    2,024          969        1,200        1,729        2,078
     Less minority participants'
     shares .......................................      507          226          394          528          501
                                                     -------      -------      -------      -------      -------
      Net Phelps Dodge share ......................    1,517          743          806        1,201        1,577
                                                     =======      =======      =======      =======      =======

     Deliveries                                        1,328          698          905        1,129        1,566
                                                     =======      =======      =======      =======      =======

SULFURIC ACID
(THOUSAND TONS) (d)
    Total production ..............................  1,252.6      1,276.7      1,379.4      1,230.0      1,301.7
    Less minority participant's
    share .........................................    181.3        191.5        193.9        184.4        183.0
                                                     -------      -------      -------      -------      -------
     Net Phelps Dodge share .......................  1,071.3      1,085.2      1,185.5      1,045.6      1,118.7
                                                     =======      =======      =======      =======      =======

     Deliveries                                        554.3        685.2        718.4        733.7        855.7
                                                     =======      =======      =======      =======      =======


----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                  1995         1994         1993         1992         1991
                                                  ----         ----         ----         ----         ----

COMEX COPPER PRICE (e) ......................    $1.35         1.07         0.85         1.03         1.05

-------------------------------------------------------------------------------------------------------------------

PHELPS DODGE SMELTERS AND REFINERY - PRODUCTION
-----------------------------------------------

Smelters (f)
  Total copper (thousand tons) ..............    422.5        411.7        376.7        329.2        305.7
  Less minority participant's share .........     58.6         60.0         51.0         49.3         34.7
                                               -------      -------      -------      -------      -------
       Net Phelps Dodge share ...............    363.9        351.7        325.7        279.9        271.0
                                               =======      =======      =======      =======      =======
Refinery (g)
  Copper (thousand tons) ....................    453.0        453.8        432.4        388.1        386.0
  Gold (thousand ounces) ....................    145.4        118.0         85.8         78.8         56.8
  Silver (thousand ounces) ..................  3,441.5      2,672.3      3,144.7      2,377.0      2,199.1

-------------------------------------------------------------------------------------------------------------------

Footnotes to the preceding tables:
     (a) Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.
     (b)    Excludes sales of purchased copper, silver and gold.
     (c) Includes the Santa Gertrudis gold project, which was operated by Phelps Dodge from 1991 through the 1994 second quarter.
     (d) Sulfuric acid production results from smelter air quality control operations; deliveries do not include internal usage.
     (e) New York Commodity Exchange annual average spot price per pound - cathodes.
     (f) Includes production from purchased concentrates and copper smelted for others on toll.
     (g) Includes production from purchased material and copper refined for others on toll.

--------------------------------------------------------------------------------

        Other Mining Operations and Investments
        ---------------------------------------

        Phelps Dodge Mining (Pty.) Limited, a wholly owned subsidiary of Phelps Dodge Corporation, operates the Witkop fluorspar mine and mill in the western Transvaal, South Africa. The operation produces acid-grade fluorspar concentrates for customers in South Africa, the United States, Europe, Australia and Asia. During 1995, the plant expanded its technical process, allowing it to produce metallurgical-grade fluorspar for the clear glass and stainless steel industries. Fluorspar demand continued its recovery during 1995 resulting in improved revenues and profitability for the operation.

        Black Mountain Mineral Development Company (Pty.) Limited operates a lead-silver-zinc-copper mine and concentrator in the Cape Province of South Africa. The operation is owned 44.6 percent by Phelps Dodge and 55.4 percent by the Gold Fields of South Africa group. Phelps Dodge accounts for its investment in Black Mountain on the equity basis. Despite a continuation of favorable base metal prices in 1995, profitability declined as less than average ore grades caused an increase in operating costs. Phelps Dodge received $5.7 million and $2.9 million in dividend payments from Black Mountain in 1995 and 1994, respectively. The 1994 dividend was the first received by the Corporation from Black Mountain since 1991.

        Phelps Dodge owns a 13.9 percent interest in Southern Peru Copper Corporation (SPCC), which operates two copper mines, two concentrators, an SX/EW facility, a smelter and a refinery in Peru. The Corporation's interest in SPCC decreased from the 16.25 percent it held at the end of 1994 as a result of an exchange offering of SPCC common shares recently consummated. SPCC's other shareholders are ASARCO Incorporated with a 54.1 percent interest and the Cerro Trading Company with a 17.8 percent interest. The common stock held by Phelps Dodge, ASARCO and Cerro Trading Company is closely held and is not registered for trading. The remaining 14.2 percent interest is publicly held. SPCC's results are not included in Phelps Dodge's earnings because the Corporation accounts for its investment in SPCC on the cost basis. During 1995, Phelps Dodge received dividend payments of $13.6 million from SPCC, compared with $3.5 million in 1994, $2.9 million in 1993, $2.4 million in 1992 and $9.8 million in 1991.

Exploration & Development
-------------------------

        Phelps Dodge Exploration Corporation's primary objectives are to increase copper reserves through discoveries, acquisitions and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Phelps Dodge Exploration Corporation operates offices in Australia, Canada, Chile, Mexico, Peru, South Africa, Thailand, the United States and
Zambia. During 1995, new offices were established in the Philippines and Indonesia.

        The 1995 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. The Corporation expended $60.3 million on worldwide exploration during 1995, compared with $40.0 million in 1994 and $43.4 million in 1993. Approximately 32 percent of the 1995 expenditures occurred in the United States, compared with 55 percent in both 1994 and 1993. The balance of exploration expenditures was spent principally in Chile, Canada, Peru, Mexico, Australia and Zambia.

        During 1995, continuing exploration efforts at existing Phelps Dodge copper operations outlined significant additional copper resources.

        In the Morenci area, a districtwide exploration program continued in 1995. Additional drilling at the Garfield deposit, located north of the Morenci and Metcalf ore bodies, has delineated a mineral resource now estimated to contain approximately 1 billion tons of leach material at a grade of 0.27 percent copper. The Corporation anticipates that the volume of this copper resource may double with further drilling now under way.

        Elsewhere in the United States, the Corporation continued to evaluate its mineral resources in the Safford district in eastern Arizona. An evaluation of the Dos Pobres deposit indicates 330 million tons of milling material with a grade of 0.65 percent copper and 285 million tons of leachable material with a grade of 0.39 percent copper. A feasibility study and permitting for this resource will begin in early 1996. Other resources under study in the Safford district include San Juan, Lone Star and the recently acquired Sanchez property. The Safford district has the potential to add an estimated 100,000 tons of low-cost cathode copper to the annual copper production of Phelps Dodge Mining Company in the future.

        Project permitting continued at the Seven-Up Pete joint venture's McDonald gold project near Lincoln, Montana, with the regulatory review process expected to be complete in 1997. Phelps Dodge Corporation owns a 72.25 percent interest in the Seven-Up Pete joint venture and Canyon Resources Corporation of Golden, Colorado, holds the remaining 27.75 percent interest.

        Internationally, the Corporation increased exploration efforts in Peru, where it acquired and began initial evaluation of copper resources at the Chapi prospect near Arequipa. Phelps Dodge controls 70 percent of the property, while local interests share the remaining 30 percent. In addition, Phelps Dodge Exploration Corporation has entered into a number of joint venture associations with mining and exploration companies to evaluate selected mineral opportunities in various countries.

        Phelps Dodge is also evaluating the Piedras Verdes property in Sonora, Mexico. The Corporation acquired a 70 percent interest in this property in 1995; the remaining 30 percent interest is held by Azco Mining, Inc. In Zambia, the Corporation completed a preliminary feasibility study of copper resources in the Lumwana region. The initial evaluation will be complete in 1996.

Ore Reserves
------------

        Ore reserves at each of Phelps Dodge's copper operations and at Dos Pobres have been estimated as follows:

-------------------------------------------------------------------------------

                         Estimated at December 31, 1995
                         ------------------------------
                          Milling                   Leaching
                          Reserves                  Reserves             Phelps
                      ----------------          ----------------          Dodge
                      Million        %        Million          %        Interest
                       Tons       Copper        Tons         Copper        (%)
                       ----       ------        ----         ------       -----

Morenci ...........   430.5         0.72     1,094.5         0.31         85.0
Chino .............   297.5         0.67       662.6         0.24         66.7
Tyrone ............       -            -       170.6         0.36        100.0
Candelaria ........   384.4         1.07           -            -         80.0
Dos Pobres ........   330.0         0.65       285.0         0.39        100.0
Ojos del Salado ...    13.7         1.32           -            -        100.0

----------------

        The Candelaria and Ojos del Salado deposits are estimated to contain, respectively, 0.007 ounces and 0.008 ounces of gold per ton.


                         Estimated at December 31, 1994
                         ------------------------------
                          Milling                   Leaching
                          Reserves                  Reserves             Phelps
                      ----------------          ----------------          Dodge
                      Million        %          Million        %        Interest
                       Tons       Copper        Tons         Copper        (%)
                       ----       ------        ----         ------       -----

Morenci ...........   477.7         0.72      1,193.2        0.32         85.0
Chino .............   315.4         0.67        720.5        0.24         66.7
Tyrone ............       -            -        230.2        0.35        100.0
Candelaria ........   399.1         1.09            -           -         80.0
Dos Pobres.........
Ojos del Salado ...    16.2         1.33            -           -        100.0

--------------------------------------------------------------------------------

        The Corporation's estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

--------------------------------------------------------------------------------
                                        1995     1994     1993    1992     1991
                                        ----     ----     ----    ----     ----

Milling reserves (billion tons) .......  1.2      1.0      0.9     1.0      1.1

Leaching reserves (billion tons) ......  1.8      1.7      1.2     1.0      1.1

Commercially recoverable copper
  (million tons) ...................... 12.3     10.6     10.1    10.5     10.8

--------------------------------------------------------------------------------

        Ore reserves at each of Phelps Dodge's other mining operations and investments at year-end 1995 are estimated as follows:

-------------------------------------------------------------------------------------------------------------------

                        Ore                                                       Phelps
                      Reserves    Silver                                 %        Dodge
                      Million     Ounces      %         %       %     Calcium     Int.
                       Tons      Per Ton    Copper     Lead    Zinc   Fluoride    (%)
                      ------     --------   ------     ----    ----   -------     ----
Black Mountain
  Broken Hill
   deposit             12.2        2.3       0.51      5.7      2.9        -      44.60

Southern Peru
  Copper
   Corporation *    1,294.4          -       0.74        -        -        -      13.90

Phelps Dodge
  Mining Limited       20.8          -          -        -        -    17.23     100.00

----------------

* Southern Peru Copper Corporation deposits also contain approximately 155 million tons of leach material at a grade of 0.27 percent copper.

-------------------------------------------------------------------------------------------------------------------

        Ore reserves are those estimated quantities of ore that, under conditions anticipated by the Corporation, may be profitably mined and processed for extraction of their constituent values. Estimates of the Corporation's reserves are based upon the Corporation's engineering evaluations of assay values derived from samplings of drill holes and other openings. In the Corporation's opinion, the sites for such samplings are spaced sufficiently close and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. Stated tonnages and grades of ore do not reflect waste dilution in mining or losses in processing. Leaching reserves include copper estimated to be recoverable from leach reserves remaining to be mined at Morenci, Chino, Tyrone and Dos Pobres. Commercially recoverable copper includes copper estimated to be recoverable from milling and leaching reserves and from existing stock piles of leach material at Morenci, Chino and Tyrone.

        The Corporation holds various other properties containing mineral deposits that it believes could be brought into production should market conditions warrant. Permitting and significant capital expenditures would be required before operations could commence at these properties. These deposits are estimated to contain the following mineralization as of December 31, 1995:

-------------------------------------------------------------------------------------------------------------------
                                     Sulfide Material   Leach Material                   Phelps
                                     ----------------   --------------        Gold       Dodge
                                   Million     %       Million    %          Ounces      Interest
                     Location       Tons    Copper      Tons    Copper       Per Ton      (%)
                     --------      -----    ------     -----    ------       -------      ---

Ajo                  Arizona         160      0.56         -         -          -       100.00

Cochise              Arizona           -         -       210      0.40          -       100.00

Copper Basin         Arizona          70      0.53         -         -          -       100.00

Coronado             Arizona         180      0.69       310      0.29          -        85.00

Garfield             Arizona           -         -     1,000      0.27          -        85.00

Lone Star            Arizona           -         -     1,600      0.38          -       100.00

Sanchez              Arizona           -         -       230      0.29          -       100.00

San Juan             Arizona           -         -       270      0.28          -       100.00

Western Copper       Arizona         530      0.55       500      0.31          -        85.00

McDonald             Montana           -         -       205         -         0.025     72.25

Piedras Verdes       Mexico            -         -       150      0.41          -        70.00

Black Mountain *     South Africa     20         -         -         -          -        44.60

------------------

        *   The Black Mountain  deposit  contains an estimated 6.3 percent lead,
            1.16 percent zinc, 0.71 percent copper and 1.81 ounces of silver per ton.

-------------------------------------------------------------------------------------------------------------------

Ownership of Real Property
--------------------------

        The Corporation owns substantially all the lands on which its copper mines, concentrators, SX/EW facilities, smelters, refinery and rod mills are located and holds the rest under lease. The Chino Mines partnership owns substantially all the lands on which its copper mine, concentrator, SX/EW facility and smelter are located and holds the rest under lease.

Sales and Competition
---------------------

        A majority of Phelps Dodge's copper, and additional copper purchased by the Corporation, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 55 percent of Phelps Dodge Mining Company's sales in 1995. Phelps Dodge also sells its copper as concentrate and cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Phelps Dodge rod also is used by the Corporation's magnet wire, bare wire and specialty conductor operations.

        The Corporation sells its copper rod and cathode on the basis of premiums, which are announced from time to time by the Corporation, over New York Commodity Exchange (COMEX) prices. It also sells copper concentrates based on the prices on the COMEX or the London Metal Exchange (LME). From time to time, Phelps Dodge engages in hedging programs designed to enable the Corporation to realize current average prices for metal delivered or committed to be delivered. Other price protection arrangements also may be entered into from time to time, depending on market circumstances, to ensure a minimum price for a portion of the Corporation's expected future mine production (see Management's Discussion and Analysis and Notes 1 and 19 to the Consolidated Financial Statements for a further discussion of such arrangements).

        Most of the refined copper sold by Phelps Dodge is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It is also used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

        In the sale of copper as rod, cathode and concentrates, the Corporation competes, directly or indirectly, with many other sellers, including at least four other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor rates and in some cases a lack of strict regulatory requirements. The Corporation believes that its ongoing programs to contain costs and improve productivity in its copper operations have significantly narrowed these cost advantages and have placed the Corporation in a favorable competitive position with respect to a number of its international competitors.

        The Corporation's copper also competes with other materials, such as aluminum, plastics, stainless steel and fiber optics, that can be substituted for copper in certain applications.

        The Corporation's principal methods of competing include pricing, product quality, customer service and dependability of supply.

Prices, Supply and Consumption
------------------------------

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

        A slowing world economy and higher exports from formerly socialist countries resulted in modest surpluses in 1991 and 1992. As a result, the COMEX price decreased in 1991 resulting in an annual average price per pound of $1.05, and decreased further in 1992 to an annual average price per pound of $1.03. Excess inventories caused average copper prices to decline to 85 cents per pound in 1993. In 1994, excess inventories that accumulated after 1992 were liquidated as copper consumption increased reflecting solid economic growth in the United States, the beginning of an economic recovery in Europe and continued strong demand from the Pacific Rim region, excluding Japan. As a result, the 1994 annual average price per pound increased to $1.07.

        In 1995, the price of copper as reported on COMEX averaged $1.35 per pound of copper cathode, 28 cents more than the 1994 average price. The price increase was attributable to the strong growth in demand during 1994, which reduced copper inventories to low levels in 1995. However, worldwide copper consumption rose by only 1.7 percent in 1995. In the United States, inventory adjustments in copper-intensive sectors such as construction and transportation negatively impacted consumption. In addition, a second year of improvement in European consumption was partially offset by the faltering recovery in Japan, a sharp contraction of economic activity in Taiwan, and signs of slowed growth in South Korea. At the same time, copper production increased significantly. Even in light of the modest consumption growth and significant production growth, a modest deficit of copper still existed in 1995. In 1996 through March 7, the COMEX price averaged $1.17 per pound reflecting increasing inventory levels.

Costs
-----

        The Corporation's unit production costs of copper in 1995 were approximately the same as those in 1994 generally reflecting continued high levels of production, the first full year effects of low cost Candelaria production, the cost containment programs put into place over the last few years and significant amounts of copper obtained through the SX/EW process, including the start up of the Southside SX/EW project at the Morenci mine in the 1995 third quarter, at favorable incremental costs.

Energy Supplies
---------------

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

Environmental and Other Regulatory Matters
------------------------------------------

        Federal and state environmental laws and regulations affect many aspects of the Corporation's mining operations. The federal Clean Air Act of 1970, as amended (the Clean Air Act), and regulations thereunder to date have had the most significant impact, particularly on the Corporation's smelters.

        The "solid wastes" of the Corporation's copper operations may be subject to regulation under the federal Resource Conservation and Recovery Act (RCRA) and related state laws and, to the extent these wastes affect surface waters, under the federal Clean Water Act and relevant state water quality laws. Mining wastes were exempted from the federal "hazardous waste" regulations under Subtitle C of RCRA pending study by the Environmental Protection Agency (EPA) and promulgation of regulations governing hazardous mining waste. As a result of that study, EPA determined in 1986 that "extraction" and "beneficiation" wastes did not warrant "hazardous waste" regulation under Subtitle C of RCRA, but instead should be regulated as "solid waste" under Subtitle D of RCRA. EPA determined in 1991 that 20 mineral "processing" wastes also should be regulated as "solid waste" under RCRA Subtitle D, rather than be regulated as "hazardous waste" under RCRA Subtitle C. Only three of the 20 wastes are copper
"processing" wastes. Therefore, the generation and management of any other mineral smelting and refining waste could be subject to "hazardous waste" regulation if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a "listed hazardous waste." These changes were effective in many states, including Arizona, New Mexico and Texas, by the end of 1991. On December 15, 1995, EPA signed a draft supplemental rule to RCRA Subtitle C, creating Phase IV Land Disposal Restrictions which may expand the class of waste subject to "hazardous waste" regulation under RCRA Subtitle C. The Corporation has taken steps to address the potential regulation as "hazardous waste" of any of its wastes which no longer meet the definition of exempt mineral "processing" wastes. RCRA Subtitle D rules governing mineral "extraction" and "beneficiation" wastes and "processing" wastes that are exempt from RCRA Subtitle C have not yet been promulgated by EPA, Arizona or New Mexico. The Corporation cannot yet estimate the impact of such mining waste regulations on its operations.

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

        Effective September 27, 1989, Arizona adopted regulations for its aquifer protection permit (APP) program, which replaced the then existing Arizona groundwater quality protection permit regulations. The Corporation is in compliance with the APP regulations, pursuant to the transition provisions for existing facilities under those regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination. APP applications for existing facilities deemed to be in compliance with the new regulations are not required until requested by the State or unless a major modification at the facility alters the existing discharge characteristics. The Corporation has conducted groundwater studies and submitted APP applications for a closed tailing pile in Clarkdale, Arizona, and certain facilities at its Copper Queen branch in Bisbee, Arizona, pursuant to a request by the Arizona Department of Environmental Quality (ADEQ). ADEQ has requested and the Corporation will submit to ADEQ in the future an application covering other facilities at the Copper Queen branch. Also, ADEQ has published a list of site-specific application deadlines for all existing facilities known to ADEQ. The list includes several of the Corporation's properties, which were assigned deadlines ranging to October 30, 1996. It is not known what the APP requirements for the listed facilities will be and, therefore, it is not possible to estimate such costs. The Corporation is likely to continue to have to make expenditures to comply with the APP program and regulations.

        On December 23, 1994, Chino Mines Company (CMC), which is two-thirds owned by Phelps Dodge Corporation and is located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department that will require CMC to study the environmental impacts and potential health risks associated with portions of the CMC property affected by historical mining operations. Phelps Dodge acquired CMC at the end of 1986. Those studies began in 1995 and, until completed, it will not be possible to determine the nature, extent, cost, and timing of remedial work which will be required under the AOC, although remedial work is expected to be required.

        In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector has been directed to adopt rules implementing the Arizona law by June 30, 1996. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

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

        The  Corporation  estimates that its share of capital  expenditures  for programs to comply with applicable environmental laws and regulations that affect its mining operations will total approximately $25 million in 1996 and from $20 million to $25 million in 1997; $13 million was spent on such programs in 1995. The Corporation also anticipates making significant capital and other expenditures beyond 1997 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

        In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. However, mining law amendments were added to the 1996 budget bill, which is still the subject of negotiation between the Congress and the President. The amendments contained in the budget bill (i) impose a 5 percent net proceeds royalty on minerals extracted from federal lands, (ii) require payment of fair market value for patenting federal lands, (iii) make permanent the existing claim maintenance fee and double the fee in the future, and (iv) require that patented lands used for non-mining purposes revert to the federal government. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of the amendments would result in additional expenses in the development and operation of new mines on federal lands.

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

Labor Matters
-------------

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

PHELPS DODGE INDUSTRIES
-----------------------

        Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); and its U.S. and international wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

Operations
----------

        Columbian Chemicals, headquartered in Atlanta, Georgia, is an international producer and marketer of carbon blacks. The company produces a full range of rubber and industrial carbon blacks in 11 plants worldwide, with approximately one-half of its production in North America and the other half at facilities in the United Kingdom, Germany, Italy, Spain, Hungary (owned 60 percent by Columbian Chemicals), and the Philippines (owned 88.2 percent by Columbian Chemicals). Columbian's rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. The company's industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. The Hungarian plant began production in December 1993. It is owned by Columbian Tiszai Carbon Ltd. which in turn is owned 60 percent by Columbian Chemicals and 40 percent by Tiszai Vegyi Kombinat Rt., the largest petrochemical company in Hungary. The plant in Santander, Spain, was acquired in 1994 from Repsol Quimica S.A. and is wholly owned by the Corporation. Coupled with the start up of the Hungarian plant in late 1993, the Spanish plant improves Columbian's position in Europe and increases the company's ability to service its key international customers. The company also maintains sales offices in ten countries and makes use of distributors worldwide. One of the company's carbon black plants in Germany, the Hamburg plant, was closed in 1994 as a result of its high cost structure and environmental restrictions. In addition, the company sold its synthetic iron oxide plant (MAPICO) during the 1995 first quarter. This operation was peripheral to Columbian's core business.

        Extensive research, development and engineering is performed by Columbian at four locations. The company's Technology Center at Swartz, Louisiana, is responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at the Technology Center is supported by development work at the company's North Bend, Louisiana, and Hamilton, Ontario, plants. The European Central Laboratory at Avonmouth, United Kingdom, provides technical support for Columbian's European operations. Columbian Chemicals also licenses rubber carbon technology to other carbon black manufacturing companies in various countries.

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

        The Corporation has interests in companies that are primarily involved in the manufacture of telecommunication and energy cables and specialty conductors for international markets through U.S. operations and joint venture associations in 15 other countries. The Corporation's interests in these companies are managed by Phelps Dodge International Corporation, a wholly owned subsidiary headquartered in Coral Gables, Florida, which also provides management, marketing assistance, technical support and engineering and purchasing services to these companies. Through these companies, the Corporation is also active in the engineering and installation of telephone lines. In order to supply the increasing demand for copper rod in certain countries, five of the Corporation's international wire and cable companies have continuous-cast copper rod facilities. The Corporation has majority interests in companies operating in nine countries -- Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Panama, Thailand and Venezuela. The Corporation has minority interests in companies located in Hong Kong, Thailand, China and the Philippines, accounted for on the equity basis, and in companies located in Greece, India and Zambia, accounted for on the cost basis. In December 1994, the Corporation sold its 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V.

        Phelps Dodge International Corporation also manages U.S. operations that manufacture and market specialty high-performance conductors for the aerospace, automotive, biomedical, computer and consumer electronics markets. The principal products are highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches. These manufacturing operations consist of plants located in Inman, South Carolina, and Trenton, Georgia.

        See Note 20 to the Consolidated Financial Statements for information concerning Phelps Dodge Industries' sales by its carbon black, wheel and rim, and wire and cable operations.

Competition and Markets
-----------------------

        The principal competitive factors in the various markets in which Phelps Dodge Industries competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line and research and development.

        Columbian Chemicals is among the world's largest producers of carbon black. Approximately 90 percent of the carbon black produced by Columbian Chemicals is used in rubber applications, 75 percent of which is used in the tire industry. The major tire manufacturers in the United States and Western Europe account for a substantial portion of Columbian Chemicals' carbon black sales. In addition, Columbian Chemicals maintains a strong competitive position in mechanical rubber goods markets based on its commitment to quality and service. The Corporation is not aware of any product that could be substituted for carbon black to a significant extent in any of its principal applications. Including Columbian Chemicals, there are a total of six carbon black producers in the United States, two in Canada and three major producers in Western Europe. The carbon black industry is highly competitive, particularly in the U.S. rubber black market. The company has expanded its production and marketing position by entry into the emerging market in Central Europe through the start up of operations of Columbian Tiszai Carbon Ltd. in Hungary in late 1993, and further enhanced its presence in international markets through the acquisition of a carbon black plant in Spain in late 1994.

        The Corporation believes that Accuride is the largest producer of rim and wheel products for commercial trucks, trailers and buses in North America. Accuride's sales are primarily in the United States, where a majority of the truck, trailer and bus manufacturers are located, and in Canada. The demand for its products fluctuates with the level of original equipment truck, trailer and bus manufacturing activity. In the last five years, Accuride's 10 largest customers have accounted for approximately 65 percent of its total sales. Accuride principally competes with three U.S. companies and one major foreign company.

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

        The Corporation's international telecommunication and energy cable companies sell a majority of their products to contractors, distributors, and public and private utilities. Their products are used in lighting, power distribution, telecommunications and other electrical applications. In addition, the companies provide engineering and installation of telephone lines in South America. The Corporation's specialty high-performance conductors are primarily sold to intermediators (insulators, assemblers, subcontractors and distributors). More than half of these products are ultimately sold to commercial and military aerospace companies for use in airframes, avionics, space electronics, radar systems and ground control electronics. Specialty high-performance conductors are also used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. The Corporation has one primary U.S. competitor in the specialty conductor market; however, in those few markets where it competes for high volume products, it faces competition from several U.S. fabricators.

Raw Materials
-------------

        Carbon black primarily is produced from heavy residual oil, a by-product of the crude oil refining process. Columbian Chemicals purchases substantially all of its feedstock on a spot basis at prices that fluctuate with world oil prices. The cost of feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of increasing oil prices, Columbian Chemicals must be able to pass through to customers any increase in its feedstock costs.

        Accuride manufactures a majority of its products from either flat roll or section steel, except for certain finished aluminum products manufactured to its specifications and designs by a third party.

        The principal raw materials used by Phelps Dodge Magnet Wire Company's manufacturing operations are copper, aluminum and various electrical insulating materials.

        The principal raw materials used by the Corporation's international telecommunication and energy cable companies are copper, copper alloy, aluminum, copper-clad steel and various electrical insulating materials. The specialty conductor product line is usually plated with silver, nickel or tin. A majority of the materials used by these companies is purchased from others.

        Phelps Dodge Magnet Wire Company acquires most of its copper from the Corporation. Phelps Dodge Industries purchases its residual oil feedstock and other raw materials from various other suppliers. It does not believe that the loss of any one supplier would have a material adverse effect on its financial conditions or on the results of its operations.

Energy
------

        Phelps Dodge Industries' operations generally use purchased electricity and natural gas as their principal sources of energy. Phelps Dodge Magnet Wire Company's principal manufacturing equipment that uses natural gas is also equipped to burn alternative fuels.

Environmental Matters
---------------------

        Environmental laws and regulations affect many aspects of the Corporation's industrial operations. Phelps Dodge Industries estimates that its capital expenditures for programs to comply with applicable environmental laws and regulations will total approximately $20 million in 1996 and from $5 million to $10 million in 1997; $8 million was spent on these programs in 1995. The Corporation also anticipates making significant capital and other expenditures beyond 1997 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

Labor Agreements
----------------

        Phelps Dodge Industries has labor agreements covering most of its U.S. and international plants. Phelps Dodge Magnet Wire Company has a three-year agreement covering approximately 360 employees at its Hopkinsville, Kentucky, plant that expires on October 11, 1996. Columbian Chemicals has three-year agreements covering approximately 100 employees at its El Dorado, Arkansas, and Marshall, West Virginia, plants that expire on March 31, 1996, and June 15, 1996, respectively. Columbian Chemicals also has agreements at its operations in England and Germany that expire on May 8, 1996, and June 30, 1996, respectively. Phelps Dodge International Corporation has agreements expiring in 1996 at associate company plants in Venezuela and El Salvador.

Ownership of Real Property
--------------------------

        Phelps Dodge Industries owns all of its plants and the land on which they are located except for the facilities of Accuride at Henderson, which are leased, and the land, which also is leased, on which five international plants are located.

RESEARCH AND DEVELOPMENT
------------------------

        The Corporation conducts research and development programs relating to exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, and metal processing and product development. It also conducts research and development programs related to its carbon black products through its Columbian Chemicals subsidiary, its wheel and rim products through its Accuride subsidiary, its wire insulating processes and materials through Phelps Dodge Magnet Wire Company, and conductor materials and processes through Phelps Dodge International Corporation. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $15.8 million in 1995, compared with $15.9 million in 1994 and $16.3 million in 1993.

OTHER ENVIRONMENTAL MATTERS
---------------------------

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

        At December 31, 1995, the Corporation had reserves of $144.1 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

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

        The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters." The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1996 and 1997, and the expenditures for those programs in 1995, are separate from the reserves and estimates described above.

        The Environmental, Health and Safety Committee of the Board of Directors, comprising six non-employee directors, was established in 1991. The Committee met three times in 1995 to review, among other things, the Corporation's policies with respect to environmental, health and safety matters, and the adequacy of management's programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

Item 3.  Legal Proceedings
--------------------------

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

        The further EPA rulemakings were also challenged by the American Mining Congress and others in federal court actions filed in 1989 and 1993. The U.S. Court of Appeals for the District of Columbia Circuit decided two of the appeals in 1995. In National Mining Association v. EPA, 59 F.3d 1351 (D.C. Cir. 1995), the court agreed with EPA that, under the federal hazardous air pollutants program, collocated facilities should be considered as part of the same emitting "source" and fugitive emissions must be counted when determining whether a source is a "major source." The court agreed with the industry petitioners that a source could avoid "major source" status by using effective air pollution controls, even if the controls are not "federally enforceable."

        In Chemical Manufacturers Association et al. v. EPA, No. 89-1514, Slip op. (D.C. Cir. 1995), the court agreed with the industry petitioners and vacated and remanded EPA's rules which did not allow facilities to consider air pollution controls when determining whether a permit is needed for new or increased emissions of criteria pollutants, unless the controls were "federally enforceable." In response, EPA has asserted that its rules nevertheless remain in effect and that it may cure the defect in the rules merely by issuing written guidance in the near future. The industry petitioners have requested the court to enforce its original mandate against the agency.

        The effect of these decisions on the Corporation's facilities will vary on a case-by-case basis. They will have no effect on some facilities; they may cause some facilities to be regulated as "major sources" under one or more federal programs; and they may allow some sources to avoid regulation as "major sources" by using air pollution controls that are enforceable under federal, state or local laws.

        II.  Reference  is  made to Part  I,  Items 1 and 2 of this  report  for
information   regarding   proceedings   that   pertain  to  water  used  by  the
Corporation's Morenci, Arizona, operations.

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

                                    (iv) By a letter  agreement  dated September
               7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe. Legislation authorizing that settlement was enacted into law on October 30, 1992. A comprehensive settlement agreement is presently being negotiated. Congress has approved a second one-year extension to that law so that the settlement will become effective if it is approved by the Arizona Superior Court and certain conditions are met by December 31, 1996.

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

                   The major users on the mainstream of the Gila River (decreed right holders) had engaged in continuing mandatory settlement discussions under the supervision of the Court until those discussions terminated during the summer of 1994. Some remaining issues were tried in November 1994. The Court's rulings entered April 14, 1995, regarding water quality, limitations on industrial uses, the definition of subflow and the plaintiff-in-intervention's right to natural flows from the Gila River, could affect the approximately 3,000 acre-feet of water that the Corporation diverts annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to the agreement between the Corporation and the Gila Valley Irrigation District.

                   Additional issues remain, some of which may go to trial during 1996.

                   2. On December 30, 1982, the Gila River Indian Community initiated an action styled Gila River Indian Community v. Gila Valley Irrigation District, et al., No. CIA 82-2185 (D. Ariz.), complaining about allegedly improper uses by approximately 17,000 named defendants of "water from within the Gila River watershed." The Corporation was named as a defendant in the complaint, but it has not yet been served with process. The complaint seeks an injunction restraining future uses of water that interfere with the alleged prior rights of the Gila River Indian Community, as well as compensatory and punitive damages in an unspecified amount.

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

        Since the late 1980s, PDI has been served with complaints in asbestos-related actions filed on behalf of over 16,350 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposure to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. During 1993 and 1994, PDI was successful in obtaining dismissal of all claims against it in Mississippi with the exception of one wrongful death claim.

        A total of 197 claims against PDI were dismissed in 1995. During that year, 2,559 new asbestos-related claims were filed against PDI in ten states. As of December 31, 1995, a total of 2,701 asbestos-related claims were pending against PDI in 15 jurisdictions. PDI is vigorously contesting and defending these asbestos-related claims.

        In December 1995, Phelps Dodge and its insurers executed an agreement embodying a cost sharing arrangement for defense and indemnity costs arising out of the asbestos litigation.

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

        With respect to these 36 sites, based on currently available information, which in many cases is preliminary and incomplete, the Corporation has no reason to believe that its ultimate responsibility for remediation costs will exceed $1.0 million at any site and believes most will be substantially under $0.1 million. While additional costs to the Corporation are reasonably possible, that cost is not expected to exceed $10.0 million.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation
----------------------------------------------

        The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 1996, the executive officers of Phelps Dodge Corporation were as follows:

                         Age at                                 Officer of the
         Name            3/1/96            Position           Corporation since
         ----            ------            --------           -----------------

Douglas C. Yearley          60     Chairman of the Board,
                                     President and Chief
                                     Executive Officer                1981

Manuel J. Iraola            47     Senior Vice President              1995

Thomas M. St. Clair         60     Senior Vice President and
                                     Chief Financial Officer          1989

J. Steven Whisler           41     Senior Vice President              1987

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

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters
--------------------------------------------------------------------------------

        The information called for by Item 5 appears in Management's Discussion and Analysis in this report.

Item 6.  Selected Financial Data
--------------------------------
(In millions except per share amounts)
                                    1995         1994 (a)     1993        1992         1991
                                    ----         --------     ----        ----         ----
Sales and other
 operating revenues ........   $  4,185.4      3,289.2      2,595.9      2,579.3      2,434.3

Income before cumulative
 effect of accounting
  changes (b) ..............   $    746.6        271.0        187.9        301.6        272.9

  Per common share (c) .....   $    10.65         3.81         2.66         4.28         3.93

Cumulative effect of
 accounting changes (d) ....   $        -            -            -        (79.9)           -

  Per common share (c) .....   $        -            -            -        (1.13)           -

Net income (b) .............   $    746.6        271.0        187.9        221.7        272.9

  Per common share (c) .....   $    10.65         3.81         2.66         3.15         3.93

Total assets ...............   $  4,645.9      4,133.8      3,720.9      3,441.2      3,051.2

Long-term debt .............   $    613.1        622.3        547.3        373.8        382.0

Dividends per common
 share: (c) ................   $     1.80         1.69         1.65         1.61         1.50

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

(d) Includes one-time, after-tax charges in 1992 for the adoption of new accounting methods for postretirement and postemployment benefits (SFAS
        No. 106 and SFAS No. 112) and income taxes (SFAS No. 109).

Note: See Management's Discussion and Analysis for a discussion of the effect on the Corporation's results of material changes in the price the Corporation receives for copper or in its unit production costs.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Phelps Dodge reported 1995 consolidated net income of $746.6 million, or $10.65 per common share. This amount compares with 1994 income of $362.7 million, or $5.10 per common share, less non-recurring after-tax charges in the fourth quarter of $91.7 million, or $1.29 per common share, that reduced reported 1994 net income to $271.0 million, or $3.81 per common share. The 1994 non-recurring charges primarily reflected additional provisions for estimated future costs associated with environmental matters and for estimated losses on the disposition of certain operating facilities. Note 2 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the 1994 non-recurring charges.

        The Corporation reported 1993 consolidated net income of $187.9 million, or $2.66 per common share, including after-tax revenues of $26.0 million, or 37 cents per common share, from copper price protection arrangements. Net income in 1993 was adversely affected by the passage of the Omnibus Budget Reconciliation Act of 1993 in the third quarter that retroactively raised the maximum corporate income tax rate from 34 percent to 35 percent effective January 1, 1993. As a result, the Corporation raised its 1993 tax provision by approximately $9.0 million, or 13 cents per common share.

        The Corporation's consolidated financial results for the last three years are summarized below (in millions except per common share amounts):

--------------------------------------------------------------------------------

                                                  1995         1994         1993
                                                  ----         ----         ----

Sales and other operating revenues ........  $ 4,185.4      3,289.2      2,595.9
Operating income ..........................  $ 1,100.5        400.4        326.5
Net income ................................  $   746.6        271.0        187.9
Net income per common share ...............  $   10.65         3.81         2.66

--------------------------------------------------------------------------------

        A significant factor influencing the Corporation's 1995 results was the improved price of copper, the Corporation's principal product. The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.35 in 1995, compared with $1.07 in 1994 and 85 cents in 1993. The COMEX price averaged $1.17 per pound for the first two months of 1996, and closed at $1.18 on March 7, 1996.

        Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.4 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $14 million.

        The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. With respect to 1995 production, the Corporation had contracts that provided minimum quarterly average London Metal Exchange (LME) prices of 80 cents per pound for approximately 640 million pounds of copper. These contracts expired on December 31, 1995, without payment to Phelps Dodge. In addition, the Corporation had contracts that provided minimum (approximately 95 cents) and maximum (approximately $1.33) LME prices per pound for approximately 650 million pounds of copper. These contracts expired on December 31, 1995, with Phelps Dodge making payments totaling $1.3 million to the financial institutions involved. During 1994, contracts that provided the Corporation with minimum average LME copper prices of 75 cents per pound for about 21 percent of that year's production expired without payment to Phelps Dodge. During 1993, the Corporation received revenues of $39.4 million before taxes ($26.0 million, or 37 cents per common share, after taxes) from similar arrangements.

        With respect to 1996 production, as of March 7, 1996, the Corporation had entered into contracts with several financial institutions that provide for a combination of minimum and maximum prices based on the quarterly average LME price. These contracts are summarized in the following table:

--------------------------------------------------------------------------------

                         Contracts Providing      Contracts Providing Minimum
                           Minimum Prices            and Maximum Prices
                           --------------            ------------------
                        Copper    Cathode       Copper Price (LME)     Cathode
                        Price     Pounds        -----------------       Pounds
                        (LME)   (millions)      Minimum    Maximum    (millions)
                        -----   ----------      -------    -------    ----------

First Quarter ........  $0.95      170           $0.95      $1.47        170
Second Quarter .......  $0.95       90           $0.95      $1.42        170
Third Quarter ........  $0.95       40           $0.90      $1.40        145
Fourth Quarter .......               -           $0.95      $1.36        190
                                 ------                                 -----
                                   300                                   675
                                 ======                                 =====

----------------

Note: If average quarterly LME prices exceed the maximum prices, Phelps Dodge will be obligated to pay the difference to the financial institutions involved; if average quarterly LME prices fall below the minimum prices, the financial institutions will be obligated to pay Phelps Dodge the difference.

-------------------------------------------------------------------------------

        The Corporation periodically enters into forward exchange contracts to hedge certain recorded transactions denominated in foreign currencies and enters into currency option contracts to hedge certain firm commitments and other anticipated foreign currency transactions. The Corporation does not hold these financial instruments for trading purposes. The objective of the Corporation's foreign currency hedging activities is to protect the Corporation from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. During 1995, recorded and anticipated foreign currency transactions that the Corporation had hedged did not exceed $85 million and totaled $73 million at year end. The Corporation did not have any deferred unrealized gains or losses on its foreign exchange contracts at December 31, 1995, compared with deferred unrealized losses of $0.9 million at December 31, 1994. Notes 1 and 19 to the Consolidated Financial Statements contain further information to which reference should be made for a fuller understanding of the Corporation's policy for hedging foreign currency transactions.

        Consolidated 1995 revenues were $4,185.4 million, compared with $3,289.2 million in 1994. This increase principally resulted from higher average copper prices, increased volumes of copper sold from mine production, and higher prices and sales volumes for carbon black, wheels and rims, and wire and cable products. The increase in consolidated revenues from $2,595.9 million in 1993 to $3,289.2 million in 1994 primarily resulted from higher average copper prices and higher sales volumes of copper (including copper purchased for resale), wheels and rims, wire and cable products (including magnet wire sales from two U.S. plants acquired in early 1994) and carbon black.

        Phelps Dodge's results for 1995, 1994 and 1993 can be meaningfully compared by separate reference to its reporting segments, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs. Phelps Dodge Industries includes the Corporation's carbon black operations, its wheel and rim business, and its wire and cable operations.

        Within each such segment, significant events and transactions have occurred which, as indicated in the separate discussions presented below, are material to an understanding of the particular year's results and to a comparison with results of the other periods. Note 20 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the following discussion and analysis. Statistics on reserves and production can be found in Part I, Items 1 and 2 of this report.

RESULTS OF PHELPS DODGE MINING COMPANY

Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

--------------------------------------------------------------------------------

                                                        1995      1994      1993
                                                        ----      ----      ----
Copper (from own mines - thousand tons) *
   Production ..............................           712.7     572.8     547.7
   Deliveries ..............................           696.6     560.6     543.9
COMEX average spot copper price
   per pound - cathodes ....................     $      1.35      1.07      0.85

                                                        (millions of dollars)

Sales and other operating revenues .........     $   2,488.7   1,820.7   1,320.3
Operating income ...........................     $     896.8     326.4     227.2

----------------

* The Corporation's worldwide copper production and deliveries shown in the above table exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation (Heisei), and (iii) the 20 percent interest in Candelaria held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Excluded production amounts for 1995, 1994 and 1993 were 65,600 tons, 61,000 tons and 60,500 tons produced at Morenci for the account of Sumitomo and 56,200 tons, 53,200 tons and 53,200 tons produced at Chino for the account of Heisei. Excluded production amounts for 1995 and 1994 at Candelaria for the account of Sumitomo were 33,100 tons and 6,200 tons.

--------------------------------------------------------------------------------

        Phelps Dodge Mining Company reported 1995 operating income of $896.8 million. This compares with 1994 operating income of $420.8 million, which was reduced to $326.4 million after reflecting $94.4 million of fourth quarter non-recurring pre-tax charges applicable to its operations, and $227.2 million in 1993. The increase in 1995 operating earnings resulted from higher average copper prices and higher volumes of copper sold from mine production, especially from Candelaria which commenced operation in the 1994 fourth quarter. Unit production costs for 1995 were approximately the same as those in 1994 as certain costs associated with higher copper prices were offset by the favorable effects of higher-than-average ore grades mined at Candelaria and the start up of the Southside solution extraction/electrowinning (SX/EW) project at the Morenci mine. The increase in operating earnings in 1994 compared with 1993 also resulted from higher average copper prices and sales volumes of copper sold from mine production.

        The Candelaria mine is located near Copiapo in the Atacama Desert of northern Chile. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and achieved full production in 1995. Phelps Dodge owns an 80 percent interest in Candelaria and a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, both of Japan, owns a 20 percent interest. The project consists of an open-pit mine, concentrator, port and associated facilities.

        During the third quarter of 1995, Phelps Dodge Mining Company completed construction and commenced operations at its $200 million Southside project (the Corporation's share was $170 million with the remainder provided by its co-participant, Sumitomo) at its Morenci mine in southeastern Arizona. This project has increased Phelps Dodge's share of annual electrowon copper production capacity by approximately 130 million pounds. The expansion involved the development of the Southside ore deposit adjacent to the existing open-pit mine at Morenci. The expansion included the construction of an electrowinning tankhouse, the expansion of existing solution extraction plants, the upgrading of infrastructure systems and the addition of mining equipment.

        Copper unit production costs generally have been stable for the three-year period ended December 31, 1995, primarily as a result of high levels of production of low-cost cathode copper at SX/EW plants in Morenci, Arizona; Tyrone, New Mexico; and Santa Rita, New Mexico; and as a result of the closure of the higher cost concentrator operations at Tyrone in February 1992. In 1995, the Corporation produced a total of 364,200 tons of cathode copper at its SX/EW facilities, compared with 325,800 tons in 1994 and 308,200 tons in 1993. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. As used by the Corporation in conjunction with its conventional concentrating, smelting and refining, SX/EW is a major factor in its continuing efforts to maintain internationally competitive costs.

        Concentrate production at Tyrone, which historically approximated 100,000 tons of copper annually, was indefinitely suspended in February 1992 because the higher grade sulfide copper ore reserves were substantially depleted. However, in order to operate the Burro Chief SX/EW plant near Tyrone at capacity, the Corporation has undertaken mine-for-leach operations. In early 1992, the Corporation completed a fourth expansion of the SX/EW plant, increasing its production capacity to 70,000 tons of cathode copper per year. The Corporation expects to operate the plant for the next 10 years or more; however, unless further reserves are identified, production will decline toward the latter part of that period.

        The Corporation has additional sources of copper that could be placed in production should market circumstances warrant. Permitting and significant capital expenditures would be required, however, to develop such additional production capacity.

RESULTS OF PHELPS DODGE INDUSTRIES

Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); and its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

--------------------------------------------------------------------------------

                                                   1995         1994        1993
                                                   ----         ----        ----
                                                      (millions of dollars)

Sales and other operating revenues .....  $     1,696.7      1,468.5     1,275.6
Operating income .......................  $       243.3        106.1       129.1

--------------------------------------------------------------------------------

        Phelps Dodge Industries reported 1995 operating income of $243.3 million including a pre-tax gain of $26.8 million from the sale of Columbian Chemicals Company's synthetic iron oxide division (MAPICO), compared with 1994 operating income of $150.7 million that was reduced to $106.1 million by $44.6 million of 1994 fourth quarter non-recurring pre-tax charges applicable to its facilities. Operating income in 1993 was $129.1 million. Higher 1995 operating earnings primarily reflected continued excellent results in the carbon black business which saw higher average worldwide prices and higher sales volumes both in the United States and Europe, especially from new operations in Hungary and recently acquired operations in Spain. Increased 1995 operating income also reflected higher prices and sales volumes in the wire and cable businesses and in the wheel and rim business (which experienced a modest decline in sales volumes in the 1995 fourth quarter). Earnings increases in 1994 over 1993 were attributable to the continuing economic recovery in North America, particularly in the automotive sector, as well as improved economic conditions in Europe. This resulted in higher sales volumes of wheels and rims, magnet wire and carbon black.

        Columbian Chemicals' 1995 earnings were higher than in 1994 primarily because of higher sales in both North America, as overall capacity continued to tighten in the industry, and Europe. Margins in North America were favorably affected by high operating rates and improved prices. European sales volumes and prices improved during the course of the year as European economies continued to recover from the recent recession. Columbian Chemicals' 1994 earnings were higher than in 1993 primarily because of higher sales volumes and prices in North America and Europe. The 1994 earnings were offset in part by a non-recurring pre-tax provision of approximately $9.0 million for the closure of its plant in Hamburg, Germany, reflecting that plant's high cost structure and environmental restrictions. This charge was included in the 1994 fourth quarter reserve discussed in Note 2 to the Consolidated Financial Statements.

        In December 1994, Columbian Chemicals, through its wholly owned subsidiary, Columbian Carbon Spain, S.A., acquired for approximately $25 million the assets of a carbon black plant in Santander, Spain, from Repsol Quimica S.A. The acquisition of this plant increases the presence of Phelps Dodge Industries in the European market and extends the ability of Columbian Chemicals to serve customers in Spain and Portugal.

        In late 1993, Columbian Chemicals and its joint venture partner, Tiszai Vegyi Kombinat (TVK), began operation through Columbian Tiszai Carbon Ltd. (CTC) of the first carbon black manufacturing plant in Hungary. Located in the northeastern Hungarian city of Tiszaujvaros, CTC has an annual production capacity sufficient to supply the entire Hungarian carbon black market. In excess of 80 percent of CTC's production is exported. Columbian Chemicals holds a 60 percent interest in CTC; TVK, Hungary's largest petrochemical company, holds the remaining 40 percent interest.

        Accuride's 1995 earnings exceeded its 1994 earnings principally as a result of higher sales volumes and prices. North American demand for light, medium and heavy trucks and trailers continued to be strong for most of 1995. Industry build rates for commercial light trucks, heavy trucks and trailers, which were at near-record levels for most of 1994 and 1995, began to decrease in the 1995 fourth quarter. This late-1995 decrease in new and backlogged orders may be an indication of a predicted cyclical softening of this market. The increase in 1994 earnings over those in 1993 resulted from a 16 percent increase in sales volume of wheels, rims and components in response to strong demand.

        Higher 1995 earnings from Phelps Dodge Magnet Wire were primarily the result of an increase in sales volumes and improved margins. In addition to an increase in selling prices, margins also benefited from producing at capacity and the effects of certain cost reduction programs. Earnings in 1994 exceeded
1993 earnings as a result of sales volume increases and improved margins in North America. Demand in the housing, automotive and major home appliance industries allowed the company to operate at capacity throughout 1994. Sales volumes benefited from the acquisition in early 1994 of two U.S. magnet wire facilities.

        In March 1994, Phelps Dodge Magnet Wire Company acquired for approximately $52.0 million certain assets of a plant that manufactures fine-gauge magnet wire in Laurinburg, North Carolina, from Rea Magnet Wire Company, Inc. (Rea), and certain assets of a magnet wire manufacturing plant in El Paso, Texas, from Texas Magnet Wire Company, an affiliate of Rea and Fujikura International, Inc. The capacity of the Laurinburg and El Paso facilities is expected to increase by 60 percent and 100 percent, respectively, upon completion of plant expansion projects currently under way.

        In response to demand by Japanese subsidiary companies located in North America, SPD Magnet Wire Company, a joint venture of Phelps Dodge Magnet Wire Company and Sumitomo Electric Industries, Ltd., each owning a 50 percent interest, expanded its plant in Edmonton, Kentucky. The capacity of this facility has increased by 75 percent after new equipment was installed in late 1995.

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

        The 1995 earnings of Phelps Dodge International Corporation were higher than those in 1994 primarily as a result of higher sales volumes and prices. Earnings increased despite the continuation of the economic difficulties in Venezuela and the opening of traditionally local Latin American markets to global competition. Sales volumes benefited from the continued growth of the telephone cable and energy cable markets in Thailand while the Venezuelan business benefited from increased demand for energy cable from that country's oil industry. Earnings for the U.S. specialty conductor business also improved in 1995 as manufacturing cost reduction programs and an administrative reorganization began to take effect. Earnings in 1994 were lower than 1993 earnings primarily because of the economic difficulties in Venezuela and economic slowdowns in Mexico and Chile. These conditions resulted in additional costs associated with complying with strict foreign exchange controls instituted in June 1994 by the Venezuelan government, and a pre-tax loss of $7.0 million on the sale of the Corporation's 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V. Earnings in 1994 also reflected a pre-tax provision of $20.0 million for the impairment of value of the Corporation's wholly owned U.S. specialty conductor operations. This charge reflected an unfavorable change in market conditions, particularly in the defense sector, that is now considered permanent. The loss on the sale of CONELEC and the provision for impairment of value of the specialty conductor business are included in the 1994 fourth quarter reserve discussed in Note 2 to the Consolidated Financial Statements. The effect of these charges on earnings was offset in part by higher sales volumes, particularly in Thailand where earnings benefited from strong demand for telephone cables. Earnings in 1993 reflected the integration of a group of Venezuelan wire and cable manufacturing companies acquired in late 1992, and the continued growth of telephone cable, power cable and commercial wire sales in other markets.

        In 1995, operations outside the United States provided 51 percent of Phelps Dodge Industries' sales, compared with 48 percent in 1994 and 51 percent in 1993. During the year, operations outside the United States contributed 53 percent of the segment's operating income (after excluding from U.S. earnings the $26.8 million pre-tax gain on the sale of Columbian Chemicals Company's MAPICO division), compared with 52 percent in 1994 and 66 percent in 1993.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

The Corporation reported net interest expense in 1995 of $62.0 million, compared with $36.6 million in 1994 and $37.0 million in 1993. Increased 1995 net interest expense principally resulted from the cessation of capitalization of interest costs for the Candelaria project in Chile reflecting the substantial completion of construction and development in the 1994 fourth quarter. The 1995 increase also reflected interest expense on second half 1994 borrowings at Candelaria that remain outstanding, and interest expense on increased short-term borrowings at the Corporation's international wire and cable operations to finance working capital requirements. Partially offsetting the 1995 increases were foreign currency exchange gains of $8.1 million reflecting the remeasurement of Venezuelan local currency debt after a major devaluation of the Bolivar. Reported net interest expense remained relatively constant between 1994 and 1993 despite a $49.7 million increase in debt in 1994 and a $158.7 million increase in debt in 1993. This resulted from the capitalization of interest charges (totaling $20.7 million in 1994, compared with $17.5 million in 1993) primarily relating to the construction and development of two major projects -- Candelaria and the carbon black project in Hungary. Capitalization of interest charges for the carbon black plant in Hungary ceased at the end of 1993.

        The Corporation's 1995 miscellaneous income, net of miscellaneous expense, was $37.2 million, compared with $11.3 million in 1994 and $16.4 million in 1993. The increase in 1995 primarily resulted from higher interest income earned on cash and short-term investments. Miscellaneous income in 1995 also included an increase of $10.1 million in dividends received from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation. The decrease in 1994 from 1993 principally reflected losses of $6.3 million from changes in currency exchange rates, especially in countries with highly inflationary economies (particularly Venezuela).

        For the year ended December 31, 1995, the Corporation recorded a provision for taxes of $322.7 million (an effective rate of approximately 30.0 percent). This compares with a 1994 provision for taxes of $104.7 million (an effective rate of approximately 27.9 percent) and a 1993 provision of $105.9 million (an effective rate of approximately 34.6 percent). The 1995 effective rate was higher than 1994 primarily as a result of a decrease in the tax benefit for percentage depletion. Despite higher average realized copper prices in 1995, the benefit from the Corporation's allowable deduction for percentage depletion decreased from 1994 due to the first full year of operating results at Candelaria which are not subject to percentage depletion. The 1994 effective rate was lower than the 1993 effective rate as a result of an increase in the tax benefit for percentage depletion, resulting in large part from higher average realized copper prices. The 1993 effective rate was adversely affected by the passage of the Omnibus Budget Reconciliation Act of 1993 that retroactively raised the maximum U.S. corporate tax rate from 34 percent to 35 percent effective January 1, 1993. In addition to the effect of the increase in the maximum tax rate on 1993 earnings, the Corporation was required to provide an additional $6.0 million for deferred taxes on temporary differences existing at December 31, 1992. (See Note 6 to the Consolidated Financial Statements for a reconciliation of the Corporation's effective tax rates to statutory rates.)

        The Corporation's federal income tax returns for the years 1992, 1993 and 1994 are currently under examination. The Corporation has received proposed assessments from the Internal Revenue Service relating to the Corporation's federal income tax liability for the years 1990 and 1991 and will contest those proposals with the appropriate authorities. The Corporation has reached a tentative agreement with the Internal Revenue Service to settle the proposed assessment relating to the Corporation's federal income tax liability for the years 1988 and 1989. Management believes that it has made adequate provision so that the final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation. It is possible, however, that settlement of these issues may have a material effect on the timing and extent of its tax payments.

        Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the Corporation's accumulated pension and other postretirement benefit obligations. As a result of the 1995 decrease in long-term interest rates, the Corporation decreased its discount rate from 8.5 percent at December 31, 1994, to 7.25 percent at December 31, 1995. The Corporation's estimated pension obligations increased by a net $68 million primarily as a result of this discount rate decrease. The effect of the decreased discount rate on these pension obligations was offset mostly by better-than-expected returns on plan assets. Other estimated postretirement benefit obligations of the Corporation increased by a net $14 million as a result of the discount rate decrease. The effect of the decreased discount rate on this estimated obligation was offset mostly by a 1 percentage point decrease for each year in the assumed annual rate of increase in the per capita cost of covered health care benefits. For a further discussion of these issues, see Notes 15 and 16 to the Consolidated Financial Statements.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

At the end of 1995, the Corporation had cash and short-term investments of $608.5 million, compared with $286.9 million at the beginning of the year. The Corporation's operating activities provided $959.0 million of cash during the year which was more than adequate to cover dividend payments on its common stock and its investing activities.

        The Corporation also used cash provided by operating activities to purchase 2,760,600 of its common shares at a total cost of $163 million, including 2,675,600 shares under a 5 million share buy-back program authorized on March 7, 1995, and 85,000 shares under the superseded program. There were 68,593,300 common shares outstanding on December 31, 1995. On March 6, 1996, the Corporation announced that its current share purchase authorization had been increased from 5 million shares to a total of 10 million shares. Through March 7, 1996, the Corporation purchased a total of 4,424,900 of its common shares under the program, leaving an additional 5,575,100 shares authorized for purchase. The Corporation will continue to make purchases in the open market as circumstances warrant, and will also consider purchasing shares in privately negotiated transactions.

        Investing activities during 1995 included capital expenditures of $404.9 million, compared with $355.0 million in 1994 and $387.2 million in 1993. The 1995 capital expenditures included $40 million for certain mining properties owned by Azco Mining, Inc. and its subsidiaries, comprising the Sanchez property in southeastern Arizona and a 70 percent interest in the Piedras Verdes property in Mexico. Investing activities in 1995 also included cash proceeds of $45.0 million for the divestiture of Columbian Chemicals Company's synthetic iron oxide facility (MAPICO). The $32.2 million decrease in 1994 capital expenditures from 1993 principally reflected higher 1993 spending on the Candelaria project, substantially completed in October 1994, and the Hungarian carbon black plant, substantially completed in late 1993. These 1994 decreases in spending were offset partially by increased spending on Phelps Dodge Mining Company's Southside expansion at its Morenci mine. Investments in subsidiaries in 1994 included the acquisition of two U.S. magnet wire facilities for approximately $52.0 million and the acquisition of a carbon black plant in Spain for approximately $25.0 million. Investing activities in 1994 also included cash proceeds of $15.0 million from the divestiture of the Corporation's 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V., and $8.0 million from the issuance of shares of the Corporation's majority-owned affiliate in Venezuela.

        The Corporation expects capital outlays in 1996 to be approximately $300 million for Phelps Dodge Mining Company and approximately $125 million for Phelps Dodge Industries. These capital outlays will be funded from cash reserves and operating cash flow or, if necessary, from other borrowings.

        The $6.4 million increase in dividend payments on the Corporation's common shares, from $119.2 million in 1994 to $125.6 million in 1995, principally resulted from a 9 percent increase in the dividend rate in the 1994 fourth quarter (from 41.25 cents per common share to 45 cents per common share).

        The Corporation's total debt was $696.5 million at December 31, 1995 (including $66.6 million of foreign short-term borrowings), compared with $696.9 million at the end of 1994 (including $49.3 million of foreign short-term borrowings). Total debt remained virtually unchanged as short-term borrowings at the Corporation's international wire and cable operations to finance working capital requirements were offset by payments on the Corporation's foreign long-term debt. The ratio of total debt to total capitalization was 20.2 percent at the end of 1995, compared with 23.6 percent at the end of 1994.

        During  the  1995  second  quarter,  the  Corporation's   majority-owned
subsidiary, Compania Contractual Minera Candelaria (CCMC), satisfied all operating, financial, construction and legal tests and conditions as set forth in the completion agreement associated with the $290.0 million project financing of its Candelaria mine in Chile. Borrowings under these debt facilities are now non-recourse to Phelps Dodge. Financing agreements for the $290 million debt were executed during 1993. The debt carries a 13-year maturity, and comprises $200 million of floating rate dollar denominated debt, $60 million of fixed rate dollar denominated debt, and $30 million of floating rate debt denominated in Chilean pesos. The agreements provide for a nine and one-half year repayment period, which starts in 1997. As the Corporation consolidates its interest in majority-owned mining joint ventures using the proportional consolidation method, only 80 percent of this debt and related financing charges have been reflected in the Corporation's consolidated financial statements. The Corporation also caused CCMC to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

        During 1993, the Corporation's 60-percent-owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are with recourse to Columbian Chemicals Company until satisfaction of certain completion tests, and non-recourse thereafter.

        During 1994, the Corporation issued $81.1 million of tax-exempt, unsecured 5.45 percent obligations due in 2009. The proceeds from the issue were used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.

        In February 1993, the Corporation sold $90 million of tax-exempt, unsecured 6.50 percent refunding bonds due April 1, 2013. The proceeds from the sale of these bonds were used in April 1993 to repay the Corporation's 7 percent Installment Sale Obligations due in the years 1993 through 2003.

        An existing revolving credit agreement between the Corporation and several lenders was amended on October 31, 1994. The agreement, as amended, permits borrowings of up to $200 million from time to time until its maturity on October 31, 1999. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of one-eighth of 1 percent of total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 40 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1995, or December 31, 1994.

        The Corporation had other lines of credit totaling $100.0 million at December 31, 1995, and December 31, 1994. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1995, or December 31, 1994.

        The Corporation had $66.6 million in short-term borrowings, all by its international operations, at December 31, 1995, compared with $49.3 million at December 31, 1994. The weighted average interest rate on this debt at December 31, 1995, and December 31, 1994, was 18.5 percent and 14.9 percent, respectively.

        Accuride Canada Inc. has a revolving credit facility that permits borrowings of up to U.S. $25.0 million. Interest on these borrowings is payable at a fluctuating rate based on the agent bank's Base Rate Canada, or a fixed rate based on LIBOR, for maturities of one week to six months. This facility, which is subject to renewal annually, provides for a standby fee of one-eighth of 1 percent of the $25.0 million. There were no borrowings outstanding under this facility at either December 31, 1995, or December 31, 1994.

        The current portion of the Corporation's long-term debt, scheduled for payment in 1996, is $16.8 million including $13.7 million for its international manufacturing operations, $2.2 million for its mining operations and $0.9 million for other Corporate obligations.

        During  1995,  increases  in  current  assets  (exclusive  of  cash  and short-term investments) together with decreases in current liabilities (exclusive of current debt) resulted in an $84.2 million change in net working capital (exclusive of adjustments for foreign currency exchange rate changes). This change principally resulted from a $55.5 million decrease in accounts payable, a $29.5 million decrease in accrued income taxes, a $15.8 million increase in inventories and an $11.9 million increase in supplies, partially offset by a $36.8 million increase in accrued expenses. The $55.5 million decrease in accounts payable primarily resulted from lower copper concentrate purchase requirements by Phelps Dodge Mining Company's smelter operations and the timing of raw material purchases by the Phelps Dodge Industries businesses. The $29.5 million decrease in accrued income taxes was principally the result of approximately $22 million in additional federal income taxes paid in the first quarter of 1995 with the Corporation's 1994 income tax return. The $15.8 million increase in inventories was attributable to higher inventories of copper at Phelps Dodge Mining Company, partially offset by lower inventories at Accuride. The $11.9 million increase in supplies was the result of increases at Candelaria and Accuride. The $36.8 million increase in accrued expenses primarily resulted from higher accruals for copper conversion and freight charges and accruals for certain costs associated with higher copper prices at Phelps Dodge Mining Company (higher conversion and freight accruals are due to the higher copper inventory balances at the end of 1995), and an increase in the current portion of Corporate-wide pension liabilities due to an increase in expected plan funding in 1996 resulting from certain provisions of the recently enacted General Agreement on Tariffs and Trade (GATT).

        During 1994, increases in current assets (exclusive of cash and short-term investments) exceeded increases in current liabilities (exclusive of current debt) by $36.0 million. This change in net working capital (exclusive of adjustments for foreign currency exchange rate changes) principally resulted from a $138.6 million increase in accounts receivable and a $35.4 million increase in inventories, partially offset by a $110.3 million increase in accounts payable and accrued expenses and a $32.2 million increase in accrued income taxes. The $138.6 million increase in accounts receivable was primarily the result of higher copper sales prices and volumes in 1994 and higher sales volumes of carbon black, magnet wire and wheels and rims. The $35.4 million increase in inventories was attributable to higher inventories of copper, silver and gold at Phelps Dodge Mining Company and higher inventories of aluminum and other raw materials at Phelps Dodge Industries, especially in Thailand. The $110.3 million increase in accounts payable and accrued expenses principally resulted from the timing of raw material and equipment purchases. The $32.2 million increase in accrued income taxes primarily resulted from higher pre-tax income in 1994 and a lower year-end balance at December 31, 1993, due to $26.6 million of additional federal income taxes paid during 1993 with the Corporation's amended 1991 income tax return.

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

        At December 31, 1995, the Corporation had reserves of $144.1 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

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

        The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters" in Part I, Items 1 and 2 of this report. The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1996 and 1997, and the expenditures for those programs in 1995, are separate from the reserves and estimates described above.

        On December 23, 1994, Chino Mines Company (CMC), which is two-thirds owned by Phelps Dodge Corporation and is located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department that will require CMC to study the environmental impacts and potential health risks associated with portions of the CMC property affected by historical mining operations. Phelps Dodge acquired CMC at the end of 1986. Those studies began in 1995 and, until completed, it will not be possible to determine the nature, extent, cost, and timing of remedial work which will be required under the AOC, although remedial work is expected to be required.

        In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector has been directed to adopt rules implementing the Arizona law by June 30, 1996. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

        In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. However, mining law amendments were added to the 1996 budget bill, which is still the subject of negotiation between the Congress and the President. The amendments contained in the budget bill (i) impose a 5 percent net proceeds royalty on minerals extracted from federal lands, (ii) require payment of fair market value for patenting federal lands, (iii) make permanent the existing claim maintenance fee and double the fee in the future, and (iv) require that patented lands used for non-mining purposes revert to the federal government. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of the amendments would result in additional expenses in the development and operation of new mines on federal lands.

CAPITAL OUTLAYS

The Corporation's capital outlays in each of the past three years are set forth in the following table. These capital outlays are exclusive of capitalized interest and the portions of the expenditures at Morenci, Chino and Candelaria payable by minority interest holders.

--------------------------------------------------------------------------------

                                                  1995         1994         1993
                                                  ----         ----         ----
                                                     (millions of dollars)

Phelps Dodge Mining Company:
  Southside project (Morenci mine) .....  $      112.6         49.6            -
  Azco acquisition .....................          40.2            -            -
  Candelaria ...........................          15.1        137.9        189.8
  Other ................................         153.7        111.7         95.6
                                               -------      -------      -------
                                                 321.6        299.2        285.4
Phelps Dodge Industries ................          82.3         55.1        101.2
Corporate and other ....................           1.0          0.7          0.6
                                               -------      -------      -------
                                          $      404.9        355.0        387.2
                                               =======      =======      =======

--------------------------------------------------------------------------------

INFLATION

During the last three years, the principal impact of general inflation upon the financial results of the Corporation has been on unit production costs, especially supply costs, at the Corporation's mining and industrial operations. In considering the impact of changing prices on the financial results of the Corporation, it is important to recognize that the selling price of the Corporation's principal product, copper, does not necessarily parallel the rate of inflation or deflation.

DIVIDENDS AND MARKET PRICE RANGES

Phelps Dodge's common shares are listed on the New York Stock Exchange, the principal market on which they are traded. At March 6, 1996, there were 11,894 holders of record of the Corporation's common shares. The Corporation paid quarterly dividends of 41.25 cents on each common share throughout 1993 and for the first three quarters of 1994. In the 1994 fourth quarter, the quarterly dividend was increased 9 percent to 45 cents on each common share and has continued at that rate.

        The table below sets forth the high, low and closing prices per common share (composite quotation) in the periods indicated.

--------------------------------------------------------------------------------

Market Price Ranges *
---------------------

                                High               Low               Close
                                ----               ----               ----
1995:
----
 First Quarter ....  $         63.00              51.88              56.88
 Second Quarter ...            60.25              52.50              59.00
 Third Quarter ....            70.50              58.50              62.75
 Fourth Quarter ...            69.50              59.75              62.25

1994:
----
 First Quarter ....  $         59.50              47.63              52.25
 Second Quarter ...            60.88              50.50              57.00
 Third Quarter ....            65.00              55.88              62.00
 Fourth Quarter ...            64.00              54.38              61.88

1993:
----
 First Quarter ....  $         55.63              47.75              50.38
 Second Quarter ...            50.75              41.50              44.63
 Third Quarter ....            49.25              39.13              39.75
 Fourth Quarter ...            50.88              40.00              48.75

---------------

* The market price ranges reflect actual share prices as reported for each day's trading.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(In millions except per common share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                  First       Second         Third      Fourth
                                                 Quarter      Quarter       Quarter     Quarter
                                                 -------      -------       -------     -------
1995 (a)
----

 Sales and other operating revenues .....  $     1,033.5      1,024.2      1,076.7      1,051.0

 Operating income .......................          271.3        239.1        311.4        278.7

 Net income .............................          185.3        159.5        211.8        190.0

 Net income per common share ............           2.61         2.28         3.03         2.73

1994 (b)
----

 Sales and other operating revenues .....  $       694.3        780.4        813.7      1,000.8

 Operating income .......................           81.1         94.5        139.1         85.7

 Net income .............................           48.6         64.6         94.2         63.6

 Net income per common share ............           0.69         0.91         1.33         0.89

---------------

        (a) Operating income in the 1995 first quarter included a $26.8 million pre-tax gain from the sale of Columbian Chemicals
               Company's MAPICO division. MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets was $16.6 million after taxes, or 24 cents per common share.

        (b)    The  1994  fourth  quarter   included  a  non-recurring   pre-tax
               provision  for  environmental  costs  and asset  dispositions  of
               $140.2  million in operating  income with an after-tax  effect of
               $91.7 million, or $1.29 per common share, on net income. The 1994 second quarter operating income included a non-recurring  pre-tax provision  of $17.5  million  for the  sale of the  Corporation's interest in the Santa  Gertrudis  gold property in Mexico and the
               Olinghouse  gold  property in Nevada.  The  combined  loss had an after-tax effect of $11.2 million,  or 16 cents per common share, on net income.

-------------------------------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet at December 31, 1995 and 1994, and the related consolidated statements of income, of cash flows and of common shareholders' equity for each of the three years in the period ended December 31, 1995, and notes thereto, together with the report thereon of Price Waterhouse LLP dated January 22, 1996, follow. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Corporation have been omitted because the Corporation is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Corporation or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1995. Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method, other than those for which summarized financial information is provided in Note 3 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and 50 percent or less owned persons would not constitute a significant subsidiary.




                            ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 1995, 1994 and 1993:

    VIII - Valuation and qualifying accounts and reserves.


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated January 22, 1996 appearing on page 54 of this report also included an audit of the Financial Statement Schedule listed in the foregoing index titled "Additional Financial Data." In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Phoenix, Arizona
January 22, 1996



REPORT OF MANAGEMENT

The management of Phelps Dodge Corporation is responsible for preparing the consolidated financial statements presented in this annual report and for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Management also has prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements.

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

        The Audit Committee, currently consisting of six non-employee directors, meets at least three times a year to review, among other matters, internal control conditions and internal and external audit plans and results. It meets periodically with senior officers, internal auditors and independent accountants to review the adequacy and reliability of the Corporation's accounting, financial reporting and internal controls.

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

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of common shareholders' equity present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Phoenix, Arizona
January 22, 1996
</AUDIT-REPORT>

STATEMENT OF CONSOLIDATED INCOME
--------------------------------
(In thousands except per share data)
                                                   1995            1994            1993
                                                   ----            ----            ----

SALES AND OTHER OPERATING REVENUES .......  $   4,185,400       3,289,200       2,595,900
                                                ---------       ---------       ---------
OPERATING COSTS AND EXPENSES
 Cost of products sold ...................      2,691,400       2,375,700       1,921,800
 Depreciation, depletion and
  amortization ...........................        223,500         195,300         187,100
 Selling and general administrative
  expense ................................        123,600         107,100         103,700
 Exploration and research expense ........         73,200          53,000          56,800
 Provision for environmental costs and
  (gains) losses on asset dispositions ...        (26,800)        157,700               -
                                                ---------       ---------       ---------
                                                3,084,900       2,888,800       2,269,400
                                                ---------       ---------       ---------
OPERATING INCOME .........................      1,100,500         400,400         326,500
 Interest expense ........................        (65,100)        (57,300)        (54,500)
 Capitalized interest ....................          3,100          20,700          17,500
 Miscellaneous income and expense, net ...         37,200          11,300          16,400
                                                ---------       ---------       ---------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET EARNINGS
 OF AFFILIATED COMPANIES .................      1,075,700         375,100         305,900
 Provision for taxes .....................       (322,700)       (104,700)       (105,900)
 Minority interests in consolidated
  subsidiaries ...........................        (12,900)         (8,000)        (12,100)
 Equity in net earnings of affiliated
  companies ..............................          6,500           8,600               -
                                                ---------       ---------       ---------
NET INCOME ...............................  $     746,600         271,000         187,900
                                                =========       =========       =========


EARNINGS PER SHARE .......................  $       10.65            3.81            2.66



AVERAGE NUMBER OF SHARES OUTSTANDING .....         70,100          71,100          70,600


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
--------------------------
(In thousands except per share values)
                                                        December        December
                                                           31,             31,
                                                          1995            1994
                                                          ----            ----
ASSETS
 Current assets:
  Cash and short-term investments, at cost .......  $    608,500        286,900
  Accounts receivable, less allowance for
   doubtful accounts (1995 - $12,000;
    1994 - $11,800) ..............................       483,700        489,500
  Inventories ....................................       281,500        266,300
  Supplies .......................................       121,400        110,700
  Prepaid expenses ...............................        15,500         15,900
  Deferred income taxes ..........................        44,600         38,600
                                                       ---------      ---------
   Current assets ................................     1,555,200      1,207,900
  Investments and long-term accounts receivable ..        79,000         82,000
  Property, plant and equipment, net .............     2,728,700      2,566,400
  Other assets and deferred charges ..............       283,000        277,500
                                                       ---------      ---------
                                                    $  4,645,900      4,133,800
                                                       =========      =========

LIABILITIES
 Current liabilities:
  Short-term debt ................................  $     66,600         49,300
  Current portion of long-term debt ..............        16,800         25,300
  Accounts payable and accrued expenses ..........       504,800        528,500
  Income taxes ...................................        16,800         46,600
                                                       ---------      ---------
   Current liabilities ...........................       605,000        649,700
  Long-term debt .................................       613,100        622,300
  Deferred income taxes ..........................       358,100        243,600
  Other liabilities and deferred credits .........       318,700        365,300
                                                       ---------      ---------
                                                       1,894,900      1,880,900
                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES
 (SEE NOTES 17 AND 18)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..        73,300         65,300
                                                       ---------      ---------
COMMON SHAREHOLDERS' EQUITY
 Common shares, par value $6.25; 100,000
   shares authorized; 68,593 outstanding
   (1994 - 70,672) after deducting 6,595 shares
   (1994 - 4,503) held in treasury ...............       428,700        441,700
 Capital in excess of par value ..................             -         84,500
 Retained earnings ...............................     2,360,100      1,770,300
 Cumulative translation adjustments ..............       (93,900)       (93,800)
 Other ...........................................       (17,200)       (15,100)
                                                       ---------      ---------
                                                       2,677,700      2,187,600
                                                       ---------      ---------
                                                    $  4,645,900      4,133,800
                                                       =========      =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(In thousands)
                                                                      1995               1994               1993
                                                                   ---------           --------           --------

OPERATING ACTIVITIES
 Net income .....................................................  $ 746,600            271,000            187,900
 Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation, depletion and amortization ......................    223,500            195,300            187,100
  Deferred income taxes .........................................    107,600            (28,300)            29,500
  Equity earnings net of dividends received .....................       (400)            (4,400)               400
  Provision for environmental costs and asset dispositions ......          -            140,200                  -
  Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable ..................     (2,300)          (138,600)              (600)
    (Increase) decrease in inventories ..........................    (15,800)           (35,400)            (2,400)
    (Increase) decrease in supplies .............................    (11,900)             1,600             (1,100)
    (Increase) decrease in prepaid expenses .....................        100             (3,400)             3,000
    (Increase) decrease in deferred income taxes ................     (6,000)            (3,200)            (2,800)
    Increase (decrease) in interest payable .....................       (100)               500              1,100
    Increase (decrease) in other accounts payable ...............    (55,500)            88,200             30,500
    Increase (decrease) in income taxes .........................    (29,500)            32,200            (20,600)
    Increase (decrease) in other accrued expenses ...............     36,800             22,100            (14,400)
  (Gains) losses on asset dispositions ..........................    (26,800)            17,500                  -
  Other adjustments, net ........................................     (7,300)           (12,700)           (12,600)
                                                                   ---------           --------           --------
    Net cash provided by operating activities ...................    959,000            542,600            385,000
                                                                   ---------           --------           --------
INVESTING ACTIVITIES
 Capital outlays ................................................   (404,900)          (355,000)          (387,200)
 Capitalized interest ...........................................     (3,100)           (20,700)           (17,500)
 Investment in subsidiaries .....................................       (300)           (77,300)            (3,800)
 Proceeds from asset sales ......................................     40,900             19,300              4,200
 Other ..........................................................          -              7,200              3,700
                                                                   ---------           --------           --------
    Net cash used in investing activities .......................   (367,400)          (426,500)          (400,600)
                                                                   ---------           --------           --------
FINANCING ACTIVITIES
 Increase in debt ...............................................     30,800            185,600            313,700
 Payment of debt ................................................    (22,800)          (137,100)          (153,000)
 Common dividends ...............................................   (125,600)          (119,200)          (116,100)
 Purchase of common shares ......................................   (162,700)            (3,900)            (5,600)
 Debt issue costs ...............................................          -             (7,500)           (25,800)
 Other ..........................................................     10,300             (2,900)             7,000
                                                                   ---------           --------           --------
    Net cash provided by (used in) financing activities .........   (270,000)           (85,000)            20,200
                                                                   ---------           --------           --------
INCREASE IN CASH AND SHORT-TERM INVESTMENTS .....................    321,600             31,100              4,600
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF YEAR ............    286,900            255,800            251,200
                                                                   ---------           --------           --------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR ..................  $ 608,500            286,900            255,800
                                                                   =========           ========           ========
See Notes to Consolidated Financial Statements.

STATEMENT OF COMMON SHAREHOLDERS' EQUITY
----------------------------------------
(In thousands)

                                                   Common Shares                                          Cumulative
                                                   -------------           Capital in                     Translation     Common
                                                Number        At Par        Excess of        Retained     Adjustments  Shareholders'
                                              of Shares        Value        Par Value        Earnings      and Other      Equity
                                              ---------        -----        ---------        --------      ---------      ------

BALANCE AT DECEMBER 31, 1992 ............       70,374      $ 439,800      $  80,600      $ 1,546,700      ($ 94,700)    $1,972,400
  Stock options exercised ...............          236          1,500          2,100                                          3,600
  Tax benefit from stock options ........                                      3,200                                          3,200
  Common shares purchased ...............         (130)          (800)        (4,800)                                        (5,600)
  Restricted shares issued, net .........           51            300          2,000                          (1,400)           900
  Net income ............................                                                     187,900                       187,900
  Dividends on common shares ............                                                    (116,100)                     (116,100)
  Translation adjustment ................                                                                    (12,200)       (12,200)
  Additional pension liability ..........                                                                    (12,000)       (12,000)
                                              --------      ---------      ---------      -----------      ---------      ----------
BALANCE AT DECEMBER 31, 1993 ............       70,531        440,800         83,100        1,618,500       (120,300)     2,022,100
  Stock options exercised ...............          216          1,400            700                                          2,100
  Tax benefit from stock options ........                                      3,900                                          3,900
  Common shares purchased ...............          (76)          (500)        (3,400)                                        (3,900)
  Restricted shares issued, net .........           14            100            700                             700          1,500
  Restricted shares terminated ..........          (13)          (100)          (500)                            600              -
  Net income ............................                                                     271,000                       271,000
  Dividends on common shares ............                                                    (119,200)                     (119,200)
  Translation adjustment ................                                                                      7,400          7,400
  Additional pension liability ..........                                                                      3,000          3,000
  Other .................................                                                                       (300)          (300)
                                              --------      ---------      ---------      -----------      ---------      ----------
BALANCE AT DECEMBER 31, 1994 ............       70,672        441,700         84,500        1,770,300       (108,900)     2,187,600
  Stock options exercised ...............          455          2,800         10,000                                         12,800
  Tax benefit from stock options ........                                      6,100                                          6,100
  Common shares purchased ...............       (2,761)       (17,300)      (114,200)         (31,200)                     (162,700)
  Restricted shares issued, net .........          186          1,200         11,200                         (10,800)         1,600
  Employee stock bonus award ............           41            300          2,400                                          2,700
  Net income ............................                                                     746,600                       746,600
  Dividends on common shares ............                                                    (125,600)                     (125,600)
  Translation adjustment ................                                                                       (100)          (100)
  Additional pension liability ..........                                                                      8,000          8,000
  Other .................................                                                                        700            700
                                              --------      ---------      ---------      -----------      ---------      ----------
BALANCE AT DECEMBER 31, 1995 ............       68,593      $ 428,700      $       -      $ 2,360,100      ($111,100)    $2,677,700
                                              ========      =========      =========      ===========      =========     ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Dollar amounts in tables stated in thousands except as noted)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Interests in mining joint ventures in which the Corporation owns more than 50 percent are reported using the proportional consolidation method. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "Minority interests in consolidated subsidiaries." All material intercompany balances and transactions are eliminated.

         Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned are carried at cost.

Management's Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The principal depreciation method used for mining, smelting and refining operations is the units of production method. Buildings, machinery and equipment for other operations are depreciated using the straight-line method over estimated lives of five to 40 years, or the estimated life of the operation if shorter. Upon disposal of assets depreciated on a group basis, cost less salvage is charged to accumulated depreciation.

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

Goodwill. Included in "Other assets and deferred charges" are costs in excess of the net assets of businesses acquired. These amounts are amortized on a straight-line basis over periods of 15 to 40 years. The Corporation evaluates for impairment its long-term assets to be held and used and its identifiable intangible assets when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

Hedging Programs. The Corporation does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage well-defined commodity price and foreign exchange risks.

        The Corporation may periodically use various price protection programs to mitigate the risk of adverse price fluctuations on a portion of its copper production. The costs of programs that guarantee a minimum price over a specified period are amortized on a straight-line basis over that period. Gains and losses from programs that effectively establish price ranges for future production are recognized in income during the periods affected. Any net premiums paid for programs that effectively establish price ranges for future production are amortized on a straight-line basis over the period the hedge is designed to protect.

        The Corporation periodically enters into forward exchange contracts to hedge certain recorded transactions denominated in foreign currencies and enters into currency option contracts to hedge certain firm commitments and other anticipated foreign currency transactions. The objective of the Corporation's foreign currency hedging program is to protect the Corporation from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. Deferred gains and losses on option contracts are recognized in income when the underlying hedged transaction is recognized or when a previously anticipated transaction is no longer expected to occur. Changes in market value of forward exchange contracts and certain option contracts protecting anticipated transactions are recognized in the period incurred.

        The Corporation may enter into interest rate agreements to limit the effect of increases in the interest rates on any floating rate debt. The costs associated with such agreements are amortized to interest expense over the term of the agreement.

Stock Compensation. The Corporation has elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.
Note 14 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1995, 1994 and 1993 if the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

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

Postretirement Benefits Other Than Pensions. The Corporation has several postretirement health care and life insurance benefit plans covering most of its U.S. employees and in some cases employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. The Corporation accounts for these benefits on an accrual basis. The Corporation's funding policy provides that payments shall be at least equal to its cash basis obligation, plus additional amounts that may be approved by the Corporation from time to time.

Postemployment Benefits. The Corporation has certain postemployment benefit plans covering most of its U.S. employees and in some cases employees of international subsidiaries. The benefit plans may provide severance, disability, supplemental health care, life insurance or other welfare benefits. The Corporation accounts for these benefits on an accrual basis. The Corporation's funding policy provides that payments shall be at least equal to its cash basis obligation, plus additional amounts that may be approved by the Corporation from time to time.

Earnings per Share. Earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of equivalent shares that would be issued from the exercise of stock options is computed using the treasury stock method. Note 14 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported earnings per share for 1995, 1994 and 1993 if the Corporation had elected to recognize compensation cost in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2.   PROVISION FOR ENVIRONMENTAL COSTS AND ASSET DISPOSITIONS
During the 1995 first quarter, the Corporation recognized a $26.8 million gain before taxes from the sale of Columbian Chemicals Company's synthetic iron oxide facility in St. Louis, Missouri (MAPICO). This gain increased net income by $16.6 million, or 24 cents per common share, after taxes. MAPICO was peripheral to Columbian's core business.

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

        The  pre-tax  charge  of  $98.7  million  for  estimated   future  costs
associated with environmental matters comprised $88.9 million applicable to Phelps Dodge Mining Company, $8.6 million applicable to Phelps Dodge Industries and $1.2 million applicable to Corporate and other. As a result of these 1994 environmental charges and balances remaining from previously provided charges for environmental costs, the Corporation's reserves for such costs totaled $144.1 million and $168.9 million at December 31, 1995, and December 31, 1994, respectively (see Note 1 to the Consolidated Financial Statements for further information concerning the Corporation's policy for recording environmental obligations).

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

3.   EQUITY EARNINGS AND INVESTMENTS AND LONG-TERM RECEIVABLES
Equity earnings (losses) were as follows:

--------------------------------------------------------------------------------

                                                  1995         1994        1993
                                                  ----         ----        ----

International wire and cable
 manufacturers ..........................   $    1,000        1,700       3,300
Black Mountain ..........................        4,500        6,000        (600)
Santa Gertrudis .........................            -         (600)     (3,300)
Other ...................................        1,000        1,500         600
                                               -------      -------      -------
                                            $    6,500        8,600           -
                                               =======      =======      =======

--------------------------------------------------------------------------------

     Dividends were received as follows:

--------------------------------------------------------------------------------
                                                 1995         1994         1993
                                                 ----         ----         ----

Equity investments:
 International wire and cable
  manufacturers .........................  $      300        1,400          400
 Black Mountain .........................       5,700        2,900            -
 Other ..................................         100            -            -
                                              -------      -------      -------
                                           $    6,100        4,300          400
                                              =======      =======      =======
Cost basis investments:
 Southern Peru Copper
  Corporation (13.9%) ...................  $   13,600        3,500        2,900
 Other ..................................         300          400          600
                                              -------      -------      -------
                                           $   13,900        3,900        3,500
                                              =======      =======      =======

--------------------------------------------------------------------------------

        Investments and long-term receivables were as follows:
--------------------------------------------------------------------------------

                                                 1995         1994         1993
                                                 ----         ----         ----
Equity basis:
 International wire and cable
  manufacturers ........................   $   18,200       18,500       38,300
 Black Mountain ........................       11,300       12,800       10,200
 Santa Gertrudis .......................            -            -        3,000
 Other .................................       12,200       11,100        9,300
Cost basis:
 Southern Peru Copper
 Corporation (13.9%) ...................       13,200       13,200       13,200
 Other .................................       24,100       26,400       41,400
                                              -------      -------      -------
                                           $   79,000       82,000      115,400
                                              =======      =======      =======

--------------------------------------------------------------------------------

     Retained earnings of the Corporation include undistributed earnings of equity investments of (in millions): 1995 - $59.0; 1994 - $58.6; 1993 - $54.3.

        Condensed financial information for companies in which the Corporation has equity basis investments together with majority-owned foreign subsidiaries previously accounted for on an equity basis is as follows:

--------------------------------------------------------------------------------

                                               1995          1994          1993
                                               ----          ----          ----

Sales ................................  $   771,200       637,200       637,200
Net income ...........................       42,000        46,000        36,700
--------------------------------------------------------------------------------

Net current assets ...................  $    66,600        63,300        44,700
Fixed assets, net ....................      259,100       249,500       292,300
Long-term debt .......................      (40,500)      (39,000)      (64,900)
Other assets, net ....................       (3,900)       (2,500)       27,500
                                           --------      --------      --------
Net assets ...........................  $   281,300       271,300       299,600
                                           ========      ========      ========

--------------------------------------------------------------------------------

4.   INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED
The Corporation reported net interest expense in 1995 of $62.0 million, compared with $36.6 million in 1994 and $37.0 million in 1993. Increased 1995 net interest expense principally resulted from the cessation of capitalization of interest costs for the Candelaria project in Chile reflecting the substantial completion of construction and development in the 1994 fourth quarter. Also included in 1995 interest expense were foreign currency exchange gains of $8.1 million reflecting the remeasurement of Venezuelan local currency debt after a major devaluation of the Bolivar.

5.   MISCELLANEOUS INCOME AND EXPENSE, NET
Interest income totaled $31.5 million in 1995, principally from the Corporation's short-term investments, compared with $11.0 million and $10.9 million in 1994 and 1993, respectively. Miscellaneous income in 1995 also included pre-tax dividends of $13.6 million on its 13.9 percent minority interest in Southern Peru Copper Corporation, compared with $3.5 million and $2.9 million in 1994 and 1993, respectively. Losses from changes in currency exchange rates, especially in Venezuela and Chile, amounted to $10.2 million in 1995, compared with losses of $6.3 million and $0.1 million in 1994 and 1993, respectively.

6.   INCOME TAXES
The Corporation reports its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 mandates an asset and liability approach for financial accounting and reporting of income taxes. One of the principal requirements of the standard is that changes in tax rates and laws be reflected in income from operations in the period such changes are enacted. SFAS No. 109 also requires balance sheet classification of deferred income taxes according to the balance sheet classification of the asset or liability to which the temporary difference is related.

     Geographic sources of income before taxes, minority interests and equity in net earnings of affiliated companies for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                               1995         1994         1993
                                               ----         ----         ----

United States .................  $          816,200      298,900      258,200
Foreign .......................             259,500       76,200       47,700
                                          ---------      -------      -------
                                 $        1,075,700      375,100      305,900
                                          =========      =======      =======

--------------------------------------------------------------------------------

        The provisions for income taxes for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                          1995             1994             1993
                                          ----             ----             ----
Currently payable:
   Federal ...................       $ 157,800           94,000           49,900
   State .....................          23,900           14,000            8,400
   Foreign ...................          38,100           25,000           18,100
                                     ---------        ---------        ---------
                                       219,800          133,000           76,400
                                     ---------        ---------        ---------
Deferred:
   Federal ...................          78,400          (27,100)          24,700
   State .....................             400           (2,500)           2,700
   Foreign ...................          24,100            1,300            2,100
                                     ---------        ---------        ---------
                                       102,900          (28,300)          29,500
                                     ---------        ---------        ---------
                                     $ 322,700          104,700          105,900
                                     =========        =========        =========

--------------------------------------------------------------------------------

     A reconciliation of the U.S. statutory tax rate to the Corporation's effective tax rate is as follows:

--------------------------------------------------------------------------------

                                         1995            1994           1993
                                         ----            ----           ----

Statutory tax rate .................     35.0  %         35.0           35.0
Depletion ..........................     (5.3)          (10.6)          (4.7)
State and local income taxes .......      1.5             2.0            2.5
Rate increase effect on existing
 temporary differences .............        -               -            2.0
Other items, net ...................     (1.2)            1.5           (0.2)
                                        -----           -----          -----
Effective tax rate                       30.0  %         27.9           34.6
                                        =====           =====          =====

--------------------------------------------------------------------------------

        The Corporation paid federal, state, local and foreign income taxes of approximately $247 million in 1995, compared with approximately $114 million in 1994 and approximately $113 million in 1993. As of December 31, 1995, the Corporation had alternative minimum tax credits of approximately $87 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax. The Corporation also has alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $30 million, which begin to expire in 1996.

        The Corporation's federal income tax returns for the years 1992, 1993 and 1994 are currently under examination. The Corporation has received proposed assessments from the Internal Revenue Service relating to the Corporation's federal income tax liability for the years 1990 and 1991 and will contest those proposals with the appropriate authorities. The Corporation has reached a tentative agreement with the Internal Revenue Service to settle the proposed assessment relating to the Corporation's federal income tax liability for the years 1988 and 1989. Management believes that it has made adequate provision so that the final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation. It is possible, however, that settlement of these issues may have a material effect on the timing and extent of its tax payments.

        Deferred income tax assets and (liabilities) comprised the following at December 31:

--------------------------------------------------------------------------------

                                                            1995           1994
                                                            ----           ----

Minimum tax credits ..............................     $  86,700        119,000
Postretirement and postemployment benefits .......        52,500         49,300
Reserves .........................................        89,600         85,800
Mining costs .....................................        33,100         19,800
Other ............................................         6,400         13,100
                                                       ---------      ---------
  Deferred tax assets ............................       268,300        287,000
                                                       ---------      ---------
Depreciation .....................................      (540,600)      (452,000)
Mining properties ................................        (9,300)       (13,500)
Exploration and mine development costs ...........        (8,300)        (8,800)
Pensions .........................................       (25,000)       (15,500)
Inventories ......................................         1,400         (2,200)
                                                       ---------      ---------
  Deferred tax liabilities .......................      (581,800)      (492,000)
                                                       ---------      ---------
                                                       $(313,500)      (205,000)
                                                       =========      =========

--------------------------------------------------------------------------------

        Income taxes have not been provided on the Corporation's share ($398 million) of undistributed earnings of those manufacturing and mining interests abroad over which the Corporation has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Corporation or a U.S. affiliate, or if the Corporation should sell its stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholding and U.S. tax, net of foreign tax credit, in the amounts of $61 million and $31 million, respectively.

7.   INVENTORIES AND SUPPLIES
Inventories at December 31 were as follows (in millions):
--------------------------------------------------------------------------------

                                                             1995           1994
                                                             ----           ----

Metals and other raw materials ..................       $   200.4          176.6
Work in process .................................            14.6           15.3
Finished manufactured goods .....................            61.4           69.4
Other ...........................................             5.1            5.0
                                                          -------         ------
                                                        $   281.5          266.3
                                                          =======         ======

--------------------------------------------------------------------------------

        Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $115 million and $111 million at December 31, 1995 and 1994, respectively.

        Supplies in the amount of $121.4 million and $110.7 million at December 31, 1995 and 1994, respectively, are stated net of a reserve for obsolescence of $10.5 million and $14.0 million, respectively.

8.   PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 comprised the following (in millions):

--------------------------------------------------------------------------------

                                                              1995          1994
                                                              ----          ----

Buildings, machinery and equipment ................     $  4,296.2       4,060.9
Mining properties .................................          173.2         129.1
Capitalized mine development ......................          284.8         283.9
Land and water rights .............................           66.6          72.5
                                                          --------       -------
                                                           4,820.8       4,546.4
Less accumulated depreciation, depletion
 and amortization .................................        2,092.1       1,980.0
                                                          --------       -------
                                                        $  2,728.7       2,566.4
                                                          ========       =======

        The net increases in property, plant and equipment of $162.3 million in 1995 and $226.2 million in 1994 are summarized below (in millions):

--------------------------------------------------------------------------------

                                                              1995         1994
                                                              ----         ----

Balance at beginning of year ......................     $  2,566.4      2,340.2
                                                          --------      -------
Capital expenditures ..............................          404.9        355.0
Depreciation, depletion and amortization ..........         (218.7)      (190.2)
Property, plant and equipment of acquired
 companies ........................................              -         69.8
Asset sales, currency translation adjustments
 and other ........................................          (23.9)        (8.4)
                                                          --------      -------
                                                             162.3        226.2
                                                          --------      -------
Balance at end of year ............................     $  2,728.7      2,566.4
                                                          ========      =======

--------------------------------------------------------------------------------

9.   OTHER ASSETS AND DEFERRED CHARGES
Other assets and deferred charges at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                                1995        1994
                                                                ----        ----

Goodwill, less accumulated amortization
 (1995 - $34.5; 1994 - $30.1) .......................       $   120.8      125.2
Employee benefit plans ..............................           108.8       95.8
Debt issue costs ....................................            29.2       32.8
Intangible pension asset ............................            18.0       18.0
Other intangible assets .............................             4.0        4.1
Other ...............................................             2.2        1.6
                                                              -------     ------
                                                            $   283.0      277.5
                                                              =======     ======

--------------------------------------------------------------------------------
10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at December 31 were as follows (in millions):
--------------------------------------------------------------------------------

                                                            1995         1994
                                                            ----         ----

Accounts payable ....................................   $  247.5        303.5
Employee benefit plans ..............................       55.8         39.5
Insurance and loss reserves .........................       12.3         11.4
Salaries, wages and other compensation ..............       36.5         30.3
Environmental reserves ..............................       51.1         42.1
Smelting, refining and freight ......................       25.9         15.1
Other accrued taxes .................................       17.6         14.6
Shutdown, relocation and restructuring ..............        7.1         11.4
Interest * ..........................................       13.6         12.4
Candelaria development ..............................          -          6.8
Returnable containers ...............................        3.3          4.9
Other ...............................................       34.1         36.5
                                                          ------       ------
                                                        $  504.8        528.5
                                                          ======       ======
---------------

     * Interest paid by the Corporation in 1995 was $70.4 million, compared with $58.5 million in 1994 and $54.9 million in 1993.

--------------------------------------------------------------------------------

11.  OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                                 1995       1994
                                                                 ----       ----

Postretirement and postemployment benefit plans .........     $  148.8     139.4
Other employee benefit plans ............................         39.9      63.9
Environmental reserves ..................................         92.1     124.9
Shutdown, relocation and restructuring ..................         11.2      13.1
Insurance and loss reserves .............................         20.7      20.9
Other ...................................................          6.0       3.1
                                                                ------    ------
                                                              $  318.7     365.3
                                                                ======    ======

--------------------------------------------------------------------------------

12.  LONG-TERM DEBT AND OTHER FINANCING
Long-term debt at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                               1995        1994
                                                               ----        ----

7.75% Notes due 2002 ..................................   $   100.0       100.0
7.96% Notes due 1998-2000 .............................        50.0        50.0
Air Quality Control Obligations:
 5.45% Notes due 2009 .................................        81.1        81.1
 6.50% Installment sale obligations due 2013 ..........        90.0        90.0
Candelaria ............................................       237.4       235.4
Ojos del Salado .......................................         8.0        10.4
Columbian Tiszai Carbon Ltd. ..........................        30.0        33.5
Columbian Carbon Spain, S.A ...........................        14.1        13.0
Phelps Dodge International Corporation ................        13.3        24.3
Other .................................................         6.0         9.9
                                                            -------      ------
Long-term debt before current portion .................       629.9       647.6
Less current portion ..................................        16.8        25.3
                                                            -------      ------
Long-term debt after current portion ..................   $   613.1       622.3
                                                            =======      ======

--------------------------------------------------------------------------------

        Annual maturities of debt outstanding at December 31, 1995, are as follows (in millions): 1996 - $16.8; 1997 - $38.5; 1998 - $51.9; 1999 - $56.1;
2000 - $48.7.

        During 1994, the Corporation issued $81.1 million of tax-exempt, unsecured 5.45 percent obligations due in 2009. The proceeds from the issue were used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.

        An existing revolving credit agreement between the Corporation and several lenders was amended on October 31, 1994. The agreement, as amended, permits borrowings of up to $200 million from time to time until its maturity on October 31, 1999. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of one-eighth of 1 percent of total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 40 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1995, or December 31, 1994.

        Accuride Canada Inc. has a revolving credit facility that permits borrowings of up to U.S. $25.0 million. Interest on these borrowings is payable at a fluctuating rate based on the agent bank's Base Rate Canada, or a fixed rate based on the London Interbank Offered Rate (LIBOR), for maturities of one week to six months. This facility, which is subject to renewal annually, provides for a standby fee of one-eighth of 1 percent of the $25.0 million. There were no borrowings outstanding under this facility at either December 31, 1995, or December 31, 1994.

        The Corporation had other lines of credit totaling $100.0 million at December 31, 1995, and at December 31, 1994. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1995, or December 31, 1994.

        The Corporation had $66.6 million in short-term borrowings, all by its international operations, at December 31, 1995, compared with $49.3 million at December 31, 1994. The weighted average interest rate on this debt at December 31, 1995, and December 31, 1994, was 18.5 percent and 14.9 percent, respectively.

        The Corporation's 80-percent-owned Compania Contractual Minera Candelaria (CCMC) subsidiary borrowed $290 million under its project financing agreements to finance construction of the Candelaria copper project in Chile. Under the proportional consolidation method, the Corporation reflects 80 percent of this amount in its financial statements. These borrowings became non-recourse to the Corporation subsequent to the satisfaction of certain completion tests during the second quarter of 1995. This $290 million of 13-year financing comprises $200 million of floating rate dollar denominated debt (with a rate based on the six-month LIBOR), $60 million of fixed rate dollar denominated debt, and $30 million of floating rate debt denominated in Chilean pesos (with a rate based on the 90-day Tasa Activa Bancaria), with a nine and one-half year repayment period that starts in 1997. The Corporation also caused CCMC to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate dollar denominated debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month LIBOR exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

        The Corporation's 60-percent-owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are with recourse to Columbian Chemicals Company until satisfaction of certain completion tests, and non-recourse thereafter. The OPIC facility is a $24.5 million fixed rate dollar borrowing bearing interest rates of between 8.01 percent and 9.15 percent, and the EBRD $9 million loan is a fixed rate dollar borrowing bearing an interest rate of 8.30 percent. The balances due on these borrowings mature in the years 1996 through 2001.

13.  SHAREHOLDERS' EQUITY
During 1995, the Corporation purchased 2,760,600 of its common shares at a total cost of $163 million. These purchases included 2,675,600 shares under a new 5 million share buy-back program authorized on March 7, 1995, and 85,000 shares under the superseded program. There were 68,593,300 common shares outstanding on December 31, 1995.

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

        The Corporation has 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1995, or December 31, 1994.

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

14.  STOCK OPTION PLANS; RESTRICTED STOCK
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1979, 1987 and 1993. In each case, the option price equals the fair market value of the common shares on the day of the grant and an option's maximum term is ten years. Options granted vest ratably over a three-year period. The options include limited stock appreciation rights under which an optionee has the right, in the event common shares are purchased pursuant to a third party tender offer or in the event a merger or similar transaction in which the Corporation shall not survive as a publicly held corporation is approved by the Corporation's shareholders, to relinquish the option and to receive from the Corporation an amount per share equal to the excess of the price payable for a common share in such offer or transaction over the option price per share.

        The Corporation has elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in millions except per share amounts):

--------------------------------------------------------------------------------

                                                 1995         1994         1993
                                                 ----         ----         ----
Net income - as reported ...............      $ 746.6        271.0        187.9
Net income - pro forma .................        741.6        266.8        184.7

Earnings per share - as reported .......        10.65         3.81         2.66
Earnings per share - pro forma .........        10.60         3.76         2.62

--------------------------------------------------------------------------------


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Expected dividend yield                           3.34%
        Expected stock price volatility                   22.1%
        Risk-free interest rate                           6.00%
        Expected life of options                          3 years

The weighted average fair value of options granted during 1995 is $11.04 per share.

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

        At December 31, 1995, options for 627,187 shares, 38,643 shares and 826,272 shares were exercisable under the 1987 plan, the 1989 plan and the 1993 plan, respectively, at average prices of $43.46, $39.82 and $52.70 per share. In addition, 225,925 shares of Restricted Stock issued under the 1993 plan were outstanding at December 31, 1995. Also at December 31, 1995, 2,650,259 shares were available for option grants (including 761,258 shares as restricted stock awards) under the 1993 plan (plus an additional 600,999 shares that may be issued as reload options) and 92,403 shares were available for option grants under the 1989 plan. These amounts are subject to future adjustment. No further options may be granted under the 1987 plan.

        Changes during 1993, 1994 and 1995 in options outstanding for the combined plans were as follows:

--------------------------------------------------------------------------------

                                                                 Average option
                                                       Shares    price per share
                                                       ------   ----------------

Outstanding at December 31, 1992 ................    1,975,850    $   36.78
  Granted .......................................      831,896        45.11
  Exercised .....................................     (377,203)       28.03
  Expired or terminated .........................      (50,982)       41.37
                                                     ---------
Outstanding at December 31, 1993 ................    2,379,561        40.88
  Granted .......................................      961,087        58.35
  Exercised .....................................     (479,660)       37.32
  Expired or terminated .........................      (28,802)       44.34
                                                     ---------
Outstanding at December 31, 1994 ................    2,832,186        47.38
  Granted .......................................      953,838        66.37
  Exercised .....................................     (635,881)       38.19
  Expired or terminated .........................     (110,345)       51.03
                                                     ---------
Outstanding at December 31, 1995 * ..............    3,039,798        55.13
                                                     =========
------------

* Exercise prices for options outstanding at December 31, 1995, range from a minimum of approximately $27 per share to a maximum of approximately $68 per share. The average remaining maximum term of options outstanding is approximately 8 years.

--------------------------------------------------------------------------------

        Changes during 1993, 1994 and 1995 in Restricted Stock were as follows:

--------------------------------------------------------------------------------

                                                                         Shares
                                                                         ------

Outstanding at December 31, 1992 ..................................      79,600
  Granted .........................................................      51,000
  Released ........................................................     (30,400)
                                                                       --------
Outstanding at December 31, 1993 ..................................     100,200
  Granted .........................................................      14,226
  Terminated ......................................................     (13,000)
  Released ........................................................     (33,400)
                                                                       --------
Outstanding at December 31, 1994 ..................................      68,026
  Granted .........................................................     186,516
  Released ........................................................     (28,617)
                                                                       --------
Outstanding at December 31, 1995 ..................................     225,925
                                                                       ========

--------------------------------------------------------------------------------

15.  PENSION PLANS
The Corporation has several non-contributory employee defined benefit pension plans covering substantially all U.S. employees (the U.S. pension plans). Employees covered under the salaried defined benefit pension plans are eligible to participate upon the completion of one year of service, and benefits are based upon final average salary and years of service. Employees covered under the remaining plans are generally eligible to participate at the time of employment, and benefits are generally based on a fixed amount for each year of service. Employees are vested in the plans after five years of service. The Corporation also maintains pension plans for certain employees of international subsidiaries following the legal requirements in those countries.

        In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans).

        The status of employee pension benefit plans at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                  Overfunded       Underfunded
                                                     Plans            Plans
                                                -------------     -------------
                                                1995     1994     1995     1994
                                                ----     ----     ----     ----
Actuarial  present value of projected  benefit
 obligation,  based on employment service to
 date and current salary levels:
  Vested employees .........................   $ 335      254      194      205
  Non-vested employees .....................      18       14       17       17
                                               -----    -----    -----    -----
  Accumulated benefit obligation ...........     353      268      211      222
  Additional amounts related to projected
   salary increases ........................      39       31        5        7
                                               -----    -----    -----    -----
  Total projected benefit obligation .......     392      299      216      229

Plan assets at fair value ..................     448      357      178      176
                                               -----    -----    -----    -----
Projected pension benefit obligation in
 excess of (less than) plan assets .........     (56)     (58)      38       53
Unamortized net asset (liability)
  existing at January 1, 1985 ..............      10       13       (3)      (4)
Unrecognized prior service cost ............     (14)     (15)     (15)     (13)
Unrecognized net loss from
 actuarial experience ......................     (12)     (10)     (11)     (17)
                                               -----    -----    -----    -----
Accrued (prepaid) pension cost .............   $ (72)     (70)       9       19
                                               =====    =====    =====    =====

--------------------------------------------------------------------------------

        The Corporation's pension plans were valued between November 1, 1994, and January 1, 1995, and the obligations were projected to, and the assets were valued as of, the end of 1995. Of its 21 U.S. pension plans at December 31, 1995, eight were overfunded while 13 were underfunded. Of the Corporation's 18 U.S. pension plans at December 31, 1994, five were overfunded while 13 were underfunded. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

       The components of net periodic pension cost were as follows (in millions):

--------------------------------------------------------------------------------

                                                         1995     1994     1993
                                                         ----     ----     ----

Benefits earned during the year .................    $   11.2     12.6     10.8
Interest accrued on projected benefit
 obligation .....................................        42.9     40.1     40.8
Return on assets - actual .......................      (119.6)    (0.4)   (68.0)
                 - unrecognized gain (loss) .....        66.6    (51.2)    17.5
Net amortization ................................         1.0      1.2      0.5
                                                       ------   ------   ------
   Net periodic pension cost for the year .......    $    2.1      2.3      1.6
                                                       ======   ======   ======

--------------------------------------------------------------------------------

        Assumptions  used to develop the net periodic  pension cost  included an
8.5 percent discount rate in 1995, compared with discount rates of 7.25 percent and 8.5 percent in 1994 and 1993, respectively. An expected long-term rate of return on assets of 9.5 percent and a rate of increase in compensation levels of 4 percent were used for 1995 and 1994, compared with rates of 10 percent and 5 percent, respectively, for 1993. For the valuation of pension obligations, the discount rate at the end of 1995 was 7.25 percent, decreased from 8.5 percent in 1994 and equivalent to the discount rate at the end of 1993, and the rate of increase in compensation levels was 4 percent, the same as 1994 and 1993.

        The Corporation recognizes a minimum liability in its financial statements for its underfunded plans. "Other liabilities and deferred credits" at December 31, 1995, included $26 million relating to this minimum liability, compared with $40 million at December 31, 1994. This amount was offset by an $18 million intangible asset, a $5 million reduction in "Common Shareholders' Equity" and a $3 million deferred tax benefit at December 31, 1995, compared with an $18 million intangible asset, a $13 million reduction in "Common Shareholders' Equity" and a $9 million deferred tax benefit at December 31, 1994.

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

16.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Corporation records its obligation for postretirement medical and life insurance benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires recognition of these benefits on an accrual basis. One of the principal requirements of the method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.

        Substantially all of the Corporation's U.S. employees who retire from active service on or after normal retirement age of 65 are eligible for life insurance benefits. The Corporation also provides postretirement life insurance for employees of international subsidiaries in some cases. Life insurance benefits also are available under certain early retirement programs or pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such benefits were paid out of a previously established fund maintained by an insurance company; however, a portion was paid through an insured contract. Health care insurance benefits also are provided for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Corporation.

        The status of employee postretirement benefit plans at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                                1995      1994
                                                                ----      ----
Accumulated Postretirement Benefit Obligation:
  Retirees ..............................................      $  80        69
  Fully eligible active plan participants ...............         10         8
  Other active plan participants ........................         61        56
                                                               -----     -----
  Total accumulated postretirement benefit
   obligation ...........................................        151       133

Plan assets at fair value ...............................         11        11
                                                               -----     -----
Accumulated postretirement benefit obligation in
 excess of plan assets ..................................        140       122
Unrecognized prior service cost .........................          7         5
Unrecognized net gain (loss) from actuarial
 experience .............................................        (10)        1
                                                               -----     -----
Accrued postretirement benefit cost .....................      $ 137       128
                                                               =====     =====

--------------------------------------------------------------------------------

        The components of net periodic postretirement benefit cost were as follows (in millions):

--------------------------------------------------------------------------------

                                                       1995      1994      1993
                                                       ----      ----      ----
Benefits attributed to service during
 the year ........................................     $  4         4         3
Interest cost on accumulated postretirement
 benefit obligation ..............................       11        10        10
Return on assets - actual ........................       (1)       (1)       (1)
Net amortization .................................       (1)       (1)       (1)
                                                       ----      ----      ----
Net periodic postretirement benefit cost
 for the year ....................................     $ 13        12        11
                                                       ====      ====      ====

--------------------------------------------------------------------------------

        For 1995 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 9 percent for 1996 decreasing gradually to 5.3 percent by 2010 and remaining at that level thereafter. For 1994 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 11 percent for 1995 decreasing gradually to 6.3 percent by 2010 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $14.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

        The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent for 1995, compared with 8.5 percent used for 1994. The expected long-term rate of return on plan assets was 8 percent for both years. Assumptions used to develop net periodic postretirement benefit cost included an 8.5 percent discount rate in 1995, increased from 7.25 percent in 1994 and equivalent to the discount rate used in 1993.

17.  COMMITMENTS
Rent expense for the years 1995, 1994 and 1993 was (in millions): $18.8, $23.5 and $26.6, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year totaled $61.3 million at December 31, 1995. These commitments for future periods are as follows (in millions): 1996 - $14.2; 1997 - $11.9; 1998 - $8.6; 1999 - $7.6;
2000 - $5.3; 2001 and thereafter - $13.7.

        The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. See Note 19 to the Consolidated Financial Statements to which reference should be made for a fuller understanding of these arrangements with respect to expected 1996 production.

18.  CONTINGENCIES
The Corporation is from time to time involved in various legal proceedings of a character normally incident to its past and present businesses. Management does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of the Corporation on a consolidated basis.

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

        In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector has been directed to adopt rules implementing the Arizona law by June 30, 1996. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

19. DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The Corporation does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage well-defined commodity price, foreign exchange and, to a lesser extent, interest rate risks, that arise out of the Corporation's core business activities. The fair values of the Corporation's derivative financial instruments are based on quoted market prices for similar financial instruments. A summary of derivative financial instruments held by the Corporation is as follows:

        Copper Price Protection Agreements - The Corporation may periodically use various price protection programs to mitigate the risk of adverse price fluctuations on its copper production. With respect to 1995 production, the Corporation had contracts that provided minimum quarterly average London Metal Exchange (LME) prices of 80 cents per pound for approximately 640 million pounds of copper. These contracts expired on December 31, 1995, without payment to Phelps Dodge. In addition, the Corporation had contracts that provided minimum (approximately 95 cents) and maximum (approximately $1.33) LME prices per pound for approximately 650 million pounds of copper. These contracts expired on December 31, 1995, with Phelps Dodge making payments totaling $1.3 million to the financial institutions involved. During 1994, contracts that provided the Corporation with minimum average LME copper prices of 75 cents per pound for about 21 percent of that year's production expired without payment to Phelps Dodge. During 1993, the Corporation received revenues of $39.4 million before taxes ($26.0 million, or 37 cents per common share, after taxes) from similar arrangements.

        With respect to 1996 production, the Corporation has entered into contracts with several financial institutions that provide for a combination of minimum and maximum prices based on the quarterly average LME price. These contracts are summarized in the following table:

----------------------------------------------------------------------------

                              Contracts Providing   Contracts Providing Minimum
                                  Minimum Prices        and Maximum Prices
                                  --------------        ------------------

                                  Copper   Cathode   Copper Price (LME) Cathode
                                   Price   Pounds    ------------------  Pounds
                                   (LME) (millions)  Minimum  Maximum (millions)
                                    ---   --------   -------  -------  --------

First Quarter ...............     $ 0.95    170      $ 0.95   $ 1.47      170
Second Quarter ..............     $ 0.95     90      $ 0.95   $ 1.42      170
Third Quarter ...............     $ 0.95     40      $ 0.90   $ 1.40      145
Fourth Quarter ..............                 -      $ 0.95   $ 1.36      190
                                          -----                           ---
                                            300                           675
                                          =====                           ===

----------------

Note: If average quarterly LME prices exceed the maximum prices, Phelps Dodge will be obligated to pay the difference to the financial institutions involved; if average quarterly LME prices fall below the minimum prices, the financial institutions will be obligated to pay Phelps Dodge the difference.

--------------------------------------------------------------------------------

        Foreign Exchange Contracts - The Corporation periodically enters into forward exchange contracts to hedge certain recorded transactions denominated in foreign currencies and enters into currency option contracts to hedge certain firm commitments and other anticipated foreign currency transactions. The objective of the Corporation's foreign currency hedging activities is to protect the Corporation from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. In hedging a transaction, the Corporation's foreign exchange hedging strategy may, in certain circumstances, involve the use of a number of offsetting currency option contracts to minimize the cost of the underlying hedge. Thus, the notional principal amount, which represents the arithmetic sum of all outstanding foreign currency hedging instruments, is not a measurement of risk to the Corporation from the use of derivative financial instruments. At December 31, 1995, the Corporation had protection in place for approximately $73 million of recorded and anticipated foreign currency transactions through the use of currency option contracts with an aggregate notional principal amount of approximately $80 million. The currency option contracts acquired by the Corporation have maturities of less than one year. The Corporation did not have any deferred unrealized gains or losses on its foreign exchange contracts at December 31, 1995, compared with deferred unrealized losses of $0.9 million at December 31, 1994.

        Interest Rate Protection Agreement - The Corporation has caused its 80-percent-owned Candelaria copper project in Chile to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the interest rate on its $200 million floating rate dollar denominated debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

        Credit Risk - The Corporation is exposed to credit loss in the event of nonperformance by counterparties to its price protection, foreign exchange and interest rate protection agreements. To minimize the risk of credit loss, the Corporation deals only with highly rated financial institutions and monitors the credit worthiness of these institutions on a continuing basis. The Corporation does not anticipate nonperformance by any of these counterparties.

        The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

        Cash and short-term investments -- the carrying amount is a reasonable estimate of the fair value because of the short maturity of those instruments.

        Investments and long-term receivables -- the fair values of some investments are estimated based on quoted market prices for those or similar investments. The fair values of other types of instruments are estimated by discounting the future cash flows using the current rates at which similar instruments would be made with similar credit ratings and for the same remaining maturities.

        Long-term debt -- the fair value of substantially all of the Corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current notes offered to the Corporation for debt of the same remaining maturities.

        Standby letters of credit and financial guarantees -- the fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The Corporation has guaranteed the borrowings of certain subsidiaries totaling $59.4 million. There is no market for these guarantees or standby letters of credit and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

        The estimated fair values of the Corporation's financial instruments as of December 31, 1995, were as follows (in millions):

--------------------------------------------------------------------------------

                                                    Carrying      Fair
                                                     Amount      Value
                                                    --------     -----

Cash and short-term investments ................   $  608.5      608.5
Price protection arrangements
 (copper price guarantees) .....................        4.7       (0.4)
Investments and long-term receivables (including
 amounts due within one year) for which it is
 practicable to estimate fair value * ..........       34.7      201.7
Long-term debt (including amounts due
 within one year) ..............................      629.9      659.3
Interest rate protection agreements ............        2.5        1.2
Foreign currency exchange contracts ............        0.6        0.3

-----------

        * The Corporation's largest cost basis investment is its minority interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. Phelps Dodge's interest in SPCC was reduced from 16.25 percent to 13.9 percent through an exchange offering of SPCC common shares recently completed whereby
            14.2 percent of SPCC's equity capital was registered for trading on the New York and Lima Stock Exchanges. Based on the New York Stock Exchange closing market price of those shares as of January 5, 1996 (the first day of trading), the estimated fair value of the Corporation's investment in SPCC is approximately $180 million. Phelps Dodge's ownership interest in SPCC is represented by its share of a class of SPCC common stock which is currently not registered for trading on any public exchange.

--------------------------------------------------------------------------------

20.  BUSINESS SEGMENT DATA
The Corporation's business consists of two segments, Phelps Dodge Mining Company and Phelps Dodge Industries. The principal activities of each segment are described below, and the accompanying tables present results of operations and other financial information by segment and by significant geographic area.

        Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis, and produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

        Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's carbon black operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; and its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

        The Corporation's total 1995 sales included exports of $93.7 million from U.S. operations to unaffiliated foreign customers, compared with $76.2 million in 1994 and $60.3 million in 1993. Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

        The following tables give a summary of financial data by business segment and geographic area for the years 1993 through 1995. Major unusual items during the three-year period included (i) a 1995 pre-tax gain of $26.8 million included in Phelps Dodge Industries' operating income from the sale by its carbon black operations of a synthetic iron oxide facility, (ii) a 1994 pre-tax charge of $94.4 million to Phelps Dodge Mining Company's operating income for costs associated with environmental matters and asset dispositions, and (iii) a 1994 pre-tax charge of $44.6 million to Phelps Dodge Industries' operating income for costs associated with environmental matters and asset dispositions, including $17.6 million for carbon black facilities and $27.0 million for wire and cable and specialty conductor facilities. (See Note 2 to the Consolidated Financial Statements for a further discussion of these issues.)

------------------------------------------------------------------------------------------------------------
FINANCIAL DATA BY BUSINESS SEGMENT
(In millions)

                                                             Phelps Dodge Industries
                                        Phelps        --------------------------------
                                         Dodge      Carbon    Wheels     Wire            Corporate
                                        Mining       Black    & Rims    & Cable   Total   & Other     Total
                                        ------      ------    ------    -------  -----    -------     -----
1995
 Sales and other operating revenues:
   Unaffiliated customers .........   $  2,488.7     420.8     357.8     918.1   1,696.7        -    4,185.4

   Intersegment ...................        275.0         -         -       0.6       0.6        -      275.6

 Operating income (loss) ..........        896.8     103.9      45.6      93.8     243.3    (39.6)   1,100.5

 Identifiable assets at
  December 31 .....................      2,839.2     424.0     299.5     632.0   1,355.5    451.2    4,645.9

 Depreciation, depletion and
  amortization ....................        134.0      33.2      21.1      33.9      88.2      1.3      223.5

 Capital outlays ..................        321.6      22.6       6.9      52.8      82.3      1.0      404.9

 Equity earnings ..................          4.5         -       0.3       1.7       2.0        -        6.5
------------------------------------------------------------------------------------------------------------
1994
 Sales and other operating revenues:
   Unaffiliated customers .........   $  1,820.7     335.0     333.6     799.9   1,468.5        -    3,289.2

   Intersegment ...................        218.5         -         -       1.7       1.7        -      220.2

 Operating income (loss) ..........        326.4      20.0      42.3      43.8     106.1    (32.1)     400.4

 Identifiable assets at
  December 31 .....................      2,450.2     439.9     341.8     621.5   1,403.2    280.4    4,133.8

 Depreciation, depletion and
  amortization ....................        105.1      34.1      20.5      34.5      89.1      1.1      195.3

 Capital outlays ..................        299.2      19.6       6.4      29.1      55.1      0.7      355.0

 Equity earnings ..................          5.6       0.3       0.3       2.4       3.0        -        8.6
------------------------------------------------------------------------------------------------------------

1993
 Sales and other operating revenues:
   Unaffiliated customers .........   $  1,320.3     311.8     281.9     681.9   1,275.6        -    2,595.9

   Intersegment ...................        171.0         -         -       2.7       2.7        -      173.7

 Operating income (loss) ..........        227.2      33.3      25.2      70.6     129.1    (29.8)     326.5

 Identifiable assets at
  December 31 .....................      2,105.5     396.2     322.8     616.7   1,335.7    279.7    3,720.9

 Depreciation, depletion and
  amortization ....................        104.9      30.0      20.3      30.8      81.1      1.1      187.1

 Capital outlays ..................        285.4      45.8       9.9      45.5     101.2      0.6      387.2

 Equity earnings (losses) .........         (3.5)     (0.3)     (0.2)      4.0       3.5        -          -
------------------------------------------------------------------------------------------------------------

FINANCIAL DATA BY GEOGRAPHIC AREA
(In millions)

---------------------------------------------------------------------------

                                              1995        1994         1993
                                              ----        ----         ----

SALES AND OTHER OPERATING REVENUES:
 Unaffiliated customers
  United States ...................     $  3,072.6     2,485.9      1,918.7
  Latin America ...................          537.3       346.7        274.0
  Other ...........................          575.5       456.6        403.2
                                          --------     -------      -------
                                        $  4,185.4     3,289.2      2,595.9
                                          ========     =======      =======
 Intergeographic areas
  United States ...................     $     13.1        19.3         17.1
  Latin America ...................           23.7           -            -
  Other ...........................           47.9        54.4         53.6
                                          --------     -------      -------
                                        $     84.7        73.7         70.7
                                          ========     =======      =======
OPERATING INCOME:
 United States ....................     $    810.4       337.2        267.7
 Latin America ....................          196.8        30.0         17.7
 Other ............................           93.3        33.2         41.1
                                          --------     -------      -------
                                        $  1,100.5       400.4        326.5
                                          ========     =======      =======
IDENTIFIABLE ASSETS AT DECEMBER 31:
 United States ....................     $  3,157.1     2,789.0      2,581.2
 Latin America ....................          931.3       798.2        653.3
 Other ............................          557.5       546.6        486.4
                                          --------     -------      -------
                                        $  4,645.9     4,133.8      3,720.9
                                          ========     =======      =======

---------------------------------------------------------------------------

Item 9.  Disagreements on Accounting and Financial Disclosure
---------------------------------------------------------------------------

        Not applicable.

                                    Part III

Items 10, 11, 12 and 13.
------------------------

        The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation" and "Other Matters" in Phelps Dodge Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 1, 1996 (the 1996 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 1996 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 1996.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

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

     10.3 The Corporation's 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation's 1993 Form 10-K (SEC File No. 1-82)). Form of Stock Option Agreement and form of Reload Option Agreement, both as amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation's 1994 Form 10-K (SEC File No. 1-82)).

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

     10.5 Deferred Compensation Plan for the Directors of the Corporation, amended and restated as of July 31, 1992 (incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q for the quarter ended September 30, 1992 (SEC File No. 1-82)).

     10.6 Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1996 Proxy Statement (incorporated by reference to Exhibit 10.7 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

     10.7 Form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1996 Proxy Statement (incorporated by reference to Exhibit 10.11 to the Corporation's 1988 Form 10-K (SEC File No. 1-82)).

     10.8   The Corporation's  Retirement Plan for Directors,  effective January
            1,  1988   (incorporated  by  reference  to  Exhibit  10.13  to  the
            Corporation's 1987 Form 10-K (SEC File No. 1-82)).

     10.9 The Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan (the Nonqualified Plan), as amended November 7, 1990 (incorporated by reference to Exhibit 10.14 to the Corporation's 1990 Form 10-K (SEC File No. 1-82)). Amendment, effective January 1, 1991, to the Nonqualified Plan (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended June 30, 1991 (SEC File No. 1-82)). Four amendments, one effective as of January 1, 1991, one effective as of November 15, 1993 (both incorporated by reference to Exhibit 10.13 of the Corporation's 1993 Form 10-K (SEC File No. 1-82)), one effective as of September 7, 1994 (incorporated by reference to Exhibit 10.11 of the Corporation's 1994 Form 10-K (SEC File No. 1-82)), and one effective June 7, 1995 (incorporated by reference to Exhibit 10.11 of the Corporation's Form 10-Q for the quarter ended June 30, 1995 (SEC File No. 1-82)).

     10.10 Deferred Compensation Agreement dated January 27, 1988 between Dr. Patrick J. Ryan and the Corporation (incorporated by reference to
            Exhibit 10.6 to the Corporation's 1987 Form 10-K (SEC File No. 1-82)) and amendment to such agreement dated March 17, 1989 (incorporated by reference to Exhibit 10.7 to the Corporation's 1988 Form 10-K (SEC File No. 1-82)).

     10.11  Retirement  Agreement dated as of June 20, 1995, between Dr. Patrick
            J. Ryan and the  Corporation  (incorporated  by reference to Exhibit
            10.13 of the Corporation's Form 10-Q for the quarter ended June 30, 1995 (SEC File No. 1-82)).

     10.12  Consulting  Agreement dated as of June 20, 1995, between Dr. Patrick
            J. Ryan and the  Corporation  (incorporated  by reference to Exhibit
            10.14 of the Corporation's Form 10-Q for the quarter ended June 30, 1995 (SEC File No. 1-82)).

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

(b)  Reports on Form 8-K:

     No current Reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1995.

Schedule VIII

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
-------------------------------------------------------------------------------------

(In thousands)
                                                  Additions
                                            ------------------
                               Balance at   Charged to                        Balance
                               beginning    costs and              Deduc-     at end
                               of period    expenses     Other     tions     of period
                               ---------    --------     -----     -----     ---------


Reserve deducted in
balance sheet from the
asset to which applicable:
Accounts Receivable:
 December 31, 1995 .......     $11,800       2,000        (800)       1,000      12,000

 December 31, 1994 .......      12,200       1,900           -        2,300      11,800

 December 31, 1993 .......      10,700       1,800         600          900      12,200



Supplies:

 December 31, 1995 .......     $14,000         600         200        4,300      10,500

 December 31, 1994 .......      12,700         700       3,100        2,500      14,000

 December 31, 1993 .......      16,700       3,600         200        7,800      12,700


                                   SIGNATURES
                                   ----------

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

                                             PHELPS DODGE CORPORATION
                                             ------------------------
                                                    (Registrant)

March 20, 1996                               By:    Thomas M. St. Clair
                                                    --------------------
                                                    Thomas M. St. Clair
                                                    Senior Vice President
                                                    and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           Chairman of the Board, President,
                           Chief Executive Officer
                           and Director
Douglas C. Yearley         (Principal Executive Officer)          March 20, 1996
-------------------
Douglas C. Yearley

                           Senior Vice President
                           and Chief Financial Officer
Thomas M. St. Clair        (Principal Financial Officer)          March 20, 1996
-------------------
Thomas M. St. Clair

                           Vice President and Controller
Thomas M. Foster           (Principal Accounting Officer)         March 20, 1996
-------------------
Thomas M. Foster

Edward L. Addison, Robert N. Burt, Paul W. Douglas,     )
William A. Franke, Paul Hazen, Marie L. Knowles,        )         March 20, 1996
Robert D. Krebs, Southwood J. Morcott, Gordon R. Parker,)
J. Steven Whisler, Directors                            )

By:     Thomas M. St. Clair
        -------------------
        Thomas M. St. Clair
        Attorney-in-fact