Form 10-Q
period 1996-03-31
PHELPS DODGE CORP
filed 1996-05-14
CIK 78066

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


                      For the quarter ended March 31, 1996

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

Number of Common Shares outstanding at May 8, 1996:  66,379,300 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                Table of Contents
                                -----------------

Statement of Consolidated Income

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Statement of Common Shareholders' Equity

Notes to Consolidated Financial Information

Review by Independent Accountants

Report of Independent Accountants on Review of Interim Financial Information

Management's Discussion and Analysis

Legal Proceedings

Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                              First Quarter
                                                              -------------
                                                             1996        1995
                                                             ----        ----

SALES AND OTHER OPERATING REVENUES ...................  $   1,004.7     1,033.5
                                                        -----------  ----------
OPERATING COSTS AND EXPENSES
   Cost of products sold .............................        664.5       687.1
   Depreciation, depletion and amortization ..........         61.2        54.5
   Selling and general administrative expense ........         30.5        30.7
   Exploration and research expense ..................         18.7        16.7
   Gain on asset dispositions ........................            -       (26.8)
                                                        -----------  ----------
                                                              774.9       762.2
                                                        -----------  ----------
OPERATING INCOME .....................................        229.8       271.3
   Interest expense ..................................        (17.2)      (15.4)
   Capitalized interest ..............................          0.2         0.4
   Miscellaneous income and expense, net .............         15.0        10.9
                                                        -----------  ----------
INCOME BEFORE TAXES, MINORITY INTERESTS AND
 EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES ......        227.8       267.2
   Provision for taxes on income .....................        (72.9)      (80.2)
   Minority interests in consolidated
    subsidiaries .....................................         (3.4)       (2.8)
   Equity in net earnings of affiliated
    companies ........................................          1.6         1.1
                                                        -----------  ----------
NET INCOME ...........................................  $     153.1       185.3
                                                        ===========  ==========

EARNINGS PER SHARE ...................................  $      2.26        2.61
                                                        ===========  ==========

AVERAGE NUMBER OF SHARES OUTSTANDING .................         67.8        70.9

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)
                                                              First Quarter
                                                              -------------
                                                              1996      1995
                                                              ----      ----

SALES AND OTHER OPERATING REVENUES
   Phelps Dodge Mining Company ........................   $    584.6      606.4
   Phelps Dodge Industries ............................        420.1      427.1
                                                          ----------  ---------
                                                          $  1,004.7    1,033.5
                                                          ==========  =========
OPERATING INCOME (LOSS)
   Phelps Dodge Mining Company ........................   $    184.6      202.1
   Phelps Dodge Industries ............................         54.4       78.0
   Corporate and other ................................         (9.2)      (8.8)
                                                          ----------  ---------
                                                          $    229.8      271.3
                                                          ==========  =========

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(In millions)
                                                         March 31,  December 31,
                                                           1996        1995
                                                           ----        ----
                                                        (unaudited)
ASSETS
  Cash and short-term investments, at cost ...........   $    583.5      608.5
  Accounts receivable, net ...........................        542.2      483.7
  Inventories ........................................        264.5      281.5
  Supplies ...........................................        117.3      121.4
  Prepaid expenses ...................................         22.7       15.5
  Deferred income taxes ..............................         44.0       44.6
                                                         ----------  ---------
     Current assets ..................................      1,574.2    1,555.2
  Investments and long-term accounts receivable ......         79.7       79.0
  Property, plant and equipment, net .................      2,764.9    2,728.7
  Other assets and deferred charges ..................        280.8      283.0
                                                         ----------  ---------
                                                         $  4,699.6    4,645.9
                                                         ==========  =========

LIABILITIES
  Short-term debt ....................................   $     69.7       66.6
  Current portion of long-term debt ..................         15.4       16.8
  Accounts payable and accrued expenses ..............        495.3      504.8
  Income taxes .......................................         57.5       16.8
                                                         ----------  ---------
     Current liabilities .............................        637.9      605.0
  Long-term debt .....................................        610.9      613.1
  Deferred income taxes ..............................        380.9      358.1
  Other liabilities and deferred credits .............        318.4      318.7
                                                         ----------  ---------
                                                            1,948.1    1,894.9
                                                         ----------  ---------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ......         75.2       73.3
                                                         ----------  ---------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 66.7 outstanding
   (12/31/95 - 68.6) .................................        416.8      428.7
  Retained earnings ..................................      2,373.4    2,360.1
  Cumulative translation adjustments .................        (97.3)     (93.9)
  Other ..............................................        (16.6)     (17.2)
                                                         ----------  ---------
                                                            2,676.3    2,677.7
                                                         ----------  ---------
                                                         $  4,699.6    4,645.9
                                                         ==========  =========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                Three months
                                                                    ended
                                                                  March 31,
                                                               --------------
                                                               1996      1995
                                                               ----      ----
OPERATING ACTIVITIES
 Net income ..............................................  $   153.1     185.3
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization ..............       61.2      54.5
   Deferred income taxes .................................       22.8      24.1
   Equity earnings net of dividends received .............       (1.6)     (1.1)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable ...........      (59.7)    (50.1)
    (Increase) decrease in inventories ...................       16.9       0.6
    (Increase) decrease in supplies ......................        3.2      (2.5)
    (Increase) decrease in prepaid expenses ..............       (7.2)     (1.5)
    (Increase) decrease in deferred income taxes .........        0.7      (0.9)
    Increase (decrease) in interest payable ..............        4.0       3.7
    Increase (decrease) in other accounts
     payable .............................................       (8.4)     23.7
    Increase (decrease) in income taxes ..................       40.8      20.9
    Increase (decrease) in other accrued
     expenses ............................................       (8.1)      2.3
   Gain on asset dispositions ............................          -     (26.8)
   Other adjustments, net ................................        4.2      (0.4)
                                                            ---------  --------
     Net cash provided by operating activities ...........      221.9     231.8
                                                            ---------  --------
INVESTING ACTIVITIES
 Capital outlays .........................................      (99.0)    (87.9)
 Capitalized interest ....................................       (0.2)     (0.4)
 Proceeds from asset dispositions ........................        0.6      38.5
                                                            ---------  --------
     Net cash used in investing activities ...............      (98.6)    (49.8)
                                                            ---------  --------
FINANCING ACTIVITIES
 Increase in debt ........................................        5.0       6.5
 Payment of debt .........................................       (4.3)     (6.0)
 Common dividends ........................................      (30.3)    (31.9)
 Purchase of common shares ...............................     (129.3)    (38.8)
 Other ...................................................       10.6       4.1
                                                            ---------  --------
 Net cash used in financing activities ...................     (148.3)    (66.1)
                                                            ---------  --------
 INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS .................................      (25.0)    115.9

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD .....................................      608.5     286.9
                                                            ---------  --------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD ...............................................  $   583.5     402.8
                                                            =========  ========

See Notes to Consolidated Financial Information.

STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)


                               Common Shares              Cumulative
                              ---------------            Translation
                              Number                     Adjustments  Common
                                of     At Par   Retained    and    Shareholders'
                              shares   Value    Earnings   Other      Equity
                               -----   ------   --------   ------    --------
Balance at
 December 31, 1995 ..........  68.6  $ 428.7  $ 2,360.1  $ (111.1) $  2,677.7
  Stock options
   exercised ................   0.2      1.1        6.8                   7.9
  Common shares
   purchased ................  (2.1)   (13.0)    (116.3)               (129.3)
  Net income ................                     153.1                 153.1
  Dividends on common
   shares ...................                     (30.3)                (30.3)
  Translation
   adjustment ...............                                (3.4)       (3.4)
  Other .....................                                 0.6         0.6
                               ----  -------  ---------  --------  ----------
Balance at
 March 31, 1996 .............  66.7  $ 416.8  $ 2,373.4  $ (113.9) $  2,676.3
                               ====  =======  =========  ========  ==========

See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1995. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of the copper it expects from its future mine production. With respect to production for the four quarters ending March 31, 1997, the Corporation has entered into contracts with several financial institutions that provide for specified minimum copper prices or a combination of minimum and maximum copper prices based on the quarterly average London Metal Exchange (LME) price. These contracts are summarized in the following table:

================================================================================
                           Contracts Providing       Contracts Providing Minimum
                              Minimum Prices             and Maximum Prices
                              --------------             ------------------
                            Copper    Cathode       Copper Price (LME)  Cathode
                             Price     Pounds       -----------------   Pounds
                             (LME)   (millions)     Minimum  Maximum  (millions)
                             -----   ----------     -------  -------  ----------

1996:
Second Quarter .........    $   0.95     90        $   0.95  $   1.42    170
Third Quarter ..........    $   0.95     40        $   0.90  $   1.40    145
Fourth Quarter .........                           $   0.95  $   1.36    190

1997:
First Quarter ..........    $   0.90    170

- ----------------

NOTE: If average quarterly LME prices exceed the maximum prices, Phelps Dodge will be obligated to pay the difference to the financial institutions involved; if average quarterly LME prices fall below the minimum prices, the financial institutions will be obligated to pay Phelps Dodge the difference.

================================================================================

         Similar contracts covering 340 million pounds of 1996 first quarter copper production expired without payment.

4. The Corporation's 1995 first quarter net income included an after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets before taxes was $26.8 million.


REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of March 31, 1996, and for the three-month periods ended March 31, 1996 and 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants.
Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>
                              PRICE WATERHOUSE LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 1996 and the consolidated statements of income, of cash flows and of common shareholders' equity for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year then ended (not presented herein) and in our report dated January 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
April 11, 1996
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $153.1 million, or $2.26 per common share, in the first quarter of 1996, compared with $185.3 million, or $2.61 per common share, in the 1995 first quarter. The Corporation's 1995 first quarter net income included an after-tax gain of $16.6 million, or 24 cents per common share, on the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business.

         Earnings were lower in the 1996 first quarter than in the corresponding 1995 period principally as a result of lower average copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) were approximately 20 cents per pound or 15 percent lower in the first quarter of 1996 than the average prices in the corresponding 1995 period. The effect of this price decrease was offset in part by higher volumes of copper sold from mine production, lower unit production costs for copper, and improved results in the carbon black and wire and cable businesses.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.5 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $15 million.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.18 in the 1996 first quarter, compared with $1.38 in the corresponding 1995 period. From April 1 to May 8, 1996, the COMEX price averaged $1.21 per pound, closing at $1.30 on May 8, 1996.

         The Corporation enters into copper price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of the copper it expects from its future mine production. For a further discussion of the Corporation's copper price protection arrangements for 1996 and 1997 production, see Note 3 to the Consolidated Financial Information.

         Sales were $1,004.7 million in the 1996 first quarter, compared with $1,033.5 million in the corresponding 1995 period. This decrease principally resulted from lower average copper prices and lower sales volumes of wheels and rims, largely offset by greater sales volumes of copper and higher sales volumes and prices for carbon black.

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

================================================================================
                                                               First Quarter
                                                               -------------
                                                            1996          1995
                                                            ----          ----

Copper production (short tons):
  Total production .................................       231,400       191,700
  Less minority participants' shares * .............        41,200        34,400
                                                           -------       -------
  Net Phelps Dodge share ...........................       190,200       157,300
                                                           =======       =======
Copper sales (short tons):
  Net Phelps Dodge share from own mines ............       190,400       158,000
  Purchased copper .................................        62,100        64,900
                                                           -------       -------
  Total copper sales ...............................       252,500       222,900
                                                           =======       =======
New York Commodity Exchange
  average spot price per
  pound - copper cathodes ..........................       $  1.18          1.38

                                                               (in millions)

Sales and other operating revenues .................       $ 584.6         606.4
Operating income ...................................       $ 184.6         202.1
- ----------------

* Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) a 20 percent interest in the Candelaria copper mining complex in Chile held by SMMA Candelaria, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation.

================================================================================

         Phelps Dodge Mining Company's sales of copper from its own mine production increased by 32,400 tons or 21 percent in the first quarter of 1996 compared with the corresponding 1995 period. The primary contributors to production and sales increases were Candelaria, where higher-than-average ore grades were mined, and the Morenci mine, which included production from its Southside solution extraction/electrowinning (SX/EW) project that commenced operations in the third quarter of 1995. The sales volume increase largely offset a 20 cents per pound decrease in average copper prices in the 1996 first quarter compared with the year-earlier period. Resulting sales in the first quarter of 1996 were $584.6 million, 4 percent lower than the corresponding 1995 period.

         During the 1996 first quarter, Phelps Dodge Mining Company recorded operating income of $184.6 million, compared with $202.1 million in the corresponding 1995 period. This decrease resulted from the lower average copper prices, partially offset by the higher sales volumes already discussed and lower copper production costs. Decreased 1996 unit production costs principally resulted from the higher-than-average ore grades mined at Candelaria and the favorable costs of the Southside SX/EW project.

         On May 1, 1996, the Corporation announced plans to expand concentrator throughput at its Candelaria copper mining complex in northern Chile (the Corporation owns an 80 percent interest in Candelaria). At full capacity, the $337 million expansion will result in copper production of more than 400 million pounds in each of the first two years of operations, although, under the current operating plan, annual copper production will average approximately 380 million pounds during the post-expansion mine life. The expansion will include increased mining activity, the installation of a second semi-autogenous (SAG) mill and new and expanded concentrating facilities, and the addition of more than 200 employees. Construction will begin in 1996, with new production scheduled to come on line in mid-1998. As a result of the expansion, the estimated mine life of Candelaria will be reduced from 35 years of production to 19 years.

PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; and its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

================================================================================

                                                                First Quarter
                                                               ---------------
                                                               1996       1995
                                                               ----       ----
                                                                 (in millions)

Sales and other operating revenues
  Specialty chemicals .............................         $  112.4       106.9
  Wheels and rims .................................             82.8        96.8
  Wire and cable ..................................            224.9       223.4
                                                            --------     -------
                                                            $  420.1       427.1
                                                            ========     =======
Operating income *
  Specialty chemicals .............................         $   21.2        45.5
  Wheels and rims .................................             11.0        14.1
  Wire and cable ..................................             22.2        18.4
                                                            --------     -------
                                                            $   54.4        78.0
                                                            ========     =======
- ----------------

* Operating income in 1995 included a pre-tax gain of $26.8 million in the specialty chemicals division from the sale of a synthetic iron oxide facility.

================================================================================

         During the 1996 first quarter, Phelps Dodge Industries recorded operating income of $54.4 million, compared with $78.0 million in the corresponding period in 1995 which included $51.2 million in earnings and a $26.8 million pre-tax gain from the sale of Columbian Chemicals Company's MAPICO division. Primarily as a result of benefits from certain manufacturing cost reduction programs instituted during 1995, earnings in the first quarter of 1996 where higher than in the 1995 period (excluding the MAPICO gain) despite an overall decrease in sales.

         Phelps Dodge Industries' sales of $420.1 million in the first quarter of 1996 were 2 percent lower than in the corresponding 1995 period. Higher sales volumes and prices in the specialty chemicals division, which primarily consists of carbon black operations, largely offset a 14 percent decrease in wheel and rim sales. The decrease in wheel and rim sales was driven by lower sales volumes resulting from decreased demand from the major North American truck manufacturers.

CHANGES IN FINANCIAL CONDITION

         Capital outlays during the 1996 first quarter were $65.4 million for Phelps Dodge Mining Company and $33.2 million for Phelps Dodge Industries. Capital outlays in the corresponding 1995 period were $76.6 million for Phelps Dodge Mining Company and $11.1 million for Phelps Dodge Industries. The Corporation expects capital outlays for the year 1996 to be approximately $300 million for Phelps Dodge Mining Company. Phelps Dodge Industries is expected to spend approximately $125 million during the year.

         At March 31, 1996, the Corporation's total debt was $696.0 million, compared with $696.5 million at year-end 1995. The Corporation's ratio of debt to total capitalization was 20.2 percent at March 31, 1996, the same as at December 31, 1995.

         On March 8, 1996, the Corporation paid a regular quarterly dividend of 45 cents per share on its common shares for the 1996 first quarter; the total amount paid was $30.3 million. On May 1, 1996, the Board of Directors declared a 1996 second quarter regular dividend of 50 cents per common share, an increase of 11 percent from the previous quarterly dividend. The dividend is to be paid on June 7, 1996, to shareholders of record at the close of business on May 20, 1996. There were 66,684,100 common shares outstanding at March 31, 1996.

         In 1996 through May 8, the Corporation purchased 2,536,000 of its common shares at a total cost of $161.6 million. On March 6, 1996, the Corporation announced that its share purchase authorization had been increased from 5 million shares to a total of 10 million shares. Through May 8, 1996, the Corporation had purchased a total of 5,211,600 of its common shares under the program at a total cost of $319.8 million, leaving an additional 4,788,400 shares authorized for purchase.

                           Part II. Other Information


Item 1.  Legal Proceedings

         Reference is made to Paragraph III. of Item 3. Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1995, regarding the proceedings described below.

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

         Since  the  late  1980s,   PDI  has  been  served  with  complaints  in
asbestos-related actions filed on behalf of over 17,000 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposure to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. During 1993 and 1994, PDI was successful in obtaining dismissal of all claims against it in Mississippi with the exception of one wrongful death claim.

         As of December 31, 1995, a total of 2,701 asbestos-related claims were pending against PDI. Ten claims were dismissed during the first quarter of 1996. During that same period, 677 new asbestos-related claims were filed against PDI in five states. As of March 31, 1996, a total of 3,368 asbestos-related claims were pending against PDI in 15 jurisdictions. PDI is vigorously contesting and defending these asbestos-related claims.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1996.

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




                                        PHELPS DODGE CORPORATION
                                        ------------------------
                                      (Corporation or Registrant)




Date:   May 14, 1996                    By:    Thomas M. Foster
                                               -----------------
                                               Thomas M. Foster
                                         Vice President and Controller
                                        (Principal Accounting Officer)




PHELPS DODGE CORPORATION AND SUBSIDIARIES

Index to Exhibits



3.2        By-Laws of the Corporation, as amended effective February 13, 1996.



12         Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.



27         Financial Data Schedule for the three months ended March 31, 1996.