Form 10-Q
period 1996-06-30
PHELPS DODGE CORP
filed 1996-08-09
CIK 78066

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




                       For the quarter ended June 30, 1996

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
                                      ---   ---
Number of Common Shares outstanding at August 7, 1996:  65,570,699 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1996



                                TABLE OF CONTENTS

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

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                             First Six
                                        Second Quarter        Months
                                        --------------     -------------
                                        1996      1995     1996     1995
                                        ----      ----     ----     ----
SALES AND OTHER OPERATING
 REVENUES                         $     957.7  1,024.2   1,962.4  2,057.7
                                      -------  -------   -------  -------
OPERATING COSTS AND EXPENSES
   Cost of products sold                646.9    682.2   1,311.4  1,369.3
   Depreciation, depletion
    and amortization                     62.7     56.9     123.9    111.4
   Selling and general
    administrative expense               31.2     30.9      61.7     61.6
   Exploration and research
    expense                              21.4     15.1      40.1     31.8
   Gain on asset dispositions               -        -         -    (26.8)
                                      -------  -------   -------  -------
                                        762.2    785.1   1,537.1  1,547.3
                                      -------  -------   -------  -------
OPERATING INCOME                        195.5    239.1     425.3    510.4
   Interest expense                     (10.3)   (19.4)    (27.5)   (34.8)
   Capitalized interest                   0.3      1.1       0.5      1.5
   Miscellaneous income and
    expense, net                          2.2      7.5      17.2     18.4
                                      -------  -------   -------  -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                              187.7    228.3     415.5    495.5
   Provision for taxes on
    income                              (62.2)   (68.5)   (135.1)  (148.7)
   Minority interests in
    consolidated subsidiaries            (3.0)    (2.5)     (6.4)    (5.3)
   Equity in net earnings
    of affiliated companies               3.8      2.2       5.4      3.3
                                      -------  -------   -------  -------
NET INCOME                        $     126.3    159.5     279.4    344.8
                                      =======  =======   =======  =======

EARNINGS PER SHARE                $      1.90     2.28      4.16     4.90
                                      =======  =======   =======  =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING                             66.6     69.9      67.1     70.4
See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)

SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                       $     529.3    589.7   1,113.9  1,196.1
   Phelps Dodge Industries              428.4    434.5     848.5    861.6
                                      -------  -------   -------  -------
                                  $     957.7  1,024.2   1,962.4  2,057.7
                                      =======  =======   =======  =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining
    Company                       $     146.3    187.9     330.9    390.0
   Phelps Dodge Industries               60.1     60.0     114.5    138.0
   Corporate and other                  (10.9)    (8.8)    (20.1)   (17.6)
                                      -------  -------   -------  -------
                                  $     195.5    239.1     425.3    510.4
                                      =======  =======   =======  =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                    June 30,          Dec. 31,
                                                      1996              1995
                                                      ----              ----
ASSETS
  Cash and short-term investments, at cost      $      541.0             608.5
  Accounts receivable, net                             485.0             483.7
  Inventories                                          289.2             281.5
  Supplies                                             118.3             121.4
  Prepaid expenses                                      38.1              15.5
  Deferred income taxes                                 43.4              44.6
                                                    --------           -------
     Current assets                                  1,515.0           1,555.2
  Investments and long-term
   accounts receivable                                  78.4              79.0
  Property, plant and equipment, net                 2,841.2           2,728.7
  Other assets and deferred charges                    294.8             283.0
                                                    --------          --------
                                                $    4,729.4           4,645.9
                                                    ========          ========

LIABILITIES
  Short-term debt                               $       72.6              66.6
  Current portion of long-term debt                     30.2              16.8
  Accounts payable and accrued expenses                493.3             504.8
  Income taxes                                          15.4              16.8
                                                    --------          --------
     Current liabilities                               611.5             605.0
  Long-term debt                                       599.9             613.1
  Deferred income taxes                                409.4             358.1
  Other liabilities and deferred credits               321.3             318.7
                                                    --------          --------
                                                     1,942.1           1,894.9
                                                    --------          --------
MINORITY INTERESTS IN CONSOLIDATED
 SUBSIDIARIES                                           76.4              73.3
                                                    --------          --------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 66.0 outstanding
   (12/31/95 - 68.6)                                   412.2             428.7
  Retained earnings                                  2,413.2           2,360.1
  Cumulative translation adjustments                   (98.6)            (93.9)
  Other                                                (15.9)            (17.2)
                                                    --------          --------
                                                     2,710.9           2,677.7
                                                    --------          --------
                                                $    4,729.4           4,645.9
                                                    ========          ========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                         Six months
                                                           ended
                                                          June 30,
                                                        -------------
                                                        1996     1995
                                                        ----     ----
OPERATING ACTIVITIES
 Net income                                      $      279.4     344.8
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and
    amortization                                        123.9     111.4
   Deferred income taxes                                 43.7      44.6
   Equity earnings net of dividends
    received                                             (4.9)     (3.0)
   Changes in current assets and
    liabilities:
     (Increase) decrease in accounts
       receivable                                        (5.3)     (6.3)
     (Increase) decrease in inventories                  (0.6)    (20.9)
     (Increase) decrease in supplies                      2.1      (8.1)
     (Increase) decrease in prepaid
       expenses                                         (22.3)     (3.2)
     (Increase) decrease in deferred
       income taxes                                       1.3      (1.8)
     Increase (decrease) in interest
       payable                                            0.8       0.3
     Increase (decrease) in other accounts
       payable                                           (7.1)    (32.1)
     Increase (decrease) in income taxes                 (1.6)    (24.2)
     Increase (decrease) in other accrued
       expenses                                         (10.7)      5.0
   Gain on asset dispositions                               -     (26.8)
   Other adjustments, net                                 6.8      (1.3)
                                                     --------  --------
     Net cash provided by operating
      activities                                        405.5     378.4
                                                     --------  --------
INVESTING ACTIVITIES
 Capital outlays                                       (209.0)   (180.3)
 Capitalized interest                                    (0.5)     (1.5)
 Proceeds from asset dispositions                         2.0      39.6
 Investment in subsidiaries                             (30.0)        -
                                                     --------  --------
     Net cash used in investing activities             (237.5)   (142.2)
                                                     --------  --------
FINANCING ACTIVITIES
 Increase in debt                                        15.6      29.7
 Payment of debt                                         (6.6)    (14.4)
 Common dividends                                       (63.5)    (63.1)
 Purchase of common shares                             (191.3)    (76.4)
 Other                                                   10.3       2.8
                                                     --------  --------
 Net cash used in financing activities                 (235.5)   (121.4)
                                                     --------  --------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                 (67.5)    114.8
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                    608.5     286.9
                                                     --------  --------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                       $      541.0     401.7
                                                     ========  ========

See Notes to Consolidated Financial Information.

STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)


                          Common Shares                  Cumulative
                         ----------------                Translation
                         Number                          Adjustments   Common
                            of     At Par    Retained       and    Shareholders'
                         shares     Value    Earnings      Other      Equity
                         ------     -----    --------      -----      -------
Balance at
 December 31, 1995         68.6  $  428.7  $  2,360.1  $ (111.1)  $   2,677.7
  Stock options
   exercised                0.4       2.1         9.9                    12.0
  Common shares
   purchased               (3.0)    (18.6)     (172.7)                 (191.3)
  Net income                                    279.4                   279.4
  Dividends on common
   shares                                       (63.5)                  (63.5)
  Translation
   adjustment                                              (4.7)         (4.7)
  Other                                                     1.3           1.3
                          -----    ------     -------    -------      -------
Balance at
 June 30, 1996             66.0  $  412.2  $  2,413.2  $ (114.5)  $   2,710.9
                          =====    ======     =======    =======      =======

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

2. The results of operations for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

3. The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of the copper it expects from its future mine production. As of August 7, 1996, the Corporation has entered into contracts with several financial institutions that provide for specified minimum copper prices or a combination of minimum and maximum copper prices based on the quarterly average London Metal Exchange (LME) price. Remaining contracts are summarized in the following table:

================================================================================
                        Contracts Providing         Contracts Providing Minimum
                          Minimum Prices             and Maximum Prices
                          --------------            -------------------
                         Copper    Cathode        Copper Price (LME)  Cathode
                          Price     Pounds         ----------------   Pounds
                          (LME)  (millions)        Minimum   Maximum (millions)
                          -----  ----------        -------   ------- ----------

1996:
Third Quarter           $  0.95       40        $   0.90    $   1.40     145
Fourth Quarter                                  $   0.95    $   1.36     190

1997:
First Quarter           $  0.90      170
- ---------------------

NOTE: If average quarterly LME prices exceed the maximum prices, Phelps Dodge will be obligated to pay the difference to the financial institutions involved; if average quarterly LME prices fall below the minimum prices, the financial institutions will be obligated to pay Phelps Dodge the difference.

================================================================================

         Similar contracts covering 600 million pounds of 1996 first half copper production expired without payment.

4. The Corporation's net income for the first six months of 1996 included a second quarter after-tax charge of approximately $12.0 million, or 18 cents per common share, resulting from adjustments during June to mark to market copper concentrate transactions that had been recorded in prior months at provisional forward prices. These adjustments primarily reflected a sharp drop in copper futures prices in the month of June. The loss on these adjustments before taxes was $18.0 million. The Corporation's net income for the first six months of 1995 included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division (MAPICO). MAPICO produces synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets before taxes was $26.8 million.



REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of June 30, 1996, and for the three-month and six-month periods ended June 30, 1996 and 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>
                              PRICE WATERHOUSE LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Phelps Dodge Corporation


We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 1996, and the consolidated statement of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows and of common shareholders' equity for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated January 22, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
July 11, 1996
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $126.3 million, or $1.90 per common share, in the second quarter of 1996, compared with $159.5 million, or $2.28 per common share, in the 1995 second quarter. Net income for the six months ended June 30, 1996, was $279.4 million, or $4.16 per common share, compared with $344.8 million, or $4.90 per common share in the corresponding 1995 period. Net income in the 1996 six-month period included a second quarter after-tax charge of approximately $12.0 million, or 18 cents per common share, resulting from adjustments during June to mark to market copper concentrate transactions that had been recorded in prior months at provisional forward prices. Net income in the 1995 six-month period included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division.

         Earnings in the three-month and six-month periods ended June 30, 1996, were lower than those reported in the corresponding 1995 periods principally as a result of lower average copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) fell approximately 17 cents and 18 cents in the second quarter and first six months of 1996, respectively, from the average prices in the corresponding 1995 periods.

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

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price for a majority of its production, averaged $1.16 in the second quarter and $1.17 in the first six months of 1996, compared with $1.33 and $1.35 in the corresponding 1995 periods. From July 1 to August 7, 1996, the COMEX price averaged 91 cents per pound, closing at 93 cents on August 7, 1996.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of the copper it expects from future mine production. For further discussion of the Corporation's copper price protection arrangements for 1996 and 1997 production, see Note 3 to Consolidated Financial Information.

         Sales were $957.7 million in the 1996 second quarter and $1,962.4 million in the first six months of 1996, compared with $1,024.2 million and $2,057.7 million in the corresponding 1995 periods. The 1996 decreases resulted principally from lower average copper prices and lower sales volumes of wheels and rims, largely offset by greater sales volumes of copper and higher sales volumes of wire and cable products.

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

================================================================================
                                                                  First Six
                                     Second Quarter                Months
                                     --------------            --------------
                                     1996      1995            1996      1995
                                     ----      ----            ----      ----
Copper production (short tons):
  Total production                 236,000  211,100         467,400   402,800
  Less minority participants'
   shares *                         40,800   37,700          82,000    72,100
                                   -------  -------         -------   -------
  Net Phelps Dodge share           195,200  173,400         385,400   330,700
                                   =======  =======         =======   =======

Copper sales (short tons):
  Net Phelps Dodge share from
   own mines                       189,000  157,700         379,400   315,700
  Purchased copper                  57,500   65,700         119,600   130,600
                                   -------  -------         -------   -------
  Total copper sales               246,500  223,400         499,000   446,300
                                   =======  =======         =======   =======

New York Commodity Exchange
  average spot price per
  pound - copper cathodes        $    1.16     1.33            1.17      1.35

                                                (in millions)

Sales and other operating
 revenues                        $   529.3    589.7         1,113.9   1,196.1

Operating income                 $   146.3    187.9           330.9     390.0
- -------------------------

* Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) a 20 percent interest in Candelaria held by SMMA Candelaria, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation.

================================================================================

         Phelps Dodge Mining Company's sales of copper from its own mine production increased by 31,300 tons or 20 percent in the second quarter of 1996 and by 63,700 tons or 20 percent in the first six months of 1996 compared with the corresponding 1995 periods. The primary contributor to production and sales volume increases was the Morenci mine, which included production from its Southside solution extraction/electrowinning (SX/EW) project that commenced operations in the third quarter of 1995. The sales volume increases partially offset the impact of average copper prices that were lower in the second quarter and first six months of 1996 than in the year-earlier periods. Resulting sales in the second quarter of 1996 were $529.3 million, 10 percent lower than the corresponding 1995 period, while sales in the first six months of 1996 were 7 percent lower than the same 1995 period.

         Phelps Dodge Mining Company recorded operating income of $146.3 million in the 1996 second quarter and $330.9 million in the first six months of 1996, compared with $187.9 million and $390.0 million in the corresponding 1995 periods. These decreases resulted from the lower average copper prices, partially offset by the higher sales volumes already discussed and lower copper production costs. Decreased 1996 unit production costs resulted principally from the favorable costs of the Southside SX/EW project. The 1996 amounts also reflected an $18.0 million reduction of pre-tax earnings for adjustments during June to mark to market concentrate transactions that had been recorded in prior months at provisional forward prices. These adjustments primarily reflected a sharp drop in copper futures prices in the month of June.

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

         The collective bargaining agreements covering approximately 700 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of August 7, 1996, employees who were covered by the agreements have continued to work without a contract.

PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's specialty chemical operations through Columbian Chemicals Company and its subsidiaries; its wheel and rim operations through Accuride Corporation and its subsidiaries; and its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

================================================================================

                                                                  First Six
                                           Second Quarter           Months
                                           --------------       -------------
                                           1996      1995       1996     1995
                                           ----      ----       ----     ----
                                                      (in millions)
Sales and other operating revenues:
  Specialty chemicals                  $   109.9    112.8       222.3   219.7
  Wheels and rims                           81.1     95.8       163.9   192.6
  Wire and cable                           237.4    225.9       462.3   449.3
                                         -------  -------     ------- -------
                                       $   428.4    434.5       848.5   861.6
                                         =======  =======     ======= =======


Operating income: *
  Specialty chemicals                  $    23.7     24.1        44.9    69.6
  Wheels and rims                           13.2     13.4        24.2    27.5
  Wire and cable                            23.2     22.5        45.4    40.9
                                         -------  -------     ------- -------
                                       $    60.1     60.0       114.5   138.0
                                         =======  =======     ======= =======
- -------------------------

* Operating income in the first six months of 1995 included a pre-tax gain of $26.8 million in the specialty chemicals division from the sale of a synthetic iron oxide facility in the first quarter.

================================================================================

         During the 1996 second quarter, Phelps Dodge Industries recorded operating income of $60.1 million, compared with $60.0 million in the corresponding 1995 period. Operating income in the first six months of 1996 was $114.5 million, compared with $111.2 million in the first six months of 1995 before a pre-tax gain of $26.8 million from the sale of Columbian Chemicals Company's MAPICO division in the first quarter. Primarily as a result of benefits from certain manufacturing cost reduction programs instituted during 1995, earnings in the second quarter and first six months of 1996 were higher than in the 1995 periods (excluding the MAPICO gain) despite an overall decrease in sales.

         Phelps Dodge Industries' sales of $428.4 million and $848.5 million in the second quarter and first six months of 1996, respectively, were less than 2 percent lower than in the corresponding 1995 periods as continued strength in the specialty chemicals business and higher sales volumes in the wire and cable businesses largely offset a 15 percent decrease in wheel and rim sales. Sales volumes of wire and cable products benefited from the acquisition in May 1996 of Nesor Alloy Corporation, a leading manufacturer of high-performance conductors for the general electronics and aerospace industries. The decrease in wheel and rim sales was driven by lower sales volumes resulting from decreased demand from the major North American manufacturers of medium and heavy trucks and trailers.

         On August 7, 1996, the Corporation announced plans to construct a magnet wire manufacturing plant in Monterrey, Mexico. Construction of the $42 million project is scheduled to begin in 1996 with commercial production expected in early 1998. This new plant, together with the Corporation's recently expanded facility in El Paso, Texas, is expected to support customer growth in the region while freeing up capacity at existing U.S. plants to meet growing demand for magnet wire in the United States.


OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED INCOME

         Interest expense net of capitalized interest was $10.0 million in the second quarter of 1996 and $27.0 million in the first six months, compared with $18.3 million and $33.3 million in the corresponding periods in 1995. The 1996 amounts benefited from foreign currency exchange gains of approximately $8.0 million representing the remeasurement of Venezuelan local currency debt after a major devaluation of the Bolivar. These gains were offset by approximately $7.0 million of similar expenses included in miscellaneous income and expense, net, principally reflecting the effect of the devaluation on working capital. Miscellaneous income in the first six months of 1996 also included an increase of $5.0 million in dividends received from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation.


CHANGES IN FINANCIAL CONDITION

         Capital outlays during the first six months of 1996 were $136.4 million for Phelps Dodge Mining Company and $71.0 million for Phelps Dodge Industries. Capital outlays in the corresponding 1995 period were $154.4 million for Phelps Dodge Mining Company and $25.5 million for Phelps Dodge Industries. The Corporation expects capital outlays for the year 1996 to be approximately $350 million for Phelps Dodge Mining Company, including Phelps Dodge's 80 percent share of amounts to be spent on the recently announced Candelaria expansion. Phelps Dodge Industries is expected to spend approximately $150 million during the year. This amount does not include the $29 million spent in May 1996 for the previously announced acquisition of Nesor Alloy Corporation.

         At June 30, 1996, the Corporation's total debt was $702.7 million, compared with $696.5 million at year-end 1995. The Corporation's ratio of debt to total capitalization was 20.1 percent at June 30, 1996, compared with 20.2 percent at December 31, 1995.

         An existing revolving credit agreement between the Corporation and several lenders was amended on June 4, 1996. The agreement, as amended and restated, permits borrowings of up to $500 million from time to time until its scheduled maturity on June 4, 2001. The agreement allows for up to two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from at least two-thirds of the lenders involved. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for an annual facility fee of eight basis points (0.08 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either June 30, 1996 or December 31, 1995.

         On June 7, 1996, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1996 second quarter which represented an 11 percent increase over the prior quarterly dividend of 45 cents per share. The amount paid for the second quarter was $33.2 million, bringing total 1996 dividends paid through June 30 to $63.5 million. On July 26, 1996, the Board of Directors declared a 1996 third quarter regular dividend of 50 cents per common share to be paid on September 6, 1996, to shareholders of record at the close of business on August 19, 1996.

         In 1996 through August 7, the Corporation purchased 3,360,300 of its common shares at a total cost of $214.1 million. On March 6, 1996, the Corporation announced that its current share purchase authorization had been increased from 5 million shares to a total of 10 million shares. Through August 7, 1996, the Corporation had purchased 6,035,900 of its common shares under the program at a total cost of $372.3 million, leaving an additional 3,964,100 shares authorized for purchase. There were 65,955,800 common shares outstanding on June 30, 1996.

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

         Since  the  late  1980s,   PDI  has  been  served  with  complaints  in
asbestos-related actions filed on behalf of over 17,200 claimants. In these proceedings, plaintiffs have alleged bodily injury or death caused by purported exposure to asbestos and have claimed damages based on theories of strict liability and negligence. Over 12,500 of those claimants were participants in the Ingalls Shipyard asbestos litigation filed in Pascagoula, Mississippi. Each claimant in that litigation sought from $2 million to $20 million in compensatory and punitive damages from a group of approximately 100 to 150 defendants, which included PDI. Since the beginning of 1993, PDI has obtained dismissal of all but one of the claims brought against it in Mississippi.

         As of June 30, 1996, a total of 3,239 asbestos-related claims were pending against PDI in 15 jurisdictions. PDI is vigorously contesting and defending these asbestos-related claims.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Corporation's annual meeting was held on May 1, 1996. A total of 55,661,412 common shares, or about 83 percent of the issued and outstanding common shares of the Corporation, were represented at the meeting. Set forth below is a description of the matters voted upon at such meeting and a summary of the voting regarding each such matter:

                                   For                      Withheld
                                   ---                      --------
Election of Directors:
  Paul W. Douglas                  55,541,015               120,397

  William A. Franke                55,542,719               118,693

  Southwood J. Morcott             55,543,239               118,173

  J. Steven Whisler                55,544,435               116,977



                          For         Against       Abstain
                          ---         -------       -------
Appointment of
 Auditors             55,557,632      45,467         58,313

         There were no broker non-votes included in the results for the election of directors listed above or the appointment of auditors.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1996.

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




                                     PHELPS DODGE CORPORATION
                                     ------------------------
                                    (Corporation or Registrant)




Date:   August 9, 1996                By: Thomas M. Foster
                                          ----------------
                                          Thomas M. Foster
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS



12         Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.