Form 10-Q
period 1996-09-30
PHELPS DODGE CORP
filed 1996-11-12
CIK 78066

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




                    For the quarter ended September 30, 1996

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

Number of Common Shares outstanding at November 8, 1996:  64,832,837 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1996



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

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                               First Nine
                                        Third Quarter            Months
                                        --------------      ----------------
                                       1996       1995      1996        1995
                                       ----       ----      ----        ----
SALES AND OTHER OPERATING
 REVENUES                        $     853.6   1,076.7    2,816.0    3,134.4
                                     -------   -------    -------    -------
OPERATING COSTS AND EXPENSES
   Cost of products sold               613.4     664.2    1,924.8    2,033.5
   Depreciation, depletion
    and amortization                    61.9      54.9      185.8      166.3
   Selling and general
    administrative expense              29.4      27.5       91.1       89.1
   Exploration and research
    expense                             22.2      18.7       62.3       50.5
   Gain on asset dispositions              -         -          -      (26.8)
                                     -------   -------    -------    -------
                                       726.9     765.3    2,264.0    2,312.6
                                     -------   -------    -------    -------
OPERATING INCOME                       126.7     311.4      552.0      821.8
   Interest expense                    (17.5)    (19.0)     (45.0)     (53.8)
   Capitalized interest                  0.5       1.3        1.0        2.8
   Miscellaneous income and
    expense, net                        11.4      10.4       28.6       28.8
                                     -------   -------    -------    -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                             121.1     304.1      536.6      799.6
   Provision for taxes on
    income                             (39.3)    (91.2)    (174.4)    (239.9)
   Minority interests in
    consolidated subsidiaries           (3.9)     (3.1)     (10.3)      (8.4)
   Equity in net earnings
    of affiliated companies              2.3       2.0        7.7        5.3
                                     -------   -------    -------    -------
NET INCOME                       $      80.2     211.8      359.6      556.6
                                     =======   =======    =======    =======

EARNINGS PER SHARE               $      1.22      3.03       5.40       7.92
                                     =======   =======    =======    =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING                            65.7      69.9       66.6       70.3

BUSINESS SEGMENTS
(Unaudited; in millions)

SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                      $     437.2     659.9    1,551.1    1,856.0
   Phelps Dodge Industries             416.4     416.8    1,264.9    1,278.4
                                     -------   -------    -------    -------
                                 $     853.6   1,076.7    2,816.0    3,134.4
                                     =======   =======    =======    =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining
    Company                      $      76.5     266.8      407.4      656.8
   Phelps Dodge Industries              58.8      55.4      173.3      193.4
   Corporate and other                  (8.6)    (10.8)     (28.7)     (28.4)
                                     -------   -------    -------    -------
                                 $     126.7     311.4      552.0      821.8
                                     =======   =======    =======    =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                   Sept. 30,     Dec. 31,
                                                      1996         1995
                                                      ----         ----
ASSETS
  Cash and short-term investments, at cost     $       567.7       608.5
  Accounts receivable, net                             445.4       483.7
  Inventories                                          282.1       281.5
  Supplies                                             119.2       121.4
  Prepaid expenses                                      19.4        15.5
  Deferred income taxes                                 43.4        44.6
                                                    --------     -------
     Current assets                                  1,477.2     1,555.2
  Investments and long-term
   accounts receivable                                  89.1        79.0
  Property, plant and equipment, net                 2,917.5     2,728.7
  Other assets and deferred charges                    293.4       283.0
                                                    --------    --------
                                               $     4,777.2     4,645.9
                                                    ========    ========

LIABILITIES
  Short-term debt                              $        66.9        66.6
  Current portion of long-term debt                     29.4        16.8
  Accounts payable and accrued expenses                535.5       504.8
  Income taxes                                          18.7        16.8
                                                    --------    --------
     Current liabilities                               650.5       605.0
  Long-term debt                                       600.7       613.1
  Deferred income taxes                                422.2       358.1
  Other liabilities and deferred credits               318.5       318.7
                                                    --------    --------
                                                     1,991.9     1,894.9
                                                    --------    --------
MINORITY INTERESTS IN CONSOLIDATED
 SUBSIDIARIES                                           81.4        73.3
                                                    --------    --------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 65.0 outstanding
   (12/31/95 - 68.6)                                   406.5       428.7
  Retained earnings                                  2,410.9     2,360.1
  Cumulative translation adjustments                   (98.3)      (93.9)
  Other                                                (15.2)      (17.2)
                                                    --------    --------
                                                     2,703.9     2,677.7
                                                    --------    --------
                                               $     4,777.2     4,645.9
                                                    ========    ========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                            Nine months
                                                               ended
                                                            September 30,
                                                           ---------------
                                                           1996       1995
                                                           ----       ----
OPERATING ACTIVITIES
 Net income                                       $        359.6     556.6
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and
    amortization                                           185.8     166.3
   Deferred income taxes                                    56.3      79.9
   Equity earnings net of dividends
    received                                                (3.9)     (5.1)
   Changes in current assets and
    liabilities:
     (Increase) decrease in accounts
       receivable                                           39.0     (51.2)
     (Increase) decrease in inventories                     13.8      (7.5)
     (Increase) decrease in supplies                         2.1     (15.1)
     (Increase) decrease in prepaid
       expenses                                             (3.6)     (2.8)
     (Increase) decrease in deferred
       income taxes                                          1.3      (5.7)
     Increase (decrease) in interest
       payable                                               4.2       3.9
     Increase (decrease) in other accounts
       payable                                               2.3     (50.6)
     Increase (decrease) in income taxes                     1.6     (27.8)
     Increase (decrease) in other accrued
       expenses                                             14.0      25.6
   Gain on asset dispositions                                  -     (26.8)
   Other adjustments, net                                    4.6       2.6
                                                        --------  --------
     Net cash provided by operating
      activities                                           677.1     642.3
                                                        --------  --------
INVESTING ACTIVITIES
 Capital outlays                                          (338.8)   (273.6)
 Capitalized interest                                       (1.0)     (2.8)
 Investment in subsidiaries                                (47.3)     (0.2)
 Proceeds from asset dispositions
  and other                                                  3.6      40.3
                                                        --------  --------
     Net cash used in investing activities                (383.5)   (236.3)
                                                        --------  --------
FINANCING ACTIVITIES
 Increase in debt                                           15.7      36.7
 Payment of debt                                           (17.6)    (18.6)
 Common dividends                                          (96.2)    (94.5)
 Purchase of common shares                                (247.0)    (93.7)
 Other                                                      10.7       6.9
                                                        --------  --------
 Net cash used in financing activities                    (334.4)   (163.2)
                                                        --------  --------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                    (40.8)    242.8
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                       608.5     286.9
                                                        --------  --------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                        $        567.7     529.7
                                                        ========  ========

See Notes to Consolidated Financial Information.

STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)


                          Common Shares               Cumulative
                         ---------------              Translation
                         Number                       Adjustments     Common
                            of    At Par    Retained      and      Shareholders'
                         shares   Value     Earnings     Other        Equity
                         ------   -----     --------     -----        ------
BALANCE AT
 DECEMBER 31, 1995        68.6  $   428.7  $  2,360.1  $  (111.1)  $  2,677.7
  Stock options
   exercised               0.3        2.2        10.0                    12.2
  Common shares
   purchased              (3.9)     (24.4)     (222.6)                 (247.0)
  Net income                                    359.6                   359.6
  Dividends on common
   shares                                       (96.2)                  (96.2)
  Translation
   adjustment                                               (4.4)        (4.4)
  Other                                                      2.0          2.0
                         -----     ------     -------    -------      -------
BALANCE AT
 SEPTEMBER 30, 1996       65.0  $   406.5  $  2,410.9  $  (113.5) $   2,703.9
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

2. The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts to mitigate the risk of adverse price fluctuations on a portion of its expected future mine production.

         During the 1996 third quarter, the Corporation liquidated a portion of its copper price protection contracts that covered anticipated mine production in the fourth quarter of 1996 and the first quarter of 1997. This resulted in cash payments to the Corporation of $15.6 million. The related gains, $8.8 million for the 1996 fourth quarter contracts and $6.8 million for the 1997 first quarter contracts, will be deferred and recognized in income during the periods to which the original contracts were applicable. Contracts ensuring minimum prices for 185 million pounds of 1996 third quarter copper production resulted in payments of $3.1 million to Phelps Dodge. Similar contracts covering 600 million pounds of 1996 first half copper production expired without payment.

         As of November 8, 1996, the Corporation had net positions in place with several financial institutions that provide for a minimum 1996 fourth quarter average price of 95 cents per pound for 95 million pounds of copper cathode and a minimum 1997 first quarter average price of 90 cents per pound for 85 million pounds of copper cathode. These minimum prices are based on average London Metal Exchange (LME) prices. If average quarterly LME prices fall below the minimum prices, the financial institutions will be obligated to pay Phelps Dodge the difference.


REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996 and 1995, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>
                              PRICE WATERHOUSE LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Phelps Dodge Corporation


We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 1996 and the statement of consolidated income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows and of common shareholders' equity for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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


Price Waterhouse LLP



Phoenix, Arizona
October 9, 1996
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $80.2 million, or $1.22 per common share, in the third quarter of 1996, compared with $211.8 million, or $3.03 per common share, in the 1995 third quarter. Net income for the nine months ended September 30, 1996, was $359.6 million, or $5.40 per common share, compared with $556.6 million, or $7.92 per common share, in the corresponding 1995 period. Net income in the 1995 nine-month period included a first quarter after-tax gain of $16.6 million, or 24 cents per common share, from the sale of Columbian Chemicals Company's MAPICO division.

         Earnings in the three-month and nine-month periods ended September 30, 1996, were lower than those reported in the corresponding 1995 periods principally as a result of lower average copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) decreased approximately 45 cents and 28 cents in the third quarter and first nine months of 1996, respectively, from the average prices in the corresponding 1995 periods.

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

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged 91 cents in the third quarter and $1.08 in the first nine months of 1996, compared with an average of $1.36 in each of the corresponding 1995 periods. From October 1 to November 8, 1996, the average price was 94 cents, closing at 96 cents on November 8, 1996.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of the copper it expects from future mine production. For further discussion of the Corporation's price protection arrangements for 1996 and 1997 production, see Note 3 to Consolidated Financial Information.

         Sales were $853.6 million in the 1996 third quarter, compared with $1,076.7 million in the corresponding 1995 period. The 1996 decrease primarily was a result of lower average copper prices and lower sales volumes of wheels and rims. The decrease was offset partially by higher sales volumes of wire and cable products. Sales were $2,816.0 million in the first nine months of 1996, compared with $3,134.4 million in the corresponding 1995 period. This decrease also primarily was the result of lower average copper prices and lower sales volumes of wheels and rims, and was partially offset by greater sales volumes of copper and higher sales volumes of wire and cable products.


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

================================================================================
                                                                First Nine
                                          Third Quarter            Months
                                          --------------       ---------------
                                          1996      1995       1996       1995
                                          ----      ----       ----       ----
Copper production
  (short tons):
  Total production                     227,000   221,800    694,400    624,600
  Less minority participants'
   shares *                             39,100    39,500    121,100    111,600
                                       -------   -------    -------    -------
  Net Phelps Dodge share               187,900   182,300    573,300    513,000
                                       =======   =======    =======    =======

Copper sales (short tons):
  Net Phelps Dodge share from
   own mines                           194,500   196,600    573,900    512,300
  Purchased copper                      43,900    49,300    163,500    179,900
                                       -------   -------    -------    -------
  Total copper sales                   238,400   245,900    737,400    692,200
                                       =======   =======    =======    =======

New York Commodity Exchange
  average spot price per
  pound - copper cathodes          $      0.91      1.36       1.08       1.36

                                                    (in millions)

Sales and other operating
 revenues                          $     437.2     659.9    1,551.1    1,856.0

Operating income                   $      76.5     266.8      407.4      656.8
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

================================================================================

         Phelps Dodge Mining Company's 1996 third quarter sales of $437.2 million were 34 percent lower than in the third quarter of 1995. This decrease principally resulted from a 45 cents per pound decrease in average copper prices. Sales of $1,551.1 million in the first nine months of 1996 were 16 percent lower than in the corresponding 1995 period. This decrease primarily resulted from a 28 cents per pound decrease in average copper prices, partially offset by a 61,600 ton or 12 percent increase in copper sales from mine production. The primary contributor to 1996 production and sales volume increases for the first nine months was the Morenci mine, which included production from its Southside solution extraction/electrowinning (SX/EW) project that commenced operations in the third quarter of 1995.

         Phelps Dodge Mining Company recorded operating income of $76.5 million in the 1996 third quarter and $407.4 million in the first nine months of 1996, compared with $266.8 million and $656.8 million in the corresponding 1995 periods. The 1996 third quarter decrease from the corresponding 1995 period resulted from the lower average copper prices already discussed. The decrease in operating income in the first nine months of 1996 from the corresponding 1995 period resulted principally from the lower average copper prices, and was partially offset by the higher volumes of copper sold from mine production already discussed. The 1996 first nine months also reflected an $18.0 million reduction of pre-tax earnings in the second quarter for adjustments during June to mark to market concentrate transactions that had been recorded in prior months at provisional forward prices. These adjustments primarily reflected a sharp drop in copper futures prices in the month of June.

         On May 1, 1996, the Corporation announced plans to expand concentrator throughput at its Candelaria copper mining complex in northern Chile (the Corporation owns an 80 percent interest in Candelaria). At full capacity, the $337 million expansion will result in copper production of more than 400 million pounds in each of the first two years of operations, although, under the current operating plan, annual copper production will average approximately 380 million pounds during the post-expansion mine life. The expansion will include increased mining activity, the installation of a second semi-autogenous (SAG) mill and new and expanded concentrating facilities, and the addition of more than 200 employees. Construction began in the third quarter of 1996, with new production scheduled to come on line in mid-1998. As a result of the expansion, the estimated mine life of Candelaria will be reduced from 35 years of production to 19 years.

         The collective bargaining agreements covering approximately 700 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of November 8, 1996, employees who were covered by the agreements have continued to work without a contract.


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

================================================================================

                                                                   First Nine
                                              Third Quarter          Months
                                              --------------      -------------
                                              1996      1995      1996     1995
                                              ----      ----      ----     ----
                                                        (in millions)
Sales and other operating revenues:
  Specialty chemicals                  $     105.1      99.5     327.4     319.2
  Wheels and rims                             71.3      84.5     235.2     277.1
  Wire and cable                             240.0     232.8     702.3     682.1
                                           -------   -------   -------   -------
                                       $     416.4     416.8   1,264.9   1,278.4
                                           =======   =======   =======   =======


Operating income: *
  Specialty chemicals                  $      19.4      18.1      64.3      87.7
  Wheels and rims                              9.5      11.5      33.7      39.0
  Wire and cable                              29.9      25.8      75.3      66.7
                                           -------   -------   -------   -------
                                       $      58.8      55.4     173.3     193.4
                                           =======   =======   =======   =======
-------------------------

* Operating income in the first nine months of 1995 included a pre-tax gain of $26.8 million in specialty chemicals from the sale of a synthetic iron oxide facility in the first quarter.

================================================================================

         During the 1996 third quarter, Phelps Dodge Industries recorded operating income of $58.8 million, compared with $55.4 million in the corresponding 1995 period. Operating income in the first nine months of 1996 was $173.3 million, compared with $166.6 million in the first nine months of 1995 before a pre-tax gain of $26.8 million from the sale of Columbian Chemicals Company's MAPICO division in the first quarter. Primarily as a result of benefits from certain manufacturing cost reduction programs instituted during 1995, earnings in the third quarter and first nine months of 1996 were higher than in the 1995 periods (excluding the MAPICO gain) despite an overall decrease in sales.

         Phelps Dodge Industries' sales of $416.4 million and $1,264.9 million in the third quarter and first nine months of 1996, respectively, were less than 1 percent lower than in the corresponding 1995 periods as continued strength in the specialty chemicals business and higher sales volumes in the wire and cable businesses largely offset a 15 percent decrease in wheel and rim sales. Sales volumes of wire and cable products benefited from the acquisition in May 1996 of Nesor Alloy Corporation, a leading manufacturer of high-performance conductors for the general electronics and aerospace industries. The decrease in wheel and rim sales was driven by lower sales volumes resulting from decreased demand from the major North American manufacturers of medium and heavy trucks and trailers.

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

         The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Industries' magnet wire facility in Hopkinsville, Kentucky, expired on October 11, 1996. As of November 8, 1996, employees who were covered by the agreement have continued to work without a contract.


OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED INCOME

         Interest expense net of capitalized interest was $17.0 million in the third quarter of 1996 and $44.0 million in the first nine months, compared with $17.7 million and $51.0 million in the corresponding periods in 1995. The 1996 nine month period benefited from foreign currency exchange gains of approximately $8.0 million representing the remeasurement of Venezuelan local currency debt after a major devaluation of the Bolivar. These gains were offset by approximately $7.0 million of similar expenses included in miscellaneous income and expense, net, principally reflecting the effect of the devaluation on working capital. Miscellaneous income in the first nine months of 1996, also included an increase of $4.7 million in dividends received from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation.


CHANGES IN FINANCIAL CONDITION

         Capital outlays during the first nine months of 1996, were $225.4 million for Phelps Dodge Mining Company and $110.6 million for Phelps Dodge Industries. Capital outlays in the corresponding 1995 period were $218.5 million for Phelps Dodge Mining Company and $54.4 million for Phelps Dodge Industries. The Corporation expects capital outlays for the year 1996, to be approximately $325 million for Phelps Dodge Mining Company, including Phelps Dodge's 80 percent share of amounts to be spent on the recently announced Candelaria expansion. Phelps Dodge Industries is expected to spend approximately $150 million during the year. This amount does not include the $29 million spent in May 1996, for the previously announced acquisition of Nesor Alloy Corporation.

         At September 30, 1996, the Corporation's total debt was $697.0 million, compared with $696.5 million at year-end 1995. The Corporation's ratio of debt to total capitalization was 20.0 percent at September 30, 1996, compared with
20.2 percent at December 31, 1995.

         An existing revolving credit agreement between the Corporation and several lenders was amended on June 4, 1996. The agreement, as amended and restated, permits borrowings of up to $500 million from time to time until its scheduled maturity on June 4, 2001. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from at least two-thirds of the lenders involved. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of eight basis points (0.08 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either September 30, 1996 or December 31, 1995.

         On September 6, 1996, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1996 third quarter. The amount paid for the third quarter was $32.7 million, bringing total 1996 dividends paid through September 30 to $96.2 million. On November 6, 1996, the Board of Directors declared a 1996 fourth quarter regular dividend of 50 cents per common share to be paid on December 6, 1996, to shareholders of record at the close of business on November 18, 1996.

         In 1996 through November 8, the Corporation purchased 4,104,300 of its common shares at a total cost of $260.0 million. On March 6, 1996, the Corporation announced that its current share purchase authorization had been increased from 5 million shares to a total of 10 million shares. Through November 8, 1996, the Corporation had purchased 6,779,900 of its common shares under the program at a total cost of $418.1 million, leaving an additional 3,220,100 shares authorized for purchase. There were 65,035,000 common shares outstanding on September 30, 1996.

                           Part II. Other Information


Item 1.  Legal Proceedings

         I. Reference is made to Paragraph II, section A.2. (a) of Item 3. Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1995, regarding In re the General Adjudication of All Rights to Use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County).

         By a letter agreement dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land use issues involving the Tribe's Reservation. Since that time comprehensive settlement agreements among the Tribe, the Corporation and other parties have been under negotiation. In the more recent phases of the settlement negotiations, the Tribe has sought terms that the Corporation believes are unacceptable and inconsistent with the principles set forth in the September 7, 1990 letter agreement. In July 1996, the Tribe notified the Corporation to make preparations to vacate the Corporation's Black River pump station, which is located on the Tribe's Reservation, by July 1997. Through the Black River pump station the Corporation obtains approximately 10,000 acre feet of water annually for use at the Corporation's Morenci complex. The Corporation believes that it holds valid rights-of-way and easements and has other legal rights sufficient to allow for the continued operation of the Black River pump station on Reservation lands. However, the Corporation has advised the Tribe that, without waiving any such rights, it has begun to consider issues associated with dismantling and removing the Black River pump station and related facilities from the Reservation. The federal legislation authorizing settlement of the Tribe's water rights claims with the Corporation and the other parties to the proceeding has been extended for a six month period expiring June 30, 1997.

         II. Reference is made to Paragraph III. of Item 3. Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1995, regarding the proceedings described below.

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

         As of September 30, 1996, a total of 3,276 asbestos-related claims were pending against PDI in 14 jurisdictions. PDI is vigorously contesting and defending these asbestos-related claims.

         In December 1995, Phelps Dodge and its insurers executed an agreement embodying a cost sharing arrangement for defense and indemnity costs arising out of the asbestos litigation.

         Based on its experience to date in connection with these asbestos-related claims, and also taking into account the cost-sharing agreement referred to above, Phelps Dodge has concluded that these claims do not involve material legal proceedings requiring disclosure in this report under the applicable regulations of the Securities and Exchange Commission. Accordingly, Phelps Dodge does not intend to describe these claims in future reports on Form 10-Q or Form 10-K unless there is a material change requiring such disclosure.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1996.

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




                                               PHELPS DODGE CORPORATION
                                               ------------------------
                                               (Corporation or Registrant)




Date:   November 8, 1996                        By:  Thomas M. Foster
                                                     ----------------
                                                     Thomas M. Foster
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS



3.2        By-Laws of the Corporation, as amended effective September 4, 1996.



12         Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.