Form 10-K405
period 1996-12-31
PHELPS DODGE CORP
filed 1997-03-17
CIK 78066

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

                   For the fiscal year ended December 31, 1996

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
                                       -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 6, 1997, was approximately $4,646,956,000.

Number of Common Shares outstanding at March 6, 1997:  64,429,200 shares.

                      Documents Incorporated by Reference:

                Document                                   Location in 10-K
                --------                                   ----------------
Proxy Statement for 1997 Annual Meeting                        Part III

================================================================================

                            PHELPS DODGE CORPORATION

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1996




                                Table of Contents
                                -----------------

Part I.
      Items 1. and 2. Business and Properties
         Phelps Dodge Mining Company
             Properties, Facilities and Production
                Copper Operations
                      Phelps Dodge Copper Production Data, by Source Phelps Dodge Metal Production and Deliveries Phelps Dodge Smelters and Refinery - Production
                Other Mining Operations and Investments
             Exploration & Development
             Ore Reserves
             Ownership of Real Property
             Sales and Competition
             Prices, Supply and Consumption
             Costs
             Energy Supplies
             Environmental and Other Regulatory Matters
             Labor Matters
         Phelps Dodge Industries
             Operations
             Ownership of Real Property
             Competition and Markets
             Raw Materials
             Energy Supplies
             Environmental Matters
             Labor Matters
         Research and Development
         Other Environmental Matters

      Item 3. Legal Proceedings

      Item 4. Submission of Matters to a Vote of Security Holders

      Executive Officers of Phelps Dodge Corporation

Part II.
      Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

      Item 6. Selected Financial Data

      Item 7. Management's Discussion and Analysis
         Management's Discussion and Analysis
             Results of Phelps Dodge Mining Company
             Results of Phelps Dodge Industries
             Other Matters Relating to the Statement of Consolidated Operations Changes in Financial Condition; Capitalization
             Capital Outlays
             Inflation
             Dividends and Market Price Ranges
             Quarterly Financial Data

      Item 8. Financial Statements and Supplementary Data
         Index to Consolidated Financial Statements
         Report of Independent Accountants on Financial Statement Schedule Report of Management
         Report of Independent Accountants
         Statement of Consolidated Income
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Common Shareholders' Equity
         Notes to Consolidated Financial Statements
         Financial Data by Business Segment
         Financial Data by Geographic Area

      Item 9. Disagreements on Accounting and Financial Disclosure

Part III.
      Item 10. Directors and Executive Officers of the Registrant
      Item 11. Executive Compensation
      Item 12. Security Ownership of Certain Beneficial Owners and Management
      Item 13. Certain Relationships and Related Transactions

Part IV.
      Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      Valuation and Qualifying Accounts and Reserves

      Signatures

                            PHELPS DODGE CORPORATION

                         1996 Annual Report on Form 10-K

                                     Part I

Items 1. and 2.  Business and Properties
----------------------------------------

         Phelps Dodge Corporation, incorporated under the laws of New York in 1885, is among the world's largest producers of copper. In 1996, the Corporation produced 770,400 tons of copper for its own account from its worldwide mining operations and an additional 162,900 tons of copper for the accounts of minority interest owners. Gold, silver, molybdenum, copper chemicals and sulfuric acid are also produced as by-products of the Corporation's copper operations.

         Production of copper for the Corporation's own account from its U.S. operations constituted more than 25 percent of the copper mined in the United
States in 1996. Much of the Corporation's U.S. copper production, after electrowinning or smelting and refining, together with additional copper purchased from others, is used by the Corporation to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. The Corporation is the world's largest producer of copper rod.

         Phelps Dodge's international mining interests include Candelaria, its major copper mine in Chile that commenced operations in October 1994, and other operations and investments in Chile, Peru and South Africa. These operations produce a variety of metals and minerals including copper, gold, fluorspar, silver, lead and zinc. Phelps Dodge also explores for metals and minerals throughout the world.

         The Corporation also manufactures engineered products principally for the transportation, energy and telecommunications sectors worldwide through a group of industrial companies. Specialty chemicals are produced through Columbian Chemicals Company which is among the world's largest producers of carbon black, a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and other products, for the rubber industry. It also produces specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications. Accuride Corporation is the largest North American manufacturer of steel wheels and rims for medium and heavy trucks, trailers and buses. The Corporation produces wire and cable products and specialty conductors at U.S. and international operations through Phelps Dodge Magnet Wire Company and Phelps Dodge International Corporation. Phelps Dodge Magnet Wire Company, the world's largest manufacturer of magnet wire, produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products. Phelps Dodge International Corporation manufactures telecommunication and energy cables and specialty conductors.

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

      (ii) The Phelps Dodge Industries segment includes the Corporation's specialty chemicals operations, its wheel and rim business, and its wire and cable operations.

         Information about sales and earnings of international operations of the
Corporation  is  also  included  in  Note  20  to  the  Consolidated   Financial
Statements.

         Unless the context otherwise requires, "Corporation" and "Phelps Dodge" as used in this report mean Phelps Dodge Corporation and its consolidated subsidiaries. In addition, all references to tons are to short tons and references to ounces are to troy ounces.

         The number of persons employed by the Corporation on December 31, 1996, was 16,033.

PHELPS DODGE MINING COMPANY
---------------------------

         Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals as byproducts, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

Properties, Facilities and Production
-------------------------------------

         Copper Operations
         -----------------

         Phelps Dodge produces copper concentrates from open-pit mines and concentrators located in Morenci, Arizona; Santa Rita, New Mexico; and near
Copiapo, Chile. The Corporation also produces copper concentrates from two underground mines and a concentrator located near Copiapo through Compania Contractual Minera Ojos del Salado (Ojos del Salado), a wholly owned Chilean subsidiary of Phelps Dodge Corporation. Minor amounts of copper precipitates, which like concentrates must be smelted and then electrolytically refined, are produced at various locations. In addition, the Corporation produces electrowon copper cathode at solution extraction/electrowinning (SX/EW) operations in Morenci, Arizona; Santa Rita, New Mexico; and Tyrone, New Mexico.

         The Morenci complex in southeastern Arizona comprises an open-pit mine, two concentrators, three solution extraction facilities and two electrowinning tankhouses, one of which is the largest in the world. The Corporation owns an 85 percent undivided interest in the Morenci complex; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Phelps Dodge is the operator of the Morenci properties. Sumitomo takes in kind its share of Morenci production. The Morenci complex is the largest copper producing operation in North America.

         Litigation concerning the allocation of available water supplies, land use and other legal proceedings could adversely affect the water supplies for the Morenci operation and other prospective producing properties of the Corporation in Arizona. See "Legal Proceedings" for information concerning the status of these proceedings.

         The open-pit copper mine, concentrator and SX/EW facility in Santa Rita, New Mexico, and a smelter in Hurley, New Mexico, are owned by Chino Mines Company (Chino), a general partnership in which the Corporation holds a two-thirds partnership interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Corporation and Mitsubishi Materials Corporation, owns the remaining one-third interest in Chino. Each partner purchases its proportionate share of Chino's copper production each month. Phelps Dodge manages the Chino operations.

         Candelaria, Phelps Dodge's newest mine, is located near Copiapo in the Atacama Desert of northern Chile. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and achieved full production in 1995. The project presently consists of an open-pit mine, concentrator, port and associated facilities. Phelps Dodge owns an 80 percent interest in Compania Contractual Minera Candelaria (Candelaria) through PD Candelaria, Inc., a wholly owned subsidiary of the Corporation, with a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation owning the remaining 20 percent interest. On May 1, 1996, the Corporation announced plans to expand concentrator throughput at Candelaria. At full capacity, the $337 million expansion will result in annual copper production of 400 million to 450 million pounds during the first few years of the post-expansion mine life; the average ore grade is expected to drop, with a corresponding decrease in production, in subsequent years. The expansion will include increased mining activity, the installation of a second semi-autogenous
(SAG) mill line and new and expanded concentrating facilities, and the addition of more than 200 employees. Construction began in the third quarter of 1996, with new production scheduled to commence by mid-1998. As a result of the expansion, the estimated mine life of Candelaria will be reduced from 35 years of production to 19 years.

         The Tyrone mine-for-leach operation near Silver City, New Mexico, is wholly owned by Phelps Dodge Corporation. The SX/EW plant at Tyrone is owned and operated by Burro Chief Copper Company (Burro Chief), a wholly owned subsidiary of the Corporation. Burro Chief also operates the SX/EW plant at Santa Rita.

         Phelps Dodge is the leading producer of copper using the SX/EW process. In 1996, the Corporation produced a total of 408,000 tons of cathode copper at its SX/EW facilities, compared with 364,200 tons in 1995 and 325,800 tons in 1994. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. As used by the Corporation in conjunction with its conventional concentrating, smelting and refining, SX/EW is a major factor in its continuing efforts to maintain internationally competitive costs. Total annual capacity of electrowon copper cathode production is currently 250,000 tons at the Morenci complex, 65,000 tons at the Santa Rita plant and 75,000 tons at the Burro Chief plant near Tyrone. The Corporation expects to operate the Burro Chief plant for at least the next 10 years. Exploration continues in an effort to identify further resources.

         The Corporation owns and operates a smelter in Hidalgo County, New Mexico, and, through Chino Mines Company, owns a two-thirds interest in the Chino smelter in Hurley, New Mexico. Phelps Dodge smelts virtually all of its share of its U.S. concentrate production and occasionally some concentrate production from Candelaria, and serves as a custom smelter for other mining companies. It also refines its share of its anode copper production. In addition, the Corporation purchases concentrates to keep its smelters operating at efficient levels. Such purchases are expected to continue whenever the smelting capacity of the Hidalgo and Chino smelters exceeds Phelps Dodge Mining Company's share of its concentrate production.

         The Corporation's refinery in El Paso, Texas, is one of the world's largest copper refineries. During 1996, the refinery operated at capacity producing just over 450,000 tons of electrolytic copper. This capacity is sufficient to refine all copper produced by the Corporation for its account at its two operating smelters as well as anodes refined for other customers on a toll basis. The El Paso refinery also produces gold, silver and copper sulfate and recovers small amounts of selenium, platinum and palladium as by-products of the copper refining process.

         Phelps Dodge is the world's largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of the Corporation's refined copper, and additional copper purchased by the Corporation, is converted into rod at its continuous-cast copper rod facilities in El Paso, Texas, and Norwich, Connecticut. The two plants have a collective annual capacity to convert more than 700,000 tons of refined copper into rod and other refined copper products. During 1996, combined production of rod and other refined copper products from the two plants was 711,400 tons.

         The following tables give the Corporation's worldwide copper production by source for the years 1992 through 1996; aggregate production and delivery (sales) data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper prices; and production from the Corporation's smelters and refinery. Major changes in operations during the five-year period included (1) increases in capacity in 1992 and 1995 of the SX/EW facilities at Morenci and the 1992 expansion of the Burro Chief plant at Tyrone; (2) indefinite suspension of concentrator operations at Tyrone in February 1992; (3) at Morenci, completion of the Northwest Extension in 1992 and the startup of the Southside project in 1995; (4) expansion of Chino's SX/EW plant at Santa Rita in April 1993; (5) severe flooding problems at Ojos del
Salado's Santos mine in 1993 that resulted in reduced production of copper concentrate; (6) the sale of the Corporation's interest in the Santa Gertrudis gold mine in the 1994 second quarter; and (7) commencement of operations at Candelaria in the 1994 fourth quarter and achievement of full production in 1995.

--------------------------------------------------------------------------------
PHELPS DODGE COPPER PRODUCTION DATA, BY SOURCE
----------------------------------------------
(thousand tons)

                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----     ----

MATERIAL MINED (a)
 Morenci                             297,688  261,264  240,700  219,032  203,456
 Tyrone                              102,936   83,935   62,067   49,387   32,407
 Chino                               122,939  115,821  105,057  108,568  103,081
 Candelaria                           83,962   72,068   17,842        -        -
 Ojos del Salado                       1,628    1,855    1,712    1,438    1,564
                                     -------  -------  -------  -------  -------
Total material mined                 609,153  534,943  427,378  378,425  340,508
Less minority participants' shares   102,421   92,211   74,692   69,044   64,878
                                     -------  -------  -------  -------  -------
Net Phelps Dodge share               506,732  442,732  352,686  309,381  275,630
                                     =======  =======  =======  =======  =======

MILL ORE MINED
 Morenci                              47,136   44,284   45,240   46,990   46,562
 Tyrone                                    -        -        -        -    1,293
 Chino                                20,061   17,026   17,811   17,436   17,160
 Candelaria                           11,603   11,439    2,685        -        -
 Ojos del Salado                       1,506    1,596    1,536    1,314    1,513
                                     -------  -------  -------  -------  -------
Total mill ore mined                  80,306   74,345   67,272   65,740   66,528
Less minority participants' shares    16,078   14,606   13,260   12,861   12,704
                                     -------  -------  -------  -------  -------
Net Phelps Dodge share                64,228   59,739   54,012   52,879   53,824
                                     =======  =======  =======  =======  =======

GRADE OF ORE MINED - PERCENT COPPER
 Morenci                                0.70     0.64     0.65     0.67     0.67
 Tyrone                                    -        -        -        -     0.69
 Chino                                  0.67     0.76     0.69     0.73     0.68
 Candelaria                             1.40     1.88     1.27        -        -
 Ojos del Salado                        1.57     1.40     1.38     1.43     1.77

RECOVERABLE COPPER (b)
 Morenci:
  Concentrate                          247.1    211.6    217.3    233.3    226.5
  Electrowon                           262.5    225.7    190.1    170.8    162.8
 Tyrone:
  Concentrate and precipitate            3.7      4.3      4.2      6.0      8.5
  Electrowon                            76.0     70.4     68.9     73.5     70.2
 Chino:
  Concentrate and precipitate           99.0    100.6     92.7     95.6     94.9
  Electrowon                            69.5     68.1     66.8     63.9     57.3
 Candelaria:
  Concentrate                          150.8    165.7     31.0        -        -
 Ojos del Salado:
  Concentrate                           21.3     19.6     18.6     16.7     24.4
 Bisbee precipitate and
  miscellaneous                          3.4      1.6      3.6      1.6      1.4
                                     -------  -------  -------  -------  -------
Total recoverable copper               933.3    867.6    693.2    661.4    646.0
Less minority participants' shares     162.9    154.9    120.4    113.7    109.0
                                     -------  -------  -------  -------  -------
Net Phelps Dodge share                 770.4    712.7    572.8    547.7    537.0
                                     =======  =======  =======  =======  =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PHELPS DODGE METAL PRODUCTION AND DELIVERIES (b)
------------------------------------------------

                                  1996      1995     1994       1993     1992
                                  ----      ----     ----       ----     ----

COPPER (THOUSAND TONS)
 Total production                  933.3    867.6     693.2     661.4     646.0
 Less minority participants'
  shares                           162.9    154.9     120.4     113.7     109.0
                                 -------  -------   -------   -------   -------
  Net Phelps Dodge share           770.4    712.7     572.8     547.7     537.0
                                 =======  =======   =======   =======   =======

 Deliveries (c)                    771.6    696.6     560.6     543.9     537.7
                                 =======  =======   =======   =======   =======

GOLD (THOUSAND OUNCES) (d)
 Total production                    129      151        93        85       105
 Less partners' shares                26       31        28        29        38
                                 -------  -------   -------   -------   -------
  Net Phelps Dodge share             103      120        65        56        67
                                 =======  =======   =======   =======   =======

 Deliveries (c)                      125      125        47        54        59
                                 =======  =======   =======   =======   =======

SILVER (THOUSAND OUNCES) (d)
 Total production                  2,636    2,739     1,627     1,387     1,403
 Less partners' shares               564      545       360       273       315
                                 -------  -------   -------   -------   -------
  Net Phelps Dodge share           2,072    2,194     1,267     1,114     1,088
                                 =======  =======   =======   =======   =======

 Deliveries (c)                    2,359    1,985     1,039     1,085     1,083
                                 =======  =======   =======   =======   =======

MOLYBDENUM (THOUSAND POUNDS)
 Total production                  2,427    2,024       969     1,200     1,729
 Less minority participants'
  shares                             501      507       226       394       528
                                 -------  -------   -------   -------   -------
  Net Phelps Dodge share           1,926    1,517       743       806     1,201
                                 =======  =======   =======   =======   =======

 Deliveries                        2,141    1,328       698       905     1,129
                                 =======  =======   =======   =======   =======

SULFURIC ACID
 (THOUSAND TONS) (e)
 Total production                1,235.3  1,252.6   1,276.7   1,379.4   1,230.0
 Less minority participant's
  share                            191.8    181.3     191.5     193.9     184.4
                                 -------  -------   -------   -------   -------
  Net Phelps Dodge share         1,043.5  1,071.3   1,085.2   1,185.5   1,045.6
                                 =======  =======   =======   =======   =======

 Deliveries                        464.0    554.3     685.2     718.4     733.7
                                 =======  =======   =======   =======   =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  1996      1995      1994      1993    1992
                                  ----      ----      ----      ----    ----

COMEX COPPER PRICE (f)       $    1.06      1.35      1.07      0.85    1.03

--------------------------------------------------------------------------------

PHELPS DODGE SMELTERS AND REFINERY - PRODUCTION
-----------------------------------------------

Smelters (g)
  Total copper (thousand
    tons)                        428.8     422.5     411.7     376.7    329.2
  Less minority
  participant's share             62.9      58.6      60.0      51.0     49.3
                               -------   -------   -------   -------  -------
    Net Phelps Dodge share       365.9     363.9     351.7     325.7    279.9
                               =======   =======   =======   =======  =======
Refinery (h)
  Copper (thousand tons)         450.1     453.0     453.8     432.4    388.1
  Gold (thousand ounces)         114.4     145.4     118.0      85.8     78.8
  Silver (thousand ounces)     3,142.5   3,441.5   2,672.3   3,144.7  2,377.0

--------------------------------------------------------------------------------

Footnotes to the preceding tables:
      (a)      Includes material mined for leach operations.
      (b) Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.
      (c)      Excludes sales of purchased copper, silver and gold.
      (d)      Includes the Santa Gertrudis gold project,  which was operated by
               Phelps Dodge from 1991 through the 1994 second quarter.
      (e)      Sulfuric acid production results from smelter air quality control operations; deliveries do not include internal usage.
      (f) New York Commodity Exchange annual average spot price per pound - cathodes.
      (g) Includes production from purchased concentrates and copper smelted for others on toll.
      (h) Includes production from purchased material and copper refined for others on toll.

----------------------------------------------------------------------------

         Other Mining Operations and Investments
         ---------------------------------------

         Phelps Dodge Mining (Pty.) Limited, a wholly owned subsidiary of Phelps Dodge Corporation, operates the Witkop fluorspar mine and mill in the western Transvaal, South Africa. The operation produces acid-grade fluorspar concentrates for customers in South Africa, the United States, Europe, Australia and Asia. During 1996, the plant expanded its metallurgical-grade flotation capacity, increasing metallurgical-grade production by 15,000 metric tons annually.

         Black Mountain Mineral Development Company (Pty.) Limited operates a lead-silver-zinc-copper mine and concentrator in the Cape Province of South Africa. The operation is owned 44.6 percent by Phelps Dodge and 55.4 percent by the Gold Fields of South Africa group, who manages the operation. Phelps Dodge accounts for its investment in Black Mountain on the equity basis. Phelps Dodge received $6.0 million, $5.7 million and $2.9 million in dividend payments from Black Mountain in 1996, 1995 and 1994, respectively. The 1994 dividend was the first received by the Corporation from Black Mountain since 1991.

         Phelps Dodge owns a 13.9 percent interest in Southern Peru Copper Corporation (SPCC), which operates two copper mines, two concentrators, an SX/EW facility, a smelter and a refinery in Peru. The Corporation's interest in SPCC decreased from the 16.25 percent it held at the end of 1994 as a result of an exchange offering of SPCC common shares consummated in 1996. SPCC's other shareholders are ASARCO Incorporated with a 54.1 percent interest and the Cerro Trading Company with a 17.8 percent interest. The common stock held by Phelps Dodge, ASARCO and Cerro Trading Company is closely held and is not registered for trading. The remaining 14.2 percent interest is publicly held. SPCC's results are not included in Phelps Dodge's earnings because the Corporation accounts for its investment in SPCC on the cost basis. During 1996, Phelps Dodge received dividend payments of $16.4 million from SPCC, compared with $13.6 million in 1995 and $3.5 million in 1994.

Exploration & Development
-------------------------

         Phelps Dodge Exploration Corporation's primary objectives are to increase copper reserves through discoveries, acquisitions and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Phelps Dodge Exploration Corporation operates offices in Australia, Canada, Chile, Indonesia, Mexico, Peru, the Philippines, South Africa, Thailand, the United States and Zambia. During 1996, a new office was established in Brazil.

         The 1996 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. Phelps Dodge expended $70.7 million on worldwide exploration during 1996, compared with $60.3 million in 1995 and $40.0 million in 1994. Approximately 47 percent of the 1996 expenditures occurred in the United States, compared with 32 percent in 1995 and 55 percent in 1994. The balance of exploration expenditures was spent principally in Chile, Canada, Peru, Mexico, Australasia and Zambia.

         During 1996, continuing exploration efforts at existing Phelps Dodge copper operations outlined significant additional copper resources. In the Morenci area, exploration and definition drilling continued during the year at the Garfield deposit. The Garfield resource currently is estimated to contain approximately 1 billion tons of leach material at a grade of 0.27 percent copper.

         Other developments in Arizona included the completion of a resource and feasibility study that evaluated the re-opening of the Ajo property that discontinued operations in 1985. Studies incorporating the use of current technologies for a new concentrator facility indicate that the property may have significant economic potential. This 150 million ton sulfide resource contains
1.5 billion pounds of copper.

         In New Mexico, additional mine-for-leach ore reserves were delineated in the Tyrone area during 1996. The leachable material is both oxide and sulfide copper mineral and is estimated to total 300 million tons at 0.32 percent copper.

         A feasibility study and environmental permitting were initiated to advance development of the Dos Pobres deposit in the Safford District in eastern Arizona. The Dos Pobres deposit contains a total of 285 million tons of leach material with a grade of 0.39 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of concentrator material with a grade of 0.65 percent copper.

         Project permitting continued at the Seven-Up Pete joint venture's McDonald gold project near Lincoln, Montana, with the regulatory review process expected to be complete in 1998. Phelps Dodge Corporation owns a 72.25 percent interest in the Seven-Up Pete joint venture and Canyon Resources Corporation of Golden, Colorado, holds the remaining 27.75 percent interest.

         Internationally, Phelps Dodge Exploration Corporation is examining mine-for-leach opportunities in Peru and is earning its way into a 55 percent interest at the Cerro Lindo project in that country (through exploration expenditures) where a geologic resource of approximately 60 million tons of massive sulfide grading 1.5 percent copper and 2 percent zinc has been identified.

         Phelps Dodge continues to evaluate the Piedras Verdes property in Sonora, Mexico. In Zambia, the Corporation continues to evaluate the Lumwana region.

Ore Reserves
------------

         Ore reserves at each of Phelps Dodge's active copper operations and at Dos Pobres have been estimated as follows:

--------------------------------------------------------------------------------

                                    Estimated at December 31, 1996
                                    ------------------------------
                         Milling                Leaching
                         Reserves               Reserves            Phelps
                     -----------------       -----------------       Dodge
                     Million      %          Million      %         Interest
                      Tons      Copper        Tons      Copper        (%)
                      ----      ------        ----      ------       -----

Morenci               406.9      0.68       1,364.2     0.27          85.0
Chino                 389.1      0.62         560.5     0.30          66.7
Tyrone                    -         -         413.3     0.34         100.0
Candelaria *          441.4      0.95             -        -          80.0
Dos Pobres            330.0      0.65         285.0     0.39         100.0
Ojos del Salado *      13.4      1.30             -        -         100.0

----------------

         * The Candelaria and Ojos del Salado deposits also contained, respectively, 0.006 ounces and 0.008 ounces of gold per ton in 1996 and 0.007 ounces and 0.008 ounces of gold per ton, respectively, in 1995.


                                    Estimated at December 31, 1995
                                    ------------------------------
                          Milling                Leaching
                         Reserves                Reserves            Phelps
                     ----------------        ----------------        Dodge
                     Million      %          Million      %         Interest
                      Tons      Copper        Tons      Copper        (%)
                      ----      ------        ----      ------       -----

Morenci               430.5      0.72       1,094.5     0.31          85.0
Chino                 297.5      0.67         662.6     0.24          66.7
Tyrone                    -         -         170.6     0.36         100.0
Candelaria *          384.4      1.07             -        -          80.0
Dos Pobres            330.0      0.65         285.0     0.39         100.0
Ojos del Salado *      13.7      1.32             -        -         100.0

----------------

         * The Candelaria and Ojos del Salado deposits also contained, respectively, 0.006 ounces and 0.008 ounces of gold per ton in 1996 and 0.007 ounces and 0.008 ounces of gold per ton, respectively, in 1995.

--------------------------------------------------------------------------------

         The Corporation's estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

--------------------------------------------------------------------------------
                                        1996     1995     1994     1993     1992
                                        ----     ----     ----     ----     ----

Milling reserves (billion tons)          1.3      1.2      1.0      0.9      1.0

Leaching reserves (billion tons)         2.2      1.8      1.7      1.2      1.0

Commercially recoverable copper
  (million tons)                        12.1     12.3     10.6     10.1     10.5

--------------------------------------------------------------------------------

         Ore reserves at each of Phelps Dodge's other mining operations and investments at year-end 1996 are estimated as follows:

--------------------------------------------------------------------------------

                     Ore                                                  Phelps
                   Reserves   Silver                              %       Dodge
                   Million    Ounces       %       %     %     Calcium     Int.
                     Tons     Per Ton   Copper   Lead   Zinc   Fluoride    (%)
                    ------    --------  ------   ----   ----    -------   ----

Black Mountain
  Broken Hill
   deposit             10.1      2.4      0.53    5.9    2.9        -    44.60

Southern Peru
  Copper
   Corporation *    1,731.9        -      0.68      -      -        -    13.90

Phelps Dodge
  Mining Limited       20.0        -         -      -      -    17.30   100.00

----------------

* Southern Peru Copper Corporation deposits also contain approximately 665 million tons of leach material at a grade of 0.22 percent copper.

--------------------------------------------------------------------------------

         Ore reserves are those estimated quantities of ore that, under conditions anticipated by the Corporation, may be profitably mined and processed for extraction of their constituent values. Estimates of the Corporation's reserves are based upon the Corporation's engineering evaluations of assay values derived from samplings of drill holes and other openings. In the Corporation's opinion, the sites for such samplings are spaced sufficiently close and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. Stated tonnages and grades of ore do not reflect waste dilution in mining or losses in processing. Leaching reserves include copper estimated to be recoverable from leach reserves remaining to be mined at Morenci, Chino, Tyrone and Dos Pobres. Commercially recoverable copper includes copper estimated to be recoverable from milling and leaching reserves and from existing stockpiles of leach material at Morenci, Chino, Tyrone and Dos Pobres.

         The Corporation holds various other properties containing mineral deposits that it believes could be brought into production should market conditions warrant. Permitting and significant capital expenditures would be required before operations could commence at these properties. The deposits are estimated to contain the following mineralization as of December 31, 1996:

--------------------------------------------------------------------------------

                              Sulfide Material  Leach Material           Phelps
                              ----------------  --------------   Gold     Dodge
                              Million     %     Million    %    Ounces  Interest
                  Location      Tons    Copper    Tons   Copper Per Ton   (%)
                  --------     -----    ------   -----   ------ -------   ---

Ajo               Arizona       150     0.56        -        -      -   100.00

Cochise           Arizona         -        -      210     0.40      -   100.00

Copper Basin      Arizona        70     0.53        -        -      -   100.00

Coronado          Arizona       180     0.69      310     0.29      -    85.00

Garfield          Arizona         -        -    1,000     0.27      -    85.00

Lone Star         Arizona         -        -    1,600     0.38      -   100.00

Sanchez           Arizona         -        -      230     0.29      -   100.00

San Juan          Arizona         -        -      270     0.28      -   100.00

Western Copper    Arizona       530     0.55      500     0.31      -    85.00

McDonald          Montana         -        -      205        -  0.025    72.25

Piedras Verdes    Mexico          -        -      150     0.41      -    70.00

Black Mountain *  South Africa   20        -        -        -      -    44.60

------------------

         *    The Black Mountain deposit contains an estimated 6.3 percent lead,
              1.16 percent zinc, 0.71 percent copper and 1.81 ounces of silver per ton.

--------------------------------------------------------------------------------

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

Sales and Competition
---------------------

         A majority of Phelps Dodge's copper, and additional copper purchased by the Corporation, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 56 percent of Phelps Dodge Mining Company's sales in 1996. Phelps Dodge also sells its copper as concentrate and cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Phelps Dodge rod also is used by the Corporation's magnet wire, bare wire and specialty conductor operations.

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

         In the sale of copper as rod, cathode and concentrates, the Corporation competes, directly or indirectly, with many other sellers, including at least four other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and in some cases a lack of strict regulatory requirements. The Corporation believes that its ongoing programs to contain costs and improve productivity in its copper operations have significantly narrowed these cost advantages and have placed the Corporation in a favorable competitive position with respect to a number of its international competitors.

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

         A slowing world economy and higher exports from formerly socialist countries resulted in a modest surplus in 1992. As a result, the COMEX price decreased in 1992 resulting in an annual average price per pound of $1.03. Excess inventories caused average copper prices to decline to 85 cents per pound in 1993. In 1994, excess inventories that accumulated after 1992 were liquidated as copper consumption increased reflecting solid economic growth in the United States, the beginning of an economic recovery in Europe and continued strong demand from the Pacific Rim region, excluding Japan. As a result, the 1994 annual average price per pound increased to $1.07. In 1995, the price of copper as reported on COMEX averaged $1.35 per pound of copper cathode, 28 cents more than the 1994 average price. The price increase was attributable to the strong growth in demand during 1994, which reduced copper inventories to low levels in 1995.

         In 1996, the COMEX copper price averaged $1.06 per pound of copper cathode, 29 cents less than the 1995 average price. The decrease was attributable primarily to the market's reaction to more than $2 billion in losses from unauthorized transactions by a Japanese company's copper trader. The price also was influenced by false rumors regarding excess inventories of copper in the market.

         While the market anticipated a copper supply increase in 1996, worldwide copper inventories remained in the low four-week level, consistent with 1995 levels. The stability was due to continued growth in copper consumption, slightly reduced output of smelters and lack of available scrap, which forced brass mills to purchase cathode as a substitute. Western world copper consumption increased by more than 3 percent. The ongoing economic expansion in the United States fueled strong demand in all copper consuming sectors. In Europe, growth was flat when compared to 1995 due to depressed economic conditions. While Japan emerged from a recession, the country continued to export its manufacturing capabilities resulting in weak copper consumption growth. Strong fundamental growth continued throughout Southeast Asia, while China imported large quantities of copper to increase strategic inventories.

Costs
-----

         Unit production costs of copper in 1996 were slightly higher than in 1995, principally as a result of increased depreciation charges from recent capital projects, increased mining expenses and costs associated with a maintenance overhaul at the Hidalgo smelter. Unit production costs of copper generally continued to reflect high levels of production, ongoing cost containment programs and increasing amounts of copper obtained through the SX/EW process, including the start-up of the Southside SX/EW project at the Morenci mine in the 1995 third quarter, at favorable incremental costs.

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

         The "solid wastes" of the Corporation's copper operations may be subject to regulation under the federal Resource Conservation and Recovery Act
(RCRA) and related state laws and, to the extent these wastes affect surface waters, under the federal Clean Water Act and relevant state water quality laws. Formerly, mining wastes were exempted from the federal "hazardous waste" regulations under RCRA. As a result of subsequent actions by the Environmental Protection Agency (EPA), all "extraction" and "beneficiation" wastes and 20 mineral "processing" wastes retain the exemption, and are to be regulated as "solid waste," rather than as "hazardous waste," under RCRA Subtitle C. Only three of the 20 exempt "processing" wastes are copper "processing" wastes. Therefore, the generation and management of any other mineral smelting or refining waste could be subject to "hazardous waste" regulation if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a "listed hazardous waste." The Corporation has taken steps to address the potential regulation as "hazardous waste" of any of its wastes which no longer meet the definition of exempt mineral "processing" wastes. RCRA Subtitle D rules governing mineral "extraction" and "beneficiation" wastes and "processing" wastes that are exempt from RCRA Subtitle C have not yet been promulgated by EPA, Arizona or New Mexico. As stated in its proposal and reproposal of Phase IV Supplemental Land Disposal Restriction (LDR) rules, EPA is considering restricting the Subtitle C exemption for mineral "extraction," "beneficiation," and "processing" waste. EPA may seek to impose "hazardous waste" regulation on "processing" waste that is stored or treated before it is recycled, and EPA is re-examining the scope of the current exemption, apparently as part of its negotiations to settle a lawsuit brought by environmental groups over the Phase IV LDRs. Any limitation on the scope of the exemption could impact or increase the costs of operations. The new regulations have not been proposed and the Corporation cannot estimate the impact of such future "solid waste" or "hazardous waste" rules on its operations.

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

         Effective September 27, 1989, Arizona adopted regulations for its aquifer protection permit (APP) program, which replaced the then existing Arizona groundwater quality protection permit regulations. Several of the
Corporation's properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination. APP applications for existing facilities operating pursuant to the APP transition provisions are not required until requested by the State or unless a major modification at the facility alters the existing discharge characteristics. The Corporation has applied for and received an APP for a closed tailing pile in Clarkdale, Arizona. The Corporation also has conducted groundwater studies and submitted APP applications for several of its other properties and facilities, including the Morenci mine and certain facilities at the Copper Queen branch. The Corporation will continue to prepare and submit APP applications for its remaining existing properties and facilities, as well as for any new properties or facilities. It is not known what the APP requirements for all existing and new facilities will be and, therefore, it is not possible to estimate such costs. The Corporation is likely to continue to have to make expenditures to comply with the APP program and regulations.

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

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and the Corporation's operations are expected to begin submitting the required reclamation plans in March 1997. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

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

         The Corporation  estimates that its share of capital  expenditures  for programs to comply with applicable environmental laws and regulations that affect its mining operations will total approximately $34 million in 1997 and from $25 million to $30 million in 1998; $21 million was spent on such programs in 1996. The Corporation also anticipates making significant capital and other expenditures beyond 1998 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will be pursued legislatively in 1997. The Secretary of the Interior also recently ordered the Bureau of Land Management (BLM) to form a task force to review BLM's hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments and/or adoption of revisions to the hardrock mining surface management regulations, as described above, would result in additional expenses in the development and operation of new mines on federal lands.

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

Labor Matters
-------------

         Employees in Phelps Dodge Mining Company's Arizona operations, El Paso refinery, Tyrone, Hidalgo smelter, Burro Chief Copper Company and Norwich rod mill, and certain employees at Chino are not represented by any unions. The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of March 6, 1997, employees who were covered by the agreements have continued to work without a contract. The labor contract at the El Paso rod mill expires on May 29, 1998.

PHELPS DODGE INDUSTRIES
-----------------------

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); and its U.S. and international wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

Operations
----------

         Columbian Chemicals, headquartered in Atlanta, Georgia, is an international producer and marketer of carbon blacks. The company produces a full range of rubber and industrial carbon blacks in 11 plants worldwide, with approximately one-half of its production in North America and the other half at facilities in the United Kingdom, Germany, Italy, Spain, Hungary (owned 60 percent by Columbian Chemicals), and the Philippines (owned 88.2 percent by Columbian Chemicals). Columbian's rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. The company's industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. The Hungarian plant began production in December 1993. It is owned by Columbian Tiszai Carbon Ltd. which in turn is owned 60 percent by Columbian Chemicals and 40 percent by Tiszai Vegyi Kombinat Rt., the largest petrochemical company in Hungary. The plant in Santander, Spain, was acquired in 1994 from Repsol Quimica S.A. and is wholly owned by the Corporation. The company also maintains sales offices in 10 countries and makes use of distributors worldwide. One of the company's carbon black plants in Germany, the Hamburg plant, was closed in 1994 as a result of its high cost structure and environmental restrictions. In addition, the company sold its U.S. synthetic iron oxide plant (MAPICO) during the 1995 first quarter. This operation was peripheral to Columbian's core business.

         Extensive research, development and engineering are performed by Columbian at four locations. The company's Technology Center at Swartz, Louisiana, is responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at the Technology Center is supported by development work at the company's North Bend, Louisiana, and Hamilton, Ontario, plants. The European Central Laboratory at Avonmouth, United Kingdom, provides technical support for Columbian's European operations. Columbian Chemicals also licenses rubber carbon technology to other carbon black manufacturing companies in various countries.

         Accuride Corporation, headquartered in Henderson, Kentucky, manufactures and markets wheels and rims for commercial trucks, trailers and buses. Accuride produces a wide range of steel tubeless and tube-type disc wheels and demountable rims for the mounting systems of medium and heavy duty trucks, trailers and buses, as well as wheels for commercial light trucks. The company also offers a line of forged aluminum wheels for medium and heavy duty trucks, trailers and buses. This broad product line is sold at the North American original equipment manufacturer level and is marketed through a U.S. and international distribution network. Accuride operates a manufacturing facility and a design and test center in Henderson, Kentucky; a manufacturing facility in London, Ontario, Canada; and a customer service center in Taylor, Michigan. In addition, Accuride and The Goodyear Tire and Rubber Company of Akron, Ohio, each own 50 percent of AOT Inc., a commercial tire and wheel assembly facility located in Springfield, Ohio, that services two plants of Navistar International Transportation Corporation. On September 18, 1996, Accuride and Kaiser Aluminum and Chemical Corporation (Kaiser) announced their intent to form a joint venture company to produce aluminum wheels for the commercial transportation industry. Accuride and Kaiser would each own 50 percent of the new company.

         Phelps Dodge Magnet Wire Company, headquartered in Fort Wayne, Indiana, is an international producer of magnet wire, the insulated conductor used in most electrical systems. Its products are manufactured in the United States at plants in Fort Wayne, Indiana; Hopkinsville, Kentucky; Laurinburg, North Carolina; and El Paso, Texas. The plant in North Carolina was added in March 1994 when Phelps Dodge Magnet Wire Company acquired certain assets of a fine-gauge magnet wire manufacturing plant from Rea Magnet Wire Company, Inc.
(Rea). The plant in Texas was also added in March 1994 with the acquisition of certain assets of Texas Magnet Wire Company, a joint venture of Rea and Fujikura International, Inc. Phelps Dodge Magnet Wire Company also manufactures its products at a plant in Mureck, Austria. The Austrian operation, Phelps Dodge Eldra, GmbH, is a joint venture with Eldra Elektrodraht-Erzeugung GmbH, a leading European magnet wire manufacturer. Phelps Dodge owns a 51 percent interest in the venture; Eldra Elektrodraht-Erzeugung GmbH owns the remaining 49 percent. In addition, the company and Sumitomo Electric Industries, Ltd. each own a 50 percent interest in SPD Magnet Wire Company, a joint venture that operates a magnet wire plant in Edmonton, Kentucky. These plants draw and insulate copper and aluminum wire which is sold as magnet wire to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops and smaller original equipment manufactures through a network of distributors. On August 7, 1996, the Corporation announced plans to construct a magnet wire manufacturing plant in Monterrey, Mexico. Construction of the $42 million project began in 1996 with commercial production expected in early 1998.

         The Corporation has interests in companies that are primarily involved in the manufacture of telecommunication and energy cables and specialty conductors for international markets through U.S. operations and joint venture associations in 14 other countries. The Corporation's interests in these companies are managed by Phelps Dodge International Corporation, a wholly owned subsidiary headquartered in Coral Gables, Florida, which also provides management, marketing assistance, technical support, and engineering and purchasing services to these companies. In order to supply the increasing demand for copper rod in certain countries, five of the Corporation's international wire and cable companies have continuous-cast copper rod facilities. The Corporation has majority interests in companies operating in 10 countries -- Chile, China, Costa Rica, Ecuador, El Salvador, Honduras, Panama, Thailand, Venezuela and Zambia. In Zambia, the Corporation increased its effective ownership interest in Metal Fabricators of Zambia Limited (ZAMEFA) from 20 percent to 51 percent. The Corporation has minority interests in companies located in Hong Kong, Thailand, China and the Philippines, accounted for on the equity basis, and in companies located in Greece and India, accounted for on the cost basis.

         Phelps Dodge International Corporation also manages U.S. operations that manufacture and market specialty high-performance conductors for the aerospace, automotive, biomedical, computer and consumer electronics markets. The principal products are highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches. These manufacturing operations consist of plants located in Inman, South Carolina; Trenton, Georgia; and Elizabeth, Fairfield, Montville and West Caldwell, New Jersey. The plants in Fairfield, Montville and West Caldwell, New Jersey, were added in May 1996 when Phelps Dodge acquired Nesor Alloy Corporation.

         See Note 20 to the Consolidated Financial Statements for information concerning Phelps Dodge Industries' sales by its specialty chemicals, wheel and rim, and wire and cable operations.

Ownership of Real Property
--------------------------

         Phelps Dodge Industries owns most of its plants and the land on which they located. The exceptions are the land and buildings of Accuride in Henderson, Phelps Dodge Magnet Wire in Austria and Nesor at Fairfield and Montville, which are leased. Additionally, the land on which six international plants are located is leased.

Competition and Markets
-----------------------

         The principal competitive factors in the various markets in which Phelps Dodge Industries competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line and research and development.

         Columbian Chemicals is among the world's largest producers of carbon black. Approximately 90 percent of the carbon black produced is used in rubber applications, 75 percent of which is used in the tire industry. The major tire manufacturers in the United States and Western Europe account for a substantial portion of Columbian Chemicals' carbon black sales. In addition, Columbian Chemicals maintains a strong competitive position in mechanical rubber goods markets based on its commitment to quality and service. The Corporation is not aware of any product that could be substituted for carbon black to a significant extent in any of its principal applications. Including Columbian Chemicals, there are a total of six carbon black producers in the United States, two in Canada and three major producers in Western Europe. The carbon black industry is highly competitive, particularly in the U.S. rubber black market. The company has expanded its production and marketing position by entry into the emerging market in Central Europe through the start up of operations of Columbian Tiszai Carbon Ltd. in Hungary in late 1993, and further enhanced its presence in international markets through the acquisition of a carbon black plant in Spain in late 1994.

         The Corporation believes that Accuride is the largest producer of rim and wheel products for commercial trucks, trailers and buses in North America. Accuride's sales are primarily in the United States, where a majority of the truck, trailer and bus manufacturers are located, and in Canada. The demand for its products fluctuates with the level of original equipment truck, trailer and bus manufacturing activity. In the last five years, Accuride's 10 largest customers have accounted for approximately 70 percent of its total sales. Accuride principally competes with three U.S. companies.

         With the 1994 acquisition of plants in El Paso, Texas, and Laurinburg, North Carolina, and the new plant being constructed in Monterrey, Mexico, the Corporation believes that Phelps Dodge Magnet Wire Company will continue its position as the world's largest manufacturer of magnet wire. It principally competes with four U.S. manufacturers. The company also has expanded its production and marketing position by acquiring a majority interest in a magnet wire manufacturing company in Austria. The Corporation, through Phelps Dodge International Corporation, also manufactures magnet wire at affiliate companies in Venezuela, Thailand, Zambia and the Philippines.

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

         Accuride manufactures a majority of its products from either flat roll or section steel, except for certain finished aluminum products manufactured to its specifications and designs by Kaiser. A joint venture company that Accuride and Kaiser intend to form to produce aluminum wheels, when formed, would replace the current manufacturing agreement between the two companies.

         The principal raw materials used by Phelps Dodge Magnet Wire Company's manufacturing operations are copper, aluminum and various electrical insulating materials.

         The principal raw materials used by the Corporation's international telecommunication and energy cable companies are copper, copper alloy, aluminum, copper-clad steel and various electrical insulating materials. The specialty conductor product line is usually plated with silver, nickel or tin. With the exception of copper needed in specialty conductors, a majority of the materials used by these companies is purchased from others.

         Phelps Dodge Magnet Wire Company acquires most of its copper from the Corporation. Phelps Dodge Industries purchases its residual oil feedstock and other raw materials from various other suppliers. It does not believe that the loss of any one supplier would have a material adverse effect on its financial conditions or on the results of its operations.

Energy Supplies
---------------

         Phelps Dodge Industries' operations generally use purchased electricity and natural gas as their principal sources of energy. Phelps Dodge Magnet Wire Company's principal manufacturing equipment that uses natural gas is also equipped to burn alternative fuels.

Environmental Matters
---------------------

         Environmental laws and regulations affect many aspects of the Corporation's industrial operations. Phelps Dodge Industries estimates that its capital expenditures for programs to comply with applicable environmental laws and regulations will total approximately $18 million in 1997 and from $10 million to $15 million in 1998; $16 million was spent on these programs in 1996. The Corporation also anticipates making significant capital and other expenditures beyond 1998 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

Labor Matters
-------------

         Phelps Dodge Industries has labor agreements covering most of its U.S. and international plants. Accuride had a three-year labor agreement covering approximately 690 employees at its London, Ontario, Canada, plant that expired on January 21, 1997. All employees covered by the expired agreement began an immediate strike, and as of March 6, 1997, that strike continued. Accuride has maintained operations with its salaried workforce and continues to supply its customers. Accuride also has a three-year labor agreement covering approximately 400 employees that will expire on February 20, 1998, at its Henderson, Kentucky, plant. The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of March 6, 1997, employees who were covered by the agreement have continued to work without a contract. Phelps Dodge International's plant in Elizabeth, New Jersey, has a three-year agreement covering approximately 60 employees that expires on July 31, 1997.

RESEARCH AND DEVELOPMENT
------------------------

         The Corporation conducts research and development programs relating to technology for exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. It also conducts research and development programs related to its carbon black products through its Columbian Chemicals subsidiary, its wheel and rim products through its Accuride subsidiary, its wire insulating processes and materials through Phelps Dodge Magnet Wire Company, and conductor materials and processes through Phelps Dodge International Corporation. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $16.5 million in 1996, compared with $15.8 million in 1995 and $15.9 million in 1994.

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 37 sites. For further information about these proceedings, see Item 3. Legal Proceedings,
Part III.

         At December 31, 1996, the Corporation had reserves of $117.0 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

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

         The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters." The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1997 and 1998, and the expenditures for those programs in 1996, are separate from the reserves and estimates described above.

         The Environmental, Health and Safety Committee of the Board of Directors, comprising four non-employee directors, was established in 1991. The Committee met three times in 1996 to review, among other things, the Corporation's policies with respect to environmental, health and safety matters, and the adequacy of management's programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

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

                                            (iv)  By a  letter  agreement  dated
                  September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land use issues involving the Tribe's reservation. Since that time, comprehensive settlement agreements among the Tribe, the Corporation and other parties have been under negotiation. In the more recent phases of the settlement negotiations, the Tribe has sought terms that the Corporation believes are unacceptable and inconsistent with the principles set forth in the September 7, 1990, letter agreement. The Tribe has also notified the Corporation to make preparations to stop using the reservation for water transportation by July 1997, at the latest. The Corporation obtains water for its Morenci complex from several sources, including through the operation of a pump station on reservation lands adjacent to the Black River, and uses the natural channel of Eagle Creek, which is partially located on the reservation, to transport water from Black River and certain other sources to its Morenci complex. The Corporation believes that it holds valid rights of way and easements and has other legal rights sufficient to allow for the continued operation of the Black River pump station on reservation lands and for the use of Eagle Creek. However, if the Corporation were to lose the use of the Black River pump station, and was unable to transport water using the natural channel of Eagle Creek, that might adversely affect production at the Morenci complex depending upon the availability of alternative sources of water. The parties are continuing to discuss all of these matters. The federal legislation authorizing settlement of the Tribe's water rights claims with the Corporation and the other parties to the proceeding has been extended for a six-month period expiring June 30, 1997.

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

         III. Claims under CERCLA and related state acts involving the Corporation have been raised with respect to the remediation of 37 waste disposal and other sites. Most are sites where the Corporation has received information requests or other indications that the Corporation may be a Potentially Responsible Party (PRP) under CERCLA. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Responsible parties for each site include present and former owners, operators, transporters, and generators of the substances at the site. Liability is strict, joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of allocating the remediation costs among them, the uncertainty as to the most desirable remediation techniques and amount of remediation costs, and the time period during which such costs may be incurred, the Corporation is unable to reasonably estimate the full cost of compliance with CERCLA or equivalent state statutes.

         With respect to these 37 sites, and with the exception of the Laurel Hill site in Maspeth, New York, where a reserve of $10.0 million has been established, based on currently available information, which in many cases is preliminary and incomplete, the Corporation has no reason to believe that its ultimate responsibility for remediation costs will exceed $2.0 million at any site and believes most will be substantially under $0.1 million. While additional costs to the Corporation are reasonably possible, that cost, excepting Laurel Hill, is not expected to exceed $10.0 million.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation
----------------------------------------------

         The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 1997, the executive officers of Phelps Dodge Corporation were as follows:

                     Age at                                     Officer of the
      Name           3/1/97               Position             Corporation since
      ----           ------               --------             -----------------

Douglas C. Yearley      61    Chairman of the Board, President and
                                  Chief Executive Officer            1981

J. Steven Whisler       42    Senior Vice President                  1987

Manuel J. Iraola        48    Senior Vice President                  1995

Ramiro G. Peru          41    Senior Vice President for
                                 Organizational Development and
                                  Information Technology             1995

Thomas M. St. Clair     61    Senior Vice President and
                                 Chief Financial Officer             1989

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

         Mr. Peru was elected Senior Vice President for Organizational Development and Information Technology in January 1997. Prior to his election, Mr. Peru was Vice President and Treasurer of Phelps Dodge Corporation, a position he held since 1995. Prior to that time, he was Vice President of Phelps Dodge Mining Company.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters
----------------------------------------------------------------------------

         The information called for by Item 5 appears in Management's Discussion and Analysis in this report.

Item 6.  Selected Financial Data
--------------------------------
(In millions except per share amounts)

                               1996     1995     1994 (a)    1993     1992 (b/c)
                               ----     ----     --------    ----     ----------

Sales and other
 operating revenues        $  3,786.6  4,185.4    3,289.2   2,595.9    2,579.3

Income before cumulative
 effect of accounting
  changes                  $    461.8    746.6      271.0     187.9      301.6

  Per common share         $     6.97    10.65       3.81      2.66       4.28

Cumulative effect of
 accounting changes        $        -        -          -         -     (79.9)

  Per common share         $        -        -          -         -     (1.13)

Net income                 $    461.8    746.6      271.0     187.9      221.7

  Per common share         $     6.97    10.65       3.81      2.66       3.15

Total assets               $  4,816.4  4,645.9    4,133.8   3,720.9    3,441.2

Long-term debt             $    554.6    613.1      622.3     547.3      373.8

Dividends per common
 share                     $     1.95     1.80       1.69      1.65       1.61

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

(c) Includes one-time, after-tax charges in 1992 for the adoption of new accounting methods for postretirement and postemployment benefits (SFAS No. 106 and SFAS No. 112) and income taxes (SFAS No. 109).

Note: See Management's Discussion and Analysis for a discussion of the effect on the Corporation's results of material changes in the price the Corporation receives for copper or in its unit production costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Phelps Dodge reported 1996 consolidated net income of $461.8 million, or $6.97 per common share. This amount compares with 1995 net income of $746.6 million, or $10.65 per common share. The 1996 amount includes an after-tax charge of approximately $10.7 million, or 16 cents per share, resulting from a 1996 fourth quarter reclamation provision and interest charges related to a Court ordered rescission of a 1986 sale of property. The 1995 amount includes an after-tax gain of $16.6 million, or 24 cents per share, from the sale of Columbian Chemicals Company's MAPICO division.

         The Corporation reported 1994 income of $362.7 million, or $5.10 per common share, less non-recurring after-tax charges in the fourth quarter of $91.7 million, or $1.29 per common share, that reduced reported 1994 net income to $271.0 million, or $3.81 per common share. The 1994 non-recurring charges primarily reflected additional provisions for estimated future costs associated with environmental matters and for estimated losses on the disposition of certain operating facilities. Note 2 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the 1994 non-recurring charges.

         The Corporation's consolidated financial results for the last three years are summarized below (in millions except per common share amounts):

--------------------------------------------------------------------------------

                                                     1996       1995       1994
                                                     ----       ----       ----

Sales and other operating revenues          $     3,786.6    4,185.4    3,289.2
Operating income                            $       712.9    1,100.5      400.4
Net income                                  $       461.8      746.6      271.0
Net income per common share                 $        6.97      10.65       3.81

--------------------------------------------------------------------------------

         A significant factor influencing the Corporation's 1996 results was the lower price of copper, the Corporation's principal product. The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.06 in 1996, compared with $1.35 in 1995 and $1.07 in 1994. The COMEX price averaged $1.09 per pound for the first two months of 1997, and closed at $1.16 on March 6, 1997.

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

         Depending on market circumstances, the Corporation may periodically purchase or sell various copper option contracts to mitigate the risk of adverse price fluctuations on a portion of its expected future mine production. With respect to 1996 production, the Corporation had contracts that provided a combination of minimum and maximum quarterly average London Metal Exchange (LME) prices for 185 million pounds of third quarter copper production that resulted in payments of $3.1 million to Phelps Dodge. Similar contracts ensuring minimum prices for 790 million pounds of 1996 copper production expired without payment to Phelps Dodge. During the 1996 third quarter, the Corporation sold copper price protection contracts that covered 94 million pounds of anticipated production in the fourth quarter of 1996 and 85 million pounds of anticipated production in the first quarter of 1997. This resulted in immediate cash payments to the Corporation of $15.6 million. Consequently, $8.8 million for 1996 fourth quarter contracts was recognized in income during the fourth quarter and $6.8 million for 1997 first quarter contracts was deferred and will be recognized in income during the 1997 first quarter.

         During 1995, the Corporation had contracts that provided minimum quarterly average LME prices of 80 cents per pound for approximately 640 million pounds of copper that expired on December 31, 1995, without payment to Phelps Dodge. In addition, the Corporation had contracts that provided minimum (approximately 95 cents) and maximum (approximately $1.33) LME prices per pound for approximately 650 million pounds of copper. These contracts expired on December 31, 1995, with Phelps Dodge making payments totaling $1.3 million to the financial institutions involved. During 1994, contracts that provided the Corporation with minimum average LME copper prices of 75 cents per pound for about 244 million pounds of production expired without payment to Phelps Dodge.

         With respect to 1997 production, as of March 6, 1997, the Corporation had net positions in place with several financial institutions that provide for a minimum first quarter average price of 90 cents per pound for 85 million pounds of copper cathode. These minimum prices are based on the quarterly average LME price. If average quarterly LME prices fall below the minimum prices, the financial institutions will be obligated to pay Phelps Dodge the difference.

         The Corporation's objective and practice is to sell its copper at a price based on the COMEX average price in the month of shipment. However, a few customers request a firm price as of a specified date prior to or during the month of shipment. In such transactions, the Corporation usually hedges such sales commitments by entering into copper futures and copper swap contracts that approximate the shipment quantities and periods. The copper futures contracts are then liquidated during the month of shipment which generally results in the realization of the COMEX average monthly price for copper shipped. This liquidation process involves the use of offsetting futures contracts. Therefore, the notional value, which represents the absolute sum of all outstanding copper futures contracts, is not an accurate measurement of risk to the Corporation from the use of such derivative financial instruments. Swap contracts are settled at the COMEX average monthly price in the month copper is shipped. At December 31, 1996, the Corporation had futures and swap hedge contracts in place for approximately 149 million pounds of copper with an approximate net value of $143 million and an aggregate notional value of approximately $156 million. The Corporation had deferred unrecognized gains of $2.3 million on its futures and swap contracts at December 31, 1996. With respect to 1995, at year end the Corporation had futures and swap hedge contracts in place for approximately 104 million pounds of copper with an approximate net value of $125 million and an aggregate notional value of approximately $125 million. At December 31, 1995, the Corporation had deferred unrecognized losses on its futures and swap contracts of $2.4 million as the offsetting customer transactions had not matured.

         The Corporation periodically enters into forward exchange and currency option contracts to hedge certain recorded transactions, firm commitments and other anticipated foreign currency transactions. The Corporation does not hold these financial instruments for trading purposes. The objective of the Corporation's foreign currency hedging activities is to protect the Corporation from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. During 1996, recorded, committed and anticipated foreign currency transactions that the Corporation had hedged did not exceed $166 million and totaled $141 million at year end. The Corporation did not have any deferred unrecognized gains or losses on its foreign exchange contracts at December 31, 1996, or December 31, 1995. Notes 1 and 19 to the Consolidated Financial Statements contain further information to which reference should be made for a fuller understanding of the Corporation's policy for hedging foreign currency transactions.

         Consolidated 1996 revenues were $3,786.6 million, compared with $4,185.4 million in 1995. The 1996 decrease was a result of lower average copper prices and lower sales volumes of wheels and rims. The decrease was partially offset by higher sales volumes of copper, carbon black and wire and cable products. The increase in consolidated revenues from $3,289.2 million in 1994 to $4,185.4 million in 1995 resulted from higher average copper prices, increased volumes of copper sold from mine production, and higher prices and sales volumes for carbon black, wheels and rims, and wire and cable products.

         Phelps Dodge's results for 1996, 1995 and 1994 can be meaningfully compared by separate reference to its reporting segments, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs. Phelps Dodge Industries includes the Corporation's specialty chemicals operations, its wheel and rim business, and its wire and cable operations.

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

RESULTS OF PHELPS DODGE MINING COMPANY

Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals as byproducts, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

--------------------------------------------------------------------------------

                                                    1996       1995        1994
                                                    ----       ----        ----
Copper (from own mines - thousand tons) *
   Production                                      770.4      712.7       572.8
   Deliveries                                      771.6      696.6       560.6
COMEX average spot copper price
   per pound - cathodes                      $      1.06       1.35        1.07

                                                     (millions of dollars)

Sales and other operating revenues           $   2,091.1    2,488.7     1,820.7
Operating income                             $     526.6      896.8       326.4

----------------

* The Corporation's worldwide copper production and deliveries shown in the above table exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation (Heisei), and (iii) the 20 percent interest in Candelaria held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Excluded production amounts for 1996, 1995 and 1994 were 76,500 tons, 65,600 tons and 61,000 tons produced at Morenci for the account of Sumitomo, 56,200 tons, 56,200 tons and 53,200 tons produced at Chino for the account of Heisei and 30,200 tons, 33,100 tons and 6,200 tons at Candelaria for the account of Sumitomo.

--------------------------------------------------------------------------------

         Phelps Dodge Mining Company reported 1996 operating income of $526.6 million which included a pre-tax charge of $10.0 million resulting from a fourth quarter reclamation provision related to a Court ordered rescission of a 1986 sale of property. This compares with 1995 operating income of $896.8 million. Earnings in 1994 of $420.8 million were reduced to $326.4 million after reflecting $94.4 million of fourth quarter non-recurring pre-tax charges applicable to its operations. The decrease in 1996 operating income reflected lower average copper prices, partially offset by higher volumes of copper sold from mine production. The increase in operating earnings in 1995 compared with 1994 resulted from higher average copper prices and higher volumes of copper sold from mine production, especially from Candelaria which commenced operation in the 1994 fourth quarter. Unit production costs of copper in 1996 were slightly higher than in 1995, principally as a result of increased depreciation charges from recent capital projects, increased mining expenses and costs associated with a maintenance overhaul at the Hidalgo smelter. Unit production costs of copper generally continued to reflect high levels of production, ongoing cost containment programs and increasing amounts of copper obtained through the solution extraction/electrowinning (SX/EW) process, including the start-up of the Southside SX/EW project at the Morenci mine in the 1995 third quarter, at favorable incremental costs.

         The Candelaria mine is located near Copiapo in the Atacama Desert of northern Chile. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and achieved full production in 1995. Phelps Dodge owns an 80 percent interest in Candelaria and a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation owns a 20 percent interest. The project consists of an open-pit mine, concentrator, port and associated facilities. On May 1, 1996, the Corporation announced plans to expand concentrator throughput at Candelaria. At full capacity, the $337 million expansion (the Corporation's share will be $270 million with the remainder provided by its co-participant) will result in annual copper production of 400 million to 450 million pounds during the first few years of the post-expansion mine life; the average ore grade is expected to drop, with a corresponding decrease in production, in subsequent years. The expansion will include increased mining activity, the installation of a second semi-autogenous (SAG) mill line and new and expanded concentrating facilities, and the addition of more than 200 employees. Construction began in the third quarter of 1996 with new production scheduled to come on line by mid-1998. As a result of the expansion, the estimated mine life of Candelaria will be reduced from 35 years of production to 19 years.

         During the third quarter of 1995, Phelps Dodge Mining Company completed construction and commenced operations at its $200 million Southside project (the Corporation's share was $170 million with the remainder provided by its co-participant) at its Morenci mine in southeastern Arizona. This project has increased Phelps Dodge's share of annual electrowon copper production capacity by approximately 130 million pounds. The expansion involved the development of the Southside ore deposit adjacent to the existing open-pit mine at Morenci. The expansion included the construction of an electrowinning tankhouse, the expansion of existing solution extraction plants, the upgrading of infrastructure systems and the addition of mining equipment.

         Copper unit production costs generally have been stable for the three-year period ended December 31, 1996, primarily as a result of high levels of production of low-cost cathode copper at SX/EW plants in Morenci, Arizona; Tyrone, New Mexico; and Santa Rita, New Mexico. In 1996, the Corporation produced a total of 408,000 tons of cathode copper at its SX/EW facilities, compared with 364,200 tons in 1995 and 325,800 tons in 1994. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. As used by the Corporation in conjunction with its conventional concentrating, smelting and refining, SX/EW is a major factor in its continuing efforts to maintain internationally competitive costs.

         The Corporation expects to operate the Burro Chief SX/EW plant near Tyrone, New Mexico, for at least the next 10 years. Exploration continues in an effort to identify further mineral resources.

         The Corporation has additional sources of copper that could be placed in production should market circumstances warrant. Permitting and significant capital expenditures would be required, however, to develop such additional production capacity.

         In 1996, operations outside the United States provided 8 percent of Phelps Dodge Mining Company's sales, compared with 10 percent in 1995 and 5 percent in 1994. During the year, operations outside the United States contributed 8 percent of the segment's operating income, compared with 19 percent in 1995 and less than 1 percent in 1994.

         In December 1996, the United States District Court of the Eastern District of New York ruled that the 1986 sale of property in Maspeth, New York, by the Corporation to the United States Postal Service is to be rescinded. The Court ordered the Corporation to return the $14.8 million originally paid by the Postal Service for the property and to pay interest on the sales price for a portion of the time since that sale. The Corporation has not yet determined whether to appeal the Court's decision, but as a precaution, the Corporation recorded interest charges of $5.9 million and reclamation reserves of $10.0 million in the 1996 fourth quarter. This reclamation provision was estimated based on the Corporation's experience at other Corporate-owned properties.

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of March 6, 1997, employees who were covered by the agreements have continued to work without a contract.

         By a letter agreement dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land use issues involving the Tribe's reservation. Since that time, comprehensive settlement agreements among the Tribe, the Corporation and other parties have been under negotiation. In the more recent phases of the settlement negotiations, the Tribe has sought terms that the Corporation believes are unacceptable and inconsistent with the principles set forth in the September 7, 1990, letter agreement. The Tribe has also notified the Corporation to make preparations to stop using the reservation for water transportation by July 1997, at the latest. The Corporation obtains water for its Morenci complex from several sources, including through the operation of a pump station on reservation lands adjacent to the Black River, and uses the natural channel of Eagle Creek, which is partially located on the reservation, to transport water from Black River and certain other sources to its Morenci complex. The Corporation believes that it holds valid rights of way and easements and has other legal rights sufficient to allow for the continued operation of the Black River pump station on reservation lands and for the use of Eagle Creek. However, if the Corporation were to lose the use of the Black River pump station, and was unable to transport water using the natural channel of Eagle Creek, that might adversely affect production at the Morenci complex depending upon the availability of alternative sources of water. The parties are continuing to discuss all of these matters. The federal legislation authorizing settlement of the Tribe's water rights claims with the Corporation and the other parties to the proceeding has been extended for a six-month period expiring June 30, 1997.

RESULTS OF PHELPS DODGE INDUSTRIES

Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the transportation, energy and telecommunications sectors worldwide. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian); its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride); and its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates.

--------------------------------------------------------------------------------

                                              1996         1995        1994
                                              ----         ----        ----
                                                 (millions of dollars)

Sales and other operating revenues:
   Specialty chemicals                $      437.0        420.8       335.0
   Wheels and Rims                           307.8        357.8       333.6
   Wire and Cable                            950.7        918.1       799.9
                                           -------      -------     -------
                                      $    1,695.5      1,696.7     1,468.5
                                           =======      =======     =======

Operating income:
   Specialty chemicals                $       79.8        103.9        20.0
   Wheels and rims                            41.4         45.6        42.3
   Wire and cable                            104.6         93.8        43.8
                                           -------      -------     -------
                                      $      225.8        243.3       106.1
                                           =======      =======     =======

--------------------------------------------------------------------------------

         Phelps Dodge Industries reported 1996 operating income of $225.8 million, compared with operating income in 1995 that was $216.5 million before a pre-tax gain of $26.8 million from the sale of Columbian Chemicals Company's synthetic iron oxide division (MAPICO). Increased 1996 operating income primarily reflected the benefits of manufacturing cost reduction programs instituted during 1995, higher sales volumes in the wire and cable business, and continued strength in the specialty chemicals business. Earnings increases in 1995 over 1994 primarily reflected the strength of the specialty chemicals business which saw higher average worldwide prices and higher sales volumes both in the United States and Europe, especially from new operations in Hungary and Spain. Increased 1995 operating income also reflected higher prices and sales volumes in the wire and cable businesses and in the wheel and rim business (which experienced a decline in sales volumes in the 1995 fourth quarter that continued into 1996). Operating income in 1994 of $150.7 million was reduced to $106.1 million by $44.6 million of 1994 fourth quarter non-recurring pre-tax charges applicable to its facilities.

         Columbian Chemicals' 1996 earnings were higher than in 1995 (excluding the $26.8 million pre-tax gain from the sale of MAPICO) as a result of increased carbon black sales and production volumes. North American volumes continued to grow in both the basic rubber black and industrial black product lines. Only limited growth was achieved in the European rubber market; however, significant growth continued in the European specialty market. Raw material costs increased throughout the year resulting in tighter margins. Major capital projects to expand existing North American and European facilities are under way and resulted in a record level of annual capital investment. Several major expansion projects are expected to be completed during 1997.

         Columbian Chemicals' 1995 earnings were higher than 1994 primarily because of higher sales in both North America, as overall capacity continued to tighten in the industry, and Europe. Margins in North America were favorably affected by high operating rates and improved prices in 1995. Columbian's 1994 earnings were offset in part by a non-recurring pre-tax provision of approximately $9 million for the closure of its plant in Hamburg, Germany, as a result of that plant's high cost structure and environmental restrictions. This charge was included in the 1994 fourth quarter reserve discussed in Note 2 to the Consolidated Financial Statements.

         Columbian's newer operations include a carbon black plant in Santander, Spain, acquired in December 1994 for approximately $25 million from Repsol Quimica S.A. The acquisition of this plant has increased the presence of Phelps Dodge Industries in the European market and extends the ability of Columbian Chemicals to serve customers in Spain and Portugal.

         Accuride's 1996 earnings fell below 1995 earnings primarily due to an 18 percent drop in overall sales volumes, partially offset by higher prices. North American demand for heavy trucks and trailers were the major contributors to the drop in sales volumes. Demand for specialty products, such as light wheels for smaller trucks and sport utility vehicles, increased partially offsetting the effects of the downturn in the heavy truck and trailer markets. Accuride's 1995 earnings exceeded its 1994 earnings principally as a result of higher sales volumes and prices. In 1994, earnings reflected increased sales volume of wheels, rims and components in response to strong demand.

         Accuride had a three-year labor agreement covering approximately 690 employees at its London, Ontario, Canada, plant that expired on January 21, 1997. All employees covered by the expired agreement began an immediate strike, and as of March 6, 1997, that strike continued. Accuride has maintained operations with its salaried workforce and continues to supply its customers.

         On September 18, 1996, Accuride and Kaiser Aluminum and Chemical Corporation (Kaiser) announced their intent to form a joint venture company to produce aluminum wheels for the commercial transportation industry. Accuride and Kaiser would each own 50 percent of the new company. The joint venture is expected to be finalized by the end of the first quarter of 1997. This venture would replace the current arrangement under which Kaiser manufactured finished aluminum wheels for Accuride.

         Earnings in the wire and cable business increased in 1996 over 1995 as a result of higher magnet wire sales volumes and margins in North America, favorable results of aluminum tolling in Thailand and the 1996 second quarter acquisition of Nesor Alloy Corporation, a leading manufacturer of high performance conductors for the general electronics and aerospace industries. New customers were attracted in North America by the Phelps Dodge Magnet Wire Company expansion of its El Paso plant and the announcement of its new plant under construction in Monterrey, Mexico. European demand for magnet wire products also was strong in the latter half of 1996 after a slow start. The increase in earnings in 1996 came about despite the continuation of economic difficulties in Venezuela.

         Wire and cable earnings increases in 1995 over 1994 generally reflected higher sales volumes and improved margins. Earnings for the U.S. specialty conductor business improved in 1995 as manufacturing cost reduction programs and an administrative reorganization began to take effect.

         Earnings in the wire and cable business in 1994 reflected economic difficulties in Venezuela and economic slowdowns in Mexico and Chile. These conditions resulted in additional costs associated with complying with strict foreign exchange controls instituted in 1994 by the Venezuelan government, and a pre-tax loss of $7.0 million on the sale of the Corporation's 40 percent interest in its Mexican associate company CONELEC S.A. de C.V. Earnings in 1994 also reflected a pre-tax provision of $20.0 million for the impairment of value of the Corporation's U.S. specialty conductor operations.

         The loss on the sale of CONELEC and the provision for impairment of value of the specialty conductor business are included in the 1994 fourth quarter reserve discussed in Note 2 to the Consolidated Financial Statements. The effect of these charges on earnings was offset in part by higher sales volumes, particularly in the North American magnet wire market and the telephone cable market in Thailand, and improved margins for magnet wire in North America where demand in the housing, automotive and major home appliance industries allowed Phelps Dodge Magnet Wire Company to operate at full capacity throughout the year. Sales volumes in 1994 also benefited from the acquisition in March of two U.S. magnet wire facilities.

         In May 1996, Phelps Dodge acquired Nesor Alloy Corporation, for approximately $35 million. In addition, Phelps Dodge increased its ownership interest in Metal Fabricators of Zambia Limited (ZAMEFA) from 20 percent to 51 percent. The Corporation's interest in these companies is managed by Phelps Dodge International Corporation, a wholly owned subsidiary.

         On August 7, 1996, the Corporation announced plans to construct a magnet wire manufacturing plant in Monterrey, Mexico. Construction of the $42.0 million project began in 1996 with commercial production expected in early 1998.

         In response to demand by Japanese-owned companies located in North America, SPD Magnet Wire Company, a joint venture of Phelps Dodge Magnet Wire Company and Sumitomo Electric Industries, Ltd., each owning a 50 percent interest, expanded its plant in Edmonton, Kentucky. The capacity of this facility has increased by 75 percent after new equipment was installed in late 1995 through early 1996.

         In March 1994, Phelps Dodge Magnet Wire Company acquired for approximately $52 million certain assets of a plant that manufactures fine-gauge magnet wire in Laurinburg, North Carolina, from Rea Magnet Wire Company, Inc.
(Rea), and certain assets of a magnet wire manufacturing plant in El Paso, Texas, from Texas Magnet Wire Company, an affiliate of Rea and Fujikura
International, Inc. The El Paso facility was expanded in 1996 doubling its previous capacity. The capacity of the Laurinbug facility is also expected to double upon completion in 1999 of a current plant expansion program.

         In 1996, operations outside the United States provided 50 percent of Phelps Dodge Industries' sales, compared with 51 percent in 1995 and 48 percent in 1994. During the year, operations outside the United States contributed 57 percent of the segment's operating income, compared with 53 percent in 1995 (after excluding from U.S. earnings the $26.8 million pre-tax gain on the sale of Columbian Chemicals' MAPICO division) and 52 percent in 1994.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

The Corporation's 1996 exploration and research and development expense was $83.9 million, compared with $73.2 million in 1995 and $53.0 million in 1994. The increase in 1996 primarily resulted from increased exploration expenditures at the Corporation's U.S. mining operations. The 1994 to 1995 increase primarily resulted from increased spending for exploration in South and Central America.

         The Corporation reported net interest expense in 1996 of $66.1 million, compared with $62.0 million in 1995 and $36.6 million in 1994. Increased 1996 interest expenses principally resulted from a $5.9 million interest charge resulting from the 1996 Court ordered rescission of a 1986 sale of property. Increased 1995 net interest expense principally resulted from the cessation of capitalization of interest costs for the Candelaria project in Chile reflecting the substantial completion of construction and development in the 1994 fourth quarter. The 1995 increase also reflected interest expense on second half 1994 borrowings at Candelaria, and interest expense on increased short-term borrowings at the Corporation's international wire and cable operations to finance working capital requirements. Included in the 1996 and 1995 amounts were foreign currency exchange gains of $8.0 million and $8.1 million, respectively, reflecting the remeasurement of Venezuelan local currency debt after major devaluations of the Bolivar.

         The Corporation's 1996 miscellaneous income, net of miscellaneous expense, was $40.7 million, compared with $37.2 million in 1995 and $11.3 million in 1994. The increase in 1996 primarily resulted from an increase of $2.8 million in dividends received from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation. The increase from 1994 to 1995 primarily resulted from higher interest income earned on cash and short-term investments. Miscellaneous income in 1995 also included an increase of $10.1 million in dividends received from Southern Peru Copper Corporation.

         For the year ended December 31, 1996, the Corporation recorded a provision for taxes of $220.0 million (an effective rate of approximately 32.0 percent). This compares with a 1995 provision for taxes of $322.7 million (an effective rate of approximately 30.0 percent) and a 1994 provision of $104.7 million (an effective rate of approximately 27.9 percent). The 1996 effective rate was higher than 1995 primarily due to the effect of a change in the income mix between U.S. and international operations. The 1995 effective rate was higher than in 1994 primarily as a result of a decrease in the U.S. tax benefit for percentage depletion. Despite higher average realized copper prices in 1995, the benefit from the Corporation's allowable deduction for percentage depletion decreased from 1994 due to the first full year of operating results at Candelaria which are not subject to percentage depletion. (See Note 6 to the Consolidated Financial Statements for a reconciliation of the Corporation's effective tax rates to statutory rates.)

         The Corporation's federal income tax returns for the years 1992, 1993 and 1994 are currently under examination. The Corporation has received substantial proposed adjustments from the Internal Revenue Service relating to the Corporation's federal income tax liability for the years 1990 and 1991 and has filed a protest with the appropriate authorities. These years are currently under consideration by the appeals division of the Internal Revenue Service. Management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation. However, settlement of these issues could involve material tax and interest payments with respect to the open years, a substantial part of which would involve timing differences. The Corporation does not agree with these proposed adjustments and expects either to substantially settle them with the Internal Revenue Service or litigate the issues involved.

         Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the Corporation's accumulated pension and other postretirement benefit obligations. The Corporation maintained its discount rate at 7.25 percent at December 31, 1996, as a result of long-term interest rates staying at essentially the same rate as in 1995. Better-than-expected returns on plan assets during 1996 increased the excess of plan assets over pension liabilities at December 31, 1996. Other estimated postretirement benefit obligations of the Corporation decreased by $6 million as a result of a decrease in the assumed annual rate of increase in the per capita cost of covered health care benefits over the next 12 years averaging 0.6 percent per year. For a further discussion of these issues, see Notes 15 and 16 to the Consolidated Financial Statements.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

At the end of 1996, the Corporation had cash and short-term investments of $470.1 million, compared with $608.5 million at the beginning of the year. The Corporation's operating activities provided $837.5 million of cash during the year which was used along with a portion of existing cash balances to fund its investing activities, dividend payments on its common stock and purchases of its common stock.

         Investing activities during 1996 included capital expenditures of $513.0 million, compared with $404.9 million in 1995 and $355.0 million in 1994. The 1996 capital expenditures included $76 million for the expansion of Candelaria. Investing activities in 1996 also included approximately $35 million for the acquisition of Nesor. The 1995 capital expenditures included $40 million for certain mining properties owned by Azco Mining, Inc. and its subsidiaries, comprising the Sanchez property in southeastern Arizona and a 70 percent interest in the Piedras Verdes property in Mexico. Investing activities in 1995 also included cash proceeds of $45.0 million from the divestiture of Columbian Chemicals Company's synthetic iron oxide facility (MAPICO). Investments in subsidiaries in 1994 included the acquisition of two U.S. magnet wire facilities for approximately $52 million and the acquisition of a carbon black plant in Spain for approximately $25 million. Investing activities in 1994 also included cash proceeds of $15.0 million from the divestiture of the Corporation's 40 percent interest in its Mexican associate company, CONELEC S.A. de C.V., and $8.0 million from the issuance of shares to a minority investor in the Corporation's majority-owned affiliate in Venezuela.

         The Corporation expects capital outlays in 1997 to be approximately $500 million for Phelps Dodge Mining Company (including approximately $175 million for the Candelaria expansion project) and approximately $200 million for Phelps Dodge Industries. These capital outlays will be funded from cash reserves, operating cash flow and from borrowings.

         The $3.0 million increase in dividend payments on the Corporation's common shares, from $125.6 million in 1995 to $128.6 million in 1996, principally resulted from an 11 percent increase in the quarterly dividend rate in the 1996 second quarter (from 45 cents per common share to 50 cents per common share), partially offset by the effect of the reduced number of common shares outstanding.

         The Corporation purchased 4,297,300 of its common shares in 1996 at a total cost of $273.2 million. There were 64,711,000 common shares outstanding on December 31, 1996. On March 6, 1996, the Corporation announced that its current share purchase authorization had been increased from 5 million shares (buy back program authorized on March 7, 1995) to a total of 10 million shares. Through March 6, 1997, the Corporation purchased a total of 7,393,400 of its common shares under the program, leaving an additional 2,606,600 shares authorized for purchase. The Corporation will continue to make purchases in the open market as circumstances warrant, and will also consider purchasing shares in privately negotiated transactions.

         The Corporation's total debt was $659.3 million at December 31, 1996, compared with $696.5 million at the end of 1995. Total debt decreased primarily as a result of the prepayment of Candelaria's Chilean peso-denominated debt (see below). The ratio of total debt to total capitalization was 18.8 percent at the end of 1996, compared with 20.2 percent at the end of 1995.

         During the 1995 second quarter, the Corporation's majority-owned subsidiary, Compania Contractual Minera Candelaria (CCMC), satisfied all operating, financial, construction and legal tests and conditions as set forth in the completion agreement associated with the $290.0 million project financing of its Candelaria mine in Chile. Borrowings under these debt facilities are now non-recourse to Phelps Dodge. Financing agreements for the $290 million debt were executed during 1993. The debt carries a 13-year maturity, and comprises $200 million of floating rate dollar-denominated debt, $60 million of fixed rate dollar-denominated debt, and $30 million of floating rate debt denominated in Chilean pesos. This floating rate peso-denominated debt was prepaid in December 1996 at a cost of $37.6 million including exchange losses and prepayment penalties. The agreements provide for a nine and one-half year repayment period, starting in 1997. As the Corporation consolidates its interest in majority-owned mining joint ventures using the proportional consolidation method, only 80 percent of this debt and related financing charges have been reflected in the Corporation's consolidated financial statements. The Corporation also caused CCMC to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate dollar debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

         In the 1997 first quarter, CCMC entered into agreements with certain lenders to provide up to $185 million of floating rate dollar-denominated debt financing for the expansion of the Candelaria mine. At the same time, CCMC entered into an agreement with a lender to provide $30 million of floating rate dollar-denominated debt financing to refinance the Chilean peso debt that was prepaid in December 1996. All of these borrowings will be non-recourse to Phelps Dodge, which will reflect only 80 percent of any borrowings and related financing charges under these agreements in its consolidated financial statements. The agreements provide for a 10-year repayment period starting in 1998.

         During 1993, the Corporation's 60-percent-owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd. (CTC), borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities are without recourse to Columbian Chemicals Company since the satisfaction of completion agreements with the two lenders in 1996. In the 1997 first quarter, CTC refinanced the loans with local banks at more advantageous interest rates and better terms. These new facilities are without recourse to Columbian Chemicals Company.

         During 1994, the Corporation issued $81.1 million of tax-exempt, unsecured 5.45 percent obligations due in 2009. The proceeds from the issue were used to retire the Corporation's 5.75 percent to 6.25 percent Series A and B notes due in the years 1994 through 2004.

         An existing revolving credit agreement between the Corporation and several lenders was amended on June 4, 1996. The agreement, as amended and restated, permits borrowings of up to $500 million from time to time until its scheduled maturity on June 4, 2001. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from at least two-thirds of the lenders involved. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of eight basis points (0.08 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1996, or December 31, 1995.

         The Corporation had other lines of credit totaling $100.0 million at December 31, 1996, and December 31, 1995. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1996, or December 31, 1995.

         The Corporation had $66.5 million in short-term borrowings, all by its international operations, at December 31, 1996, compared with $66.6 million at December 31, 1995. The weighted average interest rate on this debt at December 31, 1996, and December 31, 1995, was 15.3 percent and 18.5 percent, respectively.

         Accuride Canada Inc. has a revolving credit facility that permits borrowings of up to U.S. $25.0 million. Interest on these borrowings is payable at a fluctuating rate based on the agent bank's Base Rate Canada, or a fixed rate based on LIBOR, for maturities of one week to six months. This facility, which is subject to renewal annually, provides for a standby fee of one-eighth of 1 percent of the $25.0 million. There were no borrowings outstanding under this facility at either December 31, 1996, or December 31, 1995.

         The current portion of the Corporation's long-term debt, scheduled for payment in 1997, is $38.2 million including $14.0 million for its international manufacturing operations and $24.2 million primarily for its international mining operations.

         During 1996, decreases in current assets (exclusive of cash and short-term investments and adjustments for foreign currency exchange rate changes) together with increases in current liabilities (exclusive of current debt and adjustments for foreign currency exchange rate changes) resulted in a $64.0 million decrease in net working capital. This decrease in net working capital resulted principally from a $10.7 million decrease in prepaid expenses, a $38.3 million increase in accounts payable and a $10.0 million increase in accrued expenses. The $10.7 million decrease in prepaid expenses was primarily the result of decreases in hedging and deferred income for 1997 first quarter copper price protection contracts that were sold during the 1996 third quarter. The $38.3 million increase in accounts payable was attributable to timing of raw materials and equipment purchases. The accrued expense increase was primarily a result of accruals for contractor expenses for the Candelaria expansion project.

         During 1995, increases in current assets (exclusive of cash and short-term investments and adjustments for foreign currency exchange rate changes) together with decreases in current liabilities (exclusive of current debt and adjustments for foreign currency exchange rate changes) resulted in an $84.2 million increase in net working capital. This increase principally resulted from a $55.5 million decrease in accounts payable, a $29.5 million decrease in accrued income taxes, a $15.8 million increase in inventories and an $11.9 million increase in supplies, partially offset by a $36.8 million increase in accrued expenses. The $55.5 million decrease in accounts payable primarily resulted from lower copper concentrate purchase requirements by Phelps Dodge Mining Company's smelter operations and the timing of raw material purchases by the Phelps Dodge Industries businesses. The $29.5 million decrease in accrued income taxes was principally the result of approximately $22 million in additional federal income taxes paid in the first quarter of 1995 with the Corporation's 1994 income tax return. The $15.8 million increase in inventories was attributable to higher inventories of copper at Phelps Dodge Mining Company, partially offset by lower inventories at Accuride. The $11.9 million increase in supplies was the result of increases at Candelaria and Accuride. The $36.8 million increase in accrued expenses primarily resulted from higher accruals for copper conversion and freight charges and accruals for certain costs associated with higher copper prices at Phelps Dodge Mining Company (higher conversion and freight accruals are due to the higher copper inventory balances at the end of
1995), and an increase in the current portion of Corporate-wide pension liabilities due to an increase in expected plan funding in 1996 resulting from certain provisions of the recently enacted General Agreement on Tariffs and Trade (GATT).

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 37 sites. For further information about these proceedings, see Item 3. Legal Proceedings,
Part III.

         The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. Nevertheless, most states have made or are in the process of making certain required changes to their laws regarding Title V. In response to these new laws, several of the Corporation's subsidiaries already have submitted or are in the process of preparing applications for Title V operating permits. These programs will likely increase the Corporation's regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of the Corporation's facilities that is determined to be a major source of federal hazardous air pollutants. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the impact of the new requirements on the Corporation.

         At December 31, 1996, the Corporation had reserves of $117.0 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

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

         The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see "Environmental and Other Regulatory Matters" and "Environmental Matters" in Part I, Items 1 and 2 of this report. The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1997 and 1998, and the expenditures for those programs in 1996, are separate from the reserves and estimates described above.

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

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and the Corporation's operations are expected to begin submitting the required reclamation plans in March 1997. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will be pursued legislatively in 1997. The Secretary of the Interior also recently ordered the Bureau of Land Management (BLM) to form a task force to review BLM's hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of the amendments would result in additional expenses in the development and operation of new mines on federal lands.

CAPITAL OUTLAYS

The Corporation's capital outlays in each of the past three years are set forth in the following table. These capital outlays are exclusive of capitalized interest and the portions of the expenditures at Morenci, Chino and Candelaria payable by minority interest holders.

--------------------------------------------------------------------------------

                                                 1996        1995       1994
                                                 ----        ----       ----
                                                  (millions of dollars)

Phelps Dodge Mining Company:
  Southside project (Morenci mine)        $       5.8       112.6       49.6
  Azco acquisition                                  -        40.2          -
  Candelaria                                     89.5        15.1      137.9
  Other                                         234.9       153.7      111.7
                                              -------     -------    -------
                                                330.2       321.6      299.2
Phelps Dodge Industries                         179.6        82.3       55.1
Corporate and other                               3.2         1.0        0.7
                                              -------     -------    -------
                                          $     513.0       404.9      355.0
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

DIVIDENDS AND MARKET PRICE RANGES

Phelps Dodge's common shares are listed on the New York Stock Exchange, the principal market on which they are traded. At March 6, 1997, there were 10,999 holders of record of the Corporation's common shares. The Corporation paid quarterly dividends of 41.25 cents on each common share for the first three quarters of 1994. In the 1994 fourth quarter, the quarterly dividend was increased 9 percent to 45 cents on each common share and continued at that rate until the 1996 second quarter when the quarterly dividend was increased by 11 percent to 50 cents on each common share.

         The table below sets forth the high, low and closing prices per common share (composite quotation) in the periods indicated.

--------------------------------------------------------------------------------

Market Price Ranges *

                                          High            Low           Close
                                          ----            ----           ----
1996:
 First Quarter                      $     69.88           56.25          69.00
 Second Quarter                           77.63           61.13          62.25
 Third Quarter                            64.88           54.63          64.13
 Fourth Quarter                           74.25           61.38          67.50

1995:
 First Quarter                      $     63.00           51.88          56.88
 Second Quarter                           60.25           52.50          59.00
 Third Quarter                            70.50           58.50          62.75
 Fourth Quarter                           69.50           59.75          62.25

1994:
 First Quarter                      $     59.50           47.63          52.25
 Second Quarter                           60.88           50.50          57.00
 Third Quarter                            65.00           55.88          62.00
 Fourth Quarter                           64.00           54.38          61.88

---------------

* The market price ranges reflect actual share prices as reported for each day's trading.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(In millions except per common share amounts)

--------------------------------------------------------------------------------

                                          First     Second     Third     Fourth
                                         Quarter    Quarter    Quarter   Quarter
                                         -------    -------    -------   -------
1996 (a)

 Sales and other operating revenues   $  1,004.7     957.7     853.6     970.6

 Operating income                          229.8     195.5     126.7     160.9

 Net income                                153.1     126.3      80.2     102.2

 Net income per common share                2.26      1.90      1.22      1.57

1995 (b)

 Sales and other operating revenues   $  1,033.5   1,024.2   1,076.7   1,051.0

 Operating income                          271.3     239.1     311.4     278.7

 Net income                                185.3     159.5     211.8     190.0

 Net income per common share                2.61      2.28      3.03      2.73

---------------

         (a) Operating income in the 1996 fourth quarter included a $10.0 million pre-tax charge resulting from a reclamation provision related to the Court ordered rescission of a 1986 sale of property. The loss on this rescission, including related interest, was $10.7 million after taxes, or 16 cents per common share.

         (b) Operating income in the 1995 first quarter included a $26.8 million pre-tax gain from the sale of Columbian Chemicals Company's MAPICO division. MAPICO produced synthetic iron oxides at a plant in St. Louis, Missouri, and was peripheral to Columbian's core business. The gain on the sale of these assets was $16.6 million after taxes, or 24 cents per common share.

--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The consolidated balance sheet at December 31, 1996 and 1995, and the related consolidated statements of income, of cash flows and of common shareholders' equity for each of the three years in the period ended December 31, 1996, and notes thereto, together with the report thereon of Price Waterhouse LLP dated January 15, 1997, follow. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Corporation have been omitted because the Corporation is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Corporation or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1996. Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method, other than those for which summarized financial information is provided in Note 3 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and 50 percent or less owned affiliates would not constitute a significant subsidiary.


                            ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 1996, 1995 and 1994:

VIII - Valuation and qualifying accounts and reserves.


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated January 15, 1997 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in the foregoing index titled "Additional Financial Data." In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Phoenix, Arizona
January 15, 1997

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

         The Audit Committee, currently consisting of five non-employee directors, meets at least three times a year to review, among other matters, internal control conditions and internal and external audit plans and results. It meets periodically with senior officers, internal auditors and independent accountants to review the adequacy and reliability of the Corporation's accounting, financial reporting and internal controls.

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

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of common shareholders' equity present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Phoenix, Arizona
January 15, 1997
</AUDIT-REPORT>

STATEMENT OF CONSOLIDATED INCOME
--------------------------------
(In thousands except per share data)

                                              1996          1995         1994
                                              ----          ----         ----

SALES AND OTHER OPERATING REVENUES       $  3,786,600    4,185,400    3,289,200
                                            ---------    ---------    ---------
OPERATING COSTS AND EXPENSES
 Cost of products sold                      2,604,400    2,691,400    2,375,700
 Depreciation, depletion and
  amortization                                249,500      223,500      195,300
 Selling and general administrative
  expense                                     125,900      123,600      107,100
 Exploration and research expense              83,900       73,200       53,000
 Provision for environmental costs,
  reclamation costs, and (gains)
   losses on asset dispositions                10,000     (26,800)      157,700
                                            ---------    ---------    ---------
                                            3,073,700    3,084,900    2,888,800
                                            ---------    ---------    ---------
OPERATING INCOME                              712,900    1,100,500      400,400
 Interest expense                             (68,000)     (65,100)     (57,300)
 Capitalized interest                           1,900        3,100       20,700
 Miscellaneous income and expense, net         40,700       37,200       11,300
                                            ---------    ---------    ---------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET EARNINGS
 OF AFFILIATED COMPANIES                      687,500    1,075,700      375,100
 Provision for taxes                         (220,000)    (322,700)    (104,700)
 Minority interests in consolidated
  subsidiaries                                (16,200)     (12,900)      (8,000)
 Equity in net earnings of affiliated
  companies                                    10,500        6,500        8,600
                                            ---------    ---------    ---------
NET INCOME                               $    461,800      746,600      271,000
                                            =========    =========    =========


EARNINGS PER SHARE                       $       6.97        10.65         3.81



AVERAGE NUMBER OF SHARES OUTSTANDING           66,300       70,100       71,100


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
--------------------------
(In thousands except per share values)
                                                      December        December
                                                         31,             31,
                                                        1996            1995
                                                        ----            ----

ASSETS
 Current assets:
  Cash and short-term investments, at cost        $      470,100       608,500
  Accounts receivable, less allowance for
   doubtful accounts (1996 - $14,200;
    1995 - $12,000)                                      489,100       483,700
  Inventories                                            293,000       281,500
  Supplies                                               117,000       121,400
  Prepaid expenses                                         6,100        15,500
  Deferred income taxes                                   46,200        44,600
                                                       ---------     ---------
   Current assets                                      1,421,500     1,555,200
  Investments and long-term accounts receivable           86,400        79,000
  Property, plant and equipment, net                   3,020,500     2,728,700
  Other assets and deferred charges                      288,000       283,000
                                                       ---------     ---------
                                                  $    4,816,400     4,645,900
                                                       =========     =========

LIABILITIES
 Current liabilities:
  Short-term debt                                 $       66,500        66,600
  Current portion of long-term debt                       38,200        16,800
  Accounts payable and accrued expenses                  564,900       504,800
  Income taxes                                            16,300        16,800
                                                       ---------     ---------
   Current liabilities                                   685,900       605,000
  Long-term debt                                         554,600       613,100
  Deferred income taxes                                  424,900       358,100
  Other liabilities and deferred credits                 309,600       318,700
                                                       ---------     ---------
                                                       1,975,000     1,894,900
                                                       ---------     ---------
COMMITMENTS AND CONTINGENCIES
 (SEE NOTES 17 AND 18)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           85,500        73,300
                                                       ---------     ---------
COMMON SHAREHOLDERS' EQUITY
 Common shares, par value $6.25; 100,000
   shares authorized; 64,711 outstanding
   (1995 - 68,593) after deducting 10,478 shares
   (1995 - 6,595) held in treasury                       404,400       428,700
 Retained earnings                                     2,465,000     2,360,100
 Cumulative translation adjustments                      (98,800)      (93,900)
 Other                                                   (14,700)      (17,200)
                                                       ---------     ---------
                                                       2,755,900     2,677,700
                                                       ---------     ---------
                                                  $    4,816,400     4,645,900
                                                       =========     =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(In thousands)

                                                 1996        1995         1994
                                                 ----        ----         ----

OPERATING ACTIVITIES
 Net income                              $    461,800     746,600      271,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation, depletion and
   amortization                               249,500     223,500      195,300
  Deferred income taxes                        61,900     107,600      (28,300)
  Equity earnings net of dividends
   received                                    (3,800)       (400)      (4,400)
  Provision for environmental costs
   and asset dispositions                           -           -      140,200
  Changes in current assets and
   liabilities:
    (Increase) decrease in accounts
     receivable                                (6,200)     (2,300)    (138,600)
    (Increase) decrease in inventories          3,600     (15,800)     (35,400)
    (Increase) decrease in supplies             3,800     (11,900)       1,600
    (Increase) decrease in prepaid
     expenses                                  10,700         100       (3,400)
    (Increase) decrease in deferred
     income taxes                              (1,800)     (6,000)      (3,200)
    Increase (decrease) in interest
     payable                                    5,900        (100)         500
    Increase (decrease) in other
     accounts payable                          38,300     (55,500)      88,200
    Increase (decrease) in income
     taxes                                       (300)    (29,500)      32,200
    Increase (decrease) in other
     accrued expenses                          10,000      36,800       22,100
  (Gains) losses on asset dispositions              -     (26,800)      17,500
  Other adjustments, net                        4,100      (7,300)     (12,700)
                                            ---------   ---------    ---------
    Net cash provided by operating
     activities                               837,500     959,000      542,600
                                            ---------   ---------    ---------
INVESTING ACTIVITIES
 Capital outlays                             (513,000)   (404,900)    (355,000)
 Capitalized interest                          (1,900)     (3,100)     (20,700)
 Investment in subsidiaries                   (47,400)       (300)     (77,300)
 Proceeds from asset sales                      5,000      40,900       19,300
 Other                                              -           -        7,200
                                            ---------   ---------    ---------
    Net cash used in investing
     activities                              (557,300)   (367,400)    (426,500)
                                            ---------   ---------    ---------
FINANCING ACTIVITIES
 Increase in debt                              16,100      30,800      185,600
 Payment of debt                              (54,100)    (22,800)    (137,100)
 Common dividends                            (128,600)   (125,600)    (119,200)
 Purchase of common shares                   (273,200)   (162,700)      (3,900)
 Debt issue costs                                   -           -       (7,500)
 Other                                         21,200      10,300       (2,900)
                                            ---------   ---------    ---------
    Net cash used in financing
     activities                              (418,600)   (270,000)     (85,000)
                                            ---------   ---------    ---------
INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                      (138,400)    321,600       31,100
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                            608,500     286,900      255,800
                                            ---------   ---------    ---------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF YEAR                                 $    470,100     608,500      286,900
                                            =========   =========    =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

                                        Common Shares                              Cumulative
                                        -------------    Capital in               Translation       Common
                                     Number       At Par Excess of    Retained    Adjustments    Shareholders'
                                   of Shares      Value  Par Value    Earnings     and Other        Equity
                                   ---------      -----  ---------    --------     ---------        ------
BALANCE AT DECEMBER 31, 1993        70,531      $440,800    $83,100    $1,618,500   ($120,300)     $2,022,100
  Stock options exercised              216         1,400        700                                     2,100
  Tax benefit from stock options                              3,900                                     3,900
  Common shares purchased              (76)         (500)    (3,400)                                   (3,900)
  Restricted shares issued, net         14           100        700                        700          1,500
  Restricted shares terminated         (13)         (100)      (500)                       600              -
  Net income                                                              271,000                     271,000
  Dividends on common shares                                             (119,200)                   (119,200)
  Translation adjustment                                                                 7,400          7,400
  Additional pension liability                                                           3,000          3,000
  Other                                                                                   (300)          (300)
                                    ------      --------  ---------   -----------   ----------    -----------
BALANCE AT DECEMBER 31, 1994        70,672       441,700     84,500     1,770,300     (108,900)     2,187,600
  Stock options exercised              455         2,800     10,000                                    12,800
  Tax benefit from stock options                              6,100                                     6,100
  Common shares purchased           (2,761)      (17,300)  (114,200)      (31,200)                   (162,700)
  Restricted shares issued, net        186         1,200     11,200                    (10,800)         1,600
  Employee stock bonus award            41           300      2,400                                     2,700
  Net income                                                              746,600                     746,600
  Dividends on common shares                                             (125,600)                   (125,600)
  Translation adjustment                                                                  (100)          (100)
  Additional pension liability                                                           8,000          8,000
  Other                                                                                    700            700
                                    ------      --------  ---------   -----------   ----------    -----------
BALANCE AT DECEMBER 31, 1995        68,593       428,700          -     2,360,100    (111,100)      2,677,700
  Stock options exercised              408         2,600                   12,000                      14,600
  Tax benefit from stock options                                            5,500                       5,500
  Common shares purchased           (4,297)      (26,900)                (246,300)                   (273,200)
  Restricted shares issued, net          7             -                      500        1,200          1,700
  Net income                                                              461,800                     461,800
  Dividends on common shares                                             (128,600)                   (128,600)
  Translation adjustment                                                                (4,900)        (4,900)
  Additional pension liability                                                           1,000          1,000
  Other                                                                                    300            300
                                    ------      --------  ---------   -----------   ----------    -----------
BALANCE AT DECEMBER 31, 1996        64,711      $404,400  $       -    $2,465,000   ($113,500)     $2,755,900
                                    ======      ========  =========   ===========   ==========    ===========

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

         The principal depreciation method used for mining, smelting and refining operations is the units of production method applied on a group basis. Buildings, machinery and equipment for other operations are depreciated using the straight-line method over estimated lives of five to 40 years, or the estimated life of the operation if shorter. Upon disposal of assets depreciated on a group basis, cost less salvage is charged to accumulated depreciation.

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

         Depending on market circumstances, the Corporation may periodically purchase or sell various copper option contracts to mitigate the risk of adverse price fluctuations on a portion of its copper production. Any net premiums paid on purchased option contracts that guarantee a minimum price over a specified period are initially recorded as prepaid assets and then amortized on a straight-line basis over the hedge protection period. Gains and losses from option contracts that effectively establish price ranges for future production are recognized in income at the maturity of the option contract. Any premiums received on the sale of option contracts are recorded as accrued expenses until the maturity of the option contract when the premium received is recorded as income.

         The Corporation's objective and practice is to sell its copper at a price based on the New York Commodity Exchange (COMEX) average price in the month of shipment. However, a few customers request a firm price as of a specified date prior to or during the month of shipment. In such transactions, the Corporation usually hedges such sales commitments by entering into copper futures and copper swap contracts that approximate the shipment quantities and periods. The copper futures contracts are then liquidated during the month of shipment which generally results in the realization of the COMEX average monthly price for copper shipped. Swap contracts are settled at the COMEX average monthly price in the month copper is shipped. Gains and losses on copper futures and copper swap contracts are recognized in income when the underlying exposure is recognized or when a previous firm commitment is no longer expected to occur.

         The Corporation periodically enters into forward exchange and currency option contracts to hedge certain recorded transactions, firm commitments and other anticipated transactions denominated in foreign currencies. The objective of the Corporation's foreign currency hedging program is to protect the Corporation from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. The carrying value of premiums paid on currency option contracts and unrecognized gains and losses on forward exchange contracts are recorded as prepaid assets, while recognized gains and losses are recorded as miscellaneous income or expense items. Gains and losses on option contracts that qualify as hedges are recognized in income when the underlying hedged transaction is recognized or when a previously anticipated transaction is no longer expected to occur. Changes in market value of forward exchange contracts and certain option contracts protecting anticipated transactions are recognized in the period incurred.

         The Corporation may enter into interest rate hedging agreements to limit the effect of increases in the interest rates on floating rate debt. The costs associated with such agreements are amortized to interest expense over the term of the agreement.

Stock Compensation. The Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in 1995. In accordance with the provisions of SFAS No. 123, the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.
Note 14 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1996, 1995 and 1994 if the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

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

Earnings per Share. Earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of equivalent shares that would be issued from the exercise of stock options is computed using the treasury stock method. Note 14 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported earnings per share for 1996, 1995 and 1994 if the Corporation had elected to recognize compensation cost in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2.    PROVISION FOR ENVIRONMENTAL COSTS AND ASSET DISPOSITIONS
In December 1996, the United States District Court of the Eastern District of New York ruled that the 1986 sale of property in Maspeth, New York, by the Corporation to the United States Postal Service is to be rescinded. The Court ordered the Corporation to return the $14.8 million originally paid by the Postal Service for the property and to pay interest on the sales price for a portion of the time since that sale. The Corporation has not yet determined whether to appeal the Court's decision, but as a precaution, the Corporation recorded interest charges of $5.9 million and reclamation reserves of $10.0 million in the 1996 fourth quarter. This reclamation provision was estimated based on the Corporation's experience at other Corporate-owned properties.

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

         The pre-tax charge of $98.7 million for estimated future costs associated with environmental matters comprised $88.9 million applicable to Phelps Dodge Mining Company, $8.6 million applicable to Phelps Dodge Industries and $1.2 million applicable to Corporate and other. As a result of these 1994 environmental charges and balances remaining from previously provided charges for environmental costs, the Corporation's reserves for such costs totaled $117.0 million and $144.1 million at December 31, 1996, and December 31, 1995, respectively (see Note 1 to the Consolidated Financial Statements for further information concerning the Corporation's policy for recording environmental obligations).

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

3.    EQUITY EARNINGS AND INVESTMENTS AND LONG-TERM RECEIVABLES
Equity earnings (losses) were as follows:

--------------------------------------------------------------------------------

                                                    1996      1995       1994
                                                    ----      ----       ----

International wire and cable manufacturers    $    2,600     1,000      1,700
Black Mountain                                     6,600     4,500      6,000
Santa Gertrudis                                        -         -       (600)
Other                                              1,300     1,000      1,500
                                                 -------   -------    -------
                                              $   10,500     6,500      8,600
                                                 =======   =======    =======

-------------------------------------------------------------------------------

         Dividends were received as follows:
-------------------------------------------------------------------------------

                                              1996        1995          1994
                                              ----        ----          ----

Equity investments:
 International wire and cable
  manufacturers                         $     300          300         1,400
 Black Mountain                             6,000        5,700         2,900
 Other                                        500          100             -
                                          -------      -------       -------
                                        $   6,800        6,100         4,300
                                          =======      =======       =======
Cost basis investments:
 Southern Peru Copper Corporation       $  16,400       13,600         3,500
 Other                                        300          300           400
                                          -------      -------       -------
                                        $  16,700       13,900         3,900
                                          =======      =======       =======

-------------------------------------------------------------------------------

         Investments and long-term receivables were as follows:
-------------------------------------------------------------------------------

                                              1996       1995         1994
                                              ----       ----         ----
Equity basis:
 International wire and cable
  manufacturers                        $    20,300     18,200       18,500
 Black Mountain                              9,100     11,300       12,800
 Other                                      16,000     12,200       11,100
Cost basis:
 Southern Peru Copper Corporation           13,200     13,200       13,200
 Other                                      27,800     24,100       26,400
                                           -------    -------      -------
                                       $    86,400     79,000       82,000
                                           =======    =======      =======

-------------------------------------------------------------------------------

         Retained earnings of the Corporation include undistributed earnings of equity investments of (in millions): 1996 - $62.8; 1995 - $59.0; 1994 - $58.6.

         Condensed financial information for companies in which the Corporation has equity basis investments together with majority-owned foreign subsidiaries previously accounted for on an equity basis is as follows:

-------------------------------------------------------------------------------

                                                   1996        1995        1994
                                                   ----        ----        ----

Sales                                     $     764,100     771,200     637,200
Net income                                       56,000      42,000      46,000
-------------------------------------------------------------------------------

Net current assets                        $      85,600      66,600      63,300
Fixed assets, net                               290,800     259,100     249,500
Long-term debt                                  (54,500)    (40,500)    (39,000)
Other assets and liabilities, net                (8,000)     (3,900)     (2,500)
                                               --------    --------    --------
Net assets                                $     313,900     281,300     271,300
                                               ========    ========    ========

-------------------------------------------------------------------------------

4.    INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED
The Corporation reported net interest expense in 1996 of $66.1 million, compared with $62.0 million in 1995 and $36.6 million in 1994. Reported net interest expense increased in 1996 despite a $37.2 million decrease in debt primarily due to a $5.9 million interest charge resulting from the 1996 Court ordered rescission of a 1986 sale of property. Increased 1995 net interest expense principally resulted from the cessation of capitalization of interest costs for the Candelaria project in Chile reflecting the substantial completion of construction and development in the 1994 fourth quarter. Included in the 1996 and 1995 interest expense were foreign currency exchange gains of $8.0 million and $8.1 million, respectively, reflecting the remeasurement of Venezuelan local currency debt after major devaluations of the Bolivar.

5.    MISCELLANEOUS INCOME AND EXPENSE, NET
Interest income totaled $34.3 million in 1996, principally from the Corporation's short-term investments, compared with $31.5 million and $11.0 million in 1995 and 1994, respectively. Miscellaneous income in 1996 also included pre-tax dividends of $16.4 million on its 13.9 percent minority interest in Southern Peru Copper Corporation, compared with $13.6 million and $3.5 million in 1995 and 1994, respectively. Losses from changes in currency exchange rates, especially in Venezuela and Chile, amounted to $11.7 million in 1996, compared with losses of $10.2 million and $6.3 million in 1995 and 1994, respectively.

6.    INCOME TAXES
The Corporation reports its income taxes using an asset and liability approach for financial accounting and reporting of income taxes. Changes in tax rates and laws are reflected in income from operations in the period such changes are enacted. In addition, balance sheet classification of deferred income taxes is determined by the balance sheet classification of the asset or liability to which the temporary difference is related.

         Geographic sources of income before taxes, minority interests and equity in net earnings of affiliated companies for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                                 1996         1995        1994
                                                 ----         ----        ----

United States                          $      536,100      816,200     298,900
Foreign                                       151,400      259,500      76,200
                                            ---------    ---------   ---------
                                       $      687,500    1,075,700     375,100
                                            =========    =========   =========

--------------------------------------------------------------------------------

         The provisions for income taxes for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                                1996          1995        1994
                                                ----          ----        ----
Currently payable:
   Federal                             $      99,000       157,800      94,000
   State                                      16,100        23,900      14,000
   Foreign                                    43,000        38,100      25,000
                                            --------      --------    --------
                                             158,100       219,800     133,000
                                            --------      --------    --------
Deferred:
   Federal                                    45,200        78,400     (27,100)
   State                                       6,400           400      (2,500)
   Foreign                                    10,300        24,100       1,300
                                            --------      --------    --------
                                              61,900       102,900     (28,300)
                                            --------      --------    --------
                                       $     220,000       322,700     104,700
                                            ========      ========    ========

--------------------------------------------------------------------------------

         A reconciliation of the U.S. statutory tax rate to the Corporation's effective tax rate is as follows:

--------------------------------------------------------------------------------

                                         1996            1995           1994
                                         ----            ----           ----

Statutory tax rate                        35.0  %         35.0           35.0
Depletion                                 (7.0)           (5.3)         (10.6)
State and local income taxes               2.1             1.5            2.0
Effective international tax rate           0.9            (1.9)          (0.5)
Other items, net                           1.0             0.7            2.0
                                         -----           -----          -----
Effective tax rate                        32.0  %         30.0           27.9
                                         =====           =====          =====

--------------------------------------------------------------------------------

         The Corporation paid federal, state, local and foreign income taxes of approximately $160 million in 1996, compared with approximately $247 million in 1995 and approximately $114 million in 1994. As of December 31, 1996, the Corporation had alternative minimum tax credits of approximately $78 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax. The Corporation also has alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $27 million, which begin to expire in 1997.

         The Corporation's federal income tax returns for the years 1992, 1993 and 1994 are currently under examination. The Corporation has received substantial proposed adjustments from the Internal Revenue Service relating to the Corporation's federal income tax liability for the years 1990 and 1991 and has filed a protest with the appropriate authorities. These years are currently under consideration by the appeals division of the Internal Revenue Service. Management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have a material adverse effect on the consolidated financial condition or results of operations of the Corporation. However, settlement of these issues could involve material tax and interest payments with respect to the open years, a substantial part of which would involve timing differences. The Corporation does not agree with these proposed adjustments and expects either to substantially settle them with the Internal Revenue Service or litigate the issues involved.

         Deferred income tax assets and (liabilities) comprised the following at December 31:

--------------------------------------------------------------------------------

                                                           1996          1995
                                                           ----          ----

Minimum tax credits                              $       78,400        86,700
Postretirement and postemployment benefits               58,000        52,500
Reserves                                                 69,700        89,600
Mining costs                                             45,000        33,100
Inventories                                               4,800         1,400
Other                                                     4,400         6,400
                                                      ---------     ---------
  Deferred tax assets                                   260,300       269,700
                                                      ---------     ---------
Depreciation                                           (596,100)     (540,600)
Mining properties                                        (8,900)       (9,300)
Exploration and mine development costs                   (3,700)       (8,300)
Pensions                                                (30,300)      (25,000)
                                                      ---------     ---------
  Deferred tax liabilities                             (639,000)     (583,200)
                                                      ---------     ---------
                                                 $     (378,700)     (313,500)
                                                      =========     =========

--------------------------------------------------------------------------------

         Income taxes have not been provided on the Corporation's share ($452 million) of undistributed earnings of those manufacturing and mining interests abroad over which the Corporation has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Corporation or a U.S. affiliate, or if the Corporation should sell its stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholding and U.S. tax, net of foreign tax credit, in the amounts of $70 million and $40 million, respectively.

7.    INVENTORIES AND SUPPLIES
Inventories at December 31 were as follows (in millions):
--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

Metals and other raw materials                     $       194.1          200.4
Work in process                                             19.2           14.6
Finished manufactured goods                                 75.2           61.4
Other                                                        4.5            5.1
                                                         -------        -------
                                                   $       293.0          281.5
                                                         =======        =======

--------------------------------------------------------------------------------

         Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $117 million and $115 million at December 31, 1996 and 1995, respectively.

         Supplies in the amount of $117.0 million and $121.4 million at December 31, 1996 and 1995, respectively, are stated net of a reserve for obsolescence of $8.9 million and $10.5 million, respectively.

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 comprised the following (in millions):

--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

Buildings, machinery and equipment                 $     4,669.7        4,296.2
Mining properties                                          173.1          173.2
Capitalized mine development                               290.4          284.8
Land and water rights                                       72.7           66.6
                                                         -------        -------
                                                         5,205.9        4,820.8
Less accumulated depreciation, depletion
 and amortization                                        2,185.4        2,092.1
                                                         -------        -------
                                                   $     3,020.5        2,728.7
                                                         =======        =======

--------------------------------------------------------------------------------

         The net increases in property, plant and equipment of $291.8 million in 1996 and $162.3 million in 1995 are summarized below (in millions):

--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

Balance at beginning of year                       $     2,728.7        2,566.4
                                                         -------        -------
Capital expenditures                                       513.0          404.9
Depreciation, depletion and amortization                  (243.7)        (218.7)
Property, plant and equipment of acquired
 companies                                                  37.2              -
Asset sales, currency translation adjustments
 and other                                                 (14.7)         (23.9)
                                                         -------        -------
                                                           291.8          162.3
                                                         -------        -------
Balance at end of year                             $     3,020.5        2,728.7
                                                         =======        =======

--------------------------------------------------------------------------------

9.    OTHER ASSETS AND DEFERRED CHARGES
Other assets and deferred charges at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

Goodwill, less accumulated amortization
 (1996 - $39.4; 1995 - $34.5)                      $       130.6          120.8
Employee benefit plans                                     105.2          108.8
Debt issue costs                                            25.6           29.2
Intangible pension asset                                    20.5           18.0
Other intangible assets                                      4.0            4.0
Other                                                        2.1            2.2
                                                         -------        -------
                                                   $       288.0          283.0
                                                         =======        =======

--------------------------------------------------------------------------------

10.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at December 31 were as follows (in millions):
--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

Accounts payable                                   $       292.1          247.5
Employee benefit plans                                      31.5           55.8
Insurance and loss reserves                                 11.8           12.3
Salaries, wages and other compensation                      48.3           36.5
Environmental reserves                                      43.6           51.1
Smelting, refining and freight                              20.9           25.9
Other accrued taxes                                         16.1           17.6
Candelaria expansion                                        15.3              -
Shutdown, relocation and restructuring                      10.3            7.1
Interest *                                                  17.5           13.6
Returnable containers                                        3.6            3.3
Other                                                       53.9           34.1
                                                         -------        -------
                                                   $       564.9          504.8
                                                         =======        =======
---------------

* Interest paid by the Corporation in 1996 was $67.2 million, compared with $70.4 million in 1995 and $58.5 million in 1994.

--------------------------------------------------------------------------------

11.   OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

Postretirement and postemployment benefit plans    $       157.5          148.8
Other employee benefit plans                                41.5           39.9
Environmental reserves                                      71.8           92.1
Shutdown, relocation and restructuring                       5.4           11.2
Insurance and loss reserves                                 22.5           20.7
Other                                                       10.9            6.0
                                                         -------        -------
                                                   $       309.6          318.7
                                                         =======        =======

--------------------------------------------------------------------------------

12.   LONG-TERM DEBT AND OTHER FINANCING
Long-term debt at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                            1996           1995
                                                            ----           ----

7.75% Notes due 2002                               $       100.0          100.0
7.96% Notes due 1998-2000                                   50.0           50.0
Air Quality Control Obligations:
 5.45% Notes due 2009                                       81.1           81.1
 6.50% Installment sale obligations due 2013                90.0           90.0
Candelaria                                                 208.0          237.4
Ojos del Salado                                              6.0            8.0
Columbian Tiszai Carbon Ltd.                                25.0           30.0
Columbian Carbon Spain, S.A.                                10.9           14.1
Phelps Dodge International Corporation                      17.8           13.3
Other                                                        4.0            6.0
                                                         -------        -------
Long-term debt including current portion                   592.8          629.9
Less current portion                                        38.2           16.8
                                                         -------        -------
Long-term debt excluding current portion           $       554.6          613.1
                                                         =======        =======

--------------------------------------------------------------------------------

Annual maturities of debt outstanding at December 31, 1996, are as follows (in millions): 1997 - $38.2; 1998 - $49.5; 1999 - $56.9; 2000 - $48.1; 2001 - $30.3.

         An existing revolving credit agreement between the Corporation and several lenders was amended on June 4, 1996. The agreement, as amended and restated, permits borrowings of up to $500 million from time to time until its scheduled maturity on June 4, 2001. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from at least two-thirds of the lenders involved. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate, based on the Eurodollar Interbank Offered Rate or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of eight basis points (0.08 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1996, or December 31, 1995.

         Accuride Canada Inc. has a revolving credit facility that permits borrowings of up to U.S. $25.0 million. Interest on these borrowings is payable at a fluctuating rate based on the agent bank's Base Rate Canada, or a fixed rate based on the London Interbank Offered Rate (LIBOR), for maturities of one week to six months. This facility, which is subject to renewal annually, provides for a standby fee of one-eighth of 1 percent of the $25.0 million. There were no borrowings outstanding under this facility at either December 31, 1996, or December 31, 1995.

         The Corporation had other lines of credit totaling $100.0 million at December 31, 1996, and at December 31, 1995. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1996, or December 31, 1995.

         The Corporation had $66.5 million in short-term borrowings, all by its international operations, at December 31, 1996, compared with $66.6 million at December 31, 1995. The weighted average interest rate on this debt at December 31, 1996, and December 31, 1995, was 15.3 percent and 18.5 percent, respectively.

         The Corporation's 80-percent-owned Compania Contractual Minera Candelaria (CCMC) subsidiary borrowed $290 million under its project financing agreements to finance construction of the Candelaria copper project in Chile. Under the proportional consolidation method, the Corporation reflects 80 percent of this amount in its financial statements. These borrowings became non-recourse to the Corporation subsequent to the satisfaction of certain completion tests during the second quarter of 1995. This $290 million of 13-year financing comprises $200 million of floating rate dollar-denominated debt (with a rate based on the six-month LIBOR) and $60 million of fixed rate dollar-denominated debt, with a nine and one-half year repayment period that starts in 1997. The remaining $30 million of 13-year financing, representing floating rate debt denominated in Chilean pesos, was prepaid in December 1996 at a cost of $37.6 million including exchange losses and prepayment penalties. The Corporation also caused CCMC to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the cost of the $200 million of floating rate dollar-denominated debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month LIBOR exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

         The Corporation's 60-percent-owned Hungarian subsidiary, Columbian Tiszai Carbon Ltd., borrowed $33.5 million under facilities from the Overseas Private Investment Corporation (OPIC) and the European Bank for Reconstruction and Development (EBRD) to finance construction of a carbon black manufacturing plant. Both facilities became non-recourse to Columbian Chemicals Company subsequent to the satisfaction of certain completion tests during the first quarter of 1996. The OPIC facility is a $24.5 million fixed rate dollar borrowing bearing interest rates of between 8.01 percent and 9.15 percent, and the EBRD $9 million loan is a fixed rate dollar borrowing bearing an interest rate of 8.30 percent. The balances due on these borrowings mature in the years 1997 through 2001.

13.   SHAREHOLDERS' EQUITY
On March 6, 1996, the Corporation announced that its current share purchase authorization program had been increased from 5 million shares to 10 million shares. During 1996, the Corporation purchased 4,297,300 of its common shares at a total cost of $273.2 million. There were 64,711,000 shares outstanding on December 31, 1996. During 1995, the Corporation purchased 2,760,600 of its common shares at a total cost of $163 million. These purchases included 2,675,600 shares under a 5 million share buy-back program authorized on March 7, 1995, and 85,000 shares under a superseded program. These purchased shares were restored to the treasury.

         The Corporation has 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1996, or December 31, 1995.

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

14.   STOCK OPTION PLANS; RESTRICTED STOCK
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1979, 1987 and 1993. In each case, the option price equals the fair market value of the common shares on the day of the grant and an option's maximum term is 10 years. Options granted vest ratably over a three-year period. The options include limited stock appreciation rights under which an optionee has the right, in the event common shares are purchased pursuant to a third party tender offer or in the event a merger or similar transaction in which the Corporation shall not survive as a publicly held corporation is approved by the Corporation's shareholders, to relinquish the option and to receive from the Corporation an amount per share equal to the excess of the price payable for a common share in such offer or transaction over the option price per share.

         The Corporation elected the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in 1995. In accordance with the provisions of SFAS No. 123, the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in millions except per share amounts):

--------------------------------------------------------------------------------

                                                   1996       1995       1994
                                                   ----       ----       ----
Net income - as reported                     $    461.8      746.6      271.0
Net income - pro forma                            456.2      741.6      266.8

Earnings per share - as reported                   6.97      10.65       3.81
Earnings per share - pro forma                     6.89      10.60       3.76

--------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                   1996               1995
                                                  ------             ------

Expected dividend yield                            3.32%             3.34%
Expected stock price volatility                    24.0%             22.1%
Risk-free interest rate                             5.7%              6.0%
Expected life of options                         3 years           3 years

The weighted average fair value of options granted during 1996 was $12.68 per share, compared with $11.04 in 1995.

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

         In 1996, the Corporation suspended the 1989 Directors Stock Option Plan (1989 Plan), thereby eliminating the annual grant of options to directors. The 1989 Plan was replaced with the 1997 Directors Stock Unit Plan which provides to each non-employee director an annual grant of stock units having a value equivalent to the Corporation's common shares.

         At December 31, 1996, options for 354,360 shares, 40,938 shares and 1,384,580 shares were exercisable under the 1987 plan, the 1989 plan and the 1993 plan, respectively, at average prices of $45.18, $41.93 and $57.99 per share. In addition, 227,700 shares of Restricted Stock issued under the 1993 plan were outstanding at December 31, 1996. Also at December 31, 1996, 2,049,541 shares were available for option grants (including 748,758 shares as restricted stock awards) under the 1993 plan (plus an additional 488,032 shares that may be issued as reload options) and 83,219 shares were available for option grants under the 1989 plan. These amounts are subject to future adjustment. No further options may be granted under the 1987 plan. There were no options outstanding under the 1979 plan as of December 31, 1996, or December 31, 1995.

         Changes during 1994, 1995 and 1996 in options outstanding for the combined plans were as follows:

--------------------------------------------------------------------------------

                                                               Average option
                                               Shares          price per share
                                               ------          ----------------

Outstanding at December 31, 1993              2,379,561        $     40.88
  Granted                                       961,087              58.35
  Exercised                                    (479,660)             37.32
  Expired or terminated                         (28,802)             44.34
                                              ---------
Outstanding at December 31, 1994              2,832,186              47.38
  Granted                                       953,838              66.37
  Exercised                                    (635,881)             38.19
  Expired or terminated                        (110,345)             51.03
                                              ---------
Outstanding at December 31, 1995              3,039,798              55.13
  Granted                                       810,551              71.49
  Exercised                                    (552,973)             45.19
  Expired or terminated                         (98,182)             62.71
                                              ---------
Outstanding at December 31, 1996 *            3,199,194              60.76
                                              =========
---------------

* Exercise prices for options outstanding at December 31, 1996, range from a minimum of approximately $21 per share to a maximum of approximately $76 per share. The average remaining maximum term of options outstanding is approximately eight years.

--------------------------------------------------------------------------------

         Changes during 1994, 1995 and 1996 in Restricted Stock were as follows:

--------------------------------------------------------------------------------

                                                               Shares
                                                               ------

Outstanding at December 31, 1993                               100,200
  Granted                                                       14,226
  Terminated                                                  (13,000)
  Released                                                    (33,400)
                                                             ---------
Outstanding at December 31, 1994                                68,026
  Granted                                                      186,516
  Released                                                    (28,617)
                                                             ---------
Outstanding at December 31, 1995                               225,925
  Granted                                                       17,000
  Terminated                                                   (4,500)
  Released                                                    (10,725)
                                                             ---------
Outstanding at December 31, 1996                               227,700
                                                             =========

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

         The status of employee pension benefit plans at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                 Overfunded        Underfunded
                                                    Plans             Plans
                                                -------------      ------------
                                                1996     1995      1996    1995
                                                ----     ----      ----    ----
Actuarial  present value of projected
 benefit  obligation,  based on employment
 service to date and current salary levels:
  Vested employees                            $    507     335       41     194
  Non-vested employees                              34      18        6      17
                                                 -----   -----    -----   -----
  Accumulated benefit obligation                   541     353       47     211
  Additional amounts related to projected
   salary increases                                 43      39        6       5
                                                 -----   -----    -----   -----
  Total projected benefit obligation               584     392       53     216

Plan assets at fair value                          681     448       22     178
                                                 -----   -----    -----   -----
Projected pension benefit obligation in
 excess of (less than) plan assets                 (97)    (56)       31     38
Unamortized net asset (liability)
  existing at January 1, 1985                        5      10        -      (3)
Unrecognized prior service cost                    (22)    (14)      (5)    (15)
Unrecognized net gain (loss) from
 actuarial experience                               23     (12)      (9)    (11)
                                                 -----   -----    -----   -----
Accrued (prepaid) pension cost                $    (91)    (72)      17       9
                                                 =====   =====    =====   =====

--------------------------------------------------------------------------------

         The Corporation's pension plans were valued between November 1, 1994, and January 1, 1995, and between November 1, 1995, and January 1, 1996. The obligations were projected to and the assets were valued as of the end of 1995 and 1996. Of its 13 U.S. pension plans at December 31, 1996, nine were overfunded while four were underfunded. Effective November 30, 1996, 10 U.S. salaried and non-bargained hourly pension plans were consolidated into one plan. In addition, pension plans were added in 1996 as a result of the acquisition of Nesor Alloy Corporation. Of the Corporation's 21 U.S. pension plans at December 31, 1995, eight were overfunded while 13 were underfunded. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

         The components of net periodic pension cost were as follows (in millions):

--------------------------------------------------------------------------------

                                                      1996       1995      1994
                                                      ----       ----      ----

Benefits earned during the year                 $     14.2       11.2      12.6
Interest accrued on projected benefit
 obligation                                           43.4       42.9      40.1
Return on assets - actual                           (108.4)    (119.6)     (0.4)
                 - unrecognized gain (loss)           51.8       66.6    (51.2)
Net amortization                                       1.5        1.0       1.2
                                                   -------    -------   -------
   Net periodic pension cost for the year       $      2.5        2.1       2.3
                                                   =======    =======   =======

--------------------------------------------------------------------------------

         Assumptions  used to develop the net periodic  pension cost  included a
7.25 percent discount rate in 1996, compared with discount rates of 8.5 percent and 7.25 percent in 1995 and 1994, respectively. An expected long-term rate of return on assets of 9.5 percent and a rate of increase in compensation levels of 4 percent were used for 1996, 1995 and 1994. For the valuation of pension obligations, the discount rate at the end of 1996 was 7.25 percent, equivalent to the discount rate at the end of 1995 and decreased from 8.5 percent at the end of 1994.

         The Corporation recognizes a minimum liability in its financial statements for its underfunded plans. "Other liabilities and deferred credits" at December 31, 1996, included $10 million relating to this minimum liability, compared with $26 million at December 31, 1995. This amount was offset by a $4 million intangible asset, a $4 million reduction in "Common Shareholders' Equity" and a $2 million deferred tax benefit at December 31, 1996, compared with an $18 million intangible asset, a $5 million reduction in "Common Shareholders' Equity" and a $3 million deferred tax benefit at December 31, 1995.

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

16.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Corporation records its obligation for postretirement medical and life insurance benefits on the accrual basis. One of the principal requirements of the method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.

         Substantially all of the Corporation's U.S. employees who retire from active service on or after normal retirement age of 65 are eligible for life insurance benefits. The Corporation also provides postretirement life insurance for employees of international subsidiaries in some cases. Life insurance benefits also are available under certain early retirement programs or pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such benefits were paid out of a previously established fund maintained by an insurance company; however, a portion was paid through an insurance contract. Health care insurance benefits also are provided for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Corporation.

         The status of employee postretirement benefit plans at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                               1996       1995
                                                               ----       ----
Accumulated Postretirement Benefit Obligation:
  Retirees                                             $         74         80
  Fully eligible active plan participants                        14         10
  Other active plan participants                                 64         61
                                                            -------    -------
  Total accumulated postretirement benefit
   obligation                                                   152        151

Plan assets at fair value                                        11         11
                                                            -------    -------
Accumulated postretirement benefit obligation in
 excess of plan assets                                          141        140
Unrecognized prior service cost                                   7          7
Unrecognized net gain (loss) from actuarial
 experience                                                      (1)       (10)
                                                            -------    -------
Accrued postretirement benefit cost                    $        147        137
                                                            =======    =======

--------------------------------------------------------------------------------

         The components of net periodic postretirement benefit cost were as follows (in millions):

--------------------------------------------------------------------------------

                                                      1996       1995      1994
                                                      ----       ----      ----
Benefits attributed to service during
 the year                                       $        4          4         4
Interest cost on accumulated postretirement
 benefit obligation                                     10         11        10
Return on assets - actual                               (1)        (1)       (1)
Net amortization                                         -         (1)       (1)
                                                   -------    -------   -------
Net periodic postretirement benefit cost
 for the year                                   $       13         13        12
                                                   =======    =======   =======

--------------------------------------------------------------------------------

         For 1996 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 8 percent for 1997 decreasing gradually to 5.3 percent by 2008 and remaining at that level thereafter. For 1995 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 9 percent for 1996 decreasing gradually to 5.3 percent by 2010 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $12.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent for 1996, the same as that used for 1995. The expected long-term rate of return on plan assets was 8 percent for both years. Assumptions used to develop net periodic postretirement benefit cost included a 7.25 percent discount rate in 1996, a decrease from 8.5 percent in 1995 and equivalent to the 7.25 percent discount rate used in 1994.

17.   COMMITMENTS
Rent expense for the years 1996, 1995 and 1994 was (in millions): $15.6, $18.8 and $23.5, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year totaled $53.0 million at December 31, 1996. These commitments for future periods are as follows (in millions): 1997 - $12.6; 1998 - $10.3; 1999 - $9.1; 2000 - $6.0;
2001 - $5.3; 2002 and thereafter - $9.7.

         The Corporation enters into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of its expected future mine production. See Note 19 to the Consolidated Financial Statements to which reference should be made for a fuller understanding of these arrangements with respect to expected 1997 production.

         On December 31, 1996, the Corporation's share of outstanding commitments was approximately $72 million to construction contractors and equipment manufacturers for the expansion of the Candelaria copper mining complex in northern Chile.

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 37 sites.

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

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector has adopted rules for the Arizona program in January 1997, and the Corporation's operations are expected to begin submitting the required reclamation plans in March 1997. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation. At this time, it is not possible to quantify the impact of the new laws and regulations on the Corporation.

         By a letter agreement dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land use issues involving the Tribe's reservation. Since that time, comprehensive settlement agreements among the Tribe, the Corporation and other parties have been under negotiation. In the more recent phases of the settlement negotiations, the Tribe has sought terms that the Corporation believes are unacceptable and inconsistent with the principles set forth in the September 7, 1990, letter agreement. The Tribe has also notified the Corporation to make preparations to stop using the reservation for water transportation by July 1997, at the latest. The Corporation obtains water for its Morenci complex from several sources, including through the operation of a pump station on reservation lands adjacent to the Black River, and uses the natural channel of Eagle Creek, which is partially located on the reservation, to transport water from Black River and certain other sources to its Morenci complex. The Corporation believes that it holds valid rights of way and easements and has other legal rights sufficient to allow for the continued operation of the Black River pump station on reservation lands and for the use of Eagle Creek. However, if the Corporation were to lose the use of the Black River pump station, and was unable to transport water using the natural channel of Eagle Creek, that might adversely affect production at the Morenci complex depending upon the availability of alternative sources of water. The parties are continuing to discuss all of these matters. The federal legislation authorizing settlement of the Tribe's water rights claims with the Corporation and the other parties to the proceeding has been extended for a six-month period expiring June 30, 1997.

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

         COPPER PRICE PROTECTION AGREEMENTS - Depending on market conditions, the Corporation may periodically purchase or sell various copper option contracts to mitigate the risk of adverse price fluctuations on a portion of its expected future mine production. With respect to 1996 production, the Corporation had contracts that provided a combination of minimum and maximum quarterly average London Metal Exchange (LME) prices for approximately 185 million pounds of third quarter copper production that resulted in payments of $3.1 million to Phelps Dodge. In addition, the Corporation had contracts that provided a combination of minimum and maximum LME prices per pound for approximately 790 million pounds of copper that expired without payment to Phelps Dodge. During the 1996 third quarter, the Corporation sold copper price protection contracts that covered 94 million pounds of anticipated production in the fourth quarter of 1996 and 85 million pounds of anticipated production in the first quarter of 1997. This resulted in immediate cash payments to the Corporation of $15.6 million. Consequently, $8.8 million for 1996 fourth quarter contracts was recognized in income during the fourth quarter and $6.8 million for 1997 first quarter contracts was deferred and will be recognized in income during the 1997 first quarter.

         With respect to 1995 production, the Corporation had contracts that provided minimum quarterly average LME prices of 80 cents per pound for approximately 640 million pounds of copper. These contracts expired without payment to Phelps Dodge. In addition, the Corporation had contracts in 1995 that provided minimum (approximately 95 cents) and maximum (approximately $1.33) LME prices per pound for approximately 650 million pounds of copper. These contracts expired on December 31, 1995, and the Corporation made payments totaling $1.3 million to the financial institutions involved. During 1994, contracts that provided the Corporation with minimum average LME copper prices of 75 cents per pound for about 244 million pounds of production expired without payment to Phelps Dodge.

         With respect to 1997 production, the Corporation has entered into contracts with several financial institutions that provide for a minimum 1997 first quarter average price of 90 cents per pound for a net position of approximately 85 million pounds of copper cathode.

         COPPER FUTURES CONTRACTS - The Corporation's objective and practice is to sell its copper at a price based on the New York Commodity Exchange (COMEX) average price in the month of shipment. However, a few customers request a firm price as of a specified date prior to or during the month of shipment. In such transactions, the Corporation usually hedges such sales commitments by entering into copper futures and copper swap contracts that approximate the shipment quantities and periods. The copper futures contracts are then liquidated during the month of shipment which generally results in realization of the COMEX average monthly price for copper shipped. The liquidation process involves the use of offsetting futures contracts. Therefore, the notional value, which represents the absolute sum of all outstanding copper futures contracts, is not an accurate measurement of risk to the Corporation from the use of such derivative financial instruments. Swap contracts are settled at the COMEX average monthly price in the month copper is shipped. At December 31, 1996, the Corporation had futures and swap hedge contracts in place for approximately 149 million pounds of copper with an approximate net value of $143 million and an aggregate notional value of approximately $156 million. The copper futures and swap contracts acquired by the Corporation at year end had maturities of two years or less. The Corporation had deferred unrecognized gains of $2.3 million on its futures and swap contracts at December 31, 1996. With respect to 1995, at year end the Corporation had futures and swap hedge contracts in place for approximately 104 million pounds of copper at an approximate net value of $125 million and an aggregate notional value of approximately $125 million. At December 31, 1995, the Corporation had deferred unrecognized losses on its futures and swap contracts of $2.4 million as the offsetting customer transactions had not matured.

         FOREIGN EXCHANGE CONTRACTS - The Corporation periodically enters into forward exchange and currency option contracts to hedge certain recorded transactions, firm commitments and other anticipated transactions denominated in foreign currencies. The objective of the Corporation's foreign currency hedging activities is to protect the Corporation from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. In hedging a transaction, the Corporation's foreign exchange hedging strategy may, from time to time, involve the use of a number of offsetting currency contracts to minimize the cost of the underlying hedge. Thus, the notional value, which represents the arithmetic sum of all outstanding foreign currency hedging instruments, is not a measurement of risk to the Corporation from the use of derivative financial instruments. At December 31, 1996, the Corporation had protection in place for approximately $141 million of recorded, committed and anticipated foreign currency transactions through the use of forward contracts and currency options with a matching aggregate notional value. The forward contracts and currency options acquired by the Corporation have maturities of less than one year. The Corporation did not have any deferred unrecognized gains or losses on its foreign exchange contracts at December 31, 1996, or December 31, 1995.

         INTEREST RATE PROTECTION AGREEMENT - The Corporation has caused its 80-percent-owned Candelaria copper project in Chile to enter into an interest rate protection agreement with certain financial institutions to limit the effect of increases in the interest rate on $200 million of floating rate dollar-denominated debt. Under the terms of the agreement, the project will receive payments from these institutions if the six-month London Interbank Offered Rate (LIBOR) exceeds 9 percent prior to December 31, 2001, and 11 percent during the two subsequent years ending December 31, 2003.

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

         Standby letters of credit and financial guarantees -- the fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The Corporation, including certain subsidiaries, have various guarantees and letters of credit totaling $86.2 million. There is no market for these guarantees or standby letters of credit and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

         The estimated fair values of the Corporation's financial instruments as of December 31, 1996, were as follows (in millions):

--------------------------------------------------------------------------------

                                                          Carrying     Fair
                                                           Amount      Value
                                                          --------     -----

Cash and short-term investments                       $     470.1      470.1
Copper option contracts - assets (liabilities)              (5.1)        0.3
Investments and long-term receivables (including
 amounts due within one year) for which it is
 practicable to estimate fair value *                        37.5      188.6
Long-term debt (including amounts due
 within one year)                                           592.8      613.4
Interest rate protection agreements - assets                  2.5        1.0
Foreign currency exchange contracts - assets
 (liabilities)                                               (0.6)      (0.7)
-----------

* The Corporation's largest cost basis investment is its minority interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. Phelps Dodge's interest in SPCC was reduced from 16.25 percent to 13.9 percent through an exchange offering of SPCC common shares consummated in 1996. Based on the New York Stock Exchange closing market price of those SPCC shares as of December 31, 1996, the estimated fair value of the Corporation's investment in SPCC is approximately $163 million. Phelps Dodge's ownership interest in SPCC is represented by its share of a class of SPCC common stock which is currently not registered for trading on any public exchange.

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

         Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis, and produces gold, silver, molybdenum and copper chemicals as byproducts, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

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

         The Corporation's total 1996 sales included exports of $60.2 million from U.S. operations to unaffiliated foreign customers, compared with $93.7 million in 1995 and $76.2 million in 1994. Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

         The following tables give a summary of financial data by business segment and geographic area for the years 1994 through 1996. Major unusual items during the three-year period included (i) a 1996 pre-tax provision of $10.0 million included in Phelps Dodge Mining Company's operating income resulting from a reclamation provision related to the Court ordered rescission of a 1986 sale of property, (ii) a 1995 pre-tax gain of $26.8 million included in Phelps Dodge Industries' operating income from the sale by its carbon black operations of a synthetic iron oxide facility, (iii) a 1994 pre-tax charge of $94.4 million to Phelps Dodge Mining Company's operating income for costs associated with environmental matters and asset dispositions, and (iv) a 1994 pre-tax charge of $44.6 million to Phelps Dodge Industries' operating income for costs associated with environmental matters and asset dispositions, including $17.6 million for carbon black facilities and $27.0 million for wire and cable and specialty conductor facilities. (See Note 2 to the Consolidated Financial Statements for a further discussion of these issues.)

FINANCIAL DATA BY BUSINESS SEGMENT
(In millions)

-------------------------------------------------------------------------------------------------------
                                                          Phelps Dodge Industries
                                       Phelps     --------------------------------
                                       Dodge    Specialty Wheels     Wire           Corporate
                                       Mining   Chemicals & Rims  & Cable   Total   & Other    Total
                                       ------    ------   ------  -------   -----    -------   -----
1996
 Sales and other operating revenues:
   Unaffiliated customers             $ 2,091.1    437.0    307.8  950.7   1,695.5          -  3,786.6

   Intersegment                           265.8        -        -    0.5       0.5          -    266.3

 Operating income (loss)                  526.6     79.8     41.4  104.6     225.8      (39.5)   712.9

 Identifiable assets at
  December 31                           2,938.2    476.0    285.4  802.9   1,564.3      313.9  4,816.4

 Depreciation, depletion and
  amortization                            150.7     34.3     20.1   42.8      97.2        1.6    249.5

 Capital outlays                          330.2     72.2      9.6   97.8     179.6        3.2    513.0

 Equity earnings                            6.9      0.1      0.1    3.4       3.6          -     10.5
-------------------------------------------------------------------------------------------------------
1995
 Sales and other operating revenues:
   Unaffiliated customers             $ 2,488.7    420.8    357.8  918.1   1,696.7          -  4,185.4

   Intersegment                           275.0        -        -    0.6       0.6          -    275.6

 Operating income (loss)                  896.8    103.9     45.6   93.8     243.3      (39.6) 1,100.5

 Identifiable assets at
  December 31                           2,839.2    424.0    299.5  632.0   1,355.5      451.2  4,645.9

 Depreciation, depletion and
  amortization                            134.0     33.2     21.1   33.9      88.2        1.3    223.5

 Capital outlays                          321.6     22.6      6.9   52.8      82.3        1.0    404.9

 Equity earnings                            4.5        -      0.3    1.7       2.0          -      6.5
-------------------------------------------------------------------------------------------------------
1994
 Sales and other operating revenues:
   Unaffiliated customers             $ 1,820.7    335.0    333.6  799.9   1,468.5          -  3,289.2

   Intersegment                           218.5        -        -    1.7       1.7          -    220.2

 Operating income (loss)                  326.4     20.0     42.3   43.8     106.1      (32.1)   400.4

 Identifiable assets at
  December 31                           2,450.2    439.9    341.8  621.5   1,403.2      280.4  4,133.8

 Depreciation, depletion and
  amortization                            105.1     34.1     20.5   34.5      89.1        1.1    195.3

 Capital outlays                          299.2     19.6      6.4   29.1      55.1        0.7    355.0

 Equity earnings                            5.6      0.3      0.3    2.4       3.0          -      8.6
-------------------------------------------------------------------------------------------------------

FINANCIAL DATA BY GEOGRAPHIC AREA
(In millions)

----------------------------------------------------------------------------

                                                1996          1995         1994
                                                ----          ----         ----

SALES AND OTHER OPERATING REVENUES:
 Unaffiliated customers
  United States                        $     2,773.5       3,072.6      2,485.9
  Latin America                                414.6         537.3        346.7
  Other                                        598.5         575.5        456.6
                                          ----------    ----------   ----------
                                       $     3,786.6       4,185.4      3,289.2
                                          ==========    ==========   ==========
 Intergeographic areas *
  United States                        $        11.9          13.1         19.3
  Latin America                                 14.9          23.7            -
  Other                                         43.5          47.9         54.4
                                          ----------    ----------   ----------
                                       $        70.3          84.7         73.7
                                          ==========    ==========   ==========
OPERATING INCOME:
 United States                         $       544.9         810.4        337.2
 Latin America                                  64.5         196.8         30.0
 Other                                         103.5          93.3         33.2
                                          ----------    ----------   ----------
                                       $       712.9       1,100.5        400.4
                                          ==========    ==========   ==========
IDENTIFIABLE ASSETS AT DECEMBER 31:
 United States                         $     3,196.2       3,157.1      2,789.0
 Latin America                               1,000.1         931.3        798.2
 Other                                         620.1         557.5        546.6
                                          ----------    ----------   ----------
                                       $     4,816.4       4,645.9      4,133.8
                                          ==========    ==========   ==========
-----------

         * Intracompany sales from the geographic area referenced to the other geographic areas listed.

--------------------------------------------------------------------------------

Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

         None.




                                    Part III

Items 10, 11, 12 and 13.
------------------------

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation" and "Other Matters" in Phelps Dodge Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 7, 1997 (the 1997 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 1997 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 1997.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)   1.   Financial Statements.

      2.   Financial Statement Schedule.

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

      3.2 By-Laws of the Corporation, as amended effective March 5, 1997 (SEC File No. 1-82).

      4.1      Reference is made to Exhibits 3.1 and 3.2 above.

      4.3 Rights Agreement, dated as of July 29, 1988 and Amended and Restated as of December 6, 1989, between the Corporation and Chase Bank (formerly Chemical Bank), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K filed on December 7, 1989 (SEC File No. 1-82)).

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

      10.2 The Corporation's 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation's Registration Statement on Form S-8 (Reg. No. 33-34363)).

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

      10.5 Deferred Compensation Plan for the Directors of the Corporation, amended and restated as of December 4, 1996 (SEC File No. 1-82).

      10.6 Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1997 Proxy Statement (incorporated by reference to Exhibit 10.7 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

      10.7 Form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1997 Proxy Statement (incorporated by reference to Exhibit 10.11 to the Corporation's 1988 Form 10-K (SEC File No. 1-82)).

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

      10.10 The Corporation's 1997 Directors Stock Unit Plan effective January 1, 1997 (SEC File No. 1-82).

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

(b)   Reports on Form 8-K:

      No current Reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1996.

Schedule VIII

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

(In thousands)

                                             Additions
                                         -----------------
                            Balance at   Charged to                    Balance
                            beginning    costs and           Deduc-    at end
                            of period    expenses    Other   tions     of period
                            ---------    --------    -----   -----     ---------


Reserve deducted in
balance sheet from
the asset to which
applicable:

Accounts Receivable:

 December 31, 1996       $  12,000       4,300       (200)    1,900    14,200

 December 31, 1995          11,800       2,000       (800)    1,000    12,000

 December 31, 1994          12,200       1,900          -     2,300    11,800



Supplies:

 December 31, 1996       $  10,500       1,300        100     3,000     8,900

 December 31, 1995          14,000         600        200     4,300    10,500

 December 31, 1994          12,700         700      3,100     2,500    14,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PHELPS DODGE CORPORATION
                                                         (Registrant)

March 17, 1997                                 By:   Thomas M. St. Clair
                                                     --------------------
                                                     Thomas M. St. Clair
                                                     Senior Vice President
                                                     and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           Chairman of the Board, President,
                           Chief Executive Officer
                           and Director
Douglas C. Yearley         (Principal Executive Officer)          March 17, 1997
-------------------
Douglas C. Yearley

                           Senior Vice President
                           and Chief Financial Officer
Thomas M. St. Clair        (Principal Financial Officer)          March 17, 1997
-------------------
Thomas M. St. Clair

                           Vice President and Controller
Gregory W. Stevens         (Principal Accounting Officer)         March 17, 1997
-------------------
Gregory W. Stevens

Robert N. Burt, Paul W. Douglas,                   )
William A. Franke, Paul Hazen, Marie L. Knowles    )
Robert D. Krebs, Southwood J. Morcott,             )              March 17, 1997
Gordon R. Parker, J. Steven Whisler, Directors     )

By:      Thomas M. St. Clair
         -------------------
         Thomas M. St. Clair
         Attorney-in-fact