Form 10-Q
period 1997-03-31
PHELPS DODGE CORP
filed 1997-05-14
CIK 78066

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


                      For the quarter ended March 31, 1997

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

Number of Common Shares outstanding at May 9, 1997:  61,923,355 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                Table of Contents
                                -----------------

Part I.  Financial Information

      Item 1.  Financial Statements
         Statement of Consolidated Income
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Common Shareholders' Equity
         Notes to Consolidated Financial Information
         Review by Independent Accountants
         Report of Independent Accountants on Review of Interim
           Financial Information

      Item 2.  Management's Discussion and Analysis
         Results of Operations
         Results of Phelps Dodge Mining Company
         Results of Phelps Dodge Industries
         Other Matters Relating to the Statement of Consolidated Income Changes in Financial Condition

Part II.  Other Information

      Item 1.  Legal Proceedings

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                            First Quarter
                                                            -------------
                                                            1997         1996
                                                            ----         ----

SALES AND OTHER OPERATING REVENUES                       $ 1,021.7      1,004.7
                                                         ---------     --------
OPERATING COSTS AND EXPENSES
   Cost of products sold                                     695.9        664.5
   Depreciation, depletion and amortization                   68.9         61.2
   Selling and general administrative expense                 33.7         30.5
   Exploration and research expense                           17.2         18.7
                                                         ---------     --------
                                                             815.7        774.9
                                                         ---------     --------
OPERATING INCOME                                             206.0        229.8
   Interest expense                                          (16.4)       (17.2)
   Capitalized interest                                        2.5          0.2
   Miscellaneous income and expense, net                       9.9         15.0
                                                         ---------     --------
INCOME BEFORE TAXES, MINORITY INTERESTS AND
 EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES              202.0        227.8
   Provision for taxes on income                             (64.6)       (72.9)
   Minority interests in consolidated
    subsidiaries                                              (2.3)        (3.4)
   Equity in net earnings of affiliated
    companies                                                  2.4          1.6
                                                         ---------     --------
NET INCOME                                               $   137.5        153.1
                                                         =========     ========

EARNINGS PER SHARE                                       $    2.12         2.26
                                                         =========     ========

AVERAGE NUMBER OF SHARES OUTSTANDING                          64.7         67.8

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)
                                                            First Quarter
                                                            -------------
                                                          1997           1996
                                                          ----           ----

SALES AND OTHER OPERATING REVENUES
   Phelps Dodge Mining Company                          $  590.3          584.6
   Phelps Dodge Industries                                 431.4          420.1
                                                        --------        -------
                                                        $1,021.7        1,004.7
                                                        ========        =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining Company                          $  171.8          184.6
   Phelps Dodge Industries                                  45.3           54.4
   Corporate and other                                     (11.1)          (9.2)
                                                        --------        -------
                                                        $  206.0          229.8
                                                        ========        =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)
                                                          March 31, December 31,
                                                            1997         1996
                                                            ----         ----
ASSETS
  Cash and short-term investments, at cost                $  422.0        470.1
  Accounts receivable, net                                   523.6        489.1
  Inventories                                                297.7        293.0
  Supplies                                                   119.3        117.0
  Prepaid expenses                                            19.1          6.1
  Deferred income taxes                                       46.2         46.2
                                                          --------      -------
     Current assets                                        1,427.9      1,421.5
  Investments and long-term accounts receivable               90.9         86.4
  Property, plant and equipment, net                       3,074.8      3,020.5
  Other assets and deferred charges                          285.0        288.0
                                                          --------      -------
                                                          $4,878.6      4,816.4
                                                          ========      =======

LIABILITIES
  Short-term debt                                         $   62.9         66.5
  Current portion of long-term debt                           51.7         38.2
  Accounts payable and accrued expenses                      581.9        564.9
  Income taxes                                                57.8         16.3
                                                          --------      -------
     Current liabilities                                     754.3        685.9
  Long-term debt                                             531.8        554.6
  Deferred income taxes                                      442.4        424.9
  Other liabilities and deferred credits                     307.8        309.6
                                                          --------      -------
                                                           2,036.3      1,975.0
                                                          --------      -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES               87.6         85.5
                                                          --------      -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 63.4 outstanding
   (12/31/96 - 64.7)                                         396.5        404.4
  Retained earnings                                        2,475.9      2,465.0
  Cumulative translation adjustments                        (103.6)       (98.8)
  Other                                                      (14.1)       (14.7)
                                                          --------      -------
                                                           2,754.7      2,755.9
                                                          --------      -------
                                                          $4,878.6      4,816.4
                                                          ========      =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                Three months
                                                                   ended
                                                                  March 31,
                                                               --------------
                                                              1997        1996
                                                              ----        ----
OPERATING ACTIVITIES
 Net income                                                 $ 137.5       153.1
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                    68.9        61.2
   Deferred income taxes                                       18.2        22.8
   Equity earnings net of dividends received                   (2.0)       (1.6)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                (37.4)      (59.7)
    (Increase) decrease in inventories                         (6.1)       16.9
    (Increase) decrease in supplies                            (2.6)        3.2
    (Increase) decrease in prepaid expenses                   (14.0)       (7.2)
    (Increase) decrease in deferred income taxes               (0.1)        0.7
    Increase (decrease) in interest payable                     3.6         4.0
    Increase (decrease) in other accounts
     payable                                                   15.2        (8.4)
    Increase (decrease) in income taxes                        41.5        40.8
    Increase (decrease) in other accrued
     expenses                                                  (0.6)       (8.1)
   Other adjustments, net                                       1.3         4.2
                                                            -------      ------
     Net cash provided by operating activities                223.4       221.9
                                                            -------      ------
INVESTING ACTIVITIES
 Capital outlays                                             (122.7)      (99.0)
 Capitalized interest                                          (2.5)       (0.2)
 Investment in subsidiaries                                     0.3         --
 Proceeds from asset dispositions and other                     1.1         0.6
                                                            -------      ------
     Net cash used in investing activities                   (123.8)      (98.6)
                                                            -------      ------
FINANCING ACTIVITIES
 Increase in debt                                               --          5.0
 Payment of debt                                              (11.6)       (4.3)
 Common dividends                                             (32.3)      (30.3)
 Purchase of common shares                                   (109.3)     (129.3)
 Other, net                                                     5.5        10.6
                                                            -------      ------
 Net cash used in financing activities                       (147.7)     (148.3)
                                                            -------      ------
 DECREASE IN CASH AND SHORT-TERM INVESTMENTS                  (48.1)      (25.0)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                          470.1       608.5
                                                            -------      ------
CASH AND SHORT-TERM INVESTMENTS AT END
 OF PERIOD                                                  $ 422.0       583.5
                                                            =======      ======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)


                        Common Shares                  Cumulative
                      -----------------                Translation
                       Number                          Adjustments    Common
                         of      At Par     Retained       and     Shareholders'
                       shares     Value     Earnings      Other       Equity
                       ------     -----     --------      -----       -------
Balance at
 December 31, 1996      64.7     $ 404.4    $ 2,465.0   $ (113.5)   $ 2,755.9
  Stock options
   exercised             0.2         1.3          5.8                     7.1
  Common shares
   purchased            (1.5)       (9.2)      (100.1)                 (109.3)
  Net income                                    137.5                   137.5
  Dividends on common
   shares                                       (32.3)                  (32.3)
  Translation
   adjustment                                               (4.8)        (4.8)
  Other                                                      0.6          0.6
                       -----     -------    ---------   ---------   ---------
Balance at
 March 31, 1997         63.4     $ 396.5    $ 2,475.9   $ (117.7)   $ 2,754.7
                       =====     =======    =========   =========   =========

See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1996. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. The Corporation currently has no copper price protection contracts in place. Contracts covering 85 million pounds of first quarter 1997 copper cathode expired without payment.

         During the 1996 third quarter, the Corporation liquidated a portion of its copper price protection contracts that covered anticipated mine production in the first quarter of 1997. Consequently, a $6.8 million gain was recognized in pre-tax income during the 1997 first quarter.

4. The effect of the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share," would be immaterial on a pro forma basis for the calculation of earnings per share for the first quarter of 1997.


REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>
                              PRICE WATERHOUSE LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of the Phelps Dodge Corporation



We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 1997 and the consolidated statements of income, of cash flows and of common shareholders' equity for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated January 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
April 9, 1997
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $137.5 million, or $2.12 per common share, in the first quarter of 1997, compared with $153.1 million, or $2.26 per common share, in the 1996 first quarter.

         Earnings were lower in the 1997 first quarter than in the corresponding 1996 period principally as a result of lower average copper prices. Average spot prices per pound of cathode copper on the New York Commodity Exchange (COMEX) were approximately 7 cents per pound, or 6 percent, lower in the first quarter of 1997 than the average prices in the corresponding 1996 period. The effect of this price decrease was offset in part by higher volumes of copper sold from mine production.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.6 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $16 million.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.11 in the 1997 first quarter, compared with $1.18 in the corresponding 1996 period. From April 1 to May 9, 1997, the COMEX price averaged $1.10 per pound, closing at $1.12 on May 9, 1997.

         Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. For a further discussion of the Corporation's copper price protection arrangements for 1997 production, see Note 3 to the Consolidated Financial Information.

         Sales were $1,021.7 million in the 1997 first quarter, compared with $1,004.7 million in the corresponding 1996 period. This increase principally resulted from greater sales volumes of copper and from higher sales volumes in the wire and cable business, which were partially offset by lower average copper prices and lower sales volumes of wheels and rims and specialty chemicals.


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

================================================================================
                                                               First Quarter
                                                               -------------
                                                             1997          1996
                                                             ----          ----

Copper production (short tons):
  Total production                                         235,300       231,400
  Less minority participants' shares *                      40,700        41,200
                                                           -------       -------
  Net Phelps Dodge share                                   194,600       190,200
                                                           =======       =======
Copper sales (short tons):
  Net Phelps Dodge share from own mines                    192,800       190,400
  Purchased copper                                          73,100        62,100
                                                           -------       -------
  Total copper sales                                       265,900       252,500
                                                           =======       =======
New York Commodity Exchange
  average spot price per
  pound - copper cathodes                                     1.11          1.18

                                                                (in millions)

Sales and other operating revenues                           590.3         584.6
Operating income                                             171.8         184.6
---------------------

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

================================================================================

         Phelps Dodge Mining Company's sales of copper in the first quarter of 1997 increased by 13,400 tons, or 5 percent, compared with the corresponding 1996 period. This sales volume increase, which principally consisted of copper purchased for resale, was offset for the most part by a 7 cents per pound decrease in average copper prices in the 1997 first quarter compared with the year-earlier period. Resulting sales and other operating revenues in the first quarter of 1997 were $590.3 million, or 1 percent higher than those in the corresponding 1996 period.

         Phelps Dodge Mining Company recorded operating income of $171.8 million in the 1997 first quarter, compared with $184.6 million in the corresponding 1996 period. This decrease primarily reflected the lower average copper prices and modestly higher copper production costs, which were partially offset by slightly higher volumes of copper sold from mine production. Copper sold from mine production increased by 2,400 tons, or 1 percent, over that sold in the corresponding 1996 period. Higher 1997 copper production costs resulted principally from increased depreciation rates, slightly higher energy costs and lower by-product credits from precious metals.

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of May 9, 1997, employees who were covered by the agreements have continued to work without a contract.

         On May 7, 1997, the Corporation announced plans to resume production at its Ajo copper mine in southern Arizona where mining operations have been suspended since 1984. Construction of a $238 million modernization of the facility is scheduled to begin in early 1998, pending completion of environmental permitting, with commercial production expected to begin as soon as late 1999. When operating at full capacity, Ajo is expected to add 135 million pounds of copper to the Corporation's annual production.

         On May 6, 1997, the Corporation acquired an indirect 40 percent voting interest, representing an indirect 26.67 percent economic interest, in Compania San Ignacio de Morococha S.A., a leading Peruvian zinc mining company that annually produces approximately 130 million pounds of zinc.


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

================================================================================

                                                               First Quarter
                                                               --------------

                                                             1997          1996
                                                             ----          ----
                                                                (in millions)

Sales and other operating revenues:
  Specialty chemicals                                      $ 108.7         112.4
  Wheels and rims                                             81.5          82.8
  Wire and cable                                             241.2         224.9
                                                           -------        ------
                                                           $ 431.4         420.1
                                                           =======        ======
Operating income:
  Specialty chemicals                                      $  17.2          21.2
  Wheels and rims                                              6.1          11.0
  Wire and cable                                              22.0          22.2
                                                           -------        ------
                                                           $  45.3          54.4
                                                           =======        ======

================================================================================

         Phelps Dodge Industries' sales of $431.4 million in the first quarter of 1997 were slightly higher than those in the corresponding 1996 period. Higher sales volumes in the wire and cable and North American specialty chemicals businesses were offset in part by lower sales volumes in the wheel and rim and European specialty chemicals businesses.

         Phelps Dodge Industries reported 1997 first quarter operating income of $45.3 million compared with $54.4 million in the corresponding 1996 period. The decrease primarily was due to lower sales volumes of specialty chemicals in the European market and the effects of a recently settled strike at the Corporation's London, Ontario, wheel and rim plant. The strike, which began on January 21, 1997, was settled on March 15, 1997.

         On May 1, 1997, Accuride Corporation and Kaiser Aluminum and Chemical Corporation (Kaiser) formed a joint venture company to produce aluminum wheels for the commercial transportation industry. Accuride and Kaiser each own 50 percent of the new company.

         The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of May 9, 1997, employees who were covered by the agreement have continued to work without a contract.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED INCOME

         Miscellaneous income and expense, net, decreased by $5.1 million, or 34 percent, in the 1997 first quarter compared with the corresponding 1996 period. This change principally reflected decreased interest income from lower short-term investments and less dividend income from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation.


CHANGES IN FINANCIAL CONDITION

         Capital outlays during the 1997 first quarter were $94.5 million for Phelps Dodge Mining Company, including $47.3 million for the expansion of the Corporation's Candelaria mining operations in Chile. Capital outlays were $27.3 million for Phelps Dodge Industries. Capital outlays in the corresponding 1996 period were $65.4 million for Phelps Dodge Mining Company and $33.2 million for Phelps Dodge Industries. The Corporation expects capital outlays for the year 1997 to be approximately $500 million for Phelps Dodge Mining Company (including approximately $175 million for the Candelaria expansion project). Phelps Dodge Industries is expected to spend approximately $200 million during the year.

         At March 31, 1997, the Corporation's total debt was $646.4 million, compared with $659.3 million at year-end 1996. The Corporation's ratio of debt to total capitalization was 18.5 percent at March 31, 1997, compared with 18.8 percent at December 31, 1996.

         On March 10, 1997, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1997 first quarter; the total amount paid was $32.3 million. On May 7, 1997, the Board of Directors declared a 1997 second quarter regular dividend of 50 cents per common share. The dividend is to be paid on June 10, 1997, to shareholders of record at the close of business on May 20, 1997. There were 63,438,000 common shares outstanding at March 31, 1997.

         In 1997 through May 6, the Corporation purchased a total of 2,948,000 of its common shares at a total cost of $218.6 million. These purchases were made under a 5 million share purchase program that was initiated in 1995 and extended to 10 million shares in 1996. Under that program, a total of 9.9 million shares were purchased by the Corporation.

         On May 7, 1997, the Corporation announced that its Board of Directors had authorized the purchase of up to an additional 6 million of its common shares. The Corporation will make purchases in the open market as circumstances warrant and will also consider purchasing shares in privately negotiated transactions.

                           Part II. Other Information


Item 1.  Legal Proceedings

         I. Reference is made to Paragraph II, section A.2.(a) of Item 3, Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1996, regarding In re the General Adjudication of All Rights to Use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County).

         On April 29, 1997, the Committee on Indian Affairs of the United States Senate held a hearing concerning possible extension of the federal legislation authorizing settlement of the San Carlos Apache Tribe's water rights claims with the Corporation and the other parties to the proceeding. Such legislation is currently scheduled to expire on June 30, 1997. The Tribe refused to attend the hearing.

         It has been publicly reported that the Tribe has filed a suit in tribal court seeking both eviction of the Corporation from the reservation and substantial monetary damages.

         The Corporation believes that it holds valid rights sufficient to allow for its current use of the reservation lands and that its right of way for the Black River pump station may be terminated only by the Secretary of the Interior for cause. Nonetheless, the Corporation is working to develop alternative water resources for Morenci and is examining the difficult technical and legal issues relating to the feasibility of implementing and constructing alternative water transportation systems.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1997.

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




                                             PHELPS DODGE CORPORATION
                                             ------------------------
                                            (Corporation or Registrant)




Date:   May 12, 1997                         By: Gregory W. Stevens
                                                 ------------------
                                                 Gregory W. Stevens
                                        Vice President and Controller
                                        (Principal Accounting Officer)


                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                Index to Exhibits



12       Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.