Form 10-Q
period 1997-06-30
PHELPS DODGE CORP
filed 1997-08-12
CIK 78066

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




                       For the quarter ended June 30, 1997

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

Number of Common Shares outstanding at August 7, 1997:  60,391,156 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1997



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

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          Part I. Financial Information

Item 1. Financial Statements
----------------------------
STATEMENT OF CONSOLIDATED INCOME
--------------------------------
(Unaudited; in millions except per share data)

                                               Second Quarter  First Six Months
                                               --------------  ----------------
                                                1997    1996    1997      1996
                                               ------  ------  ------    ------

SALES AND OTHER OPERATING REVENUES .......... $1,065.0  957.7  2,086.7  1,962.4
                                              --------  -----  -------  -------

OPERATING COSTS AND EXPENSES
  Cost of products sold .....................    742.9  646.9  1,438.8  1,311.4
  Depreciation, depletion and amortization ..     69.7   62.7    138.6    123.9
  Selling and general administrative expense      35.2   31.2     68.9     61.7
  Exploration and research expense ..........     26.5   21.4     43.7     40.1
                                              --------  -----  -------  -------
                                                 874.3  762.2  1,690.0  1,537.1
                                              --------  -----  -------  -------

OPERATING INCOME ............................    190.7  195.5    396.7    425.3
  Interest expense ..........................    (16.4) (10.3)   (32.8)   (27.5)
  Capitalized interest ......................      3.7    0.3      6.2      0.5
  Miscellaneous income and expense, net .....     15.0    2.2     24.9     17.2
                                              --------  -----  -------  -------

INCOME BEFORE TAXES, MINORITY INTERESTS
 AND EQUITY IN NET EARNINGS OF AFFILIATED
 COMPANIES ..................................    193.0  187.7    395.0    415.5
  Provision for taxes on income .............    (57.8) (62.2)  (122.4)  (135.1)
  Minority interests in consolidated
   subsidiaries .............................     (2.8)  (3.0)    (5.1)    (6.4)
  Equity in net earnings of affiliated
   companies ................................      2.4    3.8      4.8      5.4
                                              --------  -----  -------  -------

NET INCOME .................................. $  134.8  126.3    272.3    279.4
                                              ========  =====  =======  =======

EARNINGS PER SHARE .......................... $   2.16   1.90     4.28     4.16
                                              ========  =====  =======  =======

AVERAGE NUMBER OF SHARES OUTSTANDING ........     62.4   66.6     63.7     67.1

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
-----------------
(Unaudited; in millions)
                                               Second Quarter  First Six Months
                                               --------------  ----------------
                                                1997    1996    1997      1996
                                               ------  ------  ------    ------

SALES AND OTHER OPERATING REVENUES
  Phelps Dodge Mining Company ............... $  603.8  529.3  1,194.1  1,113.9
  Phelps Dodge Industries ...................    461.2  428.4    892.6    848.5
                                              --------  -----  -------  -------
                                              $1,065.0  957.7  2,086.7  1,962.4
                                              ========  =====  =======  =======

OPERATING INCOME (LOSS)
  Phelps Dodge Mining Company ............... $  142.4  146.3    314.2    330.9
  Phelps Dodge Industries ...................     59.9   60.1    105.2    114.5
  Corporate and other .......................    (11.6) (10.9)   (22.7)   (20.1)
                                              --------  -----  -------  -------
                                              $  190.7  195.5    396.7    425.3
                                              ========  =====  =======  =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
--------------------------
(Unaudited; in millions)

                                                          June 30,  December 31,
                                                            1997        1996
                                                          --------  -----------


ASSETS
   Cash and short-term investments, at cost ............. $  352.1      470.1
   Accounts receivable, net .............................    515.0      489.1
   Inventories ..........................................    308.1      293.0
   Supplies .............................................    117.0      117.0
   Prepaid expenses .....................................     17.4        6.1
   Deferred income taxes ................................     45.1       46.2
                                                          --------    -------
       Current assets ...................................  1,354.7    1,421.5
   Investments and long-term accounts receivable ........    137.5       86.4
   Property, plant and equipment, net ...................  3,163.9    3,020.5
   Other assets and deferred charges ....................    287.5      288.0
                                                          --------    -------
                                                          $4,943.6    4,816.4
                                                          ========    =======

LIABILITIES
   Short-term debt (see Note 4) ......................... $  195.9       66.5
   Current portion of long-term debt ....................     48.5       38.2
   Accounts payable and accrued expenses ................    549.1      564.9
   Dividends payable (see Note 5) .......................     30.6         --
   Income taxes .........................................     18.3       16.3
                                                          --------    -------
       Current liabilities ..............................    842.4      685.9
   Long-term debt (see Note 4) ..........................    602.8      554.6
   Deferred income taxes ................................    457.2      424.9
   Other liabilities and deferred credits ...............    315.9      309.6
                                                          --------    -------
                                                           2,218.3    1,975.0
                                                          --------    -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .........     90.4       85.5
                                                          --------    -------
COMMON SHAREHOLDERS' EQUITY
   Common shares, 61.1 outstanding (12/31/96 - 64.7) ....    382.1      404.4
   Retained earnings ....................................  2,372.2    2,465.0
   Cumulative translation adjustments ...................   (105.2)     (98.8)
   Other ................................................    (14.2)     (14.7)
                                                          --------    -------
                                                           2,634.9    2,755.9
                                                          --------    -------
                                                          $4,943.6    4,816.4
                                                          ========    =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(Unaudited; in millions)

                                                       Six months ended June 30,
                                                       -------------------------
                                                              1997      1996
                                                            -------    ------
OPERATING ACTIVITIES
   Net income ............................................  $ 272.3     279.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization ..........    138.6     123.9
       Deferred income taxes .............................     35.5      43.7
       Equity earnings net of dividends received .........     (1.9)     (4.9)
       Changes in current assets and liabilities:
         (Increase) decrease in  accounts receivable .....    (29.8)     (5.3)
         (Increase) decrease in inventories ..............    (18.5)     (0.6)
         (Increase) decrease in supplies .................      1.3       2.1
         (Increase) decrease in prepaid expenses .........    (11.4)    (22.3)
         (Increase) decrease in deferred income taxes ....      1.0       1.3
         Increase (decrease) in interest payable .........      2.0       0.8
         Increase (decrease) in other accounts payable ...     (8.4)     (7.1)
         Increase (decrease) in income taxes .............      1.9      (1.6)
         Increase (decrease) in other accrued expenses ...     (6.1)    (10.7)
       Other adjustments, net ............................     (1.3)      6.8
                                                            -------     -----
               Net cash provided by operating activities .    375.2     405.5
                                                            -------     -----
INVESTING ACTIVITIES
   Capital outlays .......................................   (281.9)   (209.0)
   Capitalized interest ..................................     (6.2)     (0.5)
   Investment in subsidiaries ............................    (33.7)    (30.0)
   Proceeds from asset dispositions and other, net .......     (1.3)      2.0
                                                            -------     -----
               Net cash used in investing activities .....   (323.1)   (237.5)
                                                            -------     -----
FINANCING ACTIVITIES
   Increase in debt ......................................    214.3      15.6
   Payment of debt .......................................    (24.3)     (6.6)
   Common dividends ......................................    (63.2)    (63.5)
   Purchase of common shares .............................   (306.6)   (191.3)
   Other, net ............................................      9.7      10.3
                                                            -------     -----
               Net cash used in financing activities .....   (170.1)   (235.5)
                                                            -------     -----
DECREASE IN CASH AND SHORT-TERM INVESTMENTS ..............   (118.0)    (67.5)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD ...    470.1     608.5
                                                            -------     -----
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD .........  $ 352.1     541.0
                                                            =======     =====

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-----------------------------------------------------
(Unaudited; in millions)


                              Common Shares            Cumulative
                           -----------------           Translation    Common
                             Number   At Par  Retained Adjustments Shareholders'
                           of Shares  Value   Earnings  and Other     Equity
                           ---------  ------  --------  ---------     ------

BALANCE AT DECEMBER 31, 1996   64.7  $ 404.4  $2,465.0  ($ 113.5)   $ 2,755.9
  Stock options exercised ..    0.4      2.7      10.3                   13.0
  Common shares purchased ..   (4.0)   (25.0)   (281.6)                (306.6)
  Net income ...............                     272.3                  272.3
  Dividends declared on
    common shares ..........                     (93.8)                 (93.8)
  Translation adjustment ...                                (6.4)        (6.4)
  Other ....................                                 0.5          0.5
                               ----  -------  --------  --------    ---------
BALANCE AT JUNE 30, 1997 ...   61.1  $ 382.1  $2,372.2  ($ 119.4)   $ 2,634.9
                               ====  =======  ========  ========    =========

See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1996. This information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

4. The Corporation's short-term debt increased from $66.5 million on December 31, 1996, to $195.9 million on June 30, 1997, primarily as a result of borrowings under the Corporation's revolving credit agreement to support the Corporation's capital expenditure and share purchase programs. The revolving credit agreement between the Corporation and several lenders was amended on June 25, 1997. The agreement, as amended and restated, permits borrowings of up to $1 billion until its scheduled maturity on June 25, 2002. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from at least two-thirds of the lenders involved. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate based on the Eurodollar Interbank Offered Rate (LIBOR), or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were borrowings of $125 million under this agreement at June 30, 1997; there were no borrowings under this agreement at December 31, 1996.

         In addition, the Corporation's long-term debt increased from $554.6 million on December 31, 1996, to $602.8 million on June 30, 1997. During the second quarter of 1997, the Corporation's 80-percent-owned Chilean subsidiary, Compania Contractual Minera Candelaria (CCMC), borrowed $30 million of 12-year, dollar-denominated debt to refinance Chilean peso-denominated debt that was prepaid in December 1996. In addition, during the quarter CCMC borrowed $58 million of a $150 million, 12-year dollar-denominated facility arranged in order to partially finance CCMC's $337 million expansion project. Both of these facilities are based on floating rates tied to six-month LIBOR and are non-recourse to the Corporation. Under the proportional consolidation method, the Corporation reflects 80 percent of these amounts in its financial statements. The Corporation also caused CCMC to sell the 9 percent and 11 percent interest rate caps purchased in 1993 that were intended to limit the effect of increases in the cost of CCMC's floating rate debt. In turn, the Corporation caused CCMC to enter into interest rate swaps with certain financial institutions to effectively convert all of CCMC's floating rate debt to 7.84 percent, fixed rate debt for the life of the debt. The obligations under the interest rate swaps are non-recourse to the Corporation.

5. On June 25, 1997, the Corporation's board of directors declared a regular quarterly dividend of 50 cents per common share for the 1997 third quarter. This dividend is to be paid on September 10, 1997, to common shareholders of record at the close of business on August 20, 1997. This has resulted in an outstanding dividends payable balance as of June 30, 1997, of $30.6 million.

6. The effect of the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share," would be immaterial on a pro forma basis for the calculation of earnings per share for the three-month and six-month periods ended June 30, 1997.




                        REVIEW BY INDEPENDENT ACCOUNTANTS
                        ---------------------------------

         The financial information as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

<AUDIT-REPORT>
                              PRICE WATERHOUSE LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Phelps Dodge Corporation


We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 1997 and the consolidated statements of income, of cash flows and of common shareholders' equity for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated January 15, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP



Phoenix, Arizona
July 10, 1997
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis
-------  ------------------------------------

                              RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $134.8 million, or $2.16 per common share, in the second quarter of 1997, compared with $126.3 million, or $1.90 per common share, in the 1996 second quarter. Net income for the six months ended June 30, 1997, was $272.3 million, or $4.28 per common share, compared with $279.4 million, or $4.16 per common share in the corresponding 1996 period. Earnings per share in the three-month and six-month periods ended June 30, 1997, were higher than those reported in the corresponding 1996 periods principally due to a decrease in the average number of shares outstanding as a result of the Corporation's share purchase program.

         Operating income in the 1997 second quarter was $190.7 million, a decrease of $4.8 million from the corresponding 1996 period principally as a result of higher copper production costs and lower sales volumes of specialty chemicals in the European markets. Operating income of $396.7 million for the six-month period ended June 30, 1997, was $28.6 million less than the corresponding 1996 period principally due to higher copper production costs, lower sales volumes of specialty chemicals in the European markets and the effects of a first quarter strike at the Corporation's London, Ontario, wheel and rim plant. Increased sales volumes in the Corporation's wire and cable businesses and continued strength in the North American wheel and rim markets partially offset these negative factors in 1997.

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

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price for a majority of its production, averaged $1.14 in the second quarter and $1.13 in the first six months of 1997, compared with $1.16 and $1.17 in the corresponding 1996 periods. From July 1 to August 7, 1997, the COMEX price averaged $1.09 per pound, closing at $1.08 on August 7, 1997.

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

         Sales were $1,065.0 million in the 1997 second quarter and $2,086.7 million in the first six months of 1997, compared with $957.7 million and $1,962.4 million in the corresponding 1996 periods. The 1997 increases principally resulted from increased sales of wire and cable products and wheels and rims, and from increased amounts of copper purchased for resale.

                     RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activites. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

--------------------------------------------------------------------------------

                                             Second Quarter     First Six Months
                                             --------------     ----------------
                                            1997       1996      1997     1996
                                            ----       ----      ----     ----

Copper production (short tons):
  Total production-------------------------241,400   236,000   476,700   467,400
  Less minority participants' shares *----- 41,900    40,800    82,600    82,000
                                           -------   -------   -------   -------

  Net Phelps Dodge share-------------------199,500   195,200   394,100   385,400
                                           =======   =======   =======   =======


Copper sales (short tons):
  Net Phelps Dodge share from
    own mines------------------------------189,700   189,000   382,500   379,400
  Purchased copper------------------------- 83,100    57,500   156,200   119,600
                                           -------   -------   -------   -------

  Total copper sales-----------------------272,800   246,500   538,700   499,000
                                           =======   =======   =======   =======


New York Commodity Exchange
  average spot price per
  pound - copper cathodes------------------$  1.14      1.16      1.13      1.17

                                                         (in millions)

Sales and other operating revenues---------$ 603.8     529.3   1,194.1   1,113.9

Operating income---------------------------$ 142.4     146.3     314.2     330.9

------------------------------

* Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation.

--------------------------------------------------------------------------------

         Phelps Dodge Mining Company's sales of copper increased by 26,300 tons or 11 percent in the second quarter of 1997 and by 39,700 tons or 8 percent in the first six months of 1997 compared with the corresponding 1996 periods. The sales volume increases principally consisted of copper purchased for resale. Resulting sales and other operating revenues in the second quarter of 1997 were $603.8 million, 14 percent higher than the corresponding 1996 period, while sales and other operating revenues in the first six months of 1997 were 7 percent higher than the same 1996 period.

         Phelps Dodge Mining Company recorded operating income of $142.4 million in the 1997 second quarter and $314.2 million in the first six months of 1997, compared with $146.3 million and $330.9 million in the corresponding 1996 periods. These decreases reflected higher copper production costs primarily resulting from increased depreciation charges and reduced by-product credits for gold.

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of August 7, 1997, employees who were covered by the agreements have continued to work without a contract.

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

--------------------------------------------------------------------------------

                                              Second Quarter    First Six Months
                                              --------------    ----------------
                                              1997     1996       1997    1996
                                              ----     ----       ----    ----

                                                         (in millions)

Sales and other operating revenues:
      Specialty chemicals----------------   $  106.4   109.9      215.1   222.3
      Wheels and rims--------------------       87.1    81.1      168.6   163.9
      Wire and cable---------------------      267.7   237.4      508.9   462.3
                                            -------- -------    ------- -------

                                            $  461.2   428.4      892.6   848.5
                                            ======== =======    ======= =======




Operating income:
      Specialty chemicals----------------   $   18.6    23.7       35.8    44.9
      Wheels and rims--------------------       13.7    13.2       19.8    24.2
      Wire and cable---------------------       27.6    23.2       49.6    45.4
                                            -------- -------    ------- -------

                                            $   59.9    60.1      105.2   114.5
                                            ======== =======    ======= =======


--------------------------------------------------------------------------------

         During the 1997 second quarter, Phelps Dodge Industries recorded operating income of $59.9 million, compared with a record $60.1 million in the corresponding 1996 period. Operating income in the first six months of 1997 was $105.2 million, compared with $114.5 million in the first six months of 1996. The strong second quarter earnings reflected increased sales volumes in the wire and cable business and continued strength in the North American wheel and rim markets. The year-to-date decrease in earnings reflected lower sales volumes of specialty chemicals in the European markets and the effects of a strike at the Corporation's London, Ontario, wheel and rim plant which began on January 21, 1997, and was settled on March 15, 1997.

         The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of August 7, 1997, employees who were covered by the agreement have continued to work without a contract.

                            OTHER MATTERS RELATING TO
                      THE STATEMENT OF CONSOLIDATED INCOME

         Miscellaneous income and expense, net, increased by $12.8 million in the second quarter and $7.7 million in the first six months of 1997, compared with the corresponding 1996 periods. These increases principally reflected a 1996 second quarter $7.1 million foreign exchange loss from the effect on working capital of the devaluation of the Venezuelan Bolivar, and a $6.0 million pre-tax, non-cash gain in the 1997 second quarter from the exchange of shares of a cost basis investment in a wire and cable business located in Greece. The year-to-date increase was partially offset by a $3.4 million decrease in dividends received from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation. The $7.1 million 1996 second quarter foreign exchange loss from the devaluation of the Bolivar was offset by an $8.0 million interest expense gain that represented a remeasurement of Venezuelan local currency debt after the devaluation.

                         CHANGES IN FINANCIAL CONDITION

         Capital outlays during the first six months of 1997 were $207.3 million for Phelps Dodge Mining Company including $108.3 million for the expansion of the Corporation's Candelaria mining operations in Chile. Capital outlays were $72.6 million for Phelps Dodge Industries. Capital outlays in the corresponding 1996 period were $136.4 million for Phelps Dodge Mining Company and $71.0 million for Phelps Dodge Industries. The Corporation expects capital outlays for the year 1997 to be approximately $500 million for Phelps Dodge Mining Company (including approximately $175 million for the Candelaria expansion project). Phelps Dodge Industries is expected to spend approximately $200 million during the year.

         At June 30, 1997, the Corporation's total debt was $847.2 million, compared with $659.3 million at year-end 1996. Debt increased as a result of non-recourse borrowings for the expansion of the Candelaria mine and borrowings under the Corporation's revolving credit agreement to support the Corporation's capital expenditure and share purchase programs. The Corporation's ratio of debt to total capitalization was 23.7 percent at June 30, 1997, compared with 18.8 percent at December 31, 1996. For further information concerning the Candelaria borrowings and the Corporation's revolving credit agreement that was amended in the second quarter of 1997, please refer to Note 4 of the Consolidated Financial Information.

         On June 10, 1997, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1997 second quarter; the total amount paid was $30.9 million, bringing total 1997 dividends paid through June 30 to $63.2 million. On June 25, 1997, the board of directors declared a 1997 third quarter regular dividend of 50 cents per common share to be paid on September 10, 1997, to shareholders of record at the close of business on August 20, 1997.

         On May 7, 1997, the Corporation announced that its board of directors had authorized the purchase of up to an additional 6 million of its common shares, approximately 10 percent of its then outstanding shares. This authorization follows a 5 million share purchase program that was initiated in March 1995 and extended to 10 million shares in March 1996. Under that program,
9.9 million shares were purchased by the Corporation. In 1997 through August 7, the Corporation purchased a total of 4.8 million of its common shares at a total cost of $370.5 million, including 1.8 million shares at a cost of $151.9 million under the new 6 million share authorization. An additional 4.2 million shares remain authorized for purchase under the new program. There were 61.1 million common shares outstanding on June 30, 1997.

                           Part II. Other Information

Item 1.  Legal Proceedings
--------------------------

         I. Reference is made to Paragraph II, section A.2.(a) of Item 3, Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1996, and to paragraph I of Item 1, Legal Proceedings of the Corporation's Form 10-Q for the quarter ended March 31, 1997, regarding In re the General Adjudication of All Rights to Use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County).

         On May 12, 1997, the San Carlos Apache Tribe filed a complaint (the "Complaint") in San Carlos Apache Tribal Court naming the Corporation as a defendant (the "Tribal Court Action"). The Complaint alleges, among other things, that a right-of-way permit issued by the Secretary of the Interior in 1944 and relied upon by the Corporation in transporting water from the Black River across the San Carlos Apache reservation to Morenci was void when issued or has expired. The Complaint seeks declaratory and injunctive relief, including eviction of the Corporation from the reservation, and requests substantial damages based on, among other things, production and profits of the Morenci mine. The Corporation believes that the right-of-way was validly issued and has at no point expired and that the Corporation's presence on the reservation lands has been lawful.

         In June 1997, federal legislation (Public Law No. 105 18, sec. 5003, the "Legislation") was adopted which amends the San Carlos Apache Water Rights Settlement Act of 1992 and provides for dismissal of the Tribal Court Action. The Corporation's time to respond to the Complaint has been adjourned indefinitely and under the Legislation, the Tribal Court Action must be dismissed by August 22, 1997. The Legislation does not address any potential claims by the Tribe relating to the Corporation's historical occupancy and operation of its pump station on the Black River and related facilities but does require that any such claims be brought, if at all, exclusively in the United States District Court.

         On July 23, 1997, as contemplated by the Legislation, personnel of the Federal Bureau of Reclamation officially assumed operation of the Black River facilities and the Corporation's personnel vacated the reservation. Responsibility for operation of the Black River pump station and related facilities is to be transferred to the Tribe by December 31, 1998, upon a finding by the United States that the Tribe is qualified to operate the facilities. With the approval of the Secretary of the Interior, the Tribe may contract with third parties for the operation of the facilities. During the period prior to the transfer of operation of such facilities to the Tribe (the "Interim Period"), the Corporation is entitled to receive up to 14,000 acre feet of water per year (subject to certain limitations) from Black River. During the Interim Period, the Corporation shall pay a monthly fee and reimburse the Bureau's operating costs of the Black River facilities.

         Following the Interim Period, the Tribe will lease to the Corporation 14,000 acre feet of water per year (subject to certain limitations) under a lease having a term of 50 years subject to a 50 year extension (or to earlier termination if mining activities cease at the Morenci mine complex). The Corporation will make an initial one-time payment of $5 million and make an annual payment on an ongoing basis of approximately $640,000 per year, subject to inflation adjustment and the amount of water actually delivered. The Corporation will also advance funds sufficient to cover the reasonable costs of the operation of the Black River facilities and pay certain monthly fees and other charges.

         In addition, the Legislation also provides that the Corporation, for a monthly fee, may transport water from the Corporation's Upper Eagle Creek wellfields across the Tribe's reservation. The amount pumped from the Upper Eagle Creek wellfield, in combination with the water received from the Black River facilities, may not exceed 22,000 acre feet annually. The rights of landholders to pump percolating groundwater, such as the Corporation's rights to pump water from the Upper Eagle Creek wellfields, are subject to determination under the general adjudication proceeding pending in the Superior Court of Arizona.

         Management believes that the water available under the arrangement prescribed by the Legislation, along with other available water supplies, will be adequate for the needs of the Morenci mine.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Corporation's annual meeting was held on May 7, 1997. A total of 54,042,107 common shares, or about 84 percent of the issued and outstanding common shares of the Corporation, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

                                                            For         Withheld
                                                            ---         --------
Election of Directors:

      Robert N. Burt                                      53,835,117     206,990

      Robert D. Krebs                                     53,839,184     202,923

      Douglas C. Yearley                                  53,830,017     212,090


                                                For          Against     Abstain
                                                ---          -------     -------
Appointment of Auditors                     53,892,119        56,222      93,766

Proposal to approve an amendment
      to the 1993 Stock Option and
      Restricted Stock Plan                 52,413,148     1,433,865     195,094

Proposal to amend the Registrant's
      Certificate of Incorporation to
      increase the number of authorized
      common shares                         46,904,944     6,992,729     144,434

Proposal to amend the Registrant's
      Certificate of Incorporation to
      decrease the maximum size of the
      Registrant's Board of Directors       53,661,619       259,065     121,423

         There were no broker non-votes included in the results of the election of directors listed above, or the appointment of auditors, amendment to the 1993 Stock Option and Restricted Stock Plan, or the two amendments to the Registrant's Certificate of Incorporation.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PHELPS DODGE CORPORATION
                                             (Corporation or Registrant)




Date:  August 12, 1997                       By:      Gregory W. Stevens
                                                      ------------------
                                                      Gregory W. Stevens
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                Index to Exhibits
                                -----------------



3.1 Certificate of Amendment of the Restated Certificate of Incorporation effective June 19, 1997 (SEC File No. 1-82). Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to exhibit 3.1 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)).

3.2 By-Laws of the Corporation, as amended, effective May 7, 1997 (SEC File No. 1-82).

4.2      Second  Amended and  Restated  Credit  Agreement,  dated as of June 25,
         1997, among the Corporation, several banks and other lending institutions, and The Chase Manhattan Bank, as administrative agent (SEC File No. 1-82).

10.5 Deferred Compensation Plan for the Directors of the Corporation, amended and restated as of June 25, 1997, effective September 30, 1997 (SEC File No. 1-82).

10.15 Amendment to the Corporation's 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), effective May 7, 1997 (SEC File No. 1-82).

12       Computation of ratios of total debt to total capitalization.

15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.