Form 10-Q
period 1997-09-30
PHELPS DODGE CORP
filed 1997-11-13
CIK 78066

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



                    For the quarter ended September 30, 1997

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

Number of Common Shares outstanding at November 10, 1997:  58,771,160 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1997



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

  Signatures

  Index to Exhibits

                   PHELPS DODGE CORPORATION AND SUBSIDIARIES
                          Part I. Financial Information

Item 1. Financial Statements
----------------------------

STATEMENT OF CONSOLIDATED INCOME
--------------------------------
(Unaudited; in millions except per share data)
                                                Third Quarter  First Nine Months
                                                -------------  -----------------

                                                   1997   1996   1997     1996
                                                   ----   ----   ----     ----


Sales and other operating revenues .............. $961.7  853.6 3,048.4 2,816.0
                                                  ------  ----- ------- -------

Operating costs and expenses
  Cost of products sold .........................  664.1  613.4 2,102.9 1,924.8
  Depreciation, depletion and amortization ......   72.9   61.9   211.5   185.8
  Selling and general administrative expense ....   33.3   29.4   102.2    91.1
  Exploration and research expense ..............   20.6   22.2    64.3    62.3
  Provision for asset dispositions and
    other non-recurring charges (see Note 4) ....   20.8    --     20.8     --
                                                  ------  ----- ------- -------
                                                   811.7  726.9 2,501.7 2,264.0
                                                  ------  ----- ------- -------
Operating income ................................  150.0  126.7   546.7   552.0
 Interest expense ...............................  (20.5) (17.5)  (53.3)  (45.0)
 Capitalized interest ...........................    5.0    0.5    11.2     1.0
 Miscellaneous income and expense, net ..........    7.2   11.4    32.1    28.6
                                                  ------  ----- ------- -------
Income before taxes, minority interests and
 equity in net earnings of affiliated companies .  141.7  121.1   536.7   536.6
  Provision for taxes on income .................  (43.9) (39.3) (166.3) (174.4)
  Minority interests in consolidated subsidiaries    1.0   (3.9)   (4.1)  (10.3)
  Equity in net earnings of affiliated companies     5.4    2.3    10.2     7.7
                                                  ------  ----- ------- -------

Net income ...................................... $104.2   80.2   376.5   359.6
                                                  ======  ===== ======= =======

Earnings per share .............................. $ 1.72   1.22    6.02    5.40
                                                  ======  ===== ======= =======


Average number of shares outstanding ............   60.6   65.7    62.5    66.6

See Notes to Consolidated Financial Information.

                                                Third Quarter  First Nine Months
                                                -------------  -----------------

                                                   1997   1996   1997     1996
                                                   ----   ----   ----     ----
BUSINESS SEGMENTS
(Unaudited; in millions)

Sales and other operating revenues
  Phelps Dodge Mining Company ................... $542.3  437.2 1,736.4 1,551.1
  Phelps Dodge Industries .......................  419.4  416.4 1,312.0 1,264.9
                                                  ------  ----- ------- -------
                                                  $961.7  853.6 3,048.4 2,816.0
                                                  ======  ===== ======= =======

Operating income (loss)
  Phelps Dodge Mining Company ................... $116.3   76.5   430.5   407.4
  Phelps Dodge Industries .......................   44.0   58.8   149.2   173.3
  Corporate and other ...........................  (10.3)  (8.6)  (33.0)  (28.7)
                                                  ------  ----- ------- -------
                                                  $150.0  126.7   546.7   552.0
                                                  ======  ===== ======= =======
See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
--------------------------
(Unaudited; in millions)

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------  ------------

Assets
  Cash and cash equivalents ........................   $   252.8         470.1
  Accounts receivable, net .........................       486.4         489.1
  Inventories ......................................       308.4         293.0
  Supplies .........................................       114.5         117.0
  Prepaid expenses .................................        16.3           6.1
  Deferred income taxes ............................        44.0          46.2
                                                       ---------      --------
      Current assets ...............................     1,222.4       1,421.5
  Investments and long-term accounts receivable ....       137.5          86.4
  Property, plant and equipment, net ...............     3,242.6       3,020.5
  Other assets and deferred charges ................       289.5         288.0
                                                       ---------      --------
                                                       $ 4,892.0       4,816.4
                                                       =========      ========

Liabilities
  Short-term debt (see Note 5) .....................   $   258.7          66.5
  Current portion of long-term debt ................        51.5          38.2
  Accounts payable and accrued expenses ............       523.8         564.9
  Income taxes .....................................        18.6          16.3
                                                       ---------      --------
      Current liabilities ..........................       852.6         685.9
  Long-term debt (see Note 5) ......................       611.3         554.6
  Deferred income taxes ............................       457.0         424.9
  Other liabilities and deferred credits ...........       327.8         309.6
                                                       ---------      --------
                                                         2,248.7       1,975.0
                                                       ---------      --------
Minority interests in consolidated subsidiaries ...         70.2          85.5
                                                       ---------      --------
Common shareholders' equity
  Common shares, 59.4 outstanding (12/31/96 - 64.7).       371.4         404.4
  Retained earnings ................................     2,344.7       2,465.0
  Cumulative translation adjustments ...............      (128.6)        (98.8)
  Other ............................................       (14.4)        (14.7)
                                                       ---------      --------
                                                         2,573.1       2,755.9
                                                       ---------      --------
                                                       $ 4,892.0       4,816.4
                                                       =========      ========
See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(Unaudited; in millions)
                                                 Nine months ended September 30,
                                                 -------------------------------
                                                          1997         1996
                                                        ---------    --------

Operating activities
  Net income ........................................... $ 376.5        359.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization .........   211.5        185.8
      Deferred income taxes ............................    37.6         56.3
      Equity earnings net of dividends received ........    (7.3)        (3.9)
      Changes in current assets and liabilities:
        (Increase) decrease in  accounts receivable ....   (18.2)        39.0
        (Increase) decrease in inventories .............   (26.2)        13.8
        (Increase) decrease in supplies ................     1.1          2.1
        (Increase) decrease in prepaid expenses ........   (10.6)        (3.6)
        (Increase) decrease in deferred income taxes         2.2          1.3
        Increase (decrease) in interest payable ........     4.0          4.2
        Increase (decrease) in other accounts payable      (28.9)         2.3
        Increase (decrease) in income taxes ............     3.2          1.6
        Increase (decrease) in other accrued expenses       (2.6)        14.0
      Other adjustments, net ...........................    11.5          4.6
                                                         -------      -------

           Net cash provided by operating activities ...   553.8        677.1
                                                         -------      -------

Investing activities
  Capital outlays ......................................  (444.3)      (338.8)
  Capitalized interest .................................   (11.2)        (1.0)
  Investment in subsidiaries ...........................   (53.1)       (47.3)
  Proceeds from asset dispositions and other, net ......     6.8          3.6
                                                         -------      -------

           Net cash used in investing activities .......  (501.8)      (383.5)
                                                         -------      -------

Financing activities
  Increase in debt .....................................   316.0         15.7
  Payment of debt ......................................   (46.3)       (17.6)
  Common dividends .....................................   (93.3)       (96.2)
  Purchase of common shares ............................  (451.0)      (247.0)
  Other, net ...........................................     5.3         10.7
                                                         -------      -------

           Net cash used in financing activities .......  (269.3)      (334.4)
                                                         -------      -------

Decrease in cash and cash equivalents ..................  (217.3)       (40.8)
Cash and cash equivalents at beginning of period .......   470.1        608.5
                                                         -------      -------

Cash and cash equivalents at end of period ............. $ 252.8        567.7
                                                         =======      =======
See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
-----------------------------------------------------
(Unaudited; in millions)



                            Common Shares              Cumulative
                           ----------------            Translation   Common
                             Number  At Par  Retained  Adjustments Shareholders'
                           of Shares  Value  Earnings   and Other     Equity
                           --------- ------  --------- ----------- -------------

Balance at December 31, 1996.. 64.7   $404.4  $2,465.0   ($113.5)    $2,755.9
 Stock options exercised......  0.4      2.8      11.0                   13.8
 Common shares purchased...... (5.7)   (35.9)   (415.1)                (451.0)
 Restricted shares issued, net           0.1       0.6       0.9          1.6
 Net income...................                   376.5                  376.5
 Dividends on common shares...                   (93.3)                 (93.3)
 Translation adjustment.......                             (29.8)       (29.8)
 Other........................                              (0.6)        (0.6)
                               ----   ------  --------   -------     --------
Balance at September 30, 1997. 59.4   $371.4  $2,344.7   ($143.0)    $2,573.1
                               ====   ======  ========   =======     ========

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

2. The results of operations for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

4. The Corporation's 1997 third quarter earnings included non-recurring, pre-tax charges of $20.8 million ($14.4 million, or 24 cents per common share, after taxes) primarily due to an early retirement program at Phelps Dodge Mining Company.

5. The Corporation's short-term debt increased from $66.5 million on December 31, 1996, to $258.7 million on September 30, 1997, primarily as a result of borrowings under the Corporation's newly instituted commercial paper program issued for general corporate purposes. This program was established on August 15, 1997, under a private placement agency agreement between the Corporation and two placement agents. The agreement permits the Corporation to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the Corporation and the placement agents at the time of each issuance. The Corporation's commercial paper rating requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described below provides such support. There were $174.7 million of borrowings under the commercial paper program at September 30, 1997.

         On June 25, 1997, the revolving credit agreement between the Corporation and several lenders was amended and restated permitting borrowings of up to $1 billion until its scheduled maturity on June 25, 2002. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from at least two-thirds of the lenders involved. Interest is payable at a fluctuating rate based on the agent bank's prime rate or a fixed rate based on the Eurodollar Interbank Offered Rate (LIBOR), or at fixed rates offered independently by the several lenders, for maturities of from seven to 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at September 30, 1997.

         In addition, the Corporation's long-term debt increased from $554.6 million on December 31, 1996, to $611.3 million on September 30, 1997. During the second quarter of 1997, the Corporation's 80-percent-owned Chilean subsidiary, Compania Contractual Minera Candelaria (CCMC), borrowed $30 million of 12-year, dollar-denominated debt to refinance Chilean peso-denominated debt that was prepaid in December 1996. In addition, CCMC borrowed $58 million in the 1997 second quarter and $11 million in the 1997 third quarter of a $150 million, 12-year dollar-denominated facility arranged in order to partially finance CCMC's $320 million expansion project. Both of these facilities are based on floating rates tied to six-month LIBOR and are non-recourse to the Corporation. Under the proportional consolidation method, the Corporation reflects 80 percent of these amounts in its financial statements. During the first quarter of 1997, the Corporation caused CCMC to limit the effect of CCMC's floating rate debt by causing CCMC to enter into interest rate swaps with certain financial institutions to effectively convert all of CCMC's floating rate debt to 7.84 percent, fixed rate debt for the life of the debt. The obligations under the interest rate swaps are non-recourse to the Corporation.

         On November 5, 1997, the Corporation issued $100 million of 6.375 percent notes maturing on November 1, 2004, and $150 million of 7.125 percent debentures maturing on November 1, 2027, under an Indenture dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee. The Corporation will use most of the proceeds from the sale of the offered securities to repay outstanding commercial paper, which was issued for general corporate purposes ($174.7 million principal outstanding as of September 30, 1997, at a weighted average rate of approximately 5.55 percent per annum); the remainder will also be used for general corporate purposes including
         (i) payment of capital expenditures of the Corporation (ii) acquisitions, and (iii) purchasing common shares of the Corporation. Pending such application, such proceeds will be invested in short-term securities.

6. The effect of the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share," would be immaterial on a pro forma basis for the calculation of earnings per share for the three-month and nine-month periods ended September 30, 1997.

7. On September 25, 1997, the Corporation sold its 72.25 percent interest in the McDonald gold project in Montana and other associated properties to CR Montana Corporation and Canyon Resources Corporation, the parent of CR Montana. The sale included the immediate payment of $5 million to the Corporation. Under the sales agreement, the Corporation would receive an additional payment of between $95 million and $145 million upon commencement of construction or issuance of permits necessary for the project. This final component of the purchase price would be based, if necessary, on quarterly production payments.

                        REVIEW BY INDEPENDENT ACCOUNTANTS
                        ---------------------------------

         The financial information as of September 30, 1997, and for the three-month and nine-month periods ended September 30, 1997 and 1996, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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


October 9, 1997

To the Board of Directors and Shareholders of Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 1997, the statement of consolidated income for the three-month and nine-month periods ended September 30, 1997 and 1996, the consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996, and the consolidated statement of common shareholders' equity for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to consolidate financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year ended (not presented herein), and in our report dated January 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP
Phoenix, Arizona
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis
---------------------------------------------

                              RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated earnings of $118.6 million, or $1.96 per common share, in the third quarter of 1997 before non-recurring, after-tax charges of $14.4 million, or 24 cents per common share, which primarily reflected an early retirement program at Phelps Dodge Mining Company. Net income in the 1996 third quarter was $80.2 million, or $1.22 per common share. Earnings for the nine months ended September 30, 1997, were $390.9 million, or $6.25 per common share, before the non-recurring charges, compared with net income of $359.6 million, or $5.40 per common share, in the corresponding 1996 period. Net income after non-recurring charges was $104.2 million, or $1.72 per common share, in the 1997 third quarter and $376.5 million, or $6.02 per common share, for the nine months ended September 30, 1997.

         Operating income in the 1997 third quarter was $170.8 million before non-recurring charges which were $20.8 million on a pre-tax basis. Operating income in the corresponding 1996 period was $126.7 million. The 1997 increase principally resulted from higher average copper prices and higher volumes of copper sold from mine production. Operating income was $567.5 million for the nine-month period ended September 30, 1997, before non-recurring, pre-tax charges. Operating income in the corresponding period in 1996 was $552.0 million. The increase in 1997 was attributable to higher copper prices and volumes partially offset by lower sales volumes of specialty chemicals in the European market and the effects of economic difficulties in Southeast Asia.

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

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.02 in the third quarter and $1.09 in the first nine months of 1997, compared with an average of 91 cents and $1.08 in the corresponding 1996 periods. From October 1 to November 10, 1997, the average price was 92 cents, closing at 90 cents on November 10, 1997.

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

         Sales were $961.7 million in the 1997 third quarter and $3,048.4 million in the first nine months of 1997, compared with $853.6 million and $2,816.0 million in the corresponding 1996 periods. The 1997 increases principally resulted from higher average copper prices, increased copper sales volumes, and increased sales of wire and cable products and wheels and rims.

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

--------------------------------------------------------------------------------

                                            Third Quarter     First Nine Months
                                            -------------     -----------------
                                            1997     1996       1997      1996
                                            ----     ----       ----      ----

Copper production (short tons):
  Total production----------------------  250,200   227,000    726,900   694,400
  Less minority participants' shares *--   43,800    39,100    126,400   121,100
                                         --------  --------   --------  --------

  Net Phelps Dodge share----------------  206,400   187,900    600,500   573,300
                                         ========  ========   ========  ========


Copper sales (short tons):
  Net Phelps Dodge share from
    own mines---------------------------  210,500   194,500    593,000   573,900
  Purchased copper----------------------   63,400    43,900    219,600   163,500
                                         --------  --------   --------  --------

  Total copper sales--------------------  273,900   238,400    812,600   737,400
                                         ========  ========   ========  ========


New York Commodity Exchange
  average spot price per
  pound - copper cathodes--------------- $   1.02      0.91       1.09      1.08

                                                        (in millions)

Sales and other operating revenues------ $  542.3     437.2    1,736.4   1,551.1

Operating income------------------------ $  116.3      76.5      430.5     407.4

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

--------------------------------------------------------------------------------

         Phelps Dodge Mining Company's sales of copper increased by 35,500 tons or 15 percent in the third quarter of 1997 and by 75,200 tons or 10 percent in the first nine months of 1997, compared with the corresponding 1996 periods. The sales volume increases principally were due to higher production from the Morenci mine and copper purchased for resale. Resulting sales and other operating revenues in the third quarter of 1997 were $542.3 million, 24 percent higher than the corresponding 1996 period, while sales and other operating revenues in the first nine months of 1997 were $1,736.4 million, 12 percent higher than the same 1996 period.

         Phelps Dodge Mining Company reported operating income of $137.1 million in the third quarter before $20.8 million of non-recurring, pre-tax charges which primarily reflected an early retirement program (see Note 4 to the Consolidated Financial Information). Operating income in the 1996 third quarter was $76.5 million. For the nine-month period ending September 30, 1997, Phelps Dodge Mining Company contributed operating income of $451.3 million before the effects of the non-recurring charges, compared with $407.4 million in the corresponding 1996 period. These increases reflected higher average copper prices and higher volumes of copper sold from mine production.

         The Phelps Dodge Mining Company share of mine production from its worldwide operations was a record 206,400 tons of copper in the 1997 third quarter and 600,500 tons in the first nine months of 1997. This production compares with 187,900 tons in the 1996 third quarter and 573,300 tons in the first nine months of 1996. Phelps Dodge Mining Company copper sales from mine production were also a record at 210,500 tons in the 1997 third quarter and 593,000 tons in the first nine months, compared with 194,500 tons and 573,900 tons in the corresponding 1996 periods.

         At the end of October 1997, Phelps Dodge Mining Company completed the expansion of its Candelaria operation in northern Chile, more than eight months ahead of schedule and $30 million, or 10 percent, below the budgeted cost. The expansion included additional mining activity, the construction of a second semi-autogenous grinding mill, and new and expanded concentrator facilities. The expansion will bring Candelaria's average annual copper production to approximately 380 million pounds, increasing the Corporation's share of copper production at Candelaria by nearly 130 million pounds annually, and boosting the Corporation's worldwide copper production by 9 percent.

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of November 10, 1997, employees who were covered by the agreements have continued to work without a contract.

         In December 1996, the United States District Court of the Eastern District of New York ruled that the 1986 sale of property in Maspeth, New York, by the Corporation to the United States Postal Service was to be rescinded. The Court ordered the Corporation to return the $14.8 million originally paid by the Postal Service for the property and to pay interest on the sales price for a portion of the time since the sale. In August 1997, the Corporation returned $14.8 million to the Postal Service for the Maspeth property and paid $6.6 million of interest to the Postal Service.

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

--------------------------------------------------------------------------------

                                          Third Quarter     First Nine Months
                                          -------------     -----------------
                                           1997   1996       1997       1996
                                           ----   ----       ----       ----

                                                    (in millions)

Sales and other operating revenues:
   Specialty chemicals---------------   $ 101.5    105.1      316.6      327.4
   Wheels and rims-------------------      78.4     71.3      247.0      235.2
   Wire and cable--------------------     239.5    240.0      748.4      702.3
                                         ------  -------   --------    -------

                                        $ 419.4    416.4    1,312.0    1,264.9
                                         ======  =======   ========    =======




Operating income:
   Specialty chemicals---------------   $  15.3     19.4       51.1       64.3
   Wheels and rims-------------------      14.1      9.5       33.9       33.7
   Wire and cable--------------------      14.6     29.9       64.2       75.3
                                         ------  -------   --------    -------
                                        $  44.0     58.8      149.2      173.3
                                         ======  =======   ========    =======

--------------------------------------------------------------------------------

         During the 1997 third quarter, Phelps Dodge Industries recorded operating income of $44.0 million, compared with $58.8 million in the corresponding 1996 period. Operating income in the first nine months of 1997 was $149.2 million, compared with $173.3 million in the first nine months of 1996. Third quarter earnings were adversely affected by economic difficulties in Southeast Asia, and by lower sales volumes of specialty chemicals and generally weaker currencies in the European market, partially offset by continued strength in the U.S. wheel and rim market. In addition, the year-to-date decrease in earnings reflected the effects of a first quarter 1997 strike at the Corporation's London, Ontario, wheel and rim plant.

         On October 6, 1997, the Corporation announced it was having discussions with selected potential buyers for Accuride Corporation, its subsidiary that produces wheels and rims for heavy trucks, trailers, and buses, and for commercial light trucks and sport utility vehicles. The sale of this subsidiary would allow Phelps Dodge to concentrate on its significant global growth plans in mining, wire and cable, and specialty chemicals.

         Accuride, which is a business unit of Phelps Dodge Industries, has steel wheel operations in Henderson, Kentucky, and London, Ontario, Canada. Accuride also is involved in the production of aluminum wheels through a joint venture arrangement in Erie, Pennsylvania, and in a commercial tire and wheel assembly joint venture in Springfield, Ohio. Accuride had sales of $307.8 million and operating income of $41.4 million in 1996.

         The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of November 10, 1997, employees who were covered by the agreement have continued to work without a contract.

                            OTHER MATTERS RELATING TO
                      THE STATEMENT OF CONSOLIDATED INCOME

         Miscellaneous income and expense, net was $7.2 million in the third quarter of 1997, compared with $11.4 million in the third quarter of 1996. Miscellaneous income and expense, net was $32.1 million in the first nine months of 1997, compared with $28.6 million in the corresponding 1996 period. The third quarter decrease from prior year principally reflected a decrease in interest income. The year-to-date increase principally reflected a 1996 second quarter $7.1 million foreign exchange loss from the effect on working capital of the devaluation of the Venezuelan bolivar, and a $6.0 million pre-tax, non-cash gain in the 1997 second quarter from the exchange of shares of a cost basis investment in a wire and cable business located in Greece. The year-to-date increase was partially offset by an $8.3 million decrease in interest income and a $2.3 million decrease in dividends received from the Corporation's 13.9 percent minority interest in the Southern Peru Copper Corporation. The $7.1 million 1996 second quarter foreign exchange loss from the devaluation of the bolivar was offset by an $8.0 million interest expense gain that represented a remeasurement of Venezuelan local currency debt after the devaluation.

                         CHANGES IN FINANCIAL CONDITION

         Capital expenditures and investments during the first nine months of 1997 were $329.8 million for Phelps Dodge Mining Company, including $135.2 million for the expansion of the Corporation's Candelaria mining operations in Chile. Capital expenditures and investments were $149.1 million for Phelps Dodge Industries. Capital expenditures and investments in the corresponding 1996 period were $225.4 million for Phelps Dodge Mining Company and $122.7 million for Phelps Dodge Industries. The Corporation expects capital expenditures and investments for the year 1997 to be approximately $465 million for Phelps Dodge Mining Company (including approximately $165 million for the Candelaria expansion project). Phelps Dodge Industries is expected to spend approximately $245 million during the year.

         At September 30, 1997, the Corporation's total debt was $921.5 million, compared with $659.3 million at year-end 1996. Debt increased as a result of non-recourse borrowings for the expansion of the Candelaria mine and borrowings under the Corporation's newly instituted commercial paper program to support the Corporation's capital expenditure and share purchase programs. The Corporation's ratio of debt to total capitalization was 25.9 percent at September 30, 1997, compared with 18.8 percent at December 31, 1996. For further information concerning the Candelaria borrowings, the Corporation's commercial paper program and the Corporation's revolving credit agreement that was amended in the second quarter of 1997, please refer to Note 5 to the Consolidated Financial Information. Also refer to Note 5 for information concerning the Corporation's issuance of $250 million of long-term notes and debentures in November 1997, which will be used for general corporate purposes including the repayment of the Corporation's outstanding commercial paper ($174.7 million at September 30, 1997) which was issued for the Corporation's capital expenditure and share purchase programs, as well as acquisitions.

         On September 10, 1997, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1997 third quarter; the total amount paid was $30.1 million, bringing total 1997 dividends paid through September 30 to $93.3 million. On November 5, 1997, the Board of Directors declared a 1997 fourth quarter regular dividend of 50 cents per common share to be paid on December 10, 1997, to shareholders of record at the close of business on November 21, 1997.

         On May 7, 1997, the Corporation announced that its board of directors had authorized the purchase of up to an additional 6 million of its common shares, approximately 10 percent of its then outstanding shares. This authorization followed a 5 million share purchase program that was initiated in March 1995 and extended to 10 million shares in March 1996. Under that program,
9.9 million shares were purchased by the Corporation. In 1997 through November 10, the Corporation purchased a total of 6.4 million of its common shares at a total cost of $501.1 million, including 3.5 million shares at a cost of $282.5 million under the new 6 million share authorization. An additional 2.5 million shares remain authorized for purchase under the new program. There were 59.4 million common shares outstanding on September 30, 1997.

                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

         I. Reference is made to Paragraph II, section A.2.(a) of Item 3, Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1996, regarding In re the General Adjudication of all Rights to Use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County), and to Paragraph I of Item 1. Legal Proceedings of the Corporation's Forms 10-Q for the quarters ended March 31 and June 30, 1997.

         The Corporation understands that, pursuant to the applicable federal legislation (Pub. L. No. 105-18, ss. 5003, 111 Stat. 158, 181-187, the
"Legislation"), the San Carlos Apache Tribal Court dismissed the action filed against the Corporation in that court on May 12, 1997, by the San Carlos Apache Tribe. (The Legislation required that suit be dismissed by August 22, 1997.) Any claims by the San Carlos Apache Tribe relating to the Corporation's historical use and occupancy and operation of its pump station on the Black River and related facilities are now to be brought, if at all, in the United States District Court.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b)      Reports on Form 8-K:

                  The Corporation filed a Current Report on Form 8-K on November 3, 1997, with respect to the issuance of debt securities pursuant to an Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee.

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




                                             PHELPS DODGE CORPORATION
                                             ------------------------
                                            (Corporation or Registrant)




Date:  November 13, 1997                     By:    Gregory W. Stevens
                                                    ------------------
                                                    Gregory W. Stevens
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                Index to Exhibits
                                -----------------



4.3 Form of Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation's Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380) filed with the Securities and Exchange Commission on September 25, 1997 (SEC File No. 1-82)).


4.4 Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 (SEC File No. 1-82)).


4.5      Form  of  7.125  percent  Debenture,  due  November  1,  2027,  of  the
         Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 (SEC File No. 1-82)).


12       Computation of ratios of total debt to total capitalization.


15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.