Form 10-K405
period 1997-12-31
PHELPS DODGE CORP
filed 1998-03-17
CIK 78066

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

                   For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
          -------------------                              -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 6, 1998, was approximately $3,820,233,000.

Number of Common Shares outstanding at March 6, 1998:  58,660,000 shares.

                      Documents Incorporated by Reference:

             Document                                           Location in 10-K
             --------                                           ----------------
Proxy Statement for 1998 Annual Meeting                             Part III

================================================================================

                            PHELPS DODGE CORPORATION

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1997




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

                         1997 Annual Report on Form 10-K

                                     Part I

Items 1. and 2.  Business and Properties
----------------------------------------

         Phelps Dodge Corporation, incorporated under the laws of New York in 1885, is among the world's largest producers of copper. In 1997, the Corporation produced 812,100 tons of copper for its own account from its worldwide mining operations and an additional 172,000 tons of copper for the accounts of minority interest owners. Gold, silver, molybdenum, copper chemicals and sulfuric acid are also produced as byproducts of the Corporation's copper operations.

         Production of copper for the Corporation's own account from its U.S. operations constituted approximately 30 percent of the copper mined in the United States in 1997. Much of the Corporation's U.S. copper production, after electrowinning or smelting and refining, together with additional copper purchased from others, is used by the Corporation to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. The Corporation is the world's largest producer of copper rod.

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

         The Corporation also manufactures engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors through a group of industrial companies. Specialty chemicals are produced through Columbian Chemicals Company which is among the world's largest producers of carbon black, a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and other products, for the rubber industry. It also produces specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications. The Corporation produces wire and cable products and specialty conductors at U.S. and international operations through Phelps Dodge Magnet Wire Company and Phelps Dodge International Corporation. Phelps Dodge Magnet Wire Company, the world's largest manufacturer of magnet wire, produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products. Phelps Dodge International Corporation manufactures telecommunication and energy cables and specialty conductors.

         Effective January 1, 1998, Phelps Dodge sold Accuride Corporation and its subsidiaries (Accuride), its division that manufactures steel and aluminum wheels and rims for medium and heavy trucks, trailers and buses, to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. Under terms of the sale agreement, Phelps Dodge will retain a 10 percent interest in Accuride (see Note 2 to the Consolidated Financial Statements for a further discussion of this sale).

         The discussion of the business and properties of the Corporation contained below in Items 1 and 2 of this report is based on the Corporation's two business segments: (i) Phelps Dodge Mining Company and (ii) Phelps Dodge Industries. These are more fully described in Note 21 to the Consolidated Financial Statements of this report, which also sets forth financial information about such segments.

         (i) The Phelps Dodge Mining Company segment includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs.

         (ii) Through 1997, the Phelps Dodge Industries segment included the Corporation's specialty chemicals operations, its wire and cable operations, and its recently sold wheel and rim operations.

         Information about sales and earnings of international operations of the
Corporation  is  also  included  in  Note  21  to  the  Consolidated   Financial
Statements.

         Unless the context otherwise requires, "Corporation" and "Phelps Dodge" as used in this report mean Phelps Dodge Corporation and its consolidated subsidiaries. In addition, all references to tons are to short tons and references to ounces are to troy ounces.

         The number of people employed by the Corporation on December 31, 1997, was 15,869 including 1,480 at Accuride Corporation.

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

Properties, Facilities and Production
-------------------------------------

         Copper Operations
         -----------------

         Phelps Dodge produces copper concentrates from open-pit mines and concentrators located in Morenci, Arizona; Santa Rita, New Mexico; and near
Copiapo, Chile. The Corporation also produces copper concentrates from two underground mines and a concentrator located near Copiapo through Compania Contractual Minera Ojos del Salado (Ojos del Salado), a wholly owned Chilean subsidiary of Phelps Dodge Corporation. Minor amounts of copper precipitates, which like concentrates must be smelted and then electrolytically refined, are produced at various locations. The Corporation produces electrowon copper cathode at open-pit mine-for-leach and solution extraction/electrowinning (SX/EW) operations in Tyrone, New Mexico. In addition, the Corporation produces electrowon copper cathode at SX/EW operations in Morenci, Arizona and Santa Rita, New Mexico.

         The Morenci complex in southeastern Arizona comprises an open-pit mine, two concentrators, three solution extraction facilities and two electrowinning tankhouses. The Corporation owns an 85 percent undivided interest in the Morenci complex; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Phelps Dodge is the operator of the Morenci properties. Sumitomo takes in kind its share of Morenci production. The Morenci complex is the largest copper producing operation in North America.

         Litigation concerning the allocation of available water supplies could adversely affect the water supplies for the Morenci operation and other prospective producing properties of the Corporation in Arizona. See "Legal Proceedings" for information concerning the status of these proceedings.

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

         The Candelaria mine is located near Copiapo in the Atacama Desert of northern Chile. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and achieved full production in 1995. The project presently consists of an open-pit copper mine, concentrator, port and associated facilities. Phelps Dodge owns an 80 percent interest in Compania Contractual Minera Candelaria (Candelaria) through PD Candelaria, Inc., a wholly owned subsidiary of the Corporation, with a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation owning the remaining 20 percent interest. On May 1, 1996, the Corporation announced plans to expand concentrator throughput at Candelaria. That expansion was completed in the 1997 fourth quarter at a total cost of $305 million, and is expected to bring Candelaria's average annual production to approximately 380 million pounds. This results in an average annual increase in production for the Corporation of 130 million pounds. The expansion included increased mining activity, the installation of a second semi-autogenous (SAG) mill line, new and expanded concentrating facilities, and the addition of more than 200 employees. As a result of the expansion, the estimated mine life of Candelaria is expected to be reduced from 35 years of production to 19 years.

         The Tyrone mine-for-leach operation near Silver City, New Mexico, is wholly owned by Phelps Dodge Corporation. The SX/EW plant at Tyrone is owned and operated by Burro Chief Copper Company (Burro Chief), a wholly owned subsidiary of the Corporation. Burro Chief also operates the SX/EW plant at Santa Rita.

         Phelps Dodge is the leading producer of copper using the SX/EW process. In 1997, the Corporation produced a total of 418,000 tons of cathode copper at its SX/EW facilities, compared with 408,000 tons in 1996 and 364,200 tons in 1995. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. As used by the Corporation in conjunction with its conventional concentrating, smelting and refining, SX/EW is a major factor in its continuing efforts to maintain internationally competitive costs. Total annual capacity of electrowon copper cathode production is currently 270,000 tons at the Morenci complex, 75,000 tons at the Santa Rita plant and 75,000 tons at the Burro Chief plant near Tyrone.

         On February 3, 1998, the Corporation announced the acquisition of Cobre Mining Company Inc. (Cobre) for approximately $115 million including acquisition costs. The Corporation assumed Cobre's outstanding debt of approximately $14 million. The acquisition was at a price of $3.85 per common share for substantially all of Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land located in southwestern New Mexico adjacent to the Corporation's Chino operations. Cobre's reported mill ore reserves at year-end 1996 were 48 million tons averaging more than 1 percent copper.

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

         The Corporation's refinery in El Paso, Texas, is one of the world's largest copper refineries. During 1997, the refinery operated at capacity producing just over 455,000 tons of electrolytic copper. This capacity is sufficient to refine all copper produced by the Corporation for its account at its two operating smelters as well as anodes refined for other customers on a toll basis. The El Paso refinery also produces gold, silver and copper sulfate and recovers small amounts of selenium, platinum and palladium as byproducts of the copper refining process.

         Phelps Dodge is the world's largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of the Corporation's refined copper, and additional copper purchased by the Corporation, is converted into rod at its continuous-cast copper rod facilities in El Paso, Texas, and Norwich, Connecticut. The two plants have a collective annual capacity to convert more than 750,000 tons of refined copper into rod and other refined copper products. During 1997, combined production of rod and other refined copper products from the two plants was 747,000 tons.

         The following tables give the Corporation's worldwide copper production by source for the years 1993 through 1997; aggregate production and delivery (sales) data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper prices; and production from the Corporation's smelters and refinery. Major changes in operations during the five-year period included (1) an increase in capacity in 1995 of the SX/EW facilities at Morenci; (2) the startup of the Southside project in 1995 at Morenci; (3) expansion of Chino's SX/EW plant at Santa Rita in 1993 and 1997;
(4) severe flooding problems at Ojos del Salado's Santos mine in 1993 that resulted in reduced production of copper concentrate; (5) the sale of the Corporation's interest in the Santa Gertrudis gold mine in the 1994 second quarter; (6) commencement of operations at Candelaria in the 1994 fourth quarter and achievement of full production in 1995; and (7) expansion of Candelaria concentrator operations in 1997.

--------------------------------------------------------------------------------

PHELPS DODGE COPPER PRODUCTION DATA, BY SOURCE
----------------------------------------------
(thousand tons)
                                       1997     1996     1995     1994     1993
                                       ----     ----     ----     ----     ----
MATERIAL MINED (a)
 Morenci                             291,698  297,688  261,264  240,700  219,032
 Tyrone                              107,896  102,936   83,935   62,067   49,387
 Chino                               121,639  122,939  115,821  105,057  108,568
 Candelaria                           90,045   83,962   72,068   17,842     --
 Ojos del Salado                       1,713    1,628    1,855    1,712    1,438
                                     -------  -------  -------  -------  -------
Total material mined                 612,991  609,153  534,943  427,378  378,425
Less minority participants' shares   102,305  102,421   92,211   74,692   69,044
                                     -------  -------  -------  -------  -------
Net Phelps Dodge share               510,686  506,732  442,732  352,686  309,381
                                     =======  =======  =======  =======  =======

MILL ORE MINED
 Morenci                              50,951   47,136   44,284   45,240   46,990
 Chino                                18,413   20,061   17,026   17,811   17,436
 Candelaria                           13,055   11,603   11,439    2,685     --
 Ojos del Salado                       1,551    1,506    1,596    1,536    1,314
                                     -------  -------  -------  -------  -------
Total mill ore mined                  83,970   80,306   74,345   67,272   65,740
Less minority participants' shares    16,392   16,078   14,606   13,260   12,861
                                     -------  -------  -------  -------  -------
Net Phelps Dodge share                67,578   64,228   59,739   54,012   52,879
                                     =======  =======  =======  =======  =======

GRADE OF ORE MINED - PERCENT COPPER
 Morenci                                0.72     0.70     0.64     0.65     0.67
 Chino                                  0.69     0.67     0.76     0.69     0.73
 Candelaria                             1.45     1.40     1.88     1.27     --
 Ojos del Salado                        1.54     1.57     1.40     1.38     1.43

RECOVERABLE COPPER (b)
 Morenci:
  Concentrate                          269.9    247.1    211.6    217.3    233.3
  Electrowon                           272.3    262.5    225.7    190.1    170.8
 Tyrone:
  Precipitate                            2.6      3.7      4.3      4.2      6.0
  Electrowon                            76.6     76.0     70.4     68.9     73.5
 Chino:
  Concentrate and precipitate           99.9     99.0    100.6     92.7     95.6
  Electrowon                            69.1     69.5     68.1     66.8     63.9
 Candelaria:
  Concentrate                          171.7    150.8    165.7     31.0     --
 Ojos del Salado:
  Concentrate                           21.1     21.3     19.6     18.6     16.7
 Bisbee precipitate and
  miscellaneous                          0.9      3.4      1.6      3.6      1.6
                                     -------  -------  -------  -------  -------
Total recoverable copper               984.1    933.3    867.6    693.2    661.4
Less minority participants' shares     172.0    162.9    154.9    120.4    113.7
                                     -------  -------  -------  -------  -------
Net Phelps Dodge share                 812.1    770.4    712.7    572.8    547.7
                                     =======  =======  =======  =======  =======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PHELPS DODGE METAL PRODUCTION AND DELIVERIES (b)
------------------------------------------------
                                   1997      1996      1995      1994      1993
                                   ----      ----      ----      ----      ----
COPPER (THOUSAND TONS)
 Total production                  984.1     933.3     867.6     693.2     661.4
 Less minority participants'
  shares                           172.0     162.9     154.9     120.4     113.7
                                 -------   -------   -------   -------   -------
  Net Phelps Dodge share           812.1     770.4     712.7     572.8     547.7
                                 =======   =======   =======   =======   =======

 Deliveries (c)                    812.8     771.6     696.6     560.6     543.9
                                 =======   =======   =======   =======   =======

GOLD (THOUSAND OUNCES) (d)
 Total production                    139       129       151        93        85
 Less minority participants'
  shares                              30        26        31        28        29
                                 -------   -------   -------   -------   -------
  Net Phelps Dodge share             109       103       120        65        56
                                 =======   =======   =======   =======   =======

 Deliveries (c)                      113       125       125        47        54
                                 =======   =======   =======   =======   =======

SILVER (THOUSAND OUNCES) (d)
 Total production                  3,254     2,636     2,739     1,627     1,387
 Less minority participants'
  shares                             677       564       545       360       273
                                 -------   -------   -------   -------   -------
  Net Phelps Dodge share           2,577     2,072     2,194     1,267     1,114
                                 =======   =======   =======   =======   =======

 Deliveries (c)                    2,637     2,359     1,985     1,039     1,085
                                 =======   =======   =======   =======   =======

MOLYBDENUM (THOUSAND POUNDS)
 Total production                  2,121     2,427     2,024       969     1,200
 Less minority participants'
  shares                             472       501       507       226       394
                                 -------   -------   -------   -------   -------
  Net Phelps Dodge share           1,649     1,926     1,517       743       806
                                 =======   =======   =======   =======   =======

 Deliveries                        1,272     2,141     1,328       698       905
                                 =======   =======   =======   =======   =======

SULFURIC ACID
 (THOUSAND TONS) (e)
 Total production                1,263.4   1,235.3   1,252.6   1,276.7   1,379.4
 Less minority participant's
  share                            210.5     191.8     181.3     191.5     193.9
                                 -------   -------   -------   -------   -------
  Net Phelps Dodge share         1,052.9   1,043.5   1,071.3   1,085.2   1,185.5
                                 =======   =======   =======   =======   =======

 Deliveries                        383.5     464.0     554.3     685.2     718.4
                                 =======   =======   =======   =======   =======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                        1997     1996     1995     1994     1993
                                        ----     ----     ----     ----     ----
COMEX COPPER PRICE (f)                 $1.04     1.06     1.35     1.07     0.85

--------------------------------------------------------------------------------

PHELPS DODGE SMELTERS, REFINERY AND ROD PRODUCTION
--------------------------------------------------

Smelters (g)
  Total copper (thousand
   tons)                               419.1    428.8    422.5    411.7    376.7
  Less minority
   participant's share                  64.5     62.9     58.6     60.0     51.0
                                     -------  -------  -------  -------  -------
    Net Phelps Dodge share             354.6    365.9    363.9    351.7    325.7
                                     =======  =======  =======  =======  =======
Refinery (h)
  Copper (thousand tons)               455.3    450.1    453.0    453.8    432.4
  Gold (thousand ounces)               107.9    114.4    145.4    118.0     85.8
  Silver (thousand ounces)           2,843.0  3,142.5  3,441.5  2,672.3  3,144.7

Rod (i) (thousand tons)                747.0    711.4    654.2    683.5    621.6

--------------------------------------------------------------------------------

Footnotes to preceding production tables:
     (a)  Includes material mined for leach operations.
     (b) Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.
     (c)  Excludes sales of purchased copper, silver and gold.
     (d) Includes the Santa Gertrudis gold project, which was operated by Phelps Dodge from 1991 through the 1994 second quarter.
     (e) Sulfuric acid production results from smelter air quality control operations; deliveries do not include internal usage.
     (f) New York Commodity Exchange annual average spot price per pound - cathodes.
     (g) Includes production from purchased concentrates and copper smelted for others on a toll basis.
     (h) Includes production from purchased material and copper refined for others on a toll basis.
     (i)  Includes rod, wire and other shapes.

--------------------------------------------------------------------------------

         Other Mining Operations and Investments
         ---------------------------------------

         Phelps Dodge Mining (Pty.) Limited, a wholly owned subsidiary of Phelps Dodge Corporation, operates the Witkop open-pit fluorspar mine and a mill in the western Transvaal, South Africa. The operation produces acid-grade fluorspar concentrates for customers in South Africa, the United States, Europe, Australia and Asia. Phelps Dodge Mining (Pty.) Limited produced a total of 97,800 metric tons of acid-grade fluorspar in 1997. Also, during 1997, the plant achieved a record safety performance level by completing 26 consecutive months without a recordable safety incident.

         Black Mountain Mineral Development Company (Pty.) Limited operates an underground lead-silver-zinc-copper mine and a concentrator in the Cape Province of South Africa. The operation is owned 44.6 percent by Phelps Dodge and 55.4 percent by the Gold Fields of South Africa group, who manages the operation. Phelps Dodge accounts for its investment in Black Mountain on the equity basis. Phelps Dodge received $3.4 million, $6.0 million and $5.7 million in dividend payments from Black Mountain in 1997, 1996 and 1995, respectively.

         Phelps Dodge owns a 13.9 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW facility, a smelter and a refinery in Peru. SPCC's other principal shareholders are ASARCO Incorporated with a 54.1 percent interest and the Cerro Trading Company with a 17.8 percent interest. The common stock held by Phelps Dodge, ASARCO and Cerro Trading Company is closely held and is not registered for trading. The remaining 14.2 percent interest is publicly held. SPCC's results are not included in Phelps Dodge's earnings because the Corporation accounts for its investment in SPCC on the cost basis. During 1997, Phelps Dodge received dividend payments of $14.1 million from SPCC, compared with $16.4 million in 1996 and $13.6 million in 1995.

         On May 6, 1997, Phelps Dodge acquired an indirect 40 percent voting interest, representing an indirect 26.67 percent economic interest, in a leading Peruvian zinc mining company, Compania San Ignacio de Morococha S.A. (SIMSA) and its San Vicente mine. SIMSA's other shareholder with voting shares is the Jesus Arias family. The underground mine produces approximately 130 million pounds of zinc annually. Phelps Dodge accounts for its investment in SIMSA on the equity basis.

Exploration & Development
-------------------------

         Phelps Dodge Exploration Corporation's primary objectives are to increase copper reserves through discoveries, acquisitions and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Phelps Dodge Exploration Corporation operates in 26 countries with an emphasis in Australia, Brazil, Canada, Chile, CIS, Eritrea, eastern Europe, India, Indonesia, Madagascar, Mexico, Peru, the Philippines, the United States and Zambia. During 1997, a new office was established in Austria.

         The 1997 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. Phelps Dodge expended $74.1 million on worldwide exploration during 1997, compared with $70.7 million in 1996 and $60.3 million in 1995. Approximately 33 percent of the 1997 expenditures occurred in the United States with 23 percent being spent at our mine sites. This compared with 47 percent in 1996 (33 percent at mine sites) and 32 percent in 1995 (20 percent at mining sites). The balance of exploration expenditures was spent principally in Australasia, Brazil, Canada, Chile, Mexico, Peru and Madagascar.

         During 1997, continuing exploration efforts at existing Phelps Dodge copper operations outlined significant additional copper resources. In the Morenci area, exploration and definition drilling continued during the year at the Coronado deposit where an estimated 180 million tons of sulfide material with an average grade of 0.69 percent copper and 310 million tons of leach material with an average grade of 0.29 percent copper have been delineated and added to reserves. Additionally, approximately 140 million tons of leach material with an average grade of 0.25 percent copper have been identified as a potential resource in the American Mountain area of the Morenci mining complex.

         Other developments in Arizona included the completion of a resource and feasibility study that evaluated the re-opening of the Ajo property. On May 7, 1997, the Corporation announced plans to resume production at its Ajo copper mine in southern Arizona where mining operations have been suspended since 1984. A $238 million modernization of the facility is anticipated to begin pending completion of environmental permitting and market conditions. When operating at full capacity, Ajo is expected to add 135 million pounds of copper to the Corporation's annual production. Studies incorporating the use of current technologies for a new concentrator facility have indicated that Ajo would reopen with a reserve of 150 million tons of 0.56 percent copper.

         In New Mexico during 1997, additional mine-for-leach ore reserves were delineated in the Tyrone area where exploration activities identified an estimated 78 million tons of sulfide and oxide leach material with an average grade of 0.34 percent copper.

         A feasibility study and environmental permitting is in progress to advance development of the Dos Pobres deposit in the Safford District in eastern Arizona. The Dos Pobres deposit contains a total of 285 million tons of leach material with a grade of 0.39 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of concentrator material with a grade of 0.65 percent copper.

         Internationally, Phelps Dodge Exploration Corporation announced the discovery of a potentially significant nickel/cobalt deposit in central Madagascar. Detailed drilling in the district, which is located approximately 80 kilometers east of the capital city of Antananarivo, combined with historic exploration in the area, indicates an overall resource of approximately 168 million metric tons of ore at a grade of 1.11 percent nickel and 0.10 percent cobalt. A detailed feasibility study and environmental assessment of the project are under way.

         The Kafue Consortium, of which Phelps Dodge is a part, submitted a bid in 1997 to acquire the Nkana and Nchanga division of Zambia Consolidated Copper Mines Limited under the Zambian privatization program. The submitted proposal, if accepted, would result in a new company with the following ownership composition: Phelps Dodge - 26 percent, AVMIN Limited - 26 percent, Noranda Mining and Exploration Inc. - 26 percent, and Commonwealth Development Corporation - 10 percent. Zambia Consolidated Copper Mines Limited, the present owner, would retain a 12 percent interest in the new company.

         Phelps Dodge is completing a pre-feasibility study on its 70 percent owned Piedras Verdes property in Sonora, Mexico, and, during 1997, an additional 160 million tons of leach material at 0.33 percent copper was delineated.

         On September 25, 1997, the Corporation sold its 72.25 percent interest in the Seven-Up Pete Joint Venture's McDonald gold project near Lincoln, Montana, and other associated properties, to CR Montana Corporation and Canyon Resources Corporation, the parent of CR Montana.

Ore Reserves
------------

         Ore reserves at each of Phelps Dodge's active copper operations and at Dos Pobres and Ajo have been estimated as follows:

--------------------------------------------------------------------------------
                                        Estimated at December 31, 1997
                                        ------------------------------
                                 Milling                Leaching
                                 Reserves               Reserves         Phelps
                            ------------------    -------------------    Dodge
                            Million       %       Million        %      Interest
                             Tons       Copper     Tons        Copper     (%)
                            -------     ------    -------      ------   --------
Morenci                      543.3       0.68     1,628.1       0.26      85.0
Chino                        368.9       0.62       520.8       0.30      66.7
Tyrone                           -          -       455.0       0.34     100.0
Candelaria*                  475.8       0.88           -          -      80.0
Dos Pobres                   330.0       0.65       285.0       0.39     100.0
Ajo                          150.0       0.56           -          -     100.0
Ojos del Salado*              19.7       1.32           -          -     100.0

----------------

     *    The   Candelaria  and  Ojos  del  Salado   deposits  also   contained,
          respectively, 0.006 ounces and 0.008 ounces of gold per ton in 1997.

                                        Estimated at December 31, 1996
                                        ------------------------------
                                 Milling                Leaching
                                 Reserves               Reserves         Phelps
                            ------------------    -------------------     Dodge
                            Million       %       Million        %      Interest
                             Tons       Copper     Tons        Copper     (%)
                            -------     ------    -------      ------   --------

Morenci                      406.9       0.68     1,364.2       0.27      85.0
Chino                        389.1       0.62       560.5       0.30      66.7
Tyrone                           -          -       413.3       0.34     100.0
Candelaria *                 441.4       0.95           -          -      80.0
Dos Pobres                   330.0       0.65       285.0       0.39     100.0
Ajo
Ojos del Salado *             13.4       1.30           -          -     100.0

----------------

     *    The   Candelaria  and  Ojos  del  Salado   deposits  also   contained,
          respectively, 0.006 ounces and 0.008 ounces of gold per ton in 1996.

--------------------------------------------------------------------------------

         The Corporation's estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

--------------------------------------------------------------------------------
                                         1997    1996     1995     1994     1993
                                         ----    ----     ----     ----     ----
Milling reserves (billion tons)           1.6     1.3      1.2      1.0      0.9

Leaching reserves (billion tons)          2.5     2.2      1.8      1.7      1.2

Commercially recoverable copper
  (million tons)                         13.7    12.1     12.3     10.6     10.1

--------------------------------------------------------------------------------

         Ore reserves at each of Phelps Dodge's other mining operations and investments at year-end 1997 are estimated as follows:

--------------------------------------------------------------------------------
                       Ore                                                Phelps
                     Reserves  Silver                              %      Dodge
                     Million   Ounces     %        %       %    Calcium    Int.
                       Tons    Per Ton  Copper    Lead    Zinc  Fluoride   (%)
                     --------  -------  ------    ----    ----  --------  -----
Black Mountain
  Broken Hill
   deposit               8.9     2.3     0.52      5.7     2.9       -     44.60

Southern Peru
  Copper
   Corporation *     1,735.5       -     0.67        -       -       -     13.90

Phelps Dodge
  Mining Limited        18.9       -        -        -       -   17.44    100.00

----------------

* Southern Peru Copper Corporation deposits also contain approximately 680 million tons of leach material at a grade of 0.21 percent copper.

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

         The Corporation holds various other properties containing mineral deposits that it believes could be brought into production should market conditions warrant. Permitting and significant capital expenditures would be required before operations could commence at these properties. The deposits are estimated to contain the following mineralization as of December 31, 1997:

--------------------------------------------------------------------------------
                                    Sulfide Material   Leach Material    Phelps
                                    ----------------  -----------------   Dodge
                                    Million     %     Million      %    Interest
                      Location       Tons     Copper    Tons     Copper    (%)
                      --------      -------   ------  -------    ------ --------

American
 Mountain              Arizona          -         -      140      0.25     85.00

Cochise                Arizona          -         -      210      0.40    100.00

Copper Basin           Arizona         70      0.53        -         -    100.00

Garfield               Arizona          -         -    1,000      0.27     85.00

Lone Star              Arizona          -         -    1,600      0.38    100.00

Sanchez                Arizona          -         -      230      0.29    100.00

San Juan               Arizona          -         -      270      0.28    100.00

Western Copper         Arizona        530      0.55      500      0.31     85.00

Piedras Verdes         Mexico           -         -      310      0.37     70.00

Southern Peru
 Copper
  Corporation          Peru           370      0.62        -         -     13.90

Black Mountain *       South Africa    20         -        -         -     44.60

------------------

     *    The Black  Mountain  deposit  contains an estimated  6.3 percent lead,
          1.16 percent zinc, 0.71 percent copper and 1.61 ounces of silver per ton.

--------------------------------------------------------------------------------

Ownership of Real Property
--------------------------

         The Corporation owns substantially all the lands on which its copper mines, concentrators, SX/EW facilities, smelters, refinery and rod mills are located. The Chino Mines partnership leases insignificant amounts of real property under a variety of terms. This leased real property is not critical to Chino operations.

Sales and Competition
---------------------

         A majority of Phelps Dodge's copper, and additional copper purchased by the Corporation, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 55 percent of Phelps Dodge Mining Company's sales in 1997. Phelps Dodge also sells its copper as concentrate and cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Phelps Dodge rod also is used by the Corporation's magnet wire, bare wire and specialty conductor operations.

         The Corporation sells its copper rod and cathode on the basis of premiums, which are announced from time to time by the Corporation, over New York Commodity Exchange (COMEX) prices. It also sells copper concentrates based on the prices on the COMEX or the London Metal Exchange (LME). From time to time, Phelps Dodge engages in hedging programs designed to enable the Corporation to realize current average prices for metal delivered or committed to be delivered. Other price protection arrangements also may be entered into from time to time, depending on market circumstances, to ensure a minimum price for a portion of the Corporation's expected future mine production (see Management's Discussion and Analysis and Notes 1 and 20 to the Consolidated Financial Statements for a further discussion of such arrangements).

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

         Excess inventories caused average copper prices to decline to 85 cents per pound in 1993. In 1994, excess inventories that accumulated after 1992 were liquidated as copper consumption increased reflecting solid economic growth in the United States, the beginning of an economic recovery in Europe and continued strong demand from the Pacific Rim region, excluding Japan. As a result, the 1994 annual average price per pound increased to $1.07. In 1995, the price of copper as reported on COMEX averaged $1.35 per pound of copper cathode, 28 cents more than the 1994 average price. The price increase was attributable to the strong growth in demand during 1994 that reduced copper inventories to low levels in 1995.

         In 1996, the COMEX copper price averaged $1.06 per pound of copper cathode, 29 cents less than the 1995 average price. The decrease was attributable primarily to the market's reaction to more than $2 billion in losses from unauthorized transactions by a Japanese company's principal copper trader.

         While the market anticipated a copper supply increase in 1996, worldwide copper inventories remained at the four-week level consistent with 1995 levels. The stability was due to continued growth in copper consumption, slightly reduced output of smelters and lack of available scrap, which forced brass mills to purchase cathode as a substitute. Western world copper consumption increased by more than 3 percent. The economic expansion in the United States fueled strong demand in all copper consuming sectors. In Europe, growth was flat compared to 1995, while Japan emerged from a recession. Strong fundamental growth continued in Southeast Asia in 1996, and China imported large quantities of copper to increase strategic inventories.

         In 1997, the COMEX copper price averaged $1.04 per pound of copper cathode, 2 cents less than the 1996 average price. The bullish market of 1996 continued into early 1997, driven by a buoyant North American economy, excellent growth in the copper rod and brass mill markets in the United States, and the beginning of an economic recovery in Europe. Copper inventories increased steadily during the third quarter of 1997, however, driving prices down. In late 1997, concern about excess future supply from expansions at existing copper operations and the start-up of new mining projects, combined with market volatility as a result of the collapse of several Southeast Asian economies, caused dramatic decreases in the price of copper. Consumption in the region dropped sharply and, at the same time, Asian copper users liquidated existing inventories. By the close of the year, copper prices had plummeted to a four-year low.

Costs
-----

         Unit production costs of copper in 1997 were slightly higher than in 1996, principally as a result of increased depreciation charges from recent capital projects, production disruptions at the Hidalgo smelter, increased mining expenses and the December failure of the ore conveyor system at Morenci. Unit production costs of copper generally continued to reflect high levels of production, ongoing cost containment programs and increased amounts of copper obtained through the SX/EW process.

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

Environmental and Other Regulatory Matters
------------------------------------------

         The Corporation's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Global operations are also subject to varied environmental protection laws. The federal Clean Air Act, as amended (the Clean Air Act), and regulations thereunder to date have had a significant impact, particularly on the Corporation's smelters. Costs associated with environmental compliance have increased over time, and are generally expected to continue to rise in the future. However, improving environmental performance is a continuing objective of the Corporation. Good progress has been made to meet the challenge of increasingly complex environmental regulations, particularly those environmental regulations affecting the mining industry.

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

         In 1989, Arizona adopted  regulations for its aquifer protection permit
(APP) program, which replaced the then existing Arizona groundwater quality protection permit regulations. Several of the Corporation's properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination. APP applications for existing facilities operating pursuant to the APP transition provisions are not required until requested by the State or unless a major modification at the facility alters the existing discharge characteristics. The Corporation has received an APP for a closed tailing pile in Clarkdale, Arizona. The Corporation also has conducted groundwater studies and submitted APP applications for several of its other properties and facilities, including the Morenci mine and certain facilities at the Copper Queen branch. The Corporation will continue to submit all required APP applications for its remaining properties and facilities, as well as for any new properties or facilities. It is not known what the APP requirements for all existing and new facilities will be and, therefore, it is not possible to estimate such costs. The Corporation is likely to continue to have to make expenditures to comply with the APP program and regulations.

         On December 23, 1994, Chino Mines Company (Chino), which is two-thirds owned by Phelps Dodge Corporation and is located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department that will require Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. Phelps Dodge acquired Chino at the end of 1986. Those studies began in 1995 and, until the studies are completed, it will not be possible to determine the nature, extent, cost, and timing of remedial work which will be required under the AOC, although remedial work is expected to be required.

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and the Corporation's operations began submitting the required reclamation plans in 1997. Reclamation is an ongoing activity and the Corporation recognizes estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation.

         The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. In response to these new laws, several of the Corporation's subsidiaries already have submitted or are in the process of preparing applications for Title V operating permits. These programs will likely increase the Corporation's regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of the Corporation's facilities that is determined to be a major source of federal hazardous air pollutants. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the full impact of the new requirements on the Corporation.

         The Corporation  estimates that its share of capital  expenditures  for programs to comply with applicable environmental laws and regulations that affect its mining operations will total approximately $32 million in 1998 and from $15 million to $20 million in 1999; $24 million was spent on such programs in 1997. The Corporation also anticipates making significant capital and other expenditures beyond 1999 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management
(BLM) to form a task force to review BLM's hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on the Corporation's current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments and/or adoption of revisions to the hardrock mining surface management regulations, as described above, would result in additional expenses in the development and operation of new mines on federal lands.

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

         The Corporation does not expect that the additional capital and operating costs associated with achieving compliance with the various environmental, health and safety laws and regulations will materially adversely affect its competitive position relative to other U.S. copper producers, which are subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect the Corporation in its efforts to compete globally with those foreign producers not subject to such stringent requirements.

Labor Matters
-------------

         Employees in Phelps Dodge Mining Company's Arizona operations, El Paso refinery and rod mill, Tyrone, Hidalgo smelter, Burro Chief Copper Company and Norwich rod mill, and certain employees at Chino are not represented by any unions. The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of March 6, 1998, employees who were covered by the agreements continued to work without a contract.

PHELPS DODGE INDUSTRIES
-----------------------

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally  competitive  cost  and  quality,  and  specialized  engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals); its U.S. and international wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates; and, until it was sold effective January 1, 1998, its wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride) (see Note 2 to the Consolidated Financial Statements for a further discussion of this sale).

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

         Phelps Dodge Magnet Wire Company, headquartered in Fort Wayne, Indiana, is an international producer of magnet wire, the insulated conductor used in most electrical motors. Its products are manufactured in the United States at plants in Fort Wayne, Indiana; Hopkinsville, Kentucky; Laurinburg, North Carolina; and El Paso, Texas. Phelps Dodge Magnet Wire Company also manufactures its products at a plant in Mureck, Austria. The Austrian operation, Phelps Dodge Eldra, GmbH, is a joint venture with Eldra Elektrodraht-Erzeugung GmbH, a leading European magnet wire manufacturer. Phelps Dodge owns a 51 percent interest in the venture; Eldra Elektrodraht-Erzeugung GmbH owns the remaining 49 percent. In addition, the company and Sumitomo Electric Industries, Ltd. each own a 50 percent interest in SPD Magnet Wire Company, a joint venture that operates a magnet wire plant in Edmonton, Kentucky. These plants draw and insulate copper and aluminum wire which is sold as magnet wire to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops and smaller original equipment manufactures through a network of distributors. On August 7, 1996, the Corporation announced plans to construct a magnet wire manufacturing plant in Monterrey, Mexico. Construction of the $42 million project, which began in 1996, is nearing completion and commercial production is expected in the first quarter of 1998.

         The Corporation has interests in companies that are primarily involved in the manufacture of telecommunication and energy cables and specialty conductors for international markets through U.S. operations and joint venture associations in 15 other countries. The Corporation's interests in these companies are managed by Phelps Dodge International Corporation, a wholly owned subsidiary headquartered in Coral Gables, Florida, which also provides management, marketing assistance, technical support, and engineering and purchasing services to these companies. Five of the Corporation's international wire and cable companies have continuous-cast copper rod facilities. The Corporation has majority interests in companies operating in 11 countries -- Brazil, Chile, China, Costa Rica, Ecuador, El Salvador, Honduras, Panama, Thailand, Venezuela and Zambia. In December 1997, Phelps Dodge International Corporation acquired for $72 million a 60 percent interest in the copper and aluminum wire and cable manufacturing business, Alcoa Aluminio, S.A., of Brazil. Additionally, Phelps Dodge International Corporation inaugurated a copper and aluminum power cable manufacturing facility in November 1997, Phelps Dodge Yantai Cable Company (PDYCC), in the People's Republic of China. PDYCC is a joint venture in which Phelps Dodge owns 66.67 percent of a holding company that has a 60 percent interest in PDYCC. The Corporation also has minority interests in companies located in Hong Kong, Thailand, China and the Philippines, accounted for on the equity basis, and in companies located in Greece and India, accounted for on the cost basis.

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

         Accuride Corporation, headquartered in Henderson, Kentucky, manufactures and markets wheels and rims for commercial trucks, trailers and buses. Accuride operates a manufacturing facility and a design and test center in Henderson, Kentucky; a manufacturing facility in London, Ontario, Canada; and a customer service center in Taylor, Michigan. In addition, Accuride and Kaiser Aluminum and Chemicals Corporation each own 50 percent of AKW Inc., an aluminum wheel production facility in Erie, Pennsylvania. Accuride and The Goodyear Tire and Rubber Company of Akron, Ohio, each own 50 percent of AOT Inc., a commercial tire and wheel assembly facility located in Springfield, Ohio. Accuride also owns a 51 percent interest in a joint venture that was established in 1997 in Mexico (Accuride de Mexico S.A. de C. V.). The remaining interest is owned by Industria Automotriz S.A. de C.V. In January 1998, Phelps Dodge sold Accuride Corporation and its subsidiaries to an affiliate of KKR and the management of Accuride. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)

         See Note 21 to the Consolidated Financial Statements of this report for
information   concerning   Phelps  Dodge  Industries'  sales  by  its  specialty
chemicals, wire and cable, and wheel and rim operations.

Ownership of Real Property
--------------------------

         Phelps Dodge Industries owns most of its plants and the land on which they are located. The exceptions are the land and buildings of Phelps Dodge Magnet Wire in Austria and Nesor at Fairfield and Montville, New Jersey, which are leased. Additionally, the land on which six international plants are located is leased. This land is not a material portion of the overall operations of Phelps Dodge Industries.

Competition and Markets
-----------------------

         The principal competitive factors in the various markets in which Phelps Dodge Industries competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line and research and development.

         Columbian Chemicals is among the world's largest producers of carbon black. Approximately 90 percent of the carbon black produced is used in rubber applications, two-thirds of which is used in the tire industry. The major tire manufacturers in the United States and Western Europe account for a substantial portion of Columbian Chemicals' carbon black sales. In addition, Columbian Chemicals maintains a strong competitive position in mechanical rubber goods markets based on its commitment to quality and service. The Corporation is not aware of any product that could be substituted for carbon black to a significant extent in any of its principal applications. Including Columbian Chemicals, there are a total of six carbon black producers in the United States, two in Canada and three major producers in Western Europe. The carbon black industry is highly competitive, particularly in the U.S. rubber black market.

         With the 1994 acquisition of plants in El Paso, Texas, and Laurinburg, North Carolina, and the new plant being constructed in Monterrey, Mexico, the Corporation believes that Phelps Dodge Magnet Wire Company will continue its position as the world's largest manufacturer of magnet wire. It principally competes with four U.S. manufacturers. The Corporation has a majority interest in a magnet wire manufacturing company in Austria and, through Phelps Dodge International Corporation, also manufactures magnet wire at affiliate companies in Venezuela, Thailand, Zambia and the Philippines.

         The Corporation's international telecommunication and energy cable companies sell a majority of their products to contractors, distributors, and public and private utilities. Their products are used in lighting, power distribution, telecommunications and other electrical applications. The Corporation's specialty high-performance conductors are primarily sold to intermediators (insulators, assemblers, subcontractors and distributors). More than half of these products are ultimately sold to commercial and military aerospace companies for use in airframes, avionics, space electronics, radar systems and ground control electronics. Specialty high-performance conductors are also used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. The Corporation has two primary U.S. competitors and competes with three importers in the specialty conductor market; however, in those few markets where it competes for high volume products, it faces competition from several U.S. fabricators.

Raw Materials
-------------

         Carbon black primarily is produced from heavy residual oil, a byproduct of the crude oil refining process. Columbian Chemicals purchases substantially all of its feedstock on a spot basis at prices that fluctuate with world oil prices. The cost of feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of increasing oil prices, Columbian Chemicals must be able to pass through to customers any increase in its feedstock costs.

         The principal raw materials used by Phelps Dodge Magnet Wire Company's manufacturing operations are copper, aluminum and various chemical and resins used in the manufacture of electrical insulating materials.

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

Environmental Matters
---------------------

         Environmental laws and regulations affect many aspects of the Corporation's industrial operations. Phelps Dodge Industries estimates that its capital expenditures for programs to comply with applicable environmental laws and regulations will total approximately $12 million in 1998 and from $8 million to $10 million in 1999; $11 million was spent on these programs in 1997. The Corporation also anticipates making significant capital and other expenditures beyond 1999 for continued compliance with such laws and regulations. In light of the frequent changes in such laws and regulations and the uncertainty inherent in this area, the Corporation is unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

Labor Matters
-------------

         Phelps Dodge Industries has labor agreements covering most of its U.S. and international plants. The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of March 6, 1998, employees who were covered by the agreement have continued to work without a contract. Columbian Chemicals' plant in the Philippines has a five-year agreement covering approximately 50 employees, with an opener after three years for economic issues, that expired on January 31, 1998. Negotiations are currently under way. Columbian's plant in Hamilton, Ontario, Canada, has a three-year agreement covering approximately 60 employees that expires on September 30, 1998, and its plant in Hickok, Kansas, has a three-year agreement covering 33 employees that expires on December 15, 1998. Phelps Dodge International's plant in West Caldwell, New Jersey, has a three-year agreement covering approximately 340 employees that expires on September 30, 1998.

RESEARCH AND DEVELOPMENT
------------------------

         The Corporation conducts research and development programs relating to technology for exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. It also conducts research and development programs related to its carbon black products through its Columbian Chemicals subsidiary, its wire insulating processes and materials through Phelps Dodge Magnet Wire Company, and conductor materials and processes through Phelps Dodge
International Corporation. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $17.7 million in 1997, compared with $16.5 million in 1996 and $15.8 million in 1995.

OTHER ENVIRONMENTAL MATTERS
---------------------------

         The Corporation is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), as amended by the
Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL) for possible response. Among the sites identified, EPA has included 13 sites owned by the Corporation. The Corporation believes that most, if not all, of its sites so identified will not qualify for listing on the NPL.

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 40 sites. For further information about these proceedings, see Item 3. Legal Proceedings,
Part III.

         At December 31, 1997, the Corporation had reserves of $122.4 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

         The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation has other probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot currently estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

         The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see Environmental and Other Regulatory Matters and Environmental Matters. The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1998 and 1999, and the expenditures for those programs in 1997, are separate from the reserves and estimates described above.

         The Environmental, Health and Safety Committee of the Board of Directors comprises four non-employee directors. The Committee met three times in 1997 to review, among other things, the Corporation's policies with respect to environmental, health and safety matters, and the adequacy of management's programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

Item 3.  Legal Proceedings
--------------------------

     I. The Corporation is participating, either directly as a party or as a member of certain trade associations, in several legal challenges to air quality rules or guidance documents issued by EPA. This litigation primarily involves the establishment or amendment of national ambient air quality standards, the requirements for the construction or major modification of major sources of criteria pollutants, Title V operating permits, and the monitoring requirements for Title V facilities. EPA is expected to attempt to resolve the Title V and major source appeals by issuing regulatory clarifications in 1998. The other matters are proceeding through the appellate process.

     In December of 1997 in National Mining Association v. Browner, Federal District Court for the District of Colorado 97-N-2665, the National Mining
Association challenged the final rule promulgated by EPA on May 1, 1997, expanding the application of the Toxics Release Inventory reporting program under the Emergency Planning and Community Right-to-Know Act of 1986 to include metal mining operations. That litigation is pending.

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

                    (b) The principal  parties,  in addition to the Corporation, are the State of Arizona, the Navajo Nation, the Hopi Indian Tribe, the San Juan Southern Paiute Tribe and the United States on its own behalf and on behalf of those Indian tribes. In this adjudication and in the adjudications reported in items 2.(a),
               (b) and (c) below, the United States and the Indian tribes seek to have determined and quantified their rights to use water arising under federal law on the basis that, when the Indian reservations and other federal reservations were established by the United States, water was reserved from appropriation under state law for the use of those reservations.

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

                         (iv) By a letter agreement dated September 7, 1990, the
                    Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land-use issues involving the Tribe's Reservation.
                    Negotiations between the Tribe, the Corporation and other parties continued on the comprehensive settlement and other necessary agreements for several years. In 1997, additional disputes arose between Phelps Dodge and the Tribe. On May 12, 1997, the Tribe filed suit against the Corporation in San Carlos Apache Tribal Court, seeking eviction of the Corporation from the Tribe's Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, Phelps Dodge and the Tribe reached an agreement, and subsequently federal legislation (Pub. L. No. 105-18, Section 5003, 111 stat. 158, 181-87), was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by the Corporation. The legislation does not address any potential claims by the Tribe relating to the Corporation's historical occupancy and operation of its facilities on the Tribe's reservation but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

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

               2. Prior to January 1, 1983, various Indian tribes filed several suits in the U.S. District Court for the District of Arizona claiming prior and paramount rights to use waters which are presently being used by many water users, including the Corporation, and claiming damages for prior use in derogation of their allegedly paramount rights. These federal proceedings have been stayed pending state court adjudication.

     III. Claims under CERCLA and related state acts involving the Corporation have been raised with respect to the remediation of 40 waste disposal and other sites. Most are sites where the Corporation has received information requests or other indications that the Corporation may be a Potentially Responsible Party
(PRP) under CERCLA. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Responsible parties for each site include present and former owners, operators, transporters, and generators of the substances at the site. Liability is strict, joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of allocating the remediation costs among them, the uncertainty as to the most desirable remediation techniques and amount of remediation costs, and the time period during which such costs may be incurred, the Corporation is unable to reasonably estimate the full cost of compliance with CERCLA or equivalent state statutes.

     With respect to these 40 sites, and with the exception of the Laurel Hill site in Maspeth, New York, where a reserve of $10.0 million has been established, based on currently available information, which in many cases is preliminary and incomplete, the Corporation has no reason to believe that its ultimate responsibility for remediation costs will exceed $2.0 million at any site and believes most will be substantially under $0.1 million. While additional costs to the Corporation are reasonably possible, that cost, excepting Laurel Hill, is not expected to exceed $10.0 million.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation
----------------------------------------------

         The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 1998, the executive officers of Phelps Dodge Corporation were as follows:

                     Age at                                     Officer of the
           Name      3/1/98             Position               Corporation since
           ----      ------             --------               -----------------

Douglas C. Yearley     62     Chairman of the Board and
                                Chief Executive Officer              1981

J. Steven Whisler      43     President and Chief Operating
                                Officer                              1987

Manuel J. Iraola       49     Senior Vice President                  1995

Ramiro G. Peru         42     Senior Vice President for
                                Organizational Development and
                                  Information Technology             1995

Thomas M. St. Clair    62     Senior Vice President and
                                Chief Financial Officer              1989

         Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

         Mr. Iraola was elected Senior Vice President in January 1995. Prior to his election, Mr. Iraola was President of Phelps Dodge International Corporation, the largest Phelps Dodge Industries company, a position he held since 1992. Prior to that time, he was Senior Vice President and Chief Financial Officer of Columbian Chemicals Company, acquired by Phelps Dodge in 1986.

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

Item 6.  Selected Financial Data
--------------------------------
(In millions except per share amounts)
                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
Sales and other
 operating revenues         $   3,914.3   3,786.6   4,185.4   3,289.2    2,595.9

Net income (a)              $     408.5     461.8     746.6     271.0      187.9
  Per common share -
   basic (b)                $       6.68      7.02     10.72      3.84      2.67
  Per common share -
   diluted (b)              $       6.63      6.98     10.66      3.82      2.66

Total assets                $   4,965.2   4,816.4   4,645.9   4,133.8    3,720.9

Long-term debt              $     857.1     554.6     613.1     622.3      547.3

Dividends per common
 share                      $       2.00      1.95      1.80      1.69      1.65

(a) For a further discussion of earnings, please see Management's Discussion and Analysis.

(b)    In 1997,  the  Corporation  adopted  Statement  of  Financial  Accounting
       Standards (SFAS) No. 128, "Earnings Per Share." For comparative purposes, all prior period earnings per common share computations have been restated to reflect the effect of SFAS No. 128.

Note: See Management's Discussion and Analysis for a discussion of the effect on the Corporation's results of material changes in the price the Corporation receives for copper or in its unit production costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Phelps Dodge reported 1997 consolidated earnings of $440.1 million, or $7.14 per common share, before non-recurring, after-tax charges of $31.6 million, or 51 cents per common share, which reflected provisions for estimated future costs associated with environmental matters and an early-retirement program primarily at Phelps Dodge Mining Company (all references to per share earnings or charges are based on diluted earnings per share as discussed below). This compares with 1996 earnings of $472.5 million, or $7.14 per common share, before a 1996 fourth quarter non-recurring, after-tax charge of approximately $10.7 million, or 16 cents per common share, resulting from a reclamation provision and interest charges related to a Court-ordered rescission of a 1986 sale of property. Net income after non-recurring charges was $408.5 million, or $6.63 per common share, for the year 1997 and $461.8 million, or $6.98 per common share, for the year 1996. Note 3 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the 1997 and 1996 non-recurring charges.

         The Corporation reported 1995 earnings of $730.0 million, or $10.42 per common share, before an after-tax gain of $16.6 million, or 24 cents per share, from the sale of Columbian Chemicals Company's MAPICO division that increased reported 1995 net income to $746.6 million or $10.66 per common share.

         The Corporation's consolidated financial results for the last three years are summarized below (in millions except per common share amounts):

--------------------------------------------------------------------------------
                                                1997          1996         1995
                                                ----          ----         ----

Sales and other operating revenues        $   3,914.3       3,786.6      4,185.4
Operating income                          $     611.0         712.9      1,100.5
Net income                                $     408.5         461.8        746.6
Net income per common share - basic       $      6.68          7.02        10.72
Net income per common share - diluted     $      6.63          6.98        10.66

--------------------------------------------------------------------------------

         In 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For comparative purposes, all prior period earnings per share computations have been restated to reflect the effect of SFAS No. 128.

         A significant factor influencing the Corporation's 1997 results was the lower price of copper, the Corporation's principal product. The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged $1.04 in 1997, compared with $1.06 in 1996 and $1.35 in 1995. The COMEX price averaged 76 cents per pound for the first two months of 1998, and closed at 79 cents on March 6, 1998.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's share of current annual production is approximately
1.8 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $18 million.

         Consolidated 1997 revenues were $3,914.3 million, compared with $3,786.6 million in 1996. The 1997 increase was a result of higher sales volumes of copper, and increased sales of steel wheels and wire and cable products. The increase was partially offset by lower average copper prices and the effect of weaker European currencies at Columbian Chemicals Company. The decrease in consolidated revenues from $4,185.4 million in 1995 to $3,786.6 million in 1996 resulted from lower average copper prices and lower sales volumes of wheels and rims. The decrease was partially offset by higher sales volumes of copper, carbon black and wire and cable products.

         Anticipated lower copper prices and the effect of the current economic disruptions in Asia are expected to reduce the Corporation's operating cash flow in 1998 and could slow the Corporation's growth initiatives currently under way.

         Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges -- the COMEX and the London Metal Exchange (LME). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange rates.

         Because of the market risk arising from the volatility of copper prices on the COMEX and the LME, the Corporation's objective and practice is to sell its copper cathode and rod at a price based on the COMEX average price in the month of shipment, and its copper concentrates at the LME average price in the month of settlement with its customers. The Corporation records copper concentrate sales on a provisional basis on the date of shipment and adjusts the sales on a monthly basis to reflect the latest LME price. A final adjustment is made upon settlement with customers. For cathode and rod sales, a few customers request a firm price as of a specified date prior to or during the month of shipment. In such transactions, the Corporation hedges such sales commitments by entering into copper futures and copper swap contracts that approximate the shipment quantities and periods. The copper futures contracts are then liquidated during the month of shipment which generally results in the realization of the COMEX average monthly price for copper shipped. The combined net effect of a firm price customer contract and the related futures transactions is for the Corporation to realize an amount based on the COMEX average price during the month of shipment. Swap contracts are settled at the COMEX average monthly price in the month copper is shipped. At December 31, 1997, the Corporation had futures and swap hedge contracts in place for approximately 140 million pounds of copper with an approximate net value of $130 million and an aggregate notional principal value of approximately $146 million. The Corporation had deferred unrealized losses of $18.7 million on its futures and swap contracts at December 31, 1997, as the offsetting customer transactions had not matured. With respect to 1996, at year end the Corporation had futures and swap hedge contracts in place for approximately 149 million pounds of copper with an approximate net value of $143 million and an aggregate notional value of approximately $156 million. The Corporation had deferred unrecognized gains of $2.3 million on its futures and swap contracts at December 31, 1996. With respect to 1995, at year end the Corporation had futures and swap hedge contracts in place for approximately 104 million pounds of copper with an approximate net value of $125 million and an aggregate notional value of approximately $125 million. At December 31, 1995, the Corporation had deferred unrecognized hedging losses on its futures and swap contracts of $2.4 million, again offset by unmatured customer contracts.

         All of the Corporation's copper futures and swap contracts are held for hedging, rather than trading, purposes. The Corporation has performed a sensitivity analysis to estimate its exposure to market risk arising from copper price fluctuations using the net futures positions. As discussed above, the futures contracts are liquidated by way of offset (i.e., by taking opposite futures positions) and, therefore, the notional value, which represents the absolute sum of all outstanding copper futures contracts, is not an accurate measurement of risk to the Corporation from copper futures contracts. With respect to copper futures contracts at the end of 1997, in the event of a hypothetical 10 percent unfavorable change in copper prices, the Corporation would incur a loss of approximately $11.1 million (in addition to the deferred unrealized loss of $18.7 million discussed above). However, any such additional loss would be substantially offset by a corresponding gain on the related customer contracts being hedged with futures contracts.

         Depending on market circumstances, the Corporation may periodically purchase or sell various copper price protection contracts for a portion of its expected future mine production to reduce the risk of adverse price changes. The Corporation had no copper price protection contracts as of the end of 1997 and currently has no copper price protection contracts in place with respect to 1998 production. During the first quarter of 1997, the Corporation had net positions in place with several financial institutions that provided for a minimum quarterly average price of 90 cents per pound for 85 million pounds of copper cathode. These contracts expired without payment to Phelps Dodge. With respect to 1996 production, the Corporation had contracts that provided a combination of minimum and maximum quarterly average LME prices for 185 million pounds of third quarter copper production that resulted in payments of $3.1 million to Phelps Dodge. Similar contracts ensuring minimum prices for 790 million pounds of 1996 copper production expired without payment to Phelps Dodge. During the 1996 third quarter, the Corporation sold copper price protection contracts that covered 94 million pounds of production in the fourth quarter of 1996 and 85 million pounds of production in the first quarter of 1997. This resulted in immediate cash payments to the Corporation of $15.6 million. Consequently, $8.8 million for 1996 fourth quarter contracts was recognized in income during the 1996 fourth quarter and $6.8 million for 1997 first quarter contracts was recognized in income during the 1997 first quarter.

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

         The Corporation is exposed to changes in foreign exchange rates as a result of conducting its normal business operations in various countries and in various foreign currencies. In order to minimize such exposures, the Corporation periodically enters into forward exchange and currency option contracts to hedge such recorded transactions, firm commitments and other anticipated foreign currency transactions. The Corporation does not hold these financial instruments for trading purposes. The objective of the Corporation's foreign currency hedging activities is to reduce the Corporation's overall exposure to adverse changes in currency exchange rate movements resulting from transactions denominated in foreign currencies. At December 31, 1997, the Corporation had protection in place for approximately $158 million of recorded and anticipated foreign currency transactions through the use of currency options and forward contracts with a matching notional value. During 1996, the Corporation had foreign currency protection in place for an aggregate notional principal and hedged amount of approximately $141 million. The Corporation did not have any material deferred unrecognized gains or losses on its foreign exchange contracts for the year-end periods 1995 through 1997. The Corporation's primary foreign currency hedges involved the Chilean peso, Canadian dollar and the Thai baht. The Corporation has performed a sensitivity analysis to estimate its exposure to market risk with respect to its forward exchange contracts at the end of 1997. In the event of a hypothetical 10 percent unfavorable change in prevailing market exchange rates, the Corporation would incur a potential loss of approximately $11.3 million. Any such loss from the Corporation's forward exchange contracts would be substantially offset by corresponding gains on the underlying transactions being hedged. Notes 1 and 20 to the Consolidated Financial Statements contain further information to which reference should be made for a fuller understanding of the Corporation's policy for hedging foreign currency transactions.

         From time to time, the Corporation takes advantage of opportunities to obtain attractively priced debt through the use of structured transactions involving currency swaps. The Corporation does not hold these financial instruments for trading purposes. At year-end 1997, the Corporation's majority-owned Phelps Dodge Thailand Ltd. cable manufacturing plant in Thailand had entered into currency swap agreements that effectively converted floating rate U.S. dollar loans to fixed rate Thai baht loans. At December 31, 1997, the Corporation had currency swap contracts in place for an aggregate notional principal and hedged amount of approximately $15 million. The Corporation has performed a sensitivity analysis to estimate its exposure to market risk at year-end 1997. With respect to the currency swap portion of these structured transactions, a hypothetical decrease in the prevailing interest rate of 1 percent (or 100 basis points) would be immaterial, and a 10 percent unfavorable change in prevailing market exchange rates would cause Phelps Dodge Thailand Ltd. to incur a higher cost of approximately $1.5 million over the life of the debt than it would have incurred had the exposure not been hedged.

         The Corporation is exposed to interest rate increases primarily from the floating rate debt of its 80 percent-owned Candelaria copper mine in Chile. Consequently, the Corporation periodically enters into interest rate swap contracts to hedge such recorded transactions, firm commitments and other anticipated transactions. The Corporation does not hold these financial instruments for trading purposes. The Corporation caused Candelaria to enter into interest rate swaps converting its floating rate dollar-denominated debt to a fixed rate for the life of the debt which extends through the year 2008. Under the terms of the floating rate debt agreement, the Candelaria borrowings are scheduled to vary from period to period during the life of the debt. As a result, the notional value of the interest rate swap contract has been established at varying amounts throughout the life of the swap. The Corporation has performed a sensitivity analysis to estimate its exposure to market risk at year-end 1997. With respect to the interest rate swap, in the event of a hypothetical decrease in the prevailing interest rate of 1 percent (or 100 basis points), the Corporation would incur higher interest expense of approximately $12.3 million over the life of Candelaria's debt than it would have incurred had the exposure not been hedged.

         Phelps Dodge's results for 1997, 1996 and 1995 can be meaningfully compared by separate reference to its reporting segments, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company includes the Corporation's worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs. Through December 31, 1997, Phelps Dodge Industries included the Corporation's specialty chemicals operations, its wire and cable operations and its wheel and rim business. Effective January 1, 1998, Phelps Dodge sold its wheel and rim business, Accuride Corporation and its subsidiaries, to an affiliate of Kohlberg Kravis Roberts and Co., and the existing management of Accuride. Under terms of the sale agreement, Phelps Dodge retained a 10 percent interest in Accuride. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)

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

--------------------------------------------------------------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
Copper (from own mines - thousand tons) *
   Production                                      812.1       770.4       712.7
   Deliveries                                      812.8       771.6       696.6
COMEX average spot copper price
   per pound - cathodes                      $      1.04        1.06        1.35

                                                       (millions of dollars)

Sales and other operating revenues           $   2,173.3     2,091.1     2,488.7
Operating income                             $     457.2       526.6       896.8

----------------

*    The  Corporation's  worldwide copper production and deliveries shown in the above  table  exclude  the  amounts  attributable  to (i)  the  15  percent undivided interest in the Morenci,  Arizona,  copper mining complex held by
     Sumitomo  Metal  Mining  Arizona,  Inc.  (Sumitomo),   (ii)  the  one-third
     partnership  interest in Chino  Mines  Company in New Mexico held by Heisei
     Minerals  Corporation  (Heisei),  and  (iii)  the 20  percent  interest  in
     Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary  of Sumitomo  Metal Mining Co.,  Ltd. and Sumitomo  Corporation.
     Excluded  production  amounts  for 1997,  1996 and 1995 were  81,300  tons,
     76,500  tons and  65,600  tons  produced  at  Morenci  for the  account  of
     Sumitomo,  56,300 tons,  56,200 tons and 56,200 tons  produced at Chino for the  account of Heisei  and 34,400  tons,  30,200  tons and 33,100  tons at
     Candelaria for the account of Sumitomo.

--------------------------------------------------------------------------------

         Phelps Dodge Mining Company reported 1997 operating income of $497.7 million before $40.5 million of non-recurring, pre-tax charges comprising $18.0 million of estimated future costs associated with environmental matters, $18.7 million for an early-retirement program and $3.8 million for other non-recurring charges. This compares with 1996 operating income of $536.6 million before $10.0 million of non-recurring, pre-tax charges resulting from a fourth quarter reclamation provision related to a Court-ordered rescission of a 1986 sale of property, and 1995 operating income of $896.8 million. The decrease in 1997 operating income reflected higher copper production costs and lower copper prices, partially offset by higher volumes of copper sold from mine production. The decrease in 1996 operating income, compared with 1995, resulted from lower average copper prices, partially offset by higher volumes of copper sold from mine production. Unit production costs of copper in 1997 were impacted adversely by the failure of a section of the ore conveyor system at the Morenci, Arizona, copper facility that occurred in late December, reduced throughput at the Hidalgo Smelter resulting from 27 days of lost production due to boiler leaks and 150 days of reduced capacity due to converter problems, and increased exploration expense associated with advanced project development work. The Morenci ore conveyor system was repaired and fully operational in late January 1998. Unit production costs of copper in 1996 were slightly higher than in 1995, principally as a result of increased depreciation charges from capital projects, increased mining expenses and costs associated with a maintenance overhaul at the Hidalgo smelter.

         Copper unit production costs generally have been stable for the three-year period ended December 31, 1997, primarily as a result of ongoing cost containment programs and high levels of production of low-cost cathode copper at SX/EW plants in Morenci, Arizona; Tyrone, New Mexico; and Santa Rita, New Mexico. In 1997, the Corporation produced a total of 418,000 tons of cathode copper at its SX/EW facilities, compared with 408,000 tons in 1996 and 364,200 tons in 1995. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. As used by the Corporation in conjunction with its conventional concentrating, smelting and refining, SX/EW is a major factor in its continuing efforts to maintain internationally competitive costs.

         The Candelaria mine is located near Copiapo in the Atacama Desert of northern Chile. Phelps Dodge Mining Company completed construction and commenced operations at Candelaria in October 1994, and achieved full production in 1995. Phelps Dodge owns an 80 percent interest in Candelaria and a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation owns a 20 percent interest. The project consists of an open-pit mine, concentrator, port and associated facilities. On May 1, 1996, the Corporation announced plans to expand concentrator throughput at Candelaria. In the 1997 fourth quarter, the expansion of the Candelaria operation, including increased mining activity, the installation of a second semi-autogenous (SAG) mill line and new and expanded concentrating facilities, was completed eight months ahead of schedule and more than $45 million below the budgeted cost. At full capacity, the $305 million expansion (the Corporation's share was $244 million with the remainder provided by its co-participant) will result in average annual copper production of approximately 380 million pounds, increasing the Corporation's share of copper production at Candelaria by nearly 130 million pounds annually and boosting the Corporation's worldwide copper production by 9 percent. As a result of the expansion, the estimated mine life of Candelaria is expected to be reduced from 35 years of production to 19 years.

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

         The Corporation announced on May 7, 1997, that it plans to resume production at its Ajo copper mining operation in southern Arizona where mining operations have been suspended since 1984. An open pit and much of the needed infrastructure already exist at the operation. A $238 million modernization of the facility is anticipated to begin pending completion of environmental permitting and market conditions. When operating at full capacity, Ajo will add 135 million pounds of copper to the Corporation's annual production and will employ 400 people.

         On February 3, 1998, the Corporation announced the acquisition of Cobre Mining Company Inc. (Cobre) for approximately $115 million including acquisition costs. The Corporation assumed Cobre's outstanding debt of approximately $14 million. The acquisition was at a price of $3.85 per common share for substantially all of Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land located in southwestern New Mexico adjacent to the Corporation's Chino operations. Cobre's reported mill ore reserves at year end 1996 were 48 million tons averaging more than 1 percent copper.

         The Corporation has additional sources of copper that could be placed in production should market circumstances warrant. Permitting and significant capital expenditures would be required, however, to develop such additional production capacity.

         On May 6, 1997, the Corporation acquired an indirect 40 percent voting interest, representing an indirect 26.67 percent economic interest, in a leading Peruvian zinc mining company, Compania San Ignacio de Morococha S.A. (SIMSA) and its San Vicente mine. SIMSA's other shareholder with voting shares is the Jesus Arias family. The underground mine produces approximately 130 million pounds of zinc annually.

         Phelps Dodge Mining Company announced on January 7, 1998, the discovery of a potentially significant nickel/cobalt deposit in central Madagascar. Detailed drilling in the district, which is located approximately 80 kilometers east of the capital city of Antananarivo, combined with historic exploration in the area, indicates an overall resource of approximately 168 million metric tons of ore at a grade of 1.11 percent nickel and 0.10 percent cobalt. A detailed feasibility study and environmental assessment of the project are under way.

         On September 25, 1997, the Corporation announced it had sold its 72.25 percent interest in the McDonald gold project and other associated properties to CR Montana Corporation and Canyon Resources Corporation, the parent of CR Montana. The terms of the transaction included the immediate payment of $5 million with an additional payment to Phelps Dodge of between $95 million and $145 million when permitting for the project is completed or construction is commenced. The final amount of the $150 million total purchase price will be based, if necessary, on quarterly production payments.

         In 1997, operations outside the United States provided 9 percent of Phelps Dodge Mining Company's sales, compared with 8 percent in 1996 and 10 percent in 1995. During the year, operations outside the United States contributed 9 percent of the segment's operating income, compared with 8 percent in 1996 and 19 percent in 1995.

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

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of March 6, 1998, employees who were covered by the agreements have continued to work without a contract.

         By a letter agreement dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land-use issues involving the Tribe's Reservation. Negotiations between the Tribe, the Corporation and other parties continued on the comprehensive settlement and other necessary agreements for several years. In 1997, additional disputes arose between Phelps Dodge and the Tribe. On May 12, 1997, the Tribe filed suit against the Corporation in San Carlos Apache Tribal Court, seeking eviction of the Corporation from the Tribe's Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, Phelps Dodge and the Tribe reached an agreement, and subsequently federal legislation (Pub. L. No. 105-18, Section 5003, 111 stat. 158, 181-87), was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by the Corporation. The legislation does not address any potential claims by the Tribe relating to the Corporation's historical occupancy and operation of its facilities on the Tribe's Reservation but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

RESULTS OF PHELPS DODGE INDUSTRIES

Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally  competitive  cost  and  quality,  and  specialized  engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian); its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates, and its recently sold wheel and rim operations through Accuride Corporation and its subsidiaries (Accuride).

         Effective January 1, 1998, the Corporation sold its Accuride subsidiary to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. Under the terms of the sale agreement, Phelps Dodge will retain a 10 percent interest in Accuride. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)

--------------------------------------------------------------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
                                                      (millions of dollars)
Sales and other operating revenues:
   Specialty chemicals                         $  429.5        437.0       420.8
   Wheels and rims                                333.0        307.8       357.8
   Wire and cable                                 978.5        950.7       918.1
                                               --------     --------    --------
                                               $1,741.0      1,695.5     1,696.7
                                               ========     ========    ========

Operating income:
   Specialty chemicals                         $   74.3         79.8       103.9
   Wheels and rims                                 48.7         41.4        45.6
   Wire and cable                                  81.9        104.6        93.8
                                               --------     --------    --------
                                               $  204.9        225.8       243.3
                                               ========     ========    ========

--------------------------------------------------------------------------------

         Phelps Dodge Industries reported 1997 operating income of $204.9 million, compared with 1996 operating income of $225.8 million. Decreased 1997 earnings reflected the economic difficulties in Asia, generally weaker currencies in the European market and the effects of a first quarter strike at the Corporation's Canadian wheel and rim plant, and were partially offset by continued strength in the U.S. wheel and rim market. Operating income in 1995 was $216.5 million before a pre-tax gain of $26.8 million from the sale of Columbian Chemicals Company's synthetic iron oxide division (MAPICO). Increased operating income in 1996 compared with 1995 primarily reflected the benefits of manufacturing cost reduction programs instituted during 1995, higher sales volumes in the wire and cable business, and continued strength in the specialty chemicals business.

         Columbian Chemicals' 1997 earnings were lower than those in 1996 as a result of lower sales volumes in Europe, partially offset by higher sales and production volumes in North America. Exports from the U.K. were adversely affected by its strong currency, while weaker currencies in continental Europe raised the effective price of dollar-denominated feedstock. Also affecting Europe were weak demand and competitive import pressures which deferred an increase in selling prices until the end of the year. In North America, several major expansion projects completed during 1997 allowed Columbian Chemicals to meet the strong demand for carbon black.

         Columbian Chemicals' 1996 earnings were higher than in 1995 (excluding the $26.8 million pre-tax gain from the sale of MAPICO) as a result of increased carbon black sales and production volumes. North American volumes continued to grow in both the basic rubber black and industrial black product lines. Only limited growth was achieved in the European rubber market; however, significant growth continued in the European specialty market. Raw material costs increased throughout the year resulting in tighter margins. Major capital projects to expand existing North American and European facilities were ongoing in 1996 and resulted in a record level of annual capital investment.

         Accuride had record earnings in 1997 despite a 53-day strike that began January 21, 1997, and ended March 15, 1997, at its Canadian plant. Strong industry demand and higher sales resulted in a 24 percent increase in steel wheel sales volumes over 1996.

         Accuride's 1996 earnings fell below 1995 earnings primarily due to an 18 percent drop in overall sales volumes, partially offset by higher prices. Reduced North American demand for heavy trucks and trailers was the major contributor to the drop in sales volumes. Demand increased for specialty products, such as light wheels for smaller trucks and sport utility vehicles, partially offsetting the effects of the downturn in the heavy truck and trailer markets.

         During 1997, Accuride was restructured to enhance its value. On May 1, Accuride and Kaiser Aluminum and Chemical Corporation (Kaiser) formed a joint venture company, Accuride Kaiser Wheel Inc. (AKW), to produce aluminum wheels for the commercial transportation industry. Accuride and Kaiser each own 50 percent of the new company. This venture replaced the previous arrangement under which Kaiser manufactured finished aluminum wheels for Accuride. In October, Accuride purchased a vacant plant in Columbia, Tennessee, in order to establish a greenfield operation to produce steel cladded light wheels. Expansion in the light-wheel market is expected to enhance Accuride's defense of its strong position in heavy wheels, to partially counter the impact of the cyclical nature of the heavy vehicle market on earnings and to improve Accuride's status as a full-line supplier. In November, Accuride's joint venture with Industria Automotriz, S.A. (IaSa) officially commenced business to produce steel wheels in Monterrey, Mexico. Under the joint venture agreement, Accuride will hold a 51 percent majority interest in the new business which initially will be derived from IaSa's existing wheel assets. Accuride's primary objectives in this venture are to expand its North American manufacturing base into Mexico in order to profitably serve its current customers who are expanding there and to capitalize on an emerging and growing maquiladora marketplace. These value enhancing steps contributed to the successful sale of Accuride to KKR in early 1998.

         Lower 1997 earnings in the wire and cable business resulted from adverse economic conditions in Asia. The Asian currency crisis and its associated economic slowdown resulted in 1997 operating income from the region that was 55 percent lower than 1996. Partially offsetting the lower operating income in Asia was a 44 percent increase in operating income from Central America and a 21 percent increase in operating income from North America. The increase in Central American operating income was the result of a stronger market presence in the building wire and aluminum power cables market. In North America, sales of specialty conductors to the commercial aerospace market and magnet wire sales were boosted by a robust U.S. economy.

         Earnings in the wire and cable business increased in 1996 over 1995 as a result of higher magnet wire sales volumes and margins in North America, favorable results of aluminum tolling in Thailand and the 1996 second quarter acquisition of Nesor Alloy Corporation, a leading manufacturer of high-performance conductors for the general electronics and aerospace industries. New customers were attracted in North America by the expansion of Phelps Dodge Magnet Wire Company's El Paso plant and the announcement of its new plant under construction in Monterrey, Mexico. European demand for magnet wire products also was strong in the latter half of 1996 after a slow start. The increase in earnings in 1996 came about despite the continuation of economic difficulties in Venezuela due to the strict foreign exchange controls instituted in 1994 by the Venezuelan government.

         In December 1997, the Corporation acquired for $72 million a 60 percent interest in the copper and aluminum wire and cable manufacturing business of Alcoa Aluminio, S.A., of Brazil. Its product line is focused on energy transmission and distribution, with dominance in aluminum conductors and solid participation in the copper wire and cable business. Phelps Dodge International Corporation, a wholly owned subsidiary, will manage and operate this joint venture.

         In November 1997, the Corporation announced the inauguration of Phelps Dodge Yantai Cable Company's (PDYCC) manufacturing facility in China. PDYCC is a joint venture consisting of several investors including Phelps Dodge Corporation. Phelps Dodge owns 66.67 percent of a holding company that has a 60 percent interest in PDYCC. The $18 million modern facility will produce annually approximately 7,000 metric tons of copper and aluminum medium- and high-voltage insulated power cables, mostly for underground installation, replacing traditional overhead power lines in China's high-density cities. Phelps Dodge International Corporation will manage and operate this joint venture for the Corporation.

         In May 1996, Phelps Dodge acquired Nesor Alloy Corporation for approximately $35 million. In addition, Phelps Dodge increased its ownership interest in Metal Fabricators of Zambia Limited (ZAMEFA) from 20 percent to 51 percent. The Corporation's interest in these companies is managed by Phelps Dodge International Corporation.

         In August 1996, the Corporation announced plans to construct a magnet wire manufacturing plant in Monterrey, Mexico. Construction of the $42 million project, which began in 1996, is nearing completion and commercial production is expected in the first quarter of 1998.

         In 1997, operations outside the United States provided 49 percent of Phelps Dodge Industries' sales, compared with 50 percent in 1996 and 51 percent in 1995. During the year, operations outside the United States contributed 43 percent of the segment's operating income, compared with 57 percent in 1996 and 53 percent in 1995 (after excluding from U.S. earnings the $26.8 million pre-tax gain on the sale of Columbian Chemicals' MAPICO division).

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

The Corporation's 1997 depreciation, depletion and amortization expense was $283.7 million, compared with $249.5 million in 1996 and $223.5 million in 1995. The 14 percent increase in 1997 resulted from increased mine production and depreciation rates for both U.S. and international mining operations, and the recent completion of several expansion projects within Phelps Dodge Industries. (Please refer to Note 1 to the Consolidated Financial Statements for a discussion of depreciation methods.) The 12 percent increase in 1996 over 1995 reflected increased mine production and depreciation rates at the U.S. mining operations and the effect of acquisitions by Phelps Dodge Industries.

         The Corporation's 1997 selling and general administrative expense was $141.8 million, compared with $125.9 million in 1996 and $123.6 million in 1995. The 13 percent increase in 1997 reflected the effect of acquisitions by the international wire and cable group and an increase in unallocated Corporate expenses for information processing, training and development, incentive plans and other general administrative expenses.

         The Corporation's 1997 exploration and research and development expense was $87.8 million, compared with $83.9 million in 1996 and $73.2 million in 1995. The increase in 1997 primarily resulted from increased exploration expenditures in Africa and Mexico. The 1995 to 1996 increase primarily resulted from increased exploration expenditures at the Corporation's U.S. mining operations.

         The Corporation reported net interest expense in 1997 of $62.5 million, compared with $66.1 million in 1996 and $62.0 million in 1995. 1997 net interest expense decreased principally as a result of capitalization of interest costs for the Candelaria expansion project in Chile. The 1996 increase principally resulted from a $5.9 million interest charge resulting from the 1996 Court-ordered rescission of a 1986 sale of property. Included in the 1996 and 1995 amounts were foreign currency exchange gains of $8.0 million and $8.1 million, respectively, reflecting the remeasurement of Venezuelan local currency debt after major devaluations of the bolivar.

         The Corporation's 1997 miscellaneous income, net of miscellaneous expense, was $33.4 million, compared with $40.7 million in 1996 and $37.2 million in 1995. The decrease in 1997 primarily resulted from decreased interest income and less dividend income from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation, partially offset by a $6.0 million pre-tax, non-cash gain from the exchange of shares from a cost basis investment in a wire and cable business located in Greece. The increase from 1995 to 1996 primarily resulted from an increase of $2.8 million in dividends received from Southern Peru Copper Corporation.

         For the year ended December 31, 1997, the Corporation recorded a provision for taxes of $180.4 million (an effective rate of approximately 31.0 percent). This compares with a 1996 provision for taxes of $220.0 million (an effective rate of approximately 32.0 percent) and a 1995 provision of $322.7 million (an effective rate of approximately 30.0 percent). The 1997 effective rate was lower than the 1996 rate primarily due to the increase in the U.S. tax benefit for percentage depletion. Despite a slight decrease in average realized copper prices in 1997, the benefit from the Corporation's allowable deduction for percentage depletion increased from 1996 due to a more favorable mix of income subject to percentage depletion. The 1996 effective rate was higher than the 1995 rate primarily due to the effect of a change in the income mix between U.S. and international operations. (See Note 7 to the Consolidated Financial Statements for a reconciliation of the Corporation's effective tax rates to statutory rates.)

         The Corporation's federal income tax returns for the years 1992, 1993 and 1994 are currently under examination. The Corporation has received proposed assessments from the Internal Revenue Service relating to the Corporation's federal income tax liability for the years 1990 and 1991 and has filed a protest with the appropriate authorities. These years are currently under consideration by the appeals division. Management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have an adverse effect on the consolidated financial condition or results of operations of the Corporation. However, settlement of these issues could involve material tax and interest payments with respect to the open years, a substantial part of which would involve timing differences. The Corporation does not agree with these proposed adjustments and expects either to substantially settle them with the Internal Revenue Service or litigate the issues involved.

         Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the Corporation's accumulated pension and other postretirement benefit obligations. The Corporation maintained its discount rate at 7.25 percent at December 31, 1997. Better than expected returns on plan assets during 1997 increased the excess of plan assets over pension liabilities at December 31, 1997. (For a further discussion of these issues, see Notes 16 and 17 to the Consolidated Financial Statements.)

         The  Corporation  is in the  process of  reviewing  its  computer-based systems and the year 2000 computer application design issues utilizing both internal and external resources to identify, correct or reprogram, and test its systems to ensure year 2000 compliance. The Corporation is in the process of implementing the required changes to its internal computer systems. The Corporation continues to evaluate the estimated costs associated with these efforts based on actual experience and does not expect the future costs of resolving its internal year 2000 problems to exceed $10 million. However, no assurance can be given that the Corporation's computer systems will be year 2000 compliant in a timely manner or that the Corporation will not incur significant additional expenses pursuing year 2000 compliance. Even if the Corporation's systems are year 2000 compliant, there can be no assurance that the Corporation will not be adversely affected by the failure of vendors, customers, service providers, shippers or other third-party providers to become year 2000 compliant. In an effort to evaluate and reduce its exposure in this area, the Corporation has inquired of its vendors and other providers about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the year 2000. However, despite the Corporation's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse effect on the Corporation in the future.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

At the end of 1997, the Corporation had cash and cash equivalents of $157.9 million, compared with $470.1 million at the beginning of the year. The Corporation's operating activities provided $764.6 million of cash during the year which was used along with a portion of existing cash balances to fund its investing activities, dividend payments on its common stock and purchases of its common stock.

         During 1997, decreases in current assets (exclusive of cash and cash equivalents and adjustments for foreign currency exchange rate changes) exceeded decreases in current liabilities (exclusive of current debt and adjustments for foreign currency exchange rate changes) resulting in a $16.8 million decrease in net working capital. This decrease in net working capital resulted principally from a $36.5 million decrease in accounts receivable and a $21.1 million increase in accounts payable, partially offset by a $13.4 million decrease in accrued income taxes and a $12.0 million decrease in other accrued expenses. The $36.5 million decrease in accounts receivable was primarily the result of lower copper sales prices which were partially offset by higher copper sales volumes and higher sales volumes of wheels and rims. The $21.1 million increase in accounts payable principally resulted from the timing of raw material and equipment purchases. The $13.4 million decrease in accrued income taxes was principally the result of higher tax payments in 1997. The decrease in other accrued expenses was primarily due to the completion of the expansion project at Candelaria and a reduction in the current portion of environmental reserves.

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

         Investing activities during 1997 included capital expenditures of $661.6 million, compared with $513.0 million in 1996 and $404.9 million in 1995. Capital expenditures included $156.1 million for the expansion of Candelaria in 1997 and $76 million in 1996. Investments in 1997 included the acquisition of a copper and aluminum wire and cable manufacturing business in Brazil for $72.0 million, the acquisition of an indirect 40 percent voting interest in a Peruvian zinc mining company, Compania San Ignacio de Morococha S.A. (SIMSA) for $15.0 million, $22.6 million for an investment in a joint venture formed by Accuride Corporation and Kaiser Aluminum and Chemical Corporation to produce aluminum wheels for the commercial transportation industry, and $14.8 million for the Laurel Hill property as a result of the 1996 Court-ordered rescission of the 1986 sale of the property. Investing activities in 1996 included approximately $35 million for the acquisition of Nesor. The 1995 capital expenditures included $40 million for certain mining properties owned by Azco Mining, Inc. and its subsidiaries, comprising the Sanchez property in southeastern Arizona and a 70 percent interest in the Piedras Verdes property in Mexico. Investing activities in 1995 also reflected cash proceeds of $45.0 million from the divestiture of Columbian Chemicals Company's synthetic iron oxide facility (MAPICO).

         The Corporation expects capital expenditures and investments in 1998 to be approximately $350 million for Phelps Dodge Mining Company and approximately $150 million for Phelps Dodge Industries. These capital expenditures and investments will be funded from cash reserves, operating cash flow and from borrowings.

         On May 7, 1997, the Corporation announced that its board of directors had authorized the purchase of up to an additional 6 million of its common shares, approximately 10 percent of its then outstanding shares. This authorization followed a 5 million share purchase program that was initiated in 1995 and extended to 10 million shares in 1996. Under that program, 9.9 million shares were purchased by the Corporation. The Corporation purchased 6,554,000 of its common shares in 1997 at a total cost of $511.5 million, including 3,606,000 shares at a cost of $292.9 million under the new 6 million share authorization. There were 58,634,000 common shares outstanding on December 31, 1997. The Corporation may continue to make purchases in the open market as circumstances warrant, and will also consider purchasing shares in privately negotiated transactions.

         The $5.9 million decrease in dividend payments on the Corporation's common shares, from $128.6 million in 1996 to $122.7 million in 1997, reflected the decreased number of common shares outstanding due to the share purchase program. The dividend was $2.00 per common share in 1997 versus $1.95 per common share in 1996.

         The Corporation's total debt was $1,003.3 million at December 31, 1997, compared with $659.3 million at the end of 1996. Total debt increased primarily as a result of non-recourse project financing for the expansion of the Candelaria mine, and the November 5, 1997, issuance of $100 million of 6.375 percent seven-year notes and $150 million of 7.125 percent 30-year debentures. The ratio of total debt to total capitalization was 27.7 percent at the end of 1997, compared with 18.8 percent at the end of 1996.

         During the 1995 second quarter, the Corporation's majority-owned subsidiary, Compania Contractual Minera Candelaria (Candelaria), satisfied all operating, financial, construction and legal tests and conditions as set forth in the completion agreement associated with the $290 million project financing of its Candelaria mine in Chile. As a result, borrowings under these debt facilities are non-recourse to Phelps Dodge. Financing agreements for the $290 million debt were executed during 1993. The debt comprises $200 million of floating rate dollar-denominated debt, $60 million of fixed rate dollar-denominated debt, and $30 million of floating rate debt denominated in Chilean pesos. The floating rate peso-denominated debt was prepaid in December 1996 at a cost of $37.6 million including exchange losses and prepayment penalties; this debt was replaced during the second quarter of 1997 when
Candelaria borrowed $30 million of 12-year, floating rate dollar-denominated debt. The 1993 financing agreements provide for a nine and one-half year repayment period, starting in 1997. As the Corporation consolidates its interest in majority-owned mining joint ventures using the proportional consolidation method, only 80 percent of this debt and related financing charges have been reflected in the Corporation's consolidated financial statements. During 1997, Candelaria borrowed $72 million of a $150 million, 12-year dollar-denominated facility arranged in order to partially finance the $305 million expansion of the Candelaria mine. Both of the 1997 facilities are based on floating rates tied to six-month London Interbank Offered Rate (LIBOR) and are non-recourse to the Corporation. The Corporation also caused Candelaria to sell the 9 percent and 11 percent interest rate caps purchased in 1993 that were intended to limit the effect of increases in the cost of the $200 million of floating rate dollar debt. In turn, the Corporation caused Candelaria to enter into interest rate swaps with certain financial institutions to effectively convert all of Candelaria's floating rate dollar debt to 7.84 percent, fixed rate dollar debt for the life of the debt. The obligations under the interest rate swaps are non-recourse to the Corporation.

         An existing revolving credit agreement between the Corporation and several lenders was amended on June 25, 1997. The agreement, as amended and restated, permits borrowings of up to $1 billion from time to time until its scheduled maturity on June 25, 2002. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from those lenders representing at least two-thirds of the commitments provided by the facility. In the event of such approval, total commitments under the facility would depend upon the willingness of other lenders to assume the commitments of those lenders electing not to participate in the renewal. Interest is payable at a fluctuating rate based on the agent bank's prime rate, or a fixed rate, based on the LIBOR, or at fixed rates offered independently by the several lenders, for maturities of between seven and 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires the
Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1997, or December 31, 1996.

         The Corporation established a commercial paper program on August 15, 1997, under a private placement agency agreement between the Corporation and two placement agents. The agreement permits the Corporation to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the Corporation and the placement agents at the time of each issuance. The Corporation's commercial paper rating requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. There were no borrowings under the commercial paper program at December 31, 1997.

         The Corporation had other lines of credit totaling $100.0 million at December 31, 1997, and December 31, 1996. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1997, or December 31, 1996.

         The Corporation had $91.4 million in short-term borrowings, all by its international operations, at December 31, 1997, compared with $66.5 million at December 31, 1996. The increase in short-term borrowings principally was a result of borrowings at Accuride's new Mexican operations (Accuride de Mexico). The weighted average interest rate on total short-term borrowings at December 31, 1997, and December 31, 1996, was 13.0 percent and 15.3 percent, respectively.

         On November 5, 1997, the Corporation issued $100 million of 6.375 percent notes maturing on November 1, 2004, and $150 million of 7.125 percent debentures maturing on November 1, 2027, under an Indenture dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee. Interest on these securities is payable semi-annually on May 1 and November 1 of each year. The notes are not redeemable prior to maturity and are not entitled to any sinking fund. The debentures are redeemable, in whole or in part, at the option of the Corporation, at a redemption price equal to the greater of (i) 100 percent of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a rate equal to the sum of the yield of a United States Treasury security having a comparable maturity to the remaining term of the debentures plus 10 basis points. The debentures are not entitled to any sinking fund. The Corporation applied most of the proceeds from the sale of the offered securities to repay outstanding commercial paper, which had been issued for general corporate purposes.

         The current portion of the Corporation's long-term debt, scheduled for payment in 1998, is $54.8 million including $12.6 million for its international manufacturing operations, $27.2 million primarily for its international mining operations and $15.0 million for Corporate debt repayments.

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

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or from individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 40 sites. The Corporation does not consider the number of CERCLA sites or comparable state sites at which it has been notified as being involved to be a relevant measure of exposure. Although the liability of a potentially responsible party (PRP), and in many cases its equivalent under state law, may be joint and several, the Corporation is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. For further information about these proceedings, see Item 3. Legal Proceedings, Part III.

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

         At December 31, 1997, the Corporation had reserves of $122.4 million for remediation of certain of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Corporation's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

         The amounts of the Corporation's liabilities for remedial activities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. Moreover, the Corporation has probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot currently estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Corporation does not recognize these recoveries in its financial statements until they become probable.

         The Corporation's operations are subject to myriad environmental laws and regulations in jurisdictions both in the United States and in other countries in which it does business. For further discussion of these laws and regulations, please see Environmental and Other Regulatory Matters and Environmental Matters. The estimates given in those discussions of the capital expenditures for programs to comply with applicable environmental laws and regulations in 1998 and 1999, and the expenditures for those programs in 1997, are separate from the reserves and estimates described previously.

         On December 23, 1994, Chino Mines Company (Chino), which is two-thirds owned by Phelps Dodge Corporation and is located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department that will require Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. Phelps Dodge acquired Chino at the end of 1986. Those studies began in 1995 and, until the studies are completed, it will not be possible to determine the nature, extent, cost, and timing of remedial work which will be required under the AOC, although remedial work is expected to be required.

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and the Corporation's operations began submitting the required reclamation plans in March 1997.
Reclamation is an ongoing activity and the Corporation currently recognizes estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation.

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will be pursued legislatively in 1998. The Secretary of the Interior also ordered the Bureau of Land Management (BLM) to form a task force to review BLM's hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on Phelps Dodge's current operations and other currently owned mineral resources on private lands would be minimal, passage of the amendments would result in additional expenses in the development and operation of new mines on federal lands.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Nos. 130, "Reporting Comprehensive Income," and 131, "Disclosures about Segments of an Enterprise and Related Information." The statements will have no effect on the Corporation's results of operations, financial position, capital resources or liquidity.

CAPITAL OUTLAYS

The Corporation's capital outlays in each of the past three years are set forth in the following table. These capital outlays are exclusive of capitalized interest and the portions of the expenditures at Morenci, Chino and Candelaria payable by minority interest holders.

--------------------------------------------------------------------------------
                                                    1997        1996       1995
                                                    ----        ----       ----
                                                        (millions of dollars)
Phelps Dodge Mining Company:
  Southside project (Morenci mine)                 $    -         5.8      112.6
  Azco acquisition                                      -           -       40.2
  Candelaria                                        161.7        89.5       15.1
  Other                                             293.6       234.9      153.7
                                                   ------      ------     ------
                                                    455.3       330.2      321.6
                                                   ------      ------     ------
Phelps Dodge Industries:
  Specialty chemicals                                75.7        72.2       22.6
  Wheels and rims                                    24.0         9.6        6.9
  Wire and cable                                    102.5        97.8       52.8
                                                   ------      ------     ------
                                                    202.2       179.6       82.3
                                                   ------      ------     ------
Corporate and other                                   4.1         3.2        1.0
                                                   ------      ------     ------
                                                   $661.6       513.0      404.9
                                                   ======      ======     ======

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

DIVIDENDS AND MARKET PRICE RANGES

Phelps Dodge's common shares are listed on the New York Stock Exchange, the principal market on which they are traded. At March 6, 1998, there were 10,538 holders of record of the Corporation's common shares. The Corporation paid quarterly dividends of 45 cents on each common share for each quarter in 1995 and for the first quarter of 1996. In the 1996 second quarter, the quarterly dividend was increased by 11 percent to 50 cents on each common share and continued at that rate throughout 1997.

         The following table sets forth the high, low and closing prices per common share (composite quotation) in the periods indicated.

--------------------------------------------------------------------------------

Market Price Ranges*
                                  High            Low           Close
                                  -----          -----          -----
1997
 First Quarter              $     79.00          68.00          73.13
 Second Quarter                   89.63          70.25          85.19
 Third Quarter                    87.94          75.06          77.63
 Fourth Quarter                   79.81          59.88          62.25

1996:
 First Quarter              $     69.88          56.25          69.00
 Second Quarter                   77.63          61.13          62.25
 Third Quarter                    64.88          54.63          64.13
 Fourth Quarter                   74.25          61.38          67.50

1995:
 First Quarter              $     63.00          51.88          56.88
 Second Quarter                   60.25          52.50          59.00
 Third Quarter                    70.50          58.50          62.75
 Fourth Quarter                   69.50          59.75          62.25

---------------

* The market price ranges reflect actual share prices as reported for each day's trading.

--------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA
(In millions except per common share amounts)

--------------------------------------------------------------------------------
                                             First    Second     Third   Fourth
                                            Quarter   Quarter   Quarter  Quarter
                                            -------   -------   -------  -------
1997

 Sales and other operating revenues     $   1,021.7   1,065.0    961.7    865.9

 Operating income                             206.0     190.7    150.0     64.3

 Net income                                   137.5     134.8    104.2     32.0

 Net income per common share -
  basic (a)                                     2.14      2.18     1.74    0.55

 Net income per common share -
  diluted (a)                                   2.13      2.16     1.72    0.54

1996

 Sales and other operating revenues     $   1,004.7     957.7    853.6    970.6

 Operating income                             229.8     195.5    126.7    160.9

 Net income                                   153.1     126.3     80.2    102.2

 Net income per common share -
  basic (a)                                     2.28      1.91     1.23    1.58

 Net income per common share -
  diluted (a)                                   2.26      1.90     1.22    1.57

---------------

     (a)  In 1997, the  Corporation  adopted  Statement of Financial  Accounting
          Standards (SFAS) No. 128, "Earnings Per Share." For comparative purposes, all prior period earnings per common share computations have been restated to reflect the effect of SFAS No. 128.

--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The consolidated balance sheet at December 31, 1997 and 1996, and the related consolidated statements of income, of cash flows and of common shareholders' equity for each of the three years in the period ended December 31, 1997, and notes thereto, together with the report thereon of Price
Waterhouse LLP dated January 15, 1998, except as to Note 2, which is as of February 3, 1998, follow. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Corporation have been omitted because the Corporation is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Corporation or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1997. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

                            ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 1997, 1996 and 1995:

         VIII - Valuation and qualifying accounts and reserves.



REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated January 15, 1998, except as to Note 2, which is as of February 3, 1998, of this Form 10-K also included an audit of the Financial Statement Schedule listed in the foregoing index titled "Additional Financial Data." In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Phoenix, Arizona
January 15, 1998


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

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of common shareholders' equity present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Phoenix, Arizona
January 15, 1998, except as to Note 2, which is as of February 3, 1998.
</AUDIT-REPORT>

STATEMENT OF CONSOLIDATED INCOME
--------------------------------
(In thousands except per share data)
                                             For the years ended December 31,
                                            1997          1996           1995
                                            ----          ----           ----
SALES AND OTHER OPERATING REVENUES      $ 3,914,300     3,786,600     4,185,400
                                        -----------   -----------   -----------
OPERATING COSTS AND EXPENSES
 Cost of products sold                    2,744,100     2,604,400     2,691,400
 Depreciation, depletion and
  amortization                              283,700       249,500       223,500
 Selling and general administrative
  expense                                   141,800       125,900       123,600
 Exploration and research expense            87,800        83,900        73,200
 Provision for environmental costs,
  asset dispositions and other
   non-recurring charges                     45,900        10,000       (26,800)
                                        -----------   -----------   -----------
                                          3,303,300     3,073,700     3,084,900
                                        -----------   -----------   -----------
OPERATING INCOME                            611,000       712,900     1,100,500
 Interest expense                           (74,200)      (68,000)      (65,100)
 Capitalized interest                        11,700         1,900         3,100
 Miscellaneous income and expense, net       33,400        40,700        37,200
                                        -----------   -----------   -----------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET EARNINGS
 OF AFFILIATED COMPANIES                    581,900       687,500     1,075,700
 Provision for taxes on income             (180,400)     (220,000)     (322,700)
 Minority interests in consolidated
  subsidiaries                               (4,700)      (16,200)      (12,900)
 Equity in net earnings of affiliated
  companies                                  11,700        10,500         6,500
                                        -----------   -----------   -----------
NET INCOME                              $   408,500       461,800       746,600
                                        ===========   ===========   ===========


BASIC EARNINGS PER SHARE                $      6.68          7.02         10.72

DILUTED EARNINGS PER SHARE              $      6.63          6.98         10.66

AVERAGE NUMBER OF SHARES OUTSTANDING
 - BASIC                                     61,100        65,800        69,700

AVERAGE NUMBER OF SHARES OUTSTANDING
 - DILUTED                                   61,600        66,200        70,000

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
--------------------------
(In thousands except per share values)
                                                         December       December
                                                            31,            31,
                                                           1997           1996
                                                           ----           ----
ASSETS
 Current assets:
  Cash and cash equivalents                           $   157,900       470,100
  Accounts receivable, less allowance for
   doubtful accounts (1997 - $13,800;
    1996 - $14,200)                                       420,500       489,100
  Inventories                                             297,800       293,000
  Supplies                                                115,100       117,000
  Prepaid expenses                                          7,800         6,100
  Deferred income taxes                                    52,000        46,200
                                                      -----------   -----------
   Current assets                                       1,051,100     1,421,500
  Investments and long-term accounts receivable           131,800        86,400
  Property, plant and equipment, net                    3,445,100     3,020,500
  Other assets and deferred charges                       337,200       288,000
                                                      -----------   -----------
                                                      $ 4,965,200     4,816,400
                                                      ===========   ===========

LIABILITIES
 Current liabilities:
  Short-term debt                                     $    91,400        66,500
  Current portion of long-term debt                        54,800        38,200
  Accounts payable and accrued expenses                   553,200       564,900
  Income taxes                                              1,700        16,300
                                                      -----------   -----------
   Current liabilities                                    701,100       685,900
  Long-term debt                                          857,100       554,600
  Deferred income taxes                                   439,200       424,900
  Other liabilities and deferred credits                  344,100       309,600
                                                      -----------   -----------
                                                        2,341,500     1,975,000
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES
 (SEE NOTES 18 AND 19)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           113,300        85,500
                                                      -----------   -----------
COMMON SHAREHOLDERS' EQUITY
 Common shares, par value $6.25; 100,000
   shares authorized; 58,634 outstanding
   (1996 - 64,711) after deducting 16,554 shares
   (1996 - 10,478) held in treasury                       366,500       404,400
 Retained earnings                                      2,301,000     2,465,000
 Cumulative translation adjustments                      (143,900)      (98,800)
 Other                                                    (13,200)      (14,700)
                                                      -----------   -----------
                                                        2,510,400     2,755,900
                                                      -----------   -----------
                                                      $ 4,965,200     4,816,400
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(In thousands)
                                               For the years ended December 31,
                                                 1997        1996        1995
                                                 ----        ----        ----
OPERATING ACTIVITIES
 Net income                                   $ 408,500     461,800     746,600
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation, depletion and
   amortization                                 283,700     249,500     223,500
  Deferred income taxes                          40,700      61,900     107,600
  Equity earnings net of dividends
   received                                      (6,500)     (3,800)       (400)
  Changes in current assets and
   liabilities:
    (Increase) decrease in accounts
     receivable                                  36,500      (6,200)     (2,300)
    (Increase) decrease in inventories           (6,200)      3,600     (15,800)
    (Increase) decrease in supplies                (100)      3,800     (11,900)
    (Increase) decrease in prepaid
     expenses                                    (2,300)     10,700         100
    (Increase) decrease in deferred
     income taxes                                (5,800)     (1,800)     (6,000)
    Increase (decrease) in interest
     payable                                     (1,000)      5,900        (100)
    Increase (decrease) in other
     accounts payable                            21,100      38,300     (55,500)
    Increase (decrease) in income
     taxes                                      (13,400)       (300)    (29,500)
    Increase (decrease) in other
     accrued expenses                           (12,000)     10,000      36,800
  Non-recurring and
   other adjustments, net                        21,400       4,100     (34,100)
                                              ---------   ---------   ---------
    Net cash provided by operating
     activities                                 764,600     837,500     959,000
                                              ---------   ---------   ---------
INVESTING ACTIVITIES
 Capital outlays                               (661,600)   (513,000)   (404,900)
 Capitalized interest                           (11,700)     (1,900)     (3,100)
 Investment in subsidiaries                    (127,600)    (47,400)       (300)
 Proceeds from asset dispositions
  and other                                       7,100       5,000      40,900
                                              ---------   ---------   ---------
    Net cash used in investing
     activities                                (793,800)   (557,300)   (367,400)
                                              ---------   ---------   ---------
FINANCING ACTIVITIES
 Increase in debt                               418,400      16,100      30,800
 Payment of debt                                (66,900)    (54,100)    (22,800)
 Common dividends                              (122,700)   (128,600)   (125,600)
 Purchase of common shares                     (511,500)   (273,200)   (162,700)
 Other, net                                        (300)     21,200      10,300
                                              ---------   ---------   ---------
    Net cash used in financing
     activities                                (283,000)   (418,600)   (270,000)
                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (312,200)   (138,400)    321,600
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                              470,100     608,500     286,900
                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                      $ 157,900     470,100     608,500
                                              =========   =========   =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(In thousands)
                                       Common Shares                                 Cumulative
                                       -------------       Capital in                Translation    Common
                                      Number    At Par     Excess of    Retained     Adjustments  Shareholders'
                                    of Shares    Value     Par Value    Earnings      and Other     Equity
                                    ---------   ------     ---------    --------      ---------     ------

BALANCE AT DECEMBER 31, 1994          70,672   $441,700      $84,500   $1,770,300    ($108,900)   $2,187,600
  Stock options exercised                455      2,800       10,000                                  12,800
  Tax benefit from stock options                               6,100                                   6,100
  Common shares purchased             (2,761)   (17,300)    (114,200)     (31,200)                  (162,700)
  Restricted shares issued, net          186      1,200       11,200                   (10,800)        1,600
  Employee stock bonus award              41        300        2,400                                   2,700
  Net income                                                              746,600                    746,600
  Dividends on common shares                                             (125,600)                  (125,600)
  Translation adjustment                                                                  (100)         (100)
  Additional pension liability                                                           8,000         8,000
  Other                                                                                    700           700
                                      ------   --------    ---------   ----------    ---------    ----------
BALANCE AT DECEMBER 31, 1995          68,593    428,700            -    2,360,100     (111,100)    2,677,700
  Stock options exercised                408      2,600                    12,000                     14,600
  Tax benefit from stock options                                            5,500                      5,500
  Common shares purchased             (4,297)   (26,900)                 (246,300)                  (273,200)
  Restricted shares issued, net            7          -                       500        1,200         1,700
  Net income                                                              461,800                    461,800
  Dividends on common shares                                             (128,600)                  (128,600)
  Translation adjustment                                                                (4,900)       (4,900)
  Additional pension liability                                                           1,000         1,000
  Other                                                                                    300           300
                                      ------   --------    ---------   ----------    ---------    ----------
BALANCE AT DECEMBER 31, 1996          64,711    404,400            -    2,465,000     (113,500)     2,755,900
  Stock options exercised                463      2,900                    11,400                     14,300
  Tax benefit from stock options                                            8,400                      8,400
  Common shares purchased             (6,554)   (40,900)                 (470,600)                  (511,500)
  Restricted shares issued, net           14        100                     1,000        1,300         2,400
  Net income                                                              408,500                    408,500
  Dividends on common shares                                             (122,700)                  (122,700)
  Translation adjustment                                                               (45,200)      (45,200)
  Additional pension liability                                                           1,000         1,000
  Other                                                                                   (700)         (700)
                                      ------   --------    ---------   ----------    ---------    ----------
BALANCE AT DECEMBER 31, 1997          58,634   $366,500    $       -   $2,301,000    ($157,100)   $2,510,400
                                      ======   ========    =========   ==========    =========    ==========

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

         Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned, and for which the Corporation does not exercise significant control, are carried at cost.

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

Mine Closure Costs. Reclamation is an ongoing activity and the Corporation is currently recognizing estimated reclamation costs on a units of production basis.

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

Hedging Programs. The Corporation does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage well-defined commodity price, foreign exchange and interest rate risks.

         Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges -- the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange rates.

         Because of the market risk arising from the volatility of copper prices on the COMEX and the LME, the Corporation's objective is to sell its copper cathodes and rod at a price based on the COMEX average price in the month of shipment, and its copper concentrate at the LME average price in the month of settlement with its customers. The Corporation records copper concentrate sales on a provisional basis on the date of shipment and adjusts the sales on a monthly basis to reflect the latest LME price. A final adjustment is made upon settlement with customers. For its copper cathode and rod sales, a few customers request a firm price as of a specified date prior to or during the month of shipment. In such transactions, the Corporation hedges such sales commitments by entering into copper futures and copper swap contracts that approximate the shipment quantities and periods. The copper futures contracts are then liquidated during the month of shipment which generally results in the realization of the COMEX average monthly price for copper shipped. Swap contracts are settled at the COMEX average monthly price in the month copper is shipped. Gains and losses on copper futures and copper swap contracts are recognized in income when the underlying exposure is recognized or when a previous firm commitment is no longer expected to occur.

         Depending on market circumstances, the Corporation may periodically purchase or sell various copper option contracts to reduce the risk of adverse price changes on a portion of its copper production. Any net premiums paid on purchased option contracts that guarantee a minimum price over a specified period are initially recorded as prepaid assets and then amortized on a straight-line basis over the hedge protection period. Gains and losses from option contracts that effectively establish price ranges for future production are recognized in income at the maturity of the option contract. Any premiums received on the sale of option contracts are recorded as accrued expenses until the maturity of the option contract when the premium received is recorded as income.

         The Corporation periodically enters into forward exchange and currency option contracts to hedge certain recorded transactions, firm commitments and other anticipated transactions denominated in foreign currencies. The objective of the Corporation's foreign currency hedging activities is to reduce the Corporation's overall exposure to adverse changes in currency exchange rate movements resulting from transactions denominated in foreign currencies. The carrying value of premiums paid on currency option contracts and unrecognized gains and losses on forward exchange contracts are recorded as prepaid assets, while recognized gains and losses are recorded as miscellaneous income or expense items. Gains and losses on option contracts that qualify as hedges are recognized in income when the underlying hedged transaction is recognized or when a previously anticipated transaction is no longer expected to occur. Changes in market value of forward exchange contracts protecting anticipated transactions are recognized in the period incurred.

         The Corporation periodically enters into currency swap contracts to hedge certain recorded transactions. The Corporation does not hold these financial instruments for trading purposes. The Corporation's currency swap agreements are employed in structured transactions whose purpose is to take advantage of opportunities to obtain attractively priced foreign currency debt. Hedging gains and losses are deferred and included as part of the basis of the underlying exposure with hedge premiums amortized over the life of the contract.

         The Corporation may enter into interest rate hedging agreements to limit the effect of increases in the interest rates on floating rate debt. The costs associated with such agreements are amortized to interest expense over the term of the agreement.

Stock Compensation. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. Note 15 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1997, 1996 and 1995 if the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

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

Earnings Per Share. In 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For comparative purposes, all prior period earnings per share computations have been restated to reflect the effect of SFAS No. 128.

--------------------------------------------------------------------------------
                                                      1997      1996      1995
                                                      ----      ----      ----
BASIC EARNINGS PER SHARE COMPUTATION
  Numerator:
    Net income                                      $408,500   461,800   746,600
                                                    --------  --------  --------
  Denominator:
    Average common shares outstanding                 61,100    65,800    69,700
                                                    --------  --------  --------
  Basic earnings per share                          $   6.68      7.02     10.72
                                                    ========  ========  ========


DILUTED EARNINGS PER SHARE COMPUTATION
  Numerator:
    Net income                                      $408,500   461,800   746,600
                                                    --------  --------  --------
  Denominator:
    Average common shares outstanding                 61,100    65,800    69,700
    Average employee stock options                       300       200       200
    Average restricted stock issued
      to employees                                       200       200       100
                                                    --------  --------  --------
    Total average common shares outstanding           61,600    66,200    70,000
                                                    --------  --------  --------
  Diluted earnings per share                        $   6.63      6.98     10.66
                                                    ========  ========  ========

---------------

     Stock options to purchase 131,895, 962,032 and 254,606 shares of common stock which were outstanding during 1997, 1996 and 1995, respectively, at option prices greater than the average fair market value during each respective year of $76.45, $64.36 and $59.77 were not included in the computation of diluted earnings per share.

--------------------------------------------------------------------------------

New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for fiscal periods beginning after December 15, 1997. The Corporation is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Corporation's results of operations, financial position, capital resources or liquidity. The Corporation plans to adopt these statements in 1998.

Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2.  SUBSEQUENT EVENTS
In January 1998, the Corporation sold Accuride Corporation and its subsidiaries, its wheel and rim manufacturing business, to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. The Corporation retained a 10 percent interest in Accuride. Under the terms of the sales agreement, the Corporation received proceeds of $453.2 million from KKR resulting in a pre-tax gain of approximately $187.3 million ($123.6 million after-tax, or $2.11 per common share).

         On February 3, 1998, the Corporation announced the acquisition of Cobre Mining Company Inc. (Cobre) for approximately $115 million including acquisition costs. The Corporation assumed Cobre's outstanding debt of approximately $14 million. The acquisition was at a price of $3.85 per common share for substantially all of Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land located in southwestern New Mexico adjacent to the Corporation's Chino operations.

3.  PROVISION FOR ENVIRONMENTAL COSTS AND OTHER NON-RECURRING CHARGES
During 1997, the Corporation recorded non-recurring, pre-tax charges of $45.9 million primarily in Phelps Dodge Mining Company. These charges reflect additional provisions of $23.0 million for estimated future costs associated with environmental matters, $19.1 million for a voluntary early-retirement program and $3.8 million for estimated losses on the disposition of certain facilities. These charges reduced net income by $31.6 million, or 51 cents per common share, after taxes.

         The pre-tax charge of $23.0 million for estimated future costs associated with environmental matters comprised $18.0 million applicable to Phelps Dodge Mining Company and $5.0 million of unallocated Corporate charges. The Corporation's reserves for such costs totaled $122.4 million at December 31, 1997, compared with $117.0 million at December 31, 1996. (See Note 1 to the Consolidated Financial Statements for further information concerning the Corporation's policy for recording environmental obligations.)

         The pre-tax charge of $19.1 million associated with the voluntary early-retirement program included $18.7 million for Phelps Dodge Mining Company and $0.4 million of unallocated Corporate charges.

         The pre-tax charge of $3.8 million is for losses recognized in the 1997 third quarter when the Corporation sold its 72.25 percent interest in the McDonald gold project in Montana and other associated properties to CR Montana Corporation and Canyon Resources Corporation, the parent of CR Montana. The sale included the immediate payment of $5.0 million to the Corporation. Under the sales agreement, the Corporation would receive an additional payment of between $95.0 million and $145.0 million upon commencement of construction or issuance of permits necessary for the project. This final component of the purchase price would be based, if necessary, on quarterly production payments.

         In December 1996, the United States District Court of the Eastern District of New York ruled that the 1986 sale of property in Maspeth, New York, by the Corporation to the United States Postal Service was to be rescinded. The Court ordered the Corporation to return the $14.8 million originally paid by the Postal Service for the property and to pay interest on the sales price for a portion of the time since that sale. In 1996, the Corporation recorded $10.0 million in reclamation reserves and $5.9 million in accrued interest related to this property. In August 1997, the Corporation returned $14.8 million to the Postal Service for the Maspeth property and paid $6.6 million of interest to the Postal Service.

         During the 1995 first quarter, the Corporation recognized a $26.8 million gain before taxes from the sale of Columbian Chemicals Company's synthetic iron oxide facility in St. Louis, Missouri (MAPICO). This gain increased net income by $16.6 million, or 24 cents per common share, after taxes. MAPICO was peripheral to Columbian's core business.

4. EQUITY  EARNINGS AND INVESTMENTS  AND LONG-TERM  RECEIVABLES
Equity earnings were as follows:

--------------------------------------------------------------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
International wire and cable manufacturers           $ 3,900     2,600     1,000
Black Mountain                                         3,700     6,600     4,500
Other                                                  4,100     1,300     1,000
                                                     -------   -------   -------
                                                     $11,700    10,500     6,500
                                                     =======   =======   =======

--------------------------------------------------------------------------------

         Dividends were received as follows:

--------------------------------------------------------------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
Equity investments:
 International wire and cable
  manufacturers                                  $   300         300         300
 Black Mountain                                    3,400       6,000       5,700
 SIMSA                                               800        --          --
 Other                                               600         500         100
                                                 -------     -------     -------
                                                 $ 5,100       6,800       6,100
                                                 =======     =======     =======
Cost basis investments:
 Southern Peru Copper Corporation                $14,100      16,400      13,600
 Other                                               100         300         300
                                                 -------     -------     -------
                                                 $14,200      16,700      13,900
                                                 =======     =======     =======

--------------------------------------------------------------------------------

         Investments and long-term receivables were as follows:

--------------------------------------------------------------------------------
                                                 1997         1996         1995
                                                 ----         ----         ----
Equity basis:
 International wire and cable
  manufacturers                               $ 18,600       20,300       18,200
 Black Mountain                                  8,800        9,000       11,300
 Accuride Kaiser Wheel Inc.                     22,600         --           --
 SIMSA                                          14,500         --           --
 Other                                          16,500       16,100       12,200
Cost basis:
 Southern Peru Copper Corporation               13,200       13,200       13,200
 Other                                          37,600       27,800       24,100
                                              --------     --------     --------
                                              $131,800       86,400       79,000
                                              ========     ========     ========

--------------------------------------------------------------------------------

         Retained earnings of the Corporation include undistributed earnings of equity investments of (in millions): 1997 - $69.3; 1996 - $62.8; 1995 - $59.0.

         Condensed financial information for companies in which the Corporation has equity basis investments together with majority-owned foreign subsidiaries previously accounted for on an equity basis is as follows:

--------------------------------------------------------------------------------
                                                1997         1996          1995
                                                ----         ----          ----
Sales                                       $ 868,700      764,100      771,200
Net income                                     40,100       56,000       42,000
--------------------------------------------------------------------------------

Net current assets                          $  84,500       85,600       66,600
Fixed assets, net                             368,600      290,800      259,100
Long-term debt                                (42,400)     (54,500)     (40,500)
Other assets and liabilities, net              41,100       (8,000)      (3,900)
                                            ---------    ---------    ---------
Net assets                                  $ 451,800      313,900      281,300
                                            =========    =========    =========

--------------------------------------------------------------------------------

5. INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED
The Corporation reported net interest expense in 1997 of $62.5 million, compared with $66.1 million in 1996 and $62.0 million in 1995. Net interest expense decreased in 1997 despite a $344.0 million increase in debt due to an increase in the capitalization of interest costs of $9.8 million primarily as a result of the Candelaria expansion project in Chile. Net interest expense increased in 1996 despite a $37.2 million decrease in debt primarily due to a $5.9 million interest charge resulting from the 1996 Court-ordered rescission of a 1986 sale of property (see Note 3). Included in 1996 and 1995 interest expense were foreign currency exchange gains of $8.0 million and $8.1 million, respectively, reflecting the remeasurement of Venezuelan local currency debt after major devaluations of the bolivar.

6. MISCELLANEOUS INCOME AND EXPENSE, NET
Interest income totaled $22.3 million in 1997, principally from the Corporation's short-term investments, compared with $34.3 million and $31.5 million in 1996 and 1995, respectively. Miscellaneous income in 1997 also included a $6.0 million pre-tax, non-cash gain from the exchange of shares of a cost basis investment in a wire and cable business located in Greece and pre-tax dividends of $14.1 million on its 13.9 percent minority interest in Southern Peru Copper Corporation, compared with $16.4 million and $13.6 million in 1996 and 1995, respectively. Losses from changes in currency exchange rates, principally in Thailand and Chile, amounted to $9.6 million in 1997, compared with losses of $11.7 million and $10.2 million in 1996 and 1995, respectively.

7. INCOME TAXES
The Corporation reports its income taxes using an asset and liability approach for financial accounting and reporting of income taxes. Changes in tax rates and laws are reflected in income from operations in the period such changes are enacted. In addition, balance sheet classification of deferred income taxes is determined by the balance sheet classification of the asset or liability to which the temporary difference is related.

         Geographic sources of income before taxes, minority interests and equity in net earnings of affiliated companies for the years ended December 31 were as follows:

--------------------------------------------------------------------------------
                                         1997             1996             1995
                                         ----             ----             ----
United States                        $ 468,600          536,100          816,200
Foreign                                113,300          151,400          259,500
                                     ---------        ---------        ---------
                                     $ 581,900          687,500        1,075,700
                                     =========        =========        =========

--------------------------------------------------------------------------------

         The provision for income taxes for the years ended December 31 were as follows:

--------------------------------------------------------------------------------
                                           1997            1996            1995
                                           ----            ----            ----
Currently payable:
   Federal                              $ 89,900          99,000         157,800
   State                                  15,000          16,100          23,900
   Foreign                                34,800          43,000          38,100
                                        --------        --------        --------
                                         139,700         158,100         219,800
                                        --------        --------        --------
Deferred:
   Federal                                22,400          45,200          78,400
   State                                   6,000           6,400             400
   Foreign                                12,300          10,300          24,100
                                        --------        --------        --------
                                          40,700          61,900         102,900
                                        --------        --------        --------
                                        $180,400         220,000         322,700
                                        ========        ========        ========

--------------------------------------------------------------------------------

         A reconciliation of the U.S. statutory tax rate to the Corporation's effective tax rate is as follows:

--------------------------------------------------------------------------------
                                                    1997        1996       1995
                                                    ----        ----       ----
Statutory tax rate                                  35.0%       35.0       35.0
Depletion                                           (7.5)       (7.0)      (5.3)
State and local income taxes                         2.3         2.1        1.5
Effective international tax rate                     1.0         0.9       (1.9)
Other items, net                                     0.2         1.0        0.7
                                                    ----        ----       ----
Effective tax rate                                  31.0%       32.0       30.0
                                                    ====        ====       ====

--------------------------------------------------------------------------------

         The Corporation paid federal, state, local and foreign income taxes of approximately $173 million in 1997, compared with approximately $160 million in 1996 and approximately $247 million in 1995. As of December 31, 1997, the Corporation had alternative minimum tax credits of approximately $85 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax. The Corporation also has alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $27 million; $4.5 million will expire in 1998.

         The Corporation's federal income tax returns for the years 1992, 1993 and 1994 are currently under examination. The Corporation has received proposed assessments from the Internal Revenue Service (IRS) relating to the Corporation's federal income tax liability for the years 1990 and 1991 and has filed a protest with the appropriate authorities. These years are currently under consideration by the Appeals Division of the IRS. Management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have an adverse effect on the consolidated financial condition or results of operations of the Corporation. However, settlement of these issues could involve material tax and interest payments with respect to the open years, a substantial part of which would involve timing differences. The Corporation does not agree with these proposed adjustments and expects either to substantially settle them with the IRS or litigate the issues involved.

         Deferred income tax assets and (liabilities) comprised the following at December 31:

--------------------------------------------------------------------------------
                                                            1997           1996
                                                            ----           ----
Minimum tax credits                                     $  85,200        78,400
Postretirement and postemployment benefits                 60,000        58,000
Reserves                                                   81,200        69,700
Mining costs                                               56,600        45,000
Inventories                                                 4,700         4,800
Other                                                       5,200         4,400
                                                        ---------     ---------
  Deferred tax assets                                     292,900       260,300
                                                        ---------     ---------
Depreciation                                             (640,600)     (596,100)
Mining properties                                          (6,000)       (8,900)
Exploration and mine development costs                     (3,600)       (3,700)
Pensions                                                  (29,900)      (30,300)
                                                        ---------     ---------
  Deferred tax liabilities                               (680,100)     (639,000)
                                                        ---------     ---------
                                                        $(387,200)     (378,700)
                                                        =========     =========

--------------------------------------------------------------------------------

         Income taxes have not been provided on the Corporation's share ($462 million) of undistributed earnings of those manufacturing and mining interests abroad over which the Corporation has sufficient influence to control the distribution of such earnings and has determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Corporation or a U.S. affiliate, or if the Corporation should sell its stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholdings and U.S. tax, net of foreign tax credit, in the amounts of $82 million and $47 million, respectively.

8. INVENTORIES AND SUPPLIES
Inventories at December 31 were as follows (in millions):

--------------------------------------------------------------------------------
                                                            1997           1996
                                                            ----           ----
Metals and other raw materials                             $191.8          194.1
Work in process                                              24.7           19.2
Finished manufactured goods                                  77.3           75.2
Other                                                         4.0            4.5
                                                           ------         ------
                                                           $297.8          293.0
                                                           ======         ======

--------------------------------------------------------------------------------

         Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $109 million and $117 million at December 31, 1997 and 1996, respectively.

         Supplies in the amount of $115.1 million and $117.0 million at December 31, 1997 and 1996, respectively, are stated net of a reserve for obsolescence of $8.7 million and $8.9 million, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 comprised the following (in millions):

--------------------------------------------------------------------------------
                                                            1997           1996
                                                            ----           ----
Buildings, machinery and equipment                        $5,265.9       4,669.7
Mining properties                                            166.4         173.1
Capitalized mine development                                 312.3         290.4
Land and water rights                                         91.5          72.7
                                                          --------      --------
                                                           5,836.1       5,205.9
Less accumulated depreciation, depletion
 and amortization                                          2,391.0       2,185.4
                                                          --------      --------
                                                          $3,445.1       3,020.5
                                                          ========      ========

--------------------------------------------------------------------------------

         The net increases in property, plant and equipment of $424.6 million in 1997 and $291.8 million in 1996 are summarized below (in millions):

--------------------------------------------------------------------------------
                                                             1997         1996
                                                             ----         ----
Balance at beginning of year                              $3,020.5      2,728.7
                                                          --------     --------
Capital expenditures                                         661.6        513.0
Depreciation, depletion and amortization                    (277.3)      (243.7)
Property, plant and equipment of acquired
 companies                                                    57.2         37.2
Asset sales, currency translation adjustments
 and other                                                   (16.9)       (14.7)
                                                          --------     --------
                                                             424.6        291.8
                                                          --------     --------
Balance at end of year                                    $3,445.1      3,020.5
                                                          ========     ========

--------------------------------------------------------------------------------

10.  OTHER ASSETS AND DEFERRED CHARGES
Other assets and deferred charges at December 31 were as follows (in millions):

--------------------------------------------------------------------------------
                                                              1997         1996
                                                              ----         ----
Goodwill, less accumulated amortization
 (1997 - $45.2; 1996 - $39.4)                                $178.0        130.6
Employee benefit plans                                        122.9        121.7
Debt issue costs                                               29.0         25.6
Intangible pension asset                                        2.0          4.0
Other intangible assets                                         3.6          4.0
Other                                                           1.7          2.1
                                                             ------       ------
                                                             $337.2        288.0
                                                             ======       ======

--------------------------------------------------------------------------------

11.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at December 31 were as follows (in millions):

--------------------------------------------------------------------------------
                                                              1997          1996
                                                              ----          ----
Accounts payable                                            $297.7         292.1
Employee benefit plans                                        26.3          31.5
Insurance and loss reserves                                   13.8          11.8
Salaries, wages and other compensation                        47.1          48.3
Environmental reserves                                        38.2          43.6
Smelting, refining and freight                                23.0          20.9
Other accrued taxes                                           15.7          16.1
Candelaria expansion                                           0.8          15.3
Shutdown, relocation and restructuring                         7.7          10.3
Interest *                                                    16.3          17.5
Returnable containers                                          7.0           3.6
Other                                                         59.6          53.9
                                                            ------        ------
                                                            $553.2         564.9
                                                            ======        ======

---------------

* Interest paid by the Corporation in 1997 was $72.6 million, compared with $67.2 million in 1996 and $70.4 million in 1995.

--------------------------------------------------------------------------------

12.  OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits at December 31 were as follows (in millions):

--------------------------------------------------------------------------------
                                                                1997        1996
                                                                ----        ----
Postretirement and postemployment benefit plans               $168.9       157.5
Other employee benefit plans                                    56.9        41.5
Environmental reserves                                          84.2        71.8
Shutdown, relocation and restructuring                           4.4         5.4
Insurance and loss reserves                                     23.0        22.5
Other                                                            6.7        10.9
                                                              ------      ------
                                                              $344.1       309.6
                                                              ======      ======

--------------------------------------------------------------------------------

13.  LONG-TERM DEBT AND OTHER FINANCING
Long-term debt at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------
                                                              1997         1996
                                                              ----         ----
6.375% Notes due 2004                                       $ 100.0            -
7.125% Debentures due 2027                                    150.0            -
7.75% Notes due 2002                                          100.0        100.0
7.96% Notes due 1998-2000                                      50.0         50.0
Air Quality Control Obligations:
 5.45% Notes due 2009                                          81.1         81.1
 6.50% Installment sale obligations due 2013                   90.0         90.0
Chilean Mining Operations                                     271.6        214.0
Columbian Tiszai Carbon Ltd. (Hungary)                         16.0         25.0
Columbian Carbon Spain, S.A.                                    7.6         10.9
Sevalco (United Kingdom)                                       11.2            -
Columbian Chemicals Canada                                      7.0            -
Phelps Dodge International Corporation                         25.1         17.8
Other                                                           2.3          4.0
                                                            -------      -------
Long-term debt including current portion                      911.9        592.8
Less current portion                                           54.8         38.2
                                                            -------      -------
Long-term debt excluding current portion                    $ 857.1        554.6
                                                            =======      =======

--------------------------------------------------------------------------------

Annual maturities of debt outstanding at December 31, 1997, are as follows (in millions): 1998 - $54.8; 1999 - $65.3; 2000 - $55.1; 2001 - $39.7; 2002 -
$147.8.

         An existing revolving credit agreement between the Corporation and several lenders was amended on June 25, 1997. The agreement, as amended and restated, permits borrowings of up to $1 billion from time to time until its scheduled maturity on June 25, 2002. The agreement allows for two one-year renewals beyond the scheduled maturity date if the Corporation requests and receives approval from those lenders representing at least two-thirds of the commitments provided by the facility. In the event of such approval, total commitments under the facility would depend upon the willingness of other lenders to assume the commitments of those lenders electing not to participate in the renewal. Interest is payable at a fluctuating rate based on the agent bank's prime rate or at a fixed rate, based on the London Interbank Offered Rate (LIBOR) or at fixed rates offered independently by the several lenders, for maturities of between seven and 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires the Corporation to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1997, or December 31, 1996.

         The Corporation established a commercial paper program on August 15, 1997, under a private placement agency agreement between the Corporation and two placement agents. The agreement permits the Corporation to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the Corporation and the placement agents at the time of each issuance. The Corporation's commercial paper rating requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. There were no borrowings under the commercial paper program at December 31, 1997.

         The Corporation had other lines of credit totaling $100.0 million at December 31, 1997, and at December 31, 1996. These facilities are subject to agreement as to availability, terms and amount. There were no borrowings outstanding under these lines of credit at either December 31, 1997, or December 31, 1996.

         The Corporation had $91.4 million in short-term borrowings, all by its international operations, at December 31, 1997, compared with $66.5 million at December 31, 1996. The increase in short-term borrowings principally was a result of borrowings at Accuride's new Mexican operations (Accuride de Mexico). The weighted average interest rate on total short-term borrowings at December 31, 1997, and December 31, 1996, was 13.0 percent and 15.3 percent, respectively.

         On November 5, 1997, the Corporation issued $100 million of 6.375 percent notes maturing on November 1, 2004, and $150 million of 7.125 percent debentures maturing on November 1, 2027, under an Indenture dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee. Interest on these securities is payable semi-annually on May 1 and November 1 of each year. The notes are not redeemable prior to maturity and are not entitled to any sinking fund. The debentures are redeemable, in whole or in part, at the option of the Corporation, at a redemption price equal to the greater of (i) 100 percent of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a rate equal to the sum of the yield of a United States Treasury security having a comparable maturity to the remaining term of the debentures plus 10 basis points. The debentures are not entitled to any sinking fund. The Corporation applied most of the proceeds from the sale of the offered securities to repay outstanding commercial paper, which had been issued for general corporate purposes.

         The Corporation's 80 percent-owned Compania Contractual Minera Candelaria (Candelaria) subsidiary borrowed $290 million under its project financing agreements to finance construction of the Candelaria copper project in Chile. Under the proportional consolidation method, the Corporation reflects 80 percent of this amount in its financial statements. These borrowings became non-recourse to the Corporation subsequent to the satisfaction of certain completion tests during the second quarter of 1995. This $290 million of 13-year financing comprises $200 million of floating rate dollar-denominated debt (with a rate based on the six-month LIBOR) and $60 million of fixed rate dollar-denominated debt, with a nine and one-half year repayment period that started in 1997. The remaining $30 million of 13-year financing, representing floating rate debt denominated in Chilean pesos, was prepaid in December 1996 at a cost of $37.6 million including exchange losses and prepayment penalties; this debt was replaced during the second quarter of 1997 when Candelaria borrowed $30 million of 12-year, dollar-denominated debt. In addition, during 1997 Candelaria borrowed $72 million of a $150 million, 12-year dollar-denominated facility arranged in order to partially finance Candelaria's $305 million expansion project. Both of the 1997 facilities are based on floating rates tied to six-month LIBOR and are non-recourse to the Corporation. The Corporation also caused Candelaria to sell the 9 percent and 11 percent interest rate caps purchased in 1993 that were intended to limit the effect of increases in the cost of Candelaria's floating rate debt. In turn, the Corporation caused Candelaria to enter into interest rate swaps with certain financial institutions to effectively convert all of Candelaria's floating rate debt to 7.84 percent, fixed rate debt for the life of the debt. The obligations under the interest rate swaps are non-recourse to the Corporation.

14.  SHAREHOLDERS' EQUITY
On May 7, 1997, the Corporation announced an additional share purchase program of up to 6 million of its common shares. This authorization follows a 5 million share purchase program that was initiated in 1995 and extended to 10 million shares in 1996. Under that program 9,920,800 shares were purchased by the Corporation. During 1997, the Corporation purchased 6,554,000 of its common shares at a total cost of $511.5 million, including 3,606,000 shares at a cost of $292.9 million under the new 6 million share authorization. There were 58,634,000 shares outstanding on December 31, 1997. During 1996, the Corporation purchased 4,297,300 of its common shares at a total cost of $273.2 million.

         The Corporation has 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1997, or December 31, 1996.

         The Corporation has in place a Preferred Share Purchase Rights Plan. The Preferred Share Purchase Rights Plan contains provisions to protect stockholders in the event of unsolicited offers or attempts to acquire the Corporation, including acquisitions in the open market of shares constituting control without offering fair value to all stockholders and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent the stockholders' interests fully.

15.  STOCK OPTION PLANS; RESTRICTED STOCK
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1979, 1987 and 1993. In each case, the option price equals the fair market value of the common shares on the day of the grant and an option's maximum term is 10 years. Options granted vest ratably over a three-year period. The options include limited stock appreciation rights under which an optionee has the right, in the event common shares are purchased pursuant to a third party tender offer or in the event a merger or similar transaction in which the Corporation shall not survive as a publicly held corporation is approved by the Corporation's shareholders, to relinquish the option and to receive from the Corporation an amount per share equal to the excess of the price payable for a common share in such offer or transaction over the option price per share.

         The 1993 plan provides (and the 1987 plan provided) for "reload" option grants to executives and other key employees. If an optionee exercises an option under the 1993 or 1987 plan with already owned shares of the Corporation, the optionee receives a reload option that restores the option opportunity on a number of common shares equal to the number of shares used to exercise the original option. A reload option has the same terms as the original option except that it has an exercise price per share equal to the fair market value of a common share on the date the reload option is granted and is exercisable six months after the date of grant.

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

         At December 31, 1997, options for 139,416 shares, 48,208 shares and 1,719,158 shares were exercisable under the 1987 plan, the 1989 plan and the 1993 plan, respectively, at average prices of $44.22, $45.22 and $65.68 per share. In addition, 242,150 shares of Restricted Stock issued under the 1993 plan were outstanding at December 31, 1997. Also at December 31, 1997, 1,263,782 shares were available for option grants (including 734,308 shares as restricted stock awards) under the 1993 plan. These amounts are subject to future adjustment as described in the plan agreement. No further options may be granted under the 1987 or 1989 plans. There were no options outstanding under the 1979 plan as of December 31, 1997, December 31, 1996, or December 31, 1995.

         Changes during 1995, 1996 and 1997 in options outstanding for the combined plans were as follows:

--------------------------------------------------------------------------------
                                                                 Average option
                                                      Shares     price per share
                                                      ------     ---------------
Outstanding at December 31, 1994                    2,832,186    $    47.38
  Granted                                             953,838         66.37
  Exercised                                          (635,881)        38.19
  Expired or terminated                              (110,345)        51.03
                                                    ---------
Outstanding at December 31, 1995                    3,039,798         55.13
  Granted                                             810,551         71.49
  Exercised                                          (552,973)        45.19
  Expired or terminated                               (98,182)        62.71
                                                    ---------
Outstanding at December 31, 1996                    3,199,194         60.76
  Granted                                           1,110,431         69.33
  Exercised                                          (827,243)        52.30
  Expired or terminated                               (47,891)        69.63
                                                    ---------
Outstanding at December 31, 1997 *                  3,434,491         65.44
                                                    =========

---------------

*    Exercise prices for options  outstanding at December 31, 1997, range from a minimum of approximately  $21 per share to a maximum of  approximately  $89 per share.  The average  remaining  maximum term of options  outstanding is approximately eight years.

--------------------------------------------------------------------------------

     Changes during 1995, 1996 and 1997 in Restricted Stock were as follows:

--------------------------------------------------------------------------------
                                                                  Shares
                                                                  ------
Outstanding at December 31, 1994                                   68,026
  Granted                                                         186,516
  Released                                                        (28,617)
                                                                 --------
Outstanding at December 31, 1995                                  225,925
  Granted                                                          17,000
  Terminated                                                       (4,500)
  Released                                                        (10,725)
                                                                 --------
Outstanding at December 31, 1996                                  227,700
  Granted                                                          15,250
  Terminated                                                         (800)
                                                                 --------
Outstanding at December 31, 1997                                  242,150
                                                                 ========

--------------------------------------------------------------------------------

         In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Corporation applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in millions except per share amounts):

--------------------------------------------------------------------------------
                                                   1997       1996       1995
                                                   ----       ----       ----
Net income - as reported                      $   408.5      461.8      746.6
Net income - pro forma                            402.4      456.2      741.6

Earnings per share - as reported
  (diluted)                                         6.63       6.98      10.66
Earnings per share - pro forma
  (diluted)                                         6.54       6.89      10.60

--------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                         1997            1996             1995
                                         ----            ----             ----
Expected dividend yield                  3.02%           3.32%            3.34%
Expected stock price volatility          23.0%           24.0%            22.1%
Risk-free interest rate                   5.8%            5.7%             6.0%
Expected life of options                3 years         3 years          3 years

The weighted average fair value of options granted during 1997 was $10.62 per share, compared with $12.68 in 1996 and $11.04 in 1995.

16.  PENSION PLANS
The Corporation has several non-contributory employee defined benefit pension plans covering substantially all U.S. employees (the U.S. pension plans). Employees covered under the salaried defined benefit pension plans are eligible to participate upon the completion of one year of service, and benefits are based upon final average salary and years of service. Employees covered under the remaining plans are generally eligible to participate either at the time of employment or after one year of service, and benefits are generally based on a fixed amount for each year of service. Employees are vested in the plans after five years of service. In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). The Corporation also maintains pension plans for certain employees of international subsidiaries following the legal requirements in those countries.

         The status of employee pension benefit plans at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------
                                                   Overfunded     Underfunded
                                                     Plans           Plans
                                                  ------------    ------------
                                                  1997    1996    1997    1996
                                                  ----    ----    ----    ----
Actuarial  present value of projected
 benefit  obligation,  based on employment
 service to date and current
 salary levels:
  Vested employees                               $ 561     507       27     41
  Non-vested employees                              45      34        2      6
                                                 -----   -----    -----  -----
  Accumulated benefit obligation                   606     541       29     47
  Additional amounts related to projected
   salary increases                                 59      43        5      6
                                                 -----   -----    -----  -----
  Total projected benefit obligation               665     584       34     53

Plan assets at fair value                          774     681        4     22
                                                 -----   -----    -----  -----
Projected pension benefit obligation in
 excess of (less than) plan assets                (109)    (97)      30     31
Unamortized net asset (liability)
  existing at January 1, 1985                        3       5       (1)     -
Unrecognized prior service cost                    (42)    (22)      (2)    (5)
Unrecognized net gain (loss) from
 actuarial experience                               66      23       (7)    (9)
                                                 -----   -----    -----  -----
Accrued (prepaid) pension cost                   $ (82)    (91)      20     17
                                                 =====   =====    =====  =====

--------------------------------------------------------------------------------

         The Corporation's pension plans were valued between December 1, 1995, and January 1, 1996, and between December 1, 1996, and January 1, 1997. The obligations were projected to and the assets were valued as of the end of 1996 and 1997. Of its ten U.S. pension plans at December 31, 1997, eight were overfunded while two were underfunded. Effective November 30, 1997, two non-bargained hourly pension plans were merged into an existing plan, and one salaried plan of an acquired company was terminated and participants were provided future benefits under an existing Corporate plan. Of the Corporation's 13 U.S. pension plans at December 31, 1996, nine were overfunded while four were underfunded. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

         The components of net periodic pension cost were as follows (in millions):

--------------------------------------------------------------------------------
                                                      1997       1996      1995
                                                      ----       ----      ----
Benefits earned during the year                     $ 17.5       14.2      11.2
Interest accrued on projected benefit
 obligation                                           46.8       43.4      42.9
Return on assets - actual                           (117.3)    (108.4)   (119.6)
                 - unrecognized gain                  56.3       51.8      66.6
Net amortization                                       3.0        1.5       1.0
                                                    ------     ------    ------
   Net periodic pension cost for the year           $  6.3        2.5       2.1
                                                    ======     ======    ======

--------------------------------------------------------------------------------

         Assumptions  used to develop the net periodic  pension cost  included a
7.25 percent discount rate in 1997 and 1996, compared with 8.5 percent in 1995. An expected long-term rate of return on assets of 9.5 percent and a rate of increase in compensation levels of 4 percent were used for 1997, 1996 and 1995. For the valuation of pension obligations, the discount rate at the end of 1997 was 7.25 percent, equivalent to the discount rate at the end of 1996 and 1995.

         The Corporation recognizes a minimum liability in its financial statements for its underfunded plans. "Other liabilities and deferred credits" at December 31, 1997, included $7 million relating to this minimum liability, compared with $10 million at December 31, 1996. This amount was offset by a $2 million intangible asset, a $3 million reduction in "Common Shareholders' Equity" and a $2 million deferred tax benefit at December 31, 1997, compared with a $4 million intangible asset, a $4 million reduction in "Common Shareholders' Equity" and a $2 million deferred tax benefit at December 31, 1996.

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

         The status of employee postretirement benefit plans at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------
                                                              1997       1996
                                                              ----       ----
Accumulated Postretirement Benefit Obligation:
  Retirees                                                    $ 76        74
  Fully eligible active plan participants                       12        14
  Other active plan participants                                74        64
                                                              ----      ----
  Total accumulated postretirement benefit
   obligation                                                  162       152

Plan assets at fair value                                       10        11
                                                              ----      ----
Accumulated postretirement benefit obligation in
 excess of plan assets                                         152       141
Unrecognized prior service cost                                  4         7
Unrecognized net gain (loss) from actuarial
 experience                                                      4        (1)
                                                              ----      ----
Accrued postretirement benefit cost                           $160       147
                                                              ====      ====

--------------------------------------------------------------------------------

         The components of net periodic postretirement benefit cost were as follows (in millions):

--------------------------------------------------------------------------------
                                                    1997      1996       1995
                                                    ----      ----       ----
Benefits attributed to service during
 the year                                           $  4         4         4
Interest cost on accumulated postretirement
 benefit obligation                                   11        10        11
Return on assets - actual                             (1)       (1)       (1)
Net amortization                                       -         -        (1)
                                                    ----      ----      ----
Net periodic postretirement benefit cost
 for the year                                       $ 14        13        13
                                                    ====      ====      ====

--------------------------------------------------------------------------------

         For 1997 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 7.6 percent for 1998 decreasing gradually to 5.3 percent by 2008 and remaining at that level thereafter. For 1996 measurement purposes, annual rates of increase in the per capita cost of covered health care benefits were assumed to average 8 percent for 1997 decreasing gradually to 5.3 percent by 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $11.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $1 million.

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent for 1997, the same as that used for 1996. Assumptions used to develop net periodic postretirement benefit cost included a 7.25 percent discount rate in 1997, equivalent to the 7.25 percent discount rate used in 1996 and a decrease from 8.5 percent in 1995. The expected long-term rate of return on plan assets was 8 percent for both 1997 and 1996.

18.  COMMITMENTS
Rent expense for the years 1997, 1996 and 1995 was (in millions): $18.6, $15.6 and $18.8, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year totaled $47.4 million at December 31, 1997. These commitments for future periods are as follows (in millions): 1998 - $12.0; 1999 - $10.6; 2000 - $6.5; 2001 - $5.3;
2002 - $1.2; 2003 and thereafter - $11.7.

19.  CONTINGENCIES
The Corporation is from time to time involved in various legal proceedings of a character normally incident to its past and present businesses. Management does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition or results of operations of the Corporation on a consolidated basis.

         The Corporation is subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), as amended by the
Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL) for possible response. Among the sites identified, EPA has included 13 sites owned by the Corporation. The Corporation believes that most, if not all, of its sites so identified will not qualify for listing on the NPL.

         In addition, the Corporation may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Corporation. The Corporation has received notice that it is a potentially responsible party from EPA and/or individual states under CERCLA or a state equivalent and is participating in environmental assessment and remediation activity at 40 sites.

         The amounts of the Corporation's liabilities for remedial activities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Corporation, the unknown extent of the Corporation's probable liability in proportion to the probable liability of other parties. The Corporation has probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Corporation cannot currently estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial. (See Notes 1 and 3 to the Consolidated Financial Statements for further information concerning the Corporation's environmental obligations.)

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and the Corporation's operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and the Corporation's operations began submitting the required reclamation plans in 1997. Reclamation is an ongoing activity and the Corporation is currently recognizing estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase the Corporation's regulatory obligations and compliance costs with respect to mine closure and reclamation.

         By a letter agreement dated September 7, 1990, the Corporation and the San Carlos Apache Tribe agreed upon principles to settle the water claims of that Tribe and other land-use issues involving the Tribe's Reservation. Negotiations between the Tribe, the Corporation and other parties continued on the comprehensive settlement and other necessary agreements for several years. In 1997, additional disputes arose between Phelps Dodge and the Tribe. On May 12, 1997, the Tribe filed suit against the Corporation in San Carlos Apache Tribal Court, seeking eviction of the Corporation from the Tribe's Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, Phelps Dodge and the Tribe reached an agreement, and subsequently federal legislation (Pub. L. No. 105-18, Section 5003, 111 stat. 158, 181-87), was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by the Corporation. The legislation does not address any potential claims by the Tribe relating to the Corporation's historical occupancy and operation of its facilities on the Tribe's Reservation but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

         On September 25, 1997, the Corporation announced it had sold its 72.25 percent interest in the McDonald gold project and other associated properties to CR Montana Corporation and Canyon Resources Corporation, the parent of CR Montana. The terms of the transaction included the immediate payment of $5 million with an additional payment to Phelps Dodge of between $95 million and $145 million when permitting for the project is completed or construction is commenced. The final amount of the $150 million total purchase price will be based, if necessary, on quarterly production payments.

20. DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The Corporation does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage well-defined commodity price, foreign exchange and, to a lesser extent, interest rate risks, that arise out of the Corporation's core business activities. The fair values of the Corporation's derivative financial instruments, as summarized in the table at the end of this note, are based on quoted market prices for similar financial instruments. A summary of derivative financial instruments held by the Corporation is as follows:

         COPPER FUTURES CONTRACTS - Because of the market risk arising from the volatility of copper prices on the COMEX and the LME, the Corporation's objective and practice is to sell its copper cathodes and rod at a price based on the COMEX average price in the month of shipment, and its copper concentrates at the LME average price in the month of settlement with its customers. The Corporation records copper concentrate sales on a provisional basis on the date of shipment and adjusts the sales on a monthly basis to reflect the latest LME price. A final adjustment is made upon settlement with customers. For cathode and rod sales, a few customers request a firm price as of a specified date prior to or during the month of shipment. In such transactions, the Corporation hedges such sales commitments by entering into copper futures and copper swap contracts that approximate the shipment quantities and periods. The copper futures contracts are then liquidated during the month of shipment which generally results in realization of the COMEX average monthly price for copper shipped. The combined net effect of a firm price customer contract and the related futures transactions is for the Corporation to realize an amount based on the COMEX average price during the month of shipment. Swap contracts are settled at the COMEX average monthly price in the month copper is shipped. At December 31, 1997, the Corporation had futures and swap hedge contracts in place for approximately 140 million pounds of copper with an approximate net value of $130 million and an aggregate notional value of approximately $146 million. The copper futures and swap contracts acquired by the Corporation at year end had maturities of 18 months or less. The Corporation had deferred unrealized losses of $18.7 million on its futures and swap contracts at December 31, 1997. With respect to 1996, the Corporation had futures and swap hedge contracts in place for approximately 149 million pounds of copper with an approximate net value of $143 million and an aggregate notional value of approximately $156 million. The Corporation had deferred unrecognized gains of $2.3 million on its futures and swap contracts at December 31, 1996. With respect to 1995, at year end the Corporation had futures and swap hedge contracts in place for approximately 104 million pounds of copper at an approximate net value of $125 million and an aggregate notional value of approximately $125 million. At December 31, 1995, the Corporation had deferred unrecognized losses on its futures and swap contracts of $2.4 million as the offsetting customer transactions had not matured.

         COPPER PRICE PROTECTION AGREEMENTS - Depending on market conditions, the Corporation may periodically purchase or sell various copper option contracts to reduce the risk of adverse price changes on a portion of its expected future mine production. With respect to 1998 production, the Corporation has not entered into any option contracts. For 1997 production, the Corporation had hedge contracts that provided for a minimum first quarter average price of 90 cents per pound for a net position of approximately 85 million pounds of copper that expired without payment to Phelps Dodge. There were no copper price protection contracts as of the end of 1997. During 1996, the Corporation sold copper price protection contracts that covered 94 million pounds of production in the 1996 fourth quarter and 85 million pounds of production in the 1997 first quarter. This resulted in immediate cash payments to the Corporation of $15.6 million. Consequently, $8.8 million was recognized in income in the 1996 fourth quarter and $6.8 million was deferred and recognized in income during the 1997 first quarter.

         With respect to 1996 production, the Corporation had contracts that provided a combination of minimum and maximum quarterly average LME prices for approximately 185 million pounds of third quarter copper production that resulted in payments of $3.1 million to Phelps Dodge. In addition, the Corporation had contracts that provided a combination of minimum and maximum LME prices per pound for approximately 790 million pounds of copper that expired without payment to Phelps Dodge.

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

         FOREIGN EXCHANGE CONTRACTS - The Corporation periodically enters into forward exchange and currency option contracts to hedge certain recorded transactions, firm commitments and other anticipated transactions denominated in foreign currencies. The objective of the Corporation's foreign currency hedging activities is to reduce the Corporation's overall exposure to adverse changes in currency exchange rate movements resulting from transactions denominated in foreign currencies. In hedging a transaction, the Corporation's foreign exchange hedging strategy may, from time to time, involve the use of a number of offsetting currency contracts to minimize the cost of the underlying hedge. Thus, the notional value, which represents the arithmetic sum of all outstanding foreign currency hedging instruments, is not a measurement of risk to the Corporation from the use of derivative financial instruments. At December 31, 1997, the Corporation had protection in place for approximately $158 million of recorded and anticipated foreign currency transactions through the use of currency options and forward contracts with a matching notional value. The currency option and forward contracts acquired by the Corporation have maturities of less than one year. The Corporation did not have any material deferred unrecognized gains or losses on its foreign exchange contracts for the year-end periods 1995 through 1997. With respect to 1996, the Corporation had protection in place for approximately $141 million of recorded, committed and anticipated foreign currency transactions through the use of forward contracts and currency options with a matching aggregate notional value.

         CURRENCY SWAP CONTRACTS - During 1997, the Corporation entered into currency swap contracts to hedge certain recorded transactions. The Corporation did not hold these financial instruments for trading purposes. The Corporation's currency swap agreements are employed in structured transactions whose purpose is to take advantage of opportunities to obtain attractively priced foreign currency debt. At year end, the Corporation's majority-owned Phelps Dodge Thailand Ltd. cable manufacturing plant in Thailand had entered into currency swap agreements that effectively converted floating rate U.S. dollar loans to fixed rate Thai baht loans. At December 31, 1997, the Corporation had currency swap contracts in place for approximately $15 million of currency swap contracts. The currency swap contracts acquired by the Corporation have maturities of 19 months or less.

         INTEREST RATE SWAP AGREEMENT - The Corporation caused its 80 percent-owned Candelaria copper mine in Chile to enter into an interest rate swap converting $280.8 million of floating rate dollar-denominated debt to an average fixed rate of 7.84 percent for the life of the debt which extends through the year 2008. Under the terms of the floating rate debt agreement, Candelaria's borrowings are expected to vary from period to period during the life of the debt. As a result, the notional value of the interest rate swap contract has been established at varying amounts throughout the life of the swap.

         CREDIT RISK - The Corporation is exposed to credit loss in the event of nonperformance by counterparties to its commodity price, foreign exchange and interest rate protection agreements. To minimize the risk of credit loss, the Corporation deals only with highly rated financial institutions and monitors the credit worthiness of these institutions on a routine basis. The Corporation does not anticipate nonperformance by any of these counterparties.

         The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate a value are as follows:

         Cash and cash equivalents -- the carrying amount is a reasonable estimate of the fair value because of the short maturity of those instruments.

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

         Financial hedge instruments -- the fair values of financial hedge instruments are based on quotes from brokers or calculations using market prices for those or similar instruments.

         Standby letters of credit and financial guarantees -- the fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The Corporation, including certain subsidiaries, have various guarantees and letters of credit totaling $89.2 million. There is no market for these guarantees or standby letters of credit and they were issued without explicit cost. Therefore, it is not practicable to establish their fair value.

         The carrying amounts and estimated fair values of the Corporation's financial instruments as of December 31, 1997, were as follows (in millions):

--------------------------------------------------------------------------------
                                                          Carrying      Fair
                                                           Amount       Value
                                                          --------     -------
Cash and short-term investments                            $157.9       157.9
Currency swap agreements - assets                               -         3.7
Investments and long-term receivables (including
 amounts due within one year) for which it is
 practicable to estimate fair value *                        51.4       186.5
Long-term debt (including amounts due
 within one year)                                           911.9       834.2
Interest rate swap agreements - assets                          -       (10.8)
Foreign currency exchange contracts - assets
 (liabilities)                                               (3.0)        0.2

-----------

     * The Corporation's largest cost basis investment is its minority interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. Phelps Dodge's interest in SPCC was reduced from 16.25 percent to 13.9 percent through an exchange offering of SPCC common shares consummated in 1996. Based on the New
          York Stock Exchange closing market price of those SPCC shares as of December 31, 1997, the estimated fair value of the Corporation's investment in SPCC is approximately $149 million. Phelps Dodge's ownership interest in SPCC is represented by its share of a class of SPCC common stock which is currently not registered for trading on any public exchange.

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

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally  competitive  cost  and  quality,  and  specialized  engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries; its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates; and until it was sold effective January 1, 1998, its wheel and rim operations through Accuride Corporation and its subsidiaries.

         The Corporation's total 1997 sales included exports of $89.3 million from U.S. operations to unaffiliated foreign customers, compared with $60.2 million in 1996 and $93.7 million in 1995. Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

         The following tables give a summary of financial data by business segment and geographic area for the years 1995 through 1997. Major unusual items during the three-year period included (i) a 1997 pre-tax provision of $40.5 million included in Phelps Dodge Mining Company's operating income for costs associated with a voluntary early-retirement program, environmental matters and other, (ii) a 1997 pre-tax provision of $5.4 million included in Corporate and Other's operating income for costs associated with environmental matters and a voluntary early-retirement program, (iii) a 1996 pre-tax provision of $10.0 million included in Phelps Dodge Mining Company's operating income resulting from a reclamation provision related to the Court-ordered rescission of a 1986 sale of property, and (iv) a 1995 pre-tax gain of $26.8 million included in Phelps Dodge Industries' operating income from the sale by its carbon black operations of a synthetic iron oxide facility. (See Note 3 to the Consolidated Financial Statements for a further discussion of these issues.)

FINANCIAL DATA BY BUSINESS SEGMENT
(In millions)

--------------------------------------------------------------------------------------------------------
                                                       Phelps Dodge Industries
                                       Phelps     ----------------------------------
                                       Dodge      Specialty  Wheels    Wire             Corporate
                                       Mining     Chemicals  & Rims   & Cable  Total     & Other   Total
                                       ------     ---------  ------   -------  -----     -------   -----
1997
 Sales and other operating revenues:
   Unaffiliated customers             $2,173.3      429.5     333.0    978.5  1,741.0         -   3,914.3

   Intersegment                          288.4          -         -      2.6      2.6         -     291.0

 Operating income (loss)                 457.2       74.3      48.7     81.9    204.9     (51.1)    611.0

 Identifiable assets at
  December 31                          3,083.4      502.8     356.7    896.8  1,756.3     125.5   4,965.2

 Depreciation, depletion and
  amortization                           172.4       37.2      20.7     51.4    109.3       2.0     283.7

 Capital outlays                         455.4       75.7      24.0    102.5    202.2       4.0     661.6

 Equity earnings                           4.5       (0.1)      2.7      4.6      7.2         -      11.7
---------------------------------------------------------------------------------------------------------
1996
 Sales and other operating revenues:
   Unaffiliated customers             $2,091.1      437.0     307.8    950.7  1,695.5         -   3,786.6

   Intersegment                          265.8          -         -      0.5      0.5         -     266.3

 Operating income (loss)                 526.6       79.8      41.4    104.6    225.8     (39.5)    712.9

 Identifiable assets at
  December 31                          2,938.2      476.0     285.4    802.9  1,564.3     313.9   4,816.4

 Depreciation, depletion and
  amortization                           150.7       34.3      20.1     42.8     97.2       1.6     249.5

 Capital outlays                         330.2       72.2       9.6     97.8    179.6       3.2     513.0

 Equity earnings                           6.9        0.1       0.1      3.4      3.6         -      10.5
---------------------------------------------------------------------------------------------------------
1995
 Sales and other operating
  revenues:
   Unaffiliated customers             $2,488.7      420.8     357.8    918.1  1,696.7         -   4,185.4

   Intersegment                          275.0          -         -      0.6      0.6         -     275.6

 Operating income (loss)                 896.8      103.9      45.6     93.8    243.3     (39.6)  1,100.5

 Identifiable assets at
  December 31                          2,839.2      424.0     299.5    632.0  1,355.5     451.2   4,645.9

 Depreciation, depletion and
  amortization                           134.0       33.2      21.1     33.9     88.2       1.3     223.5

 Capital outlays                         321.6       22.6       6.9     52.8     82.3       1.0     404.9

 Equity earnings                           4.5          -       0.3      1.7      2.0         -       6.5
---------------------------------------------------------------------------------------------------------

FINANCIAL DATA BY GEOGRAPHIC AREA
(In millions)

--------------------------------------------------------------------------------
                                                  1997         1996        1995
                                                  ----         ----        ----
SALES AND OTHER OPERATING REVENUES:
 Unaffiliated customers
  United States                                $2,870.9      2,773.5     3,072.6
  Latin America                                   464.8        414.6       537.3
  Other                                           578.6        598.5       575.5
                                               --------     --------    --------
                                               $3,914.3      3,786.6     4,185.4
                                               ========     ========    ========
 Intergeographic areas *
  United States                                $   26.4         11.9        13.1
  Latin America                                    --           14.9        23.7
  Other                                            39.7         43.5        47.9
                                               --------     --------    --------
                                               $   66.1         70.3        84.7
                                               ========     ========    ========
OPERATING INCOME:
 United States                                 $  483.5        544.9       810.4
 Latin America                                     75.7         64.5       196.8
 Other                                             51.8        103.5        93.3
                                               --------     --------    --------
                                               $  611.0        712.9     1,100.5
                                               ========     ========    ========
IDENTIFIABLE ASSETS AT DECEMBER 31:
 United States                                 $3,184.7      3,196.2     3,157.1
 Latin America                                  1,232.1      1,000.1       931.3
 Other                                            548.4        620.1       557.5
                                               --------     --------    --------
                                               $4,965.2      4,816.4     4,645.9
                                               ========     ========    ========

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

Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

         None.




                                    Part III

Items 10, 11, 12 and 13.
------------------------

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation" and "Other Matters" in Phelps Dodge Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 6, 1998 (the 1998 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 1998 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 1998.



                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)   1.    Financial Statements.

      2.    Financial Statement Schedule.

      3.    Exhibits:

      3.1 Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to Exhibit
            3.1 to the Corporation's 1992 Form 10-K (SEC File No. 1-82)) and Certificate of Amendment of such Restated Certificate of Incorporation, effective June 19, 1997 (incorporated by reference to
            Exhibit 3.1 to the Corporation's Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).

      3.2 By-Laws of the Corporation, as amended effective May 7, 1997 (incorporated by reference to Exhibit 3.2 to the Corporation's Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).

      4.1   Reference is made to Exhibits 3.1 and 3.2 above.

      4.2 Second Amended and Restated Credit Agreement, dated as of June 25, 1997, among the Corporation, several banks and other lending institutions, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 4.2 to the Corporation's Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).

      4.3 Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K and in the Corporation's Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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

      4.4 Form of Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation's Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos.
            333-36415  and  33-44380))  filed with the  Securities  and Exchange
            Commission  on  September  25, 1997  (incorporated  by  reference to
            Exhibit 4.3 to the Corporation's Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

      4.5 Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

      4.6 Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation's Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

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

      10.3 The Corporation's 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation's 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation's Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (SEC File No. 1-82). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation's 1994 Form 10-K (SEC File No. 1-82)).

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

      10.5 Deferred Compensation Plan for the Directors of the Corporation, amended and restated as of June 25, 1997, effective September 30, 1997 (incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).

      10.6 Amended and restated form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (SEC File No. 1-82).

      10.7 Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (SEC File No. 1-82).

      10.8 The Corporation's Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation's 1987 Form 10-K (SEC File No. 1-82)).

      10.9 The Corporation's Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (SEC File No. 1-82).

      10.10 The Corporation's Supplemental Savings Plan (which amends, restates, and replaces the supplemental savings provisions of the Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (SEC File No. 1-82).

      10.11 The Corporation's Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation's 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (SEC File No. 1-82).

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

Schedule VIII

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------

(In thousands)
                                           Additions
                                      ------------------
                         Balance at   Charged to                        Balance
                         beginning    costs and              Deduc-     at end
                         of period    expenses     Other     tions     of period
                         ---------    --------     -----     -----     ---------

Reserve deducted in
 balance sheet from
 the asset to which
 applicable:
Accounts Receivable:

 December 31, 1997        $14,200       1,500      (600)     1,300      13,800

 December 31, 1996         12,000       4,300      (200)     1,900      14,200

 December 31, 1995         11,800       2,000      (800)     1,000      12,000



Supplies:

 December 31, 1997        $ 8,900         600       200      1,000       8,700

 December 31, 1996         10,500       1,300       100      3,000       8,900

 December 31, 1995         14,000         600       200      4,300      10,500

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PHELPS DODGE CORPORATION
                                                      (Registrant)

March 17, 1998                                  By:  Thomas M. St. Clair
                                                     --------------------
                                                     Thomas M. St. Clair
                                                     Senior Vice President
                                                     and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        Chairman of the Board,
                        Chief Executive Officer
                        and Director
Douglas C. Yearley      (Principal Executive Officer)           March 17, 1998
-------------------
Douglas C. Yearley

                        Senior Vice President
                        and Chief Financial Officer
Thomas M. St. Clair     (Principal Financial Officer)           March 17, 1998
-------------------
Thomas M. St. Clair

                        Vice President and Controller
Gregory W. Stevens      (Principal Accounting Officer)          March 17, 1998
-------------------
Gregory W. Stevens

Robert N. Burt, Paul W. Douglas, William A. Franke,  )
Paul Hazen, Manuel J. Iraola, Marie L. Knowles,      )
Robert D. Krebs, Southwood J. Morcott,               )         March 17, 1998
Gordon R. Parker, J. Steven Whisler, Directors       )

By:   Thomas M. St. Clair
      -------------------
      Thomas M. St. Clair
      Attorney-in-fact