Form 10-Q
period 1998-03-31
PHELPS DODGE CORP
filed 1998-05-14
CIK 78066

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


                      For the quarter ended March 31, 1998

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

Number of Common Shares outstanding at May 12, 1998:  58,671,000 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



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

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                               First Quarter
                                                             ----------------
                                                             1998        1997
                                                             ----        ----
SALES AND OTHER OPERATING REVENUES                         $  798.3     1,021.7
                                                           --------    --------
OPERATING COSTS AND EXPENSES
   Cost of products sold                                      590.4       695.9
   Depreciation, depletion and amortization                    73.5        68.9
   Selling and general administrative expense                  33.8        33.7
   Exploration and research expense                            12.9        17.2
   Gain on asset disposition                                 (186.2)       --
                                                           --------    --------
                                                              524.4       815.7
                                                           --------    --------
OPERATING INCOME                                              273.9       206.0
   Interest expense                                           (21.7)      (16.4)
   Capitalized interest                                         0.5         2.5
   Miscellaneous income and expense, net                        6.3         9.9
                                                           --------    --------
INCOME BEFORE TAXES, MINORITY INTERESTS AND
 EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES               259.0       202.0
   Provision for taxes on income                              (93.9)      (64.6)
   Minority interests in consolidated
    subsidiaries                                               (2.4)       (2.3)
   Equity in net earnings of affiliated
    companies                                                   1.0         2.4
                                                           --------    --------
NET INCOME                                                 $  163.7       137.5
                                                           ========    ========
BASIC EARNINGS PER SHARE                                   $   2.80        2.14
                                                           ========    ========
DILUTED EARNINGS PER SHARE                                 $   2.79        2.13
                                                           ========    ========
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                   58.4        64.2

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                 58.7        64.6

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)

                                                              First Quarter
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
SALES AND OTHER OPERATING REVENUES
   Phelps Dodge Mining Company                            $  441.2        590.3
   Phelps Dodge Industries                                   357.1        431.4
                                                          --------     --------
                                                          $  798.3      1,021.7
                                                          ========     ========
OPERATING INCOME (LOSS)
   Phelps Dodge Mining Company                            $   54.6        171.8
   Phelps Dodge Industries (see Note 4)                      231.2         45.3
   Corporate and other                                       (11.9)       (11.1)
                                                          --------     --------
                                                          $  273.9        206.0
                                                          ========     ========

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                        March 31,   December 31,
                                                          1998          1997
                                                          ----          ----
ASSETS
  Cash and cash equivalents                             $  392.9        157.9
  Accounts receivable, net                                 411.1        420.5
  Inventories                                              279.5        297.8
  Supplies                                                 114.7        115.1
  Prepaid expenses                                          12.5          7.8
  Deferred income taxes                                     51.3         52.0
                                                        --------     --------
     Current assets                                      1,262.0      1,051.1
  Investments and long-term accounts receivable            105.0        131.8
  Property, plant and equipment, net                     3,530.4      3,445.1
  Other assets and deferred charges                        244.5        337.2
                                                        --------     --------
                                                        $5,141.9      4,965.2
                                                        ========     ========

LIABILITIES
  Short-term debt                                       $   86.2         91.4
  Current portion of long-term debt                         63.9         54.8
  Accounts payable and accrued expenses                    476.7        553.2
  Income taxes                                              78.7          1.7
                                                        --------     --------
     Current liabilities                                   705.5        701.1
  Long-term debt                                           846.0        857.1
  Deferred income taxes                                    492.9        439.2
  Other liabilities and deferred credits                   328.6        344.1
                                                        --------     --------
                                                         2,373.0      2,341.5
                                                        --------     --------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES            117.6        113.3
                                                        --------     --------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 58.7 outstanding
   (12/31/97 - 58.6)                                       366.7        366.5
  Capital in excess of par value                             1.2         --
  Retained earnings                                       2435.1      2,301.0
  Accumulated other comprehensive income (loss)           (142.5)      (146.9)
  Other                                                     (9.2)       (10.2)
                                                        --------     --------
                                                         2,651.3      2,510.4
                                                        --------     --------
                                                        $5,141.9      4,965.2
                                                        ========     ========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                 Three months
                                                                     ended
                                                                   March 31,
                                                                --------------
                                                                1998      1997
                                                                ----      ----
OPERATING ACTIVITIES
 Net income                                                    $163.7     137.5
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                      73.5      68.9
   Deferred income taxes                                         12.5      18.2
   Equity earnings net of dividends received                     (1.0)     (2.0)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                  (48.3)    (37.4)
    (Increase) decrease in inventories                           (7.0)     (6.1)
    (Increase) decrease in supplies                              (3.5)     (2.6)
    (Increase) decrease in prepaid expenses                      (5.0)    (14.0)
    (Increase) decrease in deferred income taxes                  0.8      (0.1)
    Increase (decrease) in interest payable                      13.6       3.6
    Increase (decrease) in other accounts
     payable                                                    (43.3)     15.2
    Increase (decrease) in income taxes                          78.4      41.5
    Increase (decrease) in other accrued
     expenses                                                     8.3      (0.6)
   Gain on asset disposition                                   (186.2)     --
   Other adjustments, net                                       (11.0)      1.3
                                                               ------    ------
     Net cash provided by operating activities                   45.5     223.4
                                                               ------    ------
INVESTING ACTIVITIES
 Capital outlays                                                (99.6)   (122.7)
 Capitalized interest                                            (0.5)     (2.5)
 Investment in subsidiaries                                    (116.0)      0.3
 Proceeds from asset dispositions and other                     440.5       1.1
                                                               ------    ------
     Net cash provided by (used in)
      investing activities                                      224.4    (123.8)
                                                               ------    ------
FINANCING ACTIVITIES
 Increase in debt                                                12.6      --
 Payment of debt                                                (19.0)    (11.6)
 Common dividends                                               (29.6)    (32.3)
 Purchase of common shares                                       --      (109.3)
 Other, net                                                       1.1       5.5
                                                               ------    ------
 Net cash used in financing activities                          (34.9)   (147.7)
                                                               ------    ------
 INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   235.0     (48.1)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                            157.9     470.1
                                                               ------    ------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                     $392.9     422.0
                                                               ======    ======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)

                           Common  Shares                                  Accumulated
                        -------------------                                  Other
                         Number                Capital in                 Comprehensive                  Common
                           of       At Par     Excess of      Retained       Income                   Shareholders'
                         shares     Value      Par Value      Earnings       (Loss)        Other         Equity
                        --------   --------   ------------    --------    ------------    --------    ------------
BALANCE AT
 DECEMBER 31, 1997          58.6   $  366.5   $         --    $2,301.0    $     (146.9)   $  (10.2)   $    2,510.4
  Stock options
   exercised                 0.1        0.2            1.5                                                     1.7
  Restricted shares
   issued, net                --         --           (0.5)                                    1.0             0.5
  Other investment
   adjustments                                         0.2                                                     0.2
  Dividends on common
   shares                                                        (29.6)                                      (29.6)
  Comprehensive
   income:
     Net income                                                  163.7                                       163.7
     Other
      comprehensive
      income, net of
      tax:
       Translation
        adjustment                                                                 4.3                         4.3
       Unrealized
        gains on
        securities                                                                 0.1                         0.1
                                                                          ------------                ------------
       Other
        comprehensive
        income                                                                     4.4                         4.4
                                                                          ------------                ------------
     Comprehensive
      income                                                                                                 168.1
                        --------   --------   ------------    --------    ------------    --------    ------------
BALANCE AT
 MARCH 31, 1998             58.7   $  366.7   $        1.2    $2,435.1    $     (142.5)   $   (9.2)   $    2,651.3
                        ========   ========   ============    ========    ============    ========    ============

See Notes to Consolidated Financial Information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1997. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. The Corporation currently has no such copper price protection contracts in place.

4. Effective January 1, 1998, the Corporation sold Accuride Corporation and its subsidiaries, its wheel and rim manufacturing business, to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. The Corporation retained a 10 percent interest in Accuride. Under the terms of the sales agreement, the Corporation received proceeds of $453.2 million from KKR resulting in a pre-tax gain of approximately $186.2 million ($122.9 million after taxes, or $2.09 per common share).

5. On February 3, 1998, the Corporation acquired the stock of Cobre Mining Company Inc. (Cobre) for $113.3 million including acquisition costs. The Corporation also assumed Cobre's outstanding debt of $14.8 million. The acquisition was at a price of $3.85 per common share for substantially all of Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land located in southwestern New Mexico adjacent to the Corporation's Chino operations.

6. In the 1998 first quarter, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Corporation has presented the required information in the Consolidated Statement of Common Shareholders' Equity. SFAS No. 130 has no effect on the Corporation's results of operations, financial position, capital resources or liquidity.

7. On March 4, 1998, and April 3, 1998, respectively, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." These statements become effective for fiscal periods beginning after December 15, 1998. The Corporation will adopt both SOPs in 1999. The Corporation does not expect either SOP to have a material effect on its results of operations or financial position.


REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by Price Waterhouse LLP (Price Waterhouse), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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



April 13, 1998



To the Board of Directors and Shareholders of the Phelps Dodge Corporation


We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 1998, and the consolidated statements of income, of cash flows and of common shareholders' equity for the three-month periods ended March 31, 1998 and 1997. This financial information is the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial information referred to above for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated January 15, 1998, except as to Note 2, which is as of February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Price Waterhouse LLP
Phoenix, Arizona
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated earnings for the 1998 first quarter of $40.8 million, or 70 cents per common share, before a non-recurring, after-tax gain of $122.9 million, or $2.09 per common share, from the sale of Accuride Corporation, Phelps Dodge's wheel and rim business. Net income after the non-recurring gain was $163.7 million, or $2.79 per common share. Net income for the 1997 first quarter was $137.5 million, or $2.13 per common share.

         Earnings before non-recurring items were less in the 1998 first quarter than in the corresponding 1997 period principally as a result of lower average copper prices. The average spot price per pound of cathode copper on the New York Commodity Exchange (COMEX) was approximately 34 cents per pound, or 31 percent, lower in the first quarter of 1998 than the average price in the corresponding 1997 period. The effect of this price decrease was offset in part by an insurance claim recovery of $11.5 million before taxes ($6.7 million, or 11 cents per share, after taxes), increased volumes of copper sold from mine production and decreased copper production costs.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price, averaged 77 cents in the 1998 first quarter, compared with $1.11 in the corresponding 1997 period. From April 1 to May 12, 1998, the COMEX price averaged 81 cents per pound, closing at 79 cents on May 12, 1998.

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

         Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. The Corporation currently has no such copper price protection contracts in place.

         Sales were $798.3 million in the 1998 first quarter, compared with $1,021.7 million in the corresponding 1997 period. This decrease principally resulted from lower average copper prices and the absence of Accuride Corporation, partially offset by higher sales volumes of copper, carbon black, and wire and cable products.


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

================================================================================

                                                                First Quarter
                                                                -------------
                                                                1998      1997
                                                                ----      ----
Copper production (short tons):
  Total production                                            263,800   235,300
  Less minority participants' shares *                         44,800    40,700
                                                              -------   -------
  Net Phelps Dodge share                                      219,000   194,600
                                                              =======   =======
Copper sales (short tons):
  Net Phelps Dodge share from own mines                       215,300   192,800
  Purchased copper                                             79,900    73,100
                                                              -------   -------
  Total copper sales                                          295,200   265,900
                                                              =======   =======
New York Commodity Exchange
  average spot price per
  pound - copper cathodes                                     $  0.77      1.11

                                                                 (in millions)

Sales and other operating revenues                            $ 441.2     590.3
Operating income                                              $  54.6     171.8

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

================================================================================

         Phelps Dodge Mining Company's sales and other operating revenues decreased by $149.1 million, or 25 percent, in the 1998 first quarter compared with the corresponding 1997 period. This variance primarily reflected decreased average selling prices for copper in the 1998 first quarter that resulted in revenue reductions of approximately $180 million. Partially offsetting that price variance was a 29,300 ton, or 11 percent, increase in the volume of copper sold in the 1998 first quarter. This sales volume increase principally was due to greater availability of Phelps Dodge mined copper resulting from production increases at the Candelaria mine in Chile, the February 1998 acquisition of Cobre Mining Company Inc. (Cobre) (see Note 5 to the Consolidated Financial Information), and increased amounts of copper purchased for resale.

         Phelps Dodge Mining Company reported operating income of $54.6 million in the 1998 first quarter, compared with $171.8 million in the corresponding 1997 period. This decrease primarily reflected the lower average copper prices, partially offset by the higher volumes of copper sold from mine production and also decreases in copper production costs. Copper sold from mine production increased by 22,500 tons, or 12 percent, over first quarter 1997 production. The production increase was primarily due to the expansion of the Candelaria mine completed in the 1997 fourth quarter, and the acquisition of Cobre. Lower 1998 copper production costs were primarily due to the effect of the Candelaria mine expansion, but also reflected a portion of an insurance claim recovery related to 1993 flood damage at the Morenci, Arizona, operation.

         On May 1, 1998, the Corporation announced a proposal to revise the mining plan at its Chino Mines Company (Chino) in New Mexico. The revised mine plan would reduce Chino's total mine production from 430,000 short tons of material per day to 300,000 short tons per day, and result in the layoff of nine salaried and 85 hourly (union and non-union) employees. The proposal would curtail production of copper cathode at Chino by more than 100 million pounds over a three-year period.

         The Kafue Consortium, of which Phelps Dodge is a part, submitted a bid in 1997 to acquire the Nkana and Nchanga division of Zambia Consolidated Copper Mines Limited under the Zambian privatization program. On April 2, 1998, Zambia Consolidated Copper Mines Limited rejected that bid. Since that time, discussions between the two parties have continued.

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of May 12, 1998, employees who were covered by the agreements have continued to work without a contract.



RESULTS OF PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally  competitive  cost  and  quality,  and  specialized  engineering capabilities. This business segment includes the Corporation's specialty chemicals operations through Columbian Chemicals Company and its subsidiaries; its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates; and, until its sale, effective January 1, 1998, its wheel and rim operations through Accuride Corporation and its subsidiaries.

================================================================================

                                                                 First Quarter
                                                                ---------------
                                                                1998       1997
                                                                ----       ----
                                                                 (in millions)
Sales and other operating revenues:
  Specialty chemicals                                          $113.3      108.7
  Wheels and rims *                                              --         81.5
  Wire and cable                                                243.8      241.2
                                                               ------     ------
                                                               $357.1      431.4
                                                               ======     ======
Operating income:
  Specialty chemicals                                          $ 21.3       17.2
  Wheels and rims *                                             186.2        6.1
  Wire and cable                                                 23.7       22.0
                                                               ------     ------
                                                               $231.2       45.3
                                                               ======     ======

* Accuride Corporation, the Corporation's wheel and rim business was sold effective January 1, 1998, resulting in a pre-tax gain of $186.2 million (see
Note 4 to the Consolidated Financial Information).

================================================================================

         Phelps Dodge Industries' reported sales of $357.1 million in the first quarter of 1998, compared with $431.4 million in the corresponding 1997 period. The decrease principally reflected the effect of the sale of Accuride, which contributed sales of $81.5 million in the 1997 first quarter.

         Phelps Dodge Industries reported 1998 first quarter operating income of $45.0 million before a $186.2 million pre-tax gain from the sale of Accuride, compared with $45.3 million in the corresponding 1997 period. The 1998 first quarter operating income approximated the 1997 operating income, despite the absence of Accuride, principally due to higher sales volumes and lower feedstock costs in the specialty chemicals business, and higher sales volumes in the wire and cable business. The new 60 percent owned wire and cable joint venture in Brazil, which was acquired at the end of 1997, contributed to the 1998 first quarter performance of Phelps Dodge Industries.

         At the end of March of this year, commercial production commenced at the Corporation's new $42 million magnet wire facility, Phelps Dodge Magnet Wire de Mexico, located in Monterrey, Mexico. The 20,000 square-meter facility uses state-of-the-art technology and has the capacity to produce 38,000 metric tons of magnet wire annually, the insulated conductor used in most electrical systems.

         The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of May 12, 1998, employees who were covered by the agreement have continued to work without a contract.


OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED INCOME

         The Corporation's 1998 first quarter exploration and research expense was $12.9 million, a decrease of 25 percent from that in the 1997 first quarter. The decrease principally was a result of the closure of the U.S. exploration offices during the 1997 fourth quarter.

         Miscellaneous income and expense, net, decreased by $3.6 million, or 36 percent, in the 1998 first quarter compared with the corresponding 1997 period. This change principally reflected currency exchange losses and lower dividend income from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation, an effect of the lower average copper prices. The decrease was partially offset by an increase in interest income from increased short-term investments.


CHANGES IN FINANCIAL CONDITION

         Capital expenditures and investments during the 1998 first quarter were $188.2 million for Phelps Dodge Mining Company, including $113.3 million for the acquisition of the stock of Cobre. Capital expenditures and investments were $24.9 million for Phelps Dodge Industries. Capital expenditures and investments in the corresponding 1997 period were $94.5 million for Phelps Dodge Mining Company and $27.4 million for Phelps Dodge Industries. The Corporation expects capital expenditures and investments for the year 1998 to be approximately $350 million for Phelps Dodge Mining Company and approximately $125 million for Phelps Dodge Industries.

         At March 31, 1998, the Corporation's total debt was $996.1 million, compared with $1,003.3 million at year-end 1997. The Corporation's ratio of debt to total capitalization was 26.5 percent at March 31, 1998, compared with 27.7 percent at December 31, 1997.

         On March 10, 1998, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1998 first quarter; the total amount paid was $29.6 million. On May 6, 1998, the Board of Directors declared a 1998 second quarter regular dividend of 50 cents per common share. The dividend is to be paid on June 10, 1998, to shareholders of record at the close of business on May 20, 1998.

         This year through May 12, the Corporation has not purchased any of its shares under its May 7, 1997, share purchase authorization. Under that program, 2,394,000 shares remain authorized for purchase. There were 58,661,000 common shares outstanding at March 31, 1998.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

     (b) The Corporation filed a Current Report on Form 8-K on February 6, 1998, with respect to the issuance of a new Shareholder Rights Agreement to the stockholders of record on February 24, 1998.

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




                                              PHELPS DODGE CORPORATION
                                              ------------------------
                                             (Corporation or Registrant)




Date:   May 13, 1998                          By: Gregory W. Stevens
                                                  ------------------
                                                  Gregory W. Stevens
                                            Vice President and Controller
                                            (Principal Accounting Officer)


                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                Index to Exhibits



12   Computation of ratios of total debt to total capitalization.



15 Letter from Price Waterhouse LLP with respect to unaudited interim financial information.