Form 10-Q
period 1998-06-30
PHELPS DODGE CORP
filed 1998-08-12
CIK 78066

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




                       For the quarter ended June 30, 1998

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

Number of Common Shares outstanding at August 7, 1998:  58,674,000 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1998


                                TABLE OF CONTENTS

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

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                                First Six
                                       Second Quarter             Months
                                       --------------          -------------
                                      1998        1997        1998       1997
                                      ----        ----        ----       ----
SALES AND OTHER OPERATING
 REVENUES                           $   794.4     1,065.0     1,592.7     2,086.7
                                    ---------     -------     -------     -------

OPERATING COSTS AND EXPENSES
   Cost of products sold                605.7       742.9     1,196.1     1,438.8
   Depreciation, depletion
    and amortization                     71.0        69.7       144.5       138.6
   Selling and general
    administrative expense               30.4        35.2        64.2        68.9
   Exploration and research
    expense                              13.4        26.5        26.3        43.7
   (Gain) loss on asset
    dispositions (see Note 4)             0.1        --        (186.1)       --
                                    ---------     -------     -------     -------
                                        720.6       874.3     1,245.0     1,690.0
                                    ---------     -------     -------     -------
OPERATING INCOME                         73.8       190.7       347.7       396.7
   Interest expense                     (22.9)      (16.4)      (44.6)      (32.8)
   Capitalized interest                   0.7         3.7         1.2         6.2
   Miscellaneous income and
    expense, net                         16.0        15.0        22.3        24.9
                                    ---------     -------     -------     -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                               67.6       193.0       326.6       395.0
   Provision for taxes on
    income                              (25.6)      (57.8)     (119.5)     (122.4)
   Minority interests in
    consolidated subsidiaries            (1.4)       (2.8)       (3.8)       (5.1)
   Equity in net earnings
    (losses) of affiliated               (0.2)        2.4         0.8         4.8
     companies
                                    ---------     -------     -------     -------
NET INCOME                          $    40.4       134.8       204.1       272.3
                                    =========     =======     =======     =======

BASIC EARNINGS PER SHARE            $    0.69        2.18        3.49        4.32
                                    =========     =======     =======     =======

DILUTED EARNINGS PER SHARE          $    0.69        2.16        3.48        4.29
                                    =========     =======     =======     =======
AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC                     58.5        61.7        58.4        63.0

AVERAGE NUMBER OF SHARES
 OUTSTANDING - DILUTED                   58.7        62.3        58.7        63.5

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)

                                                                First Six
                                       Second Quarter             Months
                                       --------------          -------------
                                      1998        1997        1998       1997
                                      ----        ----        ----       ----
SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                         $   440.4       603.8       881.6     1,194.1
   Phelps Dodge Industries              354.0       461.2       711.1       892.6
                                    ---------     -------     -------     -------
                                    $   794.4     1,065.0     1,592.7     2,086.7
                                    =========     =======     =======     =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining
    Company                         $    34.9       142.4        89.5       314.2
   Phelps Dodge Industries
    (see Note 4)                         46.1        59.9       277.3       105.2
   Corporate and other                   (7.2)      (11.6)      (19.1)      (22.7)
                                    ---------     -------     -------     -------
                                    $    73.8       190.7       347.7       396.7
                                    =========     =======     =======     =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                      June 30,         Dec. 31,
                                                        1998             1997
                                                        ----             ----
ASSETS
  Cash and cash equivalents                          $   336.0         157.9
  Accounts receivable, net                               391.5         420.5
  Inventories                                            287.9         297.8
  Supplies                                               114.7         115.1
  Prepaid expenses                                        12.8           7.8
  Deferred income taxes                                   49.5          52.0
                                                     ---------       -------
     Current assets                                    1,192.4       1,051.1
  Investments and long-term
   accounts receivable                                    99.2         131.8
  Property, plant and equipment, net                   3,515.6       3,445.1
  Other assets and deferred charges                      253.8         337.2
                                                     ---------       -------
                                                     $ 5,061.0       4,965.2
                                                     =========       =======
LIABILITIES
  Short-term debt                                    $    87.8          91.4
  Current portion of long-term debt                       65.2          54.8
  Accounts payable and accrued expenses                  445.3         553.2
  Dividends payable (see Note 9)                          29.3          --
  Accrued income taxes                                    49.2           1.7
                                                     ---------       -------
     Current liabilities                                 676.8         701.1
  Long-term debt                                         831.7         857.1
  Deferred income taxes                                  499.1         439.2
  Other liabilities and deferred credits                 336.4         344.1
                                                     ---------       -------
                                                       2,344.0       2,341.5
                                                     ---------       -------
MINORITY INTERESTS IN CONSOLIDATED
 SUBSIDIARIES                                             95.6         113.3
                                                     ---------       -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 58.7 outstanding
   (12/31/97 - 58.6)                                     366.7         366.5
  Capital in excess of par value                           2.3          --
  Retained earnings                                    2,416.8       2,301.0
  Accumulated other comprehensive
   income (loss)                                        (155.7)       (146.9)
  Other                                                   (8.7)        (10.2)
                                                     ---------       -------
                                                       2,621.4       2,510.4
                                                     ---------       -------
                                                     $ 5,061.0       4,965.2
                                                     =========       =======

See Notes to Consolidated Financial Information.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                               Six months
                                                                 ended
                                                                June 30,
                                                             -------------
                                                          1998           1997
                                                          ----           ----
OPERATING ACTIVITIES
 Net income                                              $  204.1        272.3
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and
    amortization                                            144.5        138.6
   Deferred income taxes                                     21.6         35.5
   Equity earnings net of dividends
    received                                                  0.4         (1.9)
   Changes in current assets and
    liabilities:
     (Increase) decrease in accounts receivable             (32.0)       (29.8)
     (Increase) decrease in inventories                     (17.8)       (18.5)
     (Increase) decrease in supplies                         (4.1)         1.3
     (Increase) decrease in prepaid expenses                 (5.9)       (11.4)
     (Increase) decrease in deferred income taxes             1.1          1.0
     Increase (decrease) in interest payable                  3.2          2.0
     Increase (decrease) in other accounts payable          (50.6)        (8.4)
     Increase (decrease) in accrued income taxes             48.8          1.9
     Increase (decrease) in other accrued expenses           (4.9)        (6.1)
   Gain on asset disposition (see Note 4)                  (186.1)        --
   Other adjustments, net                                   (13.1)        (1.3)
                                                         --------       ------
     Net cash provided by operating activities              109.2        375.2
                                                         --------       ------
INVESTING ACTIVITIES
 Capital outlays                                           (179.8)      (281.9)
 Capitalized interest                                        (1.2)        (6.2)
 Investment in subsidiaries                                (129.6)       (33.7)
 Proceeds from asset dispositions
  and other (see Note 4)                                    452.0         (1.3)
                                                         --------       ------
     Net cash provided by (used in)
      investing activities                                  141.4       (323.1)
                                                         --------       ------
FINANCING ACTIVITIES
 Increase in debt                                            19.1        214.3
 Payment of debt                                            (33.9)       (24.3)
 Common dividends                                           (58.9)       (63.2)
 Purchase of common shares                                   --         (306.6)
 Other, net                                                   1.2          9.7
                                                         --------       ------
     Net cash used in financing activities                  (72.5)      (170.1)
                                                         --------       ------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                           178.1       (118.0)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  157.9        470.1
                                                         --------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  336.0        352.1
                                                         ========        =====

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)

                       Common Shares                               Accumulated
                      ---------------                                 Other
                      Number             Capital in               Comprehensive            Common
                        of      At Par   Excess of    Retained       Income             Shareholders'
                      shares    Value    Par Value    Earnings       (Loss)      Other     Equity
                      ------    -----     --------    --------       ------      -----     ------
BALANCE AT
 DECEMBER 31, 1997     58.6     $366.5     $ --       $2,301.0      $(146.9)    $(10.2)   $ 2,510.4
  Stock options
   exercised            0.1        0.2      1.8                                                 2.0
  Restricted shares
   issued, net           --         --     (0.4)                                   1.5          1.1
  Other investment
   adjustments                              0.9                                                 0.9
  Dividends on common
   shares                                                (88.3)                               (88.3)
  Comprehensive
   income:
     Net income                                          204.1                                204.1
     Other
      comprehensive
      income, net of
      tax:
       Translation
        adjustment                                                     (8.9)                   (8.9)
       Unrealized
        gains on
        securities                                                      0.1                     0.1
                                                                    -------                --------
       Other
        comprehensive
        income                                                         (8.8)                   (8.8)
                                                                    -------                --------
     Comprehensive
      income                                                                                  195.3
                       ----     ------     ----       --------      -------     ------     --------
BALANCE AT
JUNE 30, 1998          58.7     $366.7     $2.3       $2,416.8      $(155.7)    $ (8.7)    $2,621.4
                       ====     ======     ====       ========      =======     ======     ========

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

2. The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. The Corporation currently has no such copper price protection contracts in place.

4. Effective January 1, 1998, the Corporation sold Accuride Corporation and related subsidiaries, its wheel and rim manufacturing business, to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. The Corporation retained a 10 percent interest in Accuride. Under the terms of the sales agreement, the Corporation received proceeds of $453.2 million from KKR resulting in a pre-tax gain of approximately $186.1 million ($122.8 million after taxes, or $2.09 per common share).

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

8. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

         This Statement is effective for fiscal years beginning after June 15, 1999. Phelps Dodge plans to adopt SFAS No. 133 effective January 1, 2000. The Corporation is evaluating the effect this Statement will have on its financial reporting and disclosures.

9. On June 24, 1998, the Corporation's board of directors declared a regular quarterly dividend of 50 cents per common share for the 1998 third quarter. This dividend is to be paid on September 10, 1998, to common shareholders of record at the close of business on August 20, 1998. This has resulted in an outstanding dividends payable balance of $29.3 million as of June 30, 1998.

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP
(PwC), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PwC's report is included in this quarterly report.

         PwC does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

<AUDIT-REPORT>
                           PRICEWATERHOUSECOOPERS LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS


July 13, 1998


To the Board of Directors and Shareholders of the Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 1998, and the consolidated statements of income, of cash flows and of common shareholders' equity for the three-month and six-month periods ended June 30, 1998 and 1997. This financial information is the responsibility of the Corporation's management.

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


PricewaterhouseCoopers LLP
Phoenix, Arizona
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated net income of $40.4 million, or 69 cents per common share, in the second quarter of 1998, compared with $134.8 million, or $2.16 per common share, in the 1997 second quarter. Earnings for the six months ended June 30, 1998, were $81.3 million, or $1.39 per common share, before a non-recurring, after-tax gain of $122.8 million, or $2.09 per common share, from the January 1998, sale of Accuride Corporation, Phelps Dodge's wheel and rim business. Net income after the non-recurring gain for the six months ended June 30, 1998, was $204.1 million, or $3.48 per common share, compared with $272.3 million, or $4.29 per common share, in the corresponding 1997 period.

         Earnings before non-recurring items were less in the 1998 second quarter and the six-month period ended June 30, 1998, than in the corresponding 1997 periods principally as a result of lower average copper prices. The average spot price per pound of cathode copper on the New York Commodity Exchange
(COMEX) was approximately 36 cents per pound (32 percent) lower in the second quarter of 1998 than the second quarter of 1997, and 35 cents per pound (31 percent) lower than the average price in the first half of 1997. The effect of this price decrease was mitigated by increased volumes of copper sold from mine production, decreased copper production costs, and improved results at the Corporation's carbon black and wire and cable businesses.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price for a majority of its production, averaged 78 cents in both the second quarter and first six months of 1998, compared with $1.14 and $1.13 in the corresponding 1997 periods. From July 1 to August 7, 1998, the COMEX price averaged 75 cents per pound, closing at 74 cents on August 7, 1998.

         Any material change in the price the Corporation receives for copper, or in its unit production costs, has a significant effect on the Corporation's results. The Corporation's present share of annual production is approximately
1.8 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price received by the Corporation, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $18 million.

         Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. The Corporation currently has no such copper price protection contracts in place.

         Sales were $794.4 million in the 1998 second quarter and $1,592.7 million in the first six months of 1998, compared with $1,065.0 million and $2,086.7 million in the corresponding 1997 periods. The 1998 decreases principally resulted from lower average copper prices and the absence of Accuride Corporation, partially offset by higher sales volumes of copper and carbon black.

RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or in concentrates, and as rod to the Phelps Dodge Industries segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis. Phelps Dodge Mining Company also produces gold, silver, molybdenum and copper chemicals, principally as by-products, and sulfuric acid from its air quality control facilities. This segment also includes the Corporation's other mining operations and investments (including fluorspar, silver, lead and zinc operations) and its worldwide mineral exploration and development programs.

================================================================================

                                                                        First Six
                                                   Second Quarter         Months
                                                   --------------      --------------
                                                   1998      1997      1998      1997
                                                   ----      ----      ----      ----
Copper production (short tons):
  Total production                                263,100   241,400   526,900   476,700
  Less minority participants'
   shares *                                        44,500    41,900    89,300    82,600
                                                  -------   -------   -------   -------
  Net Phelps Dodge share                          218,600   199,500   437,600   394,100
                                                  =======   =======   =======   =======
Copper sales (short tons):
  Net Phelps Dodge share from
   own mines                                      214,800   189,700   430,100   382,500
  Purchased copper                                 79,100    83,100   159,000   156,200
                                                  -------   -------   -------   -------
  Total copper sales                              293,900   272,800   589,100   538,700
                                                  =======   =======   =======   =======
New York Commodity Exchange
  average spot price per
  pound - copper cathodes                         $  0.78      1.14      0.78      1.13

                                                               (in millions)
Sales and other operating
 revenues                                         $ 440.4     603.8     881.6   1,194.1

Operating income                                  $  34.9     142.4      89.5     314.2

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

================================================================================

         Phelps Dodge Mining Company's sales and other operating revenues decreased by $163.4 million, or 27 percent, in the 1998 second quarter and by $312.5 million, or 26 percent, in the first six months of 1998 compared with the corresponding 1997 periods. These variances primarily reflected decreased average selling prices for copper that resulted in revenue reductions of approximately $196 million and $377 million, respectively. Partially offsetting that price variance was a 21,100 ton, or 8 percent, increase in the volume of copper sold in the 1998 second quarter and a 50,400 ton, or 9 percent increase in the volume of copper sold for the first six months. These sales volume increases principally were due to greater availability of Phelps Dodge mined copper resulting from production increases at the Candelaria mine in Chile and the February 1998 acquisition of Cobre Mining Company Inc. (Cobre) (see Note 5 to the Consolidated Financial Information).

         Phelps Dodge Mining Company reported operating income of $34.9 million in the 1998 second quarter, compared with $142.4 million in the corresponding 1997 period. For the six-month period ended June 30, 1998, Phelps Dodge Mining Company contributed operating income of $89.5 million, compared with $314.2 million in the corresponding 1997 period. These decreases primarily reflected the lower average copper prices, partially offset by the higher volumes of copper sold from mine production and lower copper production costs. Copper sold from mine production increased by 25,100 tons, or 13 percent, over second quarter 1997 production and by 47,600 tons, or 12 percent, over production in the first six months of 1997. Lower 1998 copper production costs were primarily due to the effect of the Candelaria mine expansion. The comparison for the six-month period also reflected a first quarter insurance claim recovery that added $11.5 million to Phelps Dodge Mining Company's operating income ($6.7 million or 11 cents per share, after taxes) in the first half of 1998.

         On May 29, 1998, the Corporation announced that it had withdrawn as a member of the Kafue Consortium. The Consortium had been negotiating with the Government of the Republic of Zambia on the purchase of a 94 percent interest in the Nkana and Nchanga Divisions of the Zambia Consolidated Copper Mines Limited.

         The collective bargaining agreements covering approximately 625 employees at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of August 7, 1998, employees who were covered by the agreements have continued to work without a contract.

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

================================================================================

                                                                  First Six
                                            Second Quarter         Months
                                            --------------      -------------
                                            1998       1997     1998     1997
                                            ----       ----     ----     ----
                                                       (in millions)
Sales and other operating revenues:
  Specialty chemicals                     $  109.0     106.4    222.3    215.1
  Wheels and rims *                           --        87.1     --      168.6
  Wire and cable                             245.0     267.7    488.8    508.9
                                          --------     -----    -----    -----
                                          $  354.0     461.2    711.1    892.6
                                          ========     =====    =====    =====

Operating income:
  Specialty chemicals                     $   21.8      18.6     43.1     35.8
  Wheels and rims *                           (0.1)     13.7    186.1     19.8
  Wire and cable                              24.4      27.6     48.1     49.6
                                          --------     -----    -----    -----
                                          $   46.1      59.9    277.3    105.2
                                          ========     =====    =====    =====

-------------------------

* Accuride Corporation, the Corporation's wheel and rim business, was sold effective January 1, 1998, resulting in a pre-tax gain of $186.1 million (see Note 4 to the Consolidated Financial Information).

======================================================================

         Phelps Dodge Industries' reported sales of $354.0 million in the second quarter and $711.1 million for the first six months of 1998, compared with $461.2 million and $892.6 million in the corresponding 1997 periods. The decreases principally reflected the effect of the sale of Accuride which contributed sales of $87.1 million in the 1997 second quarter and $168.6 million for the first six months of 1997. Also included in the decreases were reduced sales prices for magnet wire related to low copper prices, and the effect of Asian economic disruptions on the Corporation's wire and cable business, particularly in Thailand.

         During the 1998 second quarter, Phelps Dodge Industries recorded operating income of $46.1 million, compared with $46.2 million in the corresponding 1997 period before Accuride's $13.7 million contribution. Operating income in the first six months of 1998 was $91.2 million before a $186.1 million pre-tax gain from the sale of Accuride, compared with $85.4 million in the first six months of 1997 before Accuride's $19.8 million contribution. The 1998 operating income equaled or exceeded corresponding prior year periods, excluding Accuride, despite the continuing Asian economic disruptions. This reflected strong performances by its U.S. and European carbon black businesses. The new 60 percent owned wire and cable joint venture in Brazil, which was acquired at the end of 1997, contributed to the 1998 performance of Phelps Dodge Industries.

         On June 16, 1998, the Corporation announced an agreement to acquire the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for approximately $220 million. Columbian Chemicals will assume management and operating responsibility of the new company. The sales transaction is expected to be completed later in the year. The manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black and annual sales of approximately $110 million.

         The collective bargaining agreement covering approximately 360 employees at Phelps Dodge Magnet Wire Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of August 7, 1998, employees who were covered by the agreement have continued to work without a contract.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED INCOME

         The Corporation's 1998 second quarter exploration and research expense was $13.4 million, a decrease of 49 percent from that in the 1997 second quarter. Exploration and research expense for the first six months of 1998 was $26.3 million, a 40 percent decrease from the corresponding 1997 period. These decreases were principally a result of the closure of the U.S. exploration offices during the 1997 fourth quarter, but also reflected generally lower exploration expenditures worldwide.

         Miscellaneous income and expense, net, in the 1998 second quarter included a non-cash, pre-tax gain of $8.8 million from the dissolution of joint venture partnerships between Phelps Dodge and Sumitomo Electric Industries, Ltd. at five international wire and cable manufacturing and support companies. A non-cash, pre-tax gain of $6.0 million was included in miscellaneous income and expense, net, in the 1997 second quarter from the exchange of shares of a cost-basis investment in a wire and cable business located in Greece.

         Interest expense net of capitalized interest was $22.2 million in the second quarter of 1998 and $43.4 million in the first six months, compared with $12.7 million and $26.6 million in the corresponding periods in 1997. The 1998 increases principally reflect interest associated with corporate debt issued in the 1997 fourth quarter.

         The Corporation continues to review its year 2000 readiness including cost estimations, exposure and contingency plans. Comprehensive plans to identify, correct or reprogram and test its systems to ensure year 2000 compliance have been finalized. The Corporation is in the process of implementing the required changes to its internal computer systems with particular attention being given to process control technology. Also, the Corporation continues to focus attention on the compliance efforts of vendors, customers, service providers, shippers and other third-party providers, and is in the process of attaining confirmations from them with regard to their state of readiness. Notwithstanding the substantive efforts described above, the Corporation could potentially experience disruptions to some aspects of its operations. Contingency plans are therefore under development in order to mitigate the extent of potential disruptions to the business operations. The total cost to the Corporation of achieving year 2000 compliance, which is not expected to be material to the operations of Phelps Dodge, is estimated at approximately $10 million as previously reported in the 1997 Annual Report on Form 10-K.

CHANGES IN FINANCIAL CONDITION

         Capital expenditures and investments during the first six months of 1998 were $241.7 million for Phelps Dodge Mining Company, including $113.3 million for the acquisition of the stock of Cobre Mining Company. Capital expenditures and investments were $71.0 million for Phelps Dodge Industries. Capital expenditures and investments in the corresponding 1997 period were $220.3 million for Phelps Dodge Mining Company, including $108.3 million for the expansion of the Corporation's Candelaria mining operations in Chile, and $92.8 million for Phelps Dodge Industries. The Corporation expects capital expenditures and investments for the year 1998 to be approximately $350 million for Phelps Dodge Mining Company and approximately $325 million for Phelps Dodge Industries, including the planned acquisition of Copebras.

         At June 30, 1998, the Corporation's total debt was $984.7 million, compared with $1,003.3 million at year-end 1997. The Corporation's ratio of debt to total capitalization was 26.6 percent at June 30, 1998, compared with 27.7 percent at December 31, 1997.

         On June 10, 1998, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1998 second quarter; the total amount paid was $29.3 million, bringing total 1998 dividends paid through June 30 to $58.9 million. On June 24, 1998, the board of directors declared a 1998 third quarter regular dividend of 50 cents per common share to be paid on September 10, 1998, to shareholders of record at the close of business on August 20, 1998.

         This year through August 7, the Corporation has not purchased any of its shares under its May 7, 1997, share purchase authorization. Under that program, 2,394,000 shares remain authorized for purchase. There were 58,674,000 common shares outstanding at June 30, 1998.

                           Part II. Other Information


Item 1.  Legal Proceedings

         I. Reference is made to Paragraph II, section A.2.(a) of Item 3, Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1997, regarding In re the General Adjudication of All Rights to use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County).

         On May 4, 1998, Phelps Dodge and the Gila River Indian Community executed a settlement agreement that resolves the issues between themselves pertinent to this litigation. This settlement is subject to the approval of the Secretary of the Interior and the passage of federal legislation.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Corporation's annual meeting was held on May 6, 1998. A total of 49,685,703 common shares, or about 84.7 percent of the issued and outstanding common shares of the Corporation, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

                                      For                    Withheld
                                      ---                    --------
Election of Directors:
  Paul Hazen                        49,320,772                364,931

  Manuel J. Iraola                  49,322,352                363,351

  Marie L. Knowles                  49,315,654                370,049

  Gordon R. Parker                  49,324,895                360,808

                                       For            Against       Abstain
                                       ---            -------       -------
Appointment of
 Auditors                            49,455,491         36,099       194,113

Proposal to adopt the
 1998 Stock Option
  and Restricted
   Stock Plan                        43,770,370      1,756,651       204,407

         There were no broker non-votes included in the results of the election of directors listed above, the appointment of auditors, or adoption of the 1998 Stock Option and Restricted Stock Plan.


Item 6.  Exhibits and Reports on Form 8-K

          (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

          (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1998.

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




                                         PHELPS DODGE CORPORATION
                                         ------------------------
                                        (Corporation or Registrant)




Date:   August 12, 1998                  By:  Gregory W. Stevens
                                              ------------------
                                              Gregory W. Stevens
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS


10.12 The Corporation's 1998 Stock Option and Restricted Stock Plan (the 1998 Plan), (incorporated by reference to Exhibit 99 to the Corporation's Registration Statement on Form S-8 (Reg No. 333-52175) (SEC File No. 1-82)). Forms of Stock Option Agreement and Reload Option Agreement under the 1998 Plan, and form of Restricted Stock Agreement under the 1998 Plan, all effective as of March 4, 1998 (SEC File No. 1-82).

12         Computation of ratios of total debt to total capitalization.

15 Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.