Form 10-Q
period 1998-09-30
PHELPS DODGE CORP
filed 1998-11-13
CIK 78066

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




                    For the quarter ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____ .

Number of Common Shares outstanding at November 9, 1998: 57,942,591 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1998



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

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED INCOME
(Unaudited; in millions except per share data)

                                                                                  First Nine
                                                         Third Quarter              Months
                                                         -------------            ----------
                                                        1998          1997       1998        1997
                                                        ----          ----       ----        ----
SALES AND OTHER OPERATING
 REVENUES                                            $    764.0       961.7     2,356.7     3,048.4
                                                     ----------       -----     -------     -------
OPERATING COSTS AND EXPENSES
   Cost of products sold                                  594.7       664.1     1,790.8     2,102.9
   Depreciation, depletion
    and amortization                                       74.0        72.9       218.5       211.5
   Selling and general
    administrative expense                                 27.4        33.3        91.6       102.2
   Exploration and research
    expense                                                15.2        20.6        41.5        64.3
   (Gain) loss on asset
    dispositions and other
     non-recurring charges
      (see Note 4)                                        (12.6)       20.8      (198.7)       20.8
                                                     ----------       -----     -------     -------
                                                          698.7       811.7     1,943.7     2,501.7
                                                     ----------       -----     -------     -------
OPERATING INCOME                                           65.3       150.0       413.0       546.7
   Interest expense                                       (23.3)      (20.5)      (67.9)      (53.3)
   Capitalized interest                                     0.5         5.0         1.7        11.2
   Miscellaneous income and
    expense, net                                            7.1         7.2        29.4        32.1
                                                     ----------       -----     -------     -------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET
 EARNINGS OF AFFILIATED
 COMPANIES                                                 49.6       141.7       376.2       536.7
   Provision for taxes on
    income                                                (19.0)      (43.9)     (138.5)     (166.3)
   Minority interests in
    consolidated subsidiaries                              (2.9)        1.0        (6.7)       (4.1)
   Equity in net earnings
    of affiliated companies                                 0.9         5.4         1.7        10.2
                                                     ----------       -----     -------     -------
NET INCOME                                           $     28.6       104.2       232.7       376.5
                                                     ==========       =====     =======     =======

BASIC EARNINGS PER SHARE                             $     0.49        1.74        3.98        6.07
                                                     ==========       =====     =======     =======

DILUTED EARNINGS PER SHARE                           $     0.49        1.72        3.97        6.02
                                                     ==========       =====     =======     =======

AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC                                       58.3        60.0        58.4        62.0

AVERAGE NUMBER OF SHARES
 OUTSTANDING - DILUTED                                     58.5        60.5        58.6        62.5

See Notes to Consolidated Financial Information.

BUSINESS SEGMENTS
(Unaudited; in millions)

                                                                                  First Nine
                                                         Third Quarter              Months
                                                         -------------            ----------
                                                        1998          1997       1998        1997
                                                        ----          ----       ----        ----
SALES AND OTHER OPERATING
 REVENUES
   Phelps Dodge Mining
    Company                                          $    421.9       542.3     1,303.5     1,736.4
   Phelps Dodge Industries                                342.1       419.4     1,053.2     1,312.0
                                                     ----------       -----     -------     -------
                                                     $    764.0       961.7     2,356.7     3,048.4
                                                     ==========       =====     =======     =======
OPERATING INCOME (LOSS)
   Phelps Dodge Mining
    Company (see Note 4)                             $     27.5       116.3       117.0       430.5
   Phelps Dodge Industries
    (see Note 4)                                           46.8        44.0       324.1       149.2
   Corporate and other                                     (9.0)      (10.3)      (28.1)      (33.0)
                                                     ----------       -----     -------     -------
                                                     $     65.3       150.0       413.0       546.7
                                                     ==========       =====     =======     =======

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                         Sept. 30,        Dec. 31,
                                                            1998            1997
                                                         ---------       ---------
ASSETS
  Cash and cash equivalents                              $    309.5          157.9
  Accounts receivable, net                                    395.1          420.5
  Inventories                                                 289.0          297.8
  Supplies                                                    114.0          115.1
  Prepaid expenses                                             10.6            7.8
  Deferred income taxes                                        45.4           52.0
                                                         ----------        -------
     Current assets                                         1,163.6        1,051.1
  Investments and long-term
   accounts receivable                                         99.1          131.8
  Property, plant and equipment, net                        3,512.9        3,445.1
  Other assets and deferred charges                           255.4          337.2
                                                         ----------        -------
                                                         $  5,031.0        4,965.2
                                                         ==========        =======

LIABILITIES
  Short-term debt                                        $     83.1           91.4
  Current portion of long-term debt                            61.5           54.8
  Accounts payable and accrued expenses                       463.4          553.2
  Accrued income taxes                                         29.5            1.7
                                                         ----------        -------
     Current liabilities                                      637.5          701.1
  Long-term debt                                              815.4          857.1
  Deferred income taxes                                       514.8          439.2
  Other liabilities and deferred credits                      342.1          344.1
                                                         ----------        -------
                                                            2,309.8        2,341.5
                                                         ----------        -------
MINORITY INTERESTS IN CONSOLIDATED
 SUBSIDIARIES                                                  96.7          113.3
                                                         ----------        -------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 58.0 outstanding
   (12/31/97 - 58.6)                                          362.6          366.5
  Retained earnings                                         2,420.8        2,301.0
  Accumulated other comprehensive
   income (loss)                                             (151.0)        (146.9)
  Other                                                        (7.9)         (10.2)
                                                         ----------        -------
                                                            2,624.5        2,510.4
                                                         ----------        -------
                                                         $  5,031.0        4,965.2
                                                         ==========        =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                      Nine months
                                                                        ended
                                                                     September 30,
                                                                  -------------------
                                                                     1998        1997
                                                                  ---------     -------
OPERATING ACTIVITIES
 Net income                                                       $   232.7       376.5
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and
    amortization                                                      218.5       211.5
   Deferred income taxes                                               40.8        37.6
   Equity earnings net of dividends
    received                                                           (0.1)       (7.3)
   Changes in current assets and
    liabilities:
     (Increase) decrease in accounts
       receivable                                                     (34.8)      (18.2)
     (Increase) decrease in inventories                               (17.3)      (26.2)
     (Increase) decrease in supplies                                   (3.0)        1.1
     (Increase) decrease in prepaid
       expenses                                                        (3.5)      (10.6)
     (Increase) decrease in deferred
       income taxes                                                     6.7         2.2
     Increase (decrease) in interest
       payable                                                         17.3         4.0
     Increase (decrease) in other accounts
       payable                                                        (44.8)      (28.9)
     Increase (decrease) in accrued income
      taxes                                                            28.8         3.2
     Increase (decrease) in other accrued
       expenses                                                        (6.9)       (2.6)
   Gain on asset disposition (see Note 4)                            (198.7)        --
   Other adjustments, net                                              (7.8)       11.5
                                                                  ---------     -------
     Net cash provided by operating
      activities                                                      227.9       553.8
                                                                  ---------     -------
INVESTING ACTIVITIES
 Capital outlays                                                     (248.8)     (444.3)
 Capitalized interest                                                  (1.7)      (11.2)
 Investment in subsidiaries                                          (135.4)      (53.1)
 Proceeds from asset dispositions
  and other (see Note 4)                                              466.5         6.8
                                                                  ---------     -------
     Net cash provided by (used in)
      investing activities                                             80.6      (501.8)
                                                                  ---------     -------
FINANCING ACTIVITIES
 Increase in debt                                                      16.0       316.0
 Payment of debt                                                      (54.0)      (46.3)
 Common dividends                                                     (88.3)      (93.3)
 Purchase of common shares                                            (31.5)     (451.0)
 Other, net                                                             0.9         5.3
                                                                  ---------     -------
     Net cash used in financing activities                           (156.9)     (269.3)
                                                                  ---------     -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                     151.6      (217.3)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                            157.9       470.1
                                                                  ---------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   309.5       252.8
                                                                  =========     =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)

                                   Common Shares                         Accumulated
                                  ---------------                           Other
                               Number                                   Comprehensive                    Common
                                 of         At Par         Retained         Income                    Shareholders'
                               shares        Value         Earnings         (Loss)          Other         Equity
                               ------        -----         --------         -------         -----         ------
BALANCE AT
 DECEMBER 31, 1997              58.6       $  366.5       $  2,301.0       $ (146.9)      $ (10.2)      $  2,510.4
  Stock options
   exercised                     0.1            0.2              1.8                                           2.0
  Common shares
   purchased                    (0.7)          (4.1)           (27.4)                                        (31.5)
  Restricted shares
   issued, net                    --             --             (0.4)                         2.3              1.9
  Other investment
   adjustments                                                   1.4                                           1.4
  Dividends on common
   shares                                                      (88.3)                                        (88.3)
  Comprehensive
   income:
     Net income                                                232.7                                         232.7
     Other
      comprehensive
      income, net of
      tax:
       Translation
        adjustment                                                             (4.1)                          (4.1)
       Unrealized
        gains on
        securities                                                               --                             --
                                                                           -------                       --------
       Other
        comprehensive
        income                                                                (4.1)                          (4.1)
                                                                           -------                       --------
     Comprehensive
      income                                                                                                 228.6
                             -------       --------       ----------       --------       -------       ----------
BALANCE AT
SEPTEMBER 30, 1998              58.0       $  362.6       $  2,420.8       $ (151.0)      $  (7.9)      $  2,624.5
                             =======       ========       ==========       ========       =======       ==========

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

2. The results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, the Corporation may periodically purchase or liquidate various copper price protection contracts for a portion of its expected future mine production to mitigate the risk of adverse price fluctuations. The Corporation currently has no copper price protection contracts in place.

4. Effective January 1, 1998, the Corporation sold a 90 percent interest in Accuride Corporation and related subsidiaries, its wheel and rim manufacturing business, to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. That sale resulted in a pre-tax gain to the Corporation of $186.1 million, ($122.8 million after taxes, or $2.10 per common share). The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P. on September 30, 1998 resulting in a pre-tax gain of $12.6 million ($8.3 million after taxes, or $0.14 per common share). Under the terms of the sales agreements, the Corporation received total proceeds of $465.9 million from the two transactions.

         The Corporation's 1997 third quarter earnings included non-recurring, pre-tax charges of $20.8 million ($14.4 million, or 24 cents per common share, after taxes) primarily due to an early retirement program at Phelps Dodge Mining Company.

5. On February 3, 1998, the Corporation acquired the stock of Cobre Mining Company Inc. (Cobre) for $113.3 million, including acquisition costs. The Corporation also assumed Cobre's outstanding debt of $14.8 million. The acquisition was at a price of $3.85 per common share for substantially all of Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land located in southwestern New Mexico adjacent to the Corporation's Chino operations.

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

9. In October 1998, the Corporation acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220.0 million. Columbian Chemicals, the Corporation's specialty chemicals division, has assumed management and operating responsibility of the new company. The manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black.

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP, the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

         PricewaterhouseCoopers does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

<AUDIT-REPORT>

                           PRICEWATERHOUSECOOPERS LLP
                        REPORT OF INDEPENDENT ACCOUNTANTS



October 12, 1998


To the Board of Directors and Shareholders of the Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 1998, the statement of consolidated income for the three-month and nine-month periods ended September 30, 1998 and 1997, the consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1997, and the consolidated statement of common shareholders' equity for the nine-month period ended September 30, 1998. This financial information is the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial information referred to above for it to be in conformity with generally accepted accounting principles.

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


PricewaterhouseCoopers LLP
Phoenix, Arizona
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Phelps Dodge Corporation had consolidated earnings in the 1998 third quarter of $20.3 million, or 35 cents per common share, before a non-recurring, after-tax gain of $8.3 million, or 14 cents per common share, from the completion of the disposition of Accuride Corporation, the Corporation's wheel and rim business (see Note 4 to the Consolidated Financial Information). Earnings in the 1997 third quarter were $118.6 million, or $1.96 per common share, before non-recurring, after-tax charges of $14.4 million, or 24 cents per common share, which primarily reflected an early retirement program at Phelps Dodge Mining Company. Earnings for the nine-months ended September 30, 1998, were $101.6 million, or $1.73 per common share, before a non-recurring, after-tax gain of $131.1 million, or $2.24 per common share, from the disposition of Accuride Corporation. Earnings for the corresponding nine-month period in 1997 were $390.9 million, or $6.25 per common share, before non-recurring charges.

         Net income including the non-recurring gain was $28.6 million, or 49 cents per common share, in the 1998 third quarter and $232.7 million, or $3.97 per common share, for the nine months ended September 30, 1998. Net income including non-recurring items was $104.2 million, or $1.72 per common share for the 1997 third quarter, and $376.5 million, or $6.02 per common share for the first nine months of 1997.

         Earnings before non-recurring items were less in the 1998 third quarter and nine-month period than in the corresponding 1997 periods principally as a result of lower average copper prices. The average spot price per pound of cathode copper on the New York Commodity Exchange (COMEX) was 27 cents per pound (26 percent) lower in the third quarter of 1998 than the third quarter of 1997, and 32 cents per pound (29 percent) lower in the 1998 nine-month period than in the first nine months of 1997. The effect of this price decrease was offset slightly by increased volumes of copper sold from mine production and improved results at the Corporation's carbon black business.

         The COMEX spot price per pound of copper cathode, upon which the Corporation bases its selling price for a majority of its production, averaged 75 cents in the third quarter and 77 cents in the first nine months of 1998, compared with $1.02 and $1.09 in the corresponding 1997 periods. From October 1 to November 9, 1998, the COMEX price averaged 72 cents per pound, closing at 72 cents on November 9, 1998.

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

         Sales were $764.0 million in the 1998 third quarter and $2,356.7 million in the first nine months of 1998, compared with $961.7 million and $3,048.4 million in the corresponding 1997 periods. The 1998 decreases principally resulted from lower average copper prices and the absence of Accuride Corporation, partially offset by higher sales volumes of copper and carbon black.

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

================================================================================

                                                                            First Nine
                                               Third Quarter                  Months
                                               -------------               -------------
                                             1998        1997           1998            1997
                                             ----        ----           ----            ----
Copper production (short tons):
  Total production                         265,400      250,200       792,300         726,900
  Less minority participants'
   shares *                                 44,800       43,800       134,100         126,400
                                           -------      -------       -------         -------
  Net Phelps Dodge share                   220,600      206,400       658,200         600,500
                                           =======      =======       =======         =======

Copper sales (short tons):
  Net Phelps Dodge share from
   own mines                               220,600      210,500       650,700         593,000
  Plus purchased copper                     73,700       63,400       232,700         219,600
                                           -------      -------       -------         -------
  Total copper sales                       294,300      273,900       883,400         812,600
                                           =======      =======       =======         =======

New York Commodity Exchange
  average spot price per
  pound - copper cathodes                  $  0.75         1.02          0.77            1.09

                                                             (in millions)

Sales and other operating
 revenues                                  $ 421.9        542.3       1,303.5         1,736.4

Operating income                           $  27.5        116.3         117.0           430.5
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

================================================================================

         Phelps Dodge Mining Company's sales and other operating revenues decreased by $120.4 million, or 22 percent, in the 1998 third quarter and by $432.9 million, or 25 percent, in the first nine months of 1998 compared with the corresponding 1997 periods. These variances primarily reflected decreased average selling prices for copper that resulted in revenue reductions of approximately $148 million and $520 million, respectively. Partially offsetting that price variance was a 20,400 ton, or 7 percent, increase in the volume of copper sold in the 1998 third quarter and a 70,800 ton, or 9 percent, increase in the volume of copper sold for the first nine months. These sales volume increases included greater availability of Phelps Dodge mined copper resulting from production increases at the Candelaria mine in Chile and the February 1998 acquisition of Cobre Mining Company Inc. (Cobre) (see Note 5 to the Consolidated Financial Information).

         Phelps Dodge Mining Company reported operating income of $27.5 million in the 1998 third quarter, compared with $137.1 million in the corresponding 1997 period before $20.8 million of non-recurring, pre-tax charges which primarily reflected an early retirement program. For the nine-month period ended September 30, 1998, Phelps Dodge Mining Company contributed operating income of $117.0 million, compared with $451.3 million in the corresponding 1997 period before the effects of the non-recurring charges. These decreases primarily reflected the lower average copper prices, partially offset by the higher volumes of copper sold from mine production. Copper sold from mine production increased by 10,100 tons, or 5 percent, over third quarter 1997 and by 57,700 tons, or 10 percent, over the first nine months of 1997. The comparison for the nine-month period also reflected a first quarter insurance claim recovery that added $11.5 million to Phelps Dodge Mining Company's operating income ($6.7 million or 11 cents per share, after taxes) in the first nine months of 1998.

         On October 21, 1998, the Corporation announced substantial production curtailments at Chino Mines Company in New Mexico and the indefinite closure of Cobre Mining Company in New Mexico and the Ojos del Salado operation in Chile. These changes will reduce the Corporation's global copper production by nearly 100,000 short tons annually, and will result in the elimination of approximately 700 jobs. The production curtailment at Chino will occur in phases between October 31 and the first half of 1999. Chino's annual copper production will be reduced by approximately 35,000 short tons per year and will result in the elimination of about 300 jobs at the facility. The underground mine at Cobre closed October 21, resulting in the elimination of about 40 jobs. During the first half of 1999, the entire operation will close, reducing copper production by 35,000 short tons per year, and resulting in the loss of an additional 200 jobs. The Ojos del Salado underground mine and concentrator operations in Chile closed October 21, resulting in the elimination of 180 jobs and reducing annual copper production by approximately 22,000 short tons.

         The collective bargaining agreements at Phelps Dodge Mining Company's Chino operations in New Mexico expired on June 30, 1996. As of November 9, 1998, employees who were covered by the agreements have continued to work without a contract.

RESULTS OF PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is a business segment comprising a group of companies that manufacture engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering
capabilities.   This  business  segment  includes  the  Corporation's  specialty chemical operations through Columbian Chemicals Company and its subsidiaries; its wire and cable and specialty conductor operations through Phelps Dodge International Corporation and Phelps Dodge Magnet Wire Company and their subsidiaries and affiliates; and, until its disposition in 1998, its wheel and rim operations through Accuride Corporation and its subsidiaries.

================================================================================

                                                                                    First Nine
                                                     Third Quarter                     Months
                                                     -------------              -----------------
                                                  1998         1997             1998         1997
                                                  ----         ----             ----         ----
                                                                   (in millions)
Sales and other operating revenues:
  Specialty chemicals                             $ 104.6       101.5          326.9         316.6
  Wheels and rims *                                    --        78.4             --         247.0
  Wire and cable                                    237.5       239.5          726.3         748.4
                                                  -------     -------        -------       -------
                                                  $ 342.1       419.4        1,053.2       1,312.0
                                                  =======     =======        =======       =======


Operating income:
  Specialty chemicals                             $  17.5        15.3           60.6          51.1
  Wheels and rims *                                  12.6        14.1          198.7          33.9
  Wire and cable                                     16.7        14.6           64.8          64.2
                                                  -------     -------        -------       -------
                                                  $  46.8        44.0          324.1         149.2
                                                  =======     =======        =======       =======

-------------------------

* Ninety percent of Accuride Corporation, the Corporation's wheel and rim business, was sold to KKR and the existing management of Accuride effective January 1, 1998, and the remaining 10 percent interest was sold to RSTW Partners III, L.P. on September 30, 1998, resulting in a total pre-tax gain of $198.7 million (see Note 4 to the Consolidated Financial Information).

================================================================================

         Phelps Dodge Industries' reported sales of $342.1 million in the third quarter and $1,053.2 million for the first nine months of 1998, compared with $419.4 million and $1,312.0 million in the corresponding 1997 periods. The decreases principally reflected the effect of the sale of Accuride which contributed sales of $78.4 million in the 1997 third quarter and $247.0 million for the first nine months of 1997. Also included in the decreases were reduced sales prices for magnet wire related to low copper prices, and the effect of Asian economic disruptions on the Corporation's wire and cable business, particularly in Thailand.

         During the 1998 third quarter, Phelps Dodge Industries recorded operating income of $34.2 million, before a $12.6 million pre-tax gain from the sale of the final 10 percent of Accuride, compared with $29.9 million in the corresponding 1997 period before Accuride's $14.1 million contribution. Operating income in the first nine months of 1998 was $125.4 million before a $198.7 million pre-tax gain from the sale of Accuride, compared with $115.3 million in the first nine months of 1997 before Accuride's $33.9 million contribution. The 1998 operating income exceeded corresponding prior year periods, excluding Accuride, despite the continuing Asian economic disruptions. This reflected strong performances by the Corporation's U.S. and European carbon black businesses. In addition, the 60 percent owned wire and cable joint venture in Brazil, which was acquired at the end of 1997, helped offset lower earnings in the wire and cable business in Thailand and Venezuela and in the high performance conductor business in the United States.

         In October 1998, the Corporation acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220.0 million. Columbian Chemicals, the Corporation's specialty chemicals division, has assumed management and operating responsibility of the new company. The manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black.

         The  collective  bargaining  agreement  at  Phelps  Dodge  Magnet  Wire
Company's Hopkinsville, Kentucky, plant expired on October 11, 1996. As of November 9, 1998, employees who were covered by the agreement have continued to work without a contract.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED INCOME

         The Corporation's 1998 third quarter exploration and research expense was $15.2 million, a decrease of 26 percent from the 1997 third quarter. Exploration and research expense for the first nine months of 1998 was $41.5 million, a 35 percent decrease from the corresponding 1997 period. These decreases were principally a result of the closure of the U.S. exploration offices during the 1997 fourth quarter, but also reflected generally lower exploration expenditures worldwide.

         Miscellaneous income and expense, net, for the first nine months of 1998 included a non-cash, pre-tax gain of $10.0 million from the dissolution of joint venture partnerships between Phelps Dodge and Sumitomo Electric Industries, Ltd. at five international wire and cable manufacturing and support companies. A non-cash, pre-tax gain of $6.0 million was included in miscellaneous income and expense, net, in the corresponding 1997 period from the exchange of shares of a cost-basis investment in a wire and cable business located in Greece.

         Interest expense net of capitalized interest was $22.8 million in the third quarter of 1998 and $66.2 million in the first nine months, compared with $15.5 million and $42.1 million in the corresponding periods in 1997. The 1998 increases principally reflect interest associated with corporate debt issued in the 1997 fourth quarter and decreases in capitalized interest resulting from the completion of the Candelaria expansion in October 1997.

         The Corporation continues to review its "Year 2000" readiness. The Year 2000 issue stems from the predominant use in computer applications of a two-digit field to capture the year (e.g., "98" for 1998). Because the "19" is assumed in the date, when computers turn their clocks to the year 2000, the two-digit field will read "00" and some computer programs will assume the year is 1900. Programs that calculate, compare, or sort on a date field may cause erroneous results and errors leading to the risk of business interruption or shutdown and other potential problems. The Year 2000 issue is a global issue that is very complex because of the many programs that may be impacted in any computer system. These computer systems are used to support the activities of the Corporation's businesses including financial systems, process control technology and other computer-controlled equipment.

         The Corporation has identified the scope of the Year 2000 issue as it relates to its operations and all levels of management are providing leadership to effect workable solutions. A program office team has been assembled to oversee all facets of this project including information technology and process control system conversions, contracts and agreements with vendors, suppliers, and customers, insurance policies, and security systems. The Corporation is working with major industry associations and agencies in North America, Europe, Latin America, and Asia Pacific to facilitate the sharing of strategies and solutions. The Corporation has also hired a consulting firm, PKS Systems Integration LLC, to assist in the assessment and implementation of the Year 2000 conversion.

         The conversion project has been structured into four phases - Inventory Phase, Assessment Phase, Remediation and Testing Phase and the Field Implementation Phase. At September 30, 1998, the inventory phase was 98 percent complete. The assessment phase, the final cost estimation and action plan identification phase, is projected to be complete by the end of 1998. The remediation and testing phase is expected to be complete by the end of the first quarter of 1999 and the field implementation phase is expected to be complete by the end of the second quarter of 1999 for mission critical processes and systems.

         The process of identifying and prioritizing critical suppliers and customers has been completed. A formal program to communicate with and evaluate these external organizations is in progress and will be ongoing throughout the conversion process. The Corporation is devoting special attention to the utility and transportation companies due to their importance to this organization. Similarly, the Corporation is giving extra attention to key customers. In addition, the Corporation is in the process of developing contingency plans to offset potential problems related to external organizations.

         Phelps Dodge's investment in standardizing business system platforms over the past several years has streamlined and facilitated the Year 2000 conversion requirements by eliminating redundant technologies and allowing the sharing of services. In addition, coordination of other initiatives (e.g., replacement of process control and business systems previously identified for retirement or upgrade without regard to the Year 2000 issue, with Year 2000 compliant systems) and concentrating resources on key systems are also expected to allow the Corporation to achieve desired results.

         The total cost associated with the Year 2000 conversion is not expected to be material to the Corporation's financial position. The estimated total cost of the conversion is approximately $10 million as previously reported in the 1997 Annual Report of Form 10-K. This estimate does not include the
Corporation's potential share of Year 2000 costs that may be incurred at operations that the Corporation does not consolidate or those expenditures for planned system and process control upgrades that are undertaken for other reasons and also incorporate Year 2000 compliant technology.

         Failure to correct a material Year 2000 problem could result in a potential disruption to one or more of the Corporation's operations. Such failures could materially and adversely affect the Corporation's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the readiness of suppliers and customers, the Corporation is unable to determine with any certainty the consequences of Year 2000 failures and the materiality of these potential failures. Therefore, the Corporation is in the process of developing contingency plans in order to mitigate the extent of potential disruptions to the business operations.

CHANGES IN FINANCIAL CONDITION

         Capital expenditures and investments during the first nine months of 1998 were $279.9 million for Phelps Dodge Mining Company, including $113.3 million for the acquisition of the stock of Cobre Mining Company. Capital expenditures and investments were $105.5 million for Phelps Dodge Industries. Capital expenditures and investments in the corresponding 1997 period were $329.8 million for Phelps Dodge Mining Company, including $135.2 million for the expansion of the Corporation's Candelaria mining operations in Chile. Capital expenditures and investments were $149.1 million for Phelps Dodge Industries in the first nine months of 1997. The Corporation expects capital expenditures and investments for the year 1998 to be approximately $325 million for Phelps Dodge Mining Company, including the Cobre acquisition, and approximately $350 million for Phelps Dodge Industries, including $220 million for the acquisition of Copebras (see Note 9 to the Consolidated Financial Information).

         At September 30, 1998, the Corporation's total debt was $960.0 million, compared with $1,003.3 million at year-end 1997. The Corporation's ratio of debt to total capitalization was 26.1 percent at September 30, 1998, compared with
27.7 percent at December 31, 1997.

         On September 10, 1998, the Corporation paid a regular quarterly dividend of 50 cents per share on its common shares for the 1998 third quarter; the amount paid was $29.4 million, bringing total 1998 dividends paid through September 30 to $88.3 million. On November 4, 1998, the board of directors declared a 1998 fourth quarter regular dividend of 50 cents per common share to be paid on December 10, 1998, to shareholders of record at the close of business on November 20, 1998.

         On May 7, 1997, the Corporation announced that its board of directors had authorized the purchase of up to 6 million of its common shares, approximately 10 percent of its then outstanding shares. Under that program, the company purchased a total of 3.6 million of its common shares in 1997, at a total cost of $292.9 million. In 1998 through November 9, the Corporation has purchased 0.7 million shares under that authorization at a total cost of $35.4 million, leaving 1.7 million shares authorized for purchase under the new program. There were 58.0 million common shares outstanding on September 30, 1998.

                           Part II. Other Information


Item 1.  Legal Proceedings

         I. Reference is made to Paragraph II, section B.1 of Item 3, Legal Proceedings of the Corporation's Form 10-K for the year ended December 31, 1997 regarding United States v. Gila Valley Irrigation District, et al., Globe Equity No. 59 (D. Ariz.).

         The Corporation recently purchased farmlands with associated water rights that are the subject of this litigation. As a result, the Corporation has been named and served as a party in this case. The lands and associated water rights are not currently used in connection with any mining operation of the Corporation.

         II. On September 15, 1998, the Southwest Research and Information Center and the United Steelworkers of America Local 890 (Plaintiffs) filed a complaint in United Steel Workers, Local 890 and Southwest Research and
Information Center v. Chino Mines Company and Phelps Dodge Corporation, CIV 98-1123 LH (D. N.M.). The complaint alleges that Chino Mines Company (Chino) (which is two-thirds owned by the Corporation) and the Corporation failed to submit to the United States Environmental Protection Agency and the New Mexico Emergency Response Commission toxic chemical release forms for some or all of the calendar years 1987 through 1997 as required by Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986. This private litigant action asks for, among other things, imposition of monetary penalties of $25,000 per day of alleged violation up to and including December 31, 1996, and penalties of $27,500 per day from January 1997 forward. The Plaintiffs also advised the Corporation through a Notice of Intent to Sue that they intend to assert similar claims against the Corporation's Hidalgo smelting operation near Playas, New Mexico.

         On October 6, 1998,  Chino and the  Corporation  filed an answer to the
complaint   denying  all  alleged   violations  of  the  Section  313  reporting
requirements.

Item 5.  Other information

         The advance notice deadline for a shareholder to notify the Corporation of intent to introduce a proposal for consideration at an annual meeting of shareholders is established by a provision in the Corporation's ByLaws. Article II, Section 7 establishes that, to be timely, a shareholder's notice must be delivered to or mailed and received at the principal office of the Corporation not less than 60 days and not more than 90 days prior to the meeting. The next Annual Meeting of Shareholders will be held on May 5, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1998.

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




                                               PHELPS DODGE CORPORATION
                                               ------------------------
                                              (Corporation or Registrant)




Date:   November 13, 1998                      By:    Gregory W. Stevens
                                                      ------------------
                                                      Gregory W. Stevens
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS




12         Computation of ratios of total debt to total capitalization.



15 Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.