Form 10-K405
period 1998-12-31
PHELPS DODGE CORP
filed 1999-03-19
CIK 78066

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

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 5, 1999, was approximately $2,820,613,000.

Number of Common Shares outstanding at March 5, 1999:  57,933,000 shares.

                      Documents Incorporated by Reference:

              Document                                          Location in 10-K
              --------                                          ----------------
Proxy Statement for 1999 Annual Meeting                             Part III

================================================================================

                            PHELPS DODGE CORPORATION

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1998

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I.
   Items 1. and 2. Business and Properties
      Phelps Dodge Mining Company
         Properties, Facilities and Production
            Copper Operations
               Phelps Dodge Copper Production Data, by Source
               Phelps Dodge Metal Production and Sales
               Phelps Dodge Smelters and Refinery - Production
            Other Mining Operations and Investments
         Exploration & Development
         Ore Reserves
         Sales and Competition
         Prices, Supply and Consumption
         Costs
         Energy Supplies
         Environmental and Other Regulatory Matters
      Phelps Dodge Industries
         Specialty Chemicals Segment
         Wire and Cable Segment
         Environmental Matters
      Ownership of Real Property
      Labor Matters
      Research and Development
      Other Environmental Matters

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

   Item 8. Financial Statements and Supplementary Data
      Index to Consolidated Financial Statements
      Report of Independent Accountants on Financial Statement Schedule Report of Management
      Report of Independent Accountants
      Statement of Consolidated Income
      Consolidated Balance Sheet
      Consolidated Statement of Cash Flows
      Consolidated Statement of Common Shareholders' Equity
      Notes to Consolidated Financial Statements
      Financial Data by Geographic Area
      Financial Data by Business Segment

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

Part IV.
   Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

   Valuation and Qualifying Accounts and Reserves

   Signatures-

                            PHELPS DODGE CORPORATION

                         1998 ANNUAL REPORT ON FORM 10-K

                                     Part I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

         Phelps Dodge Corporation (the Company, which may be also referred to as Phelps Dodge, we, us or ours) is among the world's largest producers of copper, carbon black and magnet wire, and is the world's largest producer of continuous-cast copper rod. The Company comprises two divisions: (i) Phelps Dodge Mining Company and (ii) Phelps Dodge Industries. These are more fully described in Note 21 to the Consolidated Financial Statements which also sets forth financial information about the divisions including the sales and long-lived assets of our international operations.

          (i) Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs.

          (ii) Phelps Dodge Industries includes our specialty chemicals segment, our wire and cable segment, and, until they were sold in 1998, our wheel and rim operations.

         In 1998, Phelps Dodge Mining Company produced 874,000 tons of copper for our account from worldwide mining operations, and an additional 178,700 tons of copper for the accounts of our minority interest partners. Gold, silver, molybdenum, copper chemicals and sulfuric acid are by-products of our copper operations. Production of copper for our own account from our U.S. operations constituted approximately 33 percent of the copper mined in the United States in 1998. Much of our U.S. cathode copper production, together with additional copper purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry.

         Our international mining interests include Candelaria, a major copper mine in Chile, and other operations and investments in Chile, Peru and South Africa. These operations produce a variety of metals and minerals including copper, gold, fluorspar, silver, and zinc. We also explore for metals and minerals throughout the world.

         In addition to our mining interests, we produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors through Phelps Dodge Industries.

         Specialty chemicals are produced at Columbian Chemicals Company which is among the world's largest producers of carbon black. Carbon black is a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and other products for the rubber industry. We also produce specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications.

         Our wire and cable segment comprises Phelps Dodge Magnet Wire Company and its subsidiaries and Phelps Dodge International Corporation and its affiliates. This segment produces wire and cable products and specialty conductors at U.S. and international operations. Phelps Dodge Magnet Wire Company produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products. Phelps Dodge International Corporation manufactures telecommunication and energy cables and specialty conductors.

         Unless otherwise stated, all references to tons are to short tons, and references to ounces are to troy ounces.

         Our company employed 13,924 people on December 31, 1998.

PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PD Mining) is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrates, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It also produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes other mining operations and investments (including fluorspar, silver, and zinc operations) and worldwide mineral exploration and development programs.

PD MINING - PROPERTIES, FACILITIES AND PRODUCTION

         COPPER OPERATIONS

         We produce copper concentrates from open-pit mines and concentrators located in Morenci, Arizona; Santa Rita, New Mexico; and near Copiapo, Chile. We produce electrowon copper cathode at solution extraction/electrowinning (SX/EW) operations in Tyrone and Santa Rita, New Mexico, and Morenci, Arizona.

         Our Morenci complex in southeastern Arizona comprises an open-pit mine, two concentrators, four solution extraction facilities and two electrowinning tankhouses. We operate Morenci and own an 85 percent undivided interest; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation. Sumitomo takes in kind its share of Morenci production. Morenci is the largest copper producing operation in North America.

         Litigation concerning the allocation of available water supplies could adversely affect the water supplies for the Morenci operation and our other properties in Arizona. See Item 3, "Legal Proceedings" for information concerning the status of these proceedings.

         We operate an open-pit copper mine, concentrator and SX/EW facility in Santa Rita, New Mexico, and a smelter in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we hold a two-thirds partnership interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Corporation and Mitsubishi Materials Corporation, owns the remaining one-third interest in Chino. Each partner purchases its proportionate share of Chino's copper production each month. On October 21, 1998, we announced that we would curtail production at Chino. The production curtailment is occurring in phases between October 31, 1998, and the first quarter of 1999. The curtailment will result in a reduction of 35,000 tons of annual copper production.

         We also operate the Candelaria mine located near Copiapo in the Atacama Desert of northern Chile. We completed construction and commenced operations at Candelaria in October 1994, and completed an expansion of the facility in 1997. The project presently consists of an open-pit copper mine, concentrator, port and associated facilities. We own an 80 percent interest in Candelaria through PD Candelaria, Inc., a wholly owned subsidiary. Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation own the remaining 20 percent interest.

         Until the fourth quarter of 1998, we produced copper concentrates from two underground mines and a concentrator located near Copiapo, Chile, through our wholly owned Chilean subsidiary, Compania Contractual Minera Ojos del Salado (Ojos del Salado). We suspended operations indefinitely at Ojos del Salado on October 21, 1998, resulting in a reduction of more than 20,000 tons of annual copper production.

         Our Tyrone mine-for-leach, open-pit operation near Silver City, New Mexico, is wholly owned. The SX/EW plant at Tyrone is owned and operated by Burro Chief Copper Company (Burro Chief), our wholly owned subsidiary. Burro Chief also operates our SX/EW plant at Santa Rita.

         We are the world's leading producer of copper using the SX/EW process. In 1998, we produced a total of 430,800 tons of cathode copper at our SX/EW facilities, compared with 418,000 tons in 1997 and 408,000 tons in 1996. SX/EW is a cost-effective process of extracting copper from certain types of ores. In conjunction with conventional concentrating, smelting and refining, SX/EW is a major factor in our continuing efforts to maintain internationally competitive costs. Total annual capacity of electrowon copper cathode production is currently 290,000 tons at Morenci, 75,000 tons at the Santa Rita plant and 75,000 tons at the Burro Chief plant near Tyrone.

         On February 3, 1998, we acquired the stock of Cobre Mining Company Inc. (Cobre) for $108.7 million including acquisition costs. We also assumed Cobre's outstanding debt of $14.8 million. The acquisition was at a price of $3.85 per common share for Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights, located in southwestern New Mexico adjacent to our Chino operations. On October 21, 1998, we announced the indefinite suspension of operations at Cobre. Operations will be suspended in a phased approach reducing copper production by 35,000 tons per year.

         We own and operate a smelter in Hidalgo County, New Mexico, and, through Chino Mines Company, a two-thirds interest in the Chino smelter in Hurley, New Mexico. We smelt virtually all of our share of our U.S. concentrate production and occasionally some concentrate production from Candelaria. Our Hidalgo smelter also serves as a custom smelter for other mining companies. In addition, we purchase concentrates to keep our smelters operating at efficient levels. Such purchases are expected to continue whenever the smelting capacity of the Hidalgo and Chino smelters exceeds our concentrate production level.

         We refine our share of anode copper production from our smelters at our refinery in El Paso, Texas, which is one of the world's largest copper refineries. During 1998, our refinery operated slightly below capacity producing just under 430,000 tons of electrolytic copper. The refinery's capacity of 450,000 tons of electrolytic copper per year is sufficient to refine all the anode copper we produce for our account at our two operating smelters as well as anodes from other customers that we refine on a toll basis. Our refinery also produces gold, silver and copper sulfate and recovers small amounts of selenium, platinum and palladium as by-products of the copper refining process.

         We are the world's largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of our refined copper, and additional purchased copper, is converted into rod at our continuous-cast copper rod facilities in El Paso, Texas, and Norwich, Connecticut. Our two plants have a collective annual capacity to convert more than 750,000 tons of refined copper into rod and other refined copper products. During 1998, combined production of rod and other refined copper products from our two plants was 764,400 tons.

         The following tables show our worldwide copper production by source for the years 1994 through 1998; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper prices; and production from our smelters and refinery. Major changes in operations during the five-year period included:

          +    curtailment of Chino operations beginning in the 1998 fourth quarter;
          +    acquisition of Cobre in February 1998 followed by indefinite suspension of underground mining in October 1998;
          +    indefinite suspension of operations at Ojos del Salado in October
               1998;
          +    completion of the Southwest solution extraction project at
               Morenci in the 1998 third quarter;
          +    commencement of operations at Candelaria in the 1994 fourth quarter followed by the expansion of concentrator operations in the 1997 fourth quarter;
          +    expansion of Chino's SX/EW plant at Santa Rita in 1997;
          +    increase in capacity at Morenci SX/EW facilities in 1995 and commencement of production at the Southside project; and
          +    sale of the Company's interest in the Santa Gertrudis gold mine in the 1994 second quarter.

PHELPS DODGE COPPER PRODUCTION DATA, BY SOURCE
     (thousand tons)

                              1998      1997      1996      1995      1994
                            --------  --------  --------  --------  --------
MATERIAL MINED (a)
 Morenci .................   288,200   291,698   297,688   261,264   240,700
 Tyrone ..................   108,359   107,896   102,936    83,935    62,067
 Chino ...................   117,432   121,639   122,939   115,821   105,057
 Cobre ...................    15,763        --        --        --        --
 Candelaria ..............   131,155    90,045    83,962    72,068    17,842
 Ojos del Salado .........     1,336     1,713     1,628     1,855     1,712
                            --------  --------  --------  --------  --------

  Total material mined ...   662,245   612,991   609,153   534,943   427,378
 Less minority
  participants' shares ...   108,605   102,305   102,421    92,211    74,692
                            --------  --------  --------  --------  --------

  Net Phelps Dodge share .   553,640   510,686   506,732   442,732   352,686
                            ========  ========  ========  ========  ========
MILL ORE MINED
 Morenci .................    49,392    50,951    47,136    44,284    45,240
 Chino ...................    17,306    18,413    20,061    17,026    17,811
 Cobre ...................     4,898        --        --        --        --
 Candelaria ..............    24,433    13,055    11,603    11,439     2,685
 Ojos del Salado .........     1,179     1,551     1,506     1,596     1,536
                            --------  --------  --------  --------  --------

  Total mill ore mined ...    97,208    83,970    80,306    74,345    67,272
 Less minority
  participants' shares ...    18,064    16,392    16,078    14,606    13,260
                            --------  --------  --------  --------  --------

  Net Phelps Dodge share .    79,144    67,578    64,228    59,739    54,012
                            ========  ========  ========  ========  ========
GRADE OF ORE MINED -
 PERCENT COPPER
 Morenci .................      0.68      0.72      0.70      0.64      0.65
 Chino ...................      0.68      0.69      0.67      0.76      0.69
 Cobre ...................      0.93        --        --        --        --
 Candelaria ..............      1.07      1.45      1.40      1.88      1.27
 Ojos del Salado .........      1.61      1.54      1.57      1.40      1.38

RECOVERABLE COPPER (b)
 Morenci:
  Concentrate ............     247.2     269.9     247.1     211.6     217.3
  Electrowon .............     275.8     272.3     262.5     225.7     190.1
 Tyrone:
  Precipitate ............        --       2.6       3.7       4.3       4.2
  Electrowon .............      82.6      76.6      76.0      70.4      68.9
 Chino:
  Concentrate and
   precipitate ...........      85.5      99.9      99.0     100.6      92.7
  Electrowon .............      72.4      69.1      69.5      68.1      66.8
 Cobre:
  Concentrate ............      34.2        --        --        --        --
 Candelaria:
  Concentrate ............     236.9     171.7     150.8     165.7      31.0
 Ojos del Salado:
  Concentrate ............      17.9      21.1      21.3      19.6      18.6
 Bisbee precipitate and
  miscellaneous ..........       0.2       0.9       3.4       1.6       3.6
                            --------  --------  --------  --------  --------

  Total recoverable copper   1,052.7     984.1     933.3     867.6     693.2
 Less minority
  participants' shares ...     178.7     172.0     162.9     154.9     120.4
                            --------  --------  --------  --------  --------

  Net Phelps Dodge share .     874.0     812.1     770.4     712.7     572.8
                            ========  ========  ========  ========  ========

PHELPS DODGE METAL PRODUCTION AND SALES (b)

                                  1998      1997      1996      1995      1994
                                --------  --------  --------  --------  --------
COPPER (THOUSAND TONS)
 Total production ............   1,052.7     984.1     933.3     867.6     693.2
 Less minority
  participants' shares .......     178.7     172.0     162.9     154.9     120.4
                                --------  --------  --------  --------  --------
  Net Phelps Dodge share .....     874.0     812.1     770.4     712.7     572.8
                                ========  ========  ========  ========  ========

 Sales (c) ...................     876.3     812.8     771.6     696.6     560.6
                                ========  ========  ========  ========  ========
GOLD (THOUSAND OUNCES)
 Total production ............       185       139       129       151        93
 Less minority
  participants' shares .......        36        30        26        31        28
                                --------  --------  --------  --------  --------
  Net Phelps Dodge share .....       149       109       103       120        65
                                ========  ========  ========  ========  ========

  Sales (c) ..................       145       113       125       125        47
                                ========  ========  ========  ========  ========
SILVER (THOUSAND OUNCES)
 Total production ............     3,566     3,254     2,636     2,739     1,627
 Less minority
  participants' shares .......       713       677       564       545       360
                                --------  --------  --------  --------  --------
  Net Phelps Dodge share .....     2,853     2,577     2,072     2,194     1,267
                                ========  ========  ========  ========  ========

  Sales (c) ..................     3,095     2,637     2,359     1,985     1,039
                                ========  ========  ========  ========  ========
MOLYBDENUM (THOUSAND POUNDS)
 Total production ............     1,369     2,121     2,427     2,024       969
 Less minority
  participants' shares .......       355       472       501       507       226
                                --------  --------  --------  --------  --------
  Net Phelps Dodge share .....     1,014     1,649     1,926     1,517       743
                                ========  ========  ========  ========  ========

  Sales ......................     1,050     1,272     2,141     1,328       698
                                ========  ========  ========  ========  ========
SULFURIC ACID
 (THOUSAND TONS)(d)
 Total production ............   1,222.1   1,263.4   1,235.3   1,252.6   1,276.7
 Less minority
  participant's share ........     200.9     210.5     191.8     181.3     191.5
                                --------  --------  --------  --------  --------
  Net Phelps Dodge share .....   1,021.2   1,052.9   1,043.5   1,071.3   1,085.2
                                ========  ========  ========  ========  ========

  Sales ......................     196.1     383.5     464.0     554.3     685.2
                                ========  ========  ========  ========  ========

--------------------------------------------------------------------------------

COMEX COPPER PRICE (e)             $0.75      1.04      1.06      1.35      1.07

--------------------------------------------------------------------------------

PHELPS DODGE SMELTERS, REFINERY AND ROD PRODUCTION

                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Smelters (f)
 Total copper (thousand tons)     405.8     419.1     428.8     422.5     411.7
 Less minority
  participant's share .......      60.1      64.5      62.9      58.6      60.0
                               --------  --------  --------  --------  --------
  Net Phelps Dodge share ....     345.7     354.6     365.9     363.9     351.7
                               ========  ========  ========  ========  ========

Refinery (g)
 Copper (thousand tons) .....     429.3     455.3     450.1     453.0     453.8
 Gold (thousand ounces) .....      74.6     107.9     114.4     145.4     118.0
 Silver (thousand ounces) ...   2,523.8   2,843.0   3,142.5   3,441.5   2,672.3


Rod (h) (thousand tons) .....     764.4     747.0     711.4     654.2     683.5

--------------------------------------------------------------------------------

Footnotes to tables:

     (a)  Includes material mined for leach operations.
     (b) Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.
     (c)  Excludes sales of purchased copper, silver and gold.
     (d) Sulfuric acid production results from smelter air quality control operations; sales do not include internal usage.
     (e) New York Commodity Exchange annual average spot price per pound - cathodes.
     (f) Includes production from purchased concentrates and copper smelted for others on a toll basis.
     (g) Includes production from purchased material and copper refined for others on a toll basis.
     (h)  Includes rod, wire and other shapes.

         OTHER MINING OPERATIONS AND INVESTMENTS

         Phelps Dodge Mining (Pty.) Limited, our wholly owned subsidiary, operates the Witkop open-pit fluorspar mine and a mill in the western Transvaal, South Africa. We produce acid-grade fluorspar concentrates at that operation for customers in South Africa, the United States, Europe, Australia and Asia. We produced a total of 101,800 metric tons of acid-grade fluorspar in 1998, compared with 97,800 metric tons in 1997. Fluorspar is primarily used in the production of glass products and refrigerants.

         We own a 13.9 percent interest in Southern Peru Copper Corporation
(SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW facility, a smelter and a refinery in Peru. SPCC's other principal shareholders are ASARCO Incorporated with a 54.1 percent interest and the Cerro Trading Company with a 17.8 percent interest. The common stock we hold as well as that held by ASARCO and Cerro Trading Company is closely held and is not registered for trading. The remaining 14.2 percent interest is publicly held. SPCC's results are not included in our earnings because we account for our investment in SPCC on the cost basis. During 1998, we received dividend payments of $5.7 million from SPCC, compared with $14.1 million in 1997 and $16.4 million in 1996.

         On May 6, 1997, we acquired an indirect 40 percent voting interest, representing an indirect 26.67 percent economic interest, in a leading Peruvian zinc mining company, Compania San Ignacio de Morococha S.A. (SIMSA) and its San Vicente mine. SIMSA's other shareholder with voting shares is the Jesus Arias family. The underground mine produces approximately 130 million pounds of zinc annually. We account for our investment in SIMSA on the equity basis.

         In the fourth quarter of 1998, we sold our interest in Black Mountain Mineral Development Company (Pty.) Limited in the Cape Province of South Africa to Amcoal Colliery and Industrial Operations Limited (Amcoal) for $18.5 million. We had owned 44.6 percent of Black Mountain and Gold Fields of South Africa group, who managed the operation, owned 55.4 percent. Amcoal also purchased Gold Fields share of Black Mountain. We received $1.1 million, $3.4 million and $6.0 million in dividend payments from Black Mountain in 1998, 1997 and 1996, respectively.

PD MINING - EXPLORATION & DEVELOPMENT

         Our exploration group's primary objectives are to increase copper reserves through discoveries, acquisitions and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. This group operates in more than 30 countries and maintains offices in Australia, Austria, Brazil, Canada, Chile, Eritrea, India, Indonesia, Madagascar, Mexico, Peru, the Philippines, South Africa, the United States and Zambia.

         The 1998 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. We expended $42.0 million on worldwide exploration during 1998, compared with $74.1 million in 1997 and $70.7 million in 1996. Approximately 26 percent of the 1998 expenditures occurred in the United States with 19 percent being spent at our mine sites. This compares with 33 percent in 1997 (23 percent at mine sites) and 47 percent in 1996 (33 percent at mine sites). The balance of exploration expenditures was spent principally in Australasia, Brazil, Canada, Chile, Mexico, Peru and Madagascar.

         During 1998, exploration efforts continued at our existing copper operations. In New Mexico, additional mine-for-leach resources were delineated in the Tyrone area.

         On May 7, 1997, we announced plans to resume production at our Ajo copper mine in southern Arizona where mining operations have been suspended since 1984. Environmental permitting is continuing while the project is on hold pending an improvement in market conditions.

         Environmental permitting is in progress to advance the development of our Dos Pobres and San Juan deposits in the Safford District in eastern Arizona. The Dos Pobres deposit contains a total of 286 million tons of leach material with a grade of 0.39 percent copper. The San Juan deposit contains 272 million tons of leach material with a grade of 0.28 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of concentrator material with a grade of 0.65 percent copper.

         Internationally, our exploration group completed a feasibility study on the Ambatovy nickel/cobalt deposit in central Madagascar. Detailed drilling in the district, which is located 80 kilometers east of the capital city of Antananarivo, defined a resource of 210 million tons at 1.1 percent nickel and
0.1 percent cobalt. Acid consumption by the ore is low, and the ore is amenable to high pressure acid leach extraction for nickel and cobalt. The feasibility study indicated there was a need for the price of nickel to increase to make the project economical.

         We completed a pre-feasibility study on our 70 percent-owned Piedras Verdes property in Sonora, Mexico, in 1998. Results indicated a leachable resource of 310 million tons at 0.37 percent copper. Metallurgical testwork is continuing.

         In 1998, we formed a Brazilian joint venture company with Companhia Vale do Rio Doce (CVRD) under the name Mineracao Serra do Sossego S.A. (Sossego). The venture agreement required us to spend approximately $4.5 million on exploration and related activities in order to earn a 50 percent share in the venture. Having completed our earn-in, the mineral rights and all initial investments were transferred into the new company in December 1998. The deposit contains an estimated 200 million tons at 1.2 percent copper with 0.31 grams of gold per ton. Sossego is starting the necessary work to develop a pre-feasibility study to further define the resource and determine the viability of the project.

ORE RESERVES

       Ore reserves at each of our active copper operations and at Safford, Ajo, Ojos del Salado and Cobre have been estimated as follows:

------------------------------------------------------------------------------------------------------------------
                           Estimated at December 31, 1998                   Estimated at December 31, 1997
                   ----------------------------------------------   ----------------------------------------------
                       Milling            Leaching                      Milling            Leaching
                       Reserves           Reserves        Phelps        Reserves           Reserves        Phelps
                   ----------------   ----------------     Dodge    ----------------   ----------------     Dodge
                   Million      %     Million      %     Interest   Million      %     Million      %     Interest
                     Tons    Copper     Tons    Copper      (%)       Tons    Copper     Tons    Copper      (%)
                   -------   ------   -------   ------   --------   -------   ------   -------   ------   --------
Morenci ........     475.8     0.63   2,076.9     0.22       85.0     543.3     0.68   1,628.1     0.26       85.0

Chino ..........     350.3     0.62     483.0     0.30       66.7     368.9     0.62     520.8     0.30       66.7

Tyrone .........        --       --     466.3     0.32      100.0        --       --     455.0     0.34      100.0

Cobre ..........     133.6     0.73      98.0     0.35      100.0       N/A      N/A       N/A      N/A         --

Candelaria* ....     456.1     0.85        --       --       80.0     475.8     0.88        --       --       80.0

Safford ** .....     330.0     0.65     558.2     0.34      100.0     330.0     0.65     285.0     0.39      100.0

Ajo ............     150.0     0.56        --       --      100.0     150.0     0.56        --       --      100.0

Ojos del Salado*      18.7     1.32        --       --      100.0      19.7     1.32        --       --      100.0

----------

*   The Candelaria and Ojos del Salado deposits also contained, respectively,
    0.006 ounces and 0.008 ounces of gold per ton in 1998 and 1997.
** Safford deposit includes Dos Pobres and San Juan reserves in 1998 and Dos Pobres reserves in 1997.
--------------------------------------------------------------------------------

       Our estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

--------------------------------------------------------------------------------

                                            1998    1997    1996    1995    1994
                                            ----    ----    ----    ----    ----
Milling reserves (billion tons) ........     1.6     1.6     1.3     1.2     1.0

Leaching reserves (billion tons) .......     3.2     2.5     2.2     1.8     1.7

Commercially recoverable copper
 (million tons) ........................    14.5    13.7    12.1    12.3    10.6

--------------------------------------------------------------------------------

     Ore reserves are those estimated quantities of ore that may be profitably mined and processed for extraction of their constituent values. Estimates of our reserves are based upon our engineering evaluations of assay values derived from samplings of drill holes and other openings. In our opinion, the sites for such samplings are spaced sufficiently close and the geologic charateristics of the deposits are sufficiently well defined to render the estimates reliable. Stated tonnages and grades of ore do not reflect waste dilution in mining or losses in processing. Leaching reserves include copper estimated to be recoverable from leach reserves remaining to be mined at Morenci, Chino, Tyrone, Cobre and Safford. Commercially recoverable copper includes copper estimated to be recoverable from milling and leaching reserves and from existing stockpiles of leach material at Morenci, Chino, Tyrone, Cobre and Safford.

     Ore reserves at each of our other mining operations and investments at year-end 1998 are estimated as follows:
--------------------------------------------------------------------------------

                                        Ore                              Phelps
                                     Reserves                  %         Dodge
                                      Million         %     Calcium     Interest
                                       Tons        Copper   Fluoride       (%)
                                     --------      ------   --------    --------
Southern Peru Copper Corporation *    1,695.9       0.67         --       13.9

Phelps Dodge Mining Limited ......       27.9         --      16.45      100.0

----------
* Southern Peru Copper Corporation deposits also contain approximately 790 million tons of leach material at a grade of 0.22 percent copper.
--------------------------------------------------------------------------------

     We hold various other properties containing mineral deposits that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would be required before operations could commence at these properties. The deposits are estimated to contain the following mineralization as of December 31, 1998:

-------------------------------------------------------------------------------------------------------

                                               Sulfide Material          Leach Material         Phelps
                                               ----------------          --------------          Dodge
                                               Million      %      Million      %        %     Interest
                                  Location      Tons     Copper      Tons    Copper   Nickel      (%)
                                  --------     -------   ------    -------   ------   ------   --------
American Mountain ..............   Arizona       --         --        140     0.25       --       85.0

Cochise ........................   Arizona       --         --        210     0.40       --      100.0

Copper Basin ...................   Arizona       70       0.53         --       --       --      100.0

Garfield .......................   Arizona       --         --      1,000     0.27       --       85.0

Lone Star ......................   Arizona       --         --      1,600     0.38       --      100.0

Sanchez ........................   Arizona       --         --        230     0.29       --      100.0

Western Copper .................   Arizona      530       0.55        500     0.31       --       85.0

Piedras Verdes .................    Mexico       --         --        310     0.37       --       70.0

Southern Peru Copper Corporation     Peru       370       0.62         --       --       --       13.9

Ambatovy * .....................  Madagascar     --         --        210       --     1.10      100.0

----------

*  Ambatovy deposit also contains 0.10 percent cobalt.
-------------------------------------------------------------------------------------------------------

PD MINING - SALES AND COMPETITION

         The majority of our copper, produced or purchased, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 55 percent of PD Mining's sales in 1998. We also sell copper as concentrate and cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Our rod also is used by our magnet wire, bare wire and specialty conductor operations.

         We sell our copper rod and cathode at a premium over New York Commodity Exchange (COMEX) prices. We also sell copper concentrates based on COMEX or London Metal Exchange (LME) prices. From time to time, we engage in hedging programs designed to enable us to realize current average prices for metal delivered or committed to be delivered. We also enter into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of expected future mine production (see Management's Discussion and Analysis and Notes 1 and 20 to the Consolidated Financial Statements for a further discussion of such arrangements).

         Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It is also used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

         When we sell copper as rod, cathode and concentrates, we compete, directly or indirectly, with many other sellers including at least four other U.S. primary producers as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and in some cases a lack of strict regulatory requirements. We believe that our ongoing programs to contain costs and improve productivity have significantly narrowed these cost advantages and have placed us in a favorable competitive position with respect to a number of our international competitors.

         Other materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Our principal methods of competing include pricing, product quality, customer service and dependability of supply.

PD MINING - PRICES, SUPPLY AND CONSUMPTION

         Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges -- COMEX and LME. The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange values.

         In 1996, the COMEX copper price averaged $1.06 per pound of copper cathode, 29 cents less than the 1995 average price. The decrease was attributable primarily to the market's reaction to more than $2 billion in losses from unauthorized transactions by a Japanese company's principal copper trader.

         While the market anticipated a copper supply increase in 1996, worldwide copper inventories remained at the four-week level consistent with 1995 levels. The stability was due to continued growth in copper consumption, slightly reduced output of smelters and lack of available scrap, which forced brass mills to purchase cathode as a substitute. Western world copper consumption increased by more than 3 percent. The economic expansion in the United States fueled strong demand in all copper consuming sectors. In Europe, growth was flat compared with 1995. Strong fundamental growth continued in Southeast Asia in 1996, and China imported large quantities of copper to increase strategic inventories.

         In 1997, the COMEX copper price averaged $1.04 per pound of copper cathode, 2 cents less than the 1996 average price. The bullish market of 1996 continued into early 1997 driven by a buoyant North American economy, excellent growth in the copper rod and brass mill markets in the United States, and the beginning of an economic recovery in Europe. Copper inventories increased steadily during the third quarter of 1997, however, driving prices down. In late 1997, concern about excess future supply from expansions at existing copper operations and the start-up of new mining projects, combined with market volatility as a result of the collapse of several Southeast Asian economies, caused dramatic decreases in the price of copper. Consumption in the region dropped sharply and, at the same time, Asian copper users liquidated existing inventories. By the close of the year, copper prices had plummeted to a four-year low.

         In 1998, the price of copper averaged 75 cents per pound of copper cathode, 29 cents less than the 1997 average price. The negative factors present in the market at the end of 1997 continued into 1998. Asian economies continued to weaken and the financial turmoil spread to other developing economies, depressing the price of copper as well as other base metals and commodities. The price also was pressured by announcements of increases in production by some existing mines and the completion of new mines during the year. Although Asian copper consumption remained weak, demand in both Europe and North America was strong, especially in the first half of the year. After falling in the second quarter of the year, copper inventories increased throughout the third and fourth quarters with LME warehouse inventories ending the year at their highest levels since early 1994. Spot copper ended 1998 at 66 cents per pound, the lowest price seen since 1987 and the lowest price this century when adjusted for inflation.

PD MINING - COSTS

         Our unit production cost of copper in 1998 was slightly lower than in 1997, principally as a result of increased production volumes at our SX/EW plants whose effect was partially offset by slightly higher mining, concentrating, smelting and depreciation costs.

PD MINING - ENERGY SUPPLIES

         The principal sources of energy for our copper operations are natural gas, petroleum products, waste heat generated in the smelting process and electricity purchased from public utilities. Each of our mine power plants and smelters uses natural gas as its primary fuel, and each is capable of being converted to oil. We have not experienced any difficulties in recent years in obtaining adequate fuel to maintain production.

PD MINING - ENVIRONMENTAL AND OTHER REGULATORY MATTERS

         Our operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. The federal Clean Air Act, as amended (the Clean Air Act), has had a significant impact, particularly on our smelters. Costs associated with environmental compliance have increased over time, and we expect these costs to continue to rise in the future. Improving environmental performance is our goal. Good progress has been made to meet the challenge of increasingly complex environmental regulations, particularly those environmental regulations affecting the mining industry.

         The "solid wastes" of our copper operations are subject to regulation under the federal Resource Conservation and Recovery Act (RCRA) and related state laws. To the extent these wastes affect surface waters, our operations are regulated under the federal Clean Water Act and similar state water quality laws. Historically, mining wastes have been exempted from the federal "hazardous waste" regulations under RCRA. As a result of policies made by the Environmental Protection Agency (EPA), all "extraction" and "beneficiation" wastes and 20 mineral "processing" wastes retain the exemption, and are to be regulated as "solid waste," rather than as "hazardous waste," under RCRA Subtitle C. Only three of the 20 exempt "processing" wastes are copper "processing" wastes. Because of this EPA regulation, the generation and management of any other mineral smelting or refining waste could be subject to "hazardous waste" regulation if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a "listed hazardous waste." We have taken steps to address the potential regulation as "hazardous waste" of any of our wastes which no longer meet the definition of exempt mineral "processing" wastes.

         RCRA Subtitle D rules regulating mineral "extraction" and "beneficiation" wastes and "processing" wastes that are exempt from RCRA Subtitle C have not yet been put into effect by EPA, Arizona or New Mexico. EPA recently finalized its supplemental Land Disposal Restriction Phase IV (LDR) rules which impose "hazardous waste" regulation on "processing" waste or secondary material that is stored or treated before it is recycled. This final LDR rule also subjects mineral processing materials that exhibit a hazardous waste characteristic to stringent treatment standards if the materials are disposed on land. We cannot now estimate the impact of any future "solid waste" rules on our operations. In addition, while EPA's final LDR rule likely will require us to continue to make expenditures, it is not possible to determine the full impact on us of the new LDR requirements until the requirements are fully adopted and implemented by Arizona, New Mexico and Texas.

         Our copper operations are also subject to federal and state laws and regulations protecting both surface water and groundwater quality. We possess, or have applied for, the necessary permits or governmental approvals presently required under these rules and regulations.

         At the Hidalgo smelter at Playas, New Mexico, in accordance with the discharge plan approved by the New Mexico Environment Department (NMED), we continue to monitor and report to NMED on our progress associated with groundwater quality near the smelter's compacted, clay-lined evaporation pond. We are continuing our efforts to assess the effect on groundwater quality from operation of the evaporation pond. If the results of this assessment indicate a problem, we will implement appropriate technologies and contingency plans to protect groundwater. We have also agreed during the term of an earlier discharge plan to stop placing acidic fluids on the evaporation pond. In addition, we have agreed to neutralize or remove the acidic solutions present in the evaporation pond, and to commence a groundwater remediation program for any existing contamination. To do this we have installed a neutralization facility, a series of lined impoundments, and a series of pumpback wells that are being operated to begin remediation of groundwater and to prevent future contamination.

         In 1989, Arizona adopted regulations for its aquifer protection permit
(APP) program, which replaced the then existing Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination. APP applications for existing facilities operating under the APP transition provisions are not required to do this until requested by the State, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for a closed tailing pile in Clarkdale, Arizona. We have also conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Morenci mine and our Copper Queen branch. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate such costs. We are likely to continue to have to make expenditures to comply with the APP program and regulations.

         In the United States, the Emergency Planning and Community Right-to-know Act was recently expanded to cover mining operations. This law, which has applied to other Phelps Dodge businesses for more than a decade, requires companies to report to the U.S. EPA the amount of certain materials managed in or released from their operations each year. By July 1, 1999, we will report the volume of naturally occurring metals and other substances that we managed during 1998 once the usable copper was extracted. These materials are very high in volume and how they are managed is covered by existing regulations and permit requirements.

         On December 23, 1994, Chino, located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department. This AOC requires Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. We acquired Chino at the end of 1986. The studies began in 1995 and, until the studies are completed, it is not possible to determine the nature, extent, cost, and timing of remedial work which could be required under the AOC. Remedial work is expected to be required under the AOC.

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and our operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and our operations began submitting the required reclamation plans in 1997. Reclamation is an ongoing activity and we recognize estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase our regulatory obligations and compliance costs with respect to mine closure and reclamation.

         The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. In response to these new laws, several of our subsidiaries have submitted applications for Title V operating permits. These programs will likely increase our regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of our facilities if any are determined to be a major source of federal hazardous air pollutants. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the full impact of the new requirements.

         We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $30 million in 1999 and from $30 million to $35 million in 2000; $22 million was spent on such programs in 1998. We also anticipate making significant capital and other expenditures beyond 2000 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management
(BLM) to form a task force to review BLM's hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on our current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments or revisions to the hardrock mining surface management regulations could result in additional expenses in the development and operation of new mines on federal lands.

         We are also subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions. These laws include the Occupational Safety and Health Act of 1970 and the Mine Safety and Health Act of 1977. Present and proposed regulations govern worker exposure to a number of substances and conditions present in work environments. These include dust, mist, fumes, heat and noise. We are making and will continue to make expenditures to comply with health and safety laws and regulations.

         We do not expect that the additional capital and operating costs associated with achieving compliance with the many environmental, health and safety laws and regulations will materially adversely affect our competitive position relative to other U.S. copper producers. These domestic copper producers are also subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect us in our efforts to compete globally with those foreign producers not subject to such stringent requirements.

PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. The two segments are specialty chemicals and wire and cable.

SPECIALTY CHEMICALS SEGMENT

         Columbian Chemicals Company and its subsidiaries (Columbian Chemicals), our specialty chemicals segment headquartered in Atlanta, Georgia, is an international producer and marketer of carbon blacks. At Columbian Chemicals, we produce a full range of rubber and industrial carbon blacks in 13 plants worldwide, with approximately 42 percent of our production in North America and the remaining 58 percent at facilities in Europe, Asia and Latin America. Our rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. Our industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable.

         In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black. In January 1999, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million. This business includes a 110,000 metric ton per year manufacturing plant. Both of these new businesses will be managed by Columbian Chemicals. We also maintain sales offices in 13 countries and make use of distributors worldwide.

         Extensive research, development and engineering is performed at four of our specialty chemical locations. Our main specialty chemicals technology center, which was relocated from Swartz, Louisiana, to Atlanta, Georgia, in 1998, is responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at the technology center is supported by development work at the company's North Bend, Louisiana, and Hamilton, Ontario, plants. The European Central Laboratory at Avonmouth, United Kingdom, provides technical support for our European specialty chemical operations.

         SPECIALTY CHEMICALS - COMPETITION AND MARKETS

         The principal competitive factors in the various markets in which our specialty chemicals segment competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line, and research and development.

         Columbian Chemicals is among the world's largest producers of carbon black. Approximately 90 percent of the carbon black produced is used in rubber applications, a substantial portion of which is used in the tire industry. Major tire manufacturers worldwide account for a substantial portion of our carbon black sales. In addition, we maintain a strong competitive position in mechanical rubber goods markets based on our commitment to quality and service. We are not aware of any product that could be substituted for carbon black to a significant extent in any of its principal applications. Including Columbian Chemicals, there are a total of six carbon black producers in the United States, two in Canada, three in Western Europe and two major producers in South America. There are also many producers in Asia. The carbon black industry is highly competitive, particularly in the rubber black market.

         SPECIALTY CHEMICALS - RAW MATERIALS AND ENERGY SUPPLIES

         Carbon black is produced primarily from heavy residual oil, a by-product of the crude oil refining process. At Columbian Chemicals, we purchase substantially all of our feedstock on a spot basis at prices that fluctuate with world oil prices. Our residual oil feedstock and other raw materials for our specialty chemicals business are purchased from various suppliers. The cost of feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of increasing oil prices, we must be able to pass through to customers any increase in feedstock costs. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

         Our specialty chemical operations generally use purchased electricity and natural gas as their principal sources of energy.

WIRE AND CABLE SEGMENT

         Our wire and cable segment comprises Phelps Dodge Magnet Wire Company and its subsidiaries and Phelps Dodge International Corporation and its affiliates.

         Phelps Dodge Magnet Wire Company, headquartered in Fort Wayne, Indiana, is an international producer of magnet wire, the insulated conductor used in most electrical motors. Our magnet wire products are manufactured in the United States at plants in Fort Wayne, Indiana; Hopkinsville, Kentucky; Laurinburg, North Carolina; and El Paso, Texas. We also manufacture products at plants in Mureck, Austria, and Monterrey, Mexico. The Austrian operation, Phelps Dodge Eldra, GmbH, was a joint venture with Eldra Elektrodraht-Erzeugung GmbH, a European magnet wire manufacturer in which we owned a 51 percent interest. On July 15, 1998, we purchased Eldra Elektrodraht-Erzeugung GmbH's 49 percent interest in the operation resulting in the operation becoming a wholly owned subsidiary under the name of Phelps Dodge Magnet Wire (Austria) GmbH. In March 1998, we began commercial operation at Phelps Dodge Magnet Wire de Mexico, S.A. de C.V., our new magnet wire manufacturing plant in Monterrey, Mexico.

         Our plants draw, roll and insulate copper and aluminum wire which is sold as magnet wire and bare conductors to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops and smaller original equipment manufacturers through a network of distributors.

         Phelps Dodge International Corporation (PDIC), headquartered in Coral Gables, Florida, is primarily involved in the manufacture of telecommunication and energy cables and specialty conductors for international markets through U.S. operations and joint venture associations in 14 other countries. Through PDIC, we also provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Four of our international wire and cable companies have continuous-cast copper rod facilities and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies operating in nine countries -- Brazil, Chile, Costa Rica, Ecuador, El Salvador, Honduras, Thailand, Venezuela and Zambia. In December 1997, we acquired for $72 million a 60 percent interest in the copper and aluminum wire and cable manufacturing business of Alcoa Aluminio, S.A., of Brazil. Additionally, we inaugurated a copper and aluminum power cable manufacturing facility in November 1997, Phelps Dodge Yantai Cable Company (PDYCC), in the People's Republic of China. We own 66.67 percent of a holding company that has a 60 percent interest in PDYCC. PDYCC is accounted for on the equity basis. We also have minority interests in companies located in Hong Kong, Thailand, China and the Philippines, accounted for on the equity basis, and in companies located in Greece and India, accounted for on the cost basis.

         Through PDIC, we also manage wholly owned U.S. operations that manufacture and market specialty high-performance conductors for the aerospace, automotive, biomedical, computer and consumer electronics markets. The principal products are highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches. These manufacturing operations consist of plants located in Inman, South Carolina; Trenton, Georgia; and Elizabeth, Fairfield, Montville and West Caldwell, New Jersey. The plants in Fairfield, Montville and West Caldwell, New Jersey, were added in May 1996 when we acquired Nesor Alloy Corporation.

         WIRE AND CABLE - COMPETITION AND MARKETS

         With the new plant in Monterrey, Mexico, and our 1998 acquisition of our partner's interest in the manufacturing facility in Austria, we believe that Phelps Dodge Magnet Wire Company will continue its position as one of the world's largest manufacturers of magnet wire. We principally compete with Essex, Alcatel and Rea Magnet Wire Operations. Through PDIC, we also manufacture magnet wire at affiliate companies in Venezuela and Zambia.

         Our international telecommunication and energy cable companies primarily sell products to contractors, distributors, and public and private utilities. Our products are used in lighting, power distribution, telecommunications and other electrical applications. Our specialty high-performance conductors are sold primarily to intermediaries (insulators, assemblers, subcontractors and distributors). Approximately one-half of these products are ultimately sold to commercial and military aerospace companies for use in airframes, avionics, space electronics, radar systems and ground control electronics. Specialty high-performance conductors are also used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. We have two primary U.S. competitors and compete with three importers in the specialty conductor market; however, in those few markets where we compete for high volume products, we face competition from several U.S. fabricators.

         WIRE AND CABLE - RAW MATERIALS AND ENERGY SUPPLIES

         The principal raw materials used by our magnet wire manufacturing operations are copper, aluminum and various chemicals and resins used in the manufacture of electrical insulating materials. Most of the copper purchased for our magnet wire operations is from our mining division.

         The principal raw materials used by our international telecommunication and energy cable companies are copper, copper alloy, aluminum, copper-clad steel and various electrical insulating materials. The specialty conductor product line is usually plated with silver, nickel or tin. With the exception of copper needed in specialty conductors, a majority of the materials used by these companies is purchased from others. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

         Most of our wire and cable operations generally use purchased electricity and natural gas as their principal sources of energy. Our magnet wire company's principal manufacturing equipment uses natural gas, however; it is also equipped to burn alternative fuels.

WHEEL AND RIM OPERATIONS

         Effective January 1, 1998, we sold 90 percent of Accuride Corporation and its subsidiaries (Accuride), which manufacture steel and aluminum wheels and rims for medium and heavy trucks, trailers and buses, to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P., on September 30, 1998. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)

PHELPS DODGE INDUSTRIES - ENVIRONMENTAL MATTERS

         Environmental laws and regulations affect many aspects of our industrial operations. We estimate that capital expenditures for programs to comply with applicable environmental laws and regulations within our Phelps Dodge Industries division will total approximately $16 million in 1999 and from $10 million to $12 million in 2000; $6 million was spent on these programs in 1998. We anticipate making significant capital and other expenditures after 2000 for continued compliance with environmental laws and regulations. Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate accurately the total amount of such expenditures over the longer term, but it may be substantial. (See the discussion of "OTHER ENVIRONMENTAL MATTERS.")

OWNERSHIP OF REAL PROPERTY

         Our world headquarters is located in Phoenix, Arizona. The Phoenix office is a leased property. We own substantially all the land on which our copper mines, concentrators, SX/EW facilities, smelters, refinery and rod mills are located. Our Chino partnership leases insignificant amounts of real property under a variety of terms. This leased real property is not critical to Chino operations.

         We also own most of the plants and the land on which Phelps Dodge Industries operations are located. The exceptions are the leased land and buildings of Phelps Dodge Magnet Wire in Austria and PDIC plants in Fairfield and Montville, New Jersey. Additionally, six international plants are located on leased land. This land is not a material portion of our overall operations.

LABOR MATTERS

         Employees at PD Mining's Arizona operations, El Paso refinery and rod mill, Tyrone, Hidalgo smelter, Burro Chief Copper Company and Norwich rod mill, and some employees at Chino are not represented by any unions. The collective bargaining agreements covering approximately 500 employees at our Chino operations in New Mexico expired on June 30, 1996. New collective bargain agreements were ratified on November 18, 1998, with effective dates of November 18, 1998, through November 15, 2002.

         In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. The collective bargaining agreement covering approximately 200 employees at our Hopkinsville, Kentucky, magnet wire plant expired on October 11, 1996. New collective bargain agreements were ratified on February 26, 1999, with effective dates of March 1, 1999, through October 11, 2003. Additionally, our magnet wire plant in Ft. Wayne, Indiana, has a four-year agreement covering approximately 270 employees that expires on May 1, 1999. Our specialty chemicals plant in El Dorado, Arkansas, has a three-year agreement covering approximately 50 employees that expires on March 31, 1999.

RESEARCH AND DEVELOPMENT

         We conduct research and development programs relating to technology for exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. We also conduct research and development programs related to our carbon black products through Columbian Chemicals, our wire insulating processes and materials through Phelps Dodge Magnet Wire Company, and conductor materials and processes through PDIC. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $18.0 million in 1998, compared with $17.7 million in 1997 and $16.5 million in 1996.

OTHER ENVIRONMENTAL MATTERS

         We are subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), as amended by the Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL). The EPA has included 13 sites owned by us on the NPL. We believe that most, if not all, of the sites identified do not qualify for listing on the NPL.

         We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment. In many cases, this involves past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from EPA or individual states under CERCLA or a state equivalent state law. We are participating in environmental assessment and remediation activity at 39 sites. For further information about these proceedings, see Item 3. Legal Proceedings, Part III.

         At December 31, 1998, we had reserves of $106.0 million for remediation of certain of the sites discussed above and other environmental costs. We record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can be reasonably estimated. Our estimates of these costs are based upon available facts, existing technology, and current laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

         The amounts of these liabilities are very difficult to estimate. This is due to factors such as the unknown extent of the remedial actions that may be required. In the case of sites not owned by us, the extent of our probable liability in proportion to the probable liability of other parties is difficult to estimate. We have other probable environmental liabilities that in our judgment cannot be reasonably estimated. Losses attributable to remediation costs are reasonably possible at other sites. We cannot currently estimate the total additional loss we may incur for these environmental liabilities, but that loss could be substantial.

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists. However, we do not recognize these recoveries in our financial statements until they become probable.

         Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, please see PD Mining - Environmental and Other Regulatory Matters and Phelps Dodge Industries
- Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 1999 and 2000, and the expenditures in 1998, are separate from the reserves and estimates described above.

         The Environmental, Health and Safety Committee of the Board of Directors comprises four non-employee directors. The Committee met three times in 1998 to review, among other things, the Company's policies with respect to environmental, health and safety matters, and the adequacy of management's programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

ITEM 3.  LEGAL PROCEEDINGS

         I. We are a member of several trade associations. As a participating member of these trade associations, we also are active in legal proceedings challenging administrative regulations which are considered by the trade association to be poor policy. In some instances, the legal challenges brought by the trade associations request that the government consider the full impact and results of the proposed regulation on business operations. For example, the EPA is requiring air quality controls and air measurement obligations that industry considers too burdensome.

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

                    (a) Petition was filed by us on or about February 17, 1978, and process has been served on all potential claimants. Virtually all statements of claimant have been filed.

                    (b) The principal parties, in addition to us, are the State of Arizona, the Navajo Nation, the Hopi Indian Tribe, the San Juan Southern Paiute Tribe and the United States on its own behalf and on behalf of those Indian tribes. In this adjudication and in the adjudications reported in items 2.(a), (b) and (c) below, the United States and the Indian tribes seek to have determined and quantified their rights to use water arising under federal law on the basis that, when the Indian reservations and other federal reservations were established by the United States, water was reserved from appropriation under state law for the use of those reservations.

                    (c) This proceeding could affect, among other things, our
               rights to impound water in Show Low Lake and Blue Ridge Reservoir and to transport this water into the Salt River and Verde River watersheds for exchange with the Salt River Valley Water Users' Association. We have filed statements of claimant for these and other water claims. This litigation is stayed pending the outcome of current settlement negotiations. The Court has not set a final schedule of cases to go to trial, should the litigation resume.


               2. In re the General Adjudication of All Rights to Use Water in the Gila River System and Source, Nos. W-1 (Salt River), W-2 (Verde River), W-3 (Gila River) and W-4 (San Pedro River) (Superior Court of Arizona, Maricopa County). As a result of consolidation proceedings, this action now includes general adjudication proceedings with respect to the following three principal river systems and sources:

                    (a) The Gila River System and Source Adjudication:

                         (i) Petition was filed by us on February 17, 1978.
                    Process has been served on water claimants in the upper and lower reaches of the watershed and virtually all statements of claimant have been filed.

                         (ii) The principal parties, in addition to us, are the
                    Gila Valley Irrigation District, the San Carlos Irrigation and Drainage District, the State of Arizona, the San Carlos Apache Tribe, the Gila River Indian Community and the United States on its own behalf and on behalf of the tribe and the community.

                         (iii) This proceeding could affect, among other things,
                    our claim to the approximately 3,000 acre-feet of water that it diverts annually from Eagle Creek, Chase Creek or the San Francisco River and its claims to percolating groundwater that is pumped from wells located north of its Morenci Branch operations in the Mud Springs and Bee Canyon areas and in the vicinity of the New Cornelia Branch at Ajo. We have filed statements of claimant with respect to waters that it diverts from these sources.

                         (iv) In 1997, issues of dispute arose between Phelps
                    Dodge and the San Carlos Apache Tribe regarding our use and occupancy of the Black River Pump Station which delivers water to the Morenci operation. On May 12, 1997, the Tribe filed suit against us in San Carlos Apache Court, seeking our eviction from the Tribe's Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, we reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by us. The legislation does not address any potential claims by the Tribe relating to our historical occupancy and operation of our facilities on the Tribe's Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

                         The 1997 legislation required that the Company and the
                    Tribe enter a lease for the delivery of Central Arizona Project water through the Black River Pump Station to Morenci on or before December 31, 1998. In the event a lease was not signed, the legislation expressly provided that the legislation would become the lease. The legislation included the principal terms for that eventuality. To date, we have not entered into a lease with the Tribe, but are relying on our rights under the legislation and are prepared to enforce those rights if necessary. We are cooperating with the United States, which operates the pump station, to reach an agreement with the Tribe on the lease issue.

                         (v) On May 4, 1998, we executed a settlement agreement
                    with the Gila River Indian Community (the Community) that resolves the issues between us and the Community pertinent to this litigation. This settlement is subject to the approval of the Secretary of the Interior and the passage of federal legislation.

                    (b) The Salt River System and Source Adjudication:

                         (i) Petition was filed by the Salt River Valley Water
                    Users' Association on or about April 25, 1974. Process has been served, and statements of claimant have been filed by virtually all claimants.

                         (ii) Principal parties, in addition to us, include the
                    petitioner, the State of Arizona and the United States, on its own behalf and on behalf of various Indian tribes and communities including the White Mountain Apache Tribe, the San Carlos Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community and the Gila River Indian Community.

                         (iii) We have filed a statement of claimant to assert
                    our interest in the water exchange agreement with the Salt River Valley Water Users' Association by virtue of which it diverts from the Black River water claimed by the Association and repays the Association with water impounded in Show Low Lake and Blue Ridge Reservoir on the Little Colorado River Watershed, and to assert our interest in "water credits" to which we are entitled as a result of our construction of the Horseshoe Dam on the Verde River.

                         (iv) The Salt River Pima-Maricopa Indian Community,
                    Salt River Valley Water Users' Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde and Salt River system. The settlement has been approved by Congress, the President and the Arizona Superior Court. Under the settlement, the Salt River Pima-Maricopa Indian Community waived all water claims it has against all other water claimants (including us) in Arizona.

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

                         (ii) The principal parties, in addition to us, are the
                    petitioner, the Fort McDowell Mohave-Apache Indian Community, the Payson Community of Yavapai Apache Indians, the Salt River Pima-Maricopa Indian Community, the Gila River Indian Community, the United States on its own behalf and on behalf of those Indian communities, and the State of Arizona.

                         (iii) This proceeding could affect, among other things,
                    our Horseshoe Dam "water credits" with the Salt River Valley Water Users' Association resulting from its construction of the Horseshoe Dam on the Verde River. (See the Black River water exchange referred to in Paragraph II.A. 2.(b)(iii) above.) We have filed statements of claimant with respect to Horseshoe Dam and water claims associated with the former operations of the United Verde Branch.

                         (iv) The Fort McDowell Mohave-Apache Indian Community,
                    Salt River Valley Water Users' Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde River system. This settlement has been approved by Congress, the President and the Arizona Superior Court. Under this settlement, the Fort McDowell Mohave-Apache Indian Community waived all water claims it has against all other water claimants (including us) in Arizona.

          B. The following proceedings involving water rights adjudication are pending in the U.S. District Court for the District of Arizona:

               1. On June 29, 1988, the Gila River Indian Community filed a complaint-in-intervention in United States v. Gila Valley Irrigation District, et al., Globe Equity No. 59 (D. Ariz.). The underlying action was initiated by the United States in October 1925 to determine conflicting claims to water rights in certain portions of the Gila River watershed. Although we were named and served as a defendant in that action, we were dismissed without prejudice as a defendant in March 1935. In June 1935, the Court entered a decree setting forth the water rights of numerous parties, but not ours. The Court retained, and still has, jurisdiction of the case. The complaint-in-intervention does not name us as a defendant; however, it does name the Gila Valley Irrigation District as a defendant. Therefore, the complaint-in-intervention could affect the approximately 3,000 acre-feet of water that we diverted annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to the agreement between us and the Gila Valley Irrigation District.

               During 1998, we purchased farmlands with associated water rights that are the subject of this litigation. As a result, we have been named and served as a party in this case. The lands and associated water rights are not currently used in connection with any mining operation of ours.

               2. Prior to January 1, 1983, various Indian tribes filed several suits in the U.S. District Court for the District of Arizona claiming prior and paramount rights to use waters which are presently being used by many water users, including us, and claiming damages for prior use in derogation of their allegedly paramount rights. These federal proceedings have been stayed pending state court adjudication.

         III. Claims under CERCLA and related state acts involving us have been raised with respect to the remediation of 39 waste disposal and other sites. Most are sites where we have received information requests or other indications that we may be a Potentially Responsible Party (PRP) under CERCLA. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Responsible parties for each site include present and former owners, operators, transporters, and generators of the substances at the site. Liability is strict, joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of allocating the remediation costs among them, the uncertainty as to the most desirable remediation techniques and amount of remediation costs, and the time period during which such costs may be incurred, we are unable to reasonably estimate the full cost of compliance with CERCLA or equivalent state statutes.

         With respect to these 39 sites, and with the exception of the Laurel Hill site in Maspeth, New York, where a reserve of $10.0 million has been established, based on currently available information, which in many cases is preliminary and incomplete, we have no reason to believe that our ultimate responsibility for remediation costs will exceed $2.0 million at any site and believe most will be substantially under $0.1 million. While additional costs to us are reasonably possible, that cost, excepting Laurel Hill, is not expected to exceed $10.0 million.

         IV. On September 15, 1998, the Southwest Research and Information Center and the United Steelworkers of America Local 890 (Plaintiffs) filed a complaint in United Steelworkers of America Local 890 and Southwest Research and Information Center v. Chino Mines Company and Phelps Dodge Corporation, CIV 98-1123 LH (D. N.M.). The complaint alleges that Chino Mines Company (Chino) (which is two-thirds owned by Phelps Dodge) and Phelps Dodge failed to submit to the United States Environmental Protection Agency and the New Mexico Emergency Response Commission toxic chemical release forms for some or all of the calendar years 1987 through 1997 as required by Section 313 of the Emergency Planning and Community Right-To-Know Act of 1986. This private litigant action asks for, among other things, imposition of monetary penalties of $25,000 per day of alleged violation up to and including December 31, 1996, and penalties of $27,500 per day from January 1997 forward. The Plaintiffs also advised Phelps Dodge through a Notice of Intent to Sue that they intend to assert similar claims against our Hidalgo smelting operation near Playas, New Mexico. On October 6, 1998, Chino and Phelps Dodge filed an answer to the complaint denying all alleged violations of the Section 313 reporting requirements.

         The court allowed the Plaintiffs to file an amended complaint, to which we filed our answer on February 16, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF PHELPS DODGE CORPORATION

         The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 1999, the executive officers of Phelps Dodge Corporation were as follows:

                    AGE AT                                OFFICER OF THE
       NAME         3/1/99         POSITION              CORPORATION SINCE
       ----         ------         --------              -----------------
Douglas C. Yearley    63   Chairman of the Board and
                            Chief Executive Officer              1981

J. Steven Whisler     44   President and Chief
                            Operating Officer                    1987

Manuel J. Iraola      50   Senior Vice President;
                            President, Phelps Dodge
                            Industries                           1995

Ramiro G. Peru        43   Senior Vice President for
                            Organizational Development
                            and Information Technology           1995

Timothy R. Snider     48   Senior Vice President;
                            President, Phelps Dodge
                            Mining Company                       1997

Thomas M. St. Clair   63   Senior Vice President and
                            Chief Financial Officer              1989

S. David Colton       43   Vice President and General
                            Counsel                              1998

         Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

         Mr. Iraola was elected Senior Vice President in January 1995. Prior to his election, Mr. Iraola was President of Phelps Dodge International Corporation, a position he held since 1992. Prior to that time, he was Senior Vice President and Chief Financial Officer of Columbian Chemicals Company, acquired by Phelps Dodge in 1986.

         Mr. Peru was elected Senior Vice President for Organizational Development and Information Technology in January 1997. Prior to his election, Mr. Peru was Vice President and Treasurer of Phelps Dodge Corporation, a position he held since 1995. Prior to that time, he was Vice President of Phelps Dodge Mining Company.

         Mr. Snider was elected Senior Vice President in October 1998. Prior to his election, Mr. Snider was Vice President of the Corporation, a position he held since 1997. Prior to that time, he was Vice President, Arizona operations, of Phelps Dodge Mining Company.

         Mr. Colton was elected Vice President and General Counsel in April 1998. Prior to his election, Mr. Colton was Vice President and counsel for Phelps Dodge Exploration, a position he held since 1995. Prior to that time, he was senior exploration counsel for the exploration and development group of Phelps Dodge Mining Company.

                                     Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information called for in Item 5 appears in Management's Discussion and Analysis in this report.

ITEM 6. SELECTED FINANCIAL DATA
(In millions except per share amounts)

                                        1998        1997        1996        1995        1994
                                        ----        ----        ----        ----        ----
Sales and other operating revenues   $ 3,063.4     3,914.3     3,786.6     4,185.4     3,289.2

Net Income (a) ...................   $   190.9       408.5       461.8       746.6       271.0
 Per common share - basic (b) ....   $    3.28        6.68        7.02       10.72        3.84
 Per common share - diluted (b) ..   $    3.26        6.63        6.98       10.66        3.82

Total assets .....................   $ 5,036.5     4,965.2     4,816.4     4,645.9     4,133.8

Long-term debt ...................   $   836.4       857.1       554.6       613.1       622.3

Dividends per common share .......   $    2.00        2.00        1.95        1.80        1.69

(a) For a further discussion of earnings, please see Management's Discussion and Analysis.
(b) In 1997, we adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." For comparative purposes, all prior period earnings per common share computations have been restated to reflect the effect of SFAS No. 128.

Note: See Management's Discussion and Analysis for a discussion of the effect on our results of material changes in the price we receive for copper or in unit production costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of operations, projected quantities of future production, capital costs, production rates and other operating and financial data are based on expectations that the Company believes are reasonable, but can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile price of copper, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, delays in the receipt of or failure to receive necessary government permits, appeals of agency decisions or other litigation, changes in laws or regulations or the interpretation and enforcement thereof, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks and the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

         EARNINGS

         In 1998, consolidated earnings were $91.8 million, or $1.57 per common share, before non-recurring items. Non-recurring items included an after-tax gain of $131.1 million, or $2.24 per common share, from the disposition of Accuride Corporation (Accuride), and an after-tax loss of $32.0 million, or 55 cents per common share, in the fourth quarter. The fourth quarter non-recurring loss included $26.4 million, or 45 cents per common share, from the sale of our
44.6 percent interest in a South African mining company, and $5.6 million, or 10 cents per common share, for costs associated with previously announced curtailments and indefinite closures primarily in our mining division, Phelps Dodge Mining Company (PD Mining). Net income including non-recurring items was $190.9 million, or $3.26 per common share, for the year 1998. All references to per share earnings or charges are based on diluted earnings per share as discussed below.

         Earnings in 1997 were $440.1 million, or $7.14 per common share, before non-recurring, after-tax charges of $31.6 million, or 51 cents per common share. The non-recurring charges primarily reflected provisions for estimated future costs associated with environmental matters and an early retirement program at PD Mining. Net income including non-recurring charges was $408.5 million, or $6.63 per common share.

         Earnings in 1996 were $472.5 million, or $7.14 per common share, before a 1996 fourth quarter non-recurring, after-tax charge of approximately $10.7 million, or 16 cents per common share, resulting from a reclamation provision and interest charges related to a Court-ordered rescission of a 1986 sale of property. Net income including non-recurring charges was $461.8 million, or $6.98 per common share.

         Notes 2 and 3 to the Consolidated Financial Statements contain further information to which reference should be made for a fuller understanding of the non-recurring items in 1998, 1997 and 1996.

         Consolidated Financial results (in millions except per common share amounts):

--------------------------------------------------------------------------------

                                                  1998        1997        1996
                                                  ----        ----        ----
Sales and other operating revenues .........   $ 3,063.4     3,914.3     3,786.6
Operating income ...........................   $   422.7       611.0       712.9
Net income .................................   $   190.9       408.5       461.8
Net income per common share - basic ........   $    3.28        6.68        7.02
Net income per common share - diluted ......   $    3.26        6.63        6.98

--------------------------------------------------------------------------------

         The outlook for earnings in 1999 is uncertain due to the variability of copper prices and currency fluctuations such as the January 1999 major devaluation of the Brazilian real. At copper prices ranging from 65 to 70 cents per pound, and excluding foreign currency exchange fluctuations, we believe the Company should operate near break-even.

         SALES

         Consolidated 1998 revenues were $3,063.4 million, compared with $3,914.3 million in 1997. The 1998 decrease principally resulted from lower average copper prices, the absence of Accuride, and lower wire and cable sales, partially offset by higher sales volumes of copper and carbon black. The increase in consolidated revenues from $3,786.6 million in 1996 to $3,914.3 million in 1997 resulted from higher sales volumes of copper, and increased sales of steel wheels and wire and cable products. This increase was partially offset by lower average copper prices and the effect of weaker European currencies on our specialty chemicals segment.

         COPPER PRICES

         Copper is an internationally traded commodity, and its price is effectively determined by the two major metals exchanges -- the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange rates.

         The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 1998. We base our selling price on the COMEX spot price per pound of copper cathode, which averaged 75 cents in 1998, compared with $1.04 in 1997 and $1.06 in 1996. The COMEX price averaged 65 cents per pound for the first two months of 1999, and closed at 63 cents on March 5, 1999.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production is approximately 1.7 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $17 million.

         Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod at the COMEX average price in the month of shipment and copper concentrates at the LME average price in the month of settlement with our customers. We initially record copper concentrate sales at a provisional price at the time of shipment, and adjust the pricing for all outstanding shipments to reflect market conditions at the end of each quarter. A final adjustment is made to the price of the shipments upon settlement with our customers.

         COPPER HEDGING

         Some of our wire, cathode and rod customers request a fixed sales price instead of the COMEX average price in the month of shipment. As a convenience to these customers, we enter into copper swap and futures contracts to hedge the sales in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price.

         Because of this strategy, the sum of the face values of our outstanding futures contracts is not an accurate measure of our market risk from the use of such hedge contracts. The contracts that may result in market risk to us are those related to the customer sales transactions under which copper products have not yet been shipped.

         At December 31, 1998, we had futures and swap contracts for approximately 86 million pounds of copper with a net hedge value of $65 million and a total face value of approximately $138 million. At that date, we had $7 million in losses on these contracts not yet recorded in our financial statements because the copper products under the related customer transactions had not yet been shipped. At year-end 1997, we had futures and swap contracts in place for approximately 140 million pounds of copper at a net hedge value of $130 million and a total face value of approximately $146 million. We had $18.7 million in deferred, unrealized losses at that time. At year-end 1996, we had futures and swap contracts in place for approximately 149 million pounds of copper at a net hedge value of $143 million and an approximate total face value of $156 million. We had $2.3 million in deferred unrealized gains at that time.

         We do not acquire, hold or issue futures contracts for speculative purposes. All of our copper futures and swap contracts have underlying customer agreements or other related transactions. We have prepared an analysis to determine how sensitive our net futures contracts are to copper price changes. In our market risk analysis, if copper prices had dropped a hypothetical 10 percent at the end of 1998, we would have had an additional loss from our copper futures contracts of approximately $5.8 million (in addition to the $7.0 million deferred, unrealized loss previously discussed). That loss would have been virtually offset by a similar amount of gain on the related customer contracts.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any copper price protection contracts at the end of 1998 or 1997. Currently, we do not have any copper price protection contracts in place for our anticipated 1999 production. During the first quarter of 1997, we had hedge contracts in place that provided for a minimum quarterly average price of 90 cents per pound for 85 million pounds of copper cathode that expired without payment. For 1996 production, we had protection contracts that gave us minimum and maximum quarterly average LME prices for 185 million pounds of third quarter copper production. We received $3.1 million from these contracts. Similar 1996 production contracts that ensured a minimum price for 790 million pounds of copper expired without our receiving any payment. In the 1996 third quarter, we sold a portion of our copper price protection contracts for $15.6 million that covered 94 million pounds of production in the 1996 fourth quarter and 85 million pounds of production in the 1997 first quarter. We recognized $8.8 million in income in the 1996 fourth quarter and $6.8 million in income in the 1997 first quarter.

         ALUMINUM HEDGING

         During 1998, our Brazilian wire and cable operation entered into aluminum futures contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing aluminum cable contracted by customers. At December 31, 1998, we had futures contracts for approximately 6 million pounds of aluminum with a net hedge and total face value of approximately $3.7 million. At the end of the year, these contracts had a $0.4 million loss that was not recorded in our financial statements because the aluminum products under the related customer orders had not yet been shipped. Prior to 1998, we had not entered into aluminum futures contracts. A sensitivity analysis of our aluminum futures contracts indicates that a hypothetical 10 percent unfavorable change in aluminum prices at the end of 1998 would have resulted in an additional loss of approximately $0.3 million (in addition to the $0.4 million deferred, unrealized loss discussed above). That loss would have been virtually offset by a similar amount of gain on the related customer contracts.

         FOREIGN CURRENCY HEDGING

         We are a global company and transact business in many countries and in many currencies. Foreign currency transactions increase our risks because exchange rates can change between the time agreements are made and the time foreign currencies are actually exchanged. One of the ways we manage these exposures is by entering into forward exchange and currency option contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur. We do not enter into foreign exchange contracts for speculative purposes. In the process of protecting our transactions, we may use a number of offsetting currency contracts. As a result, the sum of the face value of our outstanding contracts is not an accurate measure of our market risk from the use of such contracts.

         At December 31, 1998, we had a net hedge and total face value of approximately $44 million in forward exchange contracts to hedge intercompany loans between our international subsidiaries. At year-end 1997, we had foreign currency protection in place for $158 million, compared with $141 million at year-end 1996, that represented both the net hedged amount and the total face value of the forward contracts. We did not have any significant gains or losses at year end that had not been recorded in our financial statements for each of the three years in the period ended December 31, 1998.

         At year-end 1998, our foreign currency protection contracts included the British pound, German mark, Italian lira and Spanish peseta. A sensitivity analysis of our exposure to market risk with respect to our forward foreign exchange contracts indicates that if exchange rates had moved against the rates in our protection agreements by a hypothetical 10 percent, we would have incurred a potential loss of approximately $4.4 million. This loss would have been virtually offset by a gain on the related underlying transactions.

         INTEREST RATE HEDGING

         In some situations, we may enter into structured transactions using currency swaps that result in lower overall interest rates on borrowings. We do not enter into currency swap contracts for speculative purposes. At year-end 1998, we had currency swap contracts in place with an approximate net hedged value of $31 million and a total face value of $36 million. These currency swaps involved swapping fixed-rate Brazilian real loans into fixed-rate U.S. dollar loans, and swapping floating-rate U.S. dollar loans into fixed-rate Thai baht loans. At the end of 1998, we prepared an analysis to determine our sensitivity to changes in interest and exchange rates. A hypothetical interest rate move against our currency swap rates of 1 percent (or 100 basis points) would be insignificant. A hypothetical 10 percent unfavorable change in exchange rates would cause us to incur additional costs of approximately $4.4 million.

         In addition, we are vulnerable to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to manage or limit such interest expense costs. We do not enter into interest rate swap contracts for speculative purposes. We caused our 80 percent-owned Compania Contractual Minera Candelaria (Candelaria) copper mine in Chile to enter into interest rate swaps in 1997 to convert its floating-rate, dollar-denominated debt into fixed-rate debt (through the year 2008). Under the terms of the floating-rate debt agreement, the Candelaria borrowings are scheduled to vary from period to period during the life of the debt. In order to match the projected changes in debt balances, the face value of the interest rate swaps approximate the amounts of the underlying debt. At the end of 1998, we prepared an analysis to determine the sensitivity of our interest rate swap contracts to changes in interest rates. A hypothetical interest rate move against our interest rate swaps of 1 percent (or 100 basis points) would result in a higher interest expense of approximately $11.6 million over the life of the debt.

         BUSINESS SEGMENTS

         Results for 1998, 1997 and 1996 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs. Through December 31, 1997, Phelps Dodge Industries included our specialty chemicals segment, our wire and cable segment, and our wheel and rim operations. Effective January 1, 1998, 90 percent of Accuride Corporation and its subsidiaries, our wheel and rim business, was sold to an affiliate of Kohlberg Kravis Roberts and Co. (KKR), and the existing management of Accuride. The remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)

         In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that it is used by management to evaluate segment performance and determine the allocation of resources between segments. All prior year segment information presented in this report has been restated to reflect the reporting requirements of this new standard. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year's results and to a comparison with results of the other periods. (See Note 21 to the Consolidated Financial Statements for further segment information.)

RESULTS OF PHELPS DODGE MINING COMPANY

Phelps Dodge Mining Company is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales and related activities. Copper is sold primarily to others as rod, cathode or concentrates and as rod to our wire and cable segment. We also, at times, smelt and refine copper and produce copper rod for others on a toll basis and produce gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from our air quality control facilities. This business segment also includes our other mining operations and investments (including fluorspar, silver and zinc operations) and our worldwide mineral exploration and development programs.

--------------------------------------------------------------------------------

                                                   1998        1997        1996
                                                   ----        ----        ----
Copper (from own mines - thousand tons) *
 Production ................................       874.0       812.1       770.4

 Sales .....................................       876.3       812.8       771.6

COMEX average spot copper price
 per pound - cathodes ......................   $    0.75        1.04        1.06

                              (millions of dollars)
Sales and other operating revenues
 - unaffiliated customers ..................   $ 1,677.7     2,173.3     2,091.1

Operating income ** ........................   $   110.3       459.2       528.7

----------
*    Worldwide copper production and sales exclude the amounts attributable to
     (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation (Heisei), and (iii) the 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation.

                                               1998     1997     1996
                                               ----     ----     ----
    Excluded production (thousand tons):
       Morenci - for Sumitomo ..........       78.4     81.3     76.5
       Chino - for Heisei ..............       52.9     56.3     56.2
       Candelaria - for Sumitomo .......       47.4     34.4     30.2

----------

** Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with 1996 and 1997 restated). 1998 includes a non-recurring, pre-tax charge of $5.5 million for costs associated with curtailments and indefinite closures. (See Note 3 to the Consolidated Financial Statements.)

--------------------------------------------------------------------------------

         PD MINING - OPERATING INCOME

         Our PD Mining segment reported operating income of $115.8 million in 1998, before $5.5 million of non-recurring, pre-tax charges in the fourth quarter. These non-recurring charges were associated with a production curtailment at Chino Mines Company (Chino) in New Mexico and the indefinite suspension of operations at our Ojos del Salado operation in Chile and Cobre Mining Company (Cobre) in New Mexico. A $27.0 million pre-tax loss on the sale of PD Mining's 44.6 percent interest in the Black Mountain mine in South Africa was charged to non-operating expense. This compares with 1997 operating income of $499.7 million, before $40.5 million of non-recurring, pre-tax charges which reflected an early retirement program and estimated future costs associated with environmental matters. The 1998 decrease primarily reflected lower average copper prices, partially offset by higher volumes of copper sold from mine production.

         Operating income in 1996 was $538.7 million before $10.0 million of non-recurring, pre-tax charges resulting from a fourth quarter reclamation provision related to a Court-ordered rescission of a 1986 sale of property. The decrease in 1997 operating income compared with 1996 reflected higher copper production costs and lower copper prices, partially offset by higher volumes of copper sold from mine production. Unit production costs of copper in 1997 and 1998 were impacted adversely by the failure of a section of the ore conveyor system at the Morenci, Arizona, copper facility that occurred in late December, reduced throughput at the Hidalgo Smelter resulting from 27 days of lost production due to boiler leaks and 150 days of reduced capacity due to converter problems, and increased exploration expense associated with advanced project development work. The Morenci ore conveyor system was repaired and fully operational in late January 1998.

         Copper unit production costs generally have been stable for the three-year period ended December 31, 1998, primarily as a result of ongoing cost containment programs and high levels of production of low-cost cathode copper at solution extraction/electrowinning (SX/EW) plants in Morenci, Arizona; Tyrone, New Mexico; and Santa Rita, New Mexico. In 1998, we produced a total of 430,800 tons of cathode copper at our SX/EW facilities, compared with 418,000 tons in 1997 and 408,000 tons in 1996. The SX/EW method is a cost-effective process of extracting copper from certain types of ores. PD Mining uses SX/EW in conjunction with its conventional concentrating, smelting and refining in a continuing effort to maintain internationally competitive costs.

         In 1998, operations outside the United States provided 11 percent of PD Mining's sales, compared with 9 percent in 1997 and 8 percent in 1996. During the year, operations outside the United States reduced the segment's operating income by 9 percent, compared with contributions of 9 percent in 1997 and 8 percent in 1996.

         PD MINING - OPERATIONS UPDATE

         On February 3, 1998, we acquired the stock of Cobre for $108.7 million including acquisition costs. We also assumed Cobre's outstanding debt of $14.8 million. The acquisition was at a price of $3.85 per common share for Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights, located in southwestern New Mexico adjacent to our Chino operations. On October 21, 1998, we announced the indefinite suspension of operations at Cobre. Operations will be suspended in a phased approach reducing copper production by 35,000 tons per year by mid-1999.

         On October 21, 1998, we announced that we also would curtail production at Chino. The production curtailment is occurring in phases between October 31, 1998, and the first quarter of 1999. The curtailment will reduce copper production by 35,000 annual tons. In addition, we announced the immediate indefinite suspension of operations at our Ojos del Salado mine. This shutdown will reduce copper production by more than 20,000 annual tons.

         On May 7, 1997, we announced plans to resume production at our Ajo copper mining operation in southern Arizona, where mining operations have been suspended since 1984. Environmental permitting is continuing, but the project is on hold pending an improvement in copper prices.

         We have additional sources of copper that could be placed in production should market circumstances warrant. Permitting and significant capital expenditures would be required, however, to develop such additional production capacity.

         Our exploration group has completed a feasibility study on the Ambatovy nickel/cobalt deposit in central Madagascar. Detailed drilling in the district, which is located approximately 80 kilometers east of the capital city of Antananarivo, indicates an overall resource of approximately 190 million metric tons of ore at a grade of 1.1 percent nickel and 0.1 percent cobalt. The feasibility study indicated there was a need for the nickel price to increase to make the project economical.

         PD MINING - OTHER MATTERS

         In December 1996, the United States District Court of the Eastern District of New York ruled that our 1986 sale of property in Maspeth, New York, to the United States Postal Service was to be rescinded. The Court ordered us to return the $14.8 million originally paid by the Postal Service for the property and to pay interest on the sales price for a portion of the time since that sale. In August 1997, we returned $14.8 million to the Postal Service for the Maspeth property and paid $6.6 million of interest to the Postal Service.

         In 1997, issues of dispute arose between Phelps Dodge and the San Carlos Apache Tribe regarding our use and occupancy of the Black River Pump Station which delivers water to the Morenci operation. On May 12, 1997, the Tribe filed suit against us in San Carlos Apache Court, seeking our eviction from the Tribe's Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, we reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by us. The legislation does not address any potential claims by the Tribe relating to our historical occupancy and operation of our facilities on the Tribe's Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

         The 1997 legislation required that the Company and the Tribe enter a lease for the delivery of Central Arizona Project water through the Black River Pump Station to Morenci on or before December 31, 1998. In the event a lease was not signed, the legislation expressly provided that the legislation would become the lease. The legislation included the principal terms for that eventuality. To date, we have not entered into a lease with the Tribe, but are relying on our rights under the legislation and are prepared to enforce those rights if necessary. We are cooperating with the United States, which operates the pump station, to reach an agreement with the Tribe on the lease issue.


RESULTS OF PHELPS DODGE INDUSTRIES

Phelps Dodge Industries (PD Industries), our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our specialty chemicals segment, our wire and cable segment and, until they were sold in 1998, our wheel and rim operations (Accuride Corporation). Our specialty chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian). Our wire and cable segment includes Phelps Dodge Magnet Wire Company and its subsidiaries (PD Magnet Wire) and Phelps Dodge International Corporation and its affiliates (PDIC).

--------------------------------------------------------------------------------

                                       1998       1997       1996
                                       ----       ----       ----
                                           (millions of dollars)
Sales and other operating revenues
 - unaffiliated customers:
  Specialty chemicals ............   $  454.6      429.5      437.0
  Wire and cable .................      931.1      978.5      950.7
  Other * ........................         --      333.0      307.8
                                     --------   --------   --------

                                     $1,385.7    1,741.0    1,695.5
                                     ========   ========   ========
Operating income: **
  Specialty chemicals ............   $   87.6       74.9       80.3
  Wire and cable *** .............       67.3       83.1      105.8
  Other * ........................      198.7       49.8       41.8
                                     --------   --------   --------

                                     $  353.6      207.8      227.9
                                     ========   ========   ========

----------
* Other includes Accuride which was sold in 1998. Ninety percent of Accuride was sold to an affiliate of KKR and the existing management of Accuride effective January 1, 1998, and the remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a total pre-tax gain of $198.7 million. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)
** Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with 1996 and 1997 restated).
*** Includes a pre-tax charge of $2.3 million in 1998 for an early retirement program.
--------------------------------------------------------------------------------

         PD Industries reported operating income of $157.2 million in 1998, before the effect of a $198.7 million pre-tax gain from the sale of Accuride and $2.3 million of non-recurring, pre-tax charges primarily for an early retirement program at PD Magnet Wire. This compares with 1997 operating income of $158.0 million before Accuride's $49.8 million contribution. 1998 earnings approximated the corresponding prior year period, excluding Accuride, despite continuing Asian economic difficulties. This reflected strong performances by our U.S. and European carbon black businesses and the addition of the PD Alcoa wire and cable operation in Brazil that was acquired in December 1997. Decreased operating income in 1997 compared with 1996 reflected the economic difficulties in Asia, generally weaker currencies in the European market and the effects of a first quarter strike at our Canadian wheel and rim plant, that were partially offset by continued strength in the U.S. wheel and rim market.

         In 1998, operations outside the United States provided 53 percent of PD Industries' sales, compared with 49 percent in 1997 and 50 percent in 1996. During the year, operations outside the United States contributed 54 percent of PD Industries' operating income (excluding the effect of the gain on the sale of Accuride), compared with 43 percent in 1997 and 57 percent in 1996.

         SPECIALTY CHEMICALS

         Columbian's 1998 earnings were higher than in 1997 as a result of increased carbon black sales and production volumes and lower feedstock costs. European demand was driven by strong vehicle production and North American growth was driven by an increase in our production capacity which allowed us to gain a greater market share. The 1998 earnings increase also reflected Columbian's fourth quarter acquisition of a carbon black operation in Brazil.

         In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black. Columbian will manage and operate the new company.

         In addition, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million in January 1999. Columbian will assume management and operating responsibility of this business, including the 110,000 metric ton per year manufacturing plant located in Yosu, South Korea.

         Columbian's 1997 earnings were lower than those in 1996 as a result of lower sales volumes in Europe, partially offset by higher sales and production volumes in North America. Exports from the United Kingdom were adversely affected by its strong currency, while weaker currencies in continental Europe raised the effective price of dollar-denominated feedstock. Also affecting Europe were weak demand and competitive import pressures which deferred an increase in selling prices until the end of the year. In North America, several major expansion projects completed during 1997 allowed Columbian to meet the strong demand for carbon black.

         WIRE AND CABLE

         Lower 1998 earnings in the wire and cable business resulted from lower selling prices, continuing Asian economic difficulties that began in 1997, the effect of declining oil prices and political uncertainty in Venezuela and a significant drop in high performance conductor demand in the U.S. aerospace and electronic components industries. These negative factors were partially offset by our acquisition of PD Alcoa in Brazil and the start-up of our new magnet wire facility in Mexico.

         Lower earnings in 1997 compared to 1996 in the wire and cable business resulted from adverse economic conditions in Asia. The Asian currency crisis and its associated economic slowdown resulted in 1997 operating income from the region that was 55 percent lower than 1996. Partially offsetting the lower operating income in Asia was a 44 percent increase in operating income from Central America and a 21 percent increase in operating income from North America. The increase in Central American operating income was the result of a stronger market presence in the building wire and aluminum power cables market. In North America, sales of specialty conductors to the commercial aerospace market and magnet wire sales were boosted by a robust U.S. economy.

         In the 1998 fourth quarter, we restructured our Magnet Wire facilities in Hopkinsville, Kentucky, and Fort Wayne, Indiana, reducing jobs to cut costs and improve our competitive position. This resulted in a non-recurring charge of $2.3 million principally reflecting provisions for early retirements.

         On July 15, 1998, we purchased Eldra Elektrodaht-Erzeugung GmbH's 49 percent interest in Phelps Dodge Eldra GmbH resulting in the operation becoming our wholly owned subsidiary under the name of Phelps Dodge Magnet Wire (Austria) GmbH. The production capacity of the facility has been expanded twice since 1992 nearly doubling the annual capacity to 11,000 metric tons of magnet wire, the insulated conductor used in most electrical systems.

         In June 1998, our wire and cable segment and Sumitomo Electric Industries, Ltd., dissolved joint venture partnerships at five wire and cable manufacturing and support companies. The dissolution was achieved through the exchange of cash and ownership shares in the companies. The transaction resulted in a pre-tax gain of $10.6 million.

         In March 1998, we began commercial production at Phelps Dodge Magnet Wire de Mexico, S.A. de C.V., a $42 million magnet wire manufacturing plant in Monterrey, Mexico. The new facility uses state-of-the-art technology and currently has installed capacity of 20,400 metric tons out of a planned capacity of 38,000 metric tons of magnet wire. The new plant is operated by PD Magnet Wire.

         In December 1997, we acquired for $72 million a 60 percent interest in the copper and aluminum wire and cable manufacturing business of Alcoa Aluminio, S.A., of Brazil. Its product line is focused on energy transmission and distribution, with dominance in aluminum conductors and solid participation in the copper wire and cable business. During the first quarter of 1998, PDIC began managing and operating this joint venture.

         In November 1997, we announced the inauguration of Phelps Dodge Yantai Cable Company's (PDYCC) manufacturing facility in China. PDYCC is a joint venture consisting of several investors including Phelps Dodge Corporation. We own 66.67 percent of a holding company that has a 60 percent interest in PDYCC. The $18 million modern facility has the capacity to produce 7,000 metric tons of copper and aluminum medium- and high-voltage insulated power cables annually. The products are used mostly for underground installation, replacing traditional overhead power lines in China's high-density cities. We account for our net interest in PDYCC on the equity basis.

         In May 1996, we acquired Nesor Alloy Corporation for approximately $35 million. In addition, we increased our ownership interest in Metal Fabricators of Zambia Limited (ZAMEFA) from 20 percent to 51 percent. Our interests in these companies are also managed by PDIC.

         PD INDUSTRIES - OTHER OPERATIONS

         Accuride was sold in 1998. Ninety percent was sold to an affiliate of KKR and the existing management of Accuride effective January 1, 1998, and the remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $198.7 million and an after-tax gain of $131.1 million. (See Note 2 to the Consolidated Financial Statements.)

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

         Depreciation, depletion and amortization expense was $293.3 million in 1998, compared with $283.7 million in 1997 and $249.5 million in 1996. The 1998 increase primarily resulted from increased U.S. and international mine production and an increase in U.S. depreciation rates, partially offset by the effect of the sale of Accuride that had $20.7 million of depreciation, depletion and amortization in 1997. The 14 percent increase in 1997 over 1996 resulted from increased mine production and depreciation rates for both U.S. and international mining operations, and the completion of several expansion projects within Phelps Dodge Industries. (Please refer to Note 1 to the Consolidated Financial Statements for a discussion of depreciation methods.)

         SELLING AND GENERAL ADMINISTRATIVE EXPENSE

         Selling and general administrative expense was $122.9 million in 1998, compared with $141.8 million in 1997 and $125.9 million in 1996. The 13 percent decrease in 1998 reflected the absence of Accuride and a decrease in Corporate expense for legal and professional fees, incentive plans and other general administrative expenses. The 13 percent increase in 1997 over 1996 reflected the effect of acquisitions by the international wire and cable group and an increase in Corporate expenses for information processing, training and development, incentive plans and other general administrative expenses.

         EXPLORATION AND RESEARCH AND DEVELOPMENT EXPENSE

         Exploration and research and development expense was $55.0 million in 1998, compared with $87.8 million in 1997 and $83.9 million in 1996. The 37 percent decrease in 1998 primarily resulted from the closure of PD Mining's U.S. exploration offices during the 1997 fourth quarter, but also reflected generally lower exploration expenditures worldwide. The 1996 to 1997 increase primarily resulted from increased exploration expenditures in Africa and Mexico.

         INTEREST EXPENSE

         Net interest expense was $94.5 million in 1998, compared with $62.5 million in 1997 and $66.1 million in 1996. The 51 percent increase in 1998 principally resulted from interest associated with corporate debt issued in the 1997 fourth quarter and decreases in capitalized interest resulting from the completion of the Candelaria expansion in October 1997. The 1996 to 1997 net interest expense decrease principally was a result of capitalization of interest costs for the Candelaria expansion project in Chile. Included in the 1996 amount were foreign currency exchange gains of $8.0 million reflecting the remeasurement of Venezuelan local currency debt after a major devaluation of the bolivar.

         MISCELLANEOUS INCOME AND EXPENSE, NET

         Miscellaneous income, net of miscellaneous expense, was $8.8 million in 1998, compared with $33.4 million in 1997 and $40.7 million in 1996. The 1998 decrease primarily resulted from a $27.0 million pre-tax loss on the sale of our
44.6 percent interest in the Black Mountain mine in South Africa, partially offset by a pre-tax gain of $10.3 million from the dissolution of joint venture partnerships between Phelps Dodge and Sumitomo Electric Industries, Ltd., at five wire and cable manufacturing and support companies. In addition, dividend income from our 13.9 percent interest in Southern Peru Copper Corporation (SPCC) was $8.4 million lower than in 1997. The decrease from 1996 to 1997 primarily resulted from decreased interest income and less dividend income from SPCC, partially offset by a $6.0 million pre-tax gain from the exchange of shares from a cost basis investment in a wire and cable business located in Greece.

         PROVISION FOR TAXES ON INCOME

         The effective tax rate increased from 31 percent in 1997 to 40 percent in 1998. This increase was due to a decrease in the U.S. tax benefit for percentage depletion resulting from lower copper prices, as well as increased taxes on foreign earnings resulting from a change in the mix of those earnings. The effective tax rate decreased from 32 percent in 1996 to 31 percent in 1997 primarily due to an increase in the U.S. tax benefit for percentage depletion. Despite a slight decrease in average realized copper prices in 1997, the benefit from our allowable deduction for percentage depletion in 1997 increased from 1996 due to a more favorable mix of income subject to percentage depletion. (See
Note 7 to the Consolidated Financial Statements for the reconciliation of the Corporation's effective tax rates to statutory rates.)

         Our federal income tax returns for the years 1992 through 1997 are currently under examination by the Internal Revenue Service (IRS). The IRS has issued proposed assessments relating to our federal income tax liability for the years 1990 and 1991, and we have reached a conditional settlement with the IRS appeals division for those years on a number of issues. We are seeking a settlement of the remaining issues and expect either to substantially settle them or litigate the issues involved. We believe that we have made adequate provision so that final resolution of the issues involved, including the application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations. However, settlement of these issues could involve material tax and interest payments with respect to the open years, a substantial part of which would involve timing differences.

         DISCOUNT RATE - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate decreased to 6.75 percent at December 31, 1998, compared with 7.25 percent at December 31, 1997. (For a further discussion of these issues, see Notes 16 and 17 to the Consolidated Financial Statements.)

         YEAR 2000

         We continue to review our "Year 2000" readiness. The Year 2000 issue stems from the predominant use in computer applications of a two-digit field to capture the year (e.g., "98" for 1998). Because the "19" is assumed in the date, when computers turn their clocks to the year 2000, the two-digit field will read "00" and some computer programs will assume the year is 1900. Programs that calculate, compare or sort on a date field may cause erroneous results and errors leading to the risk of business interruption or shutdown and other potential problems. The Year 2000 issue is a global issue that is very complex because of the many programs that may be impacted in any computer system. These computer systems are used to support the activities of our businesses including financial systems, process control technology and other computer-controlled equipment.

         We have identified the scope of the Year 2000 issue as it relates to our operations and all levels of management are providing leadership to affect workable solutions. A program office team has been assembled to oversee all facets of this project including information technology and process control system conversions, contracts and agreements with vendors, suppliers and customers, insurance policies and security systems. We are working with major industry associations and agencies in North America, Europe, Latin America and Asia Pacific to facilitate the sharing of strategies and solutions. We have hired PKS Systems Integration LLC, a consulting firm, to assist us in the assessment and implementation of our Year 2000 conversion.

         The conversion project has been structured into four phases:

          +    inventory phase (100 percent complete);
          +    assessment phase - the final cost estimation and action plan identification phase (100 percent complete);
          +    remediation and testing phase (expected to be complete by the end of the 1999 first quarter); and
          +    field implementation phase (expected to be complete by the end of the 1999 second quarter).

         The process of identifying and prioritizing critical suppliers and customers has been completed. A formal program to communicate with and evaluate these external organizations is in progress and will be ongoing throughout the conversion process. We are devoting special attention to the utility and transportation companies due to their importance to our operations. Similarly, extra attention is being given to key customers. In addition, we are in the process of developing contingency plans to offset potential problems related to external organizations.

         Our investment in standardizing business system platforms over the past several years has streamlined and facilitated our Year 2000 conversion requirements by eliminating redundant technologies and allowing the sharing of services. In addition, coordination of other initiatives (e.g., the replacement of process control and business systems which had been previously identified for retirement or upgrade without regard to the Year 2000 issue, with Year 2000 compliant systems) and concentrating resources on key systems are also expected to allow us to achieve desired results.

         The total cost associated with our Year 2000 conversion is not expected to be material to our financial position. The estimated total cost of the conversion is approximately $10 million as previously reported in the 1997 Annual Report on Form 10-K. This estimate does not include our potential share of Year 2000 costs that may be incurred at operations that we do not consolidate or those expenditures for planned system and process control upgrades that are undertaken for other reasons and also incorporate Year 2000 compliant technology. Spending to date has been approximately $2 million.

         Failure to correct a material Year 2000 problem could result in a potential disruption to one or more of our operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the readiness of suppliers and customers, we are unable to determine with any certainty the consequences of Year 2000 failures and the materiality of these potential failures. Therefore, we are in the process of developing contingency plans, to the extent possible, in order to mitigate the extent of potential disruptions to the business operations.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at the end of 1998 were $221.7 million, compared with $157.9 million at the beginning of the year. Operating activities provided $378.4 million of cash during the year which was used along with proceeds from the sale of Accuride to fund investing activities, dividend payments on common stock and purchases of common stock.

--------------------------------------------------------------------------------

                                        1998        1997        1996
                                        ----        ----        ----
                                            (millions of dollars)
Cash provided by (used in):
  Operating activities ............   $  378.4       764.6       837.5
  Accuride divestiture ............      449.5          --          --
  Other investing activities ......     (633.5)     (793.8)     (557.3)
  Financing activities ............     (130.6)     (283.0)     (418.6)
                                      --------    --------    --------

Net increase (decrease) in cash and
  cash equivalents ................   $   63.8      (312.2)     (138.4)
                                      ========    ========    ========

--------------------------------------------------------------------------------

         WORKING CAPITAL

         During 1998, net working capital (excluding cash and cash equivalents, debt, adjustments for foreign currency exchange rate changes and the disposition of Accuride) decreased by $11.4 million. This decrease resulted principally from:

          + a $53.3 million decrease in accounts receivable primarily due to the effect of lower copper prices and lower sales volumes in Asia and Venezuela;
          + an $8.9 million decrease in inventories and supplies primarily due to reduced copper inventories and lower wire and cable business in Asia, Venezuela and the United States;
          + a $13.8 million increase in accrued taxes primarily due to lower tax payments in 1998;
          + a $42.1 million decrease in accounts payable due primarily to lower business activity at our Asian and Venezuelan wire and cable operations and reduced raw material costs at our carbon black operations; and
          + a $23.6 million decrease in accrued expenses primarily due to a reduction in the current portion of environmental reserves.

         INVESTING ACTIVITIES

         Investing activities in 1998 included PD Mining capital expenditures of $201.3 million and its investment of $108.7 million in Cobre Mining Company. They also included PD Industries' $111.8 million of capital expenditures and its investment of $219.9 million in Copebras. These expenditures were partially offset by $449.5 million in proceeds from the sale of Accuride and $18.5 million in proceeds from the sale of Black Mountain.

         Investing activities in 1997 included capital expenditures of $661.6 million, compared with $513.0 million in 1996. Capital expenditures included $156.1 million for the expansion of Candelaria in 1997 and $76.0 million in 1996. Investments in 1997 included the acquisition of a copper and aluminum wire and cable manufacturing business in Brazil for $72.0 million, the acquisition of an indirect 40 percent voting interest in a Peruvian zinc mining company, Compania San Ignacio de Morococha S.A. (SIMSA) for $15.0 million, $22.6 million for an investment in a joint venture formed by Accuride Corporation and Kaiser Aluminum and Chemical Corporation to produce aluminum wheels for the commercial transportation industry, and $14.8 million for the Laurel Hill property as a result of the 1996 Court-ordered rescission of the 1986 sale of the property. Investing activities in 1996 also included approximately $35 million for the acquisition of Nesor.

         Capital expenditures and investments for 1999 are expected to be approximately $130 million for PD Mining and approximately $200 million for PD Industries (including $76 million for our investment in a Korean carbon black business). These capital expenditures and investments will be funded from cash reserves, operating cash flow and from borrowings.

         FINANCING ACTIVITIES AND LIQUIDITY

         A share purchase program announced on May 7, 1997, provided for the purchase of up to an additional 6 million of our common shares, approximately 10 percent of our then outstanding shares. This authorization followed a 5 million share purchase program that was initiated in 1995 and extended to 10 million shares in 1996. We purchased 9.9 million of our shares under that program. We purchased 6,554,000 of our common shares in 1997 at a total cost of $511.5 million, including 3,606,000 shares at a cost of $292.9 million, under the 1997 share authorization. During 1998, we purchased 731,500 of our common shares at a total cost of $35.4 million under the 1997 program. There were 57.9 million common shares outstanding on December 31, 1998. We may continue to make purchases in the open market as circumstances warrant, and may also consider purchasing shares in privately negotiated transactions.

         Dividend payments on our common shares decreased from $122.7 million in 1997 to $117.3 million in 1998, reflecting the decreased number of common shares outstanding due to the share purchase program. The dividend was $2.00 per common share in 1998 and 1997.

         Total debt was $1,021.0 million at December 31, 1998, compared with $1,003.3 million at the end of 1997. Total debt increased primarily as a result of non-recourse project financing for the expansion of the Candelaria mine, and due to the issuance of commercial paper in Brazil ($46.0 million). The ratio of total debt to total capitalization was 27.6 percent at the end of 1998, compared with 27.7 percent at the end of 1997.

         As of December 31, 1998, our 80 percent-owned Candelaria mining operation in Chile had outstanding borrowings of $302.8 million. This debt, incurred to finance construction and the subsequent expansion of the operation, comprises $264.9 million of floating-rate, dollar-denominated debt and $37.9 million of fixed-rate, dollar-denominated debt. The debt and repayments are scheduled to vary from period to period with all debt maturing by the year 2008. Candelaria borrowings during 1998 and 1997 totaled $62.4 million and $57.6 million, respectively, under the project financing agreement. All of the 1998 and 1997 facilities are based on floating rates tied to six-month London Interbank Offered Rate (LIBOR). In 1997, we caused Candelaria to enter into interest rate swaps with certain financial institutions to effectively convert all of Candelaria's floating-rate debt, at that time, to 7.84 percent, fixed-rate debt for the term of the debt. The debt obligations and the interest rate swaps are non-recourse to us. Under the proportional consolidation method the debt amounts listed above represent our 80 percent share.

         An existing revolving credit agreement between us and several lenders was amended on June 25, 1997. The agreement, as amended and restated, allows us to borrow up to $1 billion from time to time until its scheduled maturity on June 25, 2002. The agreement allows for two, one-year renewals beyond the scheduled maturity date if we request and receive approval from those lenders representing at least two-thirds of the commitments provided by the facility. In the event of such approval, total commitments under the facility would depend upon the willingness of other lenders to assume the commitments of those lenders electing not to participate in the renewal. Interest is payable at a fluctuating rate based on the agent bank's prime rate, or a fixed rate, based on the LIBOR, or at fixed rates offered independently by the several lenders, for maturities of between seven and 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1998, or December 31, 1997.

         We established a commercial paper program on August 15, 1997, under a private placement agency agreement with two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the placement agents and us at the time of each issuance. Our commercial paper rating requires that issuances of commercial paper be backed by an undrawn line of credit and the revolving credit agreement described above provides such support. There were no borrowings under the commercial paper program at either December 31, 1998, or December 31, 1997.

         Short-term borrowings were $116.1 million, all by our international operations, at December 31, 1998, compared with $91.4 million at December 31, 1997. The increase was primarily due to borrowings by our wholly owned subsidiary in Brazil, Columbian Carbon Brasil. On December 18, 1998, Columbian Carbon Brasil issued commercial paper under a $46 million private placement of short-term 30.5 percent promissory notes. This debt is non-recourse to us. At the time the commercial paper was issued, we caused Columbian Carbon Brasil to enter into currency and interest rate swaps. A currency swap that effectively converted $26 million into fixed-rate, dollar-denominated debt was entered into with the intention of minimizing the Brazilian inflation component of the currency exposure. An agreement to convert the fixed interest rate to floating was made for the remaining $20 million in Brazilian reais. The obligations under the currency and interest rate swaps are also non-recourse to us.

         On November 5, 1997, we issued $100 million of 6.375 percent notes maturing on November 1, 2004, and $150 million of 7.125 percent debentures maturing on November 1, 2027, under an Indenture dated as of September 22, 1997, between The Chase Manhattan Bank, as Trustee, and us. Interest on these securities is payable semi-annually on May 1 and November 1 of each year. The notes are not redeemable prior to maturity and are not entitled to any sinking fund. The debentures are redeemable, in whole or in part, at our option at a redemption price equal to the greater of (i) 100 percent of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a rate equal to the sum of the yield of a United States Treasury security having a comparable maturity to the remaining term of the debentures plus 10 basis points. The debentures are not entitled to any sinking fund. We applied most of the proceeds from the sale of the offered securities to repay outstanding commercial paper, which had been issued for general corporate purposes.

         The current portion of our long-term debt, scheduled for payment in 1999, is $68.5 million including $12.9 million for our international manufacturing operations, $35.6 million primarily for our international mining operations and $20.0 million for Corporate debt repayments.

         ENVIRONMENTAL MATTERS

         We are subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), as amended by the Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL). The EPA has included 13 sites owned by us on the NPL. We believe that most, if not all, of the sites identified do not qualify for listing on the NPL.

         In addition, we may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party (PRP) from EPA and/or from individual states under CERCLA or a state equivalent and are participating in environmental assessment and remediation activity at 39 sites. We do not consider the number of CERCLA sites or comparable state sites at which we have been notified as being involved to be a relevant measure of exposure. Although the liability of a PRP, and in many cases its equivalent under state law, may be joint and several, we are usually one of many companies cited as a PRP at these sites and have, to date, been successful in sharing cleanup costs with other financially sound companies. With respect to these 39 sites, and with the exception of the Laurel Hill site in Maspeth, New York, where a reserve of $10.0 million has been established, based on currently available information, which in many cases is preliminary and incomplete, we have no reason to believe that our ultimate responsibility for remediation costs will exceed $2.0 million at any site and believe most will be substantially under $0.1 million. While additional costs to us are reasonably possible, that cost, excepting Laurel Hill, is not expected to exceed $10.0 million. For further information about these proceedings, see Item
3. Legal Proceedings, Part III.

         The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. In response to these new laws, several of our subsidiaries have submitted applications for Title V operating permits. These programs will likely increase our regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of our facilities if they are determined to be a major source of federal hazardous air pollutants (HAPs). For example, it is probable that some of our carbon black plants and possibly one of our smelters will be regulated as a major source of HAPs. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the full impact of the new requirements.

         At December 31, 1998, we had reserves of $106.0 million for remediation of certain of the sites discussed above and other environmental costs in accordance with our policy. We record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can be reasonably estimated. Our estimates of these costs are based upon available facts, existing technology, and current laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

         The amounts of these liabilities are very difficult to estimate. This is due to factors such as the unknown extent of the remedial actions that may be required. In the case of sites not owned by us, the extent of our probable liability in proportion to the probable liability of other parties is difficult to estimate. We have other probable environmental liabilities that, in our judgment, cannot be reasonably estimated. Losses attributable to remediation costs are reasonably possible at other sites. We cannot currently estimate the total additional loss we may incur for these environmental liabilities, but that loss could be substantial.

         The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists. However, we do not recognize these recoveries in our financial statements until they become probable.

         Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, please see PD Mining - Environmental and Other Regulatory Matters and Phelps Dodge Industries
- Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 1999 and 2000, and the expenditures in 1998, are separate from the reserves and estimates described above.

         In the United States, the Emergency Planning and Community Right-to-know Act was recently expanded to cover mining operations. This law, which has applied to other Phelps Dodge businesses for more than a decade, requires companies to report to the U.S. EPA the amount of certain materials managed in or released from their operations each year. By July 1, 1999, Phelps Dodge will report the volume of naturally occurring metals and other substances that we managed during 1998 once the usable copper was extracted. These materials are very high in volume and how they are managed is covered by existing regulations and permit requirements.

         On December 23, 1994, Chino, located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department. This AOC requires Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. We acquired Chino at the end of 1986. The studies began in 1995 and, until the studies are completed, it is not possible to determine the nature, extent, cost, and timing of remedial work which could be required under the AOC. Remedial work is expected to be required under the AOC.

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and our operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and our operations began submitting the required reclamation plans in 1997. Reclamation is an ongoing activity and we recognize estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase our regulatory obligations and compliance costs with respect to mine closure and reclamation.

         OTHER MATTERS

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management
(BLM) to form a task force to review BLM's hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on our current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments or revisions to the hardrock mining surface management regulations could result in additional expenses in the development and operation of new mines on federal lands.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement became effective for fiscal years beginning after December 15, 1997. We adopted this statement in 1998.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement is required to be adopted and we will adopt it in the first quarter of 2000. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

CAPITAL OUTLAYS

Capital outlays in the following table exclude capitalized interest and the minority interest portions of the expenditures at Morenci, Chino and Candelaria.

--------------------------------------------------------------------------------

                                        1998       1997       1996
                                        ----       ----       ----
                                           (millions of dollars)
Phelps Dodge Mining Company:
  Candelaria ......................   $    8.0      161.7       89.5
  Other ...........................      193.3      293.6      240.7
                                      --------   --------   --------
                                         201.3      455.3      330.2
                                      --------   --------   --------
Phelps Dodge Industries:
  Specialty chemicals .............       41.7       75.7       72.2
  Wire and cable ..................       70.1      102.5       97.8
  Other (Accuride was sold in 1998)         --       24.0        9.6
                                      --------   --------   --------
                                         111.8      202.2      179.6
                                      --------   --------   --------
Corporate and other ...............        5.0        4.1        3.2
                                      --------   --------   --------
                                      $  318.1      661.6      513.0
                                      ========   ========   ========

--------------------------------------------------------------------------------

INFLATION

The principal impact of general inflation upon our financial results has been on unit production costs, especially supply costs, at our mining and industrial operations. It is important to note, however, that the selling price of our principal product, copper, does not necessarily parallel the rate of inflation or deflation.

DIVIDENDS AND MARKET PRICE RANGES

The principal market for our common stock is the New York Stock Exchange. At March 5, 1999, there were 10,281 holders of record of our common shares. We paid a quarterly dividend of 45 cents on each common share for the first quarter of 1996. In the 1996 second quarter, the quarterly dividend was increased by 11 percent to 50 cents on each common share and continued at that rate throughout 1997 and 1998. Additional information required for this item is provided in the Quarterly Financial Data table.

QUARTERLY FINANCIAL DATA
(In millions except per common share amounts)
--------------------------------------------------------------------------------

                                       First       Second      Third      Fourth
                                      Quarter      Quarter    Quarter    Quarter
                                      -------      -------    -------    -------
1998

Sales and other operating
 revenues ........................   $   798.3      794.4      764.0      706.7

Operating income .................       273.9       73.8       65.3        9.7

Net income (loss) ................       163.7       40.4       28.6      (41.8)

Net income (loss) per common share
 - basic .........................        2.80       0.69       0.49      (0.72)

Net income (loss) per common share
 - diluted .......................        2.79       0.69       0.49      (0.72)

Stock prices *
  High ...........................       69.25      71.75      62.56      61.75
  Low ............................       58.06      56.13      43.88      49.56
  Close ..........................       64.56      57.19      52.19      50.88

1997

Sales and other operating
 revenues ........................   $ 1,021.7    1,065.0      961.7      865.9

Operating income .................       206.0      190.7      150.0       64.3

Net income .......................       137.5      134.8      104.2       32.0

Net income per common share
 - basic .........................        2.14       2.18       1.74       0.55

Net income per common share
 - diluted .......................        2.13       2.16       1.72       0.54

Stock prices *
  High ...........................       79.00      89.63      87.94      79.81
  Low ............................       68.00      70.25      75.06      59.88
  Close ..........................       73.13      85.19      77.63      62.25

----------

*  As reported in the Wall Street Journal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------
PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The consolidated balance sheet at December 31, 1998 and 1997, and the related consolidated statements of income, of cash flows and of common shareholders' equity for each of the three years in the period ended December 31, 1998, and notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated January 14, 1999, appear in this report. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1998. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 1998, 1997 and 1996:

      II - Valuation and qualifying accounts and reserves.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated January 14, 1999, included an audit of the Financial Statement Schedule listed in the foregoing index titled "Additional Financial Data." In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Phoenix, Arizona
January 14, 1999

REPORT OF MANAGEMENT

Our management is responsible for the preparation, integrity and objectivity of the consolidated financial statements presented in this annual report. The statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. Management also accepts responsibility for the preparation of other financial information included in this document.

         Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The system includes formal policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. The system also includes the careful selection and training of qualified personnel, an organization that provides a segregation of responsibilities and a program of internal audits that independently evaluates the effectiveness of internal controls and recommends possible improvements.

         The Audit Committee, currently consisting of six non-employee directors, meets at least three times a year to review, among other matters, internal control conditions and internal and external audit plans and results. It meets periodically with senior officers, internal auditors and independent accountants to review the adequacy and reliability of our accounting, financial reporting and internal controls.

         Our independent accountants, PricewaterhouseCoopers LLP, have audited the annual financial statements in accordance with generally accepted auditing standards. The independent accountants' report expresses an informed judgment as to the fair presentation of our reported operating results, financial position and cash flows. This judgment is based on the results of auditing procedures performed and such other tests that they deemed necessary, including consideration of our internal control structure.

         Our management also recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in our code of business ethics and policies, which is distributed throughout the Company. The code of conduct addresses:

          +    the necessity of ensuring open communication within the Company;
          +    potential conflicts of interest;
          +    compliance with all applicable laws (including financial
               disclosure); and
          +    the confidentiality of proprietary information.

         We maintain a systematic program to assess compliance with these policies.

<AUDIT-REPORT>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of common shareholders' equity present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Phoenix, Arizona
January 14, 1999
</AUDIT-REPORT>

STATEMENT OF CONSOLIDATED INCOME
--------------------------------------------------------------------------------
(In millions except per share data)
--------------------------------------------------------------------------------

                                           For the years ended December 31,

                                           1998         1997         1996
                                        ---------    ---------    ---------
SALES AND OTHER OPERATING REVENUES ..   $ 3,063.4      3,914.3      3,786.6
                                        ---------    ---------    ---------

OPERATING COSTS AND EXPENSES
  Cost of products sold .............     2,360.4      2,744.1      2,604.4
  Depreciation, depletion and
   amortization .....................       293.3        283.7        249.5
  Selling and general administrative
   expense ..........................       122.9        141.8        125.9
  Exploration and research expense ..        55.0         87.8         83.9
  Provision for environmental costs,
   asset dispositions and other
   non-recurring charges ............      (190.9)        45.9         10.0
                                        ---------    ---------    ---------
                                          2,640.7      3,303.3      3,073.7
                                        ---------    ---------    ---------
OPERATING INCOME ....................       422.7        611.0        712.9
  Interest expense ..................       (96.4)       (74.2)       (68.0)
  Capitalized interest ..............         1.9         11.7          1.9
  Miscellaneous income and
   expense, net .....................         8.8         33.4         40.7
                                        ---------    ---------    ---------
INCOME BEFORE TAXES, MINORITY
 INTERESTS AND EQUITY IN NET EARNINGS
 OF AFFILIATED COMPANIES ............       337.0        581.9        687.5
  Provision for taxes on income .....      (134.0)      (180.4)      (220.0)
  Minority interests in consolidated
   subsidiaries .....................        (7.9)        (4.7)       (16.2)
  Equity in net earnings (losses)
   of affiliated companies ..........        (4.2)        11.7         10.5
                                        ---------    ---------    ---------
NET INCOME ..........................   $   190.9        408.5        461.8
                                        =========    =========    =========

BASIC EARNINGS PER SHARE ............   $    3.28         6.68         7.02

DILUTED EARNINGS PER SHARE ..........   $    3.26         6.63         6.98

AVERAGE NUMBER OF SHARES OUTSTANDING
 - BASIC ............................        58.2         61.1         65.8

AVERAGE NUMBER OF SHARES OUTSTANDING
 - DILUTED ..........................        58.5         61.6         66.2

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
(In millions except per share values)
--------------------------------------------------------------------------------

                                                     December 31,   December 31,
                                                         1998           1997
                                                     ------------   ------------
ASSETS
 Current assets:
  Cash and cash equivalents ......................     $  221.7          157.9
  Accounts receivable, less allowance for doubtful
   accounts (1998 - $14.9; 1997 - $13.8) .........        321.1          420.5
  Inventories ....................................        266.0          297.8
  Supplies .......................................        110.9          115.1
  Prepaid expenses ...............................         16.5            7.8
  Deferred income taxes ..........................         43.8           52.0
                                                       --------       --------
   Current assets ................................        980.0        1,051.1
 Investments and long-term accounts receivable ...         85.6          131.8
 Property, plant and equipment, net ..............      3,587.2        3,445.1
 Other assets and deferred charges ...............        383.7          337.2
                                                       --------       --------
                                                       $5,036.5        4,965.2
                                                       ========       ========
LIABILITIES
 Current liabilities:
  Short-term debt ................................     $  116.1           91.4
  Current portion of long-term debt ..............         68.5           54.8
  Accounts payable and accrued expenses ..........        451.3          553.2
  Income taxes ...................................         15.2            1.7
                                                       --------       --------
   Current liabilities ...........................        651.1          701.1
 Long-term debt ..................................        836.4          857.1
 Deferred income taxes ...........................        508.6          439.2
 Other liabilities and deferred credits ..........        359.7          344.1
                                                       --------       --------
                                                        2,355.8        2,341.5
                                                       --------       --------
COMMITMENTS AND CONTINGENCIES
 (SEE NOTES 7, 18 AND 19)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ..         93.3          113.3
                                                       --------       --------
COMMON SHAREHOLDERS' EQUITY
 Common shares, par value $6.25; 100.0 shares
  authorized; 57.9 outstanding (1997 - 58.6)
  after deducting 17.3 shares (1997 - 16.6)
  held in treasury ...............................        362.1          366.5
 Capital in excess of par value ..................          1.8             --
 Retained earnings ...............................      2,345.0        2,301.0
 Accumulated other comprehensive income (loss) ...       (113.9)        (146.9)
 Other ...........................................         (7.6)         (10.2)
                                                       --------       --------
                                                        2,587.4        2,510.4
                                                       --------       --------
                                                       $5,036.5        4,965.2
                                                       ========       ========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------
(In millions)
--------------------------------------------------------------------------------

                                                        For the years ended
                                                            December 31,
                                                      1998      1997      1996
                                                     ------    ------    ------
OPERATING ACTIVITIES
 Net income ......................................   $190.9     408.5     461.8
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization ......    293.3     283.7     249.5
   Deferred income taxes .........................     43.9      40.7      61.9
   Equity earnings net of dividends received .....      5.8      (6.5)     (3.8)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable ...     53.3      36.5      (6.2)
    (Increase) decrease in inventories ...........      6.4      (6.2)      3.6
    (Increase) decrease in supplies ..............      2.5      (0.1)      3.8
    (Increase) decrease in prepaid expenses ......     (9.4)     (2.3)     10.7
    (Increase) decrease in deferred income taxes .      8.3      (5.8)     (1.8)
    Increase (decrease) in interest payable ......      2.2      (1.0)      5.9
    Increase (decrease) in other accounts payable     (42.1)     21.1      38.3
    Increase (decrease) in income taxes ..........     13.8     (13.4)     (0.3)
    Increase (decrease) in other accrued expenses     (23.6)    (12.0)     10.0
   Net gain on asset dispositions ................   (171.7)       --        --
   Non-recurring and other adjustments, net ......      4.8      21.4       4.1
                                                     ------    ------    ------
    Net cash provided by operating activities ....    378.4     764.6     837.5
                                                     ------    ------    ------
INVESTING ACTIVITIES
 Capital outlays .................................   (318.1)   (661.6)   (513.0)
 Capitalized interest ............................     (1.9)    (11.7)     (1.9)
 Investment in subsidiaries ......................   (350.2)   (127.6)    (47.4)
 Proceeds from asset dispositions and other ......    486.2       7.1       5.0
                                                     ------    ------    ------
    Net cash used in investing activities ........   (184.0)   (793.8)   (557.3)
                                                     ------    ------    ------
FINANCING ACTIVITIES
 Increase in debt ................................    108.0     418.4      16.1
 Payment of debt .................................    (85.6)    (66.9)    (54.1)
 Common dividends ................................   (117.3)   (122.7)   (128.6)
 Purchase of common shares .......................    (35.4)   (511.5)   (273.2)
 Other, net ......................................     (0.3)     (0.3)     21.2
                                                     ------    ------    ------
    Net cash used in financing activities ........   (130.6)   (283.0)   (418.6)
                                                     ------    ------    ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .     63.8    (312.2)   (138.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...    157.9     470.1     608.5
                                                     ------    ------    ------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........   $221.7     157.9     470.1
                                                     ======    ======    ======

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(In millions)
--------------------------------------------------------------------------------

                                               Common Shares                            Accumulated
                                               -------------    Capital in                 Other                 Common
                                             Number     At Par   Excess of   Retained  Comprehensive           Shareholders'
                                            of Shares   Value    Par Value   Earnings      Income       Other    Equity
                                            ---------  -------  ----------  ---------  -------------   ------- -------------
BALANCE AT DECEMBER 31, 1995 ...............  68.6     $ 428.7     $  -     $ 2,360.1     $ (98.4)    $ (12.7)   $ 2,677.7
 Stock options exercised ...................   0.4         2.6                   12.0                                 14.6
 Tax benefit from stock options ............                                      5.5                                  5.5
 Common shares purchased ...................  (4.3)      (26.9)                (246.3)                              (273.2)
 Restricted shares issued, net .............     -           -                    0.5                     1.2          1.7
 Dividends on common shares ................                                   (128.6)                              (128.6)
 Comprehensive income
  Net income ...............................                                    461.8                                461.8
  Other comprehensive income (loss),
   net of tax
   Translation adjustment ..................                                                 (4.9)                    (4.9)
   Additional pension liability ............                                                  1.0                      1.0
   Unrealized gains on  securities .........                                                  0.3                      0.3
                                                                                         --------                ---------
   Other comprehensive income ..............                                                 (3.6)                    (3.6)
                                                                                         --------                ---------
  Comprehensive income .....................                                                                         458.2
                                             -----     -------    -----     ---------    --------      ------    ---------
BALANCE AT DECEMBER 31, 1996 ...............  64.7       404.4        -       2,465.0      (102.0)     ( 11.5)     2,755.9
 Stock options exercised ...................   0.5         2.9                   11.4                                 14.3
 Tax benefit from stock options ............                                      8.4                                  8.4
 Common shares purchased ...................  (6.6)      (40.9)                (470.6)                              (511.5)
 Restricted shares issued, net .............     -         0.1                    1.0                     1.3          2.4
 Dividends on common shares ................                                   (122.7)                              (122.7)
 Comprehensive income
  Net income ...............................                                    408.5                                408.5
  Other comprehensive income (loss),
   net of tax
   Translation adjustment ..................                                                (45.2)                   (45.2)
   Additional pension liability ............                                                  1.0                      1.0
   Unrealized gains on  securities .........                                                 (0.7)                    (0.7)
                                                                                         --------                ---------
   Other comprehensive income ..............                                                (44.9)                   (44.9)
                                                                                         --------                ---------
  Comprehensive income .....................                                                                         363.6
                                             -----     -------    -----     ---------    --------      ------    ---------
BALANCE AT DECEMBER 31, 1997 ...............  58.6       366.5        -       2,301.0      (146.9)      (10.2)     2,510.4
 Stock options exercised ...................     -         0.3                    1.9                                  2.2
 Tax benefit from stock options ............                                      0.3                                  0.3
 Common shares purchased ...................  (0.7)       (4.6)                 (30.8)                               (35.4)
 Restricted shares issued, net .............     -        (0.1)                  (1.0)                    2.6          1.5
 Other investment adjustments ..............                        1.8                                                1.8
 Dividends on common shares ................                                   (117.3)                              (117.3)
 Comprehensive income
  Net income ...............................                                    190.9                                190.9
  Other comprehensive income (loss),
   net of tax
   Reclassification adjustment * ...........                                                 37.7                     37.7
   Translation adjustment ..................                                                 (1.7)                    (1.7)
                                                                                         --------                ---------
   Translation, net of reclass adjustments .                                                 36.0                     36.0
   Additional pension liability ............                                                 (3.0)                    (3.0)
                                                                                         --------                ---------
   Other comprehensive income ..............                                                 33.0                     33.0
                                                                                         --------                ---------
  Comprehensive income .....................                                                                         223.9
                                             -----     -------    -----     ---------    --------      ------    ---------
BALANCE AT DECEMBER 31, 1998 ...............  57.9     $ 362.1    $ 1.8     $ 2,345.0    $ (113.9)     $ (7.6)   $ 2,587.4
                                             =====     =======    =====     =========    ========      ======    =========

DISCLOSURE OF RECLASSIFICATION AMOUNT:

* The 1998 reclassification adjustment resulted from the sale of Black Mountain.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in tables stated in thousands except as noted)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, we, us or ours), and its majority-owned subsidiaries. Interests in mining joint ventures in which we own more than 50 percent are reported using the proportional consolidation method. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "Minority interests in consolidated subsidiaries." All material intercompany balances and transactions are eliminated.

         Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned, and for which we do not exercise significant control, are carried at cost.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within common shareholders' equity. For the translation of the financial statements of certain foreign subsidiaries dealing predominantly in U.S. dollars and for those affiliates operating in highly inflationary economies, assets and liabilities receivable or payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

STATEMENT OF CASH FLOWS. For the purpose of preparing the Consolidated Statement of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES AND SUPPLIES. Inventories and supplies are stated at the lower of cost or market. Cost for substantially all inventories is determined by the last-in, first-out method (LIFO). Cost for substantially all supplies is determined by a moving average method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to operations as incurred. We evaluate our long-term assets to be held and used and our identifiable intangible assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

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

ENVIRONMENTAL EXPENDITURES. Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable.

MINE CLOSURE COSTS. Reclamation is an ongoing activity and we recognize estimated reclamation costs on a units of production basis.

GOODWILL. Included in "Other assets and deferred charges" are costs in excess of the net assets of businesses acquired. These amounts are amortized on a straight-line basis over periods of 15 to 30 years.

REVENUE RECOGNITION. Revenue is recorded when title passes to the customer. Copper revenue is recognized based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts. Price estimates used for provisionally priced shipments are based on management's judgment of expected price levels and are adjusted to actual prices at settlement. We use futures contracts and other financial instruments as hedges for our sales and cash management program. Gains and losses on such transactions related to sales are matched to specific sales contracts and charged or credited to sales revenue.

HEDGING PROGRAMS. We do not purchase, hold or sell derivative financial contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur that will result in exposing us to market risk. Derivative financial instruments are used to manage well-defined commodity price, foreign exchange and interest rate risks from our primary business activities. For a discussion on why we use derivative financial contracts, our year-end derivative position and related financial results, please refer to Note 20.

         COMMODITY FUTURES CONTRACTS -- We recognize gains and losses on commodity futures contracts in income when the underlying customer sale is recognized. We also recognize gains and losses whenever a previous customer contract is no longer expected to occur.

         COPPER OPTION CONTRACTS -- We initially record net premiums paid on copper option contracts as prepaid assets and then amortize the premium on a straight-line basis over the hedge protection period. We recognize hedging gains and losses in income at the maturity of the option contract. We record any premiums received on the sale of option contracts as accrued expenses until the maturity of the option contract when the premium received is recorded as income.

         FOREIGN EXCHANGE CONTRACTS -- We initially record premiums paid on currency option contracts and unrecognized gains and losses on forward exchange contracts as prepaid assets. Hedge premiums on forward exchange contracts are amortized on a straight-line basis over the hedge protection period. Gains and losses on forward exchange contracts are credited or charged to miscellaneous income or expense. Changes in market value of forward exchange contracts protecting actual transactions are recognized in the period incurred. For currency option contracts, we recognize unamortized premium and hedging gains and losses in income when the underlying hedged transaction is recognized or when a previously hedged transaction is no longer expected to occur.

         CURRENCY SWAP CONTRACTS -- For certain of our currency swap contracts, which are in substance forward exchange contracts, we amortize hedge premiums on a straight-line basis over the hedge protection period while gains and losses are recognized in income in the period incurred. For other types of currency swap contracts, we recognize costs associated with such agreements to interest expense over the term of the agreement.

         INTEREST RATE SWAPS -- The costs associated with interest rate swap agreements are amortized to interest expense over the term of the agreement.

STOCK COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," we apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our stock option plans. Note 15 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for 1998, 1997 and 1996 if we had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

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

PENSION PLANS. We have trusteed, non-contributory pension plans covering substantially all of our U.S. employees and some employees of international subsidiaries. The benefits are based on, in the case of certain plans, final average salary and years of service and, in the case of other plans, a fixed amount for each year of service. Our funding policy provides that payments to the pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 for U.S. plans or, in the case of international subsidiaries, the minimum legal requirements in that particular country. Additional payments may also be provided from time to time.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. We have several postretirement health care and life insurance benefit plans covering most of our U.S. employees and in some cases employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

POSTEMPLOYMENT BENEFITS. We have certain postemployment benefit plans covering most of our U.S. employees and in some cases employees of international subsidiaries. The benefit plans may provide severance, disability, supplemental health care, life insurance or other welfare benefits. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation. Additional amounts may also be provided from time to time.

EARNINGS PER SHARE. In 1997, we adopted SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For comparative purposes, all prior period earnings per share computations have been restated to reflect the effect of SFAS No. 128.

--------------------------------------------------------------------------------

                                                    1998       1997       1996
                                                  --------   --------   --------
BASIC EARNINGS PER SHARE COMPUTATION
 Numerator:
  Net income ..................................   $190,900    408,500    461,800
                                                  --------   --------   --------
 Denominator:
  Average common shares
   outstanding ................................     58,200     61,100     65,800
                                                  --------   --------   --------

 Basic earnings per share .....................   $   3.28       6.68       7.02
                                                  ========   ========   ========
DILUTED EARNINGS PER SHARE COMPUTATION
 Numerator:
  Net income ..................................   $190,900    408,500    461,800
                                                  --------   --------   --------
 Denominator:
  Average common shares
   outstanding ................................     58,200     61,100     65,800
  Average employee stock options ..............        100        300        200
  Average restricted stock issued
   to employees ...............................        200        200        200
                                                  --------   --------   --------
  Total average common shares
   outstanding ................................     58,500     61,600     66,200
                                                  --------   --------   --------

 Diluted earnings per share ...................   $   3.26       6.63       6.98
                                                  ========   ========   ========

----------
     Stock options excluded from the computation of diluted earnings per share because option prices exceeded fair market value were as follows:

                                              1998         1997        1996
                                              ----         ----        ----
    Outstanding options ................       2,617         132         962
    Option price .......................   $   58.84       76.45       64.36

--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS. We adopted SFAS No. 130, "Reporting Comprehensive Income" in the 1998 first quarter. The required information has been presented in the Consolidated Financial Statement of Common Shareholders' Equity. We also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The required information has been presented in Note 21-Business Segment Data. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement became effective for fiscal years beginning after December 15, 1997. We have adopted these statements in 1998. These statements have no effect on our results of operations, financial position, capital resources or liquidity. Prior year disclosures have been restated for comparative purposes.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held, is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement is required to be adopted and we will adopt it in the first quarter of 2000. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

RECLASSIFICATION. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2. ASSET DISPOSITIONS AND ACQUISITIONS
Effective January 1, 1998, we sold a 90 percent interest in our wheel and rim manufacturing business, Accuride Corporation and related subsidiaries (Accuride), to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. That sale resulted in a pre-tax gain of $186.1 million, ($122.8 million after taxes, or $2.10 per common share). The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $12.6 million ($8.3 million after taxes, or $0.14 per common share). Under the terms of the sales agreements, we received total proceeds of $465.9 million from the two transactions, less $16.4 million in working capital adjustments and transaction costs.

         On February 3, 1998, we acquired the stock of Cobre Mining Company Inc. (Cobre) for $108.7 million including acquisition costs. We also assumed Cobre's outstanding debt of $14.8 million. The acquisition was at a price of $3.85 per common share for Cobre's 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights, located in southwestern New Mexico adjacent to the Corporation's Chino Mines Company (Chino) operations. On October 21, 1998, we announced the indefinite suspension of operations at Cobre. Operations will be suspended in a phased approach reducing copper production by 35,000 annual tons.

         In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220.0 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black.

         Effective October 1, 1998, we sold our 44.6 percent interest in Black Mountain Mineral Development Company to Amcoal Colliery and Industrial Operations Limited, a public company incorporated in South Africa. The sale resulted in a pre-tax loss of $27.0 million ($26.4 million after taxes, or $0.45 per common share) including the write-off of cumulative translation adjustments. Under the terms of the sales agreement, we received total proceeds of $18.5 million from the transaction.

3. PROVISION FOR ENVIRONMENTAL COSTS AND OTHER NON-RECURRING CHARGES During 1998, we recorded non-recurring, pre-tax charges of $5.5 million at Phelps Dodge Mining Company for costs associated with indefinite closures and curtailments of certain mining operations and $2.3 million at Phelps Dodge Magnet Wire for an early retirement program. These charges reduced net income by $5.6 million, or 10 cents per common share, after taxes.

         During 1997, we recorded non-recurring, pre-tax charges of $42.1 million primarily at Phelps Dodge Mining Company. These charges reflect additional provisions of $23.0 million for estimated future costs associated with environmental matters and $19.1 million for a voluntary early retirement program. These charges reduced net income in 1997 by $29.0 million, or 47 cents per common share, after taxes.

         In December 1996, the United States District Court of the Eastern District of New York ruled that our 1986 sale of property in Maspeth, New York, to the United States Postal Service was to be rescinded. The Court ordered us to return the $14.8 million originally paid by the Postal Service for the property and to pay interest on the sales price for a portion of the time since that sale. In 1996, we recorded $10.0 million in reclamation reserves and $5.9 million in accrued interest related to this property. In August 1997, we returned $14.8 million to the Postal Service for the Maspeth property and paid $6.6 million of interest to the Postal Service.

4. INVESTMENTS AND LONG-TERM RECEIVABLES Investments and long-term receivables were as follows:

--------------------------------------------------------------------------------

                                                 1998         1997         1996
                                                 ----         ----         ----
Equity basis:
  International wire and cable
   manufacturers ........................     $ 22,300       18,600       20,300
  Black Mountain (see Note 2) ...........           --        8,800        9,000
  Accuride Kaiser Wheel Inc. ............
   (see Note 2) .........................           --       22,600           --
  SIMSA (Peruvian zinc mining
   company) .............................       13,800       14,500           --
  Other .................................        5,000       16,500       16,100
Cost basis:
  Southern Peru Copper Corporation ......       13,200       13,200       13,200
  Other .................................       31,300       37,600       27,800
                                              --------     --------     --------
                                              $ 85,600      131,800       86,400
                                              ========     ========     ========

--------------------------------------------------------------------------------

         Equity earnings (losses) were as follows:

--------------------------------------------------------------------------------

                                              1998           1997          1996
                                              ----           ----          ----
International wire and cable
  manufacturers .....................      $ (5,900)         3,900         2,600
Black Mountain (see Note 2) .........         1,600          3,700         6,600
Other ...............................           100          4,100         1,300
                                           --------       --------      --------
                                           $ (4,200)        11,700        10,500
                                           ========       ========      ========

--------------------------------------------------------------------------------

         Dividends from equity basis investments were received as follows:

--------------------------------------------------------------------------------

                                                 1998         1997         1996
                                                 ----         ----         ----
International wire and cable
  manufacturers .........................       $  100          300          300
Black Mountain (see Note 2) .............        1,100        3,400        6,000
SIMSA ...................................          400          800           --
Other ...................................           --          600          500
                                                ------       ------       ------
                                                $1,600        5,100        6,800
                                                ======       ======       ======

--------------------------------------------------------------------------------

         Our  retained  earnings  include   undistributed   earnings  of  equity
investments of (in millions): 1998 - $63.5; 1997 - $69.3; 1996 - $62.8.

         Condensed financial information for our equity basis investments as of December 31, 1998, is as follows:

--------------------------------------------------------------------------------

                                             1998           1997          1996
                                             ----           ----          ----
Sales ...................                 $ 161,900       395,600       298,100
Net income ..............                   (12,500)       32,400        25,000

--------------------------------------------------------------------------------

Net current assets ...................    $   7,300        49,300        18,300
Fixed assets, net ....................      101,200       151,700       120,500
Long-term debt .......................       (2,700)      (19,200)      (28,000)
Other assets and liabilities, net ....       (8,900)       (2,900)       (2,400)
                                          ---------     ---------     ---------

Net assets ...........................    $  96,900       178,900       108,400
                                          =========     =========     =========

--------------------------------------------------------------------------------

5. INTEREST EXPENSE, NET OF AMOUNT CAPITALIZED

We reported net interest expense in 1998 of $94.5 million, compared with $62.5 million in 1997 and $66.1 million in 1996. Net interest expense increased in 1998 primarily due to the full year inclusion of $250.0 million of notes payable issued in the fourth quarter of 1997, and the completion in 1997 of the Candelaria expansion project resulting in a decrease of capitalized interest costs. Net interest expense decreased in 1997 from 1996 despite a $344.0 million increase in debt due to an increase in capitalized interest of $9.8 million primarily attributable to the expansion of the Candelaria project in Chile. In addition, there were $5.9 million in interest charges in 1996 relating to a Court-ordered rescission of a 1986 property sale (see Note 3) as well as foreign currency exchange gains of $8.0 million reflecting the remeasurement of Venezuelan local currency debt after a major devaluation of the bolivar.

6. MISCELLANEOUS INCOME AND EXPENSE, NET

Miscellaneous income and expense, net for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                                         1998     1997     1996
                                                         ----     ----     ----
Interest income .....................................   $23.5     22.2     34.2
Loss on sale of Black Mountain ......................   (27.0)      --       --
Dissolution of Sumitomo joint venture* ..............    10.3       --       --
Greek cost basis investment share
     exchange** .....................................      --      6.0       --
Southern Peru Copper Corporation dividend
     (13.9% minority interest) ......................     5.7     14.1     16.4
Foreign currency exchange gain (loss) ...............    (5.7)    (9.6)   (11.7)
Other ...............................................     2.0      0.7      1.8
                                                        -----    -----    -----
                                                        $ 8.8     33.4     40.7
                                                        =====    =====    =====

----------
* Dissolution of joint ventures between Phelps Dodge and Sumitomo Electric Industries, Ltd., at five wire and cable manufacturing and support companies.
** The exchange of shares of a cost-basis investment in a wire and cable business located in Greece.
--------------------------------------------------------------------------------

7. INCOME TAXES
We use the asset and liability approach for accounting and reporting of income taxes. Changes in tax rates and laws are reflected in income from operations in the period such changes are enacted. Balance sheet classification of deferred income taxes is determined by the balance sheet classification of the related asset or liability.

         Geographic sources of income before taxes, minority interests and equity in net earnings of affiliated companies for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                       1998              1997             1996
                                       ----              ----             ----
United States ..............        $ 344,200           468,600          536,100
Foreign ....................           (7,200)          113,300          151,400
                                    ---------         ---------        ---------
                                    $ 337,000           581,900          687,500
                                    =========         =========        =========

--------------------------------------------------------------------------------

         The provision for income taxes for the years ended December 31 were as follows:

--------------------------------------------------------------------------------

                                          1998            1997            1996
                                          ----            ----            ----
Currently payable:
 Federal .......................        $ 54,400          89,900          99,000
 State .........................           9,100          15,000          16,100
 Foreign .......................          26,600          34,800          43,000
                                        --------        --------        --------
                                          90,100         139,700         158,100
                                        --------        --------        --------
Deferred:
 Federal .......................          37,800          22,400          45,200
 State .........................           5,300           6,000           6,400
 Foreign .......................             800          12,300          10,300
                                        --------        --------        --------
                                          43,900          40,700          61,900
                                        --------        --------        --------
                                        $134,000         180,400         220,000
                                        ========        ========        ========

--------------------------------------------------------------------------------

         A reconciliation of the U.S. statutory tax rate to our effective tax rate is as follows:

--------------------------------------------------------------------------------

                                                        1998      1997     1996
                                                        ----      ----     ----
Statutory tax rate .................................    35.0%     35.0     35.0
Depletion ..........................................    (2.5)     (7.5)    (7.0)
State and local income taxes .......................     2.9       2.3      2.1
Effective international tax rate ...................     7.7       1.0      0.9
Other items, net ...................................    (3.1)      0.2      1.0
                                                        ----      ----     ----
Effective tax rate .................................    40.0%     31.0     32.0
                                                        ====      ====     ====

--------------------------------------------------------------------------------

         We paid federal, state, local and foreign income taxes of approximately $77 million in 1998, compared with approximately $173 million in 1997 and approximately $160 million in 1996. As of December 31, 1998, we had alternative minimum tax credits of approximately $65 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax. We also have alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $25 million which begin to expire in 1999.

         Our federal income tax returns for the years 1992 through 1997 are currently under examination by the Internal Revenue Service (IRS). The IRS has issued proposed assessments relating to our federal income tax liability for the years 1990 and 1991, and we have reached a conditional settlement with the IRS appeals division for those years on a number of issues. We are seeking a settlement of the remaining issues and expect either to substantially settle them or litigate the issues involved. Our management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations. However, settlement of these issues, a substantial part of which involve timing differences, could involve material tax and interest payments with respect to the open years.

         Deferred income tax assets (liabilities) comprised the following at December 31:

--------------------------------------------------------------------------------

                                                           1998           1997
                                                           ----           ----
Minimum tax credits ..............................     $  65,000         85,200
Postretirement and postemployment benefits .......        60,200         60,000
Reserves .........................................        70,200         81,200
Mining costs .....................................        47,400         56,600
Inventories ......................................         3,800          4,700
Exploration and mine development costs ...........         2,000          2,900
Other ............................................         1,900          5,200
                                                       ---------      ---------
  Deferred tax assets ............................       250,500        295,800
                                                       ---------      ---------

Depreciation .....................................      (638,400)      (647,100)
Mining properties ................................       (53,000)        (6,000)
Pensions .........................................       (23,900)       (29,900)
                                                       ---------      ---------
  Deferred tax liabilities .......................      (715,300)      (683,000)
                                                       ---------      ---------
                                                       $(464,800)      (387,200)
                                                       =========      =========

--------------------------------------------------------------------------------

         Income taxes have not been provided on our share ($469 million) of undistributed earnings of international manufacturing and mining interests abroad over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholdings and U.S. tax, net of foreign tax credits, in the amounts of $78 million and $39 million, respectively.

8. INVENTORIES AND SUPPLIES
Inventories at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                                1998       1997
                                                                ----       ----
Metals and other raw materials ...........................     $183.0      191.8
Work in process ..........................................       16.0       24.7
Finished manufactured goods ..............................       63.9       77.3
Other ....................................................        3.1        4.0
                                                               ------     ------
                                                               $266.0      297.8
                                                               ======     ======

--------------------------------------------------------------------------------

         Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $110 million and $109 million at December 31, 1998 and 1997, respectively.

         Supplies in the amount of $110.9 million and $115.1 million at December 31, 1998 and 1997, respectively, are stated net of a reserve for obsolescence of $6.7 million and $8.7 million, respectively.

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at December 31 comprised the following (in millions):

--------------------------------------------------------------------------------

                                                              1998        1997
                                                              ----        ----
Buildings, machinery and equipment .....................    $5,366.1     5,265.9
Mining properties ......................................       299.7       166.4
Capitalized mine development ...........................       311.5       312.3
Land and water rights ..................................       103.9        91.5
                                                            --------    --------
                                                             6,081.2     5,836.1
Less accumulated depreciation, depletion
     and amortization ..................................     2,494.0     2,391.0
                                                            --------    --------
                                                            $3,587.2     3,445.1
                                                            ========    ========

--------------------------------------------------------------------------------

         The net increases in property, plant and equipment of $142.1 million in 1998 and $424.6 million in 1997 are summarized below (in millions):

--------------------------------------------------------------------------------

                                                             1998        1997
                                                             ----        ----
Balance at beginning of year ...........................   $3,445.1     3,020.5
                                                           --------    --------

Capital expenditures ...................................      318.1       661.6
Depreciation, depletion and amortization ...............     (286.5)     (277.3)
Property, plant and equipment of acquired
     companies .........................................      263.8        57.2
Property, plant and equipment of disposed
     companies .........................................     (134.3)         --
Asset sales, currency translation adjustments
     and other .........................................      (19.0)      (16.9)
                                                           --------    --------
                                                              142.1       424.6
                                                           --------    --------
Balance at end of year .................................   $3,587.2     3,445.1
                                                           ========    ========

--------------------------------------------------------------------------------

10. OTHER ASSETS AND DEFERRED CHARGES
Other assets and deferred charges at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                                1998       1997
                                                                ----       ----
Goodwill, less accumulated amortization
  (1998 - $23.2; 1997 - $45.2) ...........................     $226.2      178.0
Employee benefit plans ...................................      119.3      122.9
Debt issue costs .........................................       27.5       29.0
Other ....................................................       10.7        7.3
                                                               ------     ------
                                                               $383.7      337.2
                                                               ======     ======

--------------------------------------------------------------------------------

11.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                                1998       1997
                                                                ----       ----
Accounts payable .........................................     $227.9      297.7
Salaries, wages and other compensation ...................       34.7       45.5
Employee benefit plans ...................................       27.5       27.9
Insurance reserves .......................................       14.7       13.8
Environmental reserves ...................................       21.6       38.2
Smelting, refining and freight ...........................       22.6       23.0
Other accrued taxes ......................................       16.4       15.7
Shutdown, relocation and restructuring ...................       16.8        7.7
Interest * ...............................................       18.5       16.3
Returnable containers ....................................        3.9        7.0
Other ....................................................       46.7       60.4
                                                               ------     ------
                                                               $451.3      553.2
                                                               ======     ======

----------
* Interest paid by the Corporation in 1998 was $94.9 million, compared with $72.6 million in 1997 and $67.2 million in 1996.

--------------------------------------------------------------------------------

12. OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits at December 31 were as follows (in millions):

--------------------------------------------------------------------------------

                                                                  1998     1997
                                                                  ----     ----
Postretirement and postemployment benefit plans ..............   $166.0    168.9
Other employee benefit plans .................................     69.8     56.9
Environmental reserves .......................................     84.4     84.2
Insurance reserves ...........................................     25.6     23.0
Shutdown, relocation and restructuring .......................      5.9      4.4
Other ........................................................      8.0      6.7
                                                                 ------   ------
                                                                 $359.7    344.1
                                                                 ======   ======

--------------------------------------------------------------------------------

13. LONG-TERM DEBT AND OTHER FINANCING
Long-term debt at December 31 is summarized below (in millions):

--------------------------------------------------------------------------------

                                                                1998      1997
6.375% Notes due 2004 ......................................   $100.0     100.0
7.125% Debentures due 2027 .................................    150.0     150.0
7.75% Notes due 2002 .......................................    100.0     100.0
7.96% Notes due 1999-2000 ..................................     35.0      50.0
Air Quality Control Obligations:
  5.45% Notes due 2009 .....................................     81.1      81.1
  6.50% Installment sale obligations due 2013 ..............     90.0      90.0
Chilean Mining Operations ..................................    304.8     271.6
Columbian Tiszai Carbon Ltd. (Hungary) .....................      6.0      16.0
Columbian Carbon Spain, S.A ................................      6.0       7.6
Sevalco (United Kingdom) ...................................       --      11.2
Columbian Chemicals Canada .................................      6.5       7.0
Phelps Dodge International Corporation .....................     21.8      25.1
Other ......................................................      3.7       2.3
                                                               ------    ------
Long-term debt including current portion ...................    904.9     911.9
Less current portion .......................................    (68.5)    (54.8)
                                                               ------    ------
Long-term debt excluding current portion ...................   $836.4     857.1
                                                               ======    ======

--------------------------------------------------------------------------------

Annual maturities of debt outstanding at December 31, 1998, are as follows (in millions): 1999 - $68.5; 2000 - $58.2; 2001 - $40.3; 2002 - $146.8; 2003 -
$36.8.

         An existing revolving credit agreement between the Company and several lenders was amended on June 25, 1997. The agreement, as amended and restated, permits borrowings of up to $1 billion from time to time until its scheduled maturity on June 25, 2002. The agreement allows for two, one-year renewals beyond the scheduled maturity date if we request and receive approval from those lenders representing at least two-thirds of the commitments provided by the facility. In the event of such approval, total commitments under the facility would depend upon the willingness of other lenders to assume the commitments of those lenders electing not to participate in the renewal. Interest is payable at a fluctuating rate based on the agent bank's prime rate or at a fixed rate, based on the London Interbank Offered Rate (LIBOR) or at fixed rates offered independently by the several lenders, for maturities of between seven and 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1998, or December 31, 1997.

         A commercial paper program was established on August 15, 1997, under a private placement agency agreement between us and two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by us and the placement agents at the time of each issuance. Our commercial paper rating requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. There were no borrowings under the commercial paper program at December 31, 1998, or December 31, 1997.

         Short-term borrowings were $116.1 million, all by our international operations, at December 31, 1998, compared with $91.4 million at December 31, 1997. The increase in short-term borrowings principally was a result of the issuance of commercial paper at Columbian's new Brazilian operations (Columbian Carbon Brasil). The weighted average interest rate on total short-term borrowings at December 31, 1998, and December 31, 1997, was 24.4 percent and
13.0 percent, respectively.

         On November 5, 1997, we issued $100 million of 6.375 percent notes maturing on November 1, 2004, and $150 million of 7.125 percent debentures maturing on November 1, 2027, under an Indenture dated as of September 22, 1997, between The Chase Manhattan Bank, as Trustee and us. Interest on these securities is payable semiannually on May 1 and November 1 of each year. The notes are not redeemable prior to maturity and are not entitled to any sinking fund. We can redeem the debentures, in whole or in part, at a redemption price equal to the greater of (i) 100 percent of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a rate equal to the sum of the yield of a United States Treasury security having a comparable maturity to the remaining term of the debentures plus 10 basis points. The debentures are not entitled to any sinking fund. We applied most of the proceeds from the sale of the offered securities to repay outstanding commercial paper, which had been issued for general corporate purposes.

         As of December 31, 1998, our 80 percent-owned Candelaria mining operation in Chile had outstanding borrowings of $302.8 million. This debt, incurred to finance construction and the subsequent expansion of the operation, comprises $264.9 million of floating-rate, dollar-denominated debt and $37.9 million of fixed-rate, dollar-denominated debt. The debt and repayments are scheduled to vary from period to period with all debt maturing by the year 2008. Candelaria borrowings during 1998 and 1997 totaled $62.4 million and $57.6 million, respectively, under the project financing agreement. All of the 1998 and 1997 facilities are based on floating rates tied to six-month LIBOR. In 1997, we caused Candelaria to enter into interest rate swaps with certain financial institutions to effectively convert all of Candelaria's floating-rate debt, at that time, to 7.84 percent, fixed-rate debt for the term of the debt. The debt obligations and the interest rate swaps are non-recourse to us. Under the proportional consolidation method the debt amounts listed above represent our 80 percent share.

14. SHAREHOLDERS' EQUITY
On May 7, 1997, we announced that our board of directors had authorized the purchase of up to 6 million of our common shares, approximately 10 percent of our then outstanding shares. This authorization followed a 5 million share purchase program that was initiated in 1995 and extended to 10 million shares in 1996. Under that program we purchased 9,920,800 shares. During 1997, we purchased 6,554,000 of our common shares at a total cost of $511.5 million, including 3,606,000 shares at a cost of $292.9 million under the 1997 share authorization. During 1998, we purchased 731,500 common shares at a total cost of $35.4 million, leaving 1.7 million shares authorized for purchase under the 1997 authorization. There were 57,934,000 shares outstanding on December 31, 1998.

         We have 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1998, or December 31, 1997.

         We have in place a Preferred Share Purchase Rights Plan that contains provisions to protect stockholders in the event of unsolicited offers or attempts to acquire Phelps Dodge, including acquisitions in the open market of shares constituting control without offering fair value to all stockholders and other coercive or unfair takeover tactics that could impair the board of directors' ability to represent the stockholders' interests fully.

15. STOCK OPTION PLANS; RESTRICTED STOCK
Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1987, 1993 and 1998. The option price equals the fair market value of the common shares on the day of the grant and an option's maximum term is 10 years. Options granted vest ratably over a three-year period.

         If an optionee exercises an option under the 1987, 1993 or 1998 plan with already owned shares of the Company, the optionee receives a "reload" option that restores the option opportunity on a number of common shares equal to the number of shares used to exercise the original option. A reload option has the same terms as the original option except that it has an exercise price per share equal to the fair market value of a common share on the date the reload option is granted and is exercisable six months after the date of grant.

         The 1998 plan provides (and the 1993 and 1987 plan provided) for the issuance to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 196,150 shares of Restricted Stock outstanding at December 31, 1998, and 1,133,558 shares available for grant.

         Under the 1989 Directors Stock Option Plan (the 1989 plan), options to purchase common shares have been granted to directors who have not been employees of the Company or its subsidiaries for one year or are not eligible to participate in any plan of the Company or its subsidiaries entitling participants to acquire stock, stock options or stock appreciation rights. In 1996, we suspended the plan, thereby eliminating the annual grant of options to directors. The 1989 plan was replaced with the 1997 Directors Stock Unit Plan which provides to each non-employee director an annual grant of stock units having a value equivalent to our common shares.

         At December 31, 1998, 4,375,553 shares were available for option grants (including 1,133,558 shares as Restricted Stock awards) under the 1998 plan. These amounts are subject to future adjustment as described in the plan agreement. No further options may be granted under the 1993, 1989 or 1987 plans.

         Changes during 1996, 1997 and 1998 in options outstanding for the combined plans were as follows:

--------------------------------------------------------------------------------

                                                                 Average option
                                                       Shares    price per share
                                                       ------    ---------------
Outstanding at December 31, 1995 ...............     3,039,798       $55.13
  Granted ......................................       810,551        71.49
  Exercised ....................................      (552,973)       45.19
  Expired or terminated ........................       (98,182)       62.71
                                                     ---------

Outstanding at December 31, 1996 ...............     3,199,194        60.76
  Granted ......................................     1,110,431        69.33
  Exercised ....................................      (827,243)       52.30
  Expired or terminated ........................       (47,891)       69.63
                                                     ---------

Outstanding at December 31, 1997 ...............     3,434,491        65.44
  Granted ......................................     1,075,784        55.45
  Exercised ....................................       (64,332)       50.25
  Expired or terminated ........................      (174,423)       66.85
                                                     ---------

Outstanding at December 31, 1998 * .............     4,271,520        63.10
                                                     =========

----------

* Exercise prices for options outstanding at December 31, 1998, range from a minimum of approximately $27 per share to a maximum of approximately $89 per share. The average remaining maximum term of options outstanding is approximately eight years. The following table summarizes information concerning options outstanding based on a range of exercise prices.

           Range           Options          Average         Average
        of Exercise      Outstanding       Remaining         Option
           Prices        at 12/31/98         Term            Price
           ------        -----------         ----            -----
          $  20-40           35,924         6 years       $    31.11
             40-60        1,671,016         8 years            54.46
             60-80        2,364,154         8 years            68.03
            80-100          200,426         4 years            82.68
                           --------                         --------
                          4,271,520                       $    63.10
                           ========                         ========

--------------------------------------------------------------------------------

         Exercisable options at December 31, 1998:

--------------------------------------------------------------------------------

                                                                 Average option
                                                       Shares    price per share
                                                       ------    ---------------
1993 Plan ....................................       2,405,434       $66.58
1989 Plan ....................................          54,339        47.49
1987 Plan ....................................         106,666        44.50

--------------------------------------------------------------------------------

         Changes during 1996, 1997 and 1998 in Restricted Stock were as follows:

--------------------------------------------------------------------------------

                                                                         Shares
                                                                         ------
Outstanding at December 31, 1995 ..........................             225,925
  Granted .................................................              17,000
  Terminated ..............................................              (4,500)
  Released ................................................             (10,725)
                                                                       --------

Outstanding at December 31, 1996 ..........................             227,700
  Granted .................................................              15,250
  Terminated ..............................................                (800)
                                                                       --------

Outstanding at December 31, 1997 ..........................             242,150
  Granted .................................................              10,500
  Terminated ..............................................              (9,750)
  Released ................................................             (46,750)
                                                                       --------

Outstanding at December 31, 1998 ..........................             196,150
                                                                       ========

--------------------------------------------------------------------------------

         In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we apply APB Opinion 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in millions except per share amounts):

--------------------------------------------------------------------------------

                                                       1998      1997      1996
                                                       ----      ----      ----
Net income - as reported .........................   $ 190.9     408.5     461.8
Net income - pro forma ...........................     184.7     402.4     456.2

Earnings per share - as reported (basic) .........      3.28      6.68      7.02
Earnings per share - pro forma (basic) ...........      3.17      6.56      6.91
Earnings per share - as reported (diluted) .......      3.26      6.63      6.98
Earnings per share - pro forma (diluted) .........      3.16      6.54      6.89

--------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

--------------------------------------------------------------------------------

                                                       1998      1997      1996
                                                       ----      ----      ----
Expected dividend yield ..........................     2.98%     3.02%     3.32%
Expected stock price volatility ..................     29.0%     23.0%     24.0%
Risk-free interest rate ..........................      4.4%      5.8%      5.7%
Expected life of options .........................   3 years   3 years   3 years

--------------------------------------------------------------------------------

The weighted average fair value of options granted during 1998 was $10.84 per share, compared with $10.62 in 1997 and $12.68 in 1996.

16. PENSION PLANS
Our pension plans cover substantially all of our U.S. employees and certain employees of our international subsidiaries. Benefits are based on years of service and depending on the plan either final average salary or a fixed amount for each year of service. Participants generally vest in their benefits after five years of service. In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). For the underfunded plans, the aggregate benefit obligation is $73 million and the aggregate fair value of plan assets is $31 million.

         The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used:

--------------------------------------------------------------------------------

                                                                1998       1997
                                                                ----       ----
Assumptions:
     Discount rate .......................................      6.75       7.25
     Rate of increase in salary levels ...................       4.0        4.0

Change in benefit obligation:                                     (in millions)
     Benefit obligation at beginning of year .............     $ 699        637
     Service cost - benefits earned during the
       period ............................................        17         17
     Interest cost on benefit obligation .................        49         47
     Employee contributions ..............................         1         --
     Plan amendments .....................................         1         26
     Actuarial loss ......................................       102         12
     Benefits paid .......................................       (49)       (47)
     Curtailments and settlements ........................         6         --
     Special termination benefits ........................         2         11
     Divestitures ........................................       (30)        --
     Currency translation adjustments ....................        (5)        (4)
                                                               -----      -----
     Benefit obligation at end of year ...................     $ 793        699
                                                               =====      =====
Change in plan assets:
     Fair value of plan assets at beginning of year ......     $ 778        703
     Actual return on plan assets ........................        90        117
     Divestitures ........................................       (30)        --
     Employer contributions ..............................         2          7
     Employee contributions ..............................         1         --
     Currency translation adjustments ....................        --         (2)
     Benefits paid .......................................       (49)       (47)
                                                               -----      -----
     Fair value of plan assets at end of year ............     $ 792        778
                                                               =====      =====
Fund status ..............................................     $  (1)        79
     Unrecognized initial net liability (asset) ..........        (1)        (2)
     Unrecognized actuarial loss (gain) ..................         9        (59)
     Unrecognized prior service cost .....................        42         44
                                                               -----      -----
     Net amount recognized ...............................     $  49         62
                                                               =====      =====
Amounts recognized in the balance sheet consist of:
        Prepaid benefit cost .............................     $  72         82
        Accrued benefit liability ........................       (36)       (27)
        Intangible asset .................................         4          2
        Deferred tax benefit .............................         3          2
        Accumulated other comprehensive income ...........         6          3
                                                               -----      -----
     Net amount recognized ...............................     $  49         62
                                                               =====      =====

--------------------------------------------------------------------------------

         Our pension plans were valued between December 1, 1996, and January 1, 1997, and between December 1, 1997, and January 1, 1998. The obligations were projected to and the assets were valued as of the end of 1997 and 1998. Effective January 21, 1998, one bargained hourly pension plan was transferred to another sponsor in conjunction with the sale of Accuride. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

         The assumptions used and the annual cost related to these plans consist of the following:

--------------------------------------------------------------------------------

                                                       1998      1997      1996
                                                       ----      ----      ----
Assumptions:
     Discount rate ...............................     7.25      7.25      7.25
     Expected long-term rate of return ...........      9.5       9.5       9.5
     Rate of increase in salary levels ...........      4.0       4.0       4.0

Components of net periodic benefit cost (in millions):
     Service cost - benefits earned
        during the period ........................   $ 16.6      17.5      14.2
     Interest cost on benefit obligation .........     48.4      46.8      43.4
     Expected return on plan assets ..............    (62.9)    (61.0)    (56.6)
     Amortization of transition
        obligation (asset) .......................     (1.8)     (1.8)     (1.7)
     Amortization of prior service cost ..........      4.2       4.3       2.7
     Recognized actuarial loss ...................      0.5       0.5       0.5
                                                     ------    ------    ------
     Net periodic benefit cost ...................   $  5.0       6.3       2.5
                                                     ======    ======    ======

--------------------------------------------------------------------------------

         We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost for the underfunded plans is $23 million while the minimum liability is $36 million. "Other liabilities and deferred credits" at December 31, 1998, included $13 million relating to this minimum liability, compared with $7 million at December 31, 1997. This amount was offset by a $4 million intangible asset, a $6 million reduction in "Common Shareholders' Equity" and a $3 million deferred tax benefit at December 31, 1998, compared with a $2 million intangible asset, a $3 million reduction in "Common Shareholders' Equity" and a $2 million deferred tax benefit at December 31, 1997.

17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
We record obligations for postretirement medical and life insurance benefits on the accrual basis. One of the principal requirements of the method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.

         Our postretirement plans provide medical insurance benefits for many employees retiring from active service. The coverage is provided on a noncontributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company. We also provide life insurance benefits to our U.S. employees who retire from active service on or after normal retirement age of 65 and to some of our international employees. Life insurance benefits also are available under certain early retirement programs or pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such benefits were paid out of a previously established fund maintained by an insurance company.

         The following table presents the change in benefit obligation, change in plan assets and the funded status of the other postretirement benefit plans and the assumptions used:

--------------------------------------------------------------------------------

                                                                1998       1997
                                                                ----       ----
Assumptions:
     Expected long-term rate of return on
       plan assets .......................................       6.5        8.0
     Weighted average discount rate ......................      6.75       7.25

(In millions) Change in benefit obligation:
     Benefit obligation at beginning of year .............     $ 162        152
     Service cost - benefits earned during the year ......         4          4
     Interest cost on benefit obligation .................        11         10
     Actuarial loss (gain) ...............................        12         (3)
     Benefits paid .......................................        (6)        (5)
     Early retirement windows ............................        --          4
     Divestitures ........................................        (8)        --
                                                               -----      -----
     Benefit obligation at end of year ...................     $ 175        162
                                                               =====      =====
Change in plan assets:
     Fair value of plan assets at beginning of year ......     $  10         10
     Actual return on plan assets ........................         1          1
     Employer contribution ...............................        --         --
     Benefits paid .......................................        (1)        (1)
                                                               -----      -----
     Fair value of plan assets at end of year ............     $  10         10
                                                               =====      =====

     Funded status .......................................     $(165)      (152)
     Unrecognized actuarial loss (gain) ..................         9         (3)
     Unrecognized prior service cost .....................        (1)        (5)
                                                               -----      -----
     Net amount recognized (accrued
       benefit (liability)) ..............................     $(157)      (160)
                                                               =====      =====

--------------------------------------------------------------------------------

         The components of net periodic postretirement benefit cost were as follows:

--------------------------------------------------------------------------------

                                                     1998       1997       1996
                                                     ----       ----       ----
Assumptions:
     Expected long-term rate of return
        on plan assets ........................       6.5        8.0        8.0
     Discount rate ............................      7.25       7.25       7.25

Components of net periodic benefit cost (in millions):
     Service cost - benefits earned
        during the year .......................      $  4          4          4
     Interest cost ............................        11         11         10
     Expected return on plan assets ...........        (1)        (1)        (1)
                                                     ----       ----       ----
     Net periodic benefit cost ................      $ 14         14         13
                                                     ====       ====       ====

--------------------------------------------------------------------------------

         For 1998 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 6.9 percent for 1999 and is projected to decrease to 5.0 percent by 2008 and remain at that level. For 1997 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 7.6 percent for 1998 and was projected to decrease to 5.3 percent by 2008 and remain at that level.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1 percentage-point change in assumed health care cost trend rates assumed for postretirement benefits would have the following effects (in millions):

--------------------------------------------------------------------------------

                                                             1 Percentage-Point
                                                             ------------------
                                                             Increase   Decrease
                                                             --------   --------
Effect on total of service and interest
     cost components ....................................     $ 1.1       (1.0)
Effect on postretirement benefit obligation .............      13.0      (10.7)

--------------------------------------------------------------------------------

18. COMMITMENTS
Rent expense for the years 1998, 1997 and 1996 was (in millions): $13.7, $18.6 and $15.6, respectively. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year totaled $38.3 million at December 31, 1998. These commitments for future periods are as follows (in millions): 1999 - $10.9; 2000 - $7.7; 2001 - $6.6; 2002 - $1.2; 2003
- $0.8; 2004 and thereafter - $11.1.

19. CONTINGENCIES
We are from time to time involved in various legal proceedings of a character normally incident to our past and present businesses. Our management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations on a consolidated basis.

         We are subject to federal, state and local environmental laws, rules and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), as amended by the Superfund Amendments and Reauthorization Act of 1986. Under Superfund, the Environmental Protection Agency (EPA) has identified approximately 35,000 sites throughout the United States for review, ranking and possible inclusion on the National Priorities List (NPL). The EPA has included 13 sites owned by us on the NPL. We believe that most, if not all, of the sites identified do not qualify for listing on the NPL.

         We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment. In many cases, this involves past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from EPA or individual states under CERCLA or an equivalent state law. We are participating in environmental assessment and remediation activity at 39 sites.

         The amounts of our liabilities for remedial activities are very difficult to estimate. This is due to factors such as the unknown extent of the remedial actions that may be required. In the case of sites not owned by us, the extent of our probable liability in proportion to the probable liability of other parties is difficult to estimate. We have other probable environmental liabilities that in our judgment cannot reasonably be estimated. Losses attributable to remediation costs are reasonably possible at other sites. We cannot currently estimate the total additional loss we may incur for these environmental liabilities, but that loss could be substantial. (See Notes 1 and 3 to the Consolidated Financial Statements for further information concerning the Corporation's environmental obligations.)

         In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and our operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and our operations began submitting the required reclamation plans in 1997. Reclamation is an ongoing activity and we recognize estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase our regulatory obligations and compliance costs with respect to mine closure and reclamation.

         In 1997, issues of dispute arose between Phelps Dodge and the San Carlos Apache Tribe regarding our use and occupancy of the Black River Pump Station which delivers water to the Morenci operation. On May 12, 1997, the Tribe filed suit against us in San Carlos Apache Court, seeking our eviction from the Tribe's Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, we reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by us. The legislation does not address any potential claims by the Tribe relating to our historical occupancy and operation of our facilities on the Tribe's Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

         The 1997 legislation required that the Company and the Tribe enter a lease for the delivery of Central Arizona Project water through the Black River Pump Station to Morenci on or before December 31, 1998. In the event a lease was not signed, the legislation expressly provided that the legislation would become the lease. The legislation included the principal terms for that eventuality. To date, we have not entered into a lease with the Tribe, but are relying on our rights under the legislation and are prepared to enforce those rights if necessary. We are cooperating with the United States, which operates the pump station, to reach an agreement with the Tribe on the lease issue.

20. DERIVATIVE FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING AND FAIR VALUE OF FINANCIAL INSTRUMENTS

We do not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We will utilize various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments and on market closing prices at year end. A summary of the derivative instruments we hold is listed as follows:

         COPPER HEDGING

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

         Some of our wire, cathode and rod customers request a fixed sales price instead of the COMEX average price in the month of shipment. As a convenience to these customers, we enter into copper swap and futures contracts to hedge the sales in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price.

         Because of this strategy, the sum of the face values of our outstanding futures contracts is not an accurate measure of our market risk from the use of such hedge contracts. The contracts that may result in market risk to us are those related to the customer sales transactions under which copper products have not yet been shipped.

         At December 31, 1998, we had futures and swap contracts for approximately 86 million pounds of copper with a net hedge value of $65 million and a total face value of approximately $138 million. At that date, we had $7 million in losses on these contracts not yet recorded in our financial statements because the copper products under the related customer transactions had not yet been shipped. These futures contracts had maturities of 15 months or less. At year-end 1997, we had futures and swap contracts in place for approximately 140 million pounds of copper at a net hedge value of $130 million and a total face value of approximately $146 million. We had $18.7 million in deferred, unrealized losses at that time. At year-end 1996, we had futures and swap contracts in place for approximately 149 million pounds of copper at a net hedge value of $143 million and an approximate total face value of $156 million. We had $2.3 million in deferred unrealized gains at that time.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any copper price protection contracts at the end of 1998 or 1997. During the first quarter of 1997, we had hedge contracts in place that provided for a minimum quarterly average price of 90 cents per pound for 85 million pounds of copper cathode that expired without payment. For 1996 production, we had protection contracts that gave us minimum and maximum quarterly average LME prices for 185 million pounds of third quarter copper production. We received $3.1 million from these contracts. Similar 1996 production contracts that ensured a minimum price for 790 million pounds of copper expired without our receiving any payment. In the 1996 third quarter, we sold a portion of our copper price protection contracts for $15.6 million that covered 94 million pounds of production in the 1996 fourth quarter and 85 million pounds of production in the 1997 first quarter. We recognized $8.8 million in income in the 1996 fourth quarter and $6.8 million in income in the 1997 first quarter.

         ALUMINUM HEDGING

         During 1998, our Brazilian wire and cable operation entered into aluminum futures contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing aluminum cable contracted by customers. At December 31, 1998, we had futures contracts for approximately 6 million pounds of aluminum with a net hedge and total face value of approximately $3.7 million. At the end of the year, these contracts had a $0.4 million loss that was not recorded in our financial statements because the aluminum products under the related customer orders had not yet been shipped. The maturities on these aluminum futures contracts were less than one year. Prior to 1998, we had not previously entered into aluminum futures contracts.

         FOREIGN CURRENCY HEDGING

         We are a global company and transact business in many countries and in many currencies. Foreign currency transactions increase our risks because exchange rates can change between the time agreements are made and the time foreign currencies are actually exchanged. One of the ways we manage these exposures is by entering into forward exchange and currency option contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur. We do not enter into foreign exchange contracts for speculative purposes. In the process of protecting our transactions, we may use a number of offsetting currency contracts. As a result, the sum of the face value of our outstanding contracts is not an accurate measure of our market risk from the use of such contracts.

         At December 31, 1998, we had a net hedge and total face value of approximately $44 million in forward exchange contracts to hedge intercompany loans between our international subsidiaries. The forward exchange contracts on December 31, 1998, had maturities of less than one year. At year-end 1997, we had foreign currency protection in place for $158 million, compared with $141 million at year-end 1996, that represented both the net hedged amount and the total face value of the forward contracts. We did not have any significant gains or losses at year end that had not been recorded in our financial statements for each of the three years in the period ended December 31, 1998.

         At year-end 1998, our foreign currency protection contracts included the British pound, German mark, Italian lira and Spanish peseta.

         INTEREST RATE HEDGING

         In some situations, we may enter into structured transactions using currency swaps that result in lower overall interest rates on borrowings. We do not enter into currency swap contracts for speculative purposes. At year-end 1998, we had currency swap contracts in place with an approximate net hedged value of $31 million and a total face value of $36 million. These currency swaps involved swapping fixed-rate Brazilian real loans into fixed-rate U.S. dollar loans, and swapping floating-rate U.S. dollar loans into fixed-rate Thai baht loans. The currency swap contracts on this date had maturities of less than a year.

         In addition, we are vulnerable to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to manage or limit such interest expense costs. We do not enter into interest rate swap contracts for speculative purposes. At year-end 1998, our Candelaria copper mine had interest rate swaps to convert $264.9 million of floating-rate, dollar-denominated debt into fixed-rate debt for the life of the debt (through the year 2008). Under the terms of the floating-rate debt agreement, the Candelaria borrowings are scheduled to vary from period to period during the life of the debt. In order to match the projected changes in debt balances, the face value of the interest rate swaps approximate the amounts of the underlying debt.

         CREDIT RISK

         We are exposed to credit loss in cases when the financial institutions in which we have entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay us when they owe us funds as a result of our protection agreements with them. To minimize the risk of such losses, we only use highly rated financial institutions that meet certain requirements. We also periodically review the credit worthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we have dealt with will default on their obligations.

         The methods and assumptions we used to estimate the fair value of each group of financial instrument for which we can reasonably determine a value are as follow:

CASH AND CASH EQUIVALENTS -- the financial statement amount is a reasonable estimate of the fair value because of the short maturity of those instruments.

INVESTMENTS AND LONG-TERM RECEIVABLES -- the fair values of some investments are estimated based on quoted market prices for those or similar investments. The fair values of other types of instruments are estimated by discounting the future cash flows using the current rates at which similar instruments would be made with similar credit ratings and maturities.

LONG-TERM DEBT -- the fair value of substantially all of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current notes offered to us for debt with similar remaining maturities.

DERIVATIVE HEDGE INSTRUMENTS -- the fair values of some derivative instruments are estimated based on quoted market prices and on calculations using market closing prices for those or similar instruments.

FINANCIAL GUARANTEES AND STANDBY LETTERS OF CREDIT -- the fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle our obligations with the holders of the guarantees or letters of credit at year-end 1998. As a whole, we have various guarantees and letters of credit totaling $59.8 million. There is no market for our guarantees or standby letters of credit. Therefore, it is not practicable to establish their fair value.

         The estimated fair values of our financial instruments as of December 31, 1998, were as follows (in millions):

--------------------------------------------------------------------------------

                                                             Carrying      Fair
                                                              Amount      Value
                                                              ------      -----
Cash and short-term investments ........................     $  221.7     221.7
Currency swap agreements - assets (liabilities) ........         --         1.5
Investments and long-term receivables (including
  amounts due within one year) for which it is
  practicable to estimate fair value * .................         43.9     153.4
Long-term debt (including amounts due within
  one year) ............................................        904.9     944.3
Interest rate swap agreements - assets (liabilities) ...         --       (18.5)
Foreign currency exchange contracts - assets
  (liabilities) ........................................          0.2      (0.1)

----------

* Our largest cost basis investment is our minority interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. Our interest in SPCC was reduced from 16.25 percent to 13.9 percent through an exchange offering of SPCC common shares completed in 1996. Based on the New York Stock Exchange closing market price of those SPCC shares as of December 31, 1998, the estimated fair value of our investment in SPCC is approximately $105 million. Our ownership interest in SPCC is represented by our share of a class of SPCC common stock that is currently not registered for trading on any public exchange.
--------------------------------------------------------------------------------

21. BUSINESS SEGMENT DATA
Our business consists of two divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment.

         Phelps Dodge Mining Company is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to our wire and cable segment. In addition, Phelps Dodge Mining Company at times smelts and refines copper and produces copper rod for others on a toll basis and produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes our other mining operations and investments (including fluorspar, silver and zinc operations) and its worldwide mineral exploration and development programs.

         Phelps Dodge Industries is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The two business segments are specialty chemicals which comprises Columbian Chemicals Company and its subsidiaries, and wire and cable which comprises Phelps Dodge International Corporation and its affiliates and Phelps Dodge Magnet Wire Company and its subsidiaries. Phelps Dodge Industries also included Accuride Corporation and its subsidiaries, our wheel and rim operations, until Accuride was sold effective January 1, 1998.

         Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

         The following tables give a summary of financial data by geographic area and business segment for the years 1996 through 1998. Major unusual items during the three-year period included (i) a 1998 pre-tax provision of $5.5 million in Phelps Dodge Mining Company's operating income for costs associated with indefinite mine shutdowns and curtailments, a $2.3 million pre-tax provision in our wire and cable segment operating income primarily for an early retirement program, and a $198.7 million pre-tax gain in other segments from the disposition of Accuride, (ii) a 1997 pre-tax provision of $40.5 million included in Phelps Dodge Mining Company's operating income for costs associated with a voluntary early retirement program, environmental matters and other, and a 1997 pre-tax provision of $5.4 million included in Corporate and Other's operating income for costs associated with environmental matters and a voluntary early retirement program, and (iii) a 1996 pre-tax provision of $10.0 million included in Phelps Dodge Mining Company's operating income resulting from a reclamation provision related to the Court-ordered rescission of a 1986 sale of property. (See Notes 2 and 3 to the Consolidated Financial Statements for a further discussion of these issues.)

FINANCIAL DATA BY GEOGRAPHIC AREA
(In millions)
--------------------------------------------------------------------------------

                                                    1998       1997       1996
                                                    ----       ----       ----
SALES AND OTHER OPERATING REVENUES:
  Unaffiliated customers
    United States .............................   $2,141.0    2,870.9    2,773.5
    Latin America .............................      579.9      464.8      414.6
    Other .....................................      342.5      578.6      598.5
                                                  --------   --------   --------
                                                  $3,063.4    3,914.3    3,786.6
                                                  ========   ========   ========
LONG-LIVED ASSETS AT DECEMBER 31:
    United States .............................   $2,687.9    2,631.8    2,400.1
    Latin America * ...........................    1,109.8      948.0      651.8
    Other .....................................      239.6      318.0      331.9
                                                  --------   --------   --------
                                                  $4,037.3    3,897.8    3,383.8
                                                  ========   ========   ========
----------
      *     Long-lived assets in Chile.           $  645.1      689.5      557.0

--------------------------------------------------------------------------------
FINANCIAL DATA BY BUSINESS SEGMENT
(IN MILLIONS)

                                                           PD Industries
                                     Phelps    ------------------------------------
                                      Dodge    Specialty  Wire &    Other *           Segment   Corp.   Reconciling
                                     Mining    Chemicals   Cable   Segments   Total  Subtotal  & Other    Elims.    Totals
--------------------------------------------------------------------------------------------------------------------------
1998
  Sales & other operating revenues:
    Unaffiliated customers ....... $1,677.7   454.6     931.1      --     1,385.7    3,063.4     --        --      3,063.4
    Intersegment .................    248.7    --         1.6      --         1.6      250.3     --      (250.3)      --
  Depr., depl. and amort .........    191.5    43.3      56.5      --        99.8      291.3      2.0      --        293.3
  Gain (loss) on asset disposition
    & other non-recurring charges.     (5.5)   --        (2.3)    198.7     196.4      190.9     --        --        190.9
  Operating income (loss) ........    110.3    87.6      67.3     198.7     353.6      463.9    (42.3)      1.1      422.7
  Interest income ................      7.3     1.5       4.3      --         5.8       13.1     21.1     (10.7)      23.5
  Interest expense ...............     27.0     8.5      21.0      --        29.5       56.5     50.5     (10.6)      96.4
  Equity earnings (losses) .......      1.7    --        (5.9)     --        (5.9)      (4.2)    --        --         (4.2)
  Income tax expense .............     38.8    26.5      26.7      67.6     120.8      159.6     --       (25.6)     134.0
  Equity basis investments .......     18.7     0.1      22.3      --        22.4       41.1     --        --         41.1
  Assets at December 31 ..........  3,218.2   729.5     879.2      --     1,608.7    4,826.9  1,027.3    (817.7)   5,036.5
  Expenditures for segment assets     309.3   261.6      97.4      --       359.0      668.3      6.1      (6.1)     668.3
--------------------------------------------------------------------------------------------------------------------------
1997
  Sales & other operating revenues:
    Unaffiliated customers ....... $2,173.3   429.5     978.5     333.0   1,741.0    3,914.3     --        --      3,914.3
    Intersegment .................    288.4    --         2.6      --         2.6      291.0     --      (291.0)      --
  Depr., depl. and amort .........    172.4    37.2      51.4      20.7     109.3      281.7      2.0      --        283.7
  (Provision) for environ. & other
    non-recurring charges ........    (40.5)   --        --        --        --        (40.5)    (5.4)     --        (45.9)
  Operating income (loss) ........    459.2    74.9      83.1      49.8     207.8      667.0    (56.1)      0.1      611.0
  Interest income ................     10.9     1.0       3.0       0.5       4.5       15.4      6.8      --         22.2
  Interest expense ...............     25.2     3.7      14.3       0.2      18.2       43.4     31.1      (0.3)      74.2
  Equity earnings (losses) .......      4.5    (0.1)      4.6       2.7       7.2       11.7     --        --         11.7
  Income tax expense .............    132.2    27.1      30.0      18.7      75.8      208.0     --       (27.6)     180.4
  Equity basis investments .......     27.7     0.2      28.3      24.8      53.3       81.0     --        --         81.0
  Assets at December 31 ..........  3,026.8   490.3     889.4     356.5   1,736.2    4,763.0    539.5    (337.3)   4,965.2
  Expenditures for segment assets     470.3    75.7     176.5      47.3     299.5      769.8     19.4      --        789.2
--------------------------------------------------------------------------------------------------------------------------
1996
  Sales & other operating revenues:
    Unaffiliated customers ....... $2,091.1   437.0     950.7     307.8   1,695.5    3,786.6     --        --      3,786.6
    Intersegment .................    265.8    --         0.5      --         0.5      266.3     --      (266.3)      --
  Depr., depl. and amort .........    150.7    34.3      42.8      20.1      97.2      247.9      1.6      --        249.5
  (Provision) for environ. & other
    non-recurring charges ........    (10.0)   --        --        --        --        (10.0)    --        --        (10.0)
  Operating income (loss) ........    528.7    80.3     105.8      41.8     227.9      756.6    (43.5)     (0.2)     712.9
  Interest income ................     13.8     1.2       2.3       0.4       3.9       17.7     16.5      --         34.2
  Interest expense ...............     23.9     4.1       9.5      --        13.6       37.5     30.6      (0.1)      68.0
  Equity earnings (losses) .......      6.9     0.1       3.4       0.1       3.6       10.5     --        --         10.5
  Income tax expense .............    154.5    26.3      32.6      16.8      75.7      230.2     --       (10.2)     220.0
  Equity basis investments .......     13.0     0.3      30.1       2.0      32.4       45.4     --        --         45.4
  Assets at December 31 ..........  2,879.8   473.2     788.0     283.5   1,544.7    4,424.5    713.5    (321.6)   4,816.4
  Expenditures for segment assets     330.2    72.2     139.3       9.6     221.1      551.3      9.1      --        560.4
--------------------------------------------------------------------------------------------------------------------------

* Other segments include Accuride Corporation which was sold effective January 1, 1998. (See Note 2 to the Consolidated Financial Statements for a further discussion of this sale.)

                                    PART III

ITEMS 10, 11, 12 AND 13.

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation" and "Other Matters" in Phelps Dodge Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 5, 1999 (the 1999 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 1999 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

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

       10.3 The Corporation's 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation's 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation's Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation's 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit
              10.3 to the Corporation's 1994 Form 10-K (SEC File No. 1-82)).

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

       10.5 Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (SEC File No. 1-82).

       10.6 Modified form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (SEC File No. 1-82).

       10.7 Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (incorporated by reference to Exhibit
              10.7 of the Corporation's 1997 Form 10-K (SEC File No. 1-82)).

       10.8 The Corporation's Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation's 1987 Form 10-K (SEC File No. 1-82)).

       10.9 The Corporation's Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation's 1997 Form 10-K (SEC File No. 1-82)). First amendment to Plan, effective January 1, 1998 (SEC File No. 1-82).

       10.10 The Corporation's Supplemental Savings Plan (which amends, restates, and replaces the supplemental savings provisions of the Corporation's Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation's 1997 Form 10-K (SEC File No. 1-82)).

       10.11 The Corporation's Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation's 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation's 1997 Form 10-K (SEC File No. 1-82)).

       10.12 The Corporation's 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Stock Option Agreement and Reload Option Agreement under the 1998 Plan, and form of Restricted Stock Agreement under the 1998 Plan, all effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation's Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)).

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

       23     Consent of PricewaterhouseCoopers LLP.

       24 Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

              Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

(b)    Reports on Form 8-K:

       No current reports on Form 8-K were filed by us during the quarter ended December 31, 1998.

Schedule II

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

(In thousands)
                                              Additions
                                         ------------------
                             Balance at  Charged to                     Balance
                              beginning   costs and            Deduc-   at end
                              of period   expenses    Other     tions  of period
                             ----------  ----------   -----    ------  ---------
Reserve deducted in balance
 sheet from the asset to
 which applicable:

  Accounts Receivable:

    December 31, 1998         $13,800      3,500     (900)     1,500    14,900

    December 31, 1997          14,200      1,500     (600)     1,300    13,800

    December 31, 1996          12,000      4,300     (200)     1,900    14,200

Supplies:

    December 31, 1998         $ 8,700        900     (200)     2,700     6,700

    December 31, 1997           8,900        600      200      1,000     8,700

    December 31, 1996          10,500      1,300      100      3,000     8,900

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHELPS DODGE CORPORATION
                                              (Registrant)

March 18, 1999                          By:    Thomas M. St. Clair
                                               ---------------------------
                                               Thomas M. St. Clair
                                               Senior Vice President
                                               and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Chairman of the Board,
                                Chief Executive Officer
                                and Director
Douglas C. Yearley              (Principal Executive Officer)     March 18, 1999
--------------------------
Douglas C. Yearley

                                Senior Vice President
                                and Chief Financial Officer
Thomas M. St. Clair             (Principal Financial Officer)     March 18, 1999
--------------------------
Thomas M. St. Clair

                                Vice President and Controller
Gregory W. Stevens              (Principal Accounting Officer)    March 18, 1999
--------------------------
Gregory W. Stevens

Robert N. Burt, Paul W. Douglas, Archie W. Dunham,      )
William A. Franke,  Paul Hazen,  Manuel J. Iraola,      )         March 18, 1999
Marie L.  Knowles,  Robert D. Krebs,  Southwood J.      )
Morcott,  Gordon R.  Parker,  J.  Steven  Whisler,      )
Directors

By:    Thomas M. St. Clair
       ------------------------
       Thomas M. St. Clair
       Attorney-in-fact