Form 10-Q
period 1999-03-31
PHELPS DODGE CORP
filed 1999-05-12
CIK 78066

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

                      For the quarter ended March 31, 1999

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

Number of Common Shares outstanding at May 10, 1999:  57,975,000 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                Table of Contents


Part I.  Financial Information

    Item 1.  Financial Statements

       Statement of Consolidated Operations
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Common Shareholders' Equity
       Financial Data by Business Segment
       Notes to Consolidated Financial Information
       Review by Independent Accountants
       Report of Independent Accountants on Review of Interim Financial
         Information

    Item 2.  Management's Discussion and Analysis

       Results of Operations
       Results of Phelps Dodge Mining Company
       Results of Phelps Dodge Industries
       Other Matters Relating to the Statement of Consolidated Operations Changes in Financial Condition

Part II.  Other Information

      Item 1.  Legal Proceedings

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Index to Exhibits

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements                                     First Quarter
                                                             -------------------
                                                               1999       1998
                                                               ----       ----
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

SALES AND OTHER OPERATING REVENUES ........................  $ 663.1      798.3
                                                             -------      -----
OPERATING COSTS AND EXPENSES
    Cost of products sold .................................    524.1      590.4
    Depreciation, depletion and amortization ..............     73.2       73.5
    Selling and general administrative expense ............     29.4       33.8
    Exploration and research expense ......................      8.8       12.9
    Gain on asset disposition (see Note 4) ................       --     (186.2)
                                                             -------      -----
                                                               635.5      524.4
                                                             -------      -----
OPERATING INCOME ..........................................     27.6      273.9
    Interest expense ......................................    (24.1)     (21.7)
    Capitalized interest ..................................      0.1        0.5
    Miscellaneous income and expense, net .................     (7.4)       6.3
                                                             -------      -----
INCOME BEFORE TAXES, MINORITY INTERESTS, EQUITY IN
    NET EARNINGS OF AFFILIATED COMPANIES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE ...........................     (3.8)     259.0
    Provision for taxes on income .........................     (1.4)     (93.9)
    Minority interests in consolidated subsidiaries .......     (0.4)      (2.4)
    Equity in net earnings of affiliated companies ........      6.1        1.0
                                                             -------      -----
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ......      0.5      163.7
    Cumulative effect of accounting change (see Note 5)....     (3.5)        --
                                                             -------      -----
NET INCOME (LOSS) .........................................  $  (3.0)     163.7
                                                             =======      =====

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC ..............     57.8       58.4

BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE .......................................  $  0.01       2.80
    Cumulative effect of accounting change (see Note 5)....    (0.06)        --
                                                             -------      -----
BASIC EARNINGS (LOSS) PER SHARE ...........................  $ (0.05)      2.80
                                                             =======      =====

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED ............     57.9       58.7

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE .............................  $  0.01       2.79
    Cumulative effect of accounting change
      (see Note 5) ........................................    (0.06)        --
                                                             -------      -----
DILUTED EARNINGS (LOSS) PER SHARE .........................  $ (0.05)      2.79
                                                             =======      =====

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                         March 31,  December 31,
                                                           1999        1998
                                                         ---------  ------------
ASSETS
    Cash and cash equivalents ..........................  $   196.6      221.7
    Accounts receivable, net ...........................      347.1      321.1
    Inventories ........................................      246.9      266.0
    Supplies ...........................................      108.9      110.9
    Prepaid expenses ...................................       16.7       16.5
    Deferred income taxes ..............................       44.2       43.8
                                                          ---------    -------
       Current assets ..................................      960.4      980.0
    Investments and long-term accounts receivable ......       91.5       85.6
    Property, plant and equipment, net .................    3,566.7    3,587.2
    Other assets and deferred charges ..................      342.4      383.7
                                                          ---------    -------
                                                          $ 4,961.0    5,036.5
                                                          =========    =======

LIABILITIES
    Short-term debt ....................................  $   216.7      116.1
    Current portion of long-term debt ..................       63.0       68.5
    Accounts payable and accrued expenses ..............      422.5      451.3
    Accrued income taxes ...............................        9.5       15.2
                                                          ---------    -------

       Current liabilities .............................      711.7      651.1
    Long-term debt .....................................      818.1      836.4
    Deferred income taxes ..............................      500.7      508.6
    Other liabilities and deferred credits .............      359.3      359.7
                                                          ---------    -------
                                                            2,389.8    2,355.8
                                                          ---------    -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .........      90.5       93.3
                                                          ---------    -------

COMMON SHAREHOLDERS' EQUITY
    Common shares, 57.9 outstanding (12/31/98 - 57.9) ..      362.1      362.1
    Capital in excess of par value .....................        2.3        1.8
    Retained earnings ..................................    2,313.0    2,345.0
    Accumulated other comprehensive income (loss) ......     (189.6)    (113.9)
    Other ..............................................       (7.1)      (7.6)
                                                          ---------    -------
                                                            2,480.7    2,587.4
                                                          ---------    -------
                                                          $ 4,961.0    5,036.5
                                                          =========    =======

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                            Three months ended
                                                                  March 31,
                                                            --------------------
(Unaudited; in millions)                                      1999        1998
                                                              ----        ----
OPERATING ACTIVITIES
  Net income ............................................   $   (3.0)     163.7

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization ..........       73.2       73.5
      Deferred income taxes .............................       (1.3)      12.5
      Equity earnings net of dividends received .........       (6.1)      (1.0)
      Changes in current assets and liabilities:
        (Increase) decrease in accounts receivable ......      (32.4)     (48.3)
        (Increase) decrease in inventories ..............       16.0       (7.0)
        (Increase) decrease in supplies .................        2.4       (3.5)
        (Increase) decrease in prepaid expenses .........         --       (5.0)
        (Increase) decrease in deferred income taxes ....       (0.4)       0.8
        Increase (decrease) in interest payable .........       14.0       13.6
        Increase (decrease) in other accounts payable ...      (36.7)     (43.3)
        Increase (decrease) in accrued income taxes .....       (5.0)      78.4
        Increase (decrease) in other accrued expenses ...       (5.3)       8.3
      Gain on asset disposition (see Note 4) ............         --     (186.2)
      Other adjustments, net ............................        8.8      (11.0)
                                                            --------     ------
          Net cash provided by operating activities             24.2       45.5
                                                            --------     ------

INVESTING ACTIVITIES ....................................
  Capital outlays .......................................      (30.5)     (99.6)
  Capitalized interest ..................................       (0.1)      (0.5)
  Investment in subsidiaries ............................      (75.7)    (116.0)
  Proceeds from asset dispositions and other (see Note 4)        0.3      440.5
                                                            --------     ------
          Net cash provided by (used in) investing
            activities ..................................     (106.0)     224.4
                                                            --------     ------

FINANCING ACTIVITIES
  Increase in debt ......................................      109.1       12.6
  Payment of debt .......................................      (23.3)     (19.0)
  Common dividends ......................................      (29.0)     (29.6)
  Other, net ............................................       (0.1)       1.1
                                                            --------     ------
          Net cash provided by (used in) financing
            activities ..................................       56.7      (34.9)
                                                            --------     ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (25.1)     235.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........      221.7      157.9
                                                            --------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $  196.6      392.9
                                                            ========     ======

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)

                                               Common Shares                             Accumulated
                                            ------------------   Capital in                 Other                 Common
                                             Number     At Par   Excess of   Retained   Comprehensive          Shareholders'
                                            of Shares   Value    Par Value   Earnings   Income (loss)  Other      Equity
                                            ---------  -------   ----------  --------   -------------  -----   -------------

BALANCE AT DECEMBER 31, 1998 ...............   57.9    $362.1       $1.8     $2,345.0       ($113.9)  ($7.6)      $2,587.4
  Stock options exercised ..................     --        --                      --                                   --
  Restricted shares issued, net ............     --        --                      --                   0.5            0.5
  Other investment adjustments .............                         0.5           --                                  0.5
  Dividends on common shares ...............                                    (29.0)                               (29.0)
  Comprehensive income:
    Net income (loss) ......................                                     (3.0)                                (3.0)
    Other comprehensive income, net of tax:
       Translation adjustment ..............                                                  (75.7)                 (75.7)
       Unrealized gains on securities ......                                                     --                     --
                                                                                            -------               --------
       Other comprehensive income (loss) ...                                                  (75.7)                 (75.7)
                                                                                            -------               --------
    Comprehensive income (loss) ............                                                                         (78.7)
                                               ----    ------       ----     --------       -------   -----       --------
BALANCE AT MARCH 31, 1999 ..................   57.9    $362.1       $2.3     $2,313.0       ($189.6)  ($7.1)      $2,480.7
                                               ====    ======       ====     ========       =======   =====       ========

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; in millions)

                                                  PD Industries
                                  Phelps    ---------------------------------
                                  Dodge     Specialty  Wire & Other *          Segment    Corp.   Reconciling
                                  Mining    Chemicals  Cable  Segments  Total  Subtotal  & Other    Elims.      Totals
                                  ------    ---------  -----  -------   -----  --------  -------    ------      ------
1ST QUARTER 1999

  Sales & other
    operating revenues:
   Unaffiliated customers ....  $    344.1    131.0    188.0      --     319.0    663.1       --        --       663.1
   Intersegment ..............        51.8       --       --      --        --     51.8       --     (51.8)         --
  Operating income (loss) ....         5.1     30.5      4.3      --      34.8     39.9    (11.5)     (0.8)       27.6
  Assets at March 31 .........     3,200.6    765.7    843.5      --   1,609.2  4,809.8  1,067.8    (916.6)    4,961.0
-----------------------------------------------------------------------------------------------------------------------

1ST QUARTER 1998

  Sales & other
    operating revenues:
   Unaffiliated customers ....  $    441.2    113.3    243.8      --     357.1    798.3       --        --       798.3
   Intersegment ..............        66.1       --      0.7      --       0.7     66.8       --     (66.8)         --
  Gain on asset disposition ..          --       --       --   186.2     186.2    186.2       --        --       186.2
  Operating income (loss) ....        57.6     21.8     24.5   186.2     232.5    290.1    (16.2)       --       273.9
  Assets at March 31 .........     3,297.8    489.9    928.4      --   1,418.3  4,716.1    626.4    (200.6)    5,141.9
-----------------------------------------------------------------------------------------------------------------------

* Other segments include Accuride Corporation which was sold effective
  January 1, 1998. (See Note 4 for a further discussion of this sale.)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1. The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 1998. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no such copper price protection contracts in place.

4. Effective January 1, 1998, we sold a 90 percent interest in our wheel and rim manufacturing business, Accuride Corporation and related subsidiaries (Accuride), to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. That sale resulted in a pre-tax gain of $186.2 million in the 1998 first quarter ($122.9 million after taxes, or $2.09 per common share). The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $12.6 million ($8.3 million after taxes, or $0.14 per common share). Under the terms of the sales agreements, we received total proceeds of $465.9 million from the two transactions, less $16.4 million in working capital adjustments and transaction costs.

5. In the 1999 first quarter, we adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." The implementation resulted in a $3.5 million after-tax charge, or $0.06 cents per common share representing the write-off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement is required to be adopted in the first quarter of 2000. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Corporation's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

April 12, 1999

To the Board of Directors and Shareholders of the Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 1999, and the consolidated statements of operations, of cash flows and of common shareholders' equity for the three-month periods ended March 31, 1999 and 1998. This financial information is the responsibility of the Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated January 14, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
</AUDIT-REPORT>

Item 2.  Management's Discussion and Analysis

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This quarterly report contains "forward-looking statements" that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the company, which may be referred to as Phelps Dodge, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to the Management's Discussion and Analysis sections of the company's report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         Earnings

         The company had consolidated earnings in the 1999 first quarter of $0.5 million, or 1 cent per common share, before the cumulative effect of an accounting change. Included in first quarter earnings was an after-tax currency exchange loss of $6.9 million, or 12 cents per common share, due to the devaluation of the Brazilian real, that was offset by an equivalent after-tax gain from the sale of property by our equity basis Philippine wire and cable affiliate. After recognizing an after-tax charge of $3.5 million, or 6 cents per common share, from an accounting change to write off previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico, our total consolidated net loss for the quarter was $3.0 million, or 5 cents per common share. Earnings in the 1998 first quarter were $40.8 million, or 70 cents per common share, before a non-recurring, after-tax gain of $122.9 million, or $2.09 per common share, from the January 1998 disposition of Accuride. Net income for the 1998 first quarter after the non-recurring gain was $163.7 million, or $2.79 per common share.

         Earnings before non-recurring items were less in the 1999 first quarter than in the corresponding 1998 period principally as a result of lower average copper prices and lower wire and cable sales. The average spot price per pound of cathode copper on the New York Commodity Exchange (COMEX) was approximately 13 cents per pound, or 17 percent, lower in the first quarter of 1999 than the average price in the corresponding 1998 period.

         The COMEX spot price per pound of copper cathode, upon which we base our selling price, averaged 64 cents in the 1999 first quarter, compared with 77 cents in the corresponding 1998 period. From April 1 to May 10, 1999, the COMEX price averaged 68 cents per pound, closing at 71 cents on May 10, 1999.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production is approximately 1.6 billion pounds of copper. Accordingly, each 1 cent per pound change in our average annual realized copper price, or in our average annual unit production costs, causes a variation in annual operating income before taxes of approximately $16 million.

         Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no such copper price protection contracts in place.

         The outlook for earnings in 1999 is uncertain due to the variability of copper prices and currency fluctuations. At copper prices ranging from 65 to 70 cents per pound, and excluding foreign currency exchange fluctuations, we believe the company should operate near breakeven.

         Sales

         Sales were $663.1 million in the 1999 first quarter, compared with $798.3 million in the corresponding 1998 period. This decrease principally resulted from the significantly lower average copper prices, slightly lower sales volumes of copper and lower sales of wire and cable products, partially offset by higher sales volumes of carbon black.

RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PD Mining) is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to our wire and cable segment. We also, at times, smelt and refine copper and produce copper rod for others on a toll basis. We also produce gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from our air quality control facilities. This business segment also includes our other mining operations and investments (including fluorspar, silver and zinc operations) and our worldwide mineral exploration and development programs.

--------------------------------------------------------------------------------

                                                                First Quarter
                                                           ---------------------
                                                               1999        1998
                                                               ----        ----
Copper production (short tons):
     Total production ..............................       252,600       263,800
     Less minority participants' shares * ..........        43,300        44,800
                                                           -------       -------
     Net Phelps Dodge share ........................       209,300       219,000
                                                           =======       =======

Copper sales (short tons):
     Net Phelps Dodge share from own mines .........       212,900       215,300
     Purchased copper ..............................        61,000        79,900
                                                           -------       -------
     Total copper sales ............................       273,900       295,200
                                                           =======       =======

New York Commodity Exchange
     Average spot price per pound -
     copper cathodes ...............................       $  0.64          0.77

                                                               (in millions)

Sales and other operating revenues
     - unaffiliated customers ......................       $ 344.1         441.2

Operating income ** ................................       $   5.1          57.6

----------

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

** Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with
     1998 restated).

--------------------------------------------------------------------------------

         PD Mining - Sales

         PD Mining sales and other operating revenues to unaffiliated customers decreased by $97.1 million, or 22 percent, in the 1999 first quarter compared with the corresponding 1998 period. This variance primarily reflected the decreased average selling price for copper that resulted in a revenue reduction of approximately $77 million. The sales and other operating revenue variance also reflected the effect of the indefinite suspension of operations at our Cobre copper mine in New Mexico and our Ojos del Salado copper mine in Chile, and the curtailment of production at our Chino copper operations in New Mexico that we announced in the 1998 fourth quarter. The Ojos del Salado suspension occurred on October 21, 1998, while the suspension of Cobre and the curtailment at Chino were completed in phases between October 21, 1998, and the 1999 first quarter.

         PD Mining - Operating Income

         PD Mining reported operating income of $5.1 million in the 1999 first quarter, compared with $57.6 million in the corresponding 1998 period. This decrease primarily reflected the lower average copper prices and lower sales volumes of PD mined copper, partially offset by lower copper production costs. Lower 1999 production costs were due in part to the 1998 curtailment and shutdown of certain higher cost operations.

RESULTS OF PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries (PD Industries), our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our specialty chemicals segment and our wire and cable segment. Our specialty chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian). Our wire and cable segment includes Phelps Dodge Magnet Wire Company and its subsidiaries (PD Magnet Wire) and Phelps Dodge International Corporation and its affiliates
(PDIC).

--------------------------------------------------------------------------------

                                                           First Quarter
                                                       ---------------------
                                                        1999            1998
                                                        ----            ----
                                                           (in millions)
Sales and other operating revenues
  - unaffiliated customers:
          Specialty chemicals ..............          $  131.0          113.3
          Wire and cable ...................             188.0          243.8
                                                      --------          -----
                                                      $  319.0          357.1
                                                      ========          =====
  Operating income: *

          Specialty chemicals ..............          $   30.5           21.8
          Wheels and rims ** ...............                --          186.2
          Wire and Cable ...................               4.3           24.5
                                                      --------          -----
                                                      $   34.8          232.5
                                                      ========          =====

----------

* Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with
     1998 restated).

** Ninety percent of Accuride Corporation, our wheel and rim business, was sold to an affiliate of KKR and the existing management of Accuride effective January 1, 1998, resulting in a total pre-tax gain of $186.2 million in the 1998 first quarter. The remaining 10 percent was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a total pre-tax gain of $198.7 million (see Note 4 to the Consolidated Financial
     Information).

--------------------------------------------------------------------------------
         PD Industries - Sales

         PD Industries reported sales to unaffiliated customers of $319.0 million in the 1999 first quarter, compared with $357.1 million in the corresponding 1998 period. The decrease principally reflected lower sales in the wire and cable segment, due to the effect of the 1999 devaluation of the Brazilian real on the Brazilian wire and cable market, lower Venezuelan sales and lower demand for high performance conductors in the United States. Partially offsetting the lower wire and cable segment sales were higher sales in the carbon black segment primarily due to the 1998 fourth quarter acquisition of a carbon black operation in Brazil and the 1999 first quarter acquisition of a carbon black operation in Korea.

         PD Industries - Operating Income

         PD Industries reported 1999 first quarter operating income of $34.8 million, compared with $46.3 million in the corresponding 1998 period before the $186.2 million pre-tax gain from the sale of Accuride. The 1999 first quarter operating income decrease was principally due to the effect of Asian and South American economic difficulties and a continued slowdown in aerospace and relevant electronic markets in the United States, partially offset by strong performances by the carbon black businesses.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Selling and General Administrative Expense

         Selling and general administrative expense was $29.4 million in the 1999 first quarter, compared with $33.8 million in the corresponding 1998 period. The decrease was due to generally lower corporate expenses and lower expenses at our Brazilian wire and cable operation, primarily due to the effect of the devaluation of the Brazilian real.

         Exploration and Research and Development Expense

         Our 1999 first quarter exploration and research expense was $8.8 million, a decrease of 32 percent from that in the 1998 first quarter. The decrease reflected cutbacks in exploration programs in view of current copper market conditions.

         Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net, decreased by $13.7 million in the 1999 first quarter compared with the corresponding 1998 period. This change principally reflected currency exchange losses (especially in Brazil), lower interest income and lower dividend income from the Corporation's 13.9 percent minority interest in Southern Peru Copper Corporation.

         Provision for Taxes on Income

         The effective tax rate has increased because our permanent differences (which result in a net addition to book income to arrive at taxable income and consist primarily of foreign income and expense items partially offset by depletion) do not vary proportionately with book income. Thus, as book income decreases, the effect of these permanent differences is magnified and our effective tax rate increases. Additionally, our international operations are generating income in high tax rate countries while experiencing losses in lower tax rate countries.

         Equity Earnings

         Equity in net earnings of affiliated companies increased by $5.1 million primarily due to the 1999 first quarter sale of land by our equity basis Philippine wire and cable operation.

         Year 2000

         We continue to review our "Year 2000" readiness. The Year 2000 issue stems from the predominant use in computer applications of a two-digit field to capture the year (e.g., "99" for 1999). Because the "19" is assumed in the date, when computers turn their clocks to the year 2000, the two-digit field will read "00" and some computer programs will assume the year is 1900. Programs that calculate, compare or sort on a date field may cause erroneous results and errors leading to the risk of business interruption or shutdown and other potential problems. The Year 2000 issue is a global issue that is very complex because of the many programs that may be impacted in any computer system. These computer systems are used to support the activities of our businesses including financial systems, process control technology and other computer-controlled equipment.

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

         The conversion project has been structured into four phases:

o    inventory phase (100 percent complete);
o assessment phase - the final cost estimation and action plan identification phase (100 percent complete);
o    remediation and testing phase (expected to be complete by the end of May
     1999); and
o field implementation phase (expected to be complete by the end of the 1999 second quarter).

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

         The total cost associated with our Year 2000 conversion is not expected to be material to our financial position and should not exceed $10 million. This estimate does not include our potential share of Year 2000 costs that may be incurred at operations that we do not consolidate or those expenditures for planned system and process control upgrades that are undertaken for other reasons and also incorporate Year 2000 compliant technology. Spending to date has been approximately $2 million.

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

         Potential Litigation

         The Connecticut Department of Environmental Protection (the Department) has advised us that it intends to file suit regarding purported violations of state air emission limitations associated with the Phelps Dodge Norwich Rod Mill in Norwich, Connecticut. As threatened, the action would seek substantial civil money penalties. No complaint has yet been filed, and we plan to continue discussing with the Department the basis for its proposed action.

CHANGES IN FINANCIAL CONDITION

         Debt

         At March 31, 1999, our total debt was $1,097.8 million, compared with $1,021.0 million at year-end 1998. The $76.8 million increase principally resulted from financing for the purchase of a carbon black business in Korea. Our ratio of debt to total capitalization was 29.9 percent at March 31, 1999, compared with 27.6 percent at December 31, 1998.

         Capital Expenditures and Investments

         Capital expenditures and investments during the 1999 first quarter were $17.9 million for PD Mining and $87.4 million for PD Industries, including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd. Capital expenditures and investments in the corresponding 1998 period were $188.2 million for PD Mining, including $113.3 million for the acquisition of Cobre Mining Company, and $24.9 million for PD Industries. The company expects capital expenditures and investments for the year 1999 to be approximately $125 million for PD Mining and approximately $175 million for PD Industries.

         Dividends

         On March 10, 1999, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 1999 first quarter; the total amount paid was $29.0 million. On May 5, 1999, the Board of Directors declared a 1999 second quarter regular dividend of 50 cents per common share. The dividend is to be paid on June 10, 1999, to shareholders of record at the close of business on May 19, 1999.

         Share Purchases

         This year through May 10, we have not purchased any of our shares under our May 7, 1997, share purchase authorization. Under that program, 1,662,500 shares remain authorized for purchase. There were 57,933,000 common shares outstanding at March 31, 1999.

                           Part II. Other Information

Item 1.  Legal Proceedings

         The Connecticut Department of Environmental Protection (the Department) has advised us that it intends to file suit regarding purported violations of state air emission limitations associated with the Phelps Dodge Norwich Rod Mill in Norwich, Connecticut. As threatened, the action would seek substantial civil money penalties. No complaint has yet been filed, and we plan to continue discussing with the Department the basis for its proposed action.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Any exhibits required to be filed by the Corporation are listed in the Index to Exhibits.

          (b) No reports on Form 8-K were filed by us during the quarter ended March 31, 1999.

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

                                                  PHELPS DODGE CORPORATION
                                                  ------------------------
                                                 (Corporation or Registrant)

Date:  May 12, 1999                            By: /s/ Gregory W. Stevens
                                                   ---------------------------
                                                        Gregory W. Stevens
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)

Index to Exhibits
-----------------

12   Computation of ratios of total debt to total capitalization.

15 Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.