Form 10-Q
period 1999-06-30
PHELPS DODGE CORP
filed 1999-08-13
CIK 78066

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



                       For the quarter ended June 30, 1999

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

Number of Common Shares outstanding at August 11, 1999:  57,994,102 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1999


                                Table of Contents
                                                                 Page
                                                                 ----
Part I. Financial Information

 Item 1. Financial Statements
         Statement of Consolidated Operations ....................  1
         Consolidated Balance Sheet ..............................  2
         Consolidated Statement of Cash Flows ....................  3
         Consolidated Statement of Common Shareholders' Equity ...  4
         Financial Data by Business Segment ......................  5
         Notes to Consolidated Financial Information .............  6
         Review by Independent Accountants .......................  8
         Report of Independent Accountants on Review of
          Interim Financial Information ..........................  9

 Item 2. Management's Discussion and Analysis
         Results of Operations ................................... 10
         Results of Phelps Dodge Mining Company .................. 11
         Results of Phelps Dodge Industries ...................... 12
         Other Matters Relating to the Statement of
          Consolidated Operations ................................ 13
         Changes in Financial Condition .......................... 15

Part II. Other Information

 Item 1. Legal Proceedings ....................................... 15

 Item 4. Submission of Matters to a Vote of Security Holders ..... 16

 Item 6. Exhibits and Reports on Form 8-K ........................ 16

Signatures ....................................................... 16

Index to Exhibits ................................................ 16

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES
                          Part I. Financial Information

Item 1. Financial Statements                                  Second Quarter         First Six Months
                                                           --------------------    --------------------
                                                             1999         1998       1999        1998
                                                             ----         ----       ----        ----
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

SALES AND OTHER OPERATING REVENUES ....................    $ 691.1        794.4     1,354.2      1,592.7
                                                           -------      -------    --------     --------
OPERATING COSTS AND EXPENSES
    Cost of products sold .............................      549.1        605.7     1,073.2      1,196.1
    Depreciation, depletion and amortization ..........       71.1         71.0       144.3        144.5
    Selling and general administrative expense ........       30.4         30.4        59.8         64.2
    Exploration and research expense ..................       12.3         13.4        21.1         26.3
    Non-recurring charges and provision for
      asset disposition (see Notes 4 and 5) ...........       83.0          0.1        83.0       (186.1)
                                                           -------      -------    --------     --------
                                                             745.9        720.6     1,381.4      1,245.0
                                                           -------      -------    --------     --------
OPERATING INCOME (LOSS) ...............................      (54.8)        73.8       (27.2)       347.7
    Interest expense ..................................      (24.0)       (22.9)      (48.1)       (44.6)
    Capitalized interest ..............................         --          0.7         0.1          1.2
    Miscellaneous income and expense, net .............        1.0         16.0        (6.4)        22.3
                                                           -------      -------    --------     --------
INCOME (LOSS) BEFORE TAXES, MINORITY INTERESTS,
 EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........      (77.8)        67.6       (81.6)       326.6
    Provision for taxes on income .....................       20.1        (25.6)       18.7       (119.5)
    Minority interests in consolidated subsidiaries ...        0.9         (1.4)        0.5         (3.8)
    Equity in net earnings of affiliated companies ....       (0.7)        (0.2)        5.4          0.8
                                                           -------      -------    --------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ...................................      (57.5)        40.4       (57.0)       204.1

    Cumulative effect of accounting change
      (see Note 6).....................................         --           --        (3.5)          --
                                                           -------      -------    --------     --------

NET INCOME (LOSS) .....................................    $ (57.5)        40.4       (60.5)       204.1
                                                           =======      =======    ========     ========

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC ..........       57.8         58.5        57.8         58.4

BASIC EARNINGS (LOSS) PER SHARE BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...............    $ (0.99)        0.69       (0.98)        3.49
    Cumulative effect of accounting change (see Note 6)         --           --       (0.06)          --
                                                           -------      -------    --------     --------
BASIC EARNINGS (LOSS) PER SHARE .......................    $ (0.99)        0.69       (1.04)        3.49
                                                           ========     =======    ========     ========

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED ........       57.8         58.7        57.8         58.7

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE ..........................    $ (0.99)        0.69       (0.98)        3.48
 Cumulative effect of accounting change (see Note 6) ..         --           --       (0.06)          --
                                                           -------      -------    --------     --------

DILUTED EARNINGS (LOSS) PER SHARE .....................    $ (0.99)        0.69       (1.04)        3.48
                                                           ========     =======     =======     ========

See Notes to Consolidated Financial Information.

                                      -2-
CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                         June 30,   December 31,
                                                          1999         1998
                                                          ----         ----
Assets
  Cash and cash equivalents ........................... $   143.9       221.7
  Accounts receivable, net ............................     395.5       321.1
  Inventories .........................................     263.5       266.0
  Supplies ............................................     104.5       110.9
  Prepaid expenses ....................................      14.9        16.5
  Deferred income taxes ...............................      44.7        43.8
                                                        ---------    --------

     Current assets ...................................     967.0       980.0
  Investments and long-term accounts receivable .......      94.3        85.6
  Property, plant and equipment, net ..................   3,501.1     3,587.2
  Other assets and deferred charges ...................     339.1       383.7
                                                        ---------    --------
                                                        $ 4,901.5     5,036.5
                                                        =========    ========
Liabilities
  Short-term debt ..................................... $   214.1       116.1
  Current portion of long-term debt ...................      61.9        68.5
  Accounts payable and accrued expenses ...............     455.7       451.3
  Dividends payable (see Note 8) ......................      29.0          --
  Accrued income taxes ................................      10.8        15.2
                                                        ---------    --------

     Current liabilities ..............................     771.5       651.1
  Long-term debt ......................................     801.7       836.4
  Deferred income taxes ...............................     492.8       508.6
  Other liabilities and deferred credits ..............     375.9       359.7
                                                        ---------    --------
                                                          2,441.9     2,355.8
                                                        ---------    --------

Minority interests in consolidated subsidiaries .......      86.2        93.3
                                                        ---------    --------
Common shareholders' equity
  Common shares, 58.0 outstanding (12/31/98 - 57.9)....     362.4       362.1
  Capital in excess of par value ......................       4.6         1.8
  Retained earnings ...................................   2,197.6     2,345.0
  Accumulated other comprehensive income (loss) .......    (183.3)     (113.9)
  Other ...............................................      (7.9)       (7.6)
                                                        ---------    --------
                                                          2,373.4     2,587.4
                                                        ---------    --------
                                                        $ 4,901.5     5,036.5
                                                        =========    ========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                       Six months ended June 30,
                                                       -------------------------
                                                         1999             1998
                                                       --------         -------
OPERATING ACTIVITIES
Net income (loss) .................................... $  (60.5)          204.1
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation, depletion and amortization ...........    144.3           144.5
  Deferred income taxes ..............................     (8.8)           21.6
  Equity earnings (loss) net of dividends received ...     (5.4)            0.4
Changes in current assets and liabilities:
  (Increase) decrease in accounts receivable .........    (88.0)          (32.0)
  (Increase) decrease in inventories .................     (5.2)          (17.8)
  (Increase) decrease in supplies ....................      3.7            (4.1)
  (Increase) decrease in prepaid expenses ............      1.1            (5.9)
  (Increase) decrease in deferred income taxes .......     (0.9)            1.1
  Increase (decrease) in interest payable ............     (1.7)            3.2
  Increase (decrease) in other accounts payable ......    (17.4)          (50.6)
  Increase (decrease) in accrued income taxes ........     (4.1)           48.8
  Increase (decrease) in other accrued expenses ......     (2.3)           (4.9)
Asset dispositions and non-recurring charges
  (see Notes 4 and 5) ................................     84.7          (186.1)
Other adjustments, net ...............................      6.5           (13.1)
                                                       --------         -------

   Net cash provided by operating activities .........     46.0           109.2
                                                       --------         -------
INVESTING ACTIVITIES
Capital outlays ......................................    (64.5)         (179.8)
Capitalized interest .................................     (0.1)           (1.2)
Investment in subsidiaries ...........................    (75.3)         (129.6)
Proceeds from asset dispositions and other,
net (see Notes 4 and 5) ..............................      6.4           452.0
                                                       --------         -------
   Net cash provided by (used in)
     investing activities.............................   (133.5)          141.4
                                                       --------         -------
FINANCING ACTIVITIES
Increase in debt .....................................    110.0            19.1
Payment of debt ......................................    (41.4)          (33.9)
Common dividends .....................................    (58.0)          (58.9)
Other, net ...........................................     (0.9)            1.2
                                                       --------         -------
   Net cash provided by (used in)
     financing activities.............................      9.7           (72.5)
                                                       --------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....    (77.8)          178.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....    221.7           157.9
                                                       --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........... $  143.9           336.0
                                                       ========         =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)

                                            Common Shares                           Accumulated
                                         ------------------  Capital in                Other                    Common
                                           Number    At Par  Excess of   Retained   Comprehensive            Shareholders'
                                         of Shares   Value   Par Value   Earnings   Income (loss)    Other      Equity
                                         ---------   -----   ---------   --------   -------------    -----      ------
Balance at December 31, 1998 ............  57.9     $362.1     $ 1.8     $2,345.0     $ (113.9)     $ (7.6)     $2,587.4
 Stock options exercised ...............    0.1        0.2       0.8           --                                    1.0
 Restricted shares issued, net .........     --        0.1       1.1           --                     (0.3)          0.9
 Other investment adjustments ..........                --       0.9           --                                    0.9
 Dividends on common shares ............                                    (86.9)                                 (86.9)
 Comprehensive income (loss):
  Net income (loss) ....................                                    (60.5)                                 (60.5)
  Other comprehensive income (loss),
    net of tax:
     Reclassification adjustment * .....                                                  11.8                      11.8
     Translation adjustment ............                                                 (81.2)                    (81.2)
                                                                                        ------                  --------
     Other comprehensive income (loss)..                                                 (69.4)                    (69.4)
                                                                                        ------                  --------
  Comprehensive income (loss) ..........                                                                          (129.9)
                                           ----     ------     -----     --------     --------      ------      --------
BALANCE AT JUNE 30, 1999 ...............   58.0     $362.4     $ 4.6     $2,197.6     $ (183.3)     $ (7.9)     $2,373.4
                                           ====     ======     =====     ========     ========      ======      ========

DISCLOSURE OF RECLASSIFICATION AMOUNT:

* The 1999 reclassification adjustment represents the write-off of cumulative translation adjustments as a result of the sale of PD Mining Ltd.

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

                                                          PD Industries
                                      Phelps  ------------------------------------
                                      Dodge   Specialty   Wire &   Other *          Segment     Corp.   Reconciling
                                      Mining  Chemicals   Cable   Segments   Total  Subtotal   & Other     Elims.    Totals
----------------------------------------------------------------------------------------------------------------------------
Second Quarter 1999
Sales & other operating revenues:
     Unaffiliated customers ....... $  351.3    134.9     204.9      --      339.8     691.1        --        --      691.1
     Intersegment .................     56.7       --       0.1      --        0.1      56.8        --     (56.8)        --
 Non-recurring charges ............     34.5     19.9      28.4      --       48.3      82.8       0.2        --       83.0
 Operating income (loss) ..........    (33.1)    10.3     (20.2)     --       (9.9)    (43.0)    (11.4)     (0.4)     (54.8)
 Assets at June 30 ................  3,158.7    756.5     815.9      --    1,572.4   4,731.1   1,065.4    (895.0)   4,901.5
----------------------------------------------------------------------------------------------------------------------------

Second Quarter 1998
Sales & other operating revenues:
     Unaffiliated customers ....... $  440.4    109.0     245.0      --      354.0     794.4        --        --      794.4
     Intersegment .................     67.2       --       0.7      --        0.7      67.9        --     (67.9)        --
 Gain on asset disposition ........       --       --        --    (0.1)      (0.1)     (0.1)       --        --       (0.1)
 Operating income (loss) ..........     34.4     21.8      24.7    (0.1)      46.4      80.8      (5.0)     (2.0)      73.8
 Assets at June 30 ................  3,255.9    487.1     929.1      --    1,416.2   4,672.1     593.0    (204.1)   5,061.0
----------------------------------------------------------------------------------------------------------------------------

First Six Months 1999
Sales & other operating revenues:
     Unaffiliated customers ....... $  695.4    265.9     392.9      --      658.8   1,354.2        --        --    1,354.2
     Intersegment .................    108.5     --         0.1      --        0.1     108.6        --    (108.6)        --
  Non-recurring charges ...........     34.5     19.9      28.4      --       48.3      82.8       0.2        --       83.0
  Operating income (loss) .........    (28.0)    40.8     (15.9)     --       24.9      (3.1)    (22.9)     (1.2)     (27.2)
  Assets at June 30 ...............  3,158.7    756.5     815.9      --    1,572.4   4,731.1   1,065.4    (895.0)   4,901.5
----------------------------------------------------------------------------------------------------------------------------

First Six Months 1998
Sales & other operating revenues:
   Unaffiliated customers ......... $  881.6    222.3     488.8      --      711.1   1,592.7        --        --    1,592.7
   Intersegment ...................    133.3       --       1.4      --        1.4     134.7        --    (134.7)        --
 Gain on asset disposition ........       --       --        --   186.1      186.1     186.1        --        --      186.1
 Operating income (loss) ..........     92.0     43.6      49.2   186.1      278.9     370.9     (21.2)     (2.0)     347.7
 Assets at June 30 ................  3,255.9    487.1     929.1      --    1,416.2   4,672.1     593.0    (204.1)   5,061.0
----------------------------------------------------------------------------------------------------------------------------

* Other segments include Accuride Corporation which was sold effective January 1, 1998. (See Note 5 for a further discussion of this sale.)

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

2. The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no such copper price protection contracts in place.

4. On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by (i) curtailing higher-cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at Columbian Chemicals Company's carbon black plant in the Philippines. These actions resulted in a total non-recurring, pre-tax charge of $84.7 million (or $58.7 million, $1.01 per share, after taxes and minority interests) in the 1999 second quarter.

     Our mining segment had non-recurring, pre-tax charges of $34.5 million in the 1999 second quarter, including $7.0 million resulting from a loss on the sale of our fluorspar mining operation in South Africa. The curtailments and temporary suspensions of certain operations associated with the mining segment restructuring are expected to result in a reduction in total average annual copper production of 150 million pounds (130 million pounds for our interest). The temporary closures and curtailments will occur during the second half of 1999 and will result in the elimination of nearly 900 positions, including temporary and contract employees. The restructuring at our mining segment comprised the following charges:

--------------------------------------------------------------------------------

         (in millions)
         Severance ...................................  $  8.2
         Pension/post retirement costs ...............     5.6
         Environmental clean up ......................     7.3
         Mothballing and take or pay contracts .......     6.4
         Loss on the sale of fluorspar mine ..........     7.0
                                                        ------
                                                        $ 34.5
                                                        ======

--------------------------------------------------------------------------------

     For the mining segment, the revenue and operating income or loss from the temporarily closed or sold operations were either not separately identifiable or were immaterial.

     Our specialty chemicals segment had non-recurring, pre-tax charges of $19.9 million in the 1999 second quarter for costs associated with the suspension of its carbon black operations in the Philippines. The operations will be suspended by the end of 1999 which will result in the elimination of approximately 80 jobs. The restructuring at our specialty chemicals segment comprised the following charges:

--------------------------------------------------------------------------------

         (in millions)
         Write-off  of assets and investments ........  $ 14.9
         Environmental and other clean up ............     3.0
         Severance costs .............................     2.0
                                                        ------
                                                        $ 19.9
                                                        ======

--------------------------------------------------------------------------------

     Our wire and cable segment had non-recurring, pre-tax charges of $30.1 million in the 1999 second quarter for costs associated with the restructuring of some of its operations in North and South America. Included in that amount was $1.7 million for the write-off of a small equity basis investment that was charged to miscellaneous income and expense. Operations to be closed in the wire and cable restructuring include the Phelps Dodge Magnet Wire plant in Hopkinsville, Kentucky, which will be closed in the year 2000, and two small high performance conductor plants in New Jersey which will be closed by mid-year 2000. Additionally, a plant located in Ecuador will cease manufacturing wire and cable products in the 1999 third quarter. Certain equipment from the closed facilities will be re-deployed to other manufacturing facilities resulting in no overall loss in production capacity. The overall wire and cable restructuring will result in the elimination of nearly 700 full-time, permanent positions. The restructuring comprised the following charges:

--------------------------------------------------------------------------------

         (in millions)
         Write-off of assets                            $ 21.4
         Severance costs                                   5.0
         Disposal and other costs                          2.0
                                                        ------
                                                          28.4
         Write-off of equity basis investment              1.7
                                                        ------
                                                        $ 30.1
                                                        ======

--------------------------------------------------------------------------------

     The revenue and operating income or loss (before non-recurring, restructuring charges) from operations that will not be continued and that can be separately identified for the specialty chemical and wire and cable segments are as follows:

--------------------------------------------------------------------------------

         (in millions)                                Specialty        Wire &
                                                      Chemicals        Cable
                                                      ---------        -----
         Second Quarter 1999
              Revenue .............................      2.4            20.6
              Operating income (loss) .............     (0.3)            0.2

         Second Quarter 1998
              Revenue .............................      1.8            34.6
              Operating income (loss) .............     (0.7)            3.1

         First Six Months 1999
              Revenue .............................      4.7            42.2
              Operating income (loss) .............     (0.6)            0.8

         First Six Months 1998
              Revenue .............................      4.0            73.2
              Operating income (loss) .............     (1.2)            7.3

--------------------------------------------------------------------------------

5. Effective January 1, 1998, we sold a 90 percent interest in our wheel and rim manufacturing business, Accuride Corporation and related subsidiaries (Accuride), to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. That sale resulted in a pre-tax gain of $186.1 million in the first half of 1998 ($122.8 million after taxes, or $2.09 per common share). The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $12.6 million ($8.3 million after taxes, or $0.14 per common share). Under the terms of the sales agreements, we received total proceeds of $465.9 million from the two transactions, less $16.4 million in working capital adjustments and transaction costs.

6. In the 1999 first quarter, we adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." The implementation resulted in a $3.5 million after-tax charge, or $0.06 cents per common share, representing the write-off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

7. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was originally required to be adopted in the first quarter of 2000. Citing concerns about companies' ability to modify their information systems and educate their managers in time to apply SFAS No.133, the Financial Accounting Standards Board has delayed its effective date for one year. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

8. On June 23, 1999, our board of directors declared a regular quarterly dividend of 50 cents per common share for the 1999 third quarter. This dividend is to be paid on

     September 10, 1999, to common shareholders of record at the close of business on August 19, 1999. This has resulted in an outstanding dividends payable balance of $29.0 million as of June 30, 1999.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of June 30, 1999, and for the three-month and six-month periods ended June 30, 1999 and 1998, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                                       -9-
<AUDIT-REPORT>

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of the Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 1999, and the related consolidated statements of operations, for each of the three-month and six-month periods ended June 30, 1999 and 1998 and the consolidated statement of cash flows and of common shareholders' equity for the six-month periods ended June 30, 1999 and 1998. This financial information is the responsibility of the Corporation's management.

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


PricewaterhouseCoopers LLP
Phoenix, Arizona
July 12, 1999
</AUDIT-REPORT>

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

RESULTS OF OPERATIONS

         EARNINGS

         The company had consolidated earnings in the second quarter of $1.2 million, or 2 cents per common share, before non-recurring, after-tax charges of $58.7 million, or $1.01 per common share ($61.0 million before minority interests) from a restructuring announced on June 30, 1999. (Please refer to
Note 4 to the Consolidated Financial Information for a discussion of this restructuring plan.) Our second quarter net loss after the restructuring charges was $57.5 million, or 99 cents per common share. Net income in the 1998 second quarter was $40.4 million, or 69 cents per common share.

         Earnings for the six months ended June 30, 1999, were $1.7 million, or 3 cents per common share, before the restructuring charges and an after-tax charge of $3.5 million, or 6 cents per common share, recognized in the first quarter for the cumulative effect of an accounting change associated with unamortized start-up costs (please refer to Note 6 to the Consolidated Financial Information). The net loss for the six months ended June 30, 1999, after the non-recurring charges was $60.5 million, or $1.04 per common share. Earnings for the first half of 1998 were $81.3 million, or $1.39 per common share, before a non-recurring, after-tax gain of $122.8 million, or $2.09 per common share, from the sale of Accuride Corporation (please refer to Note 5 to the Consolidated Financial Information).

         Earnings before non-recurring items were less in the three-month and six-month periods ended June 30, 1999, than in the corresponding 1998 periods principally as a result of lower average copper prices and reduced earnings from our wire and cable segment. The average spot price per pound of cathode copper on the New York Commodity Exchange (COMEX) was approximately 11 cents per pound (14 percent) lower in the second quarter of 1999 than the second quarter of 1998, and 13 cents per pound (17 percent) lower than the average price in the first half of 1998. The effect of this price decrease was somewhat mitigated by decreased copper production costs and increased earnings at our specialty chemicals segment.

         The COMEX spot price per pound of copper cathode, upon which we base our selling price, averaged 67 cents in the second quarter and 65 cents in the first six months of 1999, compared with 78 cents in the corresponding 1998 periods. From July 1 to August 11, 1999, the COMEX price averaged 76 cents per pound, closing at 77 cents on August 11, 1999.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production is approximately 1.6 billion pounds of copper. Accordingly, each 1-cent per pound change in our average annual realized copper price, or in our average annual unit production costs, causes a variation in annual operating income before taxes of approximately $16 million.

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

         SALES

         Sales were $691.1 million in the 1999 second quarter and $1,354.2 million in the first six months of 1999, compared with $794.4 million and $1,592.7 million in the corresponding 1998 periods. The 1999 decreases principally resulted from lower average copper prices, lower sales volumes of copper and lower sales of wire and cable products, which were partially offset by higher sales volumes of carbon black.

RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PD Mining) is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to our wire and cable segment. We also, at times, smelt and refine copper and produce copper rod for others on a toll basis. We also produce gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from our air quality control facilities. This business segment also includes our other mining operations and investments (including silver and zinc operations) and our worldwide mineral exploration and development programs.
--------------------------------------------------------------------------------

                                                           Second Quarter
                                                       ----------------------
                                                         1999          1998
                                                         ----          ----
Copper production (short tons):
  Total production ...............................      240,200       263,100
  Less minority participants'
    shares (A) ...................................       41,500        44,500
                                                       --------       -------

  Net Phelps Dodge share .........................      198,700       218,600
                                                       ========       =======
Copper sales (short tons):
  Net Phelps Dodge share
    from own mines ...............................      189,400       214,800
  Purchased copper ...............................       73,300        79,100
                                                       --------       -------

  Total copper sales .............................      262,700       293,900
                                                       ========       =======
New York Commodity Exchange
  Average spot price per pound -
  copper cathodes ................................     $   0.67          0.78

                                                            (in millions)
Sales and other operating revenues
  - unaffiliated customers .......................     $  351.3         440.4

Operating income (loss) (B) ......................     $  (33.1)         34.4

                                                          First Six Months
                                                       ----------------------
                                                         1999          1998
                                                       --------       -------
Copper production (short tons):
  Total production ...............................      492,800       526,900
  Less minority participants'
    shares (A) ...................................       84,800        89,300
                                                       --------       -------
  Net Phelps Dodge share .........................      408,000       437,600
                                                       ========       =======
Copper sales (short tons):
  Net Phelps Dodge share
    from own mines ...............................      402,300       430,100
  Purchased copper ...............................      134,300       159,000
                                                       --------       -------
  Total copper sales .............................      536,600       589,100
                                                       ========       =======
New York Commodity Exchange
  Average spot price per pound -
  copper cathodes ................................     $   0.65          0.78

                                                            (in millions)
Sales and other operating revenues
  - unaffiliated customers .......................     $  695.4         881.6

Operating income (loss) (B) ......................     $  (28.0)         92.0

----------

(A) Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation.

(B) Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with 1998 restated). 1999 includes a second quarter non-recurring, pre-tax charge of $34.5 million for costs associated with a restructuring (see Note 4 to the Consolidated Financial Information).

--------------------------------------------------------------------------------

         PD MINING - SALES

         Phelps Dodge Mining Company's sales and other operating revenues decreased by $89.1 million, or 20 percent, in the 1999 second quarter and by $186.2 million, or 21 percent, in the first six months of 1999 compared with the corresponding 1998 periods. These variances primarily reflected decreased average selling prices for copper that resulted in revenue reductions of approximately $65 million and $153 million, respectively. The sales and other operating revenue variance also reflected the effect of lower volumes associated with the indefinite suspension of operations at our Cobre copper mine in New Mexico and our Ojos del Salado copper mine in Chile, and the curtailment of production at our Chino copper operations in New Mexico that we announced in the 1998 fourth quarter. The Ojos del Salado suspension occurred on October 21, 1998, while the suspension of Cobre and the curtailment at Chino were completed in phases between October 21, 1998, and the 1999 first quarter.

         PD MINING - OPERATING INCOME

         PD Mining reported operating income of $1.4 million in the 1999 second quarter, before non-recurring, pre-tax charges of $34.5 million from a restructuring (please refer to Note 4 to the Consolidated Financial Information). This compares with $34.9 million in the corresponding 1998 period. For the six-month period ended June 30, 1999, PD Mining reported operating income of $6.5 million, before the effects of the restructuring charges, compared with operating income of $89.5 million in the corresponding 1998 period. These decreases primarily reflected the lower average copper prices and lower sales volumes of PD mined copper, partially offset by lower copper production costs. (Please refer to the preceding table.) Lower 1999 production costs were due in part to the 1998 curtailment and shutdown of certain higher cost operations.

RESULTS OF PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries (PD Industries), our manufacturing division, produces engineered products principally for the global energy, telecommunications and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our specialty chemicals segment and our wire and cable segment. Our specialty chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian). Our wire and cable segment includes Phelps Dodge Magnet Wire Company and its subsidiaries (PD Magnet Wire) and Phelps Dodge International Corporation and its affiliates (PDIC).

--------------------------------------------------------------------------------

                                                         Second Quarter
                                                    ----------------------
                                                       1999          1998
                                                       ----          ----
                                                        (in millions)
Sales and other operating revenues
  - unaffiliated customers:
  Specialty chemicals ...........................   $   134.9        109.0
  Wire and cable ................................       204.9        245.0
                                                    ---------     --------
                                                    $   339.8        354.0
                                                    =========     ========

Operating income (loss): (A)
  Specialty chemicals (B) .......................   $    10.3         21.8
  Wire and Cable (C) ............................       (20.2)        24.7
  Other (wheels and rims) (D) ...................        --           (0.1)
                                                    ---------     --------
                                                    $    (9.9)        46.4
                                                    =========     ========

                                                        First Six Months
                                                    ----------------------
                                                      1999           1998
                                                      ----           ----
                                                        (in millions)
Sales and other operating revenues
  - unaffiliated customers:
  Specialty chemicals ...........................   $   265.9        222.3
  Wire and cable ................................       392.9        488.8
                                                    ---------     --------
                                                    $   658.8        711.1
                                                    =========     ========
Operating income (loss): (A)
  Specialty chemicals (B) .......................   $    40.8         43.6
  Wire and Cable (C) ............................       (15.9)        49.2
  Other (wheels and rims) (D) ...................        --          186.1
                                                    ---------     --------
                                                    $    24.9        278.9
                                                    =========     ========

----------
(A) Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with 1998 restated).

(B) Includes a pre-tax charge of $19.9 million in the 1999 second quarter for costs associated with the suspension of operations at a carbon black plant in the Philippines.

(C) Includes a pre-tax charge of $28.4 million in the 1999 second quarter for costs associated with restructuring of certain wire and cable operations. Another $1.7 million representing the write-off of a small equity basis investment was charged to miscellaneous income and expense.

(D) See Note 5 to the Consolidated Financial Information for a description of the sale of our wheels and rims business in 1998.

--------------------------------------------------------------------------------

         PD INDUSTRIES - SALES

         PD Industries reported sales of $339.8 million in the second quarter and $658.8 million for the first six months of 1999, compared with $354.0 million and $711.1 million in the corresponding 1998 periods. The decreases principally reflected lower sales in the wire and cable segment, which were partially offset by higher sales volumes in the specialty chemicals segment.

         PD INDUSTRIES - OPERATING INCOME

         During the 1999 second quarter, PD Industries recorded operating income of $38.4 million before non-recurring charges of $48.3 million (please refer to Note 4 to the Consolidated Financial Information). This compares with $46.4 million in the corresponding 1998 period. Operating income in the first six months of 1999 was $73.2 million before the 1999 second quarter non-recurring charges, compared with $92.8 million in the first six months of 1998, before a $186.1 million pre-tax gain from the sale of Accuride. PD Industries' 1999 operating income decrease was principally due to the effect of continuing Asian and South American economic difficulties and a continued slowdown in aerospace and relevant electronic markets in the United States. These effects were partially offset by strong performances by our carbon black businesses, which had overall increases in sales volumes in excess of 30 percent compared with corresponding prior periods. These volume increases reflected the 1998 fourth quarter acquisition of a carbon black facility in Brazil, and the 1999 first quarter acquisition of a carbon black facility in Korea.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         EXPLORATION AND RESEARCH AND DEVELOPMENT EXPENSE

         Our exploration and research and development expense for the first six months of 1999 was $21.1 million, compared with $26.3 million in the corresponding 1998 period. The decrease reflects continuing cutbacks in exploration programs in view of current market conditions; exploration charges were $16.1 million in the 1999 first half, compared with $20.5 million in the corresponding period in 1998.

         MISCELLANEOUS INCOME AND EXPENSE, NET

         Miscellaneous income and expense, net, decreased by $28.7 million in the first six months of 1999 compared with the corresponding 1998 period. This change primarily reflected a 1998 second quarter, pre-tax gain of $8.8 million from the dissolution of joint venture partnerships in the wire and cable business, 1999 currency exchange losses at our Brazilian operations of $11.3 million, $6.6 million in lower interest income and a $1.7 million pre-tax charge representing the write-off of an equity basis investment in the 1999 second quarter.

         INCOME TAXES

         Our federal income tax returns for the years 1990 through 1997 are either under examination or review by the Internal Revenue Service (IRS). The years 1994 through 1997 are currently being examined. We have received preliminary assessments for the years 1992 through 1994 and could reach an agreement with the IRS on these assessments before year end. Additionally, we have received proposed assessments for the years 1990 and 1991 and have reached a conditional settlement with the IRS appeals division on the issues involved. The settlement is conditioned on the recognition of certain inventory adjustments in 1994 and three subsequent years, our acceptance of not yet finalized "terms and conditions" to be imposed on those adjustments, and approval of the settlement agreement by the Joint Committee on Taxation. The 1990 - 1991 conditional settlement would result in a refund which would be substantially offset by the preliminary assessment amounts for the years 1992 through 1994.

         Our management believes it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent years, will not have an adverse effect on our consolidated financial condition or results of operations.

         EQUITY EARNINGS

         Equity in net earnings of affiliated companies increased in the first six months of 1999 by $4.6 million primarily due to the 1999 first quarter sale of land by our equity basis Philippine wire and cable operation.

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

         We have identified the scope of the Year 2000 issue as it relates to our operations and all levels of management are providing leadership to effect workable solutions. A program office team has been assembled to oversee all facets of this project including information technology and process control system conversions, contracts and agreements with vendors, suppliers and customers, insurance policies and security systems. We are working with major industry associations and agencies in North America, Europe, Latin America and Asia Pacific to facilitate the sharing of strategies and solutions. We have hired PKS Systems Integration LLC, a consulting firm, to assist us in the assessment and implementation of our Year 2000 conversion.

         The conversion project has been structured into four phases:

*    inventory phase (100 percent complete);

* assessment phase - the final cost estimation and action plan identification phase (100 percent complete);

*    remediation and testing phase (100 percent complete); and

* field implementation phase (substantially completed for all information technology (IT) and non-IT systems with the exception of one significant system, used to track the movement of metals, that has been rescheduled for completion by the end of the 1999 third quarter).

         The process of identifying and prioritizing critical suppliers and customers has been completed. We have reviewed contracts and agreements with vendors, suppliers and customers. Appropriate language has been added to all new contracts and agreements to address our requirements for Year 2000 compliance. Where possible, existing contracts and agreements were amended for these same considerations. We prepared an inventory of all existing relationships with vendors and suppliers. We reviewed the nature of those relationships to determine whether the loss of service or product would result in a material impact to us. From that overall list, we identified vendors and suppliers that are considered key to our individual businesses, and we contacted each of those 554 vendors and suppliers. In special situations, such as suppliers of transportation, electrical power, communications, and water, we visited the suppliers to review their Year 2000 preparations. We received responses from all these vendors and suppliers, and we are convinced, based on the materials and information they supplied to us, that they are compliant. In a similar approach, we identified key customers and worked with them to determine compliance and assessed the nature of our relationship. In each of these cases, the customer was advanced in its Year 2000 preparation and provided a schedule for its overall compliance.

         Our investment in standardizing business system platforms over the past several years has streamlined and facilitated our Year 2000 conversion requirements by eliminating redundant technologies and allowing the sharing of services. These systems, some of which were IT systems and others of which were non-IT systems (mostly process control devices), were installed to meet other, non-Year 2000 business needs. As a part of the Year 2000 project, we have upgraded key financial and manufacturing systems in each operating unit and in the corporate headquarters by installing updates to purchased application software systems. These systems have been certified by their vendors to be compliant and tested in the context in which they will operate. The compliant versions of these systems currently function in support of day-to-day business. Non-information technology systems have been remediated where required to compliant versions. The updated systems have been tested at manufacturers' laboratories and on-site, and they have been demonstrated to be compliant. These systems also currently function in support of day-to-day business.

         The total cost associated with our Year 2000 conversion is not expected to be material to our financial position and should not exceed $5 million. This estimate does not include our potential share of Year 2000 costs that may be incurred at operations that we do not consolidate or those expenditures for planned system and process control upgrades that are undertaken for other reasons and also incorporate Year

2000 compliant technology. Spending to date has been approximately $3 million.

         Failure to correct a material Year 2000 problem could result in a potential disruption to one or more of our operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the readiness of suppliers and customers, we are unable to determine with any certainty the consequences of Year 2000 failures and the materiality of these potential failures. Therefore, we are in the process of developing contingency plans. A team from each operating unit, under the direction of an assigned project leader in the program office, is preparing a specific plan to address contingencies for that operation. Contingencies include failure of our own IT and non-IT systems, failure to deliver supplies, lack of transportation, failure of electrical power, and failure of other utilities. Our priorities in addressing these contingencies are safety, environment, customer service, and loss of production. The plans are scheduled for completion by October 31, 1999.

CHANGES IN FINANCIAL CONDITION

         DEBT

         At June 30, 1999, our total debt was $1,077.7 million, compared with $1,021.0 million at year-end 1998. The $56.7 million increase principally resulted from financing for the purchase of a carbon black business in Korea. Our ratio of debt to total capitalization was 30.5 percent at June 30, 1999, compared with 27.6 percent at December 31, 1998.

         CAPITAL EXPENDITURES AND INVESTMENTS

         Capital expenditures and investments during the first six months of 1999 were $37.9 million for PD Mining and $100.5 million for PD Industries, including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd. Capital expenditures and investments in the corresponding 1998 period were $241.7 million for PD Mining, including $113.3 million for the acquisition of Cobre Mining Company, and $71.0 million for PD Industries. The company expects capital expenditures and investments for the year 1999 to be approximately $100 million for PD Mining and approximately $175 million for PD Industries.

         DIVIDENDS

         On June 10, 1999, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 1999 second quarter. The total amount paid was $29.0 million, bringing total 1999 dividends paid through June 30 to $58.0 million. On June 23, 1999, our board of directors declared a 1999 third quarter regular dividend of 50 cents per common share to be paid on September 10, 1999, to shareholders of record at the close of business on August 19, 1999.

         SHARE PURCHASES

         This year through August 11, we have not purchased any of our shares under our May 7, 1997, share purchase authorization. Under that program, 1,662,500 shares remain authorized for purchase. There were 57,978,000 common shares outstanding at June 30, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In UNITED STEELWORKERS OF AMERICA LOCAL 890 AND SOUTHWEST RESEARCH AND INFORMATION CENTER V. CHINO MINES COMPANY AND PHELPS DODGE CORPORATION, CIV 98-1123 LH (D. N.M.), filed in 1998, the plaintiffs alleged the company failed to adequately report under Section 313 of the Emergency Planning and Community Right-To-Know Act of 1986. The company denied any failure or inadequacy in reporting. On June 21, 1999, the plaintiffs voluntarily dismissed the suit with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting was held on May 5, 1999. A total of 50,588,387 common shares, or about 87.3 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

                                       For             Withheld
                                       ---             --------
Election of Directors:

      Archie W. Dunham              50,395,964          192,423

      William A. Franke             50,387,385          201,002

      Southwood J. Morcott          50,402,442          185,945

      J. Steven Whisler             50,400,863          187,524

                              For        Against       Abstain
                              ---        -------       -------
Appointment of Auditors    50,439,611     30,884       117,892

         There were no broker non-votes included in the results of the election of directors listed above, or in the appointment of auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Any exhibits required to be filed by the company are listed in the Index to Exhibits on this page.

     (b) The company filed no reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned duly authorized officer.


                                PHELPS DODGE CORPORATION
                               (Corporation or Registrant)


Date: August 13, 1999           By:  Gregory W. Stevens
                                    ------------------------------
                                     Gregory W. Stevens
                                     Vice President and Controller
                                    (Principal Accounting Officer)


INDEX TO EXHIBITS

3.1 Complete composite copy of the Restated Certificate of Incorporation, as amended to date (SEC File No. 1-82).

10.9 Second amendment to the Phelps Dodge Corporation Supplemental Retirement Plan, effective January 1, 1999 (SEC File No. 1-82).

10.12 Amended Form of Stock Option Agreement, effective June 22, 1999, under the company's 1998 Stock Option and Restricted Stock Plan (SEC File No. 1-82).

10.16 Retirement Agreement dated June 15, 1999, between Thomas M. St. Clair and the company (SEC File No. 1-82).

12       Computation of ratios of total debt to total capitalization.

15 Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

27       Financial Data Schedule