Form 10-Q
period 1999-09-30
PHELPS DODGE CORP
filed 1999-11-12
CIK 78066

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


                    For the quarter ended September 30, 1999

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

Number of Common Shares outstanding at November 10, 1999: 74,779,977 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                Table of Contents

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements
       Statement of Consolidated Operations ..............................
       Consolidated Balance Sheet ........................................
       Consolidated Statement of Cash Flows ..............................
       Consolidated Statement of Common Shareholders' Equity .............
       Financial Data by Business Segment ................................
       Notes to Consolidated Financial Information .......................
       Review by Independent Accountants .................................
       Report of Independent Accountants on Review of Interim
         Financial Information ...........................................

     Item 2. Management's Discussion and Analysis
       Results of Operations .............................................
       Results of Phelps Dodge Mining Company ............................
       Results of Phelps Dodge Industries ................................
       Other Matters Relating to the Statement of Consolidated Operations
       Changes in Financial Condition ....................................

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K ............................

     Signatures ..........................................................

     Index to Exhibits ...................................................

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES
                          Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                                                 Third Quarter         First Nine Months
                                                              -------------------    --------------------
                                                                1999       1998        1999        1998
                                                              --------   --------    --------    --------
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

SALES AND OTHER OPERATING REVENUES ........................   $  742.7      764.0     2,096.9     2,356.7
                                                              --------   --------    --------    --------
OPERATING COSTS AND EXPENSES
    Cost of products sold .................................      579.6      594.7     1,652.8     1,790.8
    Depreciation, depletion and amortization ..............       68.4       74.0       212.7       218.5
    Selling and general administrative expense ............       29.8       27.4        89.6        91.6
    Exploration and research expense ......................       12.3       15.2        33.4        41.5
    Non-recurring charges and provision for
      asset disposition (see Notes 4 and 5) ...............        1.1      (12.6)       84.1      (198.7)
                                                              --------   --------    --------    --------
                                                                 691.2      698.7     2,072.6     1,943.7
                                                              --------   --------    --------    --------
OPERATING INCOME ..........................................       51.5       65.3        24.3       413.0
    Interest expense ......................................      (20.3)     (23.3)      (68.4)      (67.9)
    Capitalized interest ..................................         --        0.5         0.1         1.7
    Miscellaneous income and expense, net .................        2.9        7.1        (3.5)       29.4
                                                              --------   --------    --------    --------
INCOME (LOSS) BEFORE TAXES, MINORITY INTERESTS,
  EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..............       34.1       49.6       (47.5)      376.2
    Provision for taxes on income .........................      (17.4)     (19.0)        1.3      (138.5)
    Minority interests in consolidated subsidiaries .......       (0.6)      (2.9)       (0.1)       (6.7)
    Equity in net earnings of affiliated companies ........       (0.7)       0.9         4.7         1.7
                                                              --------   --------    --------    --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       15.4       28.6       (41.6)      232.7

    Cumulative effect of accounting change (see Note 6) ...         --         --        (3.5)         --
                                                              --------   --------    --------    --------
NET INCOME (LOSS) .........................................   $   15.4       28.6       (45.1)      232.7
                                                              ========   ========    ========    ========
AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC ..............       57.8       58.3        57.8        58.4

BASIC EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE ....................................   $   0.27       0.49       (0.72)       3.98
    Cumulative effect of accounting change (see Note 6) ...         --         --       (0.06)         --
                                                              --------   --------    --------    --------
BASIC EARNINGS (LOSS) PER SHARE ...........................   $   0.27       0.49       (0.78)       3.98
                                                              ========   ========    ========    ========
AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED ............       58.1       58.5        57.8        58.6

DILUTED EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE ....................................   $   0.27       0.49       (0.72)       3.97
    Cumulative effect of accounting change (see Note 6) ...         --         --       (0.06)         --
                                                              --------   --------    --------    --------
DILUTED EARNINGS (LOSS) PER SHARE .........................   $   0.27       0.49       (0.78)       3.97
                                                              ========   ========    ========    ========

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                     September 30,  December 31,
                                                         1999          1998
                                                       --------      --------
ASSETS
  Cash and cash equivalents .........................  $  165.0         221.7
  Accounts receivable, net ..........................     407.9         321.1
  Inventories .......................................     269.5         266.0
  Supplies ..........................................     104.6         110.9
  Prepaid expenses ..................................      17.1          16.5
  Deferred income taxes .............................      48.9          43.8
                                                       --------      --------
    Current assets ..................................   1,013.0         980.0
  Investments and long-term accounts receivable .....      91.7          85.6
  Property, plant and equipment, net ................   3,455.7       3,587.2
  Other assets and deferred charges .................     328.9         383.7
                                                       --------      --------
                                                       $4,889.3       5,036.5
                                                       ========      ========
LIABILITIES
  Short-term debt ...................................  $  229.8         116.1
  Current portion of long-term debt .................      54.7          68.5
  Accounts payable and accrued expenses .............     467.3         451.3
  Accrued income taxes ..............................       2.9          15.2
                                                       --------      --------
    Current liabilities .............................     754.7         651.1
  Long-term debt ....................................     806.5         836.4
  Deferred income taxes .............................     499.7         508.6
  Other liabilities and deferred credits ............     373.1         359.7
                                                       --------      --------
                                                        2,434.0       2,355.8
                                                       --------      --------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .....      78.5          93.3
                                                       --------      --------
COMMON SHAREHOLDERS' EQUITY
  Common shares, 58.0 outstanding (12/31/98 - 57.9) .     362.5         362.1
  Capital in excess of par value ....................       5.8           1.8
  Retained earnings .................................   2,212.9       2,345.0
  Accumulated other comprehensive income (loss) .....    (197.1)       (113.9)
  Other .............................................      (7.3)         (7.6)
                                                       --------      --------
                                                        2,376.8       2,587.4
                                                       --------      --------
                                                       $4,889.3       5,036.5
                                                       ========      ========

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                          Nine months ended
                                                                              Sept. 30,
                                                                          ----------------
                                                                           1999      1998
                                                                          ------    ------
OPERATING ACTIVITIES
  Net income (loss) ...................................................   $(45.1)    232.7
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization ........................    212.7     218.5
      Deferred income taxes ...........................................     (3.8)     40.8
      Equity earnings (loss) net of dividends received ................     (4.6)     (0.1)
      Changes in current assets and liabilities:
        (Increase) decrease in  accounts receivable ...................   (104.0)    (34.8)
        (Increase) decrease in inventories ............................    (12.4)    (17.3)
        (Increase) decrease in supplies ...............................      3.5      (3.0)
        (Increase) decrease in prepaid expenses .......................     (1.0)     (3.5)
        (Increase) decrease in deferred income taxes ..................     (5.2)      6.7
        Increase (decrease) in interest payable .......................      9.2      17.3
        Increase (decrease) in other accounts payable .................    (14.2)    (44.8)
        Increase (decrease) in accrued income taxes ...................    (11.6)     28.8
        Increase (decrease) in other accrued expenses .................     (1.6)     (6.9)
      Asset dispositions and non-recurring charges (see Notes 4 and 5)      85.8    (198.7)
      Other adjustments, net ..........................................      8.9      (7.8)
                                                                          ------    ------
          Net cash provided by operating activities ...................    116.6     227.9
                                                                          ------    ------
INVESTING ACTIVITIES
  Capital outlays .....................................................   (101.2)   (248.8)
  Capitalized interest ................................................     (0.1)     (1.7)
  Investment in subsidiaries ..........................................    (75.4)   (135.4)
  Proceeds from asset dispositions and other, net (see Notes 4 and 5)        7.3     466.5
                                                                          ------    ------
          Net cash provided by (used in) investing activities .........   (169.4)     80.6
                                                                          ------    ------
FINANCING ACTIVITIES
  Increase in debt ....................................................    136.3      16.0
  Payment of debt .....................................................    (49.0)    (54.0)
  Common dividends ....................................................    (87.0)    (88.3)
  Purchase of common shares ...........................................       --     (31.5)
  Other, net ..........................................................     (4.2)      0.9
                                                                          ------    ------
          Net cash used in financing activities .......................     (3.9)   (156.9)
                                                                          ------    ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................    (56.7)    151.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................    221.7     157.9
                                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $165.0     309.5
                                                                          ======    ======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)

                                               Common Shares                                Accumulated
                                            --------------------   Capital in                  Other                     Common
                                             Number      At Par    Excess of    Retained   Comprehensive              Shareholders'
                                            of Shares    Value     Par Value    Earnings   Income (loss)    Other        Equity
                                            --------    --------    --------    --------     --------      --------     --------
BALANCE AT DECEMBER 31, 1998 ............       57.9    $  362.1    $    1.8    $2,345.0     $ (113.9)     $   (7.6)    $2,587.4
  Stock options exercised ...............        0.1         0.3         2.0                                     --          2.3
  Restricted shares issued, net .........         --         0.1         1.0          --                        0.3          1.4
  Other investment adjustments ..........                                1.0          --                                     1.0
  Dividends on common shares ............                                          (87.0)                                  (87.0)
  Comprehensive income (loss):
    Net income (loss) ...................                                          (45.1)                                  (45.1)
    Other comprehensive income (loss),
      net of tax:
        Reclassification adjustment * ...                                                        11.8                       11.8
        Translation adjustment ..........                                                       (95.0)                     (95.0)
                                                                                             --------                   --------
        Other comprehensive income (loss)                                                       (83.2)                     (83.2)
                                                                                             --------                   --------
    Comprehensive income (loss) .........                                                                                 (128.3)
                                            --------    --------    --------    --------     --------      --------     --------
BALANCE AT SEPTEMBER 30, 1999 ...........       58.0    $  362.5    $    5.8    $2,212.9     $ (197.1)     $   (7.3)    $2,376.8
                                            ========    ========    ========    ========     ========      ========     ========

DISCLOSURE OF RECLASSIFICATION AMOUNT:

* The 1999 reclassification adjustment represents the write-off of cumulative translation adjustments as a result of the sale of PD Mining Ltd.

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

                                                             PD Industries
                                       Phelps   ----------------------------------------
                                       Dodge    Specialty   Wire &    Other *             Segment     Corp.    Reconciling
                                       Mining   Chemicals   Cable    Segments    Total    Subtotal   & Other      Elims.     Totals
------------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1999
  Sales & other operating revenues:
    Unaffiliated customers ........   $  406.9     132.9      202.9        --      335.8     742.7         --          --      742.7
    Intersegment ..................       62.2        --        0.1        --        0.1      62.3         --       (62.3)        --
  Non-recurring charges ...........         --        --        1.1        --        1.1       1.1         --          --        1.1
  Operating income (loss) .........       36.2      21.9        4.9        --       26.8      63.0      (11.5)         --       51.5
  Assets at September 30 ..........    3,175.3     761.4      805.6        --    1,567.0   4,742.3    1,109.5      (962.5)   4,889.3
------------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1998
  Sales & other operating revenues:
    Unaffiliated customers ........   $  421.9     104.6      237.5        --      342.1     764.0         --          --      764.0
    Intersegment ..................       63.8        --        0.3        --        0.3      64.1         --       (64.1)        --
  Gain on asset disposition .......         --        --         --      12.6       12.6      12.6         --          --       12.6
  Operating income (loss) .........       27.2      17.7       17.0      12.6       47.3      74.5       (9.7)        0.5       65.3
  Assets at September 30 ..........    3,262.9     492.4      934.9        --    1,427.3   4,690.2      836.9      (496.1)   5,031.0
------------------------------------------------------------------------------------------------------------------------------------
FIRST NINE MONTHS 1999
  Sales & other operating revenues:
    Unaffiliated customers ........   $1,102.3     398.8      595.8        --      994.6   2,096.9         --          --    2,096.9
    Intersegment ..................      170.7        --        0.2        --        0.2     170.9         --      (170.9)        --
  Non-recurring charges ...........       34.5      19.9       29.5        --       49.4      83.9        0.2          --       84.1
  Operating income (loss) .........        8.2      62.7      (11.0)       --       51.7      59.9      (34.5)       (1.1)      24.3
  Assets at September 30 ..........    3,175.3     761.4      805.6        --    1,567.0   4,742.3    1,109.5      (962.5)   4,889.3
------------------------------------------------------------------------------------------------------------------------------------
FIRST NINE MONTHS 1998
  Sales & other operating revenues:
    Unaffiliated customers ........   $1,303.5     326.9      726.3        --    1,053.2   2,356.7         --          --    2,356.7
    Intersegment ..................      197.1        --        1.7        --        1.7     198.8         --      (198.8)        --
  Gain on asset disposition .......         --        --         --     198.7      198.7     198.7         --          --      198.7
  Operating income (loss) .........      119.2      61.3       66.2     198.7      326.2     445.4      (30.8)       (1.6)     413.0
  Assets at September 30 ..........    3,262.9     492.4      934.9        --    1,427.3   4,690.2      836.9      (496.1)   5,031.0
------------------------------------------------------------------------------------------------------------------------------------

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

2. The results of operations for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

3. Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. With respect to 2000 production, as of September 30, 1999, we had entered into annual contracts with several financial institutions that effectively ensure minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound for approximately 110 million pounds of copper cathode. The minimum and maximum prices are based on the annual average LME price.

4. On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by (i) curtailing higher-cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at Columbian Chemicals Company's carbon black plant in the Philippines. These actions resulted in a total non-recurring, pre-tax charge of $84.7 million (or $58.7 million, $1.01 per share, after taxes and minority interests) in the 1999 second quarter and a pre-tax charge of $1.1 million (or $0.7 million, 1 cent per share, after taxes) in the 1999 third quarter.

     Our mining segment had non-recurring, pre-tax charges of $34.5 million in the 1999 second quarter from the restructuring plan. That amount included $7 million resulting from a loss on the sale of our fluorspar mining operation in South Africa. Also included in the restructuring plan were charges associated with employee severance ($8.2 million), pension and other post-retirement obligations ($5.6 million), environmental cleanup ($7.3 million) and mothballing and take-or-pay contracts ($6.4 million). The current liability components of the restructuring plan related to employee severance, mothballing and take-or-pay contracts during the third quarter of 1999 were as follows:

     (in millions)

                                            Mothballing/
                                             Take-or-
                                Employee       Pay
                                Severance    Contracts     Total
                                 ------       ------       ------
     Opening balance             $  8.2          6.4         14.6
     Payments made                 (5.3)        (0.9)        (6.2)
                                 ------       ------       ------
     Closing balance             $  2.9          5.5          8.4
                                 ======       ======       ======

     Our specialty chemicals segment had non-recurring, pre-tax charges of $19.9 million in the 1999 second quarter from the restructuring plan. Included in that amount were costs associated with asset and investment write-offs ($14.9 million), environmental and other clean-up ($3 million), and employee severance ($2 million). There were no payments for current liability components of the restructuring plan related to employee severance and environmental and other clean-up costs during the third quarter of 1999.

     Our wire and cable segment had non-recurring, pre-tax charges of $30.1 million in the 1999 second quarter and $1.1 million in the 1999 third quarter from the restructuring plan. Included in the 1999 second quarter restructuring plan charges were asset write-offs ($21.4 million), employee severance ($5 million), disposal, dismantling and relocation ($2 million), and the write-off of an equity basis investment ($1.7 million). The components of the restructuring plan related to employee severance, and disposal and dismantling costs during the third quarter of 1999 were as follows:

     (in millions)

                                               Disposal
                                Employee         and
                                Severance    Dismantling     Total
                                 ------         ------       ------
     Opening balance             $  5.0            1.0          6.0
     Reclassification
       of restructure *            (1.5)           0.0         (1.5)
     Payments made                 (1.4)          (0.0)        (1.4)
                                 ------         ------       ------
     Closing balance             $  2.1            1.0          3.1
                                 ======         ======       ======

     * Reclassified to pension and post-retirement benefit obligations.

     The third quarter 1999 charges of $1.1 million were principally for expenses to relocate equipment.

5. Effective January 1, 1998, we sold a 90 percent interest in our wheel and rim manufacturing business, Accuride Corporation and related subsidiaries (Accuride), to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. That sale resulted in a pre-tax gain of $186.1 million ($122.8 million after taxes, or $2.09 per common share). The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $12.6 million ($8.3 million after taxes, or 14 cents per common share). Under the terms of the sales agreements, we received total proceeds of $465.9 million from the two transactions, less $16.4 million in working capital adjustments and transaction costs.

6. In the 1999 first quarter, we adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." The implementation resulted in a $3.5 million after-tax charge, or 6 cents per common share, representing the write-off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

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

8. As of December 31, 1998, we had a reserve balance of $106.0 million for estimated future costs associated with environmental matters. During the first nine months of 1999, net spending against that reserve totaled $8.4 million. During the second quarter of 1999, we recorded an additional $8.3 million provision for estimated future costs associated with environmental matters as part of our restructuring plan announced on June 30, 1999. This $8.3 million increase in the environmental reserve balance was directly related to the indefinite suspension of operations at our Hidalgo smelter ($7.3 million) and our Philippine carbon black facility ($1.0 million). As of September 30, 1999, the reserve balance was $105.9 million.

9. On October 22, 1999, we announced the completion of our offer to exchange $7.61 in cash and 0.2203 Phelps Dodge shares for each share of Cyprus Amax Minerals Company (Cyprus Amax) on a fully prorated basis. The exchange offer expired at 12:00 midnight, eastern time, October 15, 1999.

     We were informed by ChaseMellon Shareholder Services, the exchange agent for the offer, that based on a final count, 81.5 million shares of Cyprus Amax stock were tendered, representing 89.6 percent of the outstanding shares of Cyprus Amax. Of the 81.5 million shares tendered, 51.3 million elected cash, 29.8 million elected stock and 351,000 made no election. All shares of Cyprus Amax tendered were accepted for exchange by Phelps Dodge according to the terms of the exchange offer.

     The October 15, 1999, exchange offer resulted in the exchange of 16.7 million shares of Phelps Dodge stock and $693 million in cash. We expect the acquisition of Cyprus Amax to be 100 percent complete by December 2, 1999, with the remaining Cyprus Amax shares to be acquired in exchange for approximately 3.3 million shares of Phelps Dodge stock. The total purchase price including acquired debt, net of cash, is expected to be approximately $2.6 billion for 100 percent of the shares of Cyprus Amax.

     The primary assets of Cyprus Amax include the wholly owned Sierrita, Bagdad and Miami copper mining operations in Arizona, the wholly owned smelter, refinery and rod plant in Miami, Arizona, a wholly owned rod plant in Chicago, Illinois, the 51 percent owned El Abra copper operation in Chile and the 82 percent owned Cerro Verde copper operation in Peru. Cyprus Amax also owns two molybdenum mining operations (Henderson and Climax) in Colorado and molybdenum conversion plants at Sierrita; Ft. Madison, Iowa; Rotterdam, the Netherlands; and Stowmarket, U.K.

     Pro forma financial information for this transaction will be provided in the required Form 8-K filing toward the end of December. The acquisition of Cyprus Amax will be completed using the purchase method, and accordingly the assets and liabilities will be adjusted to reflect their fair value.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

          The financial information as of September 30, 1999, and for the three-month and nine-month periods ended September 30, 1999 and 1998, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

<AUDIT-REPORT>
                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of the Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 1999, and the related consolidated statements of operations, for each of the three-month and nine-month periods ended September 30, 1999 and 1998 and the consolidated statement of cash flows and of common shareholders' equity for the nine-month periods ended September 30, 1999 and 1998. This financial information is the responsibility of the Corporation's management.

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


PricewaterhouseCoopers LLP
Phoenix, Arizona
October 11, 1999, except as to Note 9, which is as of October 18, 1999
</AUDIT-REPORT>

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

RESULTS OF OPERATIONS

     EARNINGS

     The company had consolidated earnings in the 1999 third quarter of $16.1 million, or 28 cents per common share, before non-recurring, after-tax charges of $0.7 million, or 1 cent per common share from the company's restructuring plan announced on June 30, 1999 (please refer to Note 4 to the Consolidated Financial Information). Our third quarter net income after the restructuring charges was $15.4 million, or 27 cents per common share. By comparison, earnings in the 1998 third quarter were $20.3 million, or 35 cents per common share, excluding a non-recurring, after-tax gain of $8.3 million, or 14 cents per common share, from the completion of the disposition of Accuride Corporation (please refer to Note 5 to the Consolidated Financial Information).

     Earnings for the nine months ended September 30, 1999, were $17.8 million, or 31 cents per common share, before after-tax charges of $59.4 million, or $1.03 per common share from the restructuring plan, and an after-tax charge of $3.5 million, or 6 cents per common share, recognized in the first quarter for the cumulative effect of an accounting change associated with unamortized start-up costs (please refer to Note 6 to the Consolidated Financial Information). The net loss for the nine months ended September 30, 1999, after the non-recurring charges was $45.1 million, or 78 cents per common share. Earnings for the first nine months of 1998 were $101.6 million, or $1.73 per common share, before a non-recurring, after-tax gain of $131.1 million, or $2.24 per common share, from the sale of Accuride Corporation.

     Earnings before non-recurring items were less in the nine-month period ended September 30, 1999, than in the corresponding 1998 period principally as a result of lower average copper prices and reduced earnings from our wire and cable segment. The average spot price per pound of cathode copper on the New York Commodity Exchange (COMEX) for the first nine months was approximately 7 cents per pound (9 percent) lower than the average price for the first nine months of 1998. The effect of this price decrease was somewhat mitigated by decreased copper production costs and increased earnings at our specialty chemicals segment.

     The COMEX spot price per pound of copper cathode, upon which we base our selling price, averaged 78 cents in the third quarter and 70 cents in the first nine months of 1999, compared with 75 cents and 77 cents in the corresponding 1998 periods. From October 1 through November 10, 1999, the COMEX price averaged 80 cents per pound, closing at 79 cents on November 10, 1999.

     Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. As of September 30, 1999, our share of annual production was approximately 1.5 billion pounds of copper. Accordingly, each 1-cent per pound change in our average annual realized copper price, or in our average annual unit production costs, might cause a variation in annual pre-tax operating income levels of approximately $15 million.

     Depending  on  market  circumstances,   we  may  periodically  purchase  or
liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. With respect to 2000 production, as of September 30, 1999, we had entered into annual contracts with several financial institutions that effectively ensure minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound for approximately 110 million pounds of copper cathode. The minimum and maximum prices are based on the annual average LME price.

     SALES

     Sales were $742.7 million in the 1999 third quarter and $2,096.9 million in the first nine months of 1999, compared with $764.0 million and $2,356.7 million in the corresponding 1998 periods. The 1999 decrease for the first nine months principally resulted from lower average copper prices, lower sales volumes of copper and lower sales of wire and cable products, partially offset by higher sales volumes of carbon black.

     BUSINESS SEGMENTS

     Results for 1999 and 1998 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales, other mining operations and investments, and worldwide mineral exploration and development programs. Through December 31, 1997, Phelps Dodge Industries included our specialty chemicals segment, our wire and cable segment, and our wheel and rim operations (see Note 5 to the Consolidated Financial Information for a discussion of the sale of our wheel and rim operations effective January 1, 1998).

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

                                                              Third Quarter
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------
Copper production (short tons):
     Total production ............................        227,800        265,400
     Less minority participants'
       shares (A) ................................         40,200         44,800
                                                          -------        -------
     Net Phelps Dodge share ......................        187,600        220,600
                                                          =======        =======
Copper sales (short tons):
     Net Phelps Dodge share
       from own mines ............................        193,000        220,600
     Purchased copper ............................         71,300         73,700
                                                          -------        -------
     Total copper sales ..........................        264,300        294,300
                                                          =======        =======
New York Commodity Exchange
     Average spot price per pound -
     copper cathodes .............................        $  0.78           0.75

                                                               (in millions)
Sales and other operating revenues
     - unaffiliated customers ....................        $ 406.9          421.9

Operating income (B) .............................        $  36.2           27.2

                                                            First Nine Months
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------
Copper production (short tons):
     Total production ............................        720,600        792,300
     Less minority participants'
       shares (A) ................................        125,000        134,100
                                                          -------        -------
     Net Phelps Dodge share ......................        595,600        658,200
                                                          =======        =======
Copper sales (short tons):
     Net Phelps Dodge share
       from own mines ............................        595,300        650,700
     Purchased copper ............................        205,600        232,700
                                                          -------        -------
     Total copper sales ..........................        800,900        883,400
                                                          =======        =======
New York Commodity Exchange
     Average spot price per pound -
     copper cathodes .............................        $  0.70           0.77

                                                               (in millions)
Sales and other operating revenues
     - unaffiliated customers ....................        $1,102.3       1,303.5

Operating income (B) .............................        $   8.2          119.2

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

     PD MINING - SALES

     Phelps Dodge Mining Company's sales and other operating revenues decreased by $15.0 million, or 4 percent, in the 1999 third quarter and by $201.2 million, or 15 percent, in the first nine months of 1999 compared with the corresponding 1998 periods. The variance for the first nine months primarily reflected decreased average selling prices for copper that resulted in a revenue reduction of approximately $123 million. The sales and other operating revenue variance for the third quarter and the first nine months also reflected the effect of lower copper sales volumes that resulted in approximately $47 million and $115 million in revenue reductions. The lower volumes were primarily a result of the indefinite suspension of operations at our Cobre copper mine in New Mexico and our Ojos del Salado copper mine in Chile, and the curtailment of production at our Chino copper operations in New Mexico that we announced in the 1998 fourth quarter. The Ojos del Salado suspension occurred on October 21, 1998, while the suspension of Cobre and the curtailment at Chino were completed in phases between October 21, 1998, and the 1999 first quarter.

     PD MINING - OPERATING INCOME

     PD Mining reported operating income of $36.2 million in the 1999 third quarter. This compares with $27.2 million in the corresponding 1998 period. The increase primarily reflected the higher average copper price for sales of PD-mined copper (approximately $13 million) and slightly lower production costs, partially offset by lower sales volumes of PD-mined copper. (Please refer to the preceding table.) For the nine-month period ended September 30, 1999, PD Mining reported operating income of $42.7 million before non-recurring, pre-tax charges of $34.5 million from a restructuring plan (please refer to Note 4 to the Consolidated Financial Information). This compares with operating income of $119.2 million in the corresponding 1998 period. The year-to-date decrease primarily reflected the lower average copper price for sales of PD-mined copper (approximately $91 million) and lower sales volumes of PD-mined copper, partially offset by lower copper production costs. (Please refer to the preceding table.) Lower 1999 production costs were due in part to the 1998 curtailment and shutdown of certain higher cost operations.

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

                                                              Third Quarter
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------
                                                               (in millions)
Sales and other operating revenues
     - unaffiliated customers:
     Specialty chemicals .........................        $ 132.9          104.6
     Wire and cable ..............................          202.9          237.5
                                                          -------        -------
                                                          $ 335.8          342.1
                                                          =======        =======
Operating income: (A)
     Specialty chemicals (B) .....................        $  21.9           17.7
     Wire and cable (C) ..........................            4.9           17.0
     Other (wheels and rims) (D) .................             --           12.6
                                                          -------        -------
                                                          $  26.8           47.3
                                                          =======        =======

                                                            First Nine Months
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------
                                                               (in millions)
Sales and other operating revenues
     - unaffiliated customers:
     Specialty chemicals .........................        $ 398.8          326.9
     Wire and cable ..............................          595.8          726.3
                                                          -------        -------
                                                          $ 994.6        1,053.2
                                                          =======        =======
Operating income (loss): (A)
     Specialty chemicals (B) .....................        $  62.7           61.3
     Wire and cable (C) ..........................          (11.0)          66.2
     Other (wheels and rims) (D) .................             --          198.7
                                                          -------        -------
                                                          $  51.7          326.2
                                                          =======        =======

----------
(A) Operating income has been presented in compliance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (with 1998 restated).

(B) Includes a pre-tax charge of $19.9 million in the 1999 second quarter for costs associated with the suspension of operations at a carbon black plant in the Philippines.

(C) Includes a pre-tax charge of $28.4 million in the 1999 second quarter and $1.1 million in the 1999 third quarter for costs associated with restructuring of certain wire and cable operations. Another $1.7 million representing the write-off of a small equity basis investment was charged to miscellaneous income and expense in the 1999 second quarter.

(D) See Note 5 to the Consolidated Financial Information for a description of the sale of our wheels and rims business in 1998.

     PD INDUSTRIES - SALES

     PD Industries reported sales of $335.8 million in the third quarter and $994.6 million for the first nine months of 1999, compared with $342.1 million and $1,053.2 million in the corresponding 1998 periods. The year-to-date decrease principally reflected lower sales in the wire and cable segment as a result of a downturn in the Brazilian wire and cable market principally caused by the 1999 first quarter currency devaluation, continuing economic difficulties in Venezuela and lower demand for conductors in the automotive, heat tracing and aerospace markets, partially offset by higher sales volumes in the specialty chemicals segment primarily due to the acquisition of carbon black operations in Brazil and Korea in late 1998 and early 1999, respectively. (Please refer to the preceding table.)

     PD INDUSTRIES - OPERATING INCOME

     During the 1999 third quarter, PD Industries recorded operating income of $27.9 million before non-recurring charges of $1.1 million (please refer to Note 4 to the Consolidated Financial Information). This compares with $34.7 million in the corresponding 1998 period before a $12.6 million pre-tax gain from the disposition of Accuride. Operating income in the first nine months of 1999 was $101.1 million before non-recurring charges, compared with $127.5 million in the first nine months of 1998 before a $198.7 million pre-tax gain from the sale of Accuride. PD Industries' 1999 operating income reflected decreased wire and cable results principally due to South American economic difficulties, a continued slowdown in aerospace and relevant electronic markets in the United States and competitive price pressure on our magnet wire business. These effects were partially offset by strong performances by our carbon black businesses, which had overall increases in sales volumes in excess of 30 percent compared with corresponding prior periods. These volume increases reflected the 1998 fourth quarter acquisition of a carbon black facility in Brazil, and the 1999 first quarter acquisition of a carbon black facility in Korea. (Please refer to the preceding table.)

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     EXPLORATION AND RESEARCH AND DEVELOPMENT EXPENSE

     Our  exploration  and research and  development  expense for the first nine months of 1999 was $33.4 million, compared with $41.5 million in the corresponding 1998 period. The decrease reflects continuing cutbacks in exploration programs in view of current market conditions; exploration charges were $25.4 million in the 1999 first nine months, compared with $30.0 million in the corresponding period in 1998.

     MISCELLANEOUS INCOME AND EXPENSE, NET

     Miscellaneous income and expense, net, decreased by $32.9 million in the first nine months of 1999 compared with the corresponding 1998 period. This change primarily reflected a 1998 second quarter pre-tax gain of $8.8 million from the dissolution of joint venture partnerships in the wire and cable business, 1999 currency exchange losses at our Brazilian operations of $11.2 million, $9.1 million in lower interest income and a $1.7 million pre-tax charge representing the write-off of an equity basis investment in the 1999 second quarter.

     INCOME TAXES

     Our federal income tax returns for the years 1990 through 1997 are either under examination or review by the Internal Revenue Service (IRS). We have received proposed assessments for the years 1990 and 1991 and have reached a settlement with the IRS appeals division on the issues involved. The proposed settlement results in a refund and must be approved by the Joint Committee on Taxation. We have also received and accepted assessments for the years 1992 through 1994. These assessments will substantially offset the proposed refunds from 1990 and 1991. The years 1995 through 1997 are currently being examined and the IRS has begun its information gathering process.

     Our management believes it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent years, will not have an adverse effect on our consolidated financial condition or results of operations.

     EQUITY EARNINGS

     Equity in net earnings of affiliated companies increased in the first nine months of 1999 by $3.0 million primarily due to the 1999 first quarter sale of land by our equity basis Philippine wire and cable operation.

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

     We have identified the scope of the Year 2000 issue as it relates to our operations and all levels of management are providing leadership to effect workable solutions. A program office team has been assembled to oversee all facets of this project including information technology and process control system conversions, contracts and agreements with vendors, suppliers and customers, insurance policies, contingency plans and security systems. We are working with major industry associations and agencies in North America, Europe, Latin America and Asia Pacific to facilitate the sharing of strategies and solutions. We have hired PKS Systems Integration LLC, a consulting firm, to assist us in the assessment and implementation of our Year 2000 conversion.

     The conversion project has been structured into four phases:

*    inventory phase (100 percent complete);
* assessment phase - the final cost estimation and action plan identification phase (100 percent complete);
*    remediation and testing phase (100 percent complete); and
* field implementation phase (substantially completed for all information technology (IT) and non-IT systems with the exception of a few mining process control systems intentionally delayed to match existing maintenance schedules; these systems are scheduled for completion by the end of the November 1999).

     The process of identifying and prioritizing critical suppliers and customers has been completed. We have reviewed contracts and agreements with vendors, suppliers and customers. Appropriate language has been added to all new contracts and agreements to address our requirements for Year 2000 compliance. Where possible, existing contracts and agreements were amended for these same considerations. We prepared an inventory of all existing relationships with vendors and suppliers. We reviewed the nature of those relationships to determine whether the loss of service or product would result in a material impact to us. From that overall list, we identified vendors and suppliers that are considered key to our individual businesses, and we contacted each of those 554 vendors and suppliers. In special situations, such as suppliers of transportation, electrical power, communications, and water and sewerage, we visited the suppliers to review their Year 2000 preparations. We received responses from all these vendors and suppliers, and we are convinced, based on the materials and information they supplied to us, that they are or will be compliant. In a similar approach, we identified key customers and worked with them to determine compliance and assessed the nature of our relationship. In each of these cases, the customer was advanced in its Year 2000 preparation and provided a schedule for its overall compliance.

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

     Failure to correct a material Year 2000 problem could result in a potential disruption to one or more of our operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the readiness of suppliers and customers, we are unable to determine with any certainty the consequences of Year 2000 failures and the materiality of these potential failures. Therefore, we have completed the development of contingency plans. A team from each operating unit, under the direction of an assigned project leader in the program office, prepared a specific plan to address contingencies for that operation. Contingencies include failure of our own IT and non-IT systems, failure to deliver supplies, lack of transportation, failure of electrical power, and failure of other utilities. Our priorities in addressing these contingencies are safety, environment, customer service, and loss of production. The plans were completed by October 31, 1999.

     We have prepared an event management center to oversee activities world-wide during the actual date change. This center will monitor responses to contingencies and provide current information to on-site managers at all company operations.

CHANGES IN FINANCIAL CONDITION

     DEBT

     At September 30, 1999, our total debt was $1,091.0 million, compared with $1,021.0 million at year-end 1998. The $70.0 million increase principally resulted from financing for the purchase of a carbon black business in Korea. Our ratio of debt to total capitalization was 30.8 percent at September 30, 1999, compared with 27.6 percent at December 31, 1998.

     On October 22, 1999, we entered into a loan agreement with Cyprus Amax Minerals Company whereby they would loan us $175 million at an interest rate of 6 percent per annum. On that date, we drew down the $175 million; the loan matures on December 15, 1999.

     CAPITAL EXPENDITURES AND INVESTMENTS

     Capital expenditures and investments during the first nine months of 1999 were $55.4 million for PD Mining and $118.9 million for PD Industries, including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd. Capital expenditures and investments in the corresponding 1998 period were $279.9 million for PD Mining, including $113.3 million for the acquisition of Cobre Mining Company, and $105.5 million for PD Industries. The company expects capital expenditures and investments for the year 1999 to be approximately $100 million for PD Mining and approximately $165 million for PD Industries.

     DIVIDENDS

     On September 10, 1999, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 1999 third quarter. The total amount paid was $29.0 million, bringing total 1999 dividends paid through September 30 to $87.0 million.

     SHARE PURCHASES

     This year through November 10, we have not purchased any of our shares under our May 7, 1997, share purchase authorization. Under that program, 1,662,500 shares remain authorized for purchase. There were 57,978,000 common shares outstanding at September 30, 1999.

     SUBSEQUENT EVENT

     On October 22, 1999, we announced the completion of our offer to exchange $7.61 in cash and 0.2203 Phelps Dodge shares for each share of Cyprus Amax Minerals Company (Cyprus Amax) on a fully prorated basis. The exchange offer expired at 12:00 midnight, eastern time, October 15, 1999.

     We were informed by Chase Mellon Shareholder Services, the exchange agent for the offer, that 81.5 million shares of Cyprus Amax stock were tendered representing 89.6 percent of the outstanding shares of Cyprus Amax. (Please refer to Note 9 to the Consolidated Financial Information for further discussion of this transaction.)

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Any exhibits required to be filed by the company are listed in the Index to Exhibits.

     (b) The company filed six reports on Form 8-K during the quarter ended September 30, 1999. The following is a list of the filings and the date they were filed.

          Phelps Dodge filed a Current Report on Form 8-K on August 23, 1999, with respect to a press release issued on August 20, 1999, proposing the acquisition of Asarco Incorporated and Cyprus Amax Minerals Company.

          Phelps Dodge filed a Current Report on Form 8-K on August 23, 1999, with respect to a press release issued on August 20, 1999, proposing the acquisition of Asarco Incorporated and Cyprus Amax Minerals Company that was posted on Phelps Dodge's internet site.

          Phelps Dodge filed a Current Report on Form 8-K on August 26, 1999, with respect to a press release issued on August 25, 1999, related to the proposed acquisition of Asarco Incorporated and Cyprus Amax Minerals Company.

          Phelps Dodge filed a Current Report on Form 8-K on September 3, 1999, with respect to press releases issued on September 2 and 3, 1999, and an investor slide presentation dated September 3, 1999, related to the proposed acquisition of Asarco Incorporated and Cyprus Amax Minerals Company.

          Phelps Dodge filed a Current Report on Form 8-K on September 22, 1999, with respect to a press release issued on September 22, 1999, and an investor slide presentation dated September 22, 1999, related to the proposed acquisition of Asarco Incorporated and Cyprus Amax Minerals Company.

          Phelps Dodge filed a Current Report on Form 8-K on September 30, 1999, with respect to a press release dated September 30, 1999, and an Agreement and Plan of Merger among Phelps Dodge Corporation, CAV Corporation and Cyprus Amax Minerals Company dated September 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned duly authorized officer.


                            PHELPS DODGE CORPORATION
                           (Corporation or Registrant)


Date: November 12, 1999

By:   /s/ Stanton K. Rideout
      --------------------------------
      Stanton K. Rideout
      Vice President and Controller
      (Principal Accounting Officer)


INDEX TO EXHIBITS

10.10 First Amendment to the Phelps Dodge Supplemental Savings Plan, effective as of January 1, 1999 (SEC File No. 1-82).

12        Computation of ratios of total debt to total capitalization.

15 Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.