Form 10-K405
period 1999-12-31
PHELPS DODGE CORP
filed 2000-03-21
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

2600 N. Central Avenue, Phoenix, AZ 85004-3089

Registrant’s telephone number: (602) 234-8100

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 6, 2000, was approximately $3,665,633,000.

      Number of Common Shares outstanding at March 6, 2000: 78,725,000 shares.

Documents Incorporated by Reference:

Document	Location in 10-K

Proxy Statement for 2000 Annual Meeting	Part III

Part I
Items 1. and 2. Business and Properties
PHELPS DODGE MINING COMPANY
PD Mining -- Properties, Facilities and Production
Mining Operations
Phelps Dodge Copper Production Data, by Source(a)
Phelps Dodge Metal Production and Sales(a)(d)
Phelps Dodge Smelters, Refineries and Rod Production(a)
Other Mining Operations and Investments
Exploration
Ore Reserves
PD Mining -- Sales and Competition
PD Mining -- Prices, Supply and Consumption
PD Mining -- Costs
PD Mining -- Energy Supplies
PD Mining -- Environmental and Other Regulatory Matters
PD Mining -- Ownership of Property
PHELPS DODGE INDUSTRIES
Specialty Chemicals Segment
Wire and Cable Segment
Phelps Dodge Industries -- Environmental Matters
LABOR MATTERS
RESEARCH AND DEVELOPMENT
OTHER ENVIRONMENTAL MATTERS
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of Phelps Dodge Corporation
Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis
Item 8. Financial Statements and Supplementary Data
Item 9. Disagreements on Accounting and Financial Disclosure
MANAGEMENT’S DISCUSSION AND ANALYSIS
RESULTS OF PHELPS DODGE MINING COMPANY
RESULTS OF PHELPS DODGE INDUSTRIES
OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
CAPITAL OUTLAYS
INFLATION
DIVIDENDS AND MARKET PRICE RANGES
QUARTERLY FINANCIAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
STATEMENT OF CONSOLIDATED OPERATIONS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Data by Geographic Area
Financial Data by Business Segment
PART III
Items 10, 11, 12 and 13.
PART IV
Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES

PHELPS DODGE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 1999

PHELPS DODGE CORPORATION

1999 ANNUAL REPORT ON FORM 10-K

Part I

Items 1. and 2.  Business and Properties

      Phelps Dodge Corporation (the Company, which may be also referred to as Phelps Dodge, PD, we, us or ours) is the world’s second largest producer of copper, among the world’s largest carbon black and magnet wire producers, and is the world’s largest producer of continuous-cast copper rod. On October 16, 1999, we acquired Cyprus Amax Minerals Company (Cyprus Amax or Cyprus) thereby enhancing our copper assets with significant operations in the United States and South America. As a result of the acquisition, we also became the world’s leading producer of molybdenum and molybdenum products.

      The Company comprises two divisions: (i) Phelps Dodge Mining Company and (ii) Phelps Dodge Industries. These are more fully described in Note 21 to the Consolidated Financial Statements which also sets forth financial information about the divisions including the sales and long-lived assets of our international operations.

      (i)  Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs.

      (ii)  Phelps Dodge Industries includes our specialty chemicals segment, our wire and cable segment, and, until they were sold in 1998, our wheel and rim operations.

      In 1999, including production from the acquired Cyprus operations as of October 16, Phelps Dodge Mining Company produced 890,100 tons of copper for our account from worldwide mining operations, and an additional 191,200 tons of copper for the accounts of our minority interest joint-venture partners. Gold, silver, molybdenum, copper sulfate and sulfuric acid are by-products of our copper operations. Production of copper for our own account from our U.S. operations constituted approximately 35 percent of the copper mined in the United States in 1999. Much of our U.S. cathode copper production, together with additional copper purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. We also explore for metals and minerals throughout the world.

      Our international mining operations include Candelaria and El Abra, major copper mines in Chile, the Cerro Verde mine in Peru, and other operations and investments in Chile and Peru. These operations produce a variety of metals and minerals including copper, gold and silver.

      Molybdenum concentrate is produced at our Henderson mine in Colorado, and as a by-product at several of our U.S. copper operations. The concentrate is roasted to produce molybdenum oxide at one of our three roasting operations, and various molybdenum metallurgical and chemical products are produced at our three conversion facilities.

      In addition to our mining interests, we produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors through Phelps Dodge Industries.

      We produce specialty chemicals at operations in North America, Europe, Latin America and Asia through Columbian Chemicals Company, one of the world’s largest producers of carbon black. Carbon black is a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belting and other products for the rubber industry. We also produce specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications.

      Our wire and cable segment has operations in the United States, Latin America, Asia, Europe and Africa. This segment produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products, and manufactures energy and telecommunications cables and specialty conductors.

      Our world headquarters is located in Phoenix, Arizona, with a temporary satellite facility in Tempe, Arizona. The Phoenix and Tempe offices are leased properties.

      Throughout this document, unless otherwise stated, all references to tons are to short tons, and references to ounces are to troy ounces.

      We employed 16,400 people on December 31, 1999.

PHELPS DODGE MINING COMPANY

      Phelps Dodge Mining Company (PD Mining) is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum, rhenium and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration and development programs.

  PD Mining — Properties, Facilities and Production

     Mining Operations

      We produce copper concentrate from open-pit mines and concentrators located in Morenci, Bagdad, and Green Valley, Arizona; Santa Rita, New Mexico; and near Copiapó, Chile. We produce electrowon copper cathode at solution extraction/ electrowinning (SX/EW) operations in Tyrone and Santa Rita, New Mexico; Morenci, Miami, Bagdad and Green Valley, Arizona; near Arequipa, Peru; and near Calama, Chile.

      The Morenci complex in southeastern Arizona comprises an open-pit mine, a concentrator, four solution extraction facilities and two electrowinning tankhouses. A second concentrator, the Metcalf concentrator, was shut down in 1999. We operate Morenci and own an 85 percent undivided interest; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation. Sumitomo takes in kind its share of Morenci production. Morenci is the largest copper producing operation in North America.

      On June 30, 1999, we announced the placement of the Metcalf concentrator on standby resulting in a reduction of approximately 70,000 tons of annual copper production. In the fourth quarter, as a result of the acquisition of Cyprus Amax together with the planned conversion of Morenci to mine-for-leach, it was determined that the Metcalf concentrator would be permanently closed. At that time, we recognized an impairment of $88 million pre-tax for its closure. See Note 3 to the Consolidated Financial Statements for more information.

      Litigation concerning the allocation of available water supplies could adversely affect the water supplies for the Morenci operation and our other properties in Arizona. See Item 3, “Legal Proceedings” for information concerning the status of these proceedings.

      Our wholly owned Bagdad mine in northwestern Arizona primarily mines copper sulfide ore and produces copper concentrate with significant molybdenum and minor silver by-products. The operation consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide leaching system with an SX/EW plant producing copper cathode.

      We also own the Sierrita mine near Green Valley, Arizona. The facility consists of an open-pit mine, sulfide ore concentrator, a molybdenum recovery plant and two molybdenum roasters. Copper ore mined at Sierrita is processed into copper and molybdenum concentrates. Sierrita also uses an oxide and low-grade sulfide ore dump leaching system with an SX/EW plant to produce copper cathode. Sierrita’s on-site roasters process molybdenum concentrates produced at Sierrita, Bagdad and Chino, and on a toll basis for third parties. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other Phelps Dodge facilities for further processing.

      Our wholly owned Miami operations consist of an open-pit copper mine, an SX/EW plant producing copper cathode, a smelter, an acid plant, an electrolytic refinery and a copper rod plant. The facilities are located near Miami, Arizona.

      We operate an open-pit copper mine, concentrator and SX/EW facility in Santa Rita, New Mexico, and a smelter in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we hold a two-thirds partnership interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owns the remaining one-third interest in Chino. Each partner purchases its proportionate share of Chino’s copper production each month. On October 21, 1998, we announced that we would curtail production at Chino. The production curtailment occurred in phases between October 31, 1998, and the first half of 1999. The curtailment resulted in a reduction of 35,000 tons of annual copper production.

      Our Tyrone mine-for-leach, open-pit copper mine and SX/EW plant near Silver City, New Mexico, are wholly owned.

      We also operate the Candelaria mine located near Copiapó in the Atacama Desert of northern Chile. We completed construction and commenced operations at Candelaria in October 1994, and completed an expansion of the facility in 1997. The operation presently consists of an open-pit copper mine, concentrator, port and associated facilities. We own an 80 percent interest in Candelaria through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary. Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation own the remaining 20 percent interest.

      Phelps Dodge owns 51 percent of El Abra, located near Calama, which holds mining concessions over more than 33,000 acres of land in the copper-rich Second Region of northern Chile. The remaining 49 percent is owned by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (Codelco). The El Abra operation, which began commercial production in December 1996, consists of a mine-for-leach open pit mining operation that uses three stages of crushing prior to leaching, an on/off leach pad, and an SX/EW plant to produce copper cathode. El Abra also contains a copper sulfide deposit with currently identified mineralized material of about 650 million tons.

      We own approximately 82 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde). Compañia de Minas Buenaventura S.A., a long-established Peruvian mining concern owns approximately 9 percent and the employees own approximately 9 percent. The operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, Cerro Verde and Santa Rosa, a heap-leach operation and an SX/EW plant to produce copper cathode. The ore is processed through primary, secondary and tertiary crushers and placed on leach pads after agglomeration. Studies to date indicate that development of a sulfide operation following the current leach project at Cerro Verde may be viable.

      Until the fourth quarter of 1998, we produced copper concentrate from two underground mines and a concentrator located near Copiapó, Chile, through our wholly owned Chilean subsidiary, Compañía Contractual Minera Ojos del Salado (Ojos del Salado). We suspended operations indefinitely at Ojos del Salado on October 21, 1998, resulting in a reduction of more than 20,000 tons of annual copper production. Ojos del Salado remained on care and maintenance status at year end.

      We are the world’s leading producer of copper using the SX/EW process. In 1999, including production from acquired Cyprus operations as of October 16, we produced a total of 511,500 tons of cathode copper at our SX/EW facilities, compared with 430,800 tons in 1998 and 418,000 tons in 1997. SX/EW is a cost-effective process of extracting copper from certain types of ores. SX/EW is a major factor in our continuing efforts to maintain internationally competitive costs. Our total annual capacity of electrowon copper cathode production is currently 290,000 tons at Morenci, 248,000 tons at El Abra, 75,000 tons at the Santa Rita plant, 75,000 tons at Tyrone, 105,000 tons at Miami, and 75,000 tons at Cerro Verde.

      On February 3, 1998, we acquired Cobre Mining Company Inc. (Cobre) located in southwestern New Mexico adjacent to our Chino operations. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights. On October 21, 1998, we indefinitely suspended underground mining at Cobre due to low copper prices. On March 17, 1999, the remaining operations were suspended reducing copper production by 35,000 tons per year. The entire operation remained on care and maintenance status at year end.

      We own and operate a copper smelter in Miami, Arizona, and, through Chino Mines Company, a two-thirds interest in the Chino smelter in Hurley, New Mexico. We smelt virtually all of our share of our U.S. copper concentrate production and occasionally some concentrate production from Candelaria. In addition, we purchase concentrate to keep our smelters operating at efficient levels. On June 30, 1999, we announced a restructuring plan that included temporarily shutting down our Hidalgo smelter in Hidalgo County, New Mexico. On September 3, 1999, we suspended operations at the Hidalgo smelter. As a result of the successful acquisition of Cyprus Amax and the planned conversion at Morenci to a mine-for-leach operation, the Hidalgo smelter is expected to be reconfigured to allow it to be a reliable source of acid. This reconfiguration resulted in a pre-tax write down of the Hidalgo assets of $201.5 million.

      We refine our share of anode copper production from our smelters at our refineries in El Paso, Texas, and Miami, Arizona. During 1999, the El Paso refinery operated significantly below capacity due to the late third quarter closing of the Hidalgo smelter. The closure of the Hidalgo smelter resulted not only in a curtailment of operations at the El Paso refinery, but also a reduction of approximately 200 refinery jobs. Our Miami refinery has an annual production capacity of about 200,000 tons of copper cathode. The total combined capacity of about 650,000 tons of electrolytic copper per year is sufficient to refine all the anode copper we produce for our account at our operating smelters as well as anodes from other customers that we refine on a toll basis. Our refineries also produce varying quantities of gold, silver and copper sulfate and recover small amounts of selenium, platinum and palladium as by-products of the copper refining process.

      We are the world’s largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of our refined copper, and additional purchased copper, is converted into rod at our continuous-cast copper rod facilities in El Paso, Texas; Norwich, Connecticut; Miami, Arizona; and Chicago, Illinois. Our four plants have a collective annual capacity to convert more than 1.1 million tons of refined copper into rod and other refined copper products.

      Phelps Dodge owns the underground Henderson molybdenum mine near Empire, Colorado. The operation consists of an underground block caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrate containing up to 58 percent molybdenum. Most of the concentrate is shipped to our Fort Madison roasting and chemical processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson’s production is sold to customers as molybdenum disulfide. For the period October 16 through December 31, 1999, the mine and mill were in start-up following completion of the Henderson 2000 project. The Henderson 2000 project consisted of the replacement of a 20 year old underground and surface rail transportation system with a modern conveyor. It also included the development of a new production level using more efficient high-lift caving methods. The new crushing and conveying system is on-line and full capacity is expected by March 31, 2000. At year end 1999, due to reduced customer requirements, a curtailment at Henderson was announced that will reduce production by approximately 20 percent and the number of employees by 110, or 19 percent.

      Phelps Dodge also owns the Climax molybdenum mine near Leadville, Colorado. The operation consists of both an underground and open-pit mine, and an 18,000 ton-per-day concentrator. The operation is on standby. The property occupies more than 14,000 acres.

      Phelps Dodge processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates and molysulfide powder. The Company operates molybdenum roasters at Green Valley, Arizona; Fort Madison, Iowa; and Rotterdam, The Netherlands.

      The Fort Madison conversion plant is located in Fort Madison, Iowa. The facilities consist of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet chemicals plant and sublimation equipment. In the chemical plant, technical grade oxide is further refined into various high purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. The Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure oxide and molybdenum disulfide.

      The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, a metallurgical packaging facility and a chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molibdic oxide are produced in a wet chemical plant.

      We also produce ferromolybdenum and molybdenum disulfide at our conversion plant located in Stowmarket, United Kingdom, for both European and worldwide customers. The plant is operated as both an internal and external customer tolling facility.

      The following tables show our worldwide copper production by source for the years 1995 through 1999; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:

•	acquisition of Cyprus Amax on October 16, 1999 (the primary assets acquired included the Bagdad, Sierrita, Miami, El Abra and Cerro Verde copper mines; the Henderson and Climax molybdenum mines; a copper smelter, refinery and two rod plants; three molybdenum roasting operations and three molybdenum conversion facilities);

•	permanent closure of the Metcalf concentrator at the end of 1999;

•	temporary closure of Hidalgo smelter facilities on September 3, 1999, (Hidalgo smelter is expected to be reconfigured to an acid conversion facility);

•	sale of Phelps Dodge Mining (Pty.) Limited (fluorspar operation) at the end of the 1999 second quarter;

•	curtailment of Chino operations beginning in the 1998 fourth quarter;

•	acquisition of Cobre in February 1998 followed by indefinite suspension of underground mining in October 1998 and the remaining facilities on March 17, 1999;

•	indefinite suspension of operations at Ojos del Salado in October 1998;

•	completion of the Southwest solution extraction project at Morenci in the 1998 third quarter;

•	expansion of concentrator operations at Candelaria in the 1997 fourth quarter;

•	expansion of Chino’s SX/EW plant at Santa Rita in 1997.

     Phelps Dodge Copper Production Data, by Source(a)

	1999	1998	1997	1996	1995

	(thousand tons)

Material mined(b)

Morenci	297,872	288,200	291,698	297,688	261,264

Candelaria	126,903	131,155	90,045	83,962	72,068

Tyrone	113,422	108,359	107,896	102,936	83,935

Chino	44,562	117,432	121,639	122,939	115,821

Bagdad	16,233	—	—	—	—

Sierrita	15,875	—	—	—	—

Miami	13,787	—	—	—	—

Cerro Verde	11,459	—	—	—	—

El Abra	10,029	—	—	—	—

Cobre	4,558	15,763	—	—	—

Ojos del Salado	—	1,336	1,713	1,628	1,855

Total material mined	654,700	662,245	612,991	609,153	534,943

Less minority participants’ shares(c)	89,830	108,605	102,305	102,421	92,211

Net Phelps Dodge share	564,870	553,640	510,686	506,732	442,732

Ore mined(b)

Morenci	40,447	49,392	50,951	47,136	44,284

Candelaria	20,451	24,433	13,055	11,603	11,439

Tyrone	55,693	55,086	50,528	53,687	55,986

Chino	16,362	17,306	18,413	20,061	17,026

Bagdad	6,126	—	—	—	—

Sierrita	7,918	—	—	—	—

Miami	2,501	—	—	—	—

Cerro Verde	2,642	—	—	—	—

El Abra	8,706	—	—	—	—

Cobre	870	4,898	—	—	—

Ojos del Salado	—	1,179	1,551	1,506	1,596

Total ore mined	161,716	152,294	134,498	133,993	130,331

Less minority participants’ shares(c)	19,877	18,064	16,391	16,078	14,606

Net Phelps Dodge share	141,839	134,230	118,107	117,915	115,725

Grade of ore mined — percent copper

Morenci	0.68	0.68	0.72	0.70	0.64

Candelaria	1.21	1.07	1.45	1.40	1.88

Tyrone	0.28	0.26	0.29	0.30	0.34

Chino	0.59	0.68	0.69	0.63	0.71

Bagdad	0.42	—	—	—	—

Sierrita	0.24	—	—	—	—

Miami	0.57	—	—	—	—

Cerro Verde	0.78	—	—	—	—

El Abra	0.78	—	—	—	—

	1999	1998	1997	1996	1995

	(thousand tons)

Cobre	1.00	0.93	—	—	—

Ojos del Salado	—	1.61	1.54	1.57	1.40

Recoverable copper(d)

Morenci:

Concentrate	195.2	247.2	269.9	247.1	211.6

Electrowon	284.7	275.8	272.3	262.5	225.7

Candelaria:

Concentrate	250.1	236.9	171.7	150.8	165.7

Tyrone:

Precipitate	—	—	2.6	3.7	4.3

Electrowon	80.1	82.6	76.6	76.0	70.4

Chino:

Concentrate and precipitate	74.3	85.5	99.9	99.0	100.6

Electrowon	55.8	72.4	69.1	69.5	68.1

Bagdad:

Concentrate	22.3	—	—	—	—

Electrowon	2.9	—	—	—	—

Sierrita:

Concentrate	19.7	—	—	—	—

Electrowon	5.8	—	—	—	—

Miami:

Electrowon	13.2	—	—	—	—

Cerro Verde:

Electrowon	16.2	—	—	—	—

El Abra:

Electrowon	52.8	—	—	—	—

Cobre:

Concentrate	6.6	34.2	—	—	—

Ojos del Salado:

Concentrate	—	17.9	21.1	21.3	19.6

Bisbee precipitate and miscellaneous	1.6	0.2	0.9	3.4	1.6

Total recoverable copper	1,081.3	1,052.7	984.1	933.3	867.6

Less minority participants’ shares(c)	191.2	178.7	172.0	162.9	154.9

Net Phelps Dodge share	890.1	874.0	812.1	770.4	712.7

     Phelps Dodge Metal Production and Sales(a)(d)

	1999	1998	1997	1996	1995

Copper (thousand tons)

Total production	1,081.3	1,052.7	984.1	933.3	867.6

Less minority participants’ shares(c)	191.2	178.7	172.0	162.9	154.9

Net Phelps Dodge share	890.1	874.0	812.1	770.4	712.7

Sales(e)	884.2	876.3	812.8	771.6	696.6

	1999	1998	1997	1996	1995

Gold (thousand ounces)

Total production	174	185	139	129	151

Less minority participants’ shares	35	36	30	26	31

Net Phelps Dodge share	139	149	109	103	120

Sales(e)	136	145	113	125	125

Silver (thousand ounces)

Total production	4,532	3,566	3,254	2,636	2,739

Less minority participants’ shares	842	713	677	564	545

Net Phelps Dodge share	3,690	2,853	2,577	2,072	2,194

Sales(e)	3,375	3,095	2,637	2,359	1,985

Molybdenum (thousand pounds)

Total production	8,303	1,369	2,121	2,427	2,024

Less minority participant’s share	241	355	472	501	507

Net Phelps Dodge share	8,062	1,014	1,649	1,926	1,517

Sales	11,417	1,050	1,272	2,141	1,328

Sulfuric acid (thousand tons)(f)

Total production	1,172.1	1,222.1	1,263.4	1,235.3	1,252.6

Less minority participant’s share	212.5	200.9	210.5	191.8	181.3

Net Phelps Dodge share	959.6	1,021.2	1,052.9	1,043.5	1,071.3

Sales	625.5	196.1	383.5	464.0	554.3

COMEX Copper price(g)	$0.72	0.75	1.04	1.06	1.35

Metals Week — Molybdenum dealer oxide price(h)	$2.66	3.42	4.31	3.79	8.08

     Phelps Dodge Smelters, Refineries and Rod Production(a)

	1999	1998	1997	1996	1995

Smelters(i)

Total copper (thousand tons)	379.2	405.8	419.1	428.8	422.5

Less minority participant’s share	64.2	60.1	64.5	62.9	58.6

Net Phelps Dodge share	315.0	345.7	354.6	365.9	363.9

Refineries(j)

Copper (thousand tons)	422.6	429.3	455.3	450.1	453.0

Gold (thousand ounces)	72.9	74.6	107.9	114.4	145.4

Silver (thousand ounces)	3,681.5	2,523.8	2,843.0	3,142.5	3,441.5

Rod (thousand tons)(k)	805.1	764.4	747.0	711.4	654.2

Footnotes to tables on pages 8 through 10:

(a)	Includes Cyprus Amax production and sales from the time it was acquired on October 16, 1999.

(b)	Includes material mined for leaching operations.

(c)	Interests in mining joint ventures in which we own more than 50 percent are reported using the proportional consolidation method. Cerro Verde, in which we own 82 percent of its common stock, is reported using the full consolidation method.

(d)	Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.

(e)	Excludes sales of purchased copper, silver and gold.

(f)	Sulfuric acid production results from smelter air quality control operations; sales do not include Internal usage.

(g)	New York Commodity Exchange annual average spot price per pound — cathodes.

(h)	Annual molybdenum dealer oxide average price per pound as quoted in Platt’s Metals Week.

(i)	Includes production from purchased concentrates and copper smelted for others on a toll basis.

(j)	Includes production from purchased material and copper refined for others on a toll basis.

(k)	Includes rod, wire and other shapes.

     Other Mining Operations and Investments

      In the 1999 second quarter, we sold Phelps Dodge Mining (Pty.) Limited, our wholly owned subsidiary that operated the Witkop open-pit fluorspar mine and mill in the western Transvaal, South Africa. Witkop produced acid-grade fluorspar concentrates for customers in South Africa, the United States, Europe, Australia and Asia. The mine was sold to The South African Land and Exploration Company Limited for $12.5 million in cash.

      We own a 13.9 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/ EW plant, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V., with a 54.3 percent interest and Cerro Trading Company, Inc., with a 14.2 percent interest. The common stock we hold as well as that held by Grupo Mexico and Cerro Trading Company is not registered for trading. A total of 14.2 percent interest is publicly held. SPCC’s results are not included in our earnings because we account for our investment in SPCC on the cost basis. During 1999, we received dividend payments of $1.7 million from SPCC, compared with $5.7 million in 1998 and $14.1 million in 1997.

      On May 6, 1997, we acquired an indirect 40 percent voting interest, representing an indirect 26.67 percent economic interest, in a leading Peruvian zinc mining company, Compañía San Ignacio de Morococha S.A. (SIMSA) and its San Vicente mine. SIMSA’s other shareholder with voting shares is the Jesus Arias family. The underground mine produces approximately 130 million pounds of zinc annually. We account for our investment in SIMSA on the equity basis.

      Other operations include the Tohono copper operation in south central Arizona, which consists of a test open pit, heap-leach pads and an SX/ EW plant capable of producing copper cathode. The facility is located on reservation lands leased from the Tohono O’Odham Nation. Although mining of ore ceased in July 1997, production of copper continued from existing leach pads until February 1999 when the facility was placed on care and maintenance status.

      Phelps Dodge has a 50 percent partnership interest with an affiliate of Shell Oil Company in a spent catalyst recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate and nickel-cobalt. In 1998, an agreement was reached with the Shell Oil affiliate to shut down the operation and dissolve the partnership. The operation ceased processing in early January 2000, and the partnership dissolution is expected to occur by the end of the year.

      On March 16, 2000, we announced an agreement to sell Cyprus Australia Coal Company, which we acquired as part of the Cyprus transaction, to a subsidiary of Glencore International for $150 million. Cyprus had sold its principal U.S. coal properties in June 1999. We have received a note from the purchaser of the U.S. properties claiming that there were misrepresentations in the sale agreement with respect to the amount of projected pension, medical and workers’ compensation benefits.

  Exploration

      Our exploration group’s primary objectives are to increase copper reserves through discoveries, acquisitions and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. This group operates in over 30 countries and maintains offices in Australia, Austria, Brazil, Canada, Chile, India, Indonesia, Mexico, Peru, the Philippines, South Africa and Zambia.

      The 1999 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. Phelps Dodge expended $41.0 million on worldwide exploration during 1999 (including exploration expenditures from Cyprus Amax from October 16 through December 31), compared with $42.0 million in 1998 and $74.1 million in 1997. Approximately 25 percent of the 1999 expenditures occurred in the United States (19 percent at our mine sites). This compares with 26 percent in 1998 (19 percent at our mine sites) and 33 percent in 1997 (23 percent at our mine sites). The balance of exploration expenditures was spent principally in Australasia, Brazil, Chile, Mexico, Canada and Peru.

      During 1999, exploration efforts continued at our existing copper operations. In New Mexico, additional mine-for-leach material was delineated at the Tyrone mine in the Niagara area, and exploration drilling at Chino indicated extensions to known open-pit copper mineral deposits. The mineralized material in the Niagara area amounted to 500 million tons of leach material at an estimated grade of 0.29 percent copper. In Arizona, additional mine-for-leach mineral deposits were also delineated in the Western Copper area of the Morenci mine.

      Environmental permitting is in progress to advance development of the Dos Pobres and San Juan mineral deposits in the Safford District of eastern Arizona. The two deposits contain a total of 630 million tons of leach material at an estimated grade of 0.32 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of milling material at an estimated grade of 0.65 percent copper.

      Internationally, Mineracão Serra do Sossego S.A., a 50/50 joint venture with Companhia Vale do Rio Doce (CVRD) located in Brazil, continued to evaluate the Sossego deposit. The deposit contains an estimated 240 million tons of mineralized material at an estimated grade of 1.14 percent copper and 0.34 grams of gold per ton. A pre-feasibility study, which will further define the mineralized material and determine the viability of the project, is expected to be completed in the second quarter of 2000.

      Work continues on our 70 percent-owned Piedras Verdes property in Sonora, Mexico. The final prefeasibility study was accepted by the minority partner and a feasibility study is expected to commence in 2000. The results of the prefeasibility study indicate leachable mineralized material of 290 million tons at an estimated grade of 0.33 percent copper.

      In 1999, economic evaluation and environmental remediation continued on our Ambatovy nickel/cobalt deposit in central Madagascar. Mineralized material of 210 million tons at an estimated grade of 1.1 percent nickel and 0.1 percent cobalt was previously identified in a feasibility study. The project is on hold pending resolution of certain permitting and other regulatory issues.

      Two copper exploration properties, Kansanshi located in Zambia and Frieda River located in Papua New Guinea, were added with the acquisition of Cyprus Amax. In 1999, work continued at Kansanshi, and a prefeasibility study is scheduled to be completed in mid-year 2000. The Frieda River project was terminated and the ownership interest in the property was returned to the owners.

  Ore Reserves

      The estimated ore reserves include the copper, copper-molybdenum and molybdenum mining operations of the recently acquired Cyprus Amax Minerals Company. Ore reserves at each of our active operations and at Safford, Ajo, Ojos del Salado, Cobre and Climax have been estimated as follows:

	Estimated at December 31, 1999

	Milling			Leaching
	Reserves			Reserves		Phelps
						Dodge
	Million	%	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	(%)

Morenci	416.0	0.64	—	1,863.8	0.22	85.0

Sierrita	1,063.1	0.27	0.03	64.1	0.18	100.0

Safford(1)(2)	330.0	0.65	—	630.0	0.32	100.0

El Abra	—	—	—	917.0	0.46	51.0

Chino	332.2	0.62	—	471.4	0.30	66.7

Bagdad	775.4	0.37	0.02	16.5	0.29	100.0

Cerro Verde	464.0	0.61	0.02	211.7	0.61	82.0

Tyrone	—	—	—	498.6	0.30	100.0

Candelaria(3)	460.2	0.82	—	—	—	80.0

Cobre(4)	132.4	0.73	—	97.9	0.35	100.0

Miami	—	—	—	188.7	0.38	100.0

Ajo(1)	150.0	0.56	—	—	—	100.0

Ojos del Salado(3)(4)	18.7	1.32	—	—	—	100.0

Henderson	187.1	—	0.21	—	—	100.0

Climax(4)	145.2	—	0.23	—	—	100.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Estimated at December 31, 1998

	Milling		Leaching
	Reserves		Reserves		Phelps
					Dodge
	Million	%	Million	%	Interest
	Tons	Copper	Tons	Copper	(%)

Morenci	475.8	0.63	2,076.9	0.22	85.0

Sierrita	—	—	—	—	—

Safford(1)(2)	330.0	0.65	558.2	0.34	100.0

El Abra	—	—	—	—	—

Chino	350.3	0.62	483.0	0.30	66.7

Bagdad	—	—	—	—	—

Cerro Verde	—	—	—	—	—

Tyrone	—	—	466.3	0.32	100.0

Candelaria(3)	456.1	0.85	—	—	80.0

Cobre(4)	133.6	0.73	98.0	0.35	100.0

Miami	—	—	—	—	—

Ajo(1)	150.0	0.56	—	—	100.0

Ojos del Salado(3)(4)	18.7	1.32	—	—	100.0

Henderson	—	—	—	—	—

Climax(4)	—	—	—	—	—

(1)	The Safford and Ajo properties are at various stages in the permitting process.

(2)	The Safford deposit includes Dos Pobres and San Juan reserves.

(3)	The Candelaria and Ojos del Salado deposits also contained, respectively, 0.006 ounces and 0.008 ounces of gold per ton in 1999 and 1998.

(4)	Cobre, Ojos del Salado and Climax are standby properties where no current mining is taking place pending an improvement in the price of copper and molybdenum.

      Our estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

	1999	1998	1997	1996	1995

Milling reserves (billion tons)	4.2	1.6	1.6	1.3	1.2

Leaching reserves (billion tons)	4.1	3.2	2.5	2.2	1.8

Commercially recoverable copper (million tons)	24.4	14.5	13.7	12.1	12.3

Commercially recoverable molybdenum (million tons)	1.1	—	—	—	—

      Ore reserves are those estimated quantities of ore that may be profitably mined and processed for extraction of their constituent values. Estimates of our reserves are based upon our engineering evaluations of assay values derived from samplings of drill holes and other openings. In our opinion, the sites for such samplings are spaced sufficiently close and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. Leaching reserves include copper estimated to be recoverable from leach reserves remaining to be mined at Morenci, Chino, Tyrone, Cobre, Safford, Bagdad, Sierrita, Cerro Verde, El Abra and Miami. Commercially recoverable copper includes our share of the amount of copper estimated to be recoverable from milling and leaching reserves as well as the copper that will be recovered from existing stockpiles of leach material at Morenci, Chino, Tyrone and Cobre.

      Ore reserves projected as of December 31, 1999, for Southern Peru Copper Corporation (in which we hold a 13.9 percent interest) based on available information, were 2.1 billion tons of millable reserves at a grade of 0.66 percent copper and 1.3 billion tons of leachable reserves at an average grade of 0.22 percent copper. These tonnages are the total combined mineable reserves for both Cuajone and Toquepala properties, and the tonnages include significant reserve increases at the Toquepala mine announced during 1999. Reported drilling programs have further indicated 247 million tons of mineralized material grading 0.68 percent copper.

      We hold various other properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 1999:

		Milling Material		Leaching Material			Phelps
							Dodge
		Million	%	Million	%	%	Interest
	Location	Tons	Copper	Tons	Copper	Nickel	(%)

American Mountain	Arizona	—	—	140	0.25	—	85.0

Cochise	Arizona	—	—	210	0.40	—	100.0

Garfield	Arizona	—	—	1,000	0.27	—	85.0

Lone Star	Arizona	—	—	1,600	0.38	—	100.0

Niagara	New Mexico	—	—	500	0.29	—	100.0

Sanchez	Arizona	—	—	230	0.29	—	100.0

Tohono	Arizona	276	0.70	404	0.32	—	100.0

Western Copper	Arizona	530	0.55	500	0.31	—	85.0

Piedras Verdes	Mexico	—	—	290	0.33	—	70.0

Sossego*	Brazil	240	1.14	—	—	—	50.0

El Abra	Chile	650	0.55	79	0.31	—	51.0

Ambatovy**	Madagascar	—	—	210	—	1.10	100.0

Kansanshi	Zambia	190	1.48	—	—	—	100.0

Lumwana	Zambia	220	0.83	—	—	—	100.0

*	Sossego deposit also contains 0.01 ounces of gold per ton.

**	Ambatovy deposit also contains 0.10 percent cobalt.

Note:  Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

  PD Mining — Sales and Competition

      The majority of our copper, produced or purchased, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 59 percent of PD Mining’s sales in 1999. We also sell copper as concentrate and cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Our rod also is used by our wire and cable segment.

      We sell our copper rod and cathode at a premium over New York Commodity Exchange (COMEX) or London Metal Exchange (LME) prices. We also sell copper concentrate based on COMEX or LME prices. From time to time, we engage in hedging programs designed to enable us to realize current average prices for metal delivered or committed to be delivered. We also enter into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of expected future mine production (see Management’s Discussion and Analysis and Notes 1 and 20 to the Consolidated Financial Statements for a further discussion of such arrangements).

      Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It is also used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

      When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers including at least two other U.S. primary producers as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and in some cases a lack of strict regulatory requirements. We believe that our ongoing programs to contain costs, improve productivity and employ new technologies have significantly narrowed these cost advantages and have placed us in a favorable competitive position with respect to a number of our international competitors.

      Other materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Our principal methods of competing include pricing, product quality, customer service and dependability of supply.

      Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as catalysts for petroleum refining, and feedstock for pure molybdenum metal used in electronics and lubricants. A substantial portion of Phelps Dodge’s expected 2000 molybdenum production is committed for sale throughout the world pursuant to annual agreements based on prevailing market prices at the time of sale.

      Molybdenum sales generally are characterized by cyclical and volatile prices, little product differentiation and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Exports from China can also influence competitive conditions.

  PD Mining — Prices, Supply and Consumption

      Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges — COMEX and LME. The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange values.

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

      In 1998, the COMEX copper price averaged 75 cents per pound of copper cathode, 29 cents less than the 1997 average price. The negative factors present in the market at the end of 1997 continued into 1998. Asian economies continued to weaken and the financial turmoil spread to other developing economies, depressing the price of copper as well as other base metals and commodities. The price also was pressured by announcements of increases in production by some existing mines and the completion of new mines during the year. Although Asian copper consumption remained weak, demand in both Europe and North America was strong, especially in the first half of the year. After falling in the second quarter of the year, copper inventories increased throughout the third and fourth quarters with LME warehouse inventories ending the year at their highest levels since early 1994. Spot copper ended 1998 at 66 cents per pound, the lowest price seen since 1987.

      In 1999, the COMEX copper price averaged 72 cents, 3 cents lower than the 1998 average. The decrease in price from the previous year primarily was due to a market surplus brought on by production increases and low consumption growth. As a result of the surplus, exchange inventories grew to record levels and the price dropped to 61 cents per pound during March, the lowest price of the century when adjusted for inflation. Western world exchange inventories increased by 217,760 tons in 1999 following the 1998 increase of 283,291 tons. Positive factors affecting the market included substantial closures and curtailments and consumption growth in 1999 that surpassed earlier anticipation. The better than expected consumption growth was primarily due to steady demand in the United States, a recovery in some of the Asian economies and an improving Europe.

      Molybdenum demand depends heavily on worldwide steel industry consumption and, to a lesser extent, on chemical applications. In 1999, world molybdenum consumption continued to be negatively impacted by weak demand from Asia. Lower consumption levels experienced in the second half of 1998 were extended through 1999. Overall 1999 world consumption declined an estimated 6 percent from 1998 levels. Production curtailments announced in the fourth quarter of 1998 remained in effect in China and at three primary mines in North America. However, the world molybdenum market remained oversupplied during 1999. Metals Week dealer oxide prices in 1999 averaged $2.66 per pound against a 1998 average of $3.42 per pound. Phelps Dodge’s molybdenum realizations averaged $3.96 per pound for the period October 16 through December 31, 1999, versus Metals Week dealer oxide prices of $2.60 per pound for the same period, with realizations positively impacted by higher-valued molybdenum chemical products. Phelps Dodge’s molybdenum inventories declined about 3 million pounds from October 16 through December 31, 1999, to satisfy customer requirements during the start-up of the Henderson 2000 project.

  PD Mining — Costs

      Our unit production cost of copper in 1999 was lower than in 1998, principally as a result of curtailing higher cost copper production with the closures of our Cobre mine operation and Hidalgo smelter in New Mexico, and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas.

      Our molybdenum unit operating costs included the impact of the start-up of the Henderson 2000 project’s new crushing and conveying system, at the Henderson mine, for the period October 16 through December 31, 1999. The new crushing and conveying system is expected to be operating at full capacity by March 31, 2000.

  PD Mining — Energy Supplies

      The principal sources of energy for our mining operations are electricity purchased from public utilities, petroleum products, natural gas and waste heat generated in the smelting processes. Most of our mine power plants, roasters and smelters use natural gas or petroleum products as their primary fuel. We have not experienced any difficulties in recent years in obtaining adequate fuel to maintain production.

  PD Mining — Environmental and Other Regulatory Matters

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

      The “solid wastes” of our domestic copper operations are subject to regulation under the federal Resource Conservation and Recovery Act (RCRA) and related state laws. To the extent these wastes affect surface waters, our domestic operations are regulated under the federal Clean Water Act and similar state water quality laws. Historically, mining wastes have been exempted from the federal “hazardous waste” regulations under RCRA. As a result of policies made by the Environmental Protection Agency (EPA), all “extraction” and “beneficiation” wastes and 20 mineral “processing” wastes retain the exemption, and are to be regulated as “solid waste,” rather than as “hazardous waste,” under RCRA Subtitle C. Only three of the 20 exempt “processing” wastes are copper “processing” wastes. Because of this EPA regulation, the generation and management of any other mineral smelting or refining waste could be subject to “hazardous waste” regulation if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a “listed hazardous waste.” We have taken steps to address the potential regulation as “hazardous waste” of any of our wastes which no longer meet the definition of exempt mineral “processing” wastes.

      RCRA Subtitle D rules regulating mineral “extraction” and “beneficiation” wastes and “processing” wastes that are exempt from RCRA Subtitle C have not yet been put into effect by EPA, Arizona, New Mexico, Texas or Colorado. In 1998 EPA finalized its supplemental Land Disposal Restriction Phase IV (LDR) rules which impose “hazardous waste” regulation on “processing” waste or secondary material that is stored or treated before it is recycled. This final LDR rule also subjects mineral processing materials that exhibit a hazardous waste characteristic to stringent treatment standards if the materials are disposed on land. We cannot now estimate the impact of any future “solid waste” rules on our operations. In addition, while EPA’s final LDR rule likely will require us to continue to make expenditures, it is not possible to determine the full impact on us of the new LDR requirements until the requirements are fully adopted and implemented by Arizona, New Mexico, Texas and Colorado.

      Our domestic copper operations are also subject to state laws and regulations protecting both surface water and groundwater quality. We possess, or have applied for, the necessary permits or governmental approvals presently required under these rules and regulations.

      At the Hidalgo smelter in Playas, New Mexico, in accordance with the discharge plan approved by the New Mexico Environment Department (NMED), we continue to monitor and report to NMED on our progress associated with groundwater quality near the smelter’s compacted, clay-lined evaporation pond. We have implemented appropriate technologies and contingency plans to protect groundwater beneath the evaporation pond. We have also agreed during the term of an earlier discharge plan to stop placing acidic fluids on the evaporation pond. In addition, we have agreed to construct a cap over the evaporation pond and have commenced a groundwater remediation program for any existing contamination. To do this we have installed a neutralization facility, a series of lined impoundments, and a series of pumpback wells that are being operated to remediate groundwater and to prevent future contamination.

      Cyprus Tohono Corporation (Tohono) has negotiated a Consent Decree with EPA that resolves outstanding issues relating to a process line break in 1992. The Consent Decree required Tohono to pay a penalty of $100,000 and perform two Supplemental Environmental Projects with an estimated total cost of $225,000.

      In 1989, Arizona adopted regulations for its aquifer protection permit (APP) program, that replaced the then existing Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination of some discharges. APP applications for existing facilities operating under the APP transition provisions are not required to modify operations until requested by the State, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for a closed tailing pile in Clarkdale, Arizona. We have also conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Morenci, Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate such costs. We are likely to continue to have to make expenditures to comply with the APP program and regulations.

      In the United States, the Emergency Planning and Community Right-to-know Act was expanded in 1997 to cover mining operations. This law, which has applied to other Phelps Dodge businesses for more than a decade, requires companies to report to EPA the amount of certain materials managed in or released from their operations each year. During June 1999, we reported the volume of naturally occurring metals and other substances that we managed during 1998 once the usable copper was extracted. These materials are very high in volume and how they are managed is covered by existing regulations and permit requirements.

      On December 23, 1994, Chino, located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department. This AOC requires Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. We acquired Chino at the end of 1986. The studies began in 1995 and, while we currently are unaware of any additional liabilities that need to be accrued, until the studies are completed, it is not possible to determine the nature, extent, cost, and timing of remedial work that could be required under the AOC. Remedial work is expected to be required under the AOC.

      In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and our operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and our operations began submitting the required reclamation plans in 1997. Colorado also has a similar program. Reclamation is an ongoing activity and we recognize estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase our regulatory obligations and compliance costs with respect to mine closure and reclamation.

      The 1990 Amendments to the federal Clean Air Act require EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. In response to these new laws, several of our subsidiaries have submitted applications for Title V operating permits. These programs will likely increase our regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of our facilities if any are determined to be a major source of federal Hazardous Air Pollutants (HAPs). For example, it is probable that some of our carbon black plants and possibly one of our smelters will be regulated as a major source of HAPs. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the full impact of the new requirements.

      We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $45 million in 2000 and from $15 million to $30 million in 2001; $19 million was spent on such programs in 1999. We also anticipate making significant capital and other expenditures beyond 2001 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be potentially material. (See the discussion of “OTHER ENVIRONMENTAL MATTERS.”)

      In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management (BLM) to form a task force to review BLM’s hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on our current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments or revisions to the hardrock mining surface management regulations could result in additional expenses in the development and operation of new mines on federal lands.

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

  PD Mining — Ownership of Property

      Generally most of the land on which our copper and molybdenum mines, concentrators, SX/EW facilities, smelters, refineries, rod mills, and molybdenum roasters or processing facilities are owned by, or are located on unpatented mining claims owned by, the Company. Our Chino partnership leases insignificant amounts of real property under a variety of terms. This leased real property is not critical to the Chino operations. A small portion of each of our recently acquired Miami, Bagdad and Sierrita operations are located on government-owned land and are operated under a Mine Plan of Operations (MPO). We also lease space for small sales offices in various locations.

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

  Specialty Chemicals Segment

      Columbian Chemicals Company and its subsidiaries (Columbian Chemicals), our specialty chemicals segment headquartered in Marietta, Georgia, is an international producer and marketer of carbon blacks. At Columbian Chemicals, we produce a full range of rubber and industrial carbon blacks in 12 plants worldwide, with approximately 41 percent of our production in North America and the remaining 59 percent at facilities in Europe, Asia and Latin America. Our rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. Our industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable.

      In January 1999, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million. This business includes a 110,000 metric ton per year manufacturing plant. In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black. Both of these businesses are managed by Columbian Chemicals. We also maintain sales offices in 13 countries and make use of distributors worldwide.

      On June 30, 1999, we announced the planned closure of our manufacturing facility in Bataan, Philippines. Production was discontinued at that facility in November 1999. The Philippine plant, which had a relatively small production capacity of 18,000 metric tons, did not have the economies of scale to compete profitably with imports from larger regional producers. Columbian Chemicals has opened a distribution company, Philippine Carbon Black Distribution Company, Inc., which will market and distribute carbon blacks principally from Columbian Chemicals Korea in the Philippines.

      Extensive research, development and engineering are performed at four of our specialty chemicals locations. Our main specialty chemicals technology center, which was relocated from Swartz, Louisiana, to Marietta, Georgia, in 1998, is responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at the technology center is supported by development work at the company’s North Bend, Louisiana, and Hamilton, Ontario, plants. The European Central Laboratory at Avonmouth, United Kingdom, provides technical support for our European specialty chemical operations.

     Specialty Chemicals — Competition and Markets

      The principal competitive factors in the various markets in which our specialty chemicals segment competes are price, product quality, customer service, dependability of supply, delivery lead time, breadth of product line, and research and development.

      Columbian Chemicals is among the world’s largest producers of carbon black. Approximately 90 percent of the carbon black it produces is used in rubber applications, a substantial portion of which is used in the tire industry.

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

     Specialty Chemicals — Raw Materials and Energy Supplies

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

To achieve satisfactory financial results during periods of increasing oil prices, we must be able to pass through to customers increases in feedstock costs. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

      Our specialty chemical operations generally use purchased electricity and natural gas as their principal sources of energy.

     Specialty Chemicals — Ownership of Property

      Columbian Chemicals owns all property other than the leased land at its closed Philippine and Hamburg facilities and the land at its Hannover facility.

  Wire and Cable Segment

      In 1999, the businesses of Phelps Dodge Magnet Wire Company, Phelps Dodge International Corporation, and Phelps Dodge High Performance Conductors were consolidated into the Phelps Dodge Wire and Cable Group. The new organization, headquartered in Coral Gables, Florida, consists of three worldwide product line businesses and a shared support services operation. The three product line businesses are magnet wire, energy and telecommunications cables, and specialty conductors.

      Magnet wire, the insulated conductor used in most electrical motors, is manufactured in the United States at plants in Fort Wayne, Indiana; Hopkinsville, Kentucky; Laurinburg, North Carolina; and El Paso, Texas. We also manufacture magnet wire at wholly owned subsidiaries in Mureck, Austria, and Monterrey, Mexico. Our multi-product factory in Zambia also produces magnet wire. As part of a manufacturing rationalization program aimed at significant cost reductions, the Hopkinsville, Kentucky, plant has been targeted for closure in 2000. Its productive assets will be moved to the other facilities in the United States and Mexico. In addition, we permanently ceased the relatively small production of magnet wire at our 90 percent owned company in Venezuela in 1999.

      Energy and telecommunications cables for international markets are manufactured in factories located in 13 countries. These are all joint venture operations. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities (a fourth facility was closed in 1999), and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in eight countries — Brazil, Chile, Costa Rica, El Salvador, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong, Thailand and the Philippines, accounted for on the equity basis, and in companies located in Greece and India, accounted for on the cost basis. At the end of 1999, we recognized an impairment of our equity basis investment in China as well as an impairment of the telecommunications business in the Philippines.

      During 1999, we converted a small manufacturing facility in Ecuador to a distribution center in that country. Also in 1999, we opened a distribution center in Colombia. In all, we operate distribution centers in eight countries in addition to the United States — Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Ecuador and South Africa.

      We manufacture and market specialty conductors for the aerospace, automotive, biomedical, computer and consumer electronics markets. Those products are manufactured in plants located in Inman, South Carolina; Trenton, Georgia; and West Caldwell, Elizabeth, Fairfield and Montville, New Jersey. As part of the manufacturing rationalization program initiated in 1999, the Fairfield and Montville plants will be closed in 2000. Their productive capacity will be transferred to the remaining facilities. The principal products are highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches.

     Wire and Cable — Competition and Markets

      Phelps Dodge is one of the world’s largest manufacturers of magnet wire. Our plants draw, roll and insulate copper and aluminum wire which is sold as magnet wire and bare conductors to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops and smaller original equipment manufacturers through a network of distributors. We principally compete with two international and two U.S. magnet wire producers. Our international energy and telecommunication cable companies primarily sell products to contractors, distributors, and public and private utilities. Our products are used in lighting, power distribution, telecommunications and other electrical applications. Our competitors range from worldwide wire and cable manufacturers to small local producers. Our specialty conductors are sold primarily to intermediaries (insulators, assemblers, subcontractors and distributors). Approximately one-half of these products are ultimately sold to commercial and military aerospace companies for use in airframes, avionics, space electronics, radar systems and ground control electronics. Specialty conductors are also used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. We have two primary U.S. competitors and compete with three importers in the specialty conductor market; however, in those few markets where we compete for high volume products, we face competition from several U.S. fabricators.

     Wire and Cable — Raw Materials and Energy Supplies

      The principal raw materials used by our magnet wire manufacturing operations are copper, aluminum and various chemicals and resins used in the manufacture of electrical insulating materials. Most of the copper purchased for our magnet wire operations is from our mining division.

      The principal raw materials used by our international energy and telecommunication cable companies are copper, copper alloy, aluminum, aluminum alloy, copper-clad steel and various electrical insulating materials.

      The specialty conductor product line is usually plated with silver, nickel or tin. With the exception of copper needed in specialty conductors, a majority of the materials used by these companies is purchased from others. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

      Most of our wire and cable operations generally use purchased electricity and natural gas as their principal sources of energy. Our magnet wire company’s principal manufacturing equipment uses natural gas; however, it is also equipped to burn alternative fuels.

     Wire and Cable — Ownership of Property

      We own most of the plants and land on which our wire and cable operations are located. The exceptions are the leased land and buildings of our magnet wire facilities in Austria and our specialty conductor plants in Fairfield and Montville, New Jersey. Additionally, four international plants are located on leased land. This land is not material to our overall operations.

  Phelps Dodge Industries — Environmental Matters

      Federal environmental laws and regulations affect many aspects of our domestic industrial operations. We estimate that capital expenditures for programs to comply with applicable environmental laws and regulations within our Phelps Dodge Industries division will total approximately $10 million in 2000 and from $10 million to $15 million in 2001; $12 million was spent on these programs in 1999. We anticipate making significant capital and other expenditures after 2001 for continued compliance with environmental laws and regulations. Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be potentially material. (See the discussion of “OTHER ENVIRONMENTAL MATTERS.”)

LABOR MATTERS

      Employees at PD Mining’s Arizona operations, El Paso refinery and rod mill, Tyrone, Hidalgo smelter, the Norwich and Chicago rod mills, the Henderson mine in Colorado, the Ft. Madison, Iowa, molybdenum processing facility, and some employees at Chino are not represented by any unions.

      In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. Our magnet wire plant in Ft. Wayne, Indiana, had a four-year agreement covering approximately 270 employees that expired on May 1, 1999. New bargaining agreements were ratified with effective dates of May 2, 1999, through May 1, 2002. Our specialty chemicals plant in El Dorado, Arkansas, had an agreement covering approximately 42 employees that expired on March 31, 1999. A new three-year agreement was ratified with effective dates of April 12, 1999, through March 31, 2002. Our specialty chemicals plant in Marshall, West Virginia, has an agreement covering approximately 60 employees that expires on June 14, 2000. Our specialty chemicals plant in North Bend, Louisiana, had an agreement covering 110 employees that expired on February 28, 2000. A new three-year agreement was ratified at that plant with effective dates of February 29, 2000, through February 28, 2003. Our wire plant in Bayway, New Jersey, has an agreement covering 65 employees that expires on July 31, 2000.

RESEARCH AND DEVELOPMENT

      We conduct research and development programs relating to technology for exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. We also conduct research and development programs related to our carbon black products through Columbian Chemicals, and our wire insulating processes and materials and conductor materials and processes through our wire and cable segment. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $16.5 million in 1999, compared with $18.0 million in 1998 and $17.7 million in 1997.

OTHER ENVIRONMENTAL MATTERS

      Phelps Dodge or its subsidiaries have been advised by the EPA, United States Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by the EPA, the Forest Service or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Phelps Dodge has been named a “potentially responsible party” (PRP) or has received requests for information for several sites. Of the sites in which Phelps Dodge or its subsidiaries have been named a PRP, 19 are on the “National Priorities List” (NPL) and two have been proposed for listing. For all such sites, Phelps Dodge had an aggregate reserve of $208.7 million as of December 31, 1999, including reserves for the Pinal Creek and Langeloth sites discussed below, for its share of the estimated liability.

      Liability estimates are based on an evaluation of among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range for reasonably expected outcomes for all sites excluding Pinal Creek in Arizona, and Langeloth in Pennsylvania, is estimated to be from $28 million to $110 million, and work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the process.

      The sites for which Phelps Dodge has received a notice of potential liability or an information request that are currently considered to be the most significant are Pinal Creek, which has a cost range for reasonably expected outcomes estimated to be from $143 million to $250 million, and the former American Zinc and Chemical site in Langeloth, which has a cost range for reasonably expected outcomes estimated to be from $10 million to $67 million. Phelps Dodge has reserved $143 million for the Pinal Creek site.

      Cyprus Amax received an information request from the Pennsylvania Department of Environmental Protection regarding the former American Zinc and Chemical site. The site is currently being investigated by the state of Pennsylvania. Phelps Dodge has reserved $20 million for this site. While Phelps Dodge has substantial defenses to liability at this site, no defense or offset was considered in setting the reserve.

      Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We are presently litigating these disputes.

Further, Phelps Dodge believes that it has other potential claims for recovery from other third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. Neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

      As of December 31, 1998, we had a reserve balance of $106.0 million for estimated future costs associated with environmental matters at shutdown operations or closed facilities within active operations. During 1999, net spending against that reserve totaled $20.0 million including $2.8 million for the acquired Cyprus Amax properties between October 16 and December 31. During the second quarter of 1999, we recorded an additional $8.3 million provision for estimated future costs associated with environmental matters directly related to our restructuring plan announced on June 30, 1999. Additionally, we recorded a $28.2 million provision in the fourth quarter of 1999 for estimated future costs associated with environmental matters. The acquisition of Cyprus Amax increased our reserve by $213.6 million. As of December 31, 1999, the reserve balance was $336.1 million.

      We record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can be reasonably estimated. Our estimates of these costs are based upon available facts, existing technology, and current laws and regulations and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Based upon the information available to us, the range of obligations, both individually and in the aggregate, from known environmental liabilities are not expected to result in material additional costs beyond those already identified.

      We have other potential environmental liabilities that cannot be reasonably estimated. This is due to factors such as the unknown extent of the remedial actions that may be required. In addition, in the case of certain sites not owned by us, the extent of our liability in proportion to the liability of other parties is difficult to estimate. While we cannot currently estimate the total additional loss we may incur for these environmental liabilities, we will make appropriate additional accruals if information comes to our attention in the future that would allow us to reasonably estimate our probable losses. Furthermore, we will make additional accruals if there are future changes in laws, regulations and/or regulatory interpretations and such changes result in additional liabilities; these potential liabilities could be material.

      Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, please see PD Mining — Environmental and Other Regulatory Matters and Phelps Dodge Industries — Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 1999 and 2000, and the expenditures in 1998, are separate from the reserves and estimates described above.

      The Environmental, Health and Safety Committee of the Board of Directors comprises three non-employee directors. The Committee met four times in 1999 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

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

      II.  Water rights adjudication proceedings.

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

(c) This proceeding could affect, among other things, our rights to impound water in Show Low Lake and Blue Ridge Reservoir and to transport this water into the Salt River and Verde River watersheds for exchange with the Salt River Valley Water Users’ Association. We have filed statements of claimant for these and other water claims. This litigation is stayed pending the outcome of current settlement negotiations. The Court has not set a final schedule of cases to go to trial, should the litigation resume.

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

(iii) This proceeding could affect, among other things, our claim to the approximately 3,000 acre-feet of water that it diverts annually from Eagle Creek, Chase Creek or the San Francisco River and its claims to percolating groundwater that is pumped from wells located north of its Morenci Branch operations in the Mud Springs and Bee Canyon areas and in the vicinity of the New Cornelia Branch at Ajo. We have filed statements of claimant with respect to waters that it diverts from these sources. This proceeding also could affect water right claims associated with recently acquired Cyprus operations at Sierrita, Twin Buttes and the Christmas mine, and miscellaneous former Cyprus land holdings in the area encompassed by the Gila River System and Source Adjudication. Statements of claimant have been filed in connection with these claims, and are under review for possible amendment and supplementation.

(iv) In 1997, issues of dispute arose between Phelps Dodge and the San Carlos Apache Tribe regarding our use and occupancy of the Black River Pump Station which delivers water to the Morenci operation. On May 12, 1997, the Tribe filed suit against us in San Carlos Apache Court, seeking our eviction from the Tribe’s Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, we reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by us. The legislation does not address any potential claims by the Tribe relating to our historical occupancy and operation of our facilities on the Tribe’s Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

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

(b) The Salt River System and Source Adjudication:

(i) Petition was filed by the Salt River Valley Water Users’ Association on or about April 25, 1974. Process has been served, and statements of claimant have been filed by virtually all claimants.

(ii) Principal parties, in addition to us, include the petitioner, the State of Arizona and the United States, on its own behalf and on behalf of various Indian tribes and communities including the White Mountain Apache Tribe, the San Carlos Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community and the Gila River Indian Community.

(iii) We have filed a statement of claimant to assert our interest in the water exchange agreement with the Salt River Valley Water Users’ Association by virtue of which it diverts from the Black River water claimed by the Association and repays the Association with water impounded in Show Low Lake and Blue Ridge Reservoir on the Little Colorado River Watershed, and to assert our interest in “water credits” to which we are entitled as a result of our construction of the Horseshoe Dam on the Verde River.

(iv) The Salt River Pima-Maricopa Indian Community, Salt River Valley Water Users’ Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde and Salt River system. The settlement has been approved by Congress, the President and the Arizona Superior Court. Under the settlement, the Salt River Pima-Maricopa Indian Community waived all water claims it has against all other water claimants (including us) in Arizona.

(v) Active proceedings with respect to other claimants have not yet commenced in this adjudication.

(vi) This proceeding could affect, among other things, the water claims associated with the recently acquired Cyprus operation at Miami, and miscellaneous former Cyprus land holdings in the area encompassed by the Salt River System and Source Adjudication.

Statements of claimant have been filed in connection with these claims, and are under review for possible amendment and supplementation.

(c) The Verde River System and Source Adjudication:

(i) Petition was filed by the Salt River Valley Water Users’ Association on or about February 24, 1976, and process has been served. Virtually all statements of claimant have been filed.

(ii) The principal parties, in addition to us, are the petitioner, the Fort McDowell Mohave-Apache Indian Community, the Payson Community of Yavapai Apache Indians, the Salt River Pima-Maricopa Indian Community, the Gila River Indian Community, the United States on its own behalf and on behalf of those Indian communities, and the State of Arizona.

(iii) This proceeding could affect, among other things, our Horseshoe Dam “water credits” with the Salt River Valley Water Users’ Association resulting from its construction of the Horseshoe Dam on the Verde River. (See the Black River water exchange referred to in Paragraph II.A. 2.(b)(iii) above.) We have filed statements of claimant with respect to Horseshoe Dam and water claims associated with the former operations of the United Verde Branch.

(iv) The Fort McDowell Mohave-Apache Indian Community, Salt River Valley Water Users’ Association, the principal Salt River Valley Cities, the State of Arizona and others have negotiated a settlement as among themselves for the Verde River system. This settlement has been approved by Congress, the President and the Arizona Superior Court. Under this settlement, the Fort McDowell Mohave-Apache Indian Community waived all water claims it has against all other water claimants (including us) in Arizona.

B. The following proceedings involving water rights adjudication are pending in the U.S. District Court for the District of Arizona:

1. On June 29, 1988, the Gila River Indian Community filed a complaint-in-intervention in United States v. Gila Valley Irrigation District, et al., and Globe Equity No. 59 (D. Ariz.). The underlying action was initiated by the United States in October 1925 to determine conflicting claims to water rights in certain portions of the Gila River watershed. Although we were named and served as a defendant in that action, we were dismissed without prejudice as a defendant in March 1935. In June 1935, the Court entered a decree setting forth the water rights of numerous parties, but not ours. The Court retained, and still has, jurisdiction of the case. The complaint-in-intervention does not name us as a defendant; however, it does name the Gila Valley Irrigation District as a defendant. Therefore, the complaint-in-intervention could affect the approximately 3,000 acre-feet of water that we divert annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to the agreement between us and the Gila Valley Irrigation District.

During 1998, we purchased farmlands with associated water rights that are the subject of this litigation. As a result, we have been named and served as a party in this case. The lands and associated water rights are not currently used in connection with any mining operation of ours.

The recently acquired Cyprus Miami Mining Corporation was named and served as a defendant in this action in 1989. These proceedings may affect water rights associated with former Cyprus Miami lands in the Gila River Watershed.

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

3. Cyprus Sierrita Corporation’s predecessor in interest was a defendant in United States, et al. v. City of Tucson, et al., No. CIV 75-39 (D. Ariz.). This is a consolidation of several actions seeking a declaration of the rights of the United States, the Papago Indian Tribe (now known as the Tohono O’Odham Nation), and individual allottees of the Tohono O’Odham Nation, to surface water and groundwater in the Santa Cruz River Watershed; damages from the defendants’ use of surface water and groundwater from the Watershed in derogation of those rights; and injunctive relief. Congress in 1982 enacted the Southern Arizona Water Rights Settlement Act, which was intended to resolve the water right claims of the Tohono O’Odham Nation and its member allottees relating to the San Xavier Reservation and the Schuk Toak District of the Sells Papago Reservation. The allottees contested the validity of the Act and contended that the Court could not dismiss the litigation without their consent. This prompted additional litigation, and eventually culminated in settlement negotiations. The Court suspended most aspects of the litigation to enable the parties to negotiate a settlement with the allottees. The Court’s recent attention has been devoted to the composition of appropriate classes of allottees and identification of class representatives, so that any settlement that is reached would bind the allottees. It is anticipated that a settlement and authorizing legislation would conclude all litigation on behalf of the Tohono O’Odham Nation, its allottee members, and the United States as Trustee for the nation and its allottee members, relating to water rights. As of this writing, however, a settlement has not been reached. The outcome of this dispute could impact water right claims associated with the recently acquired Cyprus operations at Sierrita and Twin Buttes, and miscellaneous former Cyprus land holdings in the Santa Cruz River Watershed.

      III.  The Connecticut Department of Environmental Protection (the Department) advised the Company during February 1999, that it intended to file suit regarding purported violations of the state air emissions limitations associated with the Phelps Dodge Norwich rod mill in Norwich, Connecticut. As threatened, the action would seek substantial money penalties. During 1999, the Company initiated several measures designed to address the Department’s concerns. No complaint has yet been filed, and the Company is continuing to work with the Department to resolve these issues.

      IV.  On October 1, 1997, the Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Cyprus Amax’s (now the Company’s) Sierrita operations in southeastern Arizona. The NOV alleged certain emission standards and permitting violations associated with the molybdenum roasting facility at Sierrita. Cyprus Amax and the Corporation entered into tolling agreements with the EPA to allow time for further investigation. The Company does not believe that the outcome of this proceeding will have a material adverse effect on it.

      V.  Cyprus Tohono Corporation (Tohono) has negotiated a Consent Decree with the EPA that resolves outstanding issues relating to a process line break in 1992. The Consent Decree required Tohono to pay a penalty of $100,000 and perform two Supplemental Environmental Projects with an estimated total cost of $225,000.

      VI.  In 1999, the Pinal Creek Group, comprising Cyprus Miami Mining Corporation (a wholly owned subsidiary of the Company) and other companies, continued remediation and assessment of groundwater quality in the shallow alluvial aquifers along Pinal Creek near Miami, Arizona. The removal, remediation and assessment work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program. In addition, the remedial and removal action is consistent with the National Contingency Plan prepared by the EPA as required by CERCLA. The ongoing removal, remediation and assessment program, initiated in 1989, has resulted in continued improvement of the sub-surface water quality in the area. In November 1997, Cyprus Miami, as a member of the Pinal Creek Group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the groundwater matter. On August 13, 1998, the court approved the Decree that committed Cyprus Miami and the other Pinal Creek Group members to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Approximately $143 million remained in the Company’s Pinal Creek remediation reserve at December 31, 1999. Cyprus Miami has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

Item 4.  Submission of Matters to a Vote of Security Holders

      A special meeting of the shareholders of the Company was held on October 13, 1999. A total of 45,529,685 common shares, or about 78.49 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

      Proposal 1: to approve the issuance of up to 17,082,064 shares of Phelps Dodge’s common stock in connection with an exchange offer made to the shareholders of Asarco Incorporated and a subsequent merger of that entity with a subsidiary of the Company.

      Proposal 2: to approve the issuance of up to 28,357,520 shares of Phelps Dodge’s common stock in connection with an exchange offer made to the shareholders of Cyprus Amax Minerals Company and a subsequent merger of that entity with a subsidiary of the Company.

Voting	For	Against	Abstentions

Proposal 1	43,599,200	1,860,138	70,325
Proposal 2	45,145,450	316,136	68,059

Executive Officers of Phelps Dodge Corporation

      The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 2000, the executive officers of Phelps Dodge Corporation were as follows:

	Age at		Officer of the
Name	3/1/00	Position	Corporation since

Douglas C. Yearley	64	Chairman of the Board	1981

J. Steven Whisler	45	President and Chief Executive Officer	1987

Manuel J. Iraola	51	Senior Vice President; President, Phelps Dodge Industries	1995

Timothy R. Snider	49	Senior Vice President; President, Phelps Dodge Mining Company	1997

S. David Colton	44	Senior Vice President and General Counsel	1998

Ramiro G. Peru	44	Senior Vice President and Chief Financial Officer	1995

David L. Pulatie	58	Senior Vice President, Human Resources	1999

      Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

      Mr. Snider was elected Senior Vice President in September 1998. Prior to his election, Mr. Snider was Vice President of the Corporation, a position he held since 1997. Prior to that time, he was Vice President, Arizona operations, of Phelps Dodge Mining Company.

      Mr. Colton was elected Senior Vice President in November 1999. He was elected Vice President and General Counsel in April 1998. Prior to that time, Mr. Colton was Vice President and Counsel for Phelps Dodge Exploration, a position he held since 1995.

      Mr. Peru was elected Senior Vice President and Chief Financial Officer in January 1999. Prior to that time, Mr. Peru was Senior Vice President for Organization Development and Information Technology, a position he held since January 1997. Prior to that, Mr. Peru was Vice President and Treasurer of Phelps Dodge Corporation, a position he held since 1995.

      Mr. Pulatie was elected Senior Vice President, Human Resources in March 1999. Mr. Pulatie joined Phelps Dodge in March 1999 after a 34-year career with Motorola Inc.

Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information called for in Item 5 appears on pages 50 and 51 of this report.

Item 6.  Selected Financial Data

	1999	1998	1997	1996	1995

	(In millions except per share amounts)

Sales and other operating revenues	$3,114.4	3,063.4	3,914.3	3,786.6	4,185.4

Net Income (loss)(a)	$(257.8)	190.9	408.5	461.8	746.6

Per common share — basic(b)	$(4.19)	3.28	6.68	7.02	10.72

Per common share — diluted(b)	$(4.19)	3.26	6.63	6.98	10.66

Total assets	$8,229.0	5,036.5	4,965.2	4,816.4	4,645.9

Long-term debt	$2,172.5	836.4	857.1	554.6	613.1

Dividends per common share	$2.00	2.00	2.00	1.95	1.80

(a)	For a further discussion of earnings, please see Management’s Discussion and Analysis.

(b)	In 1997, we adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” For comparative purposes, all prior period earnings per common share computations have been restated to reflect the effect of SFAS No. 128.

Note:	See Management’s Discussion and Analysis for a discussion of the effect on our results of material changes in the price we receive for copper or in unit production costs.

Item 7.  Management’s Discussion and Analysis

      The information called for in Item 7 appears on pages 31 through 51 of this report.

Item 8.  Financial Statements and Supplementary Data

      The information called for in Item 8 appears on pages 56 through 92 of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

      The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of operations, projected quantities of future production, capital costs, production rates and other operating and financial data are based on expectations that the Company believes are reasonable, but we can give no assurance that such expectations will prove to have been correct. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile price of copper and other commodities, political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, delays in the receipt of or failure to receive necessary government permits, appeals of agency decisions or other litigation, volatility in the price of oil (the main feedstock for our carbon black operations), changes in laws or regulations or the interpretation and enforcement thereof (including changes in treaties or laws governing international trade or tariffs), the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, unanticipated difficulties consolidating acquired operations and obtaining expected synergies, labor relations, accidents, delays in anticipated start-up dates, environmental risks and the results of financing efforts and financial market conditions. These and other risk factors are discussed in more detail herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

  Earnings

      In 1999, consolidated earnings were $21.7 million, or 35 cents per common share, before non-recurring items. (All references to per share earnings or charges are based on diluted earnings per share.) Results for the year include those of Cyprus Amax Minerals Company (Cyprus Amax) for the two and one-half month period beginning on October 16, 1999 (the effective acquisition date by Phelps Dodge). Non-recurring items and their impact on earnings are illustrated in the following table:

	$ in
	millions	$/share

1999 full-year earnings before non-recurring items	$21.7	0.35

After-tax, non-recurring items:*

Asset impairments	(222.5)	(3.61)

Environmental provisions	(17.8)	(0.29)

June 30, 1999, restructuring plan	(65.7)	(1.07)

Cumulative effect of accounting change	(3.5)	(0.06)

Adjustment for prior years’ taxes	30.0	0.49

Total non-recurring items	(279.5)	(4.54)

1999 full-year net loss after non-recurring items	$(257.8)	(4.19)

*	Please see Note 3 to the Consolidated Financial Statements for further discussion of these non-recurring items.

      In the 1999 fourth quarter, the Company recognized non-recurring, pre-tax charges for asset impairments of $320.4 million at Phelps Dodge Mining Company (PD Mining) and $21.7 million at Phelps Dodge Industries (PD Industries). The PD Mining impairments included the write down of the Hidalgo smelter in New Mexico ($201.5 million) and the Metcalf concentrator at the Morenci operations in Arizona ($88.0 million). As a result of the successful acquisition of Cyprus Amax and the planned conversion of Morenci to a mine-for-leach operation, the Hidalgo smelter is expected to be reconfigured to allow it to continue to be a reliable source of acid. Also, as a result of the Cyprus Amax acquisition and conversion of Morenci to mine-for-leach, it was determined that the Metcalf concentrator, which was on standby, will be permanently closed and the Morenci concentrator, which will be required through the mine-for-leach start-up, will be maintained thereafter on standby to provide alternative processing capability. In addition, as the Company began integrating the acquired Cyprus Amax mining properties, a review of copper resources was performed and a determination of the viability of each resource reviewed was made. Based on that review, PD Mining wrote off a mine development project at the Tyrone operation in New Mexico ($11.9 million) and wrote off a mine development project at the Copper Basin operation in Arizona ($6.8 million). Management further decided to write down a real estate development project in Arizona ($12.2 million). The Phelps Dodge Industries impairment charge comprised $6.7 million for the write off of an equity investment in China (charged to non-operating expense) and $15.0 million for the impairment of value of the Wire and Cable Group’s telecommunications assets ($3.1 million of which was charged to non-operating expense). The minority interest add-back against the impairment of value of the Wire and Cable Group’s telecommunications assets totaled $1.5 million.

      In the 1999 fourth quarter, the Company also recognized a non-recurring, pre-tax charge of $28.2 million for estimated future costs associated with environmental matters applicable to PD Mining. For further information, see Environmental Matters later in this discussion and Note 19 to the Consolidated Financial Statements.

      On June 30, 1999, Phelps Dodge announced a wide-ranging plan to reduce costs and improve operating performance by further curtailing higher cost copper production, restructuring certain wire and cable assets to respond to changing market conditions, suspending operations at Columbian Chemicals Company’s carbon black plant in the Philippines, and selling a non-core South African fluorspar mining unit. These actions resulted in a non-recurring, pre-tax charge of $36.6 million in 1999 at PD Mining, $42.2 million in 1999 at the wire and cable segment ($1.9 million of which was charged to non-operating expense) and $17.7 million in 1999 at Columbian Chemicals Company. The minority interest add-back to the restructuring reserve in 1999 totaled $2.2 million at the wire and cable segment and $0.2 million at Columbian Chemicals Company.

      During 1999, culminating with Notices of Tax Due received in December, the Company reached a settlement with the Internal Revenue Service on several issues raised in its audits of the years 1990 through 1994. As a result, the Company recorded a $30 million reduction in its tax liabilities.

      In 1998, consolidated earnings were $91.8 million, or $1.57 per common share, before non-recurring items. Non-recurring items included an after-tax gain of $131.1 million, or $2.24 per common share, from the disposition of Accuride Corporation (Accuride), and an after-tax loss of $32.0 million, or 55 cents per common share, in the fourth quarter. The fourth quarter non-recurring loss included $26.4 million, or 45 cents per common share, from the sale of our 44.6 percent interest in a South African mining company, and $5.6 million, or 10 cents per common share, for costs associated with previously announced curtailments and indefinite closures primarily at PD Mining. Net income including non-recurring items was $190.9 million, or $3.26 per common share.

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

      Note 3 to the Consolidated Financial Statements contains further information to which reference should be made for a fuller understanding of the non-recurring items in 1999, 1998 and 1997.

      Consolidated financial results (in millions except per common share amounts):

	1999	1998	1997

Sales and other operating revenues	$3,114.4	3,063.4	3,914.3

Operating income (loss)	$(315.6)	422.7	611.0

Net income (loss)	$(257.8)	190.9	408.5

Net income (loss) per common share — basic	$(4.19)	3.28	6.68

Net income (loss) per common share — diluted	$(4.19)	3.26	6.63

  Sales

      Consolidated 1999 revenues were $3,114.4 million, compared with $3,063.4 million in 1998. The 1999 increase principally resulted from the October 16, 1999, acquisition of Cyprus Amax ($253 million) and higher sales of carbon black ($88 million), partially offset by lower average copper prices ($70 million) and lower sales of wire and cable products ($146 million). The $850.9 million decrease in 1998 versus 1997 principally resulted from lower average copper prices ($472 million), the absence of Accuride ($333 million) and lower wire and cable sales ($48 million), partially offset by higher sales volumes of carbon black ($25 million) and copper ($3 million).

  Copper Prices

      Copper is an internationally traded commodity, and its price is effectively determined by the two major metals exchanges — the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly from time to time by speculative actions and by currency exchange rates.

      The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 1999. We principally base our selling price on the COMEX spot price per pound of copper cathode, which averaged 72 cents in 1999, 75 cents in 1998 and $1.04 in 1997. The COMEX price averaged 84 cents per pound for the first two months of 2000, and closed at 79 cents on March 6, 2000. Internationally, our copper selling prices are based on LME spot price per tonne of cathode.

      Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production is approximately 2.4 billion pounds of copper. Accordingly, each 1 cent per pound change in the average annual copper price, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $24 million.

      Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod at the COMEX average price in the month of shipment and copper concentrate at the LME average price in the month of settlement with our customers. We initially record copper concentrate sales at a provisional price at the time of shipment, and adjust the pricing for all outstanding shipments to reflect market conditions at the end of each quarter. A final adjustment is made to the price of the shipments upon settlement with our customers.

  Molybdenum Prices

      Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as catalysts for petroleum refining and feedstock for pure molybdenum metal used in electronics and lubricants. A substantial portion of Phelps Dodge’s expected 2000 molybdenum production is committed for sale throughout the world pursuant to annual agreements based on prevailing market prices at the time of sale.

      Molybdenum sales generally are characterized by cyclical and volatile prices, little product differentiation and strong competition. Prices for metallurgical products generally reference prior period Platt’s Metals Week, Ryans’ Notes, or Metal Bulletin for technical grade molybdenum or ferromolybdenum. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/ demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Exports from China can also influence competitive conditions.

  Copper Hedging

      Some of our wire, cathode and rod customers request a fixed sales price instead of the COMEX or LME average price in the month of shipment or receipt. As a convenience to these customers, we enter into copper swap and futures contracts to hedge the sales in a manner that will allow us to receive the COMEX or LME average price in the month of shipment or receipt while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment or receipt, which generally results in the realization of the COMEX or LME average price.

      Because of the nature of the hedge settlement process, the net hedge value, rather than the sum of the face values of our outstanding futures contracts, is a more accurate measure of our market risk from the use of such hedge contracts. The contracts that may result in market risk to us are those related to the customer sales transactions under which copper products have not yet been shipped.

      At December 31, 1999, we had futures and swap contracts for approximately 111 million pounds of copper with a net hedge value of $87 million and a total face value of approximately $125 million. At that date, we had $7 million in gains on these contracts not yet recorded in our financial statements because the copper products under the related customer transactions had not yet been shipped or received. At year-end 1998, we had futures and swap contracts in place for approximately 86 million pounds of copper at a net hedge value of $65 million and a total face value of approximately $138 million. We had $7 million in deferred, unrealized losses at that time. At year-end 1997, we had futures and swap contracts in place for approximately 140 million pounds of copper at a net hedge value of $130 million and an approximate total face value of $146 million. We had $19 million in deferred, unrealized losses at that time.

      We do not acquire, hold or issue futures contracts for speculative purposes. All of our copper futures and swap contracts have underlying customer agreements or other related transactions. We have prepared an analysis to determine how sensitive our net futures contracts are to copper price changes. In our market risk analysis, if copper prices had dropped a hypothetical 10 percent at the end of 1999, we would have had a net loss from our copper futures contracts of approximately $9 million. That loss would have been virtually offset by a similar amount of gain on the related customer contracts.

      From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. For 1999 production, we had fourth quarter protection contracts that gave us a minimum monthly average LME price of 69 cents per pound for approximately 200 million pounds of copper cathode that expired without payment. We did not have any copper price protection contracts at the end of 1998 or 1997.

      For first quarter 2000 production, we have protection contracts in place that will give us a minimum monthly average LME price of 71 cents per pound for approximately 200 million pounds of copper cathode. For overall 2000 production, we have a combination of minimum (approximately 72 cents) and maximum (approximately 95 cents) annual average LME prices per pound for approximately 110 million pounds of copper cathode.

  Aluminum Hedging

      During 1999, our Venezuelan wire and cable operation entered into aluminum futures contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing aluminum cable contracted by customers. At December 31, 1999, we had futures contracts for approximately 1 million pounds of aluminum with a net hedge and total face value of approximately $1 million. At the end of the year, these contracts did not have any significant gains or losses that were not recorded in our financial statements. At December 31, 1998, we had futures contracts for approximately 6 million pounds of aluminum with a net hedge and total face value of approximately $4 million. Prior to 1998, we had not entered into aluminum futures contracts. A sensitivity analysis of our aluminum futures contracts indicates that a hypothetical 10 percent unfavorable change in aluminum prices at the end of 1999 would have resulted in a loss of approximately $0.1 million. That loss would have been virtually offset by a similar amount of gain on the related customer contracts.

  Foreign Currency Hedging

      We are a global company and we transact business in many countries and in many currencies. Foreign currency transactions increase our risks because exchange rates can change between the time agreements are made and the time foreign currencies are actually exchanged. One of the ways we manage these exposures is by entering into forward exchange and currency option contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur. We do not enter into foreign exchange contracts for speculative purposes. In the process of protecting our transactions, we may use a number of offsetting currency contracts. Because of the nature of the hedge settlement process, the net hedge value, rather than the sum of the face value of our outstanding contracts, is a more accurate measure of our market risk from the use of such contracts.

      At December 31, 1999, we had a net hedge and total face value of approximately $34 million in forward exchange contracts to hedge intercompany loans between our international subsidiaries or foreign currency exposures with our trading partners.

      At December 31, 1998, we had a net hedge and total face value of approximately $44 million in forward exchange contracts to hedge intercompany loans between our international subsidiaries. At year-end 1997, we had foreign currency protection in place for $158 million that represented both the net hedged amount and the total face value of the forward contracts. We did not have any significant gains or losses at year end that had not been recorded in our financial statements for each of the three years in the period ended December 31, 1999.

      At year-end 1999, our foreign currency protection contracts included the British pound, euro, German mark and Thai baht. A sensitivity analysis of our exposure to market risk with respect to our forward foreign exchange contracts indicates that if exchange rates had moved against the rates in our protection agreements by a hypothetical 10 percent, we would have incurred a potential loss of approximately $4 million. This loss would have been virtually offset by a gain on the related underlying transactions.

  Interest Rate Hedging

      In some situations, we may enter into structured transactions using currency swaps that result in lower overall interest rates on borrowings. We do not enter into currency swap contracts for speculative purposes. At December 31, 1999, we had currency swap contracts in place swapping fixed-rate U.S. dollar loans into floating-rate Brazilian real loans with an approximate net hedged and total face value of $21 million. At year-end 1998, we had currency swap contracts in place with an approximate net hedged value of $31 million and a total face value of $36 million. These currency swaps involved swapping fixed-rate Brazilian real loans into fixed-rate U.S. dollar loans, and swapping floating-rate U.S. dollar loans into fixed-rate Thai baht loans. At the end of 1999, we prepared an analysis to determine our sensitivity to changes in interest and exchange rates. A hypothetical interest rate move against our currency swap rates of 1 percent (or 100 basis points) would be insignificant. A hypothetical 10 percent unfavorable change in exchange rates would cause us to incur additional costs of approximately $1 million.

      In addition, we are vulnerable to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to manage or limit such interest expense costs. We do not enter into interest rate swap contracts for speculative purposes. At the end of 1999, we had interest rate swap contracts in place with an approximate net hedged and total face value of $485 million. At the end of 1999, we prepared an analysis to determine the sensitivity of our interest rate swap contracts to changes in interest rates. A hypothetical interest rate move against our interest rate swaps of 1 percent (or 100 basis points) would have resulted in a potential loss of approximately $12 million over the life of the swap.

  Business Segments

      Results for 1999, 1998 and 1997 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments, and worldwide mineral exploration and development programs. Through December 31, 1997, Phelps Dodge Industries included our specialty chemicals segment, our wire and cable segment, and our wheel and rim operations. Effective January 1, 1998, 90 percent of Accuride Corporation and its subsidiaries, our wheel and rim business, was sold to an affiliate of Kohlberg Kravis Roberts and Co. (KKR), and the existing management of Accuride. The remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998.

      In 1998, we adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” that requires financial information to be reported on the basis that it is used by management to evaluate segment performance and determine the allocation of resources between segments. All prior year segment information presented in this report has been restated to reflect the reporting requirements of this new standard. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods. (See Note 21 to the Consolidated Financial Statements for further segment information.)

RESULTS OF PHELPS DODGE MINING COMPANY

      PD Mining is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration programs.

	1999*	1998	1997

Copper (from own mines — thousand tons)**

Production	890.1	874.0	812.1

Sales	884.2	876.3	812.8

COMEX average spot copper price per pound — cathodes	$0.72	0.75	1.04

Molybdenum production (million pounds)	8.1	1.0	1.6

Metals Week — average technical grade molybdenum oxide price per pound	$2.66	3.42	4.31
	(millions of dollars)

Sales and other operating revenues — unaffiliated customers	$1,786.6	1,677.7	2,173.3

Operating income (loss)***	$(301.0)	110.3	459.2

*	1999 includes the results of the acquired Cyprus Amax properties since the date of the merger, October 16, 1999.

**	Worldwide copper production and sales exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), (ii) the one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation (Heisei), (iii) the 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) the 49 percent interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (Codelco).

	1999	1998	1997

Excluded production (thousand tons):

Morenci — for Sumitomo	72.0	78.4	81.3

Chino — for Heisei	43.3	52.9	56.3

Candelaria — for Sumitomo	50.0	47.4	34.4

El Abra — for Codelco	25.9	—	—

***	Operating income for 1999 includes non-recurring, pre-tax charges of $385.2 million comprising the following: asset impairments of $320.4 million, environmental provisions of $28.2 million, and restructuring costs of $36.6 million. 1998 includes a non-recurring, pre-tax charge of $5.5 million for costs associated with curtailments and indefinite closures. 1997 includes a non-recurring, pre-tax charge of $40.5 million for an early retirement program and environmental provisions. (See Note 3 to the Consolidated Financial Statements.) Operating income has been presented in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (with 1997 restated).

  PD Mining — Operating Income

	1999	1998	1997

	($ in millions)

Operating income before non-recurring items	$84.2	115.8	499.7

Pre-tax, non-recurring items	(385.2)	(5.5)	(40.5)

Operating income (loss) after non-recurring items	$(301.0)	110.3	459.2

      Our PD Mining segment reported operating income of $84.2 million in 1999, before $385.2 million of non-recurring, pre-tax charges. The pre-tax, non-recurring items are as follows: $320.4 million of asset impairments included the write-down of the Hidalgo smelter in New Mexico ($201.5 million), the Metcalf concentrator at the Morenci operations in Arizona ($88.0 million), a real estate development project in Arizona ($12.2 million), a mine development project at the Tyrone operations in New Mexico ($11.9 million), and mine development at the Copper Basin operation in Arizona ($6.8 million); $28.2 million for environmental provisions; and $36.6 million for the restructuring plan announced in the 1999 second quarter.

      The 1999 decrease in operating income before non-recurring items reflected lower average copper prices ($53 million), partially offset by lower copper production costs (approximately $30 million).

      Operating income in 1998 was $115.8 million before $5.5 million of non-recurring, pre-tax charges associated with a production curtailment at Chino Mines Company (Chino) in New Mexico and the indefinite closures of operations at our Ojos del Salado operation in Chile and Cobre Mining Company (Cobre) in New Mexico.

      Operating income in 1997 was $499.7 million before $40.5 million of non-recurring, pre-tax charges which reflected an early retirement program and estimated future costs associated with environmental matters. The decrease in 1998 operating income compared with 1997 reflected lower average copper prices (approximately $470 million), partially offset by higher volumes of copper sold from mine production (approximately $8 million) and lower exploration costs (approximately $33 million).

      Copper unit production costs generally have been stable for the three-year period ended December 31, 1999, primarily as a result of ongoing cost-containment programs and high levels of production of low-cost cathode copper at our solution extraction/electrowinning (SX/ EW) plants in Arizona, New Mexico, Peru and Chile. In 1999, we produced a total of 511,500 tons of cathode copper at our SX/ EW facilities, compared with 430,800 tons in 1998 and 418,000 tons in 1997. The SX/ EW method is a cost-effective process of extracting copper from certain types of ores.

      In 1999, operations outside the United States provided 14 percent of PD Mining’s sales, compared with 11 percent in 1998 and 9 percent in 1997. During the year, operations outside the United States contributed 67 percent of the segment’s operating income, compared with reductions of 9 percent in 1998 and contributions of 9 percent in 1997.

  PD Mining — Operations Update

      On October 16, 1999, Phelps Dodge acquired Cyprus Amax Minerals Company. This included (i) the Bagdad mine in northwestern Arizona, consisting of an open-pit mine, an approximate 85,000 ton-per-day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide leaching system with an SX/ EW plant producing copper cathode; (ii) the Sierrita mine in south central Arizona, consisting of an open-pit mine, an approximate 115,000 ton-per-day sulfide ore concentrator, a molybdenum recovery plant, two molybdenum roasters, and an oxide and low-grade sulfide ore dump leaching system with an SX/ EW plant producing copper cathodes; (iii) the Miami mine near Miami, Arizona, consisting of an open-pit mine producing acid soluble copper ore for heap leaching operations, an SX/ EW plant producing copper cathode, a smelter, an electrolytic refinery, and a copper rod plant; (iv) a copper rod plant in Chicago, Illinois; (v) an 82 percent interest in the Cerro Verde mine in Peru, consisting of two open pits, a heap leach operation and an SX/ EW plant; (vi) a 51 percent interest in the El Abra mine in northern Chile, consisting of an open-pit mine, crushing facility, on/off leach pad and an SX/ EW plant producing copper cathodes; (vii) the Henderson mine near Empire, Colorado, consisting of an underground block caving mine, a conveying system and a concentrator that produces molybdenum disulfide concentrates; (viii) the Climax mine in Colorado, consisting of an underground and open-pit mine and concentrator which are on standby; (ix) conversion facilities in the United States and Europe that use molybdenum roasters and chemical conversion plants to convert molybdenum concentrates into such products and technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, and molysulfide powder; and (x) other mining-related facilities.

      On June 30, 1999, Phelps Dodge announced a plan to reduce costs and improve operating performance by curtailing higher cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas. In the fourth quarter of 1999, as a result of the successful acquisition of Cyprus Amax and the planned conversion of Morenci to a mine-for-leach operation, the Hidalgo smelter was written down by $201.5 million and the Metcalf concentrator at Morenci by $88.0 million. The Hidalgo smelter is expected to be reconfigured to allow it to continue to be a reliable source of sulfuric acid.

      The Henderson molybdenum mine completed a major project in early October 1999 to replace a 20-year-old underground and surface rail transportation system with a modern conveyor and underground primary crusher. In addition, it began development of a new production level using more efficient high-lift caving methods. As a result, PD Mining’s 1999 operating results included the impact of the start-up costs at Henderson. The new crushing and conveying system is expected to be operating at full capacity by March 31, 2000.

      On October 21, 1998, we announced that we would curtail production at Chino. The production curtailment occurred in phases between October 31, 1998, and the first quarter of 1999. The curtailment reduced copper production by 35,000 tons annually. In addition, we announced the immediate, indefinite suspension of operations at our Ojos del Salado mine. This shutdown reduced copper production by more than 20,000 tons annually. Ojos del Salado remained on care and maintenance status at year end.

      On February 3, 1998, we acquired Cobre. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights, located in southwestern New Mexico adjacent to our Chino operations. On October 21, 1998, we indefinitely suspended underground mining at Cobre due to low copper prices. On March 17, 1999, the remaining operations were suspended, reducing copper production by 35,000 tons per year. All Cobre operations remained on care and maintenance status at year end.

      We have additional sources of copper that could be placed in production should market circumstances warrant. However, permitting and significant capital expenditures would be required to develop such additional production capacity.

      The 1999 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. Phelps Dodge expended $41.0 million on worldwide exploration during 1999, compared with $42.0 million in 1998 and $74.1 million in 1997. Approximately 25 percent of the 1999 expenditures occurred in the United States with 19 percent being spent at our mine sites. This compares with 26 percent in 1998 (19 percent at mine sites) and 33 percent in 1997 (23 percent at mine sites). The balance of exploration expenditures was spent principally in Australasia, Brazil, Chile, Mexico, Canada and Peru.

      During 1999, exploration efforts continued at our existing copper operations. In New Mexico, additional mine-for-leach mineralized material was delineated at the Tyrone mine in the Niagara area, and exploration drilling at Chino indicated extensions to known open-pit copper mineralized material. The mineralized material at Niagara amounted to 500 million tons of leach material at an estimated grade of 0.29 percent copper. In Arizona, additional mine-for-leach mineralized material also was delineated in the Western Copper area of the Morenci mine.

      Environmental permitting is in progress to advance development of the Dos Pobres and San Juan mineral deposits in the Safford District of eastern Arizona. The two deposits contain a total of 630 million tons of leach material at an estimated grade of 0.32 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of milling material at an estimated grade of 0.65 percent copper.

      Internationally, Mineracão Serra do Sossego S.A., a 50/50 joint venture with Companhia Vale do Rio Doce (CVRD) located in Brazil, continued to evaluate the Sossego deposit. The deposit contains an estimated 240 million tons of mineralized material at an estimated grade of 1.14 percent copper and 0.34 grams per ton gold. A prefeasibility study, which will further define the mineralized material and determine the viability of the project, is expected to be completed in the second quarter of 2000.

      Work continues on our 70 percent-owned Piedras Verdes property in Sonora, Mexico. The final prefeasibility study was accepted by the minority partner and a feasibility study is expected to commence in 2000. The results of the prefeasibility study indicate leachable mineralized material of 290 million tons at an estimated grade of 0.33 percent copper.

      In 1999, economic evaluation and environmental remediation continued on our Ambatovy nickel/cobalt deposit in central Madagascar. Mineralized material of 210 million tons at an estimated grade of 1.1 percent nickel and 0.1 percent cobalt was previously identified in a feasibility study.

      Two copper exploration properties, Kansanshi located in Zambia and Frieda River located in Papua New Guinea, were added with the acquisition of Cyprus Amax. Work continued in 1999 at Kansanshi, and a prefeasibility study is scheduled to be completed in June 2000. The Frieda River project was terminated and the property was returned to the owners.

  PD Mining — Other Matters

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

      In 1997, issues of dispute arose between Phelps Dodge and the San Carlos Apache Tribe regarding our use and occupancy of the Black River Pump Station which delivers water to the Morenci operation. On

May 12, 1997, the Tribe filed suit against us in San Carlos Apache Court, seeking our eviction from the Tribe’s Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, we reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by us. The legislation does not address any potential claims by the Tribe relating to our historical occupancy and operation of our facilities on the Tribe’s Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

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

RESULTS OF PHELPS DODGE INDUSTRIES

      PD Industries, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our specialty chemicals segment, our wire and cable segment and, until they were sold in 1998, our wheel and rim operations (Accuride Corporation). Our specialty chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our wire and cable segment consists of three worldwide product line businesses including magnet wire, energy and telecommunications cables, and specialty conductors.

	1999	1998	1997

	(millions of dollars)

Sales and other operating revenues — unaffiliated customers:

Specialty chemicals	$543.0	454.6	429.5

Wire and cable	784.8	931.1	978.5

Other*	—	—	333.0

	$1,327.8	1,385.7	1,741.0

Operating income (loss):**

Specialty chemicals***	$92.5	87.6	74.9

Wire and cable****	(42.8)	67.3	83.1

Other*	—	198.7	49.8

	$49.7	353.6	207.8

*	Other includes Accuride which was sold in 1998. Ninety percent of Accuride was sold to an affiliate of KKR and the existing management of Accuride effective January 1, 1998, and the remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a total pre-tax gain of $198.7 million. (See Note 3 to the Consolidated Financial Statements for a further discussion of this sale.)

**	Operating income has been presented in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (with 1997 restated).

***	Includes a pre-tax charge of $17.7 million in 1999 as a result of the suspension of operations at Columbian’s carbon black plant in the Philippines.

****	Includes a pre-tax charge of $11.9 million in 1999 for impairment of value of the Wire and Cable Group’s majority-owned telecommunications assets and $40.4 million related to the company’s June 30, 1999, restructuring plan. 1998 includes a pre-tax charge of $2.3 million for an early retirement program.

      PD Industries reported sales of $1,327.8 million in 1999, compared with $1,385.7 million in 1998. The decrease principally reflected lower sales in the wire and cable segment ($146 million), primarily in South America. That decrease was partially offset by higher sales volumes in the carbon black segment ($88 million), which included sales from facilities acquired in Brazil and Korea in the 1998 fourth quarter and 1999 first quarter, respectively.

  PD Industries — Operating Income

	1999	1998	1997

	($ in millions)

Operating income before non-recurring items	$119.7	157.2	207.8

Pre-tax, non-recurring items	(70.0)	196.4	—

Operating income after non-recurring items	$49.7	353.6	207.8

      Our PD Industries segment reported operating income of $119.7 million in 1999 before non-recurring, pre-tax charges of $70.0 million. The non-recurring charges in operating income are as follows: $11.9 million of asset impairments to write down the value of our wire and cable segment’s telecommunications assets and $58.1 million for the June 30, 1999, restructuring plan at both the wire and cable and specialty chemicals segments of PD Industries. In addition to the non-recurring items in operating expense, asset impairment charges of $6.7 million and $3.1 million were recorded in non-operating expense for the impairment of an equity basis investment in China as well as the telecommunications assets of an equity basis investment in the Philippines, respectively ($1.9 million was recorded as non-operating expense related to the June 30, 1999, restructuring plan). See Note 3 to the Consolidated Financial Statements for further discussion of these non-recurring items.

      PD Industries reported operating income of $157.2 million in 1998, before the effect of a $198.7 million pre-tax gain from the sale of Accuride and $2.3 million of non-recurring, pre-tax charges primarily for an early retirement program at PD Magnet Wire. This compares with 1997 operating income of $158.0 million before Accuride’s $49.8 million contribution. 1998 earnings approximated the corresponding prior year period, excluding Accuride, despite continuing Asian economic difficulties. This reflected strong performances by our U.S. and European carbon black businesses and the addition of the wire and cable operation in Brazil that was acquired in December 1997.

      In 1999, operations outside the United States provided 55 percent of PD Industries’ sales, compared with 53 percent in 1998 and 49 percent in 1997. During the year, operations outside the United States contributed 59 percent of PD Industries’ operating income, compared with 54 percent in 1998 and 43 percent in 1997.

  Specialty Chemicals — Operating Income

	1999	1998	1997

	($ in millions)

Operating income before non-recurring items	$110.2	87.6	74.9

Pre-tax, non-recurring items	(17.7)	—	—

Operating income after non-recurring items	$92.5	87.6	74.9

      On June 30, 1999, we announced the planned closure of our manufacturing facility in Bataan, Philippines. Production was discontinued at the facility in November 1999, and the suspension resulted in a pre-tax, non-recurring charge to operating income of $17.7 million. The Philippine plant, which had a relatively small production capacity of 18,000 metric tons, did not have economies of scale necessary to compete profitably with imports from larger regional producers. Columbian Chemicals has opened a distribution company,

Philippine Carbon Black Distribution Company, Inc., that will market and distribute carbon blacks, principally from Columbian Chemicals Korea, in the Philippines.

      Columbian’s 1999 operating income before non-recurring items was more than in 1998, principally as a result of increased carbon black sales volumes ($35 million, primarily as result of the October 1998 acquisition of Copebras S.A., a Brazilian carbon black manufacturing business, and the January 1999 acquisition of an 85 percent interest in the Korean carbon black business of Korea Kumho Petrochemical Co., Ltd.). Columbian’s 1998 operating income was higher than in 1997 as a result of increased carbon black sales volumes (12 percent higher) and lower feedstock costs, partially offset by lower carbon black sales pricing. European demand was driven by strong vehicle production and North American growth was driven by an increase in our production capacity that allowed us to gain a greater market share.

      In January 1999, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million. Columbian manages and operates the business, including the 110,000 metric-ton-per-year manufacturing plant located in Yosu, South Korea.

      In October 1998, we acquired Copebras S.A., a subsidiary of Minorco, for $220 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black. Columbian manages and operates the company.

  Wire and Cable — Operating Income

	1999	1998	1997

	($ in millions)

Operating income before non-recurring items	$9.5	69.6	83.1

Pre-tax, non-recurring items	(52.3)	(2.3)	—

Operating income (loss) after non-recurring items	$(42.8)	67.3	83.1

      Our wire and cable segment reported operating income of $9.5 million in 1999 before non-recurring, pre-tax charges. The pre-tax, non-recurring items were as follows: $11.9 million of asset impairments to write down our international telecommunications assets and $40.4 million for the June 30, 1999, restructuring plan. In addition to the non-recurring items in operating income, the wire and cable segment incurred the following charges in non-operating expense: asset impairment charges of $6.7 million and $3.1 million for the impairment of an equity basis investment in China as well as the telecommunications assets of an equity basis investment in the Philippines, respectively, and $1.9 million related to the June 30, 1999, restructuring plan. Please see Note 3 to the Consolidated Financial Statements for further discussion of these non-recurring items.

      The wire and cable segment’s 1999 operating income was less than that in 1998 by $60.1 million, before the effect of non-recurring items, primarily as a result of economic difficulties that plagued most of Latin America and Asia. The downturn in Latin America began with the Brazilian currency crisis in early 1999. This factor, along with political and economic instability in the Andean region, significantly impacted results at our Latin American operations where operating income decreased by $46 million. In Asia, economic problems continued to hamper the performance of our wire and cable operations where operating income decreased by $3 million from already depressed levels. Efforts continue to be made to increase exports outside the region, although progress has been slower than expected.

      Operating income in 1998 was $69.6 million before $2.3 million of non-recurring, pre-tax charges for an early retirement program.

      Lower operating income in 1998 compared to 1997 in the wire and cable segment resulted from lower selling prices, continuing Asian economic difficulties that began in 1997, the effect of political uncertainty in Venezuela and continued depressed demand in the U.S. aerospace and electronic components industries served by our specialty conductors business. These negative factors were partially offset by our acquisition of PD Alcoa in Brazil, which contributed $12.8 million in 1998. Operating income decreased in Asia by

$16 million, and by $20 million in the United States as a result of the depressed demand in the U.S. aerospace and electronic components industries.

      In the 1998 fourth quarter, we restructured our magnet wire facilities in Hopkinsville, Kentucky, and Fort Wayne, Indiana, reducing jobs to cut costs and improve our competitive position. This resulted in a non-recurring charge of $2.3 million principally reflecting provisions for early retirements.

      On July 15, 1998, we purchased Eldra Elektrodaht-Erzeugung GmbH’s 49 percent interest in Phelps Dodge Eldra GmbH resulting in the operation becoming our wholly owned subsidiary under the name of Phelps Dodge Magnet Wire (Austria) GmbH. The production capacity of the facility has been expanded twice since 1992 nearly doubling the annual capacity to 11,000 metric tons of magnet wire.

      In June 1998, our wire and cable segment and Sumitomo Electric Industries, Ltd., dissolved joint-venture partnerships at five wire and cable manufacturing and support companies. The dissolution was achieved through the exchange of cash and ownership shares in the companies. The transaction resulted in a pre-tax gain of $10.3 million.

      In March 1998, we began commercial production at Phelps Dodge Magnet Wire de Mexico, S.A. de C.V., a $42 million magnet wire manufacturing plant in Monterrey, Mexico. The new facility uses state-of-the-art technology and currently has installed capacity of 20,400 metric tons out of a planned capacity of 38,000 metric tons of magnet wire.

      In December 1997, we acquired for $72 million a 60 percent interest in the copper and aluminum wire and cable manufacturing business of Alcoa Aluminio, S.A., of Brazil. Its product line is focused on energy transmission and distribution, with dominance in aluminum conductors and solid participation in the copper wire and cable business. During the first quarter of 1998, we began managing and operating this joint venture.

  PD Industries — Other Operations

      Accuride was sold in 1998. Ninety percent was sold to an affiliate of KKR and the existing management of Accuride effective January 1, 1998, and the remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $198.7 million and an after-tax gain of $131.1 million. (See Note 3 to the Consolidated Financial Statements.)

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

  Depreciation, Depletion and Amortization Expense

      Depreciation, depletion and amortization expense was $329.1 million in 1999, compared with $293.3 million in 1998 and $283.7 million in 1997. The 1999 increase primarily resulted from the acquisition of Cyprus Amax ($52 million), partially offset by a decrease in Phelps Dodge’s U.S. and international mine production. The 3 percent increase in 1998 over 1997 resulted from increased U.S. and international mine production and an increase in U.S. depreciation rates partially offset by the effect of the sale of Accuride. (Please refer to Note 1 to the Consolidated Financial Statements for a discussion of depreciation methods.)

  Selling and General Administrative Expense

      Selling and general administrative expense was $141.6 million in 1999, compared with $122.9 million in 1998 and $141.8 million in 1997. The 1999 increase primarily resulted from the acquisition of Cyprus Amax which had $14.6 million in selling and general administrative expenses from October 16 through December 31, and an increase in corporate expense for incentive plans and other general administrative expenses. The 13 percent decrease in 1998 from 1997 reflected the absence of Accuride ($13 million) and a decrease in corporate expense for legal and professional fees, incentive plans and other general administrative expenses.

  Exploration and Research and Development Expense

      Exploration and research and development expense was $52.2 million in 1999, compared with $55.0 million in 1998 and $87.8 million in 1997. The 1999 decrease resulted from continuing cutbacks in exploration programs in view of current market conditions, partially offset by the addition of Cyprus Amax’s exploration spending of $4.9 million from October 16 through December 31. The 37 percent decrease in 1998 compared with 1997 primarily resulted from the closure of PD Mining’s U.S. exploration offices during the 1997 fourth quarter, but also reflected generally lower exploration expenditures worldwide.

  Interest Expense

      Net interest expense was $120.2 million in 1999, compared with $94.5 million in 1998 and $62.5 million in 1997. The 27 percent increase in 1999 was primarily due to the assumption of Cyprus Amax’s debt. The 51 percent increase in 1998 over 1997 principally resulted from interest associated with corporate debt issued in the 1997 fourth quarter and decreases in capitalized interest resulting from the completion of the Candelaria expansion in October 1997.

  Miscellaneous Income and Expense, Net

      Miscellaneous income, net of miscellaneous expense, was $9.1 million in 1999, compared with $8.8 million in 1998 and $33.4 million in 1997. The 1999 increase primarily resulted from a $30.0 million payment received from ASARCO Incorporated (Asarco) for terminating its merger agreement with Phelps Dodge, partially offset by $16.0 million in expenses related to the Asarco transaction and $11.9 million in equity basis investment asset impairments in the wire and cable segment. The 1998 decrease compared with 1997 primarily resulted from a $27.0 million pre-tax loss on the sale of our 44.6 percent interest in the Black Mountain mine in South Africa, partially offset by a pre-tax gain of $10.3 million from the dissolution of joint-venture partnerships between Phelps Dodge and Sumitomo Electric Industries, Ltd., at five wire and cable manufacturing and support companies. In addition, 1998 dividend income from our 13.9 percent interest in Southern Peru Copper Corporation (SPCC) was $8.4 million lower than in 1997.

  Provision for Taxes on Income

      The effective tax rate changed from 40 percent in 1998 to a 39 percent benefit in 1999. The effective tax rate increased from 31 percent in 1997 to 40 percent in 1998. This increase was due to a decrease in the U.S. tax benefit for percentage depletion resulting from lower copper prices, as well as increased taxes on foreign earnings resulting from a change in the mix of those earnings.

      In December of 1999, we received and accepted Notices of Tax Due from the Internal Revenue Service (IRS) for the years 1992 and 1993. The IRS audit of the year 1994 resulted in a refund. Issues settled in the years 1992 through 1994 also impacted the years 1990 and 1991 and enabled us to enter a closing agreement with the IRS for the years 1990 and 1991. We are currently awaiting receipt of an executed copy of the closing agreement from the IRS. As a result of these settlements, we have recorded a $30 million reduction in our tax liabilities.

      Phelps Dodge Corporation’s federal income tax returns for the years 1995 through 1997 are currently under examination by the IRS. The Cyprus Amax federal income tax returns for the years 1994 through 1996 also are currently under examination by the IRS. The IRS has raised a number of issues in the current examinations that may result in proposed additional assessments of income tax at the conclusion of the current examinations. Our management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations.

  Discount Rate — Pensions and Other Postretirement Benefits

      Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate increased to 7.75 percent at December 31, 1999, compared with 6.75 percent at December 31, 1998. (For a further discussion of these issues, see Notes 16 and 17 to the Consolidated Financial Statements.)

  Year 2000

      Phelps Dodge and Cyprus Amax both had identified and prepared for Year 2000 (Y2K) issues as discussed separately in their respective September 30, 1999, Form 10-Qs. Both companies had created and staffed a Y2K program management office to oversee and coordinate the Y2K conversion. Event management command centers were manned continually from December 27, 1999, through January 3, 2000, with all sites being monitored and events reported through this facility. There were no significant Y2K events reported. The program management offices were shut down in mid-January and any problems that may occur in the future will be handled as a normal event within the established processes. The costs incurred to prepare for Y2K were not material to our financial position.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

  Cash and Cash Equivalents

      Cash and cash equivalents at the end of 1999 were $234.2 million, compared with $221.7 million at the beginning of the year. Operating activities provided $204.5 million of cash during the year, which was used along with the issuance of Phelps Dodge stock to purchase Cyprus Amax, and to fund investing activities and dividend payments on common stock.

	1999	1998	1997

	(millions of dollars)

Cash provided by (used in):

Operating activities	$204.5	378.4	764.6

Investing activities:

Cyprus Amax acquisition	35.7	—	—

Capital expenditures and investments	(276.1)	(668.3)	(789.2)

Accuride divestiture	—	449.5	—

Proceeds from Kinross sale	233.3	—	—

Other investing activities	13.1	34.8	(4.6)

Financing activities	(198.0)	(130.6)	(283.0)

Net increase (decrease) in cash and cash equivalents	$12.5	63.8	(312.2)

  Working Capital

      During 1999, net working capital (excluding cash and cash equivalents, debt and adjustments for foreign currency exchange rate changes) increased by $127.3 million. This net increase resulted principally from:

•	a $144.5 million increase in accounts receivable primarily due to the effect of higher copper prices, eliminations of receivable factoring at Cyprus Amax after the acquisition and an increase in receivables resulting from increased business at Columbian Chemicals’ Brazilian and Korean plants that were acquired in late 1998 and early 1999, respectively; and

•	a $32.9 million decrease in inventories and supplies primarily due to reduced copper inventories and lower wire and cable business in Asia and Latin America.

  Investing Activities

      The total purchase price for Cyprus Amax was $1,855 million including $1,125 million for the issuance of 20.6 million shares of Phelps Dodge common stock, $10 million for the conversion of Cyprus Amax stock options, cash of $693 million and acquisition costs of $27 million (financial advisory, legal, accounting, and printing costs). In addition, certain acquisition-related stock compensation and the resulting tax obligations of Cyprus Amax of $29 million were recorded in purchase accounting and paid by Phelps Dodge. Capital expenditures and investments were $120.5 million in 1999 for PD Mining and $149.5 million for PD Industries

(including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd.).

      Investing activities in 1998 included PD Mining capital expenditures of $201.3 million and an investment of $108.7 million in Cobre Mining Company. They also included PD Industries’ $111.8 million of capital expenditures and an investment of $219.9 million in the Brazilian carbon black business. The Accuride divestiture and the sale of Black Mountain generated cash proceeds of $449.5 million and $18.5 million, respectively.

      Capital expenditures and investments for 2000 are expected to be approximately $330 million for PD Mining and approximately $100 million for PD Industries. These capital expenditures and investments are expected to be funded primarily from cash reserves and operating cash flow.

  Financing Activities and Liquidity

      The Company’s total debt at December 31, 1999, was $2,755.0 million, compared with $1,021.0 million at year-end 1998. Debt increased primarily as a result of the acquisition of Cyprus Amax and financing for the first quarter 1999 purchase of a carbon black business in Korea. The debt acquired with the purchase of Cyprus Amax totaled $1,595.6 million. The Company’s ratio of debt to total capitalization was 45.0 percent at December 31, 1999, compared with 27.6 percent at December 31, 1998.

      An existing revolving credit agreement between us and several lenders was amended on June 25, 1997. The agreement, as amended and restated, allows us to borrow up to $1 billion from time to time until its scheduled maturity on June 25, 2002. The agreement allows for two, one-year renewals beyond the scheduled maturity date if we request and receive approval from those lenders representing at least two-thirds of the commitments provided by the facility. In the event of such approval, total commitments under the facility would depend upon the willingness of other lenders to assume the commitments of those lenders electing not to participate in the renewal. Interest is payable at a fluctuating rate based on the agent bank’s prime rate, or a fixed rate, based on the LIBOR, or at fixed rates offered independently by the several lenders, for maturities of between seven and 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1999, or December 31, 1998.

      We established a commercial paper program on August 15, 1997, under a private placement agency agreement with two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. Borrowings under this commercial paper program were $349.4 million at December 31, 1999. There were no borrowings under the commercial paper program at December 31, 1998.

      Short-term borrowings, excluding borrowings under our corporate commercial paper program, were $101.8 million, all by our international operations, at December 31, 1999, compared with $116.1 million at December 31, 1998. The decrease was primarily due to repayments of outstanding debt by our wholly owned subsidiary, Columbian Chemicals Brasil, partially offset by acquired short-term debt of $7.5 million.

      The current portion of our long-term debt, scheduled for payment in 2000, is $131.3 million including $7.1 million for our international manufacturing operations, $94.7 million primarily for our international mining operations and $29.5 million for corporate debt repayments.

      Dividend payments on our common shares increased from $117.3 million in 1998 to $124.3 million in 1999, reflecting the increased number of common shares outstanding due to our fourth quarter 1999 issuance of 20.6 million shares as part of the Cyprus Amax acquisition. The dividend was $2.00 per common share in 1999 and 1998.

      In connection with the acquisition of Cyprus Amax, Cyprus Amax called for redemption of all 4,664,302 of its Series A Convertible Preferred shares. Prior to the redemption date, a total of 3,968,801 shares were redeemed for cash and the remainder was converted to Cyprus Amax common shares, which were subsequently exchanged for 0.5 million shares of Phelps Dodge common stock as part of the acquisition. The cash required for the redemption totaled $208.3 million including accumulated dividends.

      A share purchase program announced on May 7, 1997, provided for the purchase of up to an additional 6 million of our common shares, approximately 10 percent of our then outstanding shares. We purchased 6,554,000 of our common shares in 1997 at a total cost of $511.5 million, including 3,606,000 shares at a cost of $292.9 million, under the 1997 share authorization. During 1998, we purchased 731,500 of our common shares at a total cost of $35.4 million under the 1997 program. There were no shares purchased during 1999. There were 78.7 million common shares outstanding on December 31, 1999. We may continue to make purchases in the open market as circumstances warrant, and may also consider purchasing shares in privately negotiated transactions.

  Environmental Matters

      Phelps Dodge or its subsidiaries have been advised by the EPA, United States Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by the EPA, the Forest Service, or states, to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Phelps Dodge has been named a “potentially responsible party” (PRP) or has received requests for information for several sites. Of the sites in which Phelps Dodge or its subsidiaries have been named a PRP, 19 are on the “National Priorities List” (NPL) and two have been proposed for listing. For all such sites, Phelps Dodge had an aggregate reserve of $208.7 million as of December 31, 1999, including reserves for Pinal Creek in Arizona, and Langeloth in Pennsylvania, for its share of the estimated liability.

      Liability estimates are based on an evaluation of among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range for reasonably expected outcomes for all sites excluding Pinal Creek and Langeloth is estimated to be from $28 million to $110 million, and work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the process.

      The sites for which Phelps Dodge has received a notice of potential liability or an information request that are currently considered to be the most significant are the Pinal Creek site, which has a cost range for reasonably expected outcomes estimated to be from $143 million to $250 million, and the former American Zinc and Chemical site in Langeloth, which has a cost range for reasonably expected outcomes estimated to be from $10 million to $67 million. The Pinal Creek site is described in more detail in the legal proceedings section of this report. Phelps Dodge has reserved $143 million for the Pinal Creek site.

      Cyprus Amax received an information request from the Pennsylvania Department of Environmental Protection regarding the former American Zinc and Chemical site. The site is currently being investigated by the state of Pennsylvania. Phelps Dodge has reserved $20 million for this site.

      Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We are presently litigating these disputes. Further, Phelps Dodge believes that it has other potential claims for recovery from other third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. Neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

      As of December 31, 1998, we had a reserve balance of $106.0 million for estimated future costs associated with environmental matters at shutdown operations or closed facilities within active operations. During 1999, net spending against that reserve totaled $20.0 million including $2.8 million for the acquired

Cyprus Amax properties between October 16 and December 31. During the second quarter of 1999, we recorded an additional $8.3 million provision for estimated future costs associated with environmental matters directly related to our restructuring plan announced on June 30, 1999. Additionally, we recorded a $28.2 million provision in the fourth quarter of 1999 for estimated future costs associated with environmental matters. The acquisition of Cyprus Amax increased our reserve by $213.6 million. As of December 31, 1999, the reserve balance was $336.1 million.

      The 1990 Amendments to the federal Clean Air Act require the EPA to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because the EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as the EPA develops new requirements and then implements them or allows the states to implement them. In response to these new laws, several of our subsidiaries have submitted applications for Title V operating permits. These programs will likely increase our regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology for any of our facilities if they are determined to be a major source of federal hazardous air pollutants (HAPs). For example, it is probable that some of our carbon black plants and possibly one of our smelters will be regulated as a major source of HAPs. Until more of the implementing regulations are adopted, and more experience with the new programs is gained, it is not possible to determine the full impact of the new requirements.

      We record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can be reasonably estimated. Our estimates of these costs are based upon available facts, existing technology, and current laws and regulations and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Based upon the information available to us, the range of obligations, both individually and in the aggregate, from known environmental liabilities are not expected to result in material additional costs beyond those already identified.

      We have other potential environmental liabilities that cannot be reasonably estimated. This is due to factors such as the unknown extent of the remedial actions that may be required. In addition, in the case of certain sites not owned by us, the extent of our liability in proportion to the liability of other parties is difficult to estimate. While we cannot currently estimate the total additional loss we may incur for these environmental liabilities, we will make appropriate additional accruals if information comes to our attention in the future that would allow us to reasonably estimate our probable losses. Furthermore, we will make additional accruals if there are future changes in laws, regulations and/or regulatory interpretations, and such changes result in additional liabilities, these potential liabilities could be material.

      The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists. However, we do not recognize these recoveries in our financial statements until they become probable.

      Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, please see PD Mining — Environmental and Other Regulatory Matters and PD Industries — Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2000 and 2001, and the expenditures in 1999, are separate from the reserves and estimates described above.

      In the United States, the Emergency Planning and Community Right-to-know Act was expanded in 1997 to cover mining operations. This law, which has applied to other Phelps Dodge businesses for more than a decade, requires companies to report to the EPA the amount of certain materials managed in or released from their operations each year. During June 1999, we reported the volume of naturally occurring metals and other substances that we managed during 1998 once the usable copper was extracted. These materials are very high in volume and how they are managed is covered by existing regulations and permit requirements.

      On December 23, 1994, Chino, located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department. This AOC requires Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. We acquired Chino at the end of 1986. The studies began in 1995 and, while we currently are unaware of any additional liabilities that need to be accrued, until the studies are completed, it is not possible to determine the nature, extent, cost, and timing of remedial work that could be required under the AOC. Remedial work is expected to be required under the AOC.

      In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and our operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and our operations began submitting the required reclamation plans in 1997. Colorado also has a similar program. Reclamation is an ongoing activity and we recognize estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase our regulatory obligations and compliance costs with respect to mine closure and reclamation.

  Other Matters

      In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management (BLM) to form a task force to review BLM’s hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on our current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments or revisions to the hardrock mining surface management regulations could result in additional expenses in the development and operation of new mines on federal lands.

      In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement became effective for fiscal years beginning after December 15, 1997. We adopted this statement in 1998.

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was originally required to be adopted in the first quarter of 2000. Citing concerns about companies’ ability to modify their information systems and educate their managers in time to apply SFAS 133, FASB has delayed its effective date for one year. We will adopt SFAS 133 in the first quarter of 2001. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

      In the 1999 first quarter, we adopted SOP 98-5, “Reporting on the Costs of Start-Up Activities.” The implementation resulted in a $3.5 million after-tax charge, or 6 cents per common share, representing the write off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

CAPITAL OUTLAYS

      Capital outlays in the following table exclude capitalized interest and the minority joint-venture interest portions of the expenditures at Morenci, Chino, El Abra and Candelaria.

	1999	1998	1997

	(millions of dollars)

Phelps Dodge Mining Company:

Candelaria	$7.2	8.0	161.7

Other	114.2	193.3	293.6

	121.4	201.3	455.3

Phelps Dodge Industries:

Specialty chemicals	45.0	41.7	75.7

Wire and cable	28.4	70.1	102.5

Other (Accuride was sold in 1998)	—	—	24.0

	73.4	111.8	202.2

Corporate and other	6.1	5.0	4.1

	$200.9	318.1	661.6

INFLATION

      The principal impact of general inflation upon our financial results has been on unit production costs, especially supply costs, at our mining and industrial operations. It is important to note, however, that the selling price of our principal product, copper, does not necessarily parallel the rate of inflation or deflation.

DIVIDENDS AND MARKET PRICE RANGES

      The principal market for our common stock is the New York Stock Exchange. At March 6, 2000, there were 27,671 holders of record of our common shares. In the 1996 second quarter, the quarterly dividend was increased to 50 cents from 45 cents on each common share and continued at that rate throughout 1997, 1998 and 1999. Additional information required for this item is provided in the Quarterly Financial Data table.

QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In millions except per common share amounts)

1999

Sales and other operating revenues	$663.1	691.1	742.7	1,017.5

Operating income (loss)	27.6	(54.8)	51.5	(339.9)

Income (loss) before cumulative effect of accounting change	0.5	(57.5)	15.4	(212.7)

Net income (loss)	(3.0)	(57.5)	15.4	(212.7)

Net income (loss) per common share — basic	(0.05)	(0.99)	0.27	(2.91)

Net income (loss) per common share — diluted	(0.05)	(0.99)	0.27	(2.91)
Stock prices*

High	61.31	70.63	66.94	67.31

Low	41.88	48.88	54.00	50.56

Close	49.25	61.94	55.06	67.31

1998

Sales and other operating revenues	$798.3	794.4	764.0	706.7

Operating income	273.9	73.8	65.3	9.7

Net income (loss)	163.7	40.4	28.6	(41.8)

Net income (loss) per common share — basic	2.80	0.69	0.49	(0.72)

Net income (loss) per common share — diluted	2.79	0.69	0.49	(0.72)
Stock prices*

High	69.25	71.75	62.56	61.75

Low	58.06	56.13	43.88	49.56

Close	64.56	57.19	52.19	50.88

*	As reported in the Wall Street Journal.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet at December 31, 1999 and 1998, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for each of the three years in the period ended December 31, 1999, and notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated January 26, 2000, appear on pages 52 to 92 of this report. The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 1999. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

ADDITIONAL FINANCIAL DATA

      Financial statement schedule for the years ended December 31, 1999, 1998 and 1997:

II — Valuation and qualifying accounts and reserves on page 97.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Phelps Dodge Corporation

      Our audits of the consolidated financial statements referred to in our report dated January 26, 2000, included an audit of the Financial Statement Schedule listed in the foregoing index titled “Additional Financial Data.” In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Phoenix, Arizona

January 26, 2000

REPORT OF MANAGEMENT

      Our management is responsible for the preparation, integrity and objectivity of the consolidated financial statements presented in this annual report. The statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments. Management also accepts responsibility for the preparation of other financial information included in this document.

      Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorization. The system includes formal policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. The system also includes the careful selection and training of qualified personnel, an organization that provides a segregation of responsibilities and a program of internal audits that independently evaluates the effectiveness of internal controls and recommends possible improvements.

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

      Our independent accountants, PricewaterhouseCoopers LLP, have audited the annual financial statements in accordance with auditing standards generally accepted in the United States. The independent accountants’ report expresses an informed judgment as to the fair presentation of our reported operating results, financial position and cash flows. This judgment is based on the results of auditing procedures performed and such other tests that they deemed necessary, including consideration of our internal control structure.

      Our management also recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in our code of business ethics and policies, which is distributed throughout the Company. The code of conduct addresses:

•	the necessity of ensuring open communication within the Company;

•	potential conflicts of interest;

•	compliance with all applicable laws (including financial disclosure); and

•	the confidentiality of proprietary information.

      We maintain a systematic program to assess compliance with these policies.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of common shareholders’ equity present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Phelps Dodge’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As described in Note 1 to the consolidated financial statements, Phelps Dodge changed its method of accounting for start-up costs effective January 1, 1999.

PricewaterhouseCoopers LLP

Phoenix, Arizona

January 26, 2000

STATEMENT OF CONSOLIDATED OPERATIONS

	For the years ended December 31,

	1999	1998	1997

	(In millions except per share data)

Sales and other operating revenues	$3,114.4	3,063.4	3,914.3

Operating costs and expenses

Cost of products sold	2,451.7	2,360.4	2,744.1

Depreciation, depletion and amortization	329.1	293.3	283.7

Selling and general administrative expense	141.6	122.9	141.8

Exploration and research expense	52.2	55.0	87.8

Non-recurring charges and provisions	455.4	(190.9)	45.9

	3,430.0	2,640.7	3,303.3

Operating income (loss)	(315.6)	422.7	611.0

Interest expense	(120.4)	(96.4)	(74.2)

Capitalized interest	0.2	1.9	11.7

Miscellaneous income and expense, net	9.1	8.8	33.4

Income (loss) before taxes, minority interests and equity in net earnings (losses) of affiliated companies and cumulative effect of accounting change	(426.7)	337.0	581.9

Provision for taxes on income	165.2	(134.0)	(180.4)

Minority interests in consolidated subsidiaries	2.1	(7.9)	(4.7)

Equity in net earnings (losses) of affiliated companies	5.1	(4.2)	11.7

Income (loss) before cumulative effect of accounting change	(254.3)	190.9	408.5

Cumulative effect of accounting change (SOP 98-5 — Start-up Activities)	(3.5)	—	—

Net income (loss)	$(257.8)	190.9	408.5

Average number of shares outstanding — basic	61.6	58.2	61.1

Basic earnings (loss) per share before cumulative effect of accounting change	$(4.13)	3.28	6.68

Cumulative effect of accounting change (SOP 98-5 — Start-up Activities)	(0.06)	—	—

Basic earnings (loss) per share	$(4.19)	3.28	6.68

Average number of shares outstanding — diluted	61.6	58.5	61.6

Diluted earnings (loss) per share before cumulative effect of accounting change	$(4.13)	3.26	6.63

Cumulative effect of accounting change (SOP 98-5 — Start-up Activities)	(0.06)	—	—

Diluted earnings (loss) per share	$(4.19)	3.26	6.63

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	1999	1998

	(In millions except per share values)

Assets

Current assets:

Cash and cash equivalents	$234.2	221.7

Accounts receivable, less allowance for doubtful accounts (1999 — $17.5; 1998 — $14.9)	541.5	321.1

Inventories	498.3	266.0

Supplies	149.0	110.9

Other current assets and prepaid expenses	172.4	16.5

Deferred income taxes	98.0	43.8

Current assets	1,693.4	980.0

Investments and long-term accounts receivable	136.1	85.6

Property, plant and equipment, net	6,037.7	3,587.2

Deferred income taxes	16.9	0.7

Other assets and deferred charges	344.9	383.0

	$8,229.0	5,036.5

Liabilities

Current liabilities:

Short-term debt	$451.2	116.1

Current portion of long-term debt	131.3	68.5

Accounts payable and accrued expenses	786.5	451.3

Income taxes	49.3	15.2

Current liabilities	1,418.3	651.1

Long-term debt	2,172.5	836.4

Deferred income taxes	385.7	508.6

Other liabilities and deferred credits	879.4	359.7

	4,855.9	2,355.8

Commitments and contingencies (see Notes 7, 18 and 19)

Minority interests in consolidated subsidiaries	96.3	93.3

Common shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 78.7 outstanding (1998 — 57.9) after deducting 17.1 shares (1998 — 17.3) held in treasury	491.6	362.1

Capital in excess of par value	1,016.4	1.8

Retained earnings	1,959.8	2,345.0

Accumulated other comprehensive income (loss)	(180.3)	(113.9)

Other	(10.7)	(7.6)

	3,276.8	2,587.4

	$8,229.0	5,036.5

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended December 31,

	1999	1998	1997

	(In millions)

Operating activities

Net income (loss)	$(257.8)	190.9	408.5

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	329.1	293.3	283.7

Deferred income taxes	(191.7)	43.9	40.7

Equity earnings (losses) net of dividends received	(4.4)	5.8	(6.5)

Changes in current assets and liabilities:

(Increase) decrease in accounts receivable	(144.5)	53.3	36.5

(Increase) decrease in inventories	31.2	6.4	(6.2)

(Increase) decrease in supplies	1.7	2.5	(0.1)

(Increase) decrease in prepaid expenses	9.8	(9.4)	(2.3)

(Increase) decrease in deferred income taxes	(5.3)	8.3	(5.8)

Increase (decrease) in interest payable	2.2	2.2	(1.0)

Increase (decrease) in other accounts payable	(2.2)	(42.1)	21.1

Increase (decrease) in accrued income taxes	7.2	13.8	(13.4)

Increase (decrease) in other accrued expenses	(27.4)	(23.6)	(12.0)

Non-recurring charges and provisions	471.9	(171.7)	45.9

Other adjustments, net	(15.3)	4.8	(24.5)

Net cash provided by operating activities	204.5	378.4	764.6

Investing activities

Capital outlays	(200.9)	(318.1)	(661.6)

Capitalized interest	(0.2)	(1.9)	(11.7)

Investment in subsidiaries	(39.5)	(350.2)	(127.6)

Proceeds from asset dispositions and other	246.6	486.2	7.1

Net cash provided by (used in) investing activities	6.0	(184.0)	(793.8)

Financing activities

Increase in debt	348.8	108.0	418.4

Payment of debt	(209.1)	(85.6)	(66.9)

Common dividends	(124.3)	(117.3)	(122.7)

Purchase of common shares	—	(35.4)	(511.5)

Other, net	(213.4)	(0.3)	(0.3)

Net cash used in financing activities	(198.0)	(130.6)	(283.0)

Increase (decrease) in cash and cash equivalents	12.5	63.8	(312.2)

Cash and cash equivalents at beginning of year	221.7	157.9	470.1

Cash and cash equivalents at end of year	$234.2	221.7	157.9

Supplemental schedule of noncash investing and financing activities:

      In 1999, as partial consideration for the acquisition of Cyprus Amax, the Company issued 20.6 million common shares valued at $1,125 million. (See Note 2.)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Capital in		Accumulated
			Excess of		Other		Common
	Number	At Par	Par	Retained	Comprehensive		Shareholders’
	of Shares	Value	Value	Earnings	Income (loss)	Other	Equity

	(In millions)

Balance at December 31, 1996	64.7	404.4	—	2,465.0	(102.0)	(11.5)	2,755.9

Stock options exercised	0.5	2.9		11.4			14.3

Tax benefit from stock options				8.4			8.4

Common shares purchased	(6.6)	(40.9)		(470.6)			(511.5)

Restricted shares issued, net	—	0.1		1.0		1.3	2.4

Dividends on common shares				(122.7)			(122.7)

Comprehensive income

Net income				408.5			408.5

Other comprehensive income (loss), net of tax

Translation adjustment					(45.2)		(45.2)

Additional pension liability					1.0		1.0

Unrealized gains (losses) on securities					(0.7)		(0.7)

Other comprehensive income (loss)					(44.9)		(44.9)

Comprehensive income							363.6

Balance at December 31, 1997	58.6	366.5	—	2,301.0	(146.9)	(10.2)	2,510.4

Stock options exercised	—	0.3		1.9			2.2

Tax benefit from stock options				0.3			0.3

Common shares purchased	(0.7)	(4.6)		(30.8)			(35.4)

Restricted shares issued, net	—	(0.1)		(1.0)		2.6	1.5

Other investment adjustments			1.8				1.8

Dividends on common shares				(117.3)			(117.3)

Comprehensive income

Net income				190.9			190.9

Other comprehensive income (loss), net of tax

Reclassification adjustment *					37.7		37.7

Translation adjustment					(1.7)		(1.7)

Translation, net of reclass adjustments					36.0		36.0

Additional pension liability					(3.0)		(3.0)

Other comprehensive income					33.0		33.0

Comprehensive income							223.9

Balance at December 31, 1998	57.9	$362.1	$1.8	$2,345.0	$(113.9)	$(7.6)	$2,587.4

Stock options exercised	0.1	0.4	2.4	—			2.8

Tax benefit from stock options				0.4			0.4

Restricted shares issued, net	0.1	0.6	4.6	—		(3.1)	2.1

Other investment adjustments			1.0				1.0

Dividends on common shares				(127.8)			(127.8)

Cyprus Amax acquisition	20.6	128.5	1,006.6	—			1,135.1

Comprehensive income

Net income (loss)				(257.8)			(257.8)

Other comprehensive income (loss), net of tax

Reclassification adjustment**					11.8		11.8

Translation adjustment					(81.0)		(81.0)

Translation, net of reclass adjustments					(69.2)		(69.2)

Unrealized gains (losses) on securities					(0.2)		(0.2)

Additional pension liability					3.0		3.0

Other comprehensive income (loss)					(66.4)		(66.4)

Comprehensive income (loss)							(324.2)

Balance at December 31, 1999	78.7	$491.6	$1,016.4	$1,959.8	$(180.3)	$(10.7)	$3,276.8

Disclosure of reclassification amount:

*	The 1998 reclassification adjustment resulted from the sale of Black Mountain.

**	The 1999 reclassification adjustment represents the write-off of cumulative translation adjustments as a result of the sale of PD Mining Ltd.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables stated in millions except as noted)

1.  Summary of Significant Accounting Policies

      Basis of Consolidation. The consolidated financial statements include the accounts of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours), and its majority-owned subsidiaries. Interests in mining joint ventures in which we own more than 50 percent are reported using the proportional consolidation method. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “Minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.

      Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned, and for which we do not exercise significant control, are carried at cost.

      Management’s Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Foreign Currency Translation. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within common shareholders’ equity. For the translation of the financial statements of certain foreign subsidiaries dealing predominantly in U.S. dollars and for those affiliates operating in highly inflationary economies, assets and liabilities receivable or payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

      Statement of Cash Flows. For the purpose of preparing the Consolidated Statement of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Inventories and Supplies. Inventories and supplies are stated at the lower of cost or market. Cost for metal inventories is determined by the last-in, first-out method (LIFO), and cost for substantially all other inventories is determined by the first-in, first-out method (FIFO) or a moving average method. Cost for substantially all supplies is determined by a moving average method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Mine exploration costs and development costs to maintain production of operating mines are charged to operations as incurred. Mine development expenditures at new mines and major development expenditures at operating mines that are expected to benefit future production are capitalized and amortized on the units of production method over the estimated commercially recoverable minerals.

      Environmental Expenditures. Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on the specific facts and circumstances. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable.

      Mine Closure Costs. Reclamation is an ongoing activity and we recognize estimated reclamation costs on a units of production basis.

      Goodwill. Included in “Other assets and deferred charges” are costs in excess of the net assets of businesses acquired. These amounts are amortized on a straight-line basis over periods of 15 to 30 years.

      Impairments. We evaluate our long-term assets to be held and used, our identifiable intangible assets, and goodwill for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.

      Revenue Recognition. Revenue is recorded when title passes to the customer. The passing of title is based on terms of the contract which is generally upon shipment. Copper revenue is recognized based on the monthly average of prevailing commodity prices according to the terms of the contracts. Price estimates used for provisionally priced concentrate shipments are based on management’s judgment of expected price levels and are adjusted to actual prices at settlement. We use futures contracts and other financial instruments as hedges for our sales and cash management program. Gains and losses on such transactions related to sales are matched to specific sales contracts and charged or credited to sales revenue.

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

      Commodity futures contracts — We recognize gains and losses on commodity futures contracts in income when the underlying customer sale is recognized. We also recognize gains and losses whenever a previous customer contract is no longer expected to occur.

      Copper option contracts — We initially record net premiums paid on copper option contracts as prepaid assets and then amortize the premium on a straight-line basis over the hedge protection period. We recognize hedging gains and losses in income at the maturity of the option contract. We record any premiums received

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the sale of option contracts as accrued expenses until the maturity of the option contract when the premium received is recorded as income.

      Foreign exchange contracts — We initially record premiums paid on currency option contracts and unrecognized gains and losses on forward exchange contracts as prepaid assets. Hedge premiums on forward exchange contracts are amortized on a straight-line basis over the hedge protection period. Gains and losses on forward exchange contracts are credited or charged to miscellaneous income or expense. Changes in market value of forward exchange contracts protecting actual transactions are recognized in the period incurred. For currency option contracts, we recognize unamortized premium and hedging gains and losses in income when the underlying hedged transaction is recognized or when a previously hedged transaction is no longer expected to occur.

      Currency swap contracts — For certain of our currency swap contracts, which are in substance forward exchange contracts, we amortize hedge premiums on a straight-line basis over the hedge protection period while gains and losses are recognized in income in the period incurred. For other types of currency swap contracts, we recognize costs associated with such agreements to interest expense over the term of the agreement.

      Interest rate swaps — The costs associated with interest rate swap agreements are amortized to interest expense over the term of the agreement.

      Stock Compensation. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option plans. Note 15 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for 1999, 1998 and 1997 if we had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

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

      Postretirement Benefits Other Than Pensions. We have several postretirement health care and life insurance benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

      Postemployment Benefits. We have certain postemployment benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. The benefit plans may provide severance, disability, supplemental health care, life insurance or other welfare benefits. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation. Additional amounts may also be provided from time to time.

      Earnings Per Share. In 1997, we adopted SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

	1999	1998	1997

Basic Earnings (Loss) Per Share Computation

Numerator:

Net income (loss)	$(257.8)	190.9	408.5

Denominator:

Average common shares outstanding	61.6	58.2	61.1

Basic earnings (loss) per share	$(4.19)	3.28	6.68

Diluted Earnings Per Share Computation

Numerator:

Net income (loss)	$(257.8)	190.9	408.5

Denominator:

Average common shares outstanding	61.6	58.2	61.1

Average employee stock options	—	0.1	0.3

Average restricted stock issued to employees	—	0.2	0.2

Total average common shares outstanding	61.6	58.5	61.6

Diluted earnings (loss) per share	$(4.19)	3.26	6.63

      Stock options excluded from the computation of diluted earnings per share because option prices exceeded fair market value were as follows:

	1999	1998	1997

Outstanding options	3.1	2.6	0.1

Option price	$65.88	58.84	76.45

      New Accounting Standards. In the 1999 first quarter, we adopted SOP 98-5, “Reporting on the Costs of Start-Up Activities.” The implementation resulted in a $3.5 million after-tax charge, or 6 cents per common share, representing the write off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

      We adopted SFAS No. 130, “Reporting Comprehensive Income,” in the 1998 first quarter. The required information has been presented in the Consolidated Financial Statement of Common Shareholders’ Equity. We also adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in 1998. The required information has been presented in Note 21 — Business Segment Data. In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We adopted this statement in 1998. They have no effect on our results of operations, financial position, capital resources or liquidity. Prior year disclosures have been restated for comparative purposes.

      In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was originally required to be adopted in the first quarter of 2000. Citing concerns about companies’ ability to modify their information systems and educate their managers in time to apply SFAS 133, FASB has delayed its effective date for one year. We will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopt SFAS 133 in the first quarter of 2001. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

      Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisitions

  Cyprus Amax Acquisition

      In the 1999 fourth quarter, Phelps Dodge acquired all the issued and outstanding shares of Cyprus Amax Minerals Company (Cyprus Amax). Prior to the acquisition, Cyprus Amax was a worldwide producer of copper and molybdenum. The acquisition of Cyprus Amax was accounted for using the purchase method and accordingly, the results of Cyprus Amax operations have been included in the accompanying consolidated financial statements from the date of the acquisition, October 16, 1999.

      The total purchase price for Cyprus Amax was $1,855 million including $1,125 million for the issuance of 20.6 million shares of Phelps Dodge common stock, $10 million for the conversion of Cyprus Amax stock options, cash of $693 million and acquisition costs of $27 million (financial advisory, legal, accounting, and printing costs). In addition, certain acquisition-related stock compensation and the resulting tax obligations of Cyprus Amax of $29 million were recorded in purchase accounting and paid by Phelps Dodge.

      In connection with the acquisition of Cyprus Amax, Cyprus Amax called for redemption of all 4,664,302 of its Series A Convertible Preferred shares. Prior to the redemption date, a total of 3,968,801 shares were redeemed for cash and the remainder converted to Cyprus Amax common shares, which were subsequently exchanged for 0.5 million shares of Phelps Dodge common stock as part of the acquisition. The cash required for the redemption totaled $208.3 million, including accumulated dividends.

      Allocation of the purchase price was based on an estimate of the fair value for the assets acquired and liabilities assumed at October 16, 1999, and is subject to final adjustment based on the completion of final valuation and other procedures. Assets acquired were $4.2 billion, including cash of $785 million. Liabilities assumed totaled $2.4 billion including debt of $1,595.6 million which was reduced by $15.2 million to reflect the fair value of the obligations at the acquisition date. Liabilities recorded at acquisition included costs of $22 million associated with merging Cyprus Amax’s operations into the Company’s operations such as lease and other contract cancellation costs, and employee termination costs, primarily for duplicate administrative and management functions. Costs for these liabilities incurred in connection with the integration plan are expected to be substantially paid out by the end of 2000.

      Phelps Dodge has decided to sell the Australian coal assets acquired in the merger. These assets consist of a 50 percent interest in the Springvale underground mine located in New South Wales, Australia, and a 48 percent interest in Oakbridge Limited which has three operating mines also located in New South Wales. These assets have been classified on the balance sheet as other current assets and prepaid expenses and were assigned an estimated net realizable value of $140 million based on an estimated pre-tax value of $150 million less $10 million for transaction costs and other provisions.

      The unaudited pro forma information set forth below is presented to show the estimated effect of the merger on the consolidated operations of Phelps Dodge had it been consummated at the beginning of each period, after giving effect to certain adjustments, including additional depreciation and amortization of assets acquired. The pro forma financial information gives effect to Cyprus Amax’s disposition of its coal (1999) and lithium (1998) segments. Accordingly, the operating results and resulting gain (loss) of these segment’s have been excluded from income (loss) from continuing operations and included in net income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31

Pro Forma	1999	1998

	(Unaudited)

Revenue	$4,018	4,661

Income (loss) from continuing operations	$(419)	11

Net income (loss)	$(449)	207
Earnings (loss) per share

Income (loss) from continuing operations	$(5.32)	0.14

Net income (loss)	$(5.71)	2.63

      The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations of Phelps Dodge would have been had the acquisition of Cyprus Amax occurred on the dates presented, nor is it necessarily indicative of future consolidated operating results. The pro forma adjustments do not include operating efficiencies and cost savings that Phelps Dodge expects to achieve.

  KKPC Acquisition

      In January 1999, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million. Our Columbian Chemicals subsidiary manages and operates the business, including the 110,000 metric-ton-per-year manufacturing plant located in Yosu, South Korea.

  Copebras Acquisition

      In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220.0 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black.

  Cobre Acquisition

      On February 3, 1998, we acquired the stock of Cobre Mining Company Inc. (Cobre) for $108.7 million including acquisition costs. The acquisition was at a price of $3.85 per common share for Cobre’s 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding land, including mineral rights, located in southwestern New Mexico adjacent to the Company’s Chino Mines Company (Chino) operations. On October 21, 1998, we indefinitely suspended underground mining at Cobre due to low copper prices. On March 17, 1999, the remaining operations were suspended. Cobre remains on care and maintenance status.

3.  Non-Recurring Charges and Provisions

  1999 Asset Impairments and Provisions

      During the 1999 fourth quarter, we recorded non-recurring, pre-tax charges for asset impairments of $320.4 million at Phelps Dodge Mining Company (PD Mining) and $21.7 million at Phelps Dodge Industries (PD Industries). The PD Mining impairments included the write-down of the Hidalgo smelter in New Mexico ($201.5 million) and the Metcalf concentrator at the Morenci operations in Arizona ($88.0 million). As a result of the successful acquisition of Cyprus Amax and the planned conversion of Morenci to a mine-for-leach operation, the Hidalgo smelter is expected to be reconfigured to allow it to continue to be a reliable source of acid. Management also determined that the Metcalf concentrator, which was on standby, would thereafter be permanently closed and the Morenci concentrator, which will be required through the mine-for-leach start-up, subsequently will be maintained on standby to provide alternative processing capability. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, as the Company began integrating the acquired Cyprus Amax mining properties, a review of copper resources was performed and a determination of the viability of each resource reviewed was made. Based on that review, PD Mining wrote off a mine development project at the Tyrone operation in New Mexico ($11.9 million) and wrote off a mine development project at the Copper Basin operation in Arizona ($6.8 million). Management further decided to write down a real estate development project in Arizona ($12.2 million). The PD Industries’ impairment charge comprised $6.7 million for the write off of an equity investment in China (charged to non-operating expense) and $15.0 million for the impairment of value of the wire and cable segment’s telecommunications assets ($3.1 million of which was charged to non-operating expense). The minority interest add-back against the impairment of value of the telecommunications assets totaled $1.5 million.

      During the 1999 fourth quarter, the Company also recognized a non-recurring, pre-tax charge of $28.2 million for estimated future costs associated with environmental matters applicable to PD Mining. See Note 19 to the Consolidated Financial Statements for further discussion of environmental matters.

  1999 Restructuring Charges

      On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by (i) curtailing higher cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the Metcalf concentrator, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at Columbian Chemicals Company’s carbon black plant in the Philippines. These actions resulted in a total non-recurring, pre-tax charge of $84.7 million (or $58.7 million, $1.01 per share, after taxes and minority interests) in the 1999 second quarter, a pre-tax charge of $1.1 million (or $0.7 million, $0.01 per share, after taxes) in the 1999 third quarter and a pre-tax charge of $10.9 million (or $6.3 million, $0.09 per share, after taxes and minority interests) in the 1999 fourth quarter. Total 1999 non-recurring charges for the June 30, 1999, restructuring plan were $96.7 million (or $65.7 million, $1.07 per share, after taxes and minority interests).

      PD Mining’s $36.6 million in non-recurring, pre-tax charges from the June 30, 1999, restructuring plan included $7.0 million from a loss on the sale of our fluorspar mining operation in South Africa. Also included in the restructuring plan were charges associated with employee severance ($6.9 million), pension and other postretirement obligations ($9.0 million), environmental cleanup ($7.3 million) and mothballing and take or pay contracts ($6.4 million). Approximately 900 positions, including temporary and contract employees, have been or are in the process of being eliminated as part of the plan. The current liability components of the restructuring plan related to employee severance, mothballing and take or pay contracts during 1999 were as follows:

		Mothballing/
		Take or
	Employee	Pay
	Severance	Contracts	Total

June 30, 1999 balance	$8.2	6.4	14.6

Reclassification of restructure*	(1.3)	—	(1.3)

Payments made	(5.5)	(2.9)	(8.4)

December 31, 1999	$1.4	3.5	4.9

*	Reclassified to pension and postretirement benefit obligations.

      Our specialty chemicals segment had non-recurring, pre-tax charges of $19.9 million in the 1999 second quarter from the June 30, 1999, restructuring plan. Included in that amount were costs associated with asset and investment write-offs ($14.9 million), environmental and disposal and dismantling ($3.0 million), and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee severance ($2.0 million). That non-recurring charge was decreased by $2.2 million in the 1999 fourth quarter to $17.7 million, primarily due to a reassessment of expected obligations. Approximately 80 positions have been or are in the process of being eliminated as part of the plan. The current liability components of the restructuring plan related to employee severance and disposal and dismantling costs during 1999 were as follows:

		Disposal
	Employee	and
	Severance	Dismantling	Total

June 30, 1999 balance	$2.0	2.0	4.0

Adjustment to the restructure*	(0.4)	—	(0.4)

Payments made	(0.6)	(0.1)	(0.7)

December 31, 1999	$1.0	1.9	2.9

*	Revised assessment of severance expenses.

      Our wire and cable segment had non-recurring, pre-tax charges of $42.2 million in 1999 from the June 30, 1999, restructuring plan. Included in the 1999 restructuring plan charges were fixed and other asset write-offs ($23.8 million), lease payments ($1.7 million), employee severance and relocation ($6.4 million), equipment disposal, dismantling and relocation ($4.6 million), pension and postretirement obligations ($3.8 million) and the write off of an equity basis investment ($1.9 million). Nearly 200 full-time, permanent positions have been or are in the process of being eliminated as part of the plan. The current liability components of the restructuring plan related to employee severance and relocation and equipment disposal and dismantling and relocation during 1999 were as follows:

		Equipment
	Employee	Disposal,
	Severance &	Dismantling &
	Relocation	Relocation	Total

June 30, 1999 balance	$5.0	1.0	6.0

Relocation expenses*	1.1	3.7	4.8

Additional severance	1.6	—	1.6

Reclassification of the restructure**	(1.4)	—	(1.4)

Payments made	(3.1)	(3.7)	(6.8)

December 31, 1999	$3.2	1.0	4.2

*	Relocation costs are charged to expense as incurred.

**	Reclassification of severance to pension and postretirement benefit obligations.

  Sale of Accuride

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Sale of Black Mountain

      Effective October 1, 1998, we sold our 44.6 percent interest in Black Mountain Mineral Development Company to Amcoal Colliery and Industrial Operations Limited, a public company incorporated in South Africa. The sale resulted in a pre-tax loss of $27.0 million ($26.4 million after taxes, or $0.45 per common share) including the write off of cumulative translation adjustments. Under the terms of the sales agreement, we received total proceeds of $18.5 million from the transaction.

  1998 Charges

      During 1998, we recorded non-recurring, pre-tax charges of $5.5 million, at PD Mining for costs associated with indefinite closures and curtailments of certain mining operations and $2.3 million at the wire and cable segment for an early retirement program. These charges reduced net income by $5.6 million, or 10 cents per common share, after taxes.

  1997 Charges

      During 1997, we recorded non-recurring, pre-tax charges of $42.1 million primarily at PD Mining. These charges reflect additional provisions of $23.0 million for estimated future costs associated with environmental matters and $19.1 million for a voluntary early retirement program. These charges reduced net income in 1997 by $29.0 million, or 47 cents per common share, after taxes.

4.  Investments and Long-Term Receivables

      Investments and long-term receivables were as follows:

	1999	1998

Equity basis:

International wire and cable manufacturers	$10.8	22.3

SIMSA 26.67% (Peruvian zinc mining company)	14.0	13.8

Port Cartaret (50%)	16.2	—

Other	13.0	5.0

Cost basis and notes receivable:

Southern Peru Copper Corporation (13.9%)	13.2	13.2

General Foods Corporation	18.7	—

Other	50.2	31.3

	$136.1	85.6

      Equity earnings (losses) were as follows:

	1999	1998	1997

International wire and cable manufacturers	$4.2	(5.9)	3.9

Black Mountain (see Note 3)	—	1.6	3.7

Other	0.9	0.1	4.1

	$5.1	(4.2)	11.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dividends from equity basis investments were received as follows:

	1999	1998	1997

International wire and cable manufacturers	$—	0.1	0.3

Black Mountain (see Note 3)	—	1.1	3.4

SIMSA	—	0.4	0.8

Other	0.7	—	0.6

	$0.7	1.6	5.1

      Our retained earnings include undistributed earnings of equity basis investments of: 1999 — $67.9; 1998 — $63.5; 1997 — $69.3.

      Condensed financial information for our equity basis investments as of December 31, 1999, was as follows:

	1999	1998	1997

Sales	$162.8	161.9	395.6

Net income (loss)	1.1	(12.5)	32.4

Net current assets	$49.7	7.3	49.3

Fixed assets, net	152.2	101.2	151.7

Long-term debt	(37.9)	(2.7)	(19.2)

Other assets and liabilities, net	(4.3)	(8.9)	(2.9)

Net assets	$159.7	96.9	178.9

5.  Interest Expense, Net of Amount Capitalized

      We reported net interest expense in 1999 of $120.2 million, compared with $94.5 million in 1998 and $62.5 million in 1997. Net interest expense increased in 1999, primarily due to the inclusion of $24.5 million of interest expense on Cyprus Amax acquired debt. The debt acquired with the purchase of Cyprus Amax totaled $1,595.6 million, which was reduced by $15.2 million to reflect the fair value of the obligations at the acquisition date. Net interest expense increased in 1998, primarily due to the full year inclusion of $250.0 million of notes payable issued in the fourth quarter of 1997, and the completion in 1997 of the Candelaria expansion project resulting in a decrease of capitalized interest costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Miscellaneous Income and Expense, Net

      Miscellaneous income and expense, net for the years ended December 31 were as follows:

	1999	1998	1997

Interest income	$17.9	23.5	22.2

Wire and cable segment asset impairments*	(11.6)	—	—

Asarco merger termination (net of related expenses)	14.0	—	—

Loss on sale of Black Mountain	—	(27.0)	—

Dissolution of Sumitomo joint venture**	—	10.3	—

Greek cost basis investment share exchange***	—	—	6.0

Southern Peru Copper Corporation dividend (13.9% minority interest)	1.7	5.7	14.1

Foreign currency exchange loss	(13.0)	(5.7)	(9.6)

Other	0.1	2.0	0.7

	$9.1	8.8	33.4

*	Asset impairment of equity basis investments in Cobre Colada ($1.8), PD Philippines ($3.1) and PD Yantai ($6.7).

**	Dissolution of joint ventures between Phelps Dodge and Sumitomo Electric Industries, Ltd., at five wire and cable manufacturing and support companies.

***	The exchange of shares of a cost basis investment in a wire and cable business located in Greece.

7.  Income Taxes

      We use the asset and liability approach for accounting and reporting income taxes. Changes in tax rates and laws are reflected in income from operations in the period such changes are enacted. Balance sheet classification of deferred income taxes is determined by the balance sheet classification of the related asset or liability.

      Geographic sources of income (loss) before taxes, minority interests and equity in net earnings of affiliated companies for the years ended December 31 were as follows:

	1999	1998	1997

United States	$(408.4)	344.2	468.6

Foreign	(18.3)	(7.2)	113.3

	$(426.7)	337.0	581.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes for the years ended December 31 were as follows:

	1999	1998	1997

Current:

Federal	$1.3	54.4	89.9

State	0.2	9.1	15.0

Foreign	23.8	26.6	34.8

	25.3	90.1	139.7

Deferred:

Federal	(187.3)	37.8	22.4

State	(8.0)	5.3	6.0

Foreign	3.6	0.8	12.3

	(191.7)	43.9	40.7

Deferred taxes on start-up costs	1.2	—	—

	$(165.2)	134.0	180.4

      A reconciliation of the U.S. statutory tax rate to our effective tax rate was as follows:

	1999	1998	1997

Statutory tax rate	(35.0)%	35.0	35.0

Depletion	(1.4)	(2.5)	(7.5)

State and local income taxes	(1.8)	2.9	2.3

Effective international tax rate	5.4	7.7	1.0

Adjustments to prior years	(6.8)	—	—

Other items, net	0.6	(3.1)	0.2

Effective tax rate	(39.0)%	40.0	31.0

      We paid federal, state, local and foreign income taxes of approximately $31 million in 1999, compared with approximately $77 million in 1998 and $173 million in 1997.

      At December 31, 1999, we had alternative minimum tax credits of approximately $236 million available for carryforward for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax in any given year.

      The Company has alternative minimum foreign tax credit carryforwards for federal income tax purposes of approximately $31 million, of which approximately $5 million will expire in 2000 if not used.

      The Company has U.S. net operating loss carryforwards for regular tax purposes of $384 million expiring from 2000 to 2014, and Chilean net operating loss carryforwards of $488 million that do not expire. The U.S. losses include $148 million of Cyprus Amax Separate Return Limitation Year net operating losses and $236 million of Cyprus Amax U.S. net operating loss carryforwards that are subject to annual limitations after the acquisition because of the U.S. Internal Revenue Code Section 382 change in ownership rules. The annual limitation on the use of these losses is approximately $98 million. The Company also has alternative minimum tax net operating loss carryforwards of approximately $206 million which expire in 2019.

      A valuation allowance of $138 million has been recorded against all of these benefits.

      In December 1999, we received and accepted Notices of Tax Due for the years 1992 and 1993 from the Internal Revenue Service (IRS). The IRS audit of the year 1994 resulted in a refund. Issues settled for the years 1992 through 1994 also impacted the years 1990 and 1991 and enabled us to enter a closing agreement with the IRS for the years 1990 and 1991. We are currently awaiting receipt of an executed copy of the closing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement from the IRS. As a result of these settlements, we recorded a $30 million reduction in our tax liabilities.

      The Phelps Dodge federal income tax returns for the years 1995 through 1997 are currently under examination by the IRS. The Cyprus Amax federal income tax returns for the years 1994 through 1996 are also currently under examination by the IRS. The IRS has raised a number of issues in the current examinations that may result in proposed additional assessments of income tax at the conclusion of the current examinations. Our management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations.

      Deferred income tax assets (liabilities) comprised the following at December 31:

	1999	1998

Minimum tax credits	$235.8	65.0

Postretirement and postemployment benefits	120.3	60.2

Reserves	281.6	70.2

Mining costs	114.2	47.4

Inventories	13.2	3.8

Exploration and mine development costs	27.5	2.0

Assets held for sale	60.6	—

NOL carryovers	206.4	—

Other	12.9	1.9

Deferred tax assets	1,072.5	250.5

Valuation allowance	(137.7)	—

Net deferred tax assets	934.8	250.5

Depreciation	(972.5)	(637.7)

Mining properties	(212.0)	(53.0)

Pensions	(21.1)	(23.9)

Deferred tax liabilities	(1,205.6)	(714.6)

	$(270.8)	(464.1)

      Income taxes have not been provided on our share ($571 million) of undistributed earnings of international manufacturing and mining interests abroad over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholdings and U.S. tax, net of foreign tax credits, in the amounts of $83 million and $61 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Inventories and Supplies

      Inventories at December 31 were as follows:

	1999	1998

Metals and other raw materials	$413.8	183.0

Work in process	15.2	16.0

Finished manufactured goods	66.6	63.9

Other	2.7	3.1

	$498.3	266.0

      Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $82 million and $110 million at December 31, 1999 and 1998, respectively.

      Supplies in the amount of $149.0 million and $110.9 million at December 31, 1999 and 1998, respectively, are stated net of a reserve for obsolescence of $8.4 million and $6.7 million, respectively.

9.  Property, Plant and Equipment

      Property, plant and equipment at December 31 comprised the following:

	1999	1998

Buildings, machinery and equipment	$6,343.8	5,366.1

Mining properties	1,660.9	299.7

Capitalized mine development	312.0	311.5

Land and water rights	377.8	103.9

	8,694.5	6,081.2

Less accumulated depreciation, depletion and amortization	2,656.8	2,494.0

	$6,037.7	3,587.2

10.  Other Assets and Deferred Charges

Other assets and deferred charges at December 31 were as follows:

	1999	1998

Goodwill, less accumulated amortization (1999 — $30.6; 1998 — $23.2)	$171.6	226.2

Employee benefit plans	129.3	119.3

Debt issue costs	22.7	27.5

Interest rate swaps	6.2	—

Other	15.1	10.0

	$344.9	383.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses at December 31 were as follows:

	1999	1998

Accounts payable	$296.6	227.9

Salaries, wages and other compensation	59.2	34.7

Employee benefit plans	45.0	27.5

Insurance reserves	19.3	14.7

Environmental reserves*	81.7	21.6

Smelting, refining and freight	61.0	22.6

Other accrued taxes	33.3	16.4

Other shutdown reserves	26.3	16.8

Restructure reserve**	16.4	—

Accrued utilities	15.3	4.3

Interest***	49.1	18.5

Returnable containers	4.6	3.9

Other	78.7	42.4

	$786.5	451.3

*	Short-term portion of these reserves. Please refer to Note 12, Other Liabilities and Deferred Credits, for further discussion.

**	Please refer to Note 3, Non-recurring Charges and Provisions, for further discussion of this reserve.

***	Interest paid by the Company in 1999 was $121.0 million, compared with $94.9 million in 1998 and $72.6 million in 1997.

12.  Other Liabilities and Deferred Credits

      Other liabilities and deferred credits at December 31 were as follows:

	1999	1998

Postretirement and postemployment benefit plans*	$306.9	166.0

Other employee benefit plans*	141.8	69.8

Environmental reserves**	254.4	84.4

Insurance reserves	20.0	25.6

Closure and restructuring***	118.9	3.6

Lease purchase obligation	18.7	—

Other	18.7	10.3

	$879.4	359.7

*	Please refer to Note 17, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Environmental reserves increased $170.0 million, primarily due to the acquired Cyprus Amax reserves of $213.6 million, partially offset by the reclassification of $27.7 million to current liability.

***	Closure and restructuring includes $112.8 million in closure reserves from the Cyprus Amax acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Long-Term Debt and Other Financing

      Long-term debt at December 31 is summarized below:

	1999	1998

10.125% Notes due 2002	$158.0	—

9.875% Notes due 2001	94.5	—

8.375% Debentures due 2023	151.2	—

7.96% Notes due 2000	15.0	35.0

7.75% Notes due 2002	100.0	100.0

7.375% Notes due 2007	236.8	—

7.125% Debentures due 2027	150.0	150.0

6.625% Notes due 2005	234.4	—

6.375% Notes due 2004	100.0	100.0

Air Quality Control Obligations:

5.45% Notes due 2009	81.1	81.1

6.50% Installment sale obligations due 2013	90.0	90.0

Candelaria Project Financing	269.8	304.8

Columbian Tiszai Carbon Ltd. (Hungary)	2.0	6.0

Columbian Carbon Spain, S.A.	3.5	6.0

Columbian Chemicals Canada	6.8	6.5

Phelps Dodge Wire & Cable Group	16.6	21.8

Phelps Dodge Dublin	5.0	—

Capital Lease Obligation interest rates range from 7.2% to 8.2% due from 2000 through 2005	25.9	—

El Abra Project Financing	402.6	—

Cerro Verde Project Financing	90.0	—

Various Pollution Control and Industrial Development Revenue Bonds	46.5	—

Cerro Verde Bank Loan, 10.5% for 1999, due 2004	23.0	—

Other	1.1	3.7

Long-term debt and capital lease obligations, including current portion	2,303.8	904.9

Less current portion	(131.3)	(68.5)

Long-term debt, excluding current portion	$2,172.5	836.4

      Annual maturities of debt outstanding at December 31, 1999, are as follows: 2000 — $131.3; 2001 — $205.2; 2002 — $365.4; 2003 — $138.4; 2004 — $234.4.

      An existing revolving credit agreement between the Company and several lenders was amended on June 25, 1997. The agreement, as amended and restated, permits borrowings of up to $1 billion from time to time until its scheduled maturity on June 25, 2002. The agreement allows for two, one-year renewals beyond the scheduled maturity date if we request and receive approval from those lenders representing at least two-thirds of the commitments provided by the facility. In the event of such approval, total commitments under the facility would depend upon the willingness of other lenders to assume the commitments of those lenders electing not to participate in the renewal. Interest is payable at a fluctuating rate based on the agent bank’s prime rate or at a fixed rate, based on the London Interbank Offered Rate (LIBOR) or at fixed rates offered independently by the several lenders, for maturities of between seven and 360 days. This agreement provides for a facility fee of six and one-half basis points (0.065 percent) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.1 billion and limits indebtedness to 50 percent of total consolidated capitalization. There were no borrowings under this agreement at either December 31, 1999, or December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We established a commercial paper program on August 15, 1997, under a private placement agency agreement between us and two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any one time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by us and the placement agents at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. Borrowings under this commercial paper program were $349.4 million at December 31, 1999. There were no borrowings under the commercial paper program at December 31, 1998.

      Short-term borrowings, excluding borrowings under our corporate commercial paper program, were $101.8 million, all by our international operations, at December 31, 1999, compared with $116.1 million at December 31, 1998. The decrease was primarily due to repayments of outstanding borrowings by our wholly owned subsidiary in Brazil.

      The weighted average interest rate on total short-term borrowings at December 31, 1999, and December 31, 1998, was 7.8 percent and 24.4 percent, respectively.

      In order to fund the cash portion of the Cyprus Amax acquisition price, we borrowed $650 million from a U.S. bank on October 21, 1999, under a one-month bridge financing facility. Interest and costs of $3.2 million (or 6.0075 percent annualized) were paid in November with cash acquired through the merger.

      As of December 31, 1999, our 80 percent-owned joint-venture Candelaria mining operation in Chile, had outstanding project financing of $269.8 million. The debt comprises $237.0 million of floating-rate, dollar-denominated debt and $32.8 million of fixed-rate, dollar-denominated debt. The debt and repayments are scheduled to vary from period to period with all debt maturing by the year 2008. Candelaria did not borrow funds in 1999. All floating rate debt is tied to six-month LIBOR, but has been converted to 7.84 percent, fixed-rate debt with the use of interest rate swap agreements. The debt obligations and the interest rate swaps are non-recourse to us. Under the proportional consolidation method, the debt amounts listed above represent our 80 percent share.

      In October 1999, as part of the acquisition of Cyprus Amax, the Company assumed long-term debt with a stated value of $1,595.6 million, which was reduced by $15.2 million to reflect the fair market value of these obligations at the acquisition date. The net discount will be amortized over the term of the notes, debentures and bonds and recorded as interest expense. Following is a brief description of the debt assumed in the merger:

      Immediately after the acquisition, a $100 million term loan facility scheduled to mature in 2001 was retired with available cash.

      The 10.125 percent Notes, due in 2002, bear interest payable semi-annually on April 1 and October 1. In the event of both a Designated Event and a Rating Decline (as defined in the agreement), each holder of a note may require the Company to redeem the holder’s notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption.

      The 9.875 percent Notes, due June 13, 2001, are not redeemable prior to maturity and are secured by certain principal property of the Company. The interest is paid semi-annually on June 13 and December 13.

      The 8.375 percent Debentures, due in 2023, bear interest payable semi-annually on February 1 and August 1. The debentures are not redeemable prior to February 1, 2003. On or after that date, at the option of the Company, the debentures may be redeemed in whole or in part at 103.73 percent of the principal amount, together with any accrued and unpaid interest, declining at the rate of 0.375 percent per year to February 1, 2013, and at 100 percent thereafter. The debentures are general unsecured obligations of the Company and rank senior in right of payment to all subordinated securities.

      The 7.375 percent Notes, due May 15, 2007, bear interest payable semi-annually on May 15 and November 15. The notes are not redeemable by the Company prior to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 6.5625 percent Notes, due October 15, 2005, bear interest payable semi-annually on October 15 and April 15. The notes are not redeemable by the Company prior to maturity.

      On December 31, 1999, our 51 percent-owned El Abra mining joint venture had outstanding financing composed of senior debt consisting of $850 million in project financing provided by a syndicate of banks and $150 million of original financing provided by a German financial institution. The Company currently has guarantees outstanding of $157.9 million of the original $850 million tranche. Cyprus Amax’s proportional share of the original $1 billion borrowings was $510 million, of which $402.6 million remains outstanding at year-end 1999. The debt has a 9.5 year term, due May 15, 2007, and requires semi-annual principal payments that began on May 15, 1998. The weighted average interest rate on this debt at December 31, 1999, was 6.6 percent. The loan agreement specifies certain restrictions on additional borrowings by El Abra and on dividend and subordinated debt payments. Under the proportional consolidation method, the debt amounts listed above represent our 51 percent share.

      On December 31, 1999, our 82 percent-owned Cerro Verde mine, had project financing composed of two tranches, an $80 million facility that requires semi-annual installments of varying amounts through April 1, 2005, and a $30 million revolving bullet loan currently due in the year 2003. There was $90.0 million outstanding under these facilities at year-end 1999. The bullet facility may be extended for one year on each anniversary. The weighted average interest rate on this debt at December 31, 1999, was 9.6 percent. Both financings are secured by proceeds from sales collections, plus a pledge of $45 million in assets on the bullet loan.

      The various pollution control and industrial development revenue bonds are due from 2001 through 2009. The interest on the bonds is paid either quarterly or semi-annually at various times of the year. The weighted average interest rates on these bonds at December 31, 1999, ranged from 3.9 percent to 13.9 percent.

      In September 1999, Cyprus Amax obtained a $34 million bank loan for the Cerro Verde copper mine in Peru of which $23 million was outstanding at December 31, 1999. The loan is payable on September 30, 2004. The weighted average interest rate at December 31, 1999, was 10.5 percent.

14.  Shareholders’ Equity

      During the 1999 fourth quarter, we issued 20.6 million common shares along with a cash payment to acquire Cyprus Amax. On May 7, 1997, we announced that our board of directors had authorized the purchase of up to 6 million of our common shares, approximately 10 percent of our then outstanding shares. As of December 31, 1999, there were 78,656,000 shares outstanding and 1.7 million shares authorized for purchase under the 1997 authorization. During 1998, we purchased 731,500 common shares under the 1997 authorization at a total cost of $35.4 million.

      We have 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 1999, or December 31, 1998.

      We have in place a Preferred Share Purchase Rights Plan that contains provisions to protect stockholders in the event of unsolicited offers or attempts to acquire Phelps Dodge, including acquisitions in the open market of shares constituting control without offering fair value to all stockholders and other coercive or unfair takeover tactics that could impair the board of directors’ ability to represent the stockholders’ interests fully.

15.  Stock Option Plans; Restricted Stock

      Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1987, 1993 and 1998. The option price equals the fair market value of the common shares on the day of the grant and an option’s maximum term is 10 years. Options granted vest ratably over a three-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If an optionee exercises an option under the 1987, 1993 or 1998 plan with already owned shares of the Company, the optionee receives a “reload” option that restores the option opportunity on a number of common shares equal to the number of shares used to exercise the original option. A reload option has the same terms as the original option except that it has an exercise price per share equal to the fair market value of a common share on the date the reload option is granted and is exercisable six months after the date of grant.

      The 1998 plan provides (and the 1993 and 1987 plan provided) for the issuance to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 281,850 shares of Restricted Stock outstanding at December 31, 1999, and 1,040,258 shares available for grant.

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

      At December 31, 1999, 3,147,968 shares were available for option grants (including 1,040,258 shares as Restricted Stock awards) under the 1998 plan. These amounts are subject to future adjustment as described in the plan agreement. No further options may be granted under the 1993, 1989 or 1987 plans.

      During 1999, the Company awarded 97,400 shares of Restricted Stock under the 1998 plan, with a weighted-average fair value at the date of grant of $57.29 per share. Compensation expense related to this award was $5.6 million for 1999.

      In addition, former Cyprus Amax stock options were converted to 1,870,804 in Phelps Dodge options. These options retain the terms by which they were originally granted under the Cyprus Amax Management Incentive Program. These options carry a maximum term of 10 years and became fully vested upon the acquisition of Cyprus Amax. Exercise periods ranged up to eight years at acquisition. No further options may be granted under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes during 1997, 1998 and 1999 in options outstanding for the combined plans were as follows:

		Average option
	Shares	price per share

Outstanding at December 31, 1996	3,199,194	$60.76

Granted	1,110,431	69.33

Exercised	(827,243)	52.30

Expired or terminated	(47,891)	69.63

Outstanding at December 31, 1997	3,434,491	65.44

Granted	1,075,784	55.45

Exercised	(64,332)	50.25

Expired or terminated	(174,423)	66.85

Outstanding at December 31, 1998	4,271,520	63.10

Granted	1,208,176	52.93

Cyprus Amax options converted	1,870,804	68.30

Exercised	(80,517)	48.53

Expired or terminated	(65,190)	64.24

Outstanding at December 31, 1999 *	7,204,793	62.89

*	Exercise prices for options outstanding at December 31, 1999, range from a minimum of approximately $27 per share to a maximum of approximately $102 per share. The average remaining maximum term of options outstanding is approximately seven years. The following table summarizes information concerning options outstanding based on a range of exercise prices.

			Average	Options	Average
Range	Options	Average	Outstanding	Exercisable	Exercisable
of Exercise	Outstanding	Remaining	Option	at	Option
Prices	at 12/31/99	Term	Price	12/31/99	Price

$20 – 40	274,224	9 years	$32.66	274,224	$32.66
40 – 60	2,880,034	9 years	53.34	1,053,948	53.18
60 – 80	3,611,567	6 years	69.63	3,353,943	69.94
80 – 100	311,608	4 years	83.58	308,940	83.59
100 – 120	127,360	4 years	102.14	127,360	102.14

	7,204,793		$62.89	5,118,415	$66.12

      Exercisable options at December 31, 1999:

		Average option
	Shares	price per share

PD Plans

1998 Plan	387,176	$55.38

1993 Plan	2,742,652	67.10

1989 Plan	49,364	50.10

1987 Plan	89,231	44.24

Cyprus Amax Plans	1,849,992	68.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes during 1997, 1998 and 1999 in Restricted Stock were as follows:

Shares

Outstanding at December 31, 1996	227,700

Granted	15,250

Terminated	(800)

Outstanding at December 31, 1997	242,150

Granted	10,500

Terminated	(9,750)

Released	(46,750)

Outstanding at December 31, 1998	196,150

Granted	97,400

Terminated	(4,100)

Released	(7,600)

Outstanding at December 31, 1999	281,850

      In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply APB Opinion 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	1999	1998	1997

Net income (loss) — as reported	$(257.8)	190.9	408.5

Net income (loss) — pro forma	(265.5)	184.7	402.4

Earnings (losses) per share — as reported (basic)	(4.19)	3.28	6.68

Earnings (losses) per share — pro forma (basic)	(4.31)	3.17	6.56

Earnings (losses) per share — as reported (diluted)	(4.19)	3.26	6.63

Earnings (losses) per share — pro forma (diluted)	(4.31)	3.16	6.54

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	1999	1998	1997

Expected dividend yield	3.10%	2.98	3.02

Expected stock price volatility	32.0%	29.0	23.0

Risk-free interest rate	6.0%	4.4	5.8

Expected life of options	3 years	3 years	3 years

      The weighted-average fair value of options granted during 1999 was $12.18 per share, compared with $10.84 in 1998 and $10.62 in 1997.

16.  Pension Plans

      Our pension plans cover substantially all of our U.S. employees and certain employees of our international subsidiaries. Benefits are based on years of service and depending on the plan either final average salary or a fixed amount for each year of service. Participants generally vest in their benefits after five years of service. In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). For the underfunded plans, the aggregate benefit obligation is $52 million and the aggregate fair value of plan assets is $4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used:

	1999	1998

Assumptions:

Discount rate	7.75%	6.75

Rate of increase in salary levels	4.0%	4.0

Change in benefit obligation:

Benefit obligation at beginning of year	$793	699

Service cost — benefits earned during the period	20	17

Interest cost on benefit obligation	54	49

Employee contributions	—	1

Plan amendments	1	1

Actuarial loss (gain)	(119)	102

Benefits paid	(51)	(49)

Curtailments and settlements	(4)	6

Special termination benefits	13	2

Acquisitions	262	—

Divestitures	—	(30)

Currency translation adjustments	(2)	(5)

Benefit obligation at end of year	$967	793

Change in plan assets:

Fair value of plan assets at beginning of year	$792	778

Actual return on plan assets	115	90

Acquisitions	217	—

Divestitures	—	(30)

Employer contributions	2	2

Employee contributions	—	1

Currency translation adjustments	1	—

Benefits paid	(51)	(49)

Fair value of plan assets at end of year	$1,076	792

Funded status	$109	(1)

Unrecognized initial net liability (asset)	—	(1)

Unrecognized actuarial loss (gain)	(157)	9

Unrecognized prior service cost	35	42

Net amount recognized	$(13)	49

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$69	72

Accrued benefit liability	(89)	(36)

Intangible asset	2	4

Deferred tax benefit	2	3

Accumulated other comprehensive income	3	6

Net amount recognized	$(13)	49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our pension plans were valued between December 1, 1997, and January 1, 1998, and between December 1, 1998, and January 1, 1999. The obligations were projected to and the assets were valued as of the end of 1998 and 1999. Effective October 16, 1999, nine qualified and two non-qualified pension plans were obtained in conjunction with the acquisition of Cyprus Amax Minerals Company. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

      The assumptions used and the annual cost related to these plans consist of the following:

	1999	1998	1997

Assumptions:

Discount rate	6.75%	7.25	7.25

Expected long-term rate of return	9.5%	9.5	9.5

Rate of increase in salary levels	4.0%	4.0	4.0

Components of net periodic benefit cost:

Service cost — benefits earned during the period	$19.6	16.6	17.5

Interest cost on benefit obligation	54.3	48.4	46.8

Expected return on plan assets	(70.5)	(62.9)	(61.0)

Amortization of transition obligation (asset)	(1.3)	(1.8)	(1.8)

Amortization of prior service cost	4.4	4.2	4.3

Recognized actuarial loss	0.8	0.5	0.5

Net periodic benefit cost	$7.3	5.0	6.3

      We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost for the underfunded plans is $44 million while the minimum liability is $51 million. “Other Liabilities and Deferred Credits” at December 31, 1999, included $7 million relating to this minimum liability, compared with $13 million at December 31, 1998. This amount was offset by a $2 million intangible asset, a $3 million reduction in “Common Shareholders’ Equity” and a $2 million deferred tax benefit at December 31, 1999, compared with a $4 million intangible asset, a $6 million reduction in “Common Shareholders’ Equity” and a $3 million deferred tax benefit at December 31, 1998.

17.  Postretirement and Other Employee Benefits Other Than Pensions

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

      The following table presents the change in benefit obligation, change in plan assets and the funded status of the other postretirement benefit plans and the assumptions used:

	1999	1998

Assumptions:

Expected long-term rate of return on plan assets	8.0%	6.5

Weighted average discount rate	7.75%	6.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999	1998

Change in benefit obligation:

Benefit obligation at beginning of year	$175	162

Service cost — benefits earned during the year	5	4

Interest cost on benefit obligation	12	11

Actuarial loss (gain)	(25)	12

Benefits paid	(9)	(6)

Restructuring	2	—

Acquisitions	147	—

Divestitures	—	(8)

Benefit obligation at end of year	$307	175

Change in plan assets:

Fair value of plan assets at beginning of year	$10	10

Actual return on plan assets	1	1

Employer contribution	—	—

Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$10	10

Funded status	$(297)	(165)

Unrecognized actuarial loss (gain)	(15)	9

Unrecognized prior service cost	(1)	(1)

Net amount recognized (accrued benefit (liability))	$(313)	(157)

      The components of net periodic postretirement benefit cost were as follows:

	1999	1998	1997

Assumptions:

Expected long-term rate of return on plan assets	8.0%	6.5	8.0

Discount rate	6.75%	7.25	7.25

Components of net periodic benefit cost:

Service cost — benefits earned during the year	$5	4	4

Interest cost	13	11	11

Expected return on plan assets	(1)	(1)	(1)

Net periodic benefit cost	$17	14	14

      For 1999 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 11.0 percent for 2000 and is projected to decrease to 5.5 percent by 2008 and remain at that level. For 1998 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 6.9 percent for 1999 and was projected to decrease to 5.0 percent by 2008 and remain at that level.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1 percentage-point change in assumed health care cost trend rates assumed for postretirement benefits would have the following effects:

	1 Percentage-point

	Increase	Decrease

Effect on total of service and interest cost components	$1.1	(1.0)

Effect on postretirement benefit obligation	18.6	(16.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Our contributions amounted to $5.3 million in 1999, $5.0 million in 1998, and $5.4 million in 1997.

18.  Commitments

      Phelps Dodge leases mineral interests and various other types of properties, including shovels, offices, and miscellaneous equipment. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.

      Summarized below as of December 31, 1999, are future minimum rentals and royalties under non-cancelable leases:

	Operating	Mineral	Capital
	Leases	Royalties	Leases

2000	$17.1	1.8	11.7

2001	12.5	1.4	4.0

2002	8.4	1.4	4.0

2003	7.2	1.4	4.0

2004	7.0	1.4	4.2

After 2004	37.7	2.8	3.9

Total payments	$89.9	10.2	31.8

Present value of lease payments			25.9

Less current portion			(9.5)

Long-term capital lease obligations	$		16.4

      Summarized below as of December 31, 1999, is future sub-lease income:

Sublease Income

2000	$1.0

2001	2.2

2002	2.2

2003	2.2

2004	2.2

After 2004	8.2

Total	$18.0

      Rent and royalty charged to expense were:

	1999	1998	1997

Rental expense	$17.5	13.7	18.6

Mineral royalty	0.1	—	—

Total charges	$17.6	13.7	18.6

19.  Contingencies

      Phelps Dodge or its subsidiaries have been advised by the EPA, United States Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPA, the Forest Service or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions. Phelps Dodge has been named a “potentially responsible party” (PRP) or has received requests for information for several sites. Of the sites in which Phelps Dodge or its subsidiaries have been named a PRP, 19 are on the “National Priorities List” (NPL) and two have been proposed for listing. For all such sites, Phelps Dodge had an aggregate reserve of $208.7 million as of December 31, 1999, including reserves for Pinal Creek in Arizona, and Langeloth in Pennsylvania, for its share of the estimated liability.

      Liability estimates are based on an evaluation of among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a PRP, and the ability of other PRPs to pay their allocated portions. The cost range for reasonably expected outcomes for all sites excluding Pinal Creek and Langeloth is estimated to be from $28 million to $110 million, and work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the process.

      The sites for which Phelps Dodge has received a notice of potential liability or an information request that are currently considered to be the most significant are the Pinal Creek site, which has a cost range for reasonably expected outcomes estimated to be from $143 million to $250 million, and the former American Zinc and Chemical site in Langeloth, which has a cost range for reasonably expected outcomes estimated to be from $10 million to $67 million. Phelps Dodge has reserved $143 million for the Pinal Creek site.

      Cyprus Amax received an information request from the Pennsylvania Department of Environmental Protection regarding the former American Zinc and Chemical site. The site is currently being investigated by the state of Pennsylvania. Phelps Dodge has reserved $20 million for this site.

      Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We are presently litigating these disputes. Further, Phelps Dodge believes that it has other potential claims for recovery from other third parties, including the U.S. Government and other PRPs, as well as liability offsets through lower cost remedial solutions. Neither insurance recoveries nor other claims or offsets have been recognized in the financial statements unless such offsets are considered probable of realization.

      As of December 31, 1998, we had a reserve balance of $106.0 million for estimated future costs associated with environmental matters at shutdown operations or closed facilities within active operations. During 1999, net spending against that reserve totaled $20.0 million including $2.8 million at Cyprus Amax between October 16 and December 31. During the second quarter of 1999, we recorded an additional $8.3 million provision for estimated future costs associated with environmental matters directly related to our restructuring plan announced on June 30, 1999. Additionally, we recorded a $28.2 million provision in the fourth quarter of 1999 for estimated future costs associated with environmental matters. The acquisition of Cyprus Amax increased our reserve by $213.6 million. As of December 31, 1999, the reserve balance was $336.1 million.

      In 1993 and 1994, the New Mexico and Arizona legislatures, respectively, passed laws requiring the reclamation of mined lands in those states. The New Mexico Mining Commission adopted rules for the New Mexico program during 1994, and our operations began submitting the required permit applications in December 1994. The Arizona State Mine Inspector adopted rules for the Arizona program in January 1997, and our operations began submitting the required reclamation plans in 1997. Colorado also has a similar program. Reclamation is an ongoing activity and we recognize estimated reclamation costs using a units of production basis calculation. These laws and regulations will likely increase our regulatory obligations and compliance costs with respect to mine closure and reclamation.

      In 1997, issues of dispute arose between Phelps Dodge and the San Carlos Apache Tribe regarding our use and occupancy of the Black River Pump Station which delivers water to the Morenci operation. On May 12, 1997, the Tribe filed suit against us in San Carlos Apache Court, seeking our eviction from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tribe’s Reservation and claiming substantial compensatory and punitive damages, among other relief. In May 1997, we reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted which mandated dismissal of the tribal court suit. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by us. The legislation does not address any potential claims by the Tribe relating to our historical occupancy and operation of our facilities on the Tribe’s Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. By order dated October 13, 1997, the tribal court dismissed the lawsuit with prejudice, as contemplated by the legislation.

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

20.	Derivative Financial Instruments Held for Purposes Other Than Trading and Fair Value of Financial Instruments

      We do not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We will use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments, as summarized later in this note, are based on quoted market prices for similar instruments and on market closing prices at year end. A summary of the derivative instruments we hold is listed as follows:

  Copper Hedging

      Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges — the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly from time to time by speculative actions and by currency exchange rates.

      Some of our wire, cathode and rod customers request a fixed sales price instead of the COMEX or LME average price in the month of shipment or receipt. As a convenience to these customers, we enter into copper swap and futures contracts to hedge the sales in a manner that will allow us to receive the COMEX or LME average price in the month of shipment or receipt while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment or receipt, which generally results in the realization of the COMEX or LME average price.

      Because of the nature of the hedge settlement process, the net hedge value, rather than the sum of the face values of our outstanding futures contracts is a more accurate measure of our market risk from the use of such hedge contracts. The contracts that may result in market risk to us are those related to the customer sales transactions under which copper products have not yet been shipped.

      At December 31, 1999, we had futures and swap contracts for approximately 111 million pounds of copper with a net hedge value of $87 million and a total face value of approximately $125 million. At that date, we had $7 million in gains on these contracts not yet recorded in our financial statements because the copper products under the related customer transactions had not yet been shipped or received. These futures contracts had maturities of 30 months or less. At year-end 1998, we had futures and swap contracts in place

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for approximately 86 million pounds of copper at a net hedge value of $65 million and a total face value of approximately $138 million. We had $7 million in deferred, unrealized losses at that time.

      From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. For first quarter 2000 production, we have protection contracts in place that will give us a minimum monthly average LME price of 71 cents per pound for approximately 200 million pounds of copper cathode. For overall 2000 production, we have a combination of minimum (approximately 72 cents) and maximum (approximately 95 cents) annual average LME prices per pound for approximately 110 million pounds of copper cathode.

  Aluminum Hedging

      During 1999, our Venezuelan wire and cable operation entered into aluminum futures contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing aluminum cable contracted by customers. At December 31, 1999, we had futures contracts for approximately 1 million pounds of aluminum with a net hedge and total face value of approximately $1 million. At the end of the year, these contracts did not have any significant gains or losses that were not recorded in our financial statements. The maturities on these aluminum futures contracts were less than one year. At December 31, 1998, we had futures contracts for approximately 6 million pounds of aluminum with a net hedge and total face value of approximately $4 million. Prior to 1998, we had not entered into aluminum futures contracts.

  Foreign Currency Hedging

      We are a global company and we transact business in many countries and in many currencies. Foreign currency transactions increase our risks because exchange rates can change between the time agreements are made and the time foreign currencies are actually exchanged. One of the ways we manage these exposures is by entering into forward exchange and currency option contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur. We do not enter into foreign exchange contracts for speculative purposes. In the process of protecting our transactions, we may use a number of offsetting currency contracts. Because of the nature of the hedge settlement process, the net hedge value rather than the sum of the face value of our outstanding contracts is a more accurate measure of our market risk from the use of such contracts.

      At December 31, 1999, we had a net hedge and total face value of approximately $34 million in forward exchange contracts to hedge intercompany loans between our international subsidiaries or foreign currency exposures with our trading partners. The forward exchange contracts on December 31, 1999, had maturities of less than one year. At year-end 1998, we had foreign currency protection in place for $44 million to hedge intercompany loans. At year-end 1997, we had $158 million in both the net hedged amount and the total face value of the forward contracts. We did not have any significant gains or losses at year end that had not been recorded in our financial statements for each of the three years in the period ended December 31, 1999.

      At year-end 1999, our foreign currency protection contracts included the British pound, euro, German mark and Thai baht.

  Interest Rate Hedging

      In some situations, we may enter into structured transactions using currency swaps that result in lower overall interest rates on borrowings. We do not enter into currency swap contracts for speculative purposes. At year-end 1999, we had currency swap contracts in place with an approximate net hedged value and total face value of $21 million. These currency swaps involved swapping fixed-rate U.S. dollar loans into floating-rate Brazilian real loans. The currency swap contracts on this date had maturities of less than a year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, we are vulnerable to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to manage or limit such interest expense costs. We do not enter into interest rate swap contracts for speculative purposes. At year-end 1999, we had interest rate swap contracts in place with an approximate net hedged and total face value of $485 million. The interest rate swap on this date had maturities of nine years or less. At year-end 1998, our Candelaria copper mine had interest rate swaps to convert $264.9 million of floating-rate, dollar-denominated debt into fixed-rate debt for the life of the debt (through the year 2008). Under the terms of the floating-rate debt agreement, the Candelaria borrowings are scheduled to vary from period to period during the life of the debt. In order to match the projected changes in debt balances, the face value of the interest rate swaps approximate the amounts of the underlying debt.

  Credit Risk

      We are exposed to credit loss in cases when the financial institutions in which we have entered into derivative transactions (commodity, foreign exchange and currency/ interest rate swaps) are unable to pay us when they owe us funds as a result of our protection agreements with them. To minimize the risk of such losses, we only use highly rated financial institutions that meet certain requirements. We also periodically review the credit worthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we have dealt with will default on their obligations.

      The methods and assumptions we used to estimate the fair value of each group of financial instrument for which we can reasonably determine a value are as follows:

      Cash and cash equivalents — the financial statement amount is a reasonable estimate of the fair value because of the short maturity of those instruments.

      Investments and long-term receivables — the fair values of some investments are estimated based on quoted market prices for those or similar investments. The fair values of other types of instruments are estimated by discounting the future cash flows using the current rates at which similar instruments would be made with similar credit ratings and maturities.

      Long-term debt — the fair value of substantially all of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current notes offered to us for debt with similar remaining maturities.

      Derivative hedge instruments — the fair values of some derivative instruments are estimated based on quoted market prices and on calculations using market closing prices for those or similar instruments.

      Financial guarantees and standby letters of credit  — the fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle our obligations with the holders of the guarantees or letters of credit at year-end 1999. As a whole, we have various guarantees and letters of credit totaling $248 million. There is no market for our guarantees or standby letters of credit. Therefore, it is not practicable to establish their fair value.

      The estimated fair values of our financial instruments as of December 31, 1999, were as follows:

	Carrying	Fair
	Amount	Value

Cash and short-term investments	$234.2	234.2

Currency swap agreements — assets (liabilities)	—	(1.0)

Investments and long-term receivables (including amounts due within one year) for which it is practicable to estimate fair value*	82.1	261.5

Long-term debt (including amounts due within one year)	2,303.8	2,277.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying	Fair
	Amount	Value

Interest rate swap agreements — assets (liabilities)	—	5.8

Foreign currency exchange contracts — assets (liabilities)	(0.5)	(0.6)

*	Our largest cost basis investment is our minority interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. Based on the New York Stock Exchange closing market price of SPCC shares as of December 31, 1999, the estimated fair value of our investment in SPCC is approximately $173 million. Our ownership interest in SPCC is represented by our share of a class of SPCC common stock that is currently not registered for trading on any public exchange.

21.  Business Segment Data

      Our business consists of two divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment.

      Phelps Dodge Mining Company (PD Mining) is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration programs.

      Phelps Dodge Industries is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. The two business segments are specialty chemicals which comprises Columbian Chemicals Company and its subsidiaries, and wire and cable which comprises three worldwide product line businesses and a shared support services operation. The three product line businesses in the wire and cable segment are magnet wire, energy and telecommunications cables, and specialty conductors. Phelps Dodge Industries also included Accuride Corporation and its subsidiaries, our wheel and rim operations, until Accuride was sold effective January 1, 1998.

      Intersegment sales reflect the transfer of copper from Phelps Dodge Mining Company to Phelps Dodge Industries at the same prices charged to outside customers.

      The following tables give a summary of financial data by geographic area and business segment for the years 1997 through 1999. Major unusual items during the three-year period included (i) the fourth quarter 1999 acquisition of Cyprus Amax; pre-tax asset impairments of $320.4 million at Phelps Dodge Mining Company and $21.7 million at Phelps Dodge Industries; a pre-tax charge of $28.2 million for environmental provisions at Phelps Dodge Mining Company; a pre-tax charge of $36.6 million at Phelps Dodge Mining Company and $59.9 million at Phelps Dodge Industries for a restructuring plan announced on June 30, 1999; (ii) a 1998 pre-tax provision of $5.5 million at Phelps Dodge Mining Company for costs associated with indefinite mine shutdowns and curtailments; a $2.3 million pre-tax provision in our wire and cable segment, primarily for an early retirement program; and a $198.7 million pre-tax gain in other segments from the disposition of Accuride; and (iii) a 1997 pre-tax provision of $40.5 million included at Phelps Dodge Mining Company for costs associated with a voluntary early retirement program, environmental matters and other; and a 1997 pre-tax provision of $5.4 million included in Corporate, Unallocated and Reconciling Eliminations and operating income for costs associated with environmental matters and a voluntary early retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program. (See Notes 2 and 3 to the Consolidated Financial Statements for a further discussion of these issues.)

Financial Data by Geographic Area

	1999	1998	1997

Sales and other operating revenues:
Unaffiliated customers

United States	$2,093.8	2,141.0	2,870.9

Latin America	660.2	579.9	464.8

Other	360.4	342.5	578.6

	$3,114.4	3,063.4	3,914.3

Long-lived assets at December 31:

United States	$4,200.3	2,687.9	2,631.8

Latin America*	2,093.3	1,109.8	948.0

Other	242.8	239.6	318.0

	$6,536.4	4,037.3	3,897.8

* Long-lived assets in Chile	$1,261.5	645.1	689.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Data by Business Segment

	Phelps	Phelps Dodge Industries					Corporate,
	Dodge						Unallocated &
	Mining	Specialty	Wire &	Other*		Segment	Reconciling
	Company	Chemicals	Cable	Segments	Total	Subtotal	Eliminations**	Totals

	(In millions)

1999

Sales & other operating revenues:

Unaffiliated customers	$1,786.6	543.0	784.8	—	1,327.8	3,114.4	—	3,114.4

Intersegment	224.4	—	0.9	—	0.9	225.3	(225.3)	—

Depr., depl. and amort.	222.6	45.2	58.5	—	103.7	326.3	2.8	329.1

Non-recurring charges and provisions	(385.2)	(17.7)	(52.3)	—	(70.0)	(455.2)	(0.2)	(455.4)

Operating income (loss)	(301.0)	92.5	(42.8)	—	49.7	(251.3)	(64.3)	(315.6)

Interest income	6.9	4.4	2.4	—	6.8	13.7	4.2	17.9

Interest expense	36.1	40.5	16.0	—	56.5	92.6	27.8	120.4

Equity earnings (losses)	(0.9)	0.1	4.2	—	4.3	3.4	1.7	5.1

Income tax expense (benefit)	(126.9)	9.4	(13.5)	—	(4.1)	(131.0)	(34.2)	(165.2)

Equity basis investments	26.8	0.3	10.8	—	11.1	37.9	16.1	54.0

Assets at December 31	6,345.1	772.6	748.3	—	1,520.9	7,866.0	363.0	8,229.0

Expenditures for segment assets	148.7	121.1	28.5	—	149.6	298.3	(57.9)	240.4

1998

Sales & other operating revenues:

Unaffiliated customers	$1,677.7	454.6	931.1	—	1,385.7	3,063.4	—	3,063.4

Intersegment	248.7	—	1.6	—	1.6	250.3	(250.3)	—

Depr., depl. and amort.	191.5	43.3	56.5	—	99.8	291.3	2.0	293.3

Gain (loss) on asset disposition & other non-recurring charges	(5.5)	—	(2.3)	198.7	196.4	190.9	—	190.9

Operating income (loss)	110.3	87.6	67.3	198.7	353.6	463.9	(41.2)	422.7

Interest income	7.3	1.5	4.3	—	5.8	13.1	10.4	23.5

Interest expense	27.0	8.5	21.0	—	29.5	56.5	39.9	96.4

Equity earnings (losses)	1.7	—	(5.9)	—	(5.9)	(4.2)	—	(4.2)

Income tax expense (benefit)	38.8	26.5	26.7	67.6	120.8	159.6	(25.6)	134.0

Equity basis investments	18.7	0.1	22.3	—	22.4	41.1	—	41.1

Assets at December 31	3,218.2	729.5	879.2	—	1,608.7	4,826.9	209.6	5,036.5

Expenditures for segment assets	309.3	261.6	97.4	—	359.0	668.3	—	668.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Phelps	Phelps Dodge Industries					Corporate,
	Dodge						Unallocated &
	Mining	Specialty	Wire &	Other*		Segment	Reconciling
	Company	Chemicals	Cable	Segments	Total	Subtotal	Eliminations**	Totals

	(In millions)

1997

Sales & other operating revenues:

Unaffiliated customers	$2,173.3	429.5	978.5	333.0	1,741.0	3,914.3	—	3,914.3

Intersegment	288.4	—	2.6	—	2.6	291.0	(291.0)	—

Depr., depl. and amort.	172.4	37.2	51.4	20.7	109.3	281.7	2.0	283.7

(Provision) for environ. & other non-recurring charges	(40.5)	—	—	—	—	(40.5)	(5.4)	(45.9)

Operating income (loss)	459.2	74.9	83.1	49.8	207.8	667.0	(56.0)	611.0

Interest income	10.9	1.0	3.0	0.5	4.5	15.4	6.8	22.2

Interest expense	25.2	3.7	14.3	0.2	18.2	43.4	30.8	74.2

Equity earnings (losses)	4.5	(0.1)	4.6	2.7	7.2	11.7	—	11.7

Income tax expense (benefit)	132.2	27.1	30.0	18.7	75.8	208.0	(27.6)	180.4

Equity basis investments	27.7	0.2	28.3	24.8	53.3	81.0	—	81.0

Assets at December 31	3,026.8	490.3	889.4	356.5	1,736.2	4,763.0	202.2	4,965.2

Expenditures for segment assets	470.3	75.7	176.5	47.3	299.5	769.8	19.4	789.2

*	Other segments include Accuride Corporation which was sold effective January 1, 1998. (See Note 3 to the Consolidated Financial Statements for a further discussion of this sale.)

**	Represents corporate, unallocated and reconciling elimination activities and assets.

PART III

Items 10, 11, 12 and 13.

      The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions “Election of Directors,” “Beneficial Ownership of Securities,” “Executive Compensation” and “Other Matters” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 3, 2000 (the 2000 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 2000 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	1.	Financial Statements: Index on page 52.
	2.	Financial Statement Schedule: Index on page 52.
	3.	Exhibits:
	3.1	Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999, (SEC File No. 1-82)).
	3.2	By-Laws of the Corporation, as amended effective May 7, 1997 (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).
	4.1	Reference is made to Exhibits 3.1 and 3.2 above.
	4.2	Second Amended and Restated Credit Agreement, dated as of June 25, 1997, among the Corporation, several banks and other lending institutions, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 4.2 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).
	4.3	Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K and in the Corporation’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).
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
	4.4	Form of Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 to the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
4.6	Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
10.	Management contracts and compensatory plans and agreements.
10.1	The Corporation’s 1987 Stock Option and Restricted Stock Plan (the 1987 Plan), as amended to and including June 3, 1992, and form of Stock Option Agreement and form of Reload Option Agreement, both as modified through June 3, 1992 (incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Restricted Stock letter under the 1987 Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s 1990 10-K (SEC File No. 1-82)) and the amendment thereto dated June 25, 1992 (incorporated by reference to Exhibit 10.2 to the Corporation’s 1992 Form 10-K (SEC File No. 1-82)).
10.2	The Corporation’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Reg. No. 33-34363)).
10.3	The Corporation’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation’s 1994 Form 10-K (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b)(10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1, 10.2 and 10.3 above.
10.4	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).
10.5	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).
10.6	Modified form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.7	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).
10.8	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).
10.9	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)).
10.10	The Corporation’s Supplemental Savings Plan (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such Supplemental Savings Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)).
10.11	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).
10.12	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and of Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b)(10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1, 10.2 and 10.3 above.
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

(b)  Reports on Form 8-K:

      The Corporation filed 6 reports on Form 8-K during the quarter ended December 31, 1999. The following is a list of the filings and the date they were filed.

      Phelps Dodge filed a Current Report on Form 8-K on October 6, 1999, with respect to an Agreement and Plan of Merger among Phelps Dodge Corporation, AAV Corporation and Asarco Incorporated dated October 5, 1999.

      Phelps Dodge filed a Current Report on Form 8-K on October 8, 1999, with respect to a press release issued on October 8, 1999, stating that it could not raise its offer for Asarco Incorporated.

      Phelps Dodge filed a Current Report on Form 8-K on October 13, 1999, with respect to a press release issued on October 13, 1999, stating that its shareholders approved the issuance of shares for Cyprus Amax Minerals Company and Asarco Incorporated. The press release also stated that Phelps Dodge expected completion of the Cyprus Amax exchange offer and that it will not increase its offer for Asarco Incorporated.

      Phelps Dodge filed a Current Report on Form 8-K on October 22, 1999, stating that it had completed its exchange offer for Cyprus Amax Minerals Company.

      Phelps Dodge filed a Current Report on Form 8-K on December 2, 1999, with respect to a press release issued on December 2, 1999, that Phelps Dodge Corporation had completed the acquisition of Cyprus Amax Minerals Company.

      Phelps Dodge filed a Current Report on Form 8-K on December 30, 1999, for an amendment filed to provide unaudited pro forma combined financial information for the merger among Phelps Dodge Corporation, CAV Corporation and Cyprus Amax Minerals Company.

Schedule II

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions

	Balance at	Charged to			Balance
	beginning	costs and			at end
	of period	expenses	Other	Deductions	of period

	(In millions)

Reserve deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

December 31, 1999	$14.9	4.1	(0.6)	0.9	17.5

December 31, 1998	13.8	3.5	(0.9)	1.5	14.9

December 31, 1997	14.2	1.5	(0.6)	1.3	13.8

Supplies:

December 31, 1999	$6.7	3.4	0.2	1.9	8.4

December 31, 1998	8.7	0.9	(0.2)	2.7	6.7

December 31, 1997	8.9	0.6	0.2	1.0	8.7

Deferred Tax Asset:

December 31, 1999	$—	—	137.7	—	137.7

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION
(Registrant)

By:	RAMIRO G. PERU

Ramiro G. Peru
Senior Vice President
and Chief Financial Officer

March 20, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

J. STEVEN WHISLER J. Steven Whisler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2000

RAMIRO G. PERU Ramiro G. Peru	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2000

STANTON K. RIDEOUT Stanton K. Rideout	Vice President and Controller (Principal Accounting Officer)	March 20, 2000

Douglas C. Yearley (Chairman of the Board), Robert N. Burt, Archie W. Dunham,
William A. Franke, Paul Hazen, Manuel J. Iraola, Marie L. Knowles, Robert D.
Krebs, Southwood J. Morcott, Gordon R. Parker, Directors		March 20, 2000
By: RAMIRO G. PERU Ramiro G. Peru Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999, (SEC File No. 1-82)).
3.2	By-Laws of the Corporation, as amended effective May 7, 1997 (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).
4.1	Reference is made to Exhibits 3.1 and 3.2 above.
4.2	Second Amended and Restated Credit Agreement, dated as of June 25, 1997, among the Corporation, several banks and other lending institutions, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 4.2 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)).
4.3	Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K and in the Corporation’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).
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
4.4	Form of Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 to the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
4.5	Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
4.6	Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
10.	Management contracts and compensatory plans and agreements.

Exhibit
Number	Description of Document

10.1	The Corporation’s 1987 Stock Option and Restricted Stock Plan (the 1987 Plan), as amended to and including June 3, 1992, and form of Stock Option Agreement and form of Reload Option Agreement, both as modified through June 3, 1992 (incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Restricted Stock letter under the 1987 Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s 1990 10-K (SEC File No. 1-82)) and the amendment thereto dated June 25, 1992 (incorporated by reference to Exhibit 10.2 to the Corporation’s 1992 Form 10-K (SEC File No. 1-82)).
10.2	The Corporation’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Reg. No. 33-34363)).
10.3	The Corporation’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation’s 1994 Form 10-K (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b)(10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1, 10.2 and 10.3 above.
10.4	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).
10.5	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).
10.6	Modified form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).
10.7	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 1998 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).
10.8	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).

Exhibit
Number	Description of Document

10.9	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)).
10.10	The Corporation’s Supplemental Savings Plan (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such Supplemental Savings Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)).
10.11	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).
10.12	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and of Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b)(10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1, 10.2 and 10.3 above.
12	Statement re computation of ratios of total debt to total capitalization.
21	List of Subsidiaries and Investments.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.