Form 10-Q
period 2000-03-31
PHELPS DODGE CORP
filed 2000-05-12
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

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

Number of Common Shares outstanding at May 9, 2000:  78,721,000 shares.

i

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2000

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

Item 2. Management’s Discussion and Analysis

Results of Operations

Results of Phelps Dodge Mining Company

Results of Phelps Dodge Industries

Other Matters Relating to the Statement of Consolidated Operations

Changes in Financial Condition

Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information

Item 1. Financial Statements	First Quarter

	2000	1999

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited; in millions except per share data)

Sales and other operating revenues	$1,119.7	663.1

Operating costs and expenses

Cost of products sold (see Note 3)	873.4	529.0

Depreciation, depletion and amortization	119.4	73.2

Selling and general administrative expense (see Note 3)	32.2	24.5

Exploration and research expense	12.8	8.8

Non-recurring charges and other (see Note 6)	2.1	—

	1,039.9	635.5

Operating income	79.8	27.6

Interest expense	(55.4)	(24.1)

Capitalized interest	0.4	0.1

Miscellaneous income and expense, net	6.4	(7.4)

Income (loss) before taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of accounting change	31.2	(3.8)

Provision for taxes on income	(11.2)	(1.4)

Minority interests in consolidated subsidiaries	(1.4)	(0.4)

Equity in net earnings of affiliated companies	0.8	6.1

Income before cumulative effect of accounting change	19.4	0.5

Cumulative effect of accounting change (see Note 7)	—	(3.5)

Net income (loss)	$19.4	(3.0)

Average number of shares outstanding — basic	78.4	57.8

Basic earnings per share before cumulative effect of accounting change	$0.25	0.01

Cumulative effect of accounting change (see Note 7)	—	(0.06)

Basic earnings (loss) per share	$0.25	(0.05)

Average number of shares outstanding — diluted	78.8	57.9

Diluted earnings per share before cumulative effect of accounting change	$0.25	0.01

Cumulative effect of accounting change (see Note 7)	—	(0.06)

Diluted earnings (loss) per share	$0.25	(0.05)

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

	March 31,	December 31,
	2000	1999

Assets

Cash and cash equivalents	$311.6	234.2

Accounts receivable, net	557.7	541.5

Inventories	461.9	498.3

Supplies	149.3	149.0

Other current assets and prepaid expenses (see Note 9)	49.4	172.4

Deferred income taxes	101.5	98.0

Current assets	1,631.4	1,693.4

Investments and long-term accounts receivable	133.1	136.1

Property, plant and equipment, net	5,999.7	6,037.7

Non-current deferred income taxes	16.9	16.9

Other assets and deferred charges	345.9	344.9

	$8,127.0	8,229.0

Liabilities

Short-term debt	$374.7	451.2

Current portion of long-term debt	115.4	131.3

Accounts payable and accrued expenses	801.8	786.5

Accrued income taxes	26.0	49.3

Current liabilities	1,317.9	1,418.3

Long-term debt	2,173.9	2,172.5

Deferred income taxes	396.3	385.7

Other liabilities and deferred credits	879.7	879.4

	4,767.8	4,855.9

Minority interests in consolidated subsidiaries	99.1	96.3

Common shareholders’ equity

Common shares, 78.7 outstanding (12/31/99 - 78.7)	492.0	491.6

Capital in excess of par value	1,019.0	1,016.4

Retained earnings	1,939.8	1,959.8

Accumulated other comprehensive income (loss)	(178.1)	(180.3)

Other	(12.6)	(10.7)

	3,260.1	3,276.8

	$8,127.0	8,229.0

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,

	2000	1999

Operating activities

Net income (loss)	$19.4	(3.0)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	119.4	73.2

Deferred income taxes	6.3	(1.3)

Equity earnings net of dividends received	(0.2)	(6.1)

Changes in current assets and liabilities:

(Increase) decrease in accounts receivable	(6.3)	(32.4)

(Increase) decrease in inventories	24.9	16.0

(Increase) decrease in supplies	(0.5)	2.4

(Increase) decrease in prepaid expenses	(17.0)	—

(Increase) decrease in deferred income taxes	(0.1)	(0.4)

Increase (decrease) in interest payable	22.2	14.0

Increase (decrease) in other accounts payable	15.9	(36.7)

Increase (decrease) in accrued income taxes	(22.6)	(5.0)

Increase (decrease) in other accrued expenses	(32.3)	(5.3)

Non-recurring charges and provisions (see Note 6)	2.1	—

Other adjustments, net	(6.9)	8.8

Net cash provided by operating activities	124.3	24.2

Investing activities

Capital outlays	(62.2)	(30.5)

Capitalized interest	(0.4)	(0.1)

Investment in subsidiaries	(7.5)	(75.7)

Proceeds from asset dispositions and other (see Note 9)	149.4	0.3

Net cash provided by (used in) investing activities	79.3	(106.0)

Financing activities

Increase in debt	5.2	109.1

Payment of debt	(93.3)	(23.3)

Common dividends	(39.4)	(29.0)

Other, net	1.3	(0.1)

Net cash provided by (used in) financing activities	(126.2)	56.7

Increase (decrease) in cash and cash equivalents	77.4	(25.1)

Cash and cash equivalents at beginning of year	234.2	221.7

Cash and cash equivalents at end of period	$311.6	196.6

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares				Accumulated
			Capital in		Other		Common
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	Par Value	Earnings	Income (loss)	Other	Equity

Balance at December 31, 1999	78.7	$491.6	$1,016.4	$1,959.8	($180.3)	($10.7)	$3,276.8

Stock options exercised	—	0.1	0.9	—			1.0

Restricted shares issued, net	—	0.3	2.3	—		(1.9)	0.7

Other investment adjustments			(0.6)	—			(0.6)

Dividends on common shares				(39.4)			(39.4)

Comprehensive income:

Net income				19.4			19.4

Other comprehensive income, net of tax:

Translation adjustment					1.7		1.7

Unrealized gains on securities					0.5		0.5

Other comprehensive income					2.2		2.2

Comprehensive income							21.6

Balance at March 31, 2000	78.7	$492.0	$1,019.0	$1,939.8	($178.1)	($12.6)	$3,260.1

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; in millions)

		PD Industries				Corporate
	Phelps					Unallocated &
	Dodge	Specialty	Wire &		Segment	Reconciling
	Mining	Chemicals	Cable	Total	Subtotal	Eliminations*	Totals

1st Quarter 2000

Sales & other operating revenues:

Unaffiliated customers	$753.4	154.9	211.4	366.3	1,119.7	—	1,119.7

Intersegment	60.7	—	—	—	60.7	(60.7)	—

Non-recurring charges	—	—	2.1	2.1	2.1	—	2.1

Operating income (loss)	68.3	24.7	2.2	26.9	95.2	(15.4)	79.8

Assets at March 31	6,357.3	781.0	769.6	1,550.6	7,907.9	219.1	8,127.0

1st Quarter 1999

Sales & other operating revenues:

Unaffiliated customers	$344.1	131.0	188.0	319.0	663.1	—	663.1

Intersegment	51.8	—	—	—	51.8	(51.8)	—

Operating income (loss)	5.1	30.5	4.3	34.8	39.9	(12.3)	27.6

Assets at March 31	3,200.6	765.7	843.5	1,609.2	4,809.8	151.2	4,961.0

*	Represents corporate, unallocated and reconciling elimination activities and assets.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 1999. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2.	The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

3.	The 1999 first quarter reflects the reclassification of $4.9 million in operation support costs from selling and general administrative expenses to cost of products sold to conform to the current year presentation.

4.	Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. As of March 31, 2000, the company had a total of approximately 110 million pounds of year 2000 copper cathode production under various price protection agreements with various financial institutions. These annual contracts effectively ensure minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound. Additionally, monthly minimum priced contracts covering approximately 200 million pounds of first quarter 2000 copper cathode expired without payment to Phelps Dodge. The minimum and maximum prices are based on the average London Metal Exchange price for the protection period.

5.	Cyprus Amax Acquisition

Liabilities recorded in the acquisition of Cyprus Amax included costs of $22 million associated with merging Cyprus Amax’s operations into the company’s operations (e.g., lease and other cancellation costs and employee termination costs, primarily for duplicate administrative and management functions). Through March 31, 2000, we have paid $7 million for such costs, including approximately $6 million for employee termination and severance costs. Costs for these liabilities are expected to be substantially paid out by the end of 2000.

6.	1999 Restructuring Charges

On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by (i) curtailing higher-cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at our carbon black plant in the Philippines. These actions resulted in a total non-recurring, pre-tax charge of $96.7 million (or $65.7 million, $1.07 per share, after taxes and minority interests) in 1999 and $2.1 million (or $1.3 million, 1 cent per share, after taxes) in the 2000 first quarter.

Our mining segment had no charges in the 2000 first quarter from the June 30, 1999, restructuring plan. The current liability components of the restructuring plan for the mining segment related to employee severance, mothballing and take or pay contracts during the first quarter of 2000 were as follows:

(in millions)
		Mothballing/
		Take or
	Employee	Pay
	Severance	Contracts	Total

Dec. 31, 1999 balance	1.4	3.5	4.9

Payments made	(0.4)	(0.3)	(0.7)

March 31, 2000 balance	1.0	3.2	4.2

Our specialty chemicals segment had no charges in the 2000 first quarter from the June 30, 1999, restructuring plan. The current liability components of the restructuring plan for our specialty chemicals segment related to employee severance and disposal and dismantling costs during the first quarter of 2000 were as follows:

(in millions)
		Disposal
	Employee	and
	Severance	Dismantling	Total

Dec. 31, 1999 balance	1.0	1.9	2.9

Reclassification of the restructure	(0.6)	—	(0.6)

Payments made	—	(0.3)	(0.3)

March 31, 2000 balance	0.4	1.6	2.0

Our wire and cable segment had non-recurring, pre-tax charges of $2.1 million in the 2000 first quarter from the restructuring plan. The components of the restructuring plan related to employee severance and disposal and dismantling costs during the 2000 first quarter were as follows:

(in millions)
		Equipment
		Disposal,
	Employee	Dismantling
	Severance &	&
	Relocation	Relocation	Total

Dec. 31, 1999 balance	3.2	1.0	4.2

Relocation expenses *	0.4	1.4	1.8

Additional severance	0.3	—	0.3

Payments made	(0.9)	(1.4)	(2.3)

March 31, 2000 balance	3.0	1.0	4.0

*	Relocation costs are charged to expense as incurred.

The first quarter 2000 non-recurring, after-tax charges of $2.1 million were principally for expenses to relocate equipment.

7.	Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was originally required to be adopted in the first quarter of 2000. Citing concerns about companies’ ability to modify their information systems and educate their managers in time to apply SFAS No. 133, the FASB has delayed its effective date for one year. We will adopt SFAS No. 133 in the first quarter of 2001. We are evaluating the effect this statement will have on our financial reporting and disclosures as well as on our derivative and hedging activities.

In the 1999 first quarter, we adopted SOP 98-5, “Reporting on the Costs of Start-Up Activities.” The implementation resulted in a $3.5 million after-tax charge, or 6 cents per common share, representing the write-off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Mexico.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We will adopt SAB No. 101 in the 2000 second quarter. We are evaluating the effect this bulletin may have, if any, on our consolidated financial statements.

The Emerging Issues Task Force (EITF) issued Topic No. D-88, “Planned Major Maintenance Activities” on March 16, 2000. Topic D-88 requires companies to disclose in their Form 10-Qs for 2000, their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. Our policy for repair and maintenance costs incurred in connection with planned major maintenance activities is to charge to operations such costs equally over the twelve months of the year in which the major maintenance activities are incurred.

8.	Environmental Matters

As of December 31, 1999, we had a reserve balance of $336.1 million for estimated future costs associated with environmental matters. During the first three months of 2000, net spending against that reserve totaled $10.7 million. As of March 31, 2000, the reserve balance was $325.4 million.

The company has contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies please see Note 19 to the Consolidated Financial Statements of the company’s 1999 Form 10-K.

9.	Asset Sales

On March 30, 2000, we sold Cyprus Australia Coal Company, a wholly owned subsidiary, to Glencore Coal Australia Pty. Ltd., a subsidiary of Switzerland-based Glencore International AG, for US$150 million in cash. We acquired Cyprus Australia Coal Company as part of our acquisition of Cyprus Amax Minerals Company on October 16, 1999. Cyprus Australia Coal Company owned 48 percent of Oakbridge Pty. Ltd. and 50 percent of the Springvale Mine in Australia.

10.	Debt

An agreement on a new, unsecured revolving credit facility was entered into by the company and several lenders on May 10, 2000. The facility is to be used for general corporate purposes, primarily as a commercial paper backstop. This facility, which replaces the June 1997 agreement, permits borrowings of up to $1 billion until its maturity on May 10, 2005. It allows for one-year extensions beyond the maturity date under certain circumstances. Interest is payable at a fluctuating rate based on the agent bank’s base rate or a fixed rate based on the London Interbank Offered Rate (LIBOR), or at fixed rates offered independently by the several lenders, for maturities of from one month to twelve months. This agreement provides for an annual facility fee of 15 basis points (0.15 percent) on total commitments. The agreement requires the company to maintain minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated capitalization.

REVIEW BY INDEPENDENT ACCOUNTANTS

      The financial information as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

      PricewaterhouseCoopers does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICEWATERHOUSECOOPERS LLP
REPORT OF INDEPENDENT ACCOUNTANTS

April 24, 2000

To the Board of Directors and Shareholders of the
    Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2000, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the year then ended (not presented herein), and in our report dated January 26, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Phoenix, Arizona

Item 2. Management’s Discussion and Analysis

      The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains “forward-looking statements” that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the company, which may be referred to as Phelps Dodge, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to the Management’s Discussion and Analysis sections of the company’s report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

      Earnings

      The company had consolidated earnings in the 2000 first quarter of $20.7 million, or 26 cents per common share, before non-recurring, after tax charges of $1.3 million, or 1 cent per share, from the company’s restructuring plan announced on June 30, 1999. By comparison, earnings for the first quarter of 1999 were $0.5 million, or 1 cent per share, before an after-tax charge of $3.5 million, or 6 cents per share, for the cumulative effect of an accounting change associated with unamortized start-up costs (please refer to Note 7 to the Consolidated Financial Information). After non-recurring charges, 2000 first quarter net income was $19.4 million, or 25 cents per share, compared with a 1999 first quarter net loss of $3.0 million, or 5 cents per share.

      Earnings before non-recurring items were more in the 2000 first quarter than in the corresponding 1999 period principally as a result of higher average copper prices partially offset by higher costs for petroleum products and the effect of continued economic difficulties in Southeast Asia and Latin America. The average spot price per pound of cathode copper on the New York Commodity Exchange (COMEX) was approximately 18 cents per pound, or 28 percent, higher in the first quarter of 2000 than the average price in the corresponding 1999 period. The higher costs for petroleum products increased our first quarter 2000 mining operating costs by approximately $7 million, or 1.1 cents per pound compared with the first quarter of 1999.

      The COMEX spot price per pound of copper cathode, upon which we base our selling price, averaged 82 cents in the 2000 first quarter, compared with 64 cents in the corresponding 1999 period. From April 1 to May 9, 2000, the COMEX price averaged 79 cents per pound, closing at 83 cents on May 9, 2000.

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

      Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. See Note 4 to the Consolidated Financial Information for a discussion of such contracts as of March 31, 2000.

      Sales

      Sales were $1,119.7 million in the 2000 first quarter, compared with $663.1 million in the corresponding 1999 period. This increase principally resulted from the higher average copper prices, combined with higher sales volumes of copper, molybdenum and carbon black.

      Business Segments

      Results for 2000 and 1999 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. Phelps Dodge Industries includes our specialty chemicals segment and our wire and cable segment.

RESULTS OF PHELPS DODGE MINING COMPANY

      Phelps Dodge Mining Company (PD Mining) is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to our wire and cable segment. PD Mining, at times, smelts and refines copper and produces copper rod for others on a toll basis. PD Mining also is an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. PD Mining also produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from our air quality control facilities. This business segment also includes our worldwide mineral exploration programs.

	First Quarter

	2000	1999
Copper production (thousand short tons):

Total production	371.8	252.6

Less minority participants’ shares *	67.4	43.3

Net Phelps Dodge share	304.4	209.3

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	315.4	212.9

Purchased copper	99.0	61.0

Total copper sales	414.4	273.9

New York Commodity Exchange

Average spot price per pound - copper cathodes	$0.82	0.64

Molybdenum production (million pounds)	12.7	0.2

Molybdenum sales (million pounds)	16.4	0.1

Metals Week

Average dealer oxide price per pound - molybdenum	$2.54	2.62
	(in millions)

Sales and other operating revenues - unaffiliated customers	$753.4	344.1

Operating income	$68.3	5.1

*	Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporacion Nacional del Cobre de Chile (Codelco).

      PD Mining — Sales

      PD Mining sales and other operating revenues to unaffiliated customers increased by $409.3 million, or 120 percent, in the 2000 first quarter compared with the corresponding 1999 period. This variance primarily reflected the effect of increased copper sales volumes ($230 million) as a result of the October 16, 1999, acquisition of Cyprus Amax Minerals Company (Cyprus Amax), increased average selling price for copper (approximately $100 million) and an increase in molybdenum sales revenue as a result of the properties acquired as part of Cyprus Amax acquisition ($68 million).

      PD Mining — Operating Income

      PD Mining reported operating income of $68.3 million in the 2000 first quarter, compared with $5.1 million in the corresponding 1999 period. This increase primarily reflected the higher average copper price for sales of PD-mined copper (approximately $77 million) and higher sales volumes of PD mined copper (approximately $22 million), partially offset by higher copper production costs (approximately $34 million) and losses from molybdenum operations ($3 million). Higher 2000 copper production costs when compared with the first quarter of 1999 were primarily due to higher diesel fuel costs, higher depreciation expenses and the effect of lower ore grades at our Candelaria operation.

      PD Mining — Other Matters

      On May 8, 2000, we announced the curtailment of molybdenum production at our Henderson mine in Colorado. This curtailment will reduce molybdenum production by approximately 5 million pounds annually and result in a workforce reduction of approximately 130 workers. The severance related costs associated with the curtailment are expected to result in a non-recurring, pre-tax charge of $4.3 million ($2.7 million or 3 cents per share after taxes).

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

	First Quarter

	2000	1999

	(in millions)
Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$154.9	131.0

Wire and cable	211.4	188.0

	$366.3	319.0

Operating income:

Specialty chemicals	$24.7	30.5

Wire and cable*	2.2	4.3

	$26.9	34.8

*	Includes a pre-tax charge of $2.1 million in the 2000 first quarter for costs associated with the June 30, 1999, restructuring plan.

      PD Industries — Sales

      PD Industries reported sales to unaffiliated customers of $366.3 million in the 2000 first quarter, compared with $319.0 million in the corresponding 1999 period. The increase reflected higher sales both in the specialty chemicals and wire and cable segments. The higher specialty chemicals sales principally reflected higher volumes (5 percent higher) and higher average selling prices. The higher wire and cable sales were primarily a result of higher copper prices and higher sales volumes to the aerospace and geophysical markets.

      PD Industries — Operating Income

      PD Industries reported 2000 first quarter operating income of $29.0 million before non-recurring, pre-tax charges of $2.1 million for costs associated with the June 30, 1999, restructuring plan. Operating income in the 1999 first quarter was $34.8 million. The decrease from the 1999 first quarter was principally due to the effect of higher feedstock costs at our specialty chemicals segment as a result of increased petroleum prices.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

      Depreciation, Depletion and Amortization

      Depreciation, depletion and amortization expense was $119.4 million in the 2000 first quarter, compared with $73.2 million in the corresponding 1999 period. The 2000 depreciation expense includes depreciation at the recently acquired Cyprus Amax properties.

      Selling and General Administrative Expense

      Selling and general administrative expense was $32.2 million in the 2000 first quarter, compared with $24.5 million in the corresponding 1999 period. The increase is primarily related to the addition of administrative functions to support the recently acquired Cyprus Amax properties and the inclusion of molybdenum selling expenses from the Cyprus Amax properties. (Also, see Note 3 to the Consolidated Financial Information for a brief discussion of reclassifications of 1999 expenses.)

      Exploration and Research and Development Expense

      Our 2000 first quarter exploration and research expense was $12.8 million, an increase of $4.0 million from that in the 1999 first quarter. The increase primarily reflected exploration spending in Brazil and Africa and higher research spending.

      Interest Expense

      Net interest expense was $55.0 million in the 2000 first quarter compared with $24.0 million in the 1999 first quarter. The increase primarily reflected the assumption of Cyprus Amax’s debt.

      Miscellaneous Income and Expense, Net

      Miscellaneous income and expense, net, increased by $13.8 million in the 2000 first quarter compared with the corresponding 1999 period. This change principally reflected currency exchange losses (especially in Brazil) in the 1999 first quarter and higher interest income in the 2000 first quarter.

      Provision for Taxes on Income

      The effective tax rate changed from a 37 percent negative rate in the first quarter of 1999 to a 36 percent rate in the first quarter of 2000. The negative rate in 1999 resulted primarily from permanent foreign income expense items that do not vary proportionally with book income. Thus, as book income decreased, the effect of these permanent differences was magnified and our effective rate increased. The 36 percent effective rate in 2000 results from the return to positive earnings which dilute the rate impact of these permanent differences.

      Equity Earnings

      Equity in net earnings of affiliated companies decreased by $5.3 million primarily due to the 1999 first quarter gain on the sale of land by our equity basis Philippine wire and cable operation.

CHANGES IN FINANCIAL CONDITION

      Debt

      At March 31, 2000, our total debt was $2,664.0 million, compared with $2,755.0 million at year-end 1999. The $91.0 million decrease principally reflected the use of proceeds from the sale of the company’s wholly owned subsidiary, Cyprus Australia Coal Company for $150 million (please refer to Note 9 to the Consolidated Financial Information). Our ratio of debt to total capitalization was 44.2 percent at March 31, 2000, compared with 45.0 percent at December 31, 1999.

      An agreement on a new, unsecured revolving credit facility was entered into by the company and several lenders on May 10, 2000. For a discussion of this agreement, please see Note 10 to the Consolidated Financial Information.

      Capital Expenditures and Investments

      Capital expenditures and investments during the 2000 first quarter were $44.9 million for PD Mining, $11.6 million for PD Industries and $13.2 million for Corporate and other (primarily Cyprus acquisition costs). Capital expenditures and investments in the corresponding 1999 period were $17.9 million for PD Mining and $87.4 million for PD Industries, including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co. Ltd. The company expects capital expenditures and investments for the year 2000 to be approximately $350 million for PD Mining, including $132 million for the company’s share of the Morenci mine-for-leach project, and approximately $100 million for PD Industries.

      Dividends

      On March 10, 2000, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 2000 first quarter; the total amount paid was $39.4 million. On May 3, 2000, the Board of Directors declared a regular dividend in the 2000 second quarter of 50 cents per common share. The dividend is to be paid on June 9, 2000, to shareholders of record at the close of business on May 18, 2000.

      Share Purchases

      This year through May 8, we have not purchased any of our shares under our May 7, 1997, share purchase authorization. Under that program, 1.7 million shares remain authorized for purchase. There were 78.7 million common shares outstanding at March 31, 2000.

      Other Matters

      For a discussion of costs incurred associated with merging Cyprus Amax’s operations into our operations, please refer to Note 5 of the Consolidated Financial Information. For a discussion of the status of the current liability components of the 1999 restructuring charges, please refer to Note 6 of the Consolidated Financial Information. For a discussion of new accounting standards, please refer to Note 7 of the Consolidated Financial Information.

Part II. Other Information

Item 1. Legal Proceedings

      On February 28, 2000, Cobre Mining Company (“Cobre”) received an Administrative Order (Docket No. CWA-6-1014-00, the “Order”) from the U.S. Environmental Protection Agency (“EPA”). The Order alleges violations of the Clean Water Act, requires Cobre to deliver a response stating the steps it has taken to address each of the incidents leading to the alleged violations, and requires Cobre to show cause why no further action is necessary. Cobre has submitted its response to the EPA. The response contends that actions already taken adequately address the EPA’s concerns and that further action is not necessary.

Item 6. Exhibits and Reports on Form 8-K

(a) Any exhibits required to be filed by the company are listed in the Index to Exhibits.

(b) No reports on Form 8-K were filed by us during the quarter ended March 31, 2000.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: May 12, 2000	By: Stanton K. Rideout

Stanton K. Rideout

Vice President and Controller

(Principal Accounting Officer)

Index to Exhibits

4.2	Credit Agreement, effective May 10, 2000, among the Corporation, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (SEC File No. 1-82).

10.13	Advisory Services Agreement, dated as of May 3, 2000, between the Corporation and Douglas C. Yearley (SEC File No. 1-82).

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.