Form 10-Q
period 2000-06-30
PHELPS DODGE CORP
filed 2000-08-14
CIK 78066

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

Number of Common Shares outstanding at August 8, 2000: 78,719,898 shares.

i

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2000

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements	Second Quarter		First six months

	2000	1999	2000	1999

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

Sales and other operating revenues	$1,112.9	691.1	2,232.6	1,354.2

Operating costs and expenses

Cost of products sold (see Note 3)	895.2	554.2	1,768.6	1,083.2

Depreciation, depletion and amortization	119.1	71.1	238.5	144.3

Selling and general administrative expense (see Note 3)	34.8	25.3	67.0	49.8

Exploration and research expense	14.4	12.3	27.2	21.1

Non-recurring charges and other (see Note 6)	44.2	83.0	46.3	83.0

	1,107.7	745.9	2,147.6	1,381.4

Operating income (loss)	5.2	(54.8)	85.0	(27.2)

Interest expense	(54.0)	(24.0)	(109.4)	(48.1)

Capitalized interest	0.9	-	1.3	0.1

Miscellaneous income and expense, net	5.0	1.0	11.4	(6.4)

Loss before taxes, minority interests, equity in net earnings (loss) of affiliated companies and cumulative effect of accounting change	(42.9)	(77.8)	(11.7)	(81.6)

Provision for taxes on income	5.9	20.1	(5.3)	18.7

Minority interests in consolidated subsidiaries	(1.5)	0.9	(2.9)	0.5

Equity in net earnings (loss) of affiliated companies	0.7	(0.7)	1.5	5.4

Loss before cumulative effect of accounting change	(37.8)	(57.5)	(18.4)	(57.0)

Cumulative effect of accounting change (see Note 7)	-	-	-	(3.5)

Net loss	$(37.8)	(57.5)	(18.4)	(60.5)

Average number of shares outstanding - basic	78.4	57.8	78.4	57.8

Basic loss per share before cumulative effect of accounting change	$(0.48)	(0.99)	(0.23)	(0.98)

Cumulative effect of accounting change (see Note 7)	-	-	-	(0.06)

Basic loss per share	$(0.48)	(0.99)	(0.23)	(1.04)

Average number of shares outstanding - diluted	78.4	57.8	78.4	57.8

Diluted loss per share before cumulative effect of accounting change	$(0.48)	(0.99)	(0.23)	(0.98)

Cumulative effect of accounting change (see Note 7)	-	-	-	(0.06)

Diluted loss per share	$(0.48)	(0.99)	(0.23)	(1.04)

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

	June 30,	December 31,
	2000	1999

Assets

Cash and cash equivalents	$246.3	234.2

Accounts receivable, net	572.3	541.5

Inventories	440.8	498.3

Supplies	149.8	149.0

Other current assets and prepaid expenses (see Note 9)	39.8	172.4

Deferred income taxes	101.3	98.0

Current assets	1,550.3	1,693.4

Investments and long-term accounts receivable	122.7	136.1

Property, plant and equipment, net	5,935.1	6,037.7

Non-current deferred income taxes	16.9	16.9

Other assets and deferred charges	347.6	344.9

	$7,972.6	8,229.0

Liabilities

Short-term debt	$418.0	451.2

Current portion of long-term debt	121.9	131.3

Accounts payable and accrued expenses	744.9	786.5

Accrued income taxes	21.5	49.3

Dividends payable	39.4	-

Current liabilities	1,345.7	1,418.3

Long-term debt	2,157.7	2,172.5

Deferred income taxes	399.1	385.7

Other liabilities and deferred credits	849.8	879.4

	4,752.3	4,855.9

Minority interests in consolidated subsidiaries	87.8	96.3

Common shareholders’ equity

Common shares, 78.7 outstanding (12/31/99 - 78.7)	492.0	491.6

Capital in excess of par value	1,019.0	1,016.4

Retained earnings	1,823.3	1,959.8

Accumulated other comprehensive loss	(190.2)	(180.3)

Other	(11.6)	(10.7)

	3,132.5	3,276.8

	$7,972.6	8,229.0

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; in millions)

	Six months ended
	June 30,

	2000	1999

Operating activities

Net loss	$(18.4)	(60.5)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion and amortization	238.5	144.3

Deferred income taxes	6.8	(8.8)

Equity loss net of dividends received	(0.4)	(5.4)

Changes in current assets and liabilities:

(Increase) decrease in accounts receivable	(18.4)	(88.0)

(Increase) decrease in inventories	42.2	(5.2)

(Increase) decrease in supplies	(1.4)	3.7

(Increase) decrease in prepaid expenses	(7.8)	1.1

(Increase) decrease in deferred income taxes	(0.1)	(0.9)

Increase (decrease) in interest payable	(12.4)	(1.7)

Increase (decrease) in other accounts payable	(5.4)	(17.4)

Increase (decrease) in accrued income taxes	(21.2)	(4.1)

Increase (decrease) in other accrued expenses	(58.2)	(2.3)

Non-recurring charges and provisions (see Note 6)	53.5	84.7

Other adjustments, net	(32.8)	6.5

Net cash provided by operating activities	164.5	46.0

Investing activities

Capital outlays	(151.9)	(64.5)

Capitalized interest	(1.1)	(0.1)

Investment in subsidiaries	(12.7)	(75.3)

Proceeds from asset dispositions and other (see Note 9)	149.7	6.4

Net cash used in investing activities	(16.0)	(133.5)

Financing activities

Increase in debt	22.0	110.0

Payment of debt	(80.4)	(41.4)

Common dividends	(78.7)	(58.0)

Other, net	0.7	(0.9)

Net cash provided by (used in) financing activities	(136.4)	9.7

Increase (decrease) in cash and cash equivalents	12.1	(77.8)

Cash and cash equivalents at beginning of year	234.2	221.7

Cash and cash equivalents at end of period	$246.3	143.9

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

	Common Shares				Accumulated
			Capital in		Other		Common
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	Par Value	Earnings	Income (loss)	Other	Equity

Balance at December 31, 1999	78.7	$491.6	$1,016.4	$1,959.8	$(180.3)	$(10.7)	$3,276.8

Stock options exercised	-	0.1	1.0	-			1.1

Restricted shares issued, net	-	0.3	2.2	-		(0.9)	1.6

Other investment adjustments			(0.6)	-			(0.6)

Dividends on common shares				(118.1)			(118.1)

Comprehensive income:

Net loss				(18.4)			(18.4)

Other comprehensive income, net of tax:

Translation adjustment					(10.4)		(10.4)

Unrealized gains on securities					0.5		0.5

Other comprehensive loss					(9.9)		(9.9)

Comprehensive loss							(28.3)

Balance at June 30, 2000	78.7	$492.0	$1,019.0	$1,823.3	$(190.2)	$(11.6)	$3,132.5

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; in millions)

						Corporate
		PD Industries				Unallocated
	Phelps					&
	Dodge	Specialty	Wire &		Segment	Reconciling
	Mining	Chemicals	Cable	Total	Subtotal	Eliminations*	Totals

Second Quarter 2000

Sales & other operating revenues:

Unaffiliated customers	$753.9	150.1	208.9	359.0	1,112.9	-	1,112.9

Intersegment	58.2	-	1.0	1.0	59.2	(59.2)	-

Non-recurring charges	5.2	-	39.0	39.0	44.2	-	44.2

Operating income (loss)	38.1	26.4	(37.9)	(11.5)	26.6	(21.4)	5.2

Assets at June 30	6,256.2	779.5	711.9	1,491.4	7,747.6	225.0	7,972.6

Second Quarter 1999

Sales & other operating revenues:

Unaffiliated customers	$351.3	134.9	204.9	339.8	691.1	-	691.1

Intersegment	56.7	-	0.1	0.1	56.8	(56.8)	-

Non-recurring charges	34.5	19.9	28.4	48.3	82.8	0.2	83.0

Operating income (loss)	(33.1)	10.3	(20.2)	(9.9)	(43.0)	(11.8)	(54.8)

Assets at June 30	3,158.7	756.5	815.9	1,572.4	4,731.1	170.4	4,901.5

First Six Months 2000

Sales & other operating revenues:

Unaffiliated customers	$1,507.3	305.0	420.3	725.3	2,232.6	-	2,232.6

Intersegment	118.9	-	1.0	1.0	119.9	(119.9)	-

Non-recurring charges	5.2	-	41.1	41.1	46.3	-	46.3

Operating income (loss)	106.4	51.1	(35.7)	15.4	121.8	(36.8)	85.0

Assets at June 30	6,256.2	779.5	711.9	1,491.4	7,747.6	225.0	7,972.6

First Six Months 1999

Sales & other operating revenues:

Unaffiliated customers	$695.4	265.9	392.9	658.8	1,354.2	-	1,354.2

Intersegment	108.5	-	0.1	0.1	108.6	(108.6)	-

Non-recurring charges	34.5	19.9	28.4	48.3	82.8	0.2	83.0

Operating income (loss)	(28.0)	40.8	(15.9)	24.9	(3.1)	(24.1)	(27.2)

Assets at June 30	3,158.7	756.5	815.9	1,572.4	4,731.1	170.4	4,901.5

*	Represents corporate, unallocated and reconciling elimination activities and assets.

NOTES TO CONSOLIDATED FINANCIAL

INFORMATION
(Unaudited)

1.	The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 1999. This information reflects all adjustments that are, in the opinion of management, necessary to a fair presentation of the results for the interim periods reported.

2.	The results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

3.	The results of operations for the three-month and six-month periods ended June 30, 1999, reflect the reclassification of $5.1 million and $10.0 million, respectively, in operation support costs from selling and general administrative expenses to cost of products sold to conform to the current year presentation.

4.	Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. As of June 30, 2000, the company had a total of approximately 110 million pounds of year 2000 copper cathode production under various price protection agreements with various financial institutions. These annual contracts effectively ensure minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound. The minimum and maximum prices are based on the average London Metal Exchange price for the protection period.

5.	Cyprus Amax Acquisition

Liabilities recorded in the acquisition of Cyprus Amax included costs of $22  million associated with merging Cyprus Amax’s operations into the company’s operations (e.g., lease and other cancellation costs and employee termination costs, primarily for duplicate administrative and management functions). Through June 30, 2000, we have paid $11 million for such costs, including approximately $10 million for employee termination and severance costs. Costs for these liabilities are expected to be substantially paid out by the end of 2000.

6.	Restructuring Charges and Non-Recurring Items

On June 27, 2000, we announced a plan to reduce operating costs and restructure operations at our mining and wire and cable segments by (i) curtailing operations at the Miami copper mine in Arizona and the Henderson molybdenum mine in Colorado; (ii) ceasing production at two wire and cable operations in Venezuela; (iii) announcing the planned closure of a telephone cable operation in El Salvador; and (iv) recognizing impairment charges for our wire and cable operations in Austria and the Philippines. These actions resulted in non-recurring, pre-tax charges of $41.3  million ($36.9 million, $0.47 per share, after taxes and minority interests), $6.4 million ($6.4 million, $0.08 per share after taxes and minority interests) in charges to cost of products sold, representing the working capital writedown component of the above actions, and a $7.2 million charge ($7.2  million, $0.09 per share after taxes and minority interests) to miscellaneous income and expense representing the impairment of our equity investment in a wire and cable operation in the Philippines.

In addition to the above items, we recognized certain ongoing costs of $2.9  million ($1.9 million, $0.02 per share after taxes and minority interests) relating to the June 30, 1999, restructuring plan and received a tax refund of $6.5 million and related interest income of $5.8 million ($3.6  million, $0.04 per share after taxes and minority interests) resulting from the settlement of the company’s 1990 and 1991 income tax audits. In total, pre-tax second quarter 2000 restructuring charges and non-recurring items were $52.0  million

($42.3 million, $0.54 per share after taxes and minority interests).

Of PD Mining’s $5.2 million second quarter 2000 restructuring charge for employee severance related to curtailments at the Miami and Henderson mines, $2.6 million in payments had been made as of June 30, 2000.

During the second quarter of 2000 our wire and cable segment recorded pre-tax restructuring charges and non-recurring items of $52.6 million, of which the current liability portion relating primarily to employee severance and plant removal and dismantling costs was $5.0  million. As of June 30, 2000, $2.2  million in payments had been made.

On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by (i) curtailing higher-cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50  percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at our carbon black plant in the Philippines. These actions resulted in a total non-recurring, pre-tax charge of $96.7 million ($65.7 million, $1.07  per share, after taxes and minority interests) in 1999 and $2.9 million ($1.9 million, $0.02 per share, after taxes) in the 2000 second quarter.

Our mining segment had no charges in the 2000 second quarter from the June 30, 1999, restructuring plan. The current liability components of the restructuring plan for the mining segment related to employee severance, mothballing and take or pay contracts during the first six months of 2000 were as follows:

(in millions)
		Mothballing/
		Take or
	Employee	Pay
	Severance	Contracts	Total

Dec. 31, 1999 balance	1.4	3.5	4.9

Payments made	(0.8)	(0.6)	(1.4)

June 30, 2000 balance	0.6	2.9	3.5

Our specialty chemicals segment had no charges in the 2000 second quarter from the June 30, 1999, restructuring plan. The current liability components of the restructuring plan for our specialty chemicals segment related to employee severance and disposal and dismantling costs during the first six months of 2000 were as follows:

(in millions)
		Disposal
	Employee	and
	Severance	Dismantling	Total

Dec. 31, 1999 balance	1.0	1.9	2.9

Reclassification of the restructure	(0.6)	-	(0.6)

Payments made	(0.3)	(0.3)	(0.6)

June 30, 2000 balance	0.1	1.6	1.7

Our wire and cable segment had non-recurring, pre-tax charges of $2.9 million in the 2000 second quarter from the June 30, 1999 restructuring plan. The components of the restructuring plan related to employee severance and disposal and dismantling costs during the first six months of 2000 were as follows:

(in millions)
		Equipment
	Employee	Disposal,
	Severance	Dismantling
	&	&
	Relocation	Relocation	Total

Dec. 31, 1999 balance	3.2	1.0	4.2

Relocation expenses	1.6	3.2	4.8

Additional severance	0.3	-	0.3

Payments made	(2.7)	(3.2)	(5.9)

June 30, 2000 balance	2.4	1.0	3.4

*	Relocation costs are charged to expense as incurred.

7.	Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.  133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are re corded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was originally required to be adopted on January 1, 2000. Citing concerns about companies’ ability to modify their information systems and educate their managers in time to apply SFAS No. 133, the FASB has delayed its effective date for one year. We will adopt SFAS No. 133 effective January 1, 2001, and are in the process of evaluating the effect this statement will have on our financial reporting and disclosures as well as on our ongoing derivative and hedging activities.

In the 1999 first quarter, we adopted SoP 98-5, “Reporting on the Costs of Start-Up Activities.” The adoption resulted in a $3.5 million after-tax charge, or $0.06 per common share, representing the write-off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Mexico.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No.  101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Citing the numerous requests from groups requesting additional time to determine the effect on revenue recognition practices, the SEC issued SAB No. 101B in June 2000 which delayed the implementation date of SAB  101 to no later than the fourth fiscal quarter of 2000. We are currently awaiting additional guidance from the SEC on the application of SAB 101 in order to evaluate the effect this bulletin may have, if any, on our consolidated financial statements.

The Emerging Issues Task Force (EITF) issued Topic No. D-88, “Planned Major Maintenance Activities” in March 2000. Topic D-88 requires companies to disclose in their Form 10-Qs for 2000, their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. Our policy for repair and maintenance costs incurred in connection with planned major maintenance activities is to charge to operations such costs equally over the twelve months of the year in which the major maintenance activities are incurred.

8.	Environmental Matters

As of December 31, 1999, we had a reserve balance of $336.1 million for estimated future costs associated with environmental matters. During the first six months of 2000, net spending against that reserve totaled $15.1 million. As of June 30, 2000, the reserve balance was $321.0 million.

The company has received notice of an agreement to perform a Remedial Investigation/ Feasibility Study (RI/ FS) at a site for which it may have an indemnity obligation. The cost of the RI/ FS is not consid-

ered to be material. It is not possible to reasonably estimate the potential liability concerning the site; however, the potential liability could be material.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

[PRICEWATERHOUSECOOPERS Logo]

Report of Independent Accountants

To the Board of Directors and Shareholders

of the Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations, for each of the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999 and consolidated statement of common shareholders’ equity for the six month period ended June 30, 2000. This financial information is the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the year then ended (not presented herein), and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona
July 19, 2000

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

RESULTS OF OPERATIONS

         Earnings

         The company had consolidated earnings in the 2000 second quarter of $4.5 million, or 6 cents per common share, before after-tax, restructuring charges and non-recurring items of $42.3 million, or 54 cents per share, from the company’s restructuring plan announced on June 27, 2000, and other non-recurring items arising during the quarter (see Note 6 to the Consolidated Financial Information for a description of the restructuring plan and the non-recurring items). By comparison, earnings for the second quarter of 1999 were $1.2 million, or 2 cents per share, before after-tax restructuring charges of $58.7 million, or $1.01 per share. After restructuring charges and non-recurring items, the 2000 second quarter net loss was $37.8 million, or 48 cents per share, compared with a 1999 second quarter net loss of $57.5 million, or 99 cents per share.

         Earnings before restructuring charges and non-recurring items were higher in the 2000 second quarter than in the corresponding 1999 period principally as a result of higher average copper prices and increased production from the properties acquired in the October 16, 1999, Cyprus Amax Minerals Company (Cyprus Amax) acquisition. These increases were partially offset by higher copper production costs primarily due to higher electric power and diesel fuel costs and a production shortfall at El Abra.

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which we base our selling price, averaged 80 cents in the 2000 second quarter, compared with 67 cents, or 19 percent higher, than the corresponding 1999 period. From July 1 to August 8, 2000, the COMEX price averaged 85 cents per pound, closing at 86 cents per pound on August 8, 2000.

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

         Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. See Note 4 to the Consolidated Financial Information for a discussion of such contracts as of June 30, 2000.

         Sales

         Sales were $1,112.9 million in the 2000 second quarter, compared with $691.1 million in the corresponding 1999 period. This increase principally resulted from the higher average copper and carbon black prices, combined with higher sales volumes of copper and molybdenum.

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

	Second Quarter

	2000	1999

Copper production (thousand short tons):

Total production	367.4	240.2

Less minority participants’ shares(A)	64.9	41.5

Net Phelps Dodge share	302.5	198.7

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	307.8	189.4

Purchased copper	106.8	73.3

Total copper sales	414.6	262.7

New York Commodity Exchange

Average spot price per pound - copper cathodes	$0.80	0.67

Molybdenum production (million pounds)	12.5	0.2

Molybdenum sales (million pounds)	15.5	0.2

Metals Week

Average dealer oxide price per pound - molybdenum	$2.62	2.64
	(in millions)

Sales and other operating revenues - unaffiliated customers	$753.9	351.3

Operating income (loss)(B)(C)	$38.1	(33.1)

	First Six Months

	2000	1999

Copper production (thousand short tons):

Total production	739.2	492.8

Less minority participants’ shares(A)	132.3	84.8

Net Phelps Dodge share	606.9	408.0

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	623.2	402.3

Purchased copper	205.8	134.3

Total copper sales	829.0	536.6

New York Commodity Exchange

Average spot price per pound - copper cathodes	$0.81	0.65

Molybdenum production (million pounds)	25.2	0.4

Molybdenum sales (million pounds)	31.9	0.4
Metals Week

Average dealer oxide price per pound - molybdenum	$2.57	2.67
	(in millions)

Sales and other operating revenues - unaffiliated customers	$1,507.3	695.4

Operating income (loss)(B)(C)	$106.4	(28.0)

(A)	Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporacion Nacional del Cobre de Chile (Codelco).

(B)	Includes pre-tax charges of $5.2 million for costs associated with the June 30, 2000, restructuring plans (see Note 6 to the Consolidated Financial Information).

(C)	Includes pre-tax charges of $34.5 million for costs associated with the June 30, 1999, restructuring plans (see Note 6 to the Consolidated Financial Information).

         PD Mining - Sales

         PD Mining sales and other operating revenues to unaffiliated customers increased by $402.6 million, or 115 percent, in the 2000 second quarter compared with the corresponding 1999 period. This variance reflected the effect of increased copper sales volumes (approximately $206 million) primarily resulting from the acquisition of Cyprus Amax, increased average selling price for copper (approximately $108 million), an increase in molybdenum sales revenue as a result of the properties acquired as part of Cyprus Amax acquisition (approximately $61 million) and increased rod premiums (approximately $14 million).

         PD Mining - Operating Income

         PD Mining reported operating income of $43.3 million in the 2000 second quarter before non-recurring, pre-tax restructuring charges of $5.2 million (see Note 6 to the Consolidated Financial Information). This compares with operating income of $1.4 million in the corresponding 1999 period before non-recurring, pre-tax restructuring charges of $34.5 million (see Note 6 to the Consolidated Financial Information). This increase primarily reflected the higher average copper price for sales of PD-mined copper (approximately $49 million) and higher sales volumes of PD-mined copper (approximately $16 million). These increases were partially offset by higher copper production costs (approximately $25 million) and losses from molybdenum operations (approximately $5 million). Higher 2000 copper production costs when compared with the second quarter of 1999 primarily were due to higher diesel fuel and power costs, higher depreciation expenses and the impact of higher cost production from the properties acquired from Cyprus Amax.

         The higher costs for power and petroleum products increased our second quarter 2000 mining operating costs by approximately $11 million, relative to the first quarter of 2000.

         PD Mining - Other Matters

         On May 8, 2000, we announced the curtailment of molybdenum production at our Henderson mine in Colorado. This curtailment will reduce molybdenum production by approximately 5 million pounds annually and result in a workforce reduction of approximately 130 workers. The severance related costs associated with the curtailment resulted in a non-recurring, pre-tax restructuring charge of $4.3 million ($2.7 million or 3 cents per share after taxes).

         On June 27, 2000, we announced the curtailment of operations at our Miami mine in Arizona. The curtailment will result in a reduction in the workforce of approximately 65 positions. The severance related costs associated with the curtailment resulted in a non-recurring, pre-tax restructuring charge of $0.9 million ($0.6 million or 1 cent per share after taxes).

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

	Second Quarter

	2000	1999

	(in millions)

Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$150.1	134.9

Wire and cable	208.9	204.9

	$359.0	339.8

Operating income (loss):

Specialty chemicals(A)	$26.4	10.3

Wire and cable(B)(D)	(37.9)	(20.2)

	$(11.5)	(9.9)

	First Six
	Months

	2000	1999

	(in millions)

Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$305.0	265.9

Wire and cable	420.3	392.9

	$725.3	658.8

Operating income (loss):

Specialty chemicals(A)	$51.1	40.8

Wire and cable(B)(C)(D)	(35.7)	(15.9)

	$15.4	24.9

(A)	Includes a pre-tax charge of $19.9 million in the 1999 second quarter for costs associated with the suspension of operations at a carbon black facility in the Philippines (see Note 6 to the Consolidated Financial Information).

(B)	Includes pre-tax charges of $45.4 million for costs associated with the June 27, 2000, and June 30, 1999, restructuring plans (see Note 6 to the Consolidated Financial Information).

(C)	Includes a pre-tax charge of $2.1 million in the 2000 first quarter for costs associated with the June 30, 1999, restructuring plan.

(D)	Includes a pre-tax charge of $28.4 million in the 1999 second quarter for costs associated with the restructuring of certain wire and cable operations (see Note 6 to the Consolidated Financial Information).

         PD Industries - Sales

         PD Industries reported sales to unaffiliated customers of $359.0 million in the 2000 second quarter, compared with $339.8 million in the corresponding 1999 period. The increase reflected higher sales both in the specialty chemicals and wire and cable segments. An 11 percent specialty chemicals sales increase principally reflected higher average selling prices following an increase in feedstock costs. A 2 percent increase in wire and cable sales was primarily a result of higher copper prices and higher sales volumes to the aerospace and geophysical markets.

         PD Industries - Operating Income

         PD Industries reported 2000 second quarter operating income of $33.9 million before non-recurring, pre-tax charges of $45.4 million for costs associated with the June 27, 2000 and June 30, 1999 restructuring plans. Operating income in the 1999 second quarter was $38.4 million before non-recurring pre-tax charges of $48.3 million for costs relating to the June 30, 1999 restructuring plan. The decrease from the 1999 second quarter was principally due to the effect of higher feedstock costs at our specialty chemicals segment as a result of increased petroleum prices.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization expense was $119.1 million in the 2000 second quarter, compared with $71.1 million in the corresponding 1999 period. The 2000 depreciation expense includes depreciation at the recently acquired Cyprus Amax properties.

         Selling and General Administrative Expense

         Selling and general administrative expense was $34.8 million in the 2000 second quarter, compared with $25.3 million in the corresponding 1999 period. The increase is primarily related to the addition of administrative functions to support the recently acquired Cyprus Amax properties and the inclusion of molybdenum selling expenses from the Cyprus Amax properties. (Also, see Note 3 to the Consolidated Financial Information for a brief discussion of a reclassification of certain 1999 expenses.)

         Exploration and Research and Development Expense

         Our 2000 second quarter exploration and research expense was $14.4 million, an increase of $2.1 million from that in the 1999 second quarter. The increase is a result of higher exploration spending in Brazil, primarily on the Sossego copper project.

         Interest Expense

         Net interest expense was $53.1 million in the 2000 second quarter compared with $24.0 million in the 1999 second quarter. The increase primarily reflected the assumption of Cyprus Amax’s debt.

         Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net, increased by $4.0 million in the 2000 second quarter compared with the corresponding 1999 period. This change principally reflected interest income of $5.9 million on income tax refunds, higher interest income ($1.3 million), and higher currency exchange gains ($2.0 million), offset by the impairment of our investment in PD Philippines ($7.2 million).

         Provision for Taxes on Income

         The effective tax benefit rate of 14 percent for the three-month period ended June 30, 2000, varies from the customary effective tax rate of 37 percent as a result of certain non-recurring charges in foreign jurisdictions that did not generate tax benefits, partially offset by the receipt of a $6.5 million tax refund resulting from 1990 and 1991 federal income tax audits.

         Equity Earnings

         Equity in net earnings of affiliated companies increased by $1.4 million primarily due to the 2000 second quarter gain on the sale of land by an equity-basis wire and cable operation.

CHANGES IN FINANCIAL CONDITION

         Debt

         At June 30, 2000, our total debt was $2,697.6 million, compared with $2,755.0 million at year-end 1999. The $57.4 million decrease principally reflected the use of proceeds from the sale of the company’s wholly owned subsidiary, Cyprus Australia Coal Company, for $150 million (please refer to Note 9 to the Consolidated Financial Information). Our ratio of debt to total capitalization was 45.6 percent at June 30, 2000, compared with 45.0 percent at December 31, 1999.

         An agreement on a new, unsecured revolving credit facility was entered into by the company and several lenders on May 10, 2000. For a discussion of this agreement, please see Note 10 to the Consolidated Financial Information.

         Capital Expenditures and Investments

         Capital expenditures and investments during the first six months of 2000 were $114.6 million for PD Mining, $46.1 million for PD Industries, including $19.0 million for the purchase of the remaining 40 percent minority interest in our Hungarian carbon black facility, and $3.9 million for Corporate and other. Capital expenditures and investments in the corresponding 1999 period were $37.9 million for PD Mining and $100.5 million for PD Industries, including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co. Ltd. The company expects capital expenditures and investments for the year 2000 to be approximately $336 million for PD Mining, including $133 million for the company’s share of the Morenci mine-for-leach project, and approximately $100 million for PD Industries.

         Dividends

         On June 10, 2000, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 2000 second quarter; the total amount paid was $39.4 million. On June 21, 2000, the Board of Directors declared a regular dividend in the 2000 third quarter of 50 cents per common share. The dividend is to be paid on September 8, 2000, to shareholders of record at the close of business on August 18, 2000.

         Share Purchases

         This year through August 8, we have not purchased any of our shares under our May 7, 1997, share purchase authorization. Under that program, 1.7 million shares remain authorized for purchase. There were 78.7 million common shares outstanding at June 30, 2000.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Paragraph III of Item 3. Legal Proceedings of the Corporation’s Form 10-K for the year ended December 31, 1999, regarding the following matter:

         In February 1999, the Connecticut Department of Environmental Protection advised the company of its intent to file suit regarding purported violations of the state air emissions limitations associated with the Phelps Dodge Norwich rod mill in Norwich, Connecticut. Since that time, the company initiated several measures to address the Department’s concerns and continued efforts to resolve these issues with the Department. Through these efforts, the company believes it has satisfied the Department concerning future operations, although the company is pursuing clarification of certain conditions contained in its permits. Also, although no complaint has yet been filed, the company has been advised that the Office of the Attorney General intends to pursue a complaint regarding alleged past air and waste noncompliance.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our annual meeting was held on May 3, 2000. A total of 66,848,465 common shares, or about 84.91 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld

Election of Directors:

Robert N. Burt	66,487,580	360,885

Robert D. Krebs	66,496,455	352,010

	For	Against	Abstain

Appointment of Auditors	66,600,287	55,951	192,227

         There were no broker non-votes included in the results of the election of directors listed above, or in the appointment of auditors.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the company are listed in the Index to Exhibits.

(b)	No reports on Form 8-K were filed by us during the quarter ended June 30, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION

(Corporation or Registrant)

Date:  August 14, 2000  By:  Stanton K. Rideout
                             Stanton K. Rideout
                         Vice President and
                         Controller
                         (Principal Accounting
                         Officer)

Index to Exhibits

3.2	Bylaws of the Corporation, as amended, effective July 1, 2000 (SEC File No. 1-82).
10.9	Third amendment to the Phelps Dodge Corporation Supplemental Retirement Plan, effective as of January 1, 2000 (SEC File No. 1-82).
10.10	Second amendment to the Phelps Dodge Corporation Supplemental Savings Plan, effective as of January 1, 2000 (SEC File No. 1-82).
10.11	First amendment to the Phelps Dodge Corporation Directors Stock Unit Plan, effective as of January 1, 2001 (SEC File No. 1-82).
10.12	First amendment to the Phelps Dodge 1998 Stock Option and Restricted Stock Plan, effective as of May 4, 2000 (SEC File No. 1-82).
12	Computation of ratios of total debt to total capitalization.
15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.
27	Financial Data Schedule