Form 10-Q
period 2000-09-30
PHELPS DODGE CORP
filed 2000-11-14
CIK 78066

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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

Number of Common Shares outstanding at November 10, 2000: 78,730,313 shares.

i

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2000

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements	Third Quarter		First nine months

	2000	1999	2000	1999

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

Sales and other operating revenues	$1,193.4	742.7	3,426.0	2,096.9

Operating costs and expenses

Cost of products sold (see Note 3)	932.5	584.4	2,701.1	1,667.6

Depreciation, depletion and amortization	111.0	68.4	349.5	212.7

Selling and general administrative expense (see Note 3)	32.7	25.0	99.7	74.8

Exploration and research expense	12.6	12.3	39.8	33.4

Non-recurring charges and provisions (see Note 6)	3.3	1.1	49.6	84.1

	1,092.1	691.2	3,239.7	2,072.6

Operating income	101.3	51.5	186.3	24.3

Interest expense	(54.4)	(20.3)	(163.8)	(68.4)

Capitalized interest	2.2	-	3.5	0.1

Miscellaneous income and expense, net	4.8	2.9	16.2	(3.5)

Income (loss) before taxes, minority interests, equity in net earnings (loss) of affiliated companies and cumulative effect of accounting change	53.9	34.1	42.2	(47.5)

Provision for taxes on income	(12.0)	(17.4)	(17.3)	1.3

Minority interests in consolidated subsidiaries	(2.3)	(0.6)	(5.2)	(0.1)

Equity in net earnings (loss) of affiliated companies	(0.3)	(0.7)	1.2	4.7

Income (loss) before cumulative effect of accounting change	39.3	15.4	20.9	(41.6)

Cumulative effect of accounting change (see Note 7)	-	-	-	(3.5)

Net income (loss)	$39.3	15.4	20.9	(45.1)

Average number of shares outstanding - basic	78.4	57.8	78.4	57.8

Basic earnings (loss) per share before cumulative effect of accounting change	$0.50	0.27	0.27	(0.72)

Cumulative effect of accounting change (see Note 7)	-	-	-	(0.06)

Basic earnings (loss) per share	$0.50	0.27	0.27	(0.78)

Average number of shares outstanding - diluted	78.7	58.1	78.8	57.8

Diluted earnings (loss) per share before cumulative effect of accounting change	$0.50	0.27	0.27	(0.72)

Cumulative effect of accounting change (see Note 7)	-	-	-	(0.06)

Diluted earnings (loss) per share	$0.50	0.27	0.27	(0.78)

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

	September 30,	December 31,
	2000	1999

Assets

Cash and cash equivalents	$245.9	234.2

Accounts receivable, net	648.1	541.5

Inventories	441.0	498.3

Supplies	150.5	149.0

Other current assets and prepaid expenses (see Note 9)	31.3	172.4

Deferred income taxes	101.3	98.0

Current assets	1,618.1	1,693.4

Investments and long-term accounts receivable	106.6	136.1

Property, plant and equipment, net	5,940.2	6,037.7

Non-current deferred income taxes	16.9	16.9

Other assets and deferred charges	340.5	344.9

	$8,022.3	8,229.0

Liabilities

Short-term debt	$473.4	451.2

Current portion of long-term debt	203.7	131.3

Accounts payable and accrued expenses	782.6	786.5

Accrued income taxes	10.1	49.3

Current liabilities	1,469.8	1,418.3

Long-term debt	2,031.6	2,172.5

Deferred income taxes	440.0	385.7

Other liabilities and deferred credits	836.9	879.4

	4,778.3	4,855.9

Minority interests in consolidated subsidiaries	88.0	96.3

Common shareholders’ equity

Common shares, 78.7 outstanding (12/31/99 - 78.7)	492.1	491.6

Capital in excess of par value	1,019.4	1,016.4

Retained earnings	1,862.6	1,959.8

Accumulated other comprehensive loss	(206.9)	(180.3)

Other	(11.2)	(10.7)

	3,156.0	3,276.8

	$8,022.3	8,229.0

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; in millions)

	Nine months ended
	September 30,

	2000	1999

Operating activities

Net income (loss)	$20.9	(45.1)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	349.5	212.7

Deferred income taxes	13.2	(3.8)

Equity earnings (loss) net of dividends received	-	(4.6)

Changes in current assets and liabilities:

Increase in accounts receivable	(103.4)	(104.0)

(Increase) decrease in inventories	39.6	(12.4)

(Increase) decrease in supplies	(2.8)	3.5

(Increase) decrease in prepaid expenses	0.8	(1.0)

Decrease in deferred income taxes	(0.1)	(5.2)

Increase in interest payable	20.7	9.2

Increase (decrease) in other accounts payable	6.9	(14.2)

Decrease in accrued income taxes	(38.1)	(11.6)

Decrease in other accrued expenses	(55.5)	(1.6)

Non-recurring charges and provisions	56.7	85.8

Other adjustments, net	4.7	8.9

Net cash provided by operating activities	313.1	116.6

Investing activities

Capital outlays	(277.6)	(101.2)

Capitalized interest	(3.0)	(0.1)

Investment in subsidiaries	(13.4)	(75.4)

Proceeds from asset dispositions and other, net (see Note 9)	152.4	7.3

Net cash used in investing activities	(141.6)	(169.4)

Financing activities

Increase in debt	69.2	136.3

Payment of debt	(112.0)	(49.0)

Common dividends	(118.1)	(87.0)

Other, net	1.1	(4.2)

Net cash used in financing activities	(159.8)	(3.9)

Increase (decrease) in cash and cash equivalents	11.7	(56.7)

Cash and cash equivalents at beginning of year	234.2	221.7

Cash and cash equivalents at end of period	$245.9	165.0

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

	Common Shares				Accumulated
			Capital in		Other		Common
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	Par Value	Earnings	Income (loss)	Other	Equity

Balance at December 31, 1999	78.7	$491.6	$1,016.4	$1,959.8	$(180.3)	$(10.7)	$3,276.8

Stock options exercised	-	0.1	1.0	-			1.1

Restricted shares issued, net	-	0.4	2.7	-		(0.5)	2.6

Other investment adjustments			(0.7)	-			(0.7)

Dividends on common shares				(118.1)			(118.1)

Comprehensive income (loss):

Net income				20.9			20.9

Other comprehensive income (loss), net of tax:

Translation adjustment					(27.2)		(27.2)

Unrealized gains on securities					0.6		0.6

Other comprehensive loss					(26.6)		(26.6)

Comprehensive loss							(5.7)

Balance at September 30, 2000	78.7	$492.1	$1,019.4	$1,862.6	$(206.9)	$(11.2)	$3,156.0

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; in millions)

						Corporate
		PD Industries				Unallocated
	Phelps					&
	Dodge	Specialty	Wire &		Segment	Reconciling
	Mining	Chemicals	Cable	Total	Subtotal	Eliminations*	Totals

Third Quarter 2000

Sales & other operating revenues:

Unaffiliated customers	$825.8	148.2	219.4	367.6	1,193.4	-	1,193.4

Intersegment	61.2	-	0.4	0.4	61.6	(61.6)	-

Non-recurring charges	0.7	-	2.6	2.6	3.3	-	3.3

Operating income (loss)	91.5	20.7	8.4	29.1	120.6	(19.3)	101.3

Assets at September 30	6,299.1	764.7	706.0	1,470.7	7,769.8	252.5	8,022.3

Third Quarter 1999

Sales & other operating revenues:

Unaffiliated customers	$406.9	132.9	202.9	335.8	742.7	-	742.7

Intersegment	62.2	-	0.1	0.1	62.3	(62.3)	-

Non-recurring charges	-	-	1.1	1.1	1.1	-	1.1

Operating income (loss)	36.2	21.9	4.9	26.8	63.0	(11.5)	51.5

Assets at September 30	3,175.3	761.4	805.6	1,567.0	4,742.3	147.0	4,889.3

First Nine Months 2000

Sales & other operating revenues:

Unaffiliated customers	$2,333.1	453.3	639.6	1,092.9	3,426.0	-	3,426.0

Intersegment	180.1	-	1.5	1.5	181.6	(181.6)	-

Non-recurring charges	5.9	-	43.7	43.7	49.6	-	49.6

Operating income (loss)	197.9	71.8	(27.3)	44.5	242.4	(56.1)	186.3

Assets at September 30	6,299.1	764.7	706.0	1,470.7	7,769.8	252.5	8,022.3

First Nine Months 1999

Sales & other operating revenues:

Unaffiliated customers	$1,102.3	398.8	595.8	994.6	2,096.9	-	2,096.9

Intersegment	170.7	-	0.2	0.2	170.9	(170.9)	-

Non-recurring charges	34.5	19.9	29.5	49.4	83.9	0.2	84.1

Operating income (loss)	8.2	62.7	(11.0)	51.7	59.9	(35.6)	24.3

Assets at September 30	3,175.3	761.4	805.6	1,567.0	4,742.3	147.0	4,889.3

*	Represents corporate, unallocated and reconciling elimination activities and assets.

NOTES TO CONSOLIDATED FINANCIAL

INFORMATION
(Unaudited)

1.	The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 1999. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

2.	The results of operations for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

3.	The results of operations for the three-month and nine-month periods ended September 30, 1999, reflect the reclassification of $4.8 million and $14.8 million, respectively, of operation support costs from selling and general administrative expenses to cost of products sold to conform to the current year presentation.

4.	Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. As of September 30, 2000, the Company had a total of approximately 110 million pounds of year 2000 copper cathode production under various price protection agreements with various financial institutions. These annual contracts effectively ensure minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound. The minimum and maximum prices are based on the average London Metal Exchange price for the protection period.

5.	Cyprus Amax Acquisition

Liabilities recorded in the acquisition of Cyprus Amax included costs of $22 million associated with merging Cyprus Amax’s operations into the Company’s operations (e.g., lease and other cancellation costs and employee termination costs, primarily for duplicate administrative and management functions). Through September 30, 2000, we have paid $19 million for such costs, including approximately $11 million for employee termination and severance costs. These liabilities are expected to be substantially paid out by the end of 2000.

6.	Restructuring Charges and Non-Recurring Items

June 2000 Restructuring Plan

On June 27, 2000, we announced a plan to reduce operating costs and restructure operations at our mining and wire and cable segments. This plan comprised the following actions.

(i)  Higher-cost production was curtailed at the Miami copper mine in Arizona and production was reduced at the Henderson molybdenum mine in Colorado resulting in a total workforce reduction of 175 full-time employees beginning in the second quarter (and expected to be completed by year end). These actions resulted in a pre-tax charge of $5.2 million.

(ii)  Production ceased at two wire and cable plants in Venezuela in the second quarter due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a total non-recurring, pre-tax charge of $25.7 million, consisting of an impairment in the carrying value of property, plant and equipment and other assets of $19.2 million, plant dismantling costs of $2.6 million, employee severance of $2.2 million and impairment of goodwill of $1.7 million. In addition, working capital write-downs of $4.2 million were recorded to cost of products sold as a result of the decision to close the plants.

(iii)  The planned closure of a telephone cable operation in El Salvador in the third quarter of 2000 was announced due to low plant utilization levels as a result of heightened global competition for telecommunication cable tenders. The planned plant closure resulted in a non-recurring, pre-tax charge of $4.6 million, including $4.0 million relating to the impairment of the carrying value of property, plant and equipment and $0.6 million associated with various other costs. In addition, working capital writedowns of $2.2 million were recorded to cost of products sold as a result of the decision to close the plant.

(iv)  A non-recurring, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. The continuing competitive pricing environment led to a determination that we should assess the recoverability of our Austrian wire and cable asset values. Our assessment of the carrying value of the property, plant and equipment of $4.2 million and the goodwill balance of $2.8 million indicated impairments of $3.0 million and $2.8 million, respectively.

(v)  A charge of $7.2 million to miscellaneous income and expense was recognized to reflect the impairment of our 40 percent equity interest in a wire and cable operation in the Philippines. The impairment was based upon an analysis of future cash flows of the operation, continuing economic uncertainty in the Philippines and the erosion of our strategic and operating influence. These factors indicate that there is little likelihood of recovery on our investment and management is evaluating available alternatives.

In total, these actions resulted in non-recurring, pre-tax charges of $41.3 million ($36.9 million, or 47 cents per share after taxes), charges to cost of products sold representing the working capital component of the above actions ($6.4 million, or 8 cents per share after taxes), and a $7.2 million charge to miscellaneous income and expense ($7.2 million, or 9 cents per share after taxes). The following table presents a roll-forward of the liabilities incurred in connection with the June 2000 Restructuring Plan, which were all reflected as current liabilities in our consolidated balance sheet.

(in millions)
	Beginning
	Accrual	Additions	Payments	9/30/00

PD Mining:

Employee Severance	$5.2	-	(3.4)	1.8

Equipment Relocation(A)	-	0.7	(0.7)	-

PD Mining total	5.2	0.7	(4.1)	1.8

PD Industries:
Wire and Cable

Employee Severance	2.2	-	(2.2)	-

Plant Removal and Dismantling	2.8	-	(0.5)	2.3

PD Industries total	5.0	-	(2.7)	2.3

Total	$10.2	0.7	(6.8)	4.1

(A)	Relocation costs are charged to expense as incurred.

           Other Non-Recurring Items

In addition to the above items, we received in the 2000 second quarter a tax refund of $6.5 million and related interest income of $5.8  million ($3.6 million, or 4 cents per share after taxes) resulting from the settlement of the Company’s 1990 and 1991 income tax audits.

June 1999 Restructuring Plan

On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments. This plan comprised the following actions.

(i)  Higher-cost copper production was curtailed by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas.

(ii)  We sold a non-core South African fluorspar mining unit.

(iii)  Certain wire and cable assets were restructured to respond to changing market conditions.

(iv)  We suspended operations at Columbian Chemicals Company’s carbon black plant in the Philippines.

These actions resulted in a total non-recurring, pre-tax charge of $84.7  million ($58.7 million, or $1.01 per share after taxes) in the 1999 second quarter. The following table presents a roll-forward of the liabilities incurred in connection with the June 1999 Restructuring Plan.

(in millions)
	12/31/99	Additions	Payments	9/30/00

PD Mining:

Employee Severance	$1.4	-	(1.0)	0.4

Mothballing/ Take or Pay Contracts	3.5	-	(1.0)	2.5

Environmental Clean-up	5.9	-	(3.2)	2.7

PD Mining total	10.8	-	(5.2)	5.6

PD Industries:
Wire and Cable

Employee Severance and Relocation(A)	3.2	1.8	(3.8)	1.2

Plant Removal and Dismantling	1.0	5.5	(5.5)	1.0

	4.2	7.3	(9.3)	2.2
Specialty Chemicals

Employee Severance	0.3	-	(0.3)	-

Disposal and Dismantling	1.8	-	(0.5)	1.3

Environmental	0.8	-	-	0.8

	2.9	-	(0.8)	2.1

PD Industries total	7.1	7.3	(10.1)	4.3

Total	$17.9	7.3	(15.3)	9.9

(A)	Relocation costs are charged to expense as incurred.

           The balance of cash outlays are expected to be made during the remainder of 2000, except for those associated with pension and post-retirement obligations and environmental clean-up.

7.	Accounting Standards

The Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS 137) and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement is required to be adopted by the Company on January 1, 2001. We are in the process of evaluating the effect this statement will have on our financial reporting and disclosures as well as on our ongoing derivative and hedging activities and are developing systems and procedures to effect its implementation.

In the 1999 first quarter, we adopted SOP 98-5, “Reporting on the Costs of Start-Up Activities.” The adoption resulted in a $3.5 million after-tax charge, or 6  cents per common share, representing the write-off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” (as amended by SAB 101A and 101B) that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation date of SAB 101 for the Company is no later than the fourth fiscal quarter of 2000. Based upon current SEC guidance and discussion, we believe that the Company is in substantial compliance with SAB 101 and that there would not be a material impact upon implementation.

The Emerging Issues Task Force issued Topic No. D-88, “Planned Major Maintenance Activities” in March 2000. Topic D-88 requires companies to disclose in their 2000 Form 10-Qs their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. Our policy for repair and maintenance costs incurred in connection with planned major maintenance activities is to charge to operations such costs equally over the period (generally 12 months) in which the major maintenance activities are incurred.

8.	Environmental Matters

As of December 31, 1999, we had a reserve balance of $336.1 million for estimated future costs associated with environmental matters. During the first nine months of 2000, net spending against that reserve totaled $23.0 million resulting in a reserve balance of $313.1 million at September 30, 2000.

The Company has received notice of an agreement to perform a Remedial Investigation/ Feasibility Study (RI/ FS) at a site for which it may have an indemnity obligation. The cost of the RI/ FS is not considered to be material. It is not possible to reasonably estimate the potential liability concerning the site until the RI/ FS is complete.

The Company has contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies please see Note 19 to the Consolidated Financial Statements in the Company’s 1999 Form 10-K.

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

11.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares were issued. The average number of diluted common shares outstanding includes 0.3 million for the dilutive impact of restricted stock issued to employees for both the three- and nine-month periods ended September 30, 2000. The average number of diluted common shares outstanding for the third quarter ended September 30, 1999, includes 0.2 million for the dilutive impact of restricted stock issued to employees and 0.1 million for the dilutive impact of employee stock options. These shares were not included in the nine-month period ended September 30, 1999, determination as the effect of these shares was anti-dilutive. Stock options excluded from the computation of diluted earnings per share because option prices exceeded fair market value were as follows:

(in millions, except for option price)

			First Nine
	Third Quarter		Months

	2000	1999	2000	1999

Outstanding options	6.7	2.6	6.5	3.0

Average option price	$41.81	59.69	47.59	56.03

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of September 30, 2000, and for the three-month and nine-month periods ended September 30, 2000 and 1999, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2000, and the related consolidated statement of operations, for each of the three-month and nine-month periods ended September 30, 2000 and 1999, the consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the consolidated statement of common shareholders’ equity for the nine-month period ended September 30, 2000. This financial information is the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the year then ended (not presented herein), and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Phoenix, Arizona
October 16, 2000

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

RESULTS OF OPERATIONS

         Earnings

         The Company had consolidated earnings in the 2000 third quarter of $41.5 million, or 53 cents per common share, before after-tax, non-recurring charges of $2.2 million, or 3 cents per common share, from the Company’s restructuring plans (see Note 6 to the Consolidated Financial Information for a description of the restructuring plans and the non-recurring items). By comparison, earnings for the third quarter of 1999 were $16.1 million, or 28 cents per common share, before after-tax, non-recurring charges of $0.7 million, or 1 cent per common share. After non-recurring items, 2000 third quarter net income was $39.3 million, or 50 cents per share, compared with 1999 third quarter net income of $15.4 million or 27 cents per common share.

         Consolidated earnings for the nine months ended September 30, 2000, were $66.7 million, or 85 cents per common share, before after-tax, non-recurring charges of $45.8 million, or 58 cents per common share. Earnings for the nine months ended September 30, 1999, were $17.8 million, or 31 cents per common share, before after-tax, non-recurring charges of $59.4 million, or $1.03 per share, as a result of the June 1999 Restructuring Plan, and an after-tax charge of $3.5 million, or 6 cents per common share, for the cumulative effect of an accounting change (see Note 7 to the Consolidated Financial Information).

         Earnings before non-recurring items were higher in the third quarter and the first nine months of 2000 than in the corresponding 1999 periods principally as a result of higher average copper prices and the associated benefits of a lower effective income tax rate, as well as the addition of production from the properties acquired in the October 16, 1999, Cyprus Amax Minerals Company (Cyprus Amax) acquisition. These increases were partially offset by higher copper production costs primarily resulting from increased electric power and diesel fuel costs.

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which we base our selling price, averaged 87 cents in the third quarter and 83 cents for the first nine months of 2000 compared with 78 and 70 cents in the corresponding 1999 periods. From October 2 through November 10, 2000, the COMEX price averaged 86 cents per pound, closing at 84 cents on November 10, 2000.

         A change in the price we receive for copper, or in our unit production costs, may have a significant effect on our results. Our share of current annual production is approximately 2.4 billion pounds of copper. Accordingly, each 1-cent per pound change in our average annual realized copper price, or in our average annual unit production costs, results in a variation in annual pre-tax operating income levels of approximately $24 million.

         Depending on market circumstances, we may periodically purchase or liquidate various copper price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. See Note 4 to the Consolidated Financial Information for a discussion of such contracts as of September 30, 2000.

         Sales

         Sales were $1,193.4 million in the 2000 third quarter and $3,426.0 million in the nine months ended September 30, 2000, compared with $742.7 million and $2,096.9 million in the corresponding 1999 periods. These increases principally resulted from higher average copper and carbon black prices, combined with higher sales volumes of copper and molybdenum, due largely to the Cyprus Amax acquisition.

         Business Segments

         Results for 2000 and 1999 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries.

RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PD Mining) is an international business comprising a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. Copper is sold primarily to others as rod, cathode or concentrates, and as rod to our wire and cable segment. PD Mining at times smelts and refines copper and produces copper rod for others on a toll basis. PD Mining also is an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. PD Mining also produces gold, silver, molybdenum and copper chemicals as by-products, and sulfuric acid from our air quality control facilities. This business segment also includes our worldwide mineral exploration programs.

	Third Quarter

	2000	1999

Copper production (thousand short tons):

Total production	364.9	227.8

Less minority participants’ shares(A)	64.0	40.2

Net Phelps Dodge share	300.9	187.6

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	294.9	193.0

Purchased copper	112.2	71.3

Total copper sales	407.1	264.3

COMEX

Average spot price per pound - copper cathodes	$0.87	0.78

Molybdenum production (million pounds)	12.9	0.1

Molybdenum sales (million pounds)	13.0	-

Metals Week

Average dealer oxide price per pound - molybdenum	$2.62	2.68
	(in millions)

PD Mining

Sales and other operating revenues - Unaffiliated customers	$825.8	406.9

Operating income(B)	$91.5	36.2

	First Six Months

	2000	1999

Copper production (thousand short tons):

Total production	1,104.1	720.6

Less minority participants’ shares(A)	196.3	125.0

Net Phelps Dodge share	907.8	595.6

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	918.1	595.3

Purchased copper	318.0	205.6

Total copper sales	1,236.1	800.9

COMEX

Average spot price per pound - copper cathodes	$0.83	0.70

Molybdenum production (million pounds)	38.1	0.5

Molybdenum sales (million pounds)	44.9	0.4
Metals Week

Average dealer oxide price per pound - molybdenum	$2.68	2.68
	(in millions)

PD Mining

Sales and other operating revenues - Unaffiliated customers	$2,333.1	1,102.3

Operating income(B)	$197.9	8.2

(A)	Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporacion Nacional del Cobre de Chile (Codelco).

(B)	Includes pre-tax charges of $5.9 million in the 2000 nine months and $0.7 million in the 2000 third quarter for the curtailment of copper and molybdenum mining activities. The 1999 nine months includes a pre-tax charge of $34.5 million for the sale of a fluorspar mine, the suspension of operations of a smelter and the curtailment of a copper mining and refining operation. See Note 6 to the Consolidated Financial Information.

         Sales

         PD Mining sales and other operating revenues to unaffiliated customers increased by $418.9 million, or 103 percent, in the 2000 third quarter and by $1,230.8 million, or 112 percent, in the first nine months of 2000 compared with the corresponding 1999 periods. The increase for the third quarter was a result of increased copper sales volumes, primarily as a result of the acquisition of Cyprus Amax (approxi-

mately $223 million), increased average selling prices for copper (approximately $73 million) and increased molybdenum sales revenue (approximately $61 million.) as a result of the properties acquired as part of the Cyprus Amax acquisition. In addition, increased rod premiums resulted in an approximate $12 million increase in sales and other operating revenues in the third quarter of 2000 relative to the corresponding period in the prior year. The increase for the nine-month period was a result of increased copper sales volumes, primarily as a result of the acquisition of Cyprus Amax (approximately $609 million), increased average selling prices for copper (approximately $321 million) and increased molybdenum sales revenue (approximately $190 million) as a result of the properties acquired as a result of the Cyprus Amax acquisition.

         Operating Income

         PD Mining reported operating income of $92.2 million in the 2000 third quarter before pre-tax, non-recurring charges of $0.7 million. This compares with operating income of $36.2 million in the corresponding 1999 period. The increase primarily reflected the higher average copper sales price realization of PD-mined copper (approximately $35 million) and higher sales volumes of PD-mined copper (approximately $31 million). These increases were partially offset by higher copper production costs (approximately $14 million). Compared with the 1999 third quarter, the combination of high diesel fuel and natural gas costs, plus the impact of high spot electric power costs and sporadic power curtailments, reduced operating earnings of PD Mining by approximately $22 million. For the nine-month period ended September 30, 2000, PD Mining reported operating income of $203.8 million before non-recurring, pre-tax charges of $5.9 million compared to $42.7 million before non-recurring, pre-tax charges of $34.5 million. The year-to-date increase reflected the higher average copper sales price realization of PD-mined copper (approximately $154 million) and higher sales volumes of PD-mined copper (approximately $72 million). These increases were partially offset by higher copper production costs (approximately $65 million).

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

	Third Quarter

	2000	1999

	(in millions)

Sales and other operating revenues - Unaffiliated customers:

Specialty chemicals	$148.2	132.9

Wire and cable	219.4	202.9

	$367.6	335.8

Operating income:

Specialty chemicals	$20.7	21.9

Wire and cable(A)	8.4	4.9

	$29.1	26.8

	First Nine Months

	2000	1999

	(in millions)
Sales and other operating revenues -

Unaffiliated customers:

Specialty chemicals	$453.3	398.8

Wire and cable	639.6	595.8

	$1,092.9	994.6

Operating income (loss):

Specialty chemicals(B)	$71.8	62.7

Wire and cable(A)(C)(D)	(27.3)	(11.0)

	$44.5	51.7

(A)	Includes pre-tax charges of $2.6 million in the 2000 third quarter for costs associated with the June 1999 Restructuring Plan (see Note 6 to the Consolidated Financial Information).

(B)	Includes a pre-tax charge of $19.9 million in the 1999 second quarter for costs associated with the suspension of operations at a carbon black facility in the Philippines (see Note 6 to the Consolidated Financial Information).

(C)	Includes a pre-tax charge of $45.4 million in the 2000 second quarter associated with the June 2000 Restructuring Plan and $2.1 million in the 2000 first quarter for costs associated with the June 1999 Restructuring Plan (see Note 6 to the Consolidated Financial Information).

(D)	Includes a pre-tax charge of $28.4 million in the 1999 second quarter and $1.1 million in the 1999 third quarter for costs associated with the restructuring of certain wire and cable operations (see Note 6 to the Consolidated Financial Information).

         Sales

         PD Industries reported sales to unaffiliated customers of $367.6 million in the third quarter and $1,092.9 million for the first nine months of 2000, compared with $335.8 million and $994.6 million in the corresponding 1999 periods. The increases principally reflect higher sales in both the specialty chemicals and wire and cable segments. Increases of 12 percent and 14 percent in specialty chemicals sales for the three- and nine-month periods, respectively, are the result of higher average selling prices following an increase in feedstock costs. Increases of 8 percent and 7 percent in wire and cable sales were primarily the result of increased copper prices and higher sales volumes to the aerospace and geophysical markets.

         Operating Income

         PD Industries reported 2000 third quarter operating income of $31.7 million before pre-tax, non-recurring charges of $2.6 million for wire and cable restructuring activities. Operating income in the 1999 third quarter was $27.9 million before pre-tax, non-recurring charges of $1.1 million. The increase is due to higher sales levels in both the specialty chemicals and wire and cable segments partially offset by an increase in feedstock costs.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization expense was $111.0 million in the third quarter and $349.5 million for the first nine months of 2000, compared with $68.4 million and $212.7 million in the corresponding 1999 periods. The 2000 depreciation expense includes depreciation at the acquired Cyprus Amax properties.

         Selling and General Administrative Expense

         Selling and general administrative expense was $32.7 million in the third quarter and $99.7 million for the first nine months of 2000, compared with $25.0 million and $74.8 million in the corresponding 1999 periods. The increases are primarily related to the addition of administrative functions to support the Cyprus Amax acquired properties and the inclusion of molybdenum selling expenses for production from the Cyprus Amax properties. (Also, see Note 3 to the Consolidated Financial Information for a brief discussion of a reclassification of certain 1999 expenses.)

         Exploration and Research and Development Expense

         Our 2000 third quarter exploration and research expense was $12.6 million, an increase of $0.3 million from that in the 1999 third quarter, reflecting higher exploration spending in Brazil and Canada, partially offset by the receipt of a payment on an optioned exploration property. Exploration and research expense for the nine months period ended September 30, 2000 was $39.8 million, an increase of $6.4 million over the corresponding 1999 period. This increase is a result of increased spending in Brazil and in the Safford District, partially offset by the receipt of a payment on an optioned exploration property in the third quarter.

         Interest Expense

         Interest expense was $54.4 million in the 2000 third quarter bringing the nine-month total to $163.8 million. This compares to $20.3 million in the 1999 third quarter and $68.4 million in the nine-month period. The increases primarily reflected the assumption of Cyprus Amax’s debt.

         Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net, increased by $1.9 million in the third quarter and $19.7 million for the first nine months of 2000 compared with the corresponding 1999 periods. These changes principally reflect higher interest income and higher currency exchange gains as compared to the corresponding 1999 periods.

         Provision for Taxes on Income

         The effective tax rate of 22 percent for the three-month period ended September 30, 2000, varies from the customary effective tax rate of 37 percent primarily as a result of the net year-to-date effect of a decrease in projected foreign exploration expenditures and a higher copper price. Improved copper prices have increased the proportion of our earnings from mining operations. The mining division generally attracts a lower tax rate than the rest of our operations due to the percentage depletion allowance in the United States, which varies in relation to copper prices, and a relatively low tax rate in Chile.

CHANGES IN FINANCIAL CONDITION

         Debt

         At September 30, 2000, our total debt was $2,708.7 million, compared with $2,755.0 million at December 31, 1999. Our ratio of debt to total capitalization was 45.5 percent at September 30,

2000, compared with 45.0 percent at December 31, 1999.

         An agreement on a new, unsecured revolving credit facility was entered into by the Company and several lenders on May 10, 2000. (For a discussion of this agreement, please see Note 10 to the Consolidated Financial Information.)

         Capital Expenditures and Investments

         Capital expenditures and investments during the first nine months of 2000 were $222.7 million for PD Mining (including $112.5 million for the Company’s share of the Morenci mine-for-leach project), $62.5 million for PD Industries (including $19.0 million for the purchase of the remaining 40 percent minority interest in our Hungarian carbon black facility), and $5.8 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 1999 period were $55.4 million for PD Mining and $118.9 million for PD Industries (including $76.1 million for the acquisition of an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co. Ltd.). The Company expects capital expenditures and investments for the year 2000 to be approximately $300 million for PD Mining (including $139 million for the Company’s share of the Morenci mine-for-leach project) and approximately $100 million for PD Industries.

         Dividends

         On September 8, 2000, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 2000 third quarter; the total amount paid was $39.4 million. On November 1, 2000, the Board of Directors declared a regular dividend in the 2000 fourth quarter of 50 cents per common share. The dividend is to be paid on December 8, 2000, to shareholders of record at the close of business on November 17, 2000.

         Other Matters

         For a discussion of incurred costs associated with merging Cyprus Amax’s operations into our operations, please refer to Note 5 of the Consolidated Financial Information. For a discussion of the status of the liability components of the 2000 and 1999 restructuring charges, please refer to Note 6 of the Consolidated Financial Information. For a discussion of new accounting standards, please refer to Note 7 of the Consolidated Financial Information.

         During the third quarter, we received informal notification from Alcoa, Inc. that they believe Cyprus Amax Minerals Company owes their subsidiary, Alumax, Inc., additional sums under a Tax Disaffiliation Agreement dated May 24, 1993. We intend to dispute this claim.

Part II.  Other Information

Item 1.  Legal Proceedings

      On September 6, 2000, the Environmental Protection Agency issued a second Notice of Violation (NOV) to Phelps Dodge Sierrita, Inc. The NOV claims that the Sierrita facility failed to obtain proper Prevention of Significant Deterioration permits and failed to comply with New Source Performance Standards. The Corporation is preparing a response to the NOV.

Item 5.  Other Information

         At a meeting on November 1, 2000, the Board of Directors authorized amendments to Sections 1, 2, 5 and 7 of Article II of the Bylaws, which are reflected in the restated Bylaws attached as an exhibit to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	No reports on Form 8-K were filed by us during the quarter ended September 30, 2000.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION

(Corporation or Registrant)

Date:  November 13, 2000

By:	Stanton K. Rideout

     Stanton K. Rideout
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

3.2	Amended and Restated Bylaws of the Corporation (marked to show changes from the current version), effective as of November 1, 2000 (except Section 7 of Article II which is effective as of May 2, 2001) (SEC File No. 1-82).
12	Computation of ratios of total debt to total capitalization.
15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.
27	Financial Data Schedule