Form 10-K405
period 2000-12-31
PHELPS DODGE CORP
filed 2001-03-09
CIK 78066

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

2600 North Central Avenue, Phoenix, AZ 85004-3089

Registrant’s telephone number: (602) 234-8100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, $6.25 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Shares of the issuer held by nonaffiliates at March 6, 2001, was approximately $2,938,088,553.

Number of Common Shares outstanding at March 6, 2001: 78,712,799 shares.

Documents Incorporated by Reference:

Document	Location in 10-K

Proxy Statement for 2001 Annual Meeting	Part III

i

Part I
Items 1. and 2. Business and Properties
PHELPS DODGE MINING COMPANY
Properties, Facilities and Production
Mining Operations
Phelps Dodge Copper Production Data, by Source (a)
Phelps Dodge Metal Production and Sales (a)(d)
Phelps Dodge Smelter, Refinery and Rod Production (a)
Other Mining Operations and Investments
Exploration
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
RESULTS OF PHELPS DODGE MINING COMPANY
RESULTS OF PHELPS DODGE INDUSTRIES
OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
CAPITAL OUTLAYS
INFLATION
DIVIDENDS AND MARKET PRICE RANGES
QUARTERLY FINANCIAL DATA
PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURES
EX-12
EX-21
EX-23
EX-24

PHELPS DODGE CORPORATION

Annual Report on Form 10-K For the Year Ended December 31, 2000

Page

Part I.

Items 1. and 2. Business and Properties	1

Phelps Dodge Mining Company	2

Properties, Facilities and Production	2

Mining Operations	2

Phelps Dodge Copper Production Data, by Source	6

Phelps Dodge Metal Production and Sales	8

Phelps Dodge Smelter, Refinery and Rod Production	9

Other Mining Operations and Investments	10

Exploration	10

Ore Reserves	12

Sales and Competition	14

Prices, Supply and Consumption	14

Costs	15

Energy Supplies	16

Environmental and Other Regulatory Matters	16

Ownership of Property	19

Phelps Dodge Industries	19

Specialty Chemicals Segment	20

Wire and Cable Segment	21

Environmental Matters	22

Labor Matters	22

Research and Development	23

Other Environmental Matters	23

Item 3. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	30

Executive Officers of Phelps Dodge Corporation	30
Part II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters	31

Item 6. Selected Financial Data	31
Item 7. Management’s Discussion and Analysis

Management’s Discussion and Analysis	32

Results of Phelps Dodge Mining Company	38

Results of Phelps Dodge Industries	43

Other Matters Relating to the Statement of Consolidated Operations	46

Changes in Financial Condition; Capitalization	47

Capital Outlays	52

Inflation	52

Dividends and Market Price Ranges	52

Quarterly Financial Data	53

Item 8. Financial Statements and Supplementary Data Index to Consolidated Financial Statements	54

Report of Independent Accountants on Financial Statement Schedule	54

Report of Management	54

Report of Independent Accountants	55

Statement of Consolidated Operations	56

Consolidated Balance Sheet	57

Consolidated Statement of Cash Flows	58

Consolidated Statement of Common Shareholders’ Equity	59

Notes to Consolidated Financial Statements	60

Item 9. Disagreements on Accounting and Financial Disclosure	31
Part III.

Item 10. Directors and Executive Officers of the Registrant	87

Item 11. Executive Compensation	87

Item 12. Security Ownership of Certain Beneficial Owners and Management	87

Item 13. Certain Relationships and Related Transactions	87
Part IV.

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K	87

Schedule II — Valuation and Qualifying Accounts and Reserves	91

Signatures	92

PHELPS DODGE CORPORATION

2000 Annual Report on Form 10-K

Part I

Items 1. and 2. Business and Properties

         Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or ours) is the world’s second largest producer of copper, among the world’s largest carbon black and magnet wire producers, and is the world’s largest producer of continuous-cast copper rod. On October 16, 1999, we acquired Cyprus Amax Minerals Company (Cyprus Amax or Cyprus) thereby enhancing our copper assets with significant operations in the United States and South America. As a result of the acquisition, we also became the world’s largest producer of molybdenum and molybdenum products.

         The Company consists of two divisions:

(i) Phelps Dodge Mining Company and (ii) Phelps Dodge Industries.

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

         In 2000, Phelps Dodge Mining Company produced 1,200,300 tons of copper for our account from worldwide mining operations, and an additional 258,700 tons of copper for the accounts of our minority interest joint-venture partners. Gold, silver, molybdenum, copper sulfate, rhenium and sulfuric acid are by-products of our copper operations. Production of copper for our own account from our U.S. operations constituted approximately 60 percent of the copper mined in the United States in 2000. Much of our U.S. cathode copper production, together with additional copper purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. We also explore for metals and minerals throughout the world.

         Our international mining operations include Candelaria and El Abra, major copper mines in Chile, the Cerro Verde copper mine in Peru, and other operations and investments in Chile and Peru. These operations produce a variety of metals and minerals including copper, gold and silver.

         Molybdenum concentrate is produced at our Henderson mine in Colorado, and as a by-product at several of our U.S. copper operations. The concentrate is roasted to produce molybdenum oxide at one of our three roasting operations, and various molybdenum metallurgical and chemical products are produced at our four conversion facilities.

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

         Our wire and cable segment has operations in the United States, Latin America, Asia, Europe and Africa. This segment produces magnet wire and other copper products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers and other products, and manufactures copper and aluminum energy cables, telecommunications cables and specialty conductors.

         On December 8, 2000, we announced our intention to explore strategic alternatives for, including potential sale of, our specialty chemicals and wire and cable segments.

         Our world headquarters is located in Phoenix, Arizona, with a temporary satellite facility in Tempe, Arizona. The Phoenix and Tempe offices are leased properties.

         Throughout this document, unless otherwise stated, all references to tons are to short tons, and references to ounces are to troy ounces.

         We employed 15,500 people on December 31, 2000.

PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PD Mining) is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting and refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum, copper sulfate, rhenium and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration and development programs.

Properties, Facilities and Production

                  Mining Operations

         We produce copper concentrate from open-pit mines and concentrators located in Morenci, Bagdad and Green Valley, Arizona; Santa Rita, New Mexico; and near Copiapó, Chile. We produce electrowon copper cathode at solution extraction/electrowinning (SX/ EW) operations in Tyrone and Santa Rita, New Mexico; Morenci, Miami, Bagdad and Green Valley, Arizona; near Arequipa, Peru; and near Calama, Chile.

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

         In September of 1999, the Company announced plans to reduce production costs of copper at its Morenci, Arizona, mine by converting all production to a mine-for-leach process through expansion of SX/ EX facilities. The $220 million conversion, completed in early 2001, should allow the Morenci mine to sustain copper production rates consistent with its current total annual rate of approximately 410,000 tons. Cost reductions are expected to be achieved by eliminating the process steps of concentrating, smelting and refining in producing copper. The conversion included expansion of the mine’s current crushing and conveying system, installation of mobile stackers that disperse crushed ore on leach stockpiles, expansion of existing solution extraction facilities and construction of a new electrowinning tankhouse.

         On June 30, 1999, we announced the placement of the Metcalf concentrator on standby resulting in a reduction of approximately 70,000 tons of annual copper production. In the fourth quarter of 1999, as a result of the acquisition of Cyprus Amax together with the conversion of Morenci to mine-for-leach, it was determined that the Metcalf concentrator would be permanently closed. At that time, we recognized an impairment of $88 million pre-tax for its closure. See Note 3 to the consolidated financial statements for more information.

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

         We also own the Sierrita mine near Green Valley, Arizona. The facility consists of an open-pit mine, sulfide ore concentrator, a molybdenum recovery plant and two molybdenum roasters. Copper ore mined at Sierrita is processed into copper and molybdenum concentrates. Sierrita also uses an oxide and low-grade sulfide ore dump leaching system with an SX/ EW plant to produce copper cathode. Sierrita’s on-site roasters process molybdenum concentrates produced at Sierrita, Bagdad and Chino, and on a toll basis for third parties. The resulting molybdenum oxide and related products are either packaged for shipment to customers worldwide or transported to other Phelps Dodge facilities for further processing.

         Our wholly owned Miami operations consist of an open-pit copper mine, an SX/ EW plant producing copper cathode, a smelter, an acid plant, an electrolytic refinery and a copper rod plant. The facilities are located near Miami, Arizona.

         On June 27, 2000, we announced a mine plan incorporating a reduction in mining activities at the Miami mine. The new mine plan temporarily suspended stripping in a higher cost portion of the mine and will allow for the redistribution of a variety of mining equipment to other Phelps Dodge mining operations to reduce overall capital expenditures. The new mine plan had no impact on 2000 production but is expected to result in reductions in annual copper production of 17,500 tons and 42,500 tons, respectively, in 2001 and 2002.

         We operate an open-pit copper mine, concentrator and SX/ EW facility in Santa Rita, New Mexico, and a smelter in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we hold a two-thirds interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owns the remaining one-third interest in Chino. Each partner purchases its proportionate share of Chino’s copper production each month. On October 21, 1998, we announced that we would curtail production at Chino. The production curtailment occurred in phases between October 31, 1998, and the first half of 1999. The curtailment resulted in a reduction of 35,000 tons of annual copper production.

         Our Tyrone mine-for-leach, open-pit copper mine and SX/ EW plant near Silver City, New Mexico, are wholly owned.

         We also operate the Candelaria mine located near Copiapó in the Atacama Desert of northern Chile. We completed an expansion of the facility in 1997. The operation presently consists of an open-pit copper mine, concentrator, port and associated facilities. We own an 80 percent interest in Candelaria through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary. Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation own the remaining 20 percent interest.

         Phelps Dodge owns 51 percent of Sociedad Contractual Minera El Abra (El Abra), which holds mining concessions over more than 33,000 acres of land near Calama in the copper-rich Second Region of northern Chile. The remaining 49 percent is owned by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). The El Abra operation, which began commercial production in December 1996, consists of a mine-for-leach, open-pit mining operation that uses three stages of crushing prior to leaching, an on/off leach pad, and an SX/ EW plant to produce copper cathode. El Abra also contains a copper sulfide deposit with currently identified mineralized material of about 650 million tons.

         We own approximately 82 percent of the common stock of Sociedad Minera Cerro Verde S.A. (Cerro Verde). Compañia de Minas Buenaventura S.A., a long-established Peruvian mining concern, owns approximately 9 percent and the employees of Cerro Verde own approximately 9 percent. The operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, Cerro Verde and Santa Rosa, a heap-leach operation and an SX/ EW plant to produce copper cathode. The ore is processed through primary, secondary and tertiary crushers and placed on leach pads after agglomeration.

         Until the fourth quarter of 1998, we produced copper concentrate from two underground mines and a concentrator located near Copiapó, Chile, through our wholly owned Chilean subsidiary, Compañía Contractual Minera Ojos del Salado (Ojos del Salado). We suspended operations indefinitely at Ojos del Salado on October 21, 1998, resulting in a reduction of more than 20,000 tons of annual copper production. Ojos del Salado remained on care-and-maintenance status at March 6, 2001.

         On February 3, 1998, we acquired Cobre Mining Company Inc. (Cobre) located in southwestern New Mexico adjacent to our Chino operations. The primary assets of Cobre include an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights. On October 21, 1998, we indefinitely suspended underground mining at Cobre due to low copper prices. On March 17, 1999, the remaining operations were suspended reducing copper production by 35,000 tons per year. The entire operation remained on care-and-maintenance status at March 6, 2001.

         We are the world’s leading producer of copper using the SX/ EW process. In 2000, we produced a total of 806,300 tons of cathode copper at our SX/ EW facilities, compared with 511,500 tons in 1999 and 430,800 tons in 1998. SX/ EW is a cost-effective process of extracting copper from certain types of ores. SX/ EW is a major factor in our continuing efforts to maintain internationally competitive costs. Our total annual capacity of electrowon copper cathode production is currently 410,000 tons at Morenci, 248,000 tons at El Abra, 75,000 tons at the Santa Rita plant, 75,000 tons at Tyrone, 105,000 tons at Miami, and 75,000 tons at Cerro Verde, 16,000 tons at Bagdad and 35,000 tons at Sierrita.

         We own and operate a copper smelter in Miami, Arizona, and, through Chino Mines Company, a two-thirds interest in the Chino smelter in Hurley, New Mexico. We smelt virtually all of our share of our U.S. copper concentrate production and occasionally some concentrate production from Candelaria. In addition, we purchase concentrate to keep our smelters operating at efficient levels. On June 30, 1999, we announced a restructuring plan that included temporarily shutting down our Hidalgo smelter in Hidalgo County, New Mexico. On September 3, 1999, we suspended operations at the Hidalgo smelter. As a result of the successful acquisition of Cyprus Amax and the conversion at Morenci to a mine-for-leach operation, the Hidalgo smelter is expected to be reconfigured to allow it to be a reliable source of acid. This reconfiguration resulted in a pre-tax write down of the Hidalgo assets of $201.5 million.

         We refine our share of anode copper production from our smelters at our refineries in El Paso, Texas, and Miami, Arizona. During 2000 and 1999, the El Paso refinery operated significantly below capacity due to the late 1999 third quarter closing of the Hidalgo smelter. The closure of the Hidalgo smelter resulted not only in a curtailment of operations at the El Paso refinery, but also a reduction of approximately 200 refinery jobs. Our Miami refinery has an annual production capacity of about 200,000 tons of copper cathode, and the El Paso refinery has an annual production capacity of about 450,000 tons of copper cathode. The total combined capacity of about 650,000 tons of electrolytic copper per year is sufficient to refine all the anode copper we produce for our account at our operating smelters as well as anodes from other customers that we refine on a toll basis. Our refineries also produce varying quantities of gold, silver and copper sulfate and recover small amounts of selenium, rhenium, platinum and palladium as by-products of the copper refining process.

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

         Phelps Dodge owns the underground Henderson molybdenum mine near Empire, Colorado. The operation consists of an underground block-caving mine where molybdenite ore is mined and transported to a conventional sulfide mill. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrate containing up to 58 percent molybdenum. Most of the concentrate is shipped to our Fort Madison roasting and chemical processing facility in Iowa where a number of different products are made for final sale to customers. A portion of Henderson’s production is sold to customers as molybdenum disulfide. In 1998, the Henderson 2000 project was initiated. The Henderson 2000 project consisted of the replacement of a 20-year old underground and surface rail transportation system with a modern conveyor. It also included initiation of the development of a new production level using more efficient high-lift caving methods. The new crushing and conveying system reached full capacity in early 2000.

         On May 8, 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its workforce by approximately 130 workers at Henderson.

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

         The Fort Madison conversion plant is located in Fort Madison, Iowa. The facilities consist of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet chemicals plant and sublimation equipment. In the chemical plant, technical grade oxide is further refined into various high purity molybdenum chemi-

cals for a wide range of uses by chemical and catalyst manufacturers. The Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure oxide and molybdenum disulfide.

         The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, a metallurgical packaging facility and a chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in a wet chemical plant.

         We also produce ferromolybdenum and molybdenum disulfide at our conversion plant located in Stowmarket, United Kingdom, for both European and worldwide customers. The plant is operated as both an internal and external customer tolling facility.

         The following tables show our worldwide copper production by source for the years 1996 through 2000; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:

•	conversion of the Morenci operations to mine-for-leach during 1999 and 2000 (with completion in early 2001);

•	curtailment of Henderson operations beginning in the 2000 second quarter;

•	acquisition of Cyprus Amax on October 16, 1999 (the primary assets acquired included the Bagdad, Sierrita, Miami, El Abra and Cerro Verde copper mines; the Henderson and Climax molybdenum mines; a copper smelter, refinery and two rod plants; three molybdenum roasting operations and three molybdenum conversion facilities);

•	permanent closure of the Metcalf concentrator at the end of 1999 which reduced Morenci’s production during 2000;

•	temporary closure of Hidalgo smelter facilities on September 3, 1999, (Hidalgo smelter is expected to be reconfigured to an acid conversion facility);

•	sale of Phelps Dodge Mining (Pty.) Limited (fluorspar operation) at the end of the 1999 second quarter;

•	curtailment of Chino operations beginning in the 1998 fourth quarter;

•	acquisition of Cobre in February 1998 followed by indefinite suspension of underground mining in October 1998 and the remaining facilities on March 17, 1999;

•	indefinite suspension of operations at Ojos del Salado in October 1998;

•	completion of the Southwest solution extraction project at Morenci in the 1998 third quarter;

•	expansion of concentrator operations at Candelaria in the 1997 fourth quarter; and

•	expansion of Chino’s SX/ EW plant at Santa Rita in 1997.

Phelps Dodge Copper Production Data, by Source (a)

     (thousand tons)

	2000	1999	1998	1997	1996

Material mined (b)

Morenci	274,871	297,872	288,200	291,698	297,688

Candelaria	116,541	126,903	131,155	90,045	83,962

Tyrone	113,937	113,422	108,359	107,896	102,936

El Abra	84,734	10,029	–	–	–

Sierrita	75,319	15,875	–	–	–

Bagdad	69,101	16,233	–	–	–

Chino	61,519	44,562	117,432	121,639	122,939

Cerro Verde	61,400	11,459	–	–	–

Miami	46,446	13,787	–	–	–

Cobre	–	4,558	15,763	–	–

Ojos del Salado	–	–	1,336	1,713	1,628

Total material mined	903,868	654,700	662,245	612,991	609,153

Less minority participants’ shares (c)	126,565	89,830	108,605	102,305	102,421

Net Phelps Dodge share	777,303	564,870	553,640	510,686	506,732

Ore mined (b)

Morenci	27,329	40,447	49,392	50,951	47,136

Candelaria	24,530	20,451	24,433	13,055	11,603

Tyrone	51,430	55,693	55,086	50,528	53,687

El Abra	43,711	8,706	–	–	–

Sierrita	57,249	12,383	–	–	–

Bagdad	28,387	6,126	–	–	–

Chino	14,371	16,362	17,306	18,413	20,061

Cerro Verde	17,833	2,642	–	–	–

Miami	11,032	2,501	–	–	–

Cobre	–	870	4,898	–	–

Ojos del Salado	–	–	1,179	1,551	1,506

Total ore mined	275,872	166,181	152,294	134,498	133,993

Less minority participants’ shares (c)	35,214	19,877	18,064	16,391	16,078

Net Phelps Dodge share	240,658	146,304	134,230	118,107	117,915

Grade of ore mined – percent copper

Morenci	0.80	0.68	0.68	0.72	0.70

Candelaria	0.93	1.21	1.07	1.45	1.40

Tyrone	0.26	0.28	0.26	0.29	0.30

El Abra	0.68	0.78	–	–	–

Sierrita	0.26	0.24	–	–	–

Bagdad	0.49	0.42	–	–	–

Chino	0.83	0.59	0.68	0.69	0.63

Cerro Verde	0.71	0.78	–	–	–

Miami	0.71	0.57	–	–	–

Cobre	–	1.00	0.93	–	–

Ojos del Salado	–	–	1.61	1.54	1.57

Phelps Dodge Copper Production Data, by Source (a)
     (thousand tons)

	2000	1999	1998	1997	1996

Recoverable copper (d)

Morenci:

Concentrate	132.3	195.2	247.2	269.9	247.1

Electrowon	284.7	284.7	275.8	272.3	262.5

Candelaria:

Concentrate	224.7	250.1	236.9	171.7	150.8

Tyrone:

Precipitate	–	–	–	2.6	3.7

Electrowon	79.3	80.1	82.6	76.6	76.0

El Abra:

Electrowon	217.4	52.8	–	–	–

Sierrita:

Concentrate	95.9	19.7	–	–	–

Electrowon	26.5	5.8	–	–	–

Bagdad:

Concentrate	111.5	22.3	–	–	–

Electrowon	11.8	2.9	–	–	–

Chino:

Concentrate and precipitate	87.0	74.3	85.5	99.9	99.0

Electrowon	48.6	55.8	72.4	69.1	69.5

Cerro Verde:

Electrowon	78.7	16.2	–	–	–

Miami:

Electrowon	59.3	13.2	–	–	–

Cobre:

Concentrate	–	6.6	34.2	–	–

Ojos del Salado:

Concentrate	–	–	17.9	21.1	21.3

Other	1.3	1.6	0.2	0.9	3.4

Total recoverable copper	1,459.0	1,081.3	1,052.7	984.1	933.3

Less minority participants’ shares (c)	258.7	191.2	178.7	172.0	162.9

Net Phelps Dodge share	1,200.3	890.1	874.0	812.1	770.4

Phelps Dodge Metal Production and Sales (a)(d)

	2000	1999	1998	1997	1996

Copper (thousand tons)

Total production	1,459.0	1,081.3	1,052.7	984.1	933.3

Less minority participants’ shares (c)	258.7	191.2	178.7	172.0	162.9

Net Phelps Dodge share	1,200.3	890.1	874.0	812.1	770.4

Sales (e)	1,200.6	884.2	876.3	812.8	771.6

Gold (thousand ounces)

Total production	148	174	185	139	129

Less minority participants’ shares (c)	31	35	36	30	26

Net Phelps Dodge share	117	139	149	109	103

Sales (e)	120	136	145	113	125

Silver (thousand ounces)

Total production	4,877	4,532	3,566	3,254	2,636

Less minority participants’ share (c)	549	842	713	677	564

Net Phelps Dodge share	4,328	3,690	2,853	2,577	2,072

Sales (e)	4,578	3,375	3,095	2,637	2,359

Molybdenum (thousand pounds)

Total production	51,478	8,303	1,369	2,121	2,427

Less minority participants’ share (c)	419	241	355	472	501

Net Phelps Dodge share	51,059	8,062	1,014	1,649	1,926

Sales	57,988	11,417	1,050	1,272	2,141

Sulfuric acid (thousand tons) (f)

Total production	1,231.8	1,172.1	1,222.1	1,263.4	1,235.3

Less minority participants’ share (c)	186.3	212.5	200.9	210.5	191.8

Net Phelps Dodge share	1,045.5	959.6	1,021.2	1,052.9	1,043.5

Sales	4.2	625.5	196.1	383.5	464.0

COMEX copper price (g)	$0.84	0.72	0.75	1.04	1.06

Metals Week - molybdenum dealer oxide price (h)	$2.56	2.66	3.42	4.31	3.79

Phelps Dodge Smelter, Refinery and Rod Production (a)

	2000	1999	1998	1997	1996

Smelters (i)

Total copper (thousand tons)	494.9	379.2	405.8	419.1	428.8

Less minority participants’ share (c)	58.3	64.2	60.1	64.5	62.9

Net Phelps Dodge share	436.6	315.0	345.7	354.6	365.9

Refineries (j)

Copper (thousand tons)	471.2	422.6	429.3	455.3	450.1

Gold (thousand ounces)	52.6	72.9	74.6	107.9	114.4

Silver (thousand ounces)	3,838.9	3,681.5	2,523.8	2,843.0	3,142.5

Rod (thousand tons) (k)	1,153.9	805.1	764.4	747.0	711.4

Footnotes to tables on pages 6 through 9:

(a)	Includes Cyprus Amax production and sales from the time it was acquired on October 16, 1999.

(b)	Includes material mined for leaching operations.

(c)	Interests in mining joint ventures in which we own more than 50 percent are reported using the proportional consolidation method. At Cerro Verde, in which we own common stock totaling 82 percent of the outstanding shares, the full consolidation method is used.

(d)	Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.

(e)	Excludes sales of purchased copper, silver and gold.

(f)	Sulfuric acid production results from smelter air quality control operations; sales do not include internal usage.

(g)	New York Commodity Exchange annual average spot price per pound — cathodes.

(h)	Annual molybdenum dealer oxide average price per pound — as quoted in Platt’s Metals Week.

(i)	Includes production from purchased concentrates and copper smelted for others on a toll basis.

(j)	Includes production from purchased material and copper refined for others on a toll basis.

(k)	Includes rod, wire and other shapes.

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

         We own a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW plant, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V., with a 54.2 percent interest, and Cerro Trading Company, Inc., with a 14.2 percent interest. The common stock we hold as well as that held by Grupo Mexico and Cerro Trading Company is not registered for trading. A total of 17.6 percent interest is publicly held. SPCC’s results are not included in our earnings because we account for our investment in SPCC on the cost basis. During 2000, we received dividend payments of $3.8 million from SPCC, compared with $1.7 million in 1999 and $5.7 million in 1998.

         On May 6, 1997, we acquired an indirect 40 percent voting interest, representing an indirect 26.67 percent economic interest, in a leading Peruvian zinc mining company, Compañía San Ignacio de Morococha S.A. (SIMSA) and its San Vicente mine. SIMSA’s other shareholder with voting shares is the Jesus Arias family. Over the last three years, the underground mine has averaged approximately 130 million pounds of zinc production annually. We account for our investment in SIMSA on the equity basis.

         Other operations include the Tohono copper operation in south central Arizona, which consists of a test open pit, heap-leach pads and an SX/EW plant capable of producing copper cathode. The facility is located on reservation lands leased from the Tohono O’Odham Nation. Although mining of ore ceased in July 1997, production of copper continued from existing leach pads until February 1999 when the facility was placed on care-and-maintenance status.

         Phelps Dodge has a 50 percent partnership interest with an affiliate of Shell Oil Company in a spent catalyst recycling operation located in Braithwaite, Louisiana. Recoverable products include vanadium, molybdenum, alumina trihydrate and nickel-cobalt. In 1998, an agreement was reached with the Shell Oil affiliate to shut down the operation. The operation ceased processing in early January 2000.

         On March 30, 2000, we sold Cyprus Australia Coal Company, a wholly owned subsidiary which we acquired as part of the Cyprus transaction, to a subsidiary of Glencore International for approximately $150 million. Cyprus Australia Coal Company owned 48 percent of Oakbridge Pty. Ltd. and 50 percent of the Springvale Mine in Australia. Cyprus had sold its principal U.S. coal properties in June 1999.

Exploration

         Our exploration group’s primary objectives are to increase copper reserves through discoveries, acquisitions and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. This group operates in over 25 countries and maintains offices in Australia, Austria, Brazil, Canada, Chile, India, Indonesia, Mexico, Peru and the Philippines.

         The 2000 exploration program continued to place emphasis on the search for and delineation of large-scale copper deposits and lesser emphasis on gold and other base metal deposits. Phelps Dodge expended $39.7 million on worldwide exploration during 2000, compared with $41.0 million in 1999 and $42.0 million in 1998. Approximately 23 percent of the 2000 expenditure occurred in the United States with 17 percent being spent at our U.S. mine sites. This compares with 25 percent in 1999 (19 percent at U.S. mine sites) and 26 percent in 1998 (19 percent at U.S. mine sites). The balance of exploration expenditure was spent principally in Australasia, Brazil, Chile, Mexico, Canada and Peru.

         During 2000, exploration efforts continued at our existing copper operations. A major drill program to delineate mineralized material for the first phase of mining was in progress in the Garfield area at Morenci. Exploration programs were initiated at Candelaria, El Abra, Cerro Verde, Sierrita and Miami. Exploration for additional leach material continued at Tyrone.

         Environmental permitting is in progress to advance development of the Dos Pobres and San Juan deposits in the Safford District in eastern Arizona. The two deposits contain a total of 630 million tons of leachable reserves with a grade of 0.32 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of primary sulfide material with a grade of 0.65 percent copper.

         Internationally, Mineração Serra do Sossego S.A., a 50/ 50 joint venture with Companhia Vale do Rio Doce (CVRD) located in Brazil, completed a prefeasibility study early in 2000. A final feasibility study to further define the quantity of mineralized material and economics of a potential copper/gold project is scheduled for completion in the second quarter of 2001.

         Work continues on resource development and metallurgical review to support a feasibility study on the Piedras Verdes property in Sonora, Mexico, in which we own a 70 percent interest. Strategic options for this project are being evaluated. The results of the prefeasibility study indicate leachable mineralized material of 290 million tons at 0.33 percent copper.

         In 2000, economic evaluation and environmental studies continued on our Ambatovy nickel/ cobalt deposit in central Madagascar. Mineralized material of 210 million tons at an estimated grade of 1.1 percent nickel and 0.1 percent cobalt was previously identified in a feasibility study. The project is on hold pending resolution of certain regulatory and permitting issues.

         Work continued on the Kansanshi project in Zambia and a prefeasibility study was completed. Results are being evaluated to determine how to proceed with the project. The prefeasibility results indicate mineralized material of 298 million tons at a grade of 1.28 percent copper.

Ore Reserves

         Ore reserves at each of our active operations and at Safford, Ajo, Ojos del Salado, Cobre and Climax have been estimated as follows:

	Estimated at December 31, 2000

	Milling			Leaching
	Reserves			Reserves		Phelps
						Dodge
	Million	%	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	(%)

Morenci	362.7	0.64	–	1,680.9	0.23	85.0

Sierrita	1,091.6	0.27	0.03	48.5	0.19	100.0

Safford (1)(2)	330.0	0.65	–	630.0	0.32	100.0

Bagdad	915.7	0.36	0.02	17.7	0.29	100.0

El Abra	–	–	–	852.1	0.45	51.0

Chino	310.0	0.60	–	476.2	0.30	66.7

Cerro Verde	464.0	0.61	0.02	194.0	0.61	82.0

Tyrone	–	–	–	460.7	0.30	100.0

Candelaria (3)	403.4	0.84	–	–	–	80.0

Cobre (4)	132.4	0.73	–	97.9	0.35	100.0

Ajo (1)	150.0	0.56	–	–	–	100.0

Miami	–	–	–	127.9	0.38	100.0

Ojos del Salado (3)(4)	18.7	1.32	–	–	–	100.0

Henderson	181.5	–	0.21	–	–	100.0

Climax (4)	145.2	–	0.23	–	–	100.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Estimated at December 31, 1999

	Milling			Leaching
	Reserves			Reserves		Phelps
						Dodge
	Million	%	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	(%)

Morenci	416.0	0.64	–	1,863.8	0.22	85.0

Sierrita	1,063.1	0.27	0.03	64.1	0.18	100.0

Safford (1)(2)	330.0	0.65	–	630.0	0.32	100.0

Bagdad	775.4	0.37	0.02	16.5	0.29	100.0

El Abra	–	–	–	917.0	0.46	51.0

Chino	332.2	0.62	–	471.4	0.30	66.7

Cerro Verde	464.0	0.61	0.02	211.7	0.61	82.0

Tyrone	–	–	–	498.6	0.30	100.0

Candelaria (3)	460.2	0.82	–	–	–	80.0

Cobre (4)	132.4	0.73	–	97.9	0.35	100.0

Ajo (1)	150.0	0.56	–	–	–	100.0

Miami	–	–	–	188.7	0.38	100.0

Ojos del Salado (3)(4)	18.7	1.32	–	–	–	100.0

Henderson	187.1	–	0.21	–	–	100.0

Climax (4)	145.2	–	0.23	–	–	100.0

(1)	The Safford and Ajo properties are at various stages in the permitting process.

(2)	The Safford deposit includes Dos Pobres and San Juan reserves.

(3)	The Candelaria and Ojos del Salado deposits also contained, respectively, 0.006 ounces and 0.008 ounces of gold per ton in 2000 and 1999.

(4)	Cobre, Ojos del Salado and Climax are standby properties where no current mining is taking place pending an improvement in the price of copper and molybdenum.

         Our estimated share of aggregate ore reserves at the above named properties at December 31 is as follows:

	2000	1999	1998	1997	1996

Milling reserves (billion tons)	4.3	4.2	1.6	1.6	1.3

Leaching reserves (billion tons)	3.8	4.1	3.2	2.5	2.2

Commercially recoverable copper (million tons)	24.1	24.4	14.5	13.7	12.1

Commercially recoverable molybdenum (billion pounds)	2.2	2.2	–	–	–

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

         Ore reserves projected as of December 31, 2000, for Southern Peru Copper Corporation (in which we hold a 14.0 percent interest), based on available information, were 2.1 billion tons of millable reserves at a grade of 0.68 percent copper and 2.0 billion tons of leachable reserves at an average grade of 0.20 percent copper. These tonnages are the total combined mineable reserves for both Cuajone and Toquepala properties, and the tonnages include significant reserve increases at the Toquepala mine announced during 1999.

         We hold various other properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would likely be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 2000:

				Leaching
		Milling Material		Material			Phelps
							Dodge
		Million	%	Million	%	%	Interest
	Location	Tons	Copper	Tons	Copper	Nickel	(%)

Ambatovy *	Madagascar	–	–	210	–	1.10	100.0

American Mountain (Morenci)	Arizona	–	–	140	0.25	–	85.0

Cochise	Arizona	–	–	210	0.40	–	100.0

El Abra	Chile	650	0.55	79	0.31	–	51.0

Garfield (Morenci)	Arizona	–	–	1,000	0.27	–	85.0

Kansanshi	Zambia	298	1.28	–	–	–	80.0

Lone Star (Safford)	Arizona	–	–	1,600	0.38	–	100.0

Lumwana	Zambia	220	0.83	–	–	–	100.0

Niagara (Tyrone)	New Mexico	–	–	500	0.29	–	100.0

Piedras Verdes	Mexico	–	–	290	0.33	–	70.0

Sanchez (Safford)	Arizona	–	–	230	0.29	–	100.0

Sossego **	Brazil	240	1.14	–	–	–	50.0

Tohono	Arizona	276	0.70	404	0.63	–	100.0

Western Copper (Morenci)	Arizona	530	0.55	500	0.31	–	85.0

*	Ambatovy deposit also contains 0.10 percent cobalt.

**	According to a prefeasibility study, the Sossego deposit also contains 0.01 ounces of gold per ton.

Note:	Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Sales and Competition

         The majority of our copper, produced or purchased, is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 57 percent of PD Mining’s sales in 2000. We also sell copper as concentrate and cathode. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Our rod also is used by our wire and cable segment.

         We sell our copper rod and cathode at a premium over New York Commodity Exchange (COMEX) or London Metal Exchange (LME) prices. We also sell copper concentrate based on COMEX or LME prices. From time to time, we engage in hedging programs designed to enable us to realize current average prices for metal delivered or committed to be delivered. We also enter into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of expected future mine production (see Management’s Discussion and Analysis and Notes 1 and 19 to the consolidated financial statements for a further discussion of such arrangements).

         Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It is also used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

         When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers including at least two other U.S. primary producers as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and in some cases a lack of strict regulatory requirements. We believe that our ongoing programs to contain costs, improve productivity and employ new technologies have significantly narrowed these cost advantages and have placed us in a competitive position with respect to a number of our international competitors. For a discussion of the effects of recent, abnormally high energy prices in the western United States, see “Costs” beginning on page 15.

         Other materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Our principal methods of competing include pricing, product properties, product quality, customer service and dependability of supply.

         Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as catalysts for petroleum refining, lubricants and feedstock for pure molybdenum metal used in electronics. A substantial portion of Phelps Dodge’s expected 2001 molybdenum production is committed for sale throughout the world pursuant to annual agreements based on prevailing market prices at the time of sale.

         Molybdenum sales generally are characterized by cyclical and volatile prices, little product differentiation and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/ demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Exports from China can also influence competitive conditions.

Prices, Supply and Consumption

         Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges — COMEX and LME. The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange values.

         In 1998, the COMEX copper price averaged 75 cents per pound of copper cathode, 29 cents less than the 1997 average price. Concern over excess future supply, present in the market at the end of 1997, continued into 1998. Asian economies continued to weaken and the financial turmoil spread to other developing economies, depressing the price of copper as well as other base metals and commodities. The price also was pressured by announcements of increases in production by some existing mines and the completion of new mines during the year. Although Asian copper consumption remained weak, demand in both Europe and North America was strong, especially in the first half of the year. After falling in the second quarter of the year, copper inventories increased throughout the third and fourth quarters with LME warehouse inventories ending the year at their highest levels since early 1994. Spot copper ended 1998 at 66 cents per pound, the lowest price seen since 1987.

         In 1999, the COMEX copper price averaged 72 cents per pound, 3 cents lower than the 1998 average. The decrease in price from the previous year primarily was due to a market surplus brought on by production increases and low consumption growth. As a result of the surplus, exchange inventories grew to record levels and the price dropped to 61 cents per pound during March, the lowest price of the century when adjusted for inflation. Western World exchange inventories increased by 217,760 tons in 1999 following the 1998 increase of 283,291 tons. Positive factors affecting the market included substantial closures and curtailments and consumption growth in 1999 that surpassed earlier anticipation. The better than expected consumption growth was primarily due to steady demand in the United States, a recovery in some of the Asian economies and improving economic conditions in Europe.

         The COMEX copper price averaged 84 cents per pound for the year 2000, a 12-cent improvement over the previous year. The increase in price was triggered by deficit market conditions created by robust demand for the metal coupled with lower world copper production growth following the closure of nearly 780,000 tons of capacity during 1998 and 1999. After having added nearly 480,000 tons during the previous two years, combined Western exchange inventories topped 930,000 tons in early March 2000. Over the remainder of the year, LME and COMEX inventories declined by approximately 515,000 tons to end the year at 415,000 tons, a decline of 52 percent from the beginning of the year. Strong global consumption, particularly during the first half of the year, was lead by strong demand from China, steady demand in the United States and continued improvement in the European and Asian regions.

         Molybdenum demand depends heavily on worldwide steel industry consumption and, to a lesser extent, on chemical applications. During the first half of 2000, there were significant gains made in consumption with the recovery in stainless steel and chemical products, particularly in the Asian region, that negatively impacted demand in 1999. However, overproduction of stainless and alloy steels and the resulting destocking of inventories lead to lower consumption levels during the second half of 2000. Overall, steel production capacity in the United States fell from 90 percent during the first half of 2000 to below 70 percent by the end of the year. Despite a 5 percent increase in global molybdenum demand in 2000 after the sharp decline in 1999, prices could not muster support as world production and existing inventories continued to apply downward pressure. While production curtailments announced at North America’s three primary mines remained in effect, increased output from Chinese primary mines and global byproduct material from copper mines kept the world molybdenum market oversupplied. Following a brief period of rising prices in the first half of the year, prices reversed direction and weakened throughout the second half of 2000. Metals Week dealer oxide prices averaged $2.56 per pound for the year against 1999 and 1998 average prices of $2.66 per pound and $3.42 per pound, respectively. Phelps Dodge received an average realized price of $3.99 per pound for molybdenum products in 2000, reflecting the broad mix of upgraded molybdenum products as well as molybdic oxide.

Costs

         In 2000, copper unit production costs were adversely impacted by the effects of abnormally high energy prices. In total, higher energy costs increased our 2000 copper unit production costs by approximately 4 cents per pound relative to those experienced in 1999.

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for Phelps Dodge operations. During 2000, the Company’s Arizona and New Mexico operations were adversely affected by significantly higher costs for electricity, diesel fuel and natural gas. In 2000, approximately 10 percent of the Company’s Arizona and New Mexico power requirements were satisfied by internal generation. Approximately 63 percent of the Company’s 2000 power requirement in Arizona and New Mexico was supplied under fixed price contracts. The remaining power requirement (27 percent) was satisfied by spot markets purchases.

         Beginning in the spring of 2000, the combination of a power supply/ demand imbalance in California, higher natural gas prices, a drought in the Pacific Northwest (a region that has provided a significant amount of hydroelectric power to California and the Southwest) and service interruptions at several California power plants due to both scheduled and unscheduled maintenance, caused a shortage of electricity in the western United States that resulted in extremely high spot electricity prices. There was little respite in spot electricity prices for the remainder of the year as unseasonally cold winter temperatures in the western United States and the continuing drought in the Pacific Northwest continued to cause high spot electricity prices. On several occasions during the third and fourth quarters of 2000, spot electricity was quoted at such high prices that a number of the Company’s mines in the Southwest that purchase electricity on the spot market were forced to curtail production to avoid the impact that high power costs would have had on production costs. While peak spot electricity prices have moderately improved in the first quarter of 2001, prices remain high relative to historical levels and continue to adversely impact production costs. It is expected that spot electricity prices will continue to exceed historical levels for the foreseeable future and, accordingly, the cost structure of the Company’s Southwest mines will be adversely impacted. In 2001, approximately 20 percent of the Company’s Arizona and New Mexico planned power consump-tion will be priced relative to the spot electricity market. The Company’s reduced exposure to the spot electricity market is due to the planned expansion of internal generation capacity.

         During 2000, diesel fuel prices were adversely impacted by rising global oil prices and the shortage of refining capacity in certain parts of the United States. To mitigate the Company’s exposure to increases in diesel fuel prices, Phelps Dodge entered into a diesel fuel price protection program in December 2000. The objective of the program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in any favorable price movement. To implement these objectives, the Company purchased out-of-the-money (OTM) call options settled at the average price for the option period representing approximately 50 percent of planned first quarter 2001 diesel fuel consumption for the Arizona and New Mexico properties. Purchase of these call options allows for full participation in downward price movements.

         Natural gas prices in the United States also increased significantly during 2000 due to low levels of supply resulting from a decade of relatively low natural gas prices that depressed domestic exploration activities and failed to maintain domestic production levels. To mitigate the Company’s exposure to further increases in the price of natural gas, Phelps Dodge entered into a natural gas price protection program in January 2001. The objective of the program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in any favorable price movement. To implement these objectives, the Company purchased OTM call options for natural gas covering approximately 40 percent of its budgeted natural gas consumption for the Arizona, New Mexico and Texas operations for the months of April through October 2001. Purchase of these call options allows for full participation in downward price movements.

         Our copper unit production costs in 1999 were lower than in 1998, principally as a result of curtailing higher cost copper production with the closures of our Cobre mine operation and Hidalgo smelter in New Mexico, and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas.

Energy Supplies

         The principal sources of energy for our mining operations are electricity purchased from public utilities, petroleum products, natural gas and waste heat generated in the smelting processes. Most of our mine power plants, roasters and smelters use natural gas or petroleum products as their primary fuel. For a discussion of the effects of recent, abnormally high energy prices in the western United States, see “Costs” beginning on page 15.

Environmental and Other Regulatory Matters

         Our operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Good progress has been made to meet the challenge of increasingly complex environmental regulations. Major environmental programs and developments of particular interest are summarized in the paragraphs that follow.

         The federal Clean Air Act, as amended (the Clean Air Act), has had a significant impact, particularly on our smelters and power plants. Costs associated with environmental compliance have increased over time, and we expect these costs to continue to rise in the future. The 1990 Amendments to the Clean Air Act require the U.S. Environmental Protection Agency (EPA) to develop and implement many new requirements, and they allow states to establish new programs to implement some of the new requirements, such as the requirements for operating permits under Title V of the 1990 Amendments and hazardous air pollutants under Title III of the 1990 Amendments. Because EPA has not yet adopted or implemented all of the changes required by Congress, the air quality laws will continue to expand and change in coming years as EPA develops new requirements and then implements them or allows the states to implement them. In response to these new laws, several of our subsidiaries have submitted applications for, and in some cases received, Title V operating permits. Our power plants have been evaluated for potential applicability to Prevention of Significant Deterioration (PSD) regulations. These programs will likely increase our regulatory obligations and compliance costs. These costs could include implementation of maximum achievable control technology (MACT) for any of our facilities if any are determined to be a major source of federal Hazardous Air Pollutants (HAPs). For example, it is possible that one of our smelters will be regulated as a major source of HAPs. Until more of the implementing regulations are adopted, more Title V permits are issued, and more experience with the new programs is gained, it is not possible to determine the full impact of these requirements.

         The “solid wastes” of our domestic copper operations are subject to regulation under the federal Resource Conservation and Recovery Act (RCRA) and related state laws. Historically, mining wastes have been exempted from the federal “hazardous waste” regulations under RCRA. As a result of decisions made by the EPA, all “extraction” and “beneficiation” wastes and 20 mineral “processing” wastes retain the exemption, and are to be regulated as “solid waste,” rather than as “hazardous waste,” under RCRA Subtitle C. Only three of the 20 exempt “processing” wastes are copper “processing” wastes. Because of this EPA regulation, the generation and management of any other mineral, smelting or refining waste could be subject to “hazardous waste” regulation if the waste exhibits a hazardous waste characteristic or if EPA specifically designates it as a “listed hazardous waste.” We have taken steps to address the potential regulation as “hazardous waste” of any of our wastes which no longer meet the definition of exempt mineral “processing” wastes.

         In 1998, EPA finalized its supplemental Land Disposal Restriction Phase IV (LDR) rules which impose “hazardous waste” regulation on “processing” waste or secondary material that is stored or treated before it is recycled. This final LDR rule also subjects mineral processing materials that exhibit a hazardous waste characteristic to stringent treatment standards if the materials are disposed on land. A portion of the LDR rule recently was vacated on appeal. While EPA’s final LDR rule likely will require us to continue to make expenditures, it is not possible to determine the full impact on us of the new LDR requirements until the requirements are fully adopted and implemented by Arizona, New Mexico, Texas and Colorado.

         The federal Emergency Planning and Community Right-to-know Act was expanded in 1997 to cover mining operations. This law, which has applied to other Phelps Dodge businesses for more than a decade, requires companies to report to EPA the amount of certain materials managed in or released from their operations each year. Annually, we report the volume of naturally occurring metals and other substances that we managed during the previous year once the usable copper was extracted. These materials are very high in volume and how they are managed is covered by existing regulations and permit requirements.

         Our domestic copper operations are also subject to federal and state laws and regulations protecting both surface water and groundwater quality. We possess, or have applied for, the necessary permits or governmental approvals presently required under these rules and regulations.

         The federal National Pollutant Discharge Elimination System (NPDES) program requires a permit for the point source discharge of pollutants to surface waters that qualify as waters of the United States. Although most states have received authorization to implement this program in lieu of EPA, Arizona and New Mexico have not received such authorization and therefore the NPDES permit program in Arizona and New Mexico continues to be implemented primarily by EPA. The NPDES permit program recently was expanded to regulate the discharge of storm water runoff from active and inactive mines. Although EPA has issued general permits that purport to cover discharges from active and inactive mines, there is the potential that such discharges will have to be covered in the future by individual NPDES permits, which permits may impose more stringent discharge limits and other conditions on storm water discharges from such sites. We likely will continue to have to make expenditures to comply with the NPDES permit program, especially as the program continues to expand as applied to storm water discharges.

         Arizona has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for new facilities, activities and structures for mining, concentrating and smelting. The APP may require mitigation and discharge reduction or elimination of some discharges. APP applications for existing facilities operating under the APP transition provisions are not required to modify operations until requested by the State, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for our Morenci operations and for a closed tailing pile in Clarkdale, Arizona. We have also conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Ajo, Copper Queen and United Verde branches. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate such costs. We are likely to continue to have to make expenditures to comply with the APP program and regulations.

         At the Hidalgo smelter in Playas, New Mexico, in accordance with the groundwater discharge plan approved by the New Mexico Environment Department (NMED) under state water quality law, we continue to monitor and report to NMED on our progress associated with groundwater quality near the smelter’s compacted, clay-lined evaporation pond. We have implemented appropriate technologies and contingency plans to protect groundwater beneath the evaporation pond. We have constructed a cap over the evaporation pond which was approved by NMED and have commenced a groundwater remediation program for any existing contamination. To do this we have installed a neutralization facility, a series of lined impoundments, and a series of pump-back wells that are being operated to remediate groundwater and to prevent future contamination.

         On December 23, 1994, Chino, located near Silver City, New Mexico, entered into an Administrative Order on Consent (AOC) with NMED. This AOC requires Chino to study the environmental impacts and potential health risks associated with portions of the Chino property affected by historical mining operations. We acquired Chino at the end of 1986. The studies began in 1995 and, while we currently are unaware of any additional liabilities that need to be accrued, until the studies are completed, it is not possible to determine the nature, extent, cost, and timing of remedial work that could be required under the AOC. Remedial work is expected to be required under the AOC.

         Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. Colorado passed a mined land reclamation law in the early 1970’s establishing a Mined Land Reclamation Board that adopted regulations in 1977. Significant changes were made in 1993. Our Colorado mining operations have had approved mined land reclamation plans and financial assurance under these laws for several years. Arizona enacted its mined land reclamation law in 1994. Our Arizona mining operations submitted proposed reclamation plans and financial assurance following the adoption of implementing rules in 1997, and most of our Arizona operations have approved plans and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994 and approved “closeout” plans and financial assurance for our operations in that state are due by December 31, 2001. In connection with the development of closeout plans for its largest New Mexico facilities, the Company has conducted a number of technical studies. Those studies indicate that the Company will need to increase the total financial assurance it provides for reclamation of its New Mexico properties from approximately $100 million to approximately $200 million. Although the Company believes that its most recent estimates of reclamation costs at its New Mexico properties are based on a sound understanding of the applicable science and regulations, it is likely that in the public hearing and review process the State regulators may seek to impose a significantly larger financial assurance requirement. Actual reclamation costs may differ significantly from the required amount of financial assurance based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site compared to third-party contractor costs (under New Mexico law financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

         The federal Bureau of Land Management adopted amended regulations governing mined land reclamation for mining on federal lands in January 2001. New financial assurance requirements for existing operations take effect in June 2001, although the new reclamation requirements take effect only for new mining and certain modifications to existing mining activities. Mined land reclamation is an ongoing activity and we recognize estimated reclamation costs using a units-of-production basis calculation. These laws and regulations and the associated plan approval and permitting requirements will likely increase our regulatory obligations and compliance costs over time with respect to mine closure and reclamation.

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management (BLM) to form a task force to review BLMs hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. BLM issued new regulations in late 2000. While the effect of the new regulations on our current operations and other currently owned mineral resources on private lands should be minimal, the new regulations and the passage of mining law amendments could result in additional expenses in the development and operation of new mines on federal lands.

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

         We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $29 million in 2001 and approximately $16 million in 2002; $13 million was spent on such programs in 2000. We also anticipate making significant capital and other expenditures beyond 2002 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be potentially material. (See the discussion of OTHER ENVIRONMENTAL MATTERS.)

         We do not expect that the additional capital and operating costs associated with achieving compliance with the many environmental, health and safety laws and regulations will have a material adverse affect on our competitive position relative to other U.S. copper producers. These domestic copper producers are subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect us in our efforts to compete globally with those foreign producers not subject to such stringent requirements.

Ownership of Property

         Generally, most of the land occupied by our copper and molybdenum mines, concentrators, SX/ EW facilities, smelters, refineries, rod mills, and molybdenum roasters or processing facilities is owned by, or is located on unpatented mining claims owned by, the Company. Our Chino partnership leases insignificant amounts of real property under a variety of terms. This leased real property is not critical to the Chino operations. Small portions of our Miami, Bagdad and Sierrita operations are located on government-owned land and are operated under a Mine Plan of Operations (MPO). We also lease space for small sales offices in various locations.

PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries (PD Industries) is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. The two segments are specialty chemicals and wire and cable. On December 8, 2000, we announced our intention to explore strategic alternatives for, including the potential sale of, our specialty chemicals and wire and cable segments.

Specialty Chemicals Segment

         Columbian Chemicals Company and its subsidiaries (Columbian Chemicals), our specialty chemicals segment headquartered in Marietta, Georgia, is an international producer and marketer of carbon blacks. At Columbian Chemicals, we produce a full range of rubber and industrial carbon blacks in 12 plants worldwide, with approximately 40 percent of our production in North America and the remaining 60 percent at facilities in Europe, Asia and Latin America. Our rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. Our industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable.

         In the second quarter of 2000, we acquired the remaining 40 percent share in the carbon black manufacturing business of Columbian Tiszai Carbon Ltd. in Hungary for $19.0 million, bringing our total interest to 100 percent.

         In January 1999, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million. This business includes a 110,000 metric-ton-per-year manufacturing plant. In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black. Both of these businesses are managed by Columbian Chemicals. We also maintain sales offices in 13 countries and make use of distributors worldwide.

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

                  Ownership of Property

         Columbian Chemicals owns all property other than the leased land at its closed Philippine and Hamburg facilities and its Hannover facility.

Wire and Cable Segment

         The wire and cable segment, headquartered in Coral Gables, Florida, consists of three worldwide product line businesses and a shared support services operation. The three product line businesses are magnet wire, energy and telecommunications cables, and specialty conductors.

         Magnet wire, the insulated conductor used in most electrical motors, is manufactured in the United States at plants in Fort Wayne, Indiana; Laurinburg, North Carolina; and El Paso, Texas. We also manufacture magnet wire at wholly owned subsidiaries in Mureck, Austria, and Monterrey, Mexico. Our multi-product factory in Zambia also produces magnet wire. As part of a manufacturing rationalization program aimed at significant cost reductions, the Hopkinsville, Kentucky, plant was closed in 2000. Its productive assets were moved to other facilities in the United States and Mexico. A non-recurring, pre-tax charge of $5.8 million was recognized in 2000 for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. The continuing competitive pricing environment led to a determination that we should assess the recoverability of our Austrian wire and cable asset values. In addition, we permanently ceased the relatively small production of magnet wire at our company in Venezuela in 1999.

         Energy and telecommunication cables for international markets are manufactured in factories located in 12 countries. These are all joint venture operations. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities (a fourth facility was closed in 1999), and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in seven countries — Brazil, Chile, Costa Rica, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong, China, Thailand and the Philippines, accounted for on the equity basis, and in companies located in Greece and India, accounted for on the cost basis.

         During 2000, production ceased at two wire and cable plants in Venezuela in the second quarter due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. Production also ceased at our majority-owned telephone cable operation in El Salvador in the fourth quarter of 2000 due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a non-recurring, pre-tax charge of $4.6 million. A charge of $7.2 million to miscellaneous income and expense was recognized to reflect the impairment of our 40 percent equity interest in a wire and cable operation in the Philippines. The impairment was based upon an analysis of future cash flows of the operation, continuing economic uncertainty in the Philippines and the erosion of our strategic and operating influence.

         During 1999, we converted a small manufacturing facility in Ecuador to a distribution center. Also in 1999, we opened a distribution center in Colombia. In all, we operate distribution centers in eight countries in addition to the United States — Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Ecuador and South Africa. At the end of 1999, we recognized impairments of our equity basis investment in China as well as an impairment of the telecommunications business in the Philippines. (See Note 3 to the consolidated financial statements for a further discussion of the 1999 and 2000 restructurings and impairments.)

         We manufacture and market specialty conductors for the aerospace, automotive, biomedical, computer and consumer electronics markets. Those products are manufactured in plants located in Inman, South Carolina; Trenton, Georgia; and West Caldwell and Elizabeth, New Jersey. As part of the manufacturing rationalization program initiated in 1999, plants in Fairfield and Montville, New Jersey, were closed in 2000. Their productive capacities were transferred to the remaining facilities. The principal products are highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches.

                  Competition and Markets

         Phelps Dodge is one of the world’s largest manufacturers of magnet wire. Our plants draw, roll and insulate copper and aluminum wire which is sold as magnet wire and bare conductors to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire is also sold to electrical equipment repair shops and smaller original equipment manufacturers through a network of distributors. We principally compete with two international and two U.S. magnet wire producers. Our international energy and telecommunication cable companies primarily sell products to contractors, distributors, and public and private utilities. Our products are used in lighting, power distribution, telecommunications and other electrical applications. Our competitors range from worldwide wire and cable manufacturers to small local producers. Our specialty conductors are sold primarily to intermediaries (insulators, assemblers, subcontractors and distributors). Approximately 40 percent of these products are ultimately sold to commercial and military aerospace companies for use in airframes, avionics, space electronics, radar systems and ground control electronics. Specialty conductors are also used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. We have two primary U.S. competitors and compete with three importers in the specialty conductor market, however, in those few markets where we compete for high volume products, we face competition from several U.S. fabricators.

                  Raw Materials and Energy Supplies

         The principal raw materials used by our magnet wire manufacturing operations are copper, aluminum and various chemicals and resins used in the manufacture of electrical insulating materials. Most of the copper purchased for our magnet wire operations is from our mining segment.

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

                  Ownership of Property

         We own most of the plants and land on which our wire and cable operations are located. The exceptions are the leased land and buildings of our magnet wire facilities in Austria and closed specialty conductor facilities in Fairfield and Montville, New Jersey. This land is not material to our overall operations.

Environmental Matters

         Federal and state environmental laws and regulations affect many aspects of our domestic industrial operations. We estimate that capital expenditures for programs to comply with applicable environmental laws and regulations within our Phelps Dodge Industries division will total approximately $9 million in 2001 and from $8 million to $9 million in 2002; $7 million was spent on these programs in 2000. We anticipate making significant capital and other expenditures after 2002 for continued compliance with environmental laws and regulations. In the future, some of our carbon black plants probably will be regulated as major sources of hazardous air pollutants and will be subject to a Maximum Achievable Control Technology standard. Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be material. (See the discussion of OTHER ENVIRONMENTAL MATTERS.)

LABOR MATTERS

         Employees at PD Mining’s Arizona operations, El Paso refinery and rod mill, Tyrone, Hidalgo smelter, the Norwich and Chicago rod mills, the Henderson mine in Colorado, the Fort Madison, Iowa, molybdenum processing facility, and some employees at Chino are not represented by any unions.

         In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. Our specialty chemicals plant in Marshall, West Virginia, has an agreement covering approximately 60 employees that expired on June 14, 2000. A new three-year agreement was ratified with effective dates of June 30, 2000, through June 13, 2003. Our specialty chemicals plant in North Bend, Louisiana, had an agree-

ment covering 110 employees that expired on February 28, 2000. A new three-year agreement was ratified at that plant with effective dates of February 29, 2000, through February 28, 2003. Our wire plant in Bayway, New Jersey, has an agreement covering 65 employees that expired on July 31, 2000; negotiations are still ongoing in regard to this agreement. Our El Abra mine in Chile has a labor agreement that expires on October 30, 2001. Our plant in Zambia has an agreement that expires on March 31, 2001. Our magnet wire plant in Monterrey, Mexico, has an agreement covering hourly employees that expired February 28, 2001, and is in negotiation.

         After a review of the near-term market outlook for energy prices and a thorough analysis of the molybdenum market, the Company announced on January 25, 2001, that it would notify all 2,350 employees of its Chino and Tyrone, New Mexico, and Sierrita, Arizona, operations of the possibility of production curtailments. The possible production curtailments are attributable primarily to high energy-related costs at the New Mexico facilities, and a combination of low molybdenum prices and high energy costs at the Sierrita facility. All affected employees and the unions representing some of the employees at Chino have received Worker Adjustment and Retraining Notification (WARN) Act letters advising them that production curtailments could become effective following the legally required, 60-day notification period. The Company will closely monitor the energy and molybdenum markets throughout the 60-day period to determine whether curtailment actions may be necessary at any of the three facilities.

RESEARCH AND DEVELOPMENT

         We conduct research and development programs relating to technology for exploration for minerals, recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. We also conduct research and development programs related to our carbon black products through Columbian Chemicals, and our wire insulating processes and materials and conductor materials and processes through our wire and cable segment. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $24.7 million in 2000, compared with $16.5 million in 1999 and $18.0 million in 1998.

OTHER ENVIRONMENTAL MATTERS

         Phelps Dodge or its subsidiaries have been advised by EPA, the United States Forest Service and several state agencies that they may be liable under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the Forest Service or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions.

         Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates of such obligations can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $307.1 million and $336.1 million, respectively, were recorded as of December 31, 2000 and 1999. The long-term portion of these reserves is included in other liabilities and deferred credits on the consolidated balance sheet and amounted to $244.9 million and $254.4 million at December 31, 2000 and 1999, respectively.

         The sites for which Phelps Dodge has received a notice of potential liability or an information request that are currently considered to be the most significant are the Pinal Creek site in Miami, Arizona, and the former American Zinc and Chemical site in Langeloth, Pennsylvania.

         At the Pinal Creek site, remediation is being performed by the Pinal Creek Group, which includes Phelps Dodge Miami Inc. and other companies that have been determined to have contributed through historic mining activities to the contaminated ground-

water plume in the shallow alluvial aquifers of Pinal Creek. The remediation work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program. In addition, the remedial action is consistent with the National Contingency Plan prepared by EPA as required by CERCLA. Ongoing remediation efforts have resulted in continued improvement of the water quality in the area. In November 1997, the Pinal Creek Group joined with the State of Arizona in seeking approval of the District Court for the entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the groundwater matter. On August 13, 1998, the court approved the Decree that commits the Pinal Creek Group to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Phelps Dodge Miami Inc. has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve. Phelps Dodge Miami Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $129 million to $235 million, and, as no point within that range is more likely than any other, the lower end of the range has been reserved as required by generally accepted accounting principles.

         In June 1999, Cyprus Amax received an information request from the Pennsylvania Department of Environmental Protection regarding the former American Zinc and Chemical site in Langeloth, Pennsylvania. The site is currently being investigated by the State of Pennsylvania. Studies initiated to determine the nature and extent of remediation work that may be required on the property indicated a cost range for reasonably expected outcomes estimated to be from $18 million to $52 million. Phelps Dodge has reserved $20 million for the possible remediation work at the Langeloth site representing the most likely point within the range of estimates.

         At December 31, 2000, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek and Langeloth was estimated to be from $146 million to $226 million, of which $158 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

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

         Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2000, the cost range for reasonably possible outcomes for all such sites was estimated to be from $12 million to $45 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of many years.

         Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, please see PD Mining — Environmental and Other Regulatory Matters and PD Industries — Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2001 and 2002, and the expenditures in 2000, are separate from the reserves and estimates described above.

         The Environmental, Health and Safety Committee of the Board of Directors comprises four non-employee directors. The Committee met four times in 2000 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

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

(iii) This proceeding could affect, among other things, our Horseshoe Dam “water credits” with the Salt River Valley Water Users’ Association resulting from its construction of the Horseshoe Dam on the Verde River. (See the Black River water exchange referred to in Paragraph II.A. 2.(b)(iii) above.) We have filed statements of claimant with respect to Horseshoe Dam and water claims associated with the for-

mer operations of the United Verde Branch.

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

         III. The Company has entered into a Consent Decree with the Connecticut Department of Environmental Protection (CDEP) regarding purported violations of state air emissions limitations associated with the Phelps Dodge Norwich rod mill in Norwich, Connecticut. Under the terms of the Consent Decree, the Company will pay a penalty of $500,000, perform environmental studies on environmental impacts near the rod mill, fund a supplemental environmental project to be administered by CDEP, and will undergo further testing of the rod mill’s newly installed state-of-the-art air pollution control equipment.

         IV. On October 1, 1997, EPA issued a Notice of Violation (NOV) to Cyprus Amax’s (now the Company’s) Sierrita operations in southeastern Arizona. The NOV alleged certain emission standards and permitting violations associated with the molybdenum roasting facility at Sierrita. On September 6, 2000, EPA also issued a NOV to Phelps Dodge Sierrita for alleged violations of Prevention of Significant Deterioration permitting requirements, and New Source Performance Standards under the federal Clean Air Act. No action has been filed at this time, and the Company has asserted defenses to the NOV’s in its response to EPA.

         V. Cyprus Tohono Corporation (Tohono) has negotiated a Consent Decree with EPA that resolves outstanding issues relating to a process line break in 1992. The Consent Decree required Tohono to pay a penalty of $100,000 and perform two Supplemental Environmental Projects with an estimated total cost of $225,000. The Company has now completed all requirements of the Consent Decree and has filed notice with EPA to begin the termination process.

         VI. In 2000, the Pinal Creek Group, comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and other companies, continued remediation of groundwater quality in the shallow alluvial aquifers along Pinal Creek near Miami, Arizona. The remediation work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program. In addition, the remedial action is consistent with the National Contingency Plan prepared by EPA as required by CERCLA. The ongoing remediation program has resulted in continued improvement of the water quality in the area. In November 1997, Phelps Dodge Miami, Inc., as a member of the Pinal Creek Group, joined with the State of Arizona in seeking approval of the District Court for entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the groundwater matter. On August 13, 1998, the court approved the Decree that committed Phelps Dodge Miami, Inc. and the other Pinal Creek Group members to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Approximately $129 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2000. Phelps Dodge Miami, Inc. has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries may be achieved, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

         VII. On February 28, 2000, Cobre Mining Company (Cobre) received an Administrative Order (Docket No. CWA-6 1014-00, the “Order”) from EPA. The Order alleges violations of the Clean Water Act, requires Cobre to deliver a response stating the steps it has taken to address each of the incidents leading to the alleged violations, and requires Cobre to show cause why no further action is necessary. Cobre has submitted its response to EPA and is prepared to construct certain storm water control upgrades as part of that response.

         VIII. The Company’s wholly owned subsidiary, Cyprus Amax Minerals Company (Cyprus), is the plaintiff in an action entitled Cyprus Amax

Minerals Company v. Asarco Incorporated, 99 Civ. 1198 (JSM), which was filed on November 9, 1999, in the United States District Court for the Southern District of New York. The action arises out of the merger agreement between Cyprus and Asarco Incorporated (Asarco) dated as of July 15, 1999 (the “merger agreement”). The complaint alleges, among other things, that Asarco breached the merger agreement and subsequent agreement by soliciting an alternative takeover proposal for Asarco from another company. Cyprus seeks compensatory damages of not less than $90 million. Asarco filed an answer to the complaint on November 30, 1999. On November 8, 2000, Asarco filed a motion for judgment on the pleadings pursuant to federal rules. The motion has been briefed fully and remains pending.

         IX. In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. (Cyprus) in the Supreme Court of New York, County of New York (RAG American Coal Company v. Cyprus Amax Minerals Company and Amax Energy Inc., Index No. 00-604200). The complaint alleges claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint seeks damages in the amount of $100 million under the fraud claim and $115 million under each of the other claims. Cyprus has filed a motion to dismiss, which has been fully briefed and remains pending.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation

         The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 2001, the executive officers of Phelps Dodge Corporation were as follows:

	Age		Officer of
	at		the Corporation
Name	3/1/01	Position	since

J. Steven Whisler	46	Chairman of the Board, President and Chief Executive Officer	1987
Manuel J. Iraola	52	Senior Vice President; President, Phelps Dodge Industries	1995
Timothy R. Snider	50	Senior Vice President; President, Phelps Dodge Mining Company	1997
S. David Colton	45	Senior Vice President and General Counsel	1998
Arthur R. Miele	59	Senior Vice President, Marketing	1987
Kalidas V. Madhavpeddi	45	Senior Vice President, Business Development	1999
Ramiro G. Peru	45	Senior Vice President and Chief Financial Officer	1995
David L. Pulatie	59	Senior Vice President, Human Resources	1999

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

         Mr. Madhavpeddi was elected Senior Vice President, Business Development in November 2000. He was elected Vice President, Business Development in November 1999. Prior to that time Mr. Madhavpeddi was Vice President, Business Development of Phelps Dodge Mining Company, a position he held since 1995.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

         The information called for in Item 5 appears on pages 52 and 53 of this report.

Item 6. Selected Financial Data

(in millions except per share amounts)

	2000	1999	1998	1997	1996

Sales and other operating revenues	$4,525.1	3,114.4	3,063.4	3,914.3	3,786.6

Net income (loss)(a)	$29.0	(257.8)	190.9	408.5	461.8

Per common share — basic (b)	$0.37	(4.19)	3.28	6.68	7.02

Per common share — diluted (b)	$0.37	(4.19)	3.26	6.63	6.98

Total assets	$7,830.8	8,229.0	5,036.5	4,965.2	4,816.4

Long term debt	$1,963.0	2,172.5	836.4	857.1	554.6

Dividends per common share	$2.00	2.00	2.00	2.00	1.95

(a)	For a further discussion of earnings, please see Management’s Discussion and Analysis.

(b)	In 1997, we adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” For comparative purposes, all prior period earnings per common share computations have been restated to reflect the effect of SFAS No. 128.

Note:	See Management’s Discussion and Analysis for a discussion of the effect on our results of material changes in the price we receive for copper or in unit production costs.

Item 7. Management’s Discussion and Analysis

      The information called for in Item 7 appears on pages 32 through 53 of this report.

Item 8. Financial Statements and Supplementary Data

      The information called for in Item 8 appears on pages 54 through 86 of this report.

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

         Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general U.S. and international economic and political conditions; the cyclical and volatile price of copper and other commodities; political and economic risks associated with foreign operations; unanticipated ground and water conditions; geological problems; metallurgical and other processing problems; availability of materials and equipment; delays in the receipt of or failure to receive necessary government permits; appeals of agency decisions or other litigation; volatility in the price of oil (the main feedstock for our carbon black operations) diesel, electricity and natural gas; currency fluctuations; changes in laws or regulations or the interpretation and enforcement thereof (including changes in treaties or laws governing international trade or tariffs); the occurrence of unusual weather or operating conditions; force majeure events; lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations; unanticipated difficulties consolidating acquired operations and obtaining expected synergies; labor relations; accidents; delays in anticipated start-up dates; environmental risks; and the results of financing efforts and financial market conditions.

         These and other risk factors are discussed in more detail herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligations to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                  Earnings

         In 2000, consolidated earnings were $72.3 million, or 92 cents per common share, before non-recurring items. (All references to per share earnings or charges are based on diluted earnings per share.) Non-recurring items and their impact on earnings per share are illustrated in the following table:

	$ in
	millions	$/share

2000 full-year earnings before non-recurring items	$72.3	0.92

After-tax, non-recurring items: *

2000 and 1999 restructuring plans	(56.4)	(0.72)

Income tax refund and related interest	10.1	0.13

Willow Creek insurance settlement	3.0	0.04

Total non recurring items	(43.3)	(0.55)

2000 full year net income after non recurring items	$29.0	0.37

*	Please see Note 3 to the consolidated financial statements for further discussion of these non-recurring items.

         In the first quarter of 2000, non-recurring, pre-tax charges of $2.1 million ($1.3 million, or 1 cent per share after taxes) were recognized by PD Industries in conjunction with the June 30, 1999, restructuring plan.

         On June 27, 2000, we announced a plan to reduce operating costs and restructure operations at our mining and wire and cable segments. This plan comprised the following actions:

         (i) Higher-cost production was curtailed at the Miami copper mine in Arizona and production was reduced at the Henderson molybdenum mine in Colorado resulting in a total workforce reduction of 175 full-time employees beginning in the second quarter (and substantially completed by year end). These actions resulted in a pre-tax charge of $5.2 million.

         (ii) Production ceased at two wire and cable plants in Venezuela in the second quarter due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a total non-recurring, pre-tax charge of $25.7 million, consisting of an impairment in the carrying value of property, plant and equipment and other assets of $19.2 million, plant dismantling costs of $2.6 million, employee severance of $2.2 million and impairment of goodwill of $1.7 million. In addition, working capital writedowns of $4.2 million were recorded to cost of products sold as a result of the decision to close the plants.

         (iii) The closure of a telephone cable operation in El Salvador in the fourth quarter of 2000 was due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a non-recurring, pre-tax charge of $4.6 million, including $4.0 million relating to the impairment of the carrying value of property, plant and equipment and $0.6 million associated with various other costs. In addition, working capital writedowns of $2.2 million were recorded to cost of products sold as a result of the decision to close the plant.

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

         In total, these actions resulted in second quarter non-recurring, pre-tax charges of $41.3 million ($36.9 million, or 47 cents per share, after taxes), a $6.4 million charge to cost of products sold representing the working capital component of the above actions ($6.4 million, or 8 cents per share, after taxes), and a $7.2 million charge to miscellaneous income and expense ($7.2 million, or 9 cents per share, after taxes).

         In addition to the above items, during the 2000 second quarter we recognized certain ongoing costs of $2.9 million ($1.9 million, or 2 cents per share, after taxes and minority interests) relating to the June 30, 1999, restructuring plan.

         In the third quarter of 2000, non-recurring, pre-tax charges of $2.6 million ($1.7 million, or 2 cents per share, after taxes) were recognized by PD Industries in conjunction with the June 27, 2000, restructuring plan. In addition, a non-recurring, pre-tax charge of $0.7 million ($0.4 million, or 1 cent per share, after taxes) was recognized by PD Mining in the third quarter of 2000 in relation to the curtailment of copper production at the Miami mine.

         In the fourth quarter of 2000, PD Industries recognized non-recurring, pre-tax charges of $2.2 million ($1.3 million, or 2 cents per share, after taxes) and a positive working capital adjustment of $0.8 million ($0.8 million, or 1 cent per share, after taxes) in connection with previously announced restructuring plans.

         In addition to the above items, we received in the 2000 second quarter a tax refund of $6.5 million and related interest income of $5.8 million ($3.6 million, or 4 cents per share, after taxes) resulting from the settlement of the Company’s 1990 and 1991 income tax audits. In the fourth quarter of 2000, the Company recognized $4.5 million ($3.0 million, or 4 cents per share, after taxes) of miscellaneous income relating to the settlement of a business interruption insurance claim by a former Cyprus Amax coal property.

         In 1999, consolidated earnings were $21.7 million, or 35 cents per common share, before non-recurring items. Results for the year include those of Cyprus Amax Minerals Company (Cyprus Amax) for the two and one-half month period beginning on October 16, 1999 (the effective acquisition date by Phelps Dodge). Non-recurring items and their impact on earnings are illustrated in the following table:

	$ in
	millions	$/share

1999 full-year earnings before non-recurring items	$21.7	0.35

After-tax, non-recurring items: *

Asset impairments	(222.5)	(3.61)

Environmental provisions	(17.8)	(0.29)

June 30, 1999, restructuring plan	(65.7)	(1.07)

Cumulative effect of accounting change	(3.5)	(0.06)

Adjustment for prior years’ taxes	30.0	0.49

Total non recurring items	(279.5)	(4.54)

1999 full year net income after non recurring items	$(257.8)	(4.19)

*	Please see Note 3 to the consolidated financial statements for further discussion of these non-recurring items.

         In the 1999 fourth quarter, the Company recognized non-recurring, pre-tax charges for asset impairments of $320.4 million at PD Mining and $21.7 million at PD Industries. The PD Mining impairments included the write down of the Hidalgo smelter in New Mexico ($201.5 million) and the Metcalf concentrator at the Morenci operations in Arizona ($88.0 million). As a result of the successful acquisition of Cyprus Amax and the conversion of Morenci to a mine-for-leach operation, the Hidalgo smelter is expected to be reconfigured to allow it to continue to be a reliable source of acid. Also, as a result, the Metcalf concentrator, which was on standby, was permanently closed and the Morenci concentrator, which will be required through the mine-for-leach start-up, will be maintained thereafter on standby to provide alternative processing capability. In addition, as the Company began integrating the acquired Cyprus Amax mining properties, a review of copper resources was performed and a determination of the viability of each resource reviewed was made. Based on that review, PD Mining wrote off a mine development project at the Tyrone operation in New Mexico ($11.9 million) and wrote off a mine development project at the Copper Basin operation in Arizona ($6.8 million). Management further decided to write down a real estate development project in Arizona ($12.2 million). The PD Industries impairment charge comprised $6.7 million for the write off of an equity investment in China (charged to non-operating expense) and $15.0 million for the impairment of value of the wire and cable segment’s telecommunications assets ($3.1 million of which was charged to non-operating expense). The minority interest add-back against the impairment of value of the wire and cable segment’s telecommunications assets totaled $1.5 million.

         In the 1999 fourth quarter, the Company also recognized a non-recurring, pre-tax charge of $28.2 million for estimated future costs associated with environmental matters applicable to PD Mining. For further information, see Environmental Matters later in this discussion and Note 18 to the consolidated financial statements.

         On June 30, 1999, Phelps Dodge announced a wide-ranging plan to reduce costs and improve operating performance by further curtailing higher cost copper production, restructuring certain wire and cable assets to respond to changing market conditions, suspending operations at Columbian Chemicals’ carbon black plant in the Philippines, and selling a non-core South African fluorspar mining unit. These actions resulted in non-recurring, pre-tax charges in 1999 of $36.6 million at PD Mining, $42.2 million at the wire and cable segment ($1.9 million of which was charged to non-operating expense) and $17.7 million at Columbian Chemicals. The minority interest add-back to the restructuring reserve totaled $2.2 million at the wire and cable segment and $0.2 million at Columbian Chemicals.

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

         Consolidated financial results (in millions except per common share amounts):

	2000	1999	1998

Sales and other operating revenues	$4,525.1	3,114.4	3,063.4

Operating income (loss)	$237.0	(315.6)	422.7

Net income (loss)	$29.0	(257.8)	190.9

Net income (loss) per common share basic	$0.37	(4.19)	3.28

Net income (loss) per common share diluted	$0.37	(4.19)	3.26

                  Sales

         Consolidated 2000 revenues were $4,525.1 million, compared with $3,114.4 million in 1999. The 2000 increase principally resulted from a full year of sales from the Cyprus Amax copper and molybdenum properties ($674 million and $191 million, respectively), higher copper prices ($394 million), increased wire and cable sales due to a higher level of infrastructure development worldwide ($69 million) and increased carbon black sales largely due to the pass through of higher feedstock costs to customers ($55 million). The $51.0 million increase in revenues in 1999 versus 1998 principally resulted from the October 16, 1999, acquisition of Cyprus Amax ($253 million) and higher sales of carbon black ($88 million), partially offset by lower average copper prices ($70 million) and lower sales of wire and cable products ($146 million).

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

         The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 2000. We principally base our selling price on the COMEX spot price per pound of copper cathode, which averaged 84 cents in 2000, 72 cents in 1999 and 75 cents in 1998. The COMEX price averaged 83 cents per pound for the first two months of 2001, and closed at 84 cents on March 6, 2001. Internationally, our copper selling prices are based on LME spot price per tonne of cathode.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production is approximately 2.4 billion pounds of copper. Accordingly, each 1cent per pound change in the average annual copper price, or in average annual unit production costs, causes a variation in annual operating income before taxes of approximately $24 million.

         Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod at the COMEX average price in the month of shipment and copper concentrate at the LME average price in the month of settlement with our customers. We initially record copper concentrate sales at a provisional price at the time of shipment, and adjust the pricing for all outstanding shipments to reflect the prevailing spot price per pound of copper cathode at the end of each period. A final adjustment is made to the price of the shipments upon settlement with our customers.

                  Molybdenum Prices

         Molybdenum oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as catalysts for petroleum refining and feedstock for pure molybdenum metal used in electronics and lubricants. A substantial portion of Phelps Dodge’s expected 2001 molybdenum production is committed for sale throughout the world pursuant to annual agreements based on prevailing market prices at the time of sale.

         Molybdenum sales generally are characterized by cyclical and volatile prices, little product differentiation and strong competition. Prices for metallurgical products generally reference prior period Platt’s Metals Week, Ryans’ Notes, or Metal Bulletin for technical grade molybdenum or ferromolybdenum. The Platt’s Metals Week molybdenum technical grade (dealer oxide) price averaged $2.56 per pound in 2000, compared with $2.66 per pound in 1999. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Exports from China can also influence competitive conditions.

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

         At December 31, 2000, we had futures and swap contracts for approximately 119 million pounds of copper with a net hedge value of $103 million and a total face value of approximately $106 million. At that date, we had $2 million in losses on these contracts not yet recorded in our financial statements because the copper products under the related customer transactions had not yet been shipped or received. At year-end 1999, we had futures and swap contracts in place for approximately 111 million pounds of copper at a net hedge value of $87 million and a total face value of approximately $125 million. We had $7 million in deferred, unrealized gains at that time. At December 31, 1998, we had futures and swap contracts in place for approximately 86 million pounds of copper at a net hedge value of $65 million and a total face value of approximately $138 million. We had $7 million in deferred, unrealized losses at that time.

         We do not acquire, hold or issue futures contracts for speculative purposes. All of our copper futures and swap contracts have underlying customer agreements or other related transactions. We have prepared an analysis to determine how sensitive our net futures contracts are to copper price changes. In our market risk analysis, if copper prices had dropped a hypothetical 10 percent at the end of 2000, we would have had a net loss from our copper futures contracts of approximately $10 million. That loss would have been virtually offset by a similar amount of gain on the related customer contracts.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. For 2000 production, we had a total of 110 million pounds of copper cathode production protected through contracts that effectively ensured minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound. The minimum and maximum prices are based upon average LME prices for the protection period. These contracts expired without payment on December 31, 2000. For 1999 production, we had fourth quarter protection contracts that gave us a minimum monthly average LME price of 69 cents per pound for approximately 200 million pounds of copper cathode that expired without payment on December 31, 1999. We did not have any outstanding copper price protection contracts at the end of 1998, 1999 and 2000.

                  Copper Scrap Purchase Hedging

         From time to time, Phelps Dodge may purchase copper scrap as a raw material to be processed eventually into rod for sale to customers. The copper scrap is purchased from third parties at a copper content price different from the price contracted with eventual rod customers. To mitigate the copper price risk resulting from the difference between the purchase and sales price of the purchased copper, Phelps Dodge enters into a hedge program. The hedge program involves the sale of an over-the-counter swap priced at the COMEX average price in the month of scrap delivery. In the month that the copper rod associated with the scrap purchase is sold, the swap is liquidated at the COMEX average price in the month of the copper rod sale. At December 31, 2000, we had swap contracts for approximately 3 million pounds of scrap copper with a net hedge and total face value of approximately $2.5 million. At the end of the year, these contracts did not have any significant gains or losses that were not recorded in our financial statements. We did not have any outstanding copper scrap purchase hedge contracts at the end of 1998 and 1999.

                  Aluminum Hedging

         During 2000, our Brazilian wire and cable operation entered into aluminum swap contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing aluminum cable contracted by customers. At December 31, 2000, we had swap contracts for approximately 9 million pounds of aluminum with a net hedge value of approximately $6 million and a total face value of approximately $8 million. At the end of the year, these contracts did not have any material gains or losses that were not recorded in our financial statements. A sensitivity analysis of our aluminum futures contracts indicates that a hypothetical 10 percent unfavorable change in aluminum prices at the end of 2000 would have resulted in a loss of approximately $0.5 million. That loss would have been virtually offset by a similar amount of gain on the related customer contracts. At December 31, 1999, we had futures contracts for approximately 1 million pounds of aluminum with a net hedge and total face value of approximately $1 million.

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

         At December 31, 2000, 1999 and 1998, we had net hedge and total face values of approximately $16 million, $34 million and $44 million, respectively, in forward exchange contracts to hedge intercompany loans between our international subsidiaries or foreign currency exposures with our trading partners. We did not have any significant gains or losses at year-end that had not been recorded in our financial statements for each of the three years in the period ended December 31, 2000.

         At year-end 2000, our foreign currency protection contracts included the British pound, euro, Japanese yen and Thai baht. A sensitivity analysis of our exposure to market risk with respect to our forward foreign exchange contracts indicates that if exchange rates had moved against the rates in our protection agreements by a hypothetical 10 percent, we would have incurred a potential loss of approximately $2 million. This loss would have been virtually offset by a gain on the related underlying transactions.

                  Interest Rate Hedging

         In some situations, we may enter into structured transactions using currency swaps that result in lower overall interest rates on borrowings. We do not enter into currency swap contracts for speculative purposes. At December 31, 2000, we had no currency swap contracts in place. At year-end 1999, we had currency swap contracts in place with an approximate net hedged and total face value of $21 million. At December 31, 1998, we had currency swap contracts in place with an approximate net hedged value of $31 million and total face value of $36 million. These currency swaps involved swapping fixed-rate Brazilian real loans into fixed-rate U.S. dollar loans, and swapping floating-rate U.S. dollar loans into fixed-rate Thai baht loans.

         In addition, we are exposed to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to manage or limit such interest expense costs. We do not enter into interest rate swap contracts for speculative purposes. At the end of 2000 and 1999, we had interest rate swap contracts in place with an approximate net hedged and total face value of $396 million and $485 million, respectively. At December 31, 2000, we had $7 million in unrealized losses on these contracts. At the end of 2000, we prepared an analysis to determine the sensitivity of our interest rate swap contracts to changes in interest rates. A hypothetical interest rate move against our interest rate swaps of 1 percent (or 100 basis points) would have resulted in a potential loss of approximately $10 million over the life of the swap.

                  Diesel Fuel Price Protection Program

         Phelps Dodge purchases large quantities of diesel fuel to operate its mine sites as an input to the manufacturing process. Price volatility of diesel fuel impacts the cost of producing copper cathode and other copper products for our customers. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in any downward price movement.

         To implement these objectives, we may purchase out-of-the-money (OTM) call options, settled at the average price, for diesel fuel. Purchase of these calls protects us against significant upward movement in diesel fuel prices while allowing us full participation in downward movements. The physical purchases and the options are both priced based on Platt’s Gulf Coast, which eliminates pricing basis risk between the hedge and the hedged item. We do not purchase diesel fuel options for speculative purposes.

         At December 31, 2000, we had option contracts to protect first quarter 2001 diesel fuel consumption of approximately 8 million gallons with a net hedged and total face value of $7 million, for which we paid a premium of approximately $0.2 million. We did not have any significant gains or losses at year-end that had not been recorded in our financial statements. We did not have any diesel fuel price protection option contracts at the end of 1998 or 1999.

                  Natural Gas Price Protection Program

         Phelps Dodge purchases substantial quantities of natural gas to supply its operations primarily as an input to generate electricity. Price volatility of natural gas impacts the cost of producing copper cathode and other copper products for our customers. The objective of the natural gas price protection program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in downward price movements.

         To implement these objectives, we may purchase OTM call options or OTM collars (simultaneous call option purchase and put option sale), settled at the average price, for natural gas. Purchase of these call options protects us against significant upward movement in natural gas prices while allowing us full participation in downward movements in natural gas prices. Purchase of collars provides us greater protection against significant upward movement in natural gas prices, but limits participation in downward movements in prices. The physical purchases and the options are both priced based on San Juan Basin, which eliminates pricing basis risk between the hedge and the hedged item. We do not purchase or sell natural gas options for speculative purposes.

         In January 2001 we purchased both OTM call options and collars for natural gas, covering approximately 10 percent and 5 percent respectively, of our planned natural gas consumption for the Arizona, New Mexico and Texas operations for the months of April through October 2001. We did not have any natural gas price protection programs in place at the end of 1998, 1999 or 2000.

                  Business Segments

         Results for 2000, 1999 and 1998 can be meaningfully compared by separate reference to our reporting divisions, PD Mining and PD Industries. PD Mining is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments, and worldwide mineral exploration and development programs. PD Industries includes our specialty chemicals segment and our wire and cable segment. Effective January 1, 1998, 90 percent of Accuride Corporation and its subsidiaries, our wheel and rim business, was sold to an affiliate of Kohlberg Kravis Roberts and Co. (KKR), and the existing management of Accuride. The remaining 10 percent interest was sold to RSTW Partners III, L.P., on September 30, 1998. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods. (See Note 20 to the consolidated financial statements for further segment information.)

RESULTS OF PHELPS DODGE MINING COMPANY

         PD Mining is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum, copper sulfate, rhenium and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration and development programs.

	2000 *	1999 *	1998

Copper (from own mines — thousand tons) **

Production	1,200.3	890.1	874.0

Sales	1,200.6	884.2	876.3

COMEX average spot copper price per pound — cathodes	$0.84	0.72	0.75

Molybdenum production (million pounds) **	51.1	8.1	1.0

Metals Week — average technical grade molybdenum oxide price per pound	$2.56	2.66	3.42
(millions of dollars)

Sales and other operating revenues unaffiliated customers	$3,073.7	1,786.6	1,667.7

Operating income (loss) ***	$243.3	(301.0)	110.3

*	2000 and 1999 includes the results of Cyprus Amax since the effective date of acquisition, October 16, 1999.

**	Worldwide copper and molybdenum production and sales exclude the amounts attributable to (i) the 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), (ii) the one-third partnership interest in

Chino Mines Company in New Mexico held by Heisei Minerals Corporation (Heisei), (iii) the 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation (copper only), and (iv) the 49 percent interest in the El Abra copper mining operation in Chile held by Corporacion Nacional del Cobre de Chile (CODELCO). (copper only).

	2000	1999	1998

Excluded production (thousand tons):

Morenci — for Sumitomo	62.6	72.0	78.4

Chino — for Heisei	44.7	43.3	52.9

Candelaria — for Sumitomo	44.9	50.0	47.4

El Abra — for CODELCO	106.5	25.9	–

	258.7	191.2	178.7

***	Operating income for 2000 includes non-recurring, pre-tax charges of $5.8 million for costs associated with curtailments and indefinite closures. Operating loss for 1999 includes non-recurring, pre-tax charges of $385.2 million comprising the following: asset impairments of $320.4 million, environmental provisions of $28.2 million, and restructuring costs of $36.6 million. 1998 includes a non-recurring, pre-tax charge of $5.5 million for costs associated with curtailments and indefinite closures. (See Note 3 to the consolidated financial statements.)

PD Mining — Operating Income

($ in millions)	2000	1999	1998

Operating income before non-recurring items	$249.1	84.2	115.8

Pre-tax, non-recurring items	(5.8)	(385.2)	(5.5)

Operating income (loss) after non-recurring items	$243.3	(301.0)	110.3

         In 2000, our PD Mining segment reported operating income of $249.1 million before $5.8 million of pre-tax, non-recurring charges. The pre-tax, non-recurring charges of $5.8 million comprised restructuring charges associated with the curtailment of production at the Miami copper mine in Arizona ($1.5 million) and the Henderson molybdenum mine in Colorado ($4.3 million).

         The 2000 increase in operating income before non-recurring items of $164.9 million was principally a result of higher average copper prices ($288 million) and increased sales volumes ($66 million) resulting from the acquisition of Cyprus Amax, partially offset by higher copper production costs ($139 million) largely as a result of higher energy-related costs.

         On May 8, 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its workforce by approximately 130 workers at its Henderson mine in Colorado. The curtailment of production resulted in a non-recurring, pre-tax charge of $4.3 million for severance-related costs.

         On June 27, 2000, the Company announced a mine plan incorporating a reduction in mining activities at its Miami, Arizona, copper mine. The new mine plan temporarily suspended stripping in a higher — cost portion of the mine and will allow the redistribution of a variety of mining equipment, including shovels and haul trucks, to other Phelps Dodge mining operations to reduce overall capital expenditures. The reduction of mining activities resulted in a non-recurring, pre-tax charge of $1.5 million for equipment relocation and severance-related costs.

         In 2000, copper unit production costs were adversely impacted by the effects of abnormally high spot prices for energy. In total, higher energy costs increased our 2000 copper unit production costs by approximately 4 cents per pound relative to those experienced in 1999.

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for Phelps Dodge operations. During 2000, the Company’s Arizona and New Mexico operations were adversely affected by significantly higher costs for electricity, diesel fuel and natural gas. In 2000, approximately 10 percent of the Company’s Arizona and New Mexico power requirements were satisfied by internal generation. Approximately 63 percent of the Company’s 2000 power requirement in Arizona and New Mexico was supplied under fixed price contracts. The remaining power requirement (27 percent) was satisfied by spot markets purchases.

         Beginning in the spring of 2000, the combination of a power supply/demand imbalance in California, higher natural gas prices, a drought in the Pacific Northwest (a region that has provided a significant amount of hydroelectric power to California and the Southwest) and service interruptions at several California power plants due to both scheduled and unscheduled maintenance, caused a shortage of electricity in the western United States that resulted in extremely high spot electricity prices. There was little respite in spot electricity prices for the remainder of the year as unseasonally cold winter tempera-

tures in the western United States and the continuing drought in the Pacific Northwest continued to cause high spot electricity prices. On several occasions during the third and fourth quarters of 2000, spot electricity was quoted at such high prices that a number of the Company’s mines in the Southwest that purchase electricity on the spot market were forced to curtail production to avoid the impact that high power costs would have had on production costs. While peak spot electricity prices have moderately improved in the first quarter of 2001, prices remain high relative to historical levels and continue to adversely impact production costs. It is expected that spot electricity prices will continue to exceed historical levels for the foreseeable future and, accordingly, the cost structure of the Company’s Southwest mines will be adversely impacted. In 2001, approximately 20 percent of the Company’s Arizona and New Mexico planned power consumption will be priced relative to the spot electricity market. The Company’s reduced exposure to the spot electricity market is due to the planned expansion of internal generation capacity.

         During 2000, diesel fuel prices were adversely impacted by rising global oil prices and the shortage of refining capacity in certain parts of the United States. To mitigate the Company’s exposure to increases in diesel fuel prices, Phelps Dodge entered into a diesel fuel price protection program in December 2000. The objective of the program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in any favorable price movement. To implement these objectives, the Company purchased OTM call options settled at the average price for the option period representing approximately 50 percent of planned first quarter 2001 diesel fuel consumption for the Arizona and New Mexico properties. Purchase of these call options allows for full participation in downward price movements.

         Natural gas prices in the United States also increased significantly during 2000 due to low levels of supply resulting from a decade of relatively low natural gas prices that depressed domestic exploration activities and failed to maintain domestic production levels. To mitigate the Company’s exposure to further increases in the price of natural gas, Phelps Dodge entered into a natural gas price protection program in January 2001. The objective of the program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in any favorable price movement. To implement these objectives, the Company purchased OTM call options for natural gas covering approximately 40 percent of its budgeted natural gas consumption for the Arizona, New Mexico and Texas operations for the months of April through October 2001. Purchase of these call options allows for full participation in downward price movements.

         Copper production costs generally were stable for the two-year period ended December 31, 1999, primarily as a result of ongoing cost-containment programs and high levels of production of low-cost cathode copper at our SX/ EW plants in Arizona, New Mexico, Peru and Chile. In 2000, we produced a total of 806,300 tons of cathode copper at our SX/ EW facilities, (including 165,400 tons for minority participants) compared with 511,500 tons in 1999 (including 87,200 tons for minority participants). The SX/ EW method is a cost-effective process of extracting copper from certain types of ores.

         Our international operations primarily sell copper production in concentrate or cathode form. On the other hand, much of our U.S. copper production, together with additional copper purchased from others, is converted and sold as continuous-cast copper rod. In addition, U.S. operations sell most of our molybdenum production in a variety of metallurgical and chemical products. In 2000, operations outside the United States provided 10 percent of PD Mining’s sales, compared with 14 percent in 1999 and 11 percent in 1998. During the year, operations outside the United States contributed 29 percent of the segment’s operating income, compared with a contribution of 67 percent and a reduction of operating income of 9 percent before non-recurring charges and provisions in 1999 and 1998, respectively.

         Operating income in 1999 was $84.2 million, before $385.2 million of non-recurring, pre-tax charges. The pre-tax, non-recurring items were as follows: $320.4 million of asset impairments including the writedown of the Hidalgo smelter in New Mexico ($201.5 million), the Metcalf concentrator at the Morenci operations in Arizona ($88.0 million), a real estate development project in Arizona ($12.2 million), a mine development project at the Tyrone operations in New Mexico ($11.9 million), mine development at the Copper Basin project in Arizona ($6.8 million), $28.2 million for environmental provisions, and $36.6 million for the restructuring plan announced in the 1999 second quarter.

         The $31.6 million decrease in 1999 operating income before non-recurring items reflected lower average copper prices ($53 million), partially offset by lower copper production costs (approximately $30 million).

         Operating income in 1998 was $115.8 million before $5.5 million of non-recurring, pre-tax charges associated with a production curtailment at Chino Mines Company in New Mexico and the indefinite closures of operations at our Ojos del Salado operation in Chile and Cobre Mining Company in New Mexico.

                  PD Mining — Operations Update

         After a review of the near-term market outlook for energy prices and a thorough analysis of the molybdenum market, the Company announced on January 25, 2001, that it would notify all 2,350 employees of its Chino and Tyrone, New Mexico, and Sierrita, Arizona, operations of the possibility of production curtailments. The possible production curtailments are attributable primarily to high energy-related costs at the New Mexico facilities, and a combination of low molybdenum prices and high energy costs at the Sierrita facility. All affected employees and the unions representing some of the employees at Chino have received Worker Adjustment and Retraining Notification (WARN) Act letters advising them that production curtailments could become effective following the legally required, 60-day notification period. The Company will closely monitor the energy and molybdenum markets throughout the 60-day period to determine whether curtailment actions may be necessary at any of the three facilities.

         On October 16, 1999, Phelps Dodge acquired Cyprus Amax Minerals Company. This included (i) the Bagdad mine in northwestern Arizona consisting of an open-pit mine, an approximate 85,000 ton-per-day sulfide ore concentrator producing copper and molybdenum concentrates, and an oxide leaching system with an SX/ EW plant producing copper cathode; (ii) the Sierrita mine in south central Arizona consisting of an open-pit mine, an approximate 115,000 ton-per-day sulfide ore concentrator producing copper and molybdenum concentrate, a molybdenum recovery plant, two molybdenum roasters, and an oxide and low-grade sulfide ore dump leaching system with an SX/ EW plant producing copper cathodes; (iii) the Miami mine near Miami, Arizona, consisting of an open-pit mine producing acid soluble copper ore for heap leaching operations, an SX/ EW plant producing copper cathode, a smelter, an electrolytic refinery, and a copper rod plant; (iv) a copper rod plant in Chicago, Illinois; (v) an 82 percent interest in the Cerro Verde mine in Peru consisting of two open pits, an oxide leach system with an SX/ EW plant producing copper cathodes; (vi) a 51 percent interest in the El Abra mine in northern Chile consisting of an open-pit mine, crushing facility, on/off leach pads and an SX/ EW plant producing copper cathodes; (vii) the Henderson mine near Empire, Colorado, consisting of an underground block caving mine, a conveying system and a concentrator that produces molybdenum disulfide concentrates; (viii) the Climax molybdenum mine in Colorado consisting of underground and open-pit mine and concentrator which are on standby; (ix) conversion facilities in the United States and Europe that use molybdenum roasters and chemical conversion plants to convert molybdenum concentrates into such products and technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, and molysulfide powder; and (x) other mining-related facilities.

         In September of 1999, the Company announced plans to reduce production costs of copper at its Morenci, Arizona mine by converting all production to a mine-for-leach process through expansion of SX/ EW facilities. The $220 million conversion was completed in early 2001 and will allow the Morenci mine to sustain copper production rates consistent with its current annual rate. Cost reductions are achieved by eliminating the process steps of concentrating, smelting and refining in producing copper. The conversion included expansion of the mine’s current crushing and conveying system, installation of mobile stackers that disperse crushed ore on leach stockpiles, expansion of existing solution extraction facilities and construction of a new electrowinning tankhouse.

         On June 30, 1999, Phelps Dodge announced a plan to reduce costs and improve operating performance by curtailing higher cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the smaller of two concentrators at our Morenci mining operations in Arizona, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas. In the fourth quarter of 1999, as a result of the successful acquisition of Cyprus Amax and the conversion of Morenci to a mine-for-leach operation, the Hidalgo smelter and the Metcalf concentrator at Morenci were written down. The Hidalgo smelter is expected to be reconfigured to allow it to continue to be a reliable source of sulfuric acid.

         The Henderson molybdenum mine completed a major project in early October 1999 to replace a 20-year old underground and surface rail transportation system with a modern conveyor and underground primary crusher. In addition, it began development of a new production level using more efficient high-lift caving methods. As a result, PD Mining’s 1999 operating results included the impact of the start-up costs at Henderson. The new crushing and conveying system was operating at full capacity in early 2000.

         On October 21, 1998, we announced that we would curtail production at Chino. The production curtailment occurred in phases between October 31, 1998, and the first quarter of 1999. The curtailment reduced copper production by 35,000 tons annually. In addition, we announced the immediate, indefinite suspension of operations at our Ojos del Salado mine. This shutdown reduced copper production by more than 20,000 tons annually. Ojos del Salado remains on care-and-maintenance status at March 6, 2001.

         On February 3, 1998, we acquired Cobre. The primary assets of Cobre include an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights, located in southwestern New Mexico adjacent to our Chino operations. On October 21, 1998, we indefinitely suspended underground mining at Cobre due to low copper prices. On March 17, 1999, the remaining operations were suspended, reducing copper production by 35,000 tons per year. All Cobre operations remained on care-and-maintenance status at March 6, 2001.

         We have additional sources of copper that could be placed in production should market circumstances warrant. However, permitting and significant capital expenditures would be required to develop such additional production capacity.

         The 2000 exploration program continued to place emphasis on the search for and delineation of large scale copper, gold and other base metal deposits. Phelps Dodge expended $39.7 million on worldwide exploration during 2000, compared with $41.0 million in 1999 and $42.0 million in 1998. Approximately 23 percent of the 2000 expenditures occurred in the United States with 17 percent being spent at our mine sites. This compares with 25 percent in 1999 (19 percent at mine sites) and 26 percent in 1998 (19 percent at mine sites). The balance of exploration expenditures was spent principally in Australasia, Brazil, Chile, Mexico, Canada and Peru.

         During 2000, exploration efforts continued at our existing copper operations. A major drill program to delineate mineralized material for the first phase of mining was in progress in the Garfield area at Morenci. Exploration programs were initiated at Candelaria, El Abra, Cerro Verde, Sierrita and Miami. In addition, exploration for additional leach material also continued at Tyrone.

         Environmental permitting is in progress to advance development of the Dos Pobres and San Juan mineral deposits in the Safford District of eastern Arizona. The two deposits contain a total of 630 million tons of leach material at an estimated grade of 0.32 percent copper. Additionally, the Dos Pobres deposit contains 330 million tons of primary sulfide material at an estimated grade of 0.65 percent copper.

         Internationally, Mineração Serra do Sossego S.A., a 50/50 joint venture with Companhia Vale do Rio Doce (CVRD) located in Brazil, completed a prefeasibility study early in 2000. A final feasibility study to further define the quantity of mineralized material and economics of a potential copper/gold project is scheduled for completion in the second quarter of 2001.

         Work continues on resource development and metallurgical review to support a feasibility study on our 70 percent owned Piedras Verdes property in Sonora, Mexico. Strategic options for this project are being evaluated. The results of a prefeasibility study indicate leachable mineralized material of 290 million tons at 0.33 percent copper.

         In 2000, economic evaluation and environmental remediation continued on our Ambatovy nickel/cobalt deposit in central Madagascar. Mineralized material of 210 million tons at an estimated grade of 1.1 percent nickel and 0.1 percent cobalt was previously identified in a feasibility study. The project is on hold pending resolution of certain regulatory and permitting issues.

         Work continued on the Kansanshi project in Zambia and a prefeasibility study was completed. Results were being evaluated at year-end to determine how to proceed with the project. The prefeasibility results indicate 298 million tons of mineralized material at a grade of 1.28 percent copper.

         PD Mining — Other Matters

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

RESULTS OF PHELPS DODGE INDUSTRIES

         PD Industries, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our specialty chemicals segment, our wire and cable segment and, until they were sold in 1998, our wheel and rim operations (Accuride Corporation). Our specialty chemicals segment includes Columbian Chemicals Company and its subsidiaries. Our wire and cable segment consists of three worldwide product line businesses including magnet wire, energy and telecommunication cables, and specialty conductors. In December 2000, Phelps Dodge announced its intention to explore strategic alternatives for, including the potential sale of, PD Industries.

($ in millions)
	2000	1999	1998

Sales and other operating revenues (unaffiliated customers):

Specialty chemicals	$598.4	543.0	454.6

Wire and cable	853.0	784.8	931.1

	$1,451.4	1,327.8	1,385.7

Operating income (loss):

Specialty chemicals	$88.1	92.5	87.6

Wire and cable *	(17.8)	(42.8)	67.3

Other **	—	—	198.7

	$70.3	49.7	353.6

*	2000 includes a pre-tax charge of $41.0 million related to the Company’s June 27, 2000, restructuring plan, $5.6 million for related working capital writedowns; and $5.0 million related to the Company’s June 30, 1999, restructuring plan (see discussion of 1999 and 1998 operating income on page 45).

**	Other includes Accuride which was sold in 1998, resulting in a total pre-tax gain of $198.7 million. (See Note 3 to the consolidated financial statements for a further discussion of this sale.)

         PD Industries reported sales of $1,451.4 million in 2000, compared with $1,327.8 million in 1999. The increase principally reflected higher average sales prices in the carbon black segment as a result of the partial pass through to customers of higher feedstock costs, partially offset by lower sales volumes. The increase also reflected improved wire and cable segment sales as a result of a higher level of infrastructure development worldwide.

                  PD Industries — Operating Income

($ in millions)
	2000	1999	1998

Operating income before non-recurring items	$121.9	119.7	157.2

Pre-tax, non-recurring items	(51.6)	(70.0)	196.4

Operating income after non-recurring items	$70.3	49.7	353.6

         Our PD Industries division reported operating income of $121.9 million in 2000 before non-

recurring, pre-tax charges of $51.6 million. The non-recurring charges in operating income are as follows:

($ in millions)

June 30, 1999, restructuring plan	$5.0
June 27, 2000, restructuring plan

Fixed asset and goodwill impairments	30.7

Plant dismantling	2.6

Employee severance	2.2

Working capital write downs	5.6

Other	5.5

$51.6

         Our PD Industries division reported operating income of $119.7 million in 1999 before non-recurring, pre-tax charges of $70.0 million. The non-recurring charges were as follows: $11.9 million of asset impairments to write down the value of our wire and cable segment’s telecommunications assets in the fourth quarter and $58.1 million for the June 30, 1999, restructuring plan at both the wire and cable and specialty chemicals segments. In addition to the non-recurring items in operating expense, asset impairment charges of $6.7 million and $3.1 million were recorded in non-operating expense for the impairment of an equity basis investment in China as well as the telecommunications assets of an equity basis investment in the Philippines, respectively ($1.9 million was recorded as non-operating expense related to June 30, 1999, restructuring plan). (See Note 3 to the consolidated financial statements for further discussion of these non-recurring items.)

         PD Industries reported operating income of $157.2 million in 1998, before the effect of a $198.7 million pre-tax gain from the sale of Accuride and $2.3 million of non-recurring, pre-tax charges primarily for an early retirement program at PD Magnet Wire.

         In 2000, operations outside the United States provided 63 percent of PD Industries’ sales, compared with 55 percent in 1999 and 53 percent in 1998. During the year, operations outside the United States contributed 48 percent of PD Industries’ operating income, compared with 59 percent in 1999 and 54 percent in 1998.

                  Specialty Chemicals — Operating Income

($ in millions)
	2000	1999	1998

Operating income before non-recurring items	$88.1	110.2	87.6

Pre-tax, non-recurring items	—	(17.7)	—

Operating income after non-recurring items	$88.1	92.5	87.6

         Columbian Chemical’s 2000 operating income decreased primarily due to the effect of higher oil prices on feedstock costs with only limited success in passing along these higher costs to customers, and the unfavorable impact of weaker European currencies.

         Columbian Chemical’s 1999 operating income before non-recurring items was $22.6 million more than in 1998, principally as a result of increased carbon black sales volumes attributable to the October 1998 acquisition of Copebras S.A., a Brazilian carbon black manufacturing business, and the January 1999 acquisition of an 85 percent interest in the Korean carbon black business of Korea Kumho Petrochemical Co., Ltd.

         In the second quarter of 2000, we acquired the remaining 40 percent share in the carbon black manufacturing business of Columbian Tiszai Carbon Ltd. in Hungary for $19.0 million, bringing our total interest to 100 percent.

         Production was discontinued at the Bataan, Philippines, facility in November 1999, resulting in a pre-tax, non-recurring charge to operating income of $17.7 million. The Philippine plant, which had a relatively small production capacity of 18,000 metric tons, did not have economies of scale necessary to compete profitably with imports from larger regional producers. Columbian Chemicals has opened a distribution company, Philippine Carbon Black Distribution Company, Inc., that will market and distribute carbon blacks, principally from Columbian Chemicals Korea, in the Philippines.

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

                  Wire and Cable — Operating Income

($ in millions)
	2000	1999	1998

Operating income before non-recurring items	$33.8	9.5	69.6

Pre-tax, non-recurring items	(51.6)	(52.3)	(2.3)

Operating income (loss) after non-recurring items	$(17.8)	(42.8)	67.3

         Our wire and cable segment reported operating income of $33.8 million in 2000 before non-recurring, pre-tax charges. The pre-tax, non-recurring charges were as follows: $36.1 million due to plant closures in Venezuela, Austria and El Salvador, $9.9 million for the June 30, 1999, and June 27, 2000, restructuring plans, and $5.6 million for working capital writedowns. The increase in operating income was primarily due to economic improvement in Asia and South America and the realization of benefits from the previously announced restructuring plans.

         In January 2001, Alcoa Aluminio, S.A. exercised a put option that required Phelps Dodge or a designee company to acquire the 40 percent minority interest in Phelps Dodge and Alcoa Fios e Cabos Electricos, S.A., a Phelps Dodge wire and cable facility in Brazil. The transaction is scheduled to close in March 2001. The indicated option price is $48 million, however, the Company is in discussions with the optionor regarding a final settlement price.

         Our wire and cable segment reported operating income of $9.5 million in 1999 before non-recurring, pre-tax charges. The pre-tax, non-recurring items were as follows: $11.9 million of asset impairments to write down our international telecommunications assets and $40.4 million for the June 30, 1999, restructuring plan. In addition to the non-recurring items in operating income, the wire and cable segment incurred the following charges in non-operating expense: asset impairment charges of $6.7 million and $3.1 million for the impairment of an equity basis investment in China as well as the telecommunications assets of an equity basis investment in the Philippines, respectively, and $1.9 million related to the June 30, 1999, restructuring plan. (See Note 3 to the consolidated financial statements for further discussion of these non-recurring items.)

         The wire and cable segment’s 1999 operating income was $60.1 million less than 1998 before the effect of non-recurring items, primarily as a result of economic difficulties that plagued most of Latin America and Asia. The downturn in Latin America began with the Brazilian currency crisis in early 1999. This factor, along with political and economic instability in the Andean region, significantly impacted results at our Latin American operations where operating income decreased by $46 million. In Asia, economic problems continued to hamper the performance of our wire and cable operations where operating income decreased by $3 million from already depressed levels.

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

         On July 15, 1998, we purchased Eldra Elektrodaht-Erzeugung GmbH’s 49 percent interest in Phelps Dodge Eldra GmbH resulting in the operation becoming our wholly owned subsidiary under the name of Phelps Dodge Magnet Wire (Austria) GmbH. The production capacity of the facility is 11,000 metric tons of magnet wire annually.

         In June 1998, our wire and cable segment and Sumitomo Electric Industries, Ltd., dissolved joint-venture partnerships at five wire and cable manufacturing and support companies. The dissolution was achieved through the exchange of cash and ownership shares in the companies. The transaction resulted in a non-operating, pre-tax gain of $10.3 million.

         In March 1998, we began commercial production at Phelps Dodge Magnet Wire de Mexico, S.A. de C.V., a $42 million magnet wire manufacturing plant in Monterrey, Mexico. The new facility uses state-of-the-art technology and currently has installed capacity of 27,800 metric tons out of a planned capacity of 38,000 metric tons of magnet wire.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

Depreciation, Depletion and Amortization Expense

         Depreciation, depletion and amortization expense was $464.2 million in 2000, compared with $329.1 million in 1999 and $293.3 million in 1998. The 2000 and 1999 increases primarily resulted from the October 1999 acquisition of Cyprus Amax ($159.6 million and $52 million, respectively), partially offset by decreases in production at certain U.S. and international mines, as well as plant shutdowns and closures. (Please refer to Note 1 to the consolidated financial statements for a discussion of depreciation methods.)

                  Selling and General Administrative Expense

         Selling and general administrative expense was $135.1 million in 2000, compared with $115.5 million in 1999 and $102.0 million in 1998. The 2000 increase primarily resulted from higher costs to support acquired entities and an increase in molybdenum selling expenses, partially offset by the elimination of duplicate Cyprus sales company expenses. The 1999 increase primarily resulted from the acquisition of Cyprus Amax, which had $14.6 million in selling and general administrative expenses from October 16 through December 31. The results for the three-year period reflects the reclassification of $26.1 million and $20.9 million for 1999 and 1998, respectively, of operation support costs from selling and general administrative expenses to cost of products sold to conform to the current year presentation.

                  Exploration and Research Expense

         Exploration and research and development expense was $56.8 million in 2000, compared with $52.2 million in 1999 and $55.0 million in 1998. The 2000 increase resulted from a more fully staffed research and development department and higher spending at Phelps Dodge’s U.S. and international sites ($7.4 million), partially offset by decreased spending on former Cyprus projects. The 1999 decrease resulted from continuing cutbacks in exploration programs in view of current market conditions, partially offset by the addition of Cyprus Amax’s exploration spending of $4.9 million from October 16 through December 31.

                  Interest Expense

         We reported net interest expense in 2000 of $213.3 million, compared with $120.2 million in 1999 and $94.5 million in 1998. Net interest expense increased in 2000 primarily due to a full year of interest expense on acquired Cyprus Amax debt. Net interest expense increased in 1999 primarily due to the inclusion of $24.5 million of interest expense on Cyprus Amax acquired debt. The debt acquired with the purchase of Cyprus Amax totaled $1.6 billion, which was reduced by $15.2 million to reflect the fair value of the obligations at the acquisition date. Interest paid by the Company in 2000 was $200.6 million, compared with $121.0 million in 1999.

                  Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net for the years ended December 31 comprised the following:

($ in millions)
	2000	1999	1998

Interest income	$19.5	17.9	23.5

Wire and cable segment asset impairments*	(7.2)	(11.6)	–

Asarco merger termination (net of related expenses)	–	14.0	–

Loss on sale of Black Mountain	–	–	(27.0)

Dissolution of Sumitomo joint venture**	–	–	10.3

Southern Peru Copper Corporation dividend (14.0% minority interest)	3.8	1.7	5.7

Interest on IRS refund	5.8	–	–

Gain on sale of Australian iron ore royalties	4.7	–	–

Willow Creek insurance settlement	4.5	–	–

Foreign currency exchange loss	(1.5)	(13.0)	(5.7)

Other	0.4	0.1	2.0

	$30.0	9.1	8.8

*	Asset impairment of equity basis investment in PD Philippines ($7.2 million) during 2000, and Cobre Colada ($1.8 million), PD Philippines ($3.1 million) and PD Yantai ($6.7 million) during 1999.

**	Dissolution of joint ventures between Phelps Dodge and Sumi-tomo Electric Industries, Ltd., at five wire and cable manufacturing and support companies.

                  Provision for Taxes on Income

         The effective tax rate changed from 40.0 percent in 1998 to 39.0 percent in 1999 to 35.8 percent in 2000. The decrease in 2000 was primarily due to a significant increase in the U.S. tax benefit from percentage depletion which was substan-

tially offset by valuation allowances against U.S. and foreign net operating losses.

         In December of 1999, we received and accepted Notices of Tax Due for the years 1992 and 1993. The Internal Revenue Service audit of the year 1994 (also settled in 1999) resulted in a refund. Issues settled in the years 1992 through 1994 also impacted the years 1990 and 1991 and enabled us to enter a closing agreement with the Internal Revenue Service for the years 1990 and 1991. As a result of these settlements, we have recorded a $30 million reduction in our tax provision in 1999 and a $6 million reduction in 2000.

         During the year 2000, we reached agreement with the Internal Revenue Service for the Cyprus Amax tax years 1994 through 1996 and paid the final assessments applicable to those years. We have also reached agreement with the Internal Revenue Service for the Phelps Dodge Corporation tax years 1995 through 1997 and received an assessment during February 2001. Our management believes that it has made adequate provision so that the subsequent application of the issues involved will not have an adverse effect on our consolidated financial condition or results of operations.

         The Internal Revenue Service has recently commenced its audit of Phelps Dodge Corporation for the years 1998 and 1999 as well as Cyprus Amax for the years 1997 through 1999. No issues have been raised with respect to the current audit.

Discount Rate — Pensions and Other Postretirement Benefits

         Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate was 7.75 percent at December 31, 2000 and 1999, compared with 6.75 percent at December 31, 1998. (For a further discussion of pension and other postretirement benefits, see Notes 15 and 16 to the consolidated financial statements.)

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

                  Cash and Cash Equivalents

         Cash and cash equivalents at the end of 2000 were $250.0 million, compared with $234.2 million at the beginning of the year. Operating activities provided $511.2 million of cash during the year. Cash provided by operating activities together with proceeds from asset dispositions of $152.6 million were used to fund capital outlays ($397.2 million), investments in subsidiaries ($25.1 million), net payments on debt ($63.7 million) and dividend payments on common shares ($157.5 million).

($ in millions)
	2000	1999	1998

Cash provided by (used in):

Operating activities	$511.2	204.5	378.4

Investing activities:

Cyprus Amax acquisition	–	35.7	–

Capital expenditures and investments	(422.3)	(240.4)	(668.3)

Accuride divestiture	–	–	449.5

Proceeds from Kinross sale	–	233.3	–

Proceeds from Cyprus Australia Coal sale	150.0	–	–

Other investing activities	(1.9)	(22.6)	34.8

Financing activities	(221.2)	(198.0)	(130.6)

Net increase in cash and cash equivalents	$15.8	12.5	63.8

                  Working Capital

         During 2000, net working capital (excluding cash and cash equivalents and debt) decreased by $59.0 million. This net decrease resulted principally from:

•	a $46.8 million decrease in inventories primarily due to the planned reduction of molybdenum inventories throughout 2000 and a $7.4 million lower-of-cost-or-market adjustment to molybdenum inventories at December 31, 2000;

•	a $135.7 million decrease in other current assets and prepaid expenses primarily due to the sale in March 2000 of Cyprus Australia Coal Company (in which our investment was classified as a current asset at December 31, 1999, due to its planned sale); and

•	a decrease in accounts payable and other accrued expenses of $116.7 million, due to a reduction of the current portion of environmental reserves, accrued interest and smelting and refining accruals.

                  Investing Activities

         The $1,858 million purchase price for the 1999 acquisition of Cyprus Amax comprised $1,125 million for the issuance of 20.6 million shares of Phelps Dodge common stock, $10 million for the conversion of Cyprus Amax stock options, cash of $693 million and acquisition costs of $30 million (financial advisory, legal, accounting and printing costs). In addition, $1.6 billion of Cyprus Amax debt was assumed by the Company.

         Capital expenditures and investments in 1999 were $120.5 million for PD Mining and $149.5 million for PD Industries (including $76.1 million for the acquisition of an 85 percent interest in a Korean carbon black manufacturing business).

         Capital expenditures and investments were $311.6 million in 2000 for PD Mining and $90.6 million for PD Industries (including $19.0 million for the acquisition of the remaining 40 percent share of the company’s carbon black manufacturing facility in Hungary) and $20.1 million for other corporate-related activities.

         Capital expenditures and investments for 2001 are expected to be approximately $275 million for PD Mining, approximately $110 million for PD Industries and approximately $35 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

                  Financing Activities and Liquidity

         The Company’s total debt at December 31, 2000, was $2,687.7 million, compared with $2,755.0 million at year-end 1999. Debt decreases associated with principal payments primarily at our international mining projects were mostly offset by increases in the Company’s commercial paper program. The Company’s ratio of debt to total capitalization was 45.7 percent at December 31, 2000, compared with 45.0 percent at December 31, 1999.

         A new revolving credit agreement between the Company and several lenders became effective on May 10, 2000. The facility is to be used for general corporate purposes, primarily as a commercial paper backstop. The agreement permits borrowings of up to $1 billion from time to time until its scheduled maturity on May 10, 2005. The agreement allows for one-year extensions of the maturity date under certain conditions subject to the approval of lenders holding at least a majority of the commitments. In the event of such approval, total commitments under the agreement may total less than $1 billion depending upon the willingness of the approving and other lenders to assume the commitments of those lenders electing not to participate in the renewal. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate, based on the LIBOR or at fixed rates offered independently by the several lenders, for maturities of up to 360 days. This agreement provides for a facility fee (currently 17.5 basis points (0.175 percent)) ranging from 9 basis points to 35 basis points (depending on our public debt rating) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated capitalization. This agreement replaced an earlier $1 billion revolving credit agreement, which was amended and restated on June 25, 1997 and which was scheduled to mature on June 25, 2002. There were no borrowings under the new agreement at December 31, 2000, or the earlier agreement at December 31, 1999.

         On January 18, 2001, the Company’s universal shelf registration statement filed with the SEC in August 2000 became effective. Under the registration statement, up to $750 million of debt and equity securities may be sold from time to time in one or more offerings on terms and conditions to be determined in light of the circumstances. Authorized securities include common and preferred equity, senior debt and junior subordinated debt, share purchase contracts, share purchase units, and warrants. The registration statement also provides for the issuance of trust preferred securities guaranteed by the Company. This new shelf registration will replace the Company’s existing $500 million senior-debt-only shelf registration, which was filed in 1997. Under the 1997 shelf registration, $250 million in senior debt securities was issued in 1997. Upon effectiveness of the new shelf filing, the unused debt capacity of the 1997 shelf registration was eliminated by deregistration. The Company expects, at appropriate times and as circumstances warrant, to use proceeds from any new shelf offerings to reduce and/or restructure its existing debt portfolio and to better coordinate debt maturities with potential growth opportunities.

         We established a commercial paper program on August 15, 1997, under a private placement agency agreement with two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be supported by an undrawn line of credit; the revolving credit agreement described above provides such support. Borrowings under this commercial paper program were $467.9 million at December 31, 2000, and $349.4 million at December 31, 1999.

         Short-term borrowings, excluding borrowings under our Corporate commercial paper program, were $50.3 million, all by our international operations, at December 31, 2000, compared with $101.8 million at December 31, 1999. The decrease was primarily due to repayments of outstanding debt by our wholly owned subsidiaries, PD Venezuela, Columbian Chemicals Brazil, Canada and Philippines ($72.0) million, partially offset by acquired short-term debt of $18.9 million.

         The current portion of our long-term debt, scheduled for payment in 2001, is $206.5 million including $8.5 million for our international manufacturing operations, $97.7 million primarily for our international mining operations and $100.3 million for Corporate debt repayments.

         Dividend payments on our common shares increased from $124.3 million in 1999 to $157.5 million in 2000, reflecting the increased number of common shares outstanding due to our fourth quarter 1999 issuance of 20.6 million shares as part of the Cyprus Amax acquisition. The dividend was $2.00 per common share in 2000 and 1999.

         In 1999, in connection with the acquisition of Cyprus Amax, Cyprus Amax called for redeeming all 4,664,302 of its Series A Convertible Preferred shares. Prior to the redemption date, a total of 3,968,801 shares were redeemed for cash and the remainder was converted to Cyprus Amax common shares, which were subsequently exchanged for 0.5 million shares of Phelps Dodge common stock as part of the acquisition. The cash required for the redemption totaled $208.3 million including accumulated dividends.

         During 1998, we purchased a total of 731,500 shares at a total cost of $35.4 million under a 1997 share purchase authorization. There were no shares purchased during 1999 and 2000 with respect to this program. There were 78.7 million common shares outstanding on December 31, 2000. (We may make purchases in the open market as circumstances warrant, and may also consider purchasing shares in privately negotiated transactions.)

                  Environmental Matters

         Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company is also subject to potential liabilities arising under the CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment. In addition, the Company is subject to potential liabilities under the RCRA and analogous state laws that require responsible parties remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

         Phelps Dodge or its subsidiaries have been advised by EPA, the United States Forest Service and several state agencies that they may be liable under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the Forest Service or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions.

         Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates of such obligations can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $307.1 million and $336.1 million, respectively, were recorded as of December 31, 2000 and 1999. The long-term portion of these reserves is included in other liabilities and deferred credits on the consolidated balance sheet and amounted to

$244.9 million and $254.4 million at December 31, 2000 and 1999, respectively.

         The sites for which Phelps Dodge has received a notice of potential liability or an information request that are currently considered to be the most significant are the Pinal Creek site in Miami, Arizona, and the former American Zinc and Chemical site in Langeloth, Pennsylvania.

         At the Pinal Creek site, remediation is being performed by the Pinal Creek Group, which includes Phelps Dodge Miami Inc. and other companies that have been determined to have contributed through historic mining activities to the contaminated groundwater plume in the shallow alluvial aquifers of Pinal Creek. The remediation work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program. In addition, the remedial action is consistent with the National Contingency Plan prepared by EPA as required by CERCLA. Ongoing remediation efforts have resulted in continued improvement of the water quality in the area. In November 1997, the Pinal Creek Group joined with the State of Arizona in seeking approval of the District Court for the entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the groundwater matter. On August 13, 1998, the court approved the Decree that commits the Pinal Creek Group to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Phelps Dodge Miami Inc. has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve. Phelps Dodge Miami Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $129 million to $235 million, and, as no point within the range is more likely than any other, the lower end of the range has been reserved as required by generally accepted accounting principles.

         In June 1999, Cyprus Amax received an information request from the Pennsylvania Department of Environmental Protection regarding the former American Zinc and Chemical site in Langeloth, Pennsylvania. The site is currently being investigated by the state of Pennsylvania. Studies initiated to determine the nature and extent of remediation work that may be required on the property indicated a cost range for reasonably expected outcomes estimated to be from $18 million to $52 million. Phelps Dodge has reserved $20 million for the possible remediation work at the Langeloth site representing the most likely point within the range of estimates.

         At December 31, 2000, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek and Langeloth was estimated to be from $146 million to $226 million, of which $158 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to potential delays involved in the remediation process.

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

         Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2000, the cost range for reasonably possible outcomes for all such sites was estimated to be from $12 million to $45 million. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of many years.

         As of December 31, 1998, Phelps Dodge had an environmental reserve balance of $106.0 million for estimated future costs associated with environmental matters at shutdown operations or closed facilities within active operations. During 1999, net spending against that reserve totaled $20.0 million including $2.8 million at Cyprus Amax between October 16 and December 31. During the second quarter of 1999, Phelps Dodge recorded an additional $8.3 million provision for estimated future costs associated with environmental matters directly related to our restructuring plan announced on June 30, 1999. Additionally, we recorded a $28.2 million provision in the fourth quarter of 1999 for estimated future costs associated with environmental matters. The acquisition of Cyprus Amax increased our reserve by $213.6 million. As of December 31, 1999, the reserve balance was $336.1 million.

         During 2000, net spending against environmental reserves totaled $31.8 million and an additional $2.8 million was assigned to the value of environmental liabilities assumed with the acquisition of Cyprus Amax. As of December 31, 2000, the environmental reserve balance associated with environmental matters at shutdown operations or closed facilities within active operations was $307.1 million.

         Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. Colorado passed a mined land reclamation law in the early 1970’s establishing a Mined Land Reclamation Board that adopted regulations in 1977. Significant changes were made in 1993. Our Colorado mining operations have had approved mined land reclamation plans and financial assurance under these laws for several years. Arizona enacted its mined land reclamation law in 1994. Our Arizona mining operations submitted proposed reclamation plans and financial assurance following the adoption of implementing rules in 1997, and most of our Arizona operations have approved plans and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994 and approved “closeout” plans and financial assurance for our operations in that state are due by December 31, 2001. In connection with the development of closeout plans for its largest New Mexico facilities, the Company has conducted a number of technical studies. Those studies indicate that the Company will need to increase the total financial assurance it provides for reclamation of its New Mexico properties from approximately $100 million to approximately $200 million. Although the Company believes that its most recent estimates of reclamation costs at its New Mexico properties are based on a sound understanding of the applicable science and regulations, it is likely that in the public hearing and review process the State regulators may seek to impose a significantly larger financial assurance requirement. Actual reclamation costs may differ significantly from the required amount of financial assurance based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site compared to third-party contractor costs (under New Mexico law financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

         The federal Bureau of Land Management adopted amended regulations governing mined land reclamation for mining on federal lands in January 2001. New financial assurance requirements for existing operations take effect in June 2001, although the new reclamation requirements take effect only for new mining and certain modifications to existing mining activities. Mined land reclamation is an ongoing activity and we recognize estimated reclamation costs using a units-of-production basis calculation. These laws and regulations and the associated plan approval and permitting requirements will likely increase our regulatory obligations and compliance costs over time with respect to mine closure and reclamation.

                  Other Matters

         In 1995, legislation was introduced in both the U.S. House of Representatives and the U.S. Senate to amend the Mining Law of 1872. None of the bills was enacted into law. Also, mining law amendments were added to the 1996 budget reconciliation bill, which was vetoed by the President. Among other things, the amendments contained in the 1996 bill would have imposed a 5 percent net proceeds royalty on minerals extracted from federal lands, required payment of fair market value for patenting federal lands, and required that patented lands used for non-mining purposes revert to the federal government. Several of these same concepts likely will continue to be pursued legislatively in the future. The Secretary of the Interior also ordered the Bureau of Land Management (BLM) to form a task force to review BLMs hardrock mining surface management regulations and propose revisions to expand environmental and reclamation requirements, among other things. While the effect of such changes on our current operations and other currently owned mineral resources on private lands would be minimal, passage of mining law amendments or revisions to the hardrock mining surface management regulations could result in additional expenses in the development and operation of new mines on federal lands.

         FASB has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Appropriate accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was adopted by the Company on January 1, 2001 and did not materially impact our consolidated financial statements.

         In the 1999 first quarter, we adopted SOP 98-5, “Reporting on the Costs of Start-Up Activities.” The implementation resulted in a $3.5 million after-tax charge, or 6 cents per common share, representing the write off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” (as amended by SAB 101A and 101B) that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies and was adopted by the Company effective with the fourth quarter of 2000. There was not a material impact on our consolidated financial statements upon implementation.

         During 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” that provides guidance with respect to reporting shipping and handling costs within the financial statements. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods and should be classified as revenue. In addition, the EITF reached consensus that the classification of shipping and handling costs should be disclosed if significant and are not included in costs of sales. There was not a material impact on our consolidated financial statements upon implementation.

CAPITAL OUTLAYS

         Capital outlays in the following table exclude capitalized interest and the minority joint-venture interest portions of the expenditures at Morenci, Chino, El Abra and Candelaria.

($ in millions)
	2000	1999	1998

Phelps Dodge Mining Company:

United States	$272.0	95.9	188.3

Molybdenum	8.9	20.4	–

International	29.9	4.3	12.6

Other	0.8	0.8	0.4

	311.6	121.4	201.3

Phelps Dodge Industries:

Specialty chemicals	55.7	45.0	41.7

Wire and cable	16.9	28.4	70.1

	72.6	73.4	111.8

Corporate and other	13.0	6.1	5.0

	$397.2	200.9	318.1

INFLATION

         The principal impact of general inflation upon our financial results has been on unit production costs, especially supply costs, at our mining and industrial operations. It is important to note, however, that the selling price of our principal product, copper, does not necessarily parallel the rate of inflation or deflation.

DIVIDENDS AND MARKET PRICE RANGES

         The principal market for our common stock is the New York Stock Exchange. At March 6, 2001, there were 29,609 holders of record of our common shares. Throughout 1998, 1999 and 2000 the quarterly dividend rate was maintained at 50 cents on each common share. On February 7, 2001, the Board of Directors declared a dividend of 50 cents per share for the 2001 first quarter, payable on March 9, 2001, to common shareholders of record at the close of business on February 16, 2001. Additional information required for this item is provided in the Quarterly Financial Data table.

QUARTERLY FINANCIAL DATA

($ in millions except per common share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000

Sales and other operating revenues	$1,119.7	1,112.9	1,193.4	1,099.1

Operating income	79.8	5.2	101.3	50.7

Net income (loss)	19.4	(37.8)	39.3	8.1

Net income (loss) per common share — basic	0.25	(0.48)	0.50	0.10

Net income (loss) per common share — diluted	0.25	(0.48)	0.50	0.10

Stock prices *

High	73.00	53.00	46.75	57.00

Low	44.25	36.06	36.50	40.00

Close	47.38	37.19	41.75	55.81

1999

Sales and other operating revenues	$663.1	691.1	742.7	1,017.5

Operating income (loss)	27.6	(54.8)	51.5	(339.9)

Income (loss) before cumulative effect of accounting change	0.5	(57.5)	15.4	(212.7)

Net income (loss)	(3.0)	(57.5)	15.4	(212.7)

Net income (loss) per common share — basic	(0.05)	(0.99)	0.27	(2.91)

Net income (loss) per common share — diluted	(0.05)	(0.99)	0.27	(2.91)

Stock prices *

High	61.31	70.63	66.94	67.31

Low	41.88	48.88	54.00	50.56

Close	49.25	61.94	55.06	67.31

*	As reported in the Wall Street Journal.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet at December 31, 2000 and 1999, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for each of the three years in the period ended December 31, 2000, and notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated January 24, 2001, appear on pages 55 to 86 of this report. The financial statement schedule which appears on page 91 should be read in conjunction with these financial statements. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 2000. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the consolidated financial statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

ADDITIONAL FINANCIAL DATA

         Financial statement schedule for the years ended December 31, 2000, 1999 and 1998.

II — Valuation and qualifying accounts and reserves on page 91.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Phelps Dodge Corporation

         Our audits of the consolidated financial statements referred to in our report dated January 24, 2001, appearing in this Annual Report on Form 10-K of Phelps Dodge Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Phoenix, Arizona

January 24, 2001

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

         Management maintains a system of internal controls to provide reasonable assurance that assets are safe guarded and that transactions are properly recorded and executed in accordance with management’s authorization. The system includes formal policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. The system also includes the careful selection and training of qualified personnel, an organization that provides a segregation of responsibilities and a program of internal audits that independently evaluates the effectiveness of internal controls and recommends possible improvements.

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

         PricewaterhouseCoopers LLP, our independent accountants, have audited the annual financial statements in accordance with auditing standards generally accepted in the United States. The independent accountants’ report expresses an informed judgment as to the fair presentation of our reported operating results, financial position and cash flows. This judgment is based on the results of auditing procedures performed and such other tests that they deemed necessary, including consideration of our internal control structure.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of common shareholders’ equity present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for start-up costs effective January 1, 1999.

PricewaterhouseCoopers LLP

Phoenix, Arizona

January 24, 2001

STATEMENT OF CONSOLIDATED OPERATIONS

(in millions except per share data)

	For the years ended December 31,

	2000	1999	1998

Sales and other operating revenues	$4,525.1	3,114.4	3,063.4

Operating costs and expenses

Cost of products sold	3,580.2	2,477.8	2,381.3

Depreciation, depletion and amortization	464.2	329.1	293.3

Selling and general administrative expense	135.1	115.5	102.0

Exploration and research expense	56.8	52.2	55.0

Non-recurring charges and provisions	51.8	455.4	(190.9)

	4,288.1	3,430.0	2,640.7

Operating income (loss)	237.0	(315.6)	422.7

Interest expense	(217.8)	(120.4)	(96.4)

Capitalized interest	4.5	0.2	1.9

Miscellaneous income and expense, net	30.0	9.1	8.8

Income (loss) before taxes, minority interests and equity in net earnings (losses)of affiliated companies and cumulative effect of accounting change	53.7	(426.7)	337.0

Provision for taxes on income	(19.2)	165.2	(134.0)

Minority interests in consolidated subsidiaries	(7.0)	2.1	(7.9)

Equity in net earnings (losses) of affiliated companies	1.5	5.1	(4.2)

Income (loss) before cumulative effect of accounting change	29.0	(254.3)	190.9

Cumulative effect of accounting change	–	(3.5)	–

Net income (loss)	$29.0	(257.8)	190.9

Average number of shares outstanding — basic	78.4	61.6	58.2

Basic earnings (loss) per share before cumulative effect of accounting change	$0.37	(4.13)	3.28

Cumulative effect of accounting change	–	(0.06)	–

Basic earnings (loss) per share	$0.37	(4.19)	3.28

Average number of shares outstanding — diluted	78.8	61.6	58.5

Diluted earnings (loss) per share before cumulative effect of accounting change	$0.37	(4.13)	3.26

Cumulative effect of accounting change	–	(0.06)	–

Diluted earnings (loss) per share	$0.37	(4.19)	3.26

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

(in millions except per share values)

	December 31,	December 31,
	2000	1999

Assets

Current assets:

Cash and cash equivalents	$250.0	234.2

Accounts receivable, less allowance for doubtful accounts (2000 — $17.6; 1999 — $17.5)	528.7	541.5

Inventories	451.5	498.3

Supplies	151.2	149.0

Other current assets and prepaid expenses	36.7	172.4

Deferred income taxes	89.5	98.0

Current assets	1,507.6	1,693.4

Investments and long-term accounts receivable	110.1	136.1

Property, plant and equipment, net	5,894.6	6,037.7

Deferred income taxes	45.1	16.9

Other assets and deferred charges	273.4	344.9

	$7,830.8	8,229.0

Liabilities

Current liabilities:

Short-term debt	$518.2	451.2

Current portion of long-term debt	206.5	131.3

Accounts payable and accrued expenses	669.8	786.5

Income taxes	23.4	49.3

Current liabilities	1,417.9	1,418.3

Long-term debt	1,963.0	2,172.5

Deferred income taxes	439.0	385.7

Other liabilities and deferred credits	814.2	879.4

	4,634.1	4,855.9

Commitments and contingencies (see Notes 6, 17 and 18)

Minority interests in consolidated subsidiaries	91.7	96.3

Common shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 78.7 outstanding (1999 — 78.7) after deducting 17.1 shares (17.1) held in treasury	491.9	491.6

Capital in excess of par value	1,017.7	1,016.4

Retained earnings	1,831.7	1,959.8

Accumulated other comprehensive income (loss)	(226.4)	(180.3)

Other	(9.9)	(10.7)

	3,105.0	3,276.8

	$7,830.8	8,229.0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	For the years ended
	December 31,

	2000	1999	1998

Operating activities

Net income (loss)	$29.0	(257.8)	190.9

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	464.2	329.1	293.3

Deferred income taxes	12.8	(191.7)	43.9

Equity earnings (losses) net of dividends received	0.9	(4.4)	5.8

Changes in current assets and liabilities:

Accounts receivable	9.7	(144.5)	53.3

Inventories	39.3	31.2	6.4

Supplies	(5.3)	1.7	2.5

Prepaid expenses	2.3	9.8	(9.4)

Deferred income taxes	(0.3)	(5.3)	8.3

Interest payable	(16.3)	2.2	2.2

Other accounts payable	(12.4)	(2.2)	(42.1)

Accrued income taxes	(24.9)	7.2	13.8

Other accrued expenses	(68.8)	(27.4)	(23.6)

Non-recurring charges and provisions	54.3	471.9	(171.7)

Other adjustments, net	26.7	(15.3)	4.8

Net cash provided by operating activities	511.2	204.5	378.4

Investing activities

Capital outlays	(397.2)	(200.9)	(318.1)

Capitalized interest	(4.5)	(0.2)	(1.9)

Investment in subsidiaries, net of cash received	(25.1)	(39.5)	(350.2)

Proceeds from asset dispositions and other	152.6	246.6	486.2

Net cash provided by (used in) investing activities	(274.2)	6.0	(184.0)

Financing activities

Proceeds from issuance of debt	114.6	348.8	108.0

Payment of debt	(178.3)	(209.1)	(85.6)

Common dividends	(157.5)	(124.3)	(117.3)

Purchase of common shares	–	–	(35.4)

Other, net	–	(213.4)	(0.3)

Net cash used in financing activities	(221.2)	(198.0)	(130.6)

Increase in cash and cash equivalents	15.8	12.5	63.8

Cash and cash equivalents at beginning of year	234.2	221.7	157.9

Cash and cash equivalents at end of year	$250.0	234.2	221.7

Supplemental schedule of noncash investing and financing activities:
In 1999, as partial consideration for the acquisition of Cyprus Amax, the Company issued 20.6 million common shares valued at $1,125 million. (See Note 2.)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Capital in		Accumulated
			Excess of		Other		Common
	Number	At Par	Par	Retained	Comprehensive		Shareholders’
	of Shares	Value	Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 1997	58.6	$366.5	$–	$2,301.0	$(146.9)	$(10.2)	$2,510.4

Stock options exercised	–	0.3		1.9			2.2

Tax benefit from stock options				0.3			0.3

Common shares purchased	(0.7)	(4.6)		(30.8)			(35.4)

Restricted shares issued, net	–	(0.1)		(1.0)		2.6	1.5

Other investment adjustments			1.8				1.8

Dividends on common shares				(117.3)			(117.3)
Comprehensive income

Net income				190.9			190.9

Other comprehensive income, net of tax

Reclassification adjustment*					37.7		37.7

Translation adjustment					(1.7)		(1.7)

Translation, net of reclass adjustments					36.0		36.0

Additional pension liability					(3.0)		(3.0)

Other comprehensive income					33.0		33.0

Comprehensive income							223.9

Balance at December 31, 1998	57.9	362.1	1.8	2,345.0	(113.9)	(7.6)	2,587.4

Stock options exercised	0.1	0.4	2.4	–			2.8

Tax benefit from stock options				0.4			0.4

Restricted shares issued, net	0.1	0.6	4.6	–		(3.1)	2.1

Other investment adjustments			1.0				1.0

Dividends on common shares				(127.8)			(127.8)

Cyprus Amax acquisition	20.6	128.5	1,006.6	-			1,135.1

Comprehensive income

Net loss				(257.8)			(257.8)

Other comprehensive income (loss), net of tax

Reclassification adjustment**					11.8		11.8

Translation adjustment					(81.0)		(81.0)

Translation, net of reclass adjustments					(69.2)		(69.2)

Unrealized losses on securities					(0.2)		(0.2)

Additional pension liability					3.0		3.0

Other comprehensive loss					(66.4)		(66.4)

Comprehensive loss							(324.2)

Balance at December 31, 1999	78.7	491.6	1,016.4	1,959.8	(180.3)	(10.7)	3,276.8

Stock options exercised	–	0.2	1.4	–			1.6

Tax benefit from stock options				0.4			0.4

Restricted shares issued, net	–	0.1	0.5	–		0.8	1.4

Other investment adjustments			(0.6)				(0.6)

Dividends on common shares				(157.5)			(157.5)

Comprehensive income			.

Net income				29.0			29.0

Other comprehensive income (loss), net of tax

Translation adjustment					(45.9)		(45.9)

Unrealized gains on securities					0.8		0.8

Additional pension liability					(1.0)		(1.0)

Other comprehensive loss					(46.1)		(46.1)

Comprehensive loss							(17.1)

Balance at December 31, 2000	78.7	$491.9	$1,017.7	$1,831.7	$(226.4)	$(9.9)	$3,105.0

Disclosure of reclassification amount:

*	The 1998 reclassification adjustment resulted from the sale of Black Mountain.

**	The 1999 reclassification adjustment represents the write-off of cumulative translation adjustments as a result of the sale of PD Mining Ltd.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables stated in millions except as noted)

1.  Summary of Significant Accounting Policies

                  Basis of Consolidation

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

                  Management’s Estimates and Assumptions

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

                  Foreign Currency Translation

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

                  Statement of Cash Flows

         For the purpose of preparing the Consolidated Statement of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  Inventories and Supplies

         Inventories and supplies are stated at the lower of cost or market. Cost for metal inventories is determined by the last-in, first-out method (LIFO), and cost for substantially all other inventories is determined by the first-in, first-out method (FIFO) or a moving average method. Cost for substantially all supplies is determined by a moving average method.

                  Property, Plant and Equipment

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

                  Environmental Expenditures

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

                  Mine Closure Costs

         Reclamation is an ongoing activity and we recognize estimated reclamation costs on a units of production basis.

                  Goodwill

         Included in “Other assets and deferred charges” are costs in excess of the net assets of businesses acquired. These amounts are amortized on a straight-line basis over periods of 15 to 30 years.

                  Impairments

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

                  Revenue Recognition

         Revenue is recorded when title passes to the customer. The passing of title is based on terms of the contract which is generally upon shipment. Copper revenue is recognized based on the monthly average of prevailing commodity prices according to the terms of the contracts.

         Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod at the COMEX average price in the month of delivery and copper concentrate at the LME average price in the month of settlement with our customers. We initially record certain copper sales at a provisional price at the time of sale, and adjust the pricing for all outstanding shipments to reflect spot prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with our customers pursuant to the terms of the contract.

                  Shipping and Handling Fees and Costs

         Amounts billed to customers for shipping and handling are classified as sales and other operating revenues. Amounts incurred for shipping and handling are included in costs of products sold, except for Columbian Chemicals amounts which are netted against related revenues. These amounts are considered immaterial for reclassification.

                  Hedging Programs

         We do not purchase, hold or sell derivative financial contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur that will result in exposing us to market risk. Derivative financial instruments are used to manage well-defined commodity price, foreign exchange and interest rate risks from our primary business activities. For a discussion on why we use derivative financial contracts, our year-end derivative position and related financial results, please refer to Note 19.

         Commodity futures contracts — We recognize gains and losses on commodity futures contracts in income when the underlying customer sale is recognized. We also recognize gains and losses whenever a previous customer contract is no longer expected to occur.

         Copper and energy option contracts — We initially record net premiums paid on copper and energy option contracts as prepaid assets and then amortize the premium on a straight-line basis over the hedge protection period. We recognize hedging gains and losses in income at the maturity of the option contract. We record any premiums received on the sale of option contracts as accrued expenses until the maturity of the option contract when the premium received is recorded as income.

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

                  Stock Compensation

         In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option plans. Note 14 to the consolidated financial statements contains a summary of the pro forma effects on reported net income (loss) and earnings (losses) per share for 2000, 1999 and 1998 as if we had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

         Effective July 1, 2000, we adopted the provisions of FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25.” The adoption of this pronouncement did not have a significant impact on our financial position or results of operations.

                  Income Taxes

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

                  Pension Plans

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

Postretirement Benefits Other Than Pensions

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

                  Postemployment Benefits

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

                  Earnings Per Share

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	2000	1999	1998

Basic Earnings (Loss) Per Share Computation

Numerator:

Net income (loss)	$29.0	(257.8)	190.9

Denominator:

Average common shares outstanding	78.4	61.6	58.2

Basic earnings (loss) per share	$0.37	(4.19)	3.28

Diluted Earnings Per Share Computation

Numerator:

Net income (loss)	$29.0	(257.8)	190.9

Denominator:

Average common shares outstanding	78.4	61.6	58.2

Average employee stock options	0.1	—	0.1

Average restricted stock issued to employees	0.3	—	0.2

Total average common shares outstanding	78.8	61.6	58.5

Diluted earnings (loss) per share	$0.37	(4.19)	3.26

Stock options excluded from the computation of diluted earnings per share because option prices exceeded fair market value were as follows:

	2000	1999	1998

Outstanding options	4.4	3.1	2.6

Option price	$56.34	65.88	58.84

                  New Accounting Standards

         In 1999, we adopted SOP 98-5, “Reporting on the Costs of Start-Up Activities.” The implementation resulted in a $3.5 million after-tax charge, or 6 cents per common share, representing the write off of previously unamortized start-up costs at our Candelaria mining operation in Chile and our magnet wire operation in Monterrey, Mexico.

         FASB has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Appropriate accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was adopted by the Company on January 1, 2001, and did not materially impact our consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” (as amended by SAB 101A and 101B) that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies and was adopted by the Company effective with the fourth quarter of 2000. There was not a material impact on our consolidated financial statements upon implementation.

                  Reclassification

         For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Acquisitions and Divestitures

                  Columbian Hungary Acquisition

         In the second quarter of 2000, we acquired the remaining 40 percent share in the carbon black manufacturing business of Columbian Tiszai Carbon Ltd. in Hungary for $19.0 million, bringing our total interest to 100 percent.

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

         The total purchase price for Cyprus Amax was $1,858 million including $1,125 million for the issuance of 20.6 million shares of Phelps Dodge common stock, $10 million for the conversion of Cyprus Amax stock options, cash of $693 million and acquisition costs of $30 million (financial, advisory, legal, accounting and printing costs). In addition, certain acquisition-related stock compensation and the resulting tax obligations of Cyprus Amax of $29 million were recorded in purchase accounting and paid by Phelps Dodge.

         In connection with the acquisition of Cyprus Amax, Cyprus Amax called for redeeming all 4,664,302 of its Series A Convertible Preferred shares. Prior to the redemption date, a total of 3,968,801 shares were redeemed for cash, and the remainder converted to Cyprus Amax common shares, which were subsequently exchanged for 0.5 million shares of Phelps Dodge common stock as part of the acquisition. The cash required for the redemption totaled $208.3 million, including accumulated dividends.

         Allocation of the purchase price has been based on an estimate of the fair value for the assets acquired and liabilities assumed at October 16, 1999. Assets acquired were $4.6 billion, including cash of $785 million. Liabilities assumed totaled $2.8 billion including debt of $1.6 billion which was reduced by $15.2 million to reflect the fair value of the obligations at the acquisition date. Liabilities recorded at acquisition included costs of $22 million associated with merging Cyprus Amax’s operations into the Company’s operations, such as lease and other contract cancellation costs and employee termination costs, primarily for duplicate administrative and management functions. Costs for these liabilities incurred in connection with the integration plan were substantially paid out by the end of 2000.

         On March 30, 2000, we sold Cyprus Australia Coal Company, a wholly owned subsidiary, to Glencore Coal Australia Pty. Ltd., a subsidiary of Switzerland-based Glencore International AG, for approximately $150 million in cash with no gain or loss being realized. We acquired Cyprus Australia Coal Company as part of our acquisition of Cyprus Amax Minerals Company on October 16, 1999. Cyprus Australia Coal Company owned 48 percent of Oakbridge Pty. Ltd. and 50 percent of the Springvale Mine in Australia.

         The unaudited pro forma information set forth below is presented to show the estimated effect of the acquisition on the consolidated operations of Phelps Dodge had it been consummated at the beginning of each period, after giving effect to certain adjustments, including additional depreciation and amortization of assets acquired. The pro forma financial information gives effect to Cyprus Amax’s disposition of its coal (1999) and lithium (1998) segments. Accordingly, the operating results and resulting gain (loss) of these segment’s have been excluded from income (loss) from continuing operations and included in net income (loss).

Pro Forma

	Year ended
	December 31,

	(Unaudited)
	1999	1998

Revenue	$4,018	4,661

Income (loss) from continuing operations	$(419)	11

Net income (loss)	$(449)	207
Earnings (loss) per share

Income (loss) from continuing operations	$(5.32)	0.14

Net income (loss)	$(5.71)	2.63

         The unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations of Phelps Dodge would have been had the acquisition of Cyprus Amax occurred on the dates presented, nor is it necessarily indicative of future consolidated operating results. The pro forma adjustments do not include operating efficiencies and cost savings.

                  KKPC Acquisition

         In January 1999, we acquired an 85 percent interest in the Korean carbon black manufacturing business of Korea Kumho Petrochemical Co., Ltd., for $76.1 million. Our Columbian Chemicals Company subsidiary manages and operates the business, including the 110,000 metric-ton-per-year manufacturing plant located in Yosu, South Korea.

                  Copebras Acquisition

         In October 1998, we acquired the Brazilian carbon black manufacturing business of Copebras S.A., a subsidiary of Minorco, for $220.0 million. This manufacturing facility has an annual production capacity of 170,000 metric tons of carbon black.

                  Cobre Acquisition

         On February 3, 1998, we acquired the stock of Cobre Mining Company Inc. (Cobre) for $108.7 million including acquisition costs. The acquisition was at a price of $3.85 per common share for Cobre’s 27 million common shares, including shares issuable upon the exercise of outstanding warrants and options. The primary assets of Cobre include the Continental Mine, which comprises an open-pit copper mine, two underground copper mines, two mills, and the surrounding land, including mineral rights, located in southwestern New Mexico adjacent to the Company’s Chino Mines Company (Chino) operations. On October 21, 1998, we indefinitely suspended underground mining at Cobre due to low copper prices. On March 17, 1999, the remaining operations were suspended. Cobre remains on care-and-maintenance status.

3.  Restructuring Charges and Non-Recurring Items

                  2000 Restructuring Charges

         In the first quarter of 2000, non-recurring pre-tax charges of $2.1 million ($1.3 million, or 1 cent per share, after taxes) were recognized by PD Industries in conjunction with the June 30, 1999, restructuring plan (for details see below under the heading “1999 Restructuring Charges”).

         On June 27, 2000, we announced a plan to reduce operating costs and restructure operations at our mining and wire and cable segments. This plan comprised the following actions:

(i) Higher-cost production was curtailed at the Miami copper mine in Arizona and production was reduced at the Henderson molybdenum mine in Colorado resulting in a total workforce reduction of 175 full-time employees beginning in the second quarter of 2000 (substantially completed by year end). These actions resulted in a pre-tax charge of $5.2 million.

(ii) Production ceased at two wire and cable plants in Venezuela in the second quarter of 2000 due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a total non-recurring, pre-tax charge of $25.7 million, consisting of an impairment in the carrying value of property, plant and equipment and other assets of $19.2 million, plant dismantling costs of $2.6 million, employee severance of $2.2 million and impairment of goodwill of $1.7 million. In addition, working capital writedowns of $4.2 million were recorded to cost of products sold as a result of the decision to close the plants.

(iii) The closure of a telephone cable operation in El Salvador in the fourth quarter of 2000 was due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a non-recurring, pre-tax charge of $4.6 million, including $4.0 million relating to the impairment of the carrying value of property, plant and equipment and $0.6 million associated with various other costs. In addition, working capital writedowns of $2.2 million were recorded to cost of products sold as a result of the decision to close the plant.

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

(v) A charge of $7.2 million to miscellaneous income and expense was recognized to reflect the impairment of our 40 percent equity interest in a wire and cable operation in the Philippines. The impairment was based upon an analysis of future cash flows of the operation, continuing economic uncertainty in the Philippines and the erosion of our strategic and operating influence. These factors indicate that there is little likelihood of recovery of our investment and management is evaluating available alternatives.

         In total, these actions resulted in second quarter non-recurring, pre-tax charges of $41.3 million ($36.9 million, or 47 cents per share, after taxes), a $6.4 million charge to cost of products sold representing the working capital component of the above actions ($6.4 million, or 8 cents per share, after taxes), and a $7.2 million charge to miscellaneous income and expense ($7.2 million, or 9 cents per share, after taxes). The following table presents a roll-forward of the liabilities incurred in connection with the June 2000 Restructuring Plan, which were all reflected as current liabilities in our consolidated balance sheet:

	Beginning
	Accrual	Additions	Payments	12/31/00

PD Mining:

Employee severance	$5.2	–	(3.6)	1.6

Equipment relocation (A)	–	0.7	(0.7)	–

PD Mining	5.2	0.7	(4.3)	1.6

PD Industries:
Wire and Cable

Employee severance	2.2	–	(2.2)	–

Plant removal and dismantling (A)	2.8	0.9	(0.7)	3.0

PD Industries	5.0	0.9	(2.9)	3.0

Total	$10.2	1.6	(7.2)	4.6

(A)	Relocation costs are charged to expense as incurred.

         In addition to the above items, during the 2000 second quarter we recognized certain ongoing costs of $2.9 million ($1.9 million, 2 cents per share, after taxes and minority interests) relating to the June 30, 1999, restructuring plan.

         In the third quarter of 2000, non-recurring, pre-tax charges of $2.6 million ($1.7 million, or 2 cents per share, after taxes) were recognized by PD Industries in conjunction with the June 27, 2000 restructuring plan. In addition, a non-recurring, pre-tax charge of $0.7 million ($0.4 million, or 1 cent per share, after taxes) was recognized by PD Mining in the third quarter of 2000 in relation to the curtailment of copper production at the Miami mine.

         In the fourth quarter of 2000, PD Industries recognized non-recurring, pre-tax charges of $2.2 million ($1.3 million, or 2 cents per share, after taxes) and a positive working capital adjustment of $0.8 million ($0.8 million, or 1 cent per share, after taxes) in connection with previously announced restructuring plans.

                  2000 Other Non-Recurring Items

         In addition to the above items, we received in the 2000 second quarter a tax refund of $6.5 million and related interest income of $5.8 million ($3.6 million, or 4 cents per share, after taxes) resulting from the settlement of the Company’s 1990 and 1991 income tax audits. In the fourth quarter of 2000 we recognized $4.5 million ($3.0 million, or 4 cents per share, after taxes) of miscellaneous income relating to the settlement of a business interruption insurance claim by a former Cyprus Amax coal property.

                  1999 Asset Impairments and Provisions

         During the 1999 fourth quarter, we recorded non-recurring, pre-tax charges for asset impairments of $320.4 million at PD Mining and $21.7 million at PD Industries. The PD Mining impairments included the writedown of the Hidalgo smelter in New Mexico ($201.5 million) and the Metcalf concentrator at the Morenci operations in Arizona ($88.0 million). As a result of the successful acquisition of Cyprus Amax and the conversion of Morenci to a mine-for-leach operation, the Hidalgo smelter is expected to be reconfigured to allow it to continue to be a reliable source of acid. The amount of the impairment of the Hidalgo smelter was determined through an assessment of the projected cash flows of the existing smelting facilities and the related infrastructure as an acid generating facility supplying low-cost acid to the Company’s domestic heap leach operations. We believe that the assessment of projected cash flows represents the best measure of fair value for the facility in its proposed future use. This projection indicated that the sum of the expected future cash flows from the reconfigured facility was less than the carrying value. Management also determined that the Metcalf concentrator, which was on standby, would thereafter be permanently closed and the Morenci concentrator, which will be required through the mine-for-leach start-up, subsequently will be maintained on standby to provide alternative processing capability.

         The acquisition of Cyprus Amax necessitated a review of the combined Company’s resources, particularly those in the southwestern United States where the acquisition added 2.1 billion tons of proven and probable copper ore reserves to the existing 4.8 billion tons. This review of the combined Company’s mineral resources included an assessment of the capital requirements to develop individual resources, the investment returns associated with the exploitation of individual resources and the optimal utiliza-

tion of smelting and refining facilities. The resulting analysis indicated that the mineral resources at Tyrone and Copper Basin had been marginalized by the acquisition of the Cyprus Amax mineral resources. Management’s assessment of the combined mineral resources in the southwestern United States indicated that it would be unlikely that the Tyrone and Copper Basin mine projects would ever be exploited given the low investment returns available at these projects relative to the other mineral resources controlled by the Company. As a result of this decision, management considered the Tyrone and Copper Basin mine development projects to be impaired and recorded impairment charges of $11.9 million and $6.8 million, respectively. Concurrent with the acquisition of Cyprus Amax in the fourth quarter of 1999, the Company’s review of its combined assets and strategic focus resulted in an in-depth review of all significant assets and the related business plans. In conjunction with this review, senior management decided that the development of real estate venues on Company owned land was not considered to be a core business. A cash flow analysis of this course of action determined that the future cash flows from the remediation and sale of the Verde Valley project would not be sufficient to recover the costs capitalized to date and those projected to be incurred in the future. Future development cost requirements closely approximate the estimated net realized value of the project. Accordingly, in the fourth quarter of 1999 the entire carrying value of $12.2 million was considered to be impaired. The PD Industries’ impairment charge comprised $6.7 million for the write off of an equity investment in China (charged to non-operating expense) and $15.0 million for the impairment of value of the wire and cable segment’s telecommunications assets ($3.1 million of which was charged to non-operating expense). The minority interest add-back against the impairment of value of the telecommunications assets totaled $1.5 million.

         During the 1999 fourth quarter, the Company also recognized a non-recurring, pre-tax charge of $28.2 million for estimated future costs associated with environmental matters applicable to PD Mining. See Note 18 to the consolidated financial statements for further discussion of environmental matters.

                  1999 Restructuring Charges

         On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by (i) curtailing higher cost copper production by temporarily closing our Hidalgo smelter in New Mexico and the Metcalf concentrator, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at Columbian Chemicals Company’s carbon black plant in the Philippines. These actions resulted in a total non-recurring, pre-tax charge of $84.7 million ($58.7 million, or $1.01 per share, after taxes and minority interests) in the 1999 second quarter, a pre-tax charge of $1.1 million ($0.7 million, or 1 cent per share, after taxes) in the 1999 third quarter and a pre-tax charge of $10.9 million ($6.3 million, or 9 cents per share, after taxes and minority interests) in the 1999 fourth quarter. Total 1999 non-recurring charges for the June 30, 1999, restructuring plan were $96.7 million ($65.7 million, or $1.07 per share, after taxes and minority interests).

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

         Our specialty chemicals segment had non-recurring, pre-tax charges of $19.9 million in the 1999 second quarter from the June 30, 1999, restructuring plan. Included in that amount were costs associated with asset and investment write-offs ($14.9 million), environmental and disposal and dismantling ($3.0 million), and employee severance ($2.0 million). That non-recurring charge was decreased by $2.2 million in the 1999 fourth quarter to $17.7 million, primarily due to a reassessment of expected obligations. Approximately 80 positions have been or are in the process of being eliminated as part of the plan.

         Our wire and cable segment had non-recurring, pre-tax charges of $42.2 million in 1999 from the June 30, 1999, restructuring plan. Included in the 1999 restructuring plan charges were fixed and other asset write-offs ($23.8 million), lease payments ($1.7 million), employee severance and relocation ($6.4 million), equipment disposal, dismantling and relocation ($4.6 million), pension and postretirement obligations ($3.8 million) and the write off of an equity basis investment ($1.9 million). Nearly 200 full-time, permanent positions have been eliminated as part of the plan.

         The following schedule table presents a roll-forward from December 31, 1999 of the liabilities incurred in connection with the June 30, 1999 restructuring plan, which were all reflected as current liabilities in our consolidated balance sheet.

	12/31/99	Additions	(Payments)	12/31/00

PD Mining:

Employee severance	$1.4	–	(1.0)	0.4

Mothballing/take or pay contracts	3.5	–	(1.0)	2.5

Environmental clean-up	5.9	–	(5.9)	–

PD Mining	10.8	–	(7.9)	2.9

PD Industries:

Wire and Cable

Employee severance and relocation (A)	3.2	–	(2.8)	0.4

Take or pay contracts	2.0	1.1	(1.1)	2.0

Plant removal and dismantling (A)	1.0	9.4	(9.6)	0.8

	6.2	10.5	(13.5)	3.2

Specialty Chemicals

Employee severance	0.3	–	(0.3)	–

Disposal & dismantling	1.8	–	(0.5)	1.3

Environmental	0.8	–	(0.1)	0.7

	2.9	–	(0.9)	2.0

PD Industries	9.1	10.5	(14.4)	5.2

Total	$19.9	10.5	(22.3)	8.1

(A)	Relocation costs are charged to expense as incurred.

                  Sale of Accuride

         Effective January 1, 1998, we sold a 90 percent interest in our wheel and rim manufacturing business, Accuride Corporation and related subsidiaries (Accuride), to an affiliate of Kohlberg Kravis Roberts and Co. (KKR) and the existing management of Accuride. That sale resulted in a pre-tax gain of $186.1 million ($122.8 million, or $2.10 per common share, after taxes). The remaining 10 percent interest in Accuride was sold to RSTW Partners III, L.P., on September 30, 1998, resulting in a pre-tax gain of $12.6 million ($8.3 million, or 14 cents per common share, after taxes). Under the terms of the sales agreements, we received total proceeds of $465.9 million from the two transactions, less $16.4 million in working capital adjustments and transaction costs.

                  Sale of Black Mountain

         Effective October 1, 1998, we sold our 44.6 percent interest in Black Mountain Mineral Development Company to Amcoal Colliery and Industrial Operations Limited, a public company incorporated in South Africa. The sale resulted in a pre-tax loss of $27.0 million ($26.4 million, or 45 cents per common share, after taxes) including the write off of cumulative translation adjustments. Under the terms of the sales agreement, we received total proceeds of $18.5 million from the transaction.

                  1998 Charges

         During 1998, we recorded non-recurring, pre-tax charges of $5.5 million at PD Mining for costs associated with indefinite closures and curtailments of certain mining operations and $2.3 million at the wire and cable segment for an early retirement program. These charges reduced net income by $5.6 million, or 10 cents per common share, after taxes.

4.	Investments and Long-Term Receivables

         Investments and long-term receivables were as follows:

	2000	1999

Equity basis:

International wire and cable manufacturers	$4.8	10.8

SIMSA 26.67% (Peruvian zinc mining company)	11.3	14.0

Port Carteret (50%)	21.7	16.2

Other	7.7	13.0

Cost basis and notes receivable:

Southern Peru Copper Corporation (14.0%)	13.2	13.2

RAG American Coal Company	2.5	18.7

Other	48.9	50.2

	$110.1	136.1

         Equity earnings (losses) were as follows (in millions): 2000 — $1.5; 1999 — $5.1; 1998 — ($4.2).

         Dividends from equity basis investments were received as follows (in millions): 2000 — $2.5; 1999 — $0.7; 1998 — $1.6.

         Our retained earnings include undistributed earnings of equity basis investments of (in millions): 2000 — $66.9; 1999 — $67.9; 1998 — $63.5.

         Condensed financial information for our equity basis investments as of December 31, for the years noted, was as follows:

	2000	1999	1998

Sales	$119.2	162.8	161.9

Net income (loss)	$(7.8)	1.1	(12.5)

	2000	1999	1998

Net current assets	$3.2	49.7	7.3

Fixed assets, net	90.5	152.2	101.2

Long term debt	(11.6)	(37.9)	(2.7)

Other assets and liabilities, net	21.8	(4.3)	(8.9)

Net assets	$103.9	159.7	96.9

5.	Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net for the years ended December 31 were as follows:

	2000	1999	1998

Interest income	$19.5	17.9	23.5

Wire and cable segment asset impairments *	(7.2)	(11.6)	–

Asarco merger termination (net of related expenses)	–	14.0	–

Loss on sale of Black Mountain	–	–	(27.0)

Dissolution of Sumitomo joint venture **	–	–	10.3

Southern Peru Copper Corporation dividend (14.0% minority interest)	3.8	1.7	5.7

Interest on IRS refund	5.8	–	–

Gain on sale of Australian iron ore royalties	4.7	–	–

Willow Creek insurance settlement	4.5	–	–

Foreign currency exchange loss	(1.5)	(13.0)	(5.7)

Other	0.4	0.1	2.0

	$30.0	9.1	8.8

*	Asset impairment of equity basis investment in PD Philippines ($7.2 million) during 2000, and Cobre Colada ($1.8 million), PD Philippines ($3.1 million) and PD Yantai ($6.7 million) during 1999.

**	Dissolution of joint ventures between Phelps Dodge and Sumitomo Electric Industries, Ltd., at five wire and cable manufacturing and support companies.

6.  Income Taxes

         We use the asset and liability approach for accounting and reporting income taxes. Changes in tax rates and laws are reflected in income from operations in the period such changes are enacted. Balance sheet classification of deferred income taxes is determined by the balance sheet classification of the related asset or liability.

         Geographic sources of income (loss) before taxes, minority interests and equity in net earnings (losses) of affiliated companies for the years ended December 31 were as follows:

	2000	1999	1998

United States	$42.4	(408.4)	344.2

Foreign	11.3	(18.3)	(7.2)

	$53.7	(426.7)	337.0

         The provision (benefit) for income taxes for the years ended December 31 were as follows:

	2000	1999	1998

Current:

Federal	$(12.8)	1.3	54.4

State	2.3	0.2	9.1

Foreign	16.9	23.8	26.6

	6.4	25.3	90.1

Deferred:

Federal	4.1	(187.3)	37.8

State	(1.0)	(8.0)	5.3

Foreign	9.7	3.6	0.8

	12.8	(191.7)	43.9

Deferred taxes on start up costs	–	1.2	–

	$19.2	(165.2)	134.0

         A reconciliation of the U.S. statutory tax rate to our effective tax rate was as follows:

	2000	1999	1998

Statutory tax rate	35.0%	(35.0)	35.0

Depletion	(48.4)	(1.4)	(2.5)

State and local income taxes	2.3	(1.8)	2.9

Effective international tax rate	9.0	0.8	5.3

Adjustments to prior years	(12.0)	(6.8)	–

Valuation allowance	42.8	4.6	2.4

Goodwill	2.2	0.3	0.3

Other items, net	4.9	0.3	(3.4)

Effective tax rate	35.8%	(39.0)	40.0

         We paid federal, state, local and foreign income taxes of approximately $75 million in 2000, compared with approximately $31 million in 1999 and $77 million in 1998.

         We received refunds of federal, state, local and foreign income taxes of approximately $78 million in 2000, compared with approximately $2 million in each of the years 1999 and 1998.

         At December 31, 2000, we had alternative minimum tax credits of approximately $289 million available for carryforward for U.S. federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax in any given year. The Company has Venezuelan investment tax credits, which may be utilized to offset future income taxes, of $4 million expiring from 2001 to 2003. The Company also has Venezuelan business assets tax credits of $2 million expiring from 2001 to 2003. The business assets tax is an alternative tax that is paid when it is greater than the income tax, but may be carried forward for three years and used as a credit against future income tax liabilities.

         The Company has alternative minimum tax foreign tax credit carryforwards for federal income tax purposes of approximately $24 million expiring from 2001 to 2004.

         The Company has U.S. net operating loss carryforwards for regular tax purposes of $662 million expiring from 2001 to 2020, Venezuelan net operating loss carryforwards of $102 million expiring from 2001 to 2003, and Chilean net operating loss carryforwards of $463 million that do not expire. The U.S. losses include $378 million of Cyprus Amax U.S. net operating loss carryforwards that are subject to annual limitations on their usage after the acquisition. The annual limitation on the utilization of these losses is approximately $98 million. The Company also has U.S. alternative minimum tax net operating loss carryforwards of approximately $343 million expiring from 2018 to 2020.

         The Company has $212 million of U.S. capital loss carryforwards that expire in 2004 and 2005. Capital loss carryforwards may only be used to offset net capital gains in the carryforward periods. These losses include $122 million of Cyprus Amax capital loss carryforwards that are subject to annual limitations on their usage after the acquisition.

         A valuation allowance of $280 million has been recorded against all of these benefits.

         We have reached agreement with the Internal Revenue Service for the Cyprus Amax tax years 1994 through 1996 and paid the final assessments applicable to those years. We have also reached agreement in principle with the Internal Revenue Service for the Phelps Dodge Corporation tax years 1995 through 1997, but we have not yet received an assessment for those years. Our management believes that it has made adequate provision so that final resolution of the issues involved, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations.

         The Internal Revenue Service has recently commenced its audit of Phelps Dodge Corporation for the years 1998 and 1999 as well as Cyprus Amax for the years 1997 through 1999. No issues have been raised with respect to the current audit.

         Deferred income tax assets (liabilities) comprised the following at December 31:

	2000	1999

Minimum tax credits	$288.6	235.8

Postretirement and postemployment benefits	114.5	113.1

Reserves	173.7	183.7

Mining costs	81.0	86.0

NOL carryovers	336.0	170.7

Capital loss carryovers	74.1	118.5

Other	22.6	22.6

Deferred tax assets	1,090.5	930.4

Valuation allowance	(280.2)	(165.3)

Net deferred tax assets	810.3	765.1

Exploration and mine development costs	(98.4)	(100.9)

Depreciation	(927.0)	(847.9)

Mining properties	(70.0)	(70.0)

Pensions	(19.3)	(17.1)

Deferred tax liabilities	(1,114.7)	(1,035.9)

	$(304.4)	(270.8)

         Income taxes have not been provided on our share ($632 million) of undistributed earnings of international manufacturing and mining interests abroad over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these foreign earnings would generate additional foreign tax withholdings and U.S. tax (before application of U.S. tax attributes), net of foreign tax credits, in the amounts of $83 million and $71 million, respectively.

7.  Inventories and Supplies

         Inventories at December 31 were as follows:

	2000	1999

Metals and other raw materials	$373.8	413.8

Work in process	10.6	15.2

Finished manufactured goods	64.4	66.6

Other	2.7	2.7

	$451.5	498.3

         Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $109 million and $82 million at December 31, 2000 and 1999, respectively.

         Supplies in the amount of $151.2 million and $149.0 million at December 31, 2000 and 1999, respectively, are stated net of a reserve for obsolescence of $7.6 million and $8.4 million, respectively.

8.  Property, Plant and Equipment

         Property, plant and equipment at December 31 comprised the following:

	2000	1999

Buildings, machinery and equipment	$6,629.5	6,343.8

Mining properties	1,613.7	1,660.9

Capitalized mine development	322.6	312.0

Land and water rights	361.1	377.8

	8,926.9	8,694.5

Less accumulated depreciation, depletion and amortization	3,032.3	2,656.8

	$5,894.6	6,037.7

9.  Other Assets and Deferred Charges

         Other assets and deferred charges at December 31 were as follows:

	2000	1999

Goodwill, less accumulated amortization (2000 — $37.1; 1999 — $30.6)	$154.6	171.6

Employee benefit plans	79.1	129.3

Debt issue costs	18.5	22.7

Other	21.2	21.3

	$273.4	344.9

10.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses at December 31 were as follows:

	2000	1999

Accounts payable	$265.9	296.6

Salaries, wages and other compensation	44.9	59.2

Employee benefit plans	41.6	45.0

Insurance reserves	14.9	19.3

Environmental reserves *	62.2	81.7

Smelting, refining and freight	35.7	61.0

Other accrued taxes	34.5	33.3

Closure reserves	30.9	42.7

Accrued utilities	23.0	15.3

Interest **	32.7	49.1

Returnable containers	8.0	4.6

Other	75.5	78.7

	$669.8	786.5

*	Short-term portion of these reserves. Please refer to Note 18, Contingencies, for further discussion.

**	Interest paid by the Company in 2000 was $200.6 million compared with $121.0 million in 1999.

11.  Other Liabilities and Deferred Credits

         Other liabilities and deferred credits at December 31 were as follows:

	2000	1999

Postretirement and postemployment benefit plans *	$323.6	306.9

Other employee benefit plans *	60.8	141.8

Environmental reserves **	244.9	254.4

Insurance reserves	16.9	20.0

Closure	104.1	118.9

Lease purchase obligation	–	18.7

Other	63.9	18.7

	$814.2	879.4

*	Please refer to Note 16, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Please refer to Note 18, Contingencies, for further discussion.

12.  Debt and Other Financing

         Debt at December 31 is summarized below:

	2000	1999

10.125% Notes due 2002	$154.6	158.0

9.875% Notes due 2001	92.5	94.5

8.375% Debentures due 2023	151.2	151.2

7.96% Notes due 2000	—	15.0

7.75% Notes due 2002	100.0	100.0

7.375% Notes due 2007	238.7	236.8

7.125% Debentures due 2027	150.0	150.0

6.625% Notes due 2005	236.6	234.4

6.375% Notes due 2004	100.0	100.0

Air Quality Control Obligations:

5.45% Notes due 2009	81.1	81.1

6.50% Installment sale obligations due 2013	90.0	90.0

Candelaria Project Financing	236.8	269.8

Columbian Tiszai Carbon Ltd. (Hungary)	15.2	2.0

Columbian Carbon Spain, S.A.	1.6	3.5

Columbian Chemicals Canada	4.4	6.8

Phelps Dodge Wire and Cable Group	14.5	16.6

Phelps Dodge Dublin	5.0	5.0

Capital lease obligations	16.4	25.9

El Abra Project Financing	348.9	402.6

Cerro Verde Project Financing	82.0	90.0

Various Pollution Control and Industrial Development Revenue Bonds	41.7	46.5

Cerro Verde Bank Loan, due 2004	8.0	23.0

Other	0.3	1.1

Debt and capital lease obligations, including current portion	2,169.5	2,303.8

Less current portion	(206.5)	(131.3)

Debt, excluding current portion	$1,963.0	2,172.5

         The amounts included above are shown net of unamortized discounts and purchase price adjustments of $17.7 million.

         The following is a schedule of future maturities of long-term debt as of December 31, 2000:

2001	$206.5

2002	367.2

2003	141.2

2004	216.4

2005	348.2

Thereafter	890.0

$2,169.5

         A new revolving credit agreement between the Company and several lenders became effective on May 10, 2000. The facility is to be used for general Corporate purposes, primarily as a commercial paper backstop. The agreement permits borrowings of up to $1 billion from time to time until its scheduled maturity on May 10, 2005. The agreement allows for one-year extensions of the maturity date under certain conditions subject to the approval of lenders holding at least a majority of the commitments. In the event of such approval, total commitments under the agreement may total less than $1 billion depending upon the willingness of the approving and other lenders to assume the commitments of those lenders electing not to participate in the renewal. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate, based on the LIBOR or at fixed rates offered independently by the several lenders, for maturities of up to 360 days. This agreement provides for a facility fee (currently 17.5 basis points (0.175 percent)) ranging from 9 basis points to 35 basis points (depending on our public debt rating) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated capitalization. This agreement replaced an earlier $1 billion revolving credit agreement, which was amended and restated on June 25, 1997, and which was scheduled to mature on June 25, 2002. There were no borrowings under the new agreement at December 31, 2000, or the earlier agreement at December 31, 1999.

         We established a commercial paper program on August 15, 1997, under a private placement agency agreement between two placement agents and us. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. Borrowings under this commercial paper program were $467.9 million at December 31, 2000, and $349.4 million at December 31, 1999.

         Short-term borrowings, excluding borrowings under our corporate commercial paper program, were $50.3 million, all by our international operations, at December 31, 2000, compared with $101.8 million at December 31, 1999.

         The weighted average interest rate on total short-term borrowings at December 31, 2000, and December 31, 1999, was 6.5 percent and 7.8 percent, respectively.

         The 10.125 percent Notes, due in 2002, bear interest payable semi-annually on April 1 and October 1. In the event of both a Designated Event and a Rating Decline (as defined in the agreement), each holder of a note may require the Company to redeem the holder’s notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption. Otherwise, the notes are not redeemable by the Company prior to maturity.

         The 9.875 percent Notes, due June 13, 2001, are not redeemable prior to maturity and are secured by certain principal property of the Company. The interest is paid semi-annually on June 13 and December 13.

         The 8.375 percent Debentures, due in 2023, bear interest payable semi-annually on February 1 and August 1. The debentures are not redeemable prior to February 1, 2003. On or after that date, at the option of the Company, the debentures may be redeemed in whole or in part at 103.73 percent of the principal amount, together with any accrued and unpaid interest, declining at the rate of 0.375 percent per year to February 1, 2013, and at 100 percent on February 1, 2013, and thereafter.

         The 7.75 percent Notes, due in 2002, bear interest payable semi-annually on January 1 and July 1. The 7.375 percent Notes, due May 15, 2007, bear interest payable semi-annually on May 15 and November 15. The 6.625 percent Notes, due October 15, 2005, bear interest payable semi-annually on October 15 and April 15. The 6.375 percent Notes, due in 2004, bear interest payable semi-annually on May 1 and November 1. These notes are not redeemable by the Company prior to maturity and will not be entitled to any sinking fund.

         The 7.125 percent Notes, due in 2027, bear interest payable semi-annually on May 1 and November 1. The notes are redeemable by the Company at any time prior to maturity at par plus a yield maintenance premium.

         As of December 31, 2000, our 80 percent-owned joint venture interest in Candelaria mining operation in Chile had project debt outstanding of $236.8 million. The debt comprises $209.0 million of floating-rate, dollar-denominated debt and $27.8 million of fixed-rate, dollar-denominated debt. The debt and repayments are scheduled to vary from period to period with all debt maturing by the year 2008. Candelaria did not borrow funds in 2000. The floating rate debt is tied to six-month LIBOR, but has been converted to fixed-rate debt with the use of interest rate swap agreements. At December 31, 2000, the overall weighted average interest rate including the interest rate swap was 7.77 percent. The debt obligations and the interest rate swaps are non-recourse to us. Under the proportional consolidation method, the debt amounts listed above represent our 80 percent share.

         At year-end 2000, our 51 percent-owned interest in El Abra mining joint venture had outstanding project-financing debt of $348.9 million. This debt has two components: (i) a syndicated loan facility with two tranches, totaling $296.6 million (Tranche A: $226.8 million; Tranche B: $69.8 million); and (ii) a trade-related facility with a German institution totaling $52.3 million. The Company currently has guarantees outstanding of $136.8 million on this project debt (including its share of Tranche B debt, as well as Codelco’s share). The debt has a 9.5 year term, due May 15, 2007, and requires semi-annual principal payments that began on May 15, 1998. A portion of the floating-rate debt has been converted to fixed-rate debt with the use of interest rate swap agreements. The weighted average interest rate including the interest rate swaps on this debt at December 31, 2000, was 7.34 percent. The loan agreement specifies certain restrictions on additional borrowings by El Abra and on dividend and subordinated debt payments. Under the proportional consolidation method, the debt amounts listed above represent our 51 percent share.

         On December 31, 2000, our Cerro Verde mine had a total of $82 million in project debt comprising two tranches, a $52.0 million facility that requires semi-annual installments of varying amounts through April 1, 2005 (Tranche A), and a $30.0 million revolving bullet loan due in the year 2003 (Tranche B). All of this facility is variable rate debt, with LIBOR as a base rate, but a portion has been converted to fixed-rate debt with the use of interest rate swap agreements. The weighted average interest rate including the interest rate swap on this debt at December 31, 2000, was 9.55 percent. The project debt is backed by proceeds from sales collections, plus a pledge of $45 million in assets on the bullet loan. In addition, Cerro Verde has a subordinated loan facility, for up to $34 million, that can be used and repaid whenever it has excess cash. The amount outstanding on the subordinated loan facility as of December 31, 2000, was $8 million, compared with a balance outstanding of $23 million as of December 31, 1999.

         The various pollution control and industrial development revenue bonds are due from 2001 through 2009. The interest on the bonds is paid either quarterly or semi-annually at various times of the year. The interest rates on the bonds at December 31, 2000, ranged from 4.0 percent to 13.9 percent.

13.  Shareholders’ Equity

         As of December 31, 2000, there were 78,709,000 shares outstanding and 1.7 million shares authorized for purchase. During 1999, we issued 20.6 million common shares along with a cash payment to acquire Cyprus Amax. During 1998, we purchased 731,500 common shares at a total cost of $35.4 million.

         We have 6,000,000 authorized preferred shares with a par value of $1.00 each; no shares were outstanding at either December 31, 2000, or December 31, 1999.

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

         The 1998 plan provides (and the 1993 and 1987 plan provided) for the issuance to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 219,578 shares of Restricted Stock outstanding and 989,258 shares available for grant at December 31, 2000.

         Under the 1989 Directors Stock Option Plan (the 1989 plan), options to purchase common shares have been granted to directors who have not been employees of the Company or its subsidiaries for one year or are not eligible to participate in any plan of the Company or its subsidiaries entitling participants to acquire stock, stock options or stock appreciation rights. In 1996, we suspended the plan, thereby eliminating the annual grant of options to directors. The 1989 plan was replaced with the 1997 Directors Stock Unit Plan, which provides to each non-employee director an annual grant of stock units having a value equivalent to our common shares.

         At December 31, 2000, 2,044,631 shares were available for option grants (including 989,258 shares as Restricted Stock awards) under the 1998 plan. These amounts are subject to future adjustment as described in the plan agreement. No further options may be granted under the 1993, 1989 or 1987 plans.

         During 2000, the Company awarded 69,000 shares of Restricted Stock under the 1998 plan, with a weighted-average fair value at the date of grant of $54.44 per share. Compensation expense related to this award was $3.8 million for 2000. Restricted stock generally becomes fully vested in five years.

         In addition, former Cyprus Amax stock options were converted to 1,870,804 Phelps Dodge options. These options retain the terms by which they were originally granted under the Cyprus Amax Management Incentive Program. These options carry a maximum term of 10 years and became fully vested upon the acquisition of Cyprus Amax. Exercise periods ranged up to eight years at acquisition. No further options may be granted under this plan.

         Changes during 1998, 1999 and 2000 in options outstanding for the combined plans were as follows:

		Average option
	Shares	price per share

Outstanding at December 31, 1997	3,434,491	$65.44

Granted	1,075,784	55.45

Exercised	(64,332)	50.25

Expired or terminated	(174,423)	66.85

Outstanding at December 31, 1998	4,271,520	63.10

Granted	1,208,176	52.93

Cyprus Amax options converted	1,870,804	68.30

Exercised	(80,517)	48.53

Expired or terminated	(65,190)	64.24

Outstanding at December 31, 1999	7,204,793	62.89

Granted	1,450,412	51.81

Exercised	(44,122)	42.86

Expired or terminated	(431,247)	64.65

Outstanding at December 31, 2000	8,179,836	60.95

         Options outstanding based on a range of exercise prices were as follows:

			Average
Range	Options	Average	Outstanding
of Exercise	Outstanding	Remaining	Option
Prices	at 12/31/00	Term	Price

$27-40	253,668	8 years	$32.79
40-60	4,150,683	8 years	52.81
60-80	3,394,668	5 years	69.78
80-100	254,069	3 years	83.37
100-102	126,748	2 years	102.14

	8,179,836		60.95

         Exercisable options by plan and by range of exercise prices at December 31, 2000:

		Average
		option
	Shares	price per share

PD Plans

1998 Plan	1,176,910	$54.72

1993 Plan	2,690,790	66.76

1989 Plan	49,364	50.10

1987 Plan	59,631	46.19

Cyprus Amax Plans	1,804,724	68.67

	5,781,419

		Average
Range	Options	Exercisable
of Exercise	Exercisable	Option
Prices	at 12/31/00	Price

$27-40	252,768	$32.77
40-60	1,769,667	53.65
60-80	3,378,167	69.81
80-100	254,069	83.37
100-102	126,748	102.14

	5,781,419	64.55

         Changes during 1998, 1999 and 2000 in Restricted Stock were as follows:

Shares

Outstanding at December 31, 1997	242,150

Granted	10,500

Terminated	(9,750)

Released	(46,750)

Outstanding at December 31, 1998	196,150

Granted	97,400

Terminated	(4,100)

Released	(7,600)

Outstanding at December 31, 1999	281,850

Granted	69,000

Terminated	(18,000)

Released	(113,272)

Outstanding at December 31, 2000	219,578

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

	2000	1999	1998

Net income (loss) — as reported	$29.0	(257.8)	190.9

Net income (loss) — pro forma	21.3	(265.5)	184.7

Earnings (loss) per share — as reported (basic)	0.37	(4.19)	3.28

Earnings (loss) per share — pro forma (basic)	0.27	(4.31)	3.17

Earnings (loss) per share — as reported (diluted)	0.37	(4.19)	3.26

Earnings (loss) per share — pro forma (diluted)	$0.27	(4.31)	3.16

         The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2000	1999	1998

Expected dividend yield	3.30%	3.10%	2.98%

Expected stock price volatility	39.0%	32.0%	29.0%

Risk-free interest rate	5.4%	6.0%	4.4%

Expected life of options	3 years	3 years	3 years

         The weighted-average fair value of options granted during 2000 was $13.47 per share, compared with $12.18 in 1999 and $10.84 in 1998.

15.  Pension Plans

         Our pension plans cover substantially all of our U.S. employees and certain employees of our international subsidiaries. Benefits are based on years of service and depending on the plan either final average salary or a fixed amount for each year of service. Participants generally vest in their benefits after five years of service. In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). For the underfunded plans, the aggregate benefit obligation is $54 million and the aggregate fair value of plan assets is $3 million.

         Our pension plans were valued between December 1, 1998, and January 1, 1999, and between December 1, 1999, and January 1, 2000. The obligations were projected to and the assets were valued as of the end of 1999 and 2000. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private corporate investment funds.

         The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used:

	2000	1999

Assumptions:

Discount rate	7.75%	7.75%

Rate of increase in salary levels	4.00%	4.00%

Change in benefit obligation:

Benefit obligation at beginning of year	$967	793

Service cost — benefits earned during the period	22	20

Interest cost on benefit obligation	70	54

Plan amendments	1	1

Actuarial loss (gain)	(21)	(119)

Benefits paid	(66)	(51)

Curtailments and settlements	(1)	(4)

Special termination benefits	—	13

Acquisitions	—	262

Currency translation adjustments	(3)	(2)

Benefit obligation at end of year	$969	967

Change in plan assets:

Fair value of plan assets at beginning of year	$1,076	792

Actual return on plan assets	38	115

Acquisitions	—	217

Employer contributions	5	2

Currency translation adjustments	(3)	1

Benefits paid	(66)	(51)

Fair value of plan assets at end of year	$1,050	1,076

Funded status	$81	109

Unrecognized actuarial loss (gain)	(118)	(157)

Unrecognized prior service cost	31	35

Net amount recognized	$(6)	(13)

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$80	69

Accrued benefit liability	(94)	(89)

Intangible asset	2	2

Deferred tax benefit	2	2

Accumulated other comprehensive income	4	3

Net amount recognized	$(6)	(13)

         The assumptions used and the annual cost related to these plans consist of the following:

	2000	1999	1998

Assumptions:

Discount rate	7.75%	6.75%	7.25%

Expected long-term rate of return	9.50%	9.50%	9.50%

Rate of increase in salary levels	4.00%	4.00%	4.00%

Components of net periodic benefit cost:

Service cost — benefits earned during the period	$22.3	19.6	16.6

Interest cost on benefit obligation	70.1	54.3	48.4

Expected return on plan assets	(94.3)	(70.5)	(62.9)

Amortization of transition obligation (asset)	–	(1.3)	(1.8)

Amortization of prior service cost	4.2	4.4	4.2

Recognized actuarial loss (gain)	(3.1)	0.8	0.5

Net periodic benefit cost	$(0.8)	7.3	5.0

         We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost for the underfunded plans is $46 million while the minimum liability is $54 million. “Other Liabilities and Deferred Credits” at December 31, 2000, included $8 million relating to this minimum liability, compared with $7 million at December 31, 1999. This amount was offset by a $2 million intangible asset, a $4 million reduction in “Common Shareholders’ Equity” and a $2 million deferred tax benefit at December 31, 2000, compared with a $2 million intangible asset, a $3 million reduction in “Common Shareholders’ Equity” and a $2 million deferred tax benefit at December 31, 1999.

16.	Postretirement and Other Employee Benefits Other Than Pensions

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

         The following table presents the change in benefit obligation, change in plan assets and the funded status of the other postretirement benefit plans and the assumptions used:

	2000	1999

Assumptions:

Expected long-term rate of return on plan assets	8.00%	8.00%

Weighted average discount rate	7.75%	7.75%

Change in benefit obligation:

Benefit obligation at beginning of year	$307	175

Service cost — benefits earned during the year	4	5

Interest cost on benefit obligation	23	12

Amendments	16	–

Actuarial loss (gain)	2	(25)

Benefits paid	(21)	(9)

Restructuring	–	2

Acquisitions	–	147

Benefit obligation at end of year	$331	307

Change in plan assets:

Fair value of plan assets at beginning of year	$10	10

Actual return on plan assets	1	1

Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$10	10

Funded (unfunded) status	$(321)	(297)

Unrecognized actuarial gain	(13)	(15)

Unrecognized prior service cost	15	(1)

Net amount recognized — accrued liability	$(319)	(313)

         The assumptions used and components of net periodic postretirement benefit cost were as follows:

	2000	1999	1998

Assumptions:

Expected long-term rate of return on plan assets	8.00%	8.00%	6.50%

Discount rate	7.75%	6.75%	7.25%

Rate of increase in salary levels	4.00%	4.00%	4.00%

Components of net periodic benefit cost:

Service cost — benefits earned during the year	$4	5	4

Interest cost	23	13	11

Expected return on plan assets	(1)	(1)	(1)

Net periodic benefit cost	$26	17	14

         For 2000 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 14.0 percent for

2001 and is projected to decrease to 5.5 percent by 2008 and remain at that level. For 1999 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 11.0 percent for 2000 and was projected to decrease to 5.5 percent by 2008 and remain at that level.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1 percentage-point change in assumed health care cost trend rates assumed for postretirement benefits would have the following effects:

	1 Percentage-Point

	Increase	Decrease

Effect on total of service and interest cost components	$1.4	(0.9)

Effect on postretirement benefit obligation	$21.6	(16.8)

         We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a percentage of the employee contributions up to certain limits. Our contributions amounted to $6.9 million in 2000, $5.3 million in 1999, and $5.0 million in 1998.

17.  Commitments

         Phelps Dodge leases mineral interests and various other types of properties, including shovels, offices, and miscellaneous equipment. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.

         Summarized below as of December 31, 2000, are future minimum rentals and royalties under non-cancelable leases:

	Operating	Mineral	Capital
	Leases	Royalties	Leases

2001	$17.0	1.4	4.0

2002	15.6	1.4	4.0

2003	14.6	1.4	4.0

2004	14.0	1.4	4.0

2005	12.1	1.4	4.0

After 2005	53.7	14.9	–

Total payments	$127.0	21.9	20.0

Present value of lease payments			$16.4

Less current portion			(2.7)

Present value of long-term payments			$13.7

         Summarized below as of December 31, 2000, is future sub-lease income:

Sub-lease
Income

2001	$2.4

2002	2.4

2003	2.4

2004	2.4

2005	2.4

After 2005	7.2

Total	$19.2

         Rent and royalty charged to expense were:

	2000	1999	1998

Rental expense	$29.1	17.5	13.7

Mineral royalty	0.8	0.1	–

Total charges	$29.9	17.6	13.7

         In January 2001, Alcoa Aluminio, S.A. exercised a put option that required Phelps Dodge or a designee company to acquire the 40 percent minority interest in Alcoa Fios e Cabos Electricos, S.A., a Phelps Dodge wire and cable facility in Brazil. The transaction is scheduled to close in March 2001. The indicated option price is $48 million, however, the Company is in discussions with the optionor regarding a final settlement price.

18.  Contingencies

         Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company is also subject to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

         Phelps Dodge or its subsidiaries have been advised by EPA, the United States Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the Forest Service or states to establish whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions.

         Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates of such obligations can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $307.1 million and $336.1 million, respectively, were recorded as of December 31, 2000 and 1999. The long-term portion of these reserves is included in other liabilities and deferred credits on the consolidated balance sheet and amounted to $244.9 million and $254.4 million at December 31, 2000 and 1999, respectively.

         The sites for which Phelps Dodge has received a notice of potential liability or an information request that are currently considered to be the most significant are the Pinal Creek site in Miami, Arizona, and the former American Zinc and Chemical site in Langeloth, Pennsylvania.

         At the Pinal Creek site, remediation is being performed by the Pinal Creek Group, which includes Phelps Dodge Miami Inc. and other companies that have been determined to have contributed through historic mining activities to the contaminated groundwater plume in the shallow alluvial aquifers of Pinal Creek. The remediation work is being conducted in accordance with the requirements of the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program. In addition, the remedial action is consistent with the National Contingency Plan prepared by EPA as required by CERCLA. Ongoing remediation efforts have resulted in continued improvement of the water quality in the area. In November 1997, the Pinal Creek Group joined with the State of Arizona in seeking approval of the District Court for the entry of a Consent Decree resolving all matters related to an enforcement action contemplated by the State of Arizona with respect to the groundwater matter. On August 13, 1998, the court approved the Decree that commits the Pinal Creek Group to complete the remediation work outlined in the remedial action plan that was submitted to the State in May 1997. Phelps Dodge Miami Inc. has commenced contribution litigation against other parties involved in this matter and has asserted claims against certain of its past insurance carriers. While significant recoveries are expected, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve. Phelps Dodge Miami Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $129 million to $235 million, and, as no point within that range is more likely than any other, the lower end of the range has been reserved as required by generally accepted accounting principles.

         In June 1999, Cyprus Amax received an information request from the Pennsylvania Depart-

ment of Environmental Protection regarding the former American Zinc and Chemical site in Langeloth, Pennsylvania. The site is currently being investigated by the state of Pennsylvania. Studies initiated to determine the nature and extent of remediation work that may be required on the property indicated a cost range for reasonably expected outcomes estimated to be from $18 million to $52 million. Phelps Dodge has reserved $20 million for the possible remediation work at the Langeloth site representing the most likely point within the range of estimates.

         At December 31, 2000, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek and Langeloth was estimated to be from $146 million to $226 million of which $158 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

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

         Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2000, the cost range for reasonably possible outcomes for all such sites was estimated to be from $12 million to $45 million. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of many years.

         The following summarizes environmental reserve activities for the years ended December 31:

	2000	1999

Balance, beginning of year	$336.1	106.0

Additions to reserves	–	36.5

Spending against reserves, net	(31.8)	(20.0)

Liabilities assumed in Cyprus acquisition	2.8	213.6

Balance, end of year	$307.1	336.1

         As of December 31, 1998, Phelps Dodge had an environmental reserve balance of $106.0 million for estimated future costs associated with environmental matters at shutdown operations or closed facilities within active operations. During 1999, net spending against that reserve totaled $20.0 million including $2.8 million at Cyprus Amax between October 16 and December 31. During the second quarter of 1999, Phelps Dodge recorded an additional $8.3 million provision for estimated future costs associated with environmental matters directly related to our restructuring plan announced on June 30, 1999. Additionally, we recorded a $28.2 million provision in the fourth quarter of 1999 for estimated future costs associated with environmental matters. The acquisition of Cyprus Amax increased our reserve by $213.6 million. As of December 31, 1999, the reserve balance was $336.1 million.

         During 2000, net spending against environmental reserves totaled $31.8 million and an additional $2.8 million was assigned to the value of environmental liabilities assumed with the acquisition of Cyprus Amax. As of December 31, 2000, the environmental reserve balance associated with environmental matters at shutdown operations or closed facilities within active operations was $307.1 million.

         Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. Colorado passed a mined land reclamation law in the early 1970’s establishing a Mined Land Reclamation Board that adopted regulations in 1977. Significant changes were made in 1993. Our Colorado mining operations have had approved mined land reclamation plans and financial assurance under these laws for several years. Arizona enacted its mined land reclamation law in 1994. Our Arizona mining operations submitted proposed reclamation plans and financial assurance following the adoption of implementing rules in 1997, and most of our Arizona operations have approved plans and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994 and approved “closeout” plans and financial assurance for our operations in that state are due by December 31, 2001. In connection with the development of closeout plans for its largest New Mexico facilities, the Company has conducted a number of technical studies. Those studies indicate that the Company will need to increase the total financial assurance it provides for reclamation of its New Mexico properties from approximately $100 million to approximately $200 million. Although the Company believes that its most recent estimates of reclamation costs at its New Mexico properties are based on a sound understanding of the applicable science and regulations, it is likely that in the public hearing and review process the State regulators may seek to impose a significantly larger financial assurance requirement. Actual reclamation costs may differ significantly from the required amount of financial assurance based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site compared to third-party contractor costs (under New Mexico law financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

         The federal Bureau of Land Management adopted amended regulations governing mined land reclamation for mining on federal lands in January 2001. New financial assurance requirements for existing operations take effect in June 2001, although the new reclamation requirements take effect only for new mining and certain modifications to existing mining activities. Mined land reclamation is an ongoing activity and we recognize estimated reclamation costs using a units-of-production basis calculation. These laws and regulations and the associated plan approval and permitting requirements will likely increase our regulatory obligations and compliance costs over time with respect to mine closure and reclamation.

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

         In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. The complaint alleges claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint seeks damages in the amount of $100 million under the fraud claim and $115 million under each of the other claims. Cyprus has filed a motion to dismiss, which has been fully briefed and remains pending.

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

         At December 31, 2000, we had futures and swap contracts for approximately 119 million pounds of copper with a net hedge value of $103 million and a total face value of approximately $106 million. At that date, we had $2 million in losses on these contracts not yet recorded in our financial statements because the copper products under the related customer transactions had not yet been shipped or received. At year-end 1999, we had futures and swap contracts in place for approximately 111 million pounds of copper at a net hedge value of $87 million and a total face value of approximately $125 million. We had $7 million in deferred, unrealized gains at that time. At December 31, 1998, we had futures and swap contracts in place for approximately 86 million pounds of copper at a net hedge value of $65 million and a total face value of approximately $138 million. We had $7 million in deferred, unrealized losses at that time.

         We do not acquire, hold or issue futures contracts for speculative purposes. All of our copper futures and swap contracts have underlying customer agreements or other related transactions. We have prepared an analysis to determine how sensitive our net futures contracts are to copper price changes. In our market risk analysis, if copper prices had dropped a hypothetical 10 percent at the end of 2000, we would have had a net loss from our copper futures contracts of approximately $10 million. That loss would have been virtually offset by a similar amount of gain on the related customer contracts.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. For 2000 production, we had a total of 110 million pounds of copper cathode production protected through contracts that effectively ensured minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound. The minimum and maximum prices are based upon average LME prices for the protection period. These contracts expired without payment on December 31, 2000. For 1999 production, we had fourth quarter protection contracts that gave us a minimum monthly average LME price of 69 cents per pound for approximately 200 million pounds of copper cathode that expired without payment on December 31, 1999. We did not have any outstanding copper price protection contracts at the end of 1998, 1999 and 2000.

                  Copper Scrap Purchase Hedging

         From time to time, Phelps Dodge may purchase copper scrap as a raw material to be processed eventually into rod for sale to customers. The copper scrap is purchased from third parties at a copper content price different from the price contracted with eventual rod customers. To mitigate the copper price risk resulting from the difference between the purchase and sales price of the purchased copper, Phelps Dodge enters into a hedge program. The hedge program involves the sale of an over-the-counter swap priced at the COMEX average price in the month of scrap delivery. In the month that the copper rod associated with the scrap purchase is sold, the swap is liquidated at the COMEX average price in the month of the copper rod sale. At December 31, 2000, we had swap contracts for approximately 3 million pounds of scrap copper with a net hedge and total face value of approximately $2.5 million. At the end of the year, these contracts did not have any significant gains or losses that were not recorded in our financial statements. We did not have any outstanding copper scrap purchase hedge contracts at the end of 1998 and 1999.

                  Aluminum Hedging

         During 2000, our Brazilian wire and cable operation entered into aluminum swap contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing aluminum cable contracted by customers. At December 31, 2000, we had swap contracts for approximately 9 million pounds of aluminum with a net hedge value of approximately $6 million and a total face value of approximately $8 million. At the end of the year, these contracts did not have any material gains or losses that were not recorded in our financial statements. A sensitivity analysis of our aluminum futures contracts indicates that a hypothetical 10 percent unfavorable change in aluminum prices at the end of 2000 would have resulted in a loss of approximately $0.5 million. That loss would have been virtually offset by a similar amount of gain on the related customer contracts. At December 31, 1999, we had futures contracts for approximately 1 million pounds of aluminum with a net hedge and total face value of approximately $1 million.

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

         At December 31, 2000, 1999 and 1998, we had net hedge and total face values of approximately $16 million, $34 million and $44 million, respectively, in forward exchange contracts to hedge intercompany loans between our international subsidiaries or foreign currency exposures with our trading partners. We did not have any significant gains or losses at year-end that had not been recorded in our financial statements for each of the three years in the period ended December 31, 2000.

         At year-end 2000, our foreign currency protection contracts included the British pound, euro, Japanese yen and Thai baht. A sensitivity analysis of our exposure to market risk with respect to our forward foreign exchange contracts indicates that if exchange rates had moved against the rates in our protection agreements by a hypothetical 10 percent, we would have incurred a potential loss of approximately $2 million. This loss would have been virtually offset by a gain on the related underlying transactions.

                  Interest Rate Hedging

         In some situations, we may enter into structured transactions using currency swaps that result in lower overall interest rates on borrowings. We do not enter into currency swap contracts for speculative purposes. At December 31, 2000, we had no currency swap contracts in place. At year-end 1999, we had currency swap contracts in place with an approximate net hedged and total face value of $21 million. At December 31, 1998, we had currency swap contracts in place with an approximate net hedged value of $31 million and total face value of $36 million. These currency swaps involved swapping fixed-rate Brazilian real loans into fixed-rate U.S. dollar loans, and swapping floating-rate U.S. dollar loans into fixed-rate Thai baht loans.

         In addition, we are exposed to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to manage or limit such interest expense costs. We do not enter into interest rate swap contracts for speculative purposes. At the end of 2000 and 1999, we had interest rate swap contracts in place with an approximate net hedged and total face value of $396 million and $485 million, respectively. At December 31, 2000 we had $7 million in unrealized losses on these contracts. At the end of 2000, we prepared an analysis to determine the sensitivity of our interest rate swap contracts to changes in interest rates. A hypothetical interest rate move against our interest rate swaps of 1 percent (or 100 basis points) would have resulted in a potential loss of approximately $10 million over the life of the swap.

                  Diesel Fuel Price Protection Program

         Phelps Dodge purchases large quantities of diesel fuel to operate its mine sites as an input to the manufacturing process. Price volatility of diesel fuel impacts the cost of producing copper cathode and other copper products for our customers. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in any downward price movement.

         To implement these objectives, we may purchase out-of-the-money (OTM) call options, settled at the average price, for diesel fuel. Purchase of these calls protects us against significant upward movement in diesel fuel prices while allowing us full participation in downward movements. The physical purchases and the options are both priced based on Platt’s Gulf Coast, which eliminates pricing basis risk between the hedge and the hedged item. We do not purchase diesel fuel options for speculative purposes.

         At December 31, 2000, we had option contracts to protect first quarter 2001 diesel fuel consumption of approximately 8 million gallons with a net hedged and total face value of $7 million, for which we paid a premium of approximately $0.2 million. We did not have any significant gains or losses at year-end that had not been recorded in our financial statements. We did not have any diesel fuel price protection option contracts at the end of 1998 or 1999.

                  Credit Risk

         We are exposed to credit loss in cases when the financial institutions in which we have entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay us when they owe us funds as a result of our protection agreements with them. To minimize the risk of such losses, we only use highly rated financial institutions that meet certain requirements. We also periodically review the credit worthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we have dealt with will default on their obligations.

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

         Financial guarantees and standby letters of credit — the fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle our obligations with the holders of the guarantees or letters of credit at year-end 2000. As a whole, we have various guarantees and letters of credit totaling $246 million. There is no market for our guarantees or standby letters of credit. Therefore, it is not practicable to establish their fair value.

         The estimated fair values of our financial instruments as of December 31, 2000, were as follows:

	Carrying	Fair
	Amount	Value

Cash and short-term investments	$250.0	250.0

Diesel fuel call option	0.2	—

Investments and long-term receivables (including amounts due within one year) for which it is practicable to estimate fair value *	64.6	228.2

Long-term debt (including amounts due within one year)	2,169.5	2,112.4

Foreign current exchange contracts — assets (liabilities)	0.4	0.3

*	Our largest cost basis investment is our minority interest in Southern Peru Copper Corporation (SPCC), which is carried at a book value of $13.2 million. Our ownership interest in SPCC is represented by our share of a class of SPCC common stock that is currently not registered for trading on any public exchange.

20.  Business Segment Data

         Our business consists of two divisions, PD Mining and PD Industries. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment.

         PD Mining is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. PD Mining sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PD Mining at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum, copper sulfate, rhenium and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration and development programs.

         PD Industries is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. The two business segments are specialty chemicals, which comprises Columbian Chemicals Company and its subsidiaries, and wire and cable, which comprises three worldwide product line businesses and a shared support services operation. The three product line businesses in the wire and cable segment are magnet wire, energy and telecommunications cables, and specialty conductors. PD Industries also included Accuride Corporation and its subsidiaries, our wheel and rim operations, until Accuride was sold effective January 1, 1998.

         On December 8, 2000, we announced our intention to explore strategic alternatives for, including potential sale of, our specialty chemicals and wire and cable segments.

         Intersegment sales reflect the transfer of copper from PD Mining to PD Industries at the same prices charged to outside customers.

         The following tables give a summary of financial data by business segment and geographic area for the years 1998 through 2000. Major unusual items during the three-year period included (i) pre-tax charge of $51.6 million and $5.8 million for PD Industries and PD Mining, respectively, related to the June 30, 1999 and June 27, 2000 restructuring plans; (ii) the fourth quarter 1999 acquisition of Cyprus Amax; pre-tax asset impairments of $320.4 million at PD Mining and $21.7 million at PD Industries; a pre-tax charge of $28.2 million for environmental provisions at PD Mining; a pre-tax charge of $36.6 million at PD Mining and $59.9 million at PD Industries for a restructuring plan announced on June 30, 1999; (iii) a 1998 pre-tax provision of $5.5 million at PD Mining for costs associated with indefinite mine shutdowns and curtailments; a $2.3 million pre-tax provision in our wire and cable segment, primarily for an early retirement program; and a $198.7 million pre-tax gain in other segments from the disposition of Accuride (See Notes 2 and 3 to the consolidated financial statements for a further discussion of these issues.)

FINANCIAL DATA BY GEOGRAPHIC AREA

	2000	1999	1998

Sales and other operating revenues:
Unaffiliated customers

United States	$3,373.6	2,093.8	2,141.0

Latin America	758.0	660.2	579.9

Other	393.5	360.4	342.5

	$4,525.1	3,114.4	3,063.4

Long-lived assets at December 31:

United States	$4,031.0	4,200.3	2,687.9

Latin America *	1,938.0	2,093.3	1,109.8

Other	309.1	225.1	239.6

	$6,278.1	6,518.7	4,037.3

* Long-lived assets in Chile	$1,201.1	1,261.5	645.1

FINANCIAL DATA BY BUSINESS SEGMENT

							Corporate,
							Unallocated
	PD Mining	Specialty	Wire &	Other *	PD Industries	Segment	& Reconciling
	Company	Chemicals	Cable	Segments	Subtotal	Subtotal	Eliminations **	Totals

2000

Sales & other operating revenues:

Unaffiliated customers	$3,073.7	598.4	853.0	–	1,451.4	4,525.1	–	4,525.1

Intersegment	242.6	–	1.5	–	1.5	244.1	(244.1)	–

Depreciation, depletion and amortization	359.4	45.9	53.9	–	99.8	459.2	5.0	464.2

Non-recurring charges and provisions	5.8	–	46.0	–	46.0	51.8		51.8

Operating income (loss)	243.3	88.1	(17.8)	–	70.3	313.6	(76.6)	237.0

Interest income	12.1	4.3	1.3	–	5.6	17.7	1.8	19.5

Interest expense	64.6	38.2	11.1	–	49.3	113.9	103.9	217.8

Equity earnings (losses)	(2.8)	–	2.7	–	2.7	(0.1)	1.6	1.5

Income tax expense (benefit)	55.3	12.4	8.4	–	20.8	76.1	(56.9)	19.2

Equity basis investments	18.4	–	4.8	–	4.8	23.2	22.3	45.5

Assets at December 31	6,036.7	768.6	683.5	–	1,452.1	7,488.8	342.0	7,830.8

Expenditures for segment assets	311.6	73.7	16.9	–	90.6	402.2	20.1	422.3

1999

Sales & other operating revenues:

Unaffiliated customers	$1,786.6	543.0	784.8	–	1,327.8	3,114.4	–	3,114.4

Intersegment	224.4	–	0.9	–	0.9	225.3	(225.3)	–

Depreciation, depletion and amortization	222.6	45.2	58.5	–	103.7	326.3	2.8	329.1

Non-recurring charges and provisions	(385.2)	(17.7)	(52.3)	–	(70.0)	(455.2)	(0.2)	(455.4)

Operating income (loss)	(301.0)	92.5	(42.8)	–	49.7	(251.3)	(64.3)	(315.6)

Interest income	6.9	4.4	2.4	–	6.8	13.7	4.2	17.9

Interest expense	36.1	40.5	16.0	–	56.5	92.6	27.8	120.4

Equity earnings (losses)	(0.9)	0.1	4.2	–	4.3	3.4	1.7	5.1

Income tax expense (benefit)	(126.9)	9.4	(13.5)	–	(4.1)	(131.0)	(34.2)	(165.2)

Equity basis investments	26.8	0.3	10.8	–	11.1	37.9	16.1	54.0

Assets at December 31	6,345.1	772.6	748.3	–	1,520.9	7,866.0	363.0	8,229.0

Expenditures for segment assets	148.7	121.1	28.5	–	149.6	298.3	(57.9)	240.4

1998

Sales & other operating revenues:

Unaffiliated customers	$1,677.7	454.6	931.1	–	1,385.7	3,063.4	–	3,063.4

Intersegment	248.7	–	1.6	–	1.6	250.3	(250.3)	–

Depreciation, depletion and amortization	191.5	43.3	56.5	–	99.8	291.3	2.0	293.3

Non-recurring charges and provisions	(5.5)	–	(2.3)	198.7	196.4	190.9	–	190.9

Operating income (loss)	110.3	87.6	67.3	198.7	353.6	463.9	(41.2)	422.7

Interest income	7.3	1.5	4.3	–	5.8	13.1	10.4	23.5

Interest expense	27.0	8.5	21.0	–	29.5	56.5	39.9	96.4

Equity earnings (losses)	1.7	–	(5.9)	–	(5.9)	(4.2)	–	(4.2)

Income tax expense (benefit)	38.8	26.5	26.7	67.6	120.8	159.6	(25.6)	134.0

Equity basis investments	18.7	0.1	22.3	–	22.4	41.1	–	41.1

Assets at December 31	3,218.2	729.5	879.2	–	1,608.7	4,826.9	209.6	5,036.5

Expenditures for segment assets	309.3	261.6	97.4	–	359.0	668.3	–	668.3

*	Other segments include Accuride Corporation which was sold effective January 1, 1998. (See Note 3 to the consolidated financial statements for a further discussion of this sale.)

**	Represents corporate, unallocated and reconciling elimination activities and assets.

Part III

Items 10, 11, 12 and 13.

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions “Election of Directors,” “Beneficial Ownership of Securities,” “Executive Compensation” and “Other Matters” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 1, 2001 (the 2001 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 2001 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 1, 2001.

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) 1.	Financial Statements: Index on page 54.

2.	Financial Statement Schedule: Index on page 54.

3.	Exhibits:

3.1	Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999, (SEC File No. 1-82)).

3.2	Amended and Restated By-Laws of the Corporation, effective as of November 1, 2000 (except for Section 7, Article II, which is effective as of May 2, 2001) (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10-Q for the quarter ended September 30, 2000 (SEC File No. 1-82)).

4.1	Credit Agreement, effective May 10, 2000, among the Corporation, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).

4.2	Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K and in the Corporation’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/ Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Corporation, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

10.	Management contracts and compensatory plans and agreements.

10.1	The Corporation’s 1987 Stock Option and Restricted Stock Plan (the 1987 Plan), as amended to and including June 3, 1992, and form of Stock Option Agreement and form of Reload Option Agreement, both as modified through June 3, 1992 (incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Restricted Stock letter under the 1987 Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s 1990 10-K (SEC File No. 1-82)) and the amendment thereto dated June 25, 1992 (incorporated by reference to Exhibit 10.2 to the Corporation’s 1992 Form 10-K (SEC File No. 1-82)).

10.2	The Corporation’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Reg. No. 33-34363)).

10.3	The Corporation’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation’s 1994 Form 10-K (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1, 10.2 and 10.3 above.

10.4	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.5	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.6	Modified form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2001 Proxy Statement (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.7	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2001 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).

10.8	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).

10.9	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). Third Amendment to Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.10	The Corporation’s Supplemental Savings Plan (SSP) (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such SSP, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)). Second Amendment to SSP, effective as of January 1, 2000 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.11	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.12	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and of Restricted Stock Agreement under the 1998 Plan, effec-

tive March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.12 above.

10.13	Advisory Services Agreement, dated as of May 3, 2000, between the Corporation and Douglas C. Yearley (incorporated by reference to Exhibit 10.13 of the Corporation’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).

12	Statement regarding computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2000.

Schedule II

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

($ in millions)

		Additions

	Balance at	Charged to				Balance
	beginning	costs and				at end
	of period	expenses	Other		Deductions	of period

Reserve deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

December 31, 2000	$17.5	0.3	(0.2)		–	17.6

December 31, 1999	14.9	4.1	(0.6)		0.9	17.5

December 31, 1998	13.8	3.5	(0.9)		1.5	14.9

Supplies:

December 31, 2000	$8.4	1.8	(1.0)		1.6	7.6

December 31, 1999	6.7	3.4	0.2		1.9	8.4

December 31, 1998	8.7	0.9	(0.2)		2.7	6.7

Deferred Tax Asset:

December 31, 2000	$165.3	23.0	91.9	(A)	–	280.2

December 31, 1999	27.6	–	137.7	(A)	–	165.3

(A)	Deferred tax assets recorded in conjunction with the acquisition of Cyprus Amax.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION
(Registrant)

March 9, 2001

By:	/s/ RAMIRO G. PERU

Ramiro G. Peru
Senior Vice President
and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. STEVEN WHISLER J. Steven Whisler	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2001

/s/ RAMIRO G. PERU Ramiro G. Peru	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2001

/s/ STANTON K. RIDEOUT Stanton K. Rideout	Vice President and Controller (Principal Accounting Officer)	March 9, 2001

Robert N. Burt, Archie W. Dunham, William A. Franke, Paul Hazen, Manuel J. Iraola) Marie L. Knowles, Robert D. Krebs, Southwood J. Morcott, Gordon R. Parker, Directors)		March 9, 2001
By: /s/ RAMIRO G. PERU Ramiro G. Peru Attorney-in-fact

Exhibit Index

Exhibit
Number	Description

3.1	Complete composite copy of the Certificate of Incorporation of the Corporation as amended to date (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999, (SEC File No. 1-82)).
3.2	Amended and Restated By-Laws of the Corporation, effective as of November 1, 2000 (except for Section 7, Article II, which is effective as of May 2, 2001) (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10-Q for the quarter ended September 30, 2000 (SEC File No. 1-82)).
4.1	Credit Agreement, effective May 10, 2000, among the Corporation, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).
4.2	Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K and in the Corporation’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).
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
4.3	Form of Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 to the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
4.4	Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).
4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

Exhibit
Number	Description

4.6	Tripartite/ Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Corporation, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).
10.	Management contracts and compensatory plans and agreements.
10.1	The Corporation’s 1987 Stock Option and Restricted Stock Plan (the 1987 Plan), as amended to and including June 3, 1992, and form of Stock Option Agreement and form of Reload Option Agreement, both as modified through June 3, 1992 (incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Restricted Stock letter under the 1987 Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s 1990 10-K (SEC File No. 1-82)) and the amendment thereto dated June 25, 1992 (incorporated by reference to Exhibit 10.2 to the Corporation’s 1992 Form 10-K (SEC File No. 1-82)).
10.2	The Corporation’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Reg. No. 33-34363)).
10.3	The Corporation’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation’s 1994 Form 10-K (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b)(10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1987 Plan and the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1, 10.2 and 10.3 above.
10.4	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).
10.5	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).
10.6	Modified form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2001 Proxy Statement (incorporated by reference to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

Exhibit
Number	Description

10.7	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2001 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).
10.8	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).
10.9	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). Third Amendment to Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).
10.10	The Corporation’s Supplemental Savings Plan (SSP) (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such SSP, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)). Second Amendment to SSP, effective as of January 1, 2000 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).
10.11	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Exhibit
Number	Description

10.12	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and of Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.12 above.
10.13	Advisory Services Agreement, dated as of May 3, 2000, between the Corporation and Douglas C. Yearley (incorporated by reference to Exhibit 10.13 of the Corporation’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).
12	Statement regarding computation of ratios of total debt to total capitalization.
21	List of Subsidiaries and Investments.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.