Form 10-Q
period 2001-03-31
PHELPS DODGE CORP
filed 2001-05-09
CIK 78066

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


                      For the quarter ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No__.

Number of Common Shares outstanding at May 4, 2001: 78,702,213 shares.

================================================================================

                            PHELPS DODGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Part I. Financial Information

   Item 1. Financial Statements (unaudited)
      Statement of Consolidated Operations .......................................     1
      Consolidated Balance Sheet .................................................     2
      Consolidated Statement of Cash Flows .......................................     3
      Consolidated Statement of Common Shareholders' Equity ......................     4
      Financial Data by Business Segment .........................................     5
      Notes to Consolidated Financial Information ................................     6
      Review by Independent Accountants ..........................................    11
      Report of Independent Accountants on Review of Interim Financial Information    12

   Item 2. Management's Discussion and Analysis
      Results of Operations ......................................................    13
      Results of Phelps Dodge Mining Company .....................................    14
      Results of Phelps Dodge Industries .........................................    16
      Other Matters Relating to the Statement of Consolidated Operations .........    16
      Changes in Financial Condition .............................................    17

Part II. Other Information

   Item 1. Legal Proceedings .....................................................    18

   Item 6. Exhibits and Reports on Form 8-K ......................................    18

   Signatures ....................................................................    18

   Index to Exhibits .............................................................    18

                    PHELPS DODGE CORPORATION AND SUBSIDIARIES
                          Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

                                                                                 First Quarter
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
SALES AND OTHER OPERATING REVENUES .....................................    $1,100.7        1,119.7
                                                                            --------       --------
OPERATING COSTS AND EXPENSES
   Cost of products sold ...............................................       933.7          873.4
   Depreciation, depletion and amortization ............................       116.5          119.4
   Selling and general administrative expense ..........................        32.2           32.2
   Exploration and research expense ....................................        14.8           12.8
   Non-recurring items and provisions ..................................       (30.9)           2.1
                                                                            --------       --------
                                                                             1,066.3        1,039.9
                                                                            --------       --------
OPERATING INCOME .......................................................        34.4           79.8
   Interest expense ....................................................       (53.4)         (55.4)
   Capitalized interest ................................................         0.6            0.4
   Miscellaneous income and expense, net ...............................         3.7            6.4
                                                                            --------       --------
INCOME (LOSS) BEFORE TAXES, MINORITY INTERESTS, EQUITY IN NET EARNINGS
 OF AFFILIATED COMPANIES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ....       (14.7)          31.2
   Provision for taxes on income .......................................        33.3          (11.2)
   Minority interests in consolidated subsidiaries .....................        (1.6)          (1.4)
   Equity in net earnings of affiliated companies ......................        (0.8)           0.8
                                                                            --------       --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...................        16.2           19.4
   Cumulative effect of accounting change ..............................        (2.0)            --
                                                                            --------       --------
NET INCOME .............................................................    $   14.2           19.4
                                                                            ========       ========

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC ...........................        78.5           78.4
BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .    $   0.21           0.25
   Cumulative effect of accounting change ..............................       (0.03)            --
                                                                            --------       --------
BASIC EARNINGS PER SHARE ...............................................    $   0.18           0.25
                                                                            ========       ========

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED .........................        78.8           78.8
DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE    $   0.21           0.25
   Cumulative effect of accounting change ..............................       (0.03)            --
                                                                            --------       --------
DILUTED EARNINGS PER SHARE .............................................    $   0.18           0.25
                                                                            ========       ========


See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

                                                         March 31,   December 31,
                                                           2001          2000
                                                         --------    ------------
ASSETS
   Cash and cash equivalents ........................    $  244.2         250.0
   Accounts receivable, net .........................       609.3         528.7
   Inventories and supplies .........................       625.7         602.7
   Prepaid expenses .................................        42.5          36.7
   Deferred income taxes ............................        89.5          89.5
                                                         --------      --------
      Current assets ................................     1,611.2       1,507.6
   Net property, plant and equipment and other assets     6,251.3       6,278.1
   Non-current deferred income taxes ................        45.1          45.1
                                                         --------      --------
                                                         $7,907.6       7,830.8
                                                         ========      ========

LIABILITIES
   Short-term debt ..................................    $  690.2         518.2
   Current portion of long-term debt ................       306.8         206.5
   Accounts payable and accrued expenses ............       696.2         669.8
   Income taxes .....................................         8.7          23.4
                                                         --------      --------
      Current liabilities ...........................     1,701.9       1,417.9
   Long-term debt ...................................     1,853.2       1,963.0
   Deferred income taxes ............................       426.3         439.0
   Other liabilities and deferred credits ...........       825.1         814.2
                                                         --------      --------
                                                          4,806.5       4,634.1
                                                         --------      --------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .....        67.2          91.7
                                                         --------      --------

COMMON SHAREHOLDERS' EQUITY
   Common shares, 78.7 outstanding (12/31/00 - 78.7)        491.9         491.9
   Capital in excess of par value ...................     1,017.4       1,017.7
   Retained earnings ................................     1,806.5       1,831.7
   Accumulated other comprehensive income (loss) ....      (272.9)       (226.4)
   Other ............................................        (9.0)         (9.9)
                                                         --------      --------
                                                          3,033.9       3,105.0
                                                         --------      --------
                                                         $7,907.6       7,830.8
                                                         ========      ========


See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

                                                                            Three months ended
                                                                                 March 31,
                                                                            -------------------
                                                                              2001       2000
                                                                            --------   --------
OPERATING ACTIVITIES
   Net income ..........................................................    $  14.2       19.4
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization .........................      116.5      119.4
      Deferred income taxes ............................................      (18.3)       6.3
      Equity earnings (loss) net of dividends received .................        1.3       (0.2)
      Non-recurring items and provisions ...............................      (30.9)       2.1
      Changes in current assets and liabilities:
         Accounts receivable ...........................................      (63.9)      (6.3)
         Inventories ...................................................      (26.5)      24.9
         Supplies ......................................................       (1.8)      (0.5)
         Prepaid expenses ..............................................       (5.7)     (17.0)
         Deferred income taxes .........................................        0.2       (0.1)
         Interest payable ..............................................       34.1       22.2
         Other accounts payable ........................................       10.1       15.9
         Accrued income taxes ..........................................      (14.5)     (22.6)
         Other accrued expenses ........................................       (7.9)     (32.3)
      Other adjustments, net ...........................................      (16.8)      (6.9)
                                                                            -------    -------
            Net cash provided by (used in) operating activities ........       (9.9)     124.3
                                                                            -------    -------
INVESTING ACTIVITIES
   Capital outlays .....................................................      (77.1)     (62.2)
   Capitalized interest ................................................       (0.6)      (0.4)
   Investment in subsidiaries ..........................................      (46.4)      (7.5)
   Proceeds from asset dispositions and other, net .....................        1.4      149.4
                                                                            -------    -------
            Net cash provided by (used in) investing activities ........     (122.7)      79.3
                                                                            -------    -------
FINANCING ACTIVITIES
   Increase in debt ....................................................      175.9        5.2
   Payment of debt .....................................................       (9.6)     (93.3)
   Common dividends ....................................................      (39.4)     (39.4)
   Other, net ..........................................................       (0.1)       1.3
                                                                            -------    -------
            Net cash provided by (used in) financing activities ........      126.8     (126.2)
                                                                            -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................       (5.8)      77.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................      250.0      234.2
                                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................    $ 244.2      311.6
                                                                            =======    =======

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Unaudited; in millions)


                                              Common Shares                               Accumulated
                                           ------------------   Capital in                   Other                    Common
                                             Number    At Par   Excess of    Retained    Comprehensive            Shareholders'
                                           of Shares    Value   Par Value    Earnings    Income (Loss)   Other       Equity
                                           ---------   ------   ----------   --------    -------------   -----    -------------
BALANCE AT DECEMBER 31, 2000                  78.7     $491.9    $1,017.7    $1,831.7       $(226.4)     $(9.9)     $3,105.0
  Stock options exercised                                             0.1                                                0.1
  Restricted shares issued, net                                      (0.4)                                 0.9           0.5
  Dividends on common shares                                                    (39.4)                                 (39.4)
  Comprehensive income (loss):
    Net income                                                                   14.2                                   14.2
    Other comprehensive income (loss),
     net of tax:
      Translation adjustment                                                                  (32.4)                   (32.4)
      Cumulative effect of
        accounting change                                                                      (7.1)                    (7.1)
      Net loss on derivative instruments                                                       (7.2)                    (7.2)
      Unrealized gains on securities                                                            0.2                      0.2
                                                                                            -------                 --------
      Other comprehensive loss                                                                (46.5)                   (46.5)
                                                                                            -------                 --------
    Comprehensive loss                                                                                                 (32.3)
                                            ------     ------    --------    --------       -------      -----      --------

BALANCE AT MARCH 31, 2001                     78.7     $491.9    $1,017.4    $1,806.5       $(272.9)     $(9.0)     $3,033.9
                                            ======     ======    ========    ========       =======      =====      ========


See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

                                                         PD Industries                        Corporate,
                                         Phelps    ---------------------------               Unallocated &
                                         Dodge     Specialty   Wire &             Segment     Reconciling
                                         Mining    Chemicals   Cable     Total    Subtotal   Eliminations    Totals
---------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2001
  Sales & other operating revenues:
    Unaffiliated customers .........    $  726.5     161.5     212.7      374.2    1,100.7        --         1,100.7
    Intersegment ...................    $   58.3      --        --         --         58.3       (58.3)         --
  Non-recurring items and provisions    $   --        --        --         --         --         (30.9)        (30.9)
  Operating income (loss) ..........    $   (5.1)     20.2       6.5       26.7       21.6        12.8          34.4
  Assets at March 31 ...............    $6,074.9     752.6     699.7    1,452.3    7,527.2       380.4       7,907.6

---------------------------------------------------------------------------------------------------------------------

FIRST QUARTER 2000
  Sales & other operating revenues:
    Unaffiliated customers .........    $  753.4     154.9     211.4      366.3    1,119.7        --         1,119.7
    Intersegment ...................    $   60.7      --        --         --         60.7       (60.7)         --
  Non-recurring items and provisions    $   --        --         2.1        2.1        2.1        --             2.1
  Operating income (loss) ..........    $   68.3      24.7       2.2       26.9       95.2       (15.4)         79.8
  Assets at March 31 ...............    $6,357.3     781.0     769.6    1,550.6    7,907.9       219.1       8,127.0
---------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.       General Information

         The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

         The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2.       Non-Recurring Items and Provisions

         Non-Recurring Items

         In the first quarter of 2001, a non-recurring, pre-tax (and after-tax) gain of $30.9 million (net of fees and expenses) was recognized consisting of recoveries associated with settlements reached with several insurance companies on historic environmental liability claims.

         It is our policy to recognize recoveries of environmental expenditures or costs from insurance companies or other parties when they become probable.

         Negotiations with several insurers recently have culminated in agreements for the settlement of $39.3 million of recoveries associated with certain historic environmental liability claims primarily at properties owned or operated by Cyprus Amax (which we acquired in late
         1999) or its subsidiaries. Fees and expenses associated with these recoveries were $8.4 million.

         We continue to pursue recovery of other potential claims from insurance companies and other third parties, including the U.S. Government and other potentially responsible parties.

         Restructuring Plans

         On June 27, 2000, we announced a plan to reduce operating costs and restructure operations at our mining and wire and cable segments. This plan comprised the following actions: (i) curtailing higher cost production at the Miami copper mine in Arizona and reducing production at the Henderson molybdenum mine in Colorado; (ii) ceasing production at two wire and cable plants in Venezuela; and (iii) initiating the closure of a telephone cable operation in El Salvador.

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

         In the 2001 first quarter, there were no charges associated with these restructuring plans, which are substantially complete.

         In the 2000 first quarter, our wire and cable segment incurred pre-tax charges of $2.1 million associated with these restructuring plans ($1.3 million, or 1 cent per share, after taxes).

         The following table presents a roll-forward of the liabilities incurred in connection with the restructuring plans, which were all reflected as current liabilities in our consolidated balance sheet:


                                             (Payments/
                      12/31/00   Additions   Deductions)   3/31/01
                      --------   ---------   -----------   -------
PD Mining:
Employee
  Severance           $    2.0                     (0.6)       1.4
Mothballing/Take
  or Pay Contracts         2.5                     (0.2)       2.3
                      --------   ---------   ----------    -------
    PD Mining              4.5          --         (0.8)       3.7
                      --------   ---------   ----------    -------

PD Industries:
WIRE AND CABLE
Employee Severance
  and Relocation           0.4                     (0.1)       0.3
Take or Pay
  Contracts                2.0                     (0.8)       1.2
Disposal &
  Dismantling              3.8                     (1.0)       2.8
                      --------   ---------   ----------    -------
                           6.2          --         (1.9)       4.3
                      --------   ---------   ----------    -------

SPECIALTY CHEMICALS
Disposal &
  Dismantling              1.3                     (1.0)       0.3
Environmental              0.7                                 0.7
                      --------   ---------   ----------    -------
                           2.0          --         (1.0)       1.0
                      --------   ---------   ----------    -------
  PD Industries            8.2          --         (2.9)       5.3
                      --------   ---------   ----------    -------
Total                 $   12.7          --         (3.7)       9.0
                      ========   =========   ==========    =======



3.       Accounting Standards

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements" (as amended by SAB 101A and 101B) that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies and was adopted by us as of the fourth quarter of 2000. There was no material impact on our consolidated financial statements upon implementation.


4.       Environmental Matters

         As of December 31, 2000, we had a reserve balance of $307.1 million for estimated future costs associated with environmental matters. During the first three months of 2001, net spending against that reserve totaled $7.9 million. As of March 31, 2001, the reserve balance was $299.2 million.

         We have contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies, please see our Form 10-K for the year ended December 31, 2000, and Note 18 to the Consolidated Financial Statements included therein.

5.       Acquisitions

         In January 2001, Alcoa Aluminio, S.A. exercised a put option that required Phelps Dodge or a designee company to acquire the 40 percent minority interest in Alcoa Fios e Cabos Electricos, S.A., our wire and cable facility in Brazil, in which we had a 60 percent interest (prior to acquiring the 40 percent minority interest). The transaction closed in March 2001. The final settlement price of $44.8 million has been allocated initially to goodwill ($26.6 million) and minority interests in consolidated subsidiaries ($18.2 million).

6.       Contingencies

         The Company's wholly owned subsidiary, Cyprus Amax Minerals Company, filed suit in an action entitled Cyprus Amax Minerals Company v. Asarco Incorporated, 99 Civ. 11198 (JSM), on November 9, 1999, in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Asarco breached a merger agreement and subsequent agreement between Cyprus and Asarco by soliciting an alternative takeover proposal for Asarco from another company. On March 14, 2001, the Court denied the motion by Asarco Incorporated ("Asarco") for judgment on the pleadings pursuant to Fed.
         R. Civ. P. 12(c). On April 10, 2001, Asarco filed an amended answer and counterclaims against Cyprus and the Company for recovery of a $30 million termination fee paid to the Company in October 1999 and for other unspecified damages related to the bidding process for Asarco.

7.       Earnings Per Share

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares were issued. The average number of basic common shares outstanding excludes 0.2 million shares, primarily attributable to restricted stock issued to employees. The average number of diluted common shares outstanding for the three-month period ended March 31, 2001, includes 0.3 million for the dilutive impact of restricted stock and stock options issued to employees. The average number of diluted common shares outstanding for the three-month period ended March 31, 2000, included 0.3 million for the dilutive impact of restricted stock issued to employees and 0.1 million for the dilutive impact of employee stock options. Stock options excluded from the computation of diluted earnings per share because option prices exceeded the market value of the Company's stock were as follows:

--------------------------------------------------------------------------------

(in millions, except for option price)

                                     First Quarter
                                  -------------------
                                   2001         2000
                                  ------       ------
Outstanding options                  7.6          5.5

Average option price              $46.66        55.07


8.       Provision for Taxes on Income

         The 2001 effective tax rate is based on a full year earnings forecast reflecting an average New York Commodity Exchange (COMEX) copper price of 85 cents per pound and a blend of our worldwide tax rates. Our effective tax rate exceeds an expected blended statutory rate of approximately 37 percent as some operations (primarily our consolidated U.S. operations) are generating losses that do not currently result in the recognition of any tax benefit, while other operations (primarily our international mining and specialty chemicals operations) are generating taxable income. There are no anticipated taxes for the $30.9 million net gain associated with insurance settlements (see Note 2) or the cumulative effect of accounting change (see Note 9).
         Our forecast for the average COMEX copper price will be reviewed from time to time, which may result in changes to the projected full-year earnings and associated income tax estimates. Such changes and estimates may also result in significant adjustments to the effective tax rate that we recognize in any subsequent period.

9.       Accounting for Derivative Instruments and Hedging Activities

         Phelps Dodge does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments, as summarized later in this note, are based on quoted market prices for similar instruments and on market closing prices at period end.

         Effective January 1, 2001, Phelps Dodge adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that incorporates the amendments contained in SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of Statement 133. The Statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For all non-hedging derivatives, the changes in the fair value of the derivative attributable to the hedged risk are recognized in earnings.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to income of $2.0 million ($2.0 million after-tax) and a cumulative pre-tax reduction to OCI of $7.1 million ($7.1 million after-tax). The reduction to income was attributable to a loss relating to the fair value of certain of our copper price protection arrangements, which were previously designated as hedges of fair value exposure, that did not meet certain criteria required to be designated as hedging instruments under the new standard. The reduction to OCI was primarily attributable to unrealized losses on interest rate swap contracts. The net derivative losses included in OCI as of January 1, 2001, will be recognized in earnings as the associated hedge risk is realized. A summary of the derivative instruments we hold follows.

         FAIR VALUE HEDGES

         Copper Hedging

         Some of our wire, cathode and rod (collectively, copper) customers request a fixed sales price instead of the COMEX or London Metal Exchange (LME) average price in the month of shipment or receipt. As a convenience to these customers, we enter into copper swap and futures contracts that will allow us to receive the COMEX or LME average price in the month of shipment or receipt while our customers receive the agreed upon fixed price. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment or receipt, which generally results in the realization of the COMEX or LME average price. As a portion of our copper contracts did not meet all of the required criteria to be fixed commitments under the new standard, a portion of our copper swap and futures contracts could not be designated as hedging instruments.

         At March 31, 2001, we had futures and swap contracts hedging approximately 32 million pounds of copper. These hedge instruments were considered effective.

         Copper Scrap Purchase Hedging

         From time to time, we may purchase copper scrap as a raw material to be processed eventually into rod for sale to customers. The copper scrap is purchased from third parties at a copper content price different from the price contracted with eventual rod customers. To mitigate the copper price risk resulting from the difference between the purchase and sales price of the purchased copper, we hedge such transactions. The hedge transactions involve the sale of an over-the-counter swap priced at the COMEX average price in the month of scrap delivery. In the month that the copper rod associated with the scrap purchase is sold, the swap is liquidated at the COMEX average price in the month of the copper rod sale. We did not have any material outstanding copper scrap purchase hedge contracts during the three-months ended March 31, 2001.

         Foreign Currency Hedging

         We are a global company and we transact business in many countries and in many currencies. Foreign currency transactions increase our risks because exchange rates can change between the time agreements are made and the time foreign currencies are actually exchanged. One of the ways we manage these exposures is by entering into forward exchange contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect transactions for which we have a firm legal obligation. We do not enter into foreign exchange contracts for speculative purposes. In the process of protecting our transactions, we may use a number of offsetting currency contracts. Because of the nature of the hedge settlement process, the net hedge value, rather than the sum of the face value of our outstanding contracts, is a more accurate measure of our market risk from the use of such contracts.

         At March 31, 2001, we had net hedging instruments in place to hedge intercompany loans between our international subsidiaries or foreign currency exposures with our trading partners. There were no significant gains or losses recorded during the quarter as these hedge instruments were considered effective.

         CASH FLOW HEDGES

         Aluminum Hedging

         Our Brazilian wire and cable operation entered into aluminum swap contracts with a financial institution to lock in the cost of aluminum ingot needed in manufacturing cable contracted by customers. To accomplish this, we entered into aluminum swap contracts to hedge the aluminum ingot purchases in a manner that will allow us to receive the LME average price in the month metal is purchased while fixing the price paid for an equal quantity of aluminum. These swap contracts are generally settled during the month of shipment or receipt of metal, which results in a net LME average price equal to the fixed price agreed upon with our customers.

         At March 31, 2001, we had swap contracts for approximately 4 million pounds of aluminum. We did not have any significant gains or losses recorded during the quarter as these hedge instruments were considered effective. Aluminum swap contracts generally mature in less than one year.

         Interest Rate Hedging

         In some situations, we may enter into interest rate swap contracts to manage interest expense costs associated with floating-rate debt. We do not enter into interest rate swap contracts for speculative purposes. During the first quarter of 2001 an additional $7.2 million in unrealized losses on these contracts was recorded in OCI.

         We estimate that $3.5 million of net derivative losses associated with these contracts included in OCI at March 31, 2001, will be reclassified into earnings within the next twelve months.

         The maximum length of time for which we are managing our interest expense costs through hedging instruments is December 2008.

         Diesel Fuel Price Protection Program

         We purchase large quantities of diesel fuel to operate our mine sites. Price volatility of diesel fuel impacts the cost of producing copper cathode and other copper products. The objective of the diesel fuel price protection program is to minimize the effects of significant upward movements in diesel fuel prices while retaining the opportunity to benefit from any downward price movement.

         To implement these objectives, we may purchase and/or sell diesel fuel option contracts. The physical purchases and options are both priced on the same basis, which eliminates pricing basis risk between the hedge and the hedged item. We do not purchase or sell diesel fuel options for speculative purposes.

         At March 31, 2001, we had purchased option contracts to protect second quarter 2001 diesel fuel consumption of approximately 16 million gallons. We did not have any significant gains or losses recorded during the quarter as these hedge instruments were considered effective.

         Natural Gas Price Protection Program

         We purchase substantial quantities of natural gas to supply our operations primarily as a means to generate electricity. Price volatility of natural gas impacts the cost of producing copper cathode and other copper products. The objective of the natural gas price protection program is to minimize the effects of significant upward movement in natural gas prices while retaining the opportunity to benefit from downward price movements.

         To implement these objectives, we may purchase and/or sell natural gas option contracts. The physical purchases and the options are both priced on the same basis, which eliminates pricing basis risk between the hedge and the hedged item. We do not purchase or sell natural gas options for speculative purposes.

         At March 31, 2001, we had purchased option contracts to protect April through October 2001 natural gas consumption of approxi-mately 9 million decatherms. We did not have any significant gains or losses recorded during the quarter as these hedge instruments were considered effective.

         HEDGING SUMMARY

         For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. No amounts related to changes in time value were recorded in earnings during the three-months ended March 31, 2001. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no significant impact on earnings for the three-months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three-months ended March 31, 2001.

         For the three-months ended March 31, 2001, revenues included a net unrealized non-cash loss of $3.0 million for changes in the fair value of derivative instruments that did not meet certain criteria required to be designated as hedging instruments under the new standard. The amounts are classified in revenues consistent with our objective of obtaining average market price in the month of shipment or receipt.

         Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted purchases or interest are recognized in earnings. During the three-months ended March 31, 2001, no significant derivative gains or losses were reclassified into earnings.

         REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2001, and the related consolidated statements of operations, of cash flows and of common shareholders' equity for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of cash flows and of common shareholders' equity for the year then ended (not presented herein), and in our report dated January 24, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PricewaterhouseCoopers LLP
Phoenix, Arizona
April 23, 2001

Item 2. Management's Discussion and Analysis

         The U.S. securities laws provide a "safe harbor" for certain forward-looking statements. This quarterly report contains "forward-looking statements" that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, the Corporation, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to the Management's Discussion and Analysis sections of the Company's report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         Earnings

         The Company had a consolidated loss in the 2001 first quarter of $14.7 million, or 19 cents per common share, before a non-recurring net gain of $28.9 million ($28.9 million, or 37 cents per share, after taxes). The non-recurring net gain consisted of $30.9 million in insurance recoveries (see Note 2) and a cumulative loss of $2.0 million from the adoption of Statement of Financial Accounting Standard (SFAS) No. 133 (see Note 9). By comparison, earnings for the first quarter of 2000 were $20.7 million, or 26 cents per share, before pre-tax, non-recurring charges of $2.1 million ($1.3 million, or 1 cent per share, after taxes). After non-recurring charges and the cumulative effect of accounting change, 2001 first quarter net income was $14.2 million, or 18 cents per share, compared with 2000 first quarter net income of $19.4 million, or 25 cents per share.

         Earnings before non-recurring items were lower in the 2001 first quarter than in the corresponding 2000 period principally as a result of higher energy-related costs, combined with the anticipated temporary impact of lower production volumes and higher costs associated with the transition to total mine-for-leach production at our Morenci, Arizona, operation.

         The COMEX spot price per pound of copper cathode, primarily upon which we base our selling price, averaged 82 cents in the 2001 first quarter, compared with 82 cents in the corresponding 2000 period. From April 1 to May 4, 2001, the COMEX price averaged 76 cents per pound, closing at 78 cents on May 4, 2001.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production is approximately 2.3 billion pounds of copper. Accordingly, each 1 cent per pound change in our average annual realized copper price, or in our average annual unit production costs, causes a variation in annual operating income before taxes of approximately $23 million.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on March 31, 2001.

         On April 24, 2001, we announced a plan to improve operating income by $30 million in 2001, $100 million in 2002, and $150 million annually beginning in 2003. The operating income improvements will be achieved primarily through a restructuring of our professional, administrative and operations support functions.

         We will transition to shared service models to provide consistent and more efficient delivery of human resources, information systems, accounting and finance, legal, engineering, environmental, training and other professional services at our operating units. The redesign and consolidation of some functions, as well as business process streamlining, program reductions and the elimination of 500 positions, will occur during the shift to shared service models.

         Employees at Phelps Dodge Mining Company operations and corporate and administrative offices throughout North and South America will be affected by restructuring-related job reductions. The elimination of these positions is unrelated to the March 26, 2001, renewal of the Worker Adjustment and Retraining Notification (WARN) Act notices announced on January 25, 2001, to 2,350 employees of our Chino, Tyrone and Sierrita facilities. We anticipate the jobs of some employees at these operations will be impacted as shared services become fully operational.

         Business Segments

         Results for 2001 and 2000 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, mar-keting and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. Phelps Dodge Industries includes our specialty chemicals segment and our wire and cable segment.

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


                                              First Quarter
                                            ------------------
                                             2001        2000
Copper production (thousand short tons):
   Total production ....................     359.2       371.8
   Less minority participants' shares *       65.0        67.4
                                            ------      ------
   Net Phelps Dodge share ..............     294.2       304.4
                                            ======      ======

Copper sales (thousand short tons):
   Net Phelps Dodge share
     from own mines ....................     289.7       315.4
   Purchased copper ....................     113.8        99.0
                                            ------      ------
   Total copper sales ..................     403.5       414.4
                                            ======      ======

COMEX:
Average spot price per pound -
   copper cathodes .....................    $  0.82        0.82

Molybdenum concentrate production
   (million pounds) ....................      14.7        12.7
Molybdenum sales (million pounds) ......      15.1        16.4

Metals Week:
Molybdenum oxide price per pound .......    $  2.25        2.54

                                               (in millions)

Sales and other operating revenues
   - unaffiliated customers ............    $726.5       753.4

Operating income .......................    $ (5.1)       68.3


* Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, and (iii) the 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporacion Nacional del Cobre de Chile (CODELCO).


         PD Mining - Sales

         PD Mining sales and other operating revenues to unaffiliated customers decreased by $26.9 million, or 4 percent, in the 2001 first quarter compared with the corresponding 2000 period. This variance primarily reflected lower U.S. copper, gold, silver and molybdenum sales volumes of approximately $69 million, partially offset by higher international sales volumes of approximately $44 million.

         PD Mining - Operating Income

         PD Mining reported an operating loss of $5.1 million in the 2001 first quarter, compared with operating income of $68.3 million in the corresponding 2000 period. This decrease primarily reflected higher copper production costs (approximately $54 million), lower sales volumes of PD-mined copper (approximately $7 million) and slightly lower realized selling prices (approximately $7 million). The costs increases primarily resulted from higher energy costs of approximately $39 million, the anticipated temporary effects of lower production and higher costs associated with transitioning to total mine-for-leach production at Morenci of approximately $3 million and higher depreciation of approximately $3 million.

         In the 2001 first quarter, copper unit production costs were adversely impacted by the effects of abnormally high spot prices for energy. In total, higher energy costs increased our first quarter 2001 cash costs per pound of copper by approximately 6 cents relative to those experienced in the first quarter of 2000.

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During much of 2000 and through the first quarter of 2001, our Arizona and New Mexico operations were adversely affected by significantly higher costs for electricity, diesel fuel and natural gas.

         Beginning in the spring of 2000, the combination of a power supply/demand imbalance in California, higher natural gas prices, a drought in the U.S. Pacific Northwest (a region that has provided a significant amount of hydroelectric power to California and the Southwest U.S.) and service interruptions at several California power plants due to both scheduled and unscheduled maintenance, caused a shortage of electricity in the western United States that resulted in extremely high spot electricity prices. While peak spot electricity prices have improved moderately in the first quarter of 2001, prices remain high relative to historical levels and continue to impact adversely production costs at our Southwest U.S. mines. It is expected that spot electricity prices will continue to exceed historical levels for the foreseeable future and, accordingly, the cost structure of our Southwest U.S. mines will be impacted adversely. In the first quarter of 2001, approximately 15 percent of our Arizona and New Mexico power consumption was priced relative to the spot electricity market. As a result of the implementation of the power cost stabilization plan, announced on March 26, 2001, which includes expansion of internal generating capacity, alternating production curtailments at our Tyrone, New Mexico, operation and our Sierrita and Bagdad operations in Arizona, and curtailments at our Chino, New Mexico, operation, our exposure to the spot electricity market is not expected to be material.

         In the 2001 first quarter, diesel fuel prices were adversely impacted by rising global oil prices and the shortage of refining capacity in certain parts of the United States that began in 2000. To mitigate our exposure to increases in diesel fuel prices, we initiated a diesel fuel price protection program in December 2000. The objective of the program is to protect against a significant upward movement in diesel fuel prices while retaining the opportunity to benefit from any downward price movement. To implement these objectives, we purchased call options settled at the average price for the option period representing approximately 50 percent of planned second quarter 2001 diesel fuel consumption for the Arizona and New Mexico properties.

         Natural gas prices in the United States also increased significantly during 2000 and through the first quarter of 2001 due to low levels of supply. To mitigate our exposure to further increases in the price of natural gas, we initiated a natural gas price protection program during the first quarter of 2001. The objective of the program is to protect against a significant upward movement in natural gas prices while retaining the opportunity to benefit from any downward price movement. To implement these objectives, we purchased call options for natural gas covering approximately 64 percent of our budgeted natural gas consumption for the Arizona, New Mexico and Texas operations for the months of April through October 2001. Purchase of these call options allows for full participation in downward price movements.

         PD Mining - Other Matters

         After a review of the near-term market outlook for energy prices and a thorough analysis of the molybdenum market, we announced on January 25, 2001, that we would notify all 2,350 employees at our Chino and Tyrone, New Mexico, and Sierrita, Arizona, operations of the possibility of production curtailments. The possible production curtailments are attributable primarily to high energy-related costs at the New Mexico facilities, and a combination of low molybdenum prices and high energy costs at the Sierrita facility. All affected employees and the unions representing some of the employees at Chino have received Worker Adjustment and Retraining Notification (WARN) Act letters advising them that production curtailments could become effective following the legally required, 60-day notification period.

         On March 26, 2001, we announced actions that will reduce electricity-related costs at our U.S. mining operations. Production at portions of our Chino operation are expected to be curtailed at least through the end of 2001 impacting approximately 130 Chino workers. We will also implement 30-to-60 day, alternating production curtailments during the third quarter at our Tyrone, Sierrita, and Bagdad, Arizona operations. To further manage electricity costs, we have negotiated an additional 60-megawatt, firm power contract and have begun construction of a 40-megawatt, co-generation power plant in New Mexico, which is scheduled to be operational in August 2001.

          Due to continuing economic uncertainties, including the on-going volatility of the electrical power, copper and molybdenum markets, we renewed, for an additional period of less than 60 days, the Worker Adjustment and Retraining Notification (WARN) Act notices announced on January 25, 2001, to the 2,350 employees of the Chino, Tyrone and Sierrita facilities.

         Unrelated to electricity costs, we also announced we would reduce molybdenum production at our Henderson operation in Colorado through 30-to-90 day shift curtailments, which will occur between June and August.

         The collective curtailments are expected to reduce our 2001 copper production by 175 million pounds (including our partner's share at Chino) and molybdenum production by 7 million pounds. Our concentrate and sulfuric acid supplies will remain in balance. Our copper refining, rod production and molybdenum processing facilities generally will be unaffected by the curtailments. However, changes in economic conditions, including copper and molybdenum prices, could alter the timing and length of the curtailments as well as the number of affected employees.

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

         In December 2000, we announced our intention to explore strategic alternatives for, including the potential sale of, PD Industries. On May 3, 2001, we announced our termination of the sale process, noting that after months of extensive discussions with interested parties, it is clear the current economic environment will not deliver transactions for our specialty chemicals and wire and cable businesses that offer appropriate value to our shareholders.


                                       First Quarter
                                      ---------------
                                       2001     2000
                                      ------   ------
                                       (in millions)
Sales and other operating revenues
   - unaffiliated customers:
   Specialty chemicals ...........    $161.5    154.9
   Wire and cable ................     212.7    211.4
                                      ------   ------
                                       374.2    366.3
                                      ======   ======

Operating income:
   Specialty chemicals ...........    $ 20.2     24.7
   Wire and cable* ...............       6.5      2.2
                                      ------   ------
                                        26.7     26.9
                                      ======   ======

----------
* The 2000 first quarter includes a $2.1 million pre-tax charge associated with the restructuring plan initiated in 1999.


         PD Industries - Operating Income

         PD Industries reported 2001 first quarter operating income of $26.7 million. Operating income in the 2000 first quarter was $29.0 million, before non-recurring, pre-tax charges of $2.1 million for costs associated with the restructuring plan initiated in 1999.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Provision for Taxes on Income

         The effective tax rate on earnings before non-recurring items was 73 percent in the 2001 first quarter. That rate is based on our full-year earnings forecast reflecting an average COMEX copper price of 85 cents per pound and a blend of our worldwide tax rates. It exceeds an expected tax rate of 37 percent as certain operations are generating losses that do not currently result in the recognition of any tax benefit, while other operations are generating taxable income.

         Our forecast for the average COMEX copper price will be reviewed from time to time, which may result in changes to the projected full-year earnings and associated income tax estimates. Such changes and estimates may also result in significant adjustments to the effective tax rate that we recognize in any subsequent period.

CHANGES IN FINANCIAL CONDITION

         Working Capital

         During the 2001 first quarter, net working capital balances (excluding cash and cash equivalents and debt) increased $97.7 million. This increase resulted primarily from:

         - an $80.6 million increase in accounts receivable primarily due to the recognition of insurance recoveries associated with historic environmental liability claims ($39.3 million - see Note 2), a large cash sale ($25.0 million) at year-end 2000 and a $14.6 million increase due to tax benefits recognized on first quarter losses that will likely be reversed in subsequent periods;

         - a $23.0 million increase in inventories and supplies due to a temporary increase of $13.3 million in copper inventories at U.S. mining properties (including a temporary increase during the conversion of Morenci to mine-for-leach processing), and an increase of $9.7 million at PD Industries primarily associated with higher inventory levels to support increased business activity; and

         - a $26.4 million increase in accounts payable and accrued expenses primarily due to a $33.9 million increase in interest payable associated with debt for which semi-annual payments are made in the second and fourth quarters.

         Debt

         At March 31, 2001, our total debt was $2,850.2 million, compared with $2,687.7 million at year-end 2000. Our ratio of debt to total capitalization was
47.9 percent at March 31, 2001, compared with 45.7 percent at December 31, 2000. The increase principally represented $188.3 million in additional short-term borrowings under our commercial paper program.

         In order to reduce interest costs and better coordinate debt maturities with potential growth opportunities, we may, from time to time, repurchase or refinance our debt securities through open market purchases, privately negotiated transactions or otherwise. Any such repurchases or refinancings will depend upon market conditions, our cash availability and requirements, and the availability of replacement debt or equity financing on acceptable terms.

         Capital Expenditures and Investments

         Capital expenditures and investments during the 2001 first quarter were $63.9 million for PD Mining, $53.2 million for PD Industries (including $44.8 million for the contractually obligated acquisition of the remaining 40 percent minority share of our wire and cable manufacturing operation in Brazil - see
Note 5) and $6.4 million for Corporate and other. Capital expenditures and investments in the corresponding 2000 period were $44.9 million for PD Mining, $11.6 million for PD Industries and $13.2 million for Corporate and other. We expect capital expenditures and investments for the year 2001 to be approximately $265 million for PD Mining, approximately $100 million for PD Industries, and approximately $35 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves.

         Dividends

         On March 9, 2001, we paid a regular quarterly dividend of 50 cents per share on our common shares for the 2001 first quarter; the total amount paid was $39.4 million.

         On May 2, 2001, we declared a dividend of 12.5 cents per common share for the 2001 second quarter. This represents a 75 percent decrease from the first quarter amount. The second quarter dividend is payable on June 8, 2001, to shareholders of record at the close of business on May 18, 2001.

         Other Matters

         For a discussion of new accounting standards, please refer to Notes 3 and 9 to the consolidated financial information.

Part II. Other Information

Item 1.  Legal Proceedings

         The Company's wholly owned subsidiary, Cyprus Amax Minerals Company, filed suit in an action entitled Cyprus Amax Minerals Company v. Asarco Incorporated, 99 Civ. 11198 (JSM), on November 9, 1999, in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Asarco breached a merger agreement and subsequent agreement between Cyprus and Asarco by soliciting an alternative takeover proposal for Asarco from another company. On March 14, 2001, the Court denied the motion by Asarco Incorporated ("Asarco") for judgment on the pleadings pursuant to Fed. R. Civ. P. 12(c). On April 10, 2001, Asarco filed an amended answer and counterclaims against Cyprus and the Company for recovery of a $30 million termination fee paid to the Company in October 1999 and for other unspecified damages related to the bidding process for Asarco.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

         (b) No reports on Form 8-K were filed by us during the quarter ended March 31, 2001.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PHELPS DODGE CORPORATION
                            ------------------------
                           (Corporation or Registrant)


Date: May 9, 2001               By: Stanton K. Rideout
                                    ------------------
                                    Stanton K. Rideout
                              Vice President and Controller
                             (Principal Accounting Officer)

Index to Exhibits

12       Computation of ratios of total debt to total capitalization.

15 Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.