Form 10-Q
period 2001-06-30
PHELPS DODGE CORP
filed 2001-08-14
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

2600 North Central Avenue, Phoenix, AZ 85004-3089

Registrant’s telephone number: (602) 234-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No    . Number of Common Shares outstanding at August 10, 2001: 78,705,035 shares.

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
EX-12
EX-15

- i -

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2001

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited; in millions except per share data)

	Second Quarter		First Six Months

	2001	2000	2001	2000

Sales and other operating revenues	$1,063.5	1,112.9	2,164.2	2,232.6

Operating costs and expenses

Cost of products sold	897.5	895.2	1,831.2	1,768.6

Depreciation, depletion and amortization	121.3	119.1	237.8	238.5

Selling and general administrative expense	31.5	34.8	63.7	67.0

Exploration and research expense	17.1	14.4	31.9	27.2

Non-recurring items, net (see Note 2)	13.3	44.2	(17.6)	46.3

	1,080.7	1,107.7	2,147.0	2,147.6

Operating income (loss)	(17.2)	5.2	17.2	85.0

Interest expense	(55.5)	(54.0)	(108.9)	(109.4)

Capitalized interest	—	0.9	0.6	1.3

Miscellaneous income and expense, net	10.9	5.0	14.6	11.4

Loss before taxes, minority interests, equity in net earnings (loss) of affiliated companies and cumulative effect of accounting change	(61.8)	(42.9)	(76.5)	(11.7)

(Provision) benefit for taxes on income	(47.4)	5.9	(14.1)	(5.3)

Minority interests in consolidated subsidiaries	(1.3)	(1.5)	(2.9)	(2.9)

Equity in net earnings (loss) of affiliated companies	—	0.7	(0.8)	1.5

Loss before cumulative effect of accounting change	(110.5)	(37.8)	(94.3)	(18.4)

Cumulative effect of accounting change	—	—	(2.0)	—

Net loss	$(110.5)	(37.8)	(96.3)	(18.4)

Average number of shares outstanding – basic	78.5	78.4	78.5	78.4

Basic loss per share before cumulative effect of accounting change	$(1.41)	(0.48)	(1.20)	(0.23)

Cumulative effect of accounting change	—	—	(0.03)	—

Basic loss per share	$(1.41)	(0.48)	(1.23)	(0.23)

Average number of shares outstanding – diluted	78.5	78.4	78.5	78.4

Diluted loss per share before cumulative effect of accounting change	$(1.41)	(0.48)	(1.20)	(0.23)

Cumulative effect of accounting change	—	—	(0.03)	—

Diluted loss per share	$(1.41)	(0.48)	(1.23)	(0.23)

See Notes to Consolidated Financial Information

CONSOLIDATED BALANCE SHEET

(Unaudited; in millions except share values)

	June 30,	December 31,
	2001	2000

Assets

Cash and cash equivalents	$364.0	250.0

Accounts receivable, net	535.3	528.7

Inventories and supplies	597.3	602.7

Prepaid expenses and other current assets	134.2	126.2

Current assets	1,630.8	1,507.6

Net property, plant and equipment and other assets	6,178.6	6,278.1

Non-current deferred income taxes	47.4	45.1

	$7,856.8	7,830.8

Liabilities

Short-term debt	$60.0	518.2

Current portion of long-term debt	369.1	206.5

Accounts payable and accrued expenses	647.2	669.8

Income taxes	14.7	23.4

Dividends payable	9.8	—

Current liabilities	1,100.8	1,417.9

Long-term debt	2,538.0	1,963.0

Deferred income taxes	451.3	439.0

Other liabilities and deferred credits	815.1	814.2

	4,905.2	4,634.1

Minority interests in consolidated subsidiaries	59.4	91.7

Common shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 78.7 outstanding in 2001 and 2000	491.9	491.9

Capital in excess of par value	1,017.4	1,017.7

Retained earnings	1,676.4	1,831.7

Accumulated other comprehensive loss	(285.4)	(226.4)

Other	(8.1)	(9.9)

	2,892.2	3,105.0

	$7,856.8	7,830.8

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; in millions)

	Six Months ended June 30,

	2001	2000

Operating activities

Net loss	$(96.3)	(18.4)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion and amortization	237.8	238.5

Deferred income taxes	7.6	6.8

Equity earnings (loss) net of dividends received	1.3	(0.4)

Non-recurring items and provisions (see Note 2)	(21.4)	53.5

Changes in current assets and liabilities:

Accounts receivable	(19.1)	(18.4)

Inventories	(1.2)	42.2

Supplies	(0.4)	(1.4)

Prepaid expenses	(7.5)	(7.8)

Deferred income taxes	0.1	(0.1)

Interest payable	5.8	(12.4)

Other accounts payable	0.1	(5.4)

Income taxes	(7.9)	(21.2)

Other accrued expenses	(20.0)	(58.2)

Other adjustments, net	(1.6)	(32.8)

Net cash provided by operating activities	77.3	164.5

Investing activities

Capital outlays	(146.1)	(151.9)

Capitalized interest	(0.6)	(1.1)

Investment in subsidiaries and other	(47.0)	(12.7)

Proceeds from asset dispositions and other, net	(1.1)	149.7

Net cash used in investing activities	(194.8)	(16.0)

Financing activities

Increase in debt	1,175.2	22.0

Payment of debt	(887.2)	(80.4)

Common dividends	(49.2)	(78.7)

Other, net	(7.3)	0.7

Net cash provided by (used in) financing activities	231.5	(136.4)

Increase in cash and cash equivalents	114.0	12.1

Cash and cash equivalents at beginning of period	250.0	234.2

Cash and cash equivalents at end of period	$364.0	246.3

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

	Common Shares				Accumulated
			Capital in		Other		Common
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2000	78.7	$491.9	$1,017.7	$1,831.7	($226.4)	($9.9)	$3,105.0

Stock options exercised	—	—	0.4	—			0.4

Restricted shares issued, net	—	—	(0.7)	—		1.8	1.1

Dividends on common shares				(59.0)			(59.0)

Comprehensive income (loss):

Net loss				(96.3)			(96.3)

Other comprehensive income (loss), net of tax:

Translation adjustment					(46.1)		(46.1)

Cumulative effect of accounting change					(7.1)		(7.1)

Net loss on derivative instruments					(5.9)		(5.9)

Unrealized gains on securities					0.1		0.1

Other comprehensive loss					(59.0)		(59.0)

Comprehensive loss							(155.3)

Balance at June 30, 2001	78.7	$491.9	$1,017.4	$1,676.4	($285.4)	($8.1)	$2,892.2

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; in millions)

						Corporate,
		PD Industries				Unallocated
	Phelps					&
	Dodge	Specialty	Wire &		Segment	Reconciling
	Mining	Chemicals	Cable	Total	Subtotal	Eliminations	Totals

Second Quarter 2001

Sales & other operating revenues:

Unaffiliated customers	$712.9	148.0	202.6	350.6	1,063.5	—	1,063.5

Intersegment	30.5	—	—	—	30.5	(30.5)	—

Depreciation, depletion and amortization	(96.2)	(11.1)	(12.0)	(23.1)	(119.3)	(2.0)	(121.3)

Non-recurring items, net	(10.0)	—	(3.3)	(3.3)	(13.3)	—	(13.3)

Operating income (loss)	(21.3)	18.2	4.4	22.6	1.3	(18.5)	(17.2)

Assets at June 30	5,920.2	744.3	678.5	1,422.8	7,343.0	513.8	7,856.8

Second Quarter 2000

Sales & other operating revenues:

Unaffiliated customers	$753.9	150.1	208.9	359.0	1,112.9	—	1,112.9

Intersegment	58.2	—	1.0	1.0	59.2	(59.2)	—

Depreciation, depletion and amortization	(91.6)	(11.8)	(14.2)	(26.0)	(117.6)	(1.5)	(119.1)

Non-recurring items, net	(5.2)	—	(39.0)	(39.0)	(44.2)	—	(44.2)

Operating income (loss)	38.1	26.4	(37.9)	(11.5)	26.6	(21.4)	5.2

Assets at June 30	6,256.2	779.5	711.9	1,491.4	7,747.6	225.0	7,972.6

First Six Months 2001

Sales & other operating revenues:

Unaffiliated customers	$1,439.4	309.5	415.3	724.8	2,164.2	—	2,164.2

Intersegment	88.8	—	—	—	88.8	(88.8)	—

Depreciation, depletion and amortization	(188.5)	(22.6)	(24.1)	(46.7)	(235.2)	(2.6)	(237.8)

Non-recurring items, net	(10.0)	—	(3.3)	(3.3)	(13.3)	30.9	17.6

Operating income (loss)	(26.4)	38.4	10.9	49.3	22.9	(5.7)	17.2

Assets at June 30	5,920.2	744.3	678.5	1,422.8	7,343.0	513.8	7,856.8

First Six Months 2000

Sales & other operating revenues:

Unaffiliated customers	$1,507.3	305.0	420.3	725.3	2,232.6	—	2,232.6

Intersegment	118.9	—	1.0	1.0	119.9	(119.9)	—

Depreciation, depletion and amortization	(183.2)	(23.2)	(29.3)	(52.5)	(235.7)	(2.8)	(238.5)

Non-recurring items, net	(5.2)	—	(41.1)	(41.1)	(46.3)	—	(46.3)

Operating income (loss)	106.4	51.1	(35.7)	15.4	121.8	(36.8)	85.0

Assets at June 30	6,256.2	779.5	711.9	1,491.4	7,747.6	225.0	7,972.6

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1.	General Information

The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Phelps Dodge Corporation’s (the Company, which may be referred to as Phelps Dodge, the Corporation, we, us or ours) Form 10-K for the year ended December 31, 2000. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

The results of operations for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Restructuring Charges and Non-Recurring Items

In the second quarter of 2001, we announced a plan to improve operating income by $30 million in 2001, $100 million in 2002, and $150 million annually beginning in 2003. These improvements will be achieved through a restructuring of our professional, administrative and operations support functions, as well as various other operational improvements. This restructuring contemplated the elimination of 500 positions. As of June 30, 2001, 480 positions were eliminated. Additionally, we announced and implemented a layoff of approximately 80 employees at our Tyrone, New Mexico operation for an indefinite period.

In the second quarter of 2001, net non-recurring items of $7.5 million were recognized consisting of an $11.3 million restructuring charge primarily for employee severance and benefit costs associated with the above-mentioned operational improvement plan. The restructuring charge was partially offset by a net gain of $3.8 million comprising (i) additional recoveries associated with settlements reached with several insurance companies on historic environmental liability claims, net of fees and expenses, (ii) the write-down of the closed Hopkinsville, Kentucky, magnet wire facility, and (iii) other net non-recurring items.

In the first quarter of 2001, a non-recurring, gain of $30.9 million (net of fees and expenses) was recognized consisting of recoveries associated with settlements reached with several insurance companies on historic environmental liability claims. It is our policy to recognize recoveries of environmental expenditures or costs from insurance companies or other parties when they become probable.

The following schedules summarize the non-recurring items for the second quarter and six months ended June 30, 2001:

(Unaudited; gains/(losses) in millions except per share)

	2001 Second Quarter

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Non-recurring items, net:

April 2001 operating income improvement plan	$(11.3)	(11.3)	(0.14)

Hopkinsville plant write-down	(3.3)	(3.3)	(0.04)

Environmental insurance recoveries	7.2 *	7.2	0.09

Other	(5.9)	(5.9)	(0.08)

	(13.3)	(13.3)	(0.17)

Miscellaneous income and expense, net:

Interest income on prior years’ tax refunds	4.3	4.3	0.05

Other	1.5	1.5	0.02

	5.8	5.8	0.07

Total	$(7.5)	(7.5)	(0.10)

(Unaudited; gains/(losses) in millions except per share)

	Six Months Ended June 30, 2001

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Non-recurring items, net:

April 2001 operating income improvement plan	$(11.3)	(11.3)	(0.14)

Hopkinsville plant write-down	(3.3)	(3.3)	(0.04)

Environmental insurance recoveries	38.1 *	38.1	0.49

Other	(5.9)	(5.9)	(0.08)

	17.6	17.6	0.23

Miscellaneous income and expense, net:

Interest income on prior years’ tax refunds	4.3	4.3	0.05

Other	1.5	1.5	0.02

	5.8	5.8	0.07

Cumulative change in accounting principle	(2.0)	(2.0)	(0.03)

Total	$21.4	21.4	0.27

*	Net of fees and expenses of $10.5 million for the first six months and $2.1 million in the second quarter of 2001.

In the second quarter of 2000, we announced a plan to reduce operating costs and restructure operations at our mining and wire and cable segments. This plan comprised the following actions: (i) curtailing higher cost production at the Miami copper mine in Arizona and reducing production at the Henderson molybdenum mine in Colorado; (ii) ceasing production at two wire and cable plants in Venezuela; (iii) initiating the closure of a telephone cable operation in El Salvador, and (iv) recognizing impairment charges for our wire and cable operations in Austria and the Philippines.

Non-recurring, pre-tax items in the second quarter of 2000 totaled $52.0 million ($42.3 million, or 54 cents per share, after taxes) consisting of a $41.3 million restructuring charge as mentioned above, ongoing costs related to the June 30, 1999, wire and cable restructuring plan, and a tax refund and associated interest resulting from settlement of the Company’s 1990 and 1991 income tax audits.

In the 2000 first quarter, our wire and cable segment incurred pre-tax charges of $2.1 million associated with the 1999 restructuring plan ($1.3 million, or 1 cent per share, after taxes).

The following schedules summarize the non-recurring items for the second quarter and six months ended June 30, 2000:

(Unaudited; gains/(losses) in millions except per share)

	2000 Second Quarter

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Cost of products sold:

Wire and cable working capital write-downs	$(6.4)	(6.4)	(0.08)

	(6.4)	(6.4)	(0.08)

Non-recurring items, net:

PD Mining curtailments	(5.2)	(3.3)	(0.04)

Wire and cable closure/impairments	(36.1)	(33.6)	(0.43)

Additional June 30, 1999 restructuring	(2.9)	(1.9)	(0.02)

	(44.2)	(38.8)	(0.49)

Miscellaneous income and expense, net:

Interest income on prior years’ tax refunds	5.8	3.6	0.04

Philippines investment impairment	(7.2)	(7.2)	(0.09)

	(1.4)	(3.6)	(0.05)

Provision for taxes on income:

Income tax refund	—	6.5	0.08

	—	6.5	0.08

Total	$(52.0)	(42.3)	(0.54)

(Unaudited; gains/(losses) in millions except per share)

	Six Months Ended June 30, 2000

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Cost of products sold:

Wire and cable working capital write-downs	$(6.4)	(6.4)	(0.08)

	(6.4)	(6.4)	(0.08)

Non-recurring items, net:

PD Mining curtailments	(5.2)	(3.3)	(0.04)

Wire and cable closure/impairments	(36.1)	(33.6)	(0.43)

Additional June 30, 1999 restructuring	(5.0)	(3.2)	(0.04)

	(46.3)	(40.1)	(0.51)

Miscellaneous income and expense, net:

Interest income on prior years’ tax refunds	5.8	3.6	0.04

Philippines investment impairment	(7.2)	(7.2)	(0.09)

	(1.4)	(3.6)	(0.05)

Provision for taxes on income:

Income tax refund	—	6.5	0.08

	—	6.5	0.08

Total	$(54.1)	$(43.6)	(0.56)

On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by curtailing higher-cost copper production, selling a non-core mining unit, restructuring certain wire and cable assets, and suspending operations of a carbon black plant.

The following table presents a roll-forward of the liabilities incurred in connection with the restructuring plans, which were all reflected as current liabilities in our consolidated balance sheet:

			(Payments/
	12/31/00	Additions*	Deductions)**	6/30/01

PD Mining:

Employee Severance and Relocation	$2.0	4.1	(4.1)	2.0

Mothballing/Take or Pay Contracts	2.5		(0.5)	2.0

	4.5	4.1	(4.6)	4.0

PD Industries:

Wire and Cable

Employee Severance and Relocation	0.4		(0.2)	0.2

Take or Pay Contracts	2.0		(0.9)	1.1

Plant Removal & Dismantling	3.8		(1.3)	2.5

	6.2	—	(2.4)	3.8

Specialty Chemicals

Disposal & Dismantling	1.3		(1.0)	0.3

Environmental	0.7		(0.1)	0.6

	2.0	—	(1.1)	0.9

	8.2	—	(3.5)	4.7

Corporate & Other:

Employee Severance and Relocation	—	0.9	(0.3)	0.6

	—	0.9	(0.3)	0.6

Total	$12.7	5.0	(8.4)	9.3

*	Additions exclude $6.3 million of pension and other post retirement charges for the 2001 restructuring, included in long-term liabilities.

**	Of the $8.4 million in payments, $5.8 million relates to payments for the 1999 and 2000 restructuring.

3.	Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS Nos. 141 and 142, business combinations initiated after June 30, 2001, will be required to be accounted for using the purchase method and goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40 year ceiling. SFAS No. 142 is required to be adopted by the Company on January 1, 2002.

We are in the process of evaluating the effect that SFAS No. 142 will have on our financial reporting and disclosures and are developing procedures to effect its implementation. As of June 30, 2001, we had goodwill of $147.7 million, net of accumulated amortization of $39.4 million.

See Note 9 for discussion on adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

4.	Environmental Matters

As of December 31, 2000, we had a reserve balance of $307.1 million for estimated future costs associated with environmental matters. During the first six months of 2001, net spending against that reserve totaled $14.6 million. As of June 30, 2001, the reserve balance was $292.5 million.

We have contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies, please see our Form 10-K for the year ended December 31, 2000, and Note 18 to the Consolidated Financial Statements included therein.

5.	Acquisitions

In January 2001, Alcoa Aluminio, S.A. exercised a put option that required Phelps Dodge or a designee company to acquire the 40 percent minority interest in Alcoa Fios e Cabos Electricos, S.A., our wire and cable facility in Brazil, in which we had a 60 percent interest (prior to acquiring the 40 percent minority interest). The transaction closed in March 2001. The final settlement price of $44.8 million has been allocated to goodwill ($13.0 million), fixed assets ($3.2 million), other net assets ($1.3 million) and minority interests in consolidated subsidiaries ($27.3 million).

6.	Contingencies

On July 6, 2001, the New Mexico Environment Department and the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department (the State) publicly released their respective draft permit conditions for proposed “closure” and “closeout” plans for our Chino Mines (Hurley), New Mexico operation. Draft conditions for our Tyrone operations are expected in the latter half of August 2001. The Company believes the scope of work in the State’s draft permit conditions significantly exceeds that necessary to ensure environmental protection and public health and safety as required by State law, and fails to recognize appropriate waiver provisions available under the New Mexico Mining Act for existing operations. As such, the reclamation work proposed by the State is significantly greater in scope than that proposed by the Company and, therefore, the associated costs estimated by the State of $759 million (assuming use of third-party contractors) far exceed the Company’s estimates of $99 million (assuming use of third-party contractors), which are based on many years of technical and engineering studies. Under State law, the Company must provide financial assurance for the “estimated reclamation costs” as set forth in the final plan by December 31, 2001.

During August 2001, the State will hold a public hearing and receive public comments on the draft plans. The Company will continue to explore all available avenues and processes to obtain reasonable and final closure and closeout plans that are based on a sound understanding of the applicable science and regulations, and that consider the specific characteristics of the sites as required by law.

7.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares were issued. The average number of diluted common shares outstanding for the quarter and six-month period ended June 30, 2001, excludes 0.2 million of restricted stock issued to employees as these shares were anti-dilutive. The average number of diluted common shares outstanding for the quarter and six-month period ended June 30, 2000, excluded 0.3 million of restricted stock issued to employees and 0.1 million of employee stock options as these shares were anti-dilutive.

Stock options excluded from the computation of diluted earnings per share because option prices exceeded the market value of the Company’s stock were as follows (in millions, except for option price):

	Second Quarter		First Six Months

	2001	2000	2001	2000

Outstanding options	7.8	6.6	7.7	6.5

Average option price	$43.74	45.98	45.20	50.53

8.	Provision for Taxes on Income

During the second quarter, the Company revised its 2001 full-year COMEX copper price outlook to 75 cents per pound from the original forecast of 85 cents per pound for purposes of estimating its 2001 full-year income tax provision and effective tax rate. Currently, the Company’s estimated income tax expense principally results from taxes on earnings at international operations that cannot be offset by losses at domestic operations. As a result of the revised copper price outlook and the resultant change in the mix of taxes and earnings, the Company is providing income taxes based on earnings at its international operations at an effective 31 percent tax rate. Applying the revised effective tax rate on international earnings retroactively to the 2001 first quarter, the 2001 second quarter included an additional tax charge of $41.7 million, or 53 cents per share.

Our forecast for the average COMEX copper price and other factors will be reviewed from time to time, which may result in changes to the projected full-year earnings and associated income tax estimates. Such changes and estimates may also result in significant adjustments to the effective tax rate that we recognize in any subsequent period.

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

Effective January 1, 2001, Phelps Dodge adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair values of outstanding derivative instruments are recorded on the balance sheet. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction to income of $2.0 million ($2.0 million after-tax) and a cumulative pre-tax reduction to Other Comprehensive Income (OCI) of $7.1 million ($7.1 million after-tax).

Phelps Dodge evaluates hedge effectiveness by formally measuring, at least quarterly, the correlation of changes in the fair value or expected future cash flows of the hedged risk between the hedged item and the hedge instrument. The ineffective portions are recorded in earnings in the current period (which were not material in the second quarter or first six months of 2001). If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in earnings (none in the second quarter or first six months of 2001).

Changes in the fair value of derivatives are recorded in current earnings or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge and the effectiveness of the hedge. A summary of the derivative instruments we hold follows.

Fair Value Hedges

The following hedges qualify as “fair value” hedges. As a result, the fair values of derivatives and changes in the fair values of the underlying hedged items are reported in the balance sheet. Changes in the fair values of these derivatives and underlying hedged items are recorded to other income and expense or sales each period and generally offset one another. There were no existing arrangements that ceased to qualify as a fair value hedge in the second quarter of 2001.

Copper

Some of our wire, cathode and rod (collectively, copper) customers request a fixed sales price instead of the COMEX or London Metal Exchange (LME) average price in the month of shipment or receipt. As a convenience to these customers, we enter into copper swap and futures contracts to hedge the sales in a manner that will allow us to receive the COMEX or LME average price in the month of shipment or receipt while our customers receive the agreed upon fixed price. A portion of our copper contracts did not meet all of the required criteria to be designated as fixed commitments under SFAS No. 133; therefore, a portion of our copper swap and futures contracts were not designated as hedging instruments.

Foreign Currency

Foreign currency transactions increase our risks because exchange rates can change between the time agreements are made and the time foreign currency related transactions are actually settled. One of the ways we manage these exposures is by entering into forward exchange contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect transactions for which we have a firm legal obligation. We do not enter into foreign exchange contracts for speculative purposes. In the process of protecting our transactions, we may use a number of offsetting currency contracts.

Interest Rates

During May 2001, we entered into interest rate swap contracts to convert $900 million of newly closed notes to floating-rate debt in order to take advantage of lower short-term interest rates currently available. On August 10, 2001, we unwound these interest rate swap agreements, resulting in a positive cash flow of $23.2 million. This amount will be amortized into earnings over the remaining life of the respective notes. We do not enter into interest rate swap contracts for speculative purposes.

Cash Flow Hedges

The following hedges qualify as “cash flow” hedges. As a result, the fair values of the derivatives are recorded on the balance sheet. The effective portion of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to cost of goods sold or interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge (there were no existing arrangements that ceased to qualify as a cash flow hedge in the second quarter of 2001).

As of June 30, 2001, we had $13.0 million of accumulated derivative losses included in OCI. For the six months ended June 30, 2001, we incurred $16.4 million in net derivative losses and reclassified $10.5 million into earnings.

Commodities

Phelps Dodge purchases diesel fuel and natural gas to supply our mine operations. The objective of the energy commodity price protection program is to minimize the effects of significant upward movement in energy commodity prices while retaining the opportunity to benefit from downward price movements. To implement these objectives, we may purchase and/or sell energy commodity option contracts. We do not purchase or sell energy commodity options for speculative purposes. In addition to hedging energy commodities, Phelps Dodge also enters into aluminum swap contracts to hedge aluminum ingot purchases needed in manufacturing cable contracted by customers.

Interest Rates

In some situations, we may enter into interest rate swap contracts to manage interest expense costs associated with floating-rate debt. We do not enter into interest rate swap contracts for speculative purposes.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of June 30, 2001, and for the three-month and six-month periods ended June 30, 2001 and 2000, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2001, and the related consolidated statements of operations, for each of the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000 and consolidated statement of common shareholders’ equity for the six-month period ended June 30, 2001. This financial information is the responsibility of the Corporation’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the year then ended (not presented herein), and in our report dated January 24, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Phoenix, Arizona
July 19, 2001

Item 2. Management’s Discussion and Analysis

     The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains “forward-looking statements” that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation cannot give assurance that such statements will prove to be correct. Please refer to the Management’s Discussion and Analysis sections of the Company’s report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     Earnings

     The Company had a consolidated loss in the 2001 second quarter of $103.0 million, or $1.31 per share, before restructuring charges and non-recurring items of $7.5 million, or 10 cents per share, after taxes. Restructuring costs of $11.3 million associated with the operational improvement plan announced on April 24, 2001, were partially offset by a net gain of $3.8 million comprising such items as net recoveries associated with insurance settlements and interest income on prior years’ tax refunds. The 2001 second quarter also included an incremental charge to the income tax provision totaling $41.7 million, or 53 cents per share, to reflect the Company’s copper price outlook for the year and the resultant estimated effective income tax rate. Earnings for the second quarter of 2000 were $4.5 million, or 6 cents per share, before restructuring charges and non-recurring items of $52.0 million ($42.3 million, or 54 cents per share, after taxes). After restructuring charges and non-recurring items, the 2001 second quarter net loss was $110.5 million, or $1.41 per share, compared with the 2000 second quarter net loss of $37.8 million, or 48 cents per share.

     Earnings before non-recurring items were lower in the second quarter of 2001 than in the second quarter of 2000 principally as a result of lower copper prices of approximately $36 million, higher costs associated with the transition to total mine-for-leach production at our Morenci, Arizona, operation of approximately $7 million, an incremental charge to the income tax provision of approximately $42 million and a decrease in our copper rod and specialty chemicals businesses due to continued economic weakness in North America of approximately $15 million.

     The Company had a consolidated loss for the six months ended June 30, 2001, of $117.7 million, or $1.50 cents per share, before a non-recurring net gain of $21.4 million ($21.4 million or 27 cents per share after taxes). Earnings for the six months ended June 30, 2000, were $25.2 million, or 32 cents per share, before after-tax, non-recurring charges of $43.6 million, or 56 cents per share as a result of the June 2000 and 1999 Restructuring Plans. After restructuring charges and non-recurring items, the consolidated loss for the six months ended June 30, 2001, was $96.3 million, or $1.23 per share, compared with a consolidated loss of $18.4 million or 23 cents per share in the corresponding 2000 period.

     Earnings before non-recurring items were lower in the first six months of 2001 than in the corresponding 2000 period principally as a result of lower copper prices of approximately $38 million, higher energy-related costs of approximately $39 million, combined with the anticipated temporary impact of lower production volumes and higher costs associated with the transition to total mine-for-leach production at our Morenci, Arizona, operation of approximately $20 million and a decrease in our copper rod and Phelps Dodge Industries businesses due to continued economic weakness in North America of approximately $17 million.

     The COMEX spot price per pound of copper cathode, primarily upon which we base our selling price, averaged 75 cents in the 2001 second quarter, compared with 80 cents in the corresponding 2000 period. From July 1 to August 10, 2001, the COMEX price averaged 69 cents per pound, closing at 66 cents on August 10, 2001.

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

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on June 30, 2001.

     In the second quarter of 2001, we announced a plan to improve operating income by $30 million in 2001, $100 million in 2002, and $150 million annually beginning in 2003. These improvements will be achieved through a restructuring of our professional, administrative and operations support functions, as well as various other operational improvements. This restructuring contemplated the elimination of 500 positions. As of June 30, 2001, 480 positions were eliminated. Additionally, we announced and implemented a layoff of approximately 80 employees at our Tyrone, New Mexico operation for an indefinite period.

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

	Second Quarter

	2001	2000

Copper production (thousand short tons):

Total production	357.8	367.4

Less minority participants’ shares*	64.0	64.9

Net Phelps Dodge share	293.8	302.5

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	310.3	307.8

Purchased copper	96.5	108.6

Total copper sales	406.8	416.4

COMEX:

Average spot price per pound – copper cathodes	$0.75	0.80

Molybdenum concentrate production (million pounds)	14.5	12.5

Molybdenum sales (million pounds)	14.7	15.5

Metals Week:

Molybdenum oxide price per pound	$2.46	2.62

	(in millions)

Sales and other operating revenues - unaffiliated customers	$712.9	753.9

Operating income (loss) (A) (B)	$(21.3)	38.1

	First Six Months

	2001	2000

Copper production (thousand short tons):

Total production	717.0	739.2

Less minority participants’ shares*	129.0	132.3

Net Phelps Dodge share	588.0	606.9

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	600.0	623.2

Purchased copper	210.3	205.8

Total copper sales	810.3	829.0

COMEX:

Average spot price per pound – copper cathodes	$0.79	0.81

Molybdenum concentrate production (million pounds)	29.2	25.2

Molybdenum sales (million pounds)	29.8	31.9

Metals Week:

Molybdenum oxide price per pound	$2.35	2.57

	(in millions)

Sales and other operating revenues - unaffiliated customers	$1,439.4	1,507.3

Operating income (loss) (A) (B)	$(26.4)	106.4

*	Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) the 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(A)	Includes a pre-tax, non-recurring charge of $10.0 million in the 2001 second quarter and the six months ended June 30, for the operational improvement plan announced April 24, 2001.

(B)	The 2000 second quarter and the six months ended June 30, includes a pre-tax charge of $5.2 million for the curtailment of copper and molybdenum mining activities.

     PD Mining —Sales

     PD Mining sales and other operating revenues to unaffiliated customers decreased by $41.0 million, or 5 percent, in the 2001 second quarter and by $67.9 million, or 5 percent, in the first six months of 2001 compared with the corresponding 2000 periods.

     The decrease in the second quarter was primarily a result of lower U.S. and international copper and molybdenum average selling prices of approximately $44 million. The decrease for the six-month period was primarily the result of lower U.S. and international copper and molybdenum average selling prices of approximately $58 million and lower U.S. and international copper sales volumes of approximately $13 million.

     PD Mining —Operating Income

     PD Mining reported an operating loss of $11.3 million in the 2001 second quarter before pre-tax, non-recurring charges of $10.0 million for restructuring charges, compared with operating income of $43.3 million in the 2000 second quarter before pre-tax, non-recurring charges of $5.2 million for the Miami and Henderson curtailments. For the first six months of 2001, PD Mining reported an operating loss of $16.4 million before pre-tax, non-recurring charges, compared with operating income of $111.6 million before pre-tax, non-recurring charges in the first six months of 2000. The decrease, compared with the corresponding 2000 periods, reflected lower COMEX copper prices, higher energy costs and the anticipated temporary effects of transitioning to total mine-for-leach production at Morenci.

     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During the second half of 2000 and through the second quarter of 2001, our Arizona and New Mexico operations were adversely affected by higher costs for electricity, diesel fuel and natural gas. However, as a result of the implementation of our power cost stabilization plan, announced on March 26, 2001, which includes expansion of internal generating capacity, alternating production curtailments at our Tyrone, New Mexico, operation and our Sierrita and Bagdad operations in Arizona, and curtailments at our Chino, New Mexico, operation, our exposure to the spot electricity market is not expected to be material and did not have a significant impact on production costs in the second quarter 2001.

     Additionally, to mitigate our exposure to increases in diesel fuel prices, we initiated a diesel fuel price protection program in December 2000. The objective of our program is to protect against a significant upward movement in diesel fuel prices while retaining the opportunity to benefit from any downward price movement. Option contracts have been purchased as of June 30, 2001, to protect approximately 38 percent of the projected second half of 2001 diesel fuel consumption for the Arizona and New Mexico properties.

     To mitigate our exposure to further increases in the price of natural gas, we initiated a natural gas price protection program during the first quarter of 2001. The objective of our program is to protect against a significant upward movement in natural gas prices while retaining the opportunity to benefit from any downward price movement. Option contracts have been purchased as of June 30, 2001, to protect approximately 50 percent of the projected July 2001 to March 2002 Arizona, New Mexico, Connecticut and Texas natural gas consumption.

     PD Mining —Other Matters

     On July 26, 2001, we announced we will not extend the Worker Adjustment and Retraining Notification (WARN) Act notices that were in effect through August 9 for approximately 1,065 employees at the Company’s Tyrone and Chino operations in New Mexico. The WARN Act notices initially were issued by the Company to more than 2,350 employees at its southwestern U.S. operations on January 25, and extended in late March. A portion of the Chino employees and the Tyrone workers received extensions of the WARN notices again in late May.

     On July 6, 2001, the New Mexico Environment Department and the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department (the State) publicly released their respective draft permit conditions for proposed “closure” and “closeout” plans for our Chino Mines (Hurley), New Mexico operation. Draft conditions for our Tyrone operations are expected in the latter half of August 2001. The Company believes the scope of work in the State’s draft permit conditions significantly exceeds that necessary to ensure environmental protection and public health and safety as required by State law, and fails to recognize appropriate waiver provisions available under the New Mexico Mining Act for existing operations. As such, the reclamation work proposed by the State is significantly greater in scope than that proposed by the Company and, therefore, the associated costs estimated by the State of $759 million (assuming use of third-party contractors) far exceed the Company’s estimates of $99 million (assuming use of third-party contractors), which are based on many years of technical and engineering studies. Under State law, the Company must provide financial assurance for the “estimated reclamation costs” as set forth in the final plan by December 31, 2001.

     During August 2001, the State will hold a public hearing and receive public comments on the draft plans. The Company will continue to explore all available avenues and processes to obtain reasonable and final closure and closeout plans that are based on a sound understanding of the applicable science and regulations, and that consider the specific characteristics of the sites as required by law.

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

	Second Quarter

	2001	2000

	(in millions)
Sales and other operating revenues

unaffiliated customers:

Specialty chemicals	$148.0	150.1

Wire and cable	202.6	208.9

	$350.6	359.0

Operating income (loss):

Specialty chemicals	$18.2	26.4

Wire and cable*	4.4	(37.9)

	$22.6	(11.5)

	First Six Months

	2001	2000

	(in millions)
Sales and other operating revenues

unaffiliated customers:

Specialty chemicals	$309.5	305.0

Wire and cable	415.3	420.3

	$724.8	725.3

Operating income (loss):

Specialty chemicals	$38.4	51.1

Wire and cable*	10.9	(35.7)

	$49.3	15.4

*	Includes a pre-tax, non-recurring charge of $3.3 million in the 2001 second quarter and six months ended June 30, to write-down the value of the closed Hopkinsville, Kentucky, magnet wire facility. The 2000 second quarter included a pre-tax charge of $45.4 million ($6.4 million in Cost of products sold and $39.0 million in Non-recurring items, net) for costs associated with restructuring of certain wire and cable assets. An additional pre-tax charge of $2.1 million was recorded in the 2000 first quarter from the June 30, 1999, restructuring. Another $7.2 million representing write-down of an equity basis investment in the Philippines was charged to non-operating expense in the 2000 second quarter.

     PD Industries —Operating Income

     PD Industries reported operating income of $25.9 million in the second quarter and $52.6 million for the first six months of 2001, before pre-tax non-recurring charges of $3.3 million for the write-down of the closed Hopkinsville, Kentucky, magnet wire facility. Operating income in the second quarter of 2000 was $33.9 million, before non-recurring, pre-tax charges of $45.4 million for costs associated with the 2000 and 1999 restructuring plans and $62.9 million for the first six months of 2000, before non-recurring, pre-tax charges of $47.5 million for costs associated with the restructuring plans. The decrease from the first six months and second quarter of 2000 was due to reduced earnings in the specialty chemicals segment primarily as a result of economic weakness in North America and weaker foreign currencies in Brazil.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Provision for Taxes on Income

     During the second quarter, the Company revised its 2001 full-year COMEX copper price outlook to 75 cents per pound from 85 cents per pound for purposes of estimating its full-year income tax provision. Currently, the Company’s estimated income tax expense principally results from taxes on earnings at international operations that cannot be offset by losses at domestic operations. As a result of the revised copper price outlook and the resultant change in the mix of taxes and earnings, the Company is providing income taxes based on earnings at its international operations at an effective 31 percent tax rate. Applying the revised effective tax rate on international earnings retroactively to the 2001 first quarter, the 2001 second quarter included an additional tax charge of $41.7 million, or 53 cents per share.

     Our forecast for the average COMEX copper price and other factors will be reviewed from time to time, which may result in changes to the projected full-year earnings and associated income tax estimates. Such changes and estimates may also result in significant adjustments to the effective tax rate that we recognize in any subsequent period.

     Exploration and Research and Development Expense

     Our exploration and research expense was $17.1 million in the second quarter and $31.9 million for the first six months of 2001, an increase of $2.7 million and $4.7 million from the corresponding periods in 2000. The increase primarily was a result of higher mining-related research spending at our process technology facility.

     Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net, increased by $5.9 million in the 2001 second quarter compared with the corresponding 2000 period. This change principally reflected the write-down impairment of our investment in PD Philippines ($7.2 million) in 2000.

CHANGES IN FINANCIAL CONDITION

     Working Capital

     During the first six months of 2001, net working capital balances (excluding cash and cash equivalents and debt) increased $30.7 million, primarily due to a decrease of $22.6 million in accounts payable and accrued expenses. This decrease was primarily attributable to the timing of property tax payments and lower accruals for employee compensation.

     Debt

     The Company’s total debt at June 30, 2001, was $2,967.1 million (50.1 percent debt to total capitalization ratio), compared with $2,687.7 million (45.7 percent debt to total capitalization ratio) at December 31, 2000.

     In May 2001, the Company closed its offering of $625 million in 8 3/4 percent notes due 2011, and $275 million of 9 1/2 percent notes due 2031. The entire amount of this fixed-rate debt was converted to floating-rate debt with the use of interest rate swap agreements to take advantage of current market conditions. The net proceeds were approximately $891 million and were used to repay corporate short-term borrowings and current maturities of long term debt. On August 10, 2001, we unwound these interest rate swap agreements, resulting in a positive cash flow of $23.2 million. This amount will be amortized into earnings over the remaining life of the respective notes.

     The increase in debt was partially offset by higher cash balances resulting from the debt offering proceeds in excess of the pay down of corporate short-term borrowings and second quarter debt maturities. The Company is planning to use this additional cash to pay additional current maturities through the 2002 first quarter.

     As of June 30, 2001, the Company had no borrowings against its $1 billion revolving credit facility.

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

     Capital Expenditures and Investments

     Capital expenditures and investments during the first six months of 2001 were $115.2 million for PD Mining, $66.4 million for PD Industries (including $44.8 million for the contractually obligated acquisition of the remaining 40 percent share of the Company’s wire and cable manufacturing operation in Brazil) and $11.5 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2000 period were $114.6 million for PD Mining, $46.1 million for PD Industries (including $19.0 million for the acquisition of the remaining 40 percent share of the Company’s carbon black manufacturing facility in Hungary) and $3.9 million for other Corporate related activities. We expect capital expenditures and investments for the year 2001 to be approximately $235 million for PD Mining, $85 million for PD Industries, and $30 million for Corporate and Other.

     Dividends

     On June 8, 2001, the Company paid a regular quarterly dividend of 12.5 cents per share on its common shares for the 2001 second quarter; the amount paid for the quarter was $9.8 million. The Company reduced its quarterly dividend by 75 percent to 12.5 cents per share on May 2, 2001. The dividend reduction will result in net cash savings of approximately $120 million annually. There were 78.7 million shares outstanding at quarter end.

     On June 20, 2001, we declared a dividend of 12.5 cents per common share for the 2001 third quarter. The third quarter dividend is payable on September 7, 2001, to shareholders of record at the close of business on August 17, 2001.

     Other Matters

     With the slowdown in the U.S. economy, continued downturn in COMEX copper prices and higher energy costs, we continue to explore opportunities to reduce costs and conserve cash. We are continuing to implement quality improvement programs to increase productivity and reduce costs and we are analyzing the opportunity of monetizing our copper and carbon black receivables through an asset securitization in a range of $80 million to $100 million. We may also consider other asset securitizations, strategic arrangements or alternatives that may provide for enhanced liquidity.

     For a discussion of new accounting standards, please refer to Notes 3 and 9 to the consolidated financial information.

Part II. Other Information

Item 1. Legal Proceedings

     On June 14, 2001, the New Mexico Environmental Department (Department), pursuant to the New Mexico Air Quality Control Act, issued Compliance Orders to Chino Mines Company and Phelps Dodge Tyrone, Inc. which alleged that the companies failed to obtain construction permits for the construction of solvent extraction electrowinning plants in 1987 and 1983, respectively. Both facilities subsequently obtained permits for these plants. Chino Mines Company and Phelps Dodge Tyrone, Inc. have each filed a Request for Hearing and Answer with the Department in order to assert their defenses to the Compliance Order.

     On May 30, 2001, the U.S. Department of Justice notified the Company of alleged violations of the Clean Water Act at the United Verde Mine. The Company is preparing a response to the Department’s allegations.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting was held on May 1, 2001. A total of 69,169,441 common shares, or about 87.87 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld

Election of Directors:

Paul Hazen	68,790,622	378,819

Manuel J. Iraola	68,804,384	365,057

Marie L. Knowles	68,805,260	364,181

Gordon R. Parker	68,808,975	360,466

	For	Against	Abstain

Appointment of Auditors	68,609,289	319,165	240,987

     There were no broker non-votes included in the results of the election of directors listed above, or in the appointment of auditors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	One Form 8-K was filed during the quarter end June 30, 2001, in regards to the offering of $625 million in 8 3/4 percent notes and $275 million of 9 1/2 percent notes.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION

(Corporation or Registrant)

Date: August 14, 2001	By:	Stanton K. Rideout

Stanton K. Rideout

Vice President and Controller

(Principal Accounting Officer)

Index to Exhibits

4.7	Form of 8 3/4% Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997 (the “Indenture”), between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9 1/2% Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997 (the “Indenture”), between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.