Form 10-Q
period 2001-09-30
PHELPS DODGE CORP
filed 2001-11-14
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

2600 North Central Avenue, Phoenix, AZ 85004-3089

Registrant’s telephone number: (602) 234-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Number of Common Shares outstanding at November 8, 2001: 78,699,734 shares.

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
Signatures
Index to Exhibits
EX-3.2
EX-12
EX-15

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2001

-i-

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

	Third Quarter		First Nine Months

	2001	2000	2001	2000

Sales and other operating revenues	$937.0	1,193.4	3,101.2	3,426.0

Operating costs and expenses

Cost of products sold	841.3	932.5	2,672.5	2,701.1

Depreciation, depletion and amortization	108.6	111.0	346.4	349.5

Selling and general administrative expense	25.9	32.7	89.6	99.7

Exploration and research expense	14.3	12.6	46.2	39.8

Non-recurring items, net (see Note 2)	(0.2)	3.3	(17.8)	49.6

	989.9	1,092.1	3,136.9	3,239.7

Operating income (loss)	(52.9)	101.3	(35.7)	186.3

Interest expense	(58.7)	(54.4)	(167.6)	(163.8)

Capitalized interest	—	2.2	0.6	3.5

Miscellaneous income and expense, net	3.2	4.8	17.8	16.2

Income (loss) before taxes, minority interests, equity in net earnings (loss) of affiliated companies and cumulative effect of accounting change	(108.4)	53.9	(184.9)	42.2

(Provision) benefit for taxes on income	8.4	(12.0)	(5.7)	(17.3)

Minority interests in consolidated subsidiaries	(0.6)	(2.3)	(3.5)	(5.2)

Equity in net earnings (loss) of affiliated companies	0.2	(0.3)	(0.6)	1.2

Income (loss) before cumulative effect of accounting change	(100.4)	39.3	(194.7)	20.9

Cumulative effect of accounting change	—	—	(2.0)	—

Net income (loss)	$(100.4)	39.3	(196.7)	20.9

Average number of shares outstanding – basic	78.5	78.4	78.5	78.4

Basic earnings (loss) per share before cumulative effect of accounting change	$(1.28)	0.50	(2.48)	0.27

Cumulative effect of accounting change	—	—	(0.03)	—

Basic earnings (loss) per share	$(1.28)	0.50	(2.51)	0.27

Average number of shares outstanding – diluted	78.5	78.7	78.5	78.8

Diluted earnings (loss) per share before cumulative effect of accounting change	$(1.28)	0.50	(2.48)	0.27

Cumulative effect of accounting change	—	—	(0.03)	—

Diluted earnings (loss) per share	$(1.28)	0.50	(2.51)	0.27

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

	September 30,	December 31,
	2001	2000

Assets

Cash and cash equivalents	$423.2	250.0

Accounts receivable, net	479.6	528.7

Inventories and supplies	582.9	602.7

Prepaid expenses and other current assets	138.8	126.2

Current assets	1,624.5	1,507.6

Net property, plant and equipment and other assets	6,097.6	6,278.1

Non-current deferred income taxes	55.8	45.1

	$7,777.9	7,830.8

Liabilities

Short-term debt	$64.3	518.2

Current portion of long-term debt	374.6	206.5

Accounts payable and accrued expenses	672.1	669.8

Accrued income taxes	12.6	23.4

Current liabilities	1,123.6	1,417.9

Long-term debt	2,555.0	1,963.0

Deferred income taxes	452.8	439.0

Other liabilities and deferred credits	833.9	814.2

	4,965.3	4,634.1

Minority interests in consolidated subsidiaries	59.9	91.7

Common shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 78.7 outstanding in 2001 and 2000	491.9	491.9

Capital in excess of par value	1,017.0	1,017.7

Retained earnings	1,575.9	1,831.7

Accumulated other comprehensive loss	(324.8)	(226.4)

Other	(7.3)	(9.9)

	2,752.7	3,105.0

	$7,777.9	7,830.8

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,

	2001	2000

Operating activities

Net income (loss)	$(196.7)	20.9

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation, depletion and amortization	346.4	349.5

Deferred income taxes	1.0	13.2

Equity earnings net of dividends received	1.9	—

Non-recurring items and provisions (see Note 2)	(21.6)	56.7

Changes in current assets and liabilities:

Accounts receivable	29.1	(103.4)

Inventories	15.8	39.6

Supplies	(4.0)	(2.8)

Prepaid expenses	(12.5)	0.8

Deferred income taxes	—	(0.1)

Interest payable	52.7	20.7

Other accounts payable	(5.1)	6.9

Accrued income taxes	(9.5)	(38.1)

Other accrued expenses	(26.0)	(55.5)

Other adjustments, net	5.7	4.7

Net cash provided by operating activities	177.2	313.1

Investing activities

Capital outlays	(201.9)	(277.6)

Capitalized interest	(0.6)	(3.0)

Investment in subsidiaries and other	(47.7)	(13.4)

Proceeds from asset dispositions and other, net	0.8	152.4

Net cash used in investing activities	(249.4)	(141.6)

Financing activities

Increase in debt	1,178.3	69.2

Payment of debt	(885.2)	(112.0)

Common dividends	(59.1)	(118.1)

Other, net	11.4	1.1

Net cash provided by (used in) financing activities	245.4	(159.8)

Increase in cash and cash equivalents	173.2	11.7

Cash and cash equivalents at beginning of period	250.0	234.2

Cash and cash equivalents at end of period	$423.2	245.9

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares				Accumulated
			Capital in		Other		Common
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2000	78.7	$491.9	$1,017.7	$1,831.7	$(226.4)	$(9.9)	$3,105.0

Stock options exercised	—	—	0.4				0.4

Restricted shares issued, net	—	—	(1.1)			2.6	1.5

Dividends on common shares				(59.1)			(59.1)

Comprehensive income (loss):

Net loss				(196.7)			(196.7)

Other comprehensive income (loss), net of tax:

Translation adjustment					(72.6)		(72.6)

Cumulative effect of accounting change					(7.1)		(7.1)

Net loss on derivative instrument					(19.0)		(19.0)

Unrealized gains on securities					0.3		0.3

Other comprehensive loss					(98.4)		(98.4)

Comprehensive loss							(295.1)

Balance at September 30, 2001	78.7	$491.9	$1,017.0	$1,575.9	$(324.8)	$(7.3)	$2,752.7

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

						Corporate
		PD Industries				Unallocated
	Phelps					&
	Dodge	Specialty	Wire &		Segment	Reconciling
	Mining	Chemicals	Cable	Total	Subtotal	Eliminations	Totals

Third Quarter 2001

Sales & other operating revenues:

Unaffiliated customers	$614.7	138.2	184.1	322.3	937.0	—	937.0

Intersegment	31.7	—	—	—	31.7	(31.7)	—

Depreciation, depletion and amortization	85.3	10.6	11.9	22.5	107.8	0.8	108.6

Non-recurring items, net	—	—	—	—	—	0.2	0.2

Operating income (loss)	(52.7)	10.7	2.9	13.6	(39.1)	(13.8)	(52.9)

Assets at September 30	5,801.3	711.4	644.6	1,356.0	7,157.3	620.6	7,777.9

Capital outlays and investments	46.6	7.7	1.7	9.4	56.0	0.4	56.4

Third Quarter 2000

Sales & other operating revenues:

Unaffiliated customers	$825.8	148.3	219.3	367.6	1,193.4	—	1,193.4

Intersegment	61.2	—	0.4	0.4	61.6	(61.6)	—

Depreciation, depletion and amortization	85.9	11.6	12.7	24.3	110.2	0.8	111.0

Non-recurring items, net	(0.7)	—	(2.6)	(2.6)	(3.3)	—	(3.3)

Operating income (loss)	91.5	20.7	8.4	29.1	120.6	(19.3)	101.3

Assets at September 30	6,299.1	764.7	706.0	1,470.7	7,769.8	252.5	8,022.3

Capital outlays and investments	108.1	13.2	3.2	16.4	124.5	1.9	126.4

First Nine Months 2001

Sales & other operating revenues:

Unaffiliated customers	$2,054.1	447.7	599.4	1,047.1	3,101.2	—	3,101.2

Intersegment	120.6	—	0.1	0.1	120.7	(120.7)	—

Depreciation, depletion and amortization	273.8	33.3	35.9	69.2	343.0	3.4	346.4

Non-recurring items, net	(10.0)	—	(3.3)	(3.3)	(13.3)	31.1	17.8

Operating income (loss)	(79.1)	49.1	13.8	62.9	(16.2)	(19.5)	(35.7)

Assets at September 30	5,801.3	711.4	644.6	1,356.0	7,157.3	620.6	7,777.9

Capital outlays and investments	161.8	21.7	54.1	75.8	237.6	12.0	249.6

First Nine Months 2000

Sales & other operating revenues:

Unaffiliated customers	$2,333.1	453.3	639.6	1,092.9	3,426.0	—	3,426.0

Intersegment	180.1	—	1.5	1.5	181.6	(181.6)	—

Depreciation, depletion and amortization	269.1	34.7	42.0	76.7	345.8	3.7	349.5

Non-recurring items, net	(5.9)	—	(43.7)	(43.7)	(49.6)	—	(49.6)

Operating income (loss)	197.9	71.8	(27.3)	44.5	242.4	(56.1)	186.3

Assets at September 30	6,299.1	764.7	706.0	1,470.7	7,769.8	252.5	8,022.3

Capital outlays and investments	222.7	50.1	12.4	62.5	285.2	5.8	291.0

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in Phelps Dodge Corporation’s (the Company, which may be referred to as Phelps Dodge, the Corporation, we, us or ours) Form 10-K for the year ended December 31, 2000. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

The results of operations for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Restructuring Charges and Non-Recurring Items

In the third quarter of 2001, a non-recurring gain of $0.2 million (net of fees and expenses) was recognized consisting of recoveries associated with settlements reached with insurance companies on historic environmental liability claims. It is our policy to recognize recoveries of environmental expenditures or costs from insurance companies or other parties when they become probable.

In the second quarter of 2001, we announced a plan to improve operating income by restructuring of our professional, administrative and operations support functions, as well as various other operational improvements. This restructuring contemplated the elimination of 500 positions, which as of September 30, 2001, has been completed. Additionally, we announced and implemented a layoff of approximately 80 employees at our Tyrone, New Mexico, operation for an indefinite period. For information concerning the elimination of additional positions associated with the curtailments announced on October 23, 2001, see Note 10.

In the second quarter of 2001, a net non-recurring charge of $7.5 million was recognized consisting of an $11.3 million restructuring charge primarily for employee severance and benefit costs associated with the above-mentioned operational improvement plan. The restructuring charge was partially offset by a net gain of $3.8 million comprising (i) additional recoveries associated with settlements reached with several insurance companies on historic environmental liability claims, net of fees and expenses, (ii) the write-down of the closed Hopkinsville, Kentucky, magnet wire facility, and (iii) other net non-recurring items.

In the first quarter of 2001, a non-recurring gain of $30.9 million (net of fees and expenses) was recognized consisting of recoveries associated with settlements reached with several insurance companies on historic environmental liability claims.

The following schedules summarize the non-recurring items for the third quarter and nine months ended September 30, 2001:

(Unaudited; gains/(losses) in millions except per share)

	2001 Third Quarter

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Non-recurring items, net:

Environmental insurance recoveries	$0.2	0.2	0.00

(Unaudited; gains/(losses) in millions except per share)

	Nine Months Ended
	September 30, 2001

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Non-recurring items, net:

April 2001 operating income improvement plan	$(11.3)	(11.3)	(0.14)

Hopkinsville plant write-down	(3.3)	(3.3)	(0.04)

Environmental insurance recoveries	38.3 *	38.3	0.49

Other	(5.9)	(5.9)	(0.08)

	17.8	17.8	0.23

Miscellaneous income and expense, net:

Interest income on prior years’ tax refunds	4.3	4.3	0.05

Other	1.5	1.5	0.02

	5.8	5.8	0.07

Cumulative change in accounting principle (Note 9)	(2.0)	(2.0)	(0.03)

Total	$21.6	21.6	0.27

*	Net of fees and expenses of $10.5 million for the first nine months.

In the third quarter of 2000, non-recurring, pre-tax charges totaled $3.3 million ($2.2 million, or 3 cents per share, after taxes) reflecting (i) curtailment of copper and molybdenum mining activities, and (ii) ongoing costs for wire and cable restructuring activities.

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

Non-recurring, pre-tax items in the second quarter of 2000 totaled $52.0 million ($42.3 million, or 54 cents per share, after taxes) consisting of a $41.3 million pre-tax restructuring charge for the activities previously discussed, ongoing costs related to the wire and cable restructuring plan, and a tax refund and associated interest resulting from settlement of the Company’s 1990 and 1991 income tax audits.

In the 2000 first quarter, our wire and cable segment incurred pre-tax charges of $2.1 million associated with the 1999 restructuring plan ($1.3 million, or 1 cent per share, after taxes).

The following schedules summarize the non-recurring items for the third quarter and nine months ended September 30, 2000:

(Unaudited; gains/(losses) in millions except per share)

	2000 Third Quarter

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Non-recurring items, net:

PD Mining curtailments	$(0.7)	(0.5)	(0.01)

Additional wire and cable restructuring	(2.6)	(1.7)	(0.02)

Total	$(3.3)	(2.2)	(0.03)

(Unaudited; gains/(losses) in millions except per share)

	Nine Months Ended
	September 30, 2000

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Cost of products sold:

Wire and cable working capital write-downs	$(6.4)	(6.4)	(0.08)

Non-recurring items, net:

PD Mining curtailments	(5.9)	(3.8)	(0.05)

Wire and cable closure/impairments	(36.1)	(33.6)	(0.43)

Additional wire and cable restructuring activities	(7.6)	(4.9)	(0.06)

	(49.6)	(42.3)	(0.54)

Miscellaneous income and expense, net:

Interest income on prior years’ tax refunds	5.8	3.6	0.04

Philippines investment impairment	(7.2)	(7.2)	(0.09)

	(1.4)	(3.6)	(0.05)

Provision for taxes on income:

Income tax refund	—	6.5	0.08

Total	$(57.4)	(45.8)	(0.59)

On June 30, 1999, we announced a plan to reduce costs and improve operating performance at all three of our business segments by curtailing higher-cost copper production, selling a non-core mining unit, restructuring certain wire and cable assets, and suspending operations of a carbon black plant.

The following table presents a roll-forward of the liabilities incurred in connection with the 1999, 2000 and 2001 restructuring plans, which were all reflected as current liabilities in our consolidated balance sheet:

			(Payments/
	12/31/00	Additions*	Deductions)**	9/30/01

PD Mining:

Employee severance and relocation	$2.0	4.1	(4.3)	1.8

Mothballing/take or pay contracts	2.5		(0.8)	1.7

	4.5	4.1	(5.1)	3.5

PD Industries:

Wire and Cable Employee severance and relocation	0.4		(0.4)	—

Take or pay contracts	2.0		(0.9)	1.1

Plant removal & dismantling	3.8		(1.5)	2.3

	6.2	—	(2.8)	3.4

Specialty Chemicals

Disposal & dismantling	1.3		(1.0)	0.3

Environmental	0.7		(0.1)	0.6

	2.0	—	(1.1)	0.9

	8.2	—	(3.9)	4.3

Corporate & Other:

Employee severance and relocation	—	0.9	(0.8)	0.1

	—	0.9	(0.8)	0.1

Total	$12.7	5.0	(9.8)	7.9

*	Additions exclude $6.3 million of pension and other post retirement charges for the 2001 restructuring, included in long-term liabilities.

**	Of the $9.8 million in payments, $6.5 million relates to payments for the 1999 and 2000 restructuring.

3.	Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, and also amends ARB No. 51. This Statement will require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement is required to be adopted by the Company on January 1, 2002. We are in the process of evaluating the effect that SFAS No. 144 will have on our financial reporting and disclosures and are developing procedures to effect its implementation.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, retirement obligations will be recognized when they are incurred and displayed as liabilities and the initial measurement will be at fair value. In addition, the asset retirement cost will be capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. This Statement is required to be adopted by the Company on January 1, 2003. We are in the process of evaluating the effect that SFAS No. 143 will have on our financial reporting and disclosures and are developing procedures to effect its implementation.

In addition, in June 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS Nos. 141 and 142, business combinations initiated after June 30, 2001, will be required to be accounted for using the purchase method, and goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40 year ceiling. SFAS No. 142 is required to be adopted by the Company on January 1, 2002. We are in the process of evaluating the effect that SFAS No. 142 will have on our financial reporting and disclosures and are developing procedures to effect its implementation. As of September 30, 2001, we had goodwill of $133.5 million net of accumulated amortization of $39.9 million.

See Note 9 for discussion on the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

4.	Environmental Matters

As of December 31, 2000, we had a reserve balance of $307.1 million for estimated future costs associated with environmental matters. During the first nine months of 2001, net spending against that reserve totaled $22.3 million. As of September 30, 2001, the reserve balance was $284.8 million.

We have contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies, please see our Form 10-K for the year ended December 31, 2000, and Note 18 to the Consolidated Financial Statements included therein.

5.	Acquisitions

In January 2001, Alcoa Aluminio, S.A. exercised a put option that required Phelps Dodge to acquire an additional 40 percent interest in Alcoa Fios e Cabos Electricos, S.A., our wire and cable facility in Brazil, in which we already held a 60 percent interest. The transaction closed in March 2001. The final settlement price of $44.8 million has been allocated to goodwill ($13.0 million), fixed assets ($3.2 million), other net assets ($1.3 million) and minority interests in consolidated subsidiaries ($27.3 million).

6.	Contingencies

On July 6, 2001, the New Mexico Environment Department and the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department (the State) publicly released their respective draft permit conditions for proposed “closure” and “closeout” plans for our Chino Mines (Hurley, New Mexico) operation. The Company believes the scope of work in the State’s draft permit conditions significantly exceeds that necessary to ensure environmental protection and public health and safety as required by State law, and fails to recognize appropriate waiver provisions available under the New Mexico Mining Act for existing operations. As such, the reclamation work proposed by the State is significantly greater in scope than that proposed by the Company and, therefore, the associated costs estimated by the State of $759 million (assuming use of third-party contractors) far exceed the Company’s estimates of $99 million (assuming use of third-party contractors), which are based on many years of technical and engineering studies. Under State law, the Company must provide financial assurance for the “estimated reclamation costs” as set forth in the final plan by December 31, 2001. The State and the Company have jointly requested a change in the regulations to extend this deadline until July 1, 2002. Any potential change would be recognized prospectively in accordance with the Company’s accounting policy.

During August 2001, the State held a public hearing and received public comments on the draft closure permit for Chino Mines. Since then, the Company and the State have engaged in negotiations in an attempt to resolve the differences between the Company’s plan and the State’s plan. Negotiations also have begun regarding similar requirements for the Tyrone operations. The Company will continue to explore all available avenues and processes to obtain reasonable and final closure and closeout plans that are based on a sound understanding of the applicable science and regulations, and that consider the specific characteristics of the sites as required by law.

7.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares were issued. The average number of diluted common shares outstanding for the quarter and nine-month period ended September 30, 2001, excludes 0.2 million of restricted stock issued to employees as these shares were anti-dilutive. The average number of diluted common shares outstanding for the quarter ended September 30, 2000, included 0.3 million for the dilutive impact of restricted stock issued to employees. The average number of diluted common shares out standing for the nine-month period ended September 30, 2000, included 0.3 million for the dilutive impact of restricted stock issued to employees and 0.1 million for the dilutive impact of employee stock options.

Stock options excluded from the computation of diluted earnings per share because option prices exceeded the market value of the Company’s stock were as follows (in millions, except for option price):

	Third Quarter		First Nine Months

	2001	2000	2001	2000

Outstanding options	7.7	6.7	7.8	6.5

Average option price	$37.86	41.81	42.86	47.59

8.	Provision for Taxes on Income

Currently, the Company’s estimated income tax expense principally results from taxes on earnings at international operations that cannot be offset by losses at domestic operations. Based on our full-year New York Commodity Exchange (COMEX) copper price outlook and the mix of taxes and earnings, the Company is only providing income taxes on net earnings at its international operations at an effective 31 percent tax rate for the first nine months of 2001.

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

Phelps Dodge evaluates hedge effectiveness by formally measuring, at least quarterly, the correlation of changes in the fair value or expected future cash flows of the hedged risk between the hedged item and the hedge instrument. The ineffective portions are recorded in earnings in the current period (which were not material in the third quarter or first nine months of 2001). If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in earnings (none in the third quarter or first nine months of 2001).

Changes in the fair value of derivatives are recorded in current earnings or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge and the effectiveness of the hedge. A summary of the derivative instruments we hold follows.

Fair Value Hedges

The following hedges qualify as “fair value” hedges. As a result, the fair values of derivatives and changes in the fair values of the underlying hedged items are reported in the balance sheet. Changes in the fair values of these derivatives and underlying hedged items are recorded to other income and expense or sales each period and generally offset one another. There were no existing arrangements that ceased to qualify as a fair value hedge in the third quarter of 2001.

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

Interest Rates

During May 2001, we entered into interest rate swap contracts to convert $900 million of newly closed notes to floating-rate debt in order to take advantage of lower short-term interest rates then available. On August 10, 2001, we unwound those interest rate swap agreements, resulting in a positive cash flow of $23.2 million of which $4.7 million related to reduced interest expense. The remaining $18.5 million will be amortized into earnings over the remaining life of the respective notes and is reflected in the Consolidated Statement of Cash Flows as a financing activity. We do not enter into interest rate swap contracts for speculative purposes.

Cash Flow Hedges

The following hedges qualify as “cash flow” hedges. As a result, the fair values of the derivatives are recorded on the balance sheet. The effective portion of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to cost of goods sold or interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge (there were no existing arrangements that ceased to qualify as a cash flow hedge in the third quarter of 2001).

As of September 30, 2001, we had $26.1 million of accumulated derivative losses included in OCI. For the nine months ended September 30, 2001, we incurred $19.0 million in net derivative losses and reclassified $3.6 million into earnings.

Commodities

Phelps Dodge purchases diesel fuel and natural gas to supply our mine operations. The objective of the energy commodity price protection program is to minimize the effects of significant upward movement in energy commodity prices while retaining the opportunity to benefit from downward price movements. To implement these objectives, we may purchase and/or sell energy commodity option contracts. We do not purchase or sell energy commodity options for speculative purposes. In addition to hedging energy commodities, Phelps Dodge enters into aluminum swap contracts to hedge aluminum ingot purchases needed in manufacturing cable contracted by customers.

Interest Rates

In some situations, we may enter into interest rate swap contracts to manage interest expense costs associated with floating-rate debt. We do not enter into interest rate swap contracts for speculative purposes.

10.	Subsequent Events

On October 23, 2001, Phelps Dodge announced a series of actions to address the current economic environment, including changes in copper operations that will lead to curtailment of approximately 220,000 metric tons of copper production annually (including our partner’s share) and curtailment of 54,000 metric tons of North American carbon black production annually. These actions will result in the layoff of approximately 1,500 employees, with actions to be completed by mid-January 2002.

These curtailment actions are expected to result in one-time, pre-tax charges of approximately $25 million in the fourth quarter of 2001, associated with employee reductions and facility closures.

In addition, the Company has determined to eliminate the quarterly dividend on its common shares. This action was prompted by current economic conditions and continuing unsatisfactory copper prices. The elimination of the dividend will result in net cash savings of approximately $40 million annually.

On October 24, 2001, Phelps Dodge and Companhia Vale do Rio Doce (CVRD) announced they had entered into an agreement in which Phelps Dodge would sell to CVRD, through CVRD’s subsidiary, Itabira Rio Doce Company Limited (ITACO), its 50 percent stake in the joint-venture company, Mineracão Serra do Sossego S.A., for $42.5 million. The joint venture, in which CVRD currently holds 50% ownership, has conducted exploration and feasibility studies for the potential development of the Sossego copper-gold deposit in the Carajás region of Brazil. The transaction was completed in late October 2001 and the Company expects to recognize a gain of approximately $39 million before and after taxes.

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2001, and the related consolidated statements of operations, for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000 and consolidated statement of common shareholders’ equity for the nine-month period ended September 30, 2001. This financial information is the responsibility of the Corporation’s management.

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
October 16, 2001

Item 2. Management’s Discussion and Analysis

         The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains “forward-looking statements” that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge cannot give assurance that such statements will prove to be correct. Please refer to the Management’s Discussion and Analysis sections of the Company’s report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         Earnings

         The Company had a consolidated loss in the 2001 third quarter of $100.6 million, or $1.28 per share, before non-recurring gains of $0.2 million associated with insurance settlements. Earnings for the third quarter of 2000 were $41.5 million, or 53 cents per share, before non-recurring, pre-tax charges of $3.3 million ($2.2 million, or 3 cents per share, after taxes). After non-recurring items, the 2001 third quarter net loss was $100.4 million, or $1.28 per share, compared with 2000 third quarter net income of $39.3 million, or 50 cents per share.

         Earnings before non-recurring items were lower in the third quarter of 2001 than in the third quarter of 2000 principally as a result of the effect of lower copper prices (approximately $128 million pre-tax) and a decrease in our wire and cable and specialty chemicals operating earnings due to continued economic weakness in North America (approximately $18 million).

         The Company had a consolidated loss for the nine months ended September 30, 2001, of $218.3 million, or $2.78 per share, before a non-recurring net gain of $21.6 million ($21.6 million, or 27 cents per share, after taxes). Earnings for the nine months ended September 30, 2000, were $66.7 million, or 85 cents per share, before non-recurring, after-tax charges of $45.8 million, or 58 cents per share, as a result of the June 2000 Restructuring Plan. After restructuring charges and non-recurring items, the consolidated loss for the nine months ended September 30, 2001, was $196.7 million, or $2.51 per share, compared with consolidated earnings of $20.9 million, or 27 cents per share, in the corresponding 2000 period.

         Earnings before non-recurring items were lower in the first nine months of 2001 than in the corresponding 2000 period principally as a result of the effect of lower copper prices (approximately $166 million pre-tax), higher energy-related costs (approximately $42 million), combined with the anticipated temporary impact of lower production volumes and higher costs associated with the transition to total mine-for-leach production at our Morenci, Arizona, operation (approximately $20 million) and a decrease in our Phelps Dodge Industries businesses due to continued economic weakness in North America (approximately $35 million).

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our selling price, averaged 68 cents in the 2001 third quarter, compared with 87 cents in the corresponding 2000 period. From October 1 to November 8, 2001, the COMEX price averaged 63 cents per pound, closing at 61 cents on November 8, 2001.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production, after our recently announced curtailments, is approximately 2 billion pounds of copper. Accordingly, each 1 cent per pound change in our average annual realized copper price, or in our average annual unit production costs, causes a variation in annual operating income before taxes of approximately $20 million.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on September 30, 2001.

         In the second quarter of 2001, we announced a plan to improve operating income by restructuring of our professional, administrative and operations support functions, as well as various other operational improvements. This restructuring contemplated the elimination of 500 positions, which as of September 30, 2001, has been completed. Additionally, we announced and implemented a layoff of approximately 80 employees at our Tyrone, New Mexico operation for an indefinite period. See Other Matters Related to the Statement of Consolidated Operations for additional restructuring actions announced in October 2001.

         On October 23, 2001, we announced a series of actions to address the current economic environment, including changes in copper operations that will lead to curtailment of approximately 220,000 metric tons of copper production annually (including our partner’s share) and curtailment of 54,000 metric tons of North American carbon black production annually. These actions will result in the layoff of approximately 1,500 employees, with actions to be completed by mid-January 2002.

         These curtailment actions are expected to result in one-time, pre-tax charges of approximately $25 million in the fourth quarter of 2001, associated with employee reductions and facility closures. For further discussions, see disclosures in the Results of Phelps Dodge Mining Company and Phelps Dodge Industries.

         In addition, the Company has determined to eliminate the quarterly dividend on its common shares. This action was prompted by current economic conditions and continuing unsatisfactory copper prices. The elimination of the dividend will result in net cash savings of approximately $40 million annually.

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

	Third Quarter

	2001	2000

Copper production (thousand short tons):

Total production	328.3	364.9

Less minority participants’ shares*	54.6	64.0

Net Phelps Dodge share	273.7	300.9

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	294.7	294.9

Purchased copper	98.5	112.2

Total copper sales	393.2	407.1

COMEX:

Average spot price per pound - copper cathodes	$0.68	0.87

Molybdenum concentrate production (million pounds)	11.9	12.9

Molybdenum sales (million pounds)	13.1	13.0

Metals Week:

Molybdenum oxide price per pound	$2.42	2.66

	(in millions)

Sales and other operating revenues - unaffiliated customers	$614.7	825.8

Operating income (loss) (A) (B)	$(52.7)	91.5

	First Nine Months

	2001	2000

Copper production (thousand short tons):

Total production	1,045.4	1,104.1

Less minority participants’ shares*	183.7	196.3

Net Phelps Dodge share	861.7	907.8

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	894.7	918.1

Purchased copper	308.8	318.0

Total copper sales	1,203.5	1,236.1

COMEX:

Average spot price per pound - copper cathodes	$0.75	0.83

Molybdenum concentrate production (million pounds)	41.1	38.1

Molybdenum sales (million pounds)	42.9	44.9

Metals Week:

Molybdenum oxide price per pound	$2.37	2.62

	(in millions)

Sales and other operating revenues - unaffiliated customers	$2,054.1	2,333.1

Operating income (loss) (A) (B)	$(79.1)	197.9

*	Minority participant interests include (i) a 15 percent undivided interest in the Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) the 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(A)	Includes a pre-tax, non-recurring charge of $10.0 million for the nine months ended September 30, 2001, for the operational improvement plan announced April 24, 2001.

(B)	The 2000 third quarter and the nine months ended September 30, includes a pre-tax charge of $0.7 million and $5.9 million, respectively, for the curtailment of copper and molybdenum mining activities.

         PD Mining — Sales

         PD Mining sales and other operating revenues to unaffiliated customers decreased by $211.1 million, or 25 percent, in the 2001 third quarter and by $279 million, or 12 percent, in the first nine months of 2001 compared with the corresponding 2000 periods.

         The decrease in the third quarter was primarily a result of lower U.S. and international copper and molybdenum average selling prices of approximately $171 million and lower U.S. and international copper sales volumes (approximately $32 million). The decrease for the nine-month period was primarily the result of lower U.S. and international copper and molybdenum average selling prices (approximately $227 million), and lower U.S. and international copper and molybdenum sales volumes (approximately $29 million) and lower rod premiums (approximately $6 million).

         PD Mining — Operating Income

         PD Mining reported an operating loss of $52.7 million in the 2001 third quarter, compared with operating income of $92.2 million in the 2000 third quarter before non-recurring, pre-tax charges of $0.7 million. For the first nine months of 2001, PD Mining reported an operating loss of $69.1 million before non-recurring, pre-tax charges of $10.0 million, compared with operating income of $203.8 million before non-recurring, pre-tax charges of $5.9 million in the first nine months of 2000.

         The decrease in the third quarter was primarily a result of lower U.S. and international copper and molybdenum average selling prices (approximately $136 million). The decrease for the nine-month period was primarily the result of lower U.S. and international copper and molybdenum average selling prices (approximately $174 million), higher energy-related costs (approximately $42 million), and the anticipated temporary impact of lower production volumes and higher costs associated with the transition to total mine-for-leach production at our Morenci, Arizona, operation (approximately $20 million).

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During the second half of 2000 and through the third quarter of 2001, our Arizona and New Mexico operations were adversely affected by higher costs for electricity, diesel fuel and natural gas. However, as a result of the implementation of our power cost stabilization plan, announced on March 26, 2001, which includes expansion of internal generating capacity, alternating production curtailments at our Tyrone, New Mexico, operation and our Sierrita and Bagdad operations in Arizona, and curtailments at our Chino, New Mexico, operation, our exposure to the spot electricity market is not expected to be material and did not have a significant impact on production costs in the 2001 third quarter.

         Additionally, to mitigate our exposure to increases in diesel fuel prices, we initiated a diesel fuel price protection program in December 2000. The objective of our program is to protect against a significant upward movement in diesel fuel prices while retaining the opportunity to benefit from any downward price movement. Option contracts have been purchased as of September 30, 2001, to protect approximately 37 percent of our projected October 2001 to March 2002 diesel fuel consumption for the Arizona and New Mexico properties.

         To mitigate our exposure to further increases in the price of natural gas, we initiated a natural gas price protection program during the first quarter of 2001. The objective of our program is to protect against a significant upward movement in natural gas prices while retaining the opportunity to benefit from any downward price movement. Option contracts have been purchased as of September 30, 2001, to protect approximately 49 percent of our projected October 2001 to March 2002 Arizona, New Mexico, Connecticut and Texas natural gas consumption.

         PD Mining — Other Matters

         On October 23, 2001, we announced changes in copper operations, as a result of the current economic environment, that will lead to the temporary curtailment of approximately 220,000 metric tons of annual copper production, including our partner’s share. By mid-January 2002, we will lay off approximately 1,440 employees and temporarily suspend operations at the Chino mine and smelter in New Mexico, and the Miami mine and refinery in Arizona. In addition, both the Sierrita and Bagdad mines and their concentrating facilities in Arizona will be operated at half capacity until further notice.

         On October 24, 2001, Phelps Dodge and Companhia Vale do Rio Doce (CVRD) announced they had entered into an agreement in which Phelps Dodge would sell to CVRD, through CVRD’s subsidiary, Itabira Rio Doce Company Limited (ITACO), its 50 percent stake in the joint-venture company, Mineração Serra do Sossego S.A., for $42.5 million. The joint venture, in which CVRD currently holds 50 percent ownership, has conducted exploration and feasibility studies for the potential development of the Sossego copper-gold deposit in the Carajás region of Brazil. The transaction was completed in late October 2001, and the Company expects to recognize a gain of approximately $39 million before and after taxes.

         On July 6, 2001, the New Mexico Environment Department and the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department (the State) publicly released their respective draft permit conditions for proposed “closure” and “closeout” plans for our Chino Mines (Hurley), New Mexico operation. The Company believes the scope of work in the State’s draft permit conditions significantly exceeds that necessary to ensure environmental protection and public health and safety as required by State law, and fails to recognize appropriate waiver provisions available under the New Mexico Mining Act for existing operations. As such, the reclamation work proposed by the State is significantly greater in scope than that proposed by the Company and, therefore, the associated costs estimated by the State of $759 million (assuming use of third-party contractors) far exceed the Company’s estimates of $99 million (assuming use of third-party contractors), which are based on many years of technical and engineering studies. Under State law, the Company must provide financial assurance for the “estimated reclamation costs” as set forth in the final plan by December 31, 2001. The State and the Company have jointly requested a change in the regulations to extend this deadline until July 1, 2002.

         During August 2001, the State held a public hearing and received public comments on the draft closure permit for Chino Mines. Since then, the Company and the State have engaged in negotiations in an attempt to resolve the differences between the Company’s plan and the State’s plan. Negotiations also have begun regarding similar requirements for the Tyrone operations. The Company will continue to explore all available avenues and processes to obtain reasonable and final closure and closeout plans that are based on a sound understanding of the applicable science and regulations, and that consider the specific characteristics of the sites as required by law.

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

	Third Quarter

	2001	2000

	(in millions)
Sales and other operating revenues - unaffiliated customers:

Specialty Chemicals	$138.2	148.3

Wire and Cable	184.1	219.3

	$322.3	367.6

Operating income (loss):

Specialty Chemicals	$10.7	20.7

Wire and Cable*	2.9	8.4

	$13.6	29.1

	First Nine Months

	2001	2000

	(in millions)
Sales and other operating revenues - unaffiliated customers:

Specialty Chemicals	$447.7	453.3

Wire and Cable	599.4	639.6

	$1,047.1	1,092.9

Operating income (loss):

Specialty Chemicals	$49.1	71.8

Wire and Cable*	13.8	(27.3)

	$62.9	44.5

*	Includes a non-recurring, pre-tax charge of $3.3 million in the 2001 second quarter and nine months ended September 30, to write-down the value of the closed Hopkinsville, Kentucky, magnet wire facility. The 2000 third quarter included a pre-tax charge of $2.6 million for costs associated with the June 30, 1999, restructuring. The 2000 second quarter included a pre-tax charge of $45.4 million ($6.4 million in Cost of products sold and $39.0 million in Non-recurring items, net) for costs associated with restructuring of certain wire and cable assets. An additional pre-tax charge of $2.1 million was recorded in the 2000 first quarter from the June 30, 1999, restructuring. Another $7.2 million representing write-down of an equity basis investment in the Philippines was charged to non-operating expense in the 2000 second quarter.

         PD Industries — Sales

         PD Industries reported sales to unaffiliated customers of $322.3 million in the third quarter and $1,047.1 million in the first nine months of 2001, compared with sales of $367.6 million and $1,092.9 million in the corresponding 2000 periods. Decreases of 7 percent and 1 percent in specialty chemicals sales for the three- and nine-month periods, respectively, are the result of lower average unit selling prices and lower sales volumes. Decreases of 16 percent and 6 percent in wire and cable sales for the three- and nine-month periods, respectively, were primarily the result of lower sales volumes due to continued economic weakness principally in North America.

         PD Industries — Operating Income

         PD Industries reported operating income of $13.6 million in the third quarter, and $66.2 million for the first nine months of 2001 before non-recurring, pre-tax charges of $3.3 million. Operating income in the third quarter of 2000 was $31.7 million before non-recurring, pre-tax charges of $2.6 million for wire and cable restructuring activities, and $94.6 million for the first nine months of 2000 before non-recurring, pre-tax charges of $50.1 million for costs associated with the restructuring plans. The decreases from the first nine months and third quarter of 2000 were due to reduced earnings in the specialty chemicals segment primarily as a result of economic weakness in North America and weaker foreign currencies in Brazil and Korea.

         PD Industries — Other Matters

         On October 23, 2001, we announced the temporary curtailment of approximately 54,000 metric tons of North American carbon black production annually. We will temporarily close Columbian Chemicals Company’s El Dorado carbon black facility at the end of November 2001. This action will result in the lay off of approximately 50 employees.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Provision for Taxes on Income

         Currently, the Company’s estimated income tax expense principally results from taxes on earnings at international operations that cannot be offset by losses at domestic operations. Based on our full-year COMEX copper price outlook and the mix of taxes and earnings, the Company is only providing income taxes on net earnings at its international operations at an effective 31 percent tax rate for the first nine months of 2001.

         Our forecast for the average COMEX copper price and other factors will be reviewed from time to time, which may result in changes to the projected full-year earnings and associated income tax estimates. Such changes and estimates may also result in significant adjustments to the effective tax rate that we recognize in any subsequent period.

         Selling and General Administrative Expense

         Selling and general administrative expense was $25.9 million in the third quarter and $89.6 million for the first nine months of 2001, compared with $32.7 million and $99.7 million in the corresponding 2000 periods. The decreases were primarily due to reduced costs as a result of the April restructuring plan and reduced professional fees incurred in 2000 for the merger of the Cyprus and PD benefits/retirements plans.

         Exploration and Research and Development Expense

         Our exploration and research expense was $14.3 million in the third quarter and $46.2 million for the first nine months of 2001, an increase of $1.7 million and $6.4 million from the corresponding periods in 2000. The increases primarily resulted from higher mining-related research spending at our process technology facility.

CHANGES IN FINANCIAL CONDITION

         Working Capital

         During the first nine months of 2001, net working capital balances (excluding cash and cash equivalents and debt) decreased $47.8 million primarily due to a decrease of $49.1 million in accounts receivable. This decrease was primarily attributable to a decrease in copper prices and lower sales volumes.

         Debt

         The Company’s total debt at September 30, 2001, was $2,993.9 million (51.6 percent debt to total capitalization ratio), compared with $2,687.7 million (45.7 percent debt to total capitalization ratio) at December 31, 2000.

         In May 2001, the Company closed its offering of $625 million in 8-3/4 percent notes due 2011, and $275 million of 9-1/2 percent notes due 2031. The entire amount of this fixed-rate debt was converted to floating-rate debt with the use of interest rate swap agreements to take advantage of lower short-term interest rates then available. The net proceeds were approximately $891 million and were used to repay corporate short-term borrowings and current maturities of long-term debt. On August 10, 2001, we unwound these interest rate swap agreements, resulting in a positive cash flow of $23.2 million of which $4.7 million related to reduced interest expense. The remaining $18.5 million will be amortized into earnings over the remaining life of the respective notes and is reflected in the Consolidated Statement of Cash Flows as a financing activity.

         The increase in debt was partially offset by higher cash balances resulting from the May 2001 debt offering proceeds in excess of the pay down of corporate short-term borrowings and 2001 debt maturities. The Company is planning to use this additional cash to pay additional current maturities through the 2002 first quarter.

         As of September 30, 2001, the Company had no borrowings against its $1 billion revolving credit facility.

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

         Capital Expenditures and Investments

         Capital expenditures and investments during the first nine months of 2001 were $161.8 million for PD Mining, $75.8 million for PD Industries (including $44.8 million for the contractually obligated acquisition of the remaining 40 percent share of the Company’s wire and cable manufacturing operation in Brazil) and $12.0 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2000 period were $222.7 million for PD Mining, $62.5 million for PD Industries (including $19.0 million for the acquisition of the remaining 40 percent share of the Company’s carbon black manufacturing facility in Hungary) and $5.8 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2001 to be approximately $205 million for PD Mining, $85 million for PD Industries, and $25 million for Corporate and Other.

         Dividends

         On September 7, 2001, the Company paid a regular quarterly dividend of 12.5 cents per share on its common shares for the 2001 third quarter; the amount paid for the quarter was $9.8 million. Due to current economic conditions and continuing unsatisfactory copper prices, the Company announced it had eliminated its quarterly dividend on October 23, 2001. The dividend elimination will result in net cash savings of approximately $40 million annually. There were 78.7 million shares outstanding at quarter end.

         Other Matters

         On October 23, 2001, we announced a series of actions to address the current economic environment. Among these actions is advancing rapidly our comprehensive, lean production programs to effect a sustainable improvement in annual operating income targeted at $400 million, including the $150 million operational improvement plan announced in the 2001 second quarter. The full benefits from these programs are expected by year-end 2003.

         With the slowdown in the U.S. economy, continued downturn in COMEX copper prices and higher energy costs, we continue to explore opportunities to reduce costs and conserve cash. We are continuing to implement quality improvement programs to increase productivity and reduce costs and we are analyzing the opportunity of monetizing our copper and carbon black receivables through an asset securitization in a range of $50 million to $80 million, which is a reduction from previous estimates due to lower copper prices and reduced sales volumes. We may also consider other asset securitizations, strategic arrangements or alternatives that may provide for enhanced liquidity.

         For a discussion of new accounting standards, please refer to Notes 3 and 9 to the consolidated financial information.

Part II. Other Information

Item 1. Legal Proceedings

         Reference is made to Paragraph II, section A.2.(a) of Item 3, Legal Proceedings of the Corporation’s Form 10-K for the period ended December 31, 2000.

         On September 19, 2001 the Regional Director of the Bureau of Indian Affairs issued a decision advising Phelps Dodge that the Bureau of Reclamation would cease deliveries of water to the Company from the Black River Pump Station if Phelps Dodge failed to make payment for leased CAP water by September 24, 2001. Phelps Dodge did not make the payment. The payment for leased CAP water is not relevant to the delivery of water through the Black River Pump Station because only water collected in the Company’s reservoirs (and not CAP water) is currently being delivered via exchange through that facility. Separate exchange and lease agreements (which are not in place) are required for the delivery of CAP lease water. In addition, specific legislation governing the operation of the Black River Pump Station provides that any disputes must be resolved in federal court.

         The Company has appealed the decision claiming a lack of jurisdiction and authority and asserted that the decision is not supported by the relevant law or other facts. The Company has also requested a stay of the decision pending the outcome of the appeal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION (Corporation or Registrant)

Date: November 13, 2001	By:	/s/ Stanton K. Rideout

Stanton K. Rideout Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

3.2	Amended and restated Bylaws of the Corporation, as amended effective as of September 5, 2001 (SEC File No. 1-82).

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.