Form 10-Q
period 2002-03-31
PHELPS DODGE CORP
filed 2002-05-15
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ 85004-4416

Registrant’s telephone number:   (602) 366-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes     No  .

Number of Common Shares outstanding at May 10, 2002: 78,717,316 shares.

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
EX-10.14
EX-12
EX-15

-i-

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2002

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I.   Financial Information

Item 1.   Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

	First Quarter

	2002	2001

Sales and other operating revenues	$918.5	1,100.7

Operating costs and expenses

Cost of products sold	768.8	933.7

Depreciation, depletion and amortization	105.6	116.5

Selling and general administrative expense	32.2	32.2

Exploration and research expense	8.7	14.8

Special items and provisions (see Note 2)	(3.8)	(30.9)

	911.5	1,066.3

Operating income	7.0	34.4

Interest expense	(52.8)	(53.4)

Capitalized interest	—	0.6

Miscellaneous income and expense, net	2.0	3.7

Loss before taxes, minority interests, equity in net earnings (loss) of affiliated companies and cumulative effect of accounting change	(43.8)	(14.7)

Benefit for taxes on income (see Note 8)	39.7	33.3

Minority interests in consolidated subsidiaries	(1.2)	(1.6)

Equity in net earnings (loss) of affiliated companies	0.5	(0.8)

Income (loss) before cumulative effect of accounting change	(4.8)	16.2

Cumulative effect of accounting change, net of taxes of $10.1 in 2002	(22.9)	(2.0)

Net income (loss)	$(27.7)	14.2

Average number of shares outstanding — basic	78.5	78.5

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.06)	0.21

Cumulative effect of accounting change	(0.29)	(0.03)

Basic earnings (loss) per share	$(0.35)	0.18

Average number of shares outstanding — diluted	78.5	78.8

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.06)	0.21

Cumulative effect of accounting change	(0.29)	(0.03)

Diluted earnings (loss) per share	$(0.35)	0.18

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions)

	March 31,	December 31,
	2002	2001

Assets

Cash and cash equivalents	$454.3	386.9

Accounts receivable, net	440.0	398.8

Inventories and supplies	562.3	602.1

Prepaid expenses and other current assets	126.5	116.4

Current assets	1,583.1	1,504.2

Investments and long-term receivables	107.3	105.3

Property, plant and equipment, net	5,573.5	5,665.6

Non-current deferred income taxes	68.5	56.3

Other assets and deferred charges	237.3	287.4

	$7,569.7	7,618.8

Liabilities

Short-term debt	$54.5	59.3

Current portion of long-term debt	261.3	269.7

Accounts payable and accrued expenses	640.8	673.7

Accrued income taxes	12.8	11.5

Current liabilities	969.4	1,014.2

Long-term debt	2,515.2	2,522.0

Deferred income taxes	451.0	441.8

Other liabilities and deferred credits	895.6	874.2

	4,831.2	4,852.2

Minority interests in consolidated subsidiaries	59.6	59.4

Common shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 78.7 outstanding in 2002 and 2001	492.0	491.9

Capital in excess of par value	1,017.4	1,016.8

Retained earnings	1,469.9	1,497.6

Accumulated other comprehensive loss	(294.0)	(292.7)

Other	(6.4)	(6.4)

	2,678.9	2,707.2

	$7,569.7	7,618.8

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	First Quarter

	2002	2001

Operating activities

Net income (loss)	$(27.7)	14.2

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation, depletion and amortization	105.6	116.5

Deferred income taxes	(2.2)	(18.3)

Equity earnings (loss) net of dividends received	(0.5)	1.3

Special items and provisions (see Note 2)	29.7	(28.9)

Changes in current assets and liabilities:

Accounts receivable	(50.4)	(63.9)

Proceeds from sale of accounts receivable	4.7	—

Inventories	40.9	(26.5)

Supplies	(1.4)	(1.8)

Prepaid expenses	(10.7)	(5.7)

Deferred income taxes	—	0.2

Interest payable	43.3	34.1

Other accounts payable	(50.4)	10.1

Accrued income taxes	2.9	(14.5)

Other accrued expenses	(27.3)	(7.9)

Other adjustments, net	53.7	(18.8)

Net cash provided by (used in) operating activities	110.2	(9.9)

Investing activities

Capital outlays	(21.4)	(77.1)

Capitalized interest	—	(0.6)

Investment in subsidiaries and other	(1.4)	(46.4)

Proceeds from asset dispositions and other, net	(1.4)	1.4

Net cash used in investing activities	(24.2)	(122.7)

Financing activities

Increase in debt	6.8	175.9

Payment of debt	(24.3)	(9.6)

Common dividends	—	(39.4)

Other, net	(1.1)	(0.1)

Net cash provided by (used in) financing activities	(18.6)	126.8

Increase (decrease) in cash and cash equivalents	67.4	(5.8)

Cash and cash equivalents at beginning of period	386.9	250.0

Cash and cash equivalents at end of period	$454.3	244.2

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares				Accumulated
			Capital in		Other		Common
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2001	78.7	$491.9	$1,016.8	$1,497.6	$(292.7)	$(6.4)	$2,707.2

Stock options exercised			0.2				0.2

Restricted shares issued, net		0.1	0.4				0.5

Comprehensive loss:

Net loss				(27.7)			(27.7)

Other comprehensive loss, net of tax:

Translation adjustment					(4.6)		(4.6)

Net gain on derivative instruments					3.5		3.5

Unrealized loss on securities					(0.2)		(0.2)

Other comprehensive loss					(1.3)		(1.3)

Comprehensive loss							(29.0)

Balance at March 31, 2002	78.7	$492.0	$1,017.4	$1,469.9	$(294.0)	$(6.4)	$2,678.9

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

		Phelps Dodge Industries
	Phelps Dodge
	Mining	Specialty	Wire &		Segment	Corporate, Other
	Company	Chemicals	Cable	Total	Subtotal	& Eliminations	Totals

First Quarter 2002

Sales & other operating revenues:

Unaffiliated customers	$611.7	129.3	177.5	306.8	918.5	—	918.5

Intersegment	37.0	—	0.2	0.2	37.2	(37.2)	—

Depreciation, depletion and amortization	82.4	10.5	10.7	21.2	103.6	2.0	105.6

Special items and provisions	13.8	—	—	—	13.8	(10.0)	3.8

Operating income (loss)	21.3	13.2	2.8	16.0	37.3	(30.3)	7.0

Assets at March 31	5,522.6	674.1	601.5	1,275.6	6,798.2	771.5	7,569.7

Capital outlays and investments	17.4	2.0	1.7	3.7	21.1	1.7	22.8

First Quarter 2001

Sales & other operating revenues:

Unaffiliated customers	$726.5	161.5	212.7	374.2	1,100.7	—	1,100.7

Intersegment	58.3	—	—	—	58.3	(58.3)	—

Depreciation, depletion and amortization	92.3	11.5	12.1	23.6	115.9	0.6	116.5

Special items and provisions	—	—	—	—	—	30.9	30.9

Operating income (loss)	(5.1)	20.2	6.5	26.7	21.6	12.8	34.4

Assets at March 31	6,074.9	752.6	699.7	1,452.3	7,527.2	380.4	7,907.6

Capital outlays and investments	63.9	6.2	47.0	53.2	117.1	6.4	123.5

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.	Special Items and Provisions

Special Items

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2002:

(Unaudited; gains/(losses) in millions, except per share)

	First Quarter 2002

	Pre-tax	After-tax	$/Share
	Earnings	Earnings	After-tax

Special items and provisions, net:

Phelps Dodge Mining Company -

Environmental insurance recoveries, net	$13.8	11.2	0.14

Corporate and other -

Environmental provisions	(12.1)	(12.1)	(0.15)

Environmental insurance recoveries, net	2.1	1.9	0.02

	(10.0)	(10.2)	(0.13)

	3.8	1.0	0.01

Miscellaneous income and expense, net:

Write-off of cost basis investment	(0.5)	(0.4)	—

Tax benefit for 2001 net operating loss carryback	—	38.5	0.49

Cumulative effect of accounting change	(33.0)	(22.9)	(0.29)

Total	$(29.7)	16.2	0.21

In the 2002 first quarter, a special, net pre-tax loss of $29.7 million was recognized consisting of pre-tax charges of $33.0 million ($22.9 million after-tax) for the cumulative effect of an accounting change (refer to Note 3 for further discussion), $12.1 million (before and after taxes) for environmental provisions (refer to Note 4) and a $0.5 million ($0.4 million after-tax) write-off of a cost basis investment, partially offset by $15.9 million ($13.1 million after-tax), net of fees and expenses, in recoveries associated with insurance settlements reached with companies on historic environmental claims at Phelps Dodge Mining Company and Corporate and other. It is our policy to recognize recoveries of environmental expenditures or costs from insurance companies or other parties when they become probable. In addition, the 2002 first quarter included a tax benefit of $38.5 million for a net operating loss carryback prior to 2002 resulting from recent U.S. tax legislation (refer to Note 8).

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2001:

(Unaudited; gains/(losses) in millions, except per share)

	First Quarter 2001

	Pre-tax	After-tax	$/Share
	Earnings	Earnings	After-tax

Special items and provisions, net:

Corporate and other -

Environmental insurance recoveries, net	$30.9	30.9	0.40

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

Total	$28.9	28.9	0.37

In the 2001 first quarter, a special, net gain of $28.9 million (before and after taxes) was recognized consisting of $30.9 million (before and after taxes), net of fees and expenses, in recoveries associated with settlements reached with several insurance companies on historic environmental liability claims, partially offset by a $2.0 million (before and after taxes) charge for the cumulative effect of an accounting change (refer to Note 9 for further discussion).

Restructuring Programs

During 2001, two restructuring/operational improvement plans occurred. In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the economic environment, including changes in copper operations that would lead or have led to temporary curtailment of approximately 220,000 metric tons of copper production annually (including our partner’s share), and the reduction of approximately 1,600 employees in 2002. In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvements.

In the second quarter of 2000 and 1999, we announced plans to reduce operating costs and restructure operations at our mining and wire and cable segments. Refer to the Company’s Form 10-K for the year ended December 31, 2001, for additional discussion.

The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the 1999, 2000 and 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		(Payments/
	12/31/01	Deductions)	3/31/02

Phelps Dodge Mining Company -

Employee severance and relocation	$9.6	(3.8)	5.8

Mothballing/take-or-pay contracts	9.7	(2.6)	7.1

	19.3	(6.4)	12.9

Phelps Dodge Industries -

Specialty Chemicals

Disposal and dismantling	0.8	—	0.8

Employee severance and relocation	0.8	(0.4)	0.4

Environmental	0.6	—	0.6

	2.2	(0.4)	1.8

Wire and Cable

Take-or-pay contracts	1.1	—	1.1

Plant remodel and dismantling	2.1	(0.2)	1.9

	3.2	(0.2)	3.0

	5.4	(0.6)	4.8

Total	$24.7	(7.0)	17.7

3.	Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the specialty chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the wire and cable segment, for a total of $143.1 million, net. Upon completion of the transitional impairment tests, the implied fair value of goodwill at three of the Company’s international wire and cable reporting units was determined to be less than the reporting units’ carrying amount. The impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-

tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill on the first quarter of 2001 would have reduced goodwill amortization expense $1.9 million, increased net income $1.5 million, and increased basic and diluted earnings per share by 2 cents.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, with no significant effect on our financial reporting or disclosures.

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

4.	Environmental Matters

As of December 31, 2001, we had a reserve balance of $311.2 million for estimated future costs associated with environmental matters. During the first three months of 2002, we had a $12.1 million increase in the reserve and $4.0 million net spending against that reserve. As of March 31, 2002, the reserve balance was $319.3 million.

We have contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies, please refer to our Form 10-K for the year ended December 31, 2001, and Note 18 to the consolidated financial statements included therein.

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

Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994. Approval of “closeout plans” describing the reclamation planned for the Chino, Tyrone and Cobre mines currently is due by October 1, 2002. Two New Mexico State agencies currently are reviewing the permit applications for facility closure and reclamation, and one public hearing was held on Chino’s plan to protect water quality in August 2001. A second public hearing was held in February 2002 on the Chino plan to discuss a draft permit proposed jointly by Chino and the New Mexico Environment Department (NMED). The Company is awaiting the hearing officer’s decision. The cost estimate to carry out this plan, including water treatment for 100 years, if needed, is $386 million in current dollars (i.e., on an undiscounted basis). This figure compares to Chino’s previous estimate of approximately $100 million. The final cost estimate is subject to the results of the hearing and any subsequent judicial appeals. Actual reclamation costs may differ significantly from the cost estimate based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site versus third-party contractor costs (under New Mexico law, financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time. The plan also calls for studies over the next four to five years to refine the plan.

The Company is continuing to negotiate with the State regarding the amount of financial assurance required to cover the $386 million cost estimate. Based upon our current understanding of the State’s position, the net present value of the obligation when adjusted to reflect the appropriate escalation and discount rates, is approximately $180 million to $200 million. The final permits are subject to the public hearing process and consideration of public comments, and a portion of the plan will require the issuance of a waiver of certain standards as authorized by the New Mexico Mining Act.

The Company expects the next hearing on the Tyrone plan in May 2002. In anticipation of the hearing, the State has proposed a plan with a cost estimate of $440 million with a financial assurance estimate based on an adjusted net present value of $267 million. The Company believes the cost estimate, financial assurance requirement, and actual reclamation costs for the Tyrone plan should more appropriately be comparable to the Chino plan and the differences in valuation will be a subject of the upcoming hearing. The initial hearing for the Cobre plan will likely occur in the summer of 2002. The Company expects the cost estimate for the Cobre plan to be approximately $40 million.

The Company’s accounting policy is to recognize estimated final reclamation costs over the life of active mining properties on a units-of-production basis. Non-operating sites that are currently on care-and-maintenance status suspend accruing mine closure costs until the site resumes production. When management determines a mine should be permanently closed, any unrecognized closure obligation is recognized immediately.

In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. (collectively, “Cyprus”). The complaint alleges claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint seeks damages in the amount of $115 million under four different legal theories (breach of contract, fraud, negligent misrepresentation and negligence). On April 18, 2002, the court issued its decision on the motion to dismiss filed by Cyprus. The Court granted Cyprus’ motion to dismiss with respect to the negligent misrepresentation and negligence claims, and denied Cyprus’ motion with respect to the contract and fraud claims.

7.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares were issued. The average number of basic common shares outstanding for each of the three-months periods ended March 31, 2002 and 2001, excluded 0.2 million shares, primarily attributable to restricted stock issued to employees. The average number of diluted common shares outstanding for the three-month period ended March 31, 2002, excluded 0.3 million shares for restricted stock and stock options issued to employees and for the three-month period ended March 31, 2001, included 0.3 million shares for restricted stock and stock options issued to employees. Stock options excluded from the computation of diluted earnings per share because option prices exceeded the market value of the Company’s stock were as follows:

(In millions, except for option price)

	First Quarter

	2002	2001

Outstanding options	7.5	7.6

Average option price	$36.49	46.66

8.	Benefit for Taxes on Income

The Company’s income tax benefit for the 2002 first quarter comprised the following: (i) a $38.5 million tax benefit, recorded as a special item, associated with the carryback of 2001 net operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002; (ii) a $12.9 million benefit recognized for first quarter 2002 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; and (iii) an $11.7 million expense for taxes on earnings at international operations.

9.	Accounting for Derivative Instruments and Hedging Activities

Phelps Dodge does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments and on market closing prices at period end. Please refer to the Management’s Discussion and Analysis and Note 19 of Form 10-K for the year ended December 31, 2001, for a discussion on our derivative instruments.

During the first quarter of 2002, we reclassified approximately $3.6 million of other comprehensive losses to earnings, which was principally related to our floating-to-fixed interest rate swaps.

On January 1, 2001, Phelps Dodge adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The implementation resulted in a cumulative reduction to income of $2.0 million (before and after taxes), or 3 cents per share, and a cumulative reduction to other comprehensive income of $7.1 million (before and after taxes).

REVIEW BY INDEPENDENT ACCOUNTANTS

The financial information as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2002, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the three-month periods ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Corporation’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of cash flows and of common shareholders’ equity for the year then ended (not presented herein), and in our report dated January 28, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
April 19, 2002

Item 2.   Management’s Discussion and Analysis

         The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to the Management’s Discussion and Analysis section of the Company’s report on Form 10-K for the year ended December 31, 2001, for a further discussion of our operations, including our critical accounting policies. Additionally, please refer to Note 3 to the March 31, 2002, consolidated financial statements for a discussion on the adoption of SFAS No. 142.

RESULTS OF OPERATIONS

         Consolidated Results

(Unaudited; $ in millions, except per share amounts)

	First Quarter

	2002	2001

Sales and other operating revenues	$918.5	1,100.7

Operating income before special items	$3.2	3.5

Operating income	$7.0	34.4

Net loss before special items	$(43.9)	(14.7)

Net income (loss)	$(27.7)	14.2

Loss per common share, basic and diluted, before special items	$(0.56)	(0.19)

Net income (loss) per common share, basic and diluted	$(0.35)	0.18

         The Company had a consolidated loss in the 2002 first quarter of $43.9 million, or 56 cents per share, before a net special gain of $16.2 million, or 21 cents per share, after-tax. The net special gain included (i) a $33.0 million pre-tax charge for the cumulative effect of adopting SFAS No. 142 ($22.9 million after-tax, or 29 cents per share); (ii) a $15.9 million pre-tax net gain in recoveries associated with insurance settlements reached with companies on historic environmental liability claims ($13.1 million after-tax, or 16 cents per share); (iii) a $12.1 million (before and after taxes, or 15 cents per share) charge for environmental provisions; (iv) a $0.5 million ($0.4 million after-tax) charge to write-off a cost basis investment; and (v) a $38.5 million, or 49 cents per share, tax benefit associated with 2001 operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002. (Refer to Notes 2 and 8 to the consolidated financial statements for further discussion of these special items.) By comparison, the loss in the 2001 first quarter was $14.7 million, or 19 cents per common share, before a special net pre-tax gain of $28.9 million ($28.9 million, or 37 cents per share, after-tax). The special net gain consisted of $30.9 million in net insurance recoveries (refer to Note 2) and a cumulative loss of $2.0 million from the adoption of SFAS No. 133 (refer to Note 9).

         The loss in the 2002 first quarter including special items was $27.7 million, or 35 cents per share, compared with 2001 first quarter earnings including special items of $14.2 million, or 18 cents per share.

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged 72 cents in the 2002 first quarter, compared with 82 cents in the corresponding 2001 period. The London Metal Exchange (LME) spot price per pound of copper cathode, primarily upon which we base our international sales, averaged 71 cents in the 2002 first quarter, compared with 80 cents in the corresponding 2001 period.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production, after our recently announced curtailments, is approximately 2 billion pounds of copper. Accordingly, each 1 cent per pound change in our average annual realized copper price, or in our average unit production costs, causes a variation in annual operating income before taxes of approximately $20 million.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on March 31, 2002.

         Quest for Zero Operational Improvement Program

         In May 2001, Phelps Dodge commenced Quest for Zero, our company-wide, comprehensive, lean-production program designed to deliver $400 million of annual operating income improvements by the end of 2003. During the 2002 first quarter, we achieved $44 million in improvements, bringing the total to $99 million since the program was announced. Phelps Dodge Mining Company is pursuing aggressively its Quest for Zero target of all-in 60 cents per pound implied unit cost of copper production by the end of 2003. This target is the heart of our Quest for

Zero program, and should enhance the tremendous leverage we have to rising copper prices.

         Business Segments

         Results for 2002 and 2001 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company and Phelps Dodge Industries. Phelps Dodge Mining Company is a business segment that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. Phelps Dodge Industries includes our specialty chemicals segment and our wire and cable segment.

RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PDMC) is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. PDMC sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PDMC at times smelts and refines copper and produces copper rod for customers on a toll basis. It is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum concentrate as well as metallurgical and chemical products. In addition, it produces gold, silver, molybdenum, copper sulfate, rhenium and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration and development programs, and a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies.

(Unaudited)

	First Quarter

	2002	2001

Copper production (thousand short tons):

Total production	321.9	359.2

Less minority participants’ shares (A)	64.7	65.0

Net Phelps Dodge share	257.2	294.2

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	268.5	289.7

Purchased copper	112.2	113.8

Total copper sales	380.7	403.5

LME average spot copper price per pound — cathodes	$0.71	0.80

COMEX average spot copper price per pound — cathodes	$0.72	0.82

Implied full unit cost of copper production (B)	$0.69	0.81

Implied cash unit cost of copper production (B)	$0.53	0.65

Molybdenum production (million pounds)	10.6	14.7

Molybdenum sales (million pounds):

Net Phelps Dodge share from own mines	12.8	15.0

Purchased molybdenum	2.6	0.1

	15.4	15.1

Metals Week:

Molybdenum oxide price per pound	$2.74	2.25

($ in millions)

Sales and other operating revenues to unaffiliated customers	$611.7	726.5

Operating income (loss) (C)	$21.3	(5.1)

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(B)	Implied full unit cost of copper production is based on PDMC’s all-in operating margin per pound of copper sold (i.e., PDMC operating income (loss) before special items, divided by pounds of PD-mined copper sold, plus or minus the LME copper price). Implied cash unit cost of copper production excludes PDMC’s segment depreciation, depletion and amortization and copper mine closure expense, from its all-in operating margin in the above calculation.

(C)	Includes a special, pre-tax gain of $13.8 million in the 2002 first quarter for recoveries associated with settlements reached with insurance companies on historic environmental liability claims. Refer to Note 2.

         PDMC — Sales

         In the 2002 first quarter, PDMC’s sales and other operating revenues to unaffiliated customers decreased by $114.8 million, or 16 percent, compared with the corresponding 2001 period. The variance primarily reflected lower copper prices and lower PD-mined sales volumes.

         PDMC — Operating Income (Loss)

         PDMC reported operating income of $7.5 million in the 2002 first quarter before a special, net pre-tax gain of $13.8 million, compared with an operating loss of $5.1 million in the corresponding 2001 period. This increase primarily reflected a lower implied unit cost of copper production ($63 million), partially offset by lower copper prices ($51 million) and slightly lower sales volumes of PD-mined copper.

         The 2002 first quarter included a special, net pre-tax gain of $13.8 million for recoveries associated with settlements reached with insurance companies on historic environmental liability claims.

         In the 2002 first quarter, the implied unit cost of copper production, both full and cash, decreased by 12 cents per pound to 69 cents and 53 cents per pound, respectively, compared with the corresponding 2001 quarter despite the inefficiencies associated with the production curtailments initiated at the beginning of the quarter. Approximately one-half of the cost improvement was due to lower energy costs. The other half was due to full operation of the Morenci mine-for-leach process and general operational improvements associated with the Company’s Quest for Zero program.

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During the first quarter of 2001, our Arizona and New Mexico operations were affected adversely by significantly higher costs for all three. In response, the Company implemented a power cost stabilization plan in March 2001. As a result, in the 2002 first quarter Phelps Dodge was able to reduce and mitigate the impacts of volatile electricity markets, diesel fuel and natural gas prices.

         PDMC — Other Matters

         On February 6, 2002, we announced that our Bagdad mine will begin construction in the 2002 second quarter of a $40 million copper concentrate leaching demonstration plant that is designed to recover commercial-grade copper cathode from chalcopyrite concentrates. It is expected to begin operating during the first half of 2003. At full capacity, it is expected to produce 35 million pounds of copper cathode from concentrate annually. If successful, this technique could assist in our long-term cost reduction strategy.

RESULTS OF PHELPS DODGE INDUSTRIES

         Phelps Dodge Industries (PDI), our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our specialty chemicals segment and our wire and cable segment. Our specialty chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our wire and cable segment consists of three worldwide product line businesses including magnet wire, energy and telecommunications cables, and specialty conductors.

(Unaudited; $ in millions)

	First Quarter

	2002	2001

Sales and other operating revenues to unaffiliated customers:

Specialty chemicals	$129.3	161.5

Wire and cable	177.5	212.7

	$306.8	374.2

Operating income:

Specialty chemicals	$13.2	20.2

Wire and cable	2.8	6.5

	$16.0	26.7

         PDI — Sales

         PDI reported sales to unaffiliated customers of $306.8 million in the 2002 first quarter, compared with sales of $374.2 million in the corresponding 2001 period. The decrease of 20 percent in specialty chemicals sales was the result of lower average unit selling prices and lower sales volumes. The decrease of 17 percent in wire and cable sales was primarily the result of lower sales volumes due to continued economic weakness principally in the United States.

         PDI — Operating Income

         PDI reported 2002 first quarter operating income of $16.0 million, compared with $26.7 million in the 2001 first quarter. The decrease was primarily due to the weak economic conditions globally. This resulted in lower sales volumes in the specialty chemicals segment and additional softness in the U.S. aerospace market for the wire and cable segment.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Depreciation, Depletion and Amortization Expense

         Depreciation, depletion and amortization expense was $105.6 million in the 2002 first quarter, compared with $116.5 million in the corresponding 2001 period. The decrease was primarily due to the temporary shutdowns and production curtailments at PDMC and the $1.9 million reduction of goodwill amortization expense at PDI resulting from the adoption of SFAS No. 142.

         Exploration and Research and Development Expense

         Our exploration and research expense was $8.7 million in the 2002 first quarter, a decrease of $6.1 million from the corresponding period in 2001. The decrease primarily resulted from lower spending at most of our locations and the absence of expenditures at the Sossego joint venture in Brazil, which was sold in October 2001.

         Benefit for Taxes on Income

         The Company’s income tax benefit for the 2002 first quarter comprised the following: (i) a $38.5 million tax benefit, recorded as a special item, associated with the carryback of 2001 net operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002; (ii) a $12.9 million benefit recognized for the first quarter 2002 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; and (iii) an $11.7 million expense for taxes on earnings at international operations.

CHANGES IN FINANCIAL CONDITION

         Working Capital

         During the 2002 first quarter, net working capital balances (excluding cash and cash equivalents and debt) increased $43.1 million. This increase resulted primarily from:

•	a $41.2 million increase in accounts receivable primarily due to a $51.4 million increase associated with the tax benefit to carryback the 2001 and the 2002 first quarter net operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002 (refer to Note 8), partially offset by $11 million of collections for environmental insurance recoveries;

•	a $39.8 million decrease in inventories and supplies primarily due to a $34.7 million decrease in copper, gold and molybdenum inventories at mining operations and a $5.5 million decrease at PDI primarily associated with seasonally high levels of inventory at year-end 2001;

•	a $10.1 million increase in prepaid expenses and other current assets primarily due to the prepayment of insurance premiums that will be amortized over the remaining portion of the year; and

•	a $32.9 million decrease in accounts payable and accrued expenses primarily due to the production curtailments, shutdown of facilities, staff reductions and payments of environmental costs, partially offset by a $43.3 million increase in interest payable associated with debt for which semi-annual payments are made in the second and fourth quarters.

         Debt

         At March 31, 2002, our total debt was $2,831.0 million, compared with $2,851.0 million at year-end 2001. Our ratio of debt to total capitalization was 50.8 percent at March 31, 2002 and December 31, 2001. On April 1, 2002, the Company paid the $150 million of principal on its 10.125 percent notes then due from cash on hand.

         As of March 31, 2002, the Company had no borrowings against its $1 billion revolving credit facility which is available, provided compliance with the covenant requirements, until its scheduled maturity on May 10, 2005.

         On April 15, 2002, Standard and Poor’s confirmed its BBB– credit rating on our senior debt, but will continue to assess our credit rating based on the economic environment in the 2002 second half.

         Capital Expenditures and Investments

         Capital expenditures and investments during the 2002 first quarter were $17.4 million for PDMC, $3.7 million for PDI and $1.7 million for Corporate and other. Capital expenditures and investments in the corresponding 2001 period were $63.9 million for PDMC, $53.2 million for PDI (including $44.8 million for the contractually obligated acquisition of the remaining 40 percent minority share of our wire and cable manufacturing operation in Brazil — refer to Note 5) and $6.4 million for Corporate and other. We expect capital expenditures and investments for the year 2002 to be approximately $185 million, including $130 million for PDMC, approximately $45 million for PDI, and approximately $10 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves.

         Dividends

         Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the dividend on its common shares in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid in the 2002 first quarter.

         Other Matters

         For a discussion of new accounting standards, please refer to Note 3 to the consolidated financial information.

Part II.   Other Information

Item 1.   Legal Proceedings

         Reference is made to Paragraph VIII of Item 3. Legal Proceedings of the Company’s Form 10-K for the year ended December 31, 2001, regarding the matters described therein:

         On April 18, 2002, the court issued its decision on the motion to dismiss filed by Cyprus Amax Minerals Company and Amax Energy Inc. (collectively, “Cyprus”). The Court granted Cyprus’ motion to dismiss with respect to the negligent misrepresentation and negligence claims, and denied Cyprus’ motion with respect to the contract and fraud claims.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	No reports on Form 8-K were filed by us during the quarter ended March 31, 2002.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: May 14, 2002	By:	/s/ Stanton K. Rideout

Stanton K. Rideout Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

10.14	Retirement Agreement, dated March 6, 2002, between the Company and Manuel J. Iraola (SEC File No. 1-82).

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.