Form 10-Q
period 2002-06-30
PHELPS DODGE CORP
filed 2002-08-13
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ 85004

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
Number of Common Shares outstanding at August 12, 2002: 88,906,857 shares.

Part I. Financial Information
Item 1. Financial Statements
STATEMENT OF CONSOLIDATED OPERATIONS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
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
EX-4.9
EX-4.10
EX-11
EX-12
EX-15

-i-

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2002

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

			Six Months Ended
	Second Quarter		June 30,

	2002	2001	2002	2001

Sales and other operating revenues	$966.8	1,063.5	1,885.3	2,164.2

Operating costs and expenses

Cost of products sold	807.2	897.5	1,576.0	1,831.2

Depreciation, depletion and amortization	106.1	121.3	211.7	237.8

Selling and general administrative expense	29.8	31.5	62.0	63.7

Exploration and research expense	9.2	17.1	17.9	31.9

Special items and provisions, net (see Note 2)	30.3	13.3	26.5	(17.6)

	982.6	1,080.7	1,894.1	2,147.0

Operating income (loss)	(15.8)	(17.2)	(8.8)	17.2

Interest expense	(49.2)	(55.5)	(102.0)	(108.9)

Capitalized interest	—	—	—	0.6

Miscellaneous income and expense, net	(0.3)	10.9	1.7	14.6

Loss before taxes, minority interests, equity in net earnings (loss) of affiliated companies and cumulative effect of accounting change	(65.3)	(61.8)	(109.1)	(76.5)

Benefit (provision) for taxes on income (see Note 8)	30.8	(47.4)	70.5	(14.1)

Minority interests in consolidated subsidiaries	(2.5)	(1.3)	(3.7)	(2.9)

Equity in net earnings (loss) of affiliated companies	0.6	—	1.1	(0.8)

Loss before cumulative effect of accounting change	(36.4)	(110.5)	(41.2)	(94.3)

Cumulative effect of accounting change, net of taxes of $10.1 in 2002	—	—	(22.9)	(2.0)

Net loss	$(36.4)	(110.5)	(64.1)	(96.3)

Preferred stock dividends	(2.4)	—	(2.4)	—

Loss applicable to common shares	$(38.8)	(110.5)	(66.5)	(96.3)

Average number of shares outstanding — basic	80.6	78.5	79.6	78.5

Basic loss per share before cumulative effect of accounting change	$(0.48)	(1.41)	(0.55)	(1.20)

Cumulative effect of accounting change	—	—	(0.29)	(0.03)

Basic loss per share	$(0.48)	(1.41)	(0.84)	(1.23)

Average number of shares outstanding — diluted	80.6	78.5	79.6	78.5

Diluted loss per share before cumulative effect of accounting change	$(0.48)	(1.41)	(0.55)	(1.20)

Cumulative effect of accounting change	—	—	(0.29)	(0.03)

Diluted loss per share	$(0.48)	(1.41)	(0.84)	(1.23)

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except par value data)

	June 30,	December 31,
	2002	2001

Assets

Cash and cash equivalents	$870.3	386.9

Accounts receivable, net	415.2	398.8

Inventories and supplies	566.3	602.1

Prepaid expenses and other current assets	133.4	116.4

Current assets	1,985.2	1,504.2

Investments and long-term receivables	130.3	105.3

Net property, plant and equipment	5,500.9	5,665.6

Non-current deferred income taxes	58.3	56.3

Other assets and deferred charges	239.8	287.4

	$7,914.5	7,618.8

Liabilities

Short-term debt	$51.6	59.3

Current portion of long-term debt	135.7	269.7

Accounts payable and accrued expenses	659.5	673.7

Dividends payable	2.4	—

Accrued income taxes	10.9	11.5

Current liabilities	860.1	1,014.2

Long-term debt	2,467.5	2,522.0

Deferred income taxes	444.3	441.8

Other liabilities and deferred credits	859.4	874.2

	4,631.3	4,852.2

Minority interests in consolidated subsidiaries	62.4	59.4

Shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 88.7 outstanding in 2002 and 78.7 outstanding in 2001	554.5	491.9

Preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2002	2.0	—

Capital in excess of par value	1,544.5	1,016.8

Retained earnings	1,431.1	1,497.6

Accumulated other comprehensive loss	(305.7)	(292.7)

Other	(5.6)	(6.4)

	3,220.8	2,707.2

	$7,914.5	7,618.8

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,

	2002	2001

Operating activities

Net loss	$(64.1)	(96.3)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion and amortization	211.7	237.8

Deferred income taxes	(9.1)	7.6

Equity earnings (loss) net of dividends received	1.2	1.3

Special items and provisions	60.7	(21.4)

Changes in current assets and liabilities:

Accounts receivable, net	(24.2)	(19.1)

Proceeds from securitization of accounts receivable	4.7	—

Inventories	37.0	(1.2)

Supplies	(0.3)	(0.4)

Prepaid expenses and other current assets	(9.9)	(7.5)

Deferred income taxes	0.1	0.1

Interest payable	(7.5)	5.8

Other accounts payable	(29.7)	0.1

Accrued income taxes	1.5	(7.9)

Other accrued expenses	(15.6)	(20.0)

Other adjustments, net	23.2	(1.6)

Net cash provided by operating activities	179.7	77.3

Investing activities

Capital outlays	(48.9)	(146.1)

Capitalized interest	—	(0.6)

Investment in subsidiaries and other	(1.9)	(47.0)

Proceeds from asset dispositions	24.6	1.1

Other investing	(28.7)	(2.2)

Net cash used in investing activities	(54.9)	(194.8)

Financing activities

Increase in debt	16.8	1,175.2

Payment of debt	(246.7)	(887.2)

Common dividends	—	(49.2)

Issuance of shares	592.2	0.4

Other, net	(3.7)	(7.7)

Net cash provided by financing activities	358.6	231.5

Increase in cash and cash equivalents	483.4	114.0

Cash and cash equivalents at beginning of period	386.9	250.0

Cash and cash equivalents at end of period	$870.3	364.0

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2001	78.7	$491.9	—	$—	$1,016.8	$1,497.6	$(292.7)	$(6.4)	$2,707.2

Stock options exercised					0.2				0.2

Restricted shares issued, net		0.1						0.8	0.9

Issuance of shares	10.0	62.5	2.0	2.0	527.5				592.0

Dividends on preferred shares						(2.4)			(2.4)

Comprehensive income (loss):

Net loss						(64.1)			(64.1)

Other comprehensive income (loss), net of tax:

Translation adjustment							(14.6)		(14.6)

Net gain on derivative instruments							2.1		2.1

Unrealized loss on securities							(0.5)		(0.5)

Other comprehensive loss							(13.0)		(13.0)

Comprehensive loss									(77.1)

Balance at June 30, 2002	88.7	$554.5	2.0	$2.0	$1,544.5	$1,431.1	$(305.7)	$(5.6)	$3,220.8

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

		Phelps Dodge Industries
	Phelps Dodge					Corporate,
	Mining	Specialty	Wire &		Segment	Other &
	Company	Chemicals	Cable	Total	Subtotal	Eliminations	Totals

Second Quarter 2002

Sales & other operating revenues:

Unaffiliated customers	$644.5	140.5	181.8	322.3	966.8	—	966.8

Intersegment	37.3	—	—	—	37.3	(37.3)	—

Depreciation, depletion and amortization	82.7	10.7	10.6	21.3	104.0	2.1	106.1

Special items and provisions, net	20.9	—	—	—	20.9	(51.2)	(30.3)

Operating income (loss)	32.3	17.0	3.3	20.3	52.6	(68.4)	(15.8)

Assets at June 30	5,420.3	687.8	572.3	1,260.1	6,680.4	1,234.1	7,914.5

Capital outlays and investments	20.7	3.2	2.6	5.8	26.5	1.5	28.0

Second Quarter 2001

Sales & other operating revenues:

Unaffiliated customers	$712.9	148.0	202.6	350.6	1,063.5	—	1,063.5

Intersegment	30.5	—	—	—	30.5	(30.5)	—

Depreciation, depletion and amortization	96.2	11.1	12.0	23.1	119.3	2.0	121.3

Special items and provisions, net	(10.0)	—	(3.3)	(3.3)	(13.3)	—	(13.3)

Operating income (loss)	(21.3)	18.2	4.4	22.6	1.3	(18.5)	(17.2)

Assets at June 30	5,920.2	744.3	678.5	1,422.8	7,343.0	513.8	7,856.8

Capital outlays and investments	51.3	7.8	5.4	13.2	64.5	5.1	69.6

Six Months Ended 2002

Sales & other operating revenues:

Unaffiliated customers	$1,256.2	269.8	359.3	629.1	1,885.3	—	1,885.3

Intersegment	74.3	—	0.2	0.2	74.5	(74.5)	—

Depreciation, depletion and amortization	165.1	21.2	21.3	42.5	207.6	4.1	211.7

Special items and provisions, net	34.7	—	—	—	34.7	(61.2)	(26.5)

Operating income (loss)	53.6	30.2	6.1	36.3	89.9	(98.7)	(8.8)

Assets at June 30	5,420.3	687.8	572.3	1,260.1	6,680.4	1,234.1	7,914.5

Capital outlays and investments	38.1	5.2	4.3	9.5	47.6	3.2	50.8

Six Months Ended 2001

Sales & other operating revenues:

Unaffiliated customers	$1,439.4	309.5	415.3	724.8	2,164.2	—	2,164.2

Intersegment	88.8	—	—	—	88.8	(88.8)	—

Depreciation, depletion and amortization	188.5	22.6	24.1	46.7	235.2	2.6	237.8

Special items and provisions, net	(10.0)	—	(3.3)	(3.3)	(13.3)	30.9	17.6

Operating income (loss)	(26.4)	38.4	10.9	49.3	22.9	(5.7)	17.2

Assets at June 30	5,920.2	744.3	678.5	1,422.8	7,343.0	513.8	7,856.8

Capital outlays and investments	115.2	14.0	52.4	66.4	181.6	11.5	193.1

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

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

The results of operations for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2.	Special Items and Provisions

The following schedules summarize the special items and provisions for the second quarter and six months ended June 30, 2002:

(Unaudited; gains/(losses) in millions, except per share)

	Second Quarter 2002

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Special items and provisions, net:

PDMC -

Environmental insurance recoveries, net	$(1.7)	(1.5)	(0.02)

Sale of non-core real estate	22.6	22.6	0.28

	20.9	21.1	0.26

Corporate and other -

Environmental provisions	—	2.4	0.03

Environmental insurance recoveries, net	6.5	5.0	0.06

Historic Cyprus Amax lawsuit settlement	(11.2)	(8.9)	(0.11)

Historic Cyprus Amax arbitration award with regard to Plateau Mining	(46.5)	(44.5)	(0.55)

	(51.2)	(46.0)	(0.57)

	(30.3)	(24.9)	(0.31)

Miscellaneous income and expense, net:

Cost investment write-down	(0.7)	(0.8)	(0.01)

Taxes:

Release of taxes provided with regard to Plateau Mining	—	13.0	0.16

Total	$(31.0)	(12.7)	(0.16)

(Unaudited; gains/(losses) in millions, except per share)

	Six Months Ended
	June 30, 2002

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Special items and provisions, net:

PDMC -

Environmental insurance recoveries, net	$12.1	9.7	0.12

Sale of non-core real estate	22.6	22.6	0.28

	34.7	32.3	0.40

Corporate and other -

Environmental provisions	(12.1)	(9.7)	(0.12)

Environmental insurance recoveries, net	8.6	6.9	0.08

Historic Cyprus Amax lawsuit settlement	(11.2)	(8.9)	(0.11)

Historic Cyprus Amax arbitration award with regard to Plateau Mining	(46.5)	(44.5)	(0.56)

	(61.2)	(56.2)	(0.71)

	(26.5)	(23.9)	(0.31)

Miscellaneous income and expense, net:

Cost investment write-downs	(1.2)	(1.2)	(0.01)

Taxes:

Release of taxes provided with regard to Plateau Mining	—	13.0	0.16

Tax benefit for 2001 net operating loss carryback	—	38.5	0.49

	—	51.5	0.65

Cumulative effect of accounting change	(33.0)	(22.9)	(0.29)

Total	$(60.7)	3.5	0.04

In the second quarter of 2002, a special, net pre-tax loss of $31.0 million was recognized consisting of (i) a $46.5 million pre-tax loss ($44.5 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax Minerals Company (Cyprus Amax) by Plateau Mining Corporation (a former subsidiary of Cyprus Amax); (ii) an $11.2 million charge including expenses ($8.9 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas acquired with the Cyprus Amax purchase; (iii) a $0.7 million loss (before and after taxes) on the write-off of a cost investment; (iv) a $22.6 million gain (before and after taxes) on the sale of a non-core parcel of real estate in New Mexico; and (v) a $4.8 million net gain ($3.8 million after-tax) from recoveries associated with insurance settlements on historic environmental claims. The taxes associated with special items were a net benefit of $18.3 million, including release of deferred taxes previously provided ($13.0 million) and year-to-date adjustments ($2.0 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks (refer to Note 8 for a further discussion of income taxes).

In the 2002 first quarter, a special, net pre-tax loss of $29.7 million was recognized consisting of (i) pre-tax charges of $33.0 million ($22.9 million after-tax) for the cumulative effect of an accounting change (refer to Note 3 for further discussion); (ii) a $12.1 million charge (before and after taxes) for environmental provisions (refer to Note 4); (iii) a $0.5 million ($0.4 million after-tax) write-off of a cost basis investment; and (iv) a $15.9 million gain ($13.1 million after-tax), net of fees and expenses, from recoveries associated with insurance settlements reached with companies on historic environmental claims at Phelps Dodge Mining Company and Corporate and other. It is our policy to recognize recoveries of environmental expenditures or costs from insurance companies or other parties when they become probable. In addition, the 2002 first quarter included a tax benefit of $38.5 million for net operating loss carryback prior to 2002 resulting from recent U.S. tax legislation (refer to Note 8).

The following schedules summarize the special items and provisions for the second quarter and six months ended June 30, 2001:

(Unaudited; gains/(losses) in millions, except per share)

	Second Quarter 2001

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Special items and provisions, net:

PDMC -

Restructuring programs	$(10.0)	(10.0)	(0.13)

PDI -

Hopkinsville facility write-down	(3.3)	(3.3)	(0.04)

Corporate and other -

Environmental insurance recoveries, net	7.2	7.2	0.09

Restructuring programs	(1.3)	(1.3)	(0.01)

Other	(5.9)	(5.9)	(0.08)

	—	—	—

	(13.3)	(13.3)	(0.17)

Miscellaneous income and expense, net:

Interest on prior years’ tax refunds	4.3	4.3	0.05

Other	1.5	1.5	0.02

	5.8	5.8	0.07

Total	$(7.5)	(7.5)	(0.10)

(Unaudited; gains/(losses) in millions, except per share)

	Six Months Ended
	June 30, 2001

Statement of Consolidated	Pre-tax	After-tax	Per
Operations Line Item	Earnings	Earnings	Share

Special items and provisions, net:

PDMC -

Restructuring programs	$(10.0)	(10.0)	(0.13)

PDI -

Hopkinsville facility write-down	(3.3)	(3.3)	(0.04)

Corporate and other -

Environmental insurance recoveries, net	38.1	38.1	0.49

Restructuring programs	(1.3)	(1.3)	(0.01)

Other	(5.9)	(5.9)	(0.08)

	30.9	30.9	0.40

	17.6	17.6	0.23

Miscellaneous income and expense, net:

Interest on prior years’ tax refunds	4.3	4.3	0.05

Other	1.5	1.5	0.02

	5.8	5.8	0.07

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

Total	$21.4	21.4	0.27

In the 2001 second quarter, net special items of $7.5 million (before and after taxes) were recognized consisting of an $11.3 million (before and after taxes) restructuring charge primarily for employee severance and benefit costs associated with restructuring of our professional, administrative and operations support functions, as well as various other operational improvement initiatives. The restructuring charge was partially offset by a special, net gain of $3.8 million (before and after taxes) comprising (i) additional recoveries associated with settlements reached with several insurance companies on historic environmental liability claims, net of fees and expenses; (ii) the write-down of the closed Hopkinsville, Kentucky, magnet wire facility; and (iii) other net special items.

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

Restructuring Programs

During 2001, two restructuring/operational improvement plans occurred. In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then current economic environment, including changes in copper operations that led us to temporarily curtail approximately 220,000 metric tons of copper production annually (including our partner’s share), and the reduction of approximately 1,600 positions in 2002. In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvements.

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

The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the 1999, 2000 and 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		(Payments/
	12/31/01	Deductions)	6/30/02

Phelps Dodge Mining Company -

Employee severance and relocation	$9.6	(4.1)	5.5

Mothballing/take-or-pay contracts	9.7	(5.4)	4.3

	19.3	(9.5)	9.8

Phelps Dodge Industries -

Specialty Chemicals Disposal and dismantling	0.8	—	0.8

Employee severance and relocation	0.8	(0.5)	0.3

Environmental	0.6	—	0.6

	2.2	(0.5)	1.7

Wire and Cable

Take-or-pay contracts	1.1	—	1.1

Plant removal and dismantling	2.1	(0.7)	1.4

	3.2	(0.7)	2.5

	5.4	(1.2)	4.2

Total	$24.7	(10.7)	14.0

3.	Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the specialty chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the wire and cable segment, for a total of $143.1 million, net. Upon completion of the transitional impairment tests, the implied fair value of goodwill at three of the Company’s international wire and cable reporting units was determined to be less than the reporting units’ carrying amount. The impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill on the second quarter and six months ended June 30, 2001, would have reduced goodwill amortization expense by $1.9 million and $3.8 million, respectively, reduced net loss by $1.7 million and $3.2 million, respectively, and reduced loss per share by 2 cents and 4 cents, respectively.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying Opinion No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement is required to be adopted by the Company on January 1, 2003.

4.	Environmental, and Reclamation and Closure Matters

As of December 31, 2001, we had a reserve balance of $311.2 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first six months of 2002, we had a $12.1 million increase in the reserve and $8.6 million spending against that reserve. As of June 30, 2002, the reserve balance was $314.7 million.

As of December 31, 2001, we had a reclamation and closure reserve balance of $130.1 million. During the first six months of 2002, we had a $10.1 million increase in the reserve and $0.7 million in spending. As of June 30, 2002, the reserve balance was $139.5 million.

We have contingencies regarding environmental, closure and other matters. For a further discussion of these contingencies, please refer to our Form 10-K for the year ended December 31, 2001, and Note 18 to the Consolidated Financial Statements included therein. Please also see Note 6 below.

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

Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994. Approval of “closeout plans” describing the reclamation planned for the Chino, Tyrone and Cobre mines currently is due by October 1, 2002. Two New Mexico State agencies currently are reviewing the permit applications for facility closure and reclamation, and one public hearing was held on Chino’s plan to protect water quality in August 2001. A second public hearing was held in February 2002 on the Chino plan to discuss a draft permit proposed jointly by Chino and the New Mexico Environmental Department (NMED). The Company is awaiting the NMED Hearing Officer’s decision. The cost estimate to carry out this plan, including water treatment for 100 years, if needed, is $386 million in current dollars. This figure compares to Chino’s initial proposal of approximately $100 million. The final cost estimate is subject to the results of the hearing and any subsequent judicial appeals. Actual reclamation costs may differ significantly from the cost estimate based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site versus third-party contractor costs (under New Mexico law, financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time. The plan also calls for studies over the next four to five years to refine the plan.

The Company is continuing to negotiate with the State regarding the amount of interim financial assurance required to cover the $386 million cost estimate. Based upon our current understanding of the State’s position, the present value of the obligation when adjusted to reflect the appropriate escalation and discount rates, is approximately $180 to $200 million. The final permits are subject to the public hearing process and consideration of public comments, and a portion of the plan will require the issuance of a waiver of certain standards as authorized by the New Mexico Mining Act.

A public hearing on the Tyrone plan was held in May 2002 before the NMED Hearing Officer. The NMED proposed a plan with a cost estimate of $440 million in current dollars with a financial assurance estimate based on an adjusted present value of $265 million. The Company presented a revised plan with a cost estimate of $331 million in current dollars and an estimated present value of the estimated costs of $179 million. Following the completion of post-hearing briefing, a hearing officer decision on the Tyrone permit is expected this fall. The Company has been advised that the State intends to issue a draft permit for a Cobre closure plan in late August or September. The Company expects the cost estimate for the Cobre plan to be approximately $40 million in current dollars. As with Chino, portions of the Tyrone and Cobre plans as proposed by the Company will require the approval of waivers of certain standards as authorized by the New Mexico Mining Act for mines that existed when that law was enacted.

The Company currently is engaged in negotiations with the New Mexico Mining and Minerals Division (MMD), which administers the New Mexico Mining Act, to extend the October 1, 2002, deadline for approval of closeout plans under the New Mexico Mining Act. Completion of the NMED permit process is necessary before closeout plans can be approved under the New Mexico Mining Act, and the NMED Hearing Officer decisions may not be issued in time to complete the closeout plan approval process before October 1. A proposal for a five-year extension of the

October 1, 2002, deadline is being considered subject to agreement on interim financial assurance and establishment of a technical review board to evaluate scientific and technical issues regarding the closure plans. The Company and MMD have reached an agreement in principle for the Company to provide additional interim financial assurance for Chino, Tyrone and Cobre totaling $219 million in the form of a corporate guarantee, collateral ($128 million) and a commitment by the Company to conduct accelerated reclamation of certain areas no longer intended for use in the mining operations (a total of $50 million to be expended over eight years). The Company also would establish a reclamation fund capped at the then existing amount of the corporate guarantee, and make annual contributions based upon future New Mexico copper production and the annual average copper price (the initial contribution to the fund commences when the annual average copper price is in excess of ninety cents per pound). The extension of the October 1, 2002, deadline is subject to approval of the New Mexico Mining Commission. If the deadline is not extended, the operations may not be able to meet the October 1 deadline and may be subject to administrative orders, including civil penalties, or other actions.

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

In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. (collectively, “Cyprus”). The complaint alleges claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint seeks damages in the amount of $115 million under four different legal theories (breach of contract, fraud, negligent misrepresentation and negligence). On April 18, 2002, the Court issued its decision on the motion to dismiss filed by Cyprus. The Court granted Cyprus’ motion to dismiss with respect to the negligent misrepresentation and negligence claims, and denied Cyprus’ motion with respect to the contract and fraud claims. We will continue to advance the litigation.

7.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares were issued. The average number of diluted common shares outstanding for the quarter and six-month period ended June 30, 2002, excluded 1.1 million and 0.5 million of the diluted potential on common shares of mandatory convertible preferred shares, respectively, and 0.2 million of restricted stock issued to employees and 0.1 million of employee stock options (excluded as they were anti-dilutive). The average number of diluted common shares outstanding for the quarter and six-month period ended June 30, 2001, excluded 0.2 million of restricted stock issued to employees.

Additionally, stock options excluded from the computation of diluted earnings per share because option prices exceeded the market value of the Company’s stock were as follows (in millions, except for option price):

	Second Quarter		First Six Months

	2002	2001	2002	2001

Outstanding options	7.4	7.8	7.4	7.7

Average option price	$38.39	43.74	37.47	45.20

8.	Benefit for Taxes on Income

The Company’s income tax benefit for the 2002 second quarter principally comprised the following items: (i) a $21.9 million benefit recognized for the second quarter 2002 net operating losses that, based on the March enactment of the Job Creation and Worker

Assistance Act of 2002, may be carried back to recover prior years’ taxes paid; (ii) a $13.0 million benefit for release of deferred taxes previously provided with regard to Plateau Mining Corporation; and (iii) $4.1 million expense for taxes on earnings at international operations. The Company’s income tax benefit for the six months ended June 30, 2002, principally comprised the following items: (i) $38.5 million tax benefit associated with the carryback of 2001 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; (ii) $34.8 million benefit recognized for the first half of 2002 net operating losses, based on the new tax legislation; (iii) $15.8 million expense for taxes on earnings at international operations; and (iv) a $13.0 million benefit for release of deferred taxes previously provided.

9.	Accounting for Derivative Instruments and Hedging Activities

Phelps Dodge does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments and on market closing prices at period end. Please refer to the Management’s Discussion and Analysis and Note 19 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2001, for a discussion on our derivative instruments.

During the 2002 second quarter and the six-month period ended June 30, 2002, we reclassified approximately $3.2 million and $6.8 million, respectively, of other comprehensive losses to the statement of consolidated operations, which were principally related to our floating-to-fixed interest rate swaps.

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

10.	Subsequent Events

In July 2002, approximately $481 million of long-term debt was purchased on the open market for $511 million, which will result in a 2002 third quarter pre-tax extraordinary loss of approximately $33 million including issuance costs and other book adjustments. This buy-back will reduce annual interest cost by approximately $40 million before taxes. Had the buy-back been completed by the second quarter ended June 30, 2002, the Company’s debt to total capitalization ratio would have been reduced to approximately 40 percent.

The Company completed its 2001 federal income tax return in August 2002 and filed for a $59 million refund resulting from carrying back the 2001 net operating loss in accordance with the March enactment of the Job Creation and Worker Assistance Act of 2002. The Company recognized an estimated special current tax benefit of $38.5 million in the first quarter of 2002, and it now expects to recognize an additional $14.4 million special current tax benefit in the third quarter of 2002.

On July 2, 2002, the Board of Directors approved a 2002 stock option grant covering 744,300 common shares and a restricted stock award covering 185,200 common shares to executives and other key employees under the terms of the Phelps Dodge 1998 Stock Option and Restricted Stock Plan. These grants and awards were approved in lieu of these individuals participating in any merit-based salary adjustments for 2002, in recognition of Quest for Zero improvements totaling $152 million to-date and other significant corporate accomplishments, and for retention purposes. Our next stock option grant cycle will likely begin in February 2004.

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

         PricewaterhouseCoopers does not carry out any significant or additional procedures beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2002, and the related statement of consolidated operations for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001 and consolidated statement of shareholders’ equity for the six-month period ended June 30, 2002. This financial information is the responsibility of the Corporation’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for the year then ended (not presented herein), and in our report dated January 28, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Phoenix, Arizona
July 22, 2002

Item 2. Management’s Discussion and Analysis

         The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to the Management’s Discussion and Analysis section of the Company’s report on Form 10-K for the year ended December 31, 2001, for a further discussion of our operations, including our critical accounting policies. Additionally, please refer to Note 3 to the June 30, 2002, consolidated financial statements for a discussion on the adoption of SFAS No. 142.

RESULTS OF OPERATIONS

         Consolidated Results

(Unaudited; $ in millions, except per share amounts)

	Second Quarter

	2002	2001

Sales and other operating revenues	$966.8	1,063.5

Operating income (loss) before special items	$14.5	(3.9)

Operating loss	$(15.8)	(17.2)

Net loss before special items	$(23.7)	(103.0)

Net loss	$(36.4)	(110.5)

Loss per common share, basic and diluted, before special items	$(0.32)	(1.31)

Net loss per common share, basic and diluted	$(0.48)	(1.41)

         The Company had a consolidated loss in the 2002 second quarter of $23.7 million, or 32 cents per common share, before a net special loss of $12.7 million, or 16 cents per common share, after taxes. The special, net pre-tax loss of $31.0 million was recognized consisting of (i) a $46.5 million pre-tax loss ($44.5 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax Minerals Company (Cyprus Amax) by Plateau Mining Corporation (a former subsidiary of Cyprus Amax); (ii) an $11.2 million charge ($8.9 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas acquired with the Cyprus Amax purchase; (iii) a $0.7 million (before and after taxes) loss on the write-off of a cost investment; (iv) a $22.6 million gain (before and after taxes) on the sale of a non-core parcel of real estate in New Mexico; and (v) a $4.8 million net gain ($3.8 million after-tax) from recoveries associated with insurance settlements on historic environmental claims. The taxes associated with the special items were a net benefit of $18.3 million, including release of deferred taxes previously provided ($13.0 million) and year-to-date adjustments ($2.0 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks (refer to Notes 2 and 8 to the consolidated financial information for further discussion of these special items).

         By comparison, the loss in the 2001 second quarter was $103.0 million, or $1.31 per share, before restructuring charges and special items of $7.5 million, or 10 cents per share, after taxes. Restructuring costs of $11.3 million (before and after taxes) associated with the operational improvement plan announced on April 24, 2001, were partially offset by a special net gain of $3.8 million (before and after taxes) comprising such items as net recoveries associated with insurance settlements and interest income on prior years’ tax refunds (refer to Note 2). The 2001 second quarter also included an incremental charge to the income tax provision totaling $41.7 million, or 53 cents per share, to reflect the Company’s copper price outlook for the year and the resultant estimated effective income tax rate.

         The consolidated loss before special items was less in the 2002 second quarter compared with the corresponding 2001 period primarily as a result of a lower implied unit cost of copper production (approximately $31 million) including modestly higher molybdenum contribution, partially offset by lower copper prices (approximately $10 million) and a decrease in our specialty chemicals and wire and cable segments due to continued economic weakness. In addition, the 2002 second quarter included a tax benefit of $12.5 million before special items compared with a tax expense of $47.4 million in the 2001 corresponding period. This resulted from the new tax legislation in 2002 and the absence of the incremental charge of $41.7 million to the income tax provision in the 2001 second quarter that reflected the effect on the 2001 second quarter of the Company revising its full year copper price outlook.

(Unaudited; $ in millions, except per share amounts)

	Six Months Ended
	June 30,

	2002	2001

Sales and other operating revenues	$1,885.3	2,164.2

Operating income (loss) before special items	$17.7	(0.4)

Operating income (loss)	$(8.8)	17.2

Net loss before special items	$(67.6)	(117.7)

Net loss	$(64.1)	(96.3)

Loss per common share, basic and diluted, before special items	$(0.88)	(1.50)

Net loss per common share, basic and diluted	$(0.84)	(1.23)

         The Company had a consolidated loss for the six months ended June 30, 2002, of $67.6 million, or 88 cents per common share, before a net special gain of $3.5 million, or 4 cents per share, after taxes (refer to Notes 2 and 8 to the consolidated financial information for further discussion of these special items). By comparison, the loss for the six months ended June 30, 2001, was $117.7 million, or $1.50 per common share, before a net special gain of $21.4 million, or 27 cents per common share (refer to Notes 2 and 9).

         The consolidated loss before special items was less for the six months ended June 30, 2002, compared with the corresponding 2001 period primarily as a result of a lower implied unit cost of copper production (approximately $95 million) (refer to Results of Phelps Dodge Mining Company in Management’s Discussion and Analysis for further discussion) including modestly higher molybdenum earnings partially offset by lower copper prices (approximately $61 million) and a decrease in our specialty chemicals and wire and cable segments due to continued economic weakness.

         After special items, the consolidated loss for the six months ended June 30, 2002, was $64.1 million, or 84 cents per common share, compared with a consolidated loss of $96.3 million, or $1.23 per common share, in the corresponding 2001 period.

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged 74 cents and 73 cents in the second quarter and first six months of 2002, respectively, compared with 75 cents and 79 cents in the corresponding 2001 periods. The London Metal Exchange (LME) spot price per pound of copper cathode, primarily upon which we base our international sales, averaged 73 cents and 72 cents in the second quarter and first six months of 2002, respectively, compared with 75 cents and 77 cents in the corresponding 2001 periods.

         Any material change in the price we receive for copper, or in our unit production costs, has a significant effect on our results. Our share of current annual production, after our late 2001 announced curtailments, is approximately 2 billion pounds of copper. Accordingly, each 1 cent per pound change in our average annual realized copper price, or in our average unit production costs, causes a variation in annual operating income before taxes of approximately $20 million.

         Our share of current molybdenum annual production, after our late 2001 announced curtailments, is approximately 44 million pounds. Approximately 75 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin) for molybdenum oxide, plus any value-added premium. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price, causes a variation in annual operating income before taxes of approximately $33 million.

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on June 30, 2002.

         Quest for Zero Operational Improvement Program

         Phelps Dodge announced in October 2001 that it was commencing Quest for Zero, a comprehensive, lean-production program, designed to, among other things, improve operating income by a targeted $250 million annually. Quest for Zero encompasses both the October 2001 program and the $150 million cost improvement program announced in May 2001. These combined savings of $400 million are key to achieving our goal of all-in copper production costs of 60 cents per pound by the end of 2003. Key elements of the plan, which have been in development since early in the year, include Six Sigma quality programs, technology innovations, global procurement savings, improved operating practices and other actions.

         During the 2002 second quarter, we achieved $53 million in improvements, bringing the total to $152 million since the program was announced. Phelps Dodge Mining Company is pursuing aggressively its Quest for Zero target of all-in 60 cents per pound implied unit cost of copper production by the end of 2003.

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

(Unaudited)

	Second Quarter

	2002	2001

Copper production (thousand short tons):

Total production	316.6	357.8

Less minority participants’ shares (A)	62.0	64.0

Net Phelps Dodge share	254.6	293.8

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	264.7	310.3

Purchased copper	133.4	96.5

Total copper sales	398.1	406.8

LME average spot copper price per pound — cathodes	$0.73	0.75

COMEX average spot copper price per pound — cathodes	$0.74	0.75

Implied full unit cost of copper production (B)	$0.71	0.77

Implied cash unit cost of copper production (B)	$0.54	0.61

Molybdenum production (million pounds)	10.4	14.5

Molybdenum sales (million pounds):

Net Phelps Dodge share from own mines	11.3	14.1

Purchased molybdenum	2.8	0.6

	14.1	14.7

Metals Week:

Molybdenum oxide price per pound	$4.35	2.46

($ in millions)

Sales and other operating revenues to unaffiliated customers	$644.5	712.9

Operating income (loss) (C)	$32.3	(21.3)

(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Copper production (thousand short tons):

Total production	638.5	717.0

Less minority participants’ shares (A)	126.7	129.0

Net Phelps Dodge share	511.8	588.0

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	533.2	600.0

Purchased copper	245.6	210.3

Total copper sales	778.8	810.3

LME average spot copper price per pound — cathodes	$0.72	0.77

COMEX average spot copper price per pound — cathodes	$0.73	0.79

Implied full unit cost of copper production (B)	$0.70	0.79

Implied cash unit cost of copper production (B)	$0.54	0.63

Molybdenum production (million pounds)	21.0	29.2

Molybdenum sales (million pounds):

Net Phelps Dodge share from own mines	24.1	29.1

Purchased molybdenum	5.4	0.7

	29.5	29.8

Metals Week:

Molybdenum oxide price per pound	$3.55	2.35

($ in millions)

Sales and other operating revenues to unaffiliated customers	$1,256.2	1,439.4

Operating income (loss) (C)	$53.6	(26.4)

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(B)	Implied full unit cost of copper production is based on PDMC’s all-in operating margin per pound of copper sold (i.e., PDMC operating income (loss) before special items, divided by pounds of PD-mined copper sold, plus or minus the LME copper price). Implied cash unit cost of copper production excludes PDMC’s segment depreciation, depletion and amortization and copper mine closure expense, from its all-in operating margin in the above calculation.

(C)	Included a special, pre-tax gain of $20.9 million and $34.7 million in the second quarter and the six months ended June 30, 2002, respectively; included a special, pre-tax charge of $10.0 million in the second quarter and the six months ended June 30, 2001. Refer to Note 2.

         PDMC — Sales

         PDMC’s sales and other operating revenues to unaffiliated customers decreased by $68.4 million, or 10 percent, in the 2002 second quarter and by $183.2 million, or 13 percent, in the first six months of 2002 compared with the corresponding 2001 periods. The decreases reflected lower copper prices and lower sales volumes of PD-mined copper.

         PDMC — Operating Income (Loss)

         PDMC reported operating income of $11.4 million in the 2002 second quarter before a special, net pre-tax gain of $20.9 million, compared with an operating loss of $11.3 million before a special, net pre-tax charge of $10.0 million in the corresponding 2001 period. This increase primarily reflected a lower implied unit cost of copper production (approximately $31 million) including modestly higher molybdenum earnings partially offset by lower copper prices (approximately $10 million).

         PDMC reported operating income of $18.9 million for the first six months of 2002 before a special, net pre-tax gain of $34.7 million, compared with an operating loss of $16.4 million before a special, net pre-tax charge of $10.0 million in the corresponding 2001 period. This increase primarily reflected a lower implied unit cost of copper production (approximately $95 million) including modestly higher molybdenum earnings partially offset by lower copper prices (approximately $61 million).

         The 2002 second quarter included a special, pre-tax gain of $20.9 million consisting of a $22.6 million pre-tax gain on the sale of a non-core parcel of real estate in New Mexico partially offset by a $1.7 million pre-tax charge associated with settlements reached with insurance companies on historic environmental liability claims. In addition, the 2002 first quarter included a special, net pre-tax gain of $13.8 million for recoveries associated with settlements reached with insurance companies on historic environmental liability claims. By comparison, the 2001 second quarter and first six months of 2001 included a special, pre-tax charge of $10.0 million for restructuring programs. (Refer to Note 2 for further discussion of special items).

         In the 2002 second quarter, the implied unit cost of copper production, both full and cash, decreased 6 and 7 cents per pound, respectively, compared with the corresponding 2001 quarter. For the first six months of 2002, the full and cash implied unit costs of copper production decreased 9 cents compared with the corresponding 2001 period. Despite the inefficiencies associated with production curtailments taken at the beginning of 2002, approximately one-half of the cost improvements were due to lower energy costs and the remainder was due to full operation of the Morenci mine-for-leach process and general operational improvements associated with the Company’s Quest for Zero program.

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During the first quarter of 2001, our Arizona and New Mexico operations were affected adversely by significantly higher costs for all three. In response, the Company implemented a power cost stabilization plan in March 2001. As a result, in the second quarter and the first six months of 2002, Phelps Dodge was able to reduce and mitigate the impacts of volatile electricity markets, diesel fuel and natural gas prices. Energy costs from copper mining through smelting were 12 cents for the second quarter and first six months of 2002, compared with 15 cents and 17 cents, respectively, for the corresponding 2001 periods.

         PDMC — Other Matters

         In the 2001 fourth quarter, Phelps Dodge announced a series of actions to address the then current economic environment, including changes in copper operations that led to curtailment of approximately 220,000 metric tons of copper production annually (including our partner’s share), 14 million pounds of by-product molybdenum annually, and the reduction of approximately 1,600 positions. These operations remain temporarily curtailed as a result of the continued adverse economic environment. We believe our curtailment plan allows us the maximum flexibility to quickly re-start operations when copper market fundamentals experience a sustained improvement.

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

(Unaudited)

	Second Quarter

	2002	2001

	(in millions)
Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$140.5	148.0

Wire and cable	181.8	202.6

	$322.3	350.6

Operating income:

Specialty chemicals	$17.0	18.2

Wire and cable (A)	3.3	4.4

	$20.3	22.6

	Six Months Ended
	June 30,

	2002	2001

	(in millions)
Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$269.8	309.5

Wire and cable	359.3	415.3

	$629.1	724.8

Operating income:

Specialty chemicals	$30.2	38.4

Wire and cable (A)	6.1	10.9

	$36.3	49.3

(A)	Included a special, pre-tax charge of $3.3 million in the 2001 second quarter and six months ended June 30, 2001. Refer to Note 2.

         PDI — Sales

         PDI reported sales to unaffiliated customers of $322.3 million and $629.1 million in the 2002 second quarter and the six months ended June 30, 2002, respectively, compared with sales of $350.6 million and $724.8 million in the corresponding 2001 periods. The decrease in specialty chemicals sales was the result of lower average unit selling prices and lower sales volumes. The decrease in the wire and cable sales was primarily the result of lower sales volumes due to continued economic weakness principally in the United States.

         PDI — Operating Income

         PDI reported operating income of $20.3 million in the 2002 second quarter and $36.3 million for the six months ended June 30, 2002. By comparison, operating income was $25.9 million in the 2001 second quarter and $52.6 million for the six months ended June 30, 2001, before a special, pre-tax charge of $3.3 million for the write-down of the closed Hopkinsville, Kentucky, magnet wire facility. The wire and cable segment decreased $4.4 million and $8.1 million, before special items, in the 2002 second quarter and the six months ended June 30, 2002, respectively, principally due to lower sales volumes of wire and cable sales in North America as a result of reduced demands and the continued softness in the U.S. aerospace market. In addition, the specialty chemicals segment decreased $1.2 million and $8.2 million in the 2002 second quarter and the six months ended June 30, 2002, respectively, primarily due to lower sales volumes in North America and reduced margins in Europe resulting from the general industry over-capacity and the resulting competitive environment.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Depreciation, Depletion and Amortization Expense

         Depreciation, depletion and amortization expense was $106.1 million in the second quarter and $211.7 million for the first six months of 2002, compared with $121.3 million and $237.8 million, respectively, in the corresponding 2001 periods. The decreases were primarily due to the temporary shutdowns and production curtailments at PDMC and the $1.9 million in the 2002 second quarter and $3.8 million for the first six months of 2002 reduction of goodwill amortization expense at PDI resulting from the adoption of SFAS No. 142.

         Exploration and Research Expense

         Our net exploration and research expense was $9.2 million in the 2002 second quarter and $17.9 million for the six months ended June 30, 2002, a decrease of $7.9 million and $14.0 million from the corresponding periods in 2001. The decreases primarily resulted from lower spending at most of our locations and the absence of expenditures at the Sossego joint venture in Brazil (approximately $2.5 million spent in the 2001 second quarter and $5.2 million spent for the six months ended June 30, 2001), which was sold in October 2001.

         Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net, decreased $4.7 million in the second quarter and $5.9 million for the first six months of 2002, before special items, compared with the 2001 corresponding periods (refer to Note 2 to the consolidated financial information for further discussion of these special items). Approximately one-half of the decreases were due to lower interest income. The remaining decreases were primarily due to a benefit plan investment mark-to-market adjustments and foreign currency exchange losses.

         Benefit for Taxes on Income

         The Company’s income tax benefit for the 2002 second quarter principally comprised the following items: (i) a $21.9 million benefit recognized for the second quarter 2002 net operating losses that, based on the March enactment of the Job Creation and Worker Assistance Act of 2002, may be carried back to recover prior years’ taxes paid; (ii) a $13.0 million benefit for release of deferred taxes previously provided with regard to Plateau Mining Corporation; and (iii) $4.1 million expense for taxes on earnings at international operations. The Company’s income tax benefit for the six months ended June 30, 2002, principally comprised the following items: (i) $38.5 million tax benefit associated with the carryback of 2001 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; (ii) $34.8 million benefit recognized for the first half of 2002 net operating losses, based on the new tax legislation; (iii) $15.8 million expense for taxes on earnings at international operations; and (iv) a $13.0 million benefit for release of deferred taxes previously provided.

CHANGES IN FINANCIAL CONDITION

         Working Capital

         During the first six months of 2002, net working capital balances (excluding cash and cash equivalents and debt) increased $10.0 million. This increase resulted primarily from:

•	a $16.4 million increase in accounts receivable primarily due to a $79.6 million increase associated with the tax benefit to carryback the 2001 and the first six months of 2002 net operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002 (refer to Note 8), partially offset by lower copper realizations ($46 million)

and $11 million of collections for environmental insurance recoveries;

•	a $35.8 million decrease in inventories and supplies primarily due to a $37.7 million decrease in copper, gold and molybdenum inventories at mining operations;

•	a $17.0 million increase in prepaid expenses and other current assets primarily due to the prepayment of insurance premiums that will be amortized over the remaining portion of the year and a $7.3 million increase in deferred income taxes; and

•	a $14.2 million decrease in accounts payable and accrued expenses primarily due to the production curtailments, shutdown of facilities, staff reductions and lower accrued interest of $7.5 million (resulted from pay off of 10.125 percent notes discussed in Debt below, and savings on interest rate swaps), partially offset by the accruals for historic Cyprus Amax arbitration award ($46.5 million) and lawsuit settlement ($10.3 million).

         Debt

         At June 30, 2002, our total debt was $2,654.8 million, compared with $2,851.0 million at year-end 2001. Our ratio of debt to total capitalization was 44.7 percent at June 30, 2002, versus 50.8 percent at December 31, 2001. On April 1, 2002, the Company paid the $150 million of principal on its 10.125 percent notes then due.

         As of June 30, 2002, the Company had no borrowings against its $1 billion revolving credit facility which is available, provided compliance with the covenant requirements, until its scheduled maturity on May 10, 2005.

         On June 11, 2002, Moody’s confirmed its Baa3 credit rating on our senior debt, on June 17, 2002, Fitch confirmed its BBB- credit rating and on July 25, 2002, Standard and Poor’s confirmed its BBB- credit rating. Fitch removed the Company’s rating from Rating Watch Negative to a Rating Outlook of Stable. Moody’s and Standard and Poor’s maintained their Negative Outlook rating. Key factors they noted that influenced our ratings were the degree and timing of economic recovery as well as copper price levels, and the Company’s ability to achieve the cost and operational improvements under our Quest for Zero program.

         Capital Expenditures and Investments

         Capital expenditures and investments during the first six months of 2002 were $38.1 million for PDMC, $9.5 million for PDI and $3.2 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2001 period were $115.2 million for PDMC, $66.4 million for PDI (including $44.8 million for the contractually obligated acquisition of the remaining 40 percent share of the Company’s wire and cable manufacturing operation in Brazil) and $11.5 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2002 to be between $165 million and $185 million, comprising approximately $130 million for PDMC, approximately $45 million for PDI, and approximately $10 million for Corporate and other.

         Equity Offering

         In June 2002, the Company issued 10 million common shares and 2 million mandatory convertible preferred shares in a block trade with J.P. Morgan. Net proceeds from this trade were approximately $592 million. Proceeds were earmarked primarily for debt repurchase. In July 2002, approximately $481 million of long-term debt was purchased on the open market for $511 million, which will result in a 2002 third quarter pre-tax extraordinary loss of approximately $33 million including issuance costs and other book adjustments. This buy-back will reduce annual interest cost by approximately $40 million before taxes. Had the buy-back been completed by the second quarter ended June 30, 2002, the Company’s debt to total capitalization ratio would have been reduced to approximately 40 percent.

         The convertible preferred shares have an annual dividend of $6.75 per share, a 20 percent conversion premium (for an equivalent conversion price of $48 per common share), and will mandatorily convert into Phelps Dodge common shares on August 15, 2005.

         Dividends

         Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the dividend on its common shares in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid on common shares in the first six months of 2002.

         On June 19, 2002, Phelps Dodge declared a prorated quarterly dividend of $1.1813 per mandatory convertible preferred share, to be paid on August 15, 2002.

         Contractual Obligations

         The following tables summarize Phelps Dodge’s contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of June 30, 2002, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2001:

Debt and Take-or-Pay Contracts as of June 30, 2002:

($ in millions)

		Less Than
	Total	1 Year	1-3 Years

Short-term debt	$51.6	51.6	—

Long-term debt	2,603.2	135.7	351.9

Take-or-pay contracts	567.0	151.4	194.0

		After
	4-5 Years	5 Years

Short-term debt	$—	—

Long-term debt	683.1	1,432.5

Take-or-pay contracts	126.4	95.2

         The pro forma effect, as of June 30, 2002, of purchasing $481 million of long-term debt in July 2002 is as follows:

Pro Forma Long-Term Debt Obligations as of June 30, 2002:

($ in millions)

		Less Than
	Total	1 Year	1-3 Years

Long-term debt	$2,122.2	135.7	336.9

		After
	4-5 Years	5 Years

Long-term debt	$580.6	1,069.0

         Other Items that May Affect Liquidity

         New Mexico and Colorado’s mined land reclamation laws require financial assurance covering reclamation cost. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund reclamation costs identified in an approved reclamation plan. An investment grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge presently has a credit rating one level above non-investment grade; however, it remains on “Negative Outlook.” If a downgrade occurs, the Company will need to provide financial assurance in Arizona.

         The costs of surety bonds (the traditional source of financial assurance) have increased significantly during the past year. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable, the Company could be required to post other collateral or possibly cash or cash equivalents directly in support of financial assurance obligations.

         Other Matters

         For a discussion of new accounting standards, please refer to Notes 3 and 9 to the consolidated financial information.

         On May 14, 2002, the parties to In re Cyprus Amax Minerals Company Shareholders Litigation pending in the Court of Chancery of the state of Delaware (the “Action”) entered into a stipulation agreeing that the claims asserted in that action had become moot and should be dismissed. The Action concerned the proposed merger of Cyprus Amax Minerals Company (“Cyprus”) and ASARCO Incorporated. Plaintiffs in the Action and Phelps Dodge jointly challenged the merger agreement which was eventually abandoned in favor of Phelps Dodge’s superior offer for Cyprus. Phelps Dodge has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $2.5 million. In the stipulation, plaintiffs release all claims, rights, causes of action, suits, matters and issues, known or unknown, that have been or could have been asserted by plaintiffs or their attorneys in the Action, either directly or individually, derivatively, representatively or in any other capacity, against defendants, or their respective present or former officers, directors, agents, employees, attorneys, representatives, advisors, heirs executors, administrators, successors and assigns, and anyone else, in connection with or which now or hereafter arise from, or which relate in any way to the issues in the Action or any matters, transactions or occurrences referred to in the complaints therein, including any claim for plaintiffs’ attorneys’ fees and expenses, with prejudice as to plaintiffs and their counsel.

         Unless one or more shareholders of Phelps Dodge objects to the dismissal of the Action as moot or to Phelps Dodge’s agreement with respect to the payment of attorneys’ fees and expenses, and unless any such objections are deemed by the Court to be of merit, the Court will, on or after September 20, 2002, enter a final order dismissing the Action on the terms provided in the parties’ stipulation.

Part II. Other Information

Item 1. Legal Proceedings

         Reference is made to Paragraph IX of Item 3, Legal Proceedings of the Company’s Form 10-K for the year ended December 31, 2001, regarding matters described therein.

         On July 3, 2002, Chino Mines Company and Phelps Dodge Tyrone, Inc. joined with the New Mexico Environment Department (Department) in filing Stipulated Voluntary Dismissals with the Hearing Officer. This action dismisses the Compliance Orders that the Department issued alleging that the companies failed to obtain construction permits before the construction of solution extraction electrowinning plants in 1987 and 1983 as required by the New Mexico Air Quality Act. Both facilities obtained permits for these plants after construction, but before the Orders were issued. The Department determined that it had previously indicated that it would not pursue enforcement action against the facilities if they would obtain permits. Since the facilities did obtain the permits, the Department agreed to stop the enforcement action. This matter is now resolved.

         In June 2002, Phelps Dodge reached settlement with plaintiffs in Questar Exploration and Production Company & Anadarko Petroleum Corporation v. Phelps Dodge Corporation and Midwest Coal Company, Case No. CJ-2001-15, in the District Court of Texas County Oklahoma. The case involved a contract dispute over responsibility for incorrectly calculated royalty payments to royalty owners prior to 1994 by the former Amax Oil & Gas Inc. (previously owned by Cyprus Amax). The settlement was for $10.3 million, of which $2.6 million has been paid with an additional payment in that amount due on October 15, 2002, with the balance due January 2, 2003.

         Reference is made to Paragraph X of Item 3, Legal Proceedings of the Company’s Form 10-K for the year ended December 31, 2001, regarding matters described therein.

         On June 25, 2002, the Company received a settlement proposal from the Department of Justice concerning alleged violations of the Clean Water Act at the United Verde Mine. The Company will respond to the letter and continue its efforts to reach a satisfactory settlement with the Department.

         On June 25, 2001, Plateau Mining Corporation initiated binding arbitration proceedings against Cyprus Amax Minerals Company demanding payment under the terms of a 1997 tax sharing agreement previously entered into by the parties. Plateau Mining is a former subsidiary of Cyprus Amax Minerals Company. On July 18, 2002, the arbitration panel awarded Plateau Mining the amount of $36.5 million on its claim, plus interest of $10.0 million as of June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

         Our annual meeting was held on April 30, 2002. A total of 66,657,252 common shares, or about 84.87 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld

Election of Directors:

Archie W. Dunham	64,877,998	887,627

William A. Franke	64,878,078	889,587

Southwood J. Morcott	65,450,410	603,421

J. Steven Whisler	65,460,482	598,383

William J. Post	64,882,750	887,251

	For	Against	Abstain

Appointment of Auditors	64,080,727	2,235,730	339,596

         There were no broker non-votes included in the results of the election of directors listed above and 1,199 broker non-votes were included in the appointment of auditors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	One Form 8-K was filed during the quarter ended June 30, 2002, in regards to the offering of 10 million common shares and 2 million mandatory convertible preferred shares (filed on June 13, 2002).

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: August 13, 2002	By:	/s/ Stanton K. Rideout

Stanton K. Rideout Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 to the Corporation’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002) (SEC File No. 1-82).

4.9	Form of Common Share Certificate of the Corporation (SEC File No. 1-82).

4.10	Form of 6.75% Series A Mandatory Convertible Preferred Share Certificate of the Corporation, issued by the Corporation on June 12, 2002 (SEC File No. 1-82).

11	Computation of Per Share Earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.