Form 10-Q
period 2002-09-30
PHELPS DODGE CORP
filed 2002-11-13
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ 85004

Registrant’s telephone number: (602) 366-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐. Number of Common Shares outstanding at November 8, 2002: 88,902,122 shares.

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
CHANGES IN FINANCIAL CONDITION
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
Index to Exhibits
EX-10.12
EX-10.15
EX-11
EX-12
EX-15

- i -

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2002

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

			Nine Months Ended
	Third Quarter		September 30,

	2002	2001	2002	2001

Sales and other operating revenues	$941.2	937.0	2,826.5	3,101.2

Operating costs and expenses

Cost of products sold (exclusive of items shown separately below)	794.2	841.3	2,370.2	2,672.5

Depreciation, depletion and amortization	105.2	108.6	316.9	346.4

Selling and general administrative expense	26.8	25.9	88.8	89.6

Exploration and research expense	10.7	14.3	28.6	46.2

Special items and provisions, net (see Note 2)	23.2	(0.2)	49.7	(17.8)

	960.1	989.9	2,854.2	3,136.9

Operating loss	(18.9)	(52.9)	(27.7)	(35.7)

Interest expense	(41.4)	(58.7)	(143.4)	(167.6)

Capitalized interest	—	—	—	0.6

Miscellaneous income and expense, net	0.9	3.2	2.6	17.8

Loss before taxes, minority interests, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting change	(59.4)	(108.4)	(168.5)	(184.9)

Benefit (provision) for taxes on income (see Note 8)	31.1	8.4	101.6	(5.7)

Minority interests in consolidated subsidiaries	(1.8)	(0.6)	(5.5)	(3.5)

Equity in net earnings (losses) of affiliated companies	0.8	0.2	1.9	(0.6)

Loss before extraordinary item and cumulative effect of accounting change	(29.3)	(100.4)	(70.5)	(194.7)

Extraordinary loss on early extinguishment of debt, net of taxes of $4.7 in 2002	(26.6)	—	(26.6)	—

Cumulative effect of accounting change, net of taxes of $10.1 in 2002 and $0 in 2001	—	—	(22.9)	(2.0)

Net loss	$(55.9)	(100.4)	(120.0)	(196.7)

Preferred stock dividends	(3.3)	—	(5.7)	—

Loss applicable to common shares	$(59.2)	(100.4)	(125.7)	(196.7)

Average number of shares outstanding — basic	88.6	78.5	82.6	78.5

Basic loss per share before extraordinary item and cumulative effect of accounting change	$(0.37)	(1.28)	(0.92)	(2.48)

Extraordinary loss on early extinguishment of debt	(0.30)	—	(0.32)	—

Cumulative effect of accounting change	—	—	(0.28)	(0.03)

Basic loss per share	$(0.67)	(1.28)	(1.52)	(2.51)

Average number of shares outstanding — diluted*	88.6	78.5	82.6	78.5

Diluted loss per share before extraordinary item and cumulative effect of accounting change	$(0.37)	(1.28)	(0.92)	(2.48)

Extraordinary loss on early extinguishment of debt	(0.30)	—	(0.32)	—

Cumulative effect of accounting change	—	—	(0.28)	(0.03)

Diluted loss per share*	$(0.67)	(1.28)	(1.52)	(2.51)

*	Diluted loss per share would have been anti-dilutive if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares.

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except par value data)

	September 30,	December 31,
	2002	2001

Assets

Cash and cash equivalents	$437.4	386.9

Accounts receivable, net	400.5	398.8

Inventories and supplies	528.0	602.1

Prepaid expenses and other current assets	121.3	116.4

Current assets	1,487.2	1,504.2

Investments and long-term receivables	133.8	105.3

Net property, plant and equipment	5,391.0	5,665.6

Non-current deferred income taxes	61.2	56.3

Other assets and deferred charges	241.7	287.4

	$7,314.9	7,618.8

Liabilities

Short-term debt	$36.7	59.3

Current portion of long-term debt	136.4	269.7

Accounts payable and accrued expenses	628.1	673.7

Dividends payable	3.3	—

Accrued income taxes	12.2	11.5

Current liabilities	816.7	1,014.2

Long-term debt	2,021.6	2,522.0

Deferred income taxes	437.2	441.8

Other liabilities and deferred credits	865.2	874.2

	4,140.7	4,852.2

Minority interests in consolidated subsidiaries	63.1	59.4

Shareholders’ equity

Common shares, par value $6.25; 200.0 shares authorized; 88.9 outstanding in 2002 and 78.7 outstanding in 2001	555.6	491.9

Preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2002	2.0	—

Capital in excess of par value	1,550.9	1,016.8

Retained earnings	1,371.9	1,497.6

Accumulated other comprehensive loss	(357.0)	(292.7)

Other	(12.3)	(6.4)

	3,111.1	2,707.2

	$7,314.9	7,618.8

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities

Net loss	$(120.0)	(196.7)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation, depletion and amortization	316.9	346.4

Deferred income taxes	(21.5)	1.0

Equity earnings (losses) net of dividends received	1.2	1.9

Special items and provisions	50.9	(23.6)

Extraordinary loss on early extinguishment of debt	31.3	—

Cumulative effect of accounting change	33.0	2.0

Changes in current assets and liabilities:

Accounts receivable, net	0.1	29.1

Proceeds from securitization of accounts receivable	(14.4)	—

Inventories	67.4	15.8

Supplies	1.3	(4.0)

Prepaid expenses and other current assets	(7.0)	(12.5)

Interest payable	16.8	52.7

Other accounts payable	(32.2)	(5.1)

Accrued income taxes	3.2	(9.5)

Other accrued expenses	(10.1)	(26.0)

Other adjustments, net	(15.6)	5.7

Net cash provided by operating activities	301.3	177.2

Investing activities

Capital outlays	(86.5)	(201.9)

Capitalized interest	—	(0.6)

Investment in subsidiaries and other	(2.0)	(47.7)

Proceeds from asset dispositions	34.7	3.6

Other investing	(33.6)	(2.8)

Net cash used in investing activities	(87.4)	(249.4)

Financing activities

Increase in debt	21.8	1,178.3

Payment of debt	(742.2)	(885.2)

Common dividends	—	(59.1)

Preferred dividends	(2.4)	—

Issuance of shares	592.2	0.4

Other, net	(32.8)	11.0

Net cash provided by (used in) financing activities	(163.4)	245.4

Increase in cash and cash equivalents	50.5	173.2

Cash and cash equivalents at beginning of period	386.9	250.0

Cash and cash equivalents at end of period	$437.4	423.2

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2001	78.7	$491.9	—	$—	$1,016.8	$1,497.6	$(292.7)	$(6.4)	$2,707.2

Stock options exercised					0.2				0.2

Restricted shares issued, net	0.2	1.2			6.5			(5.9)	1.8

Issuance of shares	10.0	62.5	2.0	2.0	527.5				592.0

Common shares purchased					(0.1)				(0.1)

Dividends on preferred shares						(5.7)			(5.7)

Comprehensive income (loss):

Net loss						(120.0)			(120.0)

Other comprehensive income (loss), net of tax:

Translation adjustment							(57.7)		(57.7)

Net loss on derivative instruments							(6.3)		(6.3)

Other investment adjustments							(0.7)		(0.7)

Unrealized gain on securities							0.4		0.4

Other comprehensive loss							(64.3)		(64.3)

Comprehensive loss									(184.3)

Balance at September 30, 2002	88.9	$555.6	2.0	$2.0	$1,550.9	$1,371.9	$(357.0)	$(12.3)	$3,111.1

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

		Phelps Dodge Industries
	Phelps Dodge					Corporate,
	Mining	Specialty	Wire &		Segment	Other &
	Company	Chemicals	Cable	Total	Subtotal	Eliminations	Totals

Third Quarter 2002

Sales & other operating revenues:

Unaffiliated customers	$629.3	138.5	173.4	311.9	941.2	—	941.2

Intersegment	33.6	—	0.1	0.1	33.7	(33.7)	—

Depreciation, depletion and amortization	83.0	10.1	10.1	20.2	103.2	2.0	105.2

Special items and provisions, net	(8.1)	1.1	(22.5)	(21.4)	(29.5)	6.3	(23.2)

Operating income (loss)	(1.6)	12.1	(19.1)	(7.0)	(8.6)	(10.3)	(18.9)

Assets at September 30	5,375.1	652.2	525.8	1,178.0	6,553.1	761.8	7,314.9

Capital outlays and investments	27.2	7.1	2.5	9.6	36.8	0.9	37.7

Third Quarter 2001

Sales & other operating revenues:

Unaffiliated customers	$614.7	138.2	184.1	322.3	937.0	—	937.0

Intersegment	31.7	—	—	—	31.7	(31.7)	—

Depreciation, depletion and amortization	85.3	10.6	11.9	22.5	107.8	0.8	108.6

Special items and provisions, net	—	—	—	—	—	0.2	0.2

Operating income (loss)	(52.7)	10.7	2.9	13.6	(39.1)	(13.8)	(52.9)

Assets at September 30	5,801.3	711.4	644.6	1,356.0	7,157.3	620.6	7,777.9

Capital outlays and investments	46.6	7.7	1.7	9.4	56.0	0.5	56.5

Nine Months Ended 9/30/02

Sales & other operating revenues:

Unaffiliated customers	$1,885.5	408.3	532.7	941.0	2,826.5	—	2,826.5

Intersegment	107.9	—	0.3	0.3	108.2	(108.2)	—

Depreciation, depletion and amortization	248.1	31.3	31.4	62.7	310.8	6.1	316.9

Special items and provisions, net	26.6	1.1	(22.5)	(21.4)	5.2	(54.9)	(49.7)

Operating income (loss)	52.0	42.3	(13.0)	29.3	81.3	(109.0)	(27.7)

Assets at September 30	5,375.1	652.2	525.8	1,178.0	6,553.1	761.8	7,314.9

Capital outlays and investments	65.3	12.3	6.8	19.1	84.4	4.1	88.5

Nine Months Ended 9/30/01

Sales & other operating revenues:

Unaffiliated customers	$2,054.1	447.7	599.4	1,047.1	3,101.2	—	3,101.2

Intersegment	120.6	—	0.1	0.1	120.7	(120.7)	—

Depreciation, depletion and amortization	273.8	33.3	35.9	69.2	343.0	3.4	346.4

Special items and provisions, net	(10.0)	—	(3.3)	(3.3)	(13.3)	31.1	17.8

Operating income (loss)	(79.1)	49.1	13.8	62.9	(16.2)	(19.5)	(35.7)

Assets at September 30	5,801.3	711.4	644.6	1,356.0	7,157.3	620.6	7,777.9

Capital outlays and investments	161.8	21.7	54.1	75.8	237.6	12.0	249.6

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

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

The results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2.	Special Items and Provisions

Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results.

The following schedules summarize the special items and provisions for the third quarter and nine months ended September 30, 2002:

Note: Supplemental Data

(Unaudited; gains (losses) in millions except per share amounts)

	2002 Third Quarter

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:

PDMC -

Environmental provisions, net	$(2.5)	(2.5)	(0.03)

October 2001 restructuring:

Reassessment of employee activities and take-or-pay contracts	4.4	4.4	0.05

Additional retirement benefits	(6.4)	(6.4)	(0.07)

Environmental insurance recoveries, net	(3.6)	(2.5)	(0.03)

	(8.1)	(7.0)	(0.08)

PDI -

September 2002 restructuring programs	(23.0)	(22.2)	(0.25)

Environmental provisions, net*	0.3	0.3	—

Reassessment of prior restructuring programs**	1.3	1.3	0.02

	(21.4)	(20.6)	(0.23)

Corporate and other -

Environmental provisions, net	(0.5)	(2.9)	(0.03)

Environmental insurance recoveries, net	6.8	6.1	0.07

Historic Cyprus Amax lawsuit settlement	—	(0.6)	(0.01)

Historic Cyprus Amax arbitration award with regard to Plateau Mining	—	(0.5)	(0.01)

	6.3	2.1	0.02

	(23.2)	(25.5)	(0.29)

Taxes:

Tax benefit for 2001 net operating loss carryback	—	28.1	0.32

Extraordinary loss — debt extinguishment	(31.3)	(26.6)	(0.30)

Total	$(54.5)	(24.0)	(0.27)

*	Includes reassessment of $0.6 million for prior restructuring programs.

**	Includes $(0.1) million related to an increase in equipment reserve, reflected in net property, plant and equipment.

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended
	September 30, 2002

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:

PDMC -

Environmental provisions, net	$(2.5)	(2.5)	(0.03)

October 2001 restructuring:

Reassessment of employee activities and take-or-pay contracts	4.4	4.4	0.05

Additional retirement benefits	(6.4)	(6.4)	(0.08)

Environmental insurance recoveries, net	8.5	7.2	0.09

Sale of non-core real estate	22.6	22.6	0.27

	26.6	25.3	0.30

PDI -

September 2002 restructuring programs	(23.0)	(22.2)	(0.27)

Environmental provisions, net	0.3	0.3	—

Reassessment of prior restructuring programs	1.3	1.3	0.02

	(21.4)	(20.6)	(0.25)

Corporate and other -

Environmental provisions, net	(12.6)	(12.6)	(0.15)

Environmental insurance recoveries, net	15.4	13.0	0.16

Historic Cyprus Amax lawsuit settlement	(11.2)	(9.5)	(0.12)

Historic Cyprus Amax arbitration award with regard to Plateau Mining	(46.5)	(45.0)	(0.54)

	(54.9)	(54.1)	(0.65)

	(49.7)	(49.4)	(0.60)

Miscellaneous income and expense, net:

Cost investment write-downs	(1.2)	(1.2)	(0.01)

Taxes:

Release of taxes provided with regard to Plateau Mining	—	13.0	0.16

Tax benefit for 2001 net operating loss carryback	—	66.6	0.80

	—	79.6	0.96

Extraordinary loss — debt extinguishment	(31.3)	(26.6)	(0.32)

Cumulative effect of accounting change	(33.0)	(22.9)	(0.28)

Total	$(115.2)	(20.5)	(0.25)

In the 2002 third quarter, a special, net pre-tax loss of $54.5 million was recognized consisting of (i) a $23.0 million pre-tax charge ($22.2 million after-tax) for asset impairments associated with the temporary closure of two U.S. wire and cable plants and the consolidation of certain wire and cable operations; (ii) a $0.7 million net charge (before and after taxes) for the reassessment of prior restructuring programs; (iii) a $2.7 million charge (before and after taxes) for environmental provisions (refer to Note 4); (iv) a $31.3 million extraordinary charge ($26.6 million after-tax) for the early extinguishment of debt; and (v) a $3.2 million gain ($2.7 million after-tax), net of fees and expenses, from recoveries associated with insurance settlements on historic environmental claims. In addition, the 2002 third quarter included a net tax benefit of $25.5 million consisting of a special current tax benefit of $28.1 million associated with the 2001 net operating losses resulting from recent U.S. tax legislation partially offset by year-to-date adjustments ($2.6 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks for 2002 (refer to Note 8 for a further discussion of income taxes).

In the second quarter of 2002, a special, net pre-tax loss of $31.0 million was recognized consisting of (i) a $46.5 million pre-tax charge ($44.5 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax Minerals Company (Cyprus Amax) by Plateau Mining Corporation (a former subsidiary of Cyprus Amax); (ii) an $11.2 million charge including expenses ($8.9 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas acquired with the Cyprus Amax purchase; (iii) a $0.7 million charge (before and after taxes) from the write-off of a cost basis investment; (iv) a $22.6 million gain (before and after taxes) on the sale of a non-core parcel of real estate in New Mexico; and (v) a $4.8 million net gain ($3.8 million after-tax) from recoveries associated with insurance settlements on historic environmental claims. The taxes associated with special items were a net benefit of $18.3 million, including release of deferred taxes previously provided ($13.0 million) and year-to-date adjustments ($2.0 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks (refer to Note 8 for a further discussion of income taxes).

In the 2002 first quarter, a special, net pre-tax loss of $29.7 million was recognized consisting of (i) pre-tax charges of $33.0 million ($22.9 million after-tax) for the cumulative effect of an accounting change (refer to Note 3 for further discussion); (ii) a $12.1 million charge (before and after taxes) for environmental provisions (refer to Note 4); (iii) a $0.5 million write-off ($0.4 million after-tax) of a cost basis investment; and (iv) a $15.9 million gain ($13.1 million after-tax), net of fees and expenses, from recoveries associated with insurance settlements reached with companies on historic environmental claims. In addition, the 2002 first quarter included a tax benefit of $38.5 million for net operating loss carryback prior to 2002 resulting from recent U.S. tax legislation (refer to Note 8).

The following schedules summarize the special items and provisions for the third quarter and nine months ended September 30, 2001:

Note: Supplemental Data

(Unaudited; gains (losses) in millions except per share amounts)

	2001 Third Quarter

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:

Corporate and other -

Environmental insurance recoveries, net	$0.2	0.2	—

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended
	September 30, 2001

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:

PDMC -

Restructuring programs	$(10.0)	(10.0)	(0.13)

PDI -

Hopkinsville facility write-down	(3.3)	(3.3)	(0.04)

Corporate and other -

Environmental insurance recoveries, net	38.3	38.3	0.49

Restructuring programs	(1.3)	(1.3)	(0.01)

Other	(5.9)	(5.9)	(0.08)

	31.1	31.1	0.40

	17.8	17.8	0.23

Miscellaneous income and expense, net:

Interest on prior years’ tax refunds	4.3	4.3	0.05

Other	1.5	1.5	0.02

	5.8	5.8	0.07

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

Total	$21.6	21.6	0.27

In the third quarter of 2001, a special gain of $0.2 million (before and after taxes), net of fees and expenses, was recognized consisting of recoveries associated with settlements reached with insurance companies on historic environmental liability claims.

In the 2001 second quarter, a net special loss of $7.5 million (before and after taxes) was recognized consisting of an $11.3 million (before and after taxes) restructuring charge primarily for employee severance and benefit costs associated with restructuring of our professional, administrative and operations support functions, as well as various other operational improvement initiatives. The restructuring charge was partially offset by a special, net gain of $3.8 million (before and after taxes) comprising (i) additional recoveries associated with settlements reached with several insurance companies on historic environmental liability claims, net of fees and expenses ($7.2 million before and after taxes); (ii) the write-down of the closed Hopkinsville,

Kentucky, magnet wire facility ($3.3 million before and after taxes); (iii) special charges of $5.9 million (before and after taxes) related to a trade settlement and the assessment of the potential of selling Phelps Dodge Industries; and (iv) a special gain of $5.8 million (before and after taxes) primarily related to interest income of $4.3 million (before and after taxes) on prior years’ tax refunds.

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

Restructuring Programs

On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes are expected to reduce our costs and align our business with current market conditions. The actions include: (i) the temporary closure of the Laurinburg, N.C., magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, N.J., High Performance Conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, S.C., facility; (iii) operational and production support at other High Performance Conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in a special, pre-tax charge of $23.0 million ($22.2 million after-tax) in the 2002 third quarter of which $16.9 million (before and after taxes) was recognized as asset impairments and $6.1 million ($5.3 million after-tax) was recognized for severance-related expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of the fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also did an impairment test on the goodwill at our wire and cable plants based on projected cash flows and determined that an impairment loss was not required. The restructuring plan includes the reduction of approximately 300 positions and charges associated with employee severance ($3.3 million, of which $0.7 million was paid in the 2002 third quarter) and pension and other postretirement obligations ($2.8 million).

In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then current economic environment, including changes in copper operations that led us to temporarily curtail approximately 220,000 metric tons of copper production annually (including our partner’s share), and the reduction of approximately 1,600 positions mostly in January 2002. The Chino and Miami mines were temporarily closed, the Bagdad and Sierrita mines are operating at one-half capacity, the Chino smelter and the Miami refinery were temporarily closed (approximately 1,500 positions), and Columbian Chemicals Company temporarily closed its El Dorado, Arkansas, facility (approximately 100 positions). In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvements, which led to a reduction of approximately 500 positions.

The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	Payments	9/30/02

PDMC -

Employee severance	$9.4	(2.0)	(5.9)	1.5

Mothballing/take-or-pay contracts	8.3	(2.4)	(5.4)	0.5

	17.7	(4.4)	(11.3)	2.0

PDI -

Specialty Chemicals

Disposal and dismantling	0.5	(0.4)	(0.1)	—

Employee severance	0.8	(0.1)	(0.6)	0.1

	1.3	(0.5)	(0.7)	0.1

Total	$19.0	(4.9)	(12.0)	2.1

Note: In the 2002 third quarter, reassessments were $(4.9) million, including a reclass of $(0.1) million to long-term liabilities, and payments were $(2.6) million.

PDMC’s reassessment of $2.0 million of employee termination benefits was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained to fill open positions or would not be eligible for supplemental unemployment as originally anticipated. In addition, there was reassessment of $2.4 million related to savings from renegotiated contracts or from reduced penalties on demand contracts. In addition, a $6.4 million charge was recognized for additional pension-related benefits, which are included in long-term liabilities, for employees at our Chino, Miami, Sierrita and Bagdad operations since these operations will remain curtailed beyond one year from their January 2002 curtailment.

PDI’s specialty chemicals segment reassessment related to (i) a reclass of $0.1 million to long-term pension benefits and (ii) $0.4 million for an adjustment to disposal and dismantling charges for the El Dorado plant facility.

In the second quarters of 2000 and 1999, we announced plans to reduce operating costs and restructure operations at our mining and wire and cable segments. Refer to the Company’s Form 10-K for the year ended December 31, 2001, for additional discussion.

The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	Payments	9/30/02

PDI -

Wire & Cable

Plant removal and dismantling	$1.9	(1.3)	(0.1)	0.5

Note: In the 2002 third quarter, reassessments were $(0.7) million, including currency translation adjustments of $(0.2) million, and payments were $(0.1) million.

PDI’s wire and cable segment reassessment related to (i) a $0.5 million adjustment to plant dismantling charges related to the wire and cable plant closures in Venezuela and (ii) a $0.8 million non-cash deduction related to the devaluation of Venezuelan currency.

The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	Payments	9/30/02

PDMC -

Employee severance	$0.2	(0.1)	(0.1)	—

Mothballing/take-or-pay contracts	1.4	—	(0.7)	0.7

	1.6	(0.1)	(0.8)	0.7

PDI -

Specialty Chemicals

Disposal and dismantling	0.3	(0.3)	—	—

Environmental	0.6	(0.6)	—	—

	0.9	(0.9)	—	—

Wire & Cable

Take-or-pay contracts	1.1	(0.1)	—	1.0

Plant removal and dismantling	0.2	(0.2)	—	—

	1.3	(0.3)	—	1.0

	2.2	(1.2)	—	1.0

Total	$3.8	(1.3)	(0.8)	1.7

Note: In the 2002 third quarter, reassessments were $(1.2) million, including a reclass of $(0.1) million to long-term liabilities, and payments were $(0.2) million.

PDMC’s reassessment included a $0.1 million reclass to long-term liabilities related to pension and other postretirement benefits.

PDI’s specialty chemicals segment reassessment related to a Philippine plant for (i) a $0.3 million adjustment to disposal and dismantling charges and (ii) $0.6 million for environmental costs that were relieved as the property was sold during the period.

PDI’s wire and cable segment reassessment related to (i) a $0.1 million adjustment related to a lease contract and (ii) a $0.2 million adjustment related to dismantling charges at a Venezuelan plant.

3.	Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the specialty chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the wire and cable segment, for a total of $143.1 million, net. Upon completion of the transitional impairment tests, the net book value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill on the third quarter and nine months ended September 30, 2001, would have reduced goodwill amortization expense by $1.9 million and $5.7 million, respectively, reduced net loss by $1.5 million and $4.7 million, respectively, and reduced loss per share by 2 cents and 6 cents, respectively.

In August 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, with no significant effect on our financial reporting or disclosures, and was utilized in the determination of our wire and cable segment’s asset impairment charge in the 2002 third quarter.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, retirement obligations will be recognized when they are incurred and displayed as liabilities and the initial measurement will be at fair value. In addition, the asset retirement cost will be capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. This Statement is required to be adopted by the Company on or before January 1, 2003. We are in the process of determining the effect SFAS No. 143 will have on our financial reporting and disclosures and are developing procedures to effect its implementation. At this time, we cannot estimate its impact.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement is required to be adopted by the Company on or before January 1, 2003.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

4.	Environmental, and Reclamation and Closure Matters

As of December 31, 2001, we had a reserve balance of $311.2 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first nine months of 2002, we had a $14.8 million net increase in the reserve estimate ($18.3 million of additions and $3.5 million of reductions), partially offset by $13.8 million of spending against the reserve. As of September 30, 2002, the reserve balance was $312.2 million.

The sites for which Phelps Dodge has received a notice of potential liability or an information request that currently are considered to be significant are the Pinal Creek site in Miami, Arizona, the former American Zinc and Chemical site in Langeloth, Pennsylvania, and the Tohono O’odham Indian Nation site in Arizona. At September 30, 2002, the cost range for reasonably possible outcomes for all reservable remediation sites was estimated to be from $288 million to $533 million of which $312 million has been reserved.

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of September 30, 2002, the cost range for reasonably possible out-

comes for all such sites was estimated to be from $4 million to $37 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

As of December 31, 2001, we had a mine reclamation and closure reserve balance of $130.1 million. During the first nine months of 2002, we recorded a $15.2 million provision to the reserve, partially offset by $1.1 million in spending. As of September 30, 2002, the reserve balance was $144.2 million. We have estimated that total reclamation and closure costs aggregate approximately $660 million, leaving approximately $516 million remaining to be accrued. These aggregate closure costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. In addition, closure activities and expenditures are generally made over a number of years or potentially greater periods commencing near the end of the mine life. The Company’s accounting policy is to recognize estimated final reclamation costs over the life of active mining properties on a units-of-production basis. Non-operating sites currently on care-and-maintenance status suspend accruing mine closure costs until the site resumes production. When management determines a mine should be permanently closed, any unrecognized closure obligation is recognized.

We have contingencies regarding environmental, and reclamation and closure matters. Please also see Note 6.

5.	Acquisitions

In December 1997, we acquired a 60 percent interest in the Brazilian copper and aluminum wire and cable manufacturing business (the Business) of Alcoa Aluminio, S.A. (Aluminio) for $72 million. At that time, the fair value of the Business was approximately $120 million. As part of the purchase agreement, Aluminio was given an optional exit mechanism to sell to the Company all, but not less than all, of its remaining shares in the Business. The agreement stipulated that Aluminio could exercise its option between December 31, 2000, and January 1, 2006. Under the terms of the agreement, the exit price would be the greater of (a) the sum of (i) the aggregate amount of cash paid in by Aluminio to subscribe to capital increases, plus (ii) $48 million, or (b) the value of shareholders’ equity represented by Aluminio’s shares. In early January 2001, Aluminio gave the Company notice of its intent to exercise the option. As a result of other commitments by Aluminio under the purchase agreement, the exit price was renegotiated and the transaction to acquire Aluminio’s remaining 40 percent interest in the Business closed in March 2001 for $44.8 million. The final settlement price of $44.8 million was allocated to goodwill ($13.0 million), fixed assets ($3.2 million), other net assets ($1.3 million) and minority interests in consolidated subsidiaries ($27.3 million).

6.	Contingencies

During an ordinary course review of the Company’s public filings, the staff of the Securities and Exchange Commission (SEC) has recently commented on several matters reflected in those filings. The matters commented upon include aspects of the Company’s calculation of its proven and probable reserves of copper and molybdenum at its operating, curtailed and development properties. In this comment process, the SEC staff has, among other things, indicated that it may require that the Company use as its metals pricing assumption for these purposes the average COMEX price for copper over the prior three years (approximately 76 cents per pound) and the three-year historical average price for molybdenum as published in Metals Week (approximately $2.50 per pound for oxide). In determining its proven and probable reserves, the Company has used metals price assumptions that are higher and that it believes are generally consistent with average historical prices over recent full economic and pricing cycles. The Company is currently discussing these issues with the SEC staff and evaluating the potential effects of using the lower price assumptions in its reserve determinations.

Depending on the outcome of the ongoing discussions with the SEC staff, a portion of the Company’s proven and probable reserves of copper and molybdenum may be reclassified to mineralized material. Any such reclassifi-

cation of reserves at an operating property would increase depreciation and amortization charges, including possibly for prior periods, but the Company does not expect any such increases to be material. Further, there would be no effect on the Company’s mine plans, production levels or expected operating cash flows.

The SEC staff has also commented upon the Company’s impairment analyses of its curtailed properties under SFAS Nos. 121 and 144. Such analyses involve numerous judgments and estimates and the Company is currently evaluating these comments and discussing them with the SEC staff. In addition, management is now conducting its customary impairment review of all its curtailed properties based upon all information currently available. In light of these ongoing reviews and discussions, additional impairment charges, which could be material in amount, may be recognized, including possibly in prior periods.

Any additional impairment charges may materially reduce net income in the periods in which they are recognized, and it is possible that they may materially reduce the Company’s shareholders’ equity. They would have no effect on the Company’s mine plans, production levels or expected operating cash flows.

The SEC staff has also commented on certain of the Company’s estimates for recognizing depreciation and amortization expenses at certain of its mining properties. Further, the SEC staff has commented on the Company’s basis for recognition of closure costs at temporarily closed mining operations and upon the Company’s estimates for two contingent matters. The Company continues to evaluate these comments and discuss these issues with the SEC staff. It is possible that additional charges, which could be material in amount, may be recognized in prior periods. There would be no effect on the Company’s expected operating cash flows arising from any such changes.

The Company is continuing to discuss all of these issues with the staff of the SEC, and no final determinations will be made until the conclusion of those discussions.

Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994. Two New Mexico State agencies, the New Mexico Environment Department (NMED) and the New Mexico Mining and Minerals Division (MMD) are charged with approving the applications for facility closure and reclamation.

In August 2001, the initial public hearing was held before an NMED Hearing Officer on Chino’s plan to protect water quality. A second public hearing was held in February 2002 on the Chino plan to discuss a draft permit proposed jointly by Chino and NMED. The Company is awaiting the NMED Hearing Officer’s decision. The cost estimate to carry out this plan, including water treatment for 100 years, if needed, is $386 million in current dollars. This figure compares to Chino’s initial proposal of approximately $100 million. For purposes of calculating the required amount of financial assurance, the present value of the plan when adjusted to reflect the appropriate escalation and discount rates, is approximately $180 million to $200 million. The plan also calls for studies over the next four to five years to refine the plan.

A public hearing on the Tyrone plan was held in May 2002 before the NMED Hearing Officer. NMED proposed a plan with a cost estimate of $440 million in current dollars with a financial assurance estimate based on an adjusted present value of $265 million. The Company presented a revised plan with a cost estimate of $331 million in current dollars and an estimated present value of the estimated costs of $179 million. A hearing officer’s decision on the Tyrone permit is anticipated later this year. The Company has been advised that the State intends to issue a draft permit for a Cobre closure plan. The Company expects the cost estimate for the Cobre plan to be approximately $40 million in current dollars.

On September 13, 2002, the New Mexico Mining Commission denied a proposal for a five-year extension of the October 1, 2002, deadline for approval of closeout plans under the New Mexico Mining Act Rules. The five-

year extension was recommended by MMD based upon an agreement reached between MMD and the Company for interim financial assurance and a plan to evaluate and supplement scientific studies supporting the plans submitted by Chino, Tyrone and Cobre. As a result of the Mining Commission’s decision, October 1, 2002, deadline remained in place. As noted above, the NMED Hearing Officer has not yet issued decisions on the NMED permits for the Chino and Tyrone proposed closure plans, and NMED has not yet issued a closure permit for the Cobre operation. Because action by NMED is a prerequisite to closeout plan approval by MMD, the Chino, Tyrone and Cobre operations were unable to obtain approval of their closeout plans by the October 1 deadline.

On October 21, 2002, the operations received notices of violation from MMD requiring the operations to have closeout plans in place by April 30, 2003 (Chino), September 30, 2003 (Tyrone) and June 30, 2003 (Cobre). Currently, the three operations are responding to requests from MMD for additional information. Because the deadline was not met, the three operations may also be subject to further administrative action, including civil penalties.

On November 1, 2002, each of the operations filed a “Petition for Review and Request for Expedited Hearing” with the New Mexico Mining Commission requesting the notices of violation be rescinded or, alternatively, the Commission determine that civil penalties are not warranted and the abatement schedule should be modified. A date for the hearing has not yet been established.

The Company is continuing to negotiate with the State regarding the amount of interim financial assurance required to cover the cost estimates for the three operations. A portion of the plans will require the issuance of a waiver of certain standards as authorized by the New Mexico Mining Act for mines that existed when the law was enacted. The final cost estimates also are subject to the results of the hearings and any subsequent judicial appeals. Actual reclamation costs may differ significantly from the cost estimate based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site versus third-party contractor costs (under New Mexico law, financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. (collectively, Cyprus). The complaint alleges claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint seeks damages in the amount of $115 million under four different legal theories (breach of contract, fraud, negligent misrepresentation and negligence). On April 18, 2002, the Court issued its decision on the motion to dismiss filed by Cyprus. The Court granted Cyprus’ motion to dismiss with respect to the negligent misrepresentation and negligence claims, and denied Cyprus’ motion with respect to the contract and fraud claims. We will continue to advance the litigation.

7.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares were issued. The weighted average number of diluted common shares outstanding for the quarter and nine-month period ended September 30, 2002, excluded 5.0 million and 2.0 million of the diluted potential common shares from mandatory convertible preferred shares, respectively, and 0.3 million of restricted stock issued to employees (excluded as they were anti-dilutive). The weighted average number of diluted common shares outstanding for the quarter and nine-month period ended September 30, 2001, excluded 0.2 million of restricted stock issued to employees.

Additionally, certain stock options excluded from the computation of diluted earnings per share because option exercise prices exceeded the market value of the Company’s stock were as follows (in millions, except for option price):

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Outstanding options	9.1	7.7	7.5	7.8

Average option price	$55.91	61.69	60.90	61.89

8.	Benefit for Taxes on Income

The Company’s income tax benefit for the 2002 third quarter comprised the following items: (i) an additional $28.1 million special tax benefit associated with 2001 net operating losses that, based on new tax legislation, may be carried back to recover prior years’ taxes; (ii) a $5.0 million benefit recognized for the 2002 third quarter net operating losses that, based on the March enactment of the Job Creation and Worker Assistance Act of 2002, may also be carried back to recover prior years’ taxes; and (iii) a $2.0 million expense for taxes on earnings at international operations. The Company’s income tax benefit for the nine months ended September 30, 2002, comprised the following items: (i) a $66.6 million tax benefit associated with the carryback of 2001 net operating losses that, based on new tax legislation, may be carried back to recover prior years’ taxes; (ii) a $39.8 million benefit recognized for the first nine months of 2002 net operating losses, based on new tax legislation; (iii) a $17.8 million expense for taxes on earnings at international operations; and (iv) a $13.0 million benefit for release of deferred taxes previously provided.

The Company completed its 2001 federal income tax return in August 2002 and filed for a $59 million refund, which was received in the 2002 third quarter, resulting from carrying back the 2001 net operating loss in accordance with the March enactment of the Job Creation and Worker Assistance Act of 2002.

9.	Accounting for Derivative Instruments and Hedging Activities

The Company does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments at period end. Please refer to Management’s Discussion and Analysis and Note 19 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2001, for a discussion on our derivative instruments.

During the 2002 third quarter and the nine-month period ended September 30, 2002, we reclassified approximately $2.6 million and $9.4 million, respectively, of other comprehensive losses to the statement of consolidated operations, principally as a result of our floating-to-fixed interest rate swaps.

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The implementation resulted in a cumulative effect charge of $2.0 million (before and after taxes), or 3 cents per share, and a cumulative reduction to other comprehensive income of $7.1 million (before and after taxes).

10.	Debt and Other Financing

In July 2002, $480.7 million of long-term debt was purchased on the open market for $511.2 million, which resulted in a 2002 third quarter pre-tax extraordinary loss of $31.3 million ($26.6 million after-tax) including issuance costs and other book adjustments ($0.8 million).

11.	Shareholders’ Equity

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at September 30, 2002.

2002 Stock Option Grant

On July 2, 2002, the Board of Directors approved a 2002 stock option grant covering 744,300 common shares and a restricted stock award covering 185,200 common shares to executives and other key employees under the terms of the Phelps Dodge 1998 Stock Option and Restricted Stock Plan. These grants and awards were approved in lieu of these individuals participating in any merit-based salary adjustments for 2002, in recognition of Quest for Zero improvements totaling $152 million to-date at June 30, 2002, and other significant corporate accomplishments, and for retention purposes.

REVIEW BY INDEPENDENT ACCOUNTANTS

         The financial information as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2002 and the related statement of consolidated operations for each of the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001 and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2002. This financial information is the responsibility of the Corporation’s management.

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
October 25, 2002

Item 2. Management’s Discussion and Analysis

         The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to Management’s Discussion and Analysis in the Company’s report on Form 10-K for the year ended December 31, 2001, for a further discussion of our operations, including our critical accounting policies. Additionally, please refer to Note 3 to our unaudited September 30, 2002, consolidated financial information for a discussion on the adoption of SFAS No. 142.

RESULTS OF OPERATIONS

Consolidated Financial Results

(Unaudited; $ in millions except per share amounts)

	Third Quarter

	2002	2001

Sales and other operating revenues	$941.2	937.0

Operating loss	$(18.9)	(52.9)

Loss before extraordinary item	$(29.3)	(100.4)

Extraordinary item	(26.6)	—

Net loss	$(55.9)	(100.4)

Loss before extraordinary item per common share, basic and diluted	$(0.37)	(1.28)

Extraordinary item	(0.30)	—

Net loss per common share, basic and diluted	$(0.67)	(1.28)

         The Company had a consolidated loss in the 2002 third quarter of $55.9 million, or 67 cents per common share, including a special, net loss of $24.0 million, or 27 cents per common share, after taxes. In the 2001 third quarter, the consolidated loss was $100.4 million, or $1.28 per share, including a special gain of $0.2 million, after taxes.

         The $44.5 million decrease in consolidated loss in the 2002 third quarter compared with the corresponding 2001 period primarily was due to a lower implied unit cost of copper production, as defined on page 25, (approximately $43 million including higher molybdenum earnings of approximately $16 million), slightly higher copper prices (approximately $11 million), lower interest expense ($17.3 million), higher tax benefits resulting primarily from new tax legislation ($22.7 million), partially offset by an extraordinary loss on the early extinguishment of debt ($26.6 million), and a decrease in profits at our wire and cable segment due primarily to temporary closure of two facilities and restructuring charges ($23.0 million).

(Unaudited; $ in millions except per share amounts)

	Nine Months Ended
	September 30,

	2002	2001

Sales and other operating revenues	$2,826.5	3,101.2

Operating loss	$(27.7)	(35.7)

Loss before extraordinary item and cumulative effect of accounting change	$(70.5)	(194.7)

Extraordinary item	(26.6)	—

Cumulative effect of accounting change	(22.9)	(2.0)

Net loss	$(120.0)	(196.7)

Basic and diluted loss before extraordinary item and cumulative effect of accounting change per common share	$(0.92)	(2.48)

Extraordinary item	(0.32)	—

Cumulative effect of accounting change	(0.28)	(0.03)

Basic and diluted net loss per common share	$(1.52)	(2.51)

         The Company had a consolidated loss for the nine months ended September 30, 2002, of $120.0 million, or $1.52 per common share, including a special, net loss of $20.5 million, or 25 cents per share, after taxes. By comparison, the loss for the nine months ended September 30, 2001, was $196.7 million, or $2.51 per common share, including special, net gains of $21.6 million, or 27 cents per common share.

         The $76.7 million decrease in consolidated loss for the nine months ended September 30, 2002, compared with the corresponding 2001 period, was primarily the result of a lower implied unit cost of copper production (approximately $138 million including higher molybdenum earnings of approximately $17 million), lower interest expense ($24.2 million), higher tax benefit ($107.3 million), and the sale of non-core real estate ($22.6 million), partially offset by historic Cyprus Amax lawsuit settlement or awards expense ($57.7 million), lower copper prices (approximately $50 million), extraordinary loss on the early extinguishment of debt ($26.6 million), cumulative effect of adopting SFAS No. 142 ($22.9 million), a decrease in profits at our wire and cable segment due primarily to the temporary closure of two facilities and restructuring charges ($23.0 million) and lower net environmental insurance recoveries/provisions ($29.2 million).

         Special Items

         Throughout Management’s Discussion and Analysis there is disclosure and discussion of what management believes to be special items. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. Any supplemental information references to earnings, losses or results excluding special items or before special items is our non-GAAP measure of items that may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

(Unaudited; $ in millions)

	Third Quarter

	2002	2001

Special items, net of taxes	$(24.0)	0.2

Earnings (losses) excluding special items (after taxes)	$(31.9)	(100.6)

	Nine Months Ended
	September 30,

	2002	2001

Special items, net of taxes	$(20.5)	21.6

Earnings (losses) excluding special items (after taxes)	$(99.5)	(218.3)

Note: Supplemental Data

         The following schedules summarize the special items and provisions for the third quarters and nine months ended September 30, 2002 and 2001:

(Unaudited; gains (losses) in millions except per share amounts)

	2002 Third Quarter			2001 Third Quarter

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:

PDMC (see Business Segment disclosure)	$(8.1)	(7.0)	(0.08)	—	—	—

PDI (see Business Segment disclosure)	(21.4)	(20.6)	(0.23)	—	—	—

Corporate and other -

Environmental provisions, net	(0.5)	(2.9)	(0.03)	—	—	—

Environmental insurance recoveries, net	6.8	6.1	0.07	0.2	0.2	—

Historic Cyprus Amax lawsuit settlement	—	(0.6)	(0.01)	—	—	—

Historic Cyprus Amax arbitration award	—	(0.5)	(0.01)	—	—	—

	6.3	2.1	0.02	0.2	0.2	—

	(23.2)	(25.5)	(0.29)	0.2	0.2	—

Tax benefit for 2001 net operating loss carryback	—	28.1	0.32	—	—	—

Extraordinary loss — debt extinguishment	(31.3)	(26.6)	(0.30)	—	—	—

Total	$(54.5)	(24.0)	(0.27)	0.2	0.2	—

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:

PDMC (see Business Segment disclosure)	$26.6	25.3	0.30	(10.0)	(10.0)	(0.13)

PDI (see Business Segment disclosure)	(21.4)	(20.6)	(0.25)	(3.3)	(3.3)	(0.04)

Corporate and other -

Environmental provisions, net	(12.6)	(12.6)	(0.15)	—	—	—

Environmental insurance recoveries, net	15.4	13.0	0.16	38.3	38.3	0.49

Historic Cyprus Amax lawsuit settlement	(11.2)	(9.5)	(0.12)	—	—	—

Historic Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)	—	—	—

Restructuring programs	—	—	—	(1.3)	(1.3)	(0.01)

Other	—	—	—	(5.9)	(5.9)	(0.08)

	(54.9)	(54.1)	(0.65)	31.1	31.1	0.40

	(49.7)	(49.4)	(0.60)	17.8	17.8	0.23

Miscellaneous income and expense, net:

Cost investment write-downs	(1.2)	(1.2)	(0.01)	—	—	—

Interest on prior years’ tax refunds	—	—	—	4.3	4.3	0.05

Other	—	—	—	1.5	1.5	0.02

	(1.2)	(1.2)	(0.01)	5.8	5.8	0.07

Taxes:

Release of taxes provided with regard to Plateau Mining	—	13.0	0.16	—	—	—

Tax benefit for 2001 net operating loss carryback	—	66.6	0.80	—	—	—

	—	79.6	0.96	—	—	—

Extraordinary loss — debt extinguishment	(31.3)	(26.6)	(0.32)	—	—	—

Cumulative effect of accounting change	(33.0)	(22.9)	(0.28)	(2.0)	(2.0)	(0.03)

Total	$(115.2)	(20.5)	(0.25)	21.6	21.6	0.27

         Restructuring Programs

         On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes are expected to reduce our costs and align our business with current market conditions. The actions include: (i) the temporary closure of the Laurinburg, N.C., magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, N.J., High Performance Conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, S.C., facility; (iii) operational and production support at other High Performance Conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in a special, pre-tax charge of $23.0 million ($22.2 million after-tax) in the 2002 third quarter of which $16.9 million (before and after taxes) was recognized as asset impairments and $6.1 million ($5.3 million after-tax) was recognized for severance-related expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of the fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also did an impairment test on the goodwill at our wire and cable plants based on projected cash flows and determined that an impairment loss was not required. The restructuring plan includes the reduction of approximately 300 positions and charges associated with employee severance ($3.3 million, of which $0.7 million was paid in the 2002 third quarter) and pension and other postretirement obligations ($2.8 million).

         In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then current economic environment, including changes in copper operations that led us to temporarily curtail approximately 220,000 metric tons of copper production annually (including our partner’s share), and the reduction of approximately 1,600 positions mostly in January 2002. The Chino and Miami mines were temporarily closed, the Bagdad and Sierrita mines are operating at one-half capacity, the Chino smelter and the Miami refinery were temporarily closed (approximately 1,500 positions), and Columbian Chemicals Company temporarily closed its El Dorado, Arkansas, facility (approximately 100 positions). In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvements, which led to a reduction of approximately 500 positions.

         The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	Payments	9/30/02

PDMC -

Employee severance	$9.4	(2.0)	(5.9)	1.5

Mothballing/take-or-pay contracts	8.3	(2.4)	(5.4)	0.5

	17.7	(4.4)	(11.3)	2.0

PDI -

Specialty Chemicals

Disposal and dismantling	0.5	(0.4)	(0.1)	—

Employee severance	0.8	(0.1)	(0.6)	0.1

	1.3	(0.5)	(0.7)	0.1

Total	$19.0	(4.9)	(12.0)	2.1

Note: In the 2002 third quarter, reassessments were $(4.9) million, including a reclass of $(0.1) million to long-term liabilities, and payments were $(2.6) million.

         PDMC’s reassessment of $2.0 million of employee termination benefits was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained to fill open positions or would not be eligible for supplemental unemployment as originally anticipated. In addition, there was reassessment of $2.4 million related to savings from renegotiated contracts or from reduced penalties on demand contracts. In addition, a $6.4 million charge was recognized for additional pension-related benefits, which are included in long-term liabilities, for employees at our Chino, Miami, Sierrita and Bagdad operations since these operations will remain curtailed beyond one year from their January 2002 curtailment.

         PDI’s specialty chemicals segment reassessment related to (i) a reclass of $0.1 million to long-term pension benefits and (ii) $0.4 million for an adjustment to disposal and dismantling charges for the El Dorado plant facility.

         In the second quarters of 2000 and 1999, we announced plans to reduce operating costs and restructure operations at our mining and wire and cable segments. Refer to the Company’s Form 10-K for the year ended December 31, 2001, for additional discussion.

         The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	Payments	9/30/02

PDI -

Wire & Cable

Plant removal and dismantling	$1.9	(1.3)	(0.1)	0.5

Note: In the 2002 third quarter, reassessments were $(0.7) million, including currency translation adjustments of $(0.2) million, and payments were $(0.1) million.

         PDI’s wire and cable segment reassessment related to (i) a $0.5 million adjustment to plant dismantling charges related to the wire and cable plant closures in Venezuela and (ii) a $0.8 million non-cash deduction related to the devaluation of Venezuelan currency.

         The following schedule presents a roll-forward from December 31, 2001, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	Payments	9/30/02

PDMC -

Employee severance	$0.2	(0.1)	(0.1)	—

Mothballing/take-or-pay contracts	1.4	—	(0.7)	0.7

	1.6	(0.1)	(0.8)	0.7

PDI -

Specialty Chemicals

Disposal and dismantling	0.3	(0.3)	—	—

Environmental	0.6	(0.6)	—	—

	0.9	(0.9)	—	—

Wire & Cable

Take-or-pay contracts	1.1	(0.1)	—	1.0

Plant removal and dismantling	0.2	(0.2)	—	—

	1.3	(0.3)	—	1.0

	2.2	(1.2)	—	1.0

Total	$3.8	(1.3)	(0.8)	1.7

Note: In the 2002 third quarter, reassessments were $(1.2) million, including a reclass of $(0.1) million to long-term liabilities, and payments were $(0.2) million.

         PDMC’s reassessment included a $0.1 million reclass to long-term liabilities related to pension and other postretirement benefits.

         PDI’s specialty chemicals segment reassessment related to a Philippine plant for (i) a $0.3 million adjustment to disposal and dismantling charges and (ii) $0.6 million for environmental costs that were relieved as the property was sold during the period.

         PDI’s wire and cable segment reassessment related to (i) a $0.1 million adjustment related to a lease contract and (ii) a $0.2 million adjustment related to dismantling charges at a Venezuelan plant.

         Quest for Zero Operational Improvement Program

         Phelps Dodge announced in October 2001 that it was commencingQuest for Zero, a comprehensive, lean-production program, designed to, among other things, improve operating income by a targeted $250 million annually. Quest for Zero encompasses both the October 2001 program and the $150 million cost improvement program announced in May 2001. The

Company’s goal is to achieve these combined annual operating income improvements of $400 million by the end of 2003 when compared with the results that were then expected for 2001.

         In order to achieve the full $400 million target, Phelps Dodge Mining Company chartered five full-time business improvement teams to drive performance improvement projects and best practices. The elimination of variance and waste are key factors in this process, coupled with the rapid transfer of best practices to all business units. On a quarterly basis, we document improvement successes, failures and potential projects yet to be implemented. New project ideas are generated at internal conferences where statistical analysis tools are utilized on current performance data to identify improvement opportunities. Improvement projects are prioritized and implemented accordingly.

         During the 2002 third quarter, we achieved $52 million (an annual run rate of over $200 million) in improvements, bringing total improvements since the program was announced to $204 million. These improvements resulted from a combination of administrative and operating staff reductions and mining operation refinements and improvements, including, reduced mining rates at Tyrone, increased residual leach production at Morenci, incremental expansion at Cerro Verde, improved mine planning and sequencing at Sierrita, and a reduction in acid usage and improvements in leach recovery. Key elements of the plan going forward include six-sigma quality programs, technology innovations, global procurement savings and improved operating practices.

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

RESULTS OF PHELPS DODGE MINING COMPANY

         Phelps Dodge Mining Company (PDMC) is our international business segment that comprises a group of companies involved in vertically integrated copper operations including mining, concentrating, electrowinning, smelting, refining, rod production, marketing and sales, and related activities. PDMC sells copper to others primarily as rod, cathode or concentrate, and as rod to our wire and cable segment. In addition, PDMC at times smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays the Company for processing its material into the specified products. PDMC is also an integrated producer of molybdenum, with mining, roasting and processing facilities producing molybdenum-based chemical and metallurgical products. In addition, it produces gold, silver, molybdenum, copper sulfate, rhenium and copper chemicals as by-products, and sulfuric acid from its air quality control facilities. This business segment also includes worldwide mineral exploration and development programs, and a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies.

(Unaudited; $ in millions except per pound amounts)

	Third Quarter

	2002	2001

Sales and other operating revenues to unaffiliated customers	$629.3	614.7

Operating loss	$(1.6)	(52.7)

Copper production (thousand short tons):

Total production	312.8	328.3

Less minority participants’ shares (A)	58.6	54.6

Net Phelps Dodge share	254.2	273.7

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	267.4	294.7

Purchased copper	118.9	98.5

Total copper sales	386.3	393.2

LME average spot copper price per pound — cathodes	$0.69	0.67

COMEX average spot copper price per pound — cathodes	$0.69	0.68

Implied unit cost of copper production	$0.68	0.76

Implied cash unit cost of copper production	$0.51	0.61

Molybdenum production (million pounds)	12.1	11.9

Molybdenum sales (million pounds):

Net Phelps Dodge share from own mines	10.8	12.6

Purchased molybdenum	1.7	0.5

	12.5	13.1

Metals Week:

Molybdenum oxide price per pound	$4.71	2.42

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,

	2002	2001

Sales and other operating revenues to unaffiliated customers	$1,885.5	2,054.1

Operating income (loss)	$52.0	(79.1)

Copper production (thousand short tons):

Total production	951.3	1,045.4

Less minority participants’ shares (A)	185.3	183.7

Net Phelps Dodge share	766.0	861.7

Copper sales (thousand short tons):

Net Phelps Dodge share from own mines	800.6	894.7

Purchased copper	364.5	308.8

Total copper sales	1,165.1	1,203.5

LME average spot copper price per pound — cathodes	$0.71	0.74

COMEX average spot copper price per pound — cathodes	$0.72	0.75

Implied unit cost of copper production	$0.69	0.78

Implied cash unit cost of copper production	$0.53	0.63

Molybdenum production (million pounds)	33.1	41.1

Molybdenum sales (million pounds):

Net Phelps Dodge share from own mines	34.9	41.7

Purchased molybdenum	7.1	1.2

	42.0	42.9

Metals Week:

Molybdenum oxide price per pound	$3.94	2.37

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

Note: Supplemental Data

         “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., London Metal Exchange average spot) for a given period versus PDMC’s operating income (loss) for the same period.

         PDMC calculates its “all-in operating margin per pound of copper sold” by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion and amortization; selling and general administrative expense; and exploration and research expense for the segment’s operations) that is compared to the market price of copper to render an implied cost of copper production. Following is the calculation of implied unit cost of copper production for the third quarters and nine-month periods ended September 30, 2002 and 2001:

(Unaudited; $ in millions except per pound amounts)

			Nine Months
			Ended
	Third Quarter		September 30,

	2002	2001	2002	2001

PDMC implied unit cost of copper production

Operating income (loss)	$(1.6)	(52.7)	52.0	(79.1)

Special operating items	(8.1)	—	26.6	(10.0)

Operating income (loss) excluding special items	$6.5	(52.7)	25.4	(69.1)

Copper sales from own mines - million pounds	534.9	589.5	1,601.3	1,789.5

Operating margin — per pound copper sold	$0.01	(0.09)	0.02	(0.04)

LME average spot copper price per pound — cathodes	$0.69	0.67	0.71	0.74

Implied unit cost of copper production per pound	$0.68	0.76	0.69	0.78

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

         PDMC — Sales

         PDMC’s sales and other operating revenues to unaffiliated customers increased by $14.6 million, or 2 percent, in the 2002 third quarter and decreased by $168.6 million, or 8 percent, in the first nine months of 2002 compared with the corresponding 2001 periods. The decrease in the nine-month period reflected lower copper prices (approximately $78 million) and lower sales volumes (approximately $143 million), partially offset by higher molybdenum prices (approximately $31 million).

         PDMC — Operating Income (Loss)

         PDMC reported an operating loss of $1.6 million in the 2002 third quarter including a special, net pre-tax loss of $8.1 million, compared with an operating loss of $52.7 million in the corresponding 2001 period. This decrease in operating loss primarily reflected a lower implied unit cost of copper production (approximately $43 million including higher molybdenum earnings of approximately $16 million) and slightly higher copper prices (approximately $11 million).

         PDMC reported operating income of $52.0 million for the first nine months of 2002 including a special, net pre-tax gain of $26.6 million, compared with an operating loss of $79.1 million including a special, net pre-tax charge of $10.0 million in the corresponding 2001 period. This increase primarily reflected a lower implied unit cost of copper production (approximately $138 million including higher molybdenum earnings of approximately $17 million) and the sale of non-core real estate ($22.6 million), partially offset by lower copper prices (approximately $50 million).

         The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged 69 cents and 72 cents in the third quarter and first nine months of 2002, respectively, compared with 68 cents and 75 cents in the corresponding 2001 periods. The London Metal Exchange (LME) spot price per pound of copper cathode, primarily upon which we base our international sales, averaged 69 cents and 71 cents in the third quarter and first nine months of 2002, respectively, compared with 67 cents and 74 cents in the corresponding 2001 periods.

         In the 2002 third quarter, the full and cash implied unit cost of copper production decreased 8 and 10 cents per pound, respectively, compared with the corresponding 2001 quarter. For the first nine months of 2002, the full and cash implied unit costs of copper production decreased 9 cents and 10 cents per pound, respectively, compared with the corresponding 2001 period. For the third quarter (compared with the prior third quarter), approximately 5 cents of the cost improvement was due in part to higher molybdenum prices, which impact both our primary molybdenum production and cost credits at our by-product mines, 1 cent was due to lower energy costs, and the remainder was primarily due to operational improvements associated with the Company’sQuest for Zero program, net of approximately 1 cent per pound of higher care-and-maintenance costs.

         Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During the first quarter of 2001, our Arizona and New Mexico operations were affected adversely by significantly higher costs for all three. In response, the Company implemented a power cost stabilization plan in March 2001 that consisted of an additional negotiated firm power contract; the construction of a power co-generation plant in New Mexico; short-term, alternating production curtailments at the Company’s Tyrone, Sierrita, Bagdad and Henderson operations; and a partial production curtailment at Chino. As a result, in the third quarter and the first nine months of 2002, energy costs from copper mining through smelting were approximately 12 cents per pound of copper, which were lower than the corresponding 2001 periods by approximately 1 cent per pound and 4 cents per pound, respectively.

Note: Supplemental Data

(Unaudited; $ in millions)

	Third Quarter

	2002	2001

Special, pre-tax items	$(8.1)	—

Segment operating income (loss) excluding special items	$6.5	(52.7)

	Nine Months Ended
	September 30,

	2002	2001

Special, pre-tax items	$26.6	(10.0)

Segment operating income (loss) excluding special items	$25.4	(69.1)

         Special items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)

	Third Quarter

	2002	2001

Environmental provisions, net	$(2.5)	—

October 2001 restructuring:

Reassessment of employee activities and take-or-pay contracts	4.4	—

Additional retirement benefits	(6.4)	—

Environmental insurance recoveries, net	(3.6)	—

Special, pre-tax items	$(8.1)	—

	Nine Months Ended
	September 30,

	2002	2001

Environmental provisions, net	$(2.5)	—

April 2001 operational improvement plan	—	(10.0)

October 2001 restructuring:

Reassessment of employee activities and take-or-pay contracts	4.4	—

Additional retirement benefits	(6.4)	—

Environmental insurance recoveries, net	8.5	—

Sale of non-core real estate	22.6	—

Special, pre-tax items	$26.6	(10.0)

         PDMC — Other Matters

         In the 2001 fourth quarter, Phelps Dodge announced a series of actions to address the then current economic environment, including changes in copper operations that led to curtailment of approximately 220,000 metric tons of copper production annually (including our partner’s share), 14 million pounds of by-product molybdenum annually, and the reduction of approximately 1,500 positions mostly in January 2002. These operations remain temporarily curtailed as a result of the continued adverse economic environment. We believe our curtailment plan allows us the maximum flexibility to quickly re-start operations when copper market fundamentals experience a sustained improvement. The decision to recommence operations at these sites will depend on several factors including then prevailing copper prices, management’s assessment of copper market fundamentals and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of curtailed or new projects of competitors being brought back to production. While there is no single copper price threshold that would necessarily trigger the recommencement of operations at any of these sites, management does not expect to recommence operations until there has been a significant improvement in copper market fundamentals or a production integration inefficiency that could be alleviated by such recommencement.

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

         Our share of current molybdenum annual production, after our late 2001 announced curtailments, is approximately 44 million pounds. Approximately 75 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin) for molybdenum oxide, plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price, causes a variation in annual operating income before taxes of approximately $33 million (subject to any negotiated limitations in outstanding customer agreements).

         From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on September 30, 2002.

         PDMC — New Mexico Reclamation

         Our mining operations are subject to laws and regulations establishing new requirements for mined land reclamation and financial assurance. New Mexico passed a mined land reclamation law in 1993 authorizing regulations that were adopted in 1994. The permitting process for New Mexico mining operations commenced in December 1994. Two New Mexico State agencies, the New Mexico Environment Department (NMED) and the New Mexico Mining and Minerals Division (MMD) are charged with approving the applications for facility closure and reclamation.

         In August 2001, the initial public hearing was held before an NMED Hearing Officer on Chino’s plan to protect water quality. A second public hearing was held in February 2002 on the Chino plan to discuss a draft permit proposed jointly by Chino and NMED. The Company is awaiting the NMED Hearing Officer’s decision. The cost estimate to carry out this plan, including water treatment for 100 years, if needed, is $386 million in current dollars. This figure compares to Chino’s initial proposal of approximately $100 million. For purposes of calculating the required amount of financial assurance, the present value of the plan when adjusted to reflect the appropriate escalation and discount rates, is approximately $180 million to $200 million. The plan also calls for studies over the next four to five years to refine the plan.

         A public hearing on the Tyrone plan was held in May 2002 before the NMED Hearing Officer. NMED proposed a plan with a cost estimate of $440 million in current dollars with a financial assurance estimate based on an adjusted present value of $265 million. The Company presented a revised plan with a cost estimate of $331 million in current dollars and an estimated present value of the estimated costs of $179 million. A hearing officer’s decision on the Tyrone permit is anticipated later this year. The Company has been advised that the State intends to issue a draft permit for a Cobre closure plan. The Company expects the cost estimate for the Cobre plan to be approximately $40 million in current dollars.

         On September 13, 2002, the New Mexico Mining Commission denied a proposal for a five-year extension of the October 1, 2002, deadline for approval of closeout plans under the New Mexico Mining Act Rules. The five-year extension was recommended by MMD based upon an agreement reached between MMD and the Company for interim financial assurance and a plan to evaluate and supplement scientific studies supporting the plans submitted by Chino, Tyrone and Cobre. As a result of the Mining Commission’s decision, the October 1, 2002, deadline remained in place. As noted above, the NMED Hearing Officer has not yet issued decisions on the NMED permits for the Chino and Tyrone proposed closure plans, and NMED has not yet issued a closure permit for the Cobre operation. Because action by NMED is a prerequisite to closeout plan approval by MMD, the Chino, Tyrone and Cobre operations were unable to obtain approval of their closeout plans by the October 1 deadline.

         On October 21, 2002, the operations received notices of violation from MMD requiring the operations to have closeout plans in place by April 30, 2003 (Chino), September 30, 2003 (Tyrone) and June 30, 2003 (Cobre). Currently, the three operations are responding to requests from MMD for additional infor-

mation. Because the deadline was not met, the three operations may also be subject to further administrative action, including civil penalties.

         On November 1, 2002, each of the operations filed a “Petition for Review and Request for Expedited Hearing” with the New Mexico Mining Commission requesting the notices of violation be rescinded or, alternatively, the Commission determine that civil penalties are not warranted and the abatement schedule should be modified. A date for the hearing has not yet been established.

         The Company is continuing to negotiate with the State regarding the amount of interim financial assurance required to cover the cost estimates for the three operations. A portion of the plans will require the issuance of a waiver of certain standards as authorized by the New Mexico Mining Act for mines that existed when the law was enacted. The final cost estimates also are subject to the results of the hearings and any subsequent judicial appeals. Actual reclamation costs may differ significantly from the cost estimate based on a variety of factors including possible changes in legal standards over time and potential cost savings from use of the Company’s own personnel and equipment at each site versus third-party contractor costs (under New Mexico law, financial assurance requirements are calculated based on estimated third-party costs), advances in technology and reclamation techniques, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

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

(Unaudited; $ in millions)

	Third Quarter

	2002	2001

Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$138.5	138.2

Wire and cable	173.4	184.1

	$311.9	322.3

Operating income (loss):

Specialty chemicals	$12.1	10.7

Wire and cable	(19.1)	2.9

	$(7.0)	13.6

	Nine Months Ended
	September 30,

	2002	2001

Sales and other operating revenues - unaffiliated customers:

Specialty chemicals	$408.3	447.7

Wire and cable	532.7	599.4

	$941.0	1,047.1

Operating income (loss):

Specialty chemicals	$42.3	49.1

Wire and cable	(13.0)	13.8

	$29.3	62.9

         PDI — Sales

         PDI reported sales to unaffiliated customers of $311.9 million and $941.0 million in the 2002 third quarter and the nine months ended September 30, 2002, respectively, compared with sales of $322.3 million and $1,047.1 million in the corresponding 2001 periods.

The decrease of $10.4 million in the 2002 third quarter was primarily due to a reduction in wire and cable sales in North America resulting from lower sales volumes (approximately $9 million). The decrease of $106.1 million for the first nine months of 2002 was due to (i) lower specialty chemicals sales resulting primarily from lower average unit selling prices worldwide (approximately $13 million) and lower sales volumes (approximately $26 million) and (ii) lower wire and cable sales resulting primarily from lower sales volumes due to continued economic weakness in the United States (approximately $58 million), reduced sales in Central and South America due to lower demand (approximately $22 million), partially offset by higher sales volumes in Thailand (approximately $14 million).

         PDI — Operating Income (Loss)

         PDI reported an operating loss of $7.0 million in the 2002 third quarter, including a special, net pre-tax loss of $21.4 million, compared with operating income of $13.6 million in the 2001 third quarter. The decrease in operating income in the third quarter of $20.6 million was primarily due to the recording of a $23.0 million special, pre-tax charge associated with the temporary closure of the Laurinburg, North Carolina, magnet wire plant, the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility, and restructuring and consolidation of certain administrative functions announced in the 2002 third quarter. The special, pre-tax charge included $16.9 million for asset impairments and $6.1 million for severance-related expenses associated with the restructuring and temporary closures.

         PDI reported operating income of $29.3 million for the nine months ended September 30, 2002, including a special, net pre-tax loss of $21.4 million, compared with operating income of $62.9 million, including a special, pre-tax loss of $3.3 million, in the corresponding 2001 period. The wire and cable segment decreased $26.8 million primarily due to the recording of a $23.0 million special charge mentioned above and lower sales volumes in North America resulting from reduced demand (approximately $12 million), partially offset by higher sales volumes in Thailand (approximately $7 million). Also, the first nine months of 2001 included a special, pre-tax charge of $3.3 million for the write-down of the closed Hopkinsville, Kentucky, magnet wire facility. The specialty chemicals segment decreased $6.8 million primarily due to lower sales volumes in North America (approximately $12 million), partially offset by the absence of goodwill amortization ($3.1 million) and a special, pre-tax gain in the third quarter of 2002 ($1.1 million).

Note: Supplemental Data

(Unaudited; $ in millions)

	Third Quarter

	2002	2001

Special, pre-tax items	$(21.4)	—

Segment operating earnings excluding special items	$14.4	13.6

	Nine Months Ended
	September 30,

	2002	2001

Special, pre-tax items	$(21.4)	(3.3)

Segment operating earnings excluding special items	$50.7	66.2

         Special items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)

	Third Quarter

	2002	2001

September 2002 restructuring programs	$(23.0)	—

Environmental provisions, net	0.3	—

Reassessment of prior restructuring programs	1.3	—

Special, pre-tax items	$(21.4)	—

	Nine Months Ended
	September 30,

	2002	2001

September 2002 restructuring programs	$(23.0)	—

Environmental provisions, net	0.3	—

Reassessment of prior restructuring programs	1.3	—

Hopkinsville facility write-down	—	(3.3)

Special, pre-tax items	$(21.4)	(3.3)

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

         Depreciation, Depletion and Amortization Expense

         Depreciation, depletion and amortization expense was $105.2 million in the third quarter and $316.9 million for the first nine months of 2002, compared with $108.6 million and $346.4 million, respectively, in the corresponding 2001 periods. The decreases were primarily due to the temporary shutdowns and production curtailments at PDMC (approximately $2 million in the 2002 third quarter and $26 million for the first nine months of 2002) and the reduction of goodwill amortization expense at PDI resulting from the adoption of SFAS No. 142 (approximately $2 million in the 2002 third quarter and $6 million for the first nine months of 2002).

         Exploration and Research Expense

         Our net exploration and research expense was $10.7 million in the 2002 third quarter and $28.6 million for the nine months ended September 30, 2002, a decrease of $3.6 million and $17.6 million from the corresponding periods in 2001. The decreases primarily resulted from lower exploration spending at most of our locations (approximately $2 million in the third quarter and $11 million for the first nine months of 2002) and the absence of exploration expenditures at the Sossego joint venture in Brazil (approximately $2 million spent in the 2001 third quarter and $7 million spent for the nine months ended September 30, 2001), which was sold in October 2001.

         Interest Expense

         Interest expense decreased $17.3 million in the 2002 third quarter and $24.2 million for the first nine months of 2002, compared with the 2001 corresponding periods. The decreases for the third quarter and first nine months of 2002 primarily were attributable to reductions related to the payoff of long-term debt, short-term debt and project financing (totaling approximately $16 million and $55 million, respectively). Lower floating interest rates also contributed to the reductions (approximately $1 million and $3 million, respectively). The decrease for the first nine months of 2002 was partially offset by a $33 million increase for the corporate debt issued in May 2001.

         Miscellaneous Income and Expense, Net

         Miscellaneous income and expense, net, decreased $2.3 million in the third quarter and $15.2 million for the first nine months of 2002, compared with the 2001 corresponding periods. The decrease for the 2002 third quarter resulted primarily from lower interest income ($2.5 million), foreign currency exchange losses ($1.2 million) and higher shutdown expenses ($0.8 million), partially offset by lower benefit plan investment mark-to-market adjustments ($2.1 million). The decrease for the nine months ended September 30, 2002, was primarily due to lower interest income ($4.6 million), foreign currency exchange losses ($3.3 million), higher shutdown expenses ($1.5 million) and the absence of interest on a tax settlement and insurance settlements ($5.8 million) (refer to Note 2 to the consolidated financial information for further discussion of these special items).

         Benefit for Taxes on Income

         The Company’s income tax benefit for the 2002 third quarter comprised the following items: (i) an additional $28.1 million special tax benefit associated with 2001 net operating losses that, based on new tax legislation, may be carried back to recover prior years’ taxes; (ii) a $5.0 million benefit recognized for the 2002 third quarter net operating losses that, based on the March enactment of the Job Creation and Worker Assistance Act of 2002, may also be carried back to recover prior years’ taxes; and (iii) a $2.0 million expense for taxes on earnings at international operations. The Company’s income tax benefit for the nine months ended September 30, 2002, comprised the following items: (i) a $66.6 million tax benefit associated with the carryback of 2001 net operating losses that, based on new tax legislation, may be carried back to recover prior years’ taxes; (ii) a $39.8 million benefit recognized for the first nine months of 2002 net operating losses, based on new tax legislation; (iii) a $17.8 million expense for taxes on earnings at international operations; and (iv) a $13.0 million benefit for release of deferred taxes previously provided.

         The Company completed its 2001 federal income tax return in August 2002 and filed for a $59 million refund, which was received in the 2002 third quarter, resulting from carrying back the 2001 net operating loss in accordance with the March enactment of the Job Creation and Worker Assistance Act of 2002.

CHANGES IN FINANCIAL CONDITION

         Working Capital

         During the first nine months of 2002, net working capital balances (excluding cash and cash equivalents and debt) decreased $25.9 million. This decrease resulted primarily from:

•	a $74.1 million decrease in inventories and supplies primarily due to a $66.9 million decrease in copper, gold and molybdenum inventories at mining operations; and

•	a $45.6 million decrease in accounts payable and accrued expenses primarily due to production curtailments, staff reductions and timing of payments partially offset by higher accrued interest of $16.8 million.

         Debt

         At September 30, 2002, our total debt was $2,194.7 million, compared with $2,851.0 million at year-end 2001. Our ratio of debt to total capitalization was 40.9 percent at September 30, 2002, versus 50.8 percent at December 31, 2001. The decrease in debt reflects the $150 million principal payment on our 10.125 percent notes on April 1, 2002, and the purchase of $481 million of long-term debt on the open market in July 2002.

         As of September 30, 2002, the Company had no borrowings under its $1 billion revolving credit facility that is available, provided compliance with the covenant requirements, until its scheduled maturity on May 10, 2005.

         Capital Expenditures and Investments

         Capital expenditures and investments during the first nine months of 2002 were $65.3 million for PDMC, $19.1 million for PDI and $4.1 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2001 period were $161.8 million for PDMC, $75.8 million for PDI (including $44.8 million for the contractually obligated acquisition of the remaining 40 percent share of the Company’s wire and cable manufacturing operation in Brazil) and $12 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2002 to approximate $150 million, comprising approximately $100 million for PDMC, approximately $40 million for PDI, and approximately $10 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

         Equity Offering

         In June 2002, the Company issued 10 million common shares and 2 million mandatory convertible preferred shares in a block trade with J.P. Morgan. Net proceeds from this trade were approximately $592 million. Proceeds were earmarked primarily for debt repurchase. In July 2002, $480.7 million of long-term debt was purchased on the open market for $511.2 million, which resulted in a 2002 third quarter pre-tax extraordinary loss of $31.3 million ($26.6 million after-tax) including issuance costs and other book adjustments ($0.8 million). This buy-back is expected to reduce annual interest cost by approximately $40 million before taxes.

         The convertible preferred shares have an annual dividend of $6.75 per share, a 20 percent conversion premium (for an equivalent conversion price of $48 per common share), and will mandatorily convert into Phelps Dodge common shares on August 15, 2005.

         Dividends

         Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the dividend on its common shares in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid on common shares in the first nine months of 2002.

         On September 4, 2002, Phelps Dodge declared a quarterly dividend of $1.6875 per mandatory convertible preferred share, to be paid on November 15, 2002.

         Contractual Obligations

         The following tables summarize Phelps Dodge’s contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of September 30, 2002, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2001:

Debt and Take-or-Pay Contracts as of September 30, 2002:

(Unaudited; $ in millions)

		Less Than
	Total	1 Year	1-3 Years

Short-term debt	$36.7	36.7	—

Long-term debt	2,158.0	136.4	350.0

Take-or-pay contracts	606.5	175.3	205.2

		After
	4-5 Years	5 Years

Short-term debt	$—	—

Long-term debt	599.6	1,072.0

Take-or-pay contracts	125.2	100.8

         Other Items that May Affect Liquidity

         New Mexico and Colorado’s mined land reclamation laws require financial assurance covering reclamation cost. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund reclamation costs identified in an approved reclamation plan. An investment grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge presently has a credit rating one level above non-investment grade; however, it remains on “Negative Outlook.” If a downgrade occurs, the Company will need to provide financial assurance of approximately $70 million in Arizona.

         The cost of surety bonds (the traditional source of financial assurance) has increased significantly during the past year. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable, the Company could be required to post other collateral or possibly cash or cash equivalents directly in support of financial assurance obligations.

         Other Matters

         During an ordinary course review of the Company’s public filings, the staff of the Securities and Exchange Commission (SEC) has recently commented on several matters reflected in those filings. The matters commented upon include aspects of the Company’s calculation of its proven and probable reserves of copper and molybdenum at its operating, curtailed and development properties. In this comment process, the SEC staff has, among other things, indicated that it may require that the Company use as its metals pricing assumption for these purposes the average COMEX price for copper over the prior three years (approximately 76 cents per pound) and the three-year historical average price for molybdenum as published in Metals Week (approximately $2.50 per pound for oxide). In determining its proven and probable reserves, the Company has used metals price assumptions that are higher and that it believes are generally consistent with average historical prices over recent full economic and pricing cycles. The Company is currently discussing these issues with the SEC staff and evaluating the potential effects of using the lower price assumptions in its reserve determinations.

         Depending on the outcome of the ongoing discussions with the SEC staff, a portion of the Company’s proven and probable reserves of copper and molybdenum may be reclassified to mineralized material. Any such reclassification of reserves at an operating property would increase depreciation and amortization charges, including possibly for prior periods, but the Company does not expect any such increases to be material. Further, there would be no effect on the Company’s mine plans, production levels or expected operating cash flows.

         The SEC staff has also commented upon the Company’s impairment analyses of its curtailed properties under SFAS Nos. 121 and 144. Such analyses involve numerous judgments and estimates and the Company is currently evaluating these comments and discussing them with the SEC staff. In addition, management is now conducting its customary impairment review of all its curtailed properties based upon all information currently available. In light of these ongoing reviews and discussions, additional impairment charges, which could be material in amount, may be recognized, including possibly in prior periods.

         Any additional impairment charges may materially reduce net income in the periods in which they are recognized, and it is possible that they may materially reduce the Company’s shareholders’ equity. They would have no effect on the Company’s mine plans, production levels or expected operating cash flows.

         The SEC staff has also commented on certain of the Company’s estimates for recognizing depreciation and amortization expenses at certain of its mining properties. Further, the SEC staff has commented on the Company’s basis for recognition of closure costs at temporarily closed mining operations and upon the Company’s estimates for two contingent matters. The Company continues to evaluate these comments and discuss these issues with the SEC staff. It is possible that additional charges, which could be material in amount, may be recognized in prior periods. There would be no effect on the Company’s expected operating cash flows arising from any such changes.

         The Company is continuing to discuss all of these issues with the staff of the SEC, and no final determinations will be made until the conclusion of those discussions.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The implementation resulted in a cumulative effect charge of $2.0 million (before and after taxes), or 3 cents per share, and a cumulative reduction to OCI of $7.1 million (before and after taxes).

         Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the specialty chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the wire and cable segment, for a total of $143.1 million, net. Upon completion of the transitional impairment tests, the net book value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill on the third quarter and nine months ended September 30, 2001, would have reduced goodwill amortization expense by $1.9 million and $5.7 million, respectively, reduced net loss by $1.5 million and $4.7 million, respectively, and reduced loss per share by 2 cents and 6 cents, respectively.

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, with no significant effect on our financial reporting or disclosures, and was utilized in the determination of our wire and cable segment’s asset impairment charge in the 2002 third quarter.

         In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, retirement obligations will be recognized when they are incurred and displayed as liabilities and the initial measurement will be at fair value. In addition, the asset retirement cost will be capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. This Statement is required to be adopted by the Company on or before January 1, 2003. We are in the process of determining the effect SFAS No. 143 will have on our financial reporting and disclosures and are developing procedures to effect its implementation. At this time, we cannot estimate its impact.

         In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement is required to be adopted by the Company on or before January 1, 2003.

         In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         There have been no material changes in the Company’s market risk during the quarter ended September 30, 2002. For additional information on market risk, refer to pages 31 and 41 through 44 of our report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

         The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures within 90 days of the date hereof, and has concluded that the current system of controls and procedures is effective.

         The Company maintains a system of internal controls and procedures for financial reporting. Since the date of management’s most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.

Part II. Other Information

Item 1. Legal Proceedings

         I.     On September 30, 2002, Columbian Chemicals Company, a subsidiary of the Company, received an administrative complaint from the Environmental Protection Agency (EPA) for alleged violations of the Clean Air Act at its El Dorado, Arkansas, carbon black plant. Columbian Chemicals Company is investigating and will respond as appropriate to the EPA.

         II.     On September 30, 2002, the EPA issued an administrative complaint for alleged violations of the Clean Water Act at the inactive Christmas Mine owned by the Company’s subsidiary, Cyprus Amax Minerals Company. The Company is investigating and will respond as appropriate to the EPA.

         III.     On October 21, 2002, our New Mexico operations received a notice of violation from the New Mexico Mining and Minerals Division for failing to have closeout plans in place by October 1, as required by the New Mexico Mining Act. The notices require the operations to have closeout plans in place by April 30, 2003 (Chino), September 30, 2003 (Tyrone) and June 30, 2003 (Cobre). Because the deadline was not met, the three operations may also be subject to further administrative action, including civil penalties. Reference is made to the “Notes to Consolidated Financial Information, Note 6, Contingencies” for a more detailed description of the closure/closeout plan process in New Mexico.

         IV.     Reference is made to the sixth paragraph of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended June 30, 2002.

         On August 15, 2002, the Company’s subsidiary, Cyprus Amax Minerals Company (Cyprus), paid to Plateau Mining Corporation approximately $47 million (including approximately $11 million in interest) in satisfaction of the July 18, 2002, arbitration award. This payment was made without prejudicing the rights of Cyprus to seek indemnification for this payment from RAG American Coal Company under the provisions of other agreements entered into by Cyprus and RAG.

         V.     On November 7, 2002, the United Kingdom Environment Agency issued an enforcement notice to Columbian Chemicals Company’s Sevalco plant in the United Kingdom. The notice follows the discovery of irregularities in Sevalco’s effluent discharge reports, and requires the plant to implement procedures to ensure that discharges satisfy permit limits and are properly reported. Columbian Chemicals Company is cooperating with the Environment Agency while the Agency continues its investigation of this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	A report on Form 8-K was filed on August 13, 2002, to disclose the CEO and CFO certifications related to the Company’s Form 10-Q filed on August 13, 2002, and pursuant to the Commission’s Order of June 27, 2002.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION

(Corporation or Registrant)

Date: November 12, 2002	By:	/s/ Stanton K. Rideout
Stanton K. Rideout Vice President and Controller (Principal Accounting Officer)

Certifications

I, J. Steven Whisler, Chairman, President and Chief Executive Officer, certify that:

l.	I have reviewed this quarterly report on Form 10-Q of Phelps Dodge Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ J. Steven Whisler J. Steven Whisler Chairman, President and Chief Executive Officer

I, Ramiro G. Peru, Senior Vice President and Chief Financial Officer, certify that:

l.	I have reviewed this quarterly report on Form 10-Q of Phelps Dodge Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ Ramiro G. Peru Ramiro G. Peru Senior Vice President and Chief Financial Officer

Index to Exhibits

10.12	Amended Form of Restricted Stock Letter Agreement under the 1998 Plan, effective as of July 8, 2002 (SEC File No. 1-82).

10.15	Waiver and Release Agreement, effective July 8, 2002, between the Company and Manuel J. Iraola (SEC File No. 1-82).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.