Form 10-K
period 2002-12-31
PHELPS DODGE CORP
filed 2003-04-14
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503
(I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ 85004-2306

Registrant’s telephone number: (602) 366-8100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, $6.25 par value per share	New York Stock Exchange
Mandatory Convertible Preferred Shares,
$1.00 par value per share	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).    Yes   [x]   No   [ ].

The aggregate market value of Common Shares of the issuer held by nonaffiliates at April 9, 2003, was approximately $2,892,046,398.

Number of Common Shares outstanding at April 9, 2003: 88,986,043 shares.

Documents Incorporated by Reference:

Document	Location in 10-K

Proxy Statement for 2003 Annual Meeting	Part III

Part I
Items 1. and 2. Business and Properties
PHELPS DODGE MINING COMPANY
Properties, Facilities and Production
U.S. Mines
South American Mines
Manufacturing and Sales Segment
Primary Molybdenum Segment
Worldwide Copper Production by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production
Other Mining Segment
Exploration
Process Technology
Other
Other Mining Investments
Ore Reserves
Average Drill-Hole Spacing at Ore Reserve Properties
Metallurgical Recovery
Mill and Leach Stockpiles
Copper and Molybdenum Prices
Mineralized Material
Sales and Competition
Prices, Supply and Consumption
Costs
Environmental and Other Regulatory Matters
PHELPS DODGE INDUSTRIES
Ownership of Property
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
PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
STATEMENT OF CONSOLIDATED OPERATIONS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL DATA BY GEOGRAPHIC AREA
Part III
Items 10, 11, 12 and 13.
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
Certifications
EX-11
EX-12
EX-21
EX-23
EX-24

- i -

PHELPS DODGE CORPORATION

Annual Report on Form 10-K
For the Year Ended December 31, 2002

- ii -

Page

Item 6. Selected Financial Data	48
Item 7. Management’s Discussion and Analysis
Management’s Discussion and Analysis	51
Results of Phelps Dodge Mining Company	64
Results of Phelps Dodge Industries	85
Other Matters Relating to the Statement of Consolidated Operations	88
Changes in Financial Condition; Capitalization	90
Capital Outlays	105
Inflation	105
Dividends and Market Price Ranges	105
Quarterly Financial Data	106
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	51
Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements	110
Report of Management	110
Report of Independent Accountants	111
Report of Independent Accountants on Financial Statement Schedule	111
Statement of Consolidated Operations	112
Consolidated Balance Sheet	113
Consolidated Statement of Cash Flows	114
Consolidated Statement of Shareholders’ Equity	115
Notes to Consolidated Financial Statements	116
Financial Data by Geographic Area	163
Financial Data by Business Segment	164
Item 9. Disagreements on Accounting and Financial Disclosure	N/A
Part III.
Item 10. Directors and Executive Officers of the Registrant	174
Item 11. Executive Compensation	174
Item 12. Security Ownership of Certain Beneficial Owners and Management	174
Item 13. Certain Relationships and Related Transactions	174
Item 14. Controls and Procedures	174
Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K	174
Valuation and Qualifying Accounts and Reserves	178
Signatures	179
Certifications	179

PHELPS DODGE CORPORATION

2002 Annual Report on Form 10-K

Part I

     Restatements

     Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or ours) identified certain accounting matters relating to our December 31, 2001 and 2000, Consolidated Financial Statements that require restatement. The matters subject to adjustment, which are summarized below and discussed in Note 22 to the Consolidated Financial Statements increased retained earnings by $22.9 million at December 31, 2001 to reflect the after-tax effect of such items. These adjustments were necessary (i) to change the Company’s units-of-production depreciation rate methodology for mining, smelting and refining assets to exclude estimates of future capital as well as any material other than proven and probable ore reserves, and to depreciate short-lived assets on a straight-line basis over their estimated useful lives, less salvage value; (ii) to adjust the fair value estimates of acquired reclamation obligations and to recognize the related annual accretion expense, and to revise certain reclamation cost estimates and associated charges for information obtained in 2001; (iii) to capitalize as inventory copper contained in low-grade mill and leach stockpiles, and consequent in-process materials being converted to salable products; (iv) to reverse a loss contingency reserve associated with legal matters; and (v) to increase the valuation allowance for deferred tax assets. Additionally, as discussed in Note 21, Business Segment Data, our presentation of reportable segment information for Phelps Dodge Mining Company for 2001 and 2000 has been revised to reflect additional segments.

Items 1. and 2. Business and Properties

     The Company is the world’s second largest producer of copper, among the world’s largest carbon black and magnet wire producers, and is the world’s largest producer of continuous-cast copper rod. On October 16, 1999, we acquired Cyprus Amax Minerals Company (Cyprus Amax or Cyprus). As a result of the acquisition, we also became one of the world’s largest producers/processors of molybdenum and molybdenum products.

     The Company consists of two major divisions: (i) Phelps Dodge Mining Company (PDMC) and (ii) Phelps Dodge Industries (PDI).

(i)	PDMC includes our worldwide, vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDMC comprises 11 reportable segments – Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone (located in the United States), Candelaria, Cerro Verde and El Abra (located in South America), Manufacturing and Sales, Primary Molybdenum and Other Mining.

(ii)	PDI comprises two reportable segments – Specialty Chemicals and Wire and Cable.

     In 2002, PDMC produced 1,028,800 tons of copper for our account from worldwide mining operations, and an additional 246,800 tons of copper for the accounts of our minority interest joint-venture partners. Gold, silver, molybdenum, rhenium and sulfuric acid are by-products of our copper and molybdenum operations. Production of copper for our own account from our U.S. operations constituted approximately 49 percent of the copper mined in the United States in 2002. Much of our U.S. cathode copper production, together with additional copper purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. We also explore for metals and minerals throughout the world.

     Our South American mining operations include Candelaria and El Abra, major copper mines in Chile, the Cerro Verde copper mine in Peru, and other operations and investments in Chile and Peru. These operations produce a variety of metals and minerals including copper, gold and silver.

     High-purity, chemical-grade molybdenum concentrate is produced at our Henderson mine in Colorado. Most of the concentrate produced at Henderson is roasted at our Fort Madison roasters and then further processed at the facility’s chemical plant into value-added molybdenum chemical products. In addition, some of the concentrate is processed into salable molysulfide for use primarily in the lubricant industry.

     Molybdenum concentrate is also produced as a by-product at two of our U.S. copper operations.

This concentrate is generally roasted at one of our three roasting operations to produce technical grade molybdic oxide for sale into the metallurgical markets (i.e., steel industries).

     In addition to our mining interests, we produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors through PDI.

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

     Note 21 to our Consolidated Financial Statements contained herein includes financial data for each of the last three years relating to our business segments, including data by geographic area.

     Phelps Dodge was incorporated as a business corporation under the laws of the state of New York in 1885. Our world headquarters is located in Phoenix, Arizona, and is a leased property. We employed approximately 13,500 people worldwide on December 31, 2002.

     Throughout this document, unless otherwise stated, all references to tons are to short tons, and references to ounces are to troy ounces.

Available Information. Phelps Dodge files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Phelps Dodge) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.

Phelps Dodge’s Web site is http://www.phelpsdodge. com. Phelps Dodge makes available free of charge through its Internet site, via a link to the SEC’s Web site at http://www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Phelps Dodge makes available free of charge on http://www. phelpsdodge.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view some of these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided. The information on Phelps Dodge’s Web site is not incorporated by reference into this report.

PHELPS DODGE MINING COMPANY

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reporting segments.

     Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, and Tyrone) and three reportable segments in South America (Candelaria, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, they produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium, as by-products.

     The Manufacturing and Sales segment consists of conversion facilities including our smelters, refineries and rod mills, as well as sales and marketing. The Manufacturing and Sales segment sells copper to others primarily as rod, cathode or concentrate, and as rod to our Wire and Cable segment. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     The Primary Molybdenum segment consists of the Henderson and Climax mines and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemical and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     Other Mining segment includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

     Our five reportable U.S. Mines segments (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, and Tyrone), the Manufacturing and Sales segment and the Other Mining segment are discussed herein together, where appropriate, as U.S. Mining Operations.

     Our U.S. Mining Operations (defined above) and our South American Mines (Candelaria, Cerro Verde and El Abra segments) are discussed herein together, where appropriate, as our Worldwide Copper Mining Operations.

Properties, Facilities and Production

     Following is a map indicating the approximate location of PDMC’s U.S. copper and molybdenum mines:

     U.S. Mines

     We produce electrowon copper cathode at solution extraction/electrowinning (SX/EW) operations near Tyrone and Silver City, New Mexico (Tyrone and Chino mines, respectively); and Morenci, Miami (currently curtailed), Bagdad (partially curtailed) and Green Valley (partially curtailed), Arizona (Morenci, Miami, Bagdad and Sierrita mines, respectively). We produce copper concentrate from open-pit mines and concentrators located at Bagdad and Green Valley, Arizona (Bagdad and Sierrita mines, respectively); and Silver City, New Mexico (currently curtailed, Chino mine).

     We are the world’s leading producer of copper using the SX/EW process. In 2002, we produced a total of 578,700 tons of cathode copper at our SX/EW facilities in the United States, compared with 585,300 tons in 2001 and 510,200 tons in 2000. SX/EW is a cost-effective process for extracting copper from cer-

tain types of ores. SX/EW is a major factor in our continuing efforts to maintain internationally competitive costs. Our total annual capacity of electrowon copper cathode production currently is 410,000 tons at Morenci, 105,000 tons at Miami, 75,000 tons at Chino, 84,000 tons at Tyrone, 25,000 tons at Sierrita and 16,000 tons at Bagdad.

     The Morenci complex in southeastern Arizona comprises an open-pit mine, a concentrator, four solution extraction facilities and three electrowinning tankhouses. We operate Morenci and own an 85 percent undivided interest; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation. Each partner takes in kind its share of Morenci production. Morenci is the largest copper producing operation in North America.

     In 2001, the Company completed its $220 million mine-for-leach project at Morenci. As a result, the Morenci concentrator was placed on care-and-maintenance status. The crushing facility at the Metcalf concentrator continues to process approximately 85,000 tons of ore daily for the expanded leach operation. The new mine-for-leach facilities increased Morenci’s annual electrowon cathode production capacity to 410,000 tons. Under certain favorable economic circumstances, Morenci may produce concentrates from primary sulfide ores.

     In 1999, the Metcalf concentrator was permanently closed as a result of rebalancing PDMC operations. After the 1999 acquisition of Cyprus Amax and the Company’s decision to convert Morenci to mine-for-leach processing, it became clear that the Metcalf concentrator would not likely operate in the future. This resulted in a pre-tax impairment of $88 million recorded in 1999.

     We are presently a party to litigation that could adversely impact the allocation of available water supplies for the Morenci operation and our other properties in Arizona. (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

     Our wholly owned Bagdad mine in northwestern Arizona primarily mines copper sulfide ore. It produces copper and molybdenum concentrates and minor amounts of silver. The operation consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, and a leaching system with an SX/EW operation producing copper cathode. In January 2002, as a result of the then-current economic environment, Bagdad’s mill throughput was curtailed temporarily to approximately one-half capacity. At the time of this curtailment, we estimated that approximately 70,500 tons of annual copper production and 7 million pounds of annual by-product molybdenum production would be reduced. In 2002, copper production at Bagdad exceeded our estimates due to improved production from our SX/EW operation, higher ore grades from normal mine planning improvements, and improvements in copper recovery and improved milling efficiency resulting from Quest for Zero actions. As a result, 2002 annual copper production was reduced by approximately 44,600 tons. Throughput at Bagdad also exceeded half capacity at various times during the year, primarily driven by smelter and sulfuric acid supply requirements.

     In February 2002, we announced that Bagdad would construct an approximately $40 million copper concentrate leaching demonstration plant designed to recover commercial-grade copper cathode from chalcopyrite concentrates. The plant is scheduled to commence production in the second quarter of 2003. At full capacity, the plant is expected to produce 35 million pounds of copper cathode from concentrate annually. If successful, this technique could assist in our long-term cost reduction strategy.

     We own the Sierrita mine near Green Valley, Arizona. The facility consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, two molybdenum roasters and a rhenium processing facility. Sierrita also uses an oxide and low-grade sulfide ore stockpile leaching system with an SX/EW operation to produce copper cathode. Sierrita’s on-site roasters process molybdenum concentrates produced at Sierrita and Bagdad as well as purchased concentrates or concentrates tolled for third parties. The resulting metallurgical grade molybdic oxide and related products are either packaged for shipment to customers worldwide or transported to other Phelps Dodge facilities for further processing. At year-end 2001, as a result of the then-current economic environment, mill throughput at the Sierrita mine was reduced temporarily to approximately one-half of its capacity. Our estimates at the time were that these actions would eliminate approximately 49,600 tons of annual copper production and 7 million pounds of by-product molybdenum. In 2002, copper production at Sierrita exceeded our estimates due to improved production from higher ore grades from normal mine planning improvements, improvements in copper recovery and improved milling efficiency resulting from Quest for Zero actions, and smelter and acid supply requirements. As a result, 2002 annual copper production was reduced by approximately 44,200 tons.

     Our wholly owned operations at Miami, Arizona, consist of an open-pit copper mine, an SX/EW operation producing copper cathode, a smelter, an acid plant, an electrolytic refinery and a copper rod plant. In January 2002, as a result of the then-current economic environment, the Miami mine and refinery were closed temporarily. Our estimate at the time was that this curtailment action would eliminate approximately 49,600 tons of annual copper production. In 2002, Miami’s copper production was improved by higher than expected output from residual leach stockpiles, various other improvements resulting from Quest for Zero actions, and the use of smelter weak acid in leaching operations. As a result, 2002 annual copper production was reduced by approximately 30,400 tons.

     We operate an open-pit copper mine, concentrator and SX/EW facility near Silver City, New Mexico, and a smelter in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we hold a two-thirds interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owns the remaining one-third interest in Chino. Each partner purchases its proportionate share of Chino’s copper production each month. Beginning in late 1998 and through the first half of 1999, production was curtailed resulting in a reduction of approximately 35,000 tons of annual copper production. In March 2001, the concentrator was temporarily shut down, and in January 2002, the Chino mine and smelter were closed temporarily. Our estimates at the time were that these actions would eliminate approximately 144,400 tons of annual copper production. We anticipated that residual leaching operations at Chino would become uneconomic by mid-year 2002. However, copper recoveries from leach stockpiles have been better than anticipated and leaching operations are now expected to remain economic for several more years, even with the mine curtailed. As a result, 2002 annual copper production was reduced by approximately 97,400 tons.

     Phelps Dodge operates its wholly owned Tyrone open-pit mine and SX/EW plant near Tyrone, New Mexico. Tyrone has been a mine-for-leach operation since 1992. The Tyrone mine is currently operating at less than full capacity due to current unfavorable market conditions.

     In February 1998, we acquired Cobre Mining Company Inc. (Cobre) located in southwestern New Mexico adjacent to our Chino operations. The primary assets of Cobre include an open-pit copper mine, two underground copper mines, two mills, and the surrounding 11,000 acres of land, including mineral rights. In late 1998 and early 1999, all of these operations were indefinitely suspended, reducing copper production by approximately 35,000 tons per year. The entire Cobre operation remains on care-and-maintenance status. In December 2002, the Company recognized an impairment charge to write-down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The impairment assessment used a copper price lower than the prior-year assumption. The copper price used was based on the historical moving average copper price for the past 10 years, which we believe to be indicative of full economic and pricing cycles for copper. The amount of Cobre’s impairment was determined through an assessment of projected discounted cash flows for the remaining ore reserves.

     South American Mines

     We produce electrowon copper cathode at SX/EW operations near Arequipa, Peru; and near Calama, Chile. We produce copper concentrate from open-pit mines and concentrators located near Copiapó, Chile. We also produce copper concentrate from two underground mines and a concentrator located near Copiapó, Chile (currently curtailed).

     Following is a map indicating the approximate location of PDMC’s South American mines:

     We operate the Candelaria mine located near Copiapó in the Atacama Desert of northern Chile. The operation presently consists of an open-pit copper mine, concentrator, port and associated facilities. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary. Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation own the remaining 20 percent interest.

     Phelps Dodge owns a 51 percent partnership interest in Sociedad Contractual Minera El Abra (El Abra), a Chilean contractual mining company. El Abra holds mining concessions over more than 33,000 acres of land near Calama in the copper-rich Second Region of northern Chile. The remaining 49 percent is owned by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). The El Abra operation, which began commercial production in the second half of 1996, consists of a mine-for-leach, open-pit mining operation that uses three stages of crushing prior to leaching, an on/off leach pad, and an SX/EW operation to produce copper cathode. In 2001, El Abra completed a $70 million project (including our partner’s share) to leach uncrushed run-of-mine (ROM) material. The ROM project allows El Abra to maintain tankhouse design capacity. ROM production began in January 2002, with full production from the project achieved in the second half of 2002.

     We own approximately 82 percent of the common stock of Sociedad Minera Cerro Verde S.A.A. (Cerro Verde). Compañia de Minas Buenaventura S.A., a long-established Peruvian mining concern, owns approximately 9 percent and the employees of Cerro Verde and other shareholders own approximately 9 percent. The Cerro Verde operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, Cerro Verde and Santa Rosa, a heap-leach operation and an SX/EW operation to produce copper cathode. The ore is processed through primary, secondary and tertiary crushers and placed on a leach pad after agglomeration.

     Until the fourth quarter of 1998, we produced copper concentrate from two underground mines and a concentrator located near Copiapó, Chile, through our wholly owned Chilean subsidiary, Compañía Contractual Minera Ojos del Salado (Ojos del Salado). We suspended operations indefinitely at Ojos del Salado in October 1998, resulting in a reduction of more than 22,000 tons of annual copper production. The Ojos del Salado operations remain on care-and-maintenance status.

     In 2002, we produced a total of 343,500 tons of cathode copper at our SX/EW facilities in South America, compared with 324,700 tons in 2001 and 296,100 tons in 2000. Our total annual capacity of electrowon copper cathode production currently is 248,000 tons at El Abra and 95,000 tons at Cerro Verde.

     Manufacturing and Sales Segment

     We own and operate a copper smelter in Miami, Arizona, and, through Chino Mines Company, a two-thirds interest in the Chino smelter in Hurley, New Mexico. In January 2002, the Chino smelter was temporarily closed. We smelt virtually all of our share of our U.S. copper concentrate production and, depending on market circumstances and internal production requirements, some concentrate production from Candelaria. In addition, we may purchase concentrate to keep our smelters operating at efficient levels.

     In September 1999, we suspended operations at our Hidalgo smelter in Hidalgo County, New Mexico, due to a general lack of concentrate availability in the United States and depressed copper market fundamentals (this suspension was coincident with the closure of the Metcalf concentrator as previously discussed). As a result of the successful acquisition of Cyprus Amax and the decision to convert Morenci to a mine-for-leach operation, we concluded that Hidalgo would likely not be operated in its historic configuration in the foreseeable future. Accordingly, a pre-tax write-down of the Hidalgo assets of $201.5 million was taken in 1999. However, it was anticipated at the time that Hidalgo may have a future use for sulfuric acid production for the Company’s leach operations. In December 2002, the Company recognized an impairment charge to write-down Hidalgo’s assets by an additional $12.9 million (before and after taxes). As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo probably will not be reconfigured to produce acid as originally anticipated and that the net book value of Hidalgo assets probably would not be recovered. Hidalgo’s power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million (before and after taxes) charge for the estimated remaining costs of its closure obligation at Hidalgo.

     We refine our share of anode copper production from our smelters at our refineries in El Paso, Texas, and Miami, Arizona. During 2002, 2001 and 2000, the El Paso refinery operated significantly below capacity due to the late 1999 third quarter closing of the Hidalgo smelter. The closure of the Hidalgo smelter resulted not only in a curtailment of operations at the El Paso refinery, but also a reduction of approximately 200 refinery jobs. Our Miami refinery has an annual production capacity of about 200,000 tons of copper cathode, and the El Paso refinery has an annual production capacity of about 450,000 tons of copper cathode. The total combined capacity of about 650,000 tons of electrolytic copper per year is sufficient to refine all the anode copper we produce for our account at our operating smelters, as well as anodes from other customers that we refine on a toll basis. As a result of production curtailments announced in the fourth quarter of 2001, the Miami refinery temporarily was closed. Our refineries also produce copper sulfate, nickel sulfate, copper telluride, and autoclaved slimes material containing gold, silver, selenium, platinum and palladium.

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

     Primary Molybdenum Segment

     See United States Mines map on page 3 for the location of our molybdenum mines.

     Phelps Dodge owns the underground Henderson molybdenum mine near Empire, Colorado. The operation consists of an underground block-caving mine where molybdenite ore is mined and transported to a conventional sulfide concentrator. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrate containing up to 58 percent molybdenum. Most of the concentrate is shipped to our Fort Madison roasting and chemical processing facility in Iowa where a number of different high-purity products are made for final sale to customers. A portion of Henderson’s production is further refined and sold to customers as molysulfide. In 1999, Henderson’s mine was modernized (i) to replace a 20-year old underground and surface rail transportation system with a modern conveyor and (ii) to develop a new production level using more efficient high-lift caving methods.

     In May 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its Henderson workforce by approximately 130 workers. In 2002, the previously announced production curtailment remained essentially in place.

     Phelps Dodge also owns the Climax molybdenum mine near Leadville, Colorado. The operation consists of both an underground and open-pit mine, and a 16,000 ton-per-day concentrator. The Climax molybdenum mine had been placed on care-and-maintenance in 1995 by the predecessor owner. At year-end 2002, as well as at the acquisition, we expected to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business. The property occupies more than 14,000 acres.

     Phelps Dodge processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates and molysulfide. The Company operates molybdenum roasters at Green Valley, Arizona; Fort Madison, Iowa; and Rotterdam, The Netherlands.

     The Fort Madison, Iowa, facilities consist of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet chemicals plant and sublimation equipment. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. The Fort Madison facilities produce ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molysulfide.

     The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, a metallurgical packaging facility and a chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in a wet chemical plant.

     We also produce ferromolybdenum and molysulfide at our conversion plant located in Stowmarket, United Kingdom, both for European and worldwide customers. The plant is operated both as an internal and external customer tolling facility.

     Worldwide Copper Production by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production

     The following tables show our worldwide copper production by source for the years 1998 through 2002; aggregate production and sales data for copper,

gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:

•	completion of the run-of-mine leach project at El Abra in 2002;

•	curtailment of Chino operations beginning in the 1998 fourth quarter, followed by temporary shut-down of the concentrator in March 2001 and temporary closure of the mine and smelter in January 2002;

•	temporary closure of the Miami mine and refinery in January 2002;

•	curtailment of mill throughput at Sierrita and Bagdad to approximately one-half capacity in January 2002;

•	conversion of Morenci operations to mine-for-leach during 1999 and 2000, with completion in the 2001 first quarter;

•	partial curtailment of Henderson operations beginning in the 2000 second quarter;

•	acquisition of Cyprus Amax on October 16, 1999 (the primary assets acquired included the Bagdad, Sierrita, Miami, El Abra and Cerro Verde copper mines; the Henderson and Climax molybdenum mines; a copper smelter, refinery and two rod plants; three molybdenum roasting operations and four molybdenum conversion facilities);

•	permanent closure of Morenci’s Metcalf concentrator at the end of 1999;

•	temporary closure of the Hidalgo smelter facilities in September 1999;

•	acquisition of Cobre in February 1998 followed by suspension of underground mining in October 1998 and the remaining facilities in March 1999;

•	suspension of operations at Ojos del Salado in October 1998; and

•	completion of the Southwest solution extraction project at Morenci in the 1998 third quarter.

Phelps Dodge Copper Production Data, by Source (a)
(thousand tons)

	2002	2001	2000	1999	1998

Material mined (b)
Morenci	248,505	281,474	274,871	297,872	288,200
Bagdad	42,912	63,680	69,101	16,233	—
Sierrita	23,066	60,869	75,319	15,875	—
Miami	—	32,702	46,446	13,787	—
Chino	220	59,277	61,519	44,562	117,432
Cobre	—	—	—	4,558	15,763
Tyrone	45,515	73,990	113,937	113,422	108,359
Candelaria	109,211	126,509	128,464	139,886	131,155
Ojos del Salado	—	—	—	—	1,336
Cerro Verde	75,982	68,685	61,400	11,459	—
El Abra	76,831	82,737	67,786	10,029	—

Total material mined	622,242	849,923	898,843	667,683	662,245
Less minority participants’ shares (c):
Morenci	37,276	42,220	41,231	44,681	43,230
Chino	73	19,758	20,506	14,854	39,144
Candelaria	21,842	25,302	25,693	27,977	26,231
El Abra	37,647	40,541	33,215	4,914	—

Net Phelps Dodge share	525,404	722,102	778,198	575,257	553,640

Mill ore processed
Morenci	—	4,301	26,698	38,283	47,108
Bagdad	19,783	31,667	29,846	6,211	—
Sierrita	21,439	38,133	38,319	8,046	—
Chino	—	3,109	13,889	16,056	16,431
Cobre	—	—	—	654	4,291
Candelaria	28,507	27,365	26,165	22,405	24,432
Ojos del Salado	—	—	—	—	1,210

Total mill ore processed	69,729	104,575	134,917	91,655	93,472
Less minority participants’ shares (c):
Morenci	—	645	4,004	5,742	7,066
Chino	—	1,036	4,630	5,352	5,477
Candelaria	5,701	5,473	5,233	4,481	4,886

Net Phelps Dodge share	64,028	97,421	121,050	76,080	76,043

See footnote explanations on page 13.

Phelps Dodge Copper Production Data, by Source (a)
(thousand tons)

	2002	2001	2000	1999	1998

Leach ore placed in stockpiles
Morenci	241,955	258,202	236,696	250,680	232,120
Bagdad	328	696	—	—	—
Sierrita	170	14,347	18,386	4,307	—
Miami	—	10,208	11,032	2,379	—
Chino	198	31,009	12,875	12,400	44,734
Tyrone	34,835	27,513	51,446	55,693	55,086
Cerro Verde	24,096	23,436	17,833	2,642	—
El Abra	71,224	75,875	62,042	8,678	—

Total leach ore placed in stockpiles	372,806	441,286	410,310	336,779	331,940
Less minority participants’ shares (c):
Morenci	36,293	38,729	35,503	37,602	34,817
Chino	66	10,336	4,292	4,133	14,911
El Abra	34,900	37,179	30,401	4,252	—

Net Phelps Dodge share	301,547	355,042	340,114	290,792	282,212

Grade of ore mined - percent copper
Morenci - mill	—	0.78	0.71	0.68	0.68
Morenci - leach	0.28	0.30	0.26	0.26	0.26
Bagdad - mill	0.43	0.43	0.43	0.43	—
Bagdad - leach	0.29	0.28	—	—	—
Sierrita - mill	0.32	0.29	0.29	0.29	—
Sierrita - leach	0.21	0.22	0.20	0.20	—
Miami - leach	—	0.41	0.71	0.52	—
Chino - mill	—	0.79	0.83	0.59	0.68
Chino - leach	0.29	0.48	0.22	0.25	0.18
Cobre - mill	—	—	—	1.00	0.79
Tyrone - leach	0.35	0.29	0.26	0.28	0.26
Candelaria - mill	0.84	0.96	0.93	1.22	1.07
Ojos del Salado - mill	—	—	—	—	1.64
Cerro Verde - leach	0.55	0.53	0.59	0.78	—
El Abra - leach	0.50	0.60	0.56	0.79	—
Average copper grade - mill	0.56	0.54	0.59	0.75	0.80
Average copper grade - leach	0.35	0.38	0.33	0.28	0.25

See footnote explanations on page 13.

Phelps Dodge Copper Production and Sales Data, by Source (a)
(thousand tons)

	2002	2001	2000	1999	1998

Copper Production
Morenci:
Concentrate	—	23.5	132.3	195.2	247.2
Electrowon	412.7	368.1	284.7	284.7	275.8
Bagdad:
Concentrate	68.4	118.1	111.5	22.3	—
Electrowon	15.6	10.5	11.8	2.9	—
Sierrita:
Concentrate	60.0	94.6	95.9	19.7	—
Electrowon	16.2	26.3	26.5	5.8	—
Miami:
Electrowon	10.5	44.1	59.3	13.2	—
Bisbee:
Precipitate	0.1	0.2	0.1	0.1	0.6
Chino:
Concentrate and precipitate	—	18.3	87.0	74.3	85.5
Electrowon	53.8	59.9	48.6	55.8	72.4
Cobre:
Concentrate	—	—	—	6.6	34.2
Tyrone:
Electrowon	69.9	76.4	79.3	80.1	82.6
Candelaria:
Concentrate	219.5	243.2	224.7	250.1	236.9
Ojos del Salado:
Concentrate	—	—	—	—	17.9
Cerro Verde:
Electrowon	95.3	84.9	78.7	16.2	—
El Abra:
Electrowon	248.2	239.8	217.4	52.8	—
Manufacturing and Sales (d)	5.4	3.0	1.2	1.5	(0.4)

Total copper production	1,275.6	1,410.9	1,459.0	1,081.3	1,052.7

Less minority participants’ shares (c):
Morenci	61.9	58.8	62.5	72.0	78.4
Chino	17.9	26.1	45.2	43.3	52.6
Candelaria	43.9	48.6	45.0	50.0	47.4
El Abra	121.7	117.5	106.5	25.9	—
Manufacturing and Sales (d)	1.4	(0.2)	(0.5)	—	0.3

Net Phelps Dodge share	1,028.8	1,160.1	1,200.3	890.1	874.0

Copper sales - net Phelps Dodge share from own mines (e):
Morenci	350.8	333.0	354.4	415.5	445.8
Bagdad	92.3	132.9	123.3	25.2	—
Sierrita	83.8	125.1	122.4	25.6	—
Miami	15.2	46.6	59.2	13.2	—
Bisbee	0.1	0.3	0.1	0.1	0.6
Chino	35.8	52.1	90.4	89.3	105.6
Cobre	—	—	—	6.6	33.8
Tyrone	69.9	76.4	79.2	81.7	82.8
Candelaria	174.6	190.1	181.5	187.4	190.2
Cerro Verde	94.9	84.7	78.8	16.5	—
El Abra	129.6	126.7	109.5	29.3	—
Ojos del Salado	—	—	—	—	18.2
Manufacturing and Sales (d)	4.1	2.9	1.8	1.5	(0.7)

Total copper sales - net Phelps Dodge share from own mines	1,051.1	1,170.8	1,200.6	891.9	876.3

Purchased copper:
Morenci	—	—	—	0.1	0.1
Candelaria	35.8	37.0	5.0	—	3.7
El Abra	56.5	5.8	—	—	—
Manufacturing and Sales (d)	350.7	418.4	490.0	289.6	305.5

Total purchased copper	443.0	461.2	495.0	289.7	309.3

Total sales	1,494.1	1,632.0	1,695.6	1,181.6	1,185.6

See footnote explanations on page 13.

Phelps Dodge Other Metal Production and Sales (a)

	2002	2001	2000	1999	1998

Gold (thousand ounces)
Total production	132	140	151	173	185
Less minority participants’ shares (c)	24	31	33	37	36

Net Phelps Dodge share	108	109	118	136	149

Sales (e)	136	77	120	138	159

Silver (thousand ounces)
Total production	2,582	3,773	4,985	4,284	3,566
Less minority participants’ shares (c)	225	490	657	877	713

Net Phelps Dodge share	2,357	3,283	4,328	3,407	2,853

Sales (e)	3,317	2,504	4,813	3,415	3,251

Molybdenum (thousand pounds)
Primary Molybdenum:
Henderson	20,517	18,603	19,727	1,718	—
By-product	24,448	36,912	31,751	6,585	1,369

Total production	44,965	55,515	51,478	8,303	1,369
Less minority participants’ shares (c):
Chino	—	50	419	241	355

Net Phelps Dodge share	44,965	55,465	51,059	8,062	1,014

Sales - Net Phelps Dodge share from own mines (e)	46,665	55,105	57,988	11,391	1,050
Purchased molybdenum	7,393	1,609	—	26	—

Total sales	54,058	56,714	57,988	11,417	1,050

Sulfuric acid (thousand tons)
Total production from copper smelters (f)	748.6	1,236.7	1,231.8	1,172.1	1,222.1
Less minority participants’ shares (c)	1.6	190.2	186.3	212.5	200.9

Net Phelps Dodge share	747.0	1,046.5	1,045.5	959.6	1,021.2

Sales from copper smelters	14.5	15.9	35.0	625.5	196.1

COMEX copper price per pound (g)	$0.72	0.73	0.84	0.72	0.75
LME copper price per pound (h)	$0.71	0.72	0.82	0.71	0.75
Metals Week - molybdenum dealer oxide mean price per pound (i)	$3.77	2.36	2.56	2.65	3.41

See footnote explanations on page 13.

Phelps Dodge Manufacturing and Sales Production (a)

	2002	2001	2000	1999	1998

Smelters (j)
Total copper (thousand tons)	243.8	463.5	439.8	267.4	405.8
Less minority participants’ shares (c)	0.5	36.7	49.5	57.0	60.1

Net Phelps Dodge share	243.3	426.8	390.3	210.4	345.7

Refineries (k)
Copper (thousand tons)	319.6	502.6	471.2	422.6	429.3
Gold (thousand ounces)	79.0	86.6	52.6	72.9	74.6
Silver (thousand ounces)	1,786.0	3,719.1	3,838.9	3,681.5	2,523.8
Rod (l)
Total copper (thousand tons)	850.6	879.8	1,153.9	805.1	764.4

Footnotes to tables on pages 9 through 13:
(a)	Includes Cyprus Amax production and sales from the time it was acquired on October 16, 1999.

(b)	Includes material mined for leaching operations.

(c)	Interests in mining joint ventures in which we own more than 50 percent are reported using the proportional consolidation method. Cerro Verde, in which we own 82 percent of its common stock, is reported using the full consolidation method.

(d)	Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.

(e)	Excludes sales of purchased copper, molybdenum, silver and gold.

(f)	Sulfuric acid production results from smelter air quality control operations; sales do not include internal usage.

(g)	New York Commodity Exchange annual average spot price per pound — cathodes.

(h)	London Metal Exchange annual average spot price per pound — cathodes.

(i)	Annual molybdenum dealer oxide average mean price per pound — as quoted in Platts Metals Week.

(j)	Includes production from purchased concentrates and copper smelted for others on a toll basis.

(k)	Includes production from purchased material and copper refined for others on a toll basis.

(l)	Includes rod, wire, oxygen-free billets/cakes, scrap and other shapes.

     Other Mining Segment

     This segment includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

     Exploration

     Our exploration group’s primary objectives are to increase PDMC’s reserve base through discoveries and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Exploration is focused on finding large-scale copper, and copper and gold deposits in the four principal copper-producing regions of the world: southwest USA/Mexico, South American Cordillera, Central Africa, and Australia, as well as in other highly prospective areas. This group operates in over 12 countries and maintains offices in Australia, Brazil, Canada, Chile, India, Indonesia, Mexico, Peru, the Philippines and the United States.

     In 2002, Phelps Dodge expended $20.0 million on worldwide exploration, compared with $36.8 million in 2001 and $39.7 million in 2000. Approximately 33 percent of the 2002 expenditures occurred in the United States with 24 percent being spent at our U.S. mines. This compares with 14 percent in 2001 (13 percent at U.S. mine sites) and 23 percent in 2000 (17 percent at U.S. mine sites). The balance of our exploration expenditures was spent principally in Australasia, Brazil, Chile, Mexico, Canada, Peru and Central Africa, including 7 percent at our South American mine sites.

     During 2002, exploration efforts continued at our existing copper operations. Work commenced on an underground decline at Candelaria to provide exploration drilling access in 2003 to a high-grade underground zone of mineralization at depth adjacent to the Candelaria open pit. Drilling programs at Tyrone continued to further define two oxide copper deposits situated very near the surface. At our Morenci mine, the first phase drilling of five district targets intersected promising mineralized intercepts.

     Environmental permitting continues at our Safford project in eastern Arizona to enable development of the Dos Pobres and San Juan deposits. The two deposits contain an estimated total of 533 million tons of leachable reserves with an ore grade of 0.37 percent copper.

     In August 2002, Phelps Dodge announced it had replaced BHP Billiton as option holder under an existing agreement among BHP Billiton, Tenke Mining Corp. and others to acquire a controlling interest and operatorship in the Tenke Fungurume copper/cobalt project in the Democratic Republic of the Congo.

     In December 2001, we recorded a charge of $3.9 million to write-off the net book value of the Piedras Verdes project in Sonora, Mexico, as it no longer met our development criteria. In March 2002, Phelps Dodge reached an agreement with Frontera Copper Corporation to sell its interest in the Piedras Verdes project in Mexico. The agreement gave Phelps Dodge $0.5 million in cash plus other consideration, which are subject to a number of conditions, not to exceed $16 million.

     In October 2001, Phelps Dodge sold its 50 percent interest in Mineração Serra do Sossego to Companhia Vale do Rio Doce (CVRD) for $42.5 million in cash. Sossego is a copper-gold deposit in the Carajas region of Brazil.

     Work on our Ambatovy nickel/cobalt deposit in central Madagascar remains on hold pending resolution of certain regulatory and permitting issues, and evaluation of strategic options. A feasibility study previously estimated mineralized material of 210 million tons at an estimated grade of 1.1 percent nickel and 0.1 percent cobalt.

     Process Technology

     The objectives of PDMC’s process technology center (PTC) in Safford, Arizona, are to enhance and strengthen Phelps Dodge’s competitive position in the world copper market. PTC was established in 1996 to provide metallurgical process development capabilities, process optimization services, metallurgical testing and advanced material characterization services to meet the needs of PDMC and its operations. PTC is ISO-9001 certified. The activities at PTC are directed at continuous improvement of existing processes and the development of new cost-competitive technologies, and are an integral part of our Quest for Zero program. PTC employs approximately 72 engineers, scientists and technical support staff. The facilities include:

•	a large-diameter column leach facility for testing run-of-mine material, which is capable of processing up to approximately 600 tons of ore annually;

•	a continuous SX/EW test facility capable of producing 1.5 tons of cathode copper per day;

•	a small-diameter column leach facility with a capacity of 250 individual tests per year for crushed material;

•	a metallurgical laboratory for the development of biological leaching processes and enhancements and other biological applications; and

•	a state-of-the-art material characterization laboratory with advanced mineralogy, analytical chemistry and metallography capabilities.

     The principal areas of activity include hydrometallurgy, mineral processing (grinding and flotation), material characterization and technical information services. Some of the most important projects and milestones in 2002 were:

•	The design and construction of a new concentrate pressure leaching demonstration plant at the Bagdad mine. The facility is the first of its kind in the world to use high-temperature pressure leaching to process chalcopyrite concentrates. The technology is proprietary and is covered under a Technology Development Agreement between Phelps Dodge and Placer Dome Inc. The plant is being constructed at a cost of approximately $40 million and is designed to produce 35 million pounds of copper cathode from concentrate annually. Copper recovery is expected to be 98 percent compared with 96 to 97 percent by conventional smelting and refining. The plant will be used to prove this new technology, and related technology, for possible application at other PDMC properties in the future. The plant is scheduled to start production in the second quarter of 2003.

•	The successful completion of continuous pilot plant testing of a new medium-temperature pressure leaching process for copper concentrate treatment at the Hazen Research facility in Golden, Colorado. This process is designed to minimize acid production and has potential application for the processing of concentrates where sulfuric acid cannot be beneficially used in stockpile or heap leaching operations.

•	The development of a direct electrowinning technology for use in conjunction with the pressure leaching technology described above.

•	The continued advancement of proprietary technology for heap and stockpile leaching of low-grade chalcopyrite ores.

•	The investigation of alternative technologies to reduce the cost of copper electrowinning.

•	The investigation of alternative sulfuric acid production techniques.

•	The successful installation and commissioning of a second QemSCAN scanning electron microscope in the second quarter of 2002.

     Total expenditures for PTC in 2002 were approximately $13 million, compared with $11 million in 2001 and $9 million in 2000. PDMC intends to advance all of these research and development projects aggressively in 2003.

     Other

     Additionally, this segment includes our Tohono copper operation in south central Arizona, which includes an SX/EW facility capable of producing copper cathode. The facility is located on lands leased from the Tohono O’odham Nation. Although mining of ore ceased in July 1997, production of copper continued from existing leach stockpiles until February 1999 when the facility was placed on care-and-maintenance status. The property has mineralized material for which, at higher copper prices, various alternatives could be considered.

     Other Mining Investments

     We own a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V., with a 54.2 percent interest, and Cerro Trading Company, Inc., with a 14.2 percent interest. A total of 17.6 percent interest is publicly held. SPCC’s results are not included in our earnings because we account for our investment in SPCC on the cost basis. Based on the composition of SPCC’s Board of Directors, Grupo Mexico has majority control and the two principal minority shareholders cannot override Grupo Mexico’s decisions. During 2002, we received dividend payments of $4.0 million from SPCC, compared with $4.0 million in 2001 and $3.8 million in 2000.

     In May 1997, we acquired an indirect 40 percent voting interest, representing a 26.67 percent economic interest, in a Peruvian zinc mining company, Compañía San Ignacio de Morococha S.A. (SIMSA) and its San Vicente mine. SIMSA’s other shareholder with voting shares was the Jesus Arias family. We accounted for our investment in SIMSA on the equity basis. During the fourth quarter of 2001, the investment was written down by $9.1 million due to the impact of low zinc prices on the operation’s ability to generate cash flows to cover operational and debt costs and our belief that we could not recover our investment. In November 2002, we sold our interest in SIMSA to the Arias family for $0.2 million.

     In March 2000, we sold Cyprus Australia Coal Company, a wholly owned subsidiary that we acquired as part of the Cyprus transaction, to a subsidiary of Glencore International for $150 million in cash.

Ore Reserves

     Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their constituent values. Estimates of our ore reserves are based upon engineering evaluations of assay values derived from sampling of drill holes and other openings. In our opinion, the sites for such samplings are spaced sufficiently close and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserve estimates include assessments of the resource, mine, and metallurgical models as well as consideration of economic, marketing, legal, environmental, social and governmental factors.

     Phelps Dodge uses several additional factors to determine mine design limits that it believes maximize the value of future cash flows including time-valued concepts to recognize, for example, any elapsed time between mining of overburden and the mining of ore. Our mine designs recognize capital and other expenditures required to extract the ore reserves over the life of the mine. Cutoff grade strategies are implemented to maximize time-valued cash flows. Phelps Dodge believes that its ore reserve calculation methodology is prudent and consistent with appropriate industry standards.

     Proven and probable ore reserves at December 31, 2002, and 2001 for each of our operating, curtailed and development properties are summarized as follows:

	Total Reserves Estimated at December 31, 2002 (1)

				Leachable Reserves

	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Phelps
								Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Operating and Curtailed Operations
Morenci (2)	181.5	0.47	—	587.7	0.57	2,303.0	0.19	85.0
Bagdad	873.6	0.36	0.02	—	—	17.2	0.29	100.0
Sierrita	1,040.9	0.27	0.03	—	—	26.7	0.19	100.0
Miami (3)	—	—	—	—	—	126.9	0.37	100.0
Chino (3) (4)	187.0	0.62	0.02	—	—	263.8	0.42	66.7
Cobre (3) (4)	57.6	0.55	—	—	—	77.8	0.26	100.0
Tyrone (4)	—	—	—	—	—	224.5	0.32	100.0
Candelaria (5)	387.0	0.70	—	—	—	—	—	80.0
Ojos del Salado (3) (5)	18.7	1.32	—	—	—	—	—	100.0
Cerro Verde	—	—	—	198.8	0.66	133.5	0.30	82.0
El Abra	—	—	—	309.3	0.54	281.2	0.27	51.0
Primary Molybdenum:
Climax (3)	145.2	—	0.23	—	—	—	—	100.0
Henderson	170.7	—	0.21	—	—	—	—	100.0

Undeveloped Reserves - require substantial capital investments to bring into production
Cerro Verde	464.0	0.61	0.02	—	—	—	—	82.0
Other Mining:
Ajo (6)	—	—	—	—	—	—	—	100.0
Safford (7)	—	—	—	447.2	0.40	86.1	0.20	100.0

(1)	Total reserves estimated (i) are 100% basis, (ii) include only in-situ tonnages, and (iii) do not include stockpiled ores.

(2)	Morenci ore reserves increased from 2001 primarily as a result of additional drilling, completion of the resource model and development of an economic mine plan for the Fairbanks area.

(3)	Chino, Cobre, Climax, Miami and Ojos del Salado properties are on care-and-maintenance status with no mining taking place.

(4)	Chino, Cobre and Tyrone reserves were reduced from 2001 primarily as a result of new mine plans and new economic parameters.

(5)	The Candelaria and Ojos del Salado deposits also contain, respectively, 0.006 ounces and 0.008 ounces of gold per ton. Candelaria reserves increased from 2001 primarily due to additional drilling and remodeling.

(6)	Material previously characterized as ore reserves at the Ajo development property were reclassified as mineralized material in 2002 as a result of an updated mine plan and economic assessment.

(7)	The Safford property is in the permitting process. Safford ore reserves were reduced from 2001 due to a new mine plan and new economic parameters.

	Total Reserves Estimated at December 31, 2002 (1)

				Leachable Reserves

	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Phelps
								Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Operating and Curtailed Operations
Morenci	128.7	0.41	—	468.8	0.60	2,853.0	0.22	85.0
Bagdad	884.9	0.36	0.02	—	—	17.7	0.29	100.0
Sierrita	1,052.1	0.27	0.03	—	—	62.5	0.19	100.0
Miami	—	—	—	—	—	117.6	0.38	100.0
Chino	303.6	0.59	—	—	—	448.8	0.30	66.7
Cobre	132.4	0.73	—	—	—	—	—	100.0
Tyrone	—	—	—	—	—	434.3	0.29	100.0
Candelaria	375.7	0.83	—	—	—	—	—	80.0
Ojos del Salado	18.7	1.32	—	—	—	—	—	100.0
Cerro Verde	—	—	—	207.2	0.66	123.3	0.28	82.0
El Abra	—	—	—	353.0	0.55	383.8	0.30	51.0
Primary Molybdenum:
Climax	145.2	—	0.23	—	—	—	—	100.0
Henderson	175.9	—	0.21	—	—	—	—	100.0

Undeveloped Reserves - require substantial capital investments to bring into production
Cobre	—	—	—	—	—	98.0	0.35	100.0
Cerro Verde	464.0	0.61	0.02	—	—	—	—	82.0
Other Mining:
Ajo (2)	150.0	0.56	—	—	—	—	—	100.0
Safford (2)	—	—	—	474.7	0.39	151.6	0.16	100.0

(1)	Total reserves estimated (i) are 100% basis, (ii) include only in-situ tonnages, and (iii) do not include stockpiled ores.

(2)	The Ajo and Safford properties were at various stages in the permitting process. The current mine plan for Safford is based on an open-pit leach operation. Prior to 2001, material previously characterized as underground ore reserves at Safford has, therefore, been reclassified as mineralized material.

Average Drill-Hole Spacing at Ore Reserve Properties

     The following table sets forth the average drill-hole spacing for proven and probable ore reserves by process types:

	As of December 31, 2002

	Proven		Probable
	(average spacing feet)		(average spacing feet)

Property	Mill	Leach	Mill	Leach

Morenci	283	283	400	400
Bagdad	190	81	441	323
Sierrita	224	141	339	243
Miami	N/A	200	N/A	300
Chino	141	200	200	283
Cobre	150	200	200	300
Tyrone	N/A	283	N/A	283
Candelaria	115	N/A	230	N/A
Ojos del Salado	82	N/A	164	N/A
Cerro Verde	196	121	444	303
El Abra	N/A	197	N/A	328
Climax	200	N/A	200	N/A
Henderson	65	N/A	290	N/A
Safford	N/A	200	N/A	400

     Metallurgical Recovery

     The following table sets forth the average expected metallurgical recovery by process type:

	Copper		Molybdenum

	Mill % (a)	Leach % (b)	Mill % (c)

Morenci	80.2	58.4	N/A
Bagdad	85.8	44.4	67.3
Sierrita	84.1	53.0	78.9
Miami	N/A	64.7	N/A
Chino	77.9	53.1	16.9
Cobre	85.5	56.4	N/A
Tyrone	N/A	64.2	N/A
Candelaria	92.0	N/A	N/A
Ojos del Salado	88.3	N/A	N/A
Cerro Verde	84.8	71.5	59.4
El Abra	N/A	65.9	N/A
Climax	N/A	N/A	86.8
Henderson	N/A	N/A	85.8
Safford	N/A	70.0	N/A

(a)	Mill recoveries include expected mill and smelter recoveries and an allowance for concentrate transportation losses.

(b)	Leach recoveries are the expected total recoveries over multiple leach cycles.

(c)	Molybdenum recoveries include mill recoveries and roaster deductions.

Mill and Leach Stockpiles

     Stockpiled copper-bearing material that has been removed from the mine, and for which we have reasonable certainty of processing is summarized below:

(in million tons)

	2002				2001

		Contained				Contained
	Stockpile	Copper	Recovery	Recoverable	Stockpile	Copper	Recovery	Recoverable
	Material	(%)	(%)	Copper	Material	(%)	(%)	Copper

Mill stockpiles:
100% basis	45	0.46	91.9	0.2	43	0.45	92.2	0.2
Phelps Dodge share				0.2				0.1
Leach stockpiles:
100% basis	7,745	0.16	11.7	1.4	6,857	0.17	8.3	0.9
Phelps Dodge share				1.2				0.8

Note: We did not have stockpiled molybdenum-bearing material that had been removed from the mine at December 31, 2001 and 2002.

     The determination of copper contained in mill and leach stockpiles by physical count is impracticable. We employ reasonable estimation methods to determine such amounts.

Mill Stockpiles

     Mill stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper by milling, concentrating, smelting and refining. The quantity of material delivered to the stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in the material delivered to the mill stockpiles.

     Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are reduced as material is removed and fed to the mill.

Leach Stockpiles

     Leach stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper through a leaching process. Leach stockpiles are exposed to acidic solutions that dissolve contained copper and deliver the copper in solution to the extraction processing facilities. The quantity of material is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in material delivered to the leach stockpiles.

     Expected copper recovery rates are determined using small-scale laboratory tests, medium-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type.

     Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take several years.

     The estimated recoverable copper contained in stockpiles at each mine follows:

(in million tons)

	December 31,

	2002	2001

Mill stockpiles:
Candelaria	0.2	0.2

Leach stockpiles:
Morenci	0.4	0.4
Bagdad	0.1	—
Sierrita	0.1	—
Miami	0.1	0.1
Chino	0.4	0.2
Tyrone	0.1	0.1
Cerro Verde	0.1	—
El Abra	0.1	0.1

	1.4	0.9

Total	1.6	1.1
Phelps Dodge share	1.4	0.9

Note: The mill stockpiles are expected to be processed late in the Candelaria mine’s life as milling capacity is available. The leach stockpiles are expected to be processed over the lives of the respective mines. We began capitalization of costs for mill and leach stockpiles when we had reasonable certainty that the material would be processed. The capitalized costs are evaluated periodically to ensure carrying amounts are stated at the lower of cost or market. (Refer to Notes 1 and 7 to the Consolidated Financial Statements for additional financial information regarding mill and leach stockpiles.)

     Our estimated share of aggregate copper and molybdenum ore reserves as of December 31 was as follows:

	2002	2001	2000	1999	1998

Milling reserves (billion tons)	3.4	3.6	4.3	4.2	1.6
Leaching reserves (billion tons)	4.3	5.2	3.8	4.1	3.2
Commercially recoverable copper (million of tons):
Ore reserves	19.6	22.1	23.1	23.7	13.7
Stockpiles and in-process inventories	1.4	0.9	1.0	0.7	0.8

Total	21.0	23.0	24.1	24.4	14.5
Commercially recoverable molybdenum (billion of pounds)	2.1	2.1	2.2	2.2	—

     Ore reserves reported by Southern Peru Copper Corporation (SPCC) (in which we hold a 14.0 percent interest) as of December 31, 2002, for its Peruvian properties were approximately 2 billion tons of millable reserves at a grade of 0.68 percent copper and approximately 2 billion tons of leachable reserves at an average grade of 0.20 percent copper. These in-pit reserves are the combined totals for both the Cuajone and Toquepala properties. SPCC is controlled by its majority shareholder, Grupo Mexico. We have relied on SPCC’s public filings and have not conducted an independent review of its ore reserves.

Copper and Molybdenum Prices

     The volatility of copper and molybdenum prices is reflected in the following table, which gives the high, low and average COMEX price of high-grade copper and the Platts Metals Week mean price of molybdenum oxide for each of the last 15 years:

Cents per pound of Copper				Dollars per pound of Molybdenum Oxide
COMEX				Platts Metals Week

Year	High	Low	Average	High	Low	Average

1988	165	87	115	4.40	2.98	3.47
1989	160	99	125	3.89	2.44	3.40
1990	138	96	119	3.30	2.52	2.85
1991	120	96	105	2.78	2.08	2.38
1992	116	93	103	2.44	1.82	2.21
1993	107	72	85	2.80	1.82	2.32
1994	140	78	107	17.00	2.68	4.51
1995	146	121	135	17.50	3.90	8.08
1996	131	86	106	5.50	2.90	3.79
1997	123	76	104	4.90	3.52	4.31
1998	86	64	75	4.60	2.00	3.41
1999	85	61	72	2.90	2.48	2.65
2000	93	74	84	2.98	2.15	2.56
2001	87	60	73	2.65	2.15	2.36
2002	78	65	72	8.30	2.40	3.77

     Phelps Dodge’s reported ore reserves are economic at a three-year historical average COMEX copper price of 76 cents per pound and a three-year historical average molybdenum price of $2.89 per pound (Metals Week Mean Dealer Oxide).

     Phelps Dodge develops its business plans using a time horizon that is reflective of the historical, moving average for the full price cycle. We currently use a long-term average COMEX price of 90 cents per pound of copper and an average molybdenum price of $3.40 per pound (Metals Week Mean Dealer Oxide), along with near-term price forecasts reflective of the current price environment to develop mine plans and production schedules.

     The per pound COMEX copper price over the past 10 years, 15 years and 20 years averaged 91 cents, 99 cents and 91 cents, respectively. The per pound Metals Week Mean Dealer Oxide molybdenum price over the same periods averaged $3.78, $3.47 and $3.44, respectively.

Mineralized Material

     We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would likely be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 2002:

		Milling Material		Leaching Material			Phelps
							Dodge
		Millions	%	Millions	%	%	Interest
Property/Deposit	Location	of Tons	Copper	of Tons	Copper	Nickel	(%)

Ambatovy (1)	Madagascar	—	—	210	—	1.10	100.0
Ajo (2)	Arizona	205	0.50	—	—	—	100.0
Candelaria Norte (3)	Chile	12	2.15	—	—	—	80.0
Cochise/Bisbee	Arizona	—	—	276	0.47	—	100.0
El Abra	Chile	650	0.53	100	0.31	—	51.0
Lone Star (Safford)	Arizona	—	—	1,600	0.38	—	100.0
Lumwana	Zambia	220	0.83	—	—	—	50.0
Morenci	Arizona	—	—	567	0.25	—	85.0
Niagara (Tyrone)	New Mexico	—	—	500	0.29	—	100.0
Safford	Arizona	330	0.65	—	—	—	100.0
Sanchez (Safford)	Arizona	—	—	230	0.29	—	100.0
Tohono	Arizona	276	0.70	404	0.63	—	100.0

Note:	Mineralized material has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as an ore reserve until legal and economic feasibility is concluded based upon a comprehensive evaluation of implied unit costs, grade, recoveries and other material factors.

(1)	Ambatovy deposit also contains 0.10 percent cobalt.

(2)	Material previously characterized as ore reserves at the Ajo development property was reclassified as mineralized material in 2002 as a result of an updated mine plan and economic assessment.

(3)	Candelaria Norte is a potential underground mine that would utilize the existing process facilities and infrastructure. The stated tonnage also contains 0.015 ounces of gold per ton.

Sales and Competition

     U.S. Mining Operations

     The majority of our copper, produced or purchased, at our U.S. operations is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 70 percent of PDMC’s U.S. sales in 2002, 65 percent in 2001 and 79 percent in 2000. The remainder of our U.S. copper sales are primarily in the form of copper cathode or copper concentrate. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Our rod also is used by our Wire and Cable segment. We generally sell our copper rod and cathode produced at our U.S. operations at a premium over New York Commodity Exchange (COMEX) prices.

     South American Mines

     The production from our South American Mines is sold as copper concentrate or as copper cathode. Our Candelaria mine sells its production in the form of copper concentrates primarily to copper smelters located in Japan and the rest of Asia under long-term, multi-year contracts or on a spot basis through merchants. In addition, a portion of Candelaria’s production is shipped to North America for further processing at our U.S. operations. El Abra produces copper cathodes that are sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers or to merchants. Cerro Verde produces copper cathode; the majority of which are shipped to our U.S. rod mills for processing. The remainder of Cerro Verde’s production is sold under annual contracts to South American customers or to merchants on a spot basis. The copper cathode sold by our international operations generally is sold at a premium over London Metal Exchange (LME) prices. We also sell copper concentrate based on COMEX or LME prices.

     Worldwide Copper Mining Operations

     From time to time, we engage in hedging programs designed to enable us to realize current average prices for metal delivered or committed to be delivered. We also have entered into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of expected future mine production.

     Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It also is used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

     When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers including at least two other U.S. primary producers as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and in some cases, a lack of strict regulatory requirements. We believe our ongoing programs to contain costs, improve productivity and employ new technologies will significantly narrow these cost advantages and place us in a more competitive position with respect to a number of our international competitors.

     Other materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Our principal methods of competing include pricing, product properties, product quality, customer service and dependability of supply.

     Primary Molybdenum Segment

     Molybdic oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as catalysts for petroleum refining, lubricants and feedstock for pure molybdenum metal used in electronics. A substantial portion of Phelps Dodge’s expected 2003 molybdenum production is committed for sale throughout the world pursuant to annual and/or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

     The molybdenum market is generally characterized by cyclical and volatile prices, little product differentiation and strong competition. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. China exports quantities of molybdenum that represent a significant portion of world consumption. China also imports quantities of molybdenum but usually, we believe, in quantities significantly less than it exports. Because of their size, China’s net exports can significantly affect the balance of supply and demand, and pricing, in the world molybdenum market. Our estimates place China’s molybdenum net exports at approximately 20 to 25 percent of global consumption.

Prices, Supply and Consumption

     Worldwide Copper Mining Operations

     Copper is an internationally traded commodity, and its prices are effectively determined by the two major metals exchanges – COMEX and LME. The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange rates.

     Copper is a critical component of the world’s infrastructure. The demand for copper ultimately reflects the rate of underlying world economic growth, particularly the growth in industrial production, construction and durable goods. Copper’s end-use markets reflect its fundamental role in the world economy. Estimated percentages of copper consumption by end-use markets comprise (i) construction – 40 percent, (ii) electrical applications – 25 percent, (iii) industrial machinery – 15 percent, (iv) transportation – 10 percent, and (v) consumer products – 10 percent. Since 1990, refined copper consumption grew by an estimated compound rate of 2.8 percent to 15 million tons according to published data by the World Bureau of Metals Statistics (WBMS) and PD’s estimate for 2002. This rate of increase was slightly higher than the growth of world industrial production, which grew at an estimated compound annual rate of 2.3 percent over the same period. Asian copper consumption, led by China, was particularly strong, increasing by 5.9 percent per year from 1990 through 2002. Asia now represents approximately 43 percent of world refined copper consumption compared with 25 percent for Europe and 25 percent for the Americas. The strong demand for copper in Asia has been driven by the increasing standard of living in this region as well as production of value added products for export to the developed world.

     From 1990 through 2002, refined copper production has grown at an average annual rate of 2.9 percent according to WBMS (based on published data through 2001) and PD’s estimate for 2002. This growth was encouraged by a number of factors. First, limited investment in new mine production in the latter half of the 1980s coupled with growing demand for copper during that period resulted in market deficits and declining copper inventories that in turn encouraged new investment. Second, an improved investment climate in Latin America, particularly Chile, encouraged investment in this region. In 2002, Latin America represented 44 percent of world mine production, a significant increase from 25 percent in 1990. Third, SX/EW technology made some previously uneconomic resources viable investments.

     Copper demand and price tend to follow economic cycles and, therefore, copper price has historically experienced significant fluctuations. Considering the period from 1990 to 2002, the LME price of copper averaged 95 cents per pound, and ranged from a high annual average price of $1.33 per pound in 1995 to a low annual average price of 71 cents per pound in 2002. The COMEX price of copper averaged 95 cents per pound from 1990 through 2002, but has ranged from a high annual average price of $1.35 per pound in 1995 to a low annual average price of 72 cents per pound in 2002.

     In 2002, the average COMEX copper price of 72 cents per pound was 1 cent less than the 2001 average price. Continued low prices resulted from weak global economic conditions and a resulting modest surplus of production over consumption. More than 175,000 metric tons of excess metal in the market was delivered into LME and COMEX warehouses, bringing the combined inventories to historically high levels of more than 1.2 million metric tons. Demand for copper remained sluggish in 2002 increasing a modest 1.8 percent from 2001 levels as copper consumption in many regions, particularly the United States, Europe and Japan, remained weak as the result of depressed global economic conditions. Expectations of improvement in global manufacturing diminished as technology, telecommunications and electronics sectors stagnated. Chinese copper demand, however, continued to outpace the rest of the world as government infrastructure projects, an expanding industrial complex and increasing domestic prosperity led to the third year of double digit growth in copper consumption.

     World refined copper production declined 1.7 percent in 2002 from 2001 due to a number of announced production curtailments. Beginning in October 2001, world copper producers, including Phelps Dodge, independently announced a series of production curtailments with a combined total of approximately 580,000 metric tons of copper. The cutbacks served to curb production of copper in concentrates and corresponding global primary refined production. As a result, the copper market moved back into balance during the second half of 2002, as evidenced by modest declines in reported LME and COMEX warehouse stocks. The tightened supply chain, however, was not enough to prevent a 150,000 metric ton surplus for the year.

     In 2001, the COMEX copper price averaged 73 cents per pound, 11 cents less than the 2000 average price. The decrease in price was the result of a surplus market as modest growth in refined production outpaced weak global demand for metal. The market imbalance resulted in approximately 627,000 metric tons of excess copper being delivered into western world exchange inventories, increasing warehouse stocks to more than 1 million metric tons. The signifi-

cant rise in inventory caused the price to fall below the 70-cent level where it remained for nearly all of the second half of 2001. Weakness in the U.S. and Japanese economies reduced world demand for copper, particularly in the electronics and technology sectors where metal off-take had been expanding. Output from manufacturing industries in the large copper consuming regions of the world were slowed by the economic downturn, especially those heavily dependent on export markets in the United States, Europe and Japan. The lone bright spot in the copper market was China whose economy continued to expand supported by increases in consumer demand, government-funded infrastructure projects, and its acceptance into the World Trade Organization.

     The COMEX copper price averaged 84 cents per pound for the year 2000, a 12-cent improvement over the previous year. The increase in price was triggered by deficit market conditions created by robust demand for the metal coupled with lower world copper production growth following the closure of nearly 780,000 metric tons of capacity during 1998 and 1999. After having added nearly 480,000 metric tons during the previous two years, combined Western exchange inventories topped 930,000 metric tons in early March 2000. During the remainder of the year, LME and COMEX inventories declined by approximately 515,000 metric tons to end the year at 415,000 metric tons, a decline of 52 percent from the beginning of the year.

     Primary Molybdenum Segment

     Molybdenum demand depends heavily on worldwide steel industry consumption and to a lesser extent on chemical applications. During 2002, demand in the United States held steady compared with 2001; however, demand in Europe and Japan declined slightly compared with 2001. Overall global demand decreased slightly in 2002 compared with 2001. We estimate consumption declined approximately 1 percent in 2002. Our estimates for worldwide production indicate an approximate 4 percent decline in 2002 compared with 2001. The decline in 2002 was primarily due to production curtailments at several large copper mines that produce molybdenum as a by-product. Overall, primary molybdenum mines appear to have maintained production cuts, which took place in prior years. The additional production curtailments in 2002 and relatively flat global consumption levels placed the overall molybdenum market in slight deficit for 2002. The molybdenum business and prices improved during the year from 2001 levels as a result of the tight supply market.

     Molybdenum prices experienced a steady rise during the first five months of 2002. In the month of June, molybdenum prices spiked hitting a Metals Week dealer oxide weekly average high of $7.90 per pound and a monthly Metals Week dealer oxide mean price of $6.93 per pound. Molybdenum prices moved downwards in the following months ending at $3.26 per pound for the month of December. Metals Week dealer oxide mean prices averaged $3.77 per pound in 2002 compared with $2.36 per pound in 2001. The production curtailments and tightness of supply caused molybdenum prices to improve from their previous low levels. Phelps Dodge received an average realized price of $4.57 per pound in 2002, compared with $3.64 per pound in 2001, reflecting a broad mix of upgraded molybdenum products as well as technical grade molybdic oxide.

Costs

     Worldwide Copper Mining Operations

     “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., LME average spot) for a given period versus PDMC’s operating income (loss) for the same period.

     There is no established common standard for calculating unit production costs in the copper industry. PDMC’s implied unit production costs indicator (which is based on readily accessible, publicly disclosed data) acts as a proxy to enable investors to follow and interpret cost trends over historical periods.

     PDMC calculates its “all-in operating margin per pound of copper sold” by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account. This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion and amortization; selling and general administrative expense; and exploration and research expense for the segment’s operations) that is compared with the market price of copper to render an implied cost of copper production.

     In 2002, the full and cash implied unit cost of copper production each decreased 7 cents per pound compared with 2001. In 2002, approximately 3 cents of the cost improvement was due to lower energy costs, and the remainder was primarily due to operational improvements associated with the Company’s Quest for Zero program.

     In 2001, the full and cash implied unit cost of copper production increased 4 and 2 cents per pound, respectively, compared with 2000, primarily due to slightly higher energy costs (approximately 1 cent). The remainder of the increase in the full implied unit cost was primarily due to depreciation expense.

     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During the first quarter of 2001 and much of 2000, our Arizona and New Mexico operations were affected adversely by significantly higher costs for all three.

     In response, the Company implemented a power cost stabilization plan in March 2001 that consisted of an additional negotiated firm power contract; the construction of a power co-generation plant in New Mexico; short-term, alternating production curtailments at the Company’s Tyrone, Sierrita, Bagdad and Henderson operations; and a partial production curtailment at Chino.

     Additionally, to mitigate the Company’s exposure to increases in diesel fuel and natural gas prices, we implemented several price protection programs in late 2000 and early 2001 designed to protect the Company against a significant upward movement in energy prices. The Company’s diesel fuel price protection program consisted of a combination of purchasing out-of-the-money (OTM) diesel fuel call options and fixed-price diesel fuel swaps for our North American operations. The OTM call options give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.” OTM call options are options with a “strike price” above the prevailing market price for that commodity when purchased.

     The OTM diesel fuel call options mitigated a portion of our exposure to volatile markets by capping the cost of the commodity if prices were to rise above the strike price. If the price of diesel fuel is lower than the strike price, the Company has the flexibility to purchase diesel fuel at prices lower than the strike price and the options expire with no value. The swaps allow us to establish a fixed price for a specific commodity product for delivery during a specific future period.

     Our natural gas price protection program consisted of purchasing OTM call options or OTM collars for our North American operations. OTM call options capped the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices were lower than the strike price. The purchase of collars (the simultaneous purchase of an OTM call option and the sale of an OTM put option) allows us to establish both a price ceiling and a price floor for natural gas costs.

     As a result of the above-mentioned plans and programs, in 2002 and 2001 Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices.

Environmental and Other Regulatory Matters

     U.S. Mining Operations

     Significant Federal Environmental Programs

     Our operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws in the jurisdictions where we operate. We pursue environmental performance at all of our operations with the same diligence that we pursue financial, health and safety performance. We are committed to pollution prevention and responsible environmental stewardship worldwide.

     Environmental regulatory programs create potential liability for our domestic operations, which may result in requirements to perform environmental investigations or corrective actions under federal and state laws, in addition to federal and state Superfund requirements (refer to the discussion of Superfund requirements in OTHER ENVIRONMENTAL MATTERS). Major environmental programs and developments of particular interest are summarized in the paragraphs that follow.

     Most air emissions from our domestic operations are subject to regulation under the federal Clean Air Act (CAA) and related state laws. These laws impose permitting, performance standards, emission limits, and monitoring and reporting requirements on sources of regulated air pollutants.

     Several of our domestic operations have obtained, or are in the process of obtaining, major source operating permits under Title V of the CAA and related state laws. Facilities with smelters, rod mills, molybdenum roasters and power plants are the primary examples of our operations that are subject to this program. These permits typically do not impose new substantive requirements, but rather incorporate in one permit all existing requirements. However, they can increase compliance costs by imposing new monitoring requirements, such as more frequent emission testing, to demonstrate compliance with existing requirements. The process of developing these comprehensive permits also can bring to light new or previously unknown agency interpretations of existing regulations, which also may increase compliance costs.

     At least one of our smelters will be subject to one or more Maximum Achievable Control Technology (MACT) standards under the CAA. These standards do not have immediate compliance dates; instead they allow two or three years after promulgation to provide the opportunity to come into compliance or to reduce emissions to avoid regulation before the compliance date. For example, the copper smelter MACT standard was issued in 2002, and the compliance date for that standard is June 2005. Other potentially applicable MACT standards are still in development. Therefore, we still are in the process of determining applicability and compliance strategies.

     Most discarded materials from our domestic operations are subject to regulation as solid waste under the federal Resource Conservation and Recovery Act (RCRA) and related state laws. These laws impose design, operating, closure and post-closure care requirements on facilities used to store, treat or dispose of solid waste.

     Mineral extraction (mining) and beneficiation (the concentration of economic minerals) occurs at our mining operations. The solid wastes uniquely associated with these activities are exempt from hazardous waste regulation. Mineral processing (the alteration of a mineral from one mineralogic state to another) occurs at our smelter, refinery and molybdenum roasting operations. Except for a list of 20 exempt processing wastes (three of which include wastes from copper mineral processing operations), all mineral processing wastes generated at our domestic mining operations are subject to hazardous waste regulation if they exhibit a hazardous waste characteristic or if the U.S. Environmental Protection Agency (EPA) specifically designates them as a listed hazardous waste. In 1998, EPA finalized its supplemental Land Disposal Restriction Phase IV (LDR) rules that imposed regulation on hazardous mineral processing wastes that are stored before they are recycled or disposed. This final LDR rule also subjects mineral processing wastes that exhibit a hazardous waste characteristic to stringent treatment standards if the materials are disposed on land. A portion of the LDR rule was judicially vacated on appeal. While EPA’s final LDR rule likely will require us to continue to make expenditures to manage hazardous mineral processing wastes, it is not possible to determine the full impact on us of the new LDR requirements until the requirements are fully adopted and implemented.

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

     The federal National Pollutant Discharge Elimination System (NPDES) program requires a permit for the point source discharge of pollutants to surface waters that qualify as waters of the United States. Although most states have received authorization to implement this program in lieu of EPA, New Mexico has not received such authorization and therefore the NPDES permit program in New Mexico continues to be implemented primarily by EPA. On December 5, 2002, Arizona obtained authorization to implement the NPDES permit program in the state. Colorado has maintained authorization of the NPDES program for several years. The NPDES permit program also regulates the discharge of storm water runoff from active and inactive mines and construction activities. EPA and authorized states have issued general permits that cover discharges from active and inactive mines. We likely will continue to have to make expenditures to comply with the NPDES permit program, especially as the program continues to expand as applied to storm water discharges.

     Significant Arizona Environmental and Reclamation Programs

     The Arizona Department of Environmental Quality (ADEQ) has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. The APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP also may require mitigation and discharge reduction or elimination of some discharges. Existing facilities operating under the APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing pile in Clarkdale, Arizona. We have also conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Ajo, Copper Queen and United Verde branches. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.

     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include postclosure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the costs required under the APP, including closure costs.

     Portions of the Company’s Arizona mining operations that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. Financial assurance must be provided under AMLRA covering the estimated cost of performing the reclamation plan.

     Under both APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the estimated closure and post-closure cost and reclamation cost estimates. If this test is not met, the permittee must provide an alternative form of financial assurance that meets the requirements of the applicable regulations or that is approved by ADEQ or the State Mine Inspector, as applicable. The Company’s Arizona operations have met the applicable financial assurance requirements by supplying a demonstration of the Company’s investment-grade bond rating.

     At December 31, 2002 and 2001, we had accrued closure costs of approximately $43 million and $38 million, respectively, for our Arizona operations. The amount of financial assurance currently provided under both regulatory programs is approximately $115 million. If the Company’s bond rating falls below investment-grade, the Arizona mining operations would be required to supply financial assurance in another form.

     Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, leases lands on the Tohono O’odham Indian Nation (the Nation). The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations, and ancillary facilities. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Preliminary studies indicate that closure and reclamation requirements, excluding the potential Superfund environmental response costs discussed in “OTHER ENVIRONMENTAL MATTERS,” are estimated to cost $5.0 million.

     The Nation, along with several federal agencies, have notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In 2001, Cyprus Tohono conducted additional groundwater investigations at the site. Analytical results from samples taken from newly installed groundwater monitoring wells show contaminants above primary or secondary drinking water standards. A neighboring Native American village’s water supply has been contaminated with sulfate. Cyprus Tohono is providing an alternative supply to the village and has installed two new water wells for the village. A pipeline to connect the two new water wells to the village water system was completed in 2003. The cost of the new wells was $175,000; the cost to complete the pipeline to the village was approximately $175,000.

     The Company’s historic United Verde Mine has obtained an APP for closure of a tailing pond located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing pond has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing pond has been partially completed, but the remaining work has not been completed pending the issuance of a stormwater discharge permit under the Clean Water Act for construction of a related development project. Construction of improvements under the proposed APP for the mine are expected to begin following issuance of the APP, and implementation of the plan under the proposed APP may be used to partially address the claims asserted by EPA and the Department of Justice as described in Item 3 of the Legal Proceedings section. A voluntary remediation project also is under way under supervision of ADEQ at the nearby historic Iron King mine to treat potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under storm water discharge permits. At the United Verde Mine, APP costs are estimated to be

$13.6 million; at the Clarkdale tailing, APP costs are estimated to be $12.2 million; and at the Iron King Mine, voluntary remediation costs are estimated to be $2.2 million. These amounts, totaling $28.0 million, are included in environmental reserves.

     Significant New Mexico Environmental and Reclamation Programs

     Mining and smelting operations with leaching, tailing ponds, surface impoundments and other discharging facilities in New Mexico are subject to regulation under the New Mexico Water Quality Act and Water Quality Control Commission (WQCC) Regulations. The Chino, Cobre and Tyrone mines and the Hidalgo smelter each have obtained multiple discharge permits for their operations, which specify operational, monitoring and notification requirements. These permits are issued for five-year terms and require renewal following the end of each permit term. The WQCC Regulations authorize the New Mexico Environment Department (NMED), which administers the discharge permit program, to require the submission of closure plans showing how applicable discharge permit requirements will be met following closure. Under certain circumstances, NMED also may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

     Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also expects to appeal. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

     Chino, Cobre and Tyrone also are subject to permit requirements under NMMA, which was passed in 1993. Following adoption of the New Mexico Mining Act Rules (NMMAR) in 1994, Chino, Cobre and Tyrone received initial permits as existing mining operations under NMMAR in 1997. These permits require revisions to incorporate approved closeout plans, which consist of plans for reclamation of the mining operations to achieve a self-sustaining ecosystem or an approved post-mining land use following cessation of operations at a mine. Existing mining operations may seek a waiver of these reclamation standards for open pits and waste units based upon a demonstration that achieving these standards is technically or economically infeasible or environmentally unsound, as long as measures will be taken to meet air and water quality standards following closure.

     NMMAR originally required approval of a closeout plan for an existing mining operation by December 31, 1999, based upon an extension granted by the Director of the Mining and Minerals Division (MMD). NMMAR subsequently was amended to extend the deadline for closeout plan approval until December 31, 2001, and later to October 1, 2002. NMMAR contains a requirement that NMED must provide MMD with a determination that a closeout plan meets applicable environmental standards, including air and water quality standards, before MMD can approve the closeout plan. NMED’s policy is to issue this determination after it has issued closure permits for the facility that submits the closeout plan. In early 2001, Chino, Cobre and Tyrone submitted comprehensive “closure/closeout plans” (CCPs) to both NMED and MMD intended to address the requirements of both the WQCC Regulations and NMMAR. Approval of the CCPs under NMMAR would require the granting of waivers by MMD as authorized under NMMAR. The CCPs were the subject of the public hearings before NMED for Chino and Tyrone, as discussed above.

     As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. As discussed in Item 3 of the Legal Proceedings section, MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions.

Based on NMED’s permit actions, closeout plan approval for Chino is now due by September 24, 2003, and the closeout plan approval date for Tyrone should be about April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

     NMMAR contains specific requirements regarding financial assurance that must be provided to MMD to assure that sufficient funds would be available to MMD to carry out the closeout plan in the event of a default by the permittee. NMED also may require financial assurance under the WQCC Regulations. The financial assurance requirements are based upon the net present value of estimated costs to carry out the requirements of the closure permit and the approved closeout plan, assuming the state would hire a third-party contractor to conduct the work. Actual reclamation costs may differ significantly from the costs estimated under the permits due to advances in technology and reclamation techniques and opportunities to prepare each site for more efficient reclamation through careful development of the site over time. Consequently, the estimated costs under the permits are higher than the cost the Company would be expected to incur if the Company performed the work.

     The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $391 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period. This cost estimate will be adjusted to include the cost of technical studies required under the permit conditions after a cost estimate for those costs has been approved by NMED. The Company’s two-thirds share of NMED’s $391 million estimate is approximately $261 million and our joint venture partner’s cost share is approximately $130 million. We estimate total costs to achieve the closure standards required by NMED to be approximately $261 million. The Company’s cost estimate to achieve the New Mexico closure standards is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $174 million and our joint venture partner’s cost share is approximately $87 million. At December 31, 2002 and 2001, we had accrued approximately $8 million and $5 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

     NMED estimated the cost to carry out the requirements of its proposed closure permit for Tyrone at approximately $440 million, without discounting or escalation, under NMED’s proposal at the May 2002 hearing; Tyrone estimated the cost of its proposal at approximately $328 million, without discounting or escalation over a 100-year operating period. NMED has not yet supplied its proposed cost estimate for Cobre. The proposed terms of the closure permits would require additional studies over the five-year term of the permits to refine the closure plan. The plan requirements and cost estimates may increase or decrease based upon the results of the studies and other factors, including changes in technology, completion of some closure and reclamation work, and inflation.

     Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At December 31, 2002 and 2001, we had accrued closure costs of approximately $27 million and $8 million, respectively, at Tyrone and approximately $2 million at Cobre.

     Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by the hearing officer, the financial assurance amount for Chino could be approximately $189 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

     NMMAR requires that financial assurance for a closeout plan be approved and put in place before

MMD can approve the closeout plan. Currently, under “interim” financial assurance required under the terms of their NMED closure permits, Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance, respectively, which is held by NMED. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates and may involve material cost depending on the form of financial assurance provided. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

     In December 1994, Chino Mines Company entered into an Administrative Order on Consent (AOC) with NMED. This AOC requires Chino to perform a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. While some remediation is expected to be required, no feasibility studies have yet been completed, and NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost is $14.1 million (two-thirds share basis). In addition to work under the AOC, Chino is continuing ongoing projects to place interim caps on inactive tailing ponds to control blowing dust at an estimated cost of $2.5 million (two-thirds share basis) and to excavate and remove copper-bearing sediments from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost for Lake One is $4.3 million (two-thirds share basis). The Company’s aggregate reserve for its share of liability under the Chino AOC and for the interim work on the tailing ponds and Lake One is $20.9 million.

     At Tyrone, an interim dust control cap has been placed on a historic tailing pile. Tyrone is considering implementing additional measures to address the ponding of storm water that accumulates seasonally on inactive tailing ponds and to reduce financial assurance requirements. Tyrone currently is neutralizing the ponded water. Tyrone continues to operate groundwater corrective action systems under the terms of its NMED discharge permits. The current amount reserved for these items at Tyrone is $17.5 million.

     The discharge permit issued by NMED for the Hidalgo smelter contains corrective action requirements for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. The evaporation pond has been closed by construction of a soil cap approved by NMED. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. NMED could require future enhancement of the system based upon the results of the ongoing study.

     Primary Molybdenum Segment

     Significant Colorado Reclamation Program

     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, for Climax and Henderson, respectively. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. At December 31, 2002 and 2001, we had accrued closure costs of approximately $19 million and $18 million, respectively, for our Colorado operations.

     Other Mining

     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $2.7 million.

     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly over the past year, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from our principal surety bond provider for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impractical. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

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

     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $21 million in 2003 and approximately $19 million in 2004; approximately $13 million was spent on such programs in 2002. We also anticipate making significant capital and other expenditures beyond 2004 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material. (Refer to the discussion of OTHER ENVIRONMENTAL MATTERS.)

     We do not expect that additional capital and operating costs associated with achieving compliance with the many environmental, health and safety laws and regulations will have a material adverse affect on our competitive position relative to other U.S. copper producers. These domestic copper producers are subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect us in our efforts to compete globally with those foreign producers not subject to such stringent requirements.

Ownership of Property

     U.S. Mining Operations

     In the United States, most of the land occupied by our copper mines, concentrators, SX/EW facilities, smelters, refineries, rod mills, and molybdenum roasters or processing facilities generally is owned by, or is located on unpatented mining claims owned by, the Company. Certain portions of our Henderson, Miami, Bagdad, Sierrita, Tyrone, Chino and Cobre operations are located on government-owned land and are operated under a Mine Plan of Operations. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse facility is located. The current lease agreement expires in the year 2003 and future alternatives, including extension of the lease, are being considered. Cyprus Tohono Corporation holds leases for land, water and business purposes on land owned by the Tohono O’odham Indian Nation for its operation that is presently on care-and-maintenance status. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

     South American Mining

     At the Candelaria, Ojos del Salado, El Abra and Cerro Verde operations in South America, mine properties and facilities are controlled through mining concessions under the general mining laws of the relevant country. The concessions are owned or controlled by the operating companies in which the Company or its subsidiaries have an ownership interest.

PHELPS DODGE INDUSTRIES

     PDI is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The two segments are Specialty Chemicals and Wire and Cable. In December 2000, we announced our intention to explore strategic alternatives, including restructuring, selective asset sales, commercial arrangements (including joint ventures) and mergers, for PDI. In May 2001, we terminated the sales process, noting that the then current economic environment was not delivering transactions that offered appropriate value to our shareholders.

Specialty Chemicals Segment

     Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian), our Specialty Chemicals segment headquartered in Marietta, Georgia, is an international producer and marketer of carbon blacks. At Columbian Chemicals, we produce a full range of rubber and industrial carbon blacks in 12 plants worldwide (although our El Dorado, Arkansas, plant is temporarily closed), with approximately 35 percent of our production in North America and the remaining 65 percent at facilities in Europe, Asia and South America. Our rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products such as belts and hoses. Our industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. We also maintain sales offices in 11 countries and make use of distributors worldwide.

     Extensive research and development is performed at our technology centers located at Marietta, Georgia, and Avonmouth, United Kingdom. These technology centers are responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at these technology centers are supported by development work at Columbian’s plants worldwide.

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

     In the first quarter of 2000, we acquired an additional 18 percent ownership in Columbian Carbon Japan, a sales and distribution company serving the Japanese market, bringing our total ownership interest to 68 percent.

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

     In November 1999, our manufacturing facility in Bataan, the Philippines, was permanently closed as it did not have the economies of scale to compete profitably with imports from larger regional producers.

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

     Including Columbian Chemicals, there are a total of five major carbon black producers in the United States, three in Canada, three in western Europe and three in South America. There also are many producers in Asia. The carbon black industry is highly competitive, particularly in the rubber black market.

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

     Ownership of Property

     Columbian Chemicals owns all property other than the leased land at its Sevalco, Hannover and Korean facilities. This leased land is not material to our overall operations.

Wire and Cable Segment

     The Wire and Cable segment, headquartered in Phoenix, Arizona, consists of three worldwide product line businesses comprising magnet wire, energy and telecommunications cables, and specialty conductors.

     Magnet wire, the insulated conductor used in most electrical motors, is manufactured in the United States at plants in Fort Wayne, Indiana, and El Paso, Texas. We also manufacture magnet wire at wholly owned subsidiaries in Mureck, Austria, and Monterrey, Mexico. As part of a manufacturing rationalization program aimed at significant cost reductions, our Laurinburg, North Carolina, plant was temporarily closed in 2002 and our Hopkinsville, Kentucky, plant was closed in 2000 and its value was written down by $3.3 million in the second quarter of 2001. The productive assets of our Hopkinsville, Kentucky, plant were moved to other facilities in the United States and Mexico. In 2000, a special, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. Those conditions led to a determination that we should assess the recoverability of our Austrian wire and cable asset values. In addition, we permanently ceased the relatively small production of magnet wire at our company in Venezuela in 1999.

     Phelps Dodge International manufactures energy and telecommunication cables for international markets and manufactures products in factories located in 10 countries. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities (a fourth facility was closed in 1999), and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in seven countries – Brazil, Chile, Costa Rica, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong and Thailand, accounted for on the equity basis, and in companies located in Greece and India, accounted for on the cost basis.

     In December 1997, we acquired a 60 percent interest in the Brazilian copper and aluminum wire and cable manufacturing business (the Business) of Alcoa Aluminio, S.A. (Aluminio) for $72 million. At that time, the fair value of the Business was $120 million. As part of the purchase agreement, Aluminio was given an optional exit mechanism to sell to the Company all, but not less than all, of its remaining shares in the Business. The agreement stipulated that Aluminio could exercise its option between December 31, 2000, and January 1, 2006. Under the terms of the agreement, the exit price would be the greater of (a) the sum of (i) the aggregate amount of paid in cash by Aluminio to subscribe to capital increases, plus (ii) $48 million, or (b) the value of shareholders’ equity represented by Aluminio’s shares. In January 2001, Aluminio gave the Company notice of its intent to exercise the option. As a result of other commitments by Aluminio under the purchase agreement, the exit price was renegotiated and the transaction to acquire Aluminio’s remaining 40 percent interest in the Business closed in March 2001 for $44.8 million. Given the option price at the time of the transaction was equal to fair value, the value of the put option was deminimus.

     During the second quarter of 2000, we ceased production at two wire and cable plants in Venezuela due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a special, pre-tax loss of $26.1 million. We also ceased production at our majority-owned telephone cable operation in El Salvador in the fourth quarter of 2000 due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a special, pre-tax loss of $5.5 million. A charge of $7.2 million to miscellaneous income and expense was recognized to reflect the impairment of our 40 percent equity interest in a wire and cable operation in the Philippines. The impairment was based upon an analysis of future cash flows of the operation, continuing economic uncertainty in the Philippines and the erosion of our strategic and operating influence.

     During 1999, we converted a small manufacturing facility in Ecuador to a distribution center. Also in 1999, we opened a distribution center in Colombia. In all, we operate distribution centers in nine countries in addition to the United States – Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Ecuador, Belgium and South Africa. At the end of 1999, we recognized impairments of our equity basis investment in China as well as an impairment of our telecommunications business in the Philippines.

     We manufacture and market highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches in the aerospace, automotive, biomedical, computer and consumer electronics markets. Those products are manufactured in plants located in Inman, South Carolina; Trenton, Georgia; and Elizabeth, New Jersey. As part of the manufacturing rationalization program initiated in 1999, leased plants in Fairfield and Montville, New Jersey, were closed in 2000, and the West Caldwell, New Jersey, plant was temporarily closed in 2002. Their productive capacities were transferred to the remaining facilities.

     On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes are expected to reduce our costs and align our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other High Performance Conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also performed an event-driven impairment test on the goodwill at our wire and cable plants through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan includes the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million, of which $0.7 million and $1.9 million was paid in the 2002 third and fourth quarters, respectively) and pension and other postretirement obligations ($2.8 million).

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

     Raw Materials and Energy Supplies

     The principal raw materials used by our magnet wire manufacturing operations are copper, aluminum and various chemicals and resins used in the manufacture of electrical insulating materials. Most of the copper purchased for our magnet wire operations is from our PDMC division.

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

Environmental Matters

     Federal and state environmental laws and regulations affect many aspects of our domestic industrial operations. We estimate that capital expenditures for programs to comply with applicable environmental laws and regulations within our PDI division will total approximately $8 million in 2003 and approximately $11 million in 2004; approximately $3 million was spent on such programs in 2002. We anticipate making significant capital and other expenditures after 2003 for continued compliance with environmental laws and regulations.

     It is expected that most, and perhaps all, of our domestic carbon black plants and magnet wire plants are or will become subject to one or more MACT standards under the federal CAA. These standards do not have immediate compliance dates; instead they allow two or three years after promulgation to provide the opportunity to come into compliance or to reduce emissions to avoid regulation before the compliance date. For example, the carbon black MACT standard was issued in 2002, and the compliance date for the carbon black MACT standard is July 2005. Other potentially applicable MACT standards are still in development. We are in the process of determining applicability and compliance strategies.

     The European Union (EU) has commenced work on the development of Best Available Technology (BAT) for the carbon black industry. The current BAT Reference Document (BREF Note) proposes to control sulfur dioxide emissions by limiting the annual sulfur content in feedstocks to 0.5 percent. This limit, if adopted, could negatively impact the carbon black industry, including Columbian. Columbian, through the carbon black industry trade association, is actively involved in this process. It is expected that it will be approximately two years before any final action will be taken.

     Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be material. (Refer to the discussion of OTHER ENVIRONMENTAL MATTERS.)

LABOR MATTERS

     Employees at PDMC’s Arizona operations, El Paso refinery and rod mill, Tyrone, Hidalgo smelter, the Norwich and Chicago rod mills, the Henderson mine in Colorado, the Fort Madison, Iowa, molybdenum processing facility, and some employees at Chino are not represented by any unions.

     Our El Abra mine in Chile had labor agreements that expired on October 30, 2001. Two new three-year agreements, covering approximately 593 employees, were ratified with effective dates of November 1, 2001, through October 31, 2004. Candelaria has two labor agreements, covering approximately 700 employees, which expired in March 2003. On March 31, 2003, the 556 employees represented by the Candelaria union elected to go on strike. A labor agreement was reached earlier with the remaining non-union hourly employees. The mine will remain in production as negotiations continue with the Candelaria union. Cerro Verde has a three-year labor agreement, covering approximately 295 employees, that expires December 31, 2003. Our Chino mine in Hurley, New Mexico, has an agreement covering approximately 447 employees that expired on November 18, 2002; negotiations are still ongoing in regard to this agreement. Our molybdenum operations in Stowmarket and Rotterdam have agreements covering approximately 38 and 50 employees, respectively, that expire (or expired) on May 31 and March 31, 2003.

     In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. Our specialty chemicals plant in Trecate, Italy, has an agreement covering 89 employees that expires on December 31, 2003, and an agreement covering seven employees that expired on December 31, 2001; negotiations are still ongoing in regard to this agreement. Our specialty chemicals plant in Hamilton, Ontario, Canada, had an agreement that expired on September 30, 2002. In March 2003, a new four-year agreement was reached covering 65 employees. The plant remained fully operational and staffed by salaried and contract employees during the work stoppage enacted in November 2002. Our specialty chemicals facilities in Cubatao and Sao Paulo, Brazil, have agreements covering 211 and 26 employees, respectively, that expire on October 31, 2003. Our specialty chemicals plant in Bristol, United Kingdom, has an agreement covering 107 employees that expires on May 8, 2003; negotiations are expected to begin in April 2003. Our specialty chemicals plant in Hannover, Germany, has an agreement covering 74 employees that expires on July 31, 2003. Our spe-

cialty chemicals plant in Yosu, South Korea, has a wage agreement covering 49 employees that expired March 31, 2003; negotiations are expected to begin during the 2003 second quarter. Our specialty chemicals plant in Santander, Spain, has an agreement covering 48 employees that expired on December 31, 2002; negotiations are expected to begin during the 2003 second quarter. Our specialty chemicals plant in Marshall, West Virginia, has two agreements covering 60 employees that expire in June 2003. Our specialty chemicals North Bend plant in Franklin, Louisiana, had an agreement that expired on February 28, 2003. In February 2003, a new three-year agreement was reached covering 113 employees.

     Our wire plant in Elizabeth, New Jersey, has an agreement covering 45 employees that expired on July 31, 2000; negotiations are still ongoing in regard to this agreement. Our wire plant in West Caldwell, New Jersey, has an agreement covering 88 employees that expires in September 2003; this facility was temporarily closed in December 2002. Our plant in Zambia has an agreement covering approximately 98 employees that expires in July 2003. Our magnet wire plant in Monterrey, Mexico, has an agreement covering approximately 143 employees that expired in March 2003; negotiations began in April 2003. Our magnet wire plant in Fort Wayne, Indiana, has an agreement covering approximately 210 employees that expires in May 2005. Our magnet wire plant in Austria has an agreement covering approximately 70 employees that expires in October 2003. Our wire and cable facilities in Brazil have agreements covering approximately 279 and 30 employees that expire in September and November 2003, respectively. Our wire and cable facilities in Venezuela have agreements covering approximately 80 and 78 employees that expire in March 2004 and December 2005, respectively. Our wire and cable plant in Chile has an agreement covering approximately 184 employees that expires in May 2007.

RESEARCH AND DEVELOPMENT

     We conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. We also conduct research and development programs related to our carbon products through Columbian Chemicals, and our wire insulating processes and materials and conductor materials and processes through our Wire and Cable segment. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $26.0 million in 2002, compared with $27.1 million in 2001 and $24.7 million in 2000.

OTHER ENVIRONMENTAL MATTERS

     Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions.

     Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $305.9 million and $311.2 million were recorded as of December 31, 2002 and 2001, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the consolidated balance sheet and amounted to $261.7 million and $264.3 million at December 31, 2002 and 2001, respectively.

     The sites for which we have received a liability claim, a notice of potential liability or an information request that currently are considered to be the most significant are the Pinal Creek site near Miami, Arizona; the Laurel Hill site at Maspeth, New York; the former American Zinc and Chemical site in Langeloth, Pennsylvania; and the Cyprus Tohono site near Casa Grande, Arizona.

     Pinal Creek Site

     The Pinal Creek site was listed under the ADEQ Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with the National Contingency Plan prepared by EPA under CERCLA.

     Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The case is expected to be assigned a trial date in 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

     In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for early 2004.

     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

     Phelps Dodge Miami, Inc.’s share of the planned remediation work has a cost range for reasonable expected outcomes estimated to be from $117 million to $219 million, and, as no point within that range is more likely than any other, the lower end of the range has been reserved as required by generally accepted accounting principles. Approximately $117 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2002.

     Laurel Hill Site

     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with the New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site.

     The Company’s final feasibility study, which was submitted to NYSDEC in May 2002, recommended that the Laurel Hill site be remediated by removing certain “hot spots” of contaminated soils, capping most of the surface of the site, installing and operating a groundwater extraction, containment and treatment system, long-term groundwater monitoring, and implementing institutional controls concerning future land uses. In June 2002, NYSDEC issued a Proposed Remedial Action Plan (PRAP) adopting Phelps Dodge’s remedial recommendation. NYSDEC has held public meetings concerning its PRAP and issued a final remedial decision in January 2003 in the form of a Record of Decision. Phelps Dodge expects to commence implementation of the remedy sometime during the second or third quarter of 2003. While the Laurel Hill site is under a contract for sale for $34 million, and the contract vendee has assumed the obligation of capping the site at a cost of about $5 million, implementing the remainder of the remedy is expected to cost the Company as much as $16 million. The Company has reserved the entire estimated cost of $21 million.

     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company expects to commence the remedial investigation in mid to late 2003. It cannot be determined what, if any, remedial action will be required by NYSDEC concerning the Newtown and Maspeth Creek sediments until the remedial investigation and feasibility studies are complete.

     American Zinc and Chemical Site

     In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the former American Zinc and Chemical (AZC) site in Langeloth, Pennsylvania. For PADEP, the AZC site consists of a former zinc smelter facility operated until 1947 by the former American Zinc and Chemical Company and a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, a Cyprus Amax subsidiary. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

     In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate environ-

mental conditions at the AZC site, which predominates at and about the former zinc smelter facility. Preliminary evaluations of the nature and extent of environmental conditions at and about the zinc smelter facility indicate that remediation of the AZC site may range in cost from $18 million to $52 million. While the Company has reserved $20 million for possible remediation work at the AZC site, which represents the most likely point within the range of estimates, Cyprus Amax has indicated to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion of non-liability.

     Cyprus Tohono Site

     Cyprus Tohono holds three leases for lands on the Tohono O’odham Indian Nation. The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations, and ancillary facilities.

     EPA has started a Preliminary Assessment and Site Investigation of Cyprus Tohono to evaluate the need to conduct remedial actions under CERCLA. We are unable to project the remedial action measures, if any, that may be required as a result of these investigations; however, based upon our best estimate of remedial actions that Cyprus Tohono may undertake, the Company reserved $11 million for Cyprus Tohono for the CERCLA matter.

     Other

     In 2002, the Company recognized charges of $14.0 million for environmental remediation primarily for the Laurel Hill site ($13.5 million) and the remainder at closed sites, none of which increased or decreased individually more than $2 million.

     At December 31, 2002, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek, Laurel Hill, AZC and Cyprus Tohono was estimated to be from $119 million to $219 million of which $137 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2002 and 2001, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $34.3 million and $61.8 million, net of fees and expenses, respectively.

     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2002, the cost range for reasonably possible outcomes for all such sites was estimated to be from $4 million to $37 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

     Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, refer to PDMC - Environmental and Other Regulatory Matters and PDI - Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2003 and 2004, and the expenditures in 2002, are separate from the reserves and estimates described above.

     The Environmental, Health and Safety Committee of the Board of Directors comprises five non-employee directors. The Committee met two times in 2002 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the Board of Directors and to management.

Item 3. Legal Proceedings

     I.     We are a member of several trade associations that, from time to time, initiate legal proceedings challenging administrative regulations or court decisions that the membership considers to be improper and potentially adverse to their business interests. These legal proceedings are conducted in the name of the trade associations, and the members of the trade association are not parties, named or otherwise.

     II.     Arizona water regulations, water rights adjudications and other related water cases.

A. General Background

Arizona surface water law is based on the doctrine of prior appropriation (first in time, first in right). Surface water rights in Arizona are usufructuary rights, and as such the water right holder is granted only the right to use public waters for a statutorily defined beneficial use, at a designated location. Groundwater in Arizona is governed by the doctrine of reasonable use. Arizona has initiated two water rights adjudications in order to quantify and prioritize all of the surface water rights and water right claims to two of the state’s river systems and sources. Groundwater is not subject to the adjudication; however, wells may be adjudicated to the extent that they are found to produce or impact appropriable surface water. The two adjudication cases that could potentially impact Phelps Dodge’s surface water rights and claims (including some wells) are entitled “In Re The General Adjudication of All Rights to Use Water in the Little Colorado Water System and Source, Superior Court Case No. 6417 (Superior Court of Arizona, Apache County; petition filed on or about February 17, 1978),” and “In Re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Superior Court, Case Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila); W-4 (San Pedro); Consolidated (Superior Court of Arizona, Maricopa County; petition filed on February 17, 1978).” The major parties in addition to Phelps Dodge in the Gila River Adjudication are: Gila Valley Irrigation District, the San Carlos Irrigation and Drainage District, the state of Arizona, the San Carlos Apache Tribe, the Gila River Indian Community, and the United States on behalf of those Tribes, on its own behalf and on the behalf of the White Mountain Apache Tribe, Ft. McDowell Mohave-Apache Indian Community, Salt River Pima-Maricopa Indian Community and the Payson Community of Yavapai Apache Indians. The major parties in addition to Phelps Dodge in the Little Colorado Adjudication are: the state of Arizona, the Salt River Project, Arizona Public Service Company, the Navajo Nation, the Hopi Indian Tribe, the San Juan Southern Paiute Tribe and the United States on behalf of those Indian Tribes, on its own behalf and on behalf of the White Mountain Apache Tribe.

Phelps Dodge has four active operations in the state of Arizona: Morenci, Miami, Sierrita and Bagdad. Each operation requires water for mining and all related support facilities. With the exception of Bagdad, each operation is located in a watershed within an ongoing surface water adjudication. Each operation has sufficient water claims to cover its operational demands. In many instances, the water supply may come from a variety of possible sources. The potential impact of the surface water adjudications on each active operation is discussed below.

B. Operations

Morenci

The Morenci operation is located in eastern Arizona. Morenci water is supplied by a combination of sources, including decreed surface water rights in the San Francisco River, Chase Creek and Eagle Creek drainages, groundwater from the Upper Eagle Creek wellfield, and Central Arizona Project (CAP) water leased from the San Carlos Apache Tribe and delivered to Morenci via exchange through the Black River Pump Station. Phelps Dodge has filed Statements of Claimants in the adjudication for each of its water sources for Morenci except the CAP water.

Phelps Dodge’s decreed water rights are subject to the Gila River Adjudication and potentially could be impacted. Although the purpose of the adjudication is to determine only surface water rights, wells such as those in the Eagle Creek wellfield may be subject to the Gila River Adjudication, but only to the extent those wells may be determined to capture or impact appropriable surface water. The CAP water provided via exchange is not subject to any state adjudication process. The CAP lease became effective as of January 1, 1999, and has a 50-year term.

Miami

The Miami operation obtains water from a number of sources in the Salt River watershed. Statements of Claimants have been filed in connection with these water sources, each of which is subject to the adjudication and could be potentially impacted. Miami currently holds a CAP subcontract, although CAP water is not currently used at the operation. CAP water is not subject to adjudication; however, an exchange agreement will need to be negotiated in order to deliver this water to Miami.

Sierrita

The Sierrita operation is located in the Santa Cruz River watershed. The water for the operation is groundwater. The wells that supply the water may be subject to the Gila River Adjudication only to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed Statements of Claimants in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water. In 1980, the Arizona legislature enacted the Arizona Groundwater Code. The Code established Active Management Areas (AMA’s) in several groundwater basins, including the Santa Cruz Groundwater Basin. The groundwater at this operation is subject to regulation under the Tucson AMA.

Bagdad

The Bagdad operation is located in the Bill Williams River watershed. The water supply includes claims to both surface water and groundwater. There is not an active adjudication proceeding in this watershed; however, the legal precedent set in the active adjudications regarding the determination of whether water pumped from wells is treated as surface water or groundwater may impact the use of water from some wells.

C. Other Arizona Mining Properties

The potential impact of the ongoing adjudication on other mining properties is discussed below.

Safford

Water for the planned future operation at Safford may come from a combination of sources. Wells that supply groundwater may be used and those wells will be subject to the adjudication only to the extent that such wells are determined to be pumping or impacting appropriable surface water. CAP water may also be considered for use at the operation some time in the future. CAP water is not subject to adjudication; however, an exchange agreement will need to be negotiated in order to deliver the water. The implementation of such an exchange will require approval of the Globe Equity Court as well as environmental reviews and related agency approvals.

Ajo

The potential water supply for Ajo is groundwater. The wells that supply the water may be subject to the Gila River Adjudication to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed a Statement of Claimant in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water.

Bisbee

The potential water supply for Bisbee is groundwater. The wells that supply the water may be subject to the Gila River Adjudication to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed a Statement of Claimant in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water.

D. Water Settlements

1. Gila River Indian Community Water Settlement

On May 4, 1998, Phelps Dodge executed a settlement agreement with the Gila River Indian Community (the Community) that resolves the issues between Phelps Dodge and the Community pertinent to the Gila River Adjudication. Since that time, comprehensive settlement negotiations with users all along the Gila River have been initiated. Phelps Dodge’s settlement with the Community is now included in the comprehensive settlement. This settlement is subject to the approval of the Secretary of the Interior and the passage of federal legislation.

2. San Carlos Apache Tribe

In 1997, issues of dispute arose between Phelps Dodge and the San Carlos Apache Tribe (the Tribe) regarding Phelps Dodge’s use and occupancy of the Black River Pump Station, which delivers water to the Morenci operation. In May 1997, Phelps Dodge reached an agreement with the Tribe, and subsequently federal legislation (Pub. L. No. 105-18, 5003, 111 stat. 158, 181-87) was adopted. The legislation prescribes arrangements intended to ensure a future supply of water for the Morenci mining complex in exchange for certain payments by Phelps Dodge. The legislation does not address any potential claims by the Tribe relating to Phelps Dodge’s historical occupancy and operation of Phelps Dodge facilities on the Tribe’s Reservation, but does require that any such claims be brought, if at all, exclusively in federal district court. As of this writing, no such claims have been filed.

The 1997 legislation required that the Company and the Tribe enter a lease for the delivery of CAP water through the Black River Pump Station to Morenci on or before December 31, 1998. In the event a lease was not signed, the legislation expressly provided that the legislation would become the lease. On January 24, 2002, a lease between the San Carlos Apache Tribe, Phelps Dodge and the United States was executed (effective as of January 1, 1999) in accordance with that legislation. On the same date, and in accordance with the legislation, an Exchange Agreement between the San Carlos Apache Tribe, the United States and the Salt River Project Water User’s Association was executed and subsequently approved by Phelps Dodge. Since that date, CAP water has been delivered to Morenci. Phelps Dodge has not reached a settlement with the Tribe on general water issues and Phelps Dodge water claims within the Gila River Adjudication are still subject to litigation with the Tribe and other parties.

3. Salt River Pima-Maricopa Indian Community

The Salt River Pima-Maricopa Indian Community, Salt River Valley Water Users’ Association, the principal Salt River Valley Cities, the state of Arizona and others have negotiated a settlement among themselves for the Verde and Salt River system. The settlement has been approved by Congress, the President and the Arizona Superior Court. Under the settlement, the Salt River Pima-Maricopa Indian Community waived all water claims it has against all other water claimants (including Phelps Dodge) in Arizona.

4. Fort McDowell Mohave-Apache Indian Community

The Fort McDowell Mohave-Apache Indian Community, Salt River Valley Water Users’ Association, the principal Salt River Valley Cities, the state of Arizona and others have negotiated a settlement as among themselves for the Verde River system. This settlement has been approved by Congress, the President and the Arizona Superior Court. Under this settlement, the Fort McDowell Mohave-Apache Indian Community waived all water claims it has against all other water claimants (including Phelps Dodge) in Arizona.

E. Other Related Cases

The following proceedings involving water rights adjudications are pending in the U.S. District Court of Arizona:

1. On June 29, 1988, the Gila River Indian Community filed a complaint-in-intervention in United States v. Gila Valley Irrigation District, et al., and Globe Equity No. 59 (D. Ariz.). The underlying action was initiated by the United States in 1925 to determine conflicting claims to water rights in certain portions of the Gila River watershed. Although Phelps Dodge was named and served as a defendant in that action, Phelps Dodge was dismissed without prejudice as a defendant in March 1935. In June 1935, the Court entered a decree setting forth the water rights of numerous parties, but not Phelps Dodge’s. The Court retained, and still has, jurisdiction of the case. The complaint-in-intervention does not name Phelps Dodge as a defendant; however, it does name the Gila Valley Irrigation District as a defendant. Therefore, the complaint-in-intervention could affect the approximately 3,000 acre-feet of water that Phelps Dodge has the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to Phelps Dodge’s decreed rights and an agreement between Phelps Dodge and the Gila Valley Irrigation District.

During 1998, Phelps Dodge purchased farmlands with associated water rights that are the subject of this litigation. As a result, Phelps Dodge has been named and served as a party in this case. The lands and associated water rights are not currently used in connection with any Phelps Dodge mining operation.

Phelps Dodge’s Miami operation (formerly named Cyprus Miami Mining Corporation) was named and served as a defen-

dant in this action in 1989. These proceedings may affect water rights associated with former Cyprus Miami lands in the Gila River Watershed.

2. Prior to January 1, 1983, various Indian tribes filed several suits in the U.S. District Court for the District of Arizona claiming prior and paramount rights to use waters, which at present are being used by many water users, including Phelps Dodge, and claiming damages for prior use in derogation of their allegedly paramount rights. These federal proceedings have been stayed pending state court adjudication.

3. Cyprus Sierrita Corporation’s predecessor in interest was a defendant in United States, et al. v. City of Tucson, et al., No. CIV 75-39 (D. Ariz.). This is a consolidation of several actions seeking a declaration of the rights of the United States, the Papago Indian Tribe (now known as the Tohono O’odham Nation), and individual allottees of the Tohono O’odham Nation, to surface water and groundwater in the Santa Cruz River Watershed; damages from the defendants’ use of surface water and groundwater from the watershed in derogation of those rights; and injunctive relief. Congress in 1982 enacted the Southern Arizona Water Rights Settlement Act, which was intended to resolve the water right claims of the Tohono O’odham Nation and its member allottees relating to the San Xavier Reservation and the Schuk Toak District of the Sells Papago Reservation. The allottees contested the validity of the Act and contended that the Court could not dismiss the litigation without their consent. This prompted additional litigation, and eventually culminated in settlement negotiations. The Court suspended most aspects of the litigation to enable the parties to negotiate a settlement with the allottees. The Court’s recent attention has been devoted to the composition of appropriate classes of allottees and identification of class representatives, so that any settlement that is reached would bind the allottees. It is anticipated that a settlement and authorizing legislation would conclude all litigation on behalf of the Tohono O’odham Nation, its allottee members, and the United States as Trustee for the nation and its allottee members, relating to water rights. As of this writing, however, a settlement has not been reached. The outcome of this dispute could impact water right claims associated with the acquired Cyprus operations at Sierrita, and miscellaneous former Cyprus land holdings in the Santa Cruz River Watershed.

     III. The Company entered into a Consent Decree in December 2000 with the Connecticut Department of Environmental Protection (CDEP) regarding purported violations of state air emissions limitations associated with the Phelps Dodge Norwich rod mill in Norwich, Connecticut. Under the terms of the Consent Decree, the Company agreed to pay a penalty of $0.5 million, fund a supplemental environmental project to be administered by CDEP, test the rod mill’s newly installed state-of-the-art air pollution control equipment, and perform a study on environmental impacts near the rod mill. CDEP has accepted the completion of the first three requirements identified above. The Company submitted the required environmental study to CDEP on July 2, 2002.

     IV. On October 1, 1997, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Cyprus Amax’s (now the Company’s) Sierrita operations in southeastern Arizona. The NOV alleged certain emission standards and permitting violations associated with the molybdenum roasting facility at Sierrita. On September 6, 2000, EPA also issued an NOV to Phelps Dodge Sierrita for alleged violations of Prevention of Significant Deterioration permitting requirements, and New Source Performance Standards under the federal Clean Air Act. No action has been filed at this time, and the Company has asserted defenses to the NOVs in its response to EPA. EPA and the Company have entered into a series of agreements tolling the running of the statute of limitations on certain of the alleged violations while the parties attempt to negotiate a settlement of the issues raised in the NOVs.

     V. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifer within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with the National Contingency Plan prepared by EPA under the Comprehensive Environmental Response, Compensation and Liability Act.

     Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The case is expected to be assigned a trial date in 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

     In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in mid-2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for early 2004.

     Approximately $117 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2002. While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

     VI. On February 28, 2000, Cobre Mining Company (Cobre) received an Administrative Order (Docket No. CWA-6 1014-00, the “February 2000 Order”) from EPA. The February 2000 Order alleged violations of the Clean Water Act, required Cobre to deliver a response stating the steps it has taken to address each of the incidents leading to the alleged violations, and required Cobre to show cause why no further action is necessary. Cobre submitted its response to EPA and indicated that it was prepared to construct certain storm water control upgrades. On September 18, 2001, EPA issued a second Administrative Order (Docket No. CWA-06-2001-1206) stating that Cobre’s response to the February 2000 Order was acceptable and ordered Cobre to complete the proposed storm water control upgrades. On January 7, 2002, EPA issued its Final Order and entered into a Consent Agreement with Cobre to resolve the civil penalty claims for this matter for $137,500. The penalty has been paid and Cobre is implementing the required upgrades.

     VII. The Company’s wholly owned subsidiary, Cyprus Amax Minerals Company (Cyprus), is the plaintiff in an action entitled Cyprus Amax Minerals Company v. Asarco Incorporated, 99 Civ. 1198 (JSM), which was filed on November 9, 1999, in the U.S. District Court for the Southern District of New York. The action arises out of the merger agreement between Cyprus and Asarco dated as of July 15, 1999 (the “merger agreement”). The complaint alleges, among other things, that Asarco breached the merger agreement and subsequent agreement by soliciting an alternative takeover proposal for Asarco from another company. Cyprus seeks compensatory damages of not less than $90 million. Asarco filed an answer to the complaint on November 30, 1999. On November 8, 2000, Asarco filed a motion for judgment on the pleadings pursuant to federal rules. On March 14, 2001, the Court denied the motion by Asarco for judgment on the pleadings pursuant to Fed. R. Civ. P. 12(c). On April 10, 2001, Asarco filed an amended answer and counterclaims against Cyprus and the Company for recovery of a $30 million termination fee paid to the Company in October 1999 and for other unspecified damages related to the bidding process for Asarco.

     VIII. In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. (Cyprus) in the Supreme Court of New York, County of New York (RAG American Coal Company v. Cyprus Amax Minerals Company and Amax Energy Inc., (CV 00-604200)). The complaint alleged claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint sought damages in the amount of $115 million under four different legal theories (breach of contract, fraud, negligent misrepresentation and negligence). Cyprus filed a motion to dismiss the complaint. On April 18, 2002, the Court issued its decision on this motion to dismiss. The Court granted Cyprus’ motion to dismiss with respect to the negligent misrepresentation and negligence claims, and denied Cyprus’ motion to dismiss with respect to the contract and fraud claims. In a November 21, 2002 decision, the appellate division denied Cyprus’ appeal of the lower court’s decision on the contract and fraud claims. On January 17, 2003, RAG and Cyprus entered into a mediated settlement agreement. Under the settlement agreement, Cyprus paid $43.5 million on February 7, 2003, to RAG, all RAG’s claims under this action were released, and the parties filed with the Court a stipulation of discontinuance with prejudice.

     IX. On June 14, 2001, the New Mexico Environment Department (NMED) issued Compliance Orders to Chino Mines Company and Phelps Dodge Tyrone, Inc., alleging the companies failed to obtain air quality construction permits for construction of their solution extraction electrowinning plants in the 1980s. On July 3, 2002, Chino Mines Company and Phelps Dodge Tyrone, Inc. joined with the Department in filing Stipulated Voluntary Dismissals with the Hearing Officer. This action dismissed the Compliance Orders.

NMED recognized that agency management in the 1980s had indicated that permits were not required. Also, the facilities had, in fact, obtained permits before the Compliance Orders were issued. Therefore, it agreed to stop the enforcement action. This matter is now resolved.

     X. On May 30, 2001, the U.S. Department of Justice (DOJ) notified the Company of alleged violations of the Clean Water Act at the United Verde Mine. The Company has entered into settlement discussions with DOJ and EPA regarding these claims.

     XI. On June 25, 2001, Plateau Mining Corporation (Plateau Mining), now a subsidiary of RAG, initiated binding arbitration proceedings against the Company’s subsidiary, Cyprus, demanding payment under the terms of a 1997 tax sharing agreement previously entered into by the parties. Plateau Mining is a former subsidiary of Cyprus. On July 18, 2002, the arbitration panel awarded Plateau Mining the amount of $36.5 million on its claim, plus interest. On August 15, 2002, Cyprus paid to Plateau Mining Corporation approximately $47 million (including approximately $11 million in interest) in satisfaction of the July 18, 2002, arbitration award. This payment was made without prejudicing the rights of Cyprus to seek indemnification for this payment from RAG under the provisions of other agreements entered into by Cyprus and RAG. On October 22, 2002, Cyprus served the required notice on RAG that it was seeking indemnification of this amount under a 1999 tax sharing and indemnification agreement entered into by Cyprus and RAG. In November 2002, RAG commenced an action in the New York State Supreme Court, which seeks to bar Cyprus from asserting its indemnification claim against RAG. In December 2002, Cyprus filed its response to this legal action and asserted its claim for indemnification with respect to this arbitration award (Indemnification Action). In addition, potential claims continued to exist between Cyprus and RAG with respect to the status of Plateau Mining in the Cyprus consolidated tax group for certain tax periods prior to RAG’s acquisition of Plateau Mining (Potential Claims). On April 11, 2003, RAG and its subsidiaries and affiliates entered into a settlement agreement with Cyprus whereby the parties agreed not to pursue further the Indemnification Action and the Potential Claims. Under the terms of the settlement, no further payments were required, other than certain ongoing reimbursements to Cyprus for Black Lung Excise Tax refunds and related state tax refunds which are not in dispute; the claims included in the Indemnification Action and Potential Claims were released; and the parties agreed to discontinue the Indemnification Action with prejudice.

      XII. On September 26, 2002, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), and Cobre Mining Company (Cobre) each filed Petitions for Review with the New Mexico Water Quality Control Commission (WQCC) regarding notifications from NMED dated August 30, 2002, that NMED had determined that the Chino Mine, the Tyrone Mine and Cobre’s Continental Mine each “pose a hazard to public health.” According to NMED, the determinations were intended to preclude Chino, Tyrone and Cobre from asserting certain exemptions from the requirement to obtain a discharge permit for portions of the three facilities under the WQCC regulations. Each of the Petitions for Review alleged that NMED failed to follow proper procedures in issuing the August 30, 2002, letters and failed to undertake certain investigations and make certain findings required before it can make a determination of a “hazard to public health,” and that there was no basis in law or fact for NMED to make this determination for any of the three mines. The WQCC held a public hearing on the three Petitions on December 17, 2002. Prior to the presentation of evidence in support of the appeals, NMED agreed to completely withdraw all of its letters to Chino, Tyrone and Cobre regarding NMED’s determinations, and the WQCC dismissed the appeals as moot.

     XIII. On October 18, 2002, the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department issued NOVs under the New Mexico Mining Act Rules (NMMAR) to Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone) and Cobre Mining Company (Cobre). The NOVs allege that Chino, Tyrone and Cobre failed to obtain approval of closeout plans as required by NMMAR by October 1, 2002. A closeout plan under NMMAR consists of a plan for reclamation of a mining operation following cessation of operations and financial assurance sufficient for MMD to complete the closeout plan if the operator defaults. The NOVs would have established schedules requiring that the alleged violations be abated by April 20, 2003, for Chino, June 30, 2003, for Cobre and September 30, 2003, for Tyrone. The NOVs did not assess civil penalties, but reserved the right to assess penalties in the future in accordance with the penalty assessment procedures in NMMAR. The NOVs further stated that if the alleged violations were not abated by the dates set in the NOVs, MMD would issue “cessation orders” in accordance with NMMAR requiring that mining operations cease until the alleged violation is abated. On November 1, 2002, Chino, Tyrone and Cobre each filed Petitions for Review of the NOVs with the New Mexico Mining Commission (Commission). The Petitions contended that closeout plan approval was not possible by October 1, 2002, because of delays by the NMED in issuing discharge permits for closure and issuing determinations that the closeout plans for Chino, Tyrone and Cobre are expected to achieve compliance with environmental standards, including compliance with water quality standards. The Petitions requested that the NOVs be vacated or, in the alternative, that different dates be set for abatement of the alleged violations which allow a reasonable period of time after NMED issues its discharge permits to obtain approval of the closeout plans. The Commission held a public hearing on December 13-14, 2002, on the Petitions for Review. The Commission upheld the Notices of Violation but modified the period for abatement for each mine to run from the dates when NMED issues the discharge permits for closure for the mines. Under the modified NOVs, Chino, Cobre and Tyrone will have seven, nine and 12 months, respectively, after NMED issues their closure permits to obtain approval of their closeout plans.

     XIV. On September 30, 2002, EPA issued an administrative complaint for alleged violations of the Clean Water Act at the inactive Christmas Facility owned indirectly by the Company’s subsidiary, Cyprus Amax Minerals Company. The complaint alleged, among other things, that certain discharges in 2002 and 2001 failed to meet effluent limitations. On February 5, 2003, EPA signed a negotiated Consent Agreement and Final Order requiring the payment of a $105,000 civil penalty. No injunctive relief is required under the Consent Agreement and Final Order.

     XV. Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a number of product liability or premises lawsuits brought by electricians and other skilled tradesmen or contractors claiming injury from exposure to asbestos found in limited lines of electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Phelps Dodge believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance; however, that future developments will not alter this conclusion.

     XVI. On September 30, 2002, Columbian Chemicals Company, a subsidiary of the Company, received an administrative complaint from EPA for alleged violations of the Clean Air Act at its El Dorado, Arkansas, carbon black plant. Columbian Chemicals Company has met with EPA to conduct settlement discussions in an effort to resolve the matter informally.

     XVII. On November 7, 2002, the United Kingdom Environment Agency (Agency) issued an enforcement notice to Columbian Chemicals Company’s Sevalco plant in the United Kingdom. This notice followed Sevalco’s disclosure to the Agency in October 2002 that Sevalco had discovered irregularities in its effluent discharge reports, and requires the plant to implement procedures to ensure that discharges satisfy permit limits and are properly reported. Columbian Chemicals Company is cooperating with the Agency while the Agency continues its investigation of this matter.

     XVIII. In November 2002, Columbian Chemicals Company was contacted by U.S. and European antitrust authorities regarding a joint investigation they initiated into alleged price fixing in the carbon black industry. European antitrust authorities have reviewed documents at three of Columbian Chemicals’ facilities in Europe, and U.S. authorities have contacted Columbian Chemicals’ headquarters in Marietta, Georgia.

     XIX. The Company and Columbian Chemicals Company have been named as defendants in actions entitled Technical Industries, Inc. v. Cabot Corporation, et al., filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and Parker Hannifin Corporation v. Cabot Corporation, et al. in the Northern District of Ohio. The complaints, filed on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants from January 30, 1999, to January 30, 2003, allege that the defendants fixed the prices of carbon black. The complaints seek treble damages in an unspecified amount and attorneys’ fees under the U.S. antitrust laws. The Company understands that a similar action has been filed against Columbian Chemicals Company in the District of New Jersey, but neither it nor Columbian Chemicals Company has been served with the complaint. The Company believes the claims are without merit and intends to defend the lawsuits vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through solicitation of proxies or otherwise.

     Executive Officers of Phelps Dodge Corporation

     The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its Board of Directors. As of March 1, 2003, the executive officers of Phelps Dodge Corporation were as follows:

	Age at		Officer of the
Name	3/1/03	Position	Corporation Since

J. Steven Whisler	48	Chairman of the Board, President and Chief Executive Officer	1987
Timothy R. Snider	52	Senior Vice President; President, Phelps Dodge Mining Company	1997
S. David Colton	47	Senior Vice President, General Counsel	1998
Arthur R. Miele	61	Senior Vice President, Marketing; President, Phelps Dodge Sales Company	1987
Kalidas V. Madhavpeddi	47	Senior Vice President, Business Development; President, Phelps Dodge Wire and Cable Group	1999
Ramiro G. Peru	47	Senior Vice President and Chief Financial Officer	1995
David L. Pulatie	61	Senior Vice President, Human Resources	1999

     Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

     Mr. Colton was elected Senior Vice President in November 1999. He was elected Vice President and General Counsel in April 1998. Prior to that time, Mr. Colton was Vice President and Counsel for Phelps Dodge Exploration, a position he held since 1995.

     Mr. Madhavpeddi was elected Senior Vice President, Business Development in November 2000. He was elected Vice President, Business Development in November 1999 and President, Phelps Dodge Wire and Cable Group in May 2002. Prior to that time, Mr. Madhavpeddi was Vice President, Business Development of Phelps Dodge Mining Company, a position he held since 1995.

     Mr. Pulatie was elected Senior Vice President, Human Resources in March 1999. Mr. Pulatie joined Phelps Dodge in March 1999 after a 34-year career with Motorola Inc.

     Mr. Manuel J. Iraola, an officer of the Corporation since 1995, retired on June 30, 2002, from his position as a Senior Vice President of the Corporation and President, Phelps Dodge Industries.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information called for in Item 5 appears on pages 105 through 109 of this report.

Item 6. Selected Financial Data

The following financial and operating data should be read in conjunction with the information set forth in Item 7, Management’s Discussion and Analysis and the Consolidated Financial Statements and related notes thereto appearing in this Annual Report.

($ in millions except per share and per pound amounts)

	Year Ended December 31,

	2002 (a)	2001 (b)	2000 (c)	1999 (d)	1998 (e)

		As Restated (i)

Statement of Operations Data
Sales and other operating revenues	$3,722.0	4,002.4	4,525.1	3,114.4	3,063.4
Operating income (loss)	(209.3)	(28.8)	268.2	(361.6)	415.6
Income (loss) before extraordinary item and cumulative effect of accounting change	(288.6)	(329.5)	56.3	(278.3)	189.0
Net income (loss)	(338.1)	(331.5)	56.3	(281.8)	189.0
Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	(3.54)	(4.19)	0.72	(4.51)	3.25
Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	(3.54)	(4.19)	0.72	(4.51)	3.23
Basic earnings (loss) per common share	(4.13)	(4.22)	0.72	(4.57)	3.25
Diluted earnings (loss) per common share	(4.13)	(4.22)	0.72	(4.57)	3.23
Balance Sheet Data (at period end)
Current assets	$1,428.2	1,531.2	1,542.7	1,735.7	1,042.3
Total assets	7,029.0	7,584.3	7,841.2	8,212.1	5,096.7
Total debt	2,110.6	2,871.6	2,687.7	2,755.0	1,021.0
Long-term debt	1,948.4	2,538.3	1,963.0	2,172.5	836.4
Shareholders’ equity	2,813.6	2,730.1	3,184.4	3,328.9	2,663.5
Cash dividends declared per common share	—	0.75	2.00	2.00	2.00
Other Data
Net cash provided by operating activities	$348.0	302.7	511.2	204.5	378.4
Capital expenditures and investments	133.2	311.0	422.3	240.4	668.3
Net cash provided by (used in) investing activities	(140.3)	(266.8)	(274.2)	6.0	(184.0)
Net cash provided by (used in) financing activities	(244.8)	101.0	(221.2)	(198.0)	(130.6)
Division Results
Phelps Dodge Mining Company operating income (loss)	$(65.0)	(83.6)	276.0	(346.6)	103.2
Phelps Dodge Industries operating income	30.6	74.0	70.3	49.7	353.6
Corporate and Other operating loss	(174.9)	(19.2)	(78.1)	(64.7)	(41.2)

	$(209.3)	(28.8)	268.2	(361.6)	415.6

	Year Ended December 31,

	2002 (a)	2001 (b)	2000 (c)	1999 (d)	1998 (e)

		As Restated (i)

Copper
Copper production (own production – thousand tons)	1,028.8	1,160.1	1,200.3	890.1	874.0
Copper sales (own production – thousand tons)	1,051.1	1,170.8	1,200.6	891.9	876.3
COMEX copper price (per pound) (f)	$0.72	0.73	0.84	0.72	0.75
LME copper price (per pound) (g)	$0.71	0.72	0.82	0.71	0.75
Implied full unit cost of copper production (per pound) (h)	$0.68	0.75	0.71	0.69	0.69
Commercially recoverable copper (million tons)
Ore reserves	19.6	22.1	23.1	23.7	13.7
Stockpiles and in-process inventories	1.4	0.9	1.0	0.7	0.8

	21.0	23.0	24.1	24.4	14.5

(a)	Reported amounts included after-tax, special charges of $146.5 million, or $1.74 per common share, for asset impairment charges at Cobre of $115.5 million, Hidalgo of $12.9 million and Ajo of $18.1 million; $53.0 million, or 63 cents per common share, for settlement of lawsuits related to Cyprus Amax Minerals Company; $45.0 million, or 54 cents per common share, for a binding arbitration award for Plateau Mining Corporation (a subsidiary of Cyprus Amax Minerals Company); $26.6 million, or 32 cents per common share, extraordinary loss on early extinguishment of debt; $23.0 million, or 27 cents per common share, for restructuring activities; $22.9 million, or 27 cents per common share, for cumulative effect of an accounting change; $14.0 million, or 17 cents per common share, for environmental provisions; $7.0 million, or 8 cents per common share, for estimated remaining closure cost obligation at Hidalgo; and $1.2 million, or 1 cent per common share, for write-off of two cost basis investments and $1.0 million, or 1 cent per common share, for the settlement of legal matters. These were partially offset by $29.1 million, or 35 cents per common share, for environmental insurance recoveries; $22.6 million, or 27 cents per common share, for the sale of non-core parcel of real estate in New Mexico; $13.0 million, or 15 cents per common share, for the release of deferred taxes for Plateau Mining Corporation; and $66.6 million, or 79 cents per common share, for the tax benefit relating to the net operating loss carryback prior to 2002.

(b)	Reported amounts included after-tax, special gains of $61.8 million, or 79 cents per common share, for environmental insurance recoveries; $39.9 million, or 51 cents per common share, for the gain on the sale of Sossego and $9.0 million, or 11 cents per common share, for an insurance settlement associated with legal matters. These were partially offset by special provisions of $57.9 million, or 74 cents per share, to increase the deferred tax valuation allowance; $31.1 million, or 40 cents per common share, reflecting provisions for environmental costs; $29.8 million, or 38 cents per common share, for restructuring activities; $12.9 million, or 16 cents per common share, for investment impairments; $2.0 million, or 3 cents per common share, for the cumulative effect of an accounting change; and $3.4 million, or 4 cents per common share, for other items, net.

(c)	Reported amounts included after-tax, special provisions of $56.4 million, or 72 cents per common share, for restructuring activities; offset by income tax refund and related interest of $10.1 million, or 13 cents per common share; and an insurance settlement refund of $3.0 million, or 4 cents per common share.

(d)	Reported amounts included after-tax, special provisions of $222.5 million, or $3.61 per common share, for asset impairments; $17.8 million, or 29 cents per common share, reflecting provisions for environmental costs; $65.7 million, or $1.07 per common share, for costs associated with restructuring activities; and $3.5 million, or 6 cents per common share, for the cumulative effect of an accounting change. These were partially offset by a special gain of $30.0 million, or 49 cents per common share, for an adjustment of prior year’s taxes. PD acquired Cyprus Amax Minerals Company on October 16, 1999.

(e)	Reported amounts included an after-tax gain of $131.1 million, or $2.24 per common share, for the disposition of Accuride Corporation; an after-tax loss of $26.4 million, or 45 cents per common share, from the sale of our 44.6 percent interest in a South African mining company; and a special, after-tax provision of $5.6 million, or 10 cents per common share, for curtailments and indefinite closures primarily at Phelps Dodge Mining Company (PDMC).

(f)	New York Commodity Exchange annual average spot price per pound - cathodes.

(g)	London Metal Exchange annual average spot price per pound - cathodes.

(h)	Based on PDMC’s “all-in operating margin per pound of copper sold” (i.e. PDMC operating income (loss) excluding special items, divided by pounds of copper sold from PDMC mines for its own account, plus or minus the LME copper price).

(i)	We have restated our previously reported annual financial statements to reflect certain adjustments as discussed in Item 7 and Note 22 of the Notes to the Consolidated Financial Statements of this Form 10-K.

Item 7. Management’s Discussion and Analysis

          The information called for in Item 7 appears on pages 51 through 109 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The information called for in Item 7A appears on pages 51 and 93 through 97 of this report.

Item 8. Financial Statements and Supplementary Data

          The information called for in Item 8 appears on pages 110 through 173 of this report.

Item 9. Disagreements on Accounting and Financial Disclosure

          None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

     The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or ours). It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. Our business consists of two major divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

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

     Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general U.S. and international economic and political conditions; the cyclical and volatile price of copper and other commodities; political and economic risks associated with foreign operations; unanticipated ground and water conditions; geological problems; metallurgical and other processing problems; availability of materials and equipment; delays in the receipt of or failure to receive necessary government permits; appeals of agency decisions or other litigation; volatility in the price or availability of oil (the main feedstock for our carbon black operations), diesel fuel, electricity and natural gas; currency fluctuations; changes in laws or regulations or the interpretation and enforcement thereof (including changes in treaties or laws governing international trade or tariffs); the occurrence of unusual weather or operating conditions; force majeure events; lower than expected ore grades; the failure of equipment or processes to operate in accordance with specifications or expectations; unanticipated difficulties consolidating acquired operations and obtaining expected synergies; labor relations; accidents; delays in anticipated start-up dates; environmental risks; the ability to obtain anticipated cost savings and efficiencies; the ability to obtain satisfactory insurance coverages; the ability to obtain surety bonds or other financial assurance for reclamation obligations; and the results of financing efforts and financial market conditions.

     These and other risk factors are discussed in more detail herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

     Restatements

     As further discussed in Note 22 to the Consolidated Financial Statements, the Company identified certain accounting matters relating to our December 31, 2001 and 2000, Consolidated Financial Statements that require restatement. The after-tax effect of these items increased retained earnings by $52.1 million at January 1, 2000, increased net income for the year ended December 31, 2000, by $27.3 million, or 35 cents per share, and increased the net loss for the year ended December 31, 2001, by $56.5 million, or 72 cents per share. The cumulative adjustments increased retained earnings by $22.9 million at December 31, 2001. These adjustments were necessary (i) to change the Company’s units-of-production depreciation rate methodology for mining, smelting and refining assets to exclude estimates of future capital as well as any material other than proven and probable ore reserves, and to depreciate short-lived assets on a straight-line basis over their estimated useful lives, less salvage value; (ii) to adjust the fair value estimates of acquired reclamation obligations and to recognize the related annual accretion expense, and to revise certain reclamation cost estimates and associated changes for information obtained in 2001; (iii) to capitalize as inventory copper contained in low-grade mill and leach stockpiles, and consequent in-process materials being converted to salable products; (iv) to reverse a loss contingency reserve associated with legal matters; and (v) to increase the valuation allowance for deferred tax assets. Additionally, as discussed in Note 21, Business Segment Data, our presentation of reportable segment information for PDMC for 2001 and 2000 has been revised to reflect additional segments.

     Critical Accounting Policies and Estimates

     Phelps Dodge’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Phelps Dodge’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more sig -

nificant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); postemployment, postretirement and other employee benefit liabilities; bad debts; restructuring reserves; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Phelps Dodge bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Phelps Dodge believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its consolidated financial statements.

     Phelps Dodge, at least annually, estimates its ore reserves at active properties and properties currently on care-and-maintenance status. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect ore reserves. Phelps Dodge uses its ore reserve estimates in determining the unit basis for units-of-production depreciation and closure rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items. For example, a 10 percent increase in ore reserves at each mine would decrease total depreciation expense by approximately $20 million in 2003; a 10 percent decrease in ore reserves at each mine would increase total depreciation expense by approximately $24 million in 2003.

     Phelps Dodge’s reported ore reserves are economic at a three-year historical average COMEX copper price of 76 cents per pound and a three-year historical average molybdenum price of $2.89 per pound (Metals Week Mean Dealer Oxide).

     Phelps Dodge develops its business plans using a time horizon that is reflective of the historical, moving average for the full price cycle. We currently use a long-term average COMEX price of 90 cents per pound of copper and an average molybdenum price of $3.40 per pound (Metals Week Mean Dealer Oxide), along with near-term price forecasts reflective of the current price environment to develop mine plans and production schedules.

     The per pound COMEX copper price over the past 10 years, 15 years and 20 years averaged 91 cents, 99 cents and 91 cents, respectively.

     Phelps Dodge maintains allowances for doubtful accounts for estimated losses resulting from the assessed inability of its customers to make required payments. If the financial condition of Phelps Dodge’s customers were to deteriorate unexpectedly, impacting their ability to make payments, additional allowances may be required. Phelps Dodge routinely reviews the financial condition of its customers and makes assessments of collectibility. The total of these allowances for doubtful accounts at December 31, 2002 and 2001, was $14.1 million and $14.2 million, respectively.

     Phelps Dodge capitalizes applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future. The mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Because the determination of copper contained in mill and leach stockpiles by physical count is impracticable, we employ reasonable estimation methods.

     The quantity of material delivered to mill stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in the material delivered to the mill stockpiles. Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are reduced as material is removed and fed to the mill. At December 31, 2002, the estimated amount of recoverable copper contained in mill stockpiles was 0.2 million tons (PD share) and had a carrying value of $31.9 million.

     The quantity of material in leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in material delivered to the leach stockpiles. Expected copper recovery rates are determined using small-scale laboratory tests, medium-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take several years. At December 31, 2002, the estimated amount of recoverable copper contained in leach stockpiles was 1.2 million tons (PD share) and had a carrying value of $81.3 million.

     Phelps Dodge records valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Phelps Dodge has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event Phelps Dodge determined that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to valuation allowances would increase income in the period such determination was made. Likewise, should Phelps Dodge determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to valuation allowances would be charged to income in the period such determination was made. Phelps Dodge assesses these determinations on a quarterly basis. The total of these valuation allowances at December 31, 2002 and 2001, was $508.4 million and $550.4 million, respectively.

     Phelps Dodge has trusteed, non-contributory pension plans covering substantially all its U.S. employees and some employees of international subsidiaries. The benefits are based on, in the case of certain plans, final average monthly compensation and years of service and depending on the applicable plan design and, in the case of other plans, a fixed amount for each year of service. Participants generally vest in their benefits after five years of service.

     Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate was 6.75 percent at December 31, 2002, compared with 7.25 percent at December 31, 2001, and 7.75 percent at December 31, 2000. For our U.S. pension plans, the discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. We consider Moody’s Long-term AA Corporate Bond yield prevailing at the end of the plan year to be our principal guide in the determination of our discount rate. At the end of November 2002, the Moody’s Long-term AA Corporate Bond yield was equal to 6.77 percent and we chose 6.75 percent as our discount rate. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. For example, a 25 basis point increase/decrease in our assumed discount rate assumption as of the beginning of 2003 would decrease/increase our pension expense by approximately $2 million per year over the next three years. The change would not affect the minimum required contribution.

     Our pension plans were valued between December 1, 2000, and January 1, 2001, and between December 1, 2001, and January 1, 2002. Obligations were projected to and assets were valued as of the end of 2001 and 2002. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.

     The Master Trust, which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 95 percent of total plan assets as of year-end 2002. These plans accounted for approximately 91 percent of benefit obligations. The investment portfolio for this trust as of year-end 2002 had an asset mix that included 52 percent equities (37 percent U.S. equities, 12 percent international equities and 3 percent emerging market equities), 38 percent fixed income (20 percent U.S. fixed income, 5 percent international fixed income, 4 percent emerging market fixed income, 5 percent U.S. high yield, and 4 percent treasury inflation-protected securities), 7 percent real estate and real estate investment trusts, and 3 percent other.

     Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are presented to and approved by the Finance Committee of the Board of Directors.

     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of

8.75 percent per annum over the 20 years beginning December 1, 2002, with a standard deviation of 10.6 percent. The 8.75 percent estimation was based on a passive return on a compound basis of 8.5 percent with a premium for active management of 0.25 percent. On an arithmetic average basis, the passive return would have been 9.0 percent with a premium for active management of 0.25 percent. The expected return as of December 1, 2001, was 9.0 percent with a standard deviation of 11.1 percent.

     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and decrease the amount of recorded pension income (or increase recorded pension expense) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to January 1, 2003, will be reflected in the results of operations by January 1, 2008. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of 2003 would decrease/increase our pension expense by approximately $2 million a year over the next three years. In addition, a 25 basis point decrease in the long-term rate of return assumption would increase the minimum required contribution to our pension plan by approximately $1 million per year, over the same three-year period. Cash contributions for 2003 are not expected to increase significantly; however, the effects of declining equity markets could result in significant increases in cash contributions in periods beginning after 2003.

     Phelps Dodge has postretirement health care and life insurance benefit plans covering most of its U.S. employees and, in some cases, employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

     A 1 percentage-point increase in the assumed health care cost trend rate would increase net periodic benefit cost by approximately $1.2 million and increase our postretirement benefit obligation by approximately $18.4 million; a 1 percentage-point decrease in the assumed health care cost trend rate would decrease net periodic benefit cost by approximately $1.1 million and decrease our postretirement benefit obligation by approximately $16.8 million. Our discount rate assumptions for postretirement benefits are determined on the same basis as our discount rate assumptions for our pension plans, as discussed previously. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. For example, a 25 basis point increase/decrease in our assumed discount rate assumption as of the beginning of 2003 would increase/decrease our periodic benefit cost by approximately $500,000 per year over the next three years.

     Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be estimated reasonably. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is accrued when a closure determination is made and approved by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on the specific facts and circumstances. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable. We recognize insurance receivables for environmental remediation when a settlement is reached with the insurance carrier.

     At December 31, 2002, environmental reserves totaled $305.9 million. The cost range for reasonably possible outcomes for all reservable environmental remediation sites was estimated to be from $281 million to $527 million. In addition, Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2002, the cost range for all such sites was estimated to be from $4 million to $37 million.

     Reclamation is an ongoing activity and we generally recognize estimated final reclamation costs over the life of active mining properties on a units-of-production basis. Non-operating sites that are currently on care-and-maintenance status suspend accrual of mine closure costs until the site resumes production. When management determines a mine should be permanently closed, any unrecognized closure obligation is recognized. Phelps Dodge assesses mine closure costs at least annually or when facts and circumstances change. At December 31, 2002, closure and reclamation reserves totaled $138.6 million, compared with estimated total reclamation and closure costs of approximately $660 million, leaving approximately $521 million to be accrued over the respective remaining mine lives. See “Other Matters” for a discussion on the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003.

     Liabilities for contingencies and litigation are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. Gains for contingencies and litigation are recorded when realized.

     Refer to Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements.

     Consolidated Financial Results

     Consolidated financial results were as follows:

($ in millions except per share data)

	2002	2001	2000

		As Restated

Sales and other operating revenues	$3,722.0	4,002.4	4,525.1
Operating income (loss)	$(209.3)	(28.8)	268.2
Income (loss) before extraordinary item and cumulative effect of accounting change	$(288.6)	(329.5)	56.3
Extraordinary item	(26.6)	—	—
Cumulative effect of accounting change	(22.9)	(2.0)	—

Net income (loss)	$(338.1)	(331.5)	56.3

Basic and diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	$(3.54)	(4.19)	0.72
Extraordinary item	(0.32)	—	—
Cumulative effect of accounting change	(0.27)	(0.03)	—

Basic and diluted net earnings (loss) per common share	$(4.13)	(4.22)	0.72

     In 2002, the Company had a consolidated loss of $338.1 million, or $4.13 per common share, including a special, net charge of $208.9 million, or $2.48 per common share, after taxes. (All references to per share earnings or losses are based on diluted earnings per share.) In 2001, consolidated losses were $331.5 million, or $4.22 per common share, including a special, net charge of $26.4 million, or 34 cents per common share. The $6.6 million increase in consolidated loss in 2002, compared with 2001, was primarily the result of asset impairment charges and provisions ($153.5 million), historic Cyprus Amax Minerals Company (Cyprus Amax) lawsuit settlement or awards expense ($101.2 million), lower average copper prices (approximately $19 million), an extraordinary loss on the early extinguishment of debt ($26.6 million), the cumulative effect of adopting SFAS No. 142 ($22.9 million), a decrease in profits at our Wire and Cable segment due primarily to the temporary closure of two facilities and restructuring charges ($23.6 million) and lower net environmental insurance recoveries/provisions ($10.4 million); partially offset by a lower implied unit cost of copper production, as defined on page 66 (approximately $145 million including higher molybdenum earnings of $20 million), the absence of the establishment of El Abra’s valuation allowance for deferred tax assets in 2001 ($57.9 million), lower inter-

est expense ($40.5 million), higher tax benefits primarily resulting from new tax legislation ($188.0 million), and the sale of non-core real estate ($22.6 million).

     In 2000, consolidated earnings were $56.3 million, or 72 cents per common share, including a special, net charge of $43.3 million, or 55 cents per common share. The decrease in earnings in 2001 was primarily due to 11 cents per pound lower copper prices (approximately $251 million), higher implied unit cost of copper production (approximately $105 million), 59 million pounds of lower produced copper sales volumes (approximately $7 million), a net charge for environmental provisions ($31.1 million), lower miscellaneous income ($21.9 million), and higher interest expense ($9.7 million); partially offset by net insurance recoveries ($61.8 million) and a gain from the sale of our 50 percent interest in the Sossego project ($39.9 million).

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

Note: Supplemental Data

     The following table summarizes the consolidated special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items:

($ in millions)
	2002	2001	2000

		As Restated

Special items, net of taxes	$(208.9)	(26.4)	(43.3)
Earnings (losses) excluding special items (after taxes)	$(129.2)	(305.1)	99.6

Note: Supplemental Data

     The following tables summarize the special items and provisions for 2002, 2001 and 2000:

($  in millions except per share data)

	2002

			$/Share
	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Division disclosure)	$(116.9)	(119.5)	(1.42)

PDI (see Business Division disclosure)	(22.0)	(21.4)	(0.25)

Corporate and Other - Environmental provisions, net	(12.7)	(12.7)	(0.15)
Environmental insurance recoveries, net	17.4	14.8	0.18
Historic Cyprus Amax lawsuit settlements	(54.7)	(53.0)	(0.63)
Historic Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)
Legal loss contingency	(1.0)	(1.0)	(0.01)

	(97.5)	(96.9)	(1.15)

	(236.4)	(237.8)	(2.82)

Miscellaneous income and expense, net:
Cost investment write-downs	(1.2)	(1.2)	(0.01)

Taxes:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.15
Tax benefit for 2001 net operating loss carryback	—	66.6	0.79

	—	79.6	0.94

Extraordinary loss - debt extinguishment	(31.3)	(26.6)	(0.32)

Cumulative effect of accounting change	(33.0)	(22.9)	(0.27)

	$(301.9)	(208.9)	(2.48)

($ in millions except per share data)

	2001

			$/Share
	Pre-tax	After-tax	After-tax

	As Restated

Special items and provisions, net:
PDMC (see Business Division disclosure)	$(2.1)	(2.1)	(0.03)

PDI (see Business Division disclosure)	(4.7)	(4.7)	(0.06)

Corporate and Other - Environmental provisions, net	(16.2)	(16.2)	(0.21)
Environmental insurance recoveries, net	61.8	61.8	0.79
Insurance settlement for legal loss contingency	9.0	9.0	0.11
Restructuring programs	(1.3)	(1.3)	(0.01)
Other	(5.9)	(5.9)	(0.07)

	47.4	47.4	0.61

	40.6	40.6	0.52

Miscellaneous income and expense, net:
Impairment loss on investments	(12.9)	(12.9)	(0.16)
Interest on prior years’ tax refunds	4.3	4.3	0.05
Other	1.5	1.5	0.02

	(7.1)	(7.1)	(0.09)

Taxes:
El Abra deferred tax asset valuation allowance	—	(57.9)	(0.74)

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

	$31.5	(26.4)	(0.34)

($ in millions except per share data)

	2000

			$/Share
	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Division disclosure)	$(5.8)	(3.8)	(0.05)

PDI (see Business Division disclosure)	(46.0)	(39.8)	(0.51)

	(51.8)	(43.6)	(0.56)

Cost of products sold:
PDI (see Business Segment disclosure)	(5.6)	(5.6)	(0.07)

Miscellaneous income and expense, net:
Philippines investment impairment	(7.2)	(7.2)	(0.09)
Interest on prior years’ tax refunds	5.8	3.6	0.05
Settlement of insurance claim	4.5	3.0	0.04

	3.1	(0.6)	—

Taxes:
Income tax refund	—	6.5	0.08

	$(54.3)	(43.3)	(0.55)

     Restructuring Programs/Asset Impairments

     In December 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million (before and after taxes) at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write-down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The impairment assessment used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of the discounted cash flows of the remaining ore reserves. The Hidalgo impairment included a $12.9 million (before and after taxes) write-down of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo will probably not be reconfigured to produce acid as originally anticipated and that the net book value of Hidalgo assets would probably not be recovered. Hidalgo’s power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million (before and after taxes)

charge for the estimated remaining costs of its closure obligation at Hidalgo. Phelps Dodge has reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million (before and after taxes). This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

     On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes are expected to reduce our costs and align our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other High Performance Conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also performed an event-driven impairment test on the goodwill at our wire and cable plants through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan includes the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million, of which $0.7 million and $1.9 million was paid in the 2002 third and fourth quarters, respectively) and pension and other postretirement obligations ($2.8 million).

     The following table presents a roll-forward of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

($ in millions)

	2002
	Provision*	Additions	Payments	12/31/02

PDI –
Wire and Cable
Employee severance and relocation**	$3.3	0.6	(2.6)	1.3

*	Provision excluded $2.8 million of pension and other postretirement charges included in long-term liabilities.

**	Relocation costs were charged to expense as incurred.

     In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then current economic environment, including changes in copper operations that led us to temporarily curtail approximately 220,000 metric tons of copper production annually (including our partner’s share), and to curtail 54,000 metric tons of North American carbon black production annually in 2002. These actions resulted in the layoff of approximately 1,600 employees mostly in January 2002. The Chino and Miami mines were temporarily closed, the Bagdad and Sierrita mines are operating at approximately one-half capacity, the Chino smelter and the Miami refinery were temporarily closed (approximately 1,500 positions), and Columbian Chemicals Company temporarily closed its El Dorado, Arkansas, facility (approximately 100 positions).

     In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives, which led to a reduction of approximately 500 positions.

     The restructuring plans for 2001 included charges of $15.0 million for employee severance and relocation costs, $8.7 million for mothballing/take-or-pay contracts, $0.6 million for asset disposal and dismantling charges, and $6.3 million for pension and other postretirement obligations.

     The following tables present a roll-forward of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

($ in millions)

	2001	Reassess-
	Provision*	ments	Payments	12/31/01

PDMC –
U.S. Mines
Morenci
Employee severance and relocation**	$1.7	—	(1.4)	0.3

Bagdad/Sierrita
Employee severance and relocation**	3.6	—	(0.1)	3.5
Mothballing/take-or-pay contracts	3.1	—	—	3.1

	6.7	—	(0.1)	6.6

Miami/Bisbee
Employee severance and relocation**	2.0	—	(0.2)	1.8
Mothballing/take-or-pay contracts	1.0	—	—	1.0

	3.0	—	(0.2)	2.8

Chino/Cobre
Employee severance and relocation**	1.8	—	(0.6)	1.2
Mothballing/take-or-pay contracts	0.2	—	—	0.2

	2.0	—	(0.6)	1.4

Tyrone
Employee severance and relocation**	0.5	—	(0.3)	0.2

	13.9	—	(2.6)	11.3

Manufacturing and Sales
Employee severance and relocation**	1.7	—	(0.3)	1.4
Mothballing/take-or-pay contracts	4.4	—	(0.3)	4.1

	6.1	—	(0.6)	5.5

Primary Molybdenum
Employee severance and relocation**	0.3	—	(0.2)	0.1

	2001	Reassess-
	Provision*	ments	Payments	12/31/01

Other Mining
Employee severance and relocation**	1.7	—	(0.9)	0.8

	22.0	—	(4.3)	17.7

PDI –
Specialty Chemicals
Disposal and dismantling	0.6	—	(0.1)	0.5
Employee severance and relocation**	0.8	—	—	0.8

	1.4	—	(0.1)	1.3

Corporate and Other –
Employee severance and relocation**	0.9	—	(0.9)	—

	$24.3	—	(5.3)	19.0

*	Provision excluded $6.3 million of pension and other postretirement charges for the second quarter 2001 restructuring, included in long-term liabilities.

**	Relocation costs were charged to expense as incurred.

($ in millions)

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDMC –
U.S. Mines
Morenci
Employee severance	$0.3	0.1	(0.3)	0.1

Bagdad/Sierrita
Employee severance	3.5	(1.1)	(2.4)	—
Mothballing/take-or-pay contracts	3.1	(0.8)	(2.1)	0.2

	6.6	(1.9)	(4.5)	0.2

Miami/Bisbee
Employee severance	1.8	(0.5)	(1.3)	—
Mothballing/take-or-pay contracts	1.0	(0.4)	(0.5)	0.1

	2.8	(0.9)	(1.8)	0.1

Chino/Cobre
Employee severance	1.2	(0.7)	(0.4)	0.1
Mothballing/take-or-pay contracts	0.2	(0.1)	(0.1)	—

	1.4	(0.8)	(0.5)	0.1

Tyrone
Employee severance	0.2	—	(0.2)	—

	11.3	(3.5)	(7.3)	0.5

Manufacturing and Sales
Employee severance	1.4	(0.2)	(1.1)	0.1
Mothballing/take-or-pay contracts	4.1	(1.2)	(2.9)	—

	5.5	(1.4)	(4.0)	0.1

Primary Molybdenum
Employee severance	0.1	—	(0.1)	—

Other Mining
Employee severance	0.8	(0.2)	(0.6)	—

	17.7	(5.1)	(12.0)	0.6

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDI –
Specialty Chemicals
Disposal and dismantling	0.5	(0.4)	(0.1)	—
Employee severance	0.8	(0.1)	(0.7)	—

	1.3	(0.5)	(0.8)	—

	$19.0	(5.6)	(12.8)	0.6

     A reassessment of $2.6 million for employee termination benefits at PDMC’s segments was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained to fill open positions or would not be eligible for supplemental unemployment as originally anticipated. In addition, there was reassessment of $2.5 million related to savings from renegotiated contracts or from reduced penalties on demand contracts. Further, a $6.4 million charge was recognized for additional pension-related benefits, which are included in long-term liabilities, for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations were expected to remain curtailed beyond one year from their January 2002 curtailment.

     PDI’s Specialty Chemicals segment reassessment related to (i) $0.4 million for an adjustment to disposal and dismantling charges for the El Dorado plant facility and (ii) a reclassification of $0.1 million to long-term pension benefits.

     In the second quarter of 2000, we announced a plan to reduce operating costs and restructure operations at our Miami/Bisbee, Primary Molybdenum and Wire and Cable segments. This plan comprised the following actions during 2000:

(i) High-cost production was curtailed at the Miami copper mine in Arizona and production was reduced at the Henderson mine in Colorado. Molybdenum production at the Henderson mine was curtailed by approximately 20 percent, and its workforce was reduced by approximately 130 workers. The curtailment of production resulted in a special, pre-tax charge of $4.3 million for severance-related costs. Additionally, our Miami copper mine reduced its mining activities. The new mine plan temporarily suspended stripping in a higher cost portion of the mine and has allowed the redistribution of a variety of mining equipment, including shovels and haul trucks, to other PDMC operations to reduce overall capital expenditures. The reduction of mining activities resulted in a special, pre-tax charge of $1.5 million for severance and other related costs.

(ii) Production ceased at two wire and cable plants in Venezuela in the second quarter of 2000 due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a total special, pre-tax loss of $26.1 million, consisting of an impairment in the carrying value of property, plant and equipment and other assets of $19.5 million; an impairment of goodwill of $1.7 million; and a restructuring accrual of $4.9 million associated with severance-related costs ($2.2 million) and plant dismantling costs ($2.7 million). In addition, working capital write-downs of $3.4 million were recorded to cost of products sold as a result of the decision to close the plants.

(iii) The closure of a telephone cable operation in El Salvador in the fourth quarter of 2000 was due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a special, pre-tax loss of $5.5 million, including $4.5 million relating to the impairment of the carrying value of property, plant and equipment and other assets and a restructuring accrual of $1.0 million associated with plant dismantling costs. In addition, working capital write-downs of $2.2 million were recorded to cost of products sold as a result of the decision to close the plant.

(iv) A special, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. The continuing competitive pricing environment led to a determination that we should assess the recoverability of our Austrian wire and cable asset values. Our assessment of the carrying value of the property, plant and equipment of $4.2 million and the goodwill balance of $2.8 million indicated impairments of $3.0 million and $2.8 million, respectively.

     In addition to the above items, during 2000, we recognized net additional costs of $8.6 million at our wire and cable plants in conjunction with the June 30, 1999, restructuring programs.

     The following tables present a roll-forward of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

($ in millions)

	2000
	Provision	Additions	Payments	12/31/00

PDMC –
U.S. Mines
Miami/Bisbee Employee severance	$0.9	—	(0.2)	0.7
Equipment relocation*	—	0.6	(0.6)	—

	0.9	0.6	(0.8)	0.7

Primary Molybdenum
Employee severance	4.3	—	(3.4)	0.9

	5.2	0.6	(4.2)	1.6

PDI –
Wire and Cable
Employee severance	2.2	—	(2.2)	—
Plant removal and dismantling*	2.8	0.9	(0.7)	3.0

	5.0	0.9	(2.9)	3.0

	$10.2	1.5	(7.1)	4.6

*	Relocation costs were charged to expense as incurred.

($ in millions)

		Reassess-
	12/31/00	ments	Payments	12/31/01

PDMC –
U.S. Mines
Miami/Bisbee
Employee severance	$0.7	(0.7)	—	—

Primary Molybdenum
Employee severance	0.9	(0.6)	(0.3)	—

	1.6	(1.3)	(0.3)	—

PDI –
Wire and Cable
Plant removal and dismantling	3.0	—	(1.1)	1.9

	$4.6	(1.3)	(1.4)	1.9

     A reassessment of $1.3 million for employee termination benefits at PDMC’s segments was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained after all and moved to positions being filled by contractors.

($ in millions)

		Reasess-
	12/31/01	ments	Payments	12/31/02

PDI –
Wire and Cable
Plant removal and dismantling	$1.9	(1.3)	(0.1)	0.5

     PDI’s Wire and Cable segment reassessment related to (i) a $0.5 million adjustment to plant dismantling charges related to the wire and cable plant closures in Venezuela and (ii) a $0.8 million non-cash deduction related to the devaluation of Venezuelan currency.

     In the second quarter of 1999, we announced a plan to reduce operating costs and improve operating performance at our Manufacturing and Sales, Other Mining, Specialty Chemicals and Wire and Cable segments by (i) curtailing higher cost copper production by temporarily closing our Hidalgo smelter in New Mexico and Morenci’s Metcalf concentrator, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at Columbian Chemicals’ carbon black plant in the Philippines.

     The following tables present a roll-forward from December 31, 1999, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

($ in millions)

	12/31/99	Additions	Payments	12/31/00

PDMC –
Manufacturing and Sales
Employee severance	$0.8	—	(0.8)	—

Other Mining
Employee severance	0.6	—	(0.2)	0.4
Mothballing/take-or-pay contracts	3.5	—	(1.0)	2.5
Environmental clean-up	5.9	—	(5.9)	—

	10.0	—	(7.1)	2.9

	10.8	—	(7.9)	2.9

PDI –
Specialty Chemicals
Employee severance	0.3	—	(0.3)	—
Disposal and dismantling	1.8	—	(0.5)	1.3
Environmental	0.8	—	(0.1)	0.7

	2.9	—	(0.9)	2.0

Wire and Cable
Employee severance	3.2	—	(2.8)	0.4
Take-or-pay contracts	2.0	1.1	(1.1)	2.0
Plant removal and dismantling*	1.0	9.4	(9.6)	0.8

	6.2	10.5	(13.5)	3.2

	9.1	10.5	(14.4)	5.2

	$19.9	10.5	(22.3)	8.1

*	Relocation costs were charged to expense as incurred.

($ in millions)

		Reassess-
	12/31/00	ments	Payments	12/31/01

PDMC –
Other Mining
Employee severance	$0.4	—	(0.2)	0.2
Mothballing/ take-or-pay contracts	2.5	—	(1.1)	1.4

	2.9	—	(1.3)	1.6

PDI –
Specialty Chemicals
Disposal and dismantling	1.3	(1.0)	—	0.3
Environmental	0.7	—	(0.1)	0.6

	2.0	(1.0)	(0.1)	0.9

Wire and Cable
Employee severance	0.4	—	(0.4)	—
Take-or-pay contracts	2.0	—	(0.9)	1.1
Plant removal and dismantling	0.8	—	(0.6)	0.2

	3.2	—	(1.9)	1.3

	5.2	(1.0)	(2.0)	2.2

	$8.1	(1.0)	(3.3)	3.8

     PDI’s Specialty Chemicals segment reassessment of $1.0 million related to the closure of our carbon black manufacturing facility in the Philippines. At the time of closure, there was some equipment that had been previously purchased in conjunction with an earlier planned expansion of the Philippine facility. When the Philippine closure was announced, an accrual was included for this equipment reflecting our assessment that its disposition would result in a loss of $0.9 million. This accrual was reclassified subsequently as a deduction to property, plant and equipment. The remaining $0.1 million related to a non-cash deduction resulting from foreign currency devaluation.

($ in millions)

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDMC –
Other Mining
Employee severance	$0.2	(0.1)	(0.1)	—
Mothballing/ take-or-pay contracts	1.4	—	(0.8)	0.6

	1.6	(0.1)	(0.9)	0.6

PDI –
Specialty Chemicals
Disposal and dismantling	0.3	(0.3)	—	—
Environmental	0.6	(0.6)	—	—

	0.9	(0.9)	—	—

Wire and Cable
Take-or-pay contracts	1.1	(0.1)	—	1.0
Plant removal and dismantling	0.2	(0.2)	—	—

	1.3	(0.3)	—	1.0

	2.2	(1.2)	—	1.0

	$3.8	(1.3)	(0.9)	1.6

     PDMC’s Other Mining segment reassessment included a $0.1 million reclassification to long-term liabilities related to pension and other postretirement benefits.

     PDI’s Specialty Chemicals segment reassessment related to a Philippine plant for (i) a $0.3 million adjustment to disposal and dismantling charges and (ii) a $0.6 million for environmental costs that were relieved as the property was sold during the period.

     PDI’s Wire and Cable segment reassessment related to (i) a $0.1 million adjustment related to a lease contract and (ii) a $0.2 million adjustment related to dismantling charges at a Venezuelan plant, which included a $0.1 million non-cash deduction resulting from the devaluation of Venezuelan currency.

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

     In order to achieve the full $400 million target, PDMC chartered business improvement teams to drive performance improvement projects and best practices. The elimination of variance and waste are key factors in this process, coupled with the rapid transfer of best practices to all business units. On a quarterly basis, we document improvement successes, failures and potential projects yet to be implemented. New project ideas are generated at internal conferences where statistical analysis tools are utilized on current performance data to identify improvement opportunities. Improvement projects are prioritized and implemented accordingly.

     During 2002, we achieved $211 million in improvements, bringing total improvements since the program was announced in 2001 to $266 million. In the fourth quarter of 2002, we achieved $62 million in improvements bringing the annualized run rate to approximately $250 million.

     Following is a reconciliation of improvement dollars:

		Inception
		Through
	2002	2002

U.S. Mining Operations*	$134	177
South American Mines**	41	46
Primary Molybdenum	12	12

Total PDMC	187	235

Specialty Chemicals	9	9
Wire and Cable	14	14

Total PDI	23	23

Corporate	1	8

Total Quest for Zero	$211	266

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     These improvements resulted from a combination of administrative and operating staff reductions and mining operation refinements and improvements, including reduced mining rates at Tyrone, increased residual leach production at Morenci, incremental expansion at Cerro Verde, improved mine planning and sequencing at Sierrita, and a reduction in acid usage and improvements in leach recovery. Key elements of the plan going forward include six-sigma quality programs, technology innovations, global procurement savings and improved operating practices.

     Business Divisions

     Results for 2002, 2001 and 2000 can be meaningfully compared by separate reference to our reporting divisions, PDMC and PDI. PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods. (Refer to Note 21, Business Segment Data, to the Consolidated Financial Statements for further segment information.)

RESULTS OF PHELPS DODGE MINING COMPANY

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reportable segments.

     Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, and Tyrone) and three reportable segments in South America (Candelaria, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, they produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium, as by-products.

     The Manufacturing and Sales segment consists of conversion facilities including our smelters, refineries and rod mills, as well as sales and marketing. The Manufacturing and Sales segment sells copper to others primarily as rod, cathode or concentrate, and as rod to our Wire and Cable segment. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     The Primary Molybdenum segment consists of the Henderson and Climax mines and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemical and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     Other Mining includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

     Major operating and financial results of PDMC for the years 2002, 2001 and 2000 are illustrated in the following table:

($ in millions except per pound amounts)
	2002	2001		2000

Sales and other operating revenues to unaffiliated customers	$2,485.8	2,649.5		3,073.7
Operating income (loss)	$(65.0)	(83.6	)*	276.0	*
Copper production (thousand short tons):
Total production	1,275.6	1,410.9		1,459.0
Less minority participants’ shares (A)	246.8	250.8		258.7

Net Phelps Dodge share	1,028.8	1,160.1		1,200.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	1,051.1	1,170.8		1,200.6
Purchased copper	443.0	461.2		495.0

Total copper sales	1,494.1	1,632.0		1,695.6

LME average spot copper price per pound - cathodes	$0.71	0.72		0.82
COMEX average spot copper price per pound - cathodes	$0.72	0.73		0.84
Implied full unit cost of copper production per pound	$0.68	0.75	*	0.71
Implied cash unit cost of copper production per pound	$0.52	0.59	*	0.57
Molybdenum production (million pounds)	45.0	55.5		51.1
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	46.7	55.1		58.0
Purchased molybdenum	7.4	1.6		—

Total molybdenum sales	54.1	56.7		58.0

Metals Week:
Annual molybdenum dealer oxide mean price per pound	$3.77	2.36		2.56

* As restated.

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(thousand short tons)
	2002	2001	2000

Excluded copper production:
Morenci - for Sumitomo	61.9	58.8	62.5
Chino - for Heisei	19.3	25.9	44.7
Candelaria - for Sumitomo	43.9	48.6	45.0
El Abra - for CODELCO	121.7	117.5	106.5

	246.8	250.8	258.7

Note: Supplemental Data

     “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., London Metal Exchange average spot) for a given period versus PDMC’s operating income (loss) for the same period.

     There is no established common standard for calculating unit production costs in the copper industry. PDMC’s implied unit production costs indicator (which is based on readily accessible, publicly disclosed data) acts as a proxy to enable investors to follow and interpret cost trends over historical periods.

     PDMC calculates its “all-in operating margin per pound of copper sold” by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion and amortization; selling and general administrative expense; and exploration and research expense for the division’s operations) that is compared with the market price of copper to render an implied cost of copper production. Following is the calculation of implied unit cost of copper production for the years 2002, 2001 and 2000:

($ in millions except per pound amounts)
	2002	2001	2000

		As Restated

PDMC implied unit cost of copper production
Operating income (loss)	$(65.0)	(83.6)	276.0
Special operating items	(116.9)	(2.1)	(5.8)

Operating income (loss) excluding special items	$51.9	(81.5)	281.8

Copper sales from own mines - million pounds	2,102.2	2,341.7	2,401.1
Operating margin - per pound copper sold	$0.03	(0.03)	0.11
LME average spot copper price per pound - cathodes	$0.71	0.72	0.82
Implied full unit cost of copper production per pound	$0.68	0.75	0.71

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

     Total PDMC Division – Sales

     PDMC’s sales and other operating revenues to unaffiliated customers decreased by $163.7 million, or 6 percent, in 2002, compared with the corresponding 2001 period. This decrease was primarily due to lower sales volumes of copper (approximately $184 million), slightly lower average copper prices (approximately $42 million), and lower sales volumes of molybdenum (approximately $10 million); partially offset by higher molybdenum prices (approximately $50 million).

     In 2001, the decrease of $424.2 million, or 14 percent, in sales and other operating revenues to unaffiliated customers, compared with 2000, was primarily due to lower average copper prices (approximately $397 million) and lower molybdenum prices (approximately $20 million).

     Total PDMC Division - Operating Income (Loss)

     PDMC reported an operating loss of $65.0 million in 2002 including a special, net pre-tax charge of $116.9 million, compared with an operating loss of $83.6 million in 2001 including $2.1 million of special, net pre-tax charges, and operating income of $276.0 million in 2000 including a special, pre-tax charge of $5.8 million.

     The decrease in operating loss of $18.6 million for the year ended December 31, 2002, compared with 2001, primarily resulted from a lower implied unit cost of copper production (approximately $145 million including higher molybdenum earnings of approximately $20 million) and 240 million pounds of lower produced copper sales volumes (approximately $8 million). This was partially offset by lower average copper prices (approximately $19 million) and special, pre-tax charges of $116.9 million, compared with special, pre-tax charges of $2.1 million in 2001.

     During the fourth quarter of 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write-down Cobre’s assets by $115.5 million. Phelps Dodge took this action after revising mine plans and assessing recoverability. The impairment assessment used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of discounted cash flows for remaining ore reserves.

     The Hidalgo impairment included a $12.9 million write-down of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo would probably not be reconfigured to produce acid as originally anticipated and that the net book value of the Hidalgo assets would probably not be recovered. The power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value in the 2002 fourth quarter. The Company also recognized a $7.0 million charge for the estimated remaining costs of its closure obligation at Hidalgo.

     PDMC has reclassified material previously characterized as reserves at Ajo to mineralized material and recognized an impairment charge to write down Ajo’s assets by $18.1 million. This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

     The 2001 decrease in operating income of $359.6 million compared with 2000 was primarily due to lower copper prices (approximately $251 million), higher implied unit cost of copper production (approximately $105 million) and 59 million pounds of lower produced copper sales volumes (approximately $7 million).

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

     The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 2002. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged 72 cents in 2002, 73 cents in 2001 and 84 cents in 2000. Internationally, our copper selling prices are generally based on the LME spot price for cathode. The LME spot price per pound of copper averaged 71 cents in 2002, 72 cents in 2001 and 82 cents in 2000. The COMEX and LME prices averaged 76 cents and 75 cents per pound, respectively, for the first three months of 2003, and closed at 72 cents and 71 cents, respectively, on April 9, 2003.

     At December 31, 2002, we had outstanding provisionally priced sales of 25.8 million pounds. For each 1 cent per pound change in the realized copper price, revenue and pre-tax earnings would vary (plus or minus) approximately $0.3 million for provisionally priced pounds at December 31, 2002.

     In 2002, the full and cash implied unit cost of copper production each decreased 7 cents per pound, compared with the corresponding 2001 period. In 2002, approximately 3 cents of the cost improvement was due to lower energy costs, and the remainder was primarily due to operational improvements associated with the Company’s Quest for Zero program.

     In 2001, the full and cash implied unit cost of copper production increased 4 and 2 cents per pound, respectively, compared with the corresponding 2000 period, primarily due to slightly higher energy costs (approximately 1 cent). The remainder of the increase in the full implied unit cost was primarily due to depreciation expense.

     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs at our operations. During the first quarter of 2001 and much of 2000, our Arizona and New Mexico operations were affected adversely by significantly higher costs for all three.

     In response, PDMC implemented a power cost stabilization plan in March 2001 that consisted of an additional negotiated firm power contract; the construction of a power co-generation plant in New Mexico; short-term, alternating production curtailments at the Company’s Tyrone, Sierrita, Bagdad and Henderson operations; and a partial production curtailment at Chino.

     Additionally, to mitigate PDMC’s exposure to increases in diesel fuel and natural gas prices, we implemented several price protection programs in late 2000 and early 2001 designed to protect the Company against a significant upward movement in energy prices. The Company’s diesel fuel price protection program consisted of a combination of purchasing out-of-the-money (OTM) diesel fuel call options and fixed-price diesel fuel swaps for our North American operations. The OTM call options give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.” OTM call options are options with a “strike price” above the prevailing market price for that commodity when purchased.

     The OTM diesel fuel call options mitigated a portion of our exposure to volatile markets by capping the cost of the commodity if prices were to rise above the strike price. If the price of diesel fuel is lower than the strike price, the Company has the flexibility to purchase diesel fuel at prices lower than the strike price and the options expire with no value. The swaps allow us to establish a fixed price for a specific commodity product for delivery during a specific future period.

     Our natural gas price protection program consisted of purchasing OTM call options for our North American operations. OTM call options capped the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices were lower than the strike price.

     As a result of the above-mentioned plans and programs, in 2002 and 2001 Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices.

     Any material change in the price we receive for copper, or in PDMC’s implied unit cost of copper production, has a significant effect on our results. Based on expected 2003 annual production of approximately 2.1 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in average annual implied unit cost of copper production, causes a variation in annual operating income before taxes of approximately $21 million.

     Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod produced at our U.S. operations at the COMEX average price in the month of shipment, and copper cathode and concentrate produced at our international operations at the LME average price in the month of settlement with our customers. During 2002, PDMC sold approximately 21 percent, 22 percent and 57 percent of its copper as concentrates, copper cathode and copper rod, respectively.

     Additionally in 2002, operations outside the United States provided 27 percent of PDMC’s sales (including sales through PDMC’s U.S.-based sales company), compared with 22 percent in 2001 and 18 percent in 2000. During 2002, operations outside the United States contributed a reduction of 101 percent of the division’s operating loss, compared with a reduction of 69 percent of the division’s 2001 operating loss and a contribution of 51 percent to the division’s 2000 operating income.

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on December 31, 2002.

Note: Supplemental Data

     The following table summarizes PDMC’s special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items. Note: U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining; and South American Mines include Candelaria, Cerro Verde and El Abra.

($ in millions)
	2002	2001	2000

		As Restated

Special, pre-tax items:
U.S. Mining Operations	$(117.9)	(1.5)	(1.5)
South American Mines	—	—	—
Primary Molybdenum	1.0	(0.6)	(4.3)

	(116.9)	(2.1)	(5.8)

Segment operating income (loss) excluding special items:
U.S. Mining Operations	$(21.1)	(127.7)	146.9
South American Mines	65.4	57.3	139.5
Primary Molybdenum	7.6	(11.1)	(4.6)

	51.9	(81.5)	281.8

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special, pre-tax items and provisions in operating income (loss) were as follows:

($ in millions)
	2002

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

December 2002 impairments and provisions:
Asset impairment charges	$(146.5)	—	—
Accrued closure costs	(7.0)	—	—
Environmental provisions, net	(2.6)	—	1.0
October 2001 restructuring:
Reassessments of employee activities and take-or-pay contracts	5.1	—	—
Additional retirement benefits	(6.4)	—	—
Environmental insurance recoveries, net	16.9	—	—
Sale of non-core real estate	22.6	—	—

Special, pre-tax items	(117.9)	—	1.0

($ in millions)
	2001

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(14.9)	—	—
April 2001 operational improvement plan	(9.4)	—	(0.6)
October 2001 restructuring:
Original programs	(17.1)	—	—
Gain on sale of Sossego	39.9	—	—

Special, pre-tax items	(1.5)	—	(0.6)

($ in millions)
	2000

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

June 2000 restructuring programs	$(1.5)	—	(4.3)

Special, pre-tax items	(1.5)	—	(4.3)

PDMC Results By Reportable Segments

     The following tables summarize, on a segment basis, the production and sales statistics and the operating income (loss) and special items and provisions for 2002 and as restated for 2001 and 2000. (Refer to Note 22, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements included elsewhere in the Form 10-K for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

	U.S. Mines

		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal

2002
Copper production (thousand short tons):
Total production	412.7	160.2	10.6	53.8	69.9	707.2
Less minority participants’ shares	(61.9)	—	—	(17.9)	—	(79.8)

Net Phelps Dodge share	350.8	160.2	10.6	35.9	69.9	627.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	350.8	176.1	15.3	35.8	69.9	647.9
Purchased copper	—	—	—	—	—	—

Total copper sales	350.8	176.1	15.3	35.8	69.9	647.9

($ in millions)
Operating income (loss)	$24.1	20.2	(15.6)	(110.4)	1.6	(80.1)
Special items and provisions	$(0.5)	0.3	(2.3)	(117.2)	—	(119.7)

2001
Copper production (thousand short tons):
Total production	391.6	249.5	44.3	78.2	76.4	840.0
Less minority participants’ shares	(58.8)	—	—	(26.1)	—	(84.9)

Net Phelps Dodge share	332.8	249.5	44.3	52.1	76.4	755.1

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	333.0	258.0	46.9	52.1	76.4	766.4
Purchased copper	—	—	—	—	—	—

Total copper sales	333.0	258.0	46.9	52.1	76.4	766.4

($ in millions)
Operating income (loss)	$(61.9)	11.5	(5.1)	(15.5)	(16.3)	(87.3)
Special items and provisions	$(1.5)	(6.9)	(3.6)	(3.0)	(1.9)	(16.9)

2000
Copper production (thousand short tons):
Total production	417.0	245.7	59.4	135.6	79.3	937.0
Less minority participants’ shares	(62.5)	—	—	(45.2)	—	(107.7)

Net Phelps Dodge share	354.5	245.7	59.4	90.4	79.3	829.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	354.4	245.7	59.3	90.4	79.2	829.0
Purchased copper	—	—	—	—	—	—

Total copper sales	354.4	245.7	59.3	90.4	79.2	829.0

($ in millions)
Operating income (loss)	$81.7	53.4	15.7	9.7	3.5	164.0
Special items and provisions	$—	—	(1.5)	—	—	(1.5)

Refer to segment discussion on pages 74 through 82.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 74 and 75 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

	South American Mines

	Candelaria	Cerro Verde	El Abra	Subtotal

2002
Copper production (thousand short tons):
Total production	219.5	95.3	248.2	563.0
Less minority participants’ shares	(43.9)	—	(121.7)	(165.6)

Net Phelps Dodge share	175.6	95.3	126.5	397.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	174.6	94.9	129.6	399.1
Purchased copper	35.8	—	56.5	92.3

Total copper sales	210.4	94.9	186.1	491.4

($ in millions)
Operating income (loss)	$47.6	24.8	(7.0)	65.4
Special items and provisions	$—	—	—	—

2001
Copper production (thousand short tons):
Total production	243.2	84.9	239.8	567.9
Less minority participants’ shares	(48.6)	—	(117.5)	(166.1)

Net Phelps Dodge share	194.6	84.9	122.3	401.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	190.1	84.7	126.7	401.5
Purchased copper	37.0	—	5.8	42.8

Total copper sales	227.1	84.7	132.5	444.3

($ in millions)
Operating income (loss)	$50.0	1.8	5.5	57.3
Special items and provisions	$—	—	—	—

2000
Copper production (thousand short tons):
Total production	224.7	78.7	217.4	520.8
Less minority participants’ shares	(45.0)	—	(106.5)	(151.5)

Net Phelps Dodge share	179.7	78.7	110.9	369.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	181.5	78.8	109.5	369.8
Purchased copper	5.0	—	—	5.0

Total copper sales	186.5	78.8	109.5	374.8

($ in millions)
Operating income (loss)	$78.3	19.6	41.6	139.5
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 74 through 82.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 74 and 75 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

2002
Copper production (thousand short tons):
Total production	—	5.4	—	1,275.6
Less minority participants’ shares	—	(1.4)	—	(246.8)

Net Phelps Dodge share	—	4.0	—	1,028.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	4.1	—	1,051.1
Purchased copper	—	350.7	—	443.0

Total copper sales	—	354.8	—	1,494.1

Molybdenum production (thousand pounds):
Primary - Henderson	20,517	—	—	20,517
By-product	24,448	—	—	24,448

Total production	44,965	—	—	44,965

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	46,665	—	—	46,665
Purchased molybdenum	7,393	—	—	7,393

Total molybdenum sales	54,058	—	—	54,058

($ in millions)
Operating income (loss)	$8.6	5.1	(64.0)	(65.0)
Special items and provisions	$1.0	0.2	1.6	(116.9)

2001
Copper production (thousand short tons):
Total production	—	3.0	—	1,410.9
Less minority participants’ shares	—	0.2	—	(250.8)

Net Phelps Dodge share	—	3.2	—	1,160.1

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	2.9	—	1,170.8
Purchased copper	—	418.4	—	461.2

Total copper sales	—	421.3	—	1,632.0

Molybdenum production (thousand pounds):
Primary - Henderson	18,603	—	—	18,603
By-product	36,912	—	—	36,912

Total production	55,515	—	—	55,515

Less minority participants’ shares	(50)			(50)

Net Phelps Dodge share from own mines	55,465	—	—	55,465

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	55,105	—	—	55,105
Purchased molybdenum	1,609	—	—	1,609

Total molybdenum sales	56,714	—	—	56,714

($ in millions)
Operating income (loss)	$(11.7)	14.2	(56.1)	(83.6)
Special items and provisions	$(0.6)	(6.9)	22.3	(2.1)

Refer to segment discussion on pages 74 through 82.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 74 and 75 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

2000
Copper production (thousand short tons):
Total production	—	1.2	—	1,459.0
Less minority participants’ shares	—	0.5	—	(258.7)

Net Phelps Dodge share	—	1.7	—	1,200.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	1.8	—	1,200.6
Purchased copper	—	490.0	—	495.0

Total copper sales	—	491.8	—	1,695.6

Molybdenum production (thousand pounds):
Primary - Henderson	19,727	—	—	19,727
By-product	31,751	—	—	31,751

Total production	51,478	—	—	51,478

Less minority participants’ shares	(419)	—	—	(419)

Net Phelps Dodge share from own mines	51,059	—	—	51,059

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	57,988	—	—	57,988
Purchased molybdenum	—	—	—	—

Total molybdenum sales	57,988	—	—	57,988

($ in millions)
Operating income (loss)	$(8.9)	47.8	(66.4)	276.0
Special items and provisions	$(4.3)	—	—	(5.8)

Refer to segment discussion on pages 74 through 82.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 74 and 75 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The U.S. mines transfer their copper production to the Manufacturing and Sales segment of PDMC. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 40 to 45 percent of their copper to the Manufacturing and Sales segment in 2002, 2001 and 2000. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

($ in millions)	2002	2001	2000

U.S. Mining Operations*
Unaffiliated customers	$1,844.3	2,070.0	2,495.1
Intersegment elimination	(289.8)	(233.7)	(264.0)

	1,554.5	1,836.3	2,231.1

South American Mines**
Unaffiliated customers	372.8	353.2	327.5
Intersegment	289.8	233.7	264.0

	662.6	586.9	591.5

Primary Molybdenum
Unaffiliated customers	268.7	226.3	251.1
Intersegment	—	—	—

	268.7	226.3	251.1

Total PDMC
Unaffiliated customers	$2,485.8	2,649.5	3,073.7

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     U.S. Mines, Other Mines and Manufacturing and Sales Segments – Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mines and Manufacturing and Sales decreased $225.7 million, or 11 percent, in 2002, compared with 2001. This decrease was primarily due to lower sales volumes of copper (approximately $220 million).

     In 2001, the decrease of $425.1 million, or 17 percent, in sales and other operating revenues to unaffiliated customers, compared with 2000, was primarily due to lower average copper prices (approximately $379 million).

     South American Mines Segments - Sales

     South American Mines’ sales and other operating revenues to unaffiliated customers increased $19.6 million, or 6 percent, in 2002, compared with 2001. This increase was primarily due to higher sales volumes of copper (approximately $36 million) and higher precious metal sales (approximately $5 million), partially offset by lower copper realized prices (approximately $22 million).

     In 2001,the increase of $25.7 million, or 8 percent, in sales and other operating revenues to unaffiliated customers, compared with 2000, was primarily due to higher sales volumes of copper (approximately $73 million), partially offset by lower copper realized prices (approximately $34 million) and lower precious metal sales (approximately $17 million).

     Primary Molybdenum Segment - Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $42.4 million, or 19 percent, in 2002, compared with 2001. This increase was primarily due to higher average molybdenum prices (approximately $50 million), partially offset by lower sales volumes of molybdenum (approximately $10 million).

     In 2001, the decrease of $24.8 million, or 10 percent, in sales and other operating revenues, compared with 2000, to unaffiliated customers was primarily due to lower average molybdenum prices (approximately $20 million) and lower sales volumes of molybdenum (approximately $5 million).

Operating Income (Loss) for Copper (U.S. and South America) and Molybdenum

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital of PDMC’s segments that may not be reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

	2002	2001	2000

($ in millions)		As Restated

U.S. Mining Operations*	$(139.0)	(129.2)	145.4
South American Mines**	65.4	57.3	139.5
Primary Molybdenum	8.6	(11.7)	(8.9)

Total PDMC	$(65.0)	(83.6)	276.0

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

U.S. Mining Operations – Operating Income (Loss)

     U.S. Mining Operations reported an operating loss of $139.0 million including a special, net pre-tax charge of $117.9 million in 2002, compared with an operating loss of $129.2 million in 2001 including $1.5 million of special, net pre-tax charges, and operating income of $145.4 million, including a special, pre-tax charge of $1.5 million in 2000.

     The increase in operating loss of $9.8 million for the year ended December 31, 2002, compared with 2001, primarily resulted from a 1 cent per pound lower average copper price (approximately $12 million) and special, pre-tax charges of $117.9 million compared with special, pre-tax charges of $1.5 million in 2001, mostly offset by lower cost of copper production, including exploration expenses, (approximately $118 million) primarily due to Quest for Zero improvements. The decrease in operating income of $274.6 million for 2001 compared with 2000 was due to an 11 cents per pound lower average copper price (approximately $175 million), 123 million pounds of lower produced sales volume (approximately $12 million), and higher cost of copper production, including exploration expenses, (approximately $85 million) primarily due to higher energy costs and higher depreciation.

Note: Supplemental Data

     The following table summarizes U.S. Mining Operations special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items:

	2002	2001	2000

($ in millions)		As Restated

Special, pre-tax items	$(117.9)	(1.5)	(1.5)
Segment operating earnings (losses) excluding special items	$(21.1)	(127.7)	146.9

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     In 2002, the special, net pre-tax charge was as follows: (i) a $115.5 million charge associated with an asset impairment at Cobre; (ii) a $19.9 million charge associated with an asset impairment at Hidalgo ($12.9 million) and an associated accrual for closure costs ($7.0 million); (iii) an $18.1 million charge associated with an asset impairment at Ajo; (iv) a $1.6 million charge for environmental provisions; (v) a $5.1 million pre-tax gain for the reassessment of the October 2001 restructuring programs; (vi) a $6.4 million charge for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations were expected to remain curtailed beyond one year from their January 2002 curtailment; (vii) a $16.9 million gain, net of fees and expenses, from recoveries associated with insurance settlements on historic environmental claims; and (viii) a $22.6 million gain on the sale of a non-core parcel of real estate in New Mexico.

     In the 2001 fourth quarter, we announced a series of actions to address the then-current economic environment, including changes in copper operations that led to curtailment of certain facilities that would ultimately lead to the reduction of approximately 220,000 metric tons of copper production annually (including our partner’s share), approximately 14 million pounds of by-product molybdenum annually, and the reduction of approximately 1,500 positions mostly in January 2002, that resulted in a special, net charge of $17.1 million. Because of the effect of production ramping down, we anticipated only 170,000 metric tons of curtailment to be realized in 2002.

     The affected portions of these operations remain temporarily curtailed as a result of the continued adverse economic environment. Overall copper production from all operations varied in 2002 from our original estimates due largely to the following factors:

•	better than expected performance from the non-curtailed portions of some of our operations; and

•	improvements in efficiencies resulting from the Company’s Quest for Zero process and mine planning actions.

     Because of improvements in the portions of curtailed operations that remained in production, and because a certain amount of ramp-down of the curtailed production occurred during the year, actual curtailment of production in 2002 was approximately 130,000 metric tons of copper.

     We believe our curtailment plan allows us the flexibility to quickly restart operations when copper market fundamentals experience a sustained improvement.

     During 2002, the physical curtailments that were announced in the 2001 fourth quarter were made as planned. The specific actions and resulting production impact were as follows:

•	The Chino mining operation and smelter were temporarily curtailed. These actions followed temporary suspension of the concentrator operation in the second quarter of 2001. All of these actions were taken due to continuing depressed copper market conditions and the need to balance smelter feed and sulfuric acid production and consumption.

All of these facilities remained curtailed through 2002. As planned, Chino’s SX/EW operations continued producing copper through leaching of existing stockpiles. The production from these stockpiles was expected to decline steadily during 2002, ultimately resulting in a predicted reduction in copper production. However, higher-than-expected leach extraction from these stockpiles and operational improvements through the Company’s Quest for Zero process resulted in higher production than had been predicted.

•	The Miami mine and refinery were temporarily curtailed. These actions were taken due to continuing depressed copper market conditions, to balance sulfuric acid consumption, and to balance refinery feed within PDMC.

All of these facilities remained suspended throughout 2002. The Miami SX/EW operations continued producing copper in 2002 and, by year-end, produced approximately 10,000 tons of copper above what was anticipated in the curtailment plan.

•	The Bagdad concentrator operation was reduced to one-half capacity. The Bagdad mining operation was also reduced to a level that provided adequate ore to the reduced concentrator operation. Bagdad’s SX/EW operations continued normally.

These physical reductions continued through 2002. Concentrator throughput was adjusted periodically during the year to balance concentrate requirements at our Miami smelting operation, which continued to produce normally. Production from Bagdad was unexpectedly higher than predicted due to:

1. normal variation in mine plans that resulted in higher average ore grade; and

2. Quest for Zero improvements that resulted in improved milling efficiency and improved copper recovery in flotation.

•	The Sierrita concentrator operation was reduced to one-half capacity. The Sierrita mining operation also was reduced to a level that provided adequate ore to the reduced concentrator operation. Sierrita’s SX/EW operations continued normally.

These physical reductions continued through 2002. Copper production from Sierrita was unexpectedly higher than predicted due to:

1. normal variation in mine plans that resulted in higher average ore grade; and

2. Quest for Zero improvements that resulted in improved milling efficiency and improved copper recovery in flotation.

     The following table provides curtailment rationale and other details for temporary curtailments taken in 2001 at our U.S. copper mines:

Approximate
		Annual Copper	Approximate
	Date of	Production	Production
	Announced	Reduction	Reduction in 2002
Affected Facility	Curtailment	(million lbs.)	(million lbs.)	Reason for Reduction

Chino, New Mexico • Mine • Smelter	October 23, 2001	150	45	• High worldwide copper inventory • Balance smelter feed and sulfuric acid supply

Miami, Arizona • Mine • Refinery	October 23, 2001	100	61	• High worldwide copper inventory • Balance sulfuric acid production and consumption • Balance anode production and consumption

Bagdad, Arizona • Mine • Concentrator (50%)	October 23, 2001	140 (plus 7 million lbs. molybdenum)	89 (plus 4 million lbs. molybdenum)	• High worldwide copper inventory • Molybdenum market conditions, including the overall molybdenum market supply-demand fundamentals, inventory levels and published prices

Sierrita, Arizona • Mine • Concentrator (50%)	October 23, 2001	100 (plus 7 million lbs. molybdenum)	88 (plus 8 million lbs. molybdenum)	• High worldwide copper inventory • Molybdenum market conditions, including the overall molybdenum market supply-demand fundamentals, inventory levels and published prices

Chino, New Mexico • Mine • Concentrator	March 26, 2001	136	150	• Economic outlook, copper price and power availability

Tyrone, New Mexico • Mine	March 26, 2001	Short-term sequential production curtailments	Short-term sequential production curtailments	• Allocation of economic electrical energy across enterprise

Bagdad, Arizona • Mine • Concentrator	March 26, 2001	Short-term sequential production curtailments	Short-term sequential production curtailments	• Allocation of economic electrical energy across enterprise

Sierrita, Arizona • Mine • Concentrator	March 26, 2001	Short-term sequential production curtailments	Short-term sequential production curtailments	• Allocation of economic electrical energy across enterprise

     Any decision to recommence full operations at these sites will depend on several factors including then-prevailing copper prices, management’s assessment of copper market fundamentals and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of curtailed or new projects of competitors being brought back into production. While there is no single copper price threshold that would necessarily trigger the recommencement of full operations at any of these sites, management does not expect to recommence operations until there has been a significant improvement in copper market fundamentals or a production integration inefficiency that could be alleviated by such recommencement.

     Additionally in 2001, Phelps Dodge announced in the second quarter a restructuring of our professional, administrative and operations support functions, as well as various other operational improvements that resulted in a net charge of $9.4 million. In the fourth quarter, a $14.9 million charge was recognized for environmental provisions for closed facilities and closed portions of operating facilities and a $39.9 million gain from the sale of our 50 percent interest in a copper project in Brazil.

     During 2000, our Miami, Arizona, copper mine reduced its mining activities. The new mine plan temporarily suspended stripping in a higher cost portion of the mine and has allowed the redistribution of a variety of mining equipment, including shovels and haul trucks, to other PDMC operations to reduce overall capital expenditures. The reduction of mining activities resulted in a special, pre-tax charge of $1.5 million for severance and other related costs.

     We have approximately 760 million pounds of annual copper production capacity (100 percent basis) that could be brought to the market with minimal lead-time (715 million pounds in the United States and 45 million pounds internationally). This curtailed capacity is located at eight of our mine sites, all with existing infrastructures. Approximately 665 million pounds of this curtailed annual capacity is located at our active mine sites and approximately 95 million pounds is located at inactive sites (50 million at Cobre and 45 million at Ojos del Salado).

     We had previously estimated our turn-up capacity to be approximately 1 billion pounds. Due to several factors, we have reduced this estimate of turn-up capacity to approximately 760 million pounds. These factors include:

•	Quest for Zero projects which have improved the extraction of copper from existing leach stockpiles and from those properties operating at reduced rate. Because this additional copper production uses a portion of the production facilities, less net turn-up capacity is available.

•	We changed our long-term copper price assumption to 90 cents per pound from 93 cents per pound, resulting in a revision to near-term mine plans and marginally decreasing the ultimate production rate at some properties.

•	A significant amount of mining equipment has recently been transferred from curtailed properties to support our active mining operations. Bringing the curtailed operations back into production will require the replacement of some of this equipment. The restarted production must justify this replacement capital expenditure. This decreases the quantity of production that can be re-established with our current economic criteria. Capital expenditures and associated start-up expenses could approach $100 million depending on the timing and configuration of the operations.

     Other steps necessary to recommence operations include such actions as assembling an appropriate labor force, preparation and set-up of idle equipment, restocking consumables and similar activities. We believe each of the curtailed facilities could be brought into production within a few months to a year depending on the status of applicable environmental permitting.

     The following table summarizes the approximate curtailed annual production as of December 31, 2002, by property:

Approximate Curtailed
Copper Production
Capacity at December 31, 2002
Property	(in million pounds)

U.S. Mines:
Morenci	150
Tyrone	30
Sierrita	80
Bagdad	100
Chino	195
Miami	110
Cobre	50

Total U.S. Mines	715

South American Mines:
Ojos del Salado	45

Total PDMC	760

     We have additional sources of copper that could be developed; however, this would require the development of greenfield projects or major brownfield expansions that would involve much greater capital expenditures and far longer lead-times than would be the case for facilities on care-and-maintenance status. The capital expenditures required to develop such additional production capacity include the costs of necessary infrastructure and would be substantial. In addition, significant lead-time would be required for permitting and construction.

     The Company bases its decisions to curtail production on a variety of factors. We may temporarily curtail production in response to external, macro-level factors such as currently prevailing and projected global copper production and demand, and the magnitude and trend of world copper inventories. We may simply prefer to avoid depleting valuable, finite ore reserves unnecessarily during periods of potentially low margins despite the fact that cash flow and/or earnings may be positive at the time. The lead times involved in curtailing and restarting open-pit copper mines are such that careful consideration must be given to long-term planning rather than immediate reaction to price fluctuations.

     Our decisions concerning curtailment of mining operations also take into account molybdenum market conditions at appropriate locations. This includes the overall molybdenum market supply-demand fundamentals, inventory levels and published prices.

     We also may adjust production at various properties in response to internal, micro-level factors such as the need to balance smelter feed or an internal shortage of sulfuric acid for our leaching operations. In other cases, facilities may be temporarily curtailed as a result of changes in technology that may make one technology, at a given copper price, more attractive than another technology. Unique regional issues, such as the energy crisis in the southwestern United States in 2000 and 2001, also may result in temporary curtailments.

     The 2002 exploration program continued to place emphasis on the search for and delineation of large-scale copper, and copper and gold deposits. Phelps Dodge expended $20.0 million on worldwide exploration during 2002, compared with $36.8 million in 2001 and $39.7 million in 2000. Approximately 33 percent of the 2002 expenditures occurred in the United States and 31 percent was spent at both our domestic and international mine sites. The balance of exploration expenditures was spent principally in Central Africa, Chile, Mexico, Europe, Peru and Australasia.

     Morenci Segment – Operating Income (Loss)

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent interest in Morenci and apply the proportional consolidation method of accounting. Copper sales in 2002 totaled 350,800 tons, compared with 333,000 and 354,400 tons in 2001 and 2000, respectively. Phelps Dodge’s share of copper production in 2002 totaled 350,800 tons, compared with 332,800 and 354,500 tons in 2001 and 2000, respectively. Operating income of $24.1 million in 2002 increased $86.0 million compared with 2001, primarily due to lower cost of copper production (approximately $87 million); partially offset by lower average copper prices (approximately $6 million). An operating loss of $61.9 million in 2001 decreased by $143.6 million compared with 2000, primarily due to lower average copper prices (approximately $76 million), higher cost of copper production (approximately $56 million) and lower copper sales volumes (approximately $5 million).

     Bagdad/Sierrita Segment – Operating Income (Loss)

     Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates. Copper sales in 2002 totaled 176,100 tons, compared with 258,000 and 245,700 tons in 2001 and 2000, respectively. Additionally, copper production decreased in 2002 to 160,200 tons from 249,500 and 245,700 tons in 2001 and 2000, respectively. The 2002 decreases resulted from the previously mentioned curtailments. The 2002 operating income of $20.2 million in 2002 increased $8.7 million compared with 2001, primarily due to lower pre-tax special charges of $7.2 million. Operating income of $11.5 million in 2001 decreased $41.9 million compared with 2000, primarily due to lower average copper prices (approximately $59 million) and higher special charges of $6.9 million; partially offset by improved cost of copper production (approximately $25 million).

     Miami/Bisbee Segment – Operating Income (Loss)

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. The Bisbee precipitation operation is located in Arizona. Copper sales in 2002 totaled 15,300 tons, compared with 46,900 and 59,300 tons in 2001 and 2000, respectively. Additionally, copper production decreased in 2002 to 10,600 tons from 44,300 and 59,400 tons in 2001 and 2000, respectively. The 2002 decreases resulted from the previously mentioned curtailments. The 2002 operating loss of $15.6 million increased $10.5 million compared with 2001, primarily due to higher shutdown costs (approximately $12 million). The 2001 operating loss of $5.1 million increased $20.8 million compared with 2000, primarily due to lower average copper prices (approximately $11 million) and higher cost of copper production (approximately $9 million).

     Chino/Cobre Segment – Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores. We own a two-thirds partnership interest in Chino and apply the proportional consolidation method of accounting. Our wholly owned Cobre mine which is adjacent to the Chino mine is on care-and-maintenance status. Copper sales in 2002 totaled 35,800 tons, compared with 52,100 and 90,400 tons in 2001 and 2000, respectively. Additionally, Phelps Dodge’s share of copper production decreased in 2002 to 35,900 tons from 52,100 and 90,400 tons in 2001 and 2000, respectively. The 2002 decreases resulted from the previously mentioned curtailments. The 2002 operating loss of $110.4 million increased $94.9 million compared with 2001, primarily due to the net pre-tax charge of $115.5 million associated with the previously mentioned asset impairment at Cobre; partially offset by improved cost of copper production (approximately $22 million). The 2001 operating loss of $15.5 million increased $25.2 million compared with 2000, primarily due to lower average copper prices (approximately $12 million), higher cost of copper production (approximately $11 million) and lower copper sales volumes (approximately $6 million).

     Tyrone Segment – Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, primarily mines copper oxide ore. It produces electrowon copper cathode. Copper sales in 2002 totaled 69,900 tons, compared with 76,400 and 79,200 tons in 2001 and 2000, respectively. Additionally, copper production decreased in 2002 to 69,900 tons from 76,400 and 79,300 tons in 2001 and 2000, respectively. The 2002 operating income of $1.6 million increased $17.9 million compared with 2001, due to lower cost of copper production (approximately $15 million). The 2001 operating loss of $16.3 million increased $19.8 million compared with 2000 operating income of $3.5 million, primarily due to lower average copper price (approximately $17 million); partially offset by lower cost of copper production (approximately $1 million).

South American Mines – Operating Income

     South American Mines reported operating income in 2002 of $65.4 million, compared with operating income of $57.3 million in 2001 and $139.5 million in 2000.

     The increase in operating income of $8.1 million in 2002 compared with 2001, primarily resulted from a lower cost of copper production (approximately $14 million); partially offset by a 1 cent per pound lower average copper price (approximately $7 million).

     The decrease in operating income of $82.2 million in 2001 compared with 2000, primarily resulted from a 10 cents per pound lower average copper price (approximately $84 million).

     See U.S. Mining Operations – Operating Income (Loss) for a discussion of curtailed production, factors influencing the decision to recommence full operations and the principal steps necessary to recommence such operations.

     Candelaria Segment – Operating Income

     The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. Copper sales in 2002 totaled 210,400 tons, compared with 227,100 and 186,500 tons in 2001 and 2000, respectively. Additionally, Phelps Dodge’s share of copper production decreased in 2002 to 175,600 tons from 194,600 and 179,700 tons in 2001 and 2000, respectively. Operating income of $47.6 million in 2002 decreased $2.4 million compared with 2001, primarily due to lower copper sales volumes (approximately $4 million), higher cost of copper production (approximately $5 million); partially offset by higher net concentrate selling prices (approximately $8 million). Operating income of $50.0 million in 2001 decreased $28.3 million compared with 2000, primarily due to lower average copper prices (approximately $40 million); partially offset by lower cost of copper production (approximately $13 million) and higher copper sales volumes (approximately $4 million).

     Cerro Verde Segment – Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathode. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate and show the minority interest. Copper sales in 2002 totaled 94,900 tons, compared with 84,700 and 78,800 tons in 2001 and 2000, respectively. Additionally, copper production increased in 2002 to 95,300 tons from 84,900 and 78,700 tons in 2001 and 2000, respectively. The 2002 operating income of $24.8 million increased $23.0 million from 2001, primarily due to lower cost of copper production (approximately $21 million). The 2001 operating income of $1.8 million decreased $17.8 million compared with 2000, primarily due to lower average copper prices (approximately $18 million) and higher cost of copper production (approximately $1 million).

     El Abra Segment – Operating Income (Loss)

     The El Abra open-pit mine is located in northern Chile and produces copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. The remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. El Abra completed its $70 million project (including our partner’s share) to leach uncrushed run-of-mine (ROM) material in December 2001, and started ROM production in January 2002. ROM allows El Abra to maintain tank house design capacity. During 2002, El Abra produced approximately 14 percent of its total production from ROM, establishing a new production record. Copper sales in 2002 totaled 186,100 tons, compared with 132,500 and 109,500 tons in 2001 and 2000, respectively. Additionally, Phelps Dodge’s share of copper production slightly increased in 2002 to 126,500 tons from 122,300 and 110,900 tons in 2001 and 2000, respectively. The 2002 operating loss of $7.0 million increased $12.5 million from 2001, primarily due to higher cost of copper production (approximately $8 million). The 2001 operating income of $5.5 million decreased $36.1 million compared with 2000, primarily due to lower average copper prices (approximately $26 million), higher cost of copper production (approxi-

mately $10 million); partially offset by higher copper sales volumes (approximately $6 million).

     El Abra’s financial performance has been hampered in recent years by low copper prices and high debt service burden, resulting in cash shortfalls of approximately $60 million in 2002 and $70 million in 2001 that were covered by subordinated loans from Phelps Dodge and CODELCO. Payments of scheduled long-term debt for 2002 totaled approximately $105 million (divided into semi-annual payments due in May and November).

     Primary Molybdenum – Operating Income (Loss)

     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates which is further processed into value-added molybdenum chemical products.

     Primary Molybdenum operations reported operating income in 2002 of $8.6 million including a special, net pre-tax gain of $1.0 million, compared with an operating loss of $11.7 million in 2001 including $0.6 million of special, net pre-tax charges, and an operating loss in 2000 of $8.9 million, including a special, pre-tax charge of $4.3 million. The 2002 increase in operating income of $20.3 million compared with 2001, primarily was due to higher average molybdenum prices (approximately $50 million) and lower primary molybdenum costs ($12 million); partially offset by higher costs of purchased molybdenum ($32 million) and lower sales volumes of molybdenum (approximately $10 million). The operating loss in 2001 increased $2.8 million compared with 2000, due to lower average molybdenum prices (approximately $20 million), lower sales volumes of molybdenum (approximately $5 million) and higher costs of purchased molybdenum ($6 million); partially offset by lower primary molybdenum costs ($18 million), a lower of cost or market inventory adjustment in 2000 ($7 million) and lower special charges of $3.7 million.

Note: Supplemental Data

     The following table summarizes Primary Molybdenum’s special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items:

	2002	2001	2000

($ in millions)		As Restated

Special, pre-tax items	$1.0	(0.6)	(4.3)
Segment operating earnings (losses) excluding special items	$7.6	(11.1)	(4.6)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     The following table provides curtailment rationale and other details for temporary curtailments taken in 2000 at our primary molybdenum operations (see U.S. Mining Operations – Operating Income for a discussion of by-product molybdenum production curtailments):

Approximate
		Annual Molybdenum	Approximate
	Date of	Production	Production
	Announced	Reduction	Reduction in 2002
Affected Facility	Curtailment	(million lbs.)	(million lbs.)	Reason for Reduction

Henderson, Colorado • Mine	May 8, 2000	5	3	• Molybdenum market conditions, including the overall molybdenum market supply-demand fundamentals, inventory levels and published prices.

     The molybdenum market is generally characterized by cyclical and volatile prices, little product differentiation and strong competition. The Platts Metals Week molybdenum technical grade (dealer oxide) mean price averaged $3.77 per pound in 2002, compared with $2.36 and $2.56 per pound in 2001 and 2000, respectively. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. China exports quantities of molybdenum that represent a significant portion of world consumption. China also imports quantities of molybdenum but usually, we believe, in quantities significantly less than it exports. Because of their size, China’s net exports can significantly affect the balance of supply and demand, and pricing, in the world molybdenum market.

     Our current annual molybdenum production is approximately 45 million pounds (approximately 20 million pounds from primary mines and 25 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin) for molybdenum oxide, plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $32 million (subject to any negotiated limitations in outstanding customer agreements).

     PDMC - Other Matters

     New Mexico Reclamation

     Mining and smelting operations with leaching, tailing ponds, surface impoundments and other discharging facilities in New Mexico are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) Regulations. The Chino, Cobre and Tyrone mines and the Hidalgo smelter each have obtained multiple discharge permits for their operations, which specify operational, monitoring and notification requirements. These permits are issued for five-year terms and require renewal following the end of each permit term. The WQCC Regulations authorize the New Mexico Environment Department (NMED), which administers the discharge permit program, to require the submission of closure plans showing how applicable discharge permit requirements will be met following closure. Under certain circumstances, NMED also may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

     Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also expects to appeal. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

     Chino, Cobre and Tyrone also are subject to permit requirements under NMMA, which was passed in 1993. Following adoption of the New Mexico Mining Act Rules (NMMAR) in 1994, Chino, Cobre and Tyrone received initial permits as existing mining operations under NMMAR in 1997. These permits require revisions to incorporate approved closeout plans, which consist of plans for reclamation of the mining operations to achieve a self-sustaining ecosystem or an approved post-mining land use following cessation of operations at a mine. Existing mining operations may seek a waiver of these reclamation standards for open pits and waste units based upon a demonstration that achieving these standards is technically or economically infeasible or environmentally unsound, as long as measures will be taken to meet air and water quality standards following closure.

     NMMAR originally required approval of a closeout plan for an existing mining operation by December 31, 1999, based upon an extension granted by the Director of the Mining and Minerals Division (MMD). NMMAR subsequently was amended to extend the deadline for closeout plan approval until December 31, 2001, and later to October 1, 2002. NMMAR contains a requirement that NMED must provide MMD with a determination that a closeout plan meets applicable environmental standards, including air and water quality standards, before MMD can approve the closeout plan. NMED’s policy is to issue this determination after it has issued closure permits for the facility that submits the closeout plan. In early 2001, Chino, Cobre and Tyrone submitted comprehensive “closure/closeout plans” (CCPs) to both NMED and MMD intended to address the requirements of both the WQCC Regulations and NMMAR. Approval of the CCPs under NMMAR would require the granting of waivers by MMD as authorized under NMMAR. The CCPs were the subject of the public hearings before NMED for Chino and Tyrone, as discussed above.

     As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval for Chino is now due by September 24, 2003, and the closeout plan approval date for Tyrone should be about April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

     NMMAR contains specific requirements regarding financial assurance that must be provided to MMD to assure that sufficient funds would be available to MMD to carry out the closeout plan in the event of a default by the permittee. NMED also may require financial assurance under the WQCC Regulations. The financial assurance requirements are based upon the net present value of estimated costs to carry out the requirements of the closure permit and the approved closeout plan, assuming the state would hire a third-party contractor to conduct the work. Actual reclamation costs may differ significantly from the costs estimated under the permits due to advances in technology and reclamation techniques and opportunities to prepare each site for more efficient reclamation through careful development of the site over time. Consequently, the estimated costs under the permits are higher than the cost the Company would be expected to incur if the Company performed the work.

     The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $391 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period. This cost estimate will be adjusted to include the cost of technical studies required under the permit conditions after a cost estimate for those costs has been approved by NMED. The Company’s two-thirds share of NMED’s $391 million estimate is approximately $261 million and our joint venture partner’s cost share is approximately $130 million. We estimate total costs to achieve the closure standards required by

NMED to be approximately $261 million. The Company’s cost estimate to achieve the New Mexico closure standards is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $174 million and our joint venture partner’s cost share is approximately $87 million. At December 31, 2002 and 2001, we had accrued approximately $8 million and $5 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

     NMED estimated the cost to carry out the requirements of its proposed closure permit for Tyrone at approximately $440 million, without discounting or escalation, under NMED’s proposal at the May 2002 hearing; Tyrone estimated the cost of its proposal at approximately $328 million, without discounting or escalation over a 100-year operating period. NMED has not yet supplied its proposed cost estimate for Cobre. The proposed terms of the closure permits would require additional studies over the five-year term of the permits to refine the closure plan. The plan requirements and cost estimates may increase or decrease based upon the results of the studies and other factors, including changes in technology, completion of some closure and reclamation work, and inflation.

     Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At December 31, 2002 and 2001, we had accrued closure costs of approximately $27 million and $8 million, respectively, at Tyrone and approximately $2 million at Cobre.

     Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by the hearing officer, the financial assurance amount for Chino could be approximately $189 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

     NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Currently, under “interim” financial assurance required under the terms of their NMED closure permits, Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance, respectively, which is held by NMED. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates and may involve material cost depending on the form of financial assurance provided. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

RESULTS OF PHELPS DODGE INDUSTRIES

     PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses including magnet wire, energy and telecommunication cables, and specialty conductors. In December 2000, Phelps Dodge announced its intention to explore strategic alternatives, including restructuring, selective asset sales, commercial arrangements (including joint ventures) and mergers, for PDI. In May 2001, we terminated the sales process, noting that the then current economic environment was not delivering transactions that offered appropriate value for our shareholders.

($ in millions)	2002	2001	2000

Sales and other operating revenues - unaffiliated customers:
Specialty Chemicals	$548.8	582.0	598.4
Wire and Cable	687.4	770.9	853.0

	$1,236.2	1,352.9	1,451.4

Operating income (loss):
Specialty Chemicals	$48.1	61.8	88.1
Wire and Cable	(17.5)	12.2	(17.8)

	$30.6	74.0	70.3

     PDI - Sales

     PDI reported sales to unaffiliated customers of $1,236.2 million in 2002, compared with $1,352.9 million in 2001 and $1,451.4 million in 2000. The decrease of $116.7 million in 2002 compared with 2001 was primarily due to (i) lower specialty chemicals sales volumes in the United States (approximately $38 million) and (ii) lower wire and cable sales resulting primarily from lower sales volumes due to continued economic weakness in the United States (approximately $67 million), reduced sales in Central and South America due to lower demand (approximately $27 million); partially offset by higher sales volumes in Thailand (approximately $10 million).

     The decrease in 2001 compared with 2000 principally reflected lower sales volumes due to continued economic weakness principally in North America.

PDI - Operating Income

     PDI reported operating income of $30.6 million in 2002 including a special, net pre-tax loss of $22.0 million, compared with operating income of $74.0 million in 2001 including a special, pre-tax loss of $4.7 million, and $70.3 million in 2000 including a special, pre-tax loss of $51.6 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail).

     In 2002, operations outside the United States provided 60 percent of PDI’s sales, compared with 64 percent in 2001 and 63 percent in 2000. During the year, operations outside the United States contributed 183 percent of PDI’s operating income as a result of the special, pre-tax charges recorded in 2002 for its United States operations, compared with 67 percent in 2001 and 48 percent in 2000.

Note: Supplemental Data

     The following table summarizes the PDI’s special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items:

($ in millions)	2002	2001	2000

Operating income	$30.6	74.0	70.3
Special, pre-tax items	(22.0)	(4.7)	(51.6)

Operating income before special items	$52.6	78.7	121.9

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special items and provisions in operating income were as follows:

($ in millions)	2002	2001	2000

September 2002 restructuring programs	$(23.6)	—	—
Environmental provisions, net	0.3	—	—
October 2001 restructuring:
Original programs	—	(1.4)	—
Reassessment of employee activities and disposal and dismantling	0.4	—	—
Hopkinsville facility write-down	—	(3.3)	—
Wire and cable closures/impairments	—	—	(38.7)
Reassessment of 2000 closure	0.5	—	—
June 1999 restructuring:
Additional plant removal and dismantling	—	—	(7.3)
Reassessment of disposal and dismantling	0.4	—	—

	(22.0)	(4.7)	(46.0)

Cost of product sold:
Wire and cable working capital write-downs	—	—	(5.6)

Special, pre-tax items	$(22.0)	(4.7)	(51.6)

     Specialty Chemicals - Operating Income

     Specialty Chemicals reported operating income of $48.1 million including a special, net pre-tax gain of $1.1 million in 2002, compared with operating income of $61.8 million in 2001, including a special, pre-tax charge of $1.4 million, and operating income of $88.1 million in 2000.

     The 2002 decrease in operating income of $13.7 million compared with 2001 was primarily due to lower sales volumes in North America (approximately $18 million) as a result of reduced demand, partially offset by the absence of goodwill amortization ($4 million) and a special, pre-tax gain of $1.1 million in 2002. In addition, 2001 included a special, pre-tax charge of $1.4 million associated with temporary closure of its El Dorado, Arkansas, facility.

     The 2001 decrease in operating income of $26.3 million compared with 2000 was primarily due to the impact of the downturn in the U.S. economy, the deterioration of the Brazilian real to the U.S. dollar and lower sales volumes.

     In the second quarter of 2000, we acquired the remaining 40 percent share in the carbon black manufacturing business of Columbian Tiszai Carbon Ltd. in Hungary for $19.0 million, bringing our total interest to 100 percent.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items:

($ in millions)	2002	2001	2000

Special, pre-tax items	$1.1	(1.4)	—
Segment operating earnings excluding special items	$47.0	63.2	88.1

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Special items and provisions in operating income were as follows:

     In 2002, the special, net pre-tax gain of $1.1 million was due to a $0.5 million pre-tax reassessment of prior restructuring programs and a $0.6 million pre-tax adjustment for environmental provisions.

     In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then current economic environment. This resulted in the temporary closure of Columbian Chemicals’ El Dorado, Arkansas, facility and a special, pre-tax loss of $1.4 million. The restructuring plan included the reduction of approximately 100 positions and charges associated with employee severance-related costs of $0.8 million and disposal and dismantling charges of $0.6 million.

     Wire and Cable - Operating Income (Loss)

     Wire and Cable reported an operating loss of $17.5 million including a special, net pre-tax charge of $23.1 million in 2002, compared with operating income of $12.2 million in 2001 including a special, pre-tax charge of $3.3 million, and an operating loss of $17.8 million in 2000 including a special, pre-tax charge of $51.6 million.

     The 2002 decrease in operating income of $29.7 million compared with 2001 was primarily due to the recording of a $23.6 million special, pre-tax charge associated with the temporary closure of the Laurinburg, North Carolina, magnet wire plant, the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility, and restructuring and consolidation of certain administrative functions announced in the 2002 third quarter. The decrease also included lower sales volumes in North America result-

ing from continued softness in key markets such as aerospace, consumer durables and industrial goods (approximately $22 million) and lower sales volumes in Central and South America (approximately $8 million); partially offset by higher sales volumes in Thailand (approximately $4 million), lower operating expenses generated by Quest for Zero and other operating improvements (approximately $14 million) and the cessation of goodwill amortization (approximately $3 million) resulting from the adoption of SFAS No. 142 on January 1, 2002. In addition, 2001 included a special, pre-tax charge of $3.3 million for the write-down of the closed Hopkinsville, Kentucky, magnet wire facility.

     The 2001 increase of $30.0 million in operating income compared with 2000 was due to the absence of a special, net pre-tax loss of $51.6 million associated with plant closures and asset impairments, partially offset by the slowdown in the U.S. economy affecting the aerospace market segment and lower sales volumes due to a decline in consumer durables, and automotive and industrial goods.

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

Note: Supplemental Data

     The following table summarizes Wire and Cable’s special items for 2002, 2001 and 2000 and the resultant earnings (losses) excluding these special items:

($ in millions)	2002	2001	2000

Special, pre-tax items	$(23.1)	(3.3)	(51.6)
Segment operating earnings (losses) excluding special items	$5.6	15.5	33.8

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes are expected to reduce our costs and align our business with current market conditions. The actions include: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other High Performance Conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals of the existing assets at the wire and cable plants. We also performed an event-driven impairment test on the goodwill at our wire and cable plants through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million, of which $0.7 million and $1.9 million was paid in the 2002 third and fourth quarters, respectively) and pension and other postretirement obligations ($2.8 million).

     Also during 2002, a special, net pre-tax gain of $0.5 million was recognized reflecting a $0.8 million pre-tax gain for the reassessment of prior restructuring programs partially offset by a $0.3 million charge for environmental provisions.

     In 2001, a $3.3 million pre-tax charge was taken to write down the closed Hopkinsville, Kentucky, magnet wire facility to its net realized value.

     On June 27, 2000, we announced a plan to reduce operating costs and restructure operations at our Miami/Bisbee, Primary Molybdenum and Wire and Cable segments. This plan resulted in the following actions for the Wire and Cable segment during 2000:

(i) Production ceased at two wire and cable plants in Venezuela in the second quarter of 2000 due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a total special, pre-tax loss of $26.1 million, consisting of an impairment in the carrying value of property, plant and equipment and other assets of $19.5 million; an impairment of goodwill of $1.7 million; and a restructuring accrual of $4.9 million associated with severance-related costs ($2.2 million) and plant dismantling costs ($2.7 million). In addition, working capital write-downs of $3.4 million were recorded to cost of products sold as a result of the decision to close the plants.

(ii) The closure of a telephone cable operation in El Salvador in the fourth quarter of 2000 was due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a special, pre-tax loss of $5.5 million, including $4.5 million relating to the impairment of the carrying value of property, plant and equipment and other assets and a restructuring accrual of $1.0 million associated with plant dismantling costs. In addition, working capital write-downs of $2.2 million were recorded to cost of products sold as a result of the decision to close the plant.

(iii) A special, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. The continuing competitive pricing environment led to a determination that we should assess the recoverability of our Austrian wire and cable asset values. Our assessment of the carrying value of the property, plant and equipment of $4.2 million and the goodwill balance of $2.8 million indicated impairments of $3.0 million and $2.8 million, respectively.

     In addition to the above items, during 2000, we recognized net additional costs of $8.6 million in conjunction with the June 30, 1999, restructuring programs.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Depreciation, Depletion and Amortization Expense

     As discussed in Note 1 and Note 22 to the Consolidated Financial Statements, the Company changed its longstanding units-of-production depreciation rate methodology for certain mining, smelting and refining assets to a method that excludes estimates of future capital as well as any material other than proven and probable ore reserves, and to depreciate short-lived assets on a straight-line basis over their estimated useful lives, less salvage value.

     Depreciation, depletion and amortization expense was $410.2 million in 2002, compared with $439.9 million in 2001 and $440.3 million in 2000. The 2002 decrease of $29.7 million primarily was due to temporary shutdowns, net production curtailments, a net depreciation rate decrease at PDMC (approximately $24 million) and the reduction of goodwill amortization expense at PDI resulting from the adoption of SFAS No. 142 (approximately $7 million). The 2001 depreciation, depletion and amortization expense remained essentially constant with the 2000 expense.

     Selling and General Administrative Expense

     Selling and general administrative expense was $123.9 million in 2002, compared with $116.5 million in 2001 and $136.0 million in 2000. The $7.4 million increase in 2002 primarily related to higher accruals for a Company-wide annual incentive compensation plan in comparison with 2001 when the incentive compensation program was cancelled due to economic conditions. The 2001 decrease primarily resulted from restructuring programs that reduced selling and general administrative employees and associated costs, including the cancellation of 2001 company-wide annual incentive compensation payments (approximately $10 million).

     Exploration and Research Expense

     Our net exploration and research expense was $40.3 million in 2002, compared with $56.3 million in 2001 and $56.8 million in 2000. The $16 million decrease in 2002 primarily resulted from lower exploration spending at most of our mining locations (approximately $9 million) and the absence of exploration expenditures at the Sossego joint venture in Brazil (approximately $8 million spent in 2001), which was sold in October 2001, partially offset by slightly higher research expense for PDMC and PDI (approximately $1 million).

     Interest Expense

     We reported net interest expense in 2002 of $187.0 million, compared with $225.9 million in 2001 and $213.3 million in 2000. The 2002 decrease of $38.9 million was attributable to reductions related to the payoff in 2002 of approximately $773 million of long-term debt and project financing, and the low interest cost from our fixed-to-floating interest rate swap programs.

     Net interest expense increased by $12.6 million in 2001 primarily due to higher average interest rates reflecting the Company’s issuance of $900 million in 10-year and 30-year Notes and the absence of the commercial paper program at lower rates.

     Interest paid by the Company in 2002 was $223.6 million, compared with $233.1 million in 2001 and $200.6 million in 2000.

     Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net was $2.6 million in 2002, compared with $8.1 million in 2001 and $30.0 million in 2000. The 2002 decrease of $5.5 million was primarily due to lower interest income ($7.5 million), higher foreign currency exchange losses ($1.8 million), higher non-operating expenses ($4.1 million), lower royalty and rental income ($1.6 million) and the absence of interest on tax refunds ($4.3 million), partially offset by lower investment impairments ($11.7 million).

     The 2001 decrease of $21.9 million was primarily due to benefit plan investment mark-to-market adjustments ($3.1 million), higher non-operating expenses ($4.1 million), absence of the gain on the sale of Australian iron ore royalties ($4.7 million), absence of a gold guaranty income fee ($1.7 million), higher investment impairments ($5.7 million), lower interest on a tax settlement ($1.5 million), and lower insurance settlements ($3.0 million), partially offset by lower interest income ($3.8 million).

Benefit (Provision) for Taxes on Income

     The effective tax rate changed from a 25.8 percent expense in 2000 to a 31.5 percent expense in 2001 and to a 28 percent benefit in 2002. The tax benefit in 2002 resulted principally from the passage of the “Job Creation and Worker Assistance Act of 2002,” which extended the loss carryback period from two years to five years for net operating losses originating in 2001 and 2002. This resulted in a benefit to the Company of $129.8 million which was partially offset by taxes on earnings at international operations. The effective tax rate in 2001 resulted principally from the recognition of a $57.9 million valuation allowance for deferred tax assets at El Abra as well as from taxes on earnings at international operations that could not be offset by losses at domestic operations.

     In December of 1999, we received and accepted Notices of Tax Due for the years 1992 and 1993. In addition, we received a refund in 1999 associated with the audit by the Internal Revenue Service for the year 1994. Issues settled in the years 1992 through 1994 also impacted the years 1990 and 1991 and enabled us to enter a closing agreement with the Internal Revenue Service for the years 1990 and 1991. As a result of these settlements, we recorded a $6 million reduction of our tax provision in 2000.

     During the year 2000, we reached an agreement with the Internal Revenue Service for the Cyprus Amax tax years 1994 through 1996 and paid the final assessments applicable to those years. In March 2001, we reached agreement with the Internal Revenue Service for the Phelps Dodge tax years 1995 through 1997 and paid the final assessments applicable to those years.

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

     Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The implementation resulted in a cumulative effect charge of $2.0 million (before and after taxes), or 3 cents per share, and a cumulative reduction to OCI of $7.1 million (before and after taxes).

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the Specialty Chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the Wire and Cable segment, for a total of $143.1 million, net. There have been no changes in the carrying amount of goodwill for the year ended December 31, 2002, except for the transitional impairment charge and the impact of changes in foreign currency exchange on goodwill denominated in currencies other than U.S. dollars.

     Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. Upon completion of the transitional impairment tests, the net book value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill in 2001 and 2000 would have reduced goodwill amortization expense by $7.3 million and $8.1 million, reduced net loss by $6.1 million in 2001 and increased net income by $6.6 million in 2000, and reduced loss per share by 8 cents in 2001 and increased net income per share by 8 cents in 2000.

     Discount Rate - Pensions and Other Postretirement Benefits and Expected Long-Term Rate of Return

     We have trusteed, non-contributory pension plans covering substantially all our U.S. employees and some employees of international subsidiaries. We also have postretirement plans that provide medical insurance benefits for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company. We also provide life insurance benefits to our U.S. employees who retire from active service and to some of our international employees. Life insurance benefits also are available pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such benefits were paid out of a previously established fund maintained by an insurance company.

     Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate we used was 6.75 percent at December 31, 2002, compared with 7.25 percent at December 31, 2001 and 7.75 percent at December 31, 2000. Changes in this assumption are reflected in our benefit obligation, and therefore, in our liabilities and income or expense we record.

     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.75 percent per annum over the 20 years beginning December 1, 2002, with a standard deviation of 10.6 percent. The expected long-term rate of return on plan assets for the 20 years beginning December 1, 2001, was 9.0 percent, and it was 9.5 percent for the 20 years beginning December 1, 2000. The fair value of all plan assets ($830 million at year-end 2002 and $940 million at year-end 2001) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ. See “Critical Accounting Policies” for a discussion on the assumptions and factors affecting pension and postretirement costs.

     Our pension expense in 2002 was $14.3 million, compared with a credit of $8.5 million in 2001 and a credit of $0.8 million in 2000. The 2002 increase in pension expense was primarily due to the lower expected return on plan assets ($6.3 million), the effect of a 50 basis-point reduction in the discount rate ($1.5 million), a decrease in recognized actuarial gain ($5.6 million) and an increase in special retirement benefits including recognition of prior service cost ($8.2 million). The 2001 decrease in pension expense primarily was due to higher expected return on plan assets ($4.7 million), lower service costs ($3.5 million) and higher recognized actuarial gain ($2.9 million), partially offset by special retirement benefits ($3.9 million).

     Our postretirement benefit expense in 2002 was $29.6 million, compared with $26.4 million in 2001 and $26.2 million in 2000. The 2002 increase in postretirement expense was primarily due to an increase in special retirement benefits ($2.9 million).

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

     Cash and Cash Equivalents

     Cash and cash equivalents at the end of 2002 were $349.8 million, compared with $386.9 million at the beginning of the year. Operating activities provided $348.0 million of cash during the year. Cash provided by operating activities together with proceeds from asset dispositions of $33.3 million and the equity offering of $592.0 million (net of fees) were used to fund capital outlays ($130.4 million), investments in subsidiaries ($2.8 million) and other investing activities ($40.4 million), a net decrease in debt ($797.6 million), dividend payments on preferred shares ($5.7 million) and other financing ($35.1 million primarily due to $511.2 million to repurchase $480.7 million of debt).

($ in millions)	2002	2001	2000

Cash provided by (used in):
Operating activities	$348.0	302.7	511.2
Investing activities:
Capital expenditures and investments	(133.2)	(311.0)	(422.3)
Proceeds:
Dawson Ranch sale	22.6	—	—
Sossego project sale	—	42.5	—
Cyprus Australian coal sale	—	—	150.0
Other investing activities*	(29.7)	1.7	(1.9)
Financing activities	(244.8)	101.0	(221.2)

Net increase (decrease) in cash and cash equivalents	$(37.1)	136.9	15.8

*	Includes $29.4 million in 2002 from funding CODELCO’s share of subordinated loans provided to El Abra.

     Working Capital

     During 2002, net working capital balances (excluding cash and cash equivalents and debt) decreased by $24.2 million. This net decrease resulted primarily from:

•	a $55.5 million decrease in mill and leach stockpiles, inventories and supplies primarily due to a $44.6 million decrease in copper, gold and molybdenum inventories at mining operations;

•	a $7.7 million decrease in accounts receivable primarily due to reduced sales volumes; and

•	a $7.0 million decrease in prepaid expenses primarily due to amortization of major planned smelter maintenance costs that benefited future periods; partially offset by

•	a $43.0 million decrease in accounts payable and accrued expenses primarily due to temporary shutdowns and production curtailments and timing of payments.

     Investing Activities

     Capital expenditures and investments in subsidiaries for 2002 totaled $133.2 million including $93.7 million for PDMC, $33.4 million for PDI and $6.1 million for other corporate-related activities.

     Capital expenditures and investments for 2001 totaled $311.0 million including $200.6 million for PDMC, $86.5 million for PDI (including $44.8 million for the acquisition of the remaining 40 percent share of the Company’s wire and cable manufacturing operation in Brazil) and $23.9 million for other corporate-related activities.

     Capital expenditures and investments for 2003 are expected to be approximately $190 million including $115 million for PDMC, approximately $65 million for PDI and $10 million for other corporate-related activities. These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

     Financing Activities and Liquidity

     The Company’s total debt at December 31, 2002, was $2,110.6 million, compared with 2,871.6 million at year-end 2001. The $761.0 million decrease was attributable to the repurchase of $480.7 million of our long-term debt on the open market, a scheduled payment of $150.9 million representing 100 percent of the remaining principal balance due on our 10.125 percent notes, and a combination of regular amortization payments and pre-payments on the principal balances of our South American mine project financings totaling $106 million. The Company’s ratio of debt to total capitalization was 42.3 percent at December 31, 2002, compared with 50.7 percent at December 31, 2001.

     The funds used in our debt repurchase program were made available through the issuance of equity instruments. In June 2002, we issued 10 million of the Company’s common shares and 2 million of our mandatory convertible preferred shares in a block trade with J.P. Morgan. Net proceeds from this trade were approximately $592 million. The mandatory convertible preferred shares have an annual dividend of $6.75 per share, a 20 percent conversion premium (for an equivalent conversion price of $48 per common share), and will mandatorily convert into Phelps Dodge common shares on August 15, 2005. The common and mandatory convertible preferred shares were issued under the Company’s $750 million universal shelf registration statement filed with the SEC in August 2001. The amount available under that shelf registration was reduced to approximately $150 million after the June equity issuance. Under the registration statement, debt and equity securities may be sold from time to time in one or more offerings on terms and conditions to be determined in light of the circumstances. Authorized securities include common and preferred equity, senior debt and junior subordinated debt, share purchase contracts, share purchase units and warrants. The registration statement also provides for the issuance of trust preferred securities guaranteed by the Company. The Company expects, at appropriate times and as circumstances warrant, to use proceeds from any new shelf offerings to reduce and/or restructure its existing debt portfolio and to better coordinate debt maturities with potential growth opportunities.

     In July 2002, we used $511.2 million of proceeds from the June equity issuance to repurchase $480.7 million of our long-term debt. This resulted in a pre-tax extraordinary loss of $31.3 million ($26.6 million after-tax) including issuance costs and other book adjustments ($0.8 million). We estimate the debt repurchases will reduce our annual interest expense by approximately $40 million before taxes. The face value of debt repurchased and estimated annual interest savings comprised the following:

		Estimated
		Annual
	Face	Interest
($ in millions)	Value	Savings

6.375% Notes due 2004	$15.0	0.9
6.625% Notes due 2005	32.0	2.1
7.375% Notes due 2007	74.5	5.5
8.75% Notes due 2011	240.7	21.1
8.375% Debentures due 2023	2.2	0.2
7.125% Debentures due 2027	35.0	2.5
9.50% Notes due 2031	81.3	7.7

	$480.7	40.0

     Our July debt repurchase program included $74.5 million of our 7.375 percent notes maturing in 2007. We had previously swapped $200 million, of a total principal balance of $250 million of this fixed-rate debt, to floating interest rates. After the repurchase, we unwound $25 million of these swaps in order to maintain a notional level of swaps not in excess of the remaining principal balance of $175 million. We also had swap arrangements in place to convert $200 million of our 6.625 percent notes maturing in 2005 to floating interest rates. We did not reduce the principal balance of these notes below the amount swapped and, therefore, we did not unwind any of the swaps.

     At December 31, 2002, the Company had no borrowings under its revolving credit facility. This facility, which became effective in May 2000, permits borrowings for general corporate purposes of up to $1 billion from time to time until its scheduled maturity on May 10, 2005. The agreement requires the Company to maintain minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated capitalization.

     The Company established a commercial paper program on August 15, 1997, under a private placement agency agreement between two placement agents and us. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any time. Commercial paper may bear interest or be sold at a discount, as mutually agreed upon by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be supported by an undrawn line of credit; the revolving credit agreement described above provides such support. At our current short-term credit ratings (A-3 by Standard and Poor’s and P-3 by Moody’s), market demand for our commercial paper is extremely limited. There were no borrowings under our commercial paper program at either December 31, 2002, or December 31, 2001.

     Short-term debt was $35.2 million, all by our international operations, at December 31, 2002, compared with $59.3 million at December 31, 2001. The $24.1 million decrease primarily was due to net payments on short-term borrowings at our El Abra mine ($14.3 million), a net decrease in short-term borrowings resulting from repayments at our Specialty Chemicals segment ($7.3 million), and a net decrease in short-term borrowings at our wire and cable plant in Chile ($3.5 million). These decreases were partially offset by the effects of foreign currency translation adjustments of approximately $1 million.

     The current portion of our long-term debt at year-end 2002 (i.e., long-term debt scheduled for payment in 2003) was $127.0 million, including $109.4 million for project financing at our international mining operations, $15.5 million for our international manufacturing operations and $2.1 million for corporate debt repayments.

     Due to economic conditions and continuing unsatisfactory copper prices, the Company reduced the quarterly dividend on its common shares by 75 percent beginning in the second quarter 2001 and eliminated the dividend in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid on common shares in 2002, compared with dividend payments of $59.1 million in 2001 and $157.5 million in 2000.

     The Company declared dividends of $4.5563 per mandatory convertible preferred share in 2002, amounting to $9.1 million.

     Contractual Obligations, Commercial Commitments and Other Items that May Affect Liquidity

     The following tables summarize Phelps Dodge’s contractual obligations and commercial commitments at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For a discussion of environmental and closure obligations, refer to Environmental Matters in Management’s Discussion and Analysis.

Contractual Obligations:

		Less Than
($ in millions)	Total	1 Year	1-3 Years

Short-term debt	$35.2	35.2	—
Long-term debt	2,075.4	127.0	561.5
Take-or-pay contracts	614.2	164.9	202.3
Operating lease obligations	105.3	15.7	27.5
Mineral royalty obligations	23.3	1.3	2.6

Total contractual cash obligation	$2,853.4	344.1	793.9

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	325.8	1,061.1
Take-or-pay contracts	120.8	126.2
Operating lease obligations	23.3	38.8
Mineral royalty obligations	2.6	16.8

Total contractual cash obligation	$472.5	1,242.9

     Our take-or-pay contracts primarily include contracts for electricity ($322 million), contracts for petroleum-based feedstock for conversion into carbon black ($179 million), and transportation and port fee commitments ($48 million). Approximately 81 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Transportation obligations total $35 million for exporting cathode produced at El Abra and copper in concentrate at Candelaria and for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of $13 million.

     Office leases comprise approximately 88 percent of our operating lease commitments (excluding sublease receipts). The Company has subleased certain office space for which it expects to receive sublease payments of approximately $20 million. The balance of our operating lease commitments is for vehicles, equipment and other facilities.

Commercial Commitments:

		Less Than
($ in millions)	Total	1 Year	1-3 Years

Standby letters of credit	$102.9	101.9	1.0
Parent guarantees	46.4	10.3	20.6
Performance guarantees	31.6	25.8	4.9
Surety bonds	232.6	0.4	0.2
Asset pledges	24.0	—	—

Total commercial commitments	$437.5	138.4	26.7

		After
	4-5 Years	5 Years

Standby letters of credit	$—	—
Parent guarantees	15.5	—
Performance guarantees	0.9	—
Surety bonds	—	232.0
Asset pledges	24.0	—

Total commercial commitments	$40.4	232.0

     Standby letters of credit primarily were issued in support of commitments or obligations. Approximately 31 percent related to insurance programs, 26 percent were issued in support of the Candelaria project, 16 percent related to collateral for reclamation surety bonds, 12 percent related to environmental remediation obligations and 15 percent related to purchase commitments. Essentially all standby letters of credit outstanding at December 31, 2002, will expire within one year.

     Our wholly owned subsidiary, Cyprus Amax, guaranteed El Abra’s Tranche B debt, including CODELCO’s 49 percent share totaling $46.4 million at year-end 2002. Phelps Dodge had surety bonds of $232.6 million at December 31, 2002, primarily related to reclamation performance bonds ($210.8 million) and self-insurance and workers compensation bonds ($21.0 million). It is likely that Phelps Dodge will substantially reduce its use of reclamation performance bonds in 2003 due to commercial constraints and cost considerations. We have pledged land to support a $24 million mortgage (expires December 1, 2006) by its 50 percent-owned joint venture, Port Carteret, which is accounted for on an equity basis.

     Generally, Phelps Dodge does not have any debt rating triggers that would accelerate the maturity dates of its debt. In the event of a rating decline occurring within 90 days (subject to extension under limited circumstances) of certain designated events (which, to the extent beyond our control, generally involve a change of or contest for control), each holder of a note for our 6.625 percent Notes due in 2005 and our 8.375 percent Debentures due in 2023 may require the Company to redeem the holder’s notes, in whole or in part, at 100 percent of the principal plus accrued interest to the date of redemption. Ratings declines that occur at any other time do not trigger an obligation to redeem any such notes.

     Phelps Dodge’s credit rating could adversely affect its ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such facilities. The Company has the ability, provided it continues to be in compliance with the covenant requirements, to draw upon its $1.0 billion revolving credit facility prior to its commitment termination on May 10, 2005. Changes in credit ratings may affect the revolving credit facility fee and the costs of borrowings under that facility, but credit ratings do not impact the availability of the facility.

     Other Items that May Affect Liquidity

     Mined-land reclamation and closure laws in New Mexico and Colorado require financial assurance covering reclamation costs. In contrast, Arizona’s Mine Land Reclamation Act and APP program allow a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund reclamation and closure costs identified in approved plans. An investment grade bond rating is one of the financial strength tests under the Arizona regulations. Phelps Dodge presently has a credit rating one level above non-investment grade; however, it remains on “Negative Outlook.” If a downgrade occurs, the Company will need to provide financial assurance of approximately $115 million in Arizona.

     The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past year and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. The terms and conditions presently available from our principal surety bond provider for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impractical. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

     Our earnings and cash flows primarily are determined by the results of our copper mining business. Based on expected 2003 annual production of approximately 2.1 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in the average annual implied unit cost of copper production, causes a variation in annual operating income before taxes of approximately $21 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. Through our Quest for Zero program and other actions, we have taken steps intended to improve our costs and improve operating income. Higher copper prices are generally expected to occur when there is an improved worldwide balance of copper supply and demand, and copper warehouse stocks begin to reduce.

     Several copper producers announced and implemented planned curtailments of copper production in 2001 and 2002. These reductions are expected to improve the worldwide supply imbalance, but it is not assured that such cutbacks can or will be sustained to achieve market balance. Further, consumption of copper is dependent on general economic conditions and expectations. Although copper consumption is expected to improve and grow, it is not assured that underlying drivers of consumption will improve in 2003. Should copper prices and costs approximate 2002 realizations, the Company would project losses in 2003 of a similar magnitude to those realized in 2002. In this circumstance, 2003 cash flow from operations, existing cash balances and other sources of cash would be expected to generally meet current projected 2003 capital expenditures and investments, and debt payment obligations. (Refer to risk factors in Mangement’s Discussion and Analysis on page 51.)

     Hedging Programs

     We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur that will result in exposing us to market risk. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The market sensitivity analyses shown in our derivative programs are calculated based on either valuations provided by third parties or on market closing prices at year-end. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss).

     From time to time, Phelps Dodge may enter into copper derivative contracts to hedge its price exposure on fixed-price customer copper sales contracts. Our copper hedging program consists primarily of copper swaps and futures contracts. This program is designed to hedge our exposure on fixed-price sales contracts in a manner that will allow us to realize the COMEX average price in the month of shipment or receipt while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment or receipt, which generally results in the realization of the COMEX average price. During 2002, 2001 and 2000, we had hedge programs in place for approximately 369 million, 487 million and 575 million pounds of copper sales, respectively. All realized gains or losses from hedge transactions were substantially offset by a similar amount of loss or gain on the related customer sales contracts at maturity. At December 31, 2002, we had copper futures and swaps contracts outstanding for approximately 54 million pounds of copper sales maturing through October 2004.

     At December 31, 2002, we prepared an analysis to determine the sensitivity of our copper futures contracts to changes in copper prices. If copper prices had dropped a hypothetical 10 percent at the end of 2002, we would have had a net loss from our copper futures contracts of approximately $3.8 million. All realized losses would substantially be offset by a similar amount of gain on the related customer sales contracts at maturity.

     We may purchase or sell copper options to hedge a portion of our expected future mine production in order to limit the effects of potential decreases in copper selling prices. We did not have any copper price protection contracts in place during 2002 or 2001. For 2000 production, we had a total of 110 million pounds of copper cathode production protected through contracts that effectively ensured minimum (approximately 72 cents) and maximum (approximately 95 cents) prices per pound. The minimum and maximum prices were based upon average LME prices for the protection period. These contracts expired without payment on December 31, 2000.

     We may purchase copper scrap as a raw material to be processed into rod for sale to customers. The copper scrap is purchased from third parties at a copper content price different than the sales price contracted with eventual rod customers. The Company hedges the price risk difference between the purchase and sales price and delivery months of the copper. The hedge program involves the sale of over-the-counter swaps priced at the same basis and for the same delivery month as the scrap purchase. In the month the copper rod associated with the scrap purchase is sold, the swap is liquidated at the COMEX average price. We did not enter into nor did we have any outstanding copper hedge contracts during 2002 or 2001. At year-end 2000, we had swap contracts for approximately 3 million pounds of scrap copper with a net hedge and total face value of approximately $2 million.

     Our South American wire and cable operations may enter into aluminum swap contracts to hedge our aluminum raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of aluminum ingot used in fixed-price aluminum cable sold to customers. These swap contracts generally are settled during the month of shipment or receipt of metal, which results in a net LME price consistent with that agreed to with our customers. During 2002, 2001 and 2000, we had aluminum hedge programs in place for approximately 16 million, 17 million and 5 million pounds, respectively. At December 31, 2002, we had outstanding swaps of 14 million pounds of aluminum sales maturing through August 2003.

     At December 31, 2002, we prepared an analysis to determine the sensitivity of our aluminum swap contracts to changes in aluminum prices. If aluminum prices had dropped a hypothetical 10 percent at the end of 2002, we would have had a net loss from our aluminum swap contracts of approximately $0.8 million. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying aluminum purchases.

     We purchase significant quantities of diesel fuel and natural gas to operate our mine sites as an input to the manufacturing process (diesel fuel) and as an input to electricity generation and copper refining (natural gas). To reduce the Company’s exposure to price increases in these energy products, the Company enters into energy price protection programs for our North American operations. Our diesel fuel price protection program consists of purchasing a combination of out-of-the-money (OTM) diesel fuel call option contracts and diesel fuel swaps. Our natural gas price protection program consists of OTM natural gas call option contracts. The OTM call option contracts give the holder the right, but not the obligation, to purchase a specific commodity (diesel fuel or natural gas) at a pre-determined price, or “strike price.” OTM call options are options that have a “strike price” above the current market price for that commodity. Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Swaps allow us to establish a fixed commodity purchase price for delivery during a specific future period.

     Our diesel fuel price protection program, which started in 2000, had 36 million and 37 million gallons of diesel fuel hedged in 2002 and 2001, respectively. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying energy purchases. At December 31, 2002, we had outstanding diesel fuel option contracts in place to hedge approximately 24 million gallons of diesel fuel consumption maturing through December 2003.

     Our natural gas price protection program, which started in 2001 for our North American operations, had 5.2 million and 7 million decatherms of natural gas hedged in 2002 and 2001, respectively. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying energy purchases. At December 31, 2002, we had outstanding natural gas option contracts in place to hedge approximately 3.7 million decatherms of natural gas maturing through October 2003.

     We purchase significant quantities of feedstock oil (a derivative of petroleum) which is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for our Specialty Chemicals segment. The objective of the feedstock oil price protection program is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To reduce our exposure to feedstock oil price risk, we purchase OTM call options that allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price.

     During 2002, we entered into OTM feedstock oil call options to protect approximately 1.1 million barrels of feedstock. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying feedstock purchases. At December 31, 2002, we did not have any outstanding feedstock oil option contracts.

     Our interest rate hedge programs consist of both fixed-to-floating and floating-to-fixed interest rate swaps. The purpose of these hedges is to both protect against significant fluctuations in the fair value of our debt, as well as to reduce the variability in interest payments. At December 31, 2002, we had hedge programs in place to convert $375 million of our fixed-rate, corporate debt to floating and $274 million of our floating-rate, project debt to fixed. Our interest rate swaps were considered to be fully effective with any resulting gains or losses on the derivative offset by a similar amount on the underlying interest payments or fair value of the debt. These interest rate swaps have maturity dates through May 2007 and December 2008, respectively. As a result of the repurchase of debt in the third quarter of 2002, we terminated a like portion of the interest rate swap ($25 million), which resulted in the recognition of a gain of $1.3 million. Additionally, during August 2001, we unwound interest rate swaps against $900 million in fixed-rate debt. This resulted in positive cash flows of $23.2 million of which $4.7 million related to reduced interest expense. The remaining $18.5 million is being amortized into earnings over the remaining life of the respective debt.

     At December 31, 2002, we prepared an analysis to determine the sensitivity of our interest rate swap contracts to changes in interest rates. A hypothetical interest rate movement of 1 percent (or 100 basis points) would have resulted in a potential gain or loss of approximately $13.7 million for the fixed-to-floating swaps and $4.6 million for the floating-to-fixed swaps over the term of the respective arrangements.

     As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We manage these exposures by entering into forward exchange contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect the functional currencies of our international subsidiaries’ transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur. Our foreign currency hedges consist of forward exchange contracts to protect the functional currencies of our international subsidiaries, which included exposures to the British pound, Euro and U.S. dollar. At year-end 2002, we had outstanding forward exchange contracts in place for $15.7 million maturing through June 2003.

     At December 31, 2002, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical exchange rate movement of 10 percent would have resulted in a potential gain or loss of approximately $1.7 million. The loss would have been virtually offset by a gain on the related underlying transactions.

     Environmental Matters

     Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company is also subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

     Phelps Dodge or its subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions.

     Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $305.9 million and $311.2 million were recorded as of December 31, 2002 and 2001, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the consolidated balance sheet and amounted to $261.7 million and $264.3 million at December 31, 2002 and 2001, respectively.

     The sites for which we have received a liability claim, a notice of potential liability or an information request that currently are considered to be the most significant are the Pinal Creek site near Miami, Arizona; the Laurel Hill site at Maspeth, New York; the former American Zinc and Chemical site in Langeloth, Pennsylvania; and the Cyprus Tohono site near Casa Grande, Arizona.

     Pinal Creek Site

     The Pinal Creek site was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with the National Contingency Plan prepared by EPA under CERCLA.

     Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The case is expected to be assigned a trial date in 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

     In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for early 2004.

     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

     Phelps Dodge Miami, Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $117 million to $219 million, and, as no point within that range is more likely than any other, the lower end of the range has been reserved as required by generally accepted accounting principles. Approximately $117 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2002.

     Laurel Hill Site

     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with the New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site.

     The Company’s final feasibility study, which was submitted to NYSDEC in May 2002, recommended that the Laurel Hill site be remediated by removing certain “hot spots” of contaminated soils, capping most of the surface of the site, installing and operating a groundwater extraction, containment and treatment system, long-term groundwater monitoring, and implementing institutional controls concerning future land uses. In June 2002, NYSDEC issued a Proposed Remedial Action Plan (PRAP) adopting Phelps Dodge’s remedial recommendation. NYSDEC has held public meetings concerning its PRAP and issued a final remedial decision in January 2003 in the form of a Record of Decision. Phelps Dodge expects to commence implementation of the remedy sometime during the second or third quarter of 2003. While the Laurel Hill site is under a contract for sale for $34 million, and the contract vendee has assumed the obligation of capping the site at a cost of about $5 million, implementing the remainder of the remedy is expected to cost the Company as much as $16 million. The Company has reserved the entire estimated cost of $21 million.

     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company expects to commence the remedial investigation in mid to late 2003. It cannot be determined what, if any, remedial action will be required by NYSDEC concerning the Newtown and Maspeth Creek sediments until the remedial investigation and feasibility studies are complete.

     American Zinc and Chemical Site

     In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the former American Zinc and Chemical (AZC) site in Langeloth, Pennsylvania. For PADEP, the AZC site consists of a former zinc smelter facility operated until 1947 by the former American Zinc and Chemical Company and a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, a Cyprus Amax subsidiary. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

     In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate environmental conditions at the AZC site, which predominates at and about the former zinc smelter facility. Preliminary evaluations of the nature and extent of environmental conditions at and about the zinc smelter facility indicate that remediation of the AZC site may range in cost from $18 million to $52 million. While the Company has reserved $20 million for possible remediation work at the AZC site, which represents the most likely point within the range of estimates, Cyprus Amax has indicated to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion of non-liability.

     Cyprus Tohono Site

     Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, holds three leases for lands on the Tohono O’odham Indian Nation. The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds and solution extraction/electrowinning (SX/EW) operations, and ancillary facilities.

     EPA has started a Preliminary Assessment and Site Investigation of Cyprus Tohono to evaluate the need to conduct remedial actions under CERCLA. We are unable to project the remedial action measures, if any, that may be required as a result of these investigations; however, based upon our best estimate of remedial actions that Cyprus Tohono may undertake, the Company reserved $11 million for Cyprus Tohono for the CERCLA matter.

     Other

     In 2002, the Company recognized charges of $14.0 million for environmental remediation primarily for the Laurel Hill site ($13.5 million) and the remainder at closed sites, none of which increased or decreased individually more than $2 million.

     At December 31, 2002, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek, Laurel Hill, AZC and Cyprus Tohono was estimated to be from $119 million to $219 million of which $137 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2002 and 2001, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $34.3 million and $61.8 million, net of fees and expenses, respectively.

     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2002, the cost range for reasonably possible outcomes for all such sites was estimated to be from $4 million to $37 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

     The following table summarizes environmental reserve activities for the years ended December 31:

	2002	2001	2000

Balance, beginning of year	$311.2	307.1	336.1
Additions to reserves	18.3	37.1	15.7
Reductions in reserve estimate	(4.3)	(6.0)	(15.7)
Spending against reserves	(19.3)	(27.0)	(31.8)
Liabilities assumed in Cyprus acquisition	—	—	2.8

Balance, end of year	$305.9	311.2	307.1

          Closure and Reclamation

          The following table summarizes closure and reclamation reserve activities for the years ended December 31:

	2002	2001	2000

		As Restated*

Balance, beginning of year	$100.6	98.6	94.7
Additions to reserves	33.1	10.1	5.6
Accretion	6.7	6.4	5.0
Payments	(1.8)	(9.6)	(6.7)
Deductions	—	(4.9)	—

Balance, end of year	$138.6	100.6	98.6

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

     The Company recognizes estimated final reclamation costs over the life of active mining properties on a units-of-production basis. Non-operating sites currently on care-and-maintenance status suspend accrual of mine closure costs until the site resumes production. When management determines a mine should be permanently closed, any unrecognized closure obligation is recognized. The Company’s cost estimates consider mining and operating plans, use of Company resources, and other factors necessary to achieve compliance with laws and regulations for reclamation and closure. The Company’s cost estimates for reclamation and closure may differ from financial assurance cost estimate requirements due to a variety of factors including historical cost advantages, savings from use of the Company’s own personnel and equipment versus third-party contractor costs, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

     We have estimated that total reclamation and closure costs for the year ended December 31, 2002, aggregated approximately $660 million, leaving approximately $521 million remaining to be accrued. In late December 2001, the Company and the state of New Mexico reached a stipulated agreement on the Chino closure plan as more fully described below. In the 2002 first quarter, the Company reviewed its targeted closure accrual estimates. Based on that review, the Company’s aggregate closure accrual estimate was increased to approximately $660 million, principally reflecting adjustments for the Company’s cost estimates associated with Chino (two-thirds basis) and Tyrone. These aggregate closure costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. In addition, closure activities and expenditures are generally made over a number of years or potentially greater periods commencing near the end of the mine life.

     Significant Arizona Closure and Reclamation Programs

     ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. The APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP also may require mitigation and discharge reduction or elimination of some discharges. An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include postclosure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the costs required under the APP, including closure costs.

     Portions of the Company’s Arizona mining operations that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. Financial assurance must be provided under AMLRA covering the estimated cost of performing the reclamation plan.

     Under both APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the estimated closure and post-closure cost and reclamation cost estimates. If this test is not met, the permittee must provide an alternative form of financial assurance that meets the requirements of the applicable regulations or that is approved by ADEQ or the State Mine Inspector, as applicable. The Company’s Arizona operations have met the applicable financial assurance requirements by supplying a demonstration of the Company’s investment-grade bond rating.

     At December 31, 2002 and 2001, we had accrued closure costs of approximately $43 million and $38 million, respectively, for our Arizona operations. The amount of financial assurance currently provided under both regulatory programs is approximately $115 million. If the Company’s bond rating falls below investment-grade, the Arizona mining operations would be required to supply financial assurance in another form.

     Significant New Mexico Closure and Reclamation Programs

     Mining and smelting operations with leaching, tailing ponds, surface impoundments and other discharging facilities in New Mexico are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) Regulations. The Chino, Cobre and Tyrone mines and the Hidalgo smelter each have obtained multiple discharge permits for their operations, which specify operational, monitoring and notification requirements. These permits are issued for five-year terms and require renewal following the end of each permit term. The WQCC Regulations authorize the New Mexico Environment Department (NMED), which administers the discharge permit program, to require the submission of closure plans showing how applicable discharge permit requirements will be met following closure. Under certain circumstances, NMED also may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

     Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also expects to appeal. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

     Chino, Cobre and Tyrone also are subject to permit requirements under NMMA, which was passed in 1993. Following adoption of the New Mexico Mining Act Rules (NMMAR) in 1994, Chino, Cobre and Tyrone received initial permits as existing mining operations under NMMAR in 1997. These permits require revisions to incorporate approved closeout plans, which consist of plans for reclamation of the mining operations to achieve a self-sustaining ecosystem or an approved post-mining land use following cessation of operations at a mine. Existing mining operations may seek a waiver of these reclamation standards for open pits and waste units based upon a demonstration that achieving these standards is technically or economically infeasible or environmentally unsound, as long as measures will be taken to meet air and water quality standards following closure.

     NMMAR originally required approval of a closeout plan for an existing mining operation by December 31, 1999, based upon an extension granted by the Director of the Mining and Minerals Division (MMD). NMMAR subsequently was amended to extend the deadline for closeout plan approval until December 31, 2001, and later to October 1, 2002. NMMAR contains a requirement that NMED must provide MMD with a determination that a closeout plan meets applicable environmental standards, including air and water quality standards, before MMD can approve the closeout plan. NMED’s policy is to issue this determination after it has issued closure permits for the facility that submits the closeout plan. In early 2001, Chino, Cobre and Tyrone submitted comprehensive “closure/closeout plans” (CCPs) to both NMED and MMD intended to address the requirements of both the WQCC Regulations and NMMAR. Approval of the CCPs under NMMAR would require the granting of waivers by MMD as authorized under NMMAR. The CCPs were the subject of the public hearings before NMED for Chino and Tyrone, as discussed above.

     As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval for Chino is now due by September 24, 2003, and the closeout plan approval date for Tyrone should be about April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

     NMMAR contains specific requirements regarding financial assurance that must be provided to MMD to assure that sufficient funds would be available to MMD to carry out the closeout plan in the event of a default by the permittee. NMED also may require financial assurance under the WQCC Regulations. The financial assurance requirements are based upon the net present value of estimated costs to carry out the requirements of the closure permit and the approved closeout plan, assuming the state would hire a third-party contractor to conduct the work. Actual reclamation costs may differ significantly from the costs estimated under the permits due to advances in technology and reclamation techniques and opportunities to prepare each site for more efficient reclamation through careful development of the site over time. Consequently, the estimated costs under the permits are higher than the cost the Company would be expected to incur if the Company performed the work.

     The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $391 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period. This cost estimate will be adjusted to include the cost of technical studies required under the permit conditions after a cost estimate for those costs has been approved by NMED. The Company’s two-thirds share of NMED’s $391 million estimate is approximately $261 million and our joint venture partner’s cost share is approximately $130 million. We estimate total costs to achieve the closure standards required by NMED to be approximately $261 million. The Company’s cost estimate to achieve the New Mexico closure standards is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $174 million and our joint venture partner’s cost share is approximately $87 million. At December 31, 2002 and 2001, we had accrued approximately $8 million and $5 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

     NMED estimated the cost to carry out the requirements of its proposed closure permit for Tyrone at approximately $440 million, without discounting or escalation, under NMED’s proposal at the May 2002 hearing; Tyrone estimated the cost of its proposal at approximately $328 million, without discounting or escalation over a 100-year operating period. NMED has not yet supplied its proposed cost estimate for Cobre. The proposed terms of the closure permits would require additional studies over the five-year term of the permits to refine the closure plan. The plan requirements and cost estimates may increase or decrease based upon the results of the studies and other factors, including changes in technology, completion of some closure and reclamation work, and inflation.

     Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At December 31, 2002 and 2001, we had accrued closure costs of approximately $27 million and $8 million, respectively, at Tyrone and approximately $2 million at Cobre.

     Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by the hearing officer, the financial assurance amount for Chino could be approximately $189 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

     NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Currently, under “interim” financial assurance required under the terms of their NMED closure permits, Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance, respectively, which is held by NMED. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates and may involve material cost depending on the form of financial assurance provided. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

     Significant Colorado Reclamation Program

     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, for Climax and Henderson, respectively. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. At December 31, 2002 and 2001, we had accrued closure costs of approximately $19 million and $18 million, respectively, for our Colorado operations.

     Other

     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal Bureau of Land Management (BLM). BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $2.7 million.

     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly over the past year, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from our principal surety bond provider for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

     Congress passed the General Mining Law in 1872 to govern access to federal lands. In 2002, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation has been introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

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

     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our operations will total approximately $29 million in 2003 and approximately $30 million in 2004; approximately $16 million was spent on such programs in 2002. We also anticipate making significant capital and other expenditures beyond 2004 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material.

     We do not expect that additional capital and operating costs associated with achieving compliance with the many environmental, health and safety laws and regulations will have a material adverse affect on our competitive position relative to other U.S. copper producers. These domestic copper producers are subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect us in our efforts to compete globally with those foreign producers not subject to such stringent requirements.

Other Matters

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, retirement obligations will be recognized when they are incurred and displayed as liabilities and the initial measurement will be at fair value. In addition, the asset retirement cost will be capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. This Statement is required to be adopted by the Company on or before January 1, 2003. Upon adoption of this Statement, we expect to record an increase to our closure and reclamation reserve of approximately $8 million, an increase to our mining properties assets ranging from $16 to $36 million and a cumulative effect ranging from $0 to $35 million in income. Final resolution of this matter is pending guidance from FASB regarding application of a change in policy for our acquired properties.

     In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) Opinion No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement was adopted by the Company in the 2003 first quarter.

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

     In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our year ended December 31, 2002, and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002.

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both.

FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that the adoption of FIN 46 will materially impact our financial reporting and disclosures.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, and was utilized in the determination of our Wire and Cable segment’s asset impairment charge in the 2002 third quarter and PDMC’s impairment charge in the 2002 fourth quarter.

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

($ in millions)

	2002	2001	2000

PDMC:
Copper – United States	$68.1	129.6	272.8
Copper – South American	15.8	61.9	29.9
Primary Molybdenum	9.8	8.7	8.9

	93.7	200.2	311.6

PDI:
Specialty Chemicals	24.1	28.9	55.7
Wire and Cable	9.3	12.8	16.9

	33.4	41.7	72.6

Corporate and other	3.3	21.0	13.0

	$130.4	262.9	397.2

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

DIVIDENDS AND MARKET PRICE RANGES

     The principal market for our common stock is the New York Stock Exchange. At April 9, 2003, there were 27,404 holders of record of our common shares. Due to economic conditions and continuing unsatisfactory copper prices, the Company reduced the quarterly dividend on its common shares by 75 percent beginning in the second quarter 2001 and eliminated the dividend on its common shares in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid on common shares in 2002, compared with dividend payments of $59.1 million in 2001.

     The Company declared dividends of $4.5563 per mandatory convertible preferred share in 2002, amounting to $9.1 million. Additional information required for this item is provided in the Quarterly Financial Data table.

QUARTERLY FINANCIAL DATA

($ in millions except per common share amounts)

     The following is a summary of selected unaudited quarterly financial data, as restated for the quarters ending March 31, 2002, June 30, 2002, September 30, 2002, and all quarters in 2001. (Refer to Note 22, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.)

	First Quarter			Second Quarter

		(1) (2) (3)			(1) (2) (3)
	As Previously	(4) (6)	As	As Previously	(4) (6) (7)	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

2002
Sales and other operating revenues	$918.5	—	$918.5	966.8	—	$966.8
Operating income (loss)	7.0	5.7	12.7	(15.8)	5.6	(10.2)
Loss before extraordinary item and cumulative effect of accounting change	(4.8)	2.9	(1.9)	(36.4)	2.1	(34.3)
Net loss	(27.7)	2.9	(24.8)	(36.4)	2.1	(34.3)
Basic and diluted loss per common share before extraordinary item and cumulative effect of accounting change	(0.06)	0.03	(0.03)	(0.48)	0.02	(0.46)
Basic and diluted loss per common share	(0.35)	0.03	(0.32)	(0.48)	0.02	(0.46)
Stock prices *
High	42.51	N/A	42.51	42.10	N/A	42.10
Low	30.50	N/A	30.50	33.50	N/A	33.50
Close	42.10	N/A	42.10	41.20	N/A	41.20

	Third Quarter			Fourth Quarter

		(1) (2) (3)
	As Previously	(4) (6) (7)	As
	Reported	Adjustments	Restated	Reported

2002
Sales and other operating revenues	$941.2	—	$941.2	895.5
Operating income (loss)	(18.9)	6.9	(12.0)	(199.8)
Loss before extraordinary item and cumulative effect of accounting change	(29.3)	2.2	(27.1)	(225.3)
Net loss	(55.9)	2.2	(53.7)	(225.3)
Basic and diluted loss per common share before extraordinary item and cumulative effect of accounting change	(0.37)	0.03	(0.34)	(2.58)
Basic and diluted loss per common share	(0.67)	0.03	(0.64)	(2.58)
Stock prices *
High	42.00	N/A	42.00	33.85
Low	24.67	N/A	24.67	22.90
Close	25.63	N/A	25.63	31.65

*	As reported in the Wall Street Journal.

Refer to quarterly explanations on pages 108 and 109.

QUARTERLY FINANCIAL DATA

($ in millions except per common share amounts)

	First Quarter			Second Quarter

		(1) (2)			(1) (2) (3)
	As Previously	(4) (7)	As	As Previously	(4) (7)	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

2001
Sales and other operating revenues	$1,100.7	—	$1,100.7	1,063.5	—	$1,063.5
Operating income (loss)	34.4	9.0	43.4	(17.2)	5.6	(11.6)
Income (loss) before cumulative effect of accounting change	16.2	(11.1)	5.1	(110.5)	17.4	(93.1)
Net income (loss)	14.2	(11.1)	3.1	(110.5)	17.4	(93.1)
Basic and diluted earnings (loss) per common share before cumulative effect of accounting change	0.21	(0.14)	0.07	(1.41)	0.22	(1.19)
Basic and diluted earnings (loss) per common share	0.18	(0.14)	0.04	(1.41)	0.22	(1.19)
Stock prices *
High	55.69	N/A	55.69	51.00	N/A	51.00
Low	39.55	N/A	39.55	37.82	N/A	37.82
Close	40.18	N/A	40.18	41.50	N/A	41.50

	Third Quarter			Fourth Quarter

		(1) (2) (3)			(1)(2)(3)(4)
	As Previously	(4) (7)	As	As Previously	(5)(6)(7)	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

2001
Sales and other operating revenues	$937.0	—	$937.0	901.2	—	$901.2
Operating income (loss)	(52.9)	(7.0)	(59.9)	(9.2)	8.5	(0.7)
Income (loss) before cumulative effect of accounting change	(100.4)	(2.4)	(102.8)	(78.3)	(60.4)	(138.7)
Net income (loss)	(100.4)	(2.4)	(102.8)	(78.3)	(60.4)	(138.7)
Basic and diluted earnings (loss) per common share before cumulative effect of accounting change	(1.28)	(0.03)	(1.31)	(1.00)	(0.77)	(1.77)
Basic and diluted earnings (loss) per common share	(1.28)	(0.03)	(1.31)	(1.00)	(0.77)	(1.77)
Stock prices *
High	41.84	N/A	41.84	37.25	N/A	37.25
Low	25.74	N/A	25.74	26.30	N/A	26.30
Close	27.50	N/A	27.50	32.40	N/A	32.40

*	As reported in the Wall Street Journal.

Refer to quarterly explanations on pages 108 and 109.

     In the fourth quarter of 2002, the Company identified certain accounting matters that require restatement to our financial statements for the quarterly periods ending March 31, 2001, through September 30, 2002, as follows:

(1)	To adjust the units-of-production rate calculation for PDMC’s mining, smelting and refining operations. This change reduced our depreciation and amortization expense and increased our operating income by $7.3 million, $6.9 million, $4.1 million, $7.1 million, $2.7 million, $3.0 million and $3.3 million beginning with the first quarter of 2001 through the third quarter of 2002, respectively. Additionally, this change increased our net income by $5.7 million, or 7 cents per common share; $5.2 million, or 7 cents per common share; $2.8 million, or 4 cents per common share; $4.9 million, or 5 cents per common share; $2.2 million, or 3 cents per common share; $2.4 million, or 3 cents per common share; and $2.6 million, or 3 cents per common share, beginning with the first quarter of 2001 through the third quarter of 2002, respectively.

(2)	To adjust the acquired reclamation obligations assumed in the Cyprus Amax Minerals Company acquisition. This change increased our cost of products sold and decreased our operating income or increased our operating loss (where applicable) by $0.6 million, $0.7 million, $0.8 million, $0.4 million, $0.9 million, $0.9 million and $0.9 million beginning with the first quarter of 2001 through the third quarter of 2002, respectively. Additionally, this change either decreased our net income or increased our net loss (where applicable) by $0.5 million, or 1 cent per common share; $0.5 million, or 1 cent per common share; $0.7 million, or 1 cent per common share; $0.3 million, $0.8 million, or 1 cent per common share; $0.7 million, or 1 cent per common share; and $0.7 million, or 1 cent per common share, beginning with the first quarter of 2001 through the third quarter of 2002, respectively.

(3)	To adjust the estimated reclamation obligation at our Tyrone mine in 2001 based upon updated cost information, and in 2002 to exclude mineralized material from the determination of the unit accrual rate. This change increased our cost of products sold and decreased our operating income or increased our operating loss (where applicable) and decreased our net income or increased our net loss (where applicable) by $1.4 million, or 2 cents per common share; $1.4 million, or 2 cents per common share; $1.5 million, or 2 cents per common share; $2.1 million, or 3 cents per common share; $2.1 million, or 3 cents per common share; and $2.4 million, or 3 cents per common share, beginning with the second quarter of 2001 through the third quarter of 2002, respectively.

(4)	To capitalize costs associated with material in mill and leach stockpiles and the consequent in-process material being converted to salable copper products, all of which were reviewed for lower of cost or market values. This change decreased (increased) our cost of products sold and increased (decreased) our operating income or decreased (increased) our operating loss (where applicable) by $2.3 million, $0.8 million, $(8.9) million, $(5.7) million, $6.0 million, $5.6 million and $6.9 million beginning with the first quarter of 2001 through the third quarter of 2002, respectively. Additionally, this change either increased (decreased) our net income or decreased (increased) our net loss by $1.2 million, or 2 cents per common share; $(0.8) million, or (1) cent per common share; $(7.6) million, or (10) cents per common share; $(5.6) million, or (7) cents per common share; $5.6 million, or 7 cents per common share; $5.1 million, or 7 cents per common share and $6.2 million, or 7 cents per common share, beginning with the first quarter of 2001 through the third quarter of 2002, respectively. The 2001 third quarter amounts included an $8.7 million pre-tax change to lower certain leach stockpile and in-process material to market.

(5)	To reverse a loss contingency reserve associated with legal matters. This change increased our special items and provisions net, (credit) and reduced our operating loss and net loss by $9.0 million, or 11 cents per common share, in the fourth quarter of 2001.

(6)	To establish a deferred tax asset valuation allowance associated with our El Abra copper mine in Chile. This change decreased our provision for taxes on income and increased our net loss by $57.9 million, or 74 cents per common share, in the fourth quarter of 2001 associated with amounts recognized prior to 2001 coupled with an increase in our net loss of $7.1 million, or 8 cents per common share, in the fourth quarter of 2001 associated with the adjustment of the deferred tax asset previously recognized during the first three quarters of 2001. Additionally, the adjustment to the deferred tax asset caused an increase to our net loss by $2.0 million, or 3 cents per common share; $2.2 million, or 3 cents per common share; $3.9 million, or 4 cents per common share, beginning with the first quarter through the third quarter of 2002.

(7)	The overall effect of the aforementioned adjustments resulted in an incremental income tax expense that decreased (increased) our net income and increased (decreased) our net loss (where applicable) by $17.5 million, or 22 cents per common share; $(14.9) million, or (19) cents per common share; $(4.5) million, or (6) cents per common share; and $1.9 million, or 2 cents per common share, beginning with the first quarter of 2001 through the fourth quarter of 2001, respectively. Additionally, this adjustment increased our net loss by $0.4 million, or 1 cent per common share, in the second quarter of 2002 and decreased our net loss by $0.4 million, or 1 cent per common share, in the third quarter of 2002.

     The first quarter 2002 net loss included after-tax, net special gains of $16.2 million, or 21 cents per common share, related primarily to the recognition of tax benefits associated with a net operating loss carryback prior to 2002, resulting from new U.S. tax legislation. Special gains recognized for tax benefits were offset by a charge associated with the cumulative effect of an accounting change associated with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The second quarter 2002 net loss included after-tax, net special charges of $12.7 million, or 16 cents per common share, primarily related to losses associated with an award made in a binding arbitration proceeding and charges for the settlement of certain historic Cyprus Amax lawsuits. Special charges were partially offset by gains associated with the sale of a non-core parcel of real estate and a tax benefit related to the release of taxes previously provided for.

     The third quarter 2002 net loss included after-tax, net special and extraordinary charges totaling $24.0 million, or 27 cents per common share. Extraordinary charges related to the July 2002 early extinguishment of debt; special charges primarily related to losses associated with the temporary closure of two wire and cable facilities and the restructuring and consolidation of certain Wire and Cable segment administrative functions that resulted in asset impairments and severance-related expenses. Special charges were partially offset by a tax benefit associated with net operating loss carryback prior to 2002 resulting from new U.S. tax legislation.

     The fourth quarter 2002 net loss included after-tax, net special charges of $188.4 million, or $2.13 per common share, primarily related to asset impairments recognized at the Cobre, Hidalgo and Ajo mines, as well as charges recognized for the settlement of certain historic Cyprus Amax lawsuits and legal matters.

     First quarter 2001 net income included after-tax, net special gains of $28.9 million, or 37 cents per common share, related to recoveries associated with settlements reached with several insurance companies on historic environmental liability claims.

     The second quarter 2001 net loss included after-tax, net special charges of $7.5 million, or 10 cents per common share, primarily related to restructuring charges associated with employee severance and benefit costs. Restructuring charges were partially offset by net special gains associated with additional recoveries related to settlements reached with several insurance companies on historic environmental liability claims.

     The third quarter 2001 net loss included after-tax, special gains of $0.2 million associated with the settlement of historic environmental liability claims.

     The fourth quarter 2001 net loss included after-tax, net special charges of $48.0 million, or 61 cents per common share, primarily related to an increase in the deferred tax asset valuation allowance, employee severance and benefit costs and environmental reserves related to facility closures, as well as a charge to recognize impairment losses on investments recorded in miscellaneous income and expense. Partially offsetting these charges were gains from the sale of our 50 percent interest in the Sossego exploration project, settlements reached with several insurance companies on historic environmental liability claims, and settlement with one insurance carrier associated with potential future legal matters.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet at December 31, 2002 and 2001, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2002, and notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated April 3, 2003, appear on pages 111 to 173 of this report. The financial statement schedule which appears on page 178 should be read in conjunction with these financial statements. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 2002. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the consolidated financial statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 2002, 2001 and 2000.

II - Valuation and qualifying accounts and reserves on page 178.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders’ equity, present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2000. As also described in Note 1, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 and its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
April 3, 2003

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Phelps Dodge Corporation

Our audits of the consolidated financial statements referred to in our report dated April 3, 2003, appearing in this Annual Report on Form 10-K of Phelps Dodge Corporation also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
April 3, 2003

PHELPS DODGE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS

(in millions except per share data)

	For the years ended December 31,

	2002	2001	2000

		As Restated*

Sales and other operating revenues	$3,722.0	4,002.4	4,525.1

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	3,120.5	3,459.1	3,572.0
Depreciation, depletion and amortization	410.2	439.9	440.3
Selling and general administrative expense	123.9	116.5	136.0
Exploration and research expense	40.3	56.3	56.8
Special items and provisions, net (see Note 3)	236.4	(40.6)	51.8

	3,931.3	4,031.2	4,256.9

Operating income (loss)	(209.3)	(28.8)	268.2
Interest expense	(187.0)	(227.5)	(217.8)
Capitalized interest	—	1.6	4.5
Miscellaneous income and expense, net	2.6	8.1	30.0

Income (loss) before taxes, minority interests, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting change	(393.7)	(246.6)	84.9
Benefit (provision) for taxes on income	110.2	(77.8)	(21.9)
Minority interests in consolidated subsidiaries	(7.8)	(4.8)	(8.2)
Equity in net earnings (losses) of affiliated companies	2.7	(0.3)	1.5

Income (loss) before extraordinary item and cumulative effect of accounting change	(288.6)	(329.5)	56.3
Extraordinary item (net of tax $4.7)	(26.6)	—	—
Cumulative effect of accounting change (net of tax $10.1 and $0 in 2002 and 2001, respectively)	(22.9)	(2.0)	—

Net income (loss)	(338.1)	(331.5)	56.3
Preferred stock dividends	(9.1)	—	—

Net income (loss) applicable to common shares	$(347.2)	(331.5)	56.3

Average number of common shares outstanding - basic	84.1	78.5	78.4
Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	$(3.54)	(4.19)	0.72
Extraordinary item	(0.32)	—	—
Cumulative effect of accounting change	(0.27)	(0.03)	—

Basic earnings (loss) per common share	$(4.13)	(4.22)	0.72

Average number of common shares outstanding - diluted **	84.1	78.5	78.8
Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	$(3.54)	(4.19)	0.72
Extraordinary item	(0.32)	—	—
Cumulative effect of accounting change	(0.27)	(0.03)	—

Diluted earnings (loss) per common share	$(4.13)	(4.22)	0.72

*	Refer to Note 22, Restatement of Consolidated Financial Statements.

**	Diluted earnings (loss) per common share would have been anti-dilutive for the years ended December 31, 2002 and 2001, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Statements

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions except per share prices)

	December 31,	December 31,
	2002	2001

		As Restated*
Assets
Current assets:
Cash and cash equivalents	$349.8	386.9
Accounts receivable, less allowance for doubtful accounts (2002 - $14.1; 2001 - $14.2)	391.1	398.8
Mill and leach stockpiles	48.9	51.0
Inventories	398.5	444.4
Supplies	142.8	150.3
Prepaid expenses and other current assets	26.5	27.0
Deferred income taxes	70.6	72.8

Current assets	1,428.2	1,531.2
Investments and long-term receivables	132.3	105.3
Property, plant and equipment, net	5,159.6	5,614.0
Long-term mill and leach stockpiles	64.3	42.6
Deferred income taxes	11.0	3.8
Other assets and deferred charges	233.6	287.4

	$7,029.0	7,584.3

Liabilities
Current liabilities:
Short-term debt	$35.2	59.3
Current portion of long-term debt	127.0	274.0
Accounts payable and accrued expenses	609.1	652.1
Dividends payable	3.4	—
Accrued income taxes	9.4	11.5

Current liabilities	784.1	996.9
Long-term debt	1,948.4	2,538.3
Deferred income taxes	430.8	442.6
Other liabilities and deferred credits	986.8	815.1

	4,150.1	4,792.9

Commitments and contingencies (see Notes 6, 17, 18 and 19)
Minority interests in consolidated subsidiaries	65.3	61.3

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 88.9 outstanding (2001 - 78.7) after deducting 17.1 shares (2002 and 2001) held in treasury	555.6	491.9
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2002	2.0	—
Capital in excess of par value	1,552.1	1,016.8
Retained earnings	1,173.3	1,520.5
Accumulated other comprehensive loss	(458.5)	(292.7)
Other	(10.9)	(6.4)

	2,813.6	2,730.1

	$7,029.0	7,584.3

*	Refer to Note 22, Restatement of Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

		For the years ended December 31,

		2002	2001	2000

			As Restated*

Operating activities
Net income (loss)	$	(338.1)	(331.5)	56.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization		410.2	439.9	440.3
Deferred income taxes		(9.0)	63.7	15.5
Equity earnings (losses), net of dividends received		1.6	1.7	0.9
Special items and provisions		237.6	(33.5)	54.3
Extraordinary loss on early extinguishment of debt		31.3	—	—
Cumulative effect of accounting change		33.0	2.0	—
Changes in current assets and liabilities:
Accounts receivable		17.0	34.5	9.7
Proceeds from sale of accounts receivable		(11.6)	79.7	—
Mill and leach stockpiles		2.1	17.7	9.1
Inventories		46.4	(10.7)	41.9
Supplies		4.6	—	(5.3)
Prepaid expenses		6.2	9.8	2.3
Deferred income taxes		—	—	(0.3)
Interest payable		(12.8)	—	(16.3)
Other accounts payable		(35.1)	24.5	(12.4)
Accrued income taxes		(1.5)	(12.0)	(24.9)
Other accrued expenses		19.0	(0.9)	(71.1)
Other adjustments, net		(52.9)	17.8	11.2

Net cash provided by operating activities		348.0	302.7	511.2

Investing activities
Capital outlays		(130.4)	(262.9)	(397.2)
Capitalized interest		—	(1.6)	(4.5)
Investment in subsidiaries, net of cash received		(2.8)	(48.1)	(25.1)
Proceeds from asset dispositions		33.3	51.5	159.4
Other investing		(40.4)	(5.7)	(6.8)

Net cash used in investing activities		(140.3)	(266.8)	(274.2)

Financing activities
Proceeds from issuance of debt		21.8	1,203.3	114.6
Payment of debt		(338.7)	(1,053.9)	(178.3)
Repurchase of debt		(480.7)	—	—
Common dividends		—	(59.1)	(157.5)
Preferred dividends		(5.7)	—	—
Issuance of shares		593.6	0.4	0.3
Debt issue costs		—	(7.3)	—
Other, net		(35.1)	17.6	(0.3)

Net cash provided by (used in) financing activities		(244.8)	101.0	(221.2)

(Decrease) increase in cash and cash equivalents		(37.1)	136.9	15.8
Cash and cash equivalents at beginning of year		386.9	250.0	234.2

Cash and cash equivalents at end of year	$	349.8	386.9	250.0

*	Refer to Note 22, Restatement of Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Shares		Preferred Shares
					Capital in
	Number	At Par	Number	At Par	Excess of	Retained
	of Shares	Value	of Shares	Value	Par Value	Earnings

Balance at December 31, 1999	78.7	$491.6	—	$—	$1,016.4	$1,959.8
Cumulative effect for restatements adjustments (see Note 22)*						52.1

Restated Balance at January 1, 2000*	78.7	491.6	—	—	1,016.4	2,011.9
Stock options exercised		0.2			1.4
Tax benefit from stock options						0.4
Restricted shares issued/cancelled, net		0.1			0.5
Other investment adjustments					(0.6)
Dividends on common shares						(157.5)
Comprehensive income (loss):
Net income (as restated)*						56.3
Other comprehensive income (loss), net of tax:
Translation adjustment
Unrealized gains on securities
Minimum pension liability

Other comprehensive loss

Comprehensive loss (as restated)*

Balance at December 31, 2000 (as restated)*	78.7	491.9	—	—	1,017.7	1,911.1
Stock options exercised					0.5
Restricted shares issued/cancelled, net					(1.4)
Dividends on common shares						(59.1)
Comprehensive income (loss):
Net loss (as restated)*						(331.5)
Other comprehensive income (loss), net of tax:
Translation adjustment
Cumulative effect of accounting change
Net loss on derivative instruments
Unrealized gains on securities
Minimum pension liability

Other comprehensive loss

Comprehensive loss (as restated)*

Balance at December 31, 2001 (as restated)*	78.7	491.9	—	—	1,016.8	1,520.5
Stock options exercised					0.2
Restricted shares issued/cancelled, net	0.2	1.2			6.1
Issuance of shares	10.0	62.5	2.0	2.0	529.1
Common shares purchased					(0.1)
Dividends on preferred shares						(9.1)
Comprehensive income (loss):
Net loss						(338.1)
Other comprehensive income (loss), net of tax:
Translation adjustment
Net gain on derivative instruments
Other investment adjustments
Unrealized loss on securities
Minimum pension liability

Other comprehensive loss

Comprehensive loss

Balance at December 31, 2002	88.9	$555.6	2.0	$2.0	$1,552.1	$1,173.3

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive		Shareholders’
	Income (loss)	Other	Equity

Balance at December 31, 1999	$(180.3)	$(10.7)	$3,276.8
Cumulative effect for restatements adjustments (see Note 22)*			52.1

Restated Balance at January 1, 2000*	(180.3)	(10.7)	3,328.9
Stock options exercised			1.6
Tax benefit from stock options			0.4
Restricted shares issued/cancelled, net		0.8	1.4
Other investment adjustments			(0.6)
Dividends on common shares			(157.5)
Comprehensive income (loss):
Net income (as restated)*			56.3
Other comprehensive income (loss), net of tax:
Translation adjustment	(45.9)		(45.9)
Unrealized gains on securities	0.8		0.8
Minimum pension liability	(1.0)		(1.0)

Other comprehensive loss	(46.1)		(46.1)

Comprehensive loss (as restated)*			10.2

Balance at December 31, 2000 (as restated)*	(226.4)	(9.9)	3,184.4
Stock options exercised			0.5
Restricted shares issued/cancelled, net		3.5	2.1
Dividends on common shares			(59.1)
Comprehensive income (loss):
Net loss (as restated)*			(331.5)
Other comprehensive income (loss), net of tax:
Translation adjustment	(42.9)		(42.9)
Cumulative effect of accounting change	(7.1)		(7.1)
Net loss on derivative instruments	(13.6)		(13.6)
Unrealized gains on securities	0.3		0.3
Minimum pension liability	(3.0)		(3.0)

Other comprehensive loss	(66.3)		(66.3)

Comprehensive loss (as restated)*			(397.8)

Balance at December 31, 2001 (as restated)*	(292.7)	(6.4)	2,730.1
Stock options exercised			0.2
Restricted shares issued/cancelled, net		(4.5)	2.8
Issuance of shares			593.6
Common shares purchased			(0.1)
Dividends on preferred shares			(9.1)
Comprehensive income (loss):
Net loss			(338.1)
Other comprehensive income (loss), net of tax:
Translation adjustment	(26.7)		(26.7)
Net gain on derivative instruments	1.1		1.1
Other investment adjustments	(0.7)		(0.7)
Unrealized loss on securities	(0.2)		(0.2)
Minimum pension liability	(139.3)		(139.3)

Other comprehensive loss	(165.8)		(165.8)

Comprehensive loss			(503.9)

Balance at December 31, 2002	$(458.5)	$(10.9)	$2,813.6

•	Refer to Note 22, Restatement of Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables stated in millions except as noted)

1.   Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours), and its majority-owned subsidiaries. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest; the Chino mine, located in New Mexico, in which we hold a two-thirds partnership interest; and the Candelaria and El Abra mines, located in Chile, in which we hold 80 percent and 51 percent partnership interests, respectively. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “Minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.

     Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned, and for which we do not exercise significant influence, are carried at cost.

Restatements. As further discussed in Note 22 to the Consolidated Financial Statements, we identified certain accounting matters relating to our December 31, 2001 and 2000, Consolidated Financial Statements that require restatement. The after-tax effect of these items increased retained earnings by $52.1 million at January 1, 2000, increased net income for the year ended December 31, 2000, by $27.3 million, or 35 cents per share, and increased the net loss for the year ended December 31, 2001, by $56.5 million, or 72 cents per share. The cumulative adjustments increased retained earnings by $22.9 million at December 31, 2001. These adjustments were necessary (i) to change the Company’s units-of-production depreciation rate methodology for mining, smelting and refining assets to exclude estimates of future capital as well as any material other than proven and probable ore reserves, and to depreciate short-lived mining assets on a straight-line basis over their estimated useful lives, less salvage value; (ii) to adjust the fair value estimates of acquired reclamation obligations and to recognize the related annual accretion expense, and to revise certain reclamation cost estimates and associated charges for information obtained in 2001; (iii) to capitalize as inventory copper contained in low-grade mill and leach stockpiles, and consequent in-process materials being converted to salable products; (iv) to reverse a loss contingency reserve associated with legal matters; and (v) to increase the valuation allowance for deferred tax assets. Additionally, as discussed in Note 21, Business Segment Data, our presentation of reportable segment information for PDMC for 2001 and 2000 has been revised to reflect additional segments.

Management’s Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); postemployment, postretirement and other employee benefit liabilities; bad debts; restructuring reserves; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within shareholders’ equity. For the translation of the financial statements of certain foreign subsidiaries dealing predominantly in U.S. dollars, and for those affiliates operating in highly inflationary economies, assets and liabilities receivable or payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

Statement of Cash Flows. For the purpose of preparing the Consolidated Statement of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mill Stockpiles, Leach Stockpiles, Inventories and Supplies. For PDMC, mill stockpiles, leach stockpiles, inventories and supplies are stated at the lower of cost or market. For mined copper and other metal inventories, cost is determined by the last-in, first-out (LIFO) method, and includes all costs incurred to the applicable stage of processing. Costs include labor and benefits, supplies, energy, depreciation and amortization, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction and refining. General and administrative costs for division and corporate offices are not included in inventory values.

     For molybdenum inventory, cost also is determined using the LIFO method. Costs include labor and benefits, supplies, energy, depreciation and amortization, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, roasting and chemical processing. General and administrative costs for corporate offices are not included in inventory values.

     For PDI, we use the LIFO method to value metal inventories. We use the first-in, first-out (FIFO) or moving average cost methods to determine costs for substantially all other PDI inventories. Costs include raw materials, direct and indirect production costs and depreciation. General and administrative costs for division and corporate offices are not included in inventory values.

     Substantially all supplies are purchased for PDMC and PDI, and cost is determined using a moving average method.

     Major classifications for PDMC are described below.

     Mill stockpiles

     Mill stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper by milling, concentrating, smelting and refining. Mill stockpiles that are expected to be processed in the future are valued based on mining and haulage costs incurred to deliver ore to the stockpiles, including associated depreciation, amortization and overhead costs.

     Because the determination of copper contained in mill stockpiles by physical count is impracticable, reasonable estimation methods are employed. The quantity of material delivered to the stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in the material delivered to the mill stockpiles.

     Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are reduced as material is removed and fed to the mill.

     Leach stockpiles

     Leach stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper through a leaching process. Leach stockpiles are exposed to acidic solutions that dissolve contained copper into solution for subsequent extraction processing. Leach stockpiles that are expected to be processed in the future are valued based on mining and haulage costs incurred to deliver ore to the stockpiles, including associated depreciation, amortization and overhead costs.

     Because the determination of copper contained in leach stockpiles by physical count is impracticable, reasonable estimation methods are employed. The quantity of material is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in material delivered to the leach stockpiles.

     Expected copper recovery rates are determined using small-scale laboratory tests, medium-scale column testing (which simulates the production-scale process), historical trends, and other factors, including mineralogy of the ore and rock type.

     Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take several years.

     Our processes and recovery rates are monitored continuously. We adjust our recovery rate estimates periodically as we learn more about the long-term leaching process and as the related technology changes. Estimates of copper contained in leach stockpiles are reduced as copper is recovered from the stockpile.

     Work-in-process

     Work-in-process inventories represent materials that are in the process of being converted into a salable product. Conversion processes vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper concentrates. For oxide ores, processing includes solution extraction and electrowinning and results in the production of copper cathodes. In-process material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the cost of the source material plus in-process conversion costs incurred to various points in the process, including depreciation relating to the associated process facilities. Molybdenum in-process inventory includes the cost of molybdenum concentrates and the costs incurred to convert those concentrates into various high-purity molybdenum chemicals or metallurgical products.

     Finished goods

     Finished goods include salable products (e.g., copper concentrates, copper anodes, copper cathodes, copper rod, high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the cost of the source material plus applicable conversion costs, including depreciation relating to the associated process facilities.

     Major classifications for PDI are described below.

     Raw materials

     Raw material includes purchased copper, aluminum, coating and insulating materials, and feedstock oil. PDMC generally supplies copper to our U.S. wire and cable business locations on a consignment basis.

     Work-in-process

     Work-in-process inventories represent wire and cable that is in the process of being converted into a salable product. In-process inventories are valued based on the cost of raw materials (copper, aluminum, and coating and insulating materials) plus in-process conversion costs incurred to various points in the process, including depreciation relating to the associated process facilities.

     Finished goods

     Finished goods include salable products, primarily copper and aluminum wire and cable, and carbon black. Carbon black is produced instantaneously from feedstock oil (a raw material). Finished goods are valued based on the cost of the source material plus applicable conversion costs, including depreciation relating to the associated process facilities, and packaging.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to operations as incurred except for planned major maintenance activities at our copper smelters and molybdenum roasters as described below.

     The principal depreciation method used for mining, smelting and refining operations is the units-of-production method applied on a group basis.

     Depreciation rates for each mine’s production are based on the ratio of depreciable life-of-mine assets over the associated projected life-of-mine of proven and probable ore reserves. Depreciable life-of-mine assets exclude non-mining land (which is not depreciated or depleted), mining land (which is depleted separately), short-lived assets (which are depreciated on a straight-line basis over their estimated useful lives less estimated salvage value) and undeveloped ore body values.

     Depreciation rates for smelter and refinery production are based on the ratio of total estimated life-of-facility depreciable assets over projected life-of-facility production. Depreciable facility assets exclude non-depreciable assets (such as land values) and short-lived assets (which are depreciated on a straight-line basis over their estimated useful lives less estimated salvage value).

     Buildings, machinery and equipment for our other operations are depreciated using the straight-line method over estimated lives of three to 40 years, or the estimated life of the operation if shorter.

     Upon disposal of assets depreciated on a group basis, cost less salvage is charged to accumulated depreciation.

     Values for mining properties represent mainly acquisition costs. Depletion of mines is computed on the basis of an overall unit rate applied to the pounds of principal products sold from mine production.

     Mine exploration costs and stripping costs to maintain production of operating mines are charged to operations as incurred. Mine development expenditures at new mines, and major development expenditures at operating mines outside existing pit limits that are expected to benefit future production beyond a minimum of one year, are capitalized and amortized on the units-of-production method. Major development expenditures at operating mines include the cost to remove overburden to prepare unique and identifiable areas outside the current mining area for such future production. Capitalized major development is amortized on a units-of-production method over associated proven and probable ore reserves.

     Our policy for repair and maintenance costs incurred in connection with periodic, planned, major maintenance activities that benefit future periods at our continuously operating copper smelters and molybdenum roasters is to defer such costs when incurred and charge them to operations equally during the subsequent periods benefited. These operations require shutdowns of the entire facility to perform planned major repair and maintenance activities on furnaces, acid plants, anode vessels, oxygen plants and other ancillary facilities. The frequency of such repair and maintenance activities is predictable and scheduled, and typically ranges from 12 months to 36 months, depending on the facility and area involved.

Environmental Expenditures. Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is accrued when a closure determination is made and approved by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on the specific facts and circumstances. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable. We recognize insurance receivables for environmental remediation when a settlement is reached with the insurance carrier.

Mine Closure Costs. Reclamation is an ongoing activity and we generally recognize estimated final reclamation costs over the life of active mining properties on a units-of-production basis. Non-operating sites that are currently on care-and-maintenance status suspend accrual of mine closure costs until the site resumes production. When management determines a mine should be permanently closed, any unrecognized closure obligation is recognized. For acquired mining properties, the portion of the reclamation obligation that has been incurred as of the acquisition date is recognized as an obligation in the opening balance sheet on a fair value basis. In subsequent periods, the acquired closure liability is accreted on a quarterly basis. The remaining estimated final reclamation costs for future disturbances at acquired properties are recognized on a units-of-production basis over the remaining life of the mining property. Phelps Dodge assesses mine closure costs at least annually or when facts and circumstances change. (Refer to further discussion in this note under New Accounting Standards – Statement of Financial Accounting Standards (SFAS) No. 143.)

Goodwill. Included in “Other assets and deferred charges” are costs in excess of the net assets of businesses acquired. These amounts have indefinite useful lives and are not amortized but rather tested at least annually for impairment. Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. In 2001 and 2000, goodwill was amortized on a straight-line basis over periods of 15 to 30 years. (Refer to further discussion in this note under New Accounting Standards – SFAS No. 142.)

Impairments. We evaluate our long-term assets to be held and used for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill and our identifiable intangible assets are evaluated at least annually for impairment. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal. (Refer to further discussion in this note under New Accounting Standards – SFAS Nos. 141, 142 and 144.)

Revenue Recognition. The Company sells its products pursuant to sales contracts entered into with its customers. Revenue for all our products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment of product. Product pricing is based upon quoted commodity prices plus applicable premiums.

     Certain of our sales agreements provide for provisional pricing based on either the New York Commodity Exchange (COMEX) or London Metal Exchange (LME) (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period, generally from one to three months after arrival at the customer’s facility. The Company’s provisionally priced sales contain an embedded derivative that, because it is unrelated to the commodity sale, is required to be accounted for separately from the contract. The contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting and accordingly is marked-to-market through earnings each period with reference to the appropriate commodity and exchange forward curve. At December 31, 2002, we had outstanding provisionally priced sales of 25.8 million pounds. For each 1 cent per pound change in the realized copper price, revenue and pre-tax income would vary (plus or minus) approximately $0.3 million for provisionally priced pounds at December 31, 2002.

Shipping and Handling Fees and Costs. Amounts billed to customers for shipping and handling are classified as sales and other operating revenues. Amounts incurred for shipping and handling are included in costs of products sold.

Hedging Programs. We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur that will result in exposing us to market risk. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. For a discussion on why we use derivative financial contracts, our year-end derivative positions and related financial results, refer to Note 20.

     We recognize all derivative financial instruments as assets and liabilities and measure them at fair value. For derivative instruments that are designated and qualify as cash flow hedges (specifically, aluminum swap contracts, floating-to-fixed interest rate swaps, diesel fuel swaps and call options, and natural gas call options and collars), the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. For derivative instruments that are designated and qualify as fair value hedges (specifically, fixed-price copper swap and futures contracts, currency forward exchange contracts, and fixed-to-floating interest rate swaps), gains or losses resulting from changes in their fair value are recognized currently in earnings. In addition, the gain or loss resulting from changes in the fair value of the hedged item attributable to the hedged risk is adjusted and recognized currently in earnings. Therefore, any ineffectiveness would be recognized currently in earnings.

     Effectiveness testing for qualified hedge programs (with the exception of interest rate swaps) utilizes an intrinsic valuation methodology. This methodology excludes the time value of money component, which is recognized immediately in earnings. Our interest rate swaps meet the criteria to assume no hedge ineffectiveness.

     Changes in the fair value of derivatives that do not qualify for hedge treatment (specifically, copper rod swap and futures contracts and certain currency swaps) are recognized currently in earnings.

Stock Compensation. At December 31, 2002, the Company had four stock-based option plans, which are described more fully in Note 14. We account for our stock option plans by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to compensation cost.

	2002	2001	2000

		As Restated*

Net income (loss) as reported	$(338.1)	(331.5)	56.3
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(13.8)	(12.0)	(12.5)

Pro forma net income (loss)	$(351.9)	(343.5)	43.8

Earnings (loss) per share
Basic – as reported	$(4.13)	(4.22)	0.72
Basic – pro forma	$(4.29)	(4.38)	0.56
Earnings (loss) per share
Diluted – as reported	$(4.13)	(4.22)	0.72
Diluted – pro forma	$(4.29)	(4.38)	0.56

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

Income Taxes. In addition to charging income for taxes actually paid or payable, the provision for taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for any deferred tax assets for which realization is not assured. The effect on deferred income taxes of a change in tax rates and laws is recognized in income in the period that such changes are enacted. Deferred income taxes have not been provided on the Company’s share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because we consider those earnings to be reinvested indefinitely.

Pension Plans. We have trusteed, non-contributory pension plans covering substantially all of our U.S. employees and some employees of international subsidiaries. The benefits are based on, in the case of certain plans, final average monthly compensation and years of service and, in the case of other plans, a fixed amount for each year of service. Our funding policy provides that payments to the pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans or, in the case of international subsidiaries, the minimum legal requirements in that particular country. Additional payments also may be made from time to time.

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

Postemployment Benefits. We have certain postemployment benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. The benefit plans may provide severance, long-term disability income, health care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation. Additional amounts may also be provided from time to time.

Earnings Per Share. Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued and the numerator excludes dividends. Restricted stock is unvested; accordingly, these unvested shares of restricted stock are only included in the computation of diluted earnings per share as they are only contingent upon vesting.

	2002	2001	2000

		As Restated*

Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$(338.1)	(331.5)	56.3
Preferred stock dividends	(9.1)	—	—

Net income (loss) applicable to common shares	(347.2)	(331.5)	56.3
Denominator:
Weighted average common shares outstanding	84.1	78.5	78.4

Basic earnings (loss) per common share	$(4.13)	(4.22)	0.72

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$(338.1)	(331.5)	56.3
Denominator:
Weighted average common shares outstanding	84.1	78.5	78.4
Weighted average employee stock options**	—	—	0.1
Weighted average restricted stock issued to employees**	—	—	0.3

Total weighted average common shares outstanding	84.1	78.5	78.8

Diluted earnings (loss) per common share***	$(4.13)	(4.22)	0.72

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

**	Additional common shares of 0.3 million and 0.2 million in 2002 and 2001, respectively, were anti-dilutive.

***	Diluted earnings (loss) per common share would have been anti-dilutive ($3.88) for the year ended December 31, 2002, if the conversion of mandatory convertible preferred shares to common shares of 2.8 million shares was reflected.

Stock options excluded from the computation of diluted earnings per share because option exercise prices exceeded the per share market value of our common stock were as follows:

	2002	2001	2000

Outstanding options	8.9	7.7	6.5
Average option exercise price	$56.67	61.91	64.81

New Accounting Standards. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, retirement obligations will be recognized when they are incurred and displayed as liabilities and the initial measurement will be at fair value. The liability will be accreted to its full value over time through charges to income. In addition, the asset retirement cost will be capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. This Statement is required to be adopted by the Company on or before January 1, 2003. Upon adoption of this Statement, we expect to record an increase to our closure and reclamation reserve of approximately $8 million, an increase to our mining properties ranging from $16 to $36 million and a cumulative effect ranging from $0 to $35 million credit to income. Final determination of the cumulative effect of this accounting change is pending guidance from FASB regarding application of SFAS No. 143 for our acquired properties.

     In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement was adopted by the Company in the 2003 first quarter.

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

     In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our year ended December 31, 2002, and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. (Refer to Note 18, Guarantees, for further discussion.)

     In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002. (Refer to this note under Stock Compensation for further discussion.)

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that the adoption of FIN 46 will materially impact our financial reporting and disclosures.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, and was applied in the determination of our Wire and Cable segment’s asset impairment charge in the 2002 third quarter and PDMC’s impairment charge in the 2002 fourth quarter.

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the Specialty Chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the Wire and Cable segment, for a total of $143.1 million, net. There have been no changes in the carrying amount of goodwill for the year ended December 31, 2002, except for the transitional impairment charge and the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

     Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. Upon completion of the transitional impairment tests, the net book value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill in 2001 and 2000 would have reduced goodwill amortization expense by $7.3 million and $8.1 million, reduced net loss by $6.1 million in 2001 and increased net income by $6.6 million in 2000, and reduced loss per share by 8 cents in 2001 and increased net income per share by 8 cents in 2000.

     During 2001, we adopted SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     In November 2001, the Company entered into an agreement (the Receivables Facility) whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed PD Receivables LLC (PD Receivables), a wholly owned, special purpose, bankruptcy-remote subsidiary. PD Receivables was formed for the sole purpose of buying and selling receivables generated by the Company, and is consolidated with the operations of the Company. Under the Receivables Facility, the Company transfers certain of its trade receivables to PD Receivables. PD Receivables, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables, and is permitted to receive advances of up to $85.0 million for the sale of such undivided interest. The agreement expired in November 2002, and was extended for the first of two successive one-year periods, subject to mutual agreement.

     The transactions are accounted for as a sale of receivables under the provisions of SFAS No. 140. At December 31, 2002 and 2001, there was $68.1 million and $79.7 million, respectively, advanced under the Receivables Facility. Costs associated with the sales of receivables, primarily related to funding and service costs charged by the finance group, were $2.3 million and $0.3 million during 2002 and 2001, respectively, and are included in cost of products sold in the statement of consolidated operations.

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The implementation resulted in a cumulative effect charge of $2.0 million (before and after taxes), or 3 cents per share, and a cumulative reduction to OCI of $7.1 million (before and after taxes).

Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2. Acquisitions and Divestitures

Dawson Ranch Divestiture. In May 2002, we sold the Dawson Ranch, approximately 50,000 acres, in Colfax County, New Mexico, to Colfax Land & Cattle Company, LLC. The sale resulted in a pre-tax gain of $22.6 million (before and after taxes). Under the terms of the sales agreement, we received total proceeds of $24.0 million less $1.4 million for sales related expenses for net proceeds of $22.6 million.

Sossego Divestiture. In October 2001, Phelps Dodge and Companhia Vale do Rio Doce (CVRD) entered into an agreement in which Phelps Dodge sold to CVRD, through CVRD’s subsidiary, Itabira Rio Doce Company Limited (ITACO), its 50 percent stake in the joint-venture company, Mineração Serra do Sossego S.A., for $42.5 million in cash. The joint venture had conducted exploration and feasibility studies for the potential development of the Sossego copper-gold deposit in the Carajás region of Brazil. In connection with the sale, the Company recognized a gain of $39.9 million (before and after taxes).

Cyprus Amax Coal Company Divestiture. In March 2000, we sold Cyprus Australia Coal Company, acquired in the Cyprus Amax acquisition, to Glencore Coal Australia Pty. Ltd., a subsidiary of Switzerland-based Glencore International AG, for approximately $150 million in cash with no gain or loss being realized.

Alcoa Fios e Cabos Electricos Acquisition. In December 1997, we acquired a 60 percent interest in the Brazilian copper and aluminum wire and cable manufacturing business (the Business) of Alcoa Aluminio, S.A. (Aluminio) for $72 million. At that time, the fair value of the Business was approximately $120 million. As part of the purchase agreement, Aluminio was given an optional exit mechanism to sell to the Company all, but not less than all, of its remaining shares in the Business. The agreement stipulated that Aluminio could exercise its option between December 31, 2000, and January 1, 2006. Under the terms of the agreement, the exit price would be the greater of (a) the sum of (i) the aggregate amount of cash paid in by Aluminio to subscribe to capital increases, plus (ii) $48 million, or (b) the value of shareholders’ equity represented by Aluminio’s shares. In January 2001, Aluminio gave the Company notice of its intent to exercise the option. As a result of other commitments by Aluminio under the purchase agreement, the exit price was renegotiated and the transaction to acquire Aluminio’s remaining 40 percent interest in the Business closed in March 2001 for $44.8 million. The final settlement price of $44.8 million was allocated to goodwill ($13.0 million), fixed assets ($3.2 million), other net assets ($1.3 million) and minority interests in consolidated subsidiaries ($27.3 million).

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

3. Special Items and Provisions

     Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results.

Note: Supplemental Data

     The following table summarizes special items and provisions for the year ended December 31, 2002:

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:*
PDMC -
December 2002 impairments and provisions:
Asset impairment charges	$(146.5)	(146.5)	(1.74)
Accrued closure costs	(7.0)	(7.0)	(0.08)
Environmental provisions, net	(1.6)	(1.6)	(0.02)
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	5.1	5.1	0.06
Additional retirement benefits	(6.4)	(6.4)	(0.08)
Environmental insurance recoveries, net	16.9	14.3	0.17
Sale of non-core real estate	22.6	22.6	0.27

	(116.9)	(119.5)	(1.42)

PDI -
September 2002 restructuring programs	(23.6)	(23.0)	(0.27)
Environmental provisions, net	0.3	0.3	—
Reassessment of prior restructuring programs	1.3	1.3	0.02

	(22.0)	(21.4)	(0.25)

Corporate and Other -
Environmental provisions, net	(12.7)	(12.7)	(0.15)
Environmental insurance recoveries, net	17.4	14.8	0.18
Historic Cyprus Amax lawsuit settlements	(54.7)	(53.0)	(0.63)
Historic Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)
Legal loss contingency	(1.0)	(1.0)	(0.01)

	(97.5)	(96.9)	(1.15)

	(236.4)	(237.8)	(2.82)

Miscellaneous income and expense, net:
Cost investment write-downs	(1.2)	(1.2)	(0.01)

Taxes:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.15
Tax benefit for 2001 net operating loss carryback	—	66.6	0.79

	—	79.6	0.94

Extraordinary loss - debt extinguishment	(31.3)	(26.6)	(0.32)

Cumulative effect of accounting change	(33.0)	(22.9)	(0.27)

	$(301.9)	(208.9)	(2.48)

*	Refer to Note 21, Business Segment Data, for special items and provisions by segment.

     In December 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million (before and after taxes) at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write-down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The impairment assessment used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of the discounted cash flows of the remaining ore reserves. The Hidalgo impairment included a $12.9 million (before and after taxes) write-down of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo will probably not be reconfigured to produce acid as originally anticipated and that the net book value of Hidalgo assets would probably not be recovered. Hidalgo’s power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million (before and after taxes) charge for the estimated remaining costs of its closure obligation at Hidalgo. Phelps Dodge has reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million (before and after taxes). This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

     On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes are expected to reduce our costs and align our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other High Performance Conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.6 million ($23.0 million after-tax). Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also performed an event-driven impairment test on the goodwill at our wire and cable plants through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan includes the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

     A net charge for environmental provisions of $14.0 million (before and after taxes) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 19, Contingencies, for further discussion of environmental matters.)

     The net effect of the reassessment of prior restructuring programs was zero (before and after taxes). PDMC recorded a $5.1 million (before and after taxes) gain for the reassessment of the October 2001 restructuring programs and a $6.4 million (before and after taxes) charge for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations since these operations will remain curtailed beyond one year from their January 2002 curtailment. PDI recorded a $1.3 million (before and after taxes) gain for the reassessment of prior restructuring programs associated with its Specialty Chemicals segment ($0.5 million before and after taxes) and its Wire and Cable segment ($0.8 million before and after taxes).

     A gain of $22.6 million (before and after taxes) was recognized for the sale of the Dawson Ranch property in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     Net insurance recoveries of $34.3 million ($29.1 million after-tax) were received from settlements reached with several insurance companies on historic environmental liability claims.

     A $54.7 million pre-tax ($53.0 million after-tax) charge was recognized for settlement of lawsuits related to Cyprus Amax Minerals Company (Cyprus Amax), which was acquired in October 1999. This included an $11.2 million pre-tax ($9.5 million after-tax) charge for the settlement of a lawsuit related to Amax Oil & Gas, and a $43.5 million (before and after taxes) charge for the settlement of a lawsuit with RAG American Coal Company (RAG). In addition, there was a $46.5 million ($45.0 million after-tax) charge associated with an award made in a binding arbitration proceeding filed against Cyprus Amax by Plateau Mining Corporation (a former subsidiary of Cyprus Amax).

     A net $1.0 million (before and after taxes) charge was recognized for the settlement of legal matters.

     A $1.2 million (before and after taxes) charge was recognized for the write-off of two cost basis investments.

     A $31.3 million extraordinary ($26.6 million after-tax) charge was recognized for early extinguishment of debt. (Refer to Note 12, Debt and Other Financing, for further discussion.)

     A $33.0 million ($22.9 after-tax) charge was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 142. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

     In 2002, the tax benefit included the release of deferred taxes previously provided with regard to Plateau Mining Corporation ($13.0 million) and a tax benefit of $66.6 million for net operating loss carryback prior to 2002 resulting from recent U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

     The following table presents a roll-forward of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

	2002
	Provision*	Additions	Payments	12/31/02

PDI –
Wire and Cable
Employee severance and relocation**	$3.3	0.6	(2.6)	1.3

*	Provision excluded $2.8 million of pension and other postretirement charges included in long-term liabilities.

**	Relocation costs were charged to expense as incurred.

Note: Supplemental Data

     The following table summarizes special items and provisions for the year ended December 31, 2001 (as restated, refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion):

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:*
PDMC -
Restructuring programs	$(27.1)	(27.1)	(0.35)
Environmental provisions	(14.9)	(14.9)	(0.19)
Gain on sale of Sossego	39.9	39.9	0.51

	(2.1)	(2.1)	(0.03)

PDI -
Restructuring programs	(1.4)	(1.4)	(0.02)
Hopkinsville facility write-down	(3.3)	(3.3)	(0.04)

	(4.7)	(4.7)	(0.06)

Corporate and Other -
Environmental provisions	(16.2)	(16.2)	(0.21)
Environmental insurance recoveries, net	61.8	61.8	0.79
Insurance settlement for legal loss contingency	9.0	9.0	0.11
Restructuring programs	(1.3)	(1.3)	(0.01)
Other	(5.9)	(5.9)	(0.07)

	47.4	47.4	0.61

	40.6	40.6	0.52

Miscellaneous income and expense, net:
Impairment loss on investments	(12.9)	(12.9)	(0.16)
Interest on prior year’s tax refunds	4.3	4.3	0.05
Other	1.5	1.5	0.02

	(7.1)	(7.1)	(0.09)

Taxes:
El Abra deferred tax asset valuation allowance	—	(57.9)	(0.74)

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

	$31.5	(26.4)	(0.34)

*	Refer to Note 21, Business Segment Data, for special items and provisions by segment.

     During 2001, we recorded charges of $29.8 million (before and after taxes) for restructuring programs comprising $27.1 million (before and after taxes) at PDMC, $1.4 million (before and after taxes) at PDI and $1.3 million (before and after taxes) at Corporate. In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives, which led to a re-

duction of approximately 500 positions. This resulted in an $11.3 million (before and after taxes) charge primarily for employee severance and benefit costs. In the fourth quarter of 2001, we announced a series of actions to address the then current economic environment, including changes in copper operations that led us to curtail approximately 220,000 metric tons of copper production annually (including our partner’s share) and to curtail 54,000 metric tons of North American carbon black production annually in 2002. These actions resulted in the layoff of approximately 1,600 employees mostly in January 2002. The Chino and Miami mines were temporarily closed, the Bagdad and Sierrita mines are operating at approximately one-half capacity, the Chino smelter and the Miami refinery were temporarily closed (approximately 1,500 positions), and Columbian Chemicals Company temporarily closed its El Dorado, Arkansas, facility (approximately 100 positions). This plan resulted in an $18.5 million (before and after taxes) net charge for employee reductions and facility closures associated with the announced production curtailments.

     A net charge for environmental provisions of $31.1 million (before and after taxes) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 19, Contingencies, for further discussion of environmental matters.)

     A gain of $39.9 million (before and after taxes) gain was recognized from the sale of our 50 percent interest in the Sossego project. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     A $3.3 million (before and after taxes) charge was taken to write down the closed Hopkinsville, Kentucky, magnet wire facility to its net realizable value due to detrimental market conditions.

     Net insurance recoveries of $61.8 million (before and after taxes) were received from settlements reached with several insurance companies on historic environmental liability claims. In addition, there was a $5.9 million (before and after taxes) charge related to other net special items recognized in 2001.

     A $9.0 million (before and after taxes) gain was recognized from the settlement reached with one of our insurance carriers associated with potential future legal matters.

     Special charges in miscellaneous income and expense in 2001 included a $12.9 million (before and after taxes) charge to recognize the impairment of our investment in Compañia San Ignacio de Morococha S.A. (SIMSA) ($9.1 million), a Peruvian zinc mine, and Equatorial Mining ($3.8 million) in Australia. Additionally, a $5.8 million (before and after taxes) gain was recognized for other net special items, which was primarily $4.3 million (before and after taxes) of interest income on prior years’ tax refunds.

     A $2.0 million (before and after taxes) charge was recorded for the cumulative effect of accounting change arising from the implementation of SFAS Nos. 133 and 138. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

     In 2001, a deferred tax asset valuation allowance of $57.9 million was established for our 51 percent interest in the El Abra copper mine in Chile. (Refer to Note 6, Income Taxes, for further discussion.)

     The following tables present a roll-forward of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

	2001	Reassess-
	Provision*	ments	Payments	12/31/01

PDMC –
U.S. Mines
Morenci
Employee severance and relocation**	$1.7	—	(1.4)	0.3

Bagdad/Sierrita
Employee severance and relocation**	3.6	—	(0.1)	3.5
Mothballing/take-or-pay contracts	3.1	—	—	3.1

	6.7	—	(0.1)	6.6

Miami/Bisbee
Employee severance and relocation**	2.0	—	(0.2)	1.8
Mothballing/take-or-pay contracts	1.0	—	—	1.0

	3.0	—	(0.2)	2.8

Chino/Cobre
Employee severance and relocation**	1.8	—	(0.6)	1.2
Mothballing/take-or-pay contracts	0.2	—	—	0.2

	2.0	—	(0.6)	1.4

Tyrone
Employee severance and relocation**	0.5	—	(0.3)	0.2

	13.9	—	(2.6)	11.3

	2001	Reassess-
	Provision*	ments	Payments	12/31/01

Manufacturing and Sales
Employee severance and relocation**	1.7	—	(0.3)	1.4
Mothballing/take-or-pay contracts	4.4	—	(0.3)	4.1

	6.1	—	(0.6)	5.5

Primary Molybdenum
Employee severance and relocation**	0.3	—	(0.2)	0.1

Other Mining
Employee severance and relocation**	1.7	—	(0.9)	0.8

	22.0	—	(4.3)	17.7

PDI –
Specialty Chemicals
Disposal and dismantling	0.6	—	(0.1)	0.5
Employee severance and relocation**	0.8	—	—	0.8

	1.4	—	(0.1)	1.3

Corporate and Other –
Employee severance and relocation**	0.9	—	(0.9)	—

	$24.3	—	(5.3)	19.0

*	Provision excluded $6.3 million of pension and other postretirement charges for the second quarter 2001 restructuring, included in long-term liabilities.

**	Relocation costs were charged to expense as incurred.

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDMC –
U.S. Mines
Morenci
Employee severance	$0.3	0.1	(0.3)	0.1

Bagdad/Sierrita
Employee severance	3.5	(1.1)	(2.4)	—
Mothballing/take-or-pay contracts	3.1	(0.8)	(2.1)	0.2

	6.6	(1.9)	(4.5)	0.2

Miami/Bisbee
Employee severance	1.8	(0.5)	(1.3)	—
Mothballing/take-or-pay contracts	1.0	(0.4)	(0.5)	0.1

	2.8	(0.9)	(1.8)	0.1

Chino/Cobre
Employee severance	1.2	(0.7)	(0.4)	0.1
Mothballing/take-or-pay contracts	0.2	(0.1)	(0.1)	—

	1.4	(0.8)	(0.5)	0.1

Tyrone
Employee severance	0.2	—	(0.2)	—

	11.3	(3.5)	(7.3)	0.5

Manufacturing and Sales
Employee severance	1.4	(0.2)	(1.1)	0.1
Mothballing/take-or-pay contracts	4.1	(1.2)	(2.9)	—

	5.5	(1.4)	(4.0)	0.1

Primary Molybdenum
Employee severance	0.1	—	(0.1)	—

Other Mining
Employee severance	0.8	(0.2)	(0.6)	—

	17.7	(5.1)	(12.0)	0.6

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDI –
Specialty Chemicals
Disposal and dismantling	0.5	(0.4)	(0.1)	—
Employee severance	0.8	(0.1)	(0.7)	—

	1.3	(0.5)	(0.8)	—

	$19.0	(5.6)	(12.8)	0.6

     A reassessment of $2.6 million for employee termination benefits at PDMC’s segments was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained to fill open positions or would not be eligible for supplemental unemployment as originally anticipated. In addition, there was reassessment of $2.5 million related to savings from renegotiated contracts or from reduced penalties on demand contracts. Further, a $6.4 million charge was recognized for additional pension-related benefits, which are included in long-term liabilities, for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations were expected to remain curtailed beyond one year from their January 2002 curtailment.

     PDI’s Specialty Chemicals segment reassessment related to (i) $0.4 million for an adjustment to disposal and dismantling charges for the El Dorado plant facility and (ii) a reclassification of $0.1 million to long-term pension benefits.

Note: Supplemental Data

     The following table summarizes special items and provisions for the year ended December 31, 2000:

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:*
PDMC -
Mining curtailments	$(5.8)	(3.8)	(0.05)

PDI -
Wire and cable closure/impairments	(38.7)	(35.3)	(0.45)
Restructuring programs	(7.3)	(4.5)	(0.06)

	(46.0)	(39.8)	(0.51)

	(51.8)	(43.6)	(0.56)

Cost of products sold:
PDI -
Wire and cable working capital write-downs	(5.6)	(5.6)	(0.07)

Miscellaneous income and expense, net:
Philippines investment impairment	(7.2)	(7.2)	(0.09)
Interest income on prior years’ tax refunds	5.8	3.6	0.05
Settlement of insurance claim	4.5	3.0	0.04

	3.1	(0.6)	—

Taxes:
Income tax refund	—	6.5	0.08

	$(54.3)	(43.3)	(0.55)

*	Refer to Note 21, Business Segment Data, for special items and provisions by segment.

     In the second quarter of 2000, we announced a plan to reduce operating costs and restructure operations at our Miami/Bisbee, Primary Molybdenum and Wire and Cable segments. This restructuring plan resulted in the Company recognizing a special, pre-tax charge of $57.4 million ($49.2 million after-tax) during 2000. This plan comprised the following actions:

(i) High-cost production was curtailed at the Miami copper mine in Arizona and production was reduced at the Henderson mine in Colorado. Molybdenum production at the Henderson mine was curtailed by approximately 20 percent, and its workforce was reduced by approximately 130 workers. The curtailment of production resulted in a special, pre-tax charge of $4.3 million for severance-related costs. Additionally, our Miami copper mine reduced its mining activities. The new mine plan temporarily suspended stripping in a higher cost portion of the mine and has allowed the redistribution of a variety of mining equipment, including shovels and haul trucks, to other PDMC operations to reduce overall capital expenditures. The reduction of mining activities resulted in a special, pre-tax charge of $1.5 million for severance and other related costs.

(ii) Production ceased at two wire and cable plants in Venezuela in the second quarter of 2000 due to low forecast plant utilization levels as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a total special, pre-tax loss of $26.1 million, consisting of an impairment in the carrying value of property, plant and equipment and other assets of $19.5 million; an impairment of goodwill of $1.7 million; and a restructuring accrual of $4.9 million associated with severance-related costs ($2.2 million) and plant dismantling costs ($2.7 million). In addition, working capital write-downs of $3.4 million were recorded to cost of products sold as a result of the decision to close the plants.

(iii) The closure of a telephone cable operation in El Salvador in the fourth quarter of 2000 was due to low plant utilization levels as a result of heightened global competition for telecommunication cable. The plant closure resulted in a special, pre-tax loss of $5.5 million, including $4.5 million relating to the impairment of the carrying value of property, plant and equipment and other assets and a restructuring accrual of $1.0 million associated with plant dismantling costs. In addition, working capital write-downs of $2.2 million were recorded to cost of products sold as a result of the decision to close the plant.

(iv) A special, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. The continuing competitive pricing environment led to a determination that we should assess the recoverability of our Austrian wire and cable asset values. Our assessment of the carrying value of the property, plant and equipment of $4.2 million and the goodwill balance of $2.8 million indicated impairments of $3.0 million and $2.8 million, respectively.

     In addition to the above items, during 2000, we recognized net additional costs of $8.6 million at our wire and cable plants in conjunction with the June 30, 1999, restructuring programs.

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

     The following tables present a roll-forward of the liabilities incurred in connection with the 2000 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

	2000
	Provision	Additions	Payments	12/31/00

PDMC –
U.S. Mines
Miami/Bisbee
Employee severance	$0.9	—	(0.2)	0.7
Equipment relocation*	—	0.6	(0.6)	—

	0.9	0.6	(0.8)	0.7

Primary Molybdenum
Employee severance	4.3	—	(3.4)	0.9

	5.2	0.6	(4.2)	1.6

PDI –
Wire and Cable
Employee severance	2.2	—	(2.2)	—
Plant removal and dismantling*	2.8	0.9	(0.7)	3.0

	5.0	0.9	(2.9)	3.0

	$10.2	1.5	(7.1)	4.6

*	Relocation costs were charged to expense as incurred.

		Reassess-
	12/31/00	ments	Payments	12/31/01

PDMC –
U.S. Mines
Miami/Bisbee
Employee severance	$0.7	(0.7)	—	—

Primary Molybdenum
Employee severance	0.9	(0.6)	(0.3)	—

	1.6	(1.3)	(0.3)	—

PDI –
Wire and Cable
Plant removal and dismantling	3.0	—	(1.1)	1.9

	$4.6	(1.3)	(1.4)	1.9

     A reassessment of $1.3 million for employee termination benefits at PDMC’s segments was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained after all and moved to positions being filled by contractors.

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDI –
Wire and Cable
Plant removal and dismantling	$1.9	(1.3)	(0.1)	0.5

     PDI’s Wire and Cable segment reassessment related to (i) a $0.5 million adjustment to plant dismantling charges related to the wire and cable plant closures in Venezuela and (ii) a $0.8 million non-cash deduction related to the devaluation of Venezuelan currency.

     In the second quarter of 1999, we announced a plan to reduce operating costs and improve operating performance at our Manufacturing and Sales, Other Mining, Specialty Chemicals and Wire and Cable segments by (i) curtailing higher cost copper production by temporarily closing our Hidalgo smelter in New Mexico and Morenci’s Metcalf concentrator, as well as curtailing production by 50 percent at our copper refinery in El Paso, Texas; (ii) selling a non-core South African fluorspar mining unit; (iii) restructuring certain wire and cable assets to respond to changing market conditions; and (iv) suspending operations at Columbian Chemicals’ carbon black plant in the Philippines.

     The following tables present a roll-forward from December 31, 1999, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

	12/31/99	Additions	Payments	12/31/00

PDMC –
Manufacturing and Sales
Employee severance	$0.8	—	(0.8)	—

Other Mining
Employee severance	0.6	—	(0.2)	0.4
Mothballing/take-or-pay contracts	3.5	—	(1.0)	2.5
Environmental clean-up	5.9	—	(5.9)	—

	10.0	—	(7.1)	2.9

	10.8	—	(7.9)	2.9

PDI –
Specialty Chemicals
Employee severance	0.3	—	(0.3)	—
Disposal and dismantling	1.8	—	(0.5)	1.3
Environmental	0.8	—	(0.1)	0.7

	2.9	—	(0.9)	2.0

Wire and Cable
Employee severance	3.2	—	(2.8)	0.4
Take-or-pay contracts	2.0	1.1	(1.1)	2.0
Plant removal and dismantling*	1.0	9.4	(9.6)	0.8

	6.2	10.5	(13.5)	3.2

	9.1	10.5	(14.4)	5.2

	$19.9	10.5	(22.3)	8.1

*	Relocation costs were charged to expense as incurred.

		Reassess-
	12/31/00	ments	Payments	12/31/01

PDMC –
Other Mining
Employee severance	$0.4	—	(0.2)	0.2
Mothballing/take-or-pay contracts	2.5	—	(1.1)	1.4

	2.9	—	(1.3)	1.6

PDI –
Specialty Chemicals
Disposal and dismantling	1.3	(1.0)	—	0.3
Environmental	0.7	—	(0.1)	0.6

	2.0	(1.0)	(0.1)	0.9

Wire and Cable
Employee severance	0.4	—	(0.4)	—
Take-or-pay contracts	2.0	—	(0.9)	1.1
Plant removal and dismantling	0.8	—	(0.6)	0.2

	3.2	—	(1.9)	1.3

	5.2	(1.0)	(2.0)	2.2

	$8.1	(1.0)	(3.3)	3.8

     PDI’s Specialty Chemicals segment reassessment of $1.0 million related to the closure of our carbon black manufacturing facility in the Philippines. At the time of closure, there was some equipment that had been purchased previously in conjunction with an earlier planned expansion of the Philippine facility. When the Philippine closure was announced, an accrual was included for this equipment reflecting our assessment that its disposition would result in a loss of $0.9 million. This accrual was reclassified subsequently as a deduction to property, plant and equipment. The remaining $0.1 million related to a non-cash deduction resulting from foreign currency devaluation.

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDMC –
Other Mining
Employee severance	$0.2	(0.1)	(0.1)	—
Mothballing/take-or-pay contracts	1.4	—	(0.8)	0.6

	1.6	(0.1)	(0.9)	0.6

PDI –
Specialty Chemicals
Disposal and dismantling	0.3	(0.3)	—	—
Environmental	0.6	(0.6)	—	—

	0.9	(0.9)	—	—

Wire and Cable
Take-or-pay contracts	1.1	(0.1)	—	1.0
Plant removal and dismantling	0.2	(0.2)	—	—

	1.3	(0.3)	—	1.0

	2.2	(1.2)	—	1.0

	$3.8	(1.3)	(0.9)	1.6

     PDMC’s Other Mining segment reassessment included a $0.1 million reclassification to long-term liabilities related to pension and other postretirement benefits.

     PDI’s Specialty Chemicals segment reassessment related to a Philippine plant for (i) a $0.3 million adjustment to disposal and dismantling charges and (ii) a $0.6 million for environmental costs that were relieved as the property was sold during the period.

     PDI’s Wire and Cable segment reassessment related to (i) a $0.1 million adjustment related to a lease contract and (ii) a $0.2 million adjustment related to dismantling charges at a Venezuelan plant, which included a $0.1 million non-cash deduction resulting from the devaluation of Venezuelan currency.

4. Investments and Long-Term Receivables

     Investments and long-term receivables at December 31 were as follows:

	2002	2001

Equity basis:
International wire and cable manufacturers	$5.2	4.9
Port Carteret (50%)	20.9	23.0
Other	5.7	6.2
Cost basis and notes receivable:
Southern Peru Copper Corporation (14%)	13.2	13.2
Long-term bond investments	31.7	20.7
Other cost basis investments	16.7	21.0
Notes receivable and other*	38.9	16.3

	$132.3	105.3

*	Includes $29.4 million in 2002 due from El Abra for funding CODELCO’s 49 percent share of El Abra subordinated loans.

     Equity earnings (losses) were as follows (in millions): 2002 - $2.7; 2001 - ($0.3); 2000 - $1.5.

     Dividends from equity basis investments were received as follows (in millions): 2002 - $4.3; 2001 - $1.4; 2000 - $2.5.

     Our retained earnings include undistributed earnings of equity basis investments of (in millions): 2002 - $63.6; 2001 - $65.2; 2000 - $66.9.

     Condensed financial information for our equity basis investments at December 31 was as follows:

	2002	2001	2000

Sales	$87.0	109.7	119.2
Net income (loss)	$7.1	3.1	(7.8)

	2002	2001	2000

Net current assets	$10.8	14.8	3.2
Property, plant and equipment, net	73.0	62.9	90.5
Long-term debt	(27.6)	(7.3)	(11.6)
Other assets and liabilities, net	3.1	(1.0)	21.8

Net assets	$59.3	69.4	103.9

5. Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net for the years ended December 31 was as follows:

	2002	2001	2000

Interest income	$15.8	23.3	19.5
Investment impairments*	(1.2)	(12.9)	(7.2)
Southern Peru Copper Corporation dividend (14% minority interest)	4.0	4.0	3.8
Interest on IRS refund	—	4.3	5.8
Gain on sale of Australian iron ore royalties	—	—	4.7
Willow Creek insurance settlement	—	1.5	4.5
Foreign currency exchange loss	(3.0)	(1.2)	(1.5)
Non-qualified trust asset mark-to-market	(2.7)	(3.3)	(0.2)
Miscellaneous non-operating expenses	(11.8)	(7.7)	(3.6)
Royalties and rental income	1.1	2.7	1.3
Other	0.4	(2.6)	2.9

	$2.6	8.1	30.0

*	Write-down of cost investments ($1.2 million) during 2002; impairment of investment in SIMSA ($9.1 million) and Equatorial Mining ($3.8 million) during 2001, and PD Philippines ($7.2 million) during 2000.

6. Income Taxes

     Geographic sources of income (loss) before taxes, minority interests, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting change for the years ended December 31 were as follows:

	2002	2001	2000

		As Restated *

United States	$(466.7)	(320.6)	29.8
Foreign	73.0	74.0	55.1

	$(393.7)	(246.6)	84.9

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

     The (provision) benefit for income taxes for the years ended December 31 was as follows:

	2002	2001	2000

		As Restated *

Current:
Federal	$128.8	(6.0)	12.8
State	1.2	6.2	(2.3)
Foreign	(18.7)	(14.3)	(16.9)

	111.3	(14.1)	(6.4)

Deferred:
Federal	18.4	13.4	4.4
State	(5.7)	1.2	1.6
Foreign	(13.8)	(78.3)	(21.5)

	(1.1)	(63.7)	(15.5)

	$110.2	(77.8)	(21.9)

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

     A reconciliation of the U.S. statutory tax rate to our effective tax rate was as follows:

Expense (benefit)
	2002	2001	2000

		As Restated*

Statutory tax rate	(35.0)%	(35.0)	35.0
Depletion	(2.7)	(1.9)	(30.6)
State and local income taxes	1.2	(2.8)	0.8
Effective international tax rate	5.8	4.3	11.4
Adjustments to prior years	—	(3.0)	(18.3)
Valuation allowance	6.8	70.7	22.8
Other items, net	(4.1)	(0.8)	4.7

Effective tax rate	(28.0)%	31.5	25.8

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

     We paid federal, state, local and foreign income taxes of approximately $25 million in 2002, compared with approximately $43 million in 2001 and $75 million in 2000. U.S. losses cannot offset income in foreign jurisdictions, resulting in payment of foreign taxes. We received refunds of federal, state, local and foreign income taxes of approximately $66 million in 2002, compared with approximately $36 million in 2001 and approximately $78 million in 2000.

     At December 31, 2002, we had alternative minimum tax credits of approximately $338 million available for carryforward for U.S. federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax in any given year.

     The Company has alternative minimum tax foreign tax credit carryforwards for federal income tax purposes of approximately $9 million expiring in 2003 and 2004, and regular tax foreign tax credits of approximately $15 million expiring in 2003.

     The Company has U.S. net operating loss carryforwards for regular tax purposes of approximately $930 million expiring from 2003 to 2022; Venezuelan net operating loss carryforwards of approximately $6 million expiring from 2003 to 2005; and Chilean net operating loss carryforwards of approximately $373 million that do not expire. The Company also has Peruvian net operating loss carryforwards of approximately $18 million that may be utilized in the first year the Company’s Peruvian subsidiary has taxable income as well as the subsequent three years. The U.S. carryforwards include approximately $377 million of Cyprus Amax net operating loss carryforwards that are subject to annual limitations on their usage of approximately $98 million. Unused annual limitation amounts can be carried forward and added to the limitation for each succeeding year until such losses are either utilized or expire during 2003 to 2018. The Company also has U.S. alternative minimum tax net operating loss carryforwards of approximately $440 million expiring from 2019 to 2022.

     The Company has approximately $120 million of U.S. capital loss carryforwards for regular tax purposes expiring from 2005 to 2008 and approximately $247 million of U.S. capital loss carryforwards for alternative minimum tax purposes expiring from 2004 to 2008. Capital loss carryforwards may only be used to offset capital gains in the carryforward periods. These carryforwards include approximately $71 million of Cyprus Amax capital loss carryforwards for alternative minimum tax purposes that are subject to annual limitations on their usage.

     On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. Our valuation allowances, which totaled $508.4 million and $550.4 million at December 31, 2002 and 2001, respectively, relate to all or a portion of our U.S. net operating loss, capital loss, and alternative minimum tax credit carryforwards, our Chilean net operating loss carryforwards, and our Venezuelan net operating loss carryforwards. The increase in our valuation allowances in 2001 relates primarily to U.S. and Chilean net operating loss carryforwards while the decrease in 2002 relates primarily to our ability to utilize U.S. net operating loss carryforwards as a result of the enact-

ment of the Job Creation and Worker Assistance Act of 2002 that enabled us to obtain a refund of taxes paid in prior years. The tax benefit recognized in 2002 is primarily attributable to these refunds and the related reduction in the valuation allowances, as well as the release of deferred taxes previously provided with regard to an arbitration award.

     Deferred income tax assets (liabilities) comprised the following at December 31:

	2002	2001*

Tax credits	$353.4	317.9
Postretirement and postemployment benefits	113.9	115.8
Reserves	208.7	180.6
Mining costs	30.7	53.6
Net operating loss carryforwards	461.1	520.8
Capital loss carryforwards	41.9	76.5
Other	27.5	23.2

Deferred tax assets	1,237.2	1,288.4
Valuation allowances	(508.4)	(550.4)

Net deferred tax assets	728.8	738.0

Exploration and mine development costs	(80.5)	(97.3)
Depreciation	(881.6)	(937.7)
Mining properties	(108.4)	(48.4)
Pensions	(7.5)	(20.6)

Deferred tax liabilities	(1,078.0)	(1,104.0)

	$(349.2)	(366.0)

*	2001 has been restated. Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

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

     Income taxes have not been provided on our share (approximately $638 million) of undistributed earnings of our foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these earnings would generate additional foreign tax withholdings and U.S. tax of approximately $84 million and $5 million, respectively.

7. Mill and Leach Stockpiles, Inventories and Supplies

     Mill and leach stockpiles, inventories and supplies at December 31, 2002, were as follows:

	PDMC	PDI	Total

Mill and Leach Stockpiles
Current:
Leach stockpiles	$48.9	—	48.9

Long-term*:
Mill stockpiles	$31.9	—	31.9
Leach stockpiles	32.4	—	32.4

	$64.3	—	64.3

Inventories
Raw materials	$0.5	34.2	34.7
Work-in-process	18.8	13.4	32.2
Finished goods	260.4	71.2	331.6

	$279.7	118.8	398.5

Supplies	$118.0	24.8	142.8

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.

     Mill and leach stockpiles, inventories and supplies at December 31, 2001, were as follows:

	PDMC*	PDI	Total

Mill and Leach Stockpiles –
Current:
Leach stockpiles	$51.0	—	51.0

Long-term**:
Mill stockpiles	$30.3	—	30.3
Leach stockpiles	12.3	—	12.3

	$42.6	—	42.6

Inventories –
Raw materials	$1.5	28.6	30.1
Work-in-process	14.0	14.2	28.2
Finished goods	305.0	81.1	386.1

	$320.5	123.9	444.4

Supplies	$122.7	27.6	150.3

*	As restated, refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

**	Stockpiles not expected to be processed within the next 12 months are classified as long-term.

     Mill and leach stockpiles valued by the last-in, first-out method would have been greater if valued at current costs by approximately $779 million and $443 million at December 31, 2002 and 2001, respectively. The increase in 2002 current costs is primarily due to a 0.5 million tons increase in the estimated commercially recoverable copper. Current costs for mill and leach stockpiles for both 2002 and 2001 are significantly higher than their respective carrying costs primarily due to 0.5 million tons of copper contained in leach stockpiles that are carried at a zero value. That material was originally mined as waste, but as a result of changes in our technological capabilities is now expected to be processed.

     Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $79 million and $75 million at December 31, 2002 and 2001, respectively.

     Supplies are stated net of a reserve for obsolescence of $28.4 million and $27.2 million at December 31, 2002 and 2001, respectively. We use valuation allowances for defective, unusable or obsolete inventories.

8. Property, Plant and Equipment

     Property, plant and equipment at December 31 comprised the following:

	2002	2001*

Buildings, machinery and equipment	$7,019.6	7,072.8
Mining properties	1,361.4	1,461.1
Capitalized mine development**	171.8	168.2
Land and water rights	135.8	136.7

	8,688.6	8,838.8
Less accumulated depreciation, depletion and amortization	3,529.0	3,224.8

	$5,159.6	5,614.0

*	2001 has been restated. Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

**	For comparative purposes, fully amortized capitalized mine development has been removed from capitalized mine development costs and accumulated amortization to conform with the 2002 presentation.

Refer to Note 19, Contingencies, for property, plant and equipment associated with properties on care-and-maintenance status.

9. Other Assets and Deferred Charges

     Other assets and deferred charges at December 31 were as follows:

	2002	2001

Goodwill, less accumulated amortization*	$90.7	143.1
Employee benefit plans**	87.4	108.9
Debt issue costs	13.9	27.6
Interest rate swap contracts***	32.7	1.0
Other	8.9	6.8

	$233.6	287.4

*	Refer to Note 1, Summary of Significant Accounting Policies, relating to the implementation of SFAS No. 142.

**	Refer to Note 10, Accounts Payable and Accrued Expenses, for short-term liability, Note 11, Other Liabilities and Deferred Credits, for long-term liability, and Note 15, Pension Plans, and Note 16, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

***	Refer to Note 20, Derivative Financial Instruments Held for Purposes Other Than Trading and Fair Value of Financial Instruments, for further discussion.

10. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31 were as follows:

	2002	2001*

Accounts payable	$246.9	287.3
Salaries, wages and other compensation	49.5	35.7
Pension, postretirement, postemployment and other employee benefit plans**	51.5	39.4
Insurance reserves***	14.8	24.9
Environmental reserves***	44.2	46.9
Restructuring reserves****	4.0	24.7
Smelting, refining and freight	9.0	14.6
Other accrued taxes	28.5	31.3
Closure reserves***	1.7	11.2
Accrued utilities	21.0	16.4
Interest*****	20.0	32.8
Professional fees	10.3	9.8
Lawsuit accruals******	49.2	1.2
Maintenance contracts/contractor accruals	8.9	10.1
Other	49.6	65.8

	$609.1	652.1

*	2001 has been restated. Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

**	Refer to Note 11, Other Liabilities and Deferred Credits, for long-term portion and Note 15, Pension Plans, and Note 16, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

***	Short-term portion of these reserves. Refer to Note 11, Other Liabilities and Deferred Credits, for long-term portion of reserves and Note 19, Contingencies, for further discussion.

****	Refer to Note 3, Special Items and Provisions, for further discussion.

*****	Interest paid by the Company in 2002 was $223.6 million, compared with $233.1 million in 2001 and $200.6 million in 2000.

******	Included $43.5 million charge for lawsuit settlement with RAG American Coal Company in 2002.

11. Other Liabilities and Deferred Credits

     Other liabilities and deferred credits at December 31 were as follows:

	2002	2001*

Pension, postretirement, postemployment and other employee benefit plans**	$539.2	412.6
Environmental reserves***	261.7	264.3
Insurance reserves***	37.9	27.6
Closure reserves***	136.9	89.4
Other****	11.1	21.2

	$986.8	815.1

*	2001 has been restated. Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

**	Refer to Note 10, Accounts Payable and Other Accrued Expenses, for short-term portion and Note 15, Pension Plans, and Note 16, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

***	Refer to Note 10, Accounts Payable and Other Accrued Expenses, for short-term portion of reserves and Note 19, Contingencies, for further discussion.

****	Fair value of swap contracts of $20.6 million was reclassified to debt to conform with the 2002 presentation.

12. Debt and Other Financing

     Debt at December 31 is summarized below:

	2002	2001

10.125% Notes due 2002	$—	150.9
6.375% Notes due 2004	85.0	100.0
6.625% Notes due 2005	226.0	239.4
7.375% Notes due 2007	186.8	240.5
8.75% Notes due 2011	389.8	635.7
Air Quality Control Obligations:
5.45% Notes due 2009	81.1	81.1
6.50% Installment Sale Obligations due 2013	90.0	90.0
8.375% Debentures due 2023	148.8	151.2
7.125% Debentures due 2027	115.0	150.0
9.50% Notes due 2031	197.0	280.1
Candelaria Project Financing	186.1	215.8
Capital Lease Obligations	10.5	13.7
Cerro Verde Bank Loan due 2004	3.0	2.0
Cerro Verde Project Financing	30.9	73.4
Columbian Chemicals Korea	24.5	15.0
Columbian Tiszai Carbon Ltda. (Hungary)	5.3	10.2
Columbian Carbon Spain, S.A.	1.4	—
Columbian Chemicals Canada	—	2.1
Cyprus Amax Chile Ltd.	10.0	10.0
El Abra Project Financing	246.3	301.6
Phelps Dodge Dublin	2.4	5.0
Phelps Dodge Wire and Cable Group	—	8.0
Various Pollution Control and Industrial Development Revenue Bonds	35.5	36.5
Other	—	0.1

Debt and capital lease obligations, including current portion	2,075.4	2,812.3
Less current portion	127.0	274.0

Debt and capital lease obligations excluding current portion	$1,948.4	2,538.3

Note: Fair value of swap contracts of $20.6 million was reclassified from “Other Liabilities and Deferred Credits” and applied against the related debt to conform with the 2002 presentation.

     The amounts included above are shown net of unamortized discounts and purchase price adjustments of $13.3 million and $20.6 million at December 31, 2002 and 2001, respectively.

     The following is a table of future maturities of long-term debt at December 31, 2002:

		Project and
		Subsidiary
	Corporate	Debt Financing	Total

2003	$2.1	124.9	127.0
2004	96.8	124.9	221.7
2005	236.6	103.2	339.8
2006	1.6	82.4	84.0
2007	196.1	45.7	241.8
Thereafter	1,042.3	18.8	1,061.1

	$1,575.5	499.9	2,075.4

     In July 2002, the Company purchased $480.7 million of its long-term debt on the open market for $511.2 million, which resulted in a 2002 third quarter pre-tax extraordinary loss of $31.3 million ($26.6 million after taxes) including issuance costs and other book adjustments ($0.8 million). The face value of debt repurchased comprised the following:

Face
Value

6.375% Notes due 2004	$15.0
6.625% Notes due 2005	32.0
7.375% Notes due 2007	74.5
8.75% Notes due 2011	240.7
8.375% Debentures due 2023	2.2
7.125% Debentures due 2027	35.0
9.50% Notes due 2031	81.3

$480.7

     On December 31, 2001, we retired our 7.75 percent Notes due January 1, 2002, in their entirety by depositing cash in an amount equal to all accrued and unpaid interest through the maturity date plus the outstanding principal amount with Chase Manhattan Bank and Trust Company, the trustee, and by meeting all other requirements of defeasance.

     On April 1, 2002, we retired the 10.125 percent Notes then due in their entirety.

     The 6.375 percent Notes, due in 2004, bear interest payable semi-annually on May 1 and November 1. These notes are not redeemable by the Company prior to maturity and will not be entitled to any sinking fund. We reduced principal outstanding on these notes by $15.0 million in July 2002 by means of open-market repurchases.

     The 6.625 percent Notes, due October 15, 2005, bear interest payable semi-annually on October 15 and April 15. In the event of a rating decline occurring within 90 days of certain designated events (which, to the extent beyond our control, generally involve a change of or contest for control), each holder of a note may require the Company to redeem the holder’s notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption. Otherwise, the notes are not redeemable by the Company prior to maturity. We reduced principal outstanding on these notes by $32.0 million in July 2002 by means of open-market repurchases.

     The 7.375 percent Notes, due May 15, 2007, bear interest payable semi-annually on May 15 and November 15. These notes are not redeemable by the Company prior to maturity and will not be entitled to any sinking fund. We reduced principal outstanding on these notes by $74.5 million in July 2002 by means of open-market repurchases.

     The 5.45 percent Air Quality Control Obligations, due June 1, 2009, bear interest payable semi-annually on June 1 and December 1. Beginning on June 1, 2004, these tax-exempt, unsecured notes are redeemable at the option of the Company at 102 percent of the principal amount, together with any accrued and unpaid interest, declining at a rate of 1 percent per year until June 1, 2006, and at 100 percent on June 1, 2006, and thereafter.

     The 6.5 percent Air Quality Control Obligations, due April 1, 2013, bear interest payable semi-annually on April 1 and October 1. Beginning on April 1, 2003, these tax-exempt, unsecured notes are redeemable at the option of the Company at 102 percent of the principal amount, together with any accrued and unpaid interest, declining at a rate of 1 percent per year until April 1, 2005, and at 100 percent on April 1, 2005, and thereafter.

     On May 24, 2001, we issued $625 million of 8.75 percent Notes maturing on June 1, 2011, and $275 million of 9.5 percent Notes maturing on June 1, 2031, under an indenture dated September 22, 1997, between the Company and First Union National Bank, as successor trustee. Net proceeds received were approximately $891 million. Interest on these notes is payable semi-annually on June 1 and December 1 of each year. These notes are redeemable in whole or in part, at the option of the Company, at a redemption price equal to any accrued and unpaid interest plus the greater of (i) 100 percent of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, on a semi-annual basis, at the yield of a U.S. Treasury security having a comparable maturity to the remaining term of the notes plus, in the case of the notes due 2011, 45 basis points and, in the case of the notes due 2031, 50 basis points. The notes are not entitled to any sinking fund. We applied proceeds from the sale of these notes to repay corporate short-term borrowings and current maturities of long-term debt. We reduced principal outstanding on our 8.75 percent and 9.5 percent Notes by $240.7 million and $81.3 million, respectively, in July 2002 by means of open-market repurchases.

     The 8.375 percent Debentures, due in 2023, bear interest payable semi-annually on February 1 and August 1. The debentures are not redeemable prior to February 1, 2003. On or after that date, at the option of the Company, the debentures may be redeemed in whole or in part at 103.73 percent of the principal amount, together with any accrued and unpaid interest, declining at the rate of 0.375 percent per year to February 1, 2013, and at 100 percent on February 1, 2013, and thereafter. In the event of a rating decline occurring within 90 days (subject to extension under limited circumstances) of certain designated events (which, to the extent beyond our control, generally involve a change of or contest for control), each holder of a note may require the Company to redeem the holders’ notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption. Rating declines that occur at any other time do not trigger an obligation to redeem any such notes. We reduced principal outstanding on these notes by $2.2 million in July 2002 by means of open-market repurchases.

     The 7.125 percent Debentures, due in 2027, bear interest payable semi-annually on May 1 and November 1. The debentures are redeemable by the Company at any time prior to maturity at par plus a yield maintenance premium. We reduced principal outstanding on these notes by $35.0 million in July 2002 by means of open-market repurchases.

     As of December 31, 2002, our 80 percent-owned joint venture interest in Candelaria mining operation in Chile had project debt outstanding of $186.1 million. The debt comprised $150.6 million of floating-rate, dollar-denominated debt (tied to six-month LIBOR), $17.7 million of fixed-rate, dollar-denominated debt and $17.8 million to recognize the market value of interest rate swap agreements that convert the floating-rate debt to fixed rates. The debt and repayments are scheduled to vary from period to period with all debt maturing by the year 2008. Candelaria did not borrow funds in 2002 or 2001, and prepaid an intercompany loan with the Company totaling $85.2 million in September 2001. At December 31, 2002, the overall weighted average interest rate including the interest rate swap was 7.82 percent. The debt obligations and the interest rate swaps are non-recourse to us. Under the proportional consolidation method, the debt amounts listed above represent our 80 percent share.

     On December 31, 2002, our Cerro Verde mine had project debt outstanding of $30.9 million. This debt comprised $30.0 million of a floating-rate facility (tied to six-month LIBOR) that requires semi-annual installments of varying amounts through April 1, 2005 (Tranche A) and $0.9 million to recognize the market value of an interest rate swap agreement that converts a portion of its floating-rate debt to a fixed rate. During 2002, a $30.0 million bullet loan due in April 2003 (Tranche B) was fully retired using available cash. The project debt is backed by proceeds from sales collections. The pledge of $45 million in assets on Tranche B was released in February 2003, as this debt was fully retired. The weighted average interest rate including the interest rate swap on this debt at December 31, 2002, was 7.91 percent. In addition, Cerro Verde has a revolving credit facility, for up to $35 million, that can be used and repaid whenever it has excess cash. The amount outstanding on the revolving facility as of December 31, 2002, was $3.0 million, compared with a balance outstanding of $2.0 million as of December 31, 2001.

     On December 31, 2002, our Columbian Chemicals Korea operation had long-term debt outstanding in the amount of $24.5 million. The debt comprises three bank loans that bear variable-rate, semi-annual interest based on LIBOR plus spreads ranging from 1.80 to 1.95 percent. Each loan amortizes principal semi-annually, with $10 million due in 2003 and final maturities ranging from October 2004 to April 2005.

     On December 31, 2002, Cyprus Amax Chile Ltd., a Chilean entity, had a bank loan outstanding in the amount of $10 million that was secured by a cash time deposit in the same amount. The loan bears variable-rate, semi-annual interest at a rate of LIBOR plus 0.2375 percent per year and matures in November 2004.

     At year-end 2002, our 51 percent joint venture interest in El Abra mining operations had outstanding project-financed debt of $246.3 million. This debt comprised: (i) a syndicated loan facility with two tranches totaling $205.4 million (Tranche A: $157.1 million; Tranche B: $48.3 million); (ii) a trade-related facility with a German institution totaling $36.2 million; and (iii) $4.7 million to recognize the market value of an interest rate swap agreement that converts a portion of its floating-rate debt to a fixed rate. The Company currently has guarantees outstanding of $94.7 million on this project debt (including its share of Tranche B debt, as well as Corporación Nacional del Cobre de Chile’s (CODELCO’s) share). The debt has a 9.5-year term, due May 15, 2007, and requires semi-annual principal payments that began on May 15, 1998. A portion of the floating-rate debt has been converted to fixed-rate debt with the use of interest rate swap agreements, which terminate in November 2003. The weighted average interest rate including the interest rate swaps on this debt at December 31, 2002, was 5.00 percent. The loan agreement specifies certain restrictions on additional borrowings by El Abra and on dividend and subordinated debt payments. Under the proportional consolidation method, the debt amounts listed above represent our 51 percent share.

     The various pollution control and industrial development revenue bonds are due from 2003 through 2009. The interest on the bonds is paid either quarterly or semi-annually at various times of the year. The interest rates on the bonds at December 31, 2002, ranged from 1.40 percent to 9.90 percent.

     The revolving credit agreement between the Company and several lenders that became effective on May 10, 2000, remains in effect. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1 billion from time to time until its scheduled maturity on May 10, 2005. The agreement allows for one-year extensions of the maturity date under certain conditions subject to the approval of lenders holding at least a majority of the commitments. In the event of such approval, total commitments under the agreement may total less than $1 billion depending upon the willingness of the approving and other lenders to assume the commitments of those lenders electing not to participate in the renewal. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate, based on the LIBOR or at fixed rates offered independently by the several lenders, for maturities of up to 360 days. This agreement provides for a facility fee (currently 22.5 basis points (0.225 percent)) ranging from 9 basis points to 35 basis points (depending on our public debt rating) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated capitalization. There were no borrowings under the agreement at December 31, 2002, or at December 31, 2001.

     We established a commercial paper program on August 15, 1997, under a private placement agency agreement between two placement agents and us. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. At our current short-term credit ratings (A-3 by Standard and Poor’s and P-3 by Moody’s), market demand for our commercial paper is extremely limited. There were no borrowings under this commercial paper program at December 31, 2002 or 2001.

     On December 31, 2002, our Columbian Chemicals Canada operation had short-term debt outstanding against its revolving credit facility in the amount of $2.5 million. The $3.2 million facility is guaranteed by the Company and matures in November 2003. Variable-rate interest is paid monthly based on the Canadian prime rate.

     Short-term debt was $35.2 million, all by our international operations, at December 31, 2002, compared with $59.3 million at December 31, 2001.

     The weighted average interest rate on total short-term borrowings at December 31, 2002, and December 31, 2001, was 3.1 percent and 4.9 percent, respectively.

13. Shareholders’ Equity

     As of December 31, 2002, there were 88.9 million shares of common stock outstanding and 1.7 million shares authorized for repurchase. In June 2002, the Company issued 10.0 million common shares along with 2.0 million of mandatory convertible preferred shares in a block trade with J.P. Morgan.

     As of December 31, 2002, there were 2.0 million shares of cumulative preferred stock outstanding; 6.0 million shares are authorized with a par value of $1.00 each. There were no shares outstanding at December 31, 2001.

     The Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends.

     We have in place a Preferred Share Purchase Rights Plan that contains provisions to protect stockholders in the event of unsolicited offers or attempts to acquire Phelps Dodge, including acquisitions in the open market of shares constituting control without offering fair value to all stockholders and other coercive or unfair takeover tactics that could impair the ability of the Board of Directors to represent the stockholders’ interests fully.

14. Stock Option Plans; Restricted Stock

     Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1993 and 1998. The option price equals the fair market value of the common shares on the day of the grant and an option’s maximum term is 10 years. Options granted vest ratably over a three-year period. Certain of our stock option plans include reload features (as discussed below) accompanying the original grants.

     If an optionee exercises an option under the 1993 or 1998 plan with already owned shares of the Company, the optionee receives a “reload” option that restores the option opportunity on a number of common shares equal to the number of shares used to exercise the original option. A reload option has the same terms as the original option except that it has an exercise price per share equal to the fair market value of a common share on the date the reload option is granted and is exercisable six months after the date of grant.

     The 1998 plan provides (and the 1993 plan provided) for the issuance to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 359,184 shares of Restricted Stock outstanding and 818,191 shares available for grant at December 31, 2002.

     At December 31, 2002, 883,012 shares were available for option grants (including 818,191 shares as Restricted Stock awards) under the 1998 plan. These amounts are subject to future adjustment as described in the plan agreement. No further options may be granted under the 1993 or 1989 plans.

     During 2002, 2001 and 2000, the Company awarded 205,700, 11,700 and 69,000 shares, respectively, of Restricted Stock under the 1998 plan, with weighted-average fair values at the date of grant of $40.35, $40.33 and $54.44 per share, respectively. Compensation expense recorded in 2002, 2001 and 2000 for Restricted Stock was $2.7 million, $2.1 million and $3.4 million, respectively. Restricted Stock generally becomes fully vested in five years. Although the July 2002 award becomes fully vested in five years, a portion of the shares included in that award will vest on the third and fourth anniversaries of the award.

     In connection with the 1999 acquisition, former Cyprus Amax stock options were converted into 1,870,804 Phelps Dodge options, which retain the terms by which they were originally granted under the Management Incentive Program of Cyprus Amax Minerals Company. These options carry a maximum term of 10 years and became fully vested upon the acquisition of Cyprus Amax in October 1999. Exercise periods ranged up to eight years at acquisition. No further options may be granted under this plan.

     The 1997 Directors Stock Unit Plan provides to each non-employee director an annual grant of stock units having a value equivalent to our common shares. This plan replaced the 1989 Directors Stock Option Plan.

     Changes during 2000, 2001 and 2002 in options outstanding for the combined plans were as follows:

		Average Option
	Shares	Price Per Share

Outstanding at December 31, 1999	7,204,793	$62.89
Granted	1,450,412	51.81
Exercised	(44,122)	42.86
Expired or terminated	(431,247)	64.65

Outstanding at December 31, 2000	8,179,836	60.95
Granted	1,420,090	34.80
Exercised	(12,403)	40.30
Expired or terminated	(468,670)	60.73

Outstanding at December 31, 2001	9,118,853	56.91
Granted	802,800	40.12
Exercised	(8,080)	30.24
Expired or terminated	(978,972)	57.56

Outstanding at December 31, 2002	8,934,601	55.36

     Options outstanding based on a range of exercise prices at December 31, 2002, were as follows:

			Weighted
		Weighted	Average
Range		Average	Outstanding
of Exercise	Options	Remaining	Option
Prices	Outstanding	Term	Price

$27-40	1,564,242	9 years	$34.35
40-60	4,237,237	7 years	50.74
60-80	2,846,740	4 years	70.10
80-100	160,369	2 years	83.87
100-102	126,013	1 year	102.14

	8,934,601

     Exercisable options by plan at December 31, 2002, were as follows:

		Weighted
		Average Option
	Shares	Price Per Share

PD Plans
1998 Plan	3,101,441	$50.68
1993 Plan	2,189,903	66.65
1989 Plan	40,180	51.14
Cyprus Amax Plans	1,588,022	68.39

	6,919,546

     Exercisable options by range of exercise prices at December 31, 2002, were as follows:

		Weighted
		Average
Range	Options	Outstanding
of Exercise	Exercisable	Option
Prices	at 12/31/02	Price

$27-40	673,960	$34.03
40-60	3,112,464	53.00
60-80	2,846,740	70.10
80-100	160,369	83.87
100-102	126,013	102.14

	6,919,546

     Equity compensation plans at December 31, 2002, were as follows:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity com-	8,934,601	$55.36	883,012
pensation plans approved by security holders

Equity com-	—	—	—
pensation plans not approved by security holders

Total	8,934,601	$55.36	883,012

     Of the 883,012 shares available for grant as of December 31, 2002, under the shareholder approved 1998 Plan, 818,191 shares may be issued as Restricted Stock.

     Changes during 2000, 2001 and 2002 in Restricted Stock were as follows:

Shares

Outstanding at December 31, 1999	281,850
Granted	69,000
Terminated	(18,000)
Released	(113,272)

Outstanding at December 31, 2000	219,578
Granted	11,700
Terminated	(26,533)
Released	(15,011)

Outstanding at December 31, 2001	189,734
Granted	205,700
Terminated	(19,800)
Released	(16,450)

Outstanding at December 31, 2002	359,184

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	3.04%	3.16%	3.30%
Expected stock price volatility	38.8%	40.9%	39.0%
Risk-free interest rate	3.3%	3.4%	5.4%
Expected life of options	3 years	3 years	3 years

     The weighted-average fair value of options per share granted during 2002 was $9.76 per share, compared with $8.84 in 2001 and $13.47 in 2000.

15. Pension Plans

     We have trusteed, non-contributory pension plans covering substantially all our U.S. employees and some employees of international subsidiaries. The benefits are based on, in the case of certain plans, final average monthly compensation and years of service and depending on the applicable plan design and, in the case of other plans, a fixed amount for each year of service. Participants generally vest in their benefits after five years of service.

     Our funding policy provides that payments to pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans, or, in the case of international subsidiaries, minimum legal requirements in the various countries. Additional payments also may be made from time to time. Contributions were approximately $7 million in 2002 and 2001, mostly for plans at international subsidiaries and a supplemental retirement plan.

     In some of our plans, the plan assets exceed the accumulated benefit obligations (overfunded plans), while in the remainder, the accumulated benefit obligations exceed the plan assets (underfunded plans). For the underfunded plans, the aggregate benefit obligation was $981 million and the aggregate fair value of plan assets was $770 million as of December 31, 2002.

     Our pension plans were valued between December 1, 2000, and January 1, 2001, and between December 1, 2001, and January 1, 2002. Obligations were projected to and assets were valued as of the end of 2001 and 2002. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.

     The Master Trust, which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 95 percent of total plan assets as of year-end 2002. These plans accounted for approximately 91 percent of benefit obligations. The investment portfolio for this trust as of year-end 2002 had an asset mix that included 52 percent equities (37 percent U.S. equities, 12 percent international equities and 3 percent emerging market equities), 38 percent fixed income (20 percent U.S. fixed income, 5 percent international fixed income, 4 percent emerging market fixed income, 5 percent U.S. high yield, and 4 percent treasury inflation-protected securities), 7 percent real estate and real estate investment trusts, and 3 percent other.

     Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are presented to the Finance Committee of the Board of Directors.

     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.75 percent per annum over the 20 years beginning December 1, 2002, with a standard deviation of 10.6 percent. The 8.75 percent estimation was based on a passive return on a compound basis of 8.5 percent with a premium for active management of 0.25 percent. On an arithmetic average basis, the passive return would have been 9.0 percent with a premium for active management of 0.25 percent. The expected return as of December 1, 2001, was 9.0 percent with a standard deviation of 11.1 percent.

     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and decrease the amount of recorded pension income (or increase recorded pension expense) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to January 1, 2003, will be reflected in the results of operations by January 1, 2008.

     The fair value of all plan assets ($830 million at year-end 2002 and $940 million at year-end 2001) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

     A third-party actuary determines our net pension asset or liability and associated income or expense. We recognize in our financial statements an accrued liability (or a prepaid pension expense) for the difference between pension cost and contributions to the plan. In addition, as required by SFAS No. 87, a minimum pension liability is recorded when a plan’s accumulated benefit obligation exceeds the plan’s assets by more than the amount of accrued liability recognized for that plan.

     Our benefit obligation totaled $1,111 million and $1,006 million at year-end 2002 and 2001, respectively. Among the assumptions used to estimate the benefit obligation is a benchmark discount rate used to calculate the expected present value of future benefit payments. For our U.S. plans, the discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. We consider Moody’s Long-term AA Corporate Bond yield prevailing at the end of the plan year to be our principal guide in the determination of our discount rate. At the end of November 2002, the Moody’s Long-term AA Corporate Bond yield was equal to 6.77 percent and we chose 6.75 percent as our discount rate. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.

     We periodically review our actual asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary. Our assumption concerning the average rate of compensation increase was 4 percent for all periods.

     The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used at December 31:

	2002	2001

Assumptions:
Discount rate	6.75%	7.25%
Rate of increase in salary levels	4.00%	4.00%
Change in benefit obligation:
Benefit obligation at beginning of year	$1,006	969
Service cost – benefits earned during the period	20	19
Interest cost on benefit obligation	70	69
Plan amendments	1	1
Actuarial loss	71	19
Benefits paid	(73)	(74)
Curtailments	—	—
Special retirement benefits	10	4
Currency translation adjustments	6	(1)

Benefit obligation at end of year	$1,111	1,006

Change in plan assets:
Fair value of plan assets at beginning of year	$940	1,050
Actual loss on plan assets	(48)	(42)
Employer contributions	7	7
Currency translation adjustments	4	(1)
Benefits paid	(73)	(74)

Fair value of plan assets at end of year	$830	940

Funded status	$(281)	(66)
Unrecognized actuarial loss	257	44
Unrecognized prior service cost	20	28

Net amount recognized	$(4)	6

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$29	53
Accrued benefit liability	(211)	(58)
Intangible asset	20	3
Deferred tax benefit	12	2
Accumulated other comprehensive income	146	6

Net amount recognized	$(4)	6

     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic benefit cost for the associated year consist of the following:

	2002	2001	2000

Assumptions:
Discount rate	7.25%	7.75%	7.75%
Expected long-term rate of return	9.00%	9.50%	9.50%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost – benefits earned during the period	$20.3	18.8	22.3
Interest cost on benefit obligation	70.0	69.4	70.1
Expected return on plan assets	(92.7)	(99.0)	(94.3)
Amortization of transition obligation (asset)	1.1	0.3	—
Amortization of prior service cost	3.7	3.9	4.2
Amortization of actuarial gain	(0.4)	(6.0)	(3.1)
Curtailments and special retirement benefits	10.2	3.9	—
Recognized prior service cost	2.1	0.2	—

Net periodic benefit cost (income)	$14.3	(8.5)	(0.8)

     We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost for the underfunded plans was $211 million, which included an additional minimum liability of $178 million and was included in “Other Liabilities and Deferred Credits” at December 31, 2002, compared with $58 million, which included an additional minimum liability of $11 million (included in “Other Liabilities and Deferred Credits”) at December 31, 2001. The additional minimum liability was offset by a $20 million intangible asset, a $146 million reduction in “Shareholders’ Equity” and a $12 million deferred tax benefit at December 31, 2002, compared with a $3 million intangible asset, a $6 million reduction in “Shareholders’ Equity” and a $2 million deferred tax benefit at December 31, 2001.

16.     Postretirement and Other Employee Benefits Other Than Pensions

     We record obligations for postretirement medical and life insurance benefits on the accrual basis. One of the principal requirements of the method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.

     Our postretirement plans provide medical insurance benefits for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of employees and on a contributory basis for other groups. The majority of these benefits are paid by the Company. We also provide life insurance benefits to our U.S. employees who retire from active service and to some of our international employees. Life insurance benefits also are available pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such benefits were paid out of a previously established fund maintained by an insurance company.

     The following table presents the change in benefit obligation, change in plan assets, the funded status of the other postretirement benefit plans and the assumptions used at December 31:

	2002	2001

Assumptions:
Expected long-term rate of return on plan assets	8.00%	8.00%
Weighted average discount rate	6.75%	7.25%
Change in benefit obligation:
Benefit obligation at beginning of year	$329	331
Service cost – benefits earned during the year	4	4
Interest cost on benefit obligation	22	23
Actuarial loss	40	—
Benefits paid, net of employee contributions	(29)	(29)
Other	3	—

Benefit obligation at end of year	$369	329

Change in plan assets:
Fair value of plan assets at beginning of year	$8	10
Actual return on plan assets	—	(1)
Employee contributions	28	28
Benefits paid, net of employee contributions	(29)	(29)

Fair value of plan assets at end of year	$7	8

Unfunded status	$(362)	(321)
Unrecognized actuarial loss (gain)	32	(10)
Unrecognized prior service cost	11	14

Net amount recognized – accrued liability	$(319)	(317)

     The assumptions used and components of net periodic postretirement benefit cost were as follows at December 31:

	2002	2001	2000

Assumptions:
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Discount rate	7.25%	7.75%	7.75%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost – benefits earned during the year	$4.2	3.9	4.4
Interest cost	21.7	22.6	22.6
Expected return on plan assets	(0.7)	(0.8)	(0.8)
Amortization of:
Unrecognized prior service cost	1.3	1.3	—
Unrecognized net gain	(0.3)	(1.1)	—
Curtailments and special retirement benefits	3.4	0.5	—

Net periodic benefit cost	$29.6	26.4	26.2

     For 2002 measurement purposes, the annual rate of increase in the cost of covered health care benefits was assumed to average 11 percent for our major medical plan and 8 percent for our basic only plan in 2003, and was projected to decrease to 5 percent by 2009 and remain at that level.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1-percentage-point change in assumed health care cost trend rates assumed for postretirement benefits would have the following effects:

	1 Percentage-Point

	Increase	Decrease

Effect on total of service and interest cost components	$1.2	(1.1)
Effect on postretirement benefit obligation	$18.4	(16.8)

     We have a number of postemployment plans covering severance, long-term disability income, health care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. At December 31, 2002 and 2001, the accumulated postemployment benefit disability consisted of a current portion of $3.6 million and $3.3 million included in accounts payable and accrued expenses and $18.0 million and $21.8 million included in other liabilities and deferred credits.

     We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The principal savings plan is a 401(k) plan for all U.S. salaried and non-bargained hourly employees. In this plan, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options, including company stock. Participants also may direct their contributions into a brokerage option through which they can invest in stocks, bonds and mutual funds. Participants may change investment direction or transfer existing balances at any time without restriction, with some exceptions for certain officers and other insiders. We match a percentage of employee contributions up to certain limits. These matching contributions are made in cash, which is immediately invested according to each employee’s current investment direction. Our contributions amounted to $11.5 million in 2002, $13.3 million in 2001, and $6.9 million in 2000.

17. Commitments

     Phelps Dodge leases mineral interests and various other types of properties, including shovels, offices and miscellaneous equipment. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.

     Summarized below at December 31, 2002, are future minimum rentals and royalties under non-cancelable leases:

	Operating	Mineral	Capital
	Leases	Royalties	Leases

2003	$15.7	1.3	4.0
2004	14.6	1.3	4.1
2005	12.9	1.3	4.0
2006	11.3	1.3	—
2007	12.0	1.3	—
After 2007	38.8	16.8	—

Total payments	$105.3	23.3	12.1

Less imputed interest			(1.6)

Present value of lease payments			10.5
Less current portion			(3.3)

Present value of long-term payments			$7.2

     Summarized below at December 31, 2002, is future sub-lease income:

Sub-lease
Income
––––––––
2003	$3.3
2004	3.3
2005	3.3
2006	3.4
2007	3.5
After 2007	2.8

$19.6

     Rent and royalty expense for the years ended December 31 were as follows:

	2002	2001	2000

Rental expense	$21.4	22.4	29.1
Mineral royalty	1.3	0.6	0.8

	$22.7	23.0	29.9

     Phelps Dodge has unconditional purchase obligations (take-or-pay contracts) of $614.2 million comprising the procurement of electricity (approximately 52 percent); petroleum-based products (approximately 29 percent); transportation (approximately 6 percent); sulfuric acid (approximately 3 percent), oxygen (approximately 2 percent), natural gas (approximately 2 percent) and other supplies (approximately 4 percent); and port fee commitments (approximately 2 percent) that are essential to our operations worldwide. Approximately 81 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC, at generally fixed-price arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock at our Specialty Chemicals segment that is converted into carbon black, are for specific quantities, and will ultimately be purchased based upon prevailing market prices at that time. These petroleum-based products may be re-sold to others if circumstances warrant. Transportation obligations are for exporting cathode produced at El Abra and copper in concentrate at Candelaria and for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments.

     Our future commitments for the next five years and beyond are $164.9 million, $108.5 million, $93.8 million, $64.0 million, $56.8 million, and $126.2 million for 2003, 2004, 2005, 2006, 2007, and after 2007, respectively.

18. Guarantees

     In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our year ended December 31, 2002, and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities.

     Our financial guarantees primarily consist of the Cyprus Amax guarantee to cover our partner’s share of El Abra’s Tranche B debt. The value of our partner’s 49 percent share of the project debt we guarantee (which reflects our maximum potential payment) totaled $46.4 million at December 31, 2002. This debt matures in May 2007 (refer to Note 12, Debt and Other Financing, for additional discussions concerning our project debt and guarantee arrangement at El Abra). As of December 31, 2002, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

     At one of our U.S. mining operations, we have a venture agreement with our business partner that includes a put/call option guarantee clause. Under certain conditions defined in the venture agreement, our partner has the right to sell its share to the Company. Likewise, under certain conditions, the Company has the right to exercise its purchase option to acquire our business partner’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2002, the maximum potential payment the Company is obligated to make to our business partner upon exercise of the put option (or the Company’s exercise of its call option) totaled approximately $112 million. As of December 31, 2002, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

     The Company (and its subsidiaries, including Cyprus Amax Minerals Company) has, as part of its merger, acquisition, divestiture and other transactions, entered into during the ordinary course of business (including transactions involving the purchase and sale of property), from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. In certain transactions, the Company indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally require Phelps Dodge (or its subsidiaries) to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of the Company or assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, we do not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, we have not recorded any obligations associated with these indemnities. With respect to our environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated (refer to Note 19, Contingencies, for further discussions concerning our environmental reserve process).

     One of our subsidiaries has entered into an indirect guarantee to pledge certain of our land and improvements as collateral to a lender for a real estate development loan issued on behalf of our joint venture investment. The Company owns a 50 percent interest in the joint venture and has guaranteed payment of any amounts due on the loan in the event of the joint venture’s loan default. The loan value and maximum potential payment for this guarantee at December 31, 2002, was approximately $24 million. The estimated fair value of our collateralized land at year-end was approximately $6 million. As of December 31, 2002, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

19. Contingencies

     Letters of Credit and Surety Bonds

     Phelps Dodge had standby letters of credit totaling $102.9 million at December 31, 2002, primarily for Candelaria’s project financing; insurance programs associated with workers’ compensation, casualty and owner controlled reinsurance, indemnity agreements, and general and automobile liability; purchase commitments; and reclamation and environmental obligations. In addition, Phelps Dodge also had surety bonds totaling $232.6 million at December 31, 2002, associated with reclamation and closure bonds (approximately 91 percent), which are discussed below, and self-insurance bonds (approximately 9 percent). Phelps Dodge also had performance guarantees of $31.6 million primarily associated with our Wire and Cable segment’s sales contracts.

     The terms and conditions presently available from our principal surety bond provider for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable.

     Insurance

     The Company purchases a variety of insurance products to mitigate losses. The various insurance products generally have specified deductible amounts, retention requirements and policy limits. The adequacy of insurance limits for each major coverage are reviewed periodically. The Company generally is self-insured for workers’ compensation, but purchases excess insurance to limit its exposures. The Company also purchases property insurance with varying levels of site deductibles and an aggregate deductible to mitigate property losses. Reserves for self-insurance totaled $52.7 million and $52.5 million at December 31, 2002 and 2001, respectively.

     Environmental

     Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company is also subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment. In addition, the Company is subject to potential liabilities under the Resource, Conservation and Recovery Act

(RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

     Phelps Dodge or its subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions.

     Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $305.9 million and $311.2 million were recorded as of December 31, 2002 and 2001, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the consolidated balance sheet and amounted to $261.7 million and $264.3 million at December 31, 2002 and 2001, respectively.

     The sites for which we have received a liability claim, a notice of potential liability or an information request that currently are considered to be the most significant are the Pinal Creek site near Miami, Arizona; the Laurel Hill site at Maspeth, New York; the former American Zinc and Chemical site in Langeloth, Pennsylvania; and the Cyprus Tohono site near Casa Grande, Arizona.

     Pinal Creek Site

     The Pinal Creek site was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with the National Contingency Plan prepared by EPA under CERCLA.

     Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The case is expected to be assigned a trial date in 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

     In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for early 2004.

     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

     Phelps Dodge Miami, Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $117 million to $219 million, and, as no point within that range is more likely than any other, the lower end of the range has been reserved as required by generally accepted accounting principles. Approximately $117 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2002.

     Laurel Hill Site

     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with the New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site.

     The Company’s final feasibility study, which was submitted to NYSDEC in May 2002, recommended that the Laurel Hill site be remediated by removing certain “hot spots” of contaminated soils, capping most of the surface of the site, installing and operating a groundwater extraction, containment and treatment system, long-term groundwater monitoring, and implementing institutional controls concerning future land uses. In June 2002, NYSDEC issued a Proposed Remedial Action Plan (PRAP) adopting Phelps Dodge’s remedial recommendation. NYSDEC has held public meetings concerning its PRAP and issued a final remedial decision in January 2003 in the form of a Record of Decision. Phelps Dodge expects to commence implementation of the remedy sometime during the second or third quarter of 2003. While the Laurel Hill site is under a contract for sale for $34 million, and the contract vendee has assumed the obligation of capping the site at a cost of about $5 million, implementing the remainder of the remedy is expected to cost the Company as much as $16 million. The Company has reserved the entire estimated cost of $21 million.

     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company expects to commence the remedial investigation in mid to late 2003. It cannot be determined what, if any, remedial action will be required by NYSDEC concerning the Newtown and Maspeth Creek sediments until the remedial investigation and feasibility studies are complete.

     American Zinc and Chemical Site

     In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the former American Zinc and Chemical (AZC) site in Langeloth, Pennsylvania. For PADEP, the AZC site consists of a former zinc smelter facility operated until 1947 by the former American Zinc and Chemical Company and a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, a Cyprus Amax subsidiary. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

     In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate environmental conditions at the AZC site, which predominates at and about the former zinc smelter facility. Preliminary evaluations of the nature and extent of environmental conditions at and about the zinc smelter facility indicate that remediation of the AZC site may range in cost from $18 million to $52 million. While the Company has reserved $20 million for possible remediation work at the AZC site, which represents the most likely point within the range of estimates, Cyprus Amax has indicated to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion of non-liability.

     Cyprus Tohono Site

     Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, holds three leases for lands on the Tohono O’odham Indian Nation. The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds and solution extraction/electrowinning (SX/EW) operations, and ancillary facilities.

     EPA has started a Preliminary Assessment and Site Investigation of Cyprus Tohono to evaluate the need to conduct remedial actions under CERCLA. We are unable to project the remedial action measures, if any, that may be required as a result of these investigations; however, based upon our best estimate of remedial actions that Cyprus Tohono may undertake, the Company reserved $11 million for Cyprus Tohono for the CERCLA matter.

     Other

     In 2002, the Company recognized charges of $14.0 million for environmental remediation primarily for the Laurel Hill site ($13.5 million) and the remainder at closed sites, none of which increased or decreased individually more than $2 million.

     At December 31, 2002, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek, Laurel Hill, AZC and Cyprus Tohono was estimated to be from $119 million to $219 million of which $137 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2002 and 2001, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $34.3 million and $61.8 million, net of fees and expenses, respectively.

     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2002, the cost range for reasonably possible outcomes for all such sites was estimated to be from $4 million to $37 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

     The following table summarizes environmental reserve activities for the years ended December 31:

	2002	2001	2000

Balance, beginning of year	$311.2	307.1	336.1
Additions to reserves	18.3	37.1	15.7
Reductions in reserve estimate	(4.3)	(6.0)	(15.7)
Spending against reserves	(19.3)	(27.0)	(31.8)
Liabilities assumed in Cyprus acquisition	—	—	2.8

Balance, end of year	$305.9	311.2	307.1

     Closure and Reclamation

     The following table summarizes closure and reclamation reserve activities for the years ended December 31:

	2002	2001	2000

		As Restated*

Balance, beginning of year	$100.6	98.6	94.7
Additions to reserves	33.1	10.1	5.6
Accretion	6.7	6.4	5.0
Payments	(1.8)	(9.6)	(6.7)
Deductions	—	(4.9)	—

Balance, end of year	$138.6	100.6	98.6

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

     The Company recognizes estimated final reclamation costs over the life of active mining properties on a units-of-production basis. Non-operating sites currently on care-and-maintenance status suspend accrual of mine closure costs until the site resumes production. When management determines a mine should be permanently closed, any unrecognized closure obligation is recognized. The Company’s cost estimates consider mining and operating plans, use of Company resources, and other factors necessary to achieve compliance with laws and regulations for reclamation and closure. The Company’s cost estimates for reclamation and closure may differ from financial assurance cost estimate requirements due to a variety of factors including historical cost advantages, savings from use of the Company’s own personnel and equipment versus third-party contractor costs, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

     We have estimated that total reclamation and closure costs for the year ended December 31, 2002, aggregated approximately $660 million, leaving approximately $521 million remaining to be accrued. In late December 2001, the Company and the state of New Mexico reached a stipulated agreement on the Chino closure plan as more fully described below. In the 2002 first quarter, the Company reviewed its targeted closure accrual estimates. Based on that review, the Company’s aggregate closure accrual estimate was increased to approximately $660 million, principally reflecting adjustments for the Company’s cost estimates associated with Chino (two-thirds basis) and Tyrone. These aggregate closure costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. In addition, closure activities and expenditures are generally made over a number of years or potentially greater periods commencing near the end of the mine life.

     Significant Arizona Closure and Reclamation Programs

     ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. The APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP also may require mitigation and discharge reduction or elimination of some discharges. An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include postclosure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the costs required under the APP, including closure costs.

     Portions of the Company’s Arizona mining operations that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. Financial assurance must be provided under AMLRA covering the estimated cost of performing the reclamation plan.

     Under both APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the estimated closure and post-closure cost and reclamation cost estimates. If this test is not met, the permittee must provide an alternative form of financial assurance that meets the requirements of the applicable regulations or that is approved by ADEQ or the State Mine Inspector, as applicable. The Company’s Arizona operations have met the applicable financial assurance requirements by supplying a demonstration of the Company’s investment-grade bond rating.

     At December 31, 2002 and 2001, we had accrued closure costs of approximately $43 million and $38 million, respectively, for our Arizona operations. The amount of financial assurance currently provided under both regulatory programs is approximately $115 million. If the Company’s bond rating falls below investment-grade, the Arizona mining operations would be required to supply financial assurance in another form.

     Significant New Mexico Closure and Reclamation Programs

     Mining and smelting operations with leaching, tailing ponds, surface impoundments and other discharging facilities in New Mexico are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) Regulations. The Chino, Cobre and Tyrone mines and the Hidalgo smelter each have obtained multiple discharge permits for their operations, which specify operational, monitoring and notification requirements. These permits are issued for five-year terms and require renewal following the end of each permit term. The WQCC Regulations authorize the New Mexico Environment Department (NMED), which administers the discharge permit program, to require the submission of closure plans showing how applicable discharge permit requirements will be met following closure. Under certain circumstances, NMED also may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

     Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also expects to appeal. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

     Chino, Cobre and Tyrone also are subject to permit requirements under NMMA, which was passed in 1993. Following adoption of the New Mexico Mining Act Rules (NMMAR) in 1994, Chino, Cobre and Tyrone received initial permits as existing mining operations under NMMAR in 1997. These permits require revisions to incorporate approved closeout plans, which consist of plans for reclamation of the mining operations to achieve a self-sustaining ecosystem or an approved post-mining land use following cessation of operations at a mine. Existing mining operations may seek a waiver of these reclamation standards for open pits and waste units based upon a demonstration that achieving these standards is technically or economically infeasible or environmentally unsound, as long as measures will be taken to meet air and water quality standards following closure.

     NMMAR originally required approval of a closeout plan for an existing mining operation by December 31, 1999, based upon an extension granted by the Director of the Mining and Minerals Division (MMD). NMMAR subsequently was amended to extend the deadline for closeout plan approval until December 31, 2001, and later to October 1, 2002. NMMAR contains a requirement that NMED must provide MMD with a determination that a closeout plan meets applicable environmental standards, including air and water quality standards, before MMD can approve the closeout plan. NMED’s policy is to issue this determination after it has issued closure permits for the facility that submits the closeout plan. In early 2001, Chino, Cobre and Tyrone submitted comprehensive “closure/closeout plans” (CCPs) to both NMED and MMD intended to address the requirements of both the WQCC Regulations and NMMAR. Approval of the CCPs under NMMAR would require the granting of waivers by MMD as authorized under NMMAR. The CCPs were the subject of the public hearings before NMED for Chino and Tyrone, as discussed above.

     As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval for Chino is now due by September 24, 2003, and the closeout plan approval date for Tyrone should be about April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

     NMMAR contains specific requirements regarding financial assurance that must be provided to MMD to assure that sufficient funds would be available to MMD to carry out the closeout plan in the event of a default by the permittee. NMED also may require financial assurance under the WQCC Regulations. The financial assurance requirements are based upon the net present value of estimated costs to carry out the requirements of the closure permit and the approved closeout plan, assuming the state would hire a third-party contractor to conduct the work. Actual reclamation costs may differ significantly from the costs estimated under the permits due to advances in technology and reclamation techniques and opportunities to prepare each site for more efficient reclamation through careful development of the site over time. Consequently, the estimated costs under the permits are higher than the cost the Company would be expected to incur if the Company performed the work.

     The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $391 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period. This cost estimate will be adjusted to include the cost of technical studies required under the permit conditions after a cost estimate for those costs has been approved by NMED. The Company’s two-thirds share of NMED’s $391 million estimate is approximately $261 million and our joint venture partner’s cost share is approximately $130 million. We estimate total costs to achieve the closure standards required by NMED to be approximately $261 million. The Company’s cost estimate to achieve the New Mexico closure standards is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equip-

ment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $174 million and our joint venture partner’s cost share is approximately $87 million. At December 31, 2002 and 2001, we had accrued approximately $8 million and $5 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

     NMED estimated the cost to carry out the requirements of its proposed closure permits for Tyrone at approximately $440 million, without discounting or escalation, under NMED’s proposal at the May 2002 hearing; Tyrone estimated the cost of its proposal at approximately $328 million, without discounting or escalation over a 100-year operating period. NMED has not yet supplied its proposed cost estimate for Cobre. The proposed terms of the closure permits would require additional studies over the five-year term of the permits to refine the closure plan. The plan requirements and cost estimates may increase or decrease based upon the results of the studies and other factors, including changes in technology, completion of some closure and reclamation work, and inflation.

     Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At December 31, 2002 and 2001, we had accrued closure costs of approximately $27 million and $8 million, respectively, at Tyrone and approximately $2 million at Cobre.

     Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by the hearing officer, the financial assurance amount for Chino could be approximately $189 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

     NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Currently, under “interim” financial assurance required under the terms of their NMED closure permits, Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance, respectively, which is held by NMED. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

     Significant Colorado Reclamation Program

     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, for Climax and Henderson, respectively. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. At December 31, 2002 and 2001, we had accrued closure costs of approximately $19 million and $18 million, respectively, for our Colorado operations.

     Other

     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal Bureau of Land Management (BLM). BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $2.7 million.

     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly over the past year, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from our principal surety bond provider for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

     Our Chino and Cobre copper operations in New Mexico, our Climax molybdenum mine in Colorado, our Ojos del Salado copper operations in Chile, and our Miami copper mine and refinery and Tohono copper operations in Arizona are currently on care-and-maintenance status.

     The following table lists for each operation: (i) the date it was placed on care-and-maintenance status; (ii) net property, plant and equipment; (iii) estimated closure costs; (iv) accrued closure costs; and (v) unaccrued closure costs.

		At 12/31/02

	Date	Net
	Placed on	Property,	Est.
	Care-and-	Plant and	Closure
	Maintenance	Equip. (1)	Costs	Accrued	Unaccrued

Chino (2)	1Q02	$324	168	8	160
Cobre	1Q99	55	6	2	4
Climax (3)	Acq. 4Q99	138	60	15	45
Ojos del Salado	4Q98	27	2	—	2
Miami Mine and Refinery	1Q02	154	42	20	22
Tohono	4Q99	—	5	—	5

		$698	283	45	238

(1)	Because depreciation for our mines and smelters is recognized on a units-of-production basis, these assets are generally not subject to depreciation due to their temporary curtailment status. Depreciation is recognized at the Chino and Miami operations associated with residual SX/EW cathode production, and at Climax primarily associated with equipment for water management.

(2)	Our closure cost estimates for Chino (our two-thirds share) were updated effective January 1, 2002, to reflect the change in closure estimates associated with the stipulated agreement reached with the state of New Mexico. The estimated unaccrued closure costs increased as of January 1, 2002, by approximately $130 million at Chino (two-thirds basis).

(3)	We acquired Climax in the fourth quarter of 1999 as part of the Cyprus Amax acquisition. The Climax molybdenum mine had been placed on care-and-maintenance in 1995 by the predecessor owner. At year-end 2002, as well as at the acquisition, we expected to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves.

     The Company considers the curtailment of these operations to be temporary and not permanent. Given the long lives of our base metal ore reserves and the pronounced price cycles that have repeated with regularity over a long period, the Company conducts its business and believes it is appropriate to evaluate the viability of its base metal reserves with a long-term perspective. While operations are considered permanently closed and written off as they become technologically obsolete or as ore reserves are depleted, we do not consider operations permanently impaired as a result of short- to intermediate-term fluctuations in base metal prices. There is persuasive evidence that copper and molybdenum price cycles range from eight to 10 years in duration on average.

     Because these are non-replenishable natural resources and we have the flexibility to curtail or produce in order to optimize their value, we do not con-

sider the operations in question permanently closed. Nonetheless, each of these care-and-maintenance operations is evaluated at least annually for closure and/or impairment. If and when management determines any of these properties should be permanently closed, any unrecognized closure obligation would be recognized in that period. Similarly, any impairment of assets would be recognized.

     Legal

     In September 2000, RAG American Coal Company (RAG) filed a complaint against Cyprus Amax Minerals Company and Amax Energy Inc. (Cyprus) in the Supreme Court of New York, County of New York (RAG American Coal Company v. Cyprus Amax Minerals Company and Amax Energy, Inc., (CV00-604200)). The complaint alleged claims relating to breach of contract, fraud, negligent misrepresentation, and negligence arising from alleged inaccuracies in financial statements relating to the sale by Cyprus of its coal subsidiary to RAG in June 1999. The complaint sought damages in the amount of $115 million under four different legal theories (breach of contract, fraud, negligent misrepresentation and negligence). Cyprus filed a motion to dismiss the complaint. On April 18, 2002, the Court issued its decision on this motion to dismiss. The Court granted Cyprus’ motion to dismiss with respect to the negligent misrepresentation and negligence claims, and denied Cyprus’ motion to dismiss with respect to the contract and fraud claims. In a November 21, 2002 decision, the appellate division denied Cyprus’ appeal of the lower court’s decision on the contract and fraud claims. On January 17, 2003, RAG and Cyprus entered into a mediated settlement agreement. Under the settlement agreement, Cyprus paid $43.5 million on February 7, 2003, to RAG, all RAG’s claims under this action were released, and the parties filed with the Court a stipulation of discontinuance with prejudice.

     On June 25, 2001, Plateau Mining Corporation (Plateau Mining), now a subsidiary of RAG, initiated binding arbitration proceedings against the Company’s subsidiary, Cyprus, demanding payment under the terms of a 1997 tax sharing agreement previously entered into by the parties. Plateau Mining is a former subsidiary of Cyprus. On July 18, 2002, the arbitration panel awarded Plateau Mining the amount of $36.5 million on its claim, plus interest. On August 15, 2002, Cyprus paid to Plateau Mining approximately $47 million (including approximately $11 million in interest) in satisfaction of the July 18, 2002, arbitration award. This payment was made without prejudicing the rights of Cyprus to seek indemnification for this payment from RAG under the provisions of other agreements entered into by Cyprus and RAG. On October 22, 2002, Cyprus served the required notice on RAG that it was seeking indemnification of this amount under a 1999 tax sharing and indemnification agreement entered into by Cyprus and RAG. In November 2002, RAG commenced an action in the New York State Supreme Court, which seeks to bar Cyprus from asserting its indemnification claim against RAG. In December 2002, Cyprus filed its response to this legal action and asserted its claim for indemnification with respect to this arbitration award (Indemnification Action). In addition, potential claims continued to exist between Cyprus and RAG with respect to the status of Plateau Mining in the Cyprus consolidated tax group for certain tax periods prior to RAG’s acquisition of Plateau Mining (Potential Claims). On April 11, 2003, RAG and its subsidiaries and affiliates entered into a settlement agreement with Cyprus whereby the parties agreed not to pursue further the Indemnification Action and the Potential Claims. Under the terms of the settlement, no further payments were required, other than certain ongoing reimbursements to Cyprus for Black Lung Excise Tax refunds and related state tax refunds which are not in dispute; the claims included in the Indemnification Action and Potential Claims were released; and the parties agreed to discontinue the Indemnification Action with prejudice.

     In November 2002, Columbian Chemicals Company was contacted by U.S. and European antitrust authorities regarding a joint investigation they initiated into alleged price fixing in the carbon black industry. European antitrust authorities have reviewed documents at three of Columbian Chemicals’ facilities in Europe, and U.S. authorities have contacted Columbian Chemicals’ headquarters in Marietta, Georgia.

     The Company and Columbian Chemicals Company have been named as defendants in two actions: i) Technical Industries, Inc. v. Cabot Corporation, et al., in the U.S. District Court in Boston, Massachusetts and ii) Parker Hannifin Corporation v. Cabot Corporation for the Northern District of Ohio. The complaints filed on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants from 1999 to 2003, allege that the defendants fixed the prices of carbon black. The complaints seek treble damages in an unspecified amount and attorneys’ fees under the U.S. antitrust laws. The Company understands that a similar action has been filed against Columbian in the District of New Jersey, but neither it nor Columbian has been served with a complaint. The Company believes the claims are without merit and intends to defend the lawsuit vigorously.

     Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a number of product liability or premises lawsuits brought by electricians and other skilled tradesmen or con-

tractors claiming injury from exposure to asbestos found in limited lines of electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Phelps Dodge believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance; however, that future developments will not alter this conclusion.

20.     Derivative Financial Instruments Held for Purposes Other Than Trading and Fair Value of Financial Instruments

     The following is a summary of our price protection programs:

(Units in millions)
	Positions at	Positions at
	12/31/2002	12/31/2001

Fair Value Hedges
Copper fixed-price (lbs.)	17	25
Foreign currency (USD)	$16	13
Fixed-to-floating interest rate swaps (USD)	$375	400
Cash Flow Hedges
Aluminum purchase (lbs.)	14	13
Floating-to-fixed interest rate swaps (USD)	$274	364
Diesel fuel price protection (gallons)	24	24
Natural gas price protection (decatherms)	4	2
Derivative Financial Instruments Not Qualifying for
Hedge Accounting
Copper fixed-price rod sales (lbs.)	37	47

     We do not purchase, hold or sell derivative contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We will use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments and on market closing prices at year end. A summary of the derivative instruments we hold is discussed below.

     Metals Hedging

     Fair Value Hedges

     Copper Fixed-Price Hedging. Some of our copper wire customers request a fixed sales price instead of the COMEX average price in the month of shipment or receipt. As a convenience to these customers, we enter into copper swap and futures contracts to hedge our fixed-price sales exposure in a manner that will allow us to receive the COMEX average price in the month of shipment or receipt while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment or receipt, which generally results in the realization of the COMEX average price.

     At December 31, 2002, our copper futures and swap contracts had maturities through December 2003. We did not have any significant gains or losses during the year resulting from ineffectiveness.

     Copper Scrap Purchase Hedging. We may purchase copper scrap as a raw material to be processed into rod for sale to customers. The copper scrap is purchased from third parties at a copper content price different than the sales price contracted with eventual rod customers. The Company hedges the price risk difference between the purchase and sales price and delivery months of the copper. The hedge program involves the sale of over-the-counter swaps priced at the same basis and for the same delivery month as the scrap purchase. In the month the copper rod associated with the scrap purchase is sold, the swap is liquidated at the COMEX average price. We did not have any copper hedge contracts in place during 2002 or 2001.

     Cash Flow Hedges

     Copper Price Protection Program. We may purchase or sell copper options to hedge a portion of our expected future mine production in order to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts in place during 2002 or 2001.

     Aluminum Purchase Hedging

     Our South American wire and cable operations may enter into aluminum swap contracts to hedge our aluminum raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of aluminum ingot used in fixed-price aluminum cable sold to customers. These swap contracts generally are settled during the month of shipment or receipt of metal, which results in a net LME price con-

sistent with that agreed to with our customers. Hedge gains or losses from the swap contracts are recognized in cost of products sold.

     At December 31, 2002, our outstanding aluminum swap contracts had maturities through August 2003.

     Foreign Currency Hedging

     Fair Value Hedges

     As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We manage these exposures by entering into forward exchange contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect the functional currencies of our international subsidiaries’ transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur.

     Our foreign exchange contracts in place at December 31, 2002, have maturities through June 2003. We did not have any significant gains or losses during the year resulting from ineffectiveness.

     Interest Rate Hedging

     Fair Value Hedges

Fixed-to-Floating Interest Rate Swaps. In some situations, we may enter into interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from changes in the general level of market interest rates. These interest rate swaps have maturity dates through May 2007. As a result of the repurchase of debt in the third quarter of 2002, we terminated a like portion of the interest rate swap ($25 million), which resulted in the recognition of a gain of $1.3 million. Our interest rate swaps were considered to be fully effective with any resulting gains or losses on the derivative offset by a similar amount on the underlying interest payments or fair value of the debt. We did not recognize any significant gains or losses during the year resulting from ineffectiveness.

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

     Cash Flow Hedges

Floating-to-Fixed Interest Rate Swaps. In some situations, we are exposed to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to protect against our exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. At year-end 2002, we had approximately $23 million in unrealized losses recorded in other comprehensive income (loss) related to the swap contracts. At current interest rates at December 31, 2002, approximately $11.7 million of this amount would be charged to earnings in 2003. The interest rate swaps have maturities through December 2008. Hedge ineffectiveness did not have a material impact during the year ended December 31, 2002.

     Energy Price Protection Programs

     Cash Flow Hedges

Diesel Fuel Price Protection Program. We purchase significant quantities of diesel fuel to operate our mine sites as an input to the manufacturing process. Price volatility of diesel fuel impacts our cost of products sold. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement.

     To implement these objectives, we may purchase out-of-the-money (OTM) diesel fuel call options and/or fixed-price swaps. Purchase of these call options protect us against significant upward movement in diesel fuel prices while allowing us full participation in downward movements. Purchase of fixed-price swaps create certainty of the diesel fuel purchase price during the hedge period.

     Our diesel fuel option contracts have maturities through December 2003. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2002, approximately $0.9 million in option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Natural Gas Price Protection Program. We purchase significant quantities of natural gas to supply our operations primarily as an input for electricity generation and copper refining. Price volatility of natural gas impacts our cost of products sold. The objective of the natural gas price protection program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in downward price movements.

     To implement these objectives, we may purchase OTM call options for natural gas. Purchase of these call options protects us against significant upward movement in natural gas prices while allowing us full participation in downward movements in natural gas prices.

     Our natural gas call option contracts outstanding at year-end 2002 protect our domestic mining operations through October 2003. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2002, approximately $2.2 million of option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Feedstock Oil Price Protection Program. We purchase significant quantities of feedstock oil (a derivative of petroleum) that is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for our Specialty Chemicals segment. The objective of the feedstock oil price protection program is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To reduce our exposure to feedstock oil price risk, we purchase OTM call options that allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price.

     At December 31, 2002, we did not have any outstanding feedstock oil call option contracts. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2002, approximately $0.7 million of option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

     Other Protection Programs

     Our copper fixed-price rod sales programs did not meet all of the criteria to qualify under SFAS Nos. 133 and 138 as hedge transactions. These derivative contracts and programs are discussed below.

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

     At year-end 2002, the unrealized loss of approximately $0.5 million associated with the rod price protection program was recorded to cost of products sold. At December 31, 2002, our copper rod protection program had maturities through October 2004.

     Credit Risk

     We are exposed to credit loss in cases when the financial institutions with which we have entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay us when they owe us funds as a result of our protection agreements with them. To minimize the risk of such losses, we only use highly rated financial institutions that meet certain requirements. We also periodically review the creditworthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we deal with will default on their obligations. As of December 31, 2002, the maximum amount of credit exposure was approximately $33 million.

     Other Financial Instruments

     The methods and assumptions we used to estimate the fair value of each group of financial instruments for which we can reasonably determine a value are as follows:

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

     A comparison of the carrying amount and the estimated fair values of our financial instruments at December 31, 2002, was as follows:

	Carrying	Fair
	Amount	Value

Cash and short-term investments	$349.8	349.8
Accounts receivable, net	391.1	391.1
Investments and long-term receivables (excluded $31.8 million of equity investments for which it is not practicable to estimate fair value)*	100.5	249.3
Accounts payable and accrued expenses	609.1	609.1
Long-term debt
(including amounts due within one year)	2,075.4	2,033.0

*	Our largest cost basis investment is our minority interest in SPCC, which is carried at a book value of $13.2 million. Based on the New York Stock Exchange closing market price of listed SPCC shares on December 31, 2002, the estimated fair value of our investment is approximately $161 million. Our ownership interest in SPCC is represented by our share of a class of SPCC common stock that is currently not registered for trading on any public exchange.

21. Business Segment Data

     Our business consists of two major divisions, PDMC and PDI. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment.

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reportable segments.

     Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, and Tyrone) and three reportable segments in South America (Candelaria, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, they produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium, as by-products.

     The Manufacturing and Sales segment consists of conversion facilities including our smelters, refineries and rod mills, as well as sales and marketing. The Manufacturing and Sales segment sells copper to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     The Primary Molybdenum segment consists of the Henderson and Climax mines and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemical and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     Other Mining segment includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

     The U.S. mines transfer their copper production to the Manufacturing and Sales segment of PDMC. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Additionally, the South American mines sold approximately 40 to 45 percent of their copper to the Manufacturing and Sales segment in 2002, 2001 and 2000. Intersegment sales by the South American mines are based upon arms length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and certain transportation premiums.

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital of PDMC’s segments that may not be reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the segment information reflects management deter-

minations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

     PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses including magnet wire, energy and telecommunications cables, and specialty conductors.

     Interdivision sales reflect the transfer of copper from PDMC to PDI at the same prices charged to outside customers.

FINANCIAL DATA BY GEOGRAPHIC AREA

     The following tables give a summary of financial data by geographic area and business segments for the years 2000 through 2002. (Refer to Notes 2, Acquisitions and Divestitures, and 3, Special Items and Provisions, to the consolidated financial statements for a discussion of major unusual items during the three-year period.)

	2002	2001	2000

		As Restated*

Sales and other operating revenues:
Unaffiliated customers
United States	$2,301.8	2,651.3	3,356.8
Latin America	986.2	929.9	761.4
Other	434.0	421.2	406.9

	$3,722.0	4,002.4	4,525.1

Long-lived assets at December 31:
United States	$3,656.0	3,927.2	4,004.4
Latin America**	1,645.3	1,820.4	1,924.6
Other	288.5	301.7	309.1

	$5,589.8	6,049.3	6,238.1

*	Refer to Note 22, Restatement of Consolidated Financial Statements, for further discussion.

**	Long-lived assets in Chile $1,057.0 1,134.8 1,182.5

     Revenue is attributed to countries based on the location the sale originated.

     For comparative purposes, sales and other operating revenues to unaffiliated customers by geographic area for 2001 and 2000 have been reclassified to conform with the 2002 presentation. Copper sales made to the Copper Trading Company have been reclassified to the countries where the sale originated and not as U.S. sales (where the Copper Trading Company is located).

FINANCIAL DATA BY BUSINESS SEGMENT

	U.S. Mines

		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone

2002
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.7	—
Intersegment	521.9	363.6	22.8	58.1	103.7
Depreciation, depletion and amortization	78.7	27.4	5.7	11.2	12.5
Operating income (loss) before special items and provisions	24.6	19.9	(13.3)	6.8	1.6
Special items and provisions	(0.5)	0.3	(2.3)	(117.2)	—
Operating income (loss)	24.1	20.2	(15.6)	(110.4)	1.6
Interest income	—	—	—	—	—
Interest expense	—	—	—	—	—
Equity earnings (losses)	—	—	—	—	—
Income tax expense (benefit)	8.7	2.9	(5.9)	0.2	(2.1)
Equity basis investments	—	0.4	—	—	—
Assets at December 31	1,077.4	766.1	124.7	282.6	150.9
Expenditures for segment assets	9.9	41.6	0.3	3.1	3.6

2001 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.7	—
Intersegment	494.2	474.8	69.6	73.4	113.7
Depreciation, depletion and amortization	90.5	36.2	7.2	12.2	13.2
Operating income (loss) before special items and provisions	(60.4)	18.4	(1.5)	(12.5)	(14.4)
Special items and provisions	(1.5)	(6.9)	(3.6)	(3.0)	(1.9)
Operating income (loss)	(61.9)	11.5	(5.1)	(15.5)	(16.3)
Interest income	0.1	—	—	0.1	—
Interest expense	0.7	0.1	—	0.1	—
Equity earnings (losses)	—	—	—	—	—
Income tax expense (benefit)	25.4	(15.5)	(3.9)	8.1	1.5
Equity basis investments	—	0.3	—	—	—
Assets at December 31	1,155.4	783.8	132.6	420.2	139.4
Expenditures for segment assets	61.0	9.3	3.3	4.0	5.4

2000 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	71.3	6.4	—	2.0	—
Intersegment	459.4	444.7	87.3	136.4	116.5
Depreciation, depletion and amortization	74.5	40.3	17.0	17.5	13.0
Operating income (loss) before special items and provisions	81.7	53.4	17.2	9.7	3.5
Special items and provisions	—	—	(1.5)	—	—
Operating income (loss)	81.7	53.4	15.7	9.7	3.5
Interest income	0.1	—	—	0.1	—
Interest expense	0.3	—	—	—	—
Equity earnings (losses)	—	—	—	—	—
Income tax expense (benefit)	66.1	10.9	4.5	(5.5)	0.1
Equity basis investments	—	0.4	—	—	—
Assets at December 31	1,205.5	815.8	152.7	439.7	144.8
Expenditures for segment assets	178.9	25.5	12.6	6.3	10.9

[Additional columns below]

[Continued from above table, first column(s) repeated]

	South American Mines

		Cerro		Primary
	Candelaria	Verde	El Abra	Molybdenum

2002
Sales & other operating revenues:
Unaffiliated customers	163.5	36.8	172.5	268.7
Intersegment	102.7	97.2	89.9	—
Depreciation, depletion and amortization	39.0	30.8	63.1	24.1
Operating income (loss) before special items and provisions	47.6	24.8	(7.0)	7.6
Special items and provisions	—	—	—	1.0
Operating income (loss)	47.6	24.8	(7.0)	8.6
Interest income	1.2	0.2	0.3	0.4
Interest expense	20.7	5.3	21.6	(0.4)
Equity earnings (losses)	—	—	—	—
Income tax expense (benefit)	4.6	5.8	(0.2)	1.2
Equity basis investments	0.4	—	—	—
Assets at December 31	633.5	428.0	504.5	779.0
Expenditures for segment assets	2.2	7.3	6.3	9.8

2001 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	202.2	32.2	118.8	226.3
Intersegment	79.7	86.5	67.5	—
Depreciation, depletion and amortization	42.6	40.0	42.6	21.2
Operating income (loss) before special items and provisions	50.0	1.8	5.5	(11.1)
Special items and provisions	—	—	—	(0.6)
Operating income (loss)	50.0	1.8	5.5	(11.7)
Interest income	4.7	0.4	0.1	0.9
Interest expense	21.5	8.1	25.0	0.2
Equity earnings (losses)	(0.1)	—	—	—
Income tax expense (benefit)	4.9	4.8	56.1	(7.7)
Equity basis investments	0.4	—	—	—
Assets at December 31	660.8	452.4	575.6	801.6
Expenditures for segment assets	5.7	14.2	40.9	8.9

2000 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	215.4	39.3	72.8	251.1
Intersegment	63.4	90.7	109.9	—
Depreciation, depletion and amortization	41.6	36.3	41.7	25.5
Operating income (loss) before special items and provisions	78.3	19.6	41.6	(4.6)
Special items and provisions	—	—	—	(4.3)
Operating income (loss)	78.3	19.6	41.6	(8.9)
Interest income	8.9	—	0.6	0.1
Interest expense	24.2	11.1	28.5	(0.9)
Equity earnings (losses)	(0.1)	—	—	—
Income tax expense (benefit)	15.4	2.9	5.6	(4.3)
Equity basis investments	0.5	—	—	—
Assets at December 31	760.5	480.4	635.8	816.1
Expenditures for segment assets	7.3	15.0	8.3	8.9

* Refer to Note 22, Restatement of Consolidated Financial Statements.

Note: Refer to Notes 2, 3 and 22 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

FINANCIAL DATA BY BUSINESS SEGMENT

	Manufactur-		PDMC
	ing and	Other	Elimi-	PDMC	Specialty
	Sales	Mining	nations	Subtotal	Chemicals

2002
Sales & other operating revenues:
Unaffiliated customers	1,823.4	20.2	—	2,485.8	548.8
Intersegment	395.8	57.2	(1,676.5)	136.4	—
Depreciation, depletion and amortization	24.5	2.8	—	319.8	41.3
Operating income (loss) before special items and provisions	4.9	(65.6)	—	51.9	47.0
Special items and provisions	0.2	1.6	—	(116.9)	1.1
Operating income (loss)	5.1	(64.0)	—	(65.0)	48.1
Interest income	—	3.8	(2.9)	3.0	4.2
Interest expense	2.9	0.5	(2.9)	47.7	28.9
Equity earnings (losses)	—	0.1	—	0.1	—
Income tax expense (benefit)	4.7	(7.7)	(5.8)	6.4	1.0
Equity basis investments	—	—	—	0.8	—
Assets at December 31	476.0	1,696.4	(1,790.8)	5,128.3	679.2
Expenditures for segment assets	7.0	2.6	—	93.7	24.1

2001 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	2,056.7	12.6	—	2,649.5	582.0
Intersegment	501.3	65.7	(1,873.4)	153.0	—
Depreciation, depletion and amortization	33.7	4.7	—	344.1	43.7
Operating income (loss) before special items and provisions	21.1	(78.4)	—	(81.5)	63.2
Special items and provisions	(6.9)	22.3	—	(2.1)	(1.4)
Operating income (loss)	14.2	(56.1)	—	(83.6)	61.8
Interest income	—	7.6	(5.9)	8.0	4.3
Interest expense	5.6	0.9	(5.9)	56.3	42.4
Equity earnings (losses)	—	(2.9)	—	(3.0)	—
Income tax expense (benefit)	(8.5)	0.2	1.5	66.9	9.4
Equity basis investments	—	0.1	—	0.8	—
Assets at December 31	559.4	1,748.4	(1,826.6)	5,603.0	709.0
Expenditures for segment assets	31.4	7.5	9.0	200.6	28.9

2000 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	2,386.3	29.1	—	3,073.7	598.4
Intersegment	303.4	47.9	(1,617.0)	242.6	—
Depreciation, depletion and amortization	26.0	2.2	—	335.6	45.9
Operating income (loss) before special items and provisions	47.8	(66.4)	—	281.8	88.1
Special items and provisions	—	—	—	(5.8)	—
Operating income (loss)	47.8	(66.4)	—	276.0	88.1
Interest income	—	7.2	(4.9)	12.1	4.3
Interest expense	4.9	1.4	(4.9)	64.6	38.2
Equity earnings (losses)	—	(2.7)	—	(2.8)	—
Income tax expense (benefit)	7.1	(16.2)	(28.3)	58.3	12.4
Equity basis investments	—	38.9	(21.4)	18.4	—
Assets at December 31	660.6	2,145.3	(2,188.6)	6,068.6	768.6
Expenditures for segment assets	20.3	19.4	(1.8)	311.6	73.7

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Corporate,
			Other &
	Wire &	PDI	Elimi-
	Cable	Subtotal	nations	Totals

2002
Sales & other operating revenues:
Unaffiliated customers	687.4	1,236.2	—	3,722.0
Intersegment	0.4	0.4	(136.8)	—
Depreciation, depletion and amortization	40.7	82.0	8.4	410.2
Operating income (loss) before special items and provisions	5.6	52.6	(77.4)	27.1
Special items and provisions	(23.1)	(22.0)	(97.5)	(236.4)
Operating income (loss)	(17.5)	30.6	(174.9)	(209.3)
Interest income	1.4	5.6	7.2	15.8
Interest expense	3.4	32.3	107.0	187.0
Equity earnings (losses)	0.7	0.7	1.9	2.7
Income tax expense (benefit)	(5.7)	(4.7)	(111.9)	(110.2)
Equity basis investments	5.2	5.2	25.8	31.8
Assets at December 31	506.9	1,186.1	714.6	7,029.0
Expenditures for segment assets	9.3	33.4	6.1	133.2

2001 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	770.9	1,352.9	—	4,002.4
Intersegment	0.2	0.2	(153.2)	—
Depreciation, depletion and amortization	47.0	90.7	5.1	439.9
Operating income (loss) before special items and provisions	15.5	78.7	(66.6)	(69.4)
Special items and provisions	(3.3)	(4.7)	47.4	40.6
Operating income (loss)	12.2	74.0	(19.2)	(28.8)
Interest income	1.3	5.6	9.7	23.3
Interest expense	5.7	48.1	123.1	227.5
Equity earnings (losses)	0.9	0.9	1.8	(0.3)
Income tax expense (benefit)	2.9	12.3	(1.4)	77.8
Equity basis investments	4.9	4.9	28.4	34.1
Assets at December 31	638.1	1,347.1	634.2	7,584.3
Expenditures for segment assets	57.6	86.5	23.9	311.0

2000 (as restated)*
Sales & other operating revenues:
Unaffiliated customers	853.0	1,451.4	—	4,525.1
Intersegment	1.5	1.5	(244.1)	—
Depreciation, depletion and amortization	53.9	99.8	4.9	440.3
Operating income (loss) before special items and provisions	28.2	116.3	(78.1)	320.0
Special items and provisions	(46.0)	(46.0)	—	(51.8)
Operating income (loss)	(17.8)	70.3	(78.1)	268.2
Interest income	1.3	5.6	1.8	19.5
Interest expense	11.1	49.3	103.9	217.8
Equity earnings (losses)	2.7	2.7	1.6	1.5
Income tax expense (benefit)	8.4	20.8	(57.2)	21.9
Equity basis investments	4.8	4.8	22.3	45.5
Assets at December 31	683.5	1,452.1	320.5	7,841.2
Expenditures for segment assets	16.9	90.6	20.1	422.3

* Refer to Note 22, Restatement of Consolidated Financial Statements.

Note: Refer to Notes 2, 3 and 22 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

22. Restatement of Consolidated Financial Statements

     As discussed in Note 1, Summary of Significant Accounting Policies, we identified certain accounting matters relating to our December 31, 2001 and 2000, Consolidated Financial Statements that require restatement. These matters are discussed in the following paragraphs and are summarized in the tables that follow.

Depreciation. Historically, we depreciated our mining, smelting and refining property and equipment using the units-of-production (UOP) method. Under this method, the sum of each mine’s depreciable mining assets plus estimates of future capital expenditures necessary to extract and process remaining recoverable minerals (“sustaining capital”) was divided by the mine’s recoverable minerals to arrive at a UOP depreciation rate. The UOP rate for each mine was then applied to the amount of minerals recovered during the period to arrive at the mine’s depreciation charge for the period. Recoverable minerals were based on each mine’s proven and probable ore reserves, with the exception of the Morenci and Tyrone mines whose amounts also included certain mineralized material located in areas immediately adjacent to the respective ore bodies and are expected to be recovered without significant additional development expenditures. UOP depreciation rates for PDMC’s depreciable smelting and refining property and equipment were calculated in a similar manner and included estimates of sustaining capital necessary to maintain production over each facility’s productive life.

     Management has reassessed this matter and determined that it was appropriate to adjust the UOP depreciation rate calculations as follows:

•	estimates of sustaining capital necessary to extract and process recoverable minerals will be excluded from the UOP calculation;

•	recoverable minerals will include only proven and probable ore reserves at each mine; mineralized material at Morenci and Tyrone will be excluded from the respective mine’s UOP calculations; and

•	short-lived assets (e.g., haul trucks, shovels, information systems, etc.) will be depreciated on a straight-line basis over the estimated useful lives of the respective assets, less estimated salvage values.

     We have restated our Consolidated Financial Statements to reflect the change in the UOP calculation as of January 1, 2000. This change reduced our 2000 and 2001 depreciation, depletion and amortization expense by $23.9 million and $25.4 million, respectively, as well as increased our net income by $17.0 million in 2000 and reduced our 2001 net loss by $18.6 million. In addition, this change reduced our retained earnings at January 1, 2000, by $14.0 million to reflect the prior years effect of increased depreciation, depletion and amortization, net of related tax effects.

Reclamation Obligations. In October 1999, we acquired Cyprus Amax Minerals Company for $1.9 billion, which included total assets of $4.6 billion. At the time of the acquisition, we recorded $85.4 million of mine reclamation accruals, the same amount that had been recorded by the acquired entity, because we were satisfied with their cost estimates and the accrued obligations in relation to remaining mine lives.

     Management has reassessed this matter and determined that it was appropriate to adjust the previously established estimate of fair values of the acquired obligations as follows:

•	the expected timing of cash flows for estimated closure costs at each mining location (adjusted for inflation) was determined and then discounted based on a risk-adjusted rate to determine the estimated fair value of the obligations;

•	the estimated fair value of each obligation was then adjusted to reflect the portion that had been incurred as of the acquisition date;

•	the difference between the estimated fair values of the respective reclamation obligations and the amounts previously recognized as of the acquisition date was determined and used to reduce the value assigned to mining land in the original purchase price allocation;

•	accretion expense for periods subsequent to the acquisition was determined by multiplying the revised reclamation obligation by the applicable discount factor;

•	the reclamation costs associated with operations subsequent to the acquisition date were determined on a units-of-production basis based upon undiscounted cost estimates; and

•	the total of the accretion expense and reclamation costs was compared with the amounts previously recognized for each period to determine the required adjustment for each period.

     We have restated our Consolidated Financial Statements to reflect the change relating to the acquired reclamation obligations as of January 1, 2000. This change increased our cost of products sold by

$0.1 million in 2000 and $2.5 million in 2001 as well as increased our net loss in 2001 by $2.0 million (no effect on net income in 2000). In addition, this change reduced our retained earnings at January 1, 2000, by $0.2 million to reflect the prior year effects of increased cost of products sold, net of related tax effects.

     During 2001, our Tyrone, New Mexico, operation did not update its reclamation cost estimate for the permit it filed late in the 2001 first quarter because the permit application was not yet reviewed or approved by the state of New Mexico. We have restated our Consolidated Financial Statements to reflect the change relating to the Tyrone reclamation obligation for the year ended December 31, 2001. This change increased our cost of products sold and net loss by $4.3 million in 2001.

Loss Contingency. During 2001, the Company received an insurance settlement that it recorded as a loss reserve for potential future legal matters. In re-evaluating that loss reserve, management determined that there was not a probable loss at that time and that it was appropriate to reverse the related loss reserve to income.

     We have restated our Consolidated Financial Statements to reflect the change relating to the loss contingency for the year ended December 31, 2001. This change increased our special items and provisions net, (credit) by $9.0 million in 2001 as well as decreased our net loss by $9.0 million in 2001.

Mill and Leach Stockpiles and In-Process. Historically, we have not capitalized costs associated with mill and leach stockpiles or the consequent in-process materials that were in the process of being converted to salable copper products. Management has reassessed this matter and determined that it was appropriate to capitalize costs associated with this material. We reviewed such capitalized costs each period for lower of cost or market considerations and as a result, determined that write-downs totaling $8.7 million were required in 2001. Inventories not expected to be processed within the next 12 months are classified as long-term.

     We have restated our Consolidated Financial Statements to reflect the change relating to stockpiles and in-process material as of January 1, 2000. This change decreased our cost of products sold by $11.3 million in 2000 and increased our cost of products sold by $11.5 million in 2001 as well as increased our net income by $11.4 million in 2000 and increased our net loss in 2001 by $12.8 million. In addition, this change increased our retained earnings at January 1, 2000, by $66.3 million, net of related tax effects.

Deferred Tax Asset Valuation Allowance. In connection with the acquisition of Cyprus Amax, the Company recorded certain deferred tax assets relating to the El Abra mine in Chile. We subsequently recognized additional deferred tax benefits relating to El Abra’s net operating losses. Management reassessed this matter and has determined that it was appropriate to establish a valuation allowance against these deferred tax assets.

     We have restated our Consolidated Financial Statements to reflect the establishment of the valuation allowance in 2001. This change increased our net loss by $65.0 million, which included $7.1 million associated with an adjustment to deferred tax benefit previously recognized in the first three quarters of 2001.

Reclassifications. Certain previously reported amounts have been reclassified to conform with the current year presentation.

     The following tables set forth the effect of the restatements on Phelps Dodge’s Statements of Consolidated Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and the Consolidated Balance Sheet at December 31, 2001.

PHELPS DODGE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS

	For the year ended December 31, 2001

	As Previously			Reclamation					As
	Reported	Depreciation		Obligation	Inventory		Other		Restated

Sales and other operating revenues	$4,002.4	—		—	—		—		4,002.4

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	3,440.8	—		6.8 (e)	11.5	(j)	—		3,459.1
Depreciation, depletion and amortization	465.3	(25.4	) (a)	—	—		—		439.9
Selling and general administrative expense	116.5	—		—	—		—		116.5
Exploration and research expense	56.3	—		—	—		—		56.3
Special items and provisions, net (see Note 3)	(31.6)	—		—	—		(9.0	) (o)	(40.6)

	4,047.3	(25.4)		6.8	11.5		(9.0)		4,031.2

Operating income (loss)	(44.9)	25.4		(6.8)	(11.5)		9.0		(28.8)
Interest expense	(227.5)	—		—	—		—		(227.5)
Capitalized interest	1.6	—		—	—		—		1.6
Miscellaneous income and expense, net	8.1	—		—	—		—		8.1

Income (loss) before taxes, minority interests, equity in net earnings (losses) of affiliated companies and cumulative effect of accounting change	(262.7)	25.4		(6.8)	(11.5)		9.0		(246.6)
Benefit (provision) for taxes on income	(5.9)	(6.2	) (b)	0.4 (f)	(1.1	) (k)	(7.1	) (s)	(77.8)
							(57.9	) (r)
Minority interests in consolidated subsidiaries	(4.1)	(0.6	) (c)	0.1 (g)	(0.2	) (l)	—		(4.8)
Equity in net earnings (losses) of affiliated companies	(0.3)	—		—	—		—		(0.3)

Income (loss) before cumulative effect of accounting change	(273.0)	18.6		(6.3)	(12.8)		(56.0)		(329.5)
Cumulative effect of accounting change (net of tax $0)	(2.0)	—		—	—		—		(2.0)

Net income (loss) applicable to common shares	$(275.0)	18.6		(6.3)	(12.8)		(56.0)		(331.5)

Average number of common shares outstanding - basic	78.5	78.5		78.5	78.5		78.5		78.5
Basic earnings (loss) per common share before cumulative effect of accounting change	$(3.47)	0.23		(0.08)	(0.16)		(0.71)		(4.19)
Cumulative effect of accounting change	(0.03)	—		—	—		—		(0.03)

Basic earnings (loss) per common share	$(3.50)	0.23		(0.08)	(0.16)		(0.71)		(4.22)

Average number of common shares outstanding - diluted*	78.5	78.5		78.5	78.5		78.5		78.5
Diluted earnings (loss) per common share before cumulative effect of accounting change	$(3.47)	0.23		(0.08)	(0.16)		(0.71)		(4.19)
Cumulative effect of accounting change	(0.03)	—		—	—		—		(0.03)

Diluted earnings (loss) per common share	$(3.50)	0.23		(0.08)	(0.16)		(0.71)		(4.22)

*	Diluted earnings (loss) per common share would have been anti-dilutive for the year ended December 31, 2001, if based on fully diluted shares adjusted to reflect stock option exercises.

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31, 2001

	As Previously			Reclamation						As
	Reported	Depreciation		Obligation		Inventory		Other		Restated

Assets
Current assets:
Cash and cash equivalents	$386.9	—		—		—		—		386.9
Accounts receivable, less allowance for doubtful accounts (2001 - $14.2)	398.8	—		—		—		—		398.8
Mill and leach stockpiles	—	—		—		51.0	(j)	—		51.0
Inventories	426.3	—		—		7.6	(j)	—		444.4
						10.5	(m)
Supplies	150.3	—		—		—		—		150.3
Prepaid expenses	27.0	—		—		—		—		27.0
Deferred income taxes	89.4	—		—		(16.6	) (k)	—		72.8

Current assets	1,478.7	—		—		52.5		—		1,531.2
Investments and long-term receivables	105.3	—		—		—		—		105.3
Property, plant and equipment, net	5,665.6	17.1	(a)	(58.2	) (h)	(10.5	) (m)	—		5,614.0
Long-term mill and leach stockpiles	—	—		—		42.6	(j)	—		42.6
Deferred income taxes	56.3	(6.2	)(b)	—		(3.4	) (k)	(7.1	) (s)	3.8
				22.1	(h)			(57.9	) (r)
Other assets and deferred charges	287.4	—		—		—		—		287.4

	$7,593.3	10.9		(36.1)		81.2		(65.0)		7,584.3

Liabilities
Current liabilities:
Short-term debt	$59.3	—		—		—		—		59.3
Current portion of long-term debt	274.0	—		—		—		—		274.0
Accounts payable and accrued expenses	648.2	—		—		—		3.9	(p)	652.1
Accrued income taxes	11.5	—		—		—		—		11.5

Current liabilities	993.0	—		—		—		3.9		996.9
Long-term debt	2,538.3	—		—		—		—		2,538.3
Deferred income taxes	441.8	(11.9	)(b)	(0.5	) (f)	15.5	(k)	(2.8	) (q)	442.6
				0.5	(h)
Other liabilities and deferred credits	853.6	—		7.1	(e)	—		(9.0	) (o)	815.1
				(36.6	) (h)

	4,826.7	(11.9)		(29.5)		15.5		(7.9)		4,792.9

Commitments and contingencies (see Notes 6, 17, 18 and 19)
Minority interests in consolidated subsidiaries	59.4	1.2	(c)	(0.1	) (g)	0.8	(l)	—		61.3

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 78.7 outstanding after deducting 17.1 shares held in treasury	491.9	—		—		—		—		491.9
Capital in excess of par value	1,016.8	—		—		—		—		1,016.8
Retained earnings	1,497.6	21.6	(d)	(6.5	) (i)	64.9	(n)	(57.1	) (t)	1,520.5
Accumulated other comprehensive loss	(292.7)	—		—		—		—		(292.7)
Other	(6.4)	—		—		—		—		(6.4)

	2,707.2	21.6		(6.5)		64.9		(57.1)		2,730.1

	$7,593.3	10.9		(36.1)		81.2		(65.0)		7,584.3

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2001

	As Previously			Reclamation						As
	Reported	Depreciation		Obligations		Inventory		Other		Restated

Operating activities
Net income (loss)	$(275.0)	18.6	(d)	(6.3	) (i)	(12.8	) (n)	(56.0	) (t)	(331.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	465.3	(25.4	) (a)	—		—		—		439.9
Deferred income taxes	(8.2)	6.2	(b)	(0.4	) (f)	1.1	(k)	7.1	(s)	63.7
								57.9	(r)
Equity earnings (losses), net of dividends received	1.7	—		—		—		—		1.7
Special items and provisions	(24.5)	—		—		—		(9.0	) (o)	(33.5)
Cumulative effect of accounting change	2.0	—		—		—		—		2.0
Changes in current assets and liabilities:
Accounts receivable	34.5	—		—		—		—		34.5
Proceeds from sale of accounts receivable	79.7	—		—		—		—		79.7
Mill and leach stockpiles	—	—		—		17.7	(j)	—		17.7
Inventories	(10.1)	—		—		(0.6	) (j)	—		(10.7)
Prepaid expenses	9.8	—		—		—		—		9.8
Other accounts payable	24.5	—		—		—		—		24.5
Accrued income taxes	(12.0)	—		—		—		—		(12.0)
Other accrued expenses	(0.9)	—		—		—		—		(0.9)
Other adjustments, net	15.9	0.6	(c)	6.8	(e)	(5.6	) (j)	—		17.8
				(0.1	) (g)	0.2	(l)

Net cash provided by operating activities	302.7	—		—		—		—		302.7

Investing activities
Capital outlays	(262.9)									(262.9)
Capitalized interest	(1.6)									(1.6)
Investment in subsidiaries, net of cash received	(48.1)									(48.1)
Proceeds from asset dispositions	51.5									51.5
Other investing	(5.7)									(5.7)

Net cash used in investing activities	(266.8)									(266.8)

Financing activities
Proceeds from issuance of debt	1,203.3									1,203.3
Payment of debt	(1,053.9)									(1,053.9)
Common dividends	(59.1)									(59.1)
Issuance of shares	0.4									0.4
Debt issue costs	(7.3)									(7.3)
Other, net	17.6									17.6

Net cash provided by financing activities	101.0									101.0

Increase in cash and cash equivalents	136.9	—		—		—		—		136.9
Cash and cash equivalents at beginning of year	250.0									250.0

Cash and cash equivalents at end of year	$386.9	—		—		—		—		386.9

PHELPS DODGE CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS

	For the year ended December 31, 2000

	As Previously			Reclamation					As
	Reported	Depreciation		Obligation		Inventory		Other	Restated

Sales and other operating revenues	$4,525.1	—		—		—		—	4,525.1

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	3,580.2	—		0.1	(e)	(11.3	) (j)	3.0 (p)	3,572.0
Depreciation, depletion and amortization	464.2	(23.9	) (a)	—		—		—	440.3
Selling and general administrative expense	135.1	—		—		—		0.9 (p)	136.0
Exploration and research expense	56.8	—		—		—		—	56.8
Special items and provisions, net (see Note 3)	51.8	—		—		—		—	51.8

	4,288.1	(23.9)		0.1		(11.3)		3.9	4,256.9

Operating income (loss)	237.0	23.9		(0.1)		11.3		(3.9)	268.2
Interest expense	(217.8)	—		—		—		—	(217.8)
Capitalized interest	4.5	—		—		—		—	4.5
Miscellaneous income and expense, net	30.0	—		—		—		—	30.0

Income (loss) before taxes, minority interests, and equity in net earnings (losses) of affiliated companies	53.7	23.9		(0.1)		11.3		(3.9)	84.9
Benefit (provision) for taxes on income	(19.2)	(6.3	) (b)	0.1	(f)	0.7	(k)	2.8 (q)	(21.9)
Minority interests in consolidated subsidiaries	(7.0)	(0.6	) (c)	—		(0.6	) (l)	—	(8.2)
Equity in net earnings (losses) of affiliated companies	1.5	—		—		—		—	1.5

Net income (loss) applicable to common shares	$29.0	17.0		—		11.4		(1.1)	56.3

Average number of common shares outstanding - basic	78.4	78.4		78.4		78.4		78.4	78.4
Basic earnings (loss) per common share	$0.37	0.22		—		0.14		(0.01)	0.72

Average number of common shares outstanding - diluted	78.8	78.8		78.8		78.8		78.8	78.8
Diluted earnings (loss) per common share	$0.37	0.22		—		0.14		(0.01)	0.72

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2000

	As Previously			Reclamation						As
	Reported	Depreciation		Obligations		Inventory		Other		Restated

Operating activities
Net income (loss)	$29.0	17.0	(d)	—	(i)	11.4	(n)	(1.1	)(t)	56.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	464.2	(23.9	)(a)	—		—		—		440.3
Deferred income taxes	12.8	6.3	(b)	(0.1	)(f)	(0.7	)(k)	(2.8	)(q)	15.5
Equity earnings (losses), net of dividends received	0.9	—		—		—		—		0.9
Special items and provisions	54.3	—		—		—		—		54.3
Changes in current assets and liabilities:
Accounts receivable	9.7	—		—		—		—		9.7
Mill and leach stockpiles	—	—		—		9.1	(j)	—		9.1
Inventories	45.5	—		—		(3.6	)(j)	—		41.9
Supplies	(5.3)	—		—		—		—		(5.3)
Prepaid expenses	2.3	—		—		—		—		2.3
Deferred income taxes	(0.3)	—		—		—		—		(0.3)
Interest payable	(16.3)	—		—		—		—		(16.3)
Other accounts payable	(12.4)	—		—		—		—		(12.4)
Accrued income taxes	(24.9)	—		—		—		—		(24.9)
Other accrued expenses	(75.0)	—		—		—		3.9	(p)	(71.1)
Other adjustments, net	26.7	0.6	(c)	0.1	(e)	(16.8	)(j)	—		11.2
						0.6	(l)

Net cash provided by operating activities	511.2	—		—		—		—		511.2

Investing activities
Capital outlays	(397.2)									(397.2)
Capitalized interest	(4.5)									(4.5)
Investment in subsidiaries, net of cash received	(25.1)									(25.1)
Proceeds from asset dispositions	159.4									159.4
Other investing	(6.8)									(6.8)

Net cash used in investing activities	(274.2)									(274.2)

Financing activities
Proceeds from issuance of debt	114.6									114.6
Payment of debt	(178.3)									(178.3)
Common dividends	(157.5)									(157.5)
Issuance of shares	0.3									0.3
Other, net	(0.3)									(0.3)

Net cash used in financing activities	(221.2)									(221.2)

Increase in cash and cash equivalents	15.8	—		—		—		—		15.8
Cash and cash equivalents at beginning of year	234.2									234.2

Cash and cash equivalents at end of year	$250.0	—		—		—		—		250.0

Adjustments:

(a)	To adjust the units-of-production (UOP) depreciation rate.

(b)	To record the income tax effect of adjustment (a).

(c)	To record the minority interest effect of adjustment (a).

(d)	To reflect the combined effect of adjustments (a) through (c) on Net Income (Loss) and Retained Earnings.

(e)	To adjust the closure cost accrual to reflect accretion for the adjusted fair values of the acquired reclamation obligations and adjust Tyrone’s cost estimate for 2001.

(f)	To record the income tax effect of adjustment (e).

(g)	To record the minority interest effect of adjustment (e).

(h)	To record the effect of purchase accounting associated with adjustment (e).

(i)	To reflect the combined effect of adjustments (e) through (g) on Net Income (Loss) and Retained Earnings.

(j)	To record the effect of capitalizing costs associated with material in mill and leach stockpiles, and the consequent in-process material, net of any associated lower of cost or market adjustments.

(k)	To record the income tax effect of adjustment (j).

(l)	To record the minority interest effect of adjustment (j).

(m)	To record the effect of purchase accounting associated with adjustment (j).

(n)	To reflect the combined effect of adjustments (j) through (l) to Net Income (Loss) and Retained Earnings.

(o)	To reverse the recording of a loss contingency reserve associated with potential future legal matters.

(p)	To record an additional benefit obligation plan resulting from adjustments that effected 2000 net income.

(q)	To record the income tax effect of adjustment (p).

(r)	To record a valuation allowance associated with deferred tax assets at the 51 percent-owned El Abra copper mine.

(s)	To record the income tax effect associated with the deferred tax benefits previously recognized during 2001.

(t)	To reflect the combined effect of adjustments (o) through (s) on Net Income (Loss) and Retained Earnings.

Part III

Items 10, 11, 12 and 13.

     The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the material included under the captions “Election of Directors,” “Beneficial Ownership of Securities,” “Equity Compensation Plan Information”, “Executive Compensation” and “Other Matters” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 23, 2003 (the 2003 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 2003 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 22, 2003.

Item 14. Controls and Procedures

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

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	1.	Financial Statements: Index on page 110.

2.	Financial Statement Schedule: Index on page 110.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 to the Corporation’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.2	Amended and Restated By-Laws of the Corporation, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective May 10, 2000, among the Corporation, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).

4.2	Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K and in the Corporation’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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

4.4	Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Corporation, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Corporation issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Corporation issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Corporation (incorporated by reference to Exhibit 4.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

10.	Management contracts and compensatory plans and agreements.

10.1	The Corporation’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Corporation’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock

Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation’s 1994 Form 10-K (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantial similar provisions to Exhibits 10.1 and 10.2 above.

10.3	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (SEC File No. 1-82).

10.6	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). Third Amendment to Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.9	The Corporation’s Supplemental Savings Plan (SSP) (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such SSP, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)). Second Amendment to SSP, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.10	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.11	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	Retirement Agreement, dated March 6, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.14 of the Corporation’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 1-82)).

10.13	Waiver and Release, effective July 8, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.15 of the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on November 13, 2002, to disclose the CEO and CFO certifications related to the Company’s Form 10-Q filed on November 13, 2002.

Schedule II

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

		Additions

	Balance at	Charged to					Balance
	beginning	costs and					at end
	of period	expenses	Other			Deductions	of period

Reserve deducted in balance sheet from the asset to which applicable:
Accounts Receivable:
December 31, 2002	14.2	5.0	(0.5)			4.6	14.1
December 31, 2001	17.6	1.9	0.6			5.9	14.2
December 31, 2000	17.5	0.3	(0.2)			—	17.6
Supplies:
December 31, 2002	27.2	9.7	1.8			10.3	28.4
December 31, 2001	24.2	4.0	0.5			1.5	27.2
December 31, 2000	25.0	1.8	(1.0)			1.6	24.2
Deferred Tax Asset:
December 31, 2002	550.4	70.6	—			112.6	508.4
December 31, 2001*	280.2	275.1	—			4.9	550.4
December 31, 2000	165.3	23.0	91.9	(A	)	—	280.2

(A)	Deferred Tax Assets recorded in conjunction with the acquisition of Cyprus Amax.
*	2001 has been restated. Refer to Note 22, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements included elsewhere in this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION (Registrant)

April 11, 2003	By:	/s/ Ramiro G. Peru

Ramiro G. Peru Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Steven Whisler	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2003

J. Steven Whisler

/s/ Ramiro G. Peru	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 11, 2003

Ramiro G. Peru

/s/ Stanton K. Rideout	Vice President and Controller (Principal Accounting Officer)	April 11, 2003

Stanton K. Rideout

(Robert N. Burt, Archie W. Dunham, William A. Franke, Marie L. Knowles, Robert D. Krebs, Jon C. Madonna, Southwood J. Morcott, Gordon R. Parker, William J. Post, Jack E. Thompson, Directors)		April 11, 2003

By:	/s/ Ramiro G. Peru Ramiro G. Peru Attorney-in-fact

Certifications

I, J. Steven Whisler, Chairman, President and Chief Executive Officer, certify that:

l.	I have reviewed this annual report on Form 10-K of Phelps Dodge Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

/s/ J. Steven Whisler J. Steven Whisler Chairman, President and Chief Executive Officer

I, Ramiro G. Peru, Senior Vice President and Chief Financial Officer, certify that:

l.     I have reviewed this annual report on Form 10-K of Phelps Dodge Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

/s/ Ramiro G. Peru Ramiro G. Peru Senior Vice President and Chief Financial Officer

Exhibit Index

3.1	Restated Certificate of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 to the Corporation’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.2	Amended and Restated By-Laws of the Corporation, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective May 10, 2000, among the Corporation, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).

4.2	Rights Agreement, dated as of February 5, 1998 between the Corporation and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Corporation), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K and in the Corporation’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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

4.4	Form of 6.375 percent Note, due November 1, 2004, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Corporation issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Corporation’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Corporation, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Corporation’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Corporation issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Corporation issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Corporation (incorporated by reference to Exhibit 4.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

10.	Management contracts and compensatory plans and agreements.

10.1	The Corporation’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Corporation’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 to the Corporation’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock

Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). Form of Reload Option Agreement, amended through November 2, 1994, under the 1993 Plan (incorporated by reference to Exhibit 10.3 to the Corporation’s 1994 Form 10-K (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantial similar provisions to Exhibits 10.1 and 10.2 above.

10.3	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (SEC File No. 1-82).

10.6	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). Third Amendment to Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.9	The Corporation’s Supplemental Savings Plan (SSP) (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such SSP, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)). Second Amendment to SSP, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.10	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.11	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	Retirement Agreement, dated March 6, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.14 of the Corporation’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 1-82)).

10.13	Waiver and Release, effective July 8, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.15 of the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.