Form 10-K/A
period 2002-12-31
PHELPS DODGE CORP
filed 2003-04-15
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note

     This Form 10-K/A constitutes Amendment No. 1 to the Registrant's 10-K for the fiscal year ended December 31, 2002. This Form 10-K/A is being filed solely to file herewith the form of Change of Control Agreement of the Registrant.

Part III

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

10.3	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement.

10.6	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). Third Amendment to Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.9	The Corporation’s Supplemental Savings Plan (SSP) (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such SSP, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)). Second Amendment to SSP, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.10	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.11	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	Retirement Agreement, dated March 6, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.14 of the Corporation’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 1-82)).

10.13	Waiver and Release, effective July 8, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.15 of the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)).

11	Computation of per share earnings (previously filed).

12	Computation of ratios of total debt to total capitalization (previously filed).

21	List of Subsidiaries and Investments (previously filed).

23	Consent of PricewaterhouseCoopers LLP (previously filed).

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K (previously filed).

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

PHELPS DODGE CORPORATION (Registrant)

April 14, 2003	By:	/s/ Ramiro G. Peru

Ramiro G. Peru Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Steven Whisler	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2003

J. Steven Whisler

/s/ Ramiro G. Peru	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2003

Ramiro G. Peru

/s/ Stanton K. Rideout	Vice President and Controller (Principal Accounting Officer)	April 14, 2003

Stanton K. Rideout

(Robert N. Burt, Archie W. Dunham, William A. Franke, Marie L. Knowles, Robert D. Krebs, Jon C. Madonna, Southwood J. Morcott, Gordon R. Parker, William J. Post, Jack E. Thompson, Directors)		April 14, 2003

By:	/s/ Ramiro G. Peru Ramiro G. Peru Attorney-in-fact

Certifications

I, J. Steven Whisler, Chairman, President and Chief Executive Officer, certify that:

l.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Phelps Dodge Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 14, 2003

/s/ J. Steven Whisler J. Steven Whisler Chairman, President and Chief Executive Officer

I, Ramiro G. Peru, Senior Vice President and Chief Financial Officer, certify that:

l.     I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Phelps Dodge Corporation;

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

April 14, 2003

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

10.3	Description of the Corporation’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Corporation, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change-of-Control Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement.

10.6	Amended and restated form of Severance Agreement between the Corporation and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Corporation’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 to the Corporation’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Corporation’s Supplemental Retirement Plan (which amends, restates and re-names the provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan other than the supplemental savings provisions of such plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to the Corporation’s 1998 Form 10-K (SEC File No. 1-82)). Second Amendment to Plan, effective January 1, 1999 (incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)). Third Amendment to Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.9	The Corporation’s Supplemental Savings Plan (SSP) (which amends, restates, and replaces the supplemental savings provisions of the Corporation’s Comprehensive Executive Nonqualified Retirement and Savings Plan), effective (except as otherwise noted therein) as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)); as amended by the First Amendment to such SSP, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 1-82)). Second Amendment to SSP, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.10	The Corporation’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 to the Corporation’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Corporation’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.11	The Corporation’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms of Reload Option Agreement and Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Corporation and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	Retirement Agreement, dated March 6, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.14 of the Corporation’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 1-82)).

10.13	Waiver and Release, effective July 8, 2002, between the Corporation and Manuel J. Iraola (incorporated by reference to Exhibit 10.15 of the Corporation’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)).

11	Computation of per share earnings (previously filed).

12	Computation of ratios of total debt to total capitalization (previously filed).

21	List of Subsidiaries and Investments (previously filed).

23	Consent of PricewaterhouseCoopers LLP (previously filed).

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K (previously filed).

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.