Form 10-K/A
period 2002-12-31
PHELPS DODGE CORP
filed 2003-04-24
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Explanatory Note

     This Form 10-K/A constitutes Amendment No. 2 to the Registrant's 10-K for the fiscal year ended December 31, 2002. This Form 10-K/A is being filed solely for the purpose of correcting a typographical error in the date heading on the Ore Reserves table on page 17 of Part I, Items 1 and 2. The date heading now correctly reads "Total Reserves Estimated at December 31, 2001". There are no other changes to the Registrant's Form 10-K, as amended by Amendment No. 1 thereto.

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

	Total Reserves Estimated at December 31, 2001 (1)

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

PHELPS DODGE CORPORATION (Registrant)

April 23, 2003	By:	/s/ Ramiro G. Peru

Ramiro G. Peru Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Steven Whisler	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2003

J. Steven Whisler

/s/ Ramiro G. Peru	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 23, 2003

Ramiro G. Peru

/s/ Stanton K. Rideout	Vice President and Controller (Principal Accounting Officer)	April 23, 2003

Stanton K. Rideout

(Robert N. Burt, Archie W. Dunham, William A. Franke, Marie L. Knowles, Robert D. Krebs, Jon C. Madonna, Southwood J. Morcott, Gordon R. Parker, William J. Post, Jack E. Thompson, Directors)		April 23, 2003

By:	/s/ Ramiro G. Peru Ramiro G. Peru Attorney-in-fact

Certifications

I, J. Steven Whisler, Chairman, President and Chief Executive Officer, certify that:

l.	I have reviewed this Amendment No. 2 to the annual report on Form 10-K of Phelps Dodge Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 23, 2003

/s/ J. Steven Whisler J. Steven Whisler Chairman, President and Chief Executive Officer

I, Ramiro G. Peru, Senior Vice President and Chief Financial Officer, certify that:

l.     I have reviewed this Amendment No. 2 to the annual report on Form 10-K of Phelps Dodge Corporation;

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

April 23, 2003

/s/ Ramiro G. Peru Ramiro G. Peru Senior Vice President and Chief Financial Officer