Form 10-Q
period 2003-03-31
PHELPS DODGE CORP
filed 2003-05-13
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Number of Common Shares outstanding at May 9, 2003: 88,986,243 shares.

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
EX-11
EX-12
EX-15
EX-99.1
EX-99.2

-i-

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2003

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited; in millions except per share data)

	First Quarter

	2003	2002

		(As Restated)*
Sales and other operating revenues	$978.0	918.5

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	807.3	765.8
Depreciation, depletion and amortization	101.6	102.9
Selling and general administrative expense	32.7	32.2
Exploration and research expense	9.6	8.7
Special items and provisions, net (see Note 4)	(1.9)	(3.8)

	949.3	905.8

Operating income	28.7	12.7
Interest expense	(36.0)	(52.8)
Capitalized interest	0.1	—
Miscellaneous income (expense), net	0.9	2.0

Loss before taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of accounting change	(6.3)	(38.1)
Benefit (provision) for taxes on income (see Note 9)	(15.4)	37.0
Minority interests in consolidated subsidiaries	(2.1)	(1.3)
Equity in net earnings of affiliated companies	0.4	0.5

Loss before cumulative effect of accounting change	(23.4)	(1.9)
Cumulative effect of accounting change, net of tax of $(1.3) in 2003 and $10.1 in 2002	8.4	(22.9)

Net loss	$(15.0)	(24.8)
Preferred stock dividends	(3.4)	—

Loss applicable to common shares	$(18.4)	(24.8)

Average number of common shares outstanding – basic	88.6	78.5

Basic loss per common share before cumulative effect of accounting change	$(0.30)	(0.03)
Cumulative effect of accounting change	0.09	(0.29)

Basic loss per common share	$(0.21)	(0.32)

Average number of common shares outstanding – diluted	88.6	78.5

Diluted loss per common share before cumulative effect of accounting change	$(0.30)	(0.03)
Cumulative effect of accounting change	0.09	(0.29)

Diluted loss per common share**	$(0.21)	(0.32)

*	Refer to Note 2 to Consolidated Financial Information.

**	Diluted loss per share would have been anti-dilutive if based on fully diluted shares adjusted to reflect the assumed conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Information

CONSOLIDATED BALANCE SHEET

(Unaudited; in millions except per share prices)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$312.7	349.8
Accounts receivable, less allowance for doubtful accounts (2003 - $16.4; 2002 - $14.1)	458.0	391.1
Mill and leach stockpiles	48.9	48.9
Inventories	391.2	398.5
Supplies	141.4	142.8
Prepaid expenses and other current assets	30.9	26.5
Deferred income taxes	71.1	70.6

Current assets	1,454.2	1,428.2
Investments and long-term receivables	135.2	132.3
Property, plant and equipment, net	5,095.5	5,159.6
Long-term mill and leach stockpiles	64.1	64.3
Deferred income taxes	10.3	11.0
Goodwill	92.5	90.7
Other assets and deferred charges	144.3	142.9

	$6,996.1	7,029.0

Liabilities
Current liabilities:
Short-term debt	$41.2	35.2
Current portion of long-term debt	128.6	127.0
Accounts payable and accrued expenses	580.2	609.1
Dividends payable	3.4	3.4
Accrued income taxes	21.4	9.4

Current liabilities	774.8	784.1
Long-term debt	1,935.4	1,948.4
Deferred income taxes	431.9	430.8
Other liabilities and deferred credits	986.9	986.8

	4,129.0	4,150.1

Minority interests in consolidated subsidiaries	66.9	65.3

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 89.0 outstanding in 2003 and 88.9 outstanding in 2002	556.2	555.6
Cumulative preferred shares, par value $1.00; 6.0 shares authorized;
2.0 outstanding in 2003 and 2002	2.0	2.0
Capital in excess of par value	1,554.5	1,552.1
Retained earnings	1,154.9	1,173.3
Accumulated other comprehensive loss	(454.5)	(458.5)
Other	(12.9)	(10.9)

	2,800.2	2,813.6

	$6,996.1	7,029.0

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31,

	2003	2002

		(As Restated)*
Operating activities
Net loss	$(15.0)	(24.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	101.6	102.9
Deferred income taxes	1.2	0.6
Equity earnings, net of dividends received	0.2	(0.5)
Special items and provisions	(1.9)	(3.3)
Cumulative effect of accounting change	(9.7)	33.0
Changes in current assets and liabilities:
Accounts receivable	(65.1)	(50.4)
Proceeds from sale of accounts receivable	(2.4)	4.7
Inventories	8.1	34.9
Supplies	1.7	(1.4)
Prepaid expenses	(4.5)	(10.7)
Interest payable	25.7	43.3
Other accounts payable	13.3	(50.4)
Accrued income taxes	12.9	2.9
Other accrued expenses	(69.5)	(27.3)
Other adjustments, net	9.4	56.7

Net cash provided by operating activities	6.0	110.2

Investing activities
Capital outlays	(26.9)	(21.4)
Capitalized interest	(0.1)	—
Investment in subsidiaries, net of cash received	(0.4)	(1.4)
Proceeds from asset dispositions	0.1	1.2
Other investing	(0.7)	(2.6)

Net cash used in investing activities	(28.0)	(24.2)

Financing activities
Proceeds from issuance of debt	8.8	6.8
Payment of debt	(20.3)	(24.3)
Preferred dividends	(3.4)	—
Other, net	(0.2)	(1.1)

Net cash used in financing activities	(15.1)	(18.6)

(Decrease) increase in cash and cash equivalents	(37.1)	67.4
Cash and cash equivalents at beginning of period	349.8	386.9

Cash and cash equivalents at end of period	$312.7	454.3

*	Refer to Note 2 to Consolidated Financial Information.

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders'
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2002	88.9	$555.6	2.0	$2.0	$1,552.1	$1,173.3	$(458.5)	$(10.9)	$2,813.6
Restricted shares issued/cancelled, net	0.1	0.6			2.4			(2.0)	1.0
Dividends on preferred shares						(3.4)			(3.4)
Comprehensive income (loss):
Net loss						(15.0)			(15.0)
Other comprehensive income (loss), net of tax:
Translation adjustment							6.4		6.4
Net loss on derivative instruments							(2.5)		(2.5)
Other investment adjustments							(0.2)		(0.2)
Unrealized gains on securities							0.3		0.3

Other comprehensive income							4.0		4.0

Comprehensive loss									(11.0)

Balance at March 31, 2003	89.0	$556.2	2.0	$2.0	$1,554.5	$1,154.9	$(454.5)	$(12.9)	$2,800.2

See Notes to Consolidated Financial Information

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; in millions)

	U.S. Mines					South American Mines

		Bagdad/	Miami/	Chino/			Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Candelaria	Verde	El Abra	Molybdenum

First Quarter 2003
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.1	—	59.2	9.9	31.5	75.9
Intersegment	136.2	95.4	9.0	9.4	26.7	23.5	27.2	21.0	—
Depreciation, depletion and amortization	18.7	7.3	1.9	2.0	3.3	10.8	7.3	14.5	6.1
Operating income (loss) before special items and provisions	12.4	6.7	(0.7)	(2.1)	(4.4)	23.1	7.5	5.6	0.1
Special items and provisions	—	—	—	—	—	—	—	—	—
Operating income (loss)	12.4	6.7	(0.7)	(2.1)	(4.4)	23.1	7.5	5.6	0.1
Assets at March 31	1,076.5	762.7	119.8	292.2	149.8	660.4	432.6	549.7	787.2
Expenditures for segment assets	6.1	6.2	—	1.0	0.2	0.6	1.0	0.2	2.5

First Quarter 2002 (as restated)
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.2	—	47.8	8.5	37.8	61.3
Intersegment	130.5	99.5	9.5	21.9	24.3	19.3	24.8	17.8	—
Depreciation, depletion and amortization	19.5	6.6	1.3	3.1	3.0	10.0	7.4	16.5	5.5
Operating income (loss) before special items and provisions	11.8	(4.3)	(4.5)	5.7	(1.7)	20.2	6.8	0.5	(0.3)
Special items and provisions	—	—	—	—	—	—	—	—	—
Operating income (loss)	11.8	(4.3)	(4.5)	5.7	(1.7)	20.2	6.8	0.5	(0.3)
Assets at March 31	1,141.3	761.3	124.9	413.3	141.7	670.7	457.5	557.6	797.4
Expenditures for segment assets	1.7	7.6	—	0.1	0.1	0.4	2.2	1.5	1.9

								Corporate,
	Manufactur		PDMC					Other &
	-ing and	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals

First Quarter 2003
Sales & other operating revenues:
Unaffiliated customers	473.4	5.0	—	655.0	162.1	160.9	323.0	—	978.0
Intersegment	85.3	16.3	(420.0)	30.0	—	—	—	(30.0)	—
Depreciation, depletion and amortization	4.2	1.1	—	77.2	11.0	8.9	19.9	4.5	101.6
Operating income (loss) before special items and provisions	8.5	(21.0)	—	35.7	10.9	3.4	14.3	(23.2)	26.8
Special items and provisions	—	—	—	—	3.2	—	3.2	(1.3)	1.9
Operating income (loss)	8.5	(21.0)	—	35.7	14.1	3.4	17.5	(24.5)	28.7
Assets at March 31	486.3	1,511.2	(1,617.6)	5,210.8	708.3	525.1	1,233.4	551.9	6,996.1
Expenditures for segment assets	1.6	0.5	—	19.9	3.8	2.6	6.4	1.0	27.3

First Quarter 2002 (as restated)
Sales & other operating revenues:
Unaffiliated customers	453.7	2.4	—	611.7	129.3	177.5	306.8	—	918.5
Intersegment	96.2	15.7	(422.5)	37.0	—	0.2	0.2	(37.2)	—
Depreciation, depletion and amortization	6.0	0.8	—	79.7	10.5	10.7	21.2	2.0	102.9
Operating income (loss) before special items and provisions	(1.7)	(19.0)	—	13.5	13.2	2.8	16.0	(20.6)	8.9
Special items and provisions	—	13.8	—	13.8	—	—	—	(10.0)	3.8
Operating income (loss)	(1.7)	(5.2)	—	27.3	13.2	2.8	16.0	(30.6)	12.7
Assets at March 31	507.7	1,726.1	(1,788.1)	5,511.4	674.1	601.5	1,275.6	754.2	7,541.2
Expenditures for segment assets	1.5	0.4	—	17.4	2.0	1.7	3.7	1.7	22.8

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.              General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

2.              Restatements

As discussed in Note 1, Summary of Significant Accounting Policies, and Note 22, Restatement of Consolidated Financial Statements, in the Company’s Form 10-K for the year ended December 31, 2002, we identified certain accounting matters in the fourth quarter of 2002 that required restatement of our December 31, 2001 and 2000, Consolidated Financial Statements and our financial statements for the quarterly periods ended March 31, 2001, through September 30, 2002. Additionally, our presentation of reportable segment information for PDMC for the quarter ended March 31, 2002, has been revised to reflect additional segments.

Following is a summary of selected unaudited quarterly financial data, as restated for the quarter ended March 31, 2002:

(Unaudited; $ in millions except per share data)

	First Quarter 2002

		(1)(2)
		(3)(4)
	As	(5)
	Previously	Adjust-	As
	Reported	ments	Restated

Sales and other operating revenues	$918.5	—	$918.5
Operating income	7.0	5.7	12.7
Loss before cumulative effect of accounting change	(4.8)	2.9	(1.9)
Net loss	(27.7)	2.9	(24.8)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.06)	0.03	(0.03)
Basic and diluted loss per common share	(0.35)	0.03	(0.32)

(1)	To adjust the units-of-production depreciation rate calculation for PDMC’s mining, smelting and refining operations. This change reduced our depreciation and amortization expense and increased our operating income by $2.7 million in the first quarter of 2002. Additionally, this change decreased our net loss by $2.2 million, or 3 cents per common share, in the first quarter of 2002.

(2)	To adjust the acquired reclamation obligations assumed in the Cyprus Amax Minerals Company acquisition. This change increased our cost of products sold and decreased our operating income by $0.9 million in the first quarter of 2002. Additionally, this change increased our net loss by $0.8 million, or 1 cent per common share, in the first quarter of 2002.

(3)	To adjust the estimated reclamation obligation at our Tyrone mine in 2002 to exclude mineralized material from the determination of the unit reclamation and closure accrual rate. This change increased our cost of products sold and decreased our operating income and increased our net loss by $2.1 million, or 3 cents per common share, in the first quarter of 2002.

(4)	To capitalize costs associated with material in mill and leach stockpiles and the consequent in-process material being converted to salable copper products, which were stated at lower of cost or market. This change decreased our cost of products sold and increased our operating income by $6.0 million in the first quarter of 2002. Additionally, this change decreased our net loss by $5.6 million, or 7 cents per common share, in the first quarter of 2002.

(5)	In 2001, a deferred tax asset valuation allowance of $57.9 million associated with our El Abra copper mine in Chile was established. The adjustment to the deferred tax asset caused an increase to our net loss by $2.0 million, or 3 cents per common share, in the first quarter of 2002.

3.              Stock Compensation

We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net loss and loss per common share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to compensation cost.

(Unaudited; $ in millions except per share data)

	First Quarter

	2003	2002
	––––––	––––––
		(As Restated)*
Net loss as reported	$(15.0)	(24.8)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(3.2)	(3.8)

Pro forma net loss	$(18.2)	(28.6)

Loss per common share
Basic – as reported	$(0.21)	(0.32)
Basic – pro forma	$(0.24)	(0.36)
Loss per common share Diluted – as reported	$(0.21)	(0.32)
Diluted – pro forma	$(0.24)	(0.36)

* Refer to Note 2, Restatements, for further discussion.

4.              Special Items and Provisions

Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2003:

(Unaudited; gains (losses) in millions except per share amounts)

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDI –
Termination of a foreign postretirement benefit plan	$3.2	2.4	0.03

Corporate and Other –
Environmental provisions	(1.3)	(1.3)	(0.01)

	1.9	1.1	0.02

Cumulative effect of accounting change	9.7	8.4	0.09

	$11.6	9.5	0.11

In the 2003 first quarter, a special, net pre-tax gain of $11.6 million was recognized consisting of (i) a pre-tax gain of $9.7 million ($8.4 million after-tax) for the cumulative effect of an accounting change (refer to Note 5, Accounting Standards, for further discussion); (ii) a $1.3 million charge (before and after taxes) for environmental provisions (refer to Note 6, Environmental, and Reclamation and Closure Matters); and a $3.2 million gain ($2.4 million after-tax) from the termination of a foreign postretirement benefit plan.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2002:

(Unaudited; gains (losses) in millions except per share amounts)

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC –
Environmental insurance recoveries, net	$13.8	11.2	0.14

Corporate and Other –
Environmental provisions	(12.1)	(12.1)	(0.15)
Environmental insurance recoveries, net	2.1	1.9	0.02

	(10.0)	(10.2)	(0.13)

	3.8	1.0	0.01

Miscellaneous income (expense), net:
Cost investment write-downs	(0.5)	(0.4)	—

Benefit (provision) for taxes on income:
Tax benefit for 2001 net operating loss carryback	—	38.5	0.49

Cumulative effect of accounting change	(33.0)	(22.9)	(0.29)

	$(29.7)	16.2	0.21

In the 2002 first quarter, a special, net pre-tax loss of $29.7 million was recognized consisting of (i) pre-tax charges of $33.0 million ($22.9 million after-tax) for the cumulative effect of an accounting change (refer to Note 5, Accounting Standards, for further discussion); (ii) a $12.1 million charge (before and after taxes) for environmental provisions; (iii) a $0.5 million write-off ($0.4 million after-tax) of a cost basis investment; and (iv) a $15.9 million gain ($13.1 million after-tax), net of fees and expenses, from recoveries associated with insurance settlements reached with companies on historic environmental claims. In addition, the 2002 first quarter included a tax benefit of $38.5 million for net operating loss carrybacks prior to 2002 resulting from U.S. tax legislation enacted in that period (refer to Note 9, Benefit (Provision) for Taxes on Income).

In September 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. Refer to the Company’s Form 10-K for the year ended December 31, 2002, for additional discussion.

The following schedule presents a roll-forward from December 31, 2002, of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03

PDI –
Wire and Cable
Employee severance	$1.3	(0.9)	0.4

In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives. Additionally, in the second quarter of 2000 and 1999, we announced plans to reduce operating costs and restructure operations at our PDMC division and our Wire and Cable segment. Refer to the Company’s Form 10-K for the year ended December 31, 2002, for additional discussion.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03

PDMC –
U.S. Mines
Morenci
Employee severance	$0.1	(0.1)	—

Bagdad/Sierrita
Mothballing/take-or-pay contracts	0.2	(0.2)	—

Miami/Bisbee
Mothballing/take-or-pay contracts	0.1	(0.1)	—

Chino/Cobre
Employee severance	0.1	(0.1)	—

	0.5	(0.5)	—

Manufacturing and Sales
Employee severance	0.1	(0.1)	—

	$0.6	(0.6)	—

(Unaudited; $ in millions)

	12/31/01	Payments	3/31/02

PDMC –
U.S. Mines
Morenci
Employee severance	$0.3	(0.3)	—

Bagdad/Sierrita
Employee severance	3.5	(1.3)	2.2
Mothballing/take-or-pay contracts	3.1	—	3.1

	6.6	(1.3)	5.3

Miami/Bisbee
Employee severance	1.8	(0.8)	1.0
Mothballing/take-or-pay contracts	1.0	(0.2)	0.8

	2.8	(1.0)	1.8

Chino/Cobre
Employee severance	1.2	(0.2)	1.0
Mothballing/take-or-pay contracts	0.2	(0.1)	0.1

	1.4	(0.3)	1.1

Tyrone
Employee severance	0.2	(0.2)	—

	11.3	(3.1)	8.2

Manufacturing and Sales
Employee severance	1.4	(0.3)	1.1
Mothballing/take-or-pay contracts	4.1	(2.1)	2.0

	5.5	(2.4)	3.1

Primary Molybdenum
Employee severance	0.1	(0.1)	—

Other Mining
Employee severance	0.8	(0.4)	0.4

	$17.7	(6.0)	11.7

	12/31/01	Payments	3/31/02

PDI –
Specialty Chemicals
Disposal and dismantling	0.5	—	0.5
Employee severance	0.8	(0.4)	0.4

	1.3	(0.4)	0.9

	$19.0	(6.4)	12.6

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03

PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	3/31/02

PDI –
Wire and Cable
Plant removal and dismantling	$1.9	(0.2)	1.7

PDI’s Wire and Cable segment reassessment related to a non-cash deduction associated with the devaluation of Venezuelan currency.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03

PDMC –
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	0.6

PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	—	1.6

(Unaudited; $ in millions)

	12/31/01	Payments	3/31/02

PDMC –
Other Mining
Employee severance	$0.2	(0.1)	0.1
Mothballing/take-or-pay contracts	1.4	(0.3)	1.1

	1.6	(0.4)	1.2

PDI –
Specialty Chemicals
Disposal and dismantling	0.3	—	0.3
Environmental	0.6	—	0.6

	0.9	—	0.9

Wire and Cable
Take-or-pay contracts	1.1	—	1.1
Plant removal and dismantling	0.2	—	0.2

	1.3	—	1.3

	2.2	—	2.2

	$3.8	(0.4)	3.4

5.	Accounting Standards

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset’s carrying value and will subsequently be allocated to expense over the asset’s useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a pre-tax cumulative effect of a change in accounting principle of $9.7 million credit to income ($8.4 million after-tax). In the first quarter 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $3 million, or 4 cents per common share.

The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

(Unaudited; $ in millions)
		SFAS	January 1,
	December 31,	No. 143	2003
	2002	Adoption	After
	As Reported	Impact	Adoption

Mining properties	$1,361.4	67.4 *	1,428.8
Mining properties accumulated depreciation	(122.4)	(55.2)	(177.6)

Net mining properties assets	$1,239.0	12.2	1,251.2

Asset retirement obligation liability	$138.6	10.4 **	149.0

*	Amount includes $91.5 million of additions related to recording an asset retirement cost, offset by $24.1 million to reclassify amounts recognized as ore reserves in purchase accounting.

**	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

(Unaudited; $ in millions except per share data)

	First Quarter

	2003	2002

Loss before cumulative effect of accounting change as reported	$(23.4)	(1.9)
Reduced cost of products sold, net of tax benefit (accretion expense)	—	5.3
Additional depreciation expense, net of tax provision	—	(0.6)

Pro forma income (loss) before cumulative effect of accounting change	$(23.4)	2.8

Income (loss) per common share before cumulative effect of accounting change:
Basic and diluted – as reported	$(0.30)	(0.03)
Basic and diluted – pro forma	$(0.30)	0.03
Net loss as reported	$(15.0)	(24.8)
Pro forma net loss	$(23.4)	(20.1)

Loss per common share:
Basic and diluted – as reported	$(0.21)	(0.32)
Basic and diluted – pro forma	$(0.30)	(0.26)

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

(Unaudited; $ in millions)

Pro forma asset retirement obligation liability – January 1, 2002	$138.1
Pro forma asset retirement obligation liability – December 31, 2002	$149.0

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Upon completion of the transitional impairment tests, the fair value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 in the first quarter of 2002 was $33.0 million, pre-tax

($22.9 million after-tax), and was recognized as a cumulative effect of a change in accounting principle.

Subsequently, the Company completed its annual goodwill impairment test as of December 31, 2002, with no additional impairments. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill for the year ended December 31, 2002, and quarter ended March 31, 2003, were as follows:

(Unaudited; $ in millions)
	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2001	$88.5	54.6	143.1
Goodwill acquired during period	—	—	—
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency exchange adjustments	(19.4)	—	(19.4)
	––––	––––	––––
Balance as of December 31, 2002	69.1	21.6	90.7
Goodwill acquired during period	—	—	—
Impairment losses	—	—	—
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency exchange adjustments	1.8	—	1.8
	––––	––––	––––
Balance as of March 31, 2003	$70.9	21.6	92.5

In August 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement was adopted by the Company on January 1, 2003. As a result of this Statement being adopted, we will reclassify the third quarter 2002 extraordinary item for debt extinguishment to recurring operations in our Form 10-Q filing for the quarter ended September 30, 2003.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its re-

quirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no such guarantees issued or modified in the first quarter of 2003.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002, and has provided the interim information in Note 3, Stock Compensation.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company’s financial reporting and disclosures.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. We are currently analyzing the impact of adoption of SFAS No. 149 on our financial reporting and disclosures.

6.	Environmental, and Reclamation and Closure Matters

As of December 31, 2002, we had a reserve balance of $305.9 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facili-

ties. During the first three months of 2003, we had a $5.2 million net decrease in the reserve estimate ($1.3 million of additions and $6.5 million of reclassification to asset retirement obligation liability) and $3.8 million of spending against the reserve. As of March 31, 2003, the reserve balance was $296.9 million.

The sites for which Phelps Dodge has received a notice of potential liability or an information request that currently are considered to be significant are the Pinal Creek site near Miami, Arizona; the Laurel Hill site at Maspeth, New York; the former American Zinc and Chemical site in Langeloth, Pennsylvania; and the Cyprus Tohono site near Casa Grande, Arizona. At March 31, 2003, the cost range for reasonably possible outcomes for all reservable remediation sites was estimated to be from $268 million to $522 million of which approximately $297 million has been reserved.

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of March 31, 2003, the cost range for reasonably possible outcomes for all such sites was estimated to be from $4 million to $37 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

On January 1, 2003, we adopted SFAS No. 143 (refer to Note 5, Accounting Standards, for further discussion). The following table summarizes our asset retirement obligation liability as of March 31, 2003:

(Unaudited; $ in millions)

Balance, December 31, 2002	$138.6
Liability recorded upon adoption of SFAS No. 143	10.4
Accretion expense	3.4
Payments	(0.4)

Balance, March 31, 2003	$152.0

We have estimated the total cost of asset retirement obligations at approximately $983 million (unescalated, undiscounted and on a third-party cost basis), leaving approximately $831 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. Asset retirement obligation activities and expenditures generally are made over a number of years or potentially greater periods commencing near the end of the mine life.

7.	Contingencies

Significant New Mexico Closure and Reclamation Programs

Mining and smelting operations with leaching, tailing ponds, surface impoundments and other discharging facilities in New Mexico are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) Regulations. The Chino, Cobre and Tyrone mines and the Hidalgo smelter each have obtained multiple discharge permits for their operations, which specify operational, monitoring and notification requirements. These permits are issued for five-year terms and require renewal following the end of each permit term. The WQCC Regulations authorize the New Mexico Environment Department (NMED), which administers the discharge permit program, to require the submission of closure plans showing how applicable discharge permit requirements will be met following closure. Under certain circumstances, NMED also may require submis-

sion and approval of abatement plans to address the exceedance of applicable water quality standards.

Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also has appealed. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

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

As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the

Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval for Chino is now due by September 24, 2003, and the closeout plan approval date for Tyrone is April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

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

The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $394 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period, including the cost of technical studies required under the permit. The Company’s two-thirds share of NMED’s $394 million estimate is approximately $263 million and our joint venture partner’s cost share is approximately $131 million. We estimate total costs for Chino Mines Company to achieve the closure standards required by NMED to be approximately $264 million (100 percent basis); that estimate is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $176 million and our joint venture partner’s cost share is approximately $88 million. At March 31, 2003, and December 31, 2002, we had accrued approximately $17 million and $8 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

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

Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At March 31, 2003, and December 31, 2002, we had accrued closure costs of approximately $38 million and $27 million, respectively, at Tyrone and approximately $6 million and $2 million, respectively, at Cobre.

Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by NMED, the financial assurance amount for Chino could be approximately $191 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance in the form of surety bonds, respectively, to NMED under the terms of several discharge permits. The closure and financial assurance requirements of these permits have been superseded by the recently issued NMED closure permits. Consequently, the Company has advised NMED that this financial assurance should be terminated and replaced by new financial assurance under the terms of the new closure permits. Chino has submitted a financial assurance proposal in accordance with the schedule under its NMED closure permit proposing financial assurance primarily in the form of a corporate performance guarantee from the Company. The Company continues to work with the state to finalize appropriate terms and conditions for financial assurance. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

Other

At our Morenci mine in Arizona, we have a venture agreement dated February 7, 1986, with our business partner, Sumitomo, that includes a put/call option guarantee clause. We hold an 85 percent undivided interest in the Morenci complex. Under certain limited circumstances associated with a change in control or continuing breach of agreement, our partner has the right to sell its 15 percent share to the Company.

Likewise, under certain limited circumstances associated with change in control or continuing breach of agreement, the Company has the right to acquire our business partner’s 15 percent share of the venture.

The exercise price is calculated as specified in the agreement. As of December 31, 2002, and March 31, 2003, the exercise price was approximately $112 million, which is substantially less than the estimated fair value of that 15 percent interest.

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed in a similar manner except that the denominator is increased to include the incremental number of common shares that would have been outstanding assuming the conversion of mandatory convertible preferred shares, the exercise of stock options where the exercise prices were less than the average market price of the Company’s common shares during the period, and the number of unvested restricted shares, but all of the foregoing only to the extent that the related impacts are not anti-dilutive. Additionally, dividends on mandatory convertible preferred shares that were deducted in arriving at net income (loss) available to common shares are added back to the numerator as a result of the assumed conversion of such preferred shares.

As a result of the net loss experienced during the three-month period ended March 31, 2003, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (5.0 million), and unvested restricted stock (0.2 million) and stock options (0.1 million) issued to employees were excluded from the calculation as the related impacts were anti-dilutive.

As a result of the net loss experienced during the three-month period ended March 31, 2002, the number of incremental common shares relating to unvested restricted stock (0.2 million) and stock options (0.1 million) issued to employees were excluded from the calculation as the related impacts were anti-dilutive.

Finally, common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. Incremental shares relating to these options totaled 8.6 million shares at an average exercise price of $55.48 for the first quarter of 2003 and 7.5 million shares at an average exercise price of $61.64 for the first quarter of 2002.

(Unaudited; $ in millions except per share data)
	First Quarter

	2003	2002

		(As Restated)*
Basic Earnings (Loss) Per Share Computation
Numerator:
Net loss	$(15.0)	(24.8)
Preferred stock dividends	(3.4)	—

Net loss applicable to common shares	(18.4)	(24.8)
Denominator:
Weighted average common shares outstanding	88.6	78.5

Basic loss per common share	$(0.21)	(0.32)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net loss	$(15.0)	(24.8)
Denominator:
Weighted average common shares outstanding**	88.6	78.5

Diluted loss per common share	$(0.21)	(0.32)

*	Refer to Note 2, Restatements, for further discussion.

**	Excludes mandatory convertible preferred shares and unvested restricted stock due to the anti-dilutive impact.

9.	Benefit (Provision) for Taxes on Income

The Company’s income tax provision for the 2003 first quarter principally resulted from taxes on earnings at international operations ($14.9 million) that cannot be offset by losses at domestic operations.

The Company’s income tax benefit for the 2002 first quarter primarily comprised the following: (i) a $38.5 million tax benefit associated with the carryback of 2001 net operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002; (ii) a $12.9 million benefit recognized for first quarter 2002 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; and (iii) a $14.4 million expense for taxes on earnings at international operations.

10.	Accounting for Derivative Instruments and Hedging Activities

The Company does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments at period end. Refer to Management’s Discussion and Analysis and Note 20, Derivative Financial Instruments Held for Purposes Other Than Trading and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002, for a discussion on our derivative instruments.

During the quarters ended March 31, 2003 and 2002, we reclassified approximately $2.4 million and $3.6 million, respectively, of other comprehensive losses to the statement of consolidated operations, principally as a result of our floating-to-fixed interest rate swaps.

11.	Shareholders’ Equity

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at March 31, 2003.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2003, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for each of the three-month periods ended March 31, 2003 and 2002. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated interim financial information, the Company restated its consolidated interim financial information for the quarter ended March 31, 2002.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for the year then ended (not presented herein), and in our report dated April 3, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
April 25, 2003

Item 2. Management’s Discussion and Analysis

     The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Refer to Management’s Discussion and Analysis in the Company’s report on Form 10-K for the year ended December 31, 2002, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Additionally, refer to Note 5, Accounting Standards, to our unaudited March 31, 2003, Consolidated Financial Information for a discussion on the adoption of Statement of Financial Accounting (SFAS) No. 143.

     Restatements

     As discussed in Note 2, Restatements, in this Form 10-Q for the quarter ended March 31, 2003, certain accounting matters were identified in the fourth quarter of 2002 that required restatement of our December 31, 2001 and 2000, Consolidated Financial Statements and our financial statements for the quarterly periods ended March 31, 2001, through September 30, 2002. The adjustments for the first quarter of 2002 increased operating income by $5.7 million and decreased net loss by $2.9 million, or 3 cents per common share.

     Additionally, our presentation of reportable segment information for PDMC for the quarter ended March 31, 2002, has been revised to reflect additional segments.

RESULTS OF OPERATIONS

     Consolidated Financial Results

(Unaudited; $ in millions except per share amounts)
	First Quarter

	2003	2002

		(As Restated)
Sales and other operating revenues	$978.0	918.5
Operating income	$28.7	12.7
Loss before cumulative effect of accounting change	$(23.4)	(1.9)
Cumulative effect of accounting change	8.4	(22.9)

Net loss	$(15.0)	(24.8)

Loss before cumulative effect of accounting change per common share, basic and diluted	$(0.30)	(0.03)
Cumulative effect of accounting change	0.09	(0.29)

Net loss per common share, basic and diluted	$(0.21)	(0.32)

     The Company had a consolidated loss in the 2003 first quarter of $15.0 million, or 21 cents per common share, including a special, net gain of $9.5 million, or 11 cents per common share, after taxes. In the 2002 first quarter, the consolidated loss was $24.8 million, or 32 cents per common share, including a special, net gain of $16.2 million, or 21 cents per common share, after taxes.

     The $9.8 million decrease in consolidated loss in the 2003 first quarter compared with the corresponding 2002 period primarily was due to a higher cumulative income effect of accounting change ($31.3 million), higher copper prices (approximately $26 million), and lower interest expense ($16.8 million); partially offset by a slightly higher implied unit cost of copper production as defined on page 25 (approximately $4 million) and a higher tax provision ($52.4 million) resulting primarily from the absence of the effect of 2002 tax legislation.

     Special Items

     Throughout Management’s Discussion and Analysis there is disclosure and discussion of what management believes to be special items. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. Any supplemental information references to earnings, losses or results excluding special items or before special items, our non-GAAP measure of items, may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

(Unaudited; $ in millions)
	First Quarter

	2003	2002

		(As Restated)

Special items, net of taxes	$9.5	16.2
Losses excluding special items (after taxes)	$(24.5)	(41.0)

Note: Supplemental Data

     The following schedules summarize the special items and provisions for the quarters ended March 31, 2003 and 2002:

(Unaudited; gains (losses) in millions except per share amounts)
	2003 First Quarter			2002 First Quarter

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$—	—	—	13.8	11.2	0.14

PDI (see Business Segment disclosure)	3.2	2.4	0.03	—	—	—

Corporate and Other –
Environmental provisions	(1.3)	(1.3)	(0.01)	(12.1)	(12.1)	(0.15)
Environmental insurance recoveries, net	—	—	—	2.1	1.9	0.02

	(1.3)	(1.3)	(0.01)	(10.0)	(10.2)	(0.13)

	1.9	1.1	0.02	3.8	1.0	0.01

Miscellaneous income (expense), net:
Cost investment write-downs	—	—	—	(0.5)	(0.4)	—
Benefit (provision) for taxes on income:
Tax benefit for 2001 net operating loss carryback (see Note 9)	—	—	—	—	38.5	0.49

Cumulative effect of accounting change (see Note 5)	9.7	8.4	0.09	(33.0)	(22.9)	(0.29)

Total	$11.6	9.5	0.11	(29.7)	16.2	0.21

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

     In order to achieve the full $400 million target, PDMC chartered business improvement teams to drive performance improvement projects and best practices. The elimination of variance and waste are key factors in this process, coupled with the rapid transfer of best practices to all business units. On a quarterly basis, we document improvement successes, failures and potential projects yet to be implemented. New project ideas are generated at internal conferences where statistical analysis tools are utilized on current performance data to identify improvement opportunities. Improvement projects are prioritized and implemented accordingly. Key elements of the plan going forward include six-sigma quality programs, technology innovations, global procurement strategies and improved operating practices.

     During the 2003 first quarter, we achieved $79 million (an annual run rate of approximately $315 million) in improvements, bringing total improvements since the program was announced to $345 million.

     We believe we will meet our $400 million annual run rate by year-end 2003. We have experienced a leveling off of the rate of improvement due to the increased challenge that comes with multi-year improvement projects as we begin to tackle more difficult initiatives; unforeseen costs including higher energy, pension and medical costs, and higher administrative costs and professional fees; and our Company’s decision to emphasize growth-oriented projects. Hence, achieving this objective may require additional time.

     The following is a reconciliation of improvement dollars:

(Unaudited; $ in millions)
First Quarter 2003

U.S. Mining Operations*	$56
South American Mines**	11
Primary Molybdenum	3

Total PDMC	70

Specialty Chemicals	4
Wire and Cable	5

Total PDI	9

Total Quest for Zero	$79

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     Business Divisions

     Results for 2003 and 2002 can be meaningfully compared by separate reference to our reporting divisions, PDMC and PDI. PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDMC comprises 11 reportable segments. PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.

RESULTS OF PHELPS DODGE MINING COMPANY

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reportable segments.

     Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable segments in South America (Candelaria, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, some of these produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium as by-products.

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

(Unaudited; $ in millions except per pound amounts)
	First Quarter

	2003	2002

		(As Restated)
Sales and other operating revenues to unaffiliated customers	$655.0	611.7
Operating income	$35.7	27.3
Copper production (thousand short tons):
Total production	317.2	321.9
Less minority participants’ shares (A)	56.8	64.7

Net Phelps Dodge share	260.4	257.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	263.8	268.5
Purchased copper	93.7	97.4

Total copper sales	357.5	365.9

LME average spot copper price per pound — cathodes	$0.755	0.705
COMEX average spot copper price per pound — cathodes	$0.760	0.721
Implied unit cost of copper production	$0.687	0.680
Implied cash unit cost of copper production	$0.536	0.518
Molybdenum production (million pounds)	11.5	10.6
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	13.8	12.8
Purchased molybdenum	1.5	2.6

Total molybdenum sales	15.3	15.4

Metals Week:
Molybdenum oxide price per pound	$4.06	2.74

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

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

     PDMC calculates its “all-in operating margin per pound of copper sold” by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion and amortization; selling and general administrative expense; and exploration and research expense for the segment’s operations) that is compared to the market price of copper to render an implied cost of copper production. Following is the calculation of implied unit cost of copper production for the quarters ended March 31, 2003 and 2002:

(Unaudited; $ in millions except per pound amounts)
	First Quarter

	2003	2002

		(As Restated)
PDMC implied unit cost of copper production
Operating income	$35.7	27.3
Less special operating items	—	13.8

Operating income excluding special items	$35.7	13.5

Copper sales from own mines – million pounds	527.6	537.0
Operating margin – per pound of copper sold	$0.068	0.025
LME average spot copper price per pound – cathodes	$0.755	0.705
Implied unit cost of copper production per pound	$0.687	0.680

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

     Total PDMC Division – Sales

     PDMC’s sales and other operating revenues to unaffiliated customers increased $43.3 million, or 7 percent, in the 2003 first quarter compared with the 2002 first quarter. The increase reflected higher average copper prices (approximately $31 million), and higher average molybdenum prices (approximately $15 million); partially offset by lower sales volumes (approximately $6 million) associated with lower market demand.

     Total PDMC – Operating Income (Loss)

     PDMC reported operating income of $35.7 million in the 2003 first quarter, compared with operating income of $27.3 million in the 2002 first quarter, including a special, net pre-tax gain of $13.8 million. The increase in operating income primarily reflected higher copper prices (approximately $26 million), partially offset by a higher implied unit cost of copper production (approximately $4 million) and lower pre-tax special gains ($13.8 million).

     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged 76.0 cents and 72.1 cents in the first quarters of 2003 and 2002, respectively. The London Metal Exchange (LME) spot price per pound of copper cathode, primarily upon which we base our international sales, averaged 75.5 cents and 70.5 cents in the first quarters of 2003 and 2002, respectively.

     The implied full and cash unit cost of copper production for the first quarter of 2003 increased 0.7 cent per pound and 1.8 cents per pound, respectively, compared with the corresponding 2002 period. The increases in both full and cash unit cost of copper production were attributable to a 1.8 cents per pound net increase in energy costs, a 0.7 cent per pound net increase in stockpiles and inventory changes and 0.5 cent per pound increase for net copper pricing adjustments; partially offset by 1.2 cents per pound of other items primarily due to higher molybdenum earnings. Partially offsetting the increase in full unit cost of copper production was a 1.1 cents per pound decrease in non-cash depreciation and closure costs.

Note: Supplemental Data

     The following table summarizes PDMC’s special items for the quarters ended March 31, 2003 and 2002, and the resultant earnings (losses) excluding these special items.

(Unaudited; $ in millions)
	First Quarter

	2003	2002

		(As Restated)
Special, pre-tax items:
U.S. Mining Operations*	$—	13.8
South American Mines**	—	—
Primary Molybdenum	—	—

	—	13.8

Segment operating income (loss) excluding special items:
U.S. Mining Operations*	$(0.6)	(13.7)
South American Mines**	36.2	27.5
Primary Molybdenum	0.1	(0.3)

	35.7	13.5

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special, pre-tax items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)
First Quarter 2002

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental insurance recoveries, net	$13.8	—	—

PDMC Results by Reportable Segments

     The following tables summarize, on a segment basis, the production and sales statistics and the operating income (loss) and special items and provisions for the first quarter of 2003 and 2002. Additionally, our presentation of reportable segment information for PDMC for the quarter ended March 31, 2002, has been revised to reflect additional segments.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	U.S. Mines

	Morenci	Bagdad/Sierrita	Miami/Bisbee	Chino/Cobre	Tyrone	Subtotal

First Quarter 2003
Copper production (thousand short tons):
Total production	103.5	42.7	5.4	8.4	17.1	177.1
Less minority participants’ shares	15.5	—	—	2.8	—	18.3

Net Phelps Dodge share	88.0	42.7	5.4	5.6	17.1	158.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	88.0	44.1	5.8	5.6	17.1	160.6
Purchased copper	—	—	—	—	—	—

Total copper sales	88.0	44.1	5.8	5.6	17.1	160.6

($ in millions)
Operating income (loss)	$12.4	6.7	(0.7)	(2.1)	(4.4)	11.9
Special items and provisions	$—	—	—	—	—	—

First Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	101.5	38.1	2.0	18.3	16.1	176.0
Less minority participants’ shares	15.2	—	—	6.1	—	21.3

Net Phelps Dodge share	86.3	38.1	2.0	12.2	16.1	154.7

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	86.3	52.7	6.3	12.2	16.1	173.6
Purchased copper	—	—	—	—	—	—

Total copper sales	86.3	52.7	6.3	12.2	16.1	173.6

($ in millions)
Operating income (loss)	$11.8	(4.3)	(4.5)	5.7	(1.7)	7.0
Special items and provisions	$—	—	—	—	—	—

Refer to segment discussion on pages 31 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 31 and 32 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines

	Candelaria	Cerro Verde	El Abra	Subtotal

First Quarter 2003
Copper production (thousand short tons):
Total production	60.0	24.6	53.1	137.7
Less minority participants’ shares	12.0	—	26.0	38.0

Net Phelps Dodge share	48.0	24.6	27.1	99.7

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	49.1	24.6	27.5	101.2
Purchased copper	9.7	—	5.8	15.5

Total copper sales	58.8	24.6	33.3	116.7

($ in millions)
Operating income (loss)	$23.1	7.5	5.6	36.2
Special items and provisions	$—	—	—	—

First Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	57.7	22.9	64.9	145.5
Less minority participants’ shares	11.5	—	31.8	43.3

Net Phelps Dodge share	46.2	22.9	33.1	102.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	41.4	23.1	30.1	94.6
Purchased copper	10.1	—	8.5	18.6

Total copper sales	51.5	23.1	38.6	113.2

($ in millions)
Operating income (loss)	$20.2	6.8	0.5	27.5
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 31 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 31 and 32 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

First Quarter 2003
Copper production (thousand short tons):
Total production	—	2.4	—	317.2
Less minority participants’ shares	—	0.5	—	56.8

Net Phelps Dodge share	—	1.9	—	260.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	2.0	—	263.8
Purchased copper	—	78.2	—	93.7

Total copper sales	—	80.2	—	357.5

Molybdenum production (thousand pounds):
Primary — Henderson	4,839	—	—	4,839
By-product	6,664	—	—	6,664

Total production	11,503	—	—	11,503

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	13,782	—	—	13,782
Purchased molybdenum	1,480	—	—	1,480

Total molybdenum sales	15,262	—	—	15,262

($ in millions)
Operating income (loss)	$0.1	8.5	(21.0)	35.7
Special items and provisions	$—	—	—	—

First Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	—	0.4	—	321.9
Less minority participants’ shares	—	0.1	—	64.7

Net Phelps Dodge share	—	0.3	—	257.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	0.3	—	268.5
Purchased copper	—	78.8	—	97.4

Total copper sales	—	79.1	—	365.9

Molybdenum production (thousand pounds):
Primary — Henderson	4,336	—	—	4,336
By-product	6,290	—	—	6,290

Total production	10,626	—	—	10,626

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	12,795	—	—	12,795
Purchased molybdenum	2,621	—	—	2,621

Total molybdenum sales	15,416	—	—	15,416

($ in millions)
Operating income (loss)	$(0.3)	(1.7)	(5.2)	27.3
Special items and provisions	$—	—	13.8	13.8

Refer to segment discussion on pages 31 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 31 and 32 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 40 percent of their copper to the Manufacturing and Sales segment in each of the first quarters of 2003 and 2002. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

(Unaudited; $ in millions)
	First Quarter

	2003	2002

U.S. Mining Operations*
Unaffiliated customers	$478.5	456.3
Intersegment elimination	(71.7)	(61.9)

	406.8	394.4

South American Mines**
Unaffiliated customers	100.6	94.1
Intersegment	71.7	61.9

	172.3	156.0

Primary Molybdenum
Unaffiliated customers	75.9	61.3
Intersegment	—	—

	75.9	61.3

Total PDMC
Unaffiliated customers	$655.0	611.7

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     U.S. Mines, Other Mining and Manufacturing and Sales Segments – Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $22.2 million, or 5 percent, in the 2003 first quarter, compared with the 2002 first quarter. This increase was primarily due to higher average copper prices (approximately $29 million), partially offset by lower copper sales volumes (approximately $10 million).

     South American Mines Segments – Sales

     South American Mines’ sales and other operating revenues to unaffiliated customers increased $6.5 million, or 7 percent, in the 2003 first quarter, compared with the 2002 first quarter. This increase was primarily due to higher sales volumes of copper (approximately $4 million) and higher realized copper prices (approximately $2 million).

     Primary Molybdenum Segment – Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $14.6 million, or 24 percent, in the 2003 first quarter, compared with the 2002 first quarter. This increase was primarily due to higher average molybdenum prices (approximately $15 million).

Operating Income (Loss) for Copper (U.S. and South America) and Molybdenum

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital of PDMC’s segments that may not be necessarily reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

(Unaudited; $ in millions)
	First Quarter

	2003	2002

		(As Restated)
U.S. Mining Operations*	$(0.6)	0.1
South American Mines**	36.2	27.5
Primary Molybdenum	0.1	(0.3)

Total PDMC	$35.7	27.3

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

U.S. Mining Operations – Operating Income (Loss)

     U.S. Mining Operations reported an operating loss of $0.6 million in the 2003 first quarter, compared with operating income of $0.1 million in the 2002 first quarter including $13.8 million of special, net pre-tax gains. (Refer to the separate discussion of PDMC’s segments below for further detail.)

Note: Supplemental Data

     The following table summarizes U.S. Mining Operations special items for 2003 and 2002 and the resultant losses excluding these special items:

(Unaudited; $ in millions)
	First Quarter

	2003	2002

		(As Restated)
Special, pre-tax items	$—	13.8
Segment operating losses excluding special items	$(0.6)	(13.7)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Morenci Segment – Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent interest in Morenci and apply the proportional consolidation method of accounting. Operating income of $12.4 million in the 2003 first quarter increased $0.6 million compared with the 2002 first quarter, primarily due to higher average copper prices (approximately $4 million) and a property insurance recovery (approximately $1 million); partially offset by higher cost of copper production (approximately $4 million) primarily due to higher energy costs.

     Bagdad/Sierrita Segment – Operating Income (Loss)

     Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates. The 2003 first quarter operating income of $6.7 million increased $11.0 million compared with the 2002 first quarter, primarily due to lower cost of copper production (approximately $8 million) and higher average copper prices (approximately $2 million). Lower cost of copper production of $8 million was primarily due to higher molybdenum credits resulting from higher molybdenum prices (approximately $9 million).

     On April 28, 2003, the Company announced its copper concentrate-leaching demonstration plant at Bagdad, Arizona, had been com-

missioned ahead of schedule. It is now operating at design capacity.

     The Bagdad plant is the first commercial facility in the world to use pressure leaching to treat chalcopyrite concentrates. This represents a major step forward in copper-extraction technology. The new technology should make it more economical to recover copper from chalcopyrite ores, which accounts for approximately 70 percent of the world’s known copper reserves. The process involves leaching chalcopyrite concentrates in a pressure leach vessel. The resulting copper-containing solutions are blended with lower-grade stockpile leach solutions and subsequently processed by solution extraction and electrowinning. Our immediate plans are to continue in the present mode of operation until the economic viability of the process is proven. Once we have completed this demonstration, we will be ready for larger scale commercial application where appropriate.

     Miami/Bisbee Segment – Operating Loss

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. The Bisbee precipitation operation is located in southern Arizona. The 2003 first quarter operating loss of $0.7 million decreased $3.8 million compared with the 2002 first quarter, primarily due to lower cost of copper production (approximately $4 million) resulting from higher production (approximately $2 million) and lower depreciation expense (approximately $2 million).

     Chino/Cobre Segment – Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores. We own a two-thirds partnership interest in Chino and apply the proportional consolidation method of accounting. Our wholly owned Cobre mine, which is adjacent to the Chino mine, is on care-and-maintenance status. The 2003 first quarter operating loss of $2.1 million increased $7.8 million compared with the 2002 first quarter, primarily due to lower copper sales volumes (approximately $3 million) and higher cost of copper production (approximately $3 million) due to lower production from lower leach solution grades and flow rates.

     Tyrone Segment – Operating Loss

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, primarily mines copper oxide ore. It produces electrowon copper cathode. The 2003 first quarter operating loss of $4.4 million increased $2.7 million compared with the 2002 first quarter, due to higher cost of copper production (approximately $3 million) and lower copper sales volumes (approximately $1 million), partially offset by higher average copper prices (approximately $1 million). Higher cost of copper production of approximately $3 million included an unfavorable change in heap leach and work-in-process inventory (approximately $12 million); partially offset by lower costs associated with mine plan changes (approximately $5 million) and lower closure expense from the adoption of SFAS No. 143 (approximately $3 million).

     South American Mines – Operating Income

     South American Mines reported operating income in the 2003 first quarter of $36.2 million, compared with operating income of $27.5 million in the 2002 first quarter. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Candelaria Segment – Operating Income

     The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. Operating income of $23.1 million in the 2003 first quarter increased $2.9 million compared with the 2002 first quarter, primarily due to higher copper sales volumes (approximately $3 million).

     Cerro Verde Segment – Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathode. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate and show the minority interest. The 2003 first quarter operating income of $7.5 million increased $0.7 million from the 2002 first quarter, primarily due to higher average copper prices (approximately $2 million); partially offset by higher cost of copper production (approximately $1 million) primarily due to the change in heap leach and work-in-process inventory.

     El Abra Segment – Operating Income

     The El Abra open-pit mine is located in northern Chile and produces copper cathodes.

We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. The remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. The 2003 first quarter operating income of $5.6 million increased $5.1 million from the 2002 first quarter, primarily due to higher average copper prices (approximately $3 million) and lower cost of copper production (approximately $2 million) primarily comprising a favorable change in heap leach and work-in-process inventory (approximately $4 million); partially offset by higher depreciation expense (approximately $1 million).

     Primary Molybdenum – Operating Income (Loss)

     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products. Climax is currently on care-and-maintenance status. We expect to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business.

     Primary Molybdenum operations reported operating income in the 2003 first quarter of $0.1 million, compared with an operating loss of $0.3 million in the first quarter of 2002. The 2003 first quarter increase of $0.4 million primarily was due to higher average molybdenum prices (approximately $15 million) essentially offset by higher costs, including internal by-product production costs (approximately $2 million), higher costs of purchased molybdenum (approximately $11 million) and lower tolling profits (approximately $1 million).

     PDMC – Other Matters

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

     Any decision to recommence full operations at these sites will depend on several factors including then-prevailing copper prices, management’s assessment of copper market fundamentals and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of curtailed or new projects of competitors being placed into production. While there is no single copper price threshold that would necessarily trigger the recommencement of full operations at any of these sites, management does not expect to recommence operations until there has been a significant improvement in copper market fundamentals or a production integration inefficiency that could be alleviated by such recommencement.

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

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on March 31, 2003.

PDMC – New Mexico Reclamation

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

     Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also has appealed. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

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

     As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval for Chino is now due by September 24, 2003, and the closeout plan approval date for Tyrone is April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

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

     The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $394 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period, including the cost of technical studies required under the permit. The Company’s two-thirds share of NMED’s $394 million estimate is approximately $263 million and our joint venture partner’s cost share is approximately $131 million. We estimate total costs for Chino Mines Company to achieve the closure standards required by NMED to be approximately $264 million (100 percent basis); that estimate is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $176 million and our joint venture partner’s cost share is approximately $88 million. At March 31, 2003, and December 31, 2002, we had accrued approximately $17 million and $8 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

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

     Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At March 31, 2003, and December 31, 2002, we had accrued closure costs of approximately $38 million and $27 million, respectively, at Tyrone and approximately $6 million and $2 million, respectively, at Cobre.

     Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by NMED, the financial assurance amount for Chino could be approximately $191 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

     NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance in the form of surety bonds, respectively, to NMED under the terms of several discharge permits. The closure and financial assurance requirements of these permits have been superseded by the recently issued NMED closure permits. Consequently, the Company has advised NMED that this financial assurance should be terminated and replaced by new financial assurance under the terms of the new closure permits. Chino has submitted a financial assurance proposal in accordance with the schedule under its NMED closure permit proposing financial assurance primarily in the form of a corporate performance guarantee from the Company. The Company continues to work with the state to finalize appropriate terms and conditions for financial assurance. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

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

(Unaudited; $ in millions)
	First Quarter

	2003	2002

Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$162.1	129.3
Wire and Cable	160.9	177.5

	$323.0	306.8

Operating income:
Specialty Chemicals	$14.1	13.2
Wire and Cable	3.4	2.8

	$17.5	16.0

     PDI – Sales

     PDI reported sales to unaffiliated customers of $323.0 million in the 2003 first quarter, compared with sales of $306.8 million in the 2002 first quarter. The increase of $16.2 million in PDI’s sales in the first quarter compared with the corresponding 2002 period was due to higher specialty chemicals sales resulting primarily from higher sales volumes (approximately $9 million) and higher average unit selling prices worldwide (approximately $23 million) due to general market increases and higher feedstock related increases. This increase was partially offset by lower sales volumes of wire and cable as a result of reduced demand stemming from continuing global economic uncertainty (approximately $17 million).

     PDI – Operating Income

     PDI reported operating income of $17.5 million in the 2003 first quarter, including a special, net pre-tax gain of $3.2 million, compared with operating income of $16.0 million in the 2002 first quarter. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

     The following table summarizes PDI’s special items for the first quarters of 2003 and 2002 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)
	First Quarter

	2003	2002

Operating income	$17.5	16.0
Special, pre-tax items	3.2	—

Segment operating earnings excluding special items	$14.3	16.0

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Special items and provisions in operating income were as follows:

(Unaudited; $ in millions)
	First Quarter

	2003	2002

Termination of a foreign postretirement benefit plan	$3.2	—

     Specialty Chemicals – Operating Income

     Specialty Chemicals reported operating income in the 2003 first quarter of $14.1 million including a special, net pre-tax gain of $3.2 million, compared with operating income of $13.2 million in the 2002 first quarter.

     The 2003 first quarter increase in operating income of $0.9 million compared with the 2002 first quarter was primarily due to a special, pre-tax gain of $3.2 million that resulted from the termination of a foreign postretirement benefit plan. In addition, higher specialty chemicals sales volumes (approximately $7 million), predominately in the tire and mechanical rubber goods markets in North America and Europe, were more than offset by lower margins for specialty chemical operations (approximately $9 million) primarily due to the continued and significant escalation of feedstock costs.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ special items for the first quarters of 2003 and 2002 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)
	First Quarter

	2003	2002

Special, pre-tax items	$3.2	—
Segment operating earnings excluding special items	$10.9	13.2

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Wire and Cable — Operating Income

     Wire and Cable reported operating income in the 2003 first quarter of $3.4 million, compared with operating income of $2.8 million in the 2002 first quarter. Wire and Cable’s sales decreased $16.6 million as a result of reduced demand stemming from continuing global economic uncertainty, and operating costs decreased $17.4 million. There were no special items in either quarter.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Exploration and Research Expense

     Our net exploration and research expense was $9.6 million in the 2003 first quarter, compared with $8.7 million in the 2002 first quarter. The increase primarily resulted from slightly higher PDMC research expense (approximately $1 million).

     Interest Expense

     Interest expense decreased $16.8 million in the 2003 first quarter, compared with the 2002 first quarter. The decrease in the 2003 first quarter primarily was attributable to reductions related to the payoff of long-term debt (approximately $14 million) and project financing in 2002 (approximately $1 million). Lower floating interest rates also contributed to the reductions (approximately $1 million).

     Miscellaneous Income (Expense), Net

     Miscellaneous income (expense), net, decreased $1.1 million in the 2003 first quarter, compared with the 2002 first quarter. The decrease for the 2003 first quarter resulted primarily from lower interest income ($0.9 million) and higher shutdown expenses ($1.9 million); partially offset by higher dividends received ($0.9 million) and foreign currency exchange gains ($0.8 million).

     Benefit (Provision) for Taxes on Income

     The Company’s income tax provision for the 2003 first quarter principally resulted from taxes on earnings at international operations ($14.9 million) that cannot be offset by losses at domestic operations.

     The Company’s income tax benefit for the 2002 first quarter primarily comprised the following: (i) a $38.5 million tax benefit associated with the carryback of 2001 net operating losses resulting from the March enactment of the Job Creation and Worker Assistance Act of 2002; (ii) a $12.9 million benefit recognized for first quarter 2002 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; and (iii) a $14.4 million expense for taxes on earnings at international operations.

     Cumulative Effect of Accounting Change

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset’s carrying value and will subsequently be allocated to expense over the asset’s useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a pre-tax cumulative effect of a change in accounting principle of $9.7 million credit to income ($8.4 million after-tax). In the first quarter 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $3 million, or 4 cents per common share.

     The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

(Unaudited; $ in millions)
		SFAS	January 1,
	December 31,	No. 143	2003
	2002	Adoption	After
	As Reported	Impact	Adoption

Mining properties	$1,361.4	67.4 *	1,428.8
Mining properties accumulated depreciation	(122.4)	(55.2)	(177.6)

Net mining properties assets	$1,239.0	12.2	1,251.2

Asset retirement obligation liability	$138.6	10.4 **	149.0

*	Amount includes $91.5 million of additions related to recording an asset retirement cost, offset by $24.1 million to reclassify amounts recognized as ore reserves in purchase accounting.

**	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

     The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

(Unaudited; $ in millions except per share data)
	First Quarter

	2003	2002

Loss before cumulative effect of accounting change as reported	$(23.4)	(1.9)
Reduced cost of products sold, net of tax benefit (accretion expense)	—	5.3
Additional depreciation expense, net of tax provision	—	(0.6)

Pro forma income (loss) before cumulative effect of accounting change	$(23.4)	2.8

Income (loss) per common share before cumulative effect of accounting change:
Basic and diluted – as reported	$(0.30)	(0.03)
Basic and diluted – pro forma	$(0.30)	0.03
Net loss as reported	$(15.0)	(24.8)
Pro forma net loss	$(23.4)	(20.1)

Loss per common share:
Basic and diluted – as reported	$(0.21)	(0.32)
Basic and diluted – pro forma	$(0.30)	(0.26)

     The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

(Unaudited; $ in millions)

Pro forma asset retirement obligation liability – January 1, 2002	$138.1
Pro forma asset retirement obligation liability – December 31, 2002	$149.0

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Upon completion of the transitional impairment tests, the fair value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 in the first quarter of 2002 was $33.0 million, pre-tax ($22.9 million after-tax), and was recognized as a cumulative effect of a change in accounting principle.

     Subsequently, the Company completed its annual goodwill impairment test as of December 31, 2002, with no additional impairments. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, and quarter ended March 31, 2003, are as follows:

(Unaudited; $ in millions)
	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2001	$88.5	54.6	143.1
Goodwill acquired during period	—	—	—
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency exchange adjustments	(19.4)	—	(19.4)

Balance as of December 31, 2002	69.1	21.6	90.7
Goodwill acquired during period	—	—	—
Impairment losses	—	—	—
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency exchange adjustments	1.8	—	1.8

Balance as of March 31, 2003	$70.9	21.6	92.5

CHANGES IN FINANCIAL CONDITION

     Working Capital

     During the first quarter of 2003, net working capital balances (excluding cash and cash equivalents and debt) increased $80.0 million. This increase resulted primarily from:

•	a $66.9 million increase in accounts receivable primarily due to higher molybdenum sales volumes (approximately $15 million), the timing of copper receivable collections (approximately $10 million), higher Specialty Chemicals sales volumes and prices (approximately $21 million), higher Wire and Cable sales volumes (approximately $8 million) and the timing of their receivable collections (approximately $8 million); and

•	a $28.9 million decrease in accounts payable and accrued expenses primarily due to the payment for an historic Cyprus Amax lawsuit and arbitration award ($48.6 million), partially offset by higher accrued interest ($25.7 million) for debt in which semi-annual payments are made in the second and fourth quarters; partially offset by

•	a $12.0 million increase in accrued income taxes due to higher foreign taxes.

     Debt

     At March 31, 2003, our total debt was $2,105.2 million, compared with $2,110.6 million at year-end 2002. Our ratio of debt to total capitalization was 42.3 percent at March 31, 2003, and December 31, 2002.

     As of March 31, 2003, the Company had no borrowings under its $1 billion revolving credit facility that is available, provided compliance with covenant requirements, until its scheduled maturity on May 10, 2005.

     In April 2002, Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) Opinion No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As a result of this Statement being adopted by the Company on January 1, 2003, we will reclassify the third quarter 2002 extraordinary item for debt extinguishment to recurring operations in our Form 10-Q filing for the quarter ended September 30, 2003.

     Capital Expenditures and Investments

     Capital expenditures and investments during the 2003 first quarter were $19.9 million for PDMC, $6.4 million for PDI and $1.0 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2002 period were $17.4 million for PDMC, $3.7 million for PDI and $1.7 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2003 to approximate $200 million, comprising approximately $110 million for PDMC, approximately $65 million for PDI, and approximately $25 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

     Dividends

     On March 31, 2003, Phelps Dodge declared a quarterly dividend of $1.6875 per mandatory convertible preferred share, to be paid on May 15, 2003.

     Contractual Obligations

     The following tables summarize Phelps Dodge’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of March 31, 2003, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2002:

     Debt and Take-or-Pay Contracts as of March 31, 2003:

(Unaudited; $ in millions)
		Less Than
	Total	1 Year	1-3 Years

Short-term debt	$41.2	41.2	—
Long-term debt	2,064.0	128.6	548.0
Take-or-pay contracts	582.3	145.4	203.4

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	327.2	1,060.2
Take-or-pay contracts	125.6	107.9

     Our take-or-pay contracts primarily include contracts for electricity ($294.1 million), contracts for petroleum-based feedstock for conversion into carbon black ($166.4 million), and transportation and port fee commitments ($50.9 million). Approximately 81 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Transportation obligations total $36.7 million for exporting cathode produced at El Abra and copper in concentrate at Candelaria and for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of $14.2 million.

     Guarantees

     In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no such guarantees issued in the first quarter of 2003.

     Other Items that May Affect Liquidity

     New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering reclamation cost. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund reclamation costs identified in an approved reclamation plan. An investment grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge presently has a credit rating one level above non-investment grade; however, it remains on “Negative Outlook.” If a downgrade occurs, the Company currently also meets another financial strength test that is not ratings dependent.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in the Company’s market risk during the quarter ended March 31, 2003. For additional information on market risk, refer to pages 51 and 93 through 97 of our report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner. Management has reviewed this system of disclosure controls and procedures within 90 days of the date hereof, and has concluded that the current system of controls and procedures is effective.

     The Company maintains a system of internal controls and procedures for financial reporting. Since the date of management’s most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.

Part II. Other Information

Item 1. Legal Proceedings

     I.     Reference is made to paragraph XIX of Part II, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2002.

     The Company and Columbian Chemicals Company have also been served in the case entitled Synaflex Rubber Products Company v. Cabot Corporation et al, which was filed in USDC in New Jersey. We are also aware of four additional cases, two of which have been filed in federal court in New Jersey and two in Massachusetts, which we have not been served. The defendants in these proceedings (including the Company) have filed a Motion with the Panel for Multi-district Litigation to consolidate all of these cases in a single court.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	No reports on Form 8-K were filed by us during the quarter ended March 31, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION (Corporation or Registrant)

Date: May 13, 2003	By:	/s/ Stanton K. Rideout Stanton K. Rideout Vice President and Controller (Principal Accounting Officer)

Certifications

I, J. Steven Whisler, Chairman, President and Chief Executive Officer, certify that:

l.	I have reviewed this quarterly report on Form 10-Q of Phelps Dodge Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 13, 2003

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

May 13, 2003

/s/ Ramiro G. Peru
Ramiro G. Peru
Senior Vice President and Chief Financial Officer

Index to Exhibits

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

99.1	Certification of J. Steven Whisler, Chairman, President and Chief Executive Officer of the Company, pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Ramiro G. Peru, Chairman, President and Chief Executive Officer of the Company, pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002.