Form 10-Q
period 2003-06-30
PHELPS DODGE CORP
filed 2003-07-28
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission file number 1-82

PHELPS DODGE CORPORATION

(a New York corporation)

13-1808503

(I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ 85004

Registrant’s telephone number: (602) 366-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

Number of Common Shares outstanding at July 24, 2003: 89,040,960 shares.

-i-

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

			Six Months Ended
	Second Quarter		June 30,

	2003	2002	2003	2002

		(As Restated)*		(As Restated)*
Sales and other operating revenues	$962.2	966.8	1,940.2	1,885.3

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	787.0	804.6	1,594.3	1,570.4
Depreciation, depletion and amortization	107.2	103.1	208.8	206.0
Selling and general administrative expense	35.8	29.8	68.5	62.0
Exploration and research expense	12.9	9.2	22.5	17.9
Special items and provisions, net (see Note 5)	2.1	30.3	0.2	26.5

	945.0	977.0	1,894.3	1,882.8

Operating income (loss)	17.2	(10.2)	45.9	2.5
Interest expense	(37.0)	(49.2)	(73.0)	(102.0)
Capitalized interest	0.1	—	0.2	—
Miscellaneous income (expense), net	12.3	(0.3)	13.2	1.7

Loss before taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of accounting change	(7.4)	(59.7)	(13.7)	(97.8)
Benefit (provision) for taxes on income (see Note 10)	(6.5)	27.5	(21.9)	64.5
Minority interests in consolidated subsidiaries	(1.9)	(2.7)	(4.0)	(4.0)
Equity in net earnings of affiliated companies	0.6	0.6	1.0	1.1

Loss before cumulative effect of accounting change	(15.2)	(34.3)	(38.6)	(36.2)
Cumulative effect of accounting change, net of tax of $(1.3) in 2003 and $10.1 in 2002	—	—	8.4	(22.9)

Net loss	$(15.2)	(34.3)	(30.2)	(59.1)
Preferred stock dividends	(3.4)	(2.4)	(6.8)	(2.4)

Loss applicable to common shares	$(18.6)	(36.7)	(37.0)	(61.5)

Average number of common shares outstanding — basic	88.6	80.6	88.6	79.6
Basic loss per common share before cumulative effect of accounting change	$(0.21)	(0.46)	(0.51)	(0.48)
Cumulative effect of accounting change	—	—	0.09	(0.29)

Basic loss per common share	$(0.21)	(0.46)	(0.42)	(0.77)

Average number of common shares outstanding — diluted**	88.6	80.6	88.6	79.6
Diluted loss per common share before cumulative effect of accounting change	$(0.21)	(0.46)	(0.51)	(0.48)
Cumulative effect of accounting change	—	—	0.09	(0.29)

Diluted loss per common share**	$(0.21)	(0.46)	(0.42)	(0.77)

*	Refer to Note 2 to Consolidated Financial Information.

**	Diluted loss per share would have been anti-dilutive if based on fully diluted shares adjusted to reflect the assumed conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Information

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$298.2	349.8
Accounts receivable, less allowance for doubtful accounts (2003 - $15.4; 2002 - $14.1)	492.1	391.1
Mill and leach stockpiles	32.6	48.9
Inventories	385.4	398.5
Supplies	142.2	142.8
Prepaid expenses and other current assets	22.9	26.5
Deferred income taxes	72.2	70.6

Current assets	1,445.6	1,428.2
Investments and long-term receivables	134.1	132.3
Property, plant and equipment, net (see Note 3)	4,740.9	4,813.7
Long-term mill and leach stockpiles	77.3	64.3
Deferred income taxes	8.5	11.0
Goodwill	99.6	90.7
Intangible assets (see Note 3)	334.6	345.9
Other assets and deferred charges	117.3	142.9

	$6,957.9	7,029.0

Liabilities
Current liabilities:
Short-term debt	$61.5	35.2
Current portion of long-term debt	134.7	127.0
Accounts payable and accrued expenses	562.9	609.1
Dividends payable	3.4	3.4
Accrued income taxes	22.0	9.4

Current liabilities	784.5	784.1
Long-term debt	1,864.9	1,948.4
Deferred income taxes	434.7	430.8
Other liabilities and deferred credits	983.0	986.8

	4,067.1	4,150.1

Minority interests in consolidated subsidiaries	71.8	65.3

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 89.0 outstanding in 2003 and 88.9 outstanding in 2002	556.2	555.6
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2003 and 2002	2.0	2.0
Capital in excess of par value	1,554.6	1,552.1
Retained earnings	1,136.3	1,173.3
Accumulated other comprehensive loss	(418.3)	(458.5)
Other	(11.8)	(10.9)

	2,819.0	2,813.6

	$6,957.9	7,029.0

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)*
Operating activities
Net loss	$(30.2)	(59.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	208.8	206.0
Deferred income taxes	3.5	(3.1)
Equity earnings (losses), net of dividends received	(0.3)	1.2
Special items and provisions	(6.2)	27.7
Cumulative effect of accounting change	(9.7)	33.0
Changes in current assets and liabilities:
Accounts receivable	(86.8)	(24.2)
Proceeds from sale of accounts receivable	(5.3)	4.7
Mill and leach stockpiles	16.3	11.5
Inventories	18.8	37.4
Supplies	1.6	(0.3)
Prepaid expenses	(2.7)	(9.9)
Interest payable	0.5	(7.5)
Other accounts payable	(9.2)	(29.7)
Accrued income taxes	13.9	1.5
Other accrued expenses	(47.9)	(15.6)
Other adjustments, net	(28.1)	6.1

Net cash provided by operating activities	37.0	179.7

Investing activities
Capital outlays	(76.7)	(48.9)
Capitalized interest	(0.2)	—
Investment in subsidiaries, net of cash received	(0.6)	(1.9)
Proceeds from asset dispositions	13.1	24.6
Other investing, net	3.4	(28.7)

Net cash used in investing activities	(61.0)	(54.9)

Financing activities
Proceeds from issuance of debt	23.2	16.8
Payment of debt	(78.3)	(246.7)
Preferred dividends	(6.8)	—
Issuance of shares	—	592.2
Other financing, net	34.3	(3.7)

Net cash provided by (used in) financing activities	(27.6)	358.6

(Decrease) increase in cash and cash equivalents	(51.6)	483.4
Cash and cash equivalents at beginning of period	349.8	386.9

Cash and cash equivalents at end of period	$298.2	870.3

*	Refer to Note 2 to Consolidated Financial Information.

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2002	88.9	$555.6	2.0	$2.0	$1,552.1	$1,173.3	$(458.5)	$(10.9)	$2,813.6
Stock options exercised					0.1				0.1
Restricted shares issued/cancelled, net	0.1	0.6			2.4			(0.9)	2.1
Dividends on preferred shares						(6.8)			(6.8)
Comprehensive income (loss):
Net loss						(30.2)			(30.2)
Other comprehensive income (loss), net of tax:
Translation adjustment							35.7		35.7
Net gain on derivative instruments							4.1		4.1
Other investment adjustments							(0.2)		(0.2)
Unrealized gains on securities							0.6		0.6

Other comprehensive income							40.2		40.2

Comprehensive loss									10.0

Balance at June 30, 2003	89.0	$556.2	2.0	$2.0	$1,554.6	$1,136.3	$(418.3)	$(11.8)	$2,819.0

See Notes to Consolidated Financial Information

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

	U.S. Mines					South American Mines

		Bagdad/	Miami/	Chino/			Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Candelaria	Verde	El Abra	Molybdenum

Second Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.1	—	60.0	9.0	30.0	93.4
Intersegment	138.1	119.4	9.2	8.4	21.9	7.1	28.4	20.8	—
Depreciation, depletion and amortization	20.3	7.8	1.5	2.0	3.5	9.7	7.3	17.1	6.8
Operating income (loss) before special items and provisions	4.9	18.3	(2.6)	(2.8)	(4.5)	13.6	8.6	5.2	0.4
Special items and provisions	—	—	(0.5)	—	—	—	—	—	—
Operating income (loss)	4.9	18.3	(3.1)	(2.8)	(4.5)	13.6	8.6	5.2	0.4
Assets at June 30	1,051.2	749.0	122.0	297.1	164.3	643.6	433.4	539.9	784.3
Expenditures for segment assets	3.8	4.6	0.1	0.6	—	1.0	0.9	0.5	2.7
Second Quarter 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.3	—	37.6	10.7	47.7	63.0
Intersegment	138.0	72.9	2.4	12.1	25.8	40.4	23.6	30.5	—
Depreciation, depletion and amortization	19.9	6.6	1.3	2.7	3.1	9.4	7.6	16.2	6.2
Operating income (loss) before special items and provisions	12.9	4.5	(3.8)	1.3	0.6	13.2	6.8	0.2	0.5
Special items and provisions	—	—	—	—	—	—	—	—	—
Operating income (loss)	12.9	4.5	(3.8)	1.3	0.6	13.2	6.8	0.2	0.5
Assets at June 30	1,121.0	767.5	129.0	407.4	145.9	646.9	441.0	542.8	792.5
Expenditures for segment assets	0.6	8.8	0.1	0.8	2.5	0.6	1.2	1.1	2.6

								Corporate,
	Manufacturing		PDMC					Other &
	and	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals

Second Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	443.4	5.7	—	641.6	166.1	154.5	320.6	—	962.2
Intersegment	70.1	17.7	(410.2)	30.9	—	0.1	0.1	(31.0)	—
Depreciation, depletion and amortization	4.0	2.0	—	82.0	11.7	8.9	20.6	4.6	107.2
Operating income (loss) before special items and provisions	6.5	(21.3)	—	26.3	15.0	3.5	18.5	(25.5)	19.3
Special items and provisions	—	—	—	(0.5)	—	—	—	(1.6)	(2.1)
Operating income (loss)	6.5	(21.3)	—	25.8	15.0	3.5	18.5	(27.1)	17.2
Assets at June 30	486.2	1,490.6	(1,593.4)	5,168.2	737.0	518.2	1,255.2	534.5	6,957.9
Expenditures for segment assets	1.9	1.0	—	17.1	5.9	4.1	10.0	22.9	50.0
Second Quarter 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	478.8	6.4	—	644.5	140.5	181.8	322.3	—	966.8
Intersegment	109.3	13.0	(430.7)	37.3	—	—	—	(37.3)	—
Depreciation, depletion and amortization	6.0	0.6	—	79.6	10.7	10.7	21.4	2.1	103.1
Operating income (loss) before special items and provisions	(1.0)	(17.9)	—	17.3	17.0	3.3	20.3	(17.5)	20.1
Special items and provisions	—	20.9	—	20.9	—	—	—	(51.2)	(30.3)
Operating income (loss)	(1.0)	3.0	—	38.2	17.0	3.3	20.3	(68.7)	(10.2)
Assets at June 30	528.5	1,724.5	(1,831.5)	5,415.5	687.8	572.3	1,260.1	1,216.8	7,892.4
Expenditures for segment assets	1.5	0.9	—	20.7	3.2	2.6	5.8	1.5	28.0

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

	U.S. Mines					South American Mines

		Bagdad/	Miami/	Chino/			Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Candelaria	Verde	El Abra	Molybdenum

Six Months Ended 2003
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.2	—	119.2	18.9	61.5	169.3
Intersegment	274.3	214.8	18.2	17.8	48.6	30.6	55.6	41.8	—
Depreciation, depletion and amortization	39.0	15.1	3.4	4.0	6.8	20.5	14.6	31.6	12.9
Operating income (loss) before special items and provisions	17.3	25.0	(3.3)	(4.9)	(8.9)	36.7	16.1	10.8	0.5
Special items and provisions	—	—	(0.5)	—	—	—	—	—	—
Operating income (loss)	17.3	25.0	(3.8)	(4.9)	(8.9)	36.7	16.1	10.8	0.5
Assets at June 30	1,051.2	749.0	122.0	297.1	164.3	643.6	433.4	539.9	784.3
Expenditures for segment assets	9.9	10.8	0.1	1.6	0.2	1.6	1.9	0.7	5.2
Six Months Ended 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.5	—	85.4	19.2	85.5	124.3
Intersegment	268.5	172.4	11.9	34.0	50.1	59.7	48.4	48.3	—
Depreciation, depletion and amortization	39.4	13.2	2.6	5.8	6.1	19.4	15.0	32.7	11.7
Operating income (loss) before special items and provisions	24.7	0.2	(8.3)	7.0	(1.1)	33.4	13.6	0.7	0.2
Special items and provisions	—	—	—	—	—	—	—	—	—
Operating income (loss)	24.7	0.2	(8.3)	7.0	(1.1)	33.4	13.6	0.7	0.2
Assets at June 30	1,121.0	767.5	129.0	407.4	145.9	646.9	441.0	542.8	792.5
Expenditures for segment assets	2.3	16.4	0.1	0.9	2.6	1.0	3.4	2.6	4.5

								Corporate,
	Manufactur-		PDMC					Other &
	ing and	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals

Six Months Ended 2003
Sales and other operating revenues:
Unaffiliated customers	916.8	10.7	—	1,296.6	328.2	315.4	643.6	—	1,940.2
Intersegment	155.4	34.0	(830.2)	60.9	—	0.1	0.1	(61.0)	—
Depreciation, depletion and amortization	8.2	3.1	—	159.2	22.7	17.8	40.5	9.1	208.8
Operating income (loss) before special items and provisions	15.0	(42.3)	—	62.0	25.9	6.9	32.8	(48.7)	46.1
Special items and provisions	—	—	—	(0.5)	3.2	—	3.2	(2.9)	(0.2)
Operating income (loss)	15.0	(42.3)	—	61.5	29.1	6.9	36.0	(51.6)	45.9
Assets at June 30	486.2	1,490.6	(1,593.4)	5,168.2	737.0	518.2	1,255.2	534.5	6,957.9
Expenditures for segment assets	3.5	1.5	—	37.0	9.7	6.7	16.4	23.9	77.3
Six Months Ended 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	932.5	8.8	—	1,256.2	269.8	359.3	629.1	—	1,885.3
Intersegment	205.5	28.7	(853.2)	74.3	—	0.2	0.2	(74.5)	—
Depreciation, depletion and amortization	12.0	1.4	—	159.3	21.2	21.4	42.6	4.1	206.0
Operating income (loss) before special items and provisions	(2.7)	(36.9)	—	30.8	30.2	6.1	36.3	(38.1)	29.0
Special items and provisions	—	34.7	—	34.7	—	—	—	(61.2)	(26.5)
Operating income (loss)	(2.7)	(2.2)	—	65.5	30.2	6.1	36.3	(99.3)	2.5
Assets at June 30	528.5	1,724.5	(1,831.5)	5,415.5	687.8	572.3	1,260.1	1,216.8	7,892.4
Expenditures for segment assets	3.0	1.3	—	38.1	5.2	4.3	9.5	3.2	50.8

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

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

The results of operations for the quarter and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

2.	Restatements

In Note 1, Summary of Significant Accounting Policies, and Note 22, Restatement of Consolidated Financial Statements, in the Company’s Form 10-K for the year ended December 31, 2002, we identified certain accounting matters in the fourth quarter of 2002 that required restatement of our December 31, 2001 and 2000, Consolidated Financial Statements and our financial information for the quarterly periods ended March 31, 2001, through September 30, 2002. Additionally, our presentation of reportable segment information for PDMC for the quarter and six months ended June 30, 2002, has been revised to reflect additional segments.

Following are summaries of selected unaudited quarterly financial data, as restated for the quarter and six months ended June 30, 2002:

(Unaudited; $ in millions except per share data)

	Second Quarter 2002

	As
	Previously	Adjust-	As
	Reported	ments	Restated

Sales and other operating revenues	$966.8	—	$966.8
Operating loss	(15.8)	5.6	(10.2)
Loss before cumulative effect of accounting change	(36.4)	2.1	(34.3)
Net loss	(36.4)	2.1	(34.3)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.48)	0.02	(0.46)
Basic and diluted loss per common share	(0.48)	0.02	(0.46)

Adjustments comprise the following:

(1)	To adjust the units-of-production depreciation rate calculation for PDMC’s mining, smelting and refining operations. This change reduced our depreciation and amortization expense and reduced our operating loss by $3.0 million in the second quarter of 2002. Additionally, this change decreased our net loss by $2.4 million, or 3 cents per common share, in the second quarter of 2002.

(2)	To adjust the acquired reclamation obligations assumed in the Cyprus Amax Minerals Company acquisition. This change increased our cost of products sold and our operating loss by $0.9 million in the second quarter of 2002. Additionally, this change increased our net loss by $0.7 million, or 1 cent per common share, in the second quarter of 2002.

(3)	To adjust the estimated reclamation obligation at our Tyrone mine in 2002 to exclude mineralized material from the determination of the unit reclamation and closure accrual rate. This change increased both our cost of products sold and our operating loss and increased our net loss by $2.1 million, or 3 cents per common share, in the second quarter of 2002.

(4)	To capitalize costs associated with material in mill and leach stockpiles and the consequent in-process material being converted to salable copper products, which were stated at lower of cost or market. This change decreased both our cost of products sold and our operating loss by $5.6 million in the second quarter of 2002. Additionally, this change decreased our net loss by $5.1 million, or 7 cents per common share, in the second quarter of 2002.

(5)	In 2001, a deferred tax asset valuation allowance of $57.9 million associated with our El Abra copper mine in Chile was established. The adjustment to the deferred tax asset caused an increase to our net loss by $2.2 million, or 3 cents per common share, in the second quarter of 2002.

(6)	The overall effect of the aforementioned adjustments resulted in an incremental income tax expense that increased our net loss by $0.4 million, or 1 cent per common share, in the second quarter of 2002.

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30, 2002

	As
	Previously	Adjust-	As
	Reported	ments	Restated

Sales and other operating revenues	$1,885.3	—	$1,885.3
Operating income (loss)	(8.8)	11.3	2.5
Loss before cumulative effect of accounting change	(41.2)	5.0	(36.2)
Net loss	(64.1)	5.0	(59.1)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.55)	0.07	(0.48)
Basic and diluted loss per common share	(0.84)	0.07	(0.77)

Adjustments comprise the following:

(1)	To adjust the units-of-production depreciation rate calculation for PDMC’s mining, smelting and refining operations. This change reduced our depreciation and amortization expense and decreased our operating loss by $5.7 million for the six months ended June 30, 2002. Additionally, this change decreased our net loss by $4.6 million, or 6 cents per common share, for the six months ended June 30, 2002.

(2)	To adjust the acquired reclamation obligations assumed in the Cyprus Amax Minerals Company acquisition. This change increased both our cost of products sold and our operating loss by $1.8 million for the six months ended June 30, 2002. Additionally, this change increased our net loss by $1.5 million, or 2 cents per common share, for the six months ended June 30, 2002.

(3)	To adjust the estimated reclamation obligation at our Tyrone mine in 2002 to exclude mineralized material from the determination of the unit reclamation and closure accrual rate. This change increased our cost of products sold and our operating loss and net loss by $4.2 million, or 5 cents per common share, for the six months ended June 30, 2002.

(4)	To capitalize costs associated with material in mill and leach stockpiles and the consequent in-process material being converted to salable copper products, which were stated at lower of cost or market. This change decreased our cost of products sold and our operating loss by $11.6 million for the six months ended June 30, 2002. Additionally, this change decreased our net loss by $10.7 million, or 14 cents per common share, for the six months ended June 30, 2002.

(5)	In 2001, a deferred tax asset valuation allowance of $57.9 million associated with our El Abra copper mine in Chile was established. The adjustment to the deferred tax asset caused an increase to our net loss by $4.2 million, or 5 cents per common share, for the six months ended June 30, 2002.

(6)	The overall effect of the aforementioned adjustments resulted in an incremental income tax expense that increased our net loss by $0.4 million, or 1 cent per common share, for the six months ended June 30, 2002.

3.	Reclassification of Intangible Assets

The Company has recently had discussions with the Staff of the Securities and Exchange Commission regarding the balance sheet classification of certain mining concessions, primarily mining concessions containing proven and probable ore reserves and mineralized material at the Company’s South American mines, and whether such assets constitute tangible or intangible assets based upon certain guidance contained in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Historically the Company has classified such assets less the related accumulated depreciation, depletion and amortization, as “Property, plant and equipment, net” on its consolidated balance sheet. The Company has reclassified such mining concessions as intangible assets. Previously reported historical amounts also have been reclassified for comparative purposes. These assets will continue to be amortized over their respective useful lives. The reclassifications had no effect on the Company’s net loss or shareholders’ equity.

The following table summarizes the gross and net carrying amount of intangible assets at December 31, 2002, and June 30, 2003:

(Unaudited; $ in millions)

	June 30,		December 31,
	2003		2002

Gross carrying amount	$443.6	*	439.5
Less accumulated amortization	(109.0	)*	(93.6)

	$334.6		345.9

*	Includes amounts for recording an asset retirement cost associated with the implementation of SFAS No. 143. (See Note 6, Accounting Standards, for further discussion.)

Amortization expense related to intangible assets was $6.2 million and $6.5 million for the three months ended June 30, 2003 and 2002, respectively, and $13.4 million and $13.1 million for the six months ended June 30, 2003 and 2002, respectively.

The estimated annual aggregate amortization expense for intangibles is as follows:

(Unaudited; $ in millions)

2004	$27.2
2005	27.3
2006	27.3
2007	27.4
2008	27.6

4.	Stock Compensation

We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to compensation cost.

(Unaudited; $ in millions except per share data)

	Second Quarter

	2003	2002

		(As Restated)*
Net loss as reported	$(15.2)	(34.3)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(3.1)	(2.9)

Pro forma net loss	$(18.3)	(37.2)

Loss per common share
Basic — as reported	$(0.21)	(0.46)
Basic — pro forma	$(0.24)	(0.49)
Loss per common share
Diluted — as reported	$(0.21)	(0.46)
Diluted — pro forma	$(0.24)	(0.49)

*	Refer to Note 2, Restatements, for further discussion.

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)*
Net loss as reported	$(30.2)	(59.1)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(6.5)	(6.9)

Pro forma net loss	$(36.7)	(66.0)

Loss per common share
Basic — as reported	$(0.42)	(0.77)
Basic — pro forma	$(0.49)	(0.86)
Loss per common share
Diluted — as reported	$(0.42)	(0.77)
Diluted — pro forma	$(0.49)	(0.86)

*	Refer to Note 2, Restatements, for further discussion.

5.	Special Items and Provisions

Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter and six months ended June 30, 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	Second Quarter 2003

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC —
Environmental provisions	$(0.5)	(0.4)	—

Corporate and Other —
Environmental provisions	(2.1)	(2.0)	(0.02)
Environmental insurance recoveries, net	0.5	0.5	—

	(1.6)	(1.5)	(0.02)

	(2.1)	(1.9)	(0.02)

Miscellaneous income (expense), net:
Sale of cost investment	6.4	6.4	0.07

	$4.3	4.5	0.05

(Unaudited; gains (losses) in millions except per share amounts)

	Six Months Ended
	June 30, 2003

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC —
Environmental provisions	$(0.5)	(0.4)	—

PDI —
Termination of a foreign postretirement benefit plan	$3.2	2.4	0.03

Corporate and Other —
Environmental provisions	(3.4)	(3.3)	(0.03)
Environmental insurance recoveries, net	0.5	0.5	—

	(2.9)	(2.8)	(0.03)

	(0.2)	(0.8)	—

Miscellaneous income (expense), net:
Sale of cost investment	6.4	6.4	0.07

Cumulative effect of accounting change	9.7	8.4	0.09

	$15.9	14.0	0.16

In the 2003 second quarter, a special, net pre-tax gain of $4.3 million was recognized consisting of (i) a pre-tax gain of $6.4 million (before and after taxes) for the sale of a cost-basis wire and cable investment; (ii) a $2.6 million charge ($2.4 million after-tax) for environmental provisions (refer to Note 7, Environmental, and Reclamation and Closure Matters); and (iii) a $0.5 million net gain (before and after taxes) from recoveries associated with insurance settlements on historic environmental claims.

In the 2003 first quarter, a special, net pre-tax gain of $11.6 million was recognized consisting of (i) a pre-tax gain of $9.7 million ($8.4 million after-tax) for the cumulative effect of an accounting change (refer to Note 6, Accounting Standards, for further discussion); (ii) a $1.3 million charge (before and after taxes) for environmental provisions (refer to Note 7, Environmental, and Reclamation and Closure Matters); and (iii) a $3.2 million gain ($2.4 million after-tax) from the termina-

tion of a foreign postretirement benefit plan.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter and six months ended June 30, 2002:

(Unaudited; gains (losses) in millions except per share amounts)

	Second Quarter 2002

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC —
Environmental insurance recoveries, net	$(1.7)	(1.5)	(0.02)
Sale of non-core real estate	22.6	22.6	0.28

	20.9	21.1	0.26

Corporate and Other —
Environmental provisions	—	2.4	0.03
Environmental insurance recoveries, net	6.5	5.0	0.06
Historic Cyprus Amax lawsuit settlement	(11.2)	(8.9)	(0.11)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	(46.5)	(44.5)	(0.55)

	(51.2)	(46.0)	(0.57)

	(30.3)	(24.9)	(0.31)

Miscellaneous income (expense), net:
Cost investment write-downs	(0.7)	(0.8)	(0.01)
Taxes:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.16

	$(31.0)	(12.7)	(0.16)

(Unaudited; gains (losses) in millions except per share amounts)

	Six Months Ended
	June 30, 2002

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC —
Environmental insurance recoveries, net	$12.1	9.7	0.12
Sale of non-core real estate	22.6	22.6	0.28

	34.7	32.3	0.40

Corporate and Other —
Environmental provisions	(12.1)	(9.7)	(0.12)
Environmental insurance recoveries, net	8.6	6.9	0.08
Historic Cyprus Amax lawsuit settlement	(11.2)	(8.9)	(0.11)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	(46.5)	(44.5)	(0.56)

	(61.2)	(56.2)	(0.71)

	(26.5)	(23.9)	(0.31)

Miscellaneous income (expense), net:
Cost investment write-downs	(1.2)	(1.2)	(0.01)
Taxes:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.16
Tax benefit for 2001 net operating loss carryback	—	38.5	0.49

	—	51.5	0.65

Cumulative effect of accounting change	(33.0)	(22.9)	(0.29)

	$(60.7)	3.5	0.04

In the 2002 second quarter, a special, net pre-tax loss of $31.0 million was recognized consisting of (i) pre-tax charges of $46.5 million ($44.5 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax Minerals Company (Cyprus Amax) by Plateau Mining Corporation (a former subsidiary of Cyprus Amax); (ii) an $11.2 million charge including expenses ($8.9 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas acquired with the Cyprus Amax purchase; (iii) a $0.7 million loss on the write-off of a cost investment; (iv) a $22.6 million gain (before and after taxes) on the sale of a non-core parcel of real estate in New Mexico; and (v) a $4.8 million net gain ($3.8 million after-tax) from recoveries associated with insurance settlements on historic environmental claims. The taxes associated with special items were a net benefit of $18.3 million, including release of deferred taxes previously provided ($13.0 million) and year-to-date adjustments ($2.0 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks prior to 2002 (refer to Note 10, Benefit (Provision) for Taxes on Income).

In the 2002 first quarter, a special, net pre-tax loss of $29.7 million was recognized consisting of (i) pre-tax charges of $33.0 million ($22.9 million after-tax) for the cumulative effect of an accounting change (refer to Note 6, Accounting Standards, for further discussion); (ii) a $12.1 million charge (before and after taxes) for environmental provisions; (iii) a $0.5 million ($0.4 million after-tax) write-off of a cost-basis investment; and (iv) a $15.9 million gain ($13.1 million after-tax), net of fees and expenses, from recoveries associated with insurance settlements reached with companies on historic environmental claims. In addition, the 2002 first quarter included a tax benefit of $38.5 million for net operating loss carryback prior to 2002 resulting from recent U.S. tax legislation (refer to Note 10, Benefit (Provision) for Taxes on Income).

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

The following schedule presents a roll-forward from December 31, 2002, of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03

PDI —
Wire and Cable
Employee severance	$1.3	(1.1)	0.2

Note: In the 2003 second quarter, payments were $(0.2) million.

In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives. Also in the fourth quarter of 2001, we announced a series of actions to address the then-current economic environment, including changes in copper operations that led us to curtail approximately 220,000 metric tons of copper production annually (including our partner’s share) and to curtail 54,000 metric tons of North American carbon black production annually in 2002. Additionally, in the second quarter of 2000 and 1999, we announced plans to reduce operating costs and restructure operations at our PDMC division and our Wire and Cable segment. Refer to the Company’s Form 10-K for the year ended December 31, 2002, for additional discussion.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03

PDMC —
U.S. Mines
Morenci
Employee severance	$0.1	(0.1)	—

Bagdad/Sierrita
Mothballing/take-or-pay contracts	0.2	(0.2)	—

Miami/Bisbee
Mothballing/take-or-pay contracts	0.1	(0.1)	—

Chino/Cobre
Employee severance	0.1	(0.1)	—

	0.5	(0.5)	—

Manufacturing and Sales
Employee severance	0.1	(0.1)	—

	$0.6	(0.6)	—

Note: All payments were made in the 2003 first quarter.

(Unaudited; $ in millions)

	12/31/01	Payments	6/30/02

PDMC —
U.S. Mines
Morenci
Employee severance	$0.3	(0.3)	—

Bagdad/Sierrita
Employee severance	3.5	(1.0)	2.5
Mothballing/take-or-pay contracts	3.1	(1.4)	1.7

	6.6	(2.4)	4.2

Miami/Bisbee
Employee severance	1.8	(1.0)	0.8
Mothballing/take-or-pay contracts	1.0	(0.4)	0.6

	2.8	(1.4)	1.4

Chino/Cobre
Employee severance	1.2	(0.4)	0.8
Mothballing/take-or-pay contracts	0.2	(0.2)	—

	1.4	(0.6)	0.8

Tyrone
Employee severance	0.2	(0.2)	—

	11.3	(4.9)	6.4

Manufacturing and Sales
Employee severance	1.4	(0.4)	1.0
Mothballing/take-or-pay contracts	4.1	(2.9)	1.2

	5.5	(3.3)	2.2

Primary Molybdenum
Employee severance	0.1	(0.1)	—

Other Mining
Employee severance	0.8	(0.5)	0.3

	$17.7	(8.8)	8.9

	12/31/01	Payments	6/30/02

PDI —
Specialty Chemicals
Disposal and dismantling	0.5	(0.1)	0.4
Employee severance	0.8	(0.5)	0.3

	1.3	(0.6)	0.7

	$19.0	(9.4)	9.6

Note: In the 2002 second quarter, payments were $(3.0) million.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03

PDI —
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

(Unaudited; $ in millions)

		Reassess-
	12/31/01	ments	6/30/02

PDI —
Wire and Cable
Plant removal and dismantling	$1.9	(0.6)	1.3

Note: In the 2002 second quarter, reassessments were $(0.4) million.

PDI’s Wire and Cable segment reassessment related to a non-cash deduction associated with the devaluation of Venezuelan currency.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03

PDMC —
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	0.6

PDI —
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	—	1.6

(Unaudited; $ in millions)

		Reassess-	Pay-
	12/31/01	ments	ments	6/30/02

PDMC —
Other Mining
Employee severance	$0.2	—	(0.1)	0.1
Mothballing/take-or-pay contracts	1.4	—	(0.6)	0.8

	1.6	—	(0.7)	0.9

PDI —
Specialty Chemicals
Disposal and dismantling	0.3	0.1	—	0.4
Environmental	0.6	—	—	0.6

	0.9	0.1	—	1.0

Wire and Cable
Take-or-pay contracts	1.1	—	—	1.1
Plant removal and dismantling	0.2	(0.1)	—	0.1

	1.3	(0.1)	—	1.2

	2.2	—	—	2.2

	$3.8	—	(0.7)	3.1

Note: The reassessments occurred in the 2002 second quarter.

PDI’s Specialty Chemicals segment reassessment related to an adjustment to disposal and dismantling charges at a Philippine plant.

PDI’s Wire and Cable segment reassessment related to a non-cash deduction resulting from the devaluation of Venezuelan currency.

6.	Accounting Standards

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset’s carrying value and will subsequently be depreciated over the asset’s useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded an increase to our closure and reclamation reserve of approximately $2.5 million, net, an increase to our mining properties assets of approximately $12.2 million and a cumulative gain of $8.4 million, net of deferred income taxes. For the three and six months ended June 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $8 million, or 9 cents per common share, and $11 million, or 12 cents per common share, respectively.

The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

(Unaudited; $ in millions)

		SFAS	January 1,
	December 31,	No. 143	2003
	2002	Adoption	After
	As Reported*	Impact	Adoption

Mining properties	$907.4	63.8 **	971.2
Mining properties accumulated depreciation	(197.1)	(53.2)	(250.3)

Net mining properties assets	$710.3	10.6	720.9

Intangibles	$439.5	3.6 **	443.1
Intangibles - accumulated amortization	(93.6)	(2.0)	(95.6)

	$345.9	1.6	347.5

Asset retirement obligation liability	$138.6	10.4 ***	149.0

*	Reflects the reclassification of mining concessions from property, plant and equipment, net to intangible assets (refer to Note 3, Reclassification of Intangible Assets, for further discussion).

**	Amounts include $84.0 million and $7.5 million of additions related to recording an asset retirement cost, offset by $20.2 million and $3.9 million to reclassify amounts recognized as ore reserves in purchase accounting.

***	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

(Unaudited; $ in millions except per share data)

Three Months
Ended
June 30, 2002

Loss before cumulative effect of accounting change as reported	$(34.3)
Reduced cost of products sold, net of tax	4.5
Additional depreciation expense, net of tax benefit	(0.5)

Pro forma loss before cumulative effect of accounting change	$(30.3)

Loss per common share before cumulative effect of accounting change:
Basic and diluted — as reported	$(0.46)
Basic and diluted — pro forma	$(0.41)
Net loss as reported	$(34.3)
Pro forma net loss	$(30.3)
Loss per common share:
Basic and diluted — as reported	$(0.46)
Basic and diluted — pro forma	$(0.41)

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,

	2003	2002

Loss before cumulative effect of accounting change as reported	$(38.6)	(36.2)
Reduced cost of products sold, net of tax	—	9.3
Additional depreciation expense, net of tax benefit	—	(1.0)

Pro forma loss before cumulative effect of accounting change	$(38.6)	(27.9)

Loss per common share before cumulative effect of accounting change:
Basic and diluted — as reported	$(0.51)	(0.48)
Basic and diluted — pro forma	$(0.51)	(0.38)
Net loss as reported	$(30.2)	(59.1)
Pro forma net loss	$(38.6)	(50.8)
Loss per common share:
Basic and diluted — as reported	$(0.42)	(0.77)
Basic and diluted — pro forma	$(0.51)	(0.67)

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

(Unaudited; $ in millions)

Pro forma asset retirement obligation liability —
January 1, 2002	$138.1
Pro forma asset retirement obligation liability —
December 31, 2002	$149.0

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

Subsequently, the Company completed its annual goodwill impairment test as of December 31, 2002, with no additional impairments. The Company will continue to test its goodwill annually as of December 31, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill for the year ended December 31, 2002, and six months ended June 30, 2003, were as follows:

(Unaudited; $ in millions)

	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2001	$88.5	54.6	143.1
Goodwill acquired during period	—	—	—
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency translation adjustments	(19.4)	—	(19.4)

Balance as of December 31, 2002	69.1	21.6	90.7
Goodwill acquired during period	—	—	—
Impairment losses	—	—	—
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency translation adjustments	8.9	—	8.9

Balance as of June 30, 2003	$78.0	21.6	99.6

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

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no such guarantees issued or modified in the first six months of 2003.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002, and has provided the interim information in Note 4, Stock Compensation.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our financial reporting and disclosures.

7.	Environmental, and Reclamation and Closure Matters

As of December 31, 2002, we had a reserve balance of $305.9 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first six months of 2003, we had a $2.6 million net decrease in the reserve estimate ($3.9 million of additions and $6.5 million of reclassification to asset retirement obligation liability) and $8.4 million of spending against the reserve. As of June 30, 2003, the reserve balance was $294.9 million.

The sites for which Phelps Dodge has received a notice of potential liability or an information request that currently are considered to be significant are the Pinal Creek site near Miami, Arizona; the Laurel Hill site at Maspeth, New York; the former American Zinc and Chemical site in Langeloth, Pennsylvania; and the Cyprus Tohono site near Casa Grande, Arizona. At June 30, 2003, the cost range for reasonably possible outcomes for all reservable remediation sites was estimated to be from $266 million to $520 million of which approximately $295 million has been reserved.

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of June 30, 2003, the cost range for reasonably possible outcomes for all such sites was estimated to be from $4 million to $37 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

On January 1, 2003, we adopted SFAS No. 143 (refer to Note 6, Accounting Standards, for further discussion). The following table summarizes our asset retirement obligation liability as of June 30, 2003:

(Unaudited; $ in millions)

	2003	Six Months
	Second	Ended
	Quarter	June 30, 2003

Beginning balance	$152.0	138.6
Liability recorded upon adoption of SFAS No. 143	—	10.4
New liabilities during the period	0.6	0.6
Accretion expense	3.5	6.9
Payments	(0.4)	(0.8)
Revisions to cash flow estimates	21.3	21.3
Foreign currency translation adjustments	0.1	0.1

Ending balance	$177.1	177.1

During the second quarter 2003, we revised our cash flow estimates ($21.3 million discounted) for the Chino and Tyrone mines based on an agreement with NMED on the cost estimate for Chino reached in April 2003 and preliminary cost estimate for Tyrone identified in May 2003 by NMED for the financial assurance requirements as part of the closure plans related to the operations at Chino, Cobre and Tyrone (refer to Note 8, Contingencies, for further discussion). The effect of this change in estimate did not have a material impact on our results of operations for the three and six months ended June 30, 2003.

We have estimated the total cost of asset retirement obligations at approximately $1.1 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $912 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. Asset retirement obligation activities and expenditures generally are made over a number of years or potentially greater periods commencing near the end of the mine life.

8.	Contingencies

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

The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $394 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period, including the cost of technical studies required under the permit. The Company’s two-thirds share of NMED’s $394 million estimate is approximately $263 million and our joint venture partner’s cost share is approximately $131 million. We estimate total costs for Chino Mines Company to achieve the closure standards required by NMED to be approximately $264 million (100 percent basis); that estimate is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $176 million and our joint venture partner’s cost share is approximately $88 million. At June 30, 2003, and December 31, 2002, we had accrued approximately $18 million and $8 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

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

Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At June 30, 2003, and December 31, 2002, we had accrued closure costs of approximately $60 million and $27 million, respectively, at Tyrone and approximately $6 million and $2 million, respectively, at Cobre.

Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value (NPV) of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by NMED, the financial assurance amount for Chino could be approximately $191 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance in the form of surety bonds, respectively, to NMED under the terms of several discharge permits. The closure and financial assurance requirements of these permits have been superseded by the recently issued NMED closure permits. Consequently, the Company has advised NMED that this financial assurance should be terminated and replaced by new financial assurance under the terms of the new closure permits. Chino and Tyrone have submitted financial assurance proposals in accordance with the schedules under their NMED closure permit proposing financial assurance primarily in the form of corporate performance guarantees from the Company. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

In late May 2003, the Company and the state announced an agreement on a framework for the Company to provide financial assurance for Chino, Tyrone and Cobre under both NMMAR and WQCC regulations. Under this agreement, the Company will provide financial assurance based upon the NPV of the cost estimates in a total amount of approximately $484 million. Initially, approximately 70 percent of this amount will be covered by a corporate performance guarantee. At least $50 million will be provided in the form of trust funds, increasing to at least $75 million after five years. The balance will be provided as collateral, including liens on certain owned parcels of non-mining real estate located in New Mexico. In addition, the Company will expend at least $30 million on accelerated closure and reclamation work over the next 10 years. The amount of the guarantee will be reduced to approximately 64 percent by the amount of accelerated reclamation performed. Finalization of the financial assurance is subject to completion of the permitting process, including additional public comment and hearings. MMD also has proposed some changes to NMMAR for consideration by the Mining Commission, which could affect the final financial assurance package.

9.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed in a similar manner except that the denominator is increased to include the incremental number of common shares that would have been outstanding assuming the conversion of mandatory convertible preferred shares, the exercise of stock options where the exercise prices were less than the average market price of the Company’s common shares during the period, and the number of unvested restricted shares, but all of the foregoing only to the extent that the related impacts are not anti-dilutive. Additionally, dividends on mandatory convertible preferred shares that were deducted in arriving at net income (loss) available to common shares are added back to the numerator as a result of the assumed conversion of such preferred shares.

As a result of the net loss experienced for the quarter and six-months ended June 30, 2003, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (5.0 million) and unvested restricted stock (0.5 million) were excluded from the calculation as the related impacts were anti-dilutive.

As a result of the net loss experienced for the quarter and six-months ended June 30, 2002, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (1.1 million and 0.5 million, respectively), unvested restricted stock (0.2 million) and stock options (0.1 million) issued to employees were excluded from the calculation as the related impacts were anti-dilutive.

Finally, common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. Incremental shares relating to these options totaled 7.2 million shares at an average exercise price of $58.66 for the 2003 second quarter and 8.6 million at an average exercise price of $55.30 for the six months ended June 30, 2003; and 7.4 million shares at an average exercise price of $61.66 and $61.65 for the quarter and six months ended June 30, 2002.

(Unaudited; $ in millions except per share data)

	Second Quarter

	2003	2002

		(As Restated)*
Basic Earnings (Loss) Per Share Computation
Numerator:
Net loss	$(15.2)	(34.3)
Preferred stock dividends	(3.4)	(2.4)

Net loss applicable to common shares	$(18.6)	(36.7)
Denominator:
Weighted average common shares outstanding	88.6	80.6

Basic loss per common share	$(0.21)	(0.46)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net loss	$(15.2)	(34.3)
Denominator:
Weighted average common shares outstanding**	88.6	80.6

Diluted loss per common share	$(0.21)	(0.46)

*	Refer to Note 2, Restatements, for further discussion.

**	Excludes mandatory convertible preferred shares, unvested restricted stock and stock options due to the anti-dilutive impact.

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)*
Basic Earnings (Loss) Per Share Computation
Numerator:
Net loss	$(30.2)	(59.1)
Preferred stock dividends	(6.8)	(2.4)

Net loss applicable to common shares	$(37.0)	(61.5)
Denominator:
Weighted average common shares outstanding	88.6	79.6

Basic loss per common share	$(0.42)	(0.77)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net loss	$(30.2)	(59.1)
Denominator:
Weighted average common shares outstanding**	88.6	79.6

Diluted loss per common share	$(0.42)	(0.77)

*	Refer to Note 2, Restatements, for further discussion.

**	Excludes mandatory convertible preferred shares, unvested restricted stock and stock options due to the anti-dilutive impact.

10.	Benefit (Provision) for Taxes on Income

The Company’s income tax provision for the 2003 second quarter principally resulted from (i) taxes on earnings at international operations ($12.2 million) that cannot be offset by losses at domestic operations and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million). The Company’s income tax provision for the six months ended June 30, 2003, primarily comprised the following: (i) taxes on earnings at international operations ($26.3 million) that cannot be offset by losses at domestic operations and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million).

The Company’s income tax provision for the 2002 second quarter, primarily comprised the following: (i) a $21.9 million benefit recognized for the second quarter 2002 net operating losses that, based on the March enactment of the Job Creation and Worker Assistance Act of 2002, may be carried back to recover prior years’ taxes paid; (ii) a $13.0 million benefit for release of deferred taxes previously provided with regard to Plateau Mining Corporation; and (iii) a $4.1 million expense for taxes on earnings at international operations. The Company’s income tax benefit for the six months ended June 30, 2002, principally comprised the following items: (i) a $38.5 million tax benefit associated with the carryback of 2001 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; (ii) a $34.8 million benefit recognized for the first half of 2002 net operating losses, based on the new tax legislation; (iii) a $15.8 million expense for taxes on earnings at international operations; and (iv) a $13.0 million benefit for release of deferred taxes previously provided.

11.	Accounting for Derivative Instruments and Hedging Activities

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

During the quarter and six months ended June 30, 2003, we reclassified approximately $2.8 million and $4.0 million, respectively, of other comprehensive losses to the statement of consolidated opera-

tions, principally as a result of our floating-to-fixed interest rate swaps.

During the quarter and six month periods ended June 30, 2002, we reclassified approximately $3.2 million and $6.8 million, respectively, of other comprehensive losses to the statement of operations, principally as a result of our floating-to-fixed interest rate swaps.

12.	Shareholders’ Equity

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each share of Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at June 30, 2003.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2003, and the related statement of consolidated operations for each of the three-month and six-month periods ended June 30, 2003 and 2002, the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2003. This interim financial information is the responsibility of the Company’s management.

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

As described in Note 2 to the consolidated interim financial information, the Company restated its consolidated interim financial information for the three-month and six-month periods ended June 30, 2002.

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
July 25, 2003

Item 2. Management’s Discussion and Analysis

     The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Refer to Management’s Discussion and Analysis in the Company’s report on Form 10-K for the year ended December 31, 2002, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Additionally, refer to Note 6, Accounting Standards, to our unaudited June 30, 2003, Consolidated Financial Information for a discussion on the adoption of Statement of Financial Accounting (SFAS) No. 143.

     Restatements

     As discussed in Note 2, Restatements, in this Form 10-Q for the quarter ended June 30, 2003, certain accounting matters were identified in the fourth quarter of 2002 that required restatement of our December 31, 2001 and 2000, Consolidated Financial Statements and our financial statements for the quarterly periods ended March 31, 2001, through September 30, 2002. The adjustments for the quarter and six months ended June 30, 2002, decreased operating loss by $5.6 million and $11.3 million, respectively, and decreased net loss by $2.1 million, or 2 cents per common share, and $5.0 million, or 7 cents per common share, respectively.

     Additionally, our presentation of reportable segment information for PDMC for the quarter and six months ended June 30, 2002, has been revised to reflect additional segments.

RESULTS OF OPERATIONS

Consolidated Financial Results

(Unaudited; $ in millions except per share amounts)

	Second Quarter

	2003	2002

		(As Restated)
Sales and other operating revenues	$962.2	966.8
Operating income (loss)	$17.2	(10.2)
Loss before cumulative effect of accounting change	$(15.2)	(34.3)
Cumulative effect of accounting change	—	—

Net loss	$(15.2)	(34.3)

Net loss per common share, basic and diluted	$(0.21)	(0.46)

     The Company had a consolidated net loss in the 2003 second quarter of $15.2 million, or 21 cents per common share, including a special, net gain of $4.5 million, or 5 cents per common share, after taxes. In the 2002 second quarter, the consolidated net loss was $34.3 million, or 46 cents per common share, including a special, net loss of $12.7 million, or 16 cents per common share, after taxes.

     The $19.1 million decrease in consolidated loss in the 2003 second quarter compared with the corresponding 2002 period primarily was due to higher copper prices (approximately $8 million), lower interest expense ($12.2 million) and a favorable change in special items and provisions ($35.3 million); partially offset by a higher tax provision ($34.0 million) resulting primarily from the absence of the effect of 2002 tax legislation that permitted a five-year carryback of our 2001 and 2002 net operating losses.

(Unaudited; $ in millions except per share amounts)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
Sales and other operating revenues	$1,940.2	1,885.3
Operating income	$45.9	2.5
Loss before cumulative effect of accounting change	$(38.6)	(36.2)
Cumulative effect of accounting change	8.4	(22.9)

Net loss	$(30.2)	(59.1)

Loss before cumulative effect of accounting change per common share, basic and diluted	$(0.51)	(0.48)
Cumulative effect of accounting change	0.09	(0.29)

Net loss per common share, basic and diluted	$(0.42)	(0.77)

     The Company had a consolidated loss for the six months ended June 30, 2003, of $30.2 million, or 42 cents per common share, including a special, net gain of $14.0 million, or 16 cents per common share, after taxes. For the six months ended June 30, 2002, the consolidated loss was $59.1 million, or 77 cents per common share, including a special, net gain of $3.5 million, or 4 cents per common share, after taxes.

     The $28.9 million decrease in consolidated loss for the six months ended June 30, 2003 compared with the corresponding 2002 period primarily was due to a higher cumulative income effect of accounting changes ($31.3 million) mostly due to the goodwill impairment losses upon adoption of SFAS No. 142 in 2002, higher LME copper prices (approximately $33 million), favorable change in special items and provisions ($33.9 million) and lower interest expense primarily resulting from extinguishment of debt in the third quarter of 2002 ($29 million); partially offset by a higher tax provision ($86.4 million) resulting primarily from the absence of the effect of 2002 tax legislation that permitted a five-year carryback of the 2001 and 2002 net operating losses.

     Special Items

     Throughout Management’s Discussion and Analysis there is disclosure and discussion of what management believes to be special items. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. Any supplemental information references to earnings, losses or results excluding special items or before special items, our non-GAAP measure of items, may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

		(As Restated)
Special items, net of taxes	$4.5	(12.7)
Losses excluding special items (after taxes)	$(19.7)	(21.6)

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
Special items, net of taxes	$14.0	3.5
Losses excluding special items (after taxes)	$(44.2)	(62.6)

Note: Supplemental Data

     The following schedules summarize the special items and provisions for the quarter and six-month periods ended June 30, 2003 and 2002:

(Unaudited; gains (losses) in millions except per share amounts)

	2003 Second Quarter			2002 Second Quarter

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(0.5)	(0.4)	—	20.9	21.1	0.26

PDI (see Business Segment disclosure)	—	—	—	—	—	—

Corporate and Other — Environmental provisions	(2.1)	(2.0)	(0.02)	—	2.4	0.03
Environmental insurance recoveries, net	0.5	0.5	—	6.5	5.0	0.06
Historic Cyprus Amax lawsuit settlement	—	—	—	(11.2)	(8.9)	(0.11)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	—	—	—	(46.5)	(44.5)	(0.55)

	(1.6)	(1.5)	(0.02)	(51.2)	(46.0)	(0.57)

	(2.1)	(1.9)	(0.02)	(30.3)	(24.9)	(0.31)

Miscellaneous income (expense), net:
Cost investment write-downs	—	—	—	(0.7)	(0.8)	(0.01)
Gain on sale of cost investment	6.4	6.4	0.07	—	—	—

	6.4	6.4	0.07	(0.7)	(0.8)	(0.01)

Benefit for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	—	—	—	13.0	0.16

Total	$4.3	4.5	0.05	(31.0)	(12.7)	(0.16)

(Unaudited; gains (losses) in millions except per share amounts)

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(0.5)	(0.4)	—	34.7	32.3	0.40

PDI (see Business Segment disclosure)	3.2	2.4	0.03	—	—	—

Corporate and Other — Environmental provisions	(3.4)	(3.3)	(0.03)	(12.1)	(9.7)	(0.12)
Environmental insurance recoveries, net	0.5	0.5	—	8.6	6.9	0.08
Historic Cyprus Amax lawsuit settlement	—	—	—	(11.2)	(8.9)	(0.11)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	—	—	—	(46.5)	(44.5)	(0.56)

	(2.9)	(2.8)	(0.03)	(61.2)	(56.2)	(0.71)

	(0.2)	(0.8)	—	(26.5)	(23.9)	(0.31)

Miscellaneous income (expense), net:
Cost investment write-downs	—	—	—	(1.2)	(1.2)	(0.01)
Gain on sale of cost investment	6.4	6.4	0.07	—	—	—

	6.4	6.4	0.07	(1.2)	(1.2)	(0.01)

Benefit for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	—	—	—	13.0	0.16
Tax benefit for 2001 net operating loss carryback (see Note 10)	—	—	—	—	38.5	0.49

	—	—	—	—	51.5	0.65

Cumulative effect of accounting change (see Note 6)	9.7	8.4	0.09	(33.0)	(22.9)	(0.29)

Total	$15.9	14.0	0.16	(60.7)	3.5	0.04

     Quest for Zero Operational Improvement Program

     Phelps Dodge announced in October 2001 that it was commencing Quest for Zero (QFZ), a comprehensive, lean-production program, designed to, among other things, improve operating income by a targeted $250 million annually. Quest for Zero encompasses both the October 2001 program and the $150 million cost improvement program announced in May 2001. The Company’s goal is to achieve these combined annual operating income improvements of $400 million by the end of 2003 when compared with the results that were then expected for 2001.

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

     During the 2003 second quarter, we achieved $76 million (an annual run rate slightly in excess of $300 million) in improvements, bringing total improvements in the eight quarters since the program was announced to $421 million.

     We remain determined to drive toward our stretch goal of an implied production cost of 60 cents per pound. We have experienced a leveling off of the rate of improvement due to the increased challenge that comes with multi-year improvement projects as we begin to tackle more difficult initiatives; unforeseen costs including higher energy, pension and medical costs, and higher administrative costs and professional fees; and our Company’s decision to emphasize growth-oriented projects. We expect to achieve fourth quarter 2003 QFZ improvements of $90 million to $100 million, equating to an annualized run-rate of $360 million to $400 million.

     The following is a summary of improvement dollars:

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

U.S. Mining Operations*	$47	34
South American Mines**	16	10
Primary Molybdenum	4	2

Total PDMC	67	46

Specialty Chemicals	5	4
Wire and Cable	4	3

Total PDI	9	7

Total Quest for Zero	$76	53

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

U.S. Mining Operations*	$103	65
South American Mines**	27	18
Primary Molybdenum	7	4

Total PDMC	137	87

Specialty Chemicals	9	5
Wire and Cable	9	5

Total PDI	18	10

Total Quest for Zero	$155	97

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     Business Divisions

     Results for 2003 and 2002 can be meaningfully compared by separate reference to our reporting divisions, PDMC and PDI. PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDMC comprises 11 reportable segments. PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemical sectors. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.

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

(Unaudited; $ in millions except per pound amounts)

	Second Quarter

	2003	2002

		(As Restated)
Sales and other operating revenues to unaffiliated customers	$641.6	644.5
Operating income	$25.8	38.2
Copper production (thousand short tons):
Total production	318.8	316.6
Less minority participants’ shares (A)	59.5	62.0

Net Phelps Dodge share	259.3	254.6

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	266.5	264.7
Purchased copper	84.7	123.1

Total copper sales	351.2	387.8

LME average spot copper price per pound — cathodes	$0.744	0.730
COMEX average spot copper price per pound — cathodes	$0.747	0.741
Implied unit cost of copper production — full	$0.695	0.698
Implied unit cost of copper production — cash	$0.535	0.534
Molybdenum production (million pounds)	13.1	10.4
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	13.5	11.3
Purchased molybdenum	2.2	2.8

Total molybdenum sales	15.7	14.1

Metals Week:
Molybdenum oxide price per pound	$5.21	4.35

(Unaudited; $ in millions except per pound amounts)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
Sales and other operating revenues to unaffiliated customers	$1,296.6	1,256.2
Operating income	$61.5	65.5
Copper production (thousand short tons):
Total production	636.0	638.5
Less minority participants’ shares (A)	116.3	126.7

Net Phelps Dodge share	519.7	511.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	530.3	533.2
Purchased copper	178.4	220.5

Total copper sales	708.7	753.7

LME average spot copper price per pound — cathodes	$0.749	0.718
COMEX average spot copper price per pound — cathodes	$0.754	0.732
Implied unit cost of copper production — full	$0.691	0.689
Implied unit cost of copper production — cash	$0.535	0.526
Molybdenum production (million pounds)	24.6	21.0
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	27.3	24.1
Purchased molybdenum	3.6	5.4

Total molybdenum sales	30.9	29.5

Metals Week:
Molybdenum oxide price per pound	$4.63	3.55

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation, (iii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

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

     PDMC calculates its “all-in operating margin per pound of copper sold” by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion and amortization; selling and general administrative expense; and exploration and research expense for the segment’s operations) that is compared to the market price of copper to render an implied cost of copper production. Following is the calculation of implied unit cost of copper production for the quarters and six months ended June 30, 2003 and 2002:

(Unaudited; $ in millions except per pound amounts)

	Second Quarter

	2003	2002

		(As Restated)
PDMC implied unit cost of copper production
Operating income	$25.8	38.2
Less special operating items	(0.5)	20.9

Operating income excluding special items	$26.3	17.3

Copper sales from own mines — million pounds	533.0	529.4
Operating margin — per pound of copper sold	$0.049	0.032
LME average spot copper price per pound — cathodes	$0.744	0.730
Implied unit cost of copper production per pound	$0.695	0.698

(Unaudited; $ in millions except per pound amounts)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
PDMC implied unit cost of copper production
Operating income	$61.5	65.5
Less special operating items	(0.5)	34.7

Operating income excluding special items	$62.0	30.8

Copper sales from own mines — million pounds	1,060.6	1,066.4
Operating margin — per pound of copper sold	$0.058	0.029
LME average spot copper price per pound — cathodes	$0.749	0.718
Implied unit cost of copper production per pound	$0.691	0.689

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

     Total PDMC Division — Sales

     PDMC’s sales and other operating revenues to unaffiliated customers decreased $2.9 million in the 2003 second quarter compared with the 2002 second quarter. The decrease reflected lower sales volumes (approximately $52 million) associated with lower market demand; partially offset by higher average copper prices (approximately $19 million), higher average molybdenum prices (approximately $24 million) and higher sales volumes of molybdenum (approximately $6 million).

     PDMC’s sales and other operating revenues to unaffiliated customers increased $40.4 million, or 3 percent, in the first six months of 2003 compared with the first six months of 2002. The increase reflected higher average copper prices (approximately $48 million), higher average molybdenum prices (approximately $39 million) and higher sales volumes of molybdenum (approximately $6 million); partially offset by lower copper sales volumes (approximately $58 million) associated with lower market demand.

     Total PDMC — Operating Income (Loss)

     PDMC reported operating income of $25.8 million in the 2003 second quarter, including a special, net pre-tax loss of $0.5 million, compared with operating income of $38.2 million in the 2002 second quarter, including a special, net pre-tax gain of $20.9 million. The decrease in operating income primarily reflected lower pre-tax special gains ($21.4 million), partially offset by higher copper prices (approximately $8 million).

     PDMC reported operating income of $61.5 million in the first six months of 2003, including a special, net pre-tax loss of $0.5 million, compared with operating income of $65.5 million in the first six months of 2002, including a special, net pre-tax gain of $34.7 million. The decrease in operating income primarily reflected lower pre-tax special gains ($35.2 million), partially offset by higher copper prices (approximately $33 million).

     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged 74.7 cents and 74.1 cents in the second quarters of 2003 and 2002, respectively, and 75.4 cents and 73.2 cents for the first six months of 2003 and 2002, respectively. The London Metal Exchange (LME) spot price per pound of copper cathode, primarily upon which we base our international sales, averaged 74.4 cents and 73.0 cents in the second quarters of 2003 and 2002, respectively, and 74.9 cents and 71.8 cents for the first six months of 2003 and 2002, respectively.

     The implied full and cash unit cost of copper production for the second quarter of 2003 was comparable to the second quarter of 2002. Favorable Quest for Zero operating income improvements and molybdenum prices reduced implied unit production costs by approximately 4 and 3.5 cents per pound, respectively. These improvements were primarily offset by unfavorable stockpile and inventory changes (approximately 2.5 cents per pound), unfavorable mine haulage profiles and ore grades (approximately 2.5 cents per pound), higher energy costs (approximately 1.5 cents per pound), and higher salary and benefit costs (approximately 1 cent per pound).

     The implied full unit cost of copper production for the first six months of 2003 was comparable to the corresponding 2002 period. The cash unit cost of copper production for the first six months of 2003 increased approximately 1 cent per pound compared with the six months ended June 30, 2002. Favorable Quest for Zero operating income improvements and molybdenum prices reduced implied unit production costs by approximately 4.5 and 2.5 cents per pound, respectively. These improvements were primarily offset by higher energy costs (approximately 1.5 cents per pound), unfavorable stockpile and inventory changes (approximately 1.5 cents per pound), unfavorable mine haulage profiles and ore grades (approximately 1.5 cents per pound), and higher salary and benefit costs (approximately 1 cent per pound).

Note: Supplemental Data

     The following table summarizes PDMC’s special items for the quarters and six months ended June 30, 2003 and 2002, and the resultant earnings (losses) excluding these special items.

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

		(As Restated)
Special, pre-tax items:
U.S. Mining Operations*	$(0.5)	20.9
South American Mines**	—	—
Primary Molybdenum	—	—

	(0.5)	20.9

Segment operating income (loss) excluding special items:
U.S. Mining Operations*	$(1.5)	(3.4)
South American Mines**	27.4	20.2
Primary Molybdenum	0.4	0.5

	26.3	17.3

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
Special, pre-tax items:
U.S. Mining Operations*	$(0.5)	34.7
South American Mines**	—	—
Primary Molybdenum	—	—

	(0.5)	34.7

Segment operating income (loss) excluding special items:
U.S. Mining Operations*	$(2.1)	(17.1)
South American Mines**	63.6	47.7
Primary Molybdenum	0.5	0.2

	62.0	30.8

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special, pre-tax items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)

Second Quarter 2003
and Six Months Ended
June 30, 2003

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(0.5)	—	—

(Unaudited; $ in millions)

	Second Quarter 2002

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental insurance recoveries, net	$(1.7)	—	—
Sale of non-core real estate	22.6	—	—

	$20.9	—	—

(Unaudited; $ in millions)

	Six Months Ended
	June 30, 2002

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental insurance recoveries, net	$12.1	—	—
Sale of non-core real estate	22.6	—	—

	$34.7	—	—

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC Results by Reportable Segments

     The following tables summarize, on a segment basis, the production and sales statistics and the operating income (loss) and special items and provisions for the second quarter and first six months of 2003 and 2002. Our presentation of reportable segment information for PDMC for the quarter and six months ended June 30, 2002, has been revised to reflect additional segments.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	U.S. Mines

		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal

Second Quarter 2003
Copper production (thousand short tons):
Total production	105.5	46.4	3.9	7.9	14.3	178.0
Less minority participants’ shares	15.8	—	—	2.6	—	18.4

Net Phelps Dodge share	89.7	46.4	3.9	5.3	14.3	159.6

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	89.7	53.3	5.9	5.3	14.3	168.5
Purchased copper	—	—	—	—	—	—

Total copper sales	89.7	53.3	5.9	5.3	14.3	168.5

($ in millions)
Operating income (loss)	$4.9	18.3	(3.1)	(2.8)	(4.5)	12.8
Special items and provisions	$—	—	(0.5)	—	—	(0.5)
Second Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	105.9	38.8	1.9	13.4	16.7	176.7
Less minority participants’ shares	15.9	—	—	4.4	—	20.3

Net Phelps Dodge share	90.0	38.8	1.9	9.0	16.7	156.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	90.0	37.2	1.5	8.9	16.8	154.4
Purchased copper	—	—	—	—	—	—

Total copper sales	90.0	37.2	1.5	8.9	16.8	154.4

($ in millions)
Operating income (loss)	$12.9	4.5	(3.8)	1.3	0.6	15.5
Special items and provisions	$—	—	—	—	—	—

Refer to segment discussion on pages 41 through 45.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 41 and 42 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines

	Candelaria	Cerro Verde	El Abra	Subtotal

Second Quarter 2003
Copper production (thousand short tons):
Total production	52.5	24.8	61.9	139.2
Less minority participants’ shares	10.5	—	30.3	40.8

Net Phelps Dodge share	42.0	24.8	31.6	98.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	39.3	24.9	32.5	96.7
Purchased copper	7.7	—	1.5	9.2

Total copper sales	47.0	24.9	34.0	105.9

($ in millions)
Operating income (loss)	$13.6	8.6	5.2	27.4
Special items and provisions	$—	—	—	—
Second Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	52.5	23.6	63.8	139.9
Less minority participants’ shares	10.5	—	31.2	41.7

Net Phelps Dodge share	42.0	23.6	32.6	98.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	48.3	23.5	38.5	110.3
Purchased copper	12.7	—	15.1	27.8

Total copper sales	61.0	23.5	53.6	138.1

($ in millions)
Operating income (loss)	$13.2	6.8	0.2	20.2
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 41 through 45.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 41 and 42 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

Second Quarter 2003
Copper production (thousand short tons):
Total production	—	1.6	—	318.8
Less minority participants’ shares	—	0.3	—	59.5

Net Phelps Dodge share	—	1.3	—	259.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	1.3	—	266.5
Purchased copper	—	75.5	—	84.7

Total copper sales	—	76.8	—	351.2

Molybdenum production (thousand pounds):
Primary — Henderson	5,775	—	—	5,775
By-product	7,350	—	—	7,350

Total production	13,125	—	—	13,125

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	13,517	—	—	13,517
Purchased molybdenum	2,152	—	—	2,152

Total molybdenum sales	15,669	—	—	15,669

($ in millions)
Operating income (loss)	$0.4	6.5	(21.3)	25.8
Special items and provisions	$—	—	—	(0.5)
Second Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	—	—	—	316.6
Less minority participants’ shares	—	—	—	62.0

Net Phelps Dodge share	—	—	—	254.6

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	—	—	264.7
Purchased copper	—	95.3	—	123.1

Total copper sales	—	95.3	—	387.8

Molybdenum production (thousand pounds):
Primary — Henderson	5,193	—	—	5,193
By-product	5,165	—	—	5,165

Total production	10,358	—	—	10,358

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	11,309	—	—	11,309
Purchased molybdenum	2,745	—	—	2,745

Total molybdenum sales	14,054	—	—	14,054

($ in millions)
Operating income (loss)	$0.5	(1.0)	3.0	38.2
Special items and provisions	$—	—	20.9	20.9

Refer to segment discussion on pages 41 through 45.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 41 and 42 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	U.S. Mines

		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal

Six Months Ended 2003
Copper production (thousand short tons):
Total production	209.0	89.1	9.3	16.3	31.4	355.1
Less minority participants’ shares	31.3	—	—	5.4	—	36.7

Net Phelps Dodge share	177.7	89.1	9.3	10.9	31.4	318.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	177.7	97.4	11.7	10.9	31.4	329.1
Purchased copper	—	—	—	—	—	—

Total copper sales	177.7	97.4	11.7	10.9	31.4	329.1

($ in millions)
Operating income (loss)	$17.3	25.0	(3.8)	(4.9)	(8.9)	24.7
Special items and provisions	$—	—	(0.5)	—	—	(0.5)
Six Months Ended 2002 (as restated)
Copper production (thousand short tons):
Total production	207.4	76.9	3.9	31.7	32.8	352.7
Less minority participants’ shares	31.1	—	—	10.5	—	41.6

Net Phelps Dodge share	176.3	76.9	3.9	21.2	32.8	311.1

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	176.3	89.9	7.8	21.1	32.9	328.0
Purchased copper	—	—	—	—	—	—

Total copper sales	176.3	89.9	7.8	21.1	32.9	328.0

($ in millions)
Operating income (loss)	$24.7	0.2	(8.3)	7.0	(1.1)	22.5
Special items and provisions	$—	—	—	—	—	—

Refer to segment discussion on pages 41 through 45.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 41 and 42 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines

	Candelaria	Cerro Verde	El Abra	Subtotal

Six Months Ended 2003
Copper production (thousand short tons):
Total production	112.5	49.4	115.0	276.9
Less minority participants’ shares	22.5	—	56.3	78.8

Net Phelps Dodge share	90.0	49.4	58.7	198.1

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	88.4	49.5	60.0	197.9
Purchased copper	17.4	—	7.3	24.7

Total copper sales	105.8	49.5	67.3	222.6

($ in millions)
Operating income (loss)	$36.7	16.1	10.8	63.6
Special items and provisions	$—	—	—	—
Six Months Ended 2002 (as restated)
Copper production (thousand short tons):
Total production	110.2	46.5	128.7	285.4
Less minority participants’ shares	22.0	—	63.0	85.0

Net Phelps Dodge share	88.2	46.5	65.7	200.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	89.7	46.6	68.6	204.9
Purchased copper	22.8	—	23.6	46.4

Total copper sales	112.5	46.6	92.2	251.3

($ in millions)
Operating income (loss)	$33.4	13.6	0.7	47.7
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 41 through 45.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 41 and 42 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

Six Months Ended 2003
Copper production (thousand short tons):
Total production	—	4.0	—	636.0
Less minority participants’ shares	—	0.8	—	116.3

Net Phelps Dodge share	—	3.2	—	519.7

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	3.3	—	530.3
Purchased copper	—	153.7	—	178.4

Total copper sales	—	157.0	—	708.7

Molybdenum production (thousand pounds):
Primary — Henderson	10,614	—	—	10,614
By-product	14,014	—	—	14,014

Total production	24,628	—	—	24,628

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	27,299	—	—	27,299
Purchased molybdenum	3,632	—	—	3,632

Total molybdenum sales	30,931	—	—	30,931

($ in millions)
Operating income (loss)	$0.5	15.0	(42.3)	61.5
Special items and provisions	$—	—	—	(0.5)
Six Months Ended 2002 (as restated)
Copper production (thousand short tons):
Total production	—	0.4	—	638.5
Less minority participants’ shares	—	0.1	—	126.7

Net Phelps Dodge share	—	0.3	—	511.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	0.3	—	533.2
Purchased copper	—	174.1	—	220.5

Total copper sales	—	174.4	—	753.7

Molybdenum production (thousand pounds):
Primary — Henderson	9,529	—	—	9,529
By-product	11,455	—	—	11,455

Total production	20,984	—	—	20,984

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	24,104	—	—	24,104
Purchased molybdenum	5,366	—	—	5,366

Total molybdenum sales	29,470	—	—	29,470

($ in millions)
Operating income (loss)	$0.2	(2.7)	(2.2)	65.5
Special items and provisions	$—	—	34.7	34.7

Refer to segment discussion on pages 41 through 45.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 41 and 42 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 36 percent of their copper to the Manufacturing and Sales segment in each of the second quarters of 2003 and 2002. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

U.S. Mining Operations*
Unaffiliated customers	$449.2	485.5
Intersegment elimination	(56.3)	(94.5)

	392.9	391.0

South American Mines**
Unaffiliated customers	99.0	96.0
Intersegment	56.3	94.5

	155.3	190.5

Primary Molybdenum
Unaffiliated customers	93.4	63.0
Intersegment	—	—

	93.4	63.0

Total PDMC
Unaffiliated customers	$641.6	644.5

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

U.S. Mining Operations*
Unaffiliated customers	$927.7	941.8
Intersegment elimination	(128.0)	(156.4)

	799.7	785.4

South American Mines**
Unaffiliated customers	199.6	190.1
Intersegment	128.0	156.4

	327.6	346.5

Primary Molybdenum
Unaffiliated customers	169.3	124.3
Intersegment	—	—

	169.3	124.3

Total PDMC
Unaffiliated customers	$1,296.6	1,256.2

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     U.S. Mines, Other Mining and Manufacturing and Sales Segments — Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales decreased $36.3 million, or 7 percent, in the 2003 second quarter compared with the 2002 second quarter. This decrease primarily was due to lower copper sales volumes (approximately $42 million) and lower precious metals sales (approximately $3 million); partially offset by higher average copper prices (approximately $8 million).

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales decreased $14.1 million, or 2 percent, in the first six months of 2003 compared with the corresponding 2002 period. This decrease primarily was due to lower copper sales volumes (approximately $52 million) and lower precious metals sales (approximately $3 million); partially offset by higher average copper prices (approximately $37 million).

     South American Mines Segments — Sales

     South American Mines sales and other operating revenues to unaffiliated customers increased $3.0 million, or 3 percent, in the 2003 second quarter compared with the 2002 second quarter. This increase primarily was due to higher realized copper prices (approximately $10 million) and higher precious metals sales (approximately $3 million); partially offset by lower sales volumes of copper (approximately $10 million).

     South American Mines sales and other operating revenues to unaffiliated customers increased $9.5 million, or 5 percent, in the first six months of 2003 compared with the corresponding 2002 period. This increase primarily was due to higher realized copper prices (approximately $13 million) and higher precious metals sales (approximately $3 million); partially offset by lower sales volumes of copper (approximately $7 million).

     Primary Molybdenum Segment — Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $30.4 million, or 48 percent, in the 2003 second quarter compared with the 2002 second quarter. This increase primarily was due to higher average molybdenum prices (approximately $24 million) and higher sales volumes of molybdenum (approximately $6 million).

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $45.0 million, or 36 percent, in the first six months of 2003 compared with the corresponding 2002 period. This increase primarily was due to higher average molybdenum prices (approximately $39 million) and higher sales volumes of molybdenum (approximately $6 million).

Operating Income (Loss) for Copper (U.S. and South America) and Molybdenum

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital of PDMC’s segments that may not be necessarily reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the segment information reflects management’s determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

		(As Restated)
U.S. Mining Operations*	$(2.0)	17.5
South American Mines**	27.4	20.2
Primary Molybdenum	0.4	0.5

Total PDMC	$25.8	38.2

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
U.S. Mining Operations*	$(2.6)	17.6
South American Mines**	63.6	47.7
Primary Molybdenum	0.5	0.2

Total PDMC	$61.5	65.5

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

     U.S. Mining Operations — Operating Income (Loss)

     U.S. Mining Operations reported an operating loss of $2.0 million in the 2003 second quarter, compared with operating income of $17.5 million in the 2002 second quarter including $20.9 million of special, net pre-tax gains.

     U.S. Mining Operations reported an operating loss of $2.6 million for the first six months of

2003, compared with operating income of $17.6 million in the corresponding 2002 period including $34.7 million of special, net pre-tax gains. (Refer to the separate discussion of PDMC’s segments below for further detail.)

Note: Supplemental Data

     The following table summarizes U.S. Mining Operations special items for 2003 and 2002 and the resultant losses excluding these special items:

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

		(As Restated)
Special, pre-tax items	$(0.5)	20.9
Segment operating losses excluding special items	$(1.5)	(3.4)

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

		(As Restated)
Special, pre-tax items	$(0.5)	34.7
Segment operating losses excluding special items	$(2.1)	(17.1)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Morenci Segment — Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathode. We own an 85 percent interest in Morenci and apply the proportional consolidation method of accounting. Operating income of $4.9 million in the 2003 second quarter decreased $8.0 million compared with the 2002 second quarter, primarily due to higher cost of copper production (approximately $8 million) primarily due to higher energy costs.

     Operating income of $17.3 million for the first six months of 2003 decreased $7.4 million compared with the corresponding 2002 period, primarily due to higher cost of copper production (approximately $13 million) primarily due to higher energy costs; partially offset by higher average copper prices (approximately $4 million).

     Bagdad/Sierrita Segment — Operating Income

     Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates. Since January 2002, the Bagdad and Sierrita mines have been producing between 50 and 70 percent of their capacity due to the economic environment. The 2003 second quarter operating income of $18.3 million increased $13.8 million compared with the 2002 second quarter, primarily due to lower cost of copper production (approximately $13 million) and higher copper sales volumes (approximately $1 million). The lower cost of copper production of $13 million was primarily due to higher molybdenum credits resulting from higher molybdenum prices and volumes (approximately $19 million); partially offset by an unfavorable change in heap leach and work-in-process inventory ($1 million), and higher electricity costs (approximately $3 million).

     Operating income of $25.0 million for the first six months of 2003 increased $24.8 million compared with the corresponding 2002 period, primarily due to lower cost of copper production (approximately $25 million) and higher average copper prices (approximately $2 million). The lower cost of copper production of $25 million was primarily due to higher molybdenum credits resulting from higher molybdenum prices and volumes (approximately $28 million), partially offset by higher electricity costs (approximately $4 million).

     On April 28, 2003, the Company announced its copper concentrate-leaching demonstration plant at Bagdad, Arizona, had been commissioned ahead of schedule. It is now operating at design capacity. The Bagdad plant is the first commercial facility in the world to use pressure leaching to treat chalcopyrite concentrates. The new technology should make it more economical to recover copper from chalcopyrite ores, which accounts for approximately 70 percent of the world’s known copper reserves. Our immediate plans are to continue in the present mode of operation until the economic viability of the process is proven. Once we have completed this demonstration, we will be ready for larger scale commercial application where appropriate.

     Miami/Bisbee Segment — Operating Loss

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. Since January 2002, the Miami mine and refinery were closed temporarily due to the economic environment. The Bisbee precipitation operation is located in southern Arizona. The 2003 second quarter operating loss of $3.1 million decreased $0.7 million compared with the 2002 second quarter, primarily due to lower cost of copper production (approximately $1 million) resulting from higher production and lower depreciation expense (approximately $1 million).

     The operating loss of $3.8 million for the first six months of 2003 decreased $4.5 million compared with the corresponding 2002 period, primarily due to lower cost of copper production (approximately $6 million) resulting from higher production (approximately $4 million) and lower depreciation expense (approximately $2 million).

     Chino/Cobre Segment — Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores. We own a two-thirds partnership interest in Chino and apply the proportional consolidation method of accounting. Since January 1, 2002, the Chino mine and smelter were closed temporarily; however, residual leaching has continued. Our wholly owned Cobre mine, which is adjacent to the Chino mine, has been on care-and-maintenance status since late 1998. The 2003 second quarter operating loss of $2.8 million increased $4.1 million compared with the 2002 second quarter, primarily due to lower copper sales volumes (approximately $1 million), higher cost of copper production (approximately $3 million) due to lower production from lower leach solution grades and flow rates (approximately $2 million) and higher electricity costs (approximately $1 million).

     The operating loss of $4.9 million for the first six months of 2003 increased $11.9 million compared with the corresponding 2002 period, primarily due to lower copper sales volumes (approximately $4 million), higher cost of copper production (approximately $7 million) due to lower production from lower leach solution grades and flow rates (approximately $6 million) and higher electricity costs (approximately $3 million); partially offset by lower closure expense (approximately $1 million) and lower operating costs (approximately $1 million).

     Tyrone Segment — Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, primarily mines copper oxide ore. It produces electrowon copper cathode. The 2003 second quarter operating loss of $4.5 million increased $5.1 million compared with the 2002 second quarter, due to higher cost of copper production (approximately $5 million). The higher cost of copper production included an unfavorable change in heap leach and work-in-process inventory (approximately $8 million) and higher depreciation (approximately $1 million); partially offset by lower closure expense from the adoption of SFAS No. 143 (approximately $3 million).

     The operating loss of $8.9 million for the first six months of 2003 increased $7.8 million compared with the corresponding 2002 period, due to higher cost of copper production (approximately $9 million); partially offset by higher average copper prices (approximately $1 million). The higher cost of copper production included an unfavorable change in heap leach and work-in-process inventory (approximately $19 million); partially offset by lower costs associated with mine plan changes (approximately $4 million) and lower closure expense from the adoption of SFAS No. 143 (approximately $6 million).

     South American Mines — Operating Income

     South American Mines reported operating income in the 2003 second quarter of $27.4 million, compared with operating income of $20.2 million in the 2002 second quarter.

     South American Mines reported operating income of $63.6 million for the first six months of 2003, compared with operating income of $47.7 million for the first six months of 2002.

     (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Candelaria Segment — Operating Income

     The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. Operating income of $13.6 million in the 2003 second quarter increased $0.4 million compared with the 2002 second quarter, primarily due to higher average realized prices ($2 million) and lower unit cost of copper production (approximately $2 million); partially offset by lower copper sales volumes (approximately $3 million).

     Operating income of $36.7 million for the first six months of 2003 increased $3.3 million compared with the corresponding 2002 period, primarily due to lower cost of copper production ($4 million) resulting from a higher copper ore grade (approximately $1 million) and lower downstream rates (approximately $3 million).

     Cerro Verde Segment — Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathode. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate and show the minority interest. The 2003 second quarter operating income of $8.6 million increased $1.8 million from the 2002 second quarter, primarily due to higher average copper prices (approximately $1 million) and lower cost of copper production (approximately $1 million) primarily due to higher production.

     Operating income of $16.1 million for the first six months of 2003 increased $2.5 million from the corresponding 2002 period, primarily due to higher average copper prices (approximately $3 million) and higher copper sales volumes (approximately $1 million); partially offset by higher cost of copper production (approximately $1 million) primarily due to the change in heap leach and work-in-process inventory.

     El Abra Segment — Operating Income

     The El Abra open-pit mine is located in northern Chile and produces electrowon copper cathode. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. The remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. The 2003 second quarter operating income of $5.2 million increased $5.0 million from the 2002 second quarter, primarily due to higher average copper prices (approximately $3 million) and lower cost of copper production (approximately $2 million) primarily comprising lower electricity costs (approximately $1 million).

     Operating income of $10.8 million for the first six months of 2003 increased $10.1 million from the corresponding 2002 period, primarily due to higher average copper prices (approximately $6 million) and lower cost of copper production (approximately $4 million) primarily comprising a favorable change in heap leach and work-in-process inventory (approximately $8 million) and lower energy costs (approximately $2 million); partially offset by higher depreciation expense (approximately $2 million) and lower production levels (approximately $2 million).

     Primary Molybdenum — Operating Income (Loss)

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

     Primary Molybdenum operations reported operating income in the 2003 second quarter of $0.4 million, compared with operating income of $0.5 million in the second quarter of 2002. The 2003 second quarter decrease of $0.1 million primarily was due to higher average molybdenum prices (approximately $24 million), essentially offset by higher mining costs (approximately $3 million), higher costs of third-party purchases and by-product molybdenum (approximately $18 million), higher shutdown expenses (approximately $2 million) and higher marketing costs (approximately $1 million).

     Primary Molybdenum operations reported operating income of $0.5 million for the first six months of 2003, compared with operating income of $0.2 million for the first six months of 2002. The increase of $0.3 million primarily was due to higher average molybdenum prices (approximately $39 million); offset by higher production costs (approximately $10 million), higher costs of third-party purchases and by-product molybdenum (approximately $26 million), higher shutdown expenses (approximately $2 million) and lower tolling profits (approximately $1 million). The higher production costs primarily resulted from higher mining (approximately $5 million), conversion cost (approximately $3 million), and energy costs (approximately $1 million).

     PDMC — Other Matters

     We have approximately 700 million to 760 million pounds of curtailed annual copper production capacity (100 percent basis), depending on near-term mine plans, that could be brought to market. At the end of the 2003 second quarter, such capacity approximated 705 million pounds (660 million pounds, in the United States and 45 million pounds internationally). This curtailed capacity is located at eight of our mine sites, all with existing infrastructures. Approximately 605 million to 665 million pounds of this curtailed annual capacity is located at our active mine sites and approximately 95 million pounds is located at inactive sites (50 million at Cobre and 45 million at Ojos del Salado).

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

     Our current annual molybdenum production is approximately 51 million pounds (approximately 23 million pounds from primary mines and 28 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $36 million (subject to any negotiated limitations in outstanding customer agreements).

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on June 30, 2003.

PDMC — New Mexico Reclamation

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

     Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also has appealed. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing, and may be issued by NMED at any time.

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

     The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $394 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period, including the cost of technical studies required under the permit. The Company’s two-thirds share of NMED’s $394 million estimate is approximately $263 million and our joint venture partner’s cost share is approximately $131 million. We estimate total costs for Chino Mines Company to achieve the closure standards required by NMED to be approximately $264 million (100 percent basis); that estimate is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $176 million and our joint venture partner’s cost share is approximately $88 million. At June 30, 2003, and December 31, 2002, we had accrued approximately $18 million and $8 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

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

     Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $288 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At June 30, 2003, and December 31, 2002, we had accrued closure costs of approximately $60 million and $27 million, respectively, at Tyrone and approximately $6 million and $2 million, respectively, at Cobre.

     Following NMED’s issuance of the closure permits, Chino, Cobre and Tyrone are required to submit proposals for financial assurance based upon the permit requirements and subject to NMED’s approval. Under the proposed closure permit terms, the amount of financial assurance may be based upon the net present value (NPV) of the estimated cost for a third-party to implement the plan, using discount and escalation rates specified in the permit. These amounts are expected to be substantially lower than the undiscounted and unescalated cost estimates. For example, based upon the cost estimate approved by NMED, the financial assurance amount for Chino could be approximately $191 million. This amount is based on annual escalation rates of approximately 3.2 percent for long-term water treatment costs and approximately 3.6 percent for other costs and discount rates of 5 percent for years one through 12 of the plan and 8 percent for years 13 through 100.

     NMMAR requires that financial assurance for a closeout plan be approved and put in place before MMD can approve the closeout plan. Chino and Tyrone have provided approximately $56 million and $58 million of financial assurance in the form of surety bonds, respectively, to NMED under the terms of several discharge permits. The closure and financial assurance requirements of these permits have been superseded by the recently issued NMED closure permits. Consequently, the Company has advised NMED that this financial assurance should be terminated and replaced by new financial assurance under the terms of the new closure permits. Chino and Tyrone have submitted financial assurance proposals in accordance with the schedules under their NMED closure permit proposing financial assurance primarily in the form of corporate performance guarantees from the Company. Cobre also has approximately $2 million of financial assurance in place held jointly by NMED and MMD. Following NMED’s issuance of the closure permits, and prior to MMD’s approval of the closeout plans, Chino, Tyrone and Cobre will be required to provide substantial amounts of additional financial assurance to cover the amounts of the approved cost estimates. Hidalgo currently has provided financial assurance in the amount of approximately $11 million under its discharge permit.

     In late May 2003, the Company and the state announced an agreement on a framework for the Company to provide financial assurance for Chino, Tyrone and Cobre under both NMMAR and WQCC Regulations. Under this agreement, the Company will provide financial assurance based upon the NPV of the cost estimates in a total amount of approximately $484 million. Initially, approximately 70 percent of this amount will be covered by a corporate performance guarantee. At least $50 million will be provided in the form of trust funds, increasing to at least $75 million after five years. The balance will be provided as collateral, including liens on certain owned parcels of non-mining real estate located in New Mexico. In addition, the Company will expend at least $30 million on accelerated closure and reclamation work over the next 10 years. The amount of the guarantee will be reduced to approximately 64 percent by the amount of accelerated reclamation performed. Finalization of the financial assurance is subject to completion of the permitting process, including additional public comment and hearings. MMD also has proposed some changes to NMMAR for consideration by the Mining Commission, which could affect the final financial assurance package.

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

     (Unaudited; $ in millions)

	Second Quarter

	2003	2002

Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$166.1	140.5
Wire and Cable	154.5	181.8

	$320.6	322.3

Operating income:
Specialty Chemicals	$15.0	17.0
Wire and Cable	3.5	3.3

	$18.5	20.3

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$328.2	269.8
Wire and Cable	315.4	359.3

	$643.6	629.1

Operating income:
Specialty Chemicals	$29.1	30.2
Wire and Cable	6.9	6.1

	$36.0	36.3

     PDI — Sales

     PDI reported sales to unaffiliated customers of $320.6 million in the 2003 second quarter, compared with $322.3 million in the 2002 second quarter. The decrease of $1.7 million was due to lower sales volumes of wire and cable as a result of reduced demand stemming from continuing global economic uncertainty (approximately $27 million). This decrease was mostly offset by higher specialty chemicals sales resulting primarily from higher average unit selling prices worldwide (approximately $23 million) due to higher feedstock-related increases.

     PDI reported sales to unaffiliated customers of $643.6 million for the first six months of 2003, compared with $629.1 million in the corresponding 2002 period. The increase of $14.5 million was due to higher specialty chemicals sales resulting from higher sales volumes (approximately $8 million) and higher average unit selling prices worldwide (approximately $51 million) due to general market increases and higher feedstock-related increases. This increase was partially offset by lower sales volumes of wire and cable as a result of reduced demand stemming from continuing global economic uncertainty (approximately $44 million).

     PDI — Operating Income

     PDI reported operating income of $18.5 million in the 2003 second quarter, compared with $20.3 million in the 2002 second quarter.

     PDI reported operating income of $36.0 million for the first six months of 2003, including a special, net pre-tax gain of $3.2 million, compared with operating income of $36.3 million in the corresponding 2002 period.

     (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

     The following table summarizes PDI’s special items for the second quarter and first six months of 2003 and 2002 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	Second Quarter

	2003	2002

Operating income	$18.5	20.3
Special, pre-tax items	—	—

Segment operating earnings excluding special items	$18.5	20.3

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

Operating income	$36.0	36.3
Special, pre-tax items	3.2	—

Segment operating earnings excluding special items	$32.8	36.3

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Special items and provisions in operating income were as follows:

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

Termination of a foreign postretirement benefit plan	$3.2	—

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Specialty Chemicals — Operating Income

     Specialty Chemicals reported operating income in the 2003 second quarter of $15.0 million, compared with $17.0 million in the 2002 second quarter. The 2003 second quarter decrease of $2.0 million primarily was due to feedstock and natural gas cost increases, lower sales volumes and the timing of plant turnarounds (approximately $32 million), partially offset by favorable sales revenues primarily from higher average unit selling prices worldwide (approximately $28 million) due to higher feedstock-related increases and Quest for Zero improvements of approximately $1 million.

     Specialty Chemicals reported operating income of $29.1 million for the first six months of 2003 including a special, net pre-tax gain of $3.2 million, compared with operating income of $30.2 million for the first six months of 2002. The decrease of $1.1 million was minimized due to a special, pre-tax gain of $3.2 million that resulted from the termination of a foreign postretirement benefit plan and Quest for Zero improvements of approximately $4 million. In addition, feedstock and natural gas cost increases and the timing of plant turnarounds for specialty chemical operations (approximately $61 million) were mostly offset by favorable sales revenues primarily from higher average unit selling prices worldwide (approximately $51 million) due to higher feedstock-related increases.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ special items for the first six months of 2003 and 2002 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	Six Months Ended
	June 30,

	2003	2002

Special, pre-tax items	$3.2	—
Segment operating earnings excluding special items	$25.9	30.2

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Wire and Cable — Operating Income

     Wire and Cable reported operating income in the 2003 second quarter of $3.5 million, compared with $3.3 million in the 2002 second quarter. Wire and Cable’s sales decreased $27.3 million as a result of reduced demand stemming from continuing global economic uncertainty, and operating costs decreased $27.5 million including Quest for Zero improvements of approximately $1 million. There were no special items in either quarter.

     Wire and Cable reported operating income of $6.9 million for the first six months of 2003, compared with $6.1 million for the first six months of 2002. Wire and Cable’s sales decreased $43.9 million as a result of reduced demand stemming from continuing global economic uncertainty, and operating costs decreased $44.8 million including Quest for Zero improvements of approximately $4 million. There were no special items in either six months ended June 30, 2003 and 2002.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Selling and General Administrative Expense

     Our selling and general administrative expense increased $6.0 million and $6.5 million, respectively, for the three- and six-month periods ended June 30, 2003, compared with the corresponding 2002 periods. The increases primarily resulted from higher legal fees associated with the RAG settlement, SEC reviews and other legal matters.

     Exploration and Research Expense

     Our net exploration and research expense was $12.9 million in the 2003 second quarter, compared with $9.2 million in the 2002 second quarter. The increase primarily resulted from slightly higher PDMC research expense (approximately $2 million) and exploration expense ($2 million).

     Net exploration and research expense was $22.5 million for the first six months of 2003, compared with $17.9 million in the corresponding 2002 period. The increase primarily resulted from slightly higher PDMC research expense (approximately $3 million) and exploration expense (approximately $1 million).

     Interest Expense

     Interest expense decreased $12.2 million in the 2003 second quarter, compared with the 2002 second quarter. The decrease in the 2003 second quarter primarily was attributable to reductions related to the payoff of long-term debt (approximately $10.0 million) and project financing in 2002 (approximately $2.8 million).

     Interest expense decreased $29.0 million for the first six months of 2003, compared with the corresponding 2002 period. The decrease was primarily attributable to reductions related to the payoff of long-term debt (approximately $23.8 million) and project financing in 2002 (approximately $5.9 million).

     Miscellaneous Income (Expense), Net

     Miscellaneous income (expense), net, increased $12.6 million in the 2003 second quarter compared with the 2002 second quarter. The increase for the 2003 second quarter resulted primarily from the gain on sale of a cost-basis wire and cable investment ($6.4 million), mark-to-market benefits on non-qualified pension plan assets ($4.0 million), and foreign currency exchange gains ($2.1 million); partially offset by higher shutdown expenses ($1.9 million).

     Miscellaneous income (expense), net, increased $11.5 million for the first six months of 2003 compared with the corresponding 2002 period. The increase resulted primarily from the gain on sale of a cost-basis wire and cable investment ($6.4 million), mark-to-market benefits on non-qualified pension plan assets ($3.5 million), and foreign currency exchange gains ($2.9 million); partially offset by higher shutdown expenses ($3.8 million).

     Benefit (Provisions) for Taxes on Income

     The Company’s income tax provision for the 2003 second quarter principally resulted from (i) taxes on earnings at international operations ($12.2 million) that cannot be offset by losses at domestic operations and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million). The Company’s income tax provision for the six months ended June 30, 2003, primarily comprised the following: (i) taxes on earnings at international operations ($26.3 million) that cannot be offset by losses at domestic operations and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million).

     The Company’s income tax provision for the 2002 second quarter, primarily comprised the following: (i) a $21.9 million benefit recognized for the second quarter 2002 net operating losses that, based on the March enactment of the Job Creation and Worker Assistance Act of 2002, may be carried back to recover prior years’ taxes paid; (ii) a $13.0 million benefit for release of deferred taxes previously provided with regard to Plateau Mining Corporation; and (iii) a $4.1 million expense for taxes on earnings at international operations. The Company’s income tax benefit for the six months ended June 30, 2002, principally comprised the following items: (i) a $38.5 million tax benefit associated with the carryback of 2001 net operating losses that, based on the new tax legislation, may also be carried back to recover prior years’ taxes paid; (ii) a $34.8 million benefit recognized for the first half of 2002 net operating losses, based on the new tax legislation; (iii) a $15.8 million expense for taxes on earnings at international operations; and (iv) a $13.0 million benefit for release of deferred taxes previously provided.

     The Company completed its 2002 federal income tax return in June 2003 and filed for a $67.5 million tax refund, which was received in July 2003.

     Cumulative Effect of Accounting Change

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset’s carrying value and will subsequently be depreciated over the asset’s useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded an increase to our closure and reclamation reserve of approximately $2.5 million, net, an increase to our mining properties assets of approximately $12.2 million and a cumulative gain of $8.4 million, net of deferred taxes. For the three and six months ended June 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $8 million, or 9 cents per common share, and $11 million, or 12 cents per common share, respectively.

     The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

(Unaudited; $ in millions)

		SFAS	January 1,
	December 31,	No. 143	2003
	2002	Adoption	After
	As Reported*	Impact	Adoption

Mining properties	$907.4	63.8 **	971.2
Mining properties accumulated depreciation	(197.1)	(53.2)	(250.3)

Net mining properties assets	$710.3	10.6	720.9

Intangibles	$439.5	3.6 **	443.1
Intangibles — accumulated amortization	(93.6)	(2.0)	(95.6)

	$345.9	1.6	347.5

Asset retirement obligation liability	$138.6	10.4 ***	149.0

*	Reflects the reclassification of mining concessions from property, plant and equipment, net to intangible assets (refer to Note 3, Reclassification of Intangible Assets, for further discussion).

**	Amounts include $84.0 million and $7.5 million of additions related to recording an asset retirement cost, offset by $20.2 million and $3.9 million to reclassify amounts recognized as ore reserves in purchase accounting.

***	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

     The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

(Unaudited; $ in millions except per share data)

Three Months
Ended
June 30, 2002

Loss before cumulative effect of accounting change as reported	$(34.3)
Reduced cost of products sold, net of tax	4.5
Additional depreciation expense, net of tax benefit	(0.5)

Pro forma loss before cumulative effect of accounting change	$(30.3)

Loss per common share before cumulative effect of accounting change:
Basic and diluted — as reported	$(0.46)
Basic and diluted — pro forma	$(0.41)
Net loss as reported	$(34.3)
Pro forma net loss	$(30.3)
Loss per common share:
Basic and diluted — as reported	$(0.46)
Basic and diluted — pro forma	$(0.41)

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,

	2003	2002

Loss before cumulative effect of accounting change as reported	$(38.6)	(36.2)
Reduced cost of products sold, net of tax	—	9.3
Additional depreciation expense, net of tax benefit	—	(1.0)

Pro forma loss before cumulative effect of accounting change	$(38.6)	(27.9)

Loss per common share before cumulative effect of accounting change:
Basic and diluted — as reported	$(0.51)	(0.48)
Basic and diluted — pro forma	$(0.51)	(0.38)
Net loss as reported	$(30.2)	(59.1)
Pro forma net loss	$(38.6)	(50.8)
Loss per common share:
Basic and diluted — as reported	$(0.42)	(0.77)
Basic and diluted — pro forma	$(0.51)	(0.67)

     The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

(Unaudited; $ in millions)

Pro forma asset retirement obligation liability – January 1, 2002	$138.1
Pro forma asset retirement obligation liability – December 31, 2002	$149.0

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

     Subsequently, the Company completed its annual goodwill impairment test as of December 31, 2002, with no additional impairments. The Company will continue to test its goodwill annually as of December 31 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, and six months ended June 30, 2003, are as follows:

(Unaudited; $ in millions)

	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2001	$88.5	54.6	143.1
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Foreign currency translation adjustments	(19.4)	—	(19.4)

Balance as of December 31, 2002	69.1	21.6	90.7
Foreign currency translation adjustments	8.9	—	8.9

Balance as of June 30, 2003	$78.0	21.6	99.6

CHANGES IN FINANCIAL CONDITION

     Working Capital

     During the first six months of 2003, net working capital balances (excluding cash and cash equivalents and debt) increased $102.6 million. This increase resulted primarily from:

•	a $101.0 million increase in accounts receivable primarily due to higher molybdenum sales volumes and realizations (approximately $18 million), higher rod sales due to seasonal demand patterns (approximately $22 million), the timing of copper receivable collections (approximately $14 million), higher Specialty Chemicals sales volumes and prices (approximately $26 million), higher Wire and Cable sales volumes (approximately $2 million) and the timing of their receivable collections (approximately $7 million), and higher net accounts receivable in the securitization program (approximately $5 million); and

•	a $46.2 million decrease in accounts payable and accrued expenses primarily due to the payment for an historic Cyprus Amax lawsuit and arbitration award ($48.6 million); partially offset by

•	a $29.4 million decrease in mill and leach stockpiles and inventories due to higher copper sales (approximately $22 million), higher molybdenum sales (approximately $8 million), and lower current mill and leach stockpiles (approximately $16 million); partially offset by an increase in Wire and Cable’s inventory primarily due to inventories being low at year-end (approximately $15 million); and

•	a $12.6 million increase in accrued income taxes due to higher foreign taxes.

     Debt

     At June 30, 2003, our total debt was $2,061.1 million, compared with $2,110.6 million at year-end 2002. Our ratio of debt to total capitalization was 41.6 percent and 42.3 percent at June 30, 2003, and December 31, 2002, respectively.

     In May 2003, the Company terminated $375 million of fixed-to-floating interest rate swaps associated with corporate debt maturing in 2005 and 2007. In the second quarter 2003, we received cash proceeds of $35.9 million; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method.

     As of June 30, 2003, the Company had no borrowings under its $1 billion revolving credit facility that is available, provided compliance with covenant requirements, until its scheduled maturity on May 10, 2005.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) Opinion No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As a result of this Statement being adopted by the Company on January 1, 2003, we will reclassify the third quarter 2002 extraordinary item for debt extinguishment to recurring operations in our Form 10-Q filing for the quarter ended September 30, 2003.

     Capital Expenditures and Investments

     Capital expenditures and investments for the first six months of 2003 were $37.0 million for PDMC, $16.4 million for PDI and $23.9 million for other Corporate-related activities. Capital expenditures and investments for the first six months of 2002 were $38.1 million for PDMC, $9.5 million for PDI and $3.2 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2003 to approximate $200 million, comprising approximately $110 million for PDMC, approximately $60 million for PDI, and approximately $30 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

     Dividends

     For the first six months of 2003, Phelps Dodge has declared quarterly dividends of $3.375 per mandatory convertible preferred share amounting to $6.8 million.

     Other Matters

     Based on recent discussions with the Staff of the Securities and Exchange Commission regarding the balance sheet classification of certain mining concessions, primarily mining concessions containing proven and probable ore reserves and mineralized material at the Company’s South American mines, the Company has reclassified such mining concessions from “Property, plant and equipment, net” to “Intangible assets.” Additionally, previously reported historical amounts have been reclassified for comparative purposes. Refer to Note 3 for further discussion.

     On July 11, 2003, Phelps Dodge amended its Form S-3 to combine the outstanding $150 million outstanding shelf registration into a new $750 million shelf registration. On July 15, 2003, this shelf registration statement was declared effective by the SEC.

     Contractual Obligations

     The following tables summarize Phelps Dodge’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of June 30, 2003, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2002:

     Debt and Take-or-Pay Contracts as of June 30, 2003:

(Unaudited; $ in millions)

	Less Than

	Total	1 Year	1-3 Years

Short-term debt	$61.5	61.5	—
Long-term debt	1,999.6	134.7	536.6
Take-or-pay contracts	604.4	167.1	205.6

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	275.4	1,052.9
Take-or-pay contracts	129.2	102.5

     Our take-or-pay contracts primarily include contracts for electricity ($284.7 million), contracts for petroleum-based feedstock for conversion into carbon black ($162.7 million), contracts for natural gas ($35.8 million), and transportation and port fee commitments ($45.6 million). Approximately 81 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily to our carbon black operation in Brazil. Transportation obligations total $32.8 million for exporting cathode produced at El Abra and Cerro Verde and copper in concentrate at Candelaria and for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of $12.8 million.

     Guarantees

     In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no such guarantees issued in the first six months of 2003.

     Other Items that May Affect Liquidity

     New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering the future cost of reclamation. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund future reclamation costs identified in an approved reclamation plan. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade albeit at the lowest level in that category. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

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

     Diesel Fuel and Natural Gas Price Protection Programs

     We purchase significant quantities of diesel fuel and natural gas to operate our facilities as an input to the manufacturing process and as input for electricity generation and copper refining.

To reduce the Company’s exposure to price increases in these energy products, the Company enters into energy price protection programs. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of out-of-the-money (OTM) call option contracts and fixed-price swaps. The OTM call option contracts give the holder the right, but not the obligation, to purchase a specific commodity (diesel fuel or natural gas) at a pre-determined price, or “strike price.” OTM call options are options that have a “strike price” above the current market price for that commodity. Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company to participate in commodity price reductions below the strike price. Swaps allow us to establish a fixed commodity purchase price for delivery during a specific future period.

     As of June 30, 2003, our domestic mining diesel fuel price protection program, which started in 2000, had outstanding diesel fuel option contracts in place to hedge approximately 32 million gallons of diesel fuel, or 56 percent of our consumption forecast through September 2004. As of June 30, 2002, our domestic diesel fuel price protection program had 20.2 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying forecast diesel fuel purchases.

     As of June 30, 2003, our domestic natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge approximately 2.2 million decatherms of natural gas, or 63 percent of our consumption forecast through October 2003. As of June 30, 2002, our domestic natural gas price protection program had outstanding natural gas option contracts in place to hedge approximately 2.5 million decatherms of natural gas. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or –loss on the underlying forecast natural gas purchases.

     Additionally, as of late July 2003, we had increased our outstanding natural gas option contracts to hedge approximately 11 million decatherms of natural gas, representing 72 percent of consumption forecast through December 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in the Company’s market risk during the first six months of 2003. For additional information on market risk, refer to pages 51 and 93 through 97 of our report on Form 10-K for the year ended December 31, 2002.

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

Part II. Other Information

Item 1. Legal Proceedings

     I.     Reference is made to paragraph XIX of Part II, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2002.

     The Company and Columbian Chemicals Company, together with several other companies, have been named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., filed on January 30, 2003, in the U.S. District Court for the District of Massachusetts, and approximately 12 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants from January 30, 1999, to January 30, 2003. The complaints in these actions, which allege that the defendants fixed the price of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seek treble damages in an unspecified amount and attorneys’ fees. A hearing was held on July 25, 2003, before the Judicial Panel on Multidistrict Litigation on motions to consolidate all these actions in one court; the Court has not yet ruled on the motion. The Company and Columbian Chemicals Company, together with several other companies, have also been named in an action entitled Level Construction, Inc. v. Cabot Corporation, et al., filed in Superior Court of the state of California for the County of San Francisco

(and three other actions also filed in other California Superior Courts) on behalf of a purported class or indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. The complaint alleges similar claims by indirect purchasers under California state law and seeks treble damages in an unspecified amount and attorneys’ fees. The Company believes that all these claims are without merit and intends to defend the lawsuits vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting was held on May 23, 2003. A total of 78,264,691 common shares, or about 87.95 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld

Election of Directors:
Robert N. Burt	76,514,243	1,750,447
Robert D. Krebs	74,441,117	3,823,573
William J. Post	74,112,333	4,152,357
Jack E. Thompson	76,711,151	1,553,539
Jon C. Madonna	74,596,021	3,668,669

	For	Against	Abstain

Approval of the 2003 Stock Option and Restricted Stock Plan	56,649,593	6,897,646	834,303

     There were no broker non-votes included in the results of the election of directors or the approval of the 2003 Stock Option and Restricted Stock Plan.

     The date of the 2004 annual meeting of shareholders was published in the 2003 Proxy Statement as May 5, 2004. The date has subsequently been changed from May 5, 2004, to May 28, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	During the quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K: (i) Current Report on Form 8-K bearing cover date of April 14, 2003, in which the Company reported under Item 9 and 12 that it had issued a press release announcing the rescheduling of the Company’s annual meeting to May 23, 2003; (ii) Current Report on Form 8-K bearing cover date of April 15, 2003, in which the Company reported under Item 7 and 9 that it had furnished Certifications pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002; (iii) Current Report on Form 8-K bearing cover date of April 24, 2003, in which the Company reported under Item 7 and 9 that it had furnished Certification pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002; and (iv) Current Report on Form 8-K bearing cover date of April 29, 2003, in which the Company reported under Item 9 and 12 that it had issued a press release announcing financial results for the quarter ended March 31, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION (Corporation or Registrant)

Date: July 28, 2003	By:	/s/	Stanton K. Rideout

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

July 28, 2003

/s/ J. Steven Whisler

J. Steven Whisler
Chairman, President and Chief Executive Officer

I, Ramiro G. Peru, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phelps Dodge Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those enti-

ties, particularly during the period in which this quarterly report is being prepared;

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

July 28, 2003

/s/ Ramiro G. Peru

Ramiro G. Peru
Senior Vice President and Chief Financial Officer

Index to Exhibits

10.14	The Corporation’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), and forms of: (i) Stock Option Agreement; (ii) Supplement A to Stock Option Agreement; (iii) Supplement B to Stock Option Agreement, (iv) Restricted Stock Letter Agreement; and (v) Restricted Stock Letter Agreement (cliff vesting), each effective May 23, 2003 (SEC File No. 1-82).

Note: Omitted from the filing pursuant to the Instruction to Item 601 (b) (10) are any actual agreement between the Corporation and certain officers under the 2003 Plan, which contain subsequently similar provisions to Exhibit 10.14 above.

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

99.1	Certification of J. Steven Whisler, Chairman, President and Chief Executive Officer of the Company, pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002.