Form 10-Q/A
period 2003-06-30
PHELPS DODGE CORP
filed 2003-07-31
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

-i-

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

-ii-

Explanatory Note

This Form 10-Q/A constitutes Amendment No. 1 to the Registrant’s 10-Q for the fiscal quarter ended June 30, 2003. The following changes are reflected:

(1)	The Section 302 certifications have been filed as Exhibit 31 in the form contained in the SEC’s Release No. 33-8238 and the Section 906 certifications have been furnished as Exhibit 32; and
(2)	Part I, Item 4 has been revised to indicate that management has reviewed the Registrant’s internal disclosure controls and procedures as of the end of the period covered by the report.

There are no other changes to the Registrant’s Form 10-Q, as amended by Amendment No. 1 thereto.

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

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report, and has concluded that the current system of controls and procedures is effective.

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

PHELPS DODGE CORPORATION (Corporation or Registrant)

Date: July 31, 2003	By:	/s/	Stanton K. Rideout

Stanton K. Rideout
Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

*10.14	The Corporation’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), and forms of: (i) Stock Option Agreement; (ii) Supplement A to Stock Option Agreement; (iii) Supplement B to Stock Option Agreement, (iv) Restricted Stock Letter Agreement; and (v) Restricted Stock Letter Agreement (cliff vesting), each effective May 23, 2003 (SEC File No. 1-82).

Note: Omitted from the filing pursuant to the Instruction to Item 601 (b) (10) are any actual agreement between the Corporation and certain officers under the 2003 Plan, which contain subsequently similar provisions to Exhibit 10.14 above.

*11	Computation of per share earnings.

*12	Computation of ratios of total debt to total capitalization.

*15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman, President and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman, President and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Securities and Exchange as an exhibit to the registrant’s Form 10-Q for quarter ended June 30, 2003.