Form 10-Q
period 2003-09-30
PHELPS DODGE CORP
filed 2003-10-29
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Number of Common Shares outstanding at October 27, 2003:  89,345,792 shares.

-i-

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
Signatures
Index to Exhibits
EX-10.14
EX-11
EX-12
EX-15
EX-31
EX-32

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

			Nine Months Ended
	Third Quarter		September 30,

	2003	2002	2003	2002

		(As Restated)*		(As Restated)*
Sales and other operating revenues	$1,031.1	941.2	2,971.3	2,826.5

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	825.0	790.6	2,419.3	2,361.0
Depreciation, depletion and amortization	103.1	101.9	311.9	307.9
Selling and general administrative expense	34.6	26.8	103.1	88.8
Exploration and research expense	12.2	10.7	34.7	28.6
Special items and provisions, net (see Note 5)	9.4	23.2	9.6	49.7

	984.3	953.2	2,878.6	2,836.0

Operating income (loss)	46.8	(12.0)	92.7	(9.5)
Interest expense	(36.9)	(41.4)	(109.9)	(143.4)
Capitalized interest	0.2	—	0.4	—
Early debt extinguishment costs (see Note 6)	—	(31.3)	—	(31.3)
Miscellaneous income (expense), net	2.1	0.9	15.3	2.6

Income (loss) before taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of accounting change	12.2	(83.8)	(1.5)	(181.6)
Benefit (provision) for taxes on income (see Note 10)	(12.0)	31.3	(33.9)	95.8
Minority interests in consolidated subsidiaries	(1.1)	(2.0)	(5.1)	(6.0)
Equity in net earnings of affiliated companies	0.6	0.8	1.6	1.9

Loss before cumulative effect of accounting change	(0.3)	(53.7)	(38.9)	(89.9)
Cumulative effect of accounting change, net of tax of $(1.3) in 2003 and $10.1 in 2002	—	—	8.4	(22.9)

Net loss	$(0.3)	(53.7)	(30.5)	(112.8)
Preferred stock dividends	(3.3)	(3.3)	(10.1)	(5.7)

Loss applicable to common shares	$(3.6)	(57.0)	(40.6)	(118.5)

Average number of common shares outstanding – basic	88.7	88.6	88.6	82.6
Basic loss per common share before cumulative effect of accounting change	$(0.04)	(0.64)	(0.55)	(1.15)
Cumulative effect of accounting change	—	—	0.09	(0.28)

Basic loss per common share	$(0.04)	(0.64)	(0.46)	(1.43)

Average number of common shares outstanding – diluted**	88.7	88.6	88.6	82.6
Diluted loss per common share before cumulative effect of accounting change	$(0.04)	(0.64)	(0.55)	(1.15)
Cumulative effect of accounting change	—	—	0.09	(0.28)

Diluted loss per common share**	$(0.04)	(0.64)	(0.46)	(1.43)

*	Refer to Note 2 to Consolidated Financial Information.

**	Diluted loss per share would have been anti-dilutive if based on fully diluted shares adjusted to reflect the assumed conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Information

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$438.3	349.8
Accounts receivable, less allowance for doubtful accounts (2003 - $15.2; 2002 - $14.1)	480.6	391.1
Mill and leach stockpiles	26.0	48.9
Inventories	378.6	398.5
Supplies	142.5	142.8
Prepaid expenses and other current assets	23.6	26.5
Deferred income taxes	57.5	70.6

Current assets	1,547.1	1,428.2
Investments and long-term receivables	142.7	132.3
Property, plant and equipment, net (see Note 3)	4,677.8	4,813.7
Long-term mill and leach stockpiles	79.6	64.3
Deferred income taxes	7.7	11.0
Goodwill	99.0	90.7
Intangible assets (see Note 3)	327.8	345.9
Other assets and deferred charges	117.9	142.9

	$6,999.6	7,029.0

Liabilities
Current liabilities:
Short-term debt	$48.5	35.2
Current portion of long-term debt	124.4	127.0
Accounts payable and accrued expenses	610.2	609.1
Dividends payable	3.3	3.4
Accrued income taxes	28.6	9.4

Current liabilities	815.0	784.1
Long-term debt	1,847.8	1,948.4
Deferred income taxes	420.1	430.8
Other liabilities and deferred credits	1,010.0	986.8

	4,092.9	4,150.1

Minority interests in consolidated subsidiaries	74.0	65.3

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 89.3 outstanding in 2003 and 88.9 outstanding in 2002	557.8	555.6
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2003 and 2002	2.0	2.0
Capital in excess of par value	1,562.2	1,552.1
Retained earnings	1,132.7	1,173.3
Accumulated other comprehensive loss	(410.7)	(458.5)
Other	(11.3)	(10.9)

	2,832.7	2,813.6

	$6,999.6	7,029.0

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)*
Operating activities
Net loss	$(30.5)	(112.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	311.9	307.9
Deferred income taxes	3.9	(10.9)
Equity earnings, net of dividends received	—	1.2
Special items and provisions	3.2	50.9
Early debt extinguishment costs	—	31.3
Cumulative effect of accounting change	(9.7)	33.0
Changes in current assets and liabilities:
Accounts receivable	(74.4)	0.1
Proceeds (repayments) from sale of accounts receivable	(4.5)	(14.4)
Mill and leach stockpiles	22.9	6.7
Inventories	27.5	68.2
Supplies	1.5	1.3
Prepaid expenses	(2.2)	(7.0)
Interest payable	29.0	16.8
Other accounts payable	15.9	(32.2)
Accrued income taxes	20.4	3.2
Other accrued expenses	(55.5)	(10.1)
Other adjustments, net	(14.2)	(31.9)

Net cash provided by operating activities	245.2	301.3

Investing activities
Capital outlays	(105.5)	(86.5)
Capitalized interest	(0.4)	—
Investment in subsidiaries, net of cash received	(0.8)	(2.0)
Proceeds from asset dispositions	15.1	34.7
Other investing, net	(4.2)	(33.6)

Net cash used in investing activities	(95.8)	(87.4)

Financing activities
Proceeds from issuance of debt	9.5	21.8
Payment of debt	(102.7)	(742.2)
Preferred dividends	(10.1)	(2.4)
Issuance of shares	8.6	592.2
Other financing, net	33.8	(32.8)

Net cash used in financing activities	(60.9)	(163.4)

Increase in cash and cash equivalents	88.5	50.5
Cash and cash equivalents at beginning of period	349.8	386.9

Cash and cash equivalents at end of period	$438.3	437.4

*	Refer to Note 2 to Consolidated Financial Information.

See Notes to Consolidated Financial Information

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity

Balance at December 31, 2002	88.9	$555.6	2.0	$2.0	$1,552.1	$1,173.3	$(458.5)	$(10.9)	$2,813.6
Stock options exercised	0.3	1.6			7.3				8.9
Restricted shares issued/cancelled, net	0.1	0.6			2.8			(0.4)	3.0
Dividends on preferred shares						(10.1)			(10.1)
Comprehensive income (loss):
Net loss						(30.5)			(30.5)
Other comprehensive income (loss), net of tax:
Translation adjustment							42.9		42.9
Net gain on derivative instruments							3.9		3.9
Other investment adjustments							(0.1)		(0.1)
Unrealized gains on securities							1.1		1.1

Other comprehensive income							47.8		47.8

Comprehensive income									17.3

Balance at September 30, 2003	89.3	$557.8	2.0	$2.0	$1,562.2	$1,132.7	$(410.7)	$(11.3)	$2,832.7

See Notes to Consolidated Financial Information

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

	U.S. Mines					South American Mines

		Bagdad/	Miami/	Chino/			Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Candelaria	Verde	El Abra	Molybdenum

Third Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	—	—	—	—	—	40.6	10.5	31.3	101.0
Intersegment	150.0	119.8	7.9	10.6	21.9	35.2	29.0	22.5	—
Depreciation, depletion and amortization	18.4	8.1	2.0	2.1	3.2	10.3	7.2	17.6	5.6
Operating income (loss) before special items and provisions	20.9	23.7	(0.7)	(3.6)	(5.0)	22.4	10.6	7.7	(0.4)
Special items and provisions	(1.1)	—	—	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	19.8	23.7	(0.7)	(4.9)	(5.5)	22.4	10.6	7.7	(0.4)
Assets at September 30	1,028.6	743.0	120.3	300.9	156.3	665.6	421.0	536.8	788.7
Expenditures for segment assets	3.2	1.6	0.1	0.6	0.8	0.9	1.1	(0.9)	3.7

Third Quarter 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.1	—	31.9	9.0	39.4	81.6
Intersegment	129.2	105.6	7.9	12.2	26.7	26.6	22.8	19.8	—
Depreciation, depletion and amortization	20.1	6.8	1.3	3.2	3.1	9.4	7.8	14.9	6.4
Operating income (loss) before special items and provisions	1.2	8.7	(3.6)	0.4	0.9	7.7	4.6	(5.4)	10.7
Special items and provisions	(0.5)	—	(2.3)	(2.5)	—	—	—	—	—
Operating income (loss)	0.7	8.7	(5.9)	(2.1)	0.9	7.7	4.6	(5.4)	10.7
Assets at September 30	1,099.4	752.3	120.4	402.2	148.7	662.7	451.8	528.0	792.5
Expenditures for segment assets	2.5	13.5	0.1	1.3	0.1	0.8	1.2	1.2	2.4

								Corporate,
	Manufactur-		PDMC					Other &
	ing and	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals

Third Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	514.7	6.0	—	704.1	152.0	175.0	327.0	—	1,031.1
Intersegment	80.4	17.8	(463.5)	31.6	—	0.1	0.1	(31.7)	—
Depreciation, depletion and amortization	4.4	2.0	—	80.9	11.4	8.9	20.3	1.9	103.1
Operating income (loss) before special items and provisions	6.2	(17.2)	—	64.6	8.4	5.4	13.8	(22.2)	56.2
Special items and provisions	(0.1)	(2.0)	—	(5.0)	—	0.4	0.4	(4.8)	(9.4)
Operating income (loss)	6.1	(19.2)	—	59.6	8.4	5.8	14.2	(27.0)	46.8
Assets at September 30	493.2	1,486.0	(1,607.1)	5,133.3	745.9	532.0	1,277.9	588.4	6,999.6
Expenditures for segment assets	3.2	1.6	—	15.9	7.6	3.6	11.2	1.9	29.0

Third Quarter 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	460.8	6.5	—	629.3	138.5	173.4	311.9	—	941.2
Intersegment	98.0	13.4	(428.6)	33.6	—	0.1	0.1	(33.7)	—
Depreciation, depletion and amortization	6.1	0.6	—	79.7	10.1	10.1	20.2	2.0	101.9
Operating income (loss) before special items and provisions	1.2	(12.6)	—	13.8	11.0	3.4	14.4	(17.0)	11.2
Special items and provisions	0.7	(3.5)	—	(8.1)	1.1	(22.5)	(21.4)	6.3	(23.2)
Operating income (loss)	1.9	(16.1)	—	5.7	12.1	(19.1)	(7.0)	(10.7)	(12.0)
Assets at September 30	513.1	1,718.8	(1,813.2)	5,376.7	652.2	525.8	1,178.0	744.5	7,299.2
Expenditures for segment assets	1.7	2.4	—	27.2	7.1	2.5	9.6	0.9	37.7

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

	U.S. Mines					South American Mines

		Bagdad/	Miami/	Chino/			Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Candelaria	Verde	El Abra	Molybdenum

Nine Months Ended 2003
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.2	—	159.8	29.4	92.8	270.3
Intersegment	424.3	334.6	26.1	28.4	70.5	65.8	84.6	64.3	—
Depreciation, depletion and amortization	57.4	23.2	5.4	6.1	10.0	30.8	21.8	49.2	18.5
Operating income (loss) before special items and provisions	38.2	48.7	(4.0)	(8.5)	(13.9)	59.1	26.7	18.5	0.1
Special items and provisions	(1.1)	—	(0.5)	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	37.1	48.7	(4.5)	(9.8)	(14.4)	59.1	26.7	18.5	0.1
Assets at September 30	1,028.6	743.0	120.3	300.9	156.3	665.6	421.0	536.8	788.7
Expenditures for segment assets	13.1	12.4	0.2	2.2	1.0	2.5	3.0	(0.2)	8.9

Nine Months Ended 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.6	—	117.3	28.2	124.9	205.9
Intersegment	397.7	278.0	19.8	46.2	76.8	86.3	71.2	68.1	—
Depreciation, depletion and amortization	59.5	20.0	3.9	9.0	9.2	28.8	22.8	47.6	18.1
Operating income (loss) before special items and provisions	25.9	8.9	(11.9)	7.4	(0.2)	41.1	18.2	(4.7)	10.9
Special items and provisions	(0.5)	—	(2.3)	(2.5)	—	—	—	—	—
Operating income (loss)	25.4	8.9	(14.2)	4.9	(0.2)	41.1	18.2	(4.7)	10.9
Assets at September 30	1,099.4	752.3	120.4	402.2	148.7	662.7	451.8	528.0	792.5
Expenditures for segment assets	4.8	29.9	0.2	2.2	2.7	1.8	4.6	3.8	6.9

								Corporate,
	Manufactur-		PDMC					Other &
	ing and	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals

Nine Months Ended 2003
Sales and other operating revenues:
Unaffiliated customers	1,431.5	16.7	—	2,000.7	480.2	490.4	970.6	—	2,971.3
Intersegment	235.8	51.8	(1,293.7)	92.5	—	0.2	0.2	(92.7)	—
Depreciation, depletion and amortization	12.6	5.1	—	240.1	34.1	26.7	60.8	11.0	311.9
Operating income (loss) before special items and provisions	21.2	(59.5)	—	126.6	34.3	12.3	46.6	(70.9)	102.3
Special items and provisions	(0.1)	(2.0)	—	(5.5)	3.2	0.4	3.6	(7.7)	(9.6)
Operating income (loss)	21.1	(61.5)	—	121.1	37.5	12.7	50.2	(78.6)	92.7
Assets at September 30	493.2	1,486.0	(1,607.1)	5,133.3	745.9	532.0	1,277.9	588.4	6,999.6
Expenditures for segment assets	6.7	3.1	—	52.9	17.3	10.3	27.6	25.8	106.3

Nine Months Ended 2002 (as restated)
Sales and other operating revenues:
Unaffiliated customers	1,393.3	15.3	—	1,885.5	408.3	532.7	941.0	—	2,826.5
Intersegment	303.5	42.1	(1,281.8)	107.9	—	0.3	0.3	(108.2)	—
Depreciation, depletion and amortization	18.1	2.0	—	239.0	31.3	31.5	62.8	6.1	307.9
Operating income (loss) before special items and provisions	(1.5)	(49.5)	—	44.6	41.2	9.5	50.7	(55.1)	40.2
Special items and provisions	0.7	31.2	—	26.6	1.1	(22.5)	(21.4)	(54.9)	(49.7)
Operating income (loss)	(0.8)	(18.3)	—	71.2	42.3	(13.0)	29.3	(110.0)	(9.5)
Assets at September 30	513.1	1,718.8	(1,813.2)	5,376.7	652.2	525.8	1,178.0	744.5	7,299.2
Expenditures for segment assets	4.7	3.7	—	65.3	12.3	6.8	19.1	4.1	88.5

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

The results of operations for the quarter and nine-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

2.	Restatements

In Note 1, Summary of Significant Accounting Policies, and Note 22, Restatement of Consolidated Financial Statements, in the Company’s Form 10-K for the year ended December 31, 2002, we identified certain accounting matters in the fourth quarter of 2002 that required restatement of our December 31, 2001 and 2000, Consolidated Financial Statements and our financial information for the quarterly periods ended March 31, 2001, through September 30, 2002. Additionally, our presentation of reportable segment information for PDMC for the quarter and nine months ended September 30, 2002, has been revised to reflect additional segments.

Following are summaries of selected unaudited quarterly financial data, as restated for the quarter and nine months ended September 30, 2002:

(Unaudited; $ in millions)

	Third Quarter 2002

		Adjust-
		ments
	As	(1)(2)	Reclass-
	Previously	(3)(4)	ifications	As
	Reported	(5)(6)	(7)	Restated

Sales and other operating revenues	$941.2	—	—	941.2
Operating loss	(18.9)	6.9	—	(12.0)
Loss before cumulative effect of accounting change	(29.3)	2.2	(26.6)	(53.7)
Net loss	(55.9)	2.2	—	(53.7)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.37)	0.03	(0.30)	(0.64)
Basic and diluted loss per common share	(0.67)	0.03	—	(0.64)

Adjustments comprise the following:

(1)	Adjustments to the units-of-production depreciation rate calculation for PDMC’s mining, smelting and refining operations – this change reduced our depreciation and amortization expense and reduced our operating loss by $3.3 million in the third quarter of 2002. Additionally, this change decreased our net loss by $2.6 million, or 3 cents per common share, in the third quarter of 2002.

(2)	Adjustments to the acquired reclamation obligations assumed in the Cyprus Amax Minerals Company acquisition – this change increased our cost of products sold and our operating loss by $0.9 million in the third quarter of 2002. Additionally, this change increased our net loss by $0.7 million, or 1 cent per common share, in the third quarter of 2002.

(3)	Adjustments to the estimated reclamation obligation at our Tyrone mine in 2002 to exclude mineralized material from the determination of the unit reclamation and closure accrual rate – this change increased our cost of products sold, operating loss, and net loss by $2.4 million, or 3 cents per common share, in the third quarter of 2002.

(4)	Adjustments to capitalize costs associated with material in mill and leach stockpiles and the consequent in-process material being converted to salable copper products, which were stated at the lower of cost or market – this change decreased both our cost of products sold and our operating loss by $6.9 million in the third quarter of 2002. Additionally, this change decreased our net loss by $6.2 million, or 7 cents per common share, in the third quarter of 2002.

(5)	In 2001, a deferred tax asset valuation allowance of $57.9 million associated with our El Abra copper mine in Chile was established. The adjustment to the deferred tax asset caused an increase to our net loss by $3.9 million, or 4 cents per common share, in the third quarter of 2002.

(6)	The overall effect of the aforementioned adjustments resulted in an incremental income tax expense that decreased our net loss by $0.4 million, or 1 cent per common share, in the third quarter of 2002.

(7)	Effective January 1, 2003, the Company adopted SFAS No. 145, a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the quarter ended September 30, 2002, the Company recorded a $26.6 million after-tax charge ($31.3 million pre-tax) for early debt extinguishment costs. In 2003, these charges have been reclassified to a recurring item in accordance with SFAS No. 145. These reclassifications had no impact on reported net income.

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30, 2002

		Adjust-
		ments
	As	(1)(2)	Reclass-
	Previously	(3)(4)	ifications	As
	Reported	(5)(6)	(7)	Restated

Sales and other operating revenues	$2,826.5	—	—	2,826.5
Operating loss	(27.7)	18.2	—	(9.5)
Loss before cumulative effect of accounting change	(70.5)	7.2	(26.6)	(89.9)
Net loss	(120.0)	7.2	—	(112.8)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.92)	0.09	(0.32)	(1.15)
Basic and diluted loss per common share	(1.52)	0.09	—	(1.43)

Adjustments comprise the following:

(1)	Adjustments to the units-of-production depreciation rate calculation for PDMC’s mining, smelting and refining operations – this change reduced our depreciation and amortization expense and decreased our operating loss by $9.0 million for the nine months ended September 30, 2002. Additionally, this change decreased our net loss by $7.2 million, or 9 cents per common share, for the nine months ended September 30, 2002.

(2)	Adjustments to the acquired reclamation obligations assumed in the Cyprus Amax Minerals Company acquisition – this change increased both our cost of products sold and our operating loss by $2.7 million for the nine months ended September 30, 2002. Additionally, this change increased our net loss by $2.2 million, or 3 cents per common share, for the nine months ended September 30, 2002.

(3)	Adjustments to the estimated reclamation obligation at our Tyrone mine in 2002 to exclude mineralized material from the determination of the unit reclamation and closure accrual rate – this change increased our cost of products sold and our operating loss and net loss by $6.6 million, or 8 cents per common share, for the nine months ended September 30, 2002.

(4)	Adjustments to capitalize costs associated with material in mill and leach stockpiles and the consequent in-process material being converted to salable copper products, which were stated at the lower of cost or market – this change decreased our cost of products sold and our operating loss by $18.5 million for the nine months ended September 30, 2002. Additionally, this change decreased our net loss by $16.9 million, or 21 cents per common share, for the nine months ended September 30, 2002.

(5)	In 2001, a deferred tax asset valuation allowance of $57.9 million associated with our El Abra copper mine in Chile was established. The adjustment to the deferred tax asset caused an increase to our net loss by $8.1 million, or 10 cents per common share, for the nine months ended September 30, 2002.

(6)	The overall effect of the aforementioned adjustments resulted in an incremental income tax expense that had no effect on our net loss for the nine months ended September 30, 2002.

(7)	Effective January 1, 2003, the Company adopted SFAS No. 145, a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the quarter ended September 30, 2002, the Company recorded a $26.6 million after-tax charge ($31.3 million pre-tax) for early debt extinguishment costs. In 2003, these charges have been reclassified to a recurring item in accordance with SFAS No. 145. These reclassifications had no impact on reported net income.

3.	Reclassification of Intangible Assets

The Company had discussions with the staff of the Securities and Exchange Commission regarding the balance sheet classification of certain mining concessions, primarily mining concessions containing proven and probable ore reserves and mineralized material at the Company’s South American mines, and whether such assets constitute tangible or intangible assets based upon certain guidance contained in Statement of Financial Accounting Standards (SFAS) No.

141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Historically the Company has classified such assets, less the related accumulated depreciation, depletion and amortization, as “Property, plant and equipment, net” on its consolidated balance sheet. The Company has reclassified such mining concessions as intangible assets. Previously reported historical amounts also have been reclassified for comparative purposes. These assets will continue to be amortized over their respective useful lives. The reclassifications had no effect on the Company’s net loss or shareholders’ equity.

The following table summarizes the gross and net carrying amount of intangible assets at December 31, 2002, and September 30, 2003:

(Unaudited; $ in millions)

	September 30,		December 31,
	2003		2002

Gross carrying amount	$443.6	*	439.5
Less accumulated amortization	(115.8	)*	(93.6)

	$327.8		345.9

*	Includes amounts for recording an asset retirement cost associated with the implementation of SFAS No. 143. (See Note 6, Accounting Standards, for further discussion.)

Amortization expense related to intangible assets was $6.6 million and $6.3 million for the three months ended September 30, 2003 and 2002, respectively, and $20.2 million and $19.4 million for the nine months ended September 30, 2003 and 2002, respectively.

The estimated annual aggregate amortization expense for intangibles is as follows:

(Unaudited; $ in millions)

2004	$26.8
2005	27.3
2006	27.3
2007	27.4
2008	27.6

4.	Stock Compensation

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

(Unaudited; $ in millions except per share data)

	Third Quarter

	2003	2002

		(As Restated)*
Net loss as reported	$(0.3)	(53.7)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(2.9)	(4.0)

Pro forma net loss	$(3.2)	(57.7)

Loss per common share
Basic – as reported	$(0.04)	(0.64)
Basic – pro forma	$(0.07)	(0.69)
Loss per common share
Diluted – as reported	$(0.04)	(0.64)
Diluted – pro forma	$(0.07)	(0.69)

*	Refer to Note 2, Restatements, for further discussion.

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)*
Net loss as reported	$(30.5)	(112.8)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(8.7)	(10.3)

Pro forma net loss	$(39.2)	(123.1)

Loss per common share
Basic – as reported	$(0.46)	(1.43)
Basic – pro forma	$(0.56)	(1.56)
Loss per common share
Diluted – as reported	$(0.46)	(1.43)
Diluted – pro forma	$(0.56)	(1.56)

*	Refer to Note 2, Restatements, for further discussion.

5.	Special Items and Provisions

Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles measure and should be evaluated within the context of our U.S. GAAP results.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter and nine months ended September 30, 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	Third Quarter 2003

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC –
Environmental provisions, net	$(5.0)	(4.8)	(0.05)

PDI –
Environmental provisions, net	0.4	0.4	—

Corporate and Other –
Environmental provisions, net	(3.7)	(3.5)	(0.04)
Historic Cyprus Amax matter	(1.1)	(1.1)	(0.01)

	(4.8)	(4.6)	(0.05)

	$(9.4)	(9.0)	(0.10)

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended
	September 30, 2003

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC –
Environmental provisions, net	$(5.5)	(5.2)	(0.06)

PDI –
Environmental provisions, net	0.4	0.4	—
Termination of a foreign postretirement benefit plan	3.2	2.4	0.03

	3.6	2.8	0.03

Corporate and Other –
Environmental provisions, net	(7.1)	(6.8)	(0.07)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historic Cyprus Amax matter	(1.1)	(1.1)	(0.01)

	(7.7)	(7.4)	(0.07)

	(9.6)	(9.8)	(0.10)

Miscellaneous income (expense), net:
Gain on sale of cost investment	6.4	6.4	0.07

Cumulative effect of accounting change	9.7	8.4	0.09

	$6.5	5.0	0.06

In the 2003 third quarter, a special, net pre-tax loss of $9.4 million was recognized consisting of (i) an $8.3 million charge ($7.9 million after-tax) for environmental provisions (refer to Note 7, Environmental, and Reclamation and Closure Matters) and (ii) a $1.1 million charge (before and after taxes) for an historic Cyprus Amax matter.

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

In the 2003 first quarter, a special, net pre-tax gain of $11.6 million was recognized consisting of (i) a pre-tax gain of $9.7 million ($8.4 million after-tax) for the cumulative effect of an accounting change (refer to Note 6, Accounting Standards, for further discussion); (ii) a $1.3 million charge (before and after taxes) for environmental provisions (refer to Note 7, Environmental, and Reclamation and Closure Matters); and (iii) a $3.2 million gain ($2.4 million after-tax) from the termination of a foreign postretirement benefit plan.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter and nine months ended September 30, 2002:

(Unaudited; gains (losses) in millions except per share amounts)

	Third Quarter 2002

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC -
Environmental provisions, net	$(2.5)	(2.5)	(0.03)
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	4.4	4.4	0.05
Additional retirement benefits	(6.4)	(6.4)	(0.07)
Environmental insurance recoveries, net	(3.6)	(2.5)	(0.03)

	(8.1)	(7.0)	(0.08)

PDI -
September 2002 restructuring programs	(23.0)	(22.2)	(0.25)
Environmental provisions, net*	0.3	0.3	—
Reassessment of prior restructuring programs**	1.3	1.3	0.02

	(21.4)	(20.6)	(0.23)

	Third Quarter 2002

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Corporate and Other -
Environmental provisions, net	(0.5)	(2.9)	(0.03)
Environmental insurance recoveries, net	6.8	6.1	0.07
Historic Cyprus Amax lawsuit settlement	—	(0.6)	(0.01)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	—	(0.5)	(0.01)

	6.3	2.1	0.02

	(23.2)	(25.5)	(0.29)

Early debt extinguishment costs	(31.3)	(26.6)	(0.30)

Taxes:
Tax benefit for 2001 net operating loss carryback	—	28.1	0.32

Total	$(54.5)	(24.0)	(0.27)

*	Includes reassessment of $0.6 million for prior restructuring programs.

**	Includes $(0.1) million related to an increase in equipment reserve, reflected in net property, plant and equipment.

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended
	September 30, 2002

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC -
Environmental provisions, net	$(2.5)	(2.5)	(0.03)
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	4.4	4.4	0.05
Additional retirement benefits	(6.4)	(6.4)	(0.08)
Environmental insurance recoveries, net	8.5	7.2	0.09
Sale of non-core real estate	22.6	22.6	0.27

	26.6	25.3	0.30

PDI -
September 2002 restructuring programs	(23.0)	(22.2)	(0.27)
Environmental provisions, net	0.3	0.3	—
Reassessment of prior restructuring programs	1.3	1.3	0.02

	(21.4)	(20.6)	(0.25)

Corporate and Other -
Environmental provisions, net	(12.6)	(12.6)	(0.15)
Environmental insurance recoveries, net	15.4	13.0	0.16
Historic Cyprus Amax lawsuit settlement	(11.2)	(9.5)	(0.12)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	(46.5)	(45.0)	(0.54)

	(54.9)	(54.1)	(0.65)

	(49.7)	(49.4)	(0.60)

Early debt extinguishment cost	(31.3)	(26.6)	(0.32)

Miscellaneous income and expense, net:
Cost investment write-downs	(1.2)	(1.2)	(0.01)

Benefit (provision) for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.16
Tax benefit for 2001 net operating loss carryback	—	66.6	0.80

	—	79.6	0.96

Cumulative effect of accounting change	(33.0)	(22.9)	(0.28)

Total	$(115.2)	(20.5)	(0.25)

In the 2002 third quarter, a special, net pre-tax loss of $54.5 million was recognized consisting of (i) a $23.0 million pre-tax charge ($22.2 million after-tax) for asset impairments and termination benefits associated with the temporary closure of two U.S. wire and cable plants and the consolidation of certain wire and cable operations; (ii) a $0.7 million net charge (before and after taxes) for the reassessment of prior restructuring programs; (iii) a $2.7 million pre-tax charge for environmental provisions; (iv) a $31.3 million charge ($26.6 million after-tax) for early debt extinguishment costs; and (v) a $3.2 million pre-tax gain, net of fees and expenses, from recoveries associated with insurance settlements on historic environmental claims. In addition, the 2002 third quarter included a net tax benefit of $25.5 million consisting of a special current tax benefit of $28.1 million associated with the 2001 net operating losses resulting from recent U.S. tax legislation, partially offset by year-to-date adjustments ($2.6 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks for 2002 primarily associated with environmental provisions (refer to Note 10, Benefit (Provision) for Taxes on Income).

In the 2002 second quarter, a special, net pre-tax loss of $31.0 million was recognized consisting of (i) pre-tax charges of $46.5 million ($44.5 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax Minerals Company (Cyprus Amax) by Plateau Mining Corporation (a former subsidiary of Cyprus Amax); (ii) an $11.2 million charge including expenses ($8.9 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas acquired with the Cyprus Amax purchase; (iii) a $0.7 million pre-tax loss on the write-off of a cost-basis investment; (iv) a $22.6 million gain (before and after taxes) on the sale of a non-core parcel of real estate in New Mexico; and (v) a $4.8 million net gain ($3.8 million after-tax) from recoveries associated with insurance settlements on historic environmental claims. The taxes associated with special items were a net benefit of $18.3 million, including release of deferred taxes previously provided ($13.0 million) and year-to-date adjustments ($2.0 million) reflecting refinements in forecast estimates of U.S. net operating loss carrybacks prior to 2002 (refer to Note 10, Benefit (Provision) for Taxes on Income).

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

The following schedules present a roll-forward from December 31, 2002, of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	9/30/03

PDI –
Wire and Cable
Employee severance	$1.3	(1.1)	0.2

Note: There were no payments in the 2003 third quarter.

(Unaudited; $ in millions)

	2002
	Provision*	Payments	9/30/02

PDI –
Wire and Cable
Employee severance	$3.3	(0.7)	2.6

*	Provision excluded $2.8 million of pension and other postretirement charges included in long-term liabilities.

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

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	9/30/03
	–––––––	––––––––	––––––
PDMC –
U.S. Mines
Morenci
Employee severance	$0.1	(0.1)	—

Bagdad/Sierrita
Mothballing/ take-or-pay contracts	0.2	(0.2)	—

Miami/Bisbee
Mothballing/ take-or-pay contracts	0.1	(0.1)	—

Chino/Cobre
Employee severance	0.1	(0.1)	—

	0.5	(0.5)	—

Manufacturing and Sales
Employee severance	0.1	(0.1)	—

	$0.6	(0.6)	—

Note: All payments were made in the 2003 first quarter.

(Unaudited; $ in millions)

		Reassess-	Pay-
	12/31/01	ments	ments	9/30/02

PDMC –
U.S. Mines
Morenci
Employee severance	$0.3	0.1	(0.3)	0.1

Bagdad/Sierrita
Employee severance	3.5	(0.8)	(2.2)	0.5
Mothballing/ take-or-pay contracts	3.1	(0.8)	(2.1)	0.2

	6.6	(1.6)	(4.3)	0.7

Miami/Bisbee
Employee severance	1.8	(0.5)	(1.1)	0.2
Mothballing/ take-or-pay contracts	1.0	(0.4)	(0.5)	0.1

	2.8	(0.9)	(1.6)	0.3

Chino/Cobre
Employee severance	1.2	(0.4)	(0.6)	0.2
Mothballing/ take-or-pay contracts	0.2	—	(0.2)	—

	1.4	(0.4)	(0.8)	0.2

Tyrone
Employee severance	0.2	—	(0.2)	—

	11.3	(2.8)	(7.2)	1.3

Manufacturing and Sales
Employee severance	1.4	(0.2)	(0.7)	0.5
Mothballing/ take-or-pay contracts	4.1	(1.2)	(2.7)	0.2

	5.5	(1.4)	(3.4)	0.7

Primary Molybdenum
Employee severance	0.1	—	(0.1)	—

Other Mining
Employee severance	0.8	(0.2)	(0.6)	—

	17.7	(4.4)	(11.3)	2.0

PDI –
Specialty Chemicals
Disposal and dismantling	0.5	(0.4)	(0.1)	—
Employee severance	0.8	(0.1)	(0.6)	0.1

	1.3	(0.5)	(0.7)	0.1

	$19.0	(4.9)	(12.0)	2.1

Note: In the 2002 third quarter, reassessments were $(4.9) million, including a reclassification of $(0.1) million to long-term liabilities, and payments were $(2.6) million.

PDMC’s reassessments of $4.4 million comprised (i) $2.0 million for an adjustment to employee termination benefits and (ii) $2.4 million related to savings from renegotiated contracts or from reduced penalties on demand contracts. PDMC’s reassessment of $2.0 million of employee termination benefits was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained to fill open positions or would not be eligible for supplemental unemployment as originally anticipated. In addition, a $6.4 million charge was recognized for additional pension-related benefits, which are included in long-term liabilities, for employees at our Chino, Miami, Sierrita and Bagdad operations as these operations will remain curtailed beyond one year from their January 2002 curtailment.

PDI’s Specialty Chemicals segment reassessment comprised (i) a reclassification of $0.1 million to long-term pension benefits and (ii) $0.4 million for an adjustment to disposal and dismantling charges for the El Dorado plant facility.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	9/30/03

PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

(Unaudited; $ in millions)

		Reassess-	Pay-
	12/31/01	ments	ments	9/30/02

PDI –
Wire and Cable
Plant removal and dismantling	$1.9	(1.3)	(0.1)	0.5

Note: In the 2002 third quarter, reassessments were $(0.7) million, including currency translation adjustments of $(0.2) million, and payments were $(0.1) million.

PDI’s Wire and Cable segment reassessment comprised (i) a $0.5 million adjustment to plant dismantling charges related to wire and cable plant closures in Venezuela and (ii) an $0.8 million non-cash deduction related to the devaluation of Venezuelan currency.

The following schedules present a roll-forward from December 31, 2002 and 2001, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our consolidated balance sheet:

(Unaudited; $ in millions)

	12/31/02	Payments	9/30/03

PDMC –
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	0.6

PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	—	1.6

(Unaudited; $ in millions)

		Reassess-	Pay-
	12/31/01	ments	ments	9/30/02

PDMC –
Other Mining
Employee severance	$0.2	(0.1)	(0.1)	—
Mothballing/take-or-pay contracts	1.4	—	(0.7)	0.7

	1.6	(0.1)	(0.8)	0.7

PDI –
Specialty Chemicals
Disposal and dismantling	0.3	(0.3)	—	—
Environmental	0.6	(0.6)	—	—

	0.9	(0.9)	—	—

Wire and Cable
Take-or-pay contracts	1.1	(0.1)	—	1.0
Plant removal and dismantling	0.2	(0.2)	—	—

	1.3	(0.3)	—	1.0

	2.2	(1.2)	—	1.0

	$3.8	(1.3)	(0.8)	1.7

Note: In the 2002 third quarter, reassessments were $(1.3) million, including a reclassification of $(0.1) million to long-term liabilities, and payments were $(0.1) million.

PDMC’s reassessment included a $0.1 million reclassification to long-term liabilities related to pension and other postretirement benefits.

PDI’s Specialty Chemicals segment reassessment related to a Philippine plant for (i) a $0.3 million adjustment to disposal and dismantling charges and (ii) $0.6 million for environmental costs that were relieved as the property was sold during the period.

PDI’s Wire and Cable segment reassessment comprised (i) a $0.1 million adjustment related to a lease contract and (ii) a $0.2 million adjustment related to dismantling charges at a Venezuelan plant.

6.	Accounting Standards

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and will subsequently be depreciated over the asset’s useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded an increase to our closure and reclamation reserve of approximately $2.5 million, net, an increase to our mining properties’ assets and intangibles of approximately $12.2 million and a cumulative gain of $8.4 million, net of deferred income taxes. For the quarter and nine months ended September 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $3.6 million, or 4 cents per common share, and $14.5 million, or 16 cents per common share, respectively.

The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

(Unaudited; $ in millions)

		SFAS	January 1,
	December 31,	No. 143	2003
	2002	Adoption	After
	As Reported*	Impact	Adoption

Mining properties	$907.4	63.8 **	971.2
Mining properties – accumulated depreciation	(197.1)	(53.2)	(250.3)

Net mining properties assets	$710.3	10.6	720.9

Intangibles	$439.5	3.6 **	443.1
Intangibles – accumulated amortization	(93.6)	(2.0)	(95.6)

Net intangibles	$345.9	1.6	347.5

Asset retirement obligation liability	$138.6	10.4 ***	149.0

*	Reflects the reclassification of South American mining concessions from property, plant and equipment, net to intangible assets (refer to Note 3, Reclassification of Intangible Assets, for further discussion).

**	Amounts include $84.0 million and $7.5 million of additions related to recording an asset retirement cost, offset by $20.2 million and $3.9 million to reclassify amounts recognized as ore reserves in purchase accounting.

***	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

(Unaudited; $ in millions except per share data)

Third Quarter
2002

Loss before cumulative effect of accounting change as reported	$(53.7)
Reduced cost of products sold, net of tax	4.9
Additional depreciation expense, net of tax benefit	(0.5)

Pro forma loss before cumulative effect of accounting change	$(49.3)

Loss per common share before cumulative effect of accounting change:
Basic and diluted – as reported	$(0.64)
Basic and diluted – pro forma	$(0.59)
Net loss as reported	$(53.7)
Pro forma net loss	$(49.3)
Loss per common share:
Basic and diluted – as reported	$(0.64)
Basic and diluted – pro forma	$(0.59)

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,

	2003	2002

Loss before cumulative effect of accounting change as reported	$(38.9)	(89.9)
Reduced cost of products sold, net of tax	—	14.2
Additional depreciation expense, net of tax benefit	—	(1.4)

Pro forma loss before cumulative effect of accounting change	$(38.9)	(77.1)

Loss per common share before cumulative effect of accounting change:
Basic and diluted – as reported	$(0.55)	(1.15)
Basic and diluted – pro forma	$(0.55)	(1.00)
Net loss as reported	$(30.5)	(112.8)
Pro forma net loss	$(38.9)	(100.0)
Loss per common share:
Basic and diluted – as reported	$(0.46)	(1.43)
Basic and diluted – pro forma	$(0.55)	(1.28)

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

(Unaudited; $ in millions)

Pro forma asset retirement obligation liability – January 1, 2002	$138.1
Pro forma asset retirement obligation liability – December 31, 2002	$149.0

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Upon completion of the transitional impairment tests, the fair value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 in the first quarter of 2002 was $33.0 million, pre-tax ($22.9 million after-tax) and was recognized as a cumulative effect of a change in accounting principle.

Subsequently, the Company completed its annual goodwill impairment test as of December 31, 2002, with no additional impairments. The Company will continue to test its goodwill annually as of December 31, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill for the year ended December 31, 2002, and nine months ended September 30, 2003, were as follows:

(Unaudited; $ in millions)

	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2001	$88.5	54.6	143.1
Goodwill acquired during period	—	—	—
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency translation adjustments	(19.4)	—	(19.4)

Balance as of December 31, 2002	69.1	21.6	90.7
Goodwill acquired during period	—	—	—
Impairment losses	—	—	—
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency translation adjustments	8.3	—	8.3

Balance as of September 30, 2003	$77.4	21.6	99.0

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This Statement was adopted by the Company on January 1, 2003. As a result of this Statement being adopted, we have reclassified the 2002 third quarter extraordinary item for debt extinguishment costs to a recurring item.

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

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no guarantees issued or modified in the first nine months of 2003 that required fair value recognition as a liability that had a material impact on our financial statements.

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

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial reporting and disclosures.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our financial reporting and disclosures.

7.	Environmental, and Reclamation and Closure Matters

As of December 31, 2002, we had a reserve balance of $305.9 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first nine months of 2003, we had a $5.7 million net increase in the reserve estimate ($24.4 million of additions, $12.2 of reductions and a $6.5 million reclassification to asset retirement obligation liability) and $14.3 million of spending against the reserve. As of September 30, 2003, the reserve balance was $297.3 million.

In the 2003 third quarter, we had an $8.3 million net increase in the environmental reserve estimate. The increase comprised $20.5 million of additions and $12.2 million of reductions. The two sites with significant changes were American Zinc and Chemical site, with a decrease of $10.4 million, and Cyprus Foote Mineral Company, with an increase of $5.9 million.

American Zinc and Chemical Site

In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the American Zinc and Chemical Company site in Langeloth, Pennsylvania. The American Zinc and Chemical Company site consists primarily of a former zinc smelter facility operated until 1947 by the former American Zinc and Chemical Company and includes some or all of a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, which is indirectly owned by Cyprus Amax Minerals Company. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate negative environmental conditions at the site, which predominate at and about the former zinc smelter facility. The Company’s Form 10-K for the year ended December 31, 2002, indicated that preliminary evaluations of the nature and extent of conditions at the site may range from $18 million to $52 million. The Company reserved $20 million for possible remediation work at this site. Recently, an engineering evaluation and reasonable-cost analysis was performed to estimate the cost and feasibility of implementing the most likely remedial action that PADEP would accept based on effectiveness and implementability. To check the validity of the analysis, estimated site remedial costs were compared with costs from other environmental sites that have implemented similar remedial actions. In addition, a reasonable-cost analysis was performed on other possible remedial alternatives so a range of costs could be established for consideration. This analysis indicates that remediation of the site may range from $9 million to $43 million, with the most likely point of the range to be about $9 million. The most likely remedial action would include an additional site investigation study, implementation of stormwater controls, constructing an engineered cap over 60 acres of slag and process waste, and long-term monitoring and operations and maintenance of the site. While the Company has reduced its reserve to $9 million for possible remediation work at the site, Cyprus Amax continues to believe and will continue to indicate to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion that it is not liable.

Cyprus Foote Mineral Company Site

A former subsidiary of Cyprus Amax, the Cyprus Foote Mineral Company, owned and operated a ferroalloy facility near Steubenville, Ohio, from 1958 to 1973. In 1973, Cyprus Foote sold the facility to a third party, which continued to own and operate the facility until 1982. Since 1982, the Steubenville, Ohio, ferroalloy facility has lain dormant, being owned by various parties. From 1992 to 1997, both the U.S. Environmental Protection Agency (EPA) and the Ohio Environmental Protection Agency (OEPA) conducted environmental site inspections of the Steubenville facility. In 1998, Cyprus Amax sold Cyprus Foote to Chemetall GmbH, which subsequently renamed Cyprus Foote the Chemetall Foote Corporation. In connection with this transaction, Cyprus Amax indemnified Chemetall for certain environmental liabilities, which potentially include liabilities of Cyprus Foote at the facility.

In 1999, Cyprus Foote and other parties were issued a Notice of Violation (NOV) from OEPA for the open dumping of waste materials and releasing pollution into the waters of the state. On behalf of Cyprus Foote, Cyprus Amax responded, urging that OEPA evaluate the post-1973 owners and operators of the facility for their responsibility and ability to pay for remediation. OEPA replied that it would not consider Cyprus Foote out of compliance with state law until the agency investigated the ability to pay of the post-1973 owners and operators. In 2002, OEPA issued Cyprus Foote another NOV, alleging similar violations as the 1999 NOV. In subsequent discussions, OEPA indicated

that it believes the post-1973 owners and operators are insolvent and that OEPA is now looking to Cyprus Foote to correct the environmental violations at the site. A meeting between OEPA and Cyprus Amax, on behalf of Cyprus Foote, has yet to be scheduled by OEPA to discuss next steps in addressing the agency’s regulatory concerns.

In 2002, the Company estimated the reserve range to be from $1 million to $17 million. The Company reserved $1 million as there was no point in the range more likely than any other. However, because of observations during the most recent site visit and Cyprus Amax’s knowledge of characteristics of other ferrochromium slag, an engineering evaluation and reasonable-cost analysis was performed to estimate the cost and feasibility of implementing the most likely remedial action that OEPA would accept, based on effectiveness and implementability. To check the validity of the analysis, estimated site remedial costs were then compared with costs from other environmental sites that have implemented similar remedial actions. In addition, a reasonable-cost analysis was performed on other possible remedial alternatives so a range of cost could be developed for consideration. The overall analysis indicates that remediation of the Steubenville site may range from $7 million to $18 million, with the most likely point of the range to be $7 million. The Company has, therefore, increased its reserve to $7 million for the site. The most likely remedial action would include a site investigation study, implementation of stormwater controls, covering approximately 40 acres with an engineered cap, and long-term monitoring and operations and maintenance of the site.

The sites for which Phelps Dodge has received a notice of potential liability or an information request that currently are considered to be significant are the Pinal Creek site near Miami, Arizona; the Laurel Hill site at Maspeth, New York; and the Cyprus Tohono site near Casa Grande, Arizona. At September 30, 2003, the cost range for all reservable remediation sites was estimated to be from $251 million to $588 million of which approximately $297 million has been reserved.

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of September 30, 2003, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

On January 1, 2003, we adopted SFAS No. 143 (refer to Note 6, Accounting Standards, for further discussion). The following table summarizes our asset retirement obligation liability as of September 30, 2003:

(Unaudited; $ in millions)

	Third	Nine Months
	Quarter	Ended
	2003	September 30, 2003

Beginning balance	$177.1	138.6
Liability recorded upon adoption of SFAS No. 143	—	10.4
New liabilities during the period	—	0.6
Accretion expense	3.9	10.8
Payments	(0.4)	(1.2)
Revisions to cash flow estimates	0.3	21.6
Foreign currency translation adjustments	—	0.1

Ending balance	$180.9	180.9

During the 2003 second quarter, we revised our cash flow estimates ($21.3 million discounted) for the Chino and Tyrone mines based on an agreement with NMED on the cost estimate for Chino reached in April 2003 and preliminary cost estimate for Tyrone identified in May 2003 by NMED for the financial assurance requirements as part of the closure plans related to the operations at Chino, Cobre and Tyrone (refer to Note 8, Contingen-

cies, for further discussion). The effect of this change in estimate did not have a material impact on our results of operations for the quarter and nine months ended September 30, 2003.

We have estimated our share of the total cost of asset retirement obligations at approximately $1.1 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $909 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life.

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

Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group, which Chino has moved to dismiss on procedural grounds. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with the WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also has appealed. A hearing on Tyrone’s appeal has been set before the WQCC. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing and may be issued by NMED at any time.

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

As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval under the Mining Commission’s Order for Chino was due by September 24, 2003, but was extended by the MMD Director to November 24, 2003. The closeout plan approval date for Tyrone is April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

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

The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $394 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period, including the cost of technical studies required under the permit. The Company’s two-thirds share of NMED’s $394 million estimate is approximately $263 million and our joint venture partner’s cost share is approximately $131 million. We estimate total costs for Chino Mines Company to achieve the closure standards required by NMED to be approximately $287 million (100 percent basis); that estimate is approximately one-third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $191 million and our joint venture partner’s cost share is approximately $96 million. At September 30, 2003, and December 31, 2002, we had accrued approximately $18 million and $8 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

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

Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $257 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At September 30, 2003, and December 31, 2002, we had accrued closure costs of approximately $61 million and $27 million, respectively, at Tyrone and approximately $7 million and $2 million, respectively, at Cobre.

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

In late May 2003, the Company and the state announced an agreement on a framework for the Company to provide financial assurance for Chino, Tyrone and Cobre under both NMMAR and WQCC Regulations. Under this agreement, the Company will provide financial assurance based upon the NPV of the cost estimates in a total amount of approximately $484 million. Initially, approximately 70 percent of this amount will be covered by a corporate performance guarantee. The balance of approximately 30 percent will be provided as trust funds and collateral, including cash and liens on certain owned parcels of non-mining real estate located in New Mexico. In addition, the Company agreed to expend at least $30 million on accelerated closure and reclamation work over the next 10 years. The amounts to be covered by guarantees will be reduced to approximately 64 percent by the amount of accelerated reclamation performed.

Following the July announcement of the Company’s agreed upon acquisition of Heisei Minerals Corporation’s (Heisei) one-third interest in Chino and Heisei’s agreement to provide funding for one-third of the Chino financial assurance in a trust fund, the Company and the state engaged in further discussions regarding the details of the financial assurance to be provided under the May 2003 framework. On October 1, 2003, the Company and the state announced the signing of an addendum to the May agreement. Under the addendum, Chino’s financial assurance will consist of one-third as a trust fund and the remaining two-thirds as a guarantee. Completion of the one-third acquisition from Heisei, which is subject to certain closing conditions, is expected to occur in the 2003 fourth quarter. Tyrone will place an initial amount of $17 million in a trust fund, increasing to $27 million over five years. About $62.8 million in collateral will be required initially to cover the 30 percent of Tyrone’s financial assurance not covered by a guarantee. Cobre will have a $1 million trust fund, increasing to $3 million over five years, and an initial amount of about $7.4 million in collateral. The addendum also sets a goal of a total of $109.8 million, including earnings on the trust funds, in all three trust funds at the end of a five-year period. The addendum retains the Company’s commitment to expend at least $30 million over the next 10 years on accelerated reclamation of inactive portions of the three mines, and adds a schedule identifying particular projects and anticipated timeframes for reclamation.

On October 10, 2003, Tyrone signed a Settlement Agreement with NMED to fulfill a major portion of the commitment to expend at least $30 million for reclamation by agreeing to reclaim all of the inactive tailing impoundments at Tyrone over an eight-year period. The Settlement Agreement was executed on behalf of NMED on October 15, 2003.

Finalization of the financial assurance is subject to completion of the permitting process, including additional public comment and hearings. MMD also has proposed some changes to NMMAR for consideration by the Mining Commission, which could affect the final financial assurance package.

Avian Mortalities and Natural Resource Damage Claims

Since the fall of 2000, the Company’s mining operations have been updating plans and implementing additional measures to reduce avian mortalities following the discovery of avian mortalities at some of the Company’s mining operations, including Tyrone and Morenci. During this period, the mine operators have been sharing information and discussing various approaches with the U.S. Fish and Wildlife Service (FWS) in conjunction with FWS investigations of the avian mortalities. As a result of the FWS investigations, federal authorities have raised issues related to the avian mortalities under two federal laws, the Migratory Bird Treaty Act (MBTA) and the natural resource damages provision of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). As part of the discussions regarding the MBTA, the FWS has requested that the mining op-

erations undertake various measures to reduce the potential for future avian mortalities, including measures to eliminate or reduce avian access to ponds that contain acidic water. The FWS interprets the MBTA as strictly prohibiting the unauthorized taking of any migratory bird, and there are no licensing or permitting provisions under the MBTA that would authorize the taking of migratory birds as a result of industrial operations, such as mining. The Tyrone mine has entered into a settlement agreement with NMED to complete reclamation of its inactive tailing ponds, which should address many of the avian concerns related to Tyrone. The Morenci mine also is developing plans for additional measures to address the FWS’s concerns.

The Company received a letter, dated August 21, 2003, from the U.S. Department of Interior, as trustee for certain natural resources, and on behalf of trustees for the states of New Mexico and Arizona asserting claims for natural resource damages relating to the avian mortalities and other matters. The notice cited CERCLA and the Clean Water Act and identified alleged releases of hazardous substances at the Chino, Tyrone and Continental (Cobre Mining Company) Mines in New Mexico and the Morenci Mine in Arizona. In addition to allegations of natural resource damages relating to avian mortalities, the letter alleges injuries to other natural resources, including other wildlife, surface water and ground water. The letter was accompanied by a Preassessment Screen report. The letter expresses the trustees’ interest in engaging in a cooperative assessment regarding the claims in which the Company would participate in the assessment of the alleged injuries and potential damages with the objective of settling the claims. The Company has entered into tolling agreements with the trustees to toll the statute of limitations pending discussions with the trustees regarding a cooperative assessment process.

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

For the quarter and nine-months ended September 30, 2003, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (4.6 million and 4.9 million, respectively) and stock options (0.4 million and 0.2 million, respectively) and unvested restricted stock (0.4 million) issued to employees were excluded from the calculation as the related impacts were anti-dilutive.

As a result of the net loss experienced for the quarter and nine-months ended September 30, 2002, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (5.0 million and 2.0 million, respectively) and unvested restricted stock (0.3 million) issued to employees were excluded from the calculation as the related impacts were anti-dilutive.

Finally, common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. Incre-

mental shares relating to these options totaled 6.3 million shares at an average exercise price of $61.08 for the 2003 third quarter and 7.2 million at an average exercise price of $58.89 for the nine months ended September 30, 2003; and 9.1 million shares at an average exercise price of $55.91 for the 2002 third quarter and 7.5 million shares at an average exercise price of $60.90 for the nine months ended September 30, 2002.

(Unaudited; $ in millions except per share data)

	Third Quarter

	2003	2002

		(As Restated)*
Basic Loss Per Share Computation
Numerator:
Net loss	$(0.3)	(53.7)
Preferred stock dividends	(3.3)	(3.3)

Net loss applicable to common shares	$(3.6)	(57.0)
Denominator:
Weighted average common shares outstanding	88.7	88.6

Basic loss per common share	$(0.04)	(0.64)

Diluted Loss Per Share Computation
Numerator:
Net loss	$(0.3)	(53.7)
Denominator:
Weighted average common shares outstanding**	88.7	88.6

Diluted loss per common share	$(0.04)	(0.64)

*	Refer to Note 2, Restatements, for further discussion.

**	Resulting from anti-dilutive impact, excludes (i) conversion of mandatory convertible preferred shares to common shares of 4.6 million and 5.0 million shares, respectively, in the third quarters of 2003 and 2002; (ii) additional common shares of 0.4 million and 0.3 million shares, respectively, in the third quarters of 2003 and 2002 for unvested restricted stock; and (iii) additional common shares of 0.4 million in the third quarter of 2003 for stock options issued to employees.

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)*
Basic Loss Per Share Computation
Numerator:
Net loss	$(30.5)	(112.8)
Preferred stock dividends	(10.1)	(5.7)

Net loss applicable to common shares	$(40.6)	(118.5)
Denominator:
Weighted average common shares outstanding	88.6	82.6

Basic loss per common share	$(0.46)	(1.43)

Diluted Loss Per Share Computation
Numerator:
Net loss	$(30.5)	(112.8)
Denominator:
Weighted average common shares outstanding**	88.6	82.6

Diluted loss per common share	$(0.46)	(1.43)

*	Refer to Note 2, Restatements, for further discussion.

**	Resulting from anti-dilutive impact, excludes (i) conversion of mandatory convertible preferred shares to common shares of 4.9 million and 2.0 million shares, respectively, for the nine months ended September 30, 2003 and 2002; (ii) additional common shares of 0.4 million and 0.3 million for the nine months ended September 30, 2003 and 2002, for unvested restricted stock; and (iii) additional common shares of 0.2 million for the nine months ended September 30, 2003, for stock options issued to employees.

10.	Benefit (Provision) for Taxes on Income

The Company’s income tax provision for the 2003 third quarter principally resulted from (i) taxes on earnings at international operations ($14.0 million) that cannot be offset by losses at domestic operations; partially offset by (ii) a current-year loss carryback benefit for U.S. operations ($2.0 million). The Company’s income tax provision for the nine months ended September 30, 2003, primarily comprised the following: (i) taxes on earnings at international operations ($41.2 million) that cannot be offset by losses at domestic operations; partially offset by (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million) and (iii) a current-year loss carryback benefit for U.S. operations ($3.1 million).

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

11.	Accounting for Derivative Instruments and Hedging Activities

The Company does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, interest rate and foreign exchange risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments at period end. Refer to Management’s Discussion and Analysis and Note 20, Derivative Financial Instruments Held for Purposes Other Than Trading and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002, for a discussion on our derivative instruments.

During the quarter and nine months ended September 30, 2003, we reclassified approximately $2.3 million and $6.3 million, respectively, of other comprehensive losses to the Statement of Consolidated Operations, principally as a result of our floating-to-fixed interest rate swaps.

During the quarter and nine-month period ended September 30, 2002, we reclassified approximately $2.6 million and $9.4 million, respectively, of other comprehensive losses to the Statement of Consolidated Operations, principally as a result of our floating-to-fixed interest rate swaps.

12.	Shareholders’ Equity

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each share of Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at September 30, 2003.

REVIEW BY INDEPENDENT ACCOUNTANTS

          The financial information as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

          PricewaterhouseCoopers does not carry out any significant or additional procedures beyond those that would have been necessary if its report had not been included in this quarterly re-

port. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2003, and the related statement of consolidated operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002, the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2003. This interim financial information is the responsibility of the Company’s management.

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

As described in Note 2, the Company restated its consolidated interim financial information for the three-month and nine-month periods ended September 30, 2002.

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
October 27, 2003

Item 2. Management’s Discussion and Analysis

          The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Refer to Management’s Discussion and Analysis in the Company’s report on Form 10-K for the year ended December 31, 2002, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Additionally, refer to Note 6, Accounting Standards, to our unaudited September 30, 2003, Consolidated Financial Information for a discussion on the adoption of Statement of Financial Accounting (SFAS) No. 143.

          Restatements

          As discussed in Note 2, Restatements, in this Form 10-Q for the quarter ended September 30, 2003, certain accounting matters were identified in the fourth quarter of 2002 that required restatement of our December 31, 2001 and 2000, Consolidated Financial Statements and our financial statements for the quarterly periods ended March 31, 2001, through September 30, 2002. The adjustments for the quarter and nine months ended September 30, 2002, decreased operating loss by $6.9 million and $18.2 million, respectively, and decreased net loss by $2.2 million, or 3 cents per common share, and $7.2 million, or 9 cents per common share, respectively.

          Additionally, our presentation of reportable segment information for PDMC for the quarter and nine months ended September 30, 2002, has been revised to reflect additional segments.

RESULTS OF OPERATIONS

Consolidated Financial Results

(Unaudited; $ in millions except per share amounts)

	Third Quarter

	2003	2002

		(As Restated)
Sales and other operating revenues	$1,031.1	941.2
Operating income (loss)	$46.8	(12.0)
Net loss	$(0.3)	(53.7)
Net loss per common share, basic and diluted	$(0.04)	(0.64)

          The Company had a consolidated net loss in the 2003 third quarter of $0.3 million, or 4 cents per common share, including a special, net loss of $9.0 million, or 10 cents per common share, after taxes. In the 2002 third quarter, the consolidated net loss was $53.7 million, or 64 cents per common share, including a special, net loss of $24.0 million, or 27 cents per common share, after taxes.

          The $53.4 million decrease in consolidated net loss in the 2003 third quarter compared with the corresponding 2002 period primarily was due to higher LME copper prices (approximately $57 million), early debt extinguishment costs in the 2002 third quarter ($31.3 million), and a favorable change in special items and provisions ($13.8 million); partially offset by a higher tax provision ($43.3 million), resulting primarily from the absence of the effect of 2002 tax legislation that permitted a five-year carryback of our 2001 and 2002 net operating losses, and slightly higher implied unit cost of copper production (approximately $6 million).

(Unaudited; $ in millions except per share amounts)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
Sales and other operating revenues	$2,971.3	2,826.5
Operating income (loss)	$92.7	(9.5)

Loss before cumulative effect of accounting change	$(38.9)	(89.9)
Cumulative effect of accounting change	8.4	(22.9)

Net loss	$(30.5)	(112.8)

Loss before cumulative effect of accounting change per common share, basic and diluted	$(0.55)	(1.15)
Cumulative effect of accounting change	0.09	(0.28)

Net loss per common share, basic and diluted	$(0.46)	(1.43)

          The Company had a consolidated loss for the nine months ended September 30, 2003, of $30.5 million, or 46 cents per common share, including a special, net gain of $5.0 million, or 6 cents per common share, after taxes. For the nine months ended September 30, 2002, the consolidated loss was $112.8 million, or $1.43 per common share, including a special, net loss of $20.5 million, or 25 cents per common share, after taxes.

          The $82.3 million decrease in net loss for the nine months ended September 30, 2003, compared with the corresponding 2002 period primarily was due to higher LME copper prices (approximately $91 million), a higher cumulative income effect of accounting changes ($31.3 million) mostly due to the goodwill impairment losses upon adoption of SFAS No. 142 in 2002, a favorable change in pre-tax, special items and provisions ($47.7 million), lower net interest expense ($33.9 million) and early debt extinguishment costs in 2002 ($31.3 million); partially offset by a higher tax provision ($129.7 million) resulting primarily from the absence of the effect of 2002 tax legislation that permitted a five-year carryback of the 2001 and 2002 net operating losses, and slightly higher implied unit cost of copper production (approximately $9 million).

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

Note: Supplemental Data

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

		(As Restated)
Special items, net of taxes	$(9.0)	(24.0)
Income (losses) excluding special items (after taxes)	$8.7	(29.7)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
Special items, net of taxes	$5.0	(20.5)
Losses excluding special items (after taxes)	$(35.5)	(92.3)

Note: Supplemental Data

          The following schedules summarize the special items and provisions for the three- and nine-month periods ended September 30, 2003 and 2002:

(Unaudited; gains (losses) in millions except per share amounts)

	2003 Third Quarter			2002 Third Quarter

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(5.0)	(4.8)	(0.05)	(8.1)	(7.0)	(0.08)

PDI (see Business Segment disclosure)	0.4	0.4	—	(21.4)	(20.6)	(0.23)

Corporate and Other –
Environmental provisions, net	(3.7)	(3.5)	(0.04)	(0.5)	(2.9)	(0.03)
Environmental insurance recoveries, net	—	—	—	6.8	6.1	0.07
Historic Cyprus Amax lawsuit settlement	—	—	—	—	(0.6)	(0.01)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	—	—	—	—	(0.5)	(0.01)
Historic Cyprus Amax legal matter	(1.1)	(1.1)	(0.01)	—	—	—

	(4.8)	(4.6)	(0.05)	6.3	2.1	0.02

	(9.4)	(9.0)	(0.10)	(23.2)	(25.5)	(0.29)

Early debt extinguishment costs (see Note 6)	—	—	—	(31.3)	(26.6)	(0.30)

Benefit for taxes on income:
Tax benefit for 2001 net operating loss carryback	—	—	—	—	28.1	0.32

Total	$(9.4)	(9.0)	(0.10)	(54.5)	(24.0)	(0.27)

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(5.5)	(5.2)	(0.06)	26.6	25.3	0.30

PDI (see Business Segment disclosure)	3.6	2.8	0.03	(21.4)	(20.6)	(0.25)

Corporate and Other –
Environmental provisions, net	(7.1)	(6.8)	(0.07)	(12.6)	(12.6)	(0.15)
Environmental insurance recoveries, net	0.5	0.5	0.01	15.4	13.0	0.16
Historic Cyprus Amax lawsuit settlement	—	—	—	(11.2)	(9.5)	(0.12)
Historic Cyprus Amax arbitration award with regard to Plateau Mining	—	—	—	(46.5)	(45.0)	(0.54)
Historic Cyprus Amax legal matter	(1.1)	(1.1)	(0.01)	—	—	—

	(7.7)	(7.4)	(0.07)	(54.9)	(54.1)	(0.65)

	(9.6)	(9.8)	(0.10)	(49.7)	(49.4)	(0.60)

Early debt extinguishment costs (see Note 6)	—	—	—	(31.3)	(26.6)	(0.32)

Miscellaneous income (expense), net:
Cost investment write-downs	—	—	—	(1.2)	(1.2)	(0.01)
Gain on sale of cost investment	6.4	6.4	0.07	—	—	—

	6.4	6.4	0.07	(1.2)	(1.2)	(0.01)

Benefit for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	—	—	—	13.0	0.16
Tax benefit for 2001 net operating loss carryback (see Note 10)	—	—	—	—	66.6	0.80

	—	—	—	—	79.6	0.96

Cumulative effect of accounting change (see Note 6)	9.7	8.4	0.09	(33.0)	(22.9)	(0.28)

Total	$6.5	5.0	0.06	(115.2)	(20.5)	(0.25)

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

          During the 2003 third quarter, we achieved $84 million (an annual run rate of $335 million) in improvements, bringing total improvements in the nine quarters since the program was announced to $505 million.

          We remain determined to drive toward our stretch goal of an implied production cost of 60 cents per pound. We continue to experience challenges that come with multi-year improvement projects as we begin to tackle more difficult initiatives; unforeseen costs including higher energy, pension and medical costs, and higher administrative costs and professional fees; and our Company’s decision to emphasize growth-oriented projects. We expect to achieve 2003 fourth quarter QFZ improvements of $90 million to $100 million, equating to an annualized run-rate of $360 million to $400 million.

          The following is a summary of improvement dollars:

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

U.S. Mining Operations*	$52	31
South American Mines**	17	11
Primary Molybdenum	3	4

Total PDMC	72	46

Specialty Chemicals	5	1
Wire and Cable	7	5

Total PDI	12	6

Total Quest for Zero	$84	52

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

U.S. Mining Operations*	$155	96
South American Mines**	44	29
Primary Molybdenum	10	8

Total PDMC	209	133

Specialty Chemicals	14	6
Wire and Cable	16	10

Total PDI	30	16

Total Quest for Zero	$239	149

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

          Business Divisions

          Results for 2003 and 2002 can be meaningfully compared by separate reference to our reporting divisions, PDMC and PDI. PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDMC comprises 11 reportable segments. PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transpor-

tation and specialty chemical sectors. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment that, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of other periods.

RESULTS OF PHELPS DODGE MINING COMPANY

          PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reportable segments.

          Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable segments in South America (Candelaria, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, some of these produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum as by-products.

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

(Unaudited; $ in millions except per pound amounts)

	Third Quarter

	2003	2002

		(As Restated)
Sales and other operating revenues to unaffiliated customers	$704.1	629.3
Operating income	$59.6	5.7

Copper production (thousand short tons):
Total production	329.2	312.8
Less minority participants’ shares (A)	62.9	58.6

Net Phelps Dodge share	266.3	254.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	268.6	267.4
Purchased copper	90.9	113.2

Total copper sales	359.5	380.6

LME average spot copper price per pound – cathodes	$0.795	0.689
COMEX average spot copper price per pound – cathodes	$0.800	0.693
Implied unit cost of copper production – full	$0.675	0.663
Implied unit cost of copper production – cash	$0.518	0.500

Molybdenum production (million pounds)	13.1	12.1
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	12.5	10.8
Purchased molybdenum	2.6	1.7

Total molybdenum sales	15.1	12.5

Metals Week:
Molybdenum oxide price per pound	$5.67	4.71

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
Sales and other operating revenues to unaffiliated customers	$2,000.7	1,885.5
Operating income	$121.1	71.2

Copper production (thousand short tons):
Total production	965.2	951.3
Less minority participants’ shares (A)	179.2	185.3

Net Phelps Dodge share	786.0	766.0

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	798.9	800.6
Purchased copper	269.3	333.7

Total copper sales	1,068.2	1,134.3

LME average spot copper price per pound – cathodes	$0.765	0.708
COMEX average spot copper price per pound – cathodes	$0.769	0.719
Implied unit cost of copper production – full	$0.686	0.680
Implied unit cost of copper production – cash	$0.530	0.516

Molybdenum production (million pounds)	37.7	33.1
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	39.8	34.9
Purchased molybdenum	6.2	7.1

Total molybdenum sales	46.0	42.0

Metals Week:
Molybdenum oxide price per pound	$4.98	3.94

(A)	Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation – see additional discussion on PDC’s agreement to acquire Heisei’s share on page 52, (iii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

Note: Supplemental Data

          “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., London Metal Exchange average spot) for a given period versus PDMC’s operating income (loss) for the same period.

          There is no established standard for calculating unit production costs in the copper industry. PDMC’s implied unit production cost indicator (which is based on readily accessible, publicly disclosed data) acts as a proxy to enable investors to follow and interpret cost trends over historical periods.

          PDMC calculates its “all-in operating margin per pound of copper sold” by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion and amortization; selling and general administrative expense; and exploration and research expense for the segment’s operations) that is compared to the market price of copper to render an implied cost of copper production. Following is the calculation of implied unit cost of copper production for the quarters and nine months ended September 30, 2003 and 2002:

(Unaudited; $ in millions except per pound amounts)

	Third Quarter

	2003	2002

		(As Restated)
PDMC implied unit cost of copper production
Operating income	$59.6	5.7
Less special operating items	(5.0)	(8.1)

Operating income excluding special items	$64.6	13.8

Copper sales from own mines – million pounds	537.2	534.9
Operating margin – per pound of copper sold	$0.120	0.026
LME average spot copper price per pound – cathodes	$0.795	0.689
Implied unit cost of copper production per pound	$0.675	0.663

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
PDMC implied unit cost of copper production
Operating income	$121.1	71.2
Less special operating items	(5.5)	26.6

Operating income excluding special items	$126.6	44.6

Copper sales from own mines – million pounds	1,597.9	1,601.3
Operating margin – per pound of copper sold	$0.079	0.028
LME average spot copper price per pound – cathodes	$0.765	0.708
Implied unit cost of copper production per pound	$0.686	0.680

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

          Total PDMC Division – Sales

          PDMC’s sales and other operating revenues to unaffiliated customers increased $74.8 million, or 12 percent, in the 2003 third quarter compared with the 2002 third quarter. The increase reflected higher average copper prices (approximately $74 million), higher average molybdenum prices (approximately $3 million), higher sales volumes of molybdenum (approximately $15 million) and higher precious metals sales (approximately $5 million); partially offset by lower copper sales volumes (approximately $21 million) primarily reflecting decreased purchases and sales of third-party copper.

          PDMC’s sales and other operating revenues to unaffiliated customers increased $115.2 million, or 6 percent, in the first nine months of 2003 compared with the first nine months of 2002. The increase reflected higher average copper prices (approximately $113 million), higher average molybdenum prices (approximately $45 million), higher sales volumes of molybdenum (approximately $18 million) and higher precious metals sales (approximately $5 million); partially offset by lower copper sales volumes (approximately $66 million) primarily reflecting decreased purchases and sales of third-party copper.

          Total PDMC – Operating Income (Loss)

          PDMC reported operating income of $59.6 million in the 2003 third quarter, including a special, net pre-tax loss of $5.0 million, compared with operating income of $5.7 million in the 2002 third quarter, including a special, net pre-tax loss of $8.1 million. The increase in operating income primarily reflected higher copper prices (approximately $57 million) and lower pre-tax special losses ($3.1 million), partially offset by a slightly higher implied unit cost of copper production (approximately $6 million).

          PDMC reported operating income of $121.1 million in the first nine months of 2003, including a special, net pre-tax loss of $5.5 million, compared with operating income of $71.2 million in the first nine months of 2002, including a special, net pre-tax gain of $26.6 million. The increase in operating income primarily reflected higher copper prices (approximately $91 million), partially offset by lower pre-tax special gains ($32.1 million) and a slightly higher implied unit cost of copper production (approximately $9 million).

          The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged 80.0 cents and 69.3 cents in the third quarters of 2003 and 2002, respectively, and 76.9 cents and 71.9 cents for the first nine months of 2003 and 2002, respectively. The London Metal Exchange (LME) spot price per pound of copper cathode, primarily upon which we base our international sales, averaged 79.5 cents and 68.9 cents in the third quarters of 2003 and 2002, respectively, and 76.5 cents and 70.8 cents for the first nine months of 2003 and 2002, respectively.

          The implied full unit cost of copper production for the third quarter of 2003 increased approximately 1 cent per pound compared with the third quarter of 2002. The cash unit cost of copper production for the third quarter of 2003 increased approximately 2 cents per pound compared with the third quarter of 2002. The increase was primarily due to unfavorable stockpile and inventory changes (approximately 2 cents per pound), higher energy costs (approximately 1 cent per pound) and higher exploration expenses (approximately 1 cent per pound); partially offset by lower depreciation and closure expense (approximately 1 cent per pound) and a favorable finished goods inventory change (approximately 1 cent per pound).

          The implied full and cash unit cost of copper production for the first nine months of 2003 each increased approximately 1 cent per pound compared with the corresponding 2002 period. The increase was primarily due to unfavorable stockpile and inventory changes (approximately 2 cents per pound) and higher energy costs (approximately 2 cents per pound); partially offset by lower closure expense (approximately 1 cent per pound) and higher molybdenum prices (approximately 2 cents per pound).

Note: Supplemental Data

          The following table summarizes PDMC’s special items for the quarters and nine months ended September 30, 2003 and 2002, and the resultant earnings (losses) excluding these special items.

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

		(As Restated)
Special, pre-tax items:
U.S. Mining Operations*	$(5.0)	(8.1)
South American Mines**	—	—
Primary Molybdenum	—	—

	(5.0)	(8.1)

Segment operating income (loss) excluding special items:
U.S. Mining Operations*	$24.3	(3.8)
South American Mines**	40.7	6.9
Primary Molybdenum	(0.4)	10.7

	64.6	13.8

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
Special, pre-tax items:
U.S. Mining Operations*	$(5.5)	26.6
South American Mines**	—	—
Primary Molybdenum	—	—

	(5.5)	26.6

Segment operating income (loss) excluding special items:
U.S. Mining Operations*	$22.2	(20.9)
South American Mines**	104.3	54.6
Primary Molybdenum	0.1	10.9

	126.6	44.6

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

          Special, pre-tax items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)

Third Quarter 2003

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(5.0)	—	—

(Unaudited; $ in millions)

Nine Months Ended
September 30, 2003

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(5.5)	—	—

(Unaudited; $ in millions)

	Third Quarter 2002

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(2.5)	—	—
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	4.4	—	—
Additional retirement benefits	(6.4)	—	—
Environmental insurance recoveries, net	(3.6)	—	—

	$(8.1)	—	—

(Unaudited; $ in millions)

	Nine Months Ended
	September 30, 2002

	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(2.5)	—	—
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	4.4	—	—
Additional retirement benefits	(6.4)	—	—
Environmental insurance recoveries, net	8.5	—	—
Sale of non-core real estate	22.6	—	—

	$26.6	—	—

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC Results by Reportable Segments

     The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), and special items and provisions for the third quarters and first nine months of 2003 and 2002. Our presentation of reportable segment information for PDMC for the quarter and nine months ended September 30, 2002, has been revised to reflect comparative segments.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	U.S. Mines

		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal

Third Quarter 2003
Copper production (thousand short tons):
Total production	108.6	46.9	5.1	10.1	13.5	184.2
Less minority participants’ shares	16.3	—	—	3.4	—	19.7

Net Phelps Dodge share	92.3	46.9	5.1	6.7	13.5	164.5

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	92.3	46.0	4.9	6.7	13.5	163.4
Purchased copper	—	—	—	—	—	—

Total copper sales	92.3	46.0	4.9	6.7	13.5	163.4

($ in millions)
Operating income (loss)	$19.8	23.7	(0.7)	(4.9)	(5.5)	32.4
Special items and provisions	$(1.1)	—	—	(1.3)	(0.5)	(2.9)

Third Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	106.0	39.2	2.3	11.9	18.7	178.1
Less minority participants’ shares	15.9	—	—	4.0	—	19.9

Net Phelps Dodge share	90.1	39.2	2.3	7.9	18.7	158.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	90.1	50.4	5.4	7.9	18.6	172.4
Purchased copper	—	—	—	—	—	—

Total copper sales	90.1	50.4	5.4	7.9	18.6	172.4

($ in millions)
Operating income (loss)	$0.7	8.7	(5.9)	(2.1)	0.9	2.3
Special items and provisions	$(0.5)	—	(2.3)	(2.5)	—	(5.3)

Refer to segment discussion on pages 46 through 51.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 46 and 47 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines

	Candelaria	Cerro Verde	El Abra	Subtotal

Third Quarter 2003
Copper production (thousand short tons):
Total production	54.5	24.1	65.3	143.9
Less minority participants’ shares	10.9	—	32.1	43.0

Net Phelps Dodge share	43.6	24.1	33.2	100.9

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	47.2	24.4	32.8	104.4
Purchased copper	2.2	—	—	2.2

Total copper sales	49.4	24.4	32.8	106.6

($ in millions)
Operating income (loss)	$22.4	10.6	7.7	40.7
Special items and provisions	$—	—	—	—

Third Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	53.0	24.2	58.1	135.3
Less minority participants’ shares	10.6	—	28.5	39.1

Net Phelps Dodge share	42.4	24.2	29.6	96.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	41.6	24.0	29.4	95.0
Purchased copper	7.1	—	16.0	23.1

Total copper sales	48.7	24.0	45.4	118.1

($ in millions)
Operating income (loss)	$7.7	4.6	(5.4)	6.9
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 46 through 51.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 46 and 47 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

Third Quarter 2003
Copper production (thousand short tons):
Total production	—	1.1	—	329.2
Less minority participants’ shares	—	0.2	—	62.9

Net Phelps Dodge share	—	0.9	—	266.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	0.8	—	268.6
Purchased copper	—	88.7	—	90.9

Total copper sales	—	89.5	—	359.5

Molybdenum production (thousand pounds):
Primary - Henderson	5,164	—	—	5,164
By-product	7,924	—	—	7,924

Total production	13,088	—	—	13,088

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	12,484	—	—	12,484
Purchased molybdenum	2,578	—	—	2,578

Total molybdenum sales	15,062	—	—	15,062

($ in millions)
Operating income (loss)	$(0.4)	6.1	(19.2)	59.6
Special items and provisions	$—	(0.1)	(2.0)	(5.0)

Third Quarter 2002 (as restated)
Copper production (thousand short tons):
Total production	—	(0.6)	—	312.8
Less minority participants’ shares	—	(0.4)	—	58.6

Net Phelps Dodge share	—	(0.2)	—	254.2

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	—	—	267.4
Purchased copper	—	90.1	—	113.2

Total copper sales	—	90.1	—	380.6

Molybdenum production (thousand pounds):
Primary - Henderson	5,794	—	—	5,794
By-product	6,358	—	—	6,358

Total production	12,152	—	—	12,152

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	10,790	—	—	10,790
Purchased molybdenum	1,768	—	—	1,768

Total molybdenum sales	12,558	—	—	12,558

($ in millions)
Operating income (loss)	$10.7	1.9	(16.1)	5.7
Special items and provisions	$—	0.7	(3.5)	(8.1)

Refer to segment discussion on pages 46 through 51.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 46 and 47 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	U.S.Mines

		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal

Nine Months Ended 2003
Copper production (thousand short tons):
Total production	317.6	136.0	14.4	26.4	44.9	539.3
Less minority participants’ shares	47.6	—	—	8.8	—	56.4

Net Phelps Dodge share	270.0	136.0	14.4	17.6	44.9	482.9

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	270.0	143.4	16.6	17.6	44.9	492.5
Purchased copper	—	—	—	—	—	—

Total copper sales	270.0	143.4	16.6	17.6	44.9	492.5

($ in millions)
Operating income (loss)	$37.1	48.7	(4.5)	(9.8)	(14.4)	57.1
Special items and provisions	$(1.1)	—	(0.5)	(1.3)	(0.5)	(3.4)

Nine Months Ended 2002 (as restated)
Copper production (thousand short tons):
Total production	313.4	116.1	6.2	43.6	51.5	530.8
Less minority participants’ shares	47.0	—	—	14.5	—	61.5

Net Phelps Dodge share	266.4	116.1	6.2	29.1	51.5	469.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	266.4	140.3	13.2	29.0	51.5	500.4
Purchased copper	—	—	—	—	—	—

Total copper sales	266.4	140.3	13.2	29.0	51.5	500.4

($ in millions)
Operating income (loss)	$25.4	8.9	(14.2)	4.9	(0.2)	24.8
Special items and provisions	$(0.5)	—	(2.3)	(2.5)	—	(5.3)

Refer to segment discussion on pages 46 through 51.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 46 and 47 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines

	Candelaria	Cerro Verde	El Abra	Subtotal

Nine Months Ended 2003
Copper production (thousand short tons):
Total production	167.0	73.5	180.3	420.8
Less minority participants’ shares	33.4	—	88.4	121.8

Net Phelps Dodge share	133.6	73.5	91.9	299.0

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	135.6	73.9	92.8	302.3
Purchased copper	19.6	—	7.3	26.9

Total copper sales	155.2	73.9	100.1	329.2

($ in millions)
Operating income (loss)	$59.1	26.7	18.5	104.3
Special items and provisions	$—	—	—	—

Nine Months Ended 2002 (as restated)
Copper production (thousand short tons):
Total production	163.2	70.7	186.8	420.7
Less minority participants’ shares	32.6	—	91.5	124.1

Net Phelps Dodge share	130.6	70.7	95.3	296.6

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	131.3	70.6	98.0	299.9
Purchased copper	29.9	—	39.6	69.5

Total copper sales	161.2	70.6	137.6	369.4

($ in millions)
Operating income (loss)	$41.1	18.2	(4.7)	54.6
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 46 through 51.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 46 and 47 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC

Nine Months Ended 2003
Copper production (thousand short tons):
Total production	—	5.1	—	965.2
Less minority participants’ shares	—	1.0	—	179.2

Net Phelps Dodge share	—	4.1	—	786.0

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	4.1	—	798.9
Purchased copper	—	242.4	—	269.3

Total copper sales	—	246.5	—	1,068.2

Molybdenum production (thousand pounds):
Primary - Henderson	15,778	—	—	15,778
By-product	21,938	—	—	21,938

Total production	37,716	—	—	37,716

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	39,783	—	—	39,783
Purchased molybdenum	6,210	—	—	6,210

Total molybdenum sales	45,993	—	—	45,993

($ in millions)
Operating income (loss)	$0.1	21.1	(61.5)	121.1
Special items and provisions	$—	(0.1)	(2.0)	(5.5)

Nine Months Ended 2002 (as restated)
Copper production (thousand short tons):
Total production	—	(0.2)	—	951.3
Less minority participants’ shares	—	(0.3)	—	185.3

Net Phelps Dodge share	—	0.1	—	766.0

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	0.3	—	800.6
Purchased copper	—	264.2	—	333.7

Total copper sales	—	264.5	—	1,134.3

Molybdenum production (thousand pounds):
Primary - Henderson	15,323	—	—	15,323
By-product	17,813	—	—	17,813

Total production	33,136	—	—	33,136

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	34,894	—	—	34,894
Purchased molybdenum	7,134	—	—	7,134

Total molybdenum sales	42,028	—	—	42,028

($ in millions)
Operating income (loss)	$10.9	(0.8)	(18.3)	71.2
Special items and provisions	$—	0.7	31.2	26.6

Refer to segment discussion on pages 46 through 51.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 46 and 47 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

          The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 50 percent of their copper to the Manufacturing and Sales segment in each of the quarters and nine months ended September 30, 2003 and 2002. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

U.S. Mining Operations*
Unaffiliated customers	$520.7	467.4
Intersegment elimination	(86.7)	(69.2)

	434.0	398.2

South American Mines**
Unaffiliated customers	82.4	80.3
Intersegment	86.7	69.2

	169.1	149.5

Primary Molybdenum
Unaffiliated customers	101.0	81.6
Intersegment	—	—

	101.0	81.6

Total PDMC
Unaffiliated customers	$704.1	629.3

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

U.S. Mining Operations*
Unaffiliated customers	$1,448.4	1,409.2
Intersegment elimination	(214.7)	(225.6)

	1,233.7	1,183.6

South American Mines**
Unaffiliated customers	282.0	270.4
Intersegment	214.7	225.6

	496.7	496.0

Primary Molybdenum
Unaffiliated customers	270.3	205.9
Intersegment	—	—

	270.3	205.9

Total PDMC
Unaffiliated customers	$2,000.7	1,885.5

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

          U.S. Mines, Other Mining and Manufacturing and Sales Segments – Sales

          Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $53.3 million, or 11 percent, in the 2003 third quarter compared with the 2002 third quarter. This increase primarily was due to higher average copper prices (approximately $55 million) and higher precious metals sales (approximately $3 million); partially offset by lower copper sales volumes (approximately $5 million).

          Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $39.2 million, or 3 percent, in the first nine months of 2003 compared with the corresponding 2002 period. This increase primarily was due to higher average copper prices (approximately $83 million); partially offset by lower copper sales volumes (approximately $41 million).

          South American Mines Segments – Sales

          South American Mines sales and other operating revenues to unaffiliated customers increased $2.1 million, or 3 percent, in the 2003 third quarter compared with the 2002 third quarter. This increase primarily was due to higher realized copper prices (approximately $21 million); partially offset by lower sales volumes of copper (approximately $17 million).

          South American Mines sales and other operating revenues to unaffiliated customers increased $11.6 million, or 4 percent, in the first nine months of 2003 compared with the corresponding 2002 period. This increase primarily was due to higher realized copper prices (approximately $35 million) and higher precious metals sales (approximately $4 million); partially offset by lower sales volumes of copper (approximately $25 million).

          Primary Molybdenum Segment – Sales

          Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $19.4 million, or 24 percent, in the 2003 third quarter compared with the 2002 third quarter. This increase primarily was due to higher average molybdenum prices (approximately $3 million) and higher sales volumes of molybdenum (approximately $15 million).

          Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $64.4 million, or 31 percent, in the first nine months of 2003 compared with the corresponding 2002 period. This increase primarily was due to higher average molybdenum prices (approximately $45 million) and higher sales volumes (approximately $18 million).

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

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

		(As Restated)
U.S. Mining Operations*	$19.3	(11.9)
South American Mines**	40.7	6.9
Primary Molybdenum	(0.4)	10.7

Total PDMC	$59.6	5.7

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
U.S. Mining Operations*	$16.7	5.7
South American Mines**	104.3	54.6
Primary Molybdenum	0.1	10.9

Total PDMC	$121.1	71.2

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

U.S. Mining Operations – Operating Income (Loss)

          U.S. Mining Operations reported operating income of $19.3 million in the 2003 third quarter including $5.0 million of special, net pre-tax losses, compared with an operating loss of $11.9 million in the 2002 third quarter including $8.1 million of special, net pre-tax losses.

          U.S. Mining Operations reported operating income of $16.7 million for the first nine months of

2003 including $5.5 million of special, net pre-tax losses, compared with operating income of $5.7 million in the corresponding 2002 period including $26.6 million of special, net pre-tax gains. (Refer to the separate discussion of PDMC’s segments below for further detail.)

Note: Supplemental Data

          The following table summarizes U.S. Mining Operations’ special items for 2003 and 2002 and the resultant earnings (losses) excluding these special items:

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

		(As Restated)
Special, pre-tax items	$(5.0)	(8.1)
Segment operating earnings (losses) excluding special items	$24.3	(3.8)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

		(As Restated)
Special, pre-tax items	$(5.5)	26.6
Segment operating earnings (losses) excluding special items	$22.2	(20.9)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

          Morenci Segment – Operating Income

          The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathode. We own an 85 percent interest in Morenci and apply the proportional consolidation method of accounting. Operating income of $19.8 million in the 2003 third quarter increased $19.1 million compared with the 2002 third quarter, primarily due to higher average copper prices (approximately $18 million) and slightly lower cost of copper production (approximately $1 million) primarily due to higher production volumes.

          Operating income of $37.1 million for the first nine months of 2003 increased $11.7 million compared with the corresponding 2002 period, primarily due to higher average copper prices (approximately $21 million); partially offset by higher cost of copper production (approximately $11 million) primarily due to higher energy costs.

          Bagdad/Sierrita Segment – Operating Income

          Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates. Since January 2002, the Bagdad and Sierrita mines have been producing between 50 and 70 percent of their capacity due to the economic environment. The 2003 third quarter operating income of $23.7 million increased $15.0 million compared with the 2002 third quarter, primarily due to higher average copper prices (approximately $9 million), favorable finished goods inventory change (approximately $5 million) and lower cost of copper production (approximately $3 million); partially offset by lower copper sales volumes (approximately $1 million). The lower cost of copper production of $3 million was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $12 million); partially offset by an unfavorable change in heap leach and work-in-process inventory ($2 million), higher mining and milling costs (approximately $4 million) and higher electricity costs (approximately $3 million).

          Operating income of $48.7 million for the first nine months of 2003 increased $39.8 million compared with the corresponding 2002 period, primarily due to lower cost of copper production (approximately $27 million), higher average copper prices (approximately $11 million) and favorable finished goods inventory change (approximately $2 million). The lower cost of copper production of $27 million primarily was due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $40 million); partially offset by higher electricity costs (approximately $7 million) and higher mining and milling costs ($4 million).

          On April 28, 2003, the Company announced its copper concentrate-leaching demonstration plant at Bagdad, Arizona, had been commissioned ahead of schedule. It is now operating at design capacity. The Bagdad plant is the first commercial facility in the world to use high-temperature pressure leaching to treat chalcopyrite concentrates. The new technology should make it more economical to recover copper from chalcopyrite ores, which accounts for approximately 70 percent of the world’s known copper reserves. Our immediate plans are to continue in the present mode of operation until the economic viability of the process is proven. Once we have completed this demonstration, we will be ready for larger scale commercial application where appropriate.

          Miami/Bisbee Segment – Operating Loss

          Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. Since January 2002, the Miami mine and refinery have been closed temporarily due to the economic environment. The Bisbee precipitation operation is located in southern Arizona. The 2003 third quarter operating loss of $0.7 million decreased $5.2 million compared with the 2002 third quarter, primarily due to the absence of pre-tax special losses of $2.3 million and lower cost of copper production (approximately $2 million) resulting from higher production and lower depreciation expense, and a favorable finished goods inventory change (approximately $1 million).

          The operating loss of $4.5 million for the first nine months of 2003 decreased $9.7 million compared with the corresponding 2002 period, primarily due to lower cost of copper production (approximately $9 million) and lower pre-tax special losses of $1.8 million. Lower cost of copper production is attributable to higher production (approximately $5 million) and lower depreciation expense (approximately $4 million).

          Chino/Cobre Segment – Operating Income (Loss)

          The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores. We own a two-thirds partnership interest in Chino and apply the proportional consolidation method of accounting. Since January 1, 2002, the Chino mine and smelter have been closed temporarily; however, residual leaching has continued and mining of leachable ore resumed in April 2003. Our wholly owned Cobre mine, which is adjacent to the Chino mine, has been on care-and-maintenance status since late 1998. The 2003 third quarter operating loss of $4.9 million increased $2.8 million compared with the 2002 third quarter, primarily due to higher cost of copper production (approximately $5 million); partially offset by higher average copper prices (approximately $1 million) and a higher precious metals margin (approximately $1 million). Higher cost of copper production of $5 million was primarily due to lower production from lower leach solution grades and flow rates (approximately $1 million), higher operating costs (approximately $3 million) and higher energy costs (approximately $1 million).

          The operating loss was $9.8 million for the first nine months of 2003, compared with operating income of $4.9 million in the corresponding 2002 period. This decrease of $14.7 million was primarily due to lower copper sales volumes (approximately $4 million) and higher cost of copper production (approximately $12 million); partially offset by higher average copper prices (approximately $1 million). Higher cost of copper production of $12 million primarily was due to lower production from lower leach solution grades and flow rates (approximately $7 million), higher energy costs (approximately $3 million) and higher operating costs (approximately $2 million); partially offset by lower closure expense (approximately $1 million).

          Tyrone Segment – Operating Income (Loss)

          Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, primarily mines copper oxide ore. It produces electrowon copper cathode. The 2003 third quarter operating loss of $5.5 million increased $6.4 million compared with the 2002 third quarter due to higher cost of copper production (approximately $8 million); partially offset by higher average copper prices (approximately $3 million). The higher cost of copper production included an unfavorable change in heap leach and work-in-process inventory (approximately $11 million) and lower production due to lower grade and recovery (approximately $4 million); partially offset by lower operating costs (approximately $5 million) and lower closure expense (approximately $1 million).

          The operating loss of $14.4 million for the first nine months of 2003 increased $14.2 million compared with the corresponding 2002 period due to higher cost of copper production (approximately $17 million); partially offset by higher average copper prices (approximately $4 million). The higher cost of copper production of $17 million included an unfavorable change in heap leach and work-in-process inventory (approximately $31 million); partially offset by lower costs associated with mine plan changes and lower production (approximately $8 million) and lower closure expense from the adoption of SFAS No. 143 (approximately $8 million).

          South American Mines – Operating Income

          South American Mines reported operating income in the 2003 third quarter of $40.7 million, compared with $6.9 million in the 2002 third quarter.

          South American Mines reported operating income of $104.3 million for the first nine months of 2003, compared with $54.6 million for the first nine months of 2002.

          (Refer to the separate discussion of PDMC’s segments below for further detail.)

          Candelaria Segment – Operating Income

          The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. Operating income of $22.4 million in the 2003 third quarter increased $14.7 million compared with the 2002 third quarter primarily due to higher average realized prices ($10 million), lower unit cost of copper production (approximately $3 million) and a favorable finished goods inventory change (approximately $2 million). The decrease in unit cost of copper production was primarily due to higher precious metals credits (approximately $2 million) and higher production due to a higher copper ore grade (approximately $1 million).

          Operating income of $59.1 million for the first nine months of 2003 increased $18.0 million compared with the corresponding 2002 period primarily due to higher average copper prices (approximately $10 million), lower cost of copper production ($8 million) and higher gold sales margin ($4 million); partially offset by lower downstream margins (approximately $4 million). The decrease in unit cost of copper production of $8 million was primarily due to a higher copper ore grade (approximately $2 million), higher precious metals credits (approximately $2 million) and lower downstream rates (approximately $3 million).

          Cerro Verde Segment – Operating Income

          The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathode. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate with a minority interest. The 2003 third quarter operating income of $10.6 million increased $6.0 million from the 2002 third quarter primarily due to higher average copper prices (approximately $7 million); partially offset by higher cost of copper production (approximately $1 million) primarily due to higher operating expenses.

          Operating income of $26.7 million for the first nine months of 2003 increased $8.5 million from the corresponding 2002 period primarily due to higher average copper prices (approximately $10 million) and higher copper sales volumes (approximately $1 million); partially offset by higher cost of copper production (approximately $2 million) primarily due to the change in heap leach and work-in-process inventory (approximately $1 million) and higher operating expenses (approximately $1 million).

          El Abra Segment – Operating Income (Loss)

          The El Abra open-pit mine is located in northern Chile and produces electrowon copper cathode. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. The remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. The 2003 third quarter operating income of $7.7 million increased $13.1 million from the 2002 third quarter primarily due to higher average copper prices (approximately $12 million) and lower cost of copper production (approximately $1 million). Lower production costs reflected higher production due to higher ore grade and recovery (approximately $5 million) and a favorable change in heap leach and work-in-process inventory (approximately $2 million); partially offset by higher depreciation expense (approximately $1 million) and higher operating expenses ($4 million).

          Operating income of $18.5 million for the first nine months of 2003 increased $23.2 million from the corresponding 2002 period primarily due to higher average copper prices (approximately $17 million) and lower cost of copper production (approximately $5 million). Lower production costs reflected a favorable change in heap leach and work-in-process inventory (approximately $10 million), higher production levels (approximately $3 million) and lower energy costs (approximately $3 million); partially offset by higher depreciation expense (approximately $3 million) and higher operating expenses ($7 million).

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

          Primary Molybdenum operations reported an operating loss in the 2003 third quarter of $0.4 million, compared with operating income of $10.7 million in the third quarter of 2002. The 2003 third quarter decrease of $11.1 million primarily was due to higher purchased costs of third-party molybdenum as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $18 million), higher production costs (approximately $8 million) and lower inventory build credits (approximately $3 million); partially offset by higher average molybdenum prices (approximately $3 million) and higher sales volumes (approximately $15 million). The higher production costs primarily resulted from higher conversion costs (approximately $4 million), mining costs (approximately $2 million) and energy and maintenance costs (approximately $2 million).

          Primary Molybdenum operations reported operating income of $0.1 million for the first nine months of 2003, compared with operating income of $10.9 million for the first nine months of 2002. The decrease of $10.8 million primarily was due to higher purchased costs of third-party molybdenum as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $48 million), higher production costs (approximately $21 million), higher shutdown expenses ($2 million) and higher marketing costs ($2 million); partially offset by higher average molybdenum prices (approximately $45 million) and higher sales volumes (approximately $18 million). The higher production costs primarily resulted from higher mining costs (approximately $7 million), conversion costs (approximately $8 million), energy costs (approximately $3 million) and higher maintenance costs (approximately $2 million).

          PDMC – Other Matters

          In the fourth quarter of 2003, we will update our mine plans and associated ore reserves. The mine plans are based upon management’s estimates including long-term copper and molybdenum prices reflective of recent historic average copper and molybdenum price cycles. Upon completion of these mine plans, we will conduct impairment analyses if warranted as a result of any significant changes.

          We have approximately 700 million to 760 million pounds of curtailed annual copper production capacity (100 percent basis), depending on near-term mine plans, that could be brought to market. At the end of the 2003 third quarter, such capacity approximated 705 million pounds (660 million pounds in the United States and 45 million pounds internationally). This curtailed capacity is located at eight of our mine sites, all with existing infrastructures. Approximately 605 million to 665 million pounds of this curtailed annual capacity is located at our active mine sites and approximately 95 million pounds is located at inactive sites (50 million at Cobre and 45 million at Ojos del Salado).

          Any decision to recommence full operations at mine sites at which we have curtailed capacity will depend on several factors including then-prevailing copper prices, management’s assessment of copper market fundamentals, and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of curtailed or new projects of competitors being placed into production. While there is no single copper price threshold that would necessarily trigger the recommencement of full operations at any of these sites, management does not expect to recommence operations until there has been a significant improvement in copper market fundamentals or a production integration inefficiency that could be alleviated by such recommencement.

          During the 2003 third quarter, PDMC shifted a portion of its copper production from its Tyrone mine to its Chino mine, both in New Mexico. Annual copper production from New Mexico operations will stabilize in the range of 200 million to 230 million pounds per year. As a result of this shift in production, Tyrone conducted an impairment analysis. The analysis indicated that Tyrone’s carrying value continued to be recoverable.

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

          Our current annual molybdenum production is approximately 52 million pounds (approximately 22 million pounds from primary mines and 30 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $36 million (subject to any negotiated limitations in outstanding customer agreements).

          From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on September 30, 2003.

          In July 2003, the Company announced that one of its wholly owned subsidiaries agreed to acquire Heisei Minerals Corporation’s (Heisei) one-third general partnership interest in Chino Mines Company (Chino) in New Mexico. In connection with this transaction, Heisei will pay on behalf of Chino, approximately $64 million in cash to a trust to fund closure, closeout and reclamation obligations of Chino, which represents a one-third share of an estimate by the state of New Mexico of the amount of financial assurance Chino must provide in connection with its current permits. In addition, Heisei will pay $50 million to the Company’s subsidiary to cover other Heisei obligations. Completion of the transaction, which is subject to certain closing conditions, is expected to occur in the 2003 fourth quarter. Due to our business expectations and plans, which result in significant differences in the operating life of Chino as compared with Heisei, we currently expect to recognize an extraordinary gain of approximately $50 million to $65 million upon completing the transaction, subject to finalization of fair value estimates.

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

          Further, Chino, Cobre, Tyrone and Hidalgo must submit closure plans for their operations. Hidalgo has an approved closure plan under its discharge permit. The three mines have submitted closure plans, which have been combined with closeout plans under the New Mexico Mining Act (NMMA), as discussed below. The proposed closure plans currently are subject to approval by NMED as part of separate discharge permits for closure for each of the three operations that would supplement the existing discharge permits (hereinafter referred to as “closure permits”). The proposed closure permits contain a number of permit conditions that would modify the proposed closure plans. Chino Mines Company and NMED reached agreement in December 2001 on proposed closure permit conditions presented at a public hearing in February 2002. On January 23, 2003, NMED’s hearing officer issued a decision approving the closure permit as proposed by NMED and Chino, with minor changes. NMED issued a permit consistent with the hearing officer’s decision on February 24, 2003. An appeal has been filed by a local environmental group, which Chino has moved to dismiss on procedural grounds. Phelps Dodge Tyrone, Inc. and NMED were unable to reach agreement on permit terms before a public hearing held in May 2002, and presented competing permit proposals. Other parties who participated in the public hearing presented their own proposals. On March 7, 2003, Tyrone received the hearing officer’s decision on its permit, which generally adopted NMED’s proposal. On April 2, 2003, Tyrone filed an appeal of the hearing officer’s decision with WQCC. NMED issued a permit in accordance with the hearing officer’s decision on April 8, 2003, which Tyrone also has appealed. A hearing on Tyrone’s appeal has been set before the WQCC. Cobre Mining Company and NMED also have not reached agreement on the terms of a closure permit. The closure permit for Cobre Mining Company does not require a public hearing and may be issued by NMED at any time.

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

          As of October 1, 2002, NMED had not issued closure permits for Chino, Cobre or Tyrone. Consequently, as of October 1, 2002, MMD had not approved closeout permits for these three mines. MMD issued Notices of Violation (NOVs) to Chino, Cobre and Tyrone because the three mines did not obtain approved closeout plans by the October 1, 2002, deadline. The NOVs were modified by the Mining Commission following a public hearing to set new deadlines for closeout plan approval tied to NMED permit actions. Based on NMED’s permit actions, closeout plan approval under the Mining Commission’s Order for Chino was due by September 24, 2003, but was extended by the MMD Director to November 24, 2003. The closeout plan approval date for Tyrone is April 8, 2004. The closeout plan approval deadline for Cobre will be nine months from the date of NMED’s permit issuance, which is currently pending.

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

          The CCPs submitted in early 2001 contained cost estimates of approximately $100 million for Chino, $121 million for Tyrone, and $9 million for Cobre, based upon unescalated and undiscounted capital and operating costs over a 30-year operating period. The closure permit negotiated by NMED and Chino Mines Company and approved by the NMED hearing officer has an estimated cost of approximately $394 million, based upon third-party unescalated and undiscounted capital and operating costs over a 100-year operating period, including the cost of technical studies required under the permit. The Company’s two-thirds share of NMED’s $394 million estimate is approximately $263 million and our joint venture partner’s cost share is approximately $131 million. We estimate total costs for Chino Mines Company to achieve the closure standards required by NMED to be approximately $287 million (100 percent basis); that estimate is approximately one-

third lower than the financial assurance cost estimate as a result of the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment versus third-party contract costs, and opportunities to prepare the site for more efficient reclamation. The financial assurance cost estimate includes approximately $10 million (100 percent basis) of costs the Company has recognized in environmental reserves. The Company’s two-thirds share of these costs is approximately $191 million and our joint venture partner’s cost share is approximately $96 million. At September 30, 2003, and December 31, 2002, we had accrued approximately $18 million and $8 million, respectively, (two-thirds basis) for reclamation at Chino. The NMED cost estimate for Chino is subject to further review, and possible adjustment, by MMD under NMMAR.

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

          Based upon NMED’s undiscounted financial assurance cost estimates for the Tyrone plan of approximately $440 million, and considering the same cost advantages as indicated in the above discussion regarding Chino, we estimate the Company’s costs to achieve the closure standards under that estimate to be approximately $257 million for Tyrone. The Company has not obtained approval from NMED of an estimate of its cost to achieve the closure standards that would be required by the hearing officer’s decision. The Company’s current cost estimate for Cobre of approximately $9 million will be updated with the issuance of the discharge permit. At September 30, 2003, and December 31, 2002, we had accrued closure costs of approximately $61 million and $27 million, respectively, at Tyrone and approximately $7 million and $2 million, respectively, at Cobre.

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

The balance of approximately 30 percent will be provided as trust funds and collateral, including cash and liens on certain owned parcels of non-mining real estate located in New Mexico. In addition, the Company agreed to expend at least $30 million on accelerated closure and reclamation work over the next 10 years. The amounts to be covered by guarantees will be reduced to approximately 64 percent by the amount of accelerated reclamation performed.

          Following the July announcement of the Company’s agreed upon acquisition of Heisei’s one-third interest in Chino and Heisei’s agreement to provide funding for one-third of the Chino financial assurance in a trust fund, the Company and the state engaged in further discussions regarding the details of the financial assurance to be provided under the May 2003 framework. On October 1, 2003, the Company and the state announced the signing of an addendum to the May agreement. Under the addendum, Chino’s financial assurance will consist of one-third as a trust fund and the remaining two-thirds as a guarantee. Completion of the one-third acquisition from Heisei, which is subject to certain closing conditions, is expected to occur in the 2003 fourth quarter. Tyrone will place an initial amount of $17 million in a trust fund, increasing to $27 million over five years. About $62.8 million in collateral will be required initially to cover the 30 percent of Tyrone’s financial assurance not covered by a guarantee. Cobre will have a $1 million trust fund, increasing to $3 million over five years, and an initial amount of about $7.4 million in collateral. The addendum also sets a goal of a total of $109.8 million, including earnings on the trust funds, in all three trust funds at the end of a five-year period. The addendum retains the Company’s commitment to expend at least $30 million over the next 10 years on accelerated reclamation of inactive portions of the three mines, and adds a schedule identifying particular projects and anticipated timeframes for reclamation.

          On October 10, 2003, Tyrone signed a Settlement Agreement with NMED to fulfill a major portion of the commitment to expend at least $30 million for reclamation by agreeing to reclaim all of the inactive tailing impoundments at Tyrone over an eight-year period. The Settlement Agreement was executed on behalf of NMED on October 15, 2003.

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

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$152.0	138.5
Wire and Cable	175.0	173.4

	$327.0	311.9

Operating income (loss):
Specialty Chemicals	$8.4	12.1
Wire and Cable	5.8	(19.1)

	$14.2	(7.0)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$480.2	408.3
Wire and Cable	490.4	532.7

	$970.6	941.0

Operating income (loss):
Specialty Chemicals	$37.5	42.3
Wire and Cable	12.7	(13.0)

	$50.2	29.3

          PDI – Sales

          PDI reported sales to unaffiliated customers of $327.0 million in the 2003 third quarter, compared with $311.9 million in the 2002 third quarter. The increase of $15.1 million was due to higher specialty chemicals sales of $13.5 million resulting primarily from higher average unit selling prices in Europe and South America (approximately $8 million) due to higher feedstock-related increases and higher foreign currency translation gains (approximately $8 million). Additionally, wire and cable sales were slightly higher by $1.6 million due to higher sales volumes of wire and cable in Brazil, Central America and Africa (approximately $8 million); partially offset by lower sales volumes in North America (approximately $6 million).

          PDI reported sales to unaffiliated customers of $970.6 million for the first nine months of 2003, compared with $941.0 million in the corresponding 2002 period. The increase of $29.6 million was due to higher specialty chemicals sales of $71.9 million resulting from higher average unit selling prices worldwide (approximately $52 million) due to general market increases and higher feedstock-related increases, higher foreign currency translation gains (approximately $14 million) and slightly higher sales volumes (approximately $6 million). Wire and cable sales were $42.3 million lower due to lower sales volumes as a result of reduced demand stemming from continuing global economic uncertainty.

          PDI – Operating Income (Loss)

          PDI reported operating income of $14.2 million in the 2003 third quarter, including a special pre-tax gain of $0.4 million, compared with an operating loss of $7.0 million in the 2002 third quarter, including a net special pre-tax loss of $21.4 million.

          PDI reported operating income of $50.2 million for the first nine months of 2003, including a special, net pre-tax gain of $3.6 million, compared with operating income of $29.3 million in the corresponding 2002 period, including a net special pre-tax loss of $21.4 million.

          (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

          The following table summarizes PDI’s special items for the third quarters and first nine months of 2003 and 2002 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

Operating income (loss)	$14.2	(7.0)
Special, pre-tax items	0.4	(21.4)

Segment operating earnings excluding special items	$13.8	14.4

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

Operating income	$50.2	29.3
Special, pre-tax items	3.6	(21.4)

Segment operating earnings excluding special items	$46.6	50.7

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Special items and provisions in operating income were as follows:

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

September 2002 restructuring programs	$—	(23.0)
Environmental provisions, net	0.4	0.3
Reassessment of prior restructuring programs	—	1.3

Special, pre-tax items	$0.4	(21.4)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

Termination of a foreign postretirement benefit plan	$3.2	—
September 2002 restructuring programs	—	(23.0)
Environmental provisions, net	0.4	0.3
Reassessment of prior restructuring programs	—	1.3

Special, pre-tax items	$3.6	(21.4)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

          Specialty Chemicals – Operating Income

          Specialty Chemicals reported operating income in the 2003 third quarter of $8.4 million, compared with $12.1 million in the 2002 third quarter. The 2003 third quarter decrease of $3.7 million primarily was due to lower sales volumes in Europe (approximately $2 million), higher manufacturing expense primarily for increased turnaround activity, higher utility costs and depreciation (approximately $8 million), and the absence of a special, pre-tax gain of $1.1 million in the 2002 third quarter. These were partially offset by higher Quest for Zero improvements of approximately $4 million and improved variable margins primarily in Europe (approximately $4 million).

          Specialty Chemicals reported operating income of $37.5 million for the first nine months of 2003 including a special, net pre-tax gain of $3.2 million, compared with operating income of $42.3 million for the first nine months of 2002 including a special, net pre-tax gain of $1.1 million. Excluding special items, operating income decreased $6.9 million due to higher maintenance expense, depreciation, legal fees, research and development expense, and benefits expense (approximately $15 million), which was minimized due to Quest for Zero improvements of approximately $8 million.

Note: Supplemental Data

          The following table summarizes Specialty Chemicals’ special items for the quarters and nine months ended September 30, 2003 and 2002, and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

Special, pre-tax items	$—	1.1
Segment operating earnings excluding special items	$8.4	11.0

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

Special, pre-tax items	$3.2	1.1
Segment operating earnings excluding special items	$34.3	41.2

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

          Wire and Cable — Operating Income (Loss)

          Wire and Cable reported operating income in the 2003 third quarter of $5.8 million including a special, net pre-tax gain of $0.4 million, compared with an operating loss of $19.1 million in the 2002 third quarter including a special, net pre-tax loss of $22.5 million. Wire and Cable’s operating income increased primarily due to the absence of a special, pre-tax loss of $23.0 million associated with the temporary closure of the Laurinburg, North Carolina, magnet wire plant, the temporary closure of the West Caldwell, New Jersey, High Performance Conductors facility, and restructuring and consolidation of certain administrative functions in the 2002 third quarter. Additionally, Quest for Zero improvements increased by approximately $2 million in the 2003 third quarter compared with the 2002 third quarter.

          Wire and Cable reported operating income of $12.7 million for the first nine months of 2003 including a special, net pre-tax gain of $0.4 million, compared with an operating loss of $13.0 million for the first nine months of 2002 including a special, net pre-tax loss of $22.5 million. Excluding special items, Wire and Cable’s operating income increased $2.8 million due to Quest for Zero improvements of approximately $6 million; partially offset by lower sales volumes and prices due to reduced global demand.

Note: Supplemental Data

          The following table summarizes Wire and Cable’s special items for the quarters and nine months ended September 30, 2003 and 2002, and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	Third Quarter

	2003	2002

Special, pre-tax items	$0.4	(22.5)
Segment operating earnings excluding special items	$5.4	3.4

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,

	2003	2002

Special, pre-tax items	$0.4	(22.5)
Segment operating earnings excluding special items	$12.3	9.5

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

          Selling and General Administrative Expense

          Our selling and general administrative expense increased $7.8 million in the 2003 third quarter compared with the 2002 third quarter. The increase in the 2003 third quarter primarily resulted from higher pension and retirement benefits (approximately $2 million), a mark-to-market adjustment of a stock unit plan (approximately $2 million), higher legal fees (approximately $1 million) and directors and officers liability insurance premiums (approximately $1 million).

          Our selling and general administrative expense increased $14.3 million for the first nine months of 2003 compared with the corresponding 2002 period. The increase primarily resulted from higher legal fees associated with SEC reviews, various litigation, and other legal matters (approximately $4 million), directors and officers liability insurance premiums (approximately $2 million), amortization for restricted stock (approximately $2 million), pension and retirement benefits ($2 million), a mark-to-market adjustment on a stock unit plan ($2 million) and rent expense (approximately $1 million).

          Exploration and Research Expense

          Our net exploration and research expense was $12.2 million in the 2003 third quarter, compared with $10.7 million in the 2002 third quarter. The increase primarily resulted from slightly higher PDMC research expense (approximately $1 million) and exploration expense ($1 million).

          Net exploration and research expense was $34.7 million for the first nine months of 2003, compared with $28.6 million in the corresponding 2002 period. The increase primarily resulted from slightly higher PDMC research expense (approximately $4 million) and exploration expense (approximately $2 million).

          Interest Expense

          Interest expense decreased $4.5 million in the 2003 third quarter compared with the 2002 third quarter. The decrease in the 2003 third quarter primarily was attributable to reductions related to the payoff of long-term debt (approximately $2 million) and project financing in 2002 (approximately $3 million).

          Interest expense decreased $33.5 million for the first nine months of 2003 compared with the corresponding 2002 period. The decrease was primarily attributable to reductions related to the payoff of long-term debt (approximately $26 million) and project financing in 2002 (approximately $8 million).

          Miscellaneous Income (Expense), Net

          Miscellaneous income (expense), net, increased $1.2 million in the 2003 third quarter compared with the 2002 third quarter. The increase for the 2003 third quarter resulted primarily from mark-to-market benefits on non-qualified pension plan assets ($2.3 million), foreign currency exchange gains ($0.9 million) and higher interest income ($0.7 million); partially offset by higher shutdown expenses ($2.9 million).

          Miscellaneous income (expense), net, increased $12.7 million for the first nine months of 2003 compared with the corresponding 2002 period. The increase resulted primarily from the gain on sale of a cost-basis wire and cable investment ($6.4 million), mark-to-market benefits on non-qualified pension plan assets ($5.8 million), foreign currency exchange gains ($3.8 million) and the absence of 2002 cost-basis investment write-downs ($1.2 million); partially offset by higher shutdown expenses ($6.8 million).

          Benefit (Provision) for Taxes on Income

          The Company’s income tax provision for the 2003 third quarter principally resulted from (i) taxes on earnings at international operations ($14.0 million) that cannot be offset by losses at domestic operations and (ii) a current-year loss carryback benefit for U.S. operations ($2.0 million). The Company’s income tax provision for the nine months ended September 30, 2003, primarily comprised the following: (i) taxes on earnings at international operations ($41.2 million) that cannot be offset by losses at domestic operations, (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million) and (iii) a current-year loss carryback benefit for U.S. operations ($3.1 million).

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

          Cumulative Effect of Accounting Change

          On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and will subsequently be depreciated over the asset’s useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded an increase to our closure and reclamation reserve of approximately $2.5 million, net, an increase to our mining properties’ assets and intangibles of approximately $12.2 million and a cumulative gain of $8.4 million, net of deferred taxes. For the quarter and nine months ended September 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $3.6 million, or 4 cents per common share, and $14.5 million, or 16 cents per common share, respectively.

          The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

(Unaudited; $ in millions)

		SFAS	January 1,
	December 31,	No. 143	2003
	2002	Adoption	After
	As Reported*	Impact	Adoption

Mining properties	$907.4	63.8 **	971.2
Mining properties accumulated depreciation	(197.1)	(53.2)	(250.3)

Net mining properties assets	$710.3	10.6	720.9

Intangibles	$439.5	3.6 **	443.1
Intangibles – accumulated amortization	(93.6)	(2.0)	(95.6)

Net intangibles	$345.9	1.6	347.5

Asset retirement obligation liability	$138.6	10.4 ***	149.0

*	Reflects the reclassification of South American mining concessions from property, plant and equipment, net to intangible assets (refer to Note 3, Reclassification of Intangible Assets, for further discussion).

**	Amounts include $84.0 million and $7.5 million of additions related to recording an asset retirement cost, offset by $20.2 million and $3.9 million to reclassify amounts recognized as ore reserves in purchase accounting.

***	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

          The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

(Unaudited; $ in millions except per share data)

Third Quarter
2002

Loss before cumulative effect of accounting change as reported	$(53.7)
Reduced cost of products sold, net of tax	4.9
Additional depreciation expense, net of tax benefit	(0.5)

Pro forma loss before cumulative effect of accounting change	$(49.3)

Loss per common share before cumulative effect of accounting change:
Basic and diluted – as reported	$(0.64)
Basic and diluted – pro forma	$(0.59)
Net loss as reported	$(53.7)
Pro forma net loss	$(49.3)
Loss per common share:
Basic and diluted – as reported	$(0.64)
Basic and diluted – pro forma	$(0.59)

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,

	2003	2002

Loss before cumulative effect of accounting change as reported	$(38.9)	(89.9)
Reduced cost of products sold, net of tax	—	14.2
Additional depreciation expense, net of tax benefit	—	(1.4)

Pro forma loss before cumulative effect of accounting change	$(38.9)	(77.1)

Loss per common share before cumulative effect of accounting change:
Basic and diluted – as reported	$(0.55)	(1.15)
Basic and diluted – pro forma	$(0.55)	(1.00)
Net loss as reported	$(30.5)	(112.8)
Pro forma net loss	$(38.9)	(100.0)
Loss per common share:
Basic and diluted – as reported	$(0.46)	(1.43)
Basic and diluted – pro forma	$(0.55)	(1.28)

          The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

(Unaudited; $ in millions)

Pro forma asset retirement obligation liability – January 1, 2002	$138.1
Pro forma asset retirement obligation liability – December 31, 2002	$149.0

          Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Upon completion of the transitional impairment tests, the fair value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 in the first quarter of 2002 was $33.0 million, pre-tax ($22.9 million after-tax) and was recognized as a cumulative effect of a change in accounting principle.

          Subsequently, the Company completed its annual goodwill impairment test as of December 31, 2002, with no additional impairments. The Company will continue to test its goodwill annually as of December 31 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

          The changes in the carrying amount of goodwill for the year ended December 31, 2002, and nine months ended September 30, 2003, are as follows:

(Unaudited; $ in millions)

	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2001	$88.5	54.6	143.1
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Foreign currency translation adjustments	(19.4)	—	(19.4)

Balance as of December 31, 2002	69.1	21.6	90.7
Foreign currency translation adjustments	8.3	—	8.3

Balance as of September 30, 2003	$77.4	21.6	99.0

CHANGES IN FINANCIAL CONDITION

          Working Capital

          During the first nine months of 2003, net working capital balances (excluding cash and cash equivalents and debt) increased $10.2 million. This increase resulted primarily from:

•	an $89.5 million increase in accounts receivable primarily due to higher sales (approximately $115 million), an increase in a partner’s portion of cash calls (approximately $16 million), timing of collections (approximately $18 million), and higher net accounts receivable in the securitization program (approximately $4 million); partially offset by a net decrease in income taxes receivable primarily associated with refunds received (approximately $66 million);

•	a $22.9 million decrease in mill and leach stockpiles;

•	a $19.9 million decrease in inventories due to higher copper sales (approximately $34 million) and higher molybdenum sales (approximately $8 million); partially offset by increases in Columbian Chemicals’ inventory primarily due to a scheduled plant turn-

around in the 2003 fourth quarter and foreign currency impact (approximately $10 million), and an increase in Wire and Cable’s inventory (approximately $12 million) primarily reflecting seasonally low inventories at year-end 2002;

•	a $13.1 million decrease in deferred income tax asset primarily due to the reclassification of amounts to long-term deferred income tax liability; and

•	a $19.2 million increase in accrued income taxes due to higher foreign taxes (approximately $40 million); partially offset by approximately $16 million of payments net of refunds.

          Debt

          At September 30, 2003, our total debt was $2,020.7 million, compared with $2,110.6 million at year-end 2002. Our ratio of debt to total capitalization was 41.0 percent and 42.3 percent at September 30, 2003, and December 31, 2002, respectively.

          Debt reductions in the 2003 third quarter included the prepayment of $24 million of long-term debt at the Company’s Cerro Verde copper mine in Peru. Cerro Verde now has no long-term debt.

          In May 2003, the Company terminated $375 million of fixed-to-floating interest rate swaps associated with corporate debt maturing in 2005 and 2007. In the 2003 second quarter, we received cash proceeds of $35.9 million; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method.

          As of September 30, 2003, the Company had no borrowings under its $1 billion revolving credit facility that is available, provided compliance with covenant requirements, until its scheduled maturity on May 10, 2005.

          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) Opinion No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As a result of this Statement being adopted by the Company on January 1, 2003, we have reclassified the 2002 third quarter extraordinary item for debt extinguishment costs to a recurring item.

          Capital Expenditures and Investments

          Capital expenditures and investments for the first nine months of 2003 were $52.9 million for PDMC, $27.6 million for PDI and $25.8 million for other Corporate-related activities. Capital expenditures and investments for the first nine months of 2002 were $65.3 million for PDMC, $19.1 million for PDI and $4.1 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2003 to approximate $180 million, comprising approximately $100 million for PDMC, approximately $50 million for PDI, and approximately $30 million for Corporate and other. These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

          Dividends

          For the first nine months of 2003, Phelps Dodge has declared quarterly dividends of $5.0625 per mandatory convertible preferred share amounting to $10.1 million.

          Other Matters

          Based on discussions with the Staff of the Securities and Exchange Commission regarding the balance sheet classification of certain mining concessions, primarily mining concessions containing proven and probable ore reserves and mineralized material at the Company’s South American mines, the Company has reclassified such mining concessions from “Property, plant and equipment, net” to “Intangible assets.” Additionally, previously reported historical amounts have been reclassified for comparative purposes. Refer to Note 3 for further discussion.

          On July 11, 2003, Phelps Dodge amended its Form S-3 to combine the outstanding $150 million outstanding shelf registration into a new $750 million shelf registration. On July 15, 2003, this shelf registration statement was declared effective by the SEC.

          Contractual Obligations

          The following tables summarize Phelps Dodge’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of September 30, 2003, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2002:

Debt and Take-or-Pay Contracts as of September 30, 2003:

(Unaudited; $ in millions)

		Less Than
	Total	1 Year	1-3 Years

Short-term debt	$48.5	48.5	—
Long-term debt	1,972.2	124.4	520.8
Take-or-pay contracts	562.2	151.3	198.9

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	274.3	1,052.7
Take-or-pay contracts	122.3	89.7

          Our take-or-pay contracts primarily include contracts for electricity ($261.8 million), contracts for petroleum-based feedstock for conversion into carbon black ($144.3 million), contracts for natural gas ($38.1 million), and transportation and port fee commitments ($49.0 million). Approximately 80 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily to our carbon black operation in Brazil. Transportation obligations total $37.8 million primarily for exporting cathode produced at El Abra and Cerro Verde and copper in concentrate at Candelaria and for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of $11.2 million.

          Guarantees

          In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no guarantees issued in the first nine months of 2003 that had a material impact on our financial statements.

          Other Items that May Affect Liquidity

          On October 16, 2003, a fire occurred at the Metcalf solution extraction (SX) plant, one of four SX plants at our Morenci mine. The fire severely damaged four of 10 mixer-settler tanks at the Metcalf SX plant. Six of the unit’s tanks have resumed operation, and the mine has increased flows through its other SX plants to meet production targets. We expect the fire’s impact on the cost of production in the 2003 fourth quarter to be approximately $5 million to $10 million. The impact beyond the fourth quarter is expected to be minimal. Phelps Dodge has a global all-risk property insurance policy that provides for both property damage and business interruption; however, we do not expect any insurance recoveries as our per-occurrence and annual aggregate deductibles are higher than the projected Morenci claim.

          New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering the future cost of reclamation. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund future reclamation costs identified in an approved reclamation plan. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-

grade rating albeit at the lowest level in that category. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

          The cost of surety bonds (the traditional source of financial assurance) has increased significantly during the past two years. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable, the Company could be required to post other collateral or possibly cash or cash equivalents directly in support of financial assurance obligations.

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

          As of September 30, 2003, our domestic mining diesel fuel price protection program, which started in 2000, had outstanding diesel fuel option contracts in place to hedge approximately 22.2 million gallons of diesel fuel, or 54.3 percent of our consumption forecast through September 2004. As of September 30, 2002, our domestic diesel fuel price protection program had 12.8 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying forecast diesel fuel purchases.

          As of September 30, 2003, our international mining diesel fuel price protection program had outstanding diesel fuel option contracts in place to hedge approximately 2.7 million gallons of diesel fuel, or 71.9 percent of our consumption forecast through December 2003. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying forecast diesel fuel purchases.

          As of September 30, 2003, our domestic natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge approximately 9.4 million decatherms of natural gas, or 74.2 percent of our consumption forecast through December 2004. As of September 30, 2002, our domestic natural gas price protection program had outstanding natural gas option contracts in place to hedge approximately 0.4 million decatherms of natural gas. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying forecast natural gas purchases.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in the Company’s market risk during the first nine months of 2003. For additional information on market risk, refer to pages 51 and 93 through 97 of our report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

          The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner.

          An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of controls and procedures is effective.

          The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          1. Reference is made to paragraph VII of Part II, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2002.

          The Company’s wholly owned subsidiary, Cyprus Amax Minerals Company (Cyprus), is the plaintiff in an action entitled Cyprus Amax Minerals Company v. Asarco Incorporated, 99 Civ. 11198 (LMM), which was filed on November 9, 1999, in the U.S. District Court for the Southern District of New York. On September 12, 2003, after the close of discovery and in accordance with an Order of the Court, Cyprus served Asarco with a First Amended Complaint that, among other things, incorporates additional factual allegations based on information learned during discovery and asserts new causes of action against Asarco. On September 26, 2003, Asarco served Cyprus with an answer to the First Amended Complaint that, among other things, omits all of the counterclaims previously asserted by Asarco against Cyprus and the Company in this action. On October 10, 2003, the parties entered into a Stipulation in which Asarco formally dismissed with prejudice all counterclaims previously asserted against Cyprus and the Company in this action, and on October 14, 2003, that Stipulation was filed with the Court.

          2. Reference is made to paragraph X of Part II, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2002.

          A Consent Decree was lodged in the U.S. District Court for the District of Arizona on September 16, 2003, to resolve allegations of Clean Water Act violations at the United Verde Mine. The Consent Decree specifies the terms for settlement of the Clean Water Act claims, under which the Company will undertake certain improvement and reclamation projects and pay a civil penalty of $220,142. The Consent Decree is subject to a public comment period and Court approval.

          3. Reference is made to paragraph XIII of Part II, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2002.

          Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), and Cobre Mining Company (Cobre) are continuing their efforts to obtain approved closure permits from the New Mexico Environment Department (NMED) under the New Mexico Water Quality Act and closeout plans approved by the Mining and Minerals Division (MMD) of the Energy, Minerals and Natural Resources Department under the New Mexico Mining Act.

          NMED issued Chino’s closure permit on February 24, 2003. Since the closure permit was issued, Chino has engaged in discussions to resolve the amount and form of financial assurance required by NMED and MMD and the details of the closeout plan approval by MMD. To allow additional time to finalize applicable documentation and to hold a public hearing as required under the Mining Act, on September 24, 2003, MMD issued an order extending the deadline for Chino’s closeout plan approval to November 24, 2003 (from September 24, 2003). The public hearing is expected to be held on November 13, 2003, and MMD is expected to take action on the closeout plan following consideration of public comments. Chino’s closure permit has been appealed by third parties to the Water Quality Control Commission. Chino filed a motion to dismiss the appeal due to the failure to follow required procedures. If the appeal is not dismissed, a hearing is set for January 2004.

          NMED issued Tyrone’s closure permit on April 8, 2003, and Tyrone’s deadline for closeout plan approval is April 8, 2004. As a result of agreements on financial assurance announced in May and October 2003, a framework for financial assurance for Tyrone has been established. This arrangement is subject to public comment. Tyrone and one other party have appealed certain portions of the closure permit and a hearing before the Water Quality Control Commission on those appeals is set for October 27, 2003.

          Cobre has not yet received its NMED closure permit.

          4. Reference is made to paragraph XIX of Part II, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2002.

          The Company and Columbian Chemicals Company, together with several other companies, have been named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., filed on January 30, 2003, in the U.S. District Court for the District of Massachusetts,

and approximately 13 other actions originally filed in the same and three other U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants from January 30, 1999, to January 30, 2003. The complaints in these actions, which allege that the defendants fixed the price of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seek treble damages in an unspecified amount and attorneys’ fees. The Judicial Panel on Multidistrict Litigation has ordered that all these actions be consolidated for pretrial proceedings in the District of Massachusetts under the caption In re Carbon black Antitrust Litigation. It is anticipated that plaintiffs will shortly file an amended, consolidated complaint in these actions. The Company and Columbian Chemicals Company, together with several other companies, have also been named in an action entitled Level Construction, Inc. v. Cabot Corporation, et al., filed in Superior Court of the state of California for the county of San Francisco (and seven other actions filed in the same and other California Superior Courts) on behalf of a purported class or indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. The complaint alleges similar claims by indirect purchasers under California state law and seek treble damages in an unspecified amount and attorneys’ fees. A petition to coordinate these actions in San Francisco is pending. The Company believes that all these claims are without merit and intends to defend the lawsuits vigorously.

          5. In November 2002, the U.S. Environmental Protection Agency (EPA) issued a unilateral administrative order (UAO) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) to the Company’s wholly owned subsidiary, Western Nuclear, Inc., and two other companies, Kerr McGee Corporation and Fremont Lumber Company (collectively, the PRPs) requiring the companies to perform certain remedial design (RD) and remedial action (RA) work at the White King/Lucky Lass Uranium Mines site near Lakeview, Oregon. The PRPs do not believe the UAO was lawfully issued because EPA failed to recognize the joint responsibility of the U.S. government under applicable laws and to perform non-discretionary duties to ensure federal government responsibility for remediating the site prior to issuance of the UAO. The PRPs notified the EPA of their intent to sue and obtain, among other things, a judicial determination of the illegality of the UAO.

          The PRPs voluntarily commenced and undertook the RD work (but not RA work) required by the UAO, and advised the EPA of their position and progress. From January 2003 through July 2003, the PRPs and EPA exchanged letters expressing their respective positions concerning the validity of the UAO. On July 31, 2003, the EPA rejected the PRPs’ position, notifying them that penalties are accruing for the alleged violations of the UAO and that the purported penalties through the end of July 2003 total approximately $5.2 million.

          On September 19, 2003, the PRPs served a complaint on the Acting Administrator of the EPA, which seeks to have the federal district court of Oregon declare the UAO unlawful for failure to comply with the requirement under CERCLA to ensure federal government participation in remedying the site. Fremont Lumber Company, et al. v. Horinko, No. 03-CV-1073-AS (D. Ore). As of September 30, 2003, the EPA had not answered the complaint, nor had it instituted an action to enforce compliance with the UAO or to recover purported penalties allegedly accruing against the PRPs.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K: (i) Current Report on Form 8-K bearing cover date of July 11, 2003, in which the Company reported under Item 5 that beginning with its Form 10-Q for the quarter ended June 30, 2003, the Company will reclassify mining concessions as intangible assets, and previously reported historical amounts will be reclassified for comparative purposes; (ii) Current Report on Form 8-K bearing cover date of July 28, 2003, in which the Company reported under Item 9 and 12 that it had issued a press release announcing financial results for the three- and six-months ended June 30, 2003; (iii) Current Report on Form 8-K bearing cover date of July 31, 2003, in which the Company reported under Item 5 that it had issued a press release announcing that one of its wholly owned subsidiaries has agreed to acquire the one-third general partnership interest in Chino Mines Company in New Mexico currently held by Heisei Minerals Corporation; and (iv) Current Report on Form 8-K bearing cover date of October 6, 2003, in which the Company reported under Item 5 that the Company and the state of New Mexico have amended the agreement to provide for financial assurance required as part of the closure and closeout plans related to Chino, Tyrone and Cobre.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date:	October 29, 2003
By:	/s/ Stanton K. Rideout
Stanton K. Rideout
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

10.14	Additional form of Restricted Stock Letter (graduated vesting) under the Corporation’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), effective September 2, 2003 (SEC File No. 1-82).

Note: Omitted from the filing pursuant to the Instruction to Item 601 (b) (10) are any actual agreement between the Corporation and certain officers under the 2003 Plan, which contain subsequently similar provisions to the above-described Exhibit.

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