Form 10-K
period 2003-12-31
PHELPS DODGE CORP
filed 2004-02-26
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period____________ to ____________

Commission file number 1-82

PHELPS DODGE CORPORATION
 (Exact name of registrant as specified in its charter)

New York	13-1808503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ	85004-4414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 366-8100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, $6.25 par value per share Mandatory Convertible Preferred Shares,	New York Stock Exchange
$1.00 par value per share	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  x  No     .

The aggregate market value of Common Shares of the issuer held by nonaffiliates at June 30, 2003, was approximately $3,411,878,210.

Number of Common Shares outstanding at February 23, 2004: 92,747,818 shares.

Documents Incorporated by Reference:

Document	Location in 10-K
Proxy Statement for 2004 Annual Meeting	Part III

 i

PHELPS DODGE CORPORATION
Annual Report on Form 10-K

For the Year Ended December 31, 2003

Table of Contents	Page

PART I.

Items 1. and 2. Business and Properties	1
Phelps Dodge Mining Company	2
Properties, Facilities and Production	2
U.S. Mines	2
South American Mines	4
Manufacturing and Sales Segment	5
Primary Molybdenum Segment	5
Worldwide Copper Production by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production	6
Phelps Dodge Copper Production Data, by Source	7
Phelps Dodge Copper Sales Data, by Source	9
Phelps Dodge Other Metal Production and Sales	9
Phelps Dodge Manufacturing and Sales Production	10
Other Mining Segment	11
Exploration	11
Process Technology	11
Other	12
Other Mining Investments	12
Ore Reserves	12
Average Drill-Hole Spacing at Ore Reserve Properties	14
Metallurgical Recovery	14
Mill and Leach Stockpiles	14
Copper and Molybdenum Prices	15
Mineralized Material	16
Sales and Competition	17
Prices, Supply and Consumption	17
Costs	19
Environmental and Other Regulatory Matters	19
Ownership of Property	26
Phelps Dodge Industries	26
Specialty Chemicals Segment	26
Wire and Cable Segment	27
Environmental Matters	28
Labor Matters	29
Research and Development	29
Other Environmental Matters	29
Item 3. Legal Proceedings	31
Item 4. Submission of Matters to a Vote of Security Holders	36
Executive Officers of Phelps Dodge Corporation	36

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters	37
Item 6. Selected Financial Data	37
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation Management’s Discussion and Analysis	39
Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows	39
Critical Accounting Policies and Estimates	41
Results of Phelps Dodge Mining Company	49
Results of Phelps Dodge Industries	64
Other Matters Relating to the Statement of Consolidated Operations	66
Changes in Financial Condition; Capitalization	68
Capital Outlays	84
Inflation	84
Dividends and Market Price Ranges	84
Quarterly Financial Data	85
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	38
Item 8. Financial Statements and Supplementary Data Index to Consolidated Financial Statements	86
Report of Management	86
Report of Independent Auditors	87
Statement of Consolidated Operations	88
Consolidated Balance Sheet	89
Consolidated Statement of Cash Flows	90
Consolidated Statement of Shareholders’ Equity	91
Notes to Consolidated Financial Statements	92
Financial Data by Geographic Area	132
Financial Data by Business Segment	133
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	N/A
Item 9A. Controls and Procedures	38

PART III.

Item 10. Directors and Executive Officers of the Registrant	135
Item 11. Executive Compensation	135
Item 12. Security Ownership of Certain Beneficial Owners and Management	135
Item 13. Certain Relationships and Related Transactions	135
Item 14. Principal Accounting Fees and Services	135
Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K	135
Valuation and Qualifying Accounts and Reserves	138
Signatures	139
EX-10.8
EX-10.9
EX-10.12
EX-11
EX-12.1
EX-12.2
EX-21
EX-23
EX-24
EX-31
EX-32

PHELPS DODGE CORPORATION
2003 Annual Report on Form 10-K

PART I

Items 1. and 2. Business and Properties

      Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or our) is the world’s second largest producer of copper, among the world’s largest carbon black and magnet wire producers, and is the world’s largest producer of continuous-cast copper rod. On October 16, 1999, we acquired Cyprus Amax Minerals Company (Cyprus Amax or Cyprus). As a result of that acquisition, we also became one of the world’s largest producers/processors of molybdenum and molybdenum products.

      The Company consists of two major divisions: (i) Phelps Dodge Mining Company (PDMC) and (ii) Phelps Dodge Industries (PDI).

      (i)   PDMC includes our worldwide, vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and development programs. PDMC comprises 11 reportable segments — Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone (located in the United States), Candelaria/Ojos del Salado, Cerro Verde and El Abra (located in South America), Manufacturing and Sales, Primary Molybdenum and Other Mining.

      In 2003, PDMC produced 1,059,300 tons of copper for our account from worldwide mining operations, and an additional 246,300 tons of copper for the accounts of our minority-interest, joint-venture partners. Gold, silver, molybdenum, rhenium and sulfuric acid are by-products of our copper and molybdenum operations. Production of copper for our own account from our U.S. operations constituted approximately 53 percent of the copper mined in the United States in 2003. Much of our U.S. cathode copper production, together with additional copper purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Our South American mining operations produce a variety of metals and minerals, including copper, gold and silver. We explore for metals and minerals throughout the world.

      In 2003, PDMC produced 52 million pounds of molybdenum for our account from mining operations. High-purity, chemical-grade molybdenum concentrate is produced at our Henderson mine in Colorado. Most of the concentrate produced at Henderson is roasted at our Fort Madison, Iowa, roasters, and is further processed at the facility’s chemical plant into value-added molybdenum chemical products. In addition, some of the concentrate is processed into salable molysulfide for use primarily in the lubricant industry.

      Molybdenum concentrate is also produced as a by-product at two of our U.S. copper operations. This concentrate is generally roasted at one of our three roasting operations to produce technical grade molybdic oxide for sale into the metallurgical markets (i.e., steel industries).

      We also have research and development and process technology facilities primarily at our Process Technology Center in Safford, Arizona; and a research and development facility for engineered molybdenum products at our Climax Technology Center near Sahuarita, Arizona.

      (ii)   PDI is our manufacturing division comprising two reportable segments — Specialty Chemicals and Wire and Cable. PDI produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors.

      We produce specialty chemicals at operations in North America, Europe, South America and Asia through Columbian Chemicals Company, one of the world’s largest producers of carbon black. Carbon black is a reinforcing agent in natural and synthetic rubber that increases the service life of tires, hoses, belts and other products for the rubber industry. We also produce specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications.

      Our Wire and Cable segment has operations in the United States, Latin America, Asia, Europe and Africa. This segment produces magnet wire, copper and aluminum energy cables, telecommunications cables, specialty conductors and other products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers, medical applications and public utilities.

      In 2001, we initiated Quest for Zero, our comprehensive, lean-production program designed to, among other things, improve operating income. PDMC chartered business improvement teams to drive performance improvement projects and best practices. The elimination of variance and waste, and control of all critical processes are key factors in this process. Quest for Zero was designed to foster the rapid transfer of best practices to all business units.

      The Company’s Quest for Zero stretch goal was to achieve annual operating income improvements of $400 million by the end of 2003 when compared with the results that were then expected for 2001. In the fourth quarter of 2003, we achieved $91 million in improvements bringing the current annualized run rate to approximately $365 million, which is approximately 91 percent of the stretch goal.

      Note 23 to our Consolidated Financial Statements contained herein includes financial data for each of the last three years relating to our business segments, including data by geographic area.

      Phelps Dodge was incorporated as a business corporation under the laws of the state of New York in 1885. Our world headquarters is located in Phoenix, Arizona, and is a leased property. We employed approximately 13,000 people worldwide on December 31, 2003.

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

      Phelps Dodge’s Web site is http://www.phelpsdodge.com. Phelps Dodge makes available free of charge through its Internet site, via a link to the SEC’s Web site at http://www.sec.gov, its annual reports on Form 10K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

      Phelps Dodge makes available free of charge on http://www.phelpsdodge.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view some of these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided. The information on Phelps Dodge’s Web site is not incorporated by reference into this report.

PHELPS DODGE MINING COMPANY

      Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, they produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum as by-products.

      Our Manufacturing and Sales segment consists of conversion facilities, including our smelters, refineries and rod mills, as well as sales and marketing. The Manufacturing and Sales segment sells copper to others primarily as rod, cathode or concentrate, and as rod to our Wire and Cable segment. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

      Our Primary Molybdenum segment consists of the Henderson and Climax mines and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemical and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

      Our Other Mining segment includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

      Our five reportable U.S. Mines segments, the Manufacturing and Sales segment and Other Mining segment are discussed herein together, where appropriate, as U.S. Mining Operations.

      Our U.S. Mining Operations and our South American Mines are discussed herein together, where appropriate, as our Worldwide Copper Mining Operations.

Properties, Facilities and Production

      Following is a map indicating the approximate location of PDMC’s U.S. copper and molybdenum mines:

United States Mines

U.S. Mines

      We produce electrowon copper cathode at solution extraction/electrowinning (SX/EW) operations near Tyrone and Silver City, New Mexico (Tyrone (partially curtailed) and Chino (partially curtailed) mines, respectively) and Morenci, Miami (curtailed since 2002), Bagdad (partially curtailed since 2002) and Green Valley, Arizona (Sierrita, curtailed in the 2003 fourth quarter). We produce copper concentrate from open-pit mines and concentrators located at Bagdad (partially curtailed) and Green Valley, Arizona (partially curtailed since 2002) (Bagdad and Sierrita mines, respectively) and Silver City, New Mexico (Chino mine).

      We are the world’s leading producer of copper using the SX/EW process. In 2003, we produced a total of 569,600 tons of cathode copper at our SX/EW facilities in the United States, compared with 578,700 tons in 2002 and 585,300 tons in 2001. SX/EW is a cost-effective process for extracting copper from certain types of ores. SX/EW is a major factor in our continuing efforts to maintain internationally competitive costs. Our total annual capacity of electrowon copper cathode production currently is 410,000 tons at Morenci, 105,000 tons at Miami, 75,000 tons at Chino, 84,000 tons at Tyrone, 25,000 tons at Sierrita (although we currently are evaluating alternatives as the lease for land on which the facility is located has expired) and 15,000 tons at Bagdad. Additionally, Bagdad has 17,500 tons of concentrate leach capacity.

      The Morenci complex in southeastern Arizona comprises an open-pit mine, a concentrator, four solution extraction facilities and three electrowinning tankhouses. We operate Morenci and own an 85 percent undivided interest; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation. Each partner takes in kind its share of Morenci produc-

tion. Morenci is the largest copper producing operation in North America.

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

      Our wholly owned Bagdad mine in northwestern Arizona primarily mines copper sulfide ore. It produces copper and molybdenum concentrates and minor amounts of silver. The operation consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, and a leaching system with an SX/EW operation producing copper cathode. In January 2002, as a result of the then-current economic environment, Bagdad’s mill throughput was curtailed temporarily to approximately one-half capacity. At the time of this curtailment, we estimated that approximately 70,500 tons of annual copper production and 7 million pounds of annual by-product molybdenum production would be reduced. In 2003 and 2002, copper production at Bagdad exceeded our estimates due to improved production from our SX/EW operation, higher ore grades from normal mine planning improvements, and improvements in copper recovery and improved milling efficiency resulting from our Quest for Zero program. As a result, 2003 and 2002 annual copper production was only reduced by approximately 27,400 tons and 44,600 tons, respectively, when compared with 2001. Throughput at Bagdad also exceeded half capacity at various times during 2002, primarily driven by smelter and sulfuric acid supply requirements. In January 2003, Bagdad’s mill throughput increased to approximately 80 percent of capacity. Based upon the rapid increase in copper prices, our view of market fundamentals for copper and molydenum over the next several years, and our internal concentrate and sulfuric acid balance, Bagdad began increasing production in January 2004 with an expectation that it will be producing at full capacity in the 2004 second quarter.

      In February 2002, we announced that Bagdad would construct a $40 million copper concentrate leaching demonstration plant designed to recover commercial-grade copper cathode from chalcopyrite concentrates. The plant was commissioned in the 2003 first quarter and achieved full production in the 2003 second quarter. During nine months of operation (April to December 2003), the plant processed 44,200 tons of concentrate and produced approximately 24.4 million pounds of copper cathode. At full capacity, the plant can produce 35 million pounds of copper cathode from concentrate annually. This technology could assist in our long-term cost reduction strategy.

      We own the Sierrita mine near Green Valley, Arizona. The facility consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, two molybdenum roasters and a rhenium processing facility. Sierrita also uses an oxide and low-grade sulfide ore stockpile leaching system with an SX/EW operation to produce copper cathode. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. The current lease agreement expired in 2003. Future alternatives, including extension of the lease, are being considered. As a result, Sierrita’s electrowon copper cathode production has been curtailed since the 2003 fourth quarter.

      Sierrita’s on-site roasters process molybdenum concentrates produced at Sierrita and Bagdad as well as purchased concentrates or concentrates tolled for third parties. The resulting metallurgical grade molybdic oxide and related products are either packaged for shipment to customers worldwide or transported to other Phelps Dodge facilities for further processing.

      At year-end 2001, as a result of the then-current economic environment, mill throughput at the Sierrita mine was reduced temporarily to approximately one-half of its capacity. Our estimates at the time were that these actions would eliminate approximately 49,600 tons of annual copper production and 7 million pounds of by-product molybdenum. In 2003 and 2002, copper production at Sierrita exceeded our estimates due to improved production from higher ore grades from normal mine planning improvements, improvements in copper recovery and improved milling efficiency resulting from Quest for Zero actions, and smelter and acid supply requirements. As a result, 2003 and 2002 annual copper production was only reduced by approximately 35,400 tons and 44,200 tons, respectively, when compared with 2001. Based upon the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance, Sierrita began increasing production in January 2004 with an expectation that it will be producing at full capacity in the 2004 fourth quarter.

      Our wholly owned operations at Miami, Arizona, consist of an open-pit copper mine, an SX/EW operation producing copper cathode, a smelter, an acid plant, an electrolytic refinery and a copper rod plant. In January 2002, as a result of the then-current economic environment, the Miami mine and refinery were closed temporarily. Our estimate at the time was that this curtailment action would eliminate approximately 49,600 tons of annual copper production. In 2003 and 2002, Miami’s copper production was improved by higher than expected output from residual leach stockpiles, various other improvements resulting from Quest for Zero actions, and the use of smelter weak acid in leaching operations. As a result, 2003 and 2002 annual copper production was only reduced by approximately 32,000 tons and 30,400 tons, respectively, when compared with 2001. Based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance, the Miami smelter should resume operating at full capacity by the 2004 third quarter.

      We operate an open-pit copper mine, concentrator and SX/EW facility near Silver City, New Mexico, and a smelter in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we held a two-thirds interest through December 18, 2003. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owned the remaining one-third interest in Chino. On December 19, 2003, we purchased Heisei’s interest in Chino. Prior to December 19, 2003, each partner purchased its proportionate share of Chino’s copper production each month. Beginning in late 1998 and through the first half of 1999, production was curtailed resulting in a reduction of approximately 35,000 tons of annual copper production. In March 2001, the concentrator was temporarily shut down, and in January 2002, the Chino mine and smelter were closed temporarily. Our estimates at the time were that these actions would eliminate approximately 144,400 tons of annual copper production. We anticipated that residual leaching operations at Chino would become uneconomic by mid-year 2002. However, copper recoveries from leach stockpiles have been better than anticipated and leaching operations are now expected to remain economic for several more years, even with the mine curtailed. As a result, 2002 annual copper production was only reduced by approximately 97,400 tons. We restarted mining for leach material on a limited basis at Chino in April 2003. In September 2003, we resumed a full mine-for-leach operation. Based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance, Chino’s milling operations will commence in the 2004 third quarter at one-half capacity.

      On December 19, 2003, a wholly owned subsidiary of the Company acquired Heisei’s one-third general partnership interest in Chino. In connection with this transaction, Heisei paid on behalf of Chino approximately $64 million in cash to a trust to fund closure, closeout and reclamation obligations of Chino. That amount represents a one-third share of an estimate by the state of New Mexico of the amount of financial assurance Chino must provide in connection with its current permits. In addition, Heisei paid $50 million to the Company’s subsidiary to cover other Heisei obligations. Due to our business expectations and plans, which result in significant differences in the operating life of Chino as compared with Heisei, we recognized an extraordinary gain of approximately $68.3 million upon completing the transaction.

      Phelps Dodge operates its wholly owned Tyrone open-pit mine and SX/EW plant near Tyrone, New Mexico. Tyrone has been a mine-for-leach operation since 1992. We partially curtailed production at Tyrone in September 2003.

      Cobre Mining Company Inc. (Cobre), acquired in 1998, is located in southwestern New Mexico adjacent to our Chino operations. The primary assets of Cobre include an open-pit copper mine, two mills, and the surrounding 12,000 acres of land, including mineral rights. Subsequently, production was indefinitely suspended, reducing copper production by approximately 35,000 tons per year. The entire Cobre operation remained on care-and-maintenance status as of December 31, 2003. Based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance, Cobre is expected to resume open-pit mining and milling operations by the 2004 third quarter. In December 2002, the Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability.

      The recommencement of our curtailed mines, in conjunction with the one-third share of Chino acquired in December 2003, will increase our 2004 production by approximately 240 million pounds, and approximately 370 million pounds in 2005 when we achieve full run rates. This will bring production in 2004 and 2005 to approximately 2.35 billion pounds and 2.5 billion pounds, respectively. As a result of increased production at Sierrita and Bagdad, our molybdenum by-product production is expected to increase by approximately 3 million pounds to a total of 33 million pounds in 2004. A $15 million increase in capital expenditures is projected to result from the production ramp-up.

      Even though we remain optimistic about the copper upturn, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market swings.

South American Mines

      We produce electrowon copper cathode at SX/EW operations near Arequipa, Peru, and near Calama, Chile. We produce copper concentrate from open-pit mines and concentrators located near Copiapó, Chile. We also plan to produce copper concentrate in 2004 from two underground mines and a concentrator located near Copiapó, Chile (curtailed since 1998).

      Following is a map indicating the approximate location of PDMC’s South American mines:

South American Mines

      We operate the Candelaria mine located near Copiapó in the Atacama Desert of northern Chile. The operation consists of an open-pit copper mine, concentrator, port and associated facilities. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary. Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation own the remaining 20 percent interest.

      Phelps Dodge owns a 51 percent partnership interest in Sociedad Contractual Minera El Abra (El Abra), a Chilean contractual mining company. El Abra holds mining concessions over more than 33,000 acres of land near Calama in the copper-rich Second Region of northern Chile. The remaining 49 percent is owned by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). The El Abra operation consists of a mine-for-leach, open-pit mining operation that uses three stages of crushing prior to leaching, an on/off leach pad, and an SX/EW operation to produce copper cathode. In 2001, El Abra completed a project to leach uncrushed, run-of-mine (ROM) material. The ROM project allows El Abra to maintain tankhouse design capacity. ROM production began in January 2002, with full production from the project achieved in the second half of 2002.

      We own approximately 82 percent of the common stock of Sociedad Minera Cerro Verde S.A.A. (Cerro Verde). Compañía de Minas Buenaventura S.A., a long-established Peruvian mining concern, owns approximately 9 percent and the employees of Cerro Verde and other shareholders own approximately 9 percent. The Cerro Verde operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, Cerro Verde and Santa Rosa, a heap-leach operation and an SX/EW operation to produce copper cathode. The ore is processed through primary, secondary and tertiary crushers and placed on a leach pad after agglomeration.

      Until the fourth quarter of 1998, we produced copper concentrate from two underground mines and a concentrator located near Copiapó, Chile, through our wholly owned Chilean subsidiary, Compañía Contractual Minera Ojos del Salado (Ojos del Salado). We suspended operations indefinitely at Ojos del Salado in October 1998, resulting in a reduction of more than 22,000 tons of annual copper production. The Ojos del Salado operations remained on care-and-maintenance status through December 31, 2003. Based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance, Ojos del Salado is expected to resume underground mining and milling operations by the second quarter of 2004.

      In 2003, we produced a total of 346,100 tons of cathode copper at our SX/EW facilities in South America, compared with 343,500 tons in 2002 and 324,700 tons in 2001. Our total annual design capacity of electrowon copper cathode production is 248,000 tons at El Abra and 96,000 tons at Cerro Verde.

Manufacturing and Sales Segment

      We own and operate copper smelters in Miami, Arizona, and, through Chino Mines Company (in which we held a two-thirds partnership interest through December 18, 2003, and a 100 percent interest effective December 19, 2003), the Chino smelter in Hurley, New Mexico. In January 2002, the Chino smelter was temporarily closed. We smelt virtually all of our share of our U.S. copper concentrate production and, depending on market circumstances and internal production requirements, some concentrate production from Candelaria. In addition, we may purchase concentrate to keep our smelters operating at efficient levels.

      In September 1999, we suspended operations at our Hidalgo smelter in Hidalgo County, New Mexico, due to a general lack of concentrate availability in the United States and depressed copper market fundamentals. This suspension was coincident with the closure of the Metcalf concentrator as previously discussed. As a result of the successful acquisition of Cyprus Amax and the decision to convert Morenci to a mine-for-leach operation, we concluded that Hidalgo would probably not be operated in its historic configuration in the foreseeable future. Accordingly, a pre-tax write-down of the Hidalgo assets of $201.5 million was taken in 1999. However, it was anticipated at the time that Hidalgo may have a future use for sulfuric acid production for the Company’s leach operations. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo probably will not be reconfigured to produce acid as originally anticipated and that the net book value of Hidalgo assets probably would not be recovered. In December 2002, the Company recognized an impairment charge to write down Hidalgo’s assets by an additional $12.9 million (before and after taxes). Hidalgo’s power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million (before and after taxes) charge for the estimated remaining costs of its closure obligation at Hidalgo.

      We refine our share of anode copper production from our smelters at our refineries in El Paso, Texas, and Miami, Arizona. During 2003, 2002 and 2001, the El Paso refinery operated significantly below capacity due to the late 1999 third quarter closing of the Hidalgo smelter. The closure of the Hidalgo smelter resulted not only in a curtailment of operations at our El Paso refinery, but also a reduction of approximately 200 refinery jobs. Our Miami refinery has an annual production capacity of about 200,000 tons of copper cathode, and the El Paso refinery has an annual production capacity of about 450,000 tons of copper cathode. The total combined capacity of about 650,000 tons of electrolytic copper per year is sufficient to refine all the anode copper we produce for our account at our operating smelters, as well as anodes from other customers that we refine on a toll basis. As a result of production curtailments announced in the fourth quarter of 2001, the Miami refinery was temporarily closed. Our El Paso refinery also produces copper sulfate, nickel sulfate, copper telluride, and autoclaved slimes material containing gold, silver, selenium, platinum and palladium.

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

Primary Molybdenum Segment

      See the United States Mines map on page 2 for the location of our molybdenum mines.

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

      In May 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its Henderson workforce by approximately 130 workers. In 2003, the previously announced production curtailment essentially remained in place.

      Phelps Dodge also owns the Climax molybdenum mine near Leadville, Colorado. The operation consists of both an underground and open-pit mine, and a 16,000-ton-per-day concentrator. The Climax molybdenum mine had been placed on care-and-maintenance in 1995 by the predecessor owner. At year-end 2003, as well as at the acquisition, we expected to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business. The property comprises more than 14,000 acres.

      Phelps Dodge processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates and molysulfide. The Company operates molybdenum roasters at Green Valley, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands.

      The Fort Madison, Iowa, facilities consist of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet chemicals plant and sublimation equipment. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facilities produce ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molysulfide.

      The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, a metallurgical packaging facility and a chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in a wet chemical plant.

      We also produce ferromolybdenum and molysulfide for worldwide customers at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.

Worldwide Copper Production by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production

      The following tables show our worldwide copper production by source for the years 1999 through 2003; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:

•
curtailment of Chino operations beginning in the 1998 fourth quarter, followed by temporary shut-down of the concentrator in March 2001 and temporary closure of the mine and smelter in January 2002, a partial restart of mining for leach material in April 2003 with a full restart of mining for leach materials in September 2003;

•	partial curtailment at Tyrone in September 2003;

•	completion of the run-of-mine leach project at El Abra with production commencing January 2002;

•	temporary closure of the Miami mine and refinery in January 2002;

•
curtailment of mill throughput at Sierrita and Bagdad to approximately one-half capacity in January 2002, followed by an increase in Bagdad’s mill throughput to approximately 80 percent in January 2003;

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

•	permanent closure of Morenci’s Metcalf concentrator at the end of 1999;

•	temporary closure of the Hidalgo smelter facilities in September 1999; and

•	acquisition of Cobre in February 1998 followed by suspension of operations in March 1999.

Phelps Dodge Copper Production Data, by Source (a)

(thousand tons)

	2003	2002	2001	2000	1999
Material mined (b)
Morenci	237,338	248,505	281,474	274,871	297,872
Bagdad	48,935	42,912	63,680	69,101	16,233
Sierrita	35,525	23,066	60,869	75,319	15,875
Miami	—	—	32,702	46,446	13,787
Chino	12,299	220	59,277	61,519	44,562
Cobre	—	—	—	—	4,558
Tyrone	16,319	45,515	73,990	113,937	113,422
Candelaria	108,442	109,211	126,509	128,464	139,886
Cerro Verde	72,965	75,982	68,685	61,400	11,459
El Abra	87,682	76,831	82,737	67,786	10,029

Total material mined	619,505	622,242	849,923	898,843	667,683
Less minority participants’ shares (c):
Morenci	35,601	37,276	42,220	41,231	44,681
Chino (m)	3,785	73	19,758	20,506	14,854
Candelaria	21,688	21,842	25,302	25,693	27,977
El Abra	42,964	37,647	40,541	33,215	4,914

Net Phelps Dodge share	515,467	525,404	722,102	778,198	575,257

Mill ore processed
Morenci	—	—	4,301	26,698	38,283
Bagdad	26,103	19,783	31,667	29,846	6,211
Sierrita	26,654	21,439	38,133	38,319	8,046
Chino	—	—	3,109	13,889	16,056
Cobre	—	—	—	—	654
Candelaria	26,407	28,507	27,365	26,165	22,405

Total mill ore processed	79,164	69,729	104,575	134,917	91,655
Less minority participants’ shares (c):
Morenci	—	—	645	4,004	5,742
Chino (m)	—	—	1,036	4,630	5,352
Candelaria	5,281	5,701	5,473	5,233	4,481

Net Phelps Dodge share	73,883	64,028	97,421	121,050	76,080

Leach ore placed in stockpiles
Morenci	228,940	241,955	258,202	236,696	250,680
Bagdad	—	328	696	—	—
Sierrita	375	170	14,347	18,386	4,307
Miami	—	—	10,208	11,032	2,379
Chino	11,066	198	31,009	12,875	12,400
Tyrone	10,722	34,835	27,513	51,446	55,693
Cerro Verde	21,014	24,096	23,436	17,833	2,642
El Abra	80,604	71,224	75,875	62,042	8,678

Total leach ore placed in stockpiles	352,721	372,806	441,286	410,310	336,779
Less minority participants’ shares (c):
Morenci	34,341	36,293	38,729	35,503	37,602
Chino (m)	3,376	66	10,336	4,292	4,133
El Abra	39,496	34,900	37,179	30,401	4,252

Net Phelps Dodge share	275,508	301,547	355,042	340,114	290,792

See footnote explanations on page 10.

Phelps Dodge Copper Production Data, by Source (a)

(thousand tons)

	2003	2002	2001	2000	1999
Grade of ore mined — percent copper
Morenci — mill	—	—	0.78	0.71	0.68
Morenci — leach	0.28	0.28	0.30	0.26	0.26
Bagdad — mill	0.43	0.43	0.43	0.43	0.43
Bagdad — leach	—	0.29	0.28	—	—
Sierrita — mill	0.29	0.32	0.29	0.29	0.29
Sierrita — leach	0.26	0.21	0.22	0.20	0.20
Miami — leach	—	—	0.41	0.71	0.52
Chino — mill	—	—	0.79	0.83	0.59
Chino — leach	0.80	0.29	0.48	0.22	0.25
Cobre — mill	—	—	—	—	1.00
Tyrone — leach	0.34	0.35	0.29	0.26	0.28
Candelaria — mill	0.97	0.84	0.96	0.93	1.22
Cerro Verde — leach	0.60	0.55	0.53	0.59	0.78
El Abra — leach	0.49	0.50	0.60	0.56	0.79
Average copper grade — mill	0.56	0.56	0.54	0.59	0.75
Average copper grade — leach	0.37	0.35	0.38	0.33	0.28

Copper Production
Morenci:
Concentrate	—	—	23.5	132.3	195.2
Electrowon	421.2	412.7	368.1	284.7	284.7
Bagdad:
Concentrate	82.5	68.4	118.1	111.5	22.3
Electrowon	24.5	15.6	10.5	11.8	2.9
Sierrita:
Concentrate	66.3	60.0	94.6	95.9	19.7
Electrowon	9.3	16.2	26.3	26.5	5.8
Miami:
Electrowon	17.8	10.5	44.1	59.3	13.2
Bisbee:
Precipitate	—	0.1	0.2	0.1	0.1
Chino:
Concentrate and precipitate	—	—	18.3	87.0	74.3
Electrowon	39.9	53.8	59.9	48.6	55.8
Cobre:
Concentrate	—	—	—	—	6.6
Tyrone:
Electrowon	56.9	69.9	76.4	79.3	80.1
Candelaria:
Concentrate	234.5	219.5	243.2	224.7	250.1
Cerro Verde:
Electrowon	96.3	95.3	84.9	78.7	16.2
El Abra:
Electrowon	249.8	248.2	239.8	217.4	52.8
Manufacturing and Sales (d)	6.6	5.4	3.0	1.2	1.5

Total copper production	1,305.6	1,275.6	1,410.9	1,459.0	1,081.3
Less minority participants’ shares (c):
Morenci	63.3	61.9	58.8	62.5	72.0
Chino (m)	12.5	17.9	26.1	45.2	43.3
Candelaria	46.9	43.9	48.6	45.0	50.0
El Abra	122.4	121.7	117.5	106.5	25.9
Manufacturing and Sales (d)	1.2	1.4	(0.2)	(0.5)	—

Net Phelps Dodge share	1,059.3	1,028.8	1,160.1	1,200.3	890.1

See footnote explanations on page 10.

Phelps Dodge Copper Sales Data, by Source (a)

(thousand tons)

	2003	2002	2001	2000	1999
Copper sales — net Phelps Dodge share from own mines (e):
Morenci	357.9	350.8	333.0	354.4	415.5
Bagdad	111.0	92.3	132.9	123.3	25.2
Sierrita	79.3	83.8	125.1	122.4	25.6
Miami	20.0	15.2	46.6	59.2	13.2
Bisbee	—	0.1	0.3	0.1	0.1
Chino	27.4	35.8	52.1	90.4	89.3
Cobre	—	—	—	—	6.6
Tyrone	56.9	69.9	76.4	79.2	81.7
Candelaria	187.4	174.6	190.1	181.5	187.4
Cerro Verde	95.6	94.9	84.7	78.8	16.5
El Abra	128.4	129.6	126.7	109.5	29.3
Manufacturing and Sales (d)	5.4	4.1	2.9	1.8	1.5

Total copper sales — net Phelps Dodge share from own mines	1,069.3	1,051.1	1,170.8	1,200.6	891.9

Purchased copper:
Morenci	—	—	—	—	0.1
Candelaria	22.1	35.8	37.0	5.0	—
El Abra	7.3	56.5	5.8	—	—
Manufacturing and Sales (d)	345.1	350.7	418.4	490.0	289.6

Total purchased copper	374.5	443.0	461.2	495.0	289.7

Total sales	1,443.8	1,494.1	1,632.0	1,695.6	1,181.6

Phelps Dodge Other Metal Production and Sales (a)

	2003	2002	2001	2000	1999
Gold (thousand ounces)
Total production	129	132	140	151	173
Less minority participants’ shares (c)	26	24	31	33	37

Net Phelps Dodge share	103	108	109	118	136

Sales (e)	108	136	77	120	138

Silver (thousand ounces)
Total production	2,754	2,582	3,773	4,985	4,284
Less minority participants’ shares (c)	265	225	490	657	877

Net Phelps Dodge share	2,489	2,357	3,283	4,328	3,407

Sales (e)	2,292	3,317	2,504	4,813	3,415

Molybdenum (thousand pounds)
Primary Molybdenum:
Henderson	22,247	20,517	18,603	19,727	1,718
By-product	29,747	24,448	36,912	31,751	6,585

Total production	51,994	44,965	55,515	51,478	8,303
Less minority participant’s shares (c):
Chino	—	—	50	419	241

Net Phelps Dodge share	51,994	44,965	55,465	51,059	8,062

Sales — Net Phelps Dodge share from own mines (e)	54,158	46,665	55,105	57,988	11,391
Purchased molybdenum	8,199	7,393	1,609	—	26

Total sales	62,357	54,058	56,714	57,988	11,417

Sulfuric acid (thousand tons)
Total production from copper smelters (f)	647.6	748.6	1,236.7	1,231.8	1,172.1
Less minority participant’s shares (c)	—	1.6	190.2	186.3	212.5

Net Phelps Dodge share	647.6	747.0	1,046.5	1,045.5	959.6

Sales from copper smelters (f)	45.5	14.5	15.9	35.0	625.5

See footnote explanations on page 10.

Prices

(per pound)

	2003	2002	2001	2000	1999
COMEX — copper price (g)	$0.81	0.72	0.73	0.84	0.72
LME — copper price (h)	$0.81	0.71	0.72	0.82	0.71
Metals Week - molybdenum Dealer Oxide mean price (i)	$5.32	3.77	2.36	2.56	2.65

Phelps Dodge Manufacturing and Sales Production (a)

	2003	2002	2001	2000	1999
Smelters (j)
Total copper (thousand tons)	200.8	243.8	463.5	439.8	267.4
Less minority participants’ shares (c)	—	0.5	36.7	49.5	57.0

Net Phelps Dodge share	200.8	243.3	426.8	390.3	210.4

Refineries (k)
Copper (thousand tons)	284.6	319.6	502.6	471.2	422.6
Gold (thousand ounces) (n)	—	79.0	86.6	52.6	72.9
Silver (thousand ounces) (n)	—	1,786.0	3,719.1	3,838.9	3,681.5

Rod (l)
Total copper (thousand tons)	825.8	850.6	879.8	1,153.9	805.1

Footnotes to tables on pages 7 through 10:
(a)	Includes Cyprus Amax production and sales from the time it was acquired on October 16, 1999.
(b)	Includes material mined for leaching operations.
(c)
Interests in mining joint ventures in which we own more than 50 percent are reported using the proportional consolidation method.
Cerro Verde, in which we own 82 percent of its common stock, is reported using the full consolidation method.

(d)	Includes smelter production from custom receipts and fluxes as well as tolling gains or losses.
(e)	Excludes sales of purchased copper, molybdenum, silver and gold.
(f)	Sulfuric acid production results from smelter air quality control operations; sales do not include internal usage.
(g)	New York Commodity Exchange annual average spot price per pound — cathodes.
(h)	London Metal Exchange annual average spot price per pound — cathodes.
(i)	Annual Metals Week molybdenum Dealer Oxide mean price per pound — as quoted in Platts Metals Week.
(j)	Includes production from purchased concentrates and copper smelted for others on a toll basis.
(k)	Includes production from purchased material and copper refined for others on a toll basis.
(l)	Includes rod, wire, oxygen-free billets/cakes, scrap and other shapes.
(m)	Reflects a one-third partnership interest from January 1, 2003 to December 18, 2003.
(n)	El Paso closed its precious metals processing facility in the fourth quarter of 2002.

Other Mining Segment

      This segment includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

     Exploration

      Our exploration group’s primary objectives are to increase PDMC’s reserve base through discoveries and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Exploration is focused on finding large-scale copper, and copper/gold deposits in the four principal copper-producing regions of the world: southwest U.S. /Mexico, South American Cordillera, Central Africa, and Australia, as well as in other highly prospective areas. This group operates in more than 12 countries and maintains offices in Australia, Brazil, Canada, Chile, India, Mexico, Peru and the United States.

      In 2003, Phelps Dodge expended $25.8 million on worldwide exploration, compared with $20.0 million in 2002 and $36.8 million in 2001. Approximately 29 percent of the 2003 expenditures occurred in the United States with 25 percent being spent at our U.S. mine sites. This compares with 33 percent in 2002 (24 percent at U.S. mine sites) and 14 percent in 2001 (13 percent at U.S. mine sites). The balance of our exploration expenditures was spent principally in Australasia, Brazil, Chile, Mexico, Canada, Peru and Central Africa, including 6 percent at our South American mine sites.

      During 2003, exploration efforts continued at our existing copper operations. Work continued on an underground decline at Candelaria to provide exploration drilling access to a high-grade underground zone of mineralization at depth adjacent to the Candelaria open pit. At our Morenci mine, the first phase drilling of two district targets intersected promising mineralized intercepts.

      Environmental permitting continues at our Safford project in eastern Arizona to enable development of the Dos Pobres and San Juan deposits. The Final Environmental Impact Study for the Safford project was published by the Bureau of Land Management in December 2003. The two deposits contain an estimated total of 533 million tons of leachable reserves with an ore grade of 0.37 percent copper.

      Phelps Dodge Australasia, Inc., a subsidiary of Phelps Dodge Corporation, sold its Australian exploration property portfolio to Red Metal Limited, a newly formed junior mining exploration company that listed on the Australian Stock Exchange in October 2003. As consideration, Phelps Dodge Australasia acquired a 15 percent shareholding in Red Metal Limited and rights to acquire interests in properties explored.

      In August 2003, the Ambatovy nickel/cobalt deposit in central Madagascar was optioned to Dynatec Corporation in consideration for a cash payment of $0.5 million and completion of a feasibility study that will earn it a 53 percent interest in the project. Previous studies estimated mineralized material of 210 million tons at an estimated grade of 1.1 percent nickel and 0.1 percent cobalt.

      In August 2002, Phelps Dodge announced it had replaced BHP Billiton as option holder under an existing agreement among BHP Billiton, Tenke Mining Corp. and others to acquire a controlling interest and operatorship in the Tenke Fungurume Mining (TFM) copper/cobalt project in the Democratic Republic of the Congo. On January 16, 2004, Phelps Dodge Exploration Corporation entered into a joint venture with Tenke Holdings Limited with respect to the exploration, development and, if warranted, commercial production associated with the TFM copper/cobalt mineral deposit. Phelps Dodge has a 70 percent interest in the joint venture, which has a 55 percent ownership in TFM.

      In December 2001, we recorded a charge of $3.9 million to write off the net book value of the Piedras Verdes project in Sonora, Mexico, as it no longer met our development criteria. In March 2002, Phelps Dodge reached an agreement with Frontera Copper Corporation to sell its interest in the Piedras Verdes project in Mexico. In accordance with the agreement, Phelps Dodge received $0.5 million in cash plus other consideration, which are subject to a number of conditions, not to exceed $16 million.

      In October 2001, Phelps Dodge sold its 50 percent interest in Mineração Serra do Sossego to Companhia Vale do Rio Doce (CVRD) for $42.5 million in cash. Sossego is a copper-gold deposit in the Carajas region of Brazil.

     Process Technology

      The objective of PDMC’s process technology center (PTC) in Safford, Arizona, is to enhance and strengthen Phelps Dodge’s competitive position in the world copper market. PTC was established in 1996 to provide metallurgical process development capabilities, process optimization services, metallurgical testing and advanced material characterization services to meet the needs of PDMC and its operations. PTC is ISO-9001 certified. The activities at PTC are directed at continuous improvement of existing processes and the development of new cost-competitive technologies, and are an integral part of our Quest for Zero program. PTC employs approximately 78 engineers, scientists and technical support staff. The facilities include:

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

      The principal areas of activity include hydrometallurgy, mineral processing (grinding and flotation), material characterization and technical information services. Some of the most important projects and milestones in 2003 were:

•
The commissioning of a new concentrate pressure leaching demonstration plant at the Bagdad mine. The facility is the first of its kind in the world to use high-temperature pressure leaching to process chalcopyrite concentrates. The technology is proprietary and is covered under a Technology Development Agreement between Phelps Dodge and Placer Dome Inc. The plant was de-

signed to produce 35 million pounds of copper cathode annually. The plant was commissioned in the first quarter of 2003 and achieved full production in the second quarter of 2003. During nine months of operation (April to December 2003), the plant processed 44,200 tons of concentrate and produced approximately 24.4 million pounds of copper cathode. Average extraction of copper from concentrate was 98.5 percent, slightly more than design recovery. Plant availability averaged 85 percent during the nine-month period of operation.

•
The continued development of a new medium-temperature pressure leaching process for copper concentrate treatment at the Hazen Research facility in Golden, Colorado. This process is designed to minimize acid production and has potential application for the processing of concentrates where sulfuric acid cannot be beneficially used in stockpile or heap leaching operations.

•	The continued development of a direct electrowinning technology for use in conjunction with the pressure leaching technology described above.

•	The continued advancement of proprietary technology for heap and stockpile leaching of low-grade chalcopyrite ores.

•	The investigation of alternative technologies to reduce the cost of copper electrowinning.

•	The investigation of alternative sulfuric acid production techniques.

•	The successful installation and commissioning of a third QemSCAN scanning electron microscope in the second quarter of 2003.

      Total expenditures for PTC in 2003 were approximately $18 million, compared with $13 million in 2002 and $11 million in 2001. PDMC intends to advance all of these research and development projects aggressively in 2004; however, there is no assurance that any of these technologies will be commercialized.

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

Other Mining Investments

      We own a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V., with a 54.2 percent interest, and Cerro Trading Company, Inc., with a 14.2 percent interest. A total of 17.6 percent interest is publicly held. SPCC’s results are not included in our earnings because we account for our investment in SPCC on the cost basis. Based on the composition of SPCC’s board of directors, Grupo Mexico has majority control, and the two principal minority shareholders cannot override Grupo Mexico’s decisions. On January 29, 2004, the two directors of SPCC that we nominated resigned from SPCC’s board of directors. During 2003, we received dividend payments of $6.3 million from SPCC, compared with $4.0 million in 2002 and 2001.

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

Ore Reserves

      Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their constituent values. Estimates of our ore reserves are based upon engineering evaluations of assay values derived from sampling of drill holes and other openings. In our opinion, the sites for such samplings are spaced sufficiently close and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserve estimates include assessments of the resource, mine and metallurgy as well as consideration of economic, marketing, legal, environmental, social and governmental factors.

      Phelps Dodge uses several additional factors to determine mine design limits that it believes maximize the value of future cash flows including time-valued concepts to recognize, for example, any elapsed time between mining of overburden and the mining of ore. Our mine designs recognize capital and other expenditures required to extract the ore reserves over the life of the mine. Cutoff grade strategies are implemented to maximize time-valued cash flows. Phelps Dodge believes its ore reserve estimation methodology is prudent and consistent with appropriate industry standards.

      Proven and probable ore reserves at December 31, 2003, and 2002, for each of our operating, curtailed and development properties are summarized on the following page.

	Total Reserves Estimated at December 31, 2003 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)
Operating and Curtailed Operations
Morenci (2)	178.7	0.46	—	575.3	0.54	2,044.6	0.18	85.0
Bagdad (3)	797.9	0.36	0.02	—	—	14.8	0.28	100.0
Sierrita (4)	1,199.9	0.26	0.03	—	—	35.8	0.18	100.0
Miami (5)	—	—	—	—	—	126.3	0.37	100.0
Chino (6)	182.1	0.61	0.02	—	—	239.0	0.42	100.0
Cobre (5)	57.6	0.55	—	—	—	77.8	0.26	100.0
Tyrone	—	—	—	—	—	252.2	0.31	100.0
Candelaria (7)	332.2	0.76	—	—	—	—	—	80.0
Ojos del Salado (5) (7)	18.7	1.32	—	—	—	—	—	100.0
Cerro Verde (8)	—	—	—	156.8	0.69	104.0	0.32	82.0
El Abra	—	—	—	267.8	0.53	269.5	0.29	51.0
Primary Molybdenum:
Climax (5) (9)	156.4	—	0.19	—	—	—	—	100.0
Henderson	165.8	—	0.21	—	—	—	—	100.0

Undeveloped Copper Reserves — require substantial capital investments to bring into production
Cerro Verde	464.0	0.61	0.02	—	—	—	—	82.0
Safford	—	—	—	447.2	0.40	86.1	0.20	100.0

	Total Reserves Estimated at December 31, 2002 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)
Operating and Curtailed Operations
Morenci	181.5	0.47	—	587.7	0.57	2,303.0	0.19	85.0
Bagdad	873.6	0.36	0.02	—	—	17.2	0.29	100.0
Sierrita	1,040.9	0.27	0.03	—	—	26.7	0.19	100.0
Miami	—	—	—	—	—	126.9	0.37	100.0
Chino	187.0	0.62	0.02	—	—	263.8	0.42	66.7
Cobre	57.6	0.55	—	—	—	77.8	0.26	100.0
Tyrone	—	—	—	—	—	224.5	0.32	100.0
Candelaria	387.0	0.70	—	—	—	—	—	80.0
Ojos del Salado	18.7	1.32	—	—	—	—	—	100.0
Cerro Verde	—	—	—	198.8	0.66	133.5	0.30	82.0
El Abra	—	—	—	309.3	0.54	281.2	0.27	51.0
Primary Molybdenum:
Climax	145.2	—	0.23	—	—	—	—	100.0
Henderson	170.7	—	0.21	—	—	—	—	100.0

Undeveloped Copper Reserves — require substantial capital investments to bring into production
Cerro Verde	464.0	0.61	0.02	—	—	—	—	82.0
Safford	—	—	—	447.2	0.40	86.1	0.20	100.0

(1)	Total reserves estimated (i) are 100% basis, (ii) include only in-situ tonnages, and (iii) do not include stockpiled ores.
(2)	Morenci ore reserves decreased from 2002 primarily as a result of 2003 production.
(3)	Bagdad ore reserves decreased due to new mine design.
(4)	Sierrita ore reserves increased due to a new pit design and a change in cutoff grade strategy.
(5)
Cobre, Climax, Miami and Ojos del Salado properties have been on care-and-maintenance status with no mining taking place. The Company has announced that Cobre and Ojos del Salado will resume mining in 2004.

(6)	Heisei’s one-third interest in Chino was purchased by Phelps Dodge on December 19, 2003.
(7)	The Candelaria and Ojos del Salado deposits also contain, respectively, 0.006 ounces and 0.008 ounces of gold per ton. Candelaria reserve decreased due to 2003 production.
(8)	Cerro Verde leach reserves decreased due to 2003 production as well as remodeling of the Cerro Negro deposit.
(9)	Climax ore tonnages were modified to include only those reserves in the redesigned open pit; the underground material previously characterized as ore reserves was reclassified as mineralized material.

Average Drill-Hole Spacing at Ore Reserve Properties

      The following table sets forth the average drill-hole spacing for proven and probable ore reserves by process types:

	As of December 31, 2003
	Proven		Probable
	(average spacing feet)		(average spacing feet)
Property	Mill	Leach	Mill	Leach
Morenci	283	283	400	400
Bagdad	190	81	441	323
Sierrita	229	141	348	245
Miami	N/A	200	N/A	300
Chino	141	200	200	283
Cobre	150	200	200	300
Tyrone	N/A	283	N/A	283
Candelaria	115	N/A	230	N/A
Ojos del Salado	82	N/A	164	N/A
Cerro Verde	196	121	444	303
El Abra	N/A	197	N/A	328
Climax	200	N/A	200	N/A
Henderson	65	N/A	290	N/A
Safford	N/A	200	N/A	400

Metallurgical Recovery

      The following table sets forth the average expected metallurgical recovery by process type:

	As of December 31, 2003
	Copper		Molybdenum
Property	Mill % (a)	Leach % (b)	Mill % (c)
Morenci	79.5	58.5	N/A
Bagdad	87.3	38.0	67.7
Sierrita	83.7	52.7	78.4
Miami	N/A	65.1	N/A
Chino	78.0	68.3	17.4
Cobre	85.5	69.1	N/A
Tyrone	N/A	64.5	N/A
Candelaria	92.0	N/A	N/A
Ojos del Salado	90.1	N/A	N/A
Cerro Verde	84.8	71.4	59.4
El Abra	N/A	62.1	N/A
Climax	N/A	N/A	85.1
Henderson	N/A	N/A	85.7
Safford	N/A	70.0	N/A

(a)	Mill recoveries include expected mill and smelter recoveries and an allowance for concentrate transportation losses.
(b)	Leach recoveries are the expected total recoveries over multiple leach cycles.
(c)	Molybdenum recoveries include mill recoveries and roaster deductions.

Mill and Leach Stockpiles

      Stockpiled copper-bearing material that has been removed from the mine, and for which we have reasonable certainty of processing, is summarized below:

(in million tons)	2003
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper
Mill stockpiles:
100% basis	63	0.45	83.6	0.2
Phelps Dodge share				0.2

Leach stockpiles:
100% basis	7,974	0.27	7.3	1.6
Phelps Dodge share				1.4

*	Copper grade when placed.

(in million tons)	2002
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper
Mill stockpiles:
100% basis	45	0.46	91.9	0.2
Phelps Dodge share				0.2

Leach stockpiles:
100% basis	7,745	0.27	6.9	1.4
Phelps Dodge share				1.2

*	Copper grade when placed.
Note: We did not have stockpiled molybdenum-bearing material that had been removed from the mine at December 31, 2003 and 2002.

      We employ reasonable estimation methods to determine copper contained in mill and leach stockpiles.

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

      Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to more than 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take several years.

      The estimated recoverable copper contained in stockpiles at each mine was as follows:

(in million tons)

	December 31,
	2003	2002
Mill stockpiles:
Candelaria	0.2	0.2

Leach stockpiles:
Morenci	0.4	0.4
Bagdad	0.1	0.1
Sierrita	0.1	0.1
Miami	0.1	0.1
Chino	0.6	0.4
Tyrone	0.1	0.1
Cerro Verde	0.1	0.1
El Abra	0.1	0.1

	1.6	1.4

Total	1.8	1.6
Phelps Dodge share	1.6	1.4

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

      Our estimated share of aggregate copper and molybdenum ore reserves as of December 31 was as follows:

	2003	2002	2001	2000	1999
Milling reserves (billion tons)	3.5	3.4	3.6	4.3	4.2
Leaching reserves (billion tons)	4.0	4.3	5.2	3.8	4.1
Commercially recoverable copper (million tons):
Ore reserves	19.5	19.6	22.1	23.1	23.7
Stockpiles and in-process inventories	1.6	1.4	0.9	1.0	0.7

Total	21.1	21.0	23.0	24.1	24.4

Commercially recoverable molybdenum (billion of pounds)	2.0	2.1	2.1	2.2	2.2

      Ore reserves reported to us by SPCC, in which we hold a 14.0 percent interest, as of December 31, 2003, for its Peruvian properties were approximately 1.9 billion tons of millable reserves at a grade of 0.68 percent copper and approximately 2.0 billion tons of leachable reserves at an average grade of 0.19 percent copper. These ore reserves are the combined totals for both the Cuajone and Toquepala properties. SPCC is controlled by its majority shareholder, Grupo Mexico. We have relied on SPCC and have not conducted an independent review of its ore reserves.

Copper and Molybdenum Prices

      The volatility of copper and molybdenum prices is reflected in the following table, which gives the high, low and average COMEX price of high-grade copper and the Platts Metals Week mean price of molybdenum oxide for each of the last 15 years:

	Cents per pound			Dollars per pound
	of Copper			of Molybdenum Dealer Oxide
	COMEX			Platts Metals Week
Year	High	Low	Average	High	Low	Mean
1989	160	99	125	3.89	2.44	3.40
1990	138	96	119	3.30	2.52	2.85
1991	120	96	105	2.78	2.08	2.38
1992	116	93	103	2.44	1.82	2.21
1993	107	72	85	2.80	1.82	2.32
1994	140	78	107	17.00	2.68	4.51
1995	146	121	135	17.50	3.90	8.08
1996	131	86	106	5.50	2.90	3.79
1997	123	76	104	4.90	3.52	4.31
1998	86	64	75	4.60	2.00	3.41
1999	85	61	72	2.90	2.48	2.65
2000	93	74	84	2.98	2.15	2.56
2001	87	60	73	2.65	2.15	2.36
2002	78	65	72	8.30	2.40	3.77
2003	104	71	81	7.80	3.15	5.32

      Phelps Dodge’s reported ore reserves are economic at the most-recent three-year historical average COMEX copper price of 75 cents per pound and the most-recent three-year historical average molybdenum price of $3.82 per pound (Metals Week mean Dealer Oxide).

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

      The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged 91 cents, 96 cents and 91 cents, respectively. The per pound Metals Week mean Dealer Oxide molybdenum price over the same periods averaged $4.08, $3.59 and $3.51, respectively.

Mineralized Material

      We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would likely be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 2003:

		Milling Material		Leaching Material
Property/Deposit	Location	Millions of Tons	% Copper	Millions of Tons	% Copper	% Nickel	Phelps Dodge Interest (%)
Ambatovy (1)	Madagascar	—	—	210	—	1.10	100.0
Ajo	Arizona	205	0.50	—	—	—	100.0
Candelaria Norte (2)	Chile	12	2.15	—	—	—	80.0
Cerro Verde (3)	Peru	600	0.52	150	0.30	—	82.0
Cochise/Bisbee	Arizona	—	—	276	0.47	—	100.0
El Abra	Chile	650	0.53	100	0.31	—	51.0
Lumwana (4)	Zambia	220	0.83	—	—	—	49.0
Lone Star (Safford)	Arizona	—	—	1,600	0.38	—	100.0
Morenci	Arizona	—	—	567	0.25	—	85.0
Niagara (Tyrone)	New Mexico	—	—	500	0.29	—	100.0
Safford	Arizona	330	0.65	—	—	—	100.0
Sanchez (Safford)	Arizona	—	—	230	0.29	—	100.0
Tohono	Arizona	276	0.70	404	0.63	—	100.0

		Milling Material
Property/Deposit	Location	Millions of Tons	% Molybdenum				Phelps Dodge Interest (%)
Climax (5)	Colorado	87	0.25				100.0

(1)
Ambatovy deposit also contains 0.10% cobalt. During 2003, the Company entered into a joint venture agreement with Dynatec Corporation whereby it will earn a 53% interest in the project if it carries 100% of project expenses through to a feasibility study.

(2)	Candelaria Norte is a potential underground mine that would utilize the existing process facilities and infrastructure. The stated tonnage also contains 0.015 ounces of gold per ton.
(3)	Cerro Verde’s mineralized material reflects additional drilling and analysis on the deposit.
(4)	We have entered into a letter of intent agreement with Equinox Resources Ltd. to sell our remaining 49%.
(5)	Climax underground material previously characterized as ore reserves were reclassified to mineralized material in 2003 pending future detailed planning.

Note: Mineralized material has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as an ore reserve until legal and economic feasibility is concluded based upon a comprehensive evaluation of implied unit costs, grade, recoveries and other material factors.

Sales and Competition

U.S. Mining Operations

      The majority of our copper produced or purchased at our U.S. Mining Operations is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 65 percent of PDMC’s U.S. sales in 2003, 70 percent in 2002 and 65 percent in 2001. The remainder of our U.S. copper sales are primarily in the form of copper cathode or copper concentrate. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Our rod also is used by our Wire and Cable segment. We generally sell our copper rod and cathode produced at our U.S. Mining Operations at a premium over New York Commodity Exchange (COMEX) prices.

South American Mines

      The production from our South American Mines is sold as copper concentrate or as copper cathode. Our Candelaria mine sells its production in the form of copper concentrates primarily to copper smelters located in Japan and the rest of Asia under long-term, multi-year contracts or on a spot or long-term basis through merchants. In addition, a portion of Candelaria’s production is shipped to North America for further processing at our U.S. smelting operations. El Abra produces copper cathodes that are sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers or to merchants. Cerro Verde produces copper cathodes; the majority of which are shipped to our U.S. rod mills for processing. The remainder of Cerro Verde’s production is sold under annual contracts to South American customers or to merchants on a spot basis. The copper cathode sold by our international operations generally is sold at a premium over London Metal Exchange (LME) prices. We also sell copper concentrate based on COMEX or LME prices.

Worldwide Copper Mining Operations

      Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It also is used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

      When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers, including at least two other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and in some cases, a lack of strict regulatory requirements. We believe our ongoing programs to contain costs, improve productivity and employ new technologies will significantly narrow these cost advantages and place us in a more competitive position with respect to a number of our international competitors.

      Other materials that compete with copper include aluminum, plastics, stainless steel and fiber optics. Our principal methods of competing include pricing, product properties, product quality, customer service and dependability of supply.

      From time to time, we engage in hedging programs designed to enable us to realize current average prices for metal delivered or committed to be delivered. We also have entered into price protection arrangements from time to time, depending on market circumstances, to ensure a minimum price for a portion of expected future sales.

Primary Molybdenum Segment

      Molybdic oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. A substantial portion of Phelps Dodge’s expected 2004 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

      The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. The chemical market is more diverse and contains more specialty products and segments. In both markets, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production is estimated to account for between 50 to 60 percent of global production.

Prices, Supply and Consumption

Worldwide Copper Mining Operations

      Copper is an internationally traded commodity, and its prices are effectively determined by the three major metals exchanges — COMEX, LME and Shanghai Futures Exchange (SHFE). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but are also influenced significantly from time to time by speculative actions and by currency exchange rates.

      Copper is a critical component of the world’s infrastructure. The demand for copper ultimately reflects the rate of underlying world economic growth, particularly the growth in industrial production, construction and durable goods. Copper’s end-use markets reflect its fundamental role in the world economy. Estimated percentages of copper consumption by end-use markets comprise (i) construction — 37 percent, (ii) electrical applications — 26 percent, (iii) industrial machinery — 15 percent, (iv) transportation — 11 percent, and (v) consumer products — 11 percent. Since 1990, refined copper consumption grew by an estimated annual compound rate of 2.9 percent to 15.5 million tons according to published data by the World Bureau of Metals Statistics (WBMS) and Phelps Dodge’s estimate for 2003. This rate of increase was slightly higher than the growth of world industrial production, which grew at an estimated compound annual rate of 2.3 percent over the same period. Asian copper consumption, led by China, was particularly strong, increasing by 6.3 percent per year from 1990 through 2003. Asia now represents approximately 46 percent of world refined copper consumption compared with 24 percent for Europe and 22 percent for the Americas. The strong demand for copper in Asia has been driven by the increasing standard of living in this region as well as production of value-added products for export to the developed world.

      From 1990 through 2003, refined copper production has grown at an average annual rate of 2.7 percent according to WBMS (based on published data through 2002) and Phelps Dodge’s estimates for 2002 and 2003. This growth was influenced by a number of factors. First, limited investment in new mine production in the latter half of the 1980s coupled with growing demand for copper during that period resulted in market deficits and declining copper inventories that in turn encouraged new investment. Second, an improved investment climate in Latin America, particularly Chile, encouraged investment in this region. In 2003, Latin America represented 46 percent of world mine production, a significant increase from 25 percent in 1990. Third, SX/EW technology made some previously uneconomic resources viable investments.

      Copper demand and price tend to follow economic cycles and, therefore, copper price has historically experienced significant fluctuations. Considering the period from 1990 to 2003, the LME price of copper averaged 94 cents per pound and ranged from a high annual average price of $1.33 per pound in 1995 to a low annual average price of 71 cents per pound in 2002. The COMEX price of copper averaged 94 cents per pound from 1990 through 2003, but has ranged from a high annual average price of $1.35 per pound in 1995 to a low annual average price of 72 cents per pound in 2002.

      In 2003, the average COMEX price of 81.1 cents per pound was almost 10 cents higher than the 2002 average price. The higher price levels were driven by moderate consumption rates combined with flat production growth and a depreciating U.S. dollar. A U.S. economic recovery in the second half of the year with continued strong growth rates in Asia led by China boosted consumption levels in 2003.

      Global demand for copper in 2003 is estimated to have grown by 3.5 percent led by Asia and specifically China, which grew at 18 percent. China’s double digit consumption rate continues to be based on domestic economic growth and a burgeoning export market. Speculative activity, in anticipation of a U.S. recovery that reached record amounts in October 2003, led to a large price increase in the 2003 fourth quarter.

      On the production side, a number of disruptions due to accidents and strikes offset restarts from some major producers. Global refined production is estimated to have declined slightly (0.3 percent) in 2003. The rise in consumption combined with production disruptions led to an approximate 495,000 metric ton reduction in global exchange inventories, which were just over 800,000 metric tons at year-end 2003. This also led to an estimated deficit for the global copper market of approximately 360,000 metric tons for the year.

      In 2002, the average COMEX copper price of 71.7 cents per pound was 1 cent less than the 2001 average price. Continued low prices resulted from weak global economic conditions and a resulting modest production surplus. More than 175,000 metric tons of excess metal in the market was delivered into LME and COMEX warehouses, bringing the combined inventories to historically high levels of more than 1.2 million metric tons. Demand for copper remained sluggish in 2002, increasing a modest 1.8 percent from 2001 levels as copper consumption in many regions, particularly the United States, Europe and Japan, remained weak as the result of depressed global economic conditions. Expectations of improvement in global manufacturing diminished as technology, telecommunications and electronics sectors stagnated. Chinese copper demand, however, continued to outpace the rest of the world as government infrastructure projects, an expanding industrial complex and increasing domestic prosperity led to the third year of double digit growth in copper consumption.

      In 2001, the COMEX copper price averaged 72.6 cents per pound, 11 cents less than the previous year average price. The decrease in price was the result of a surplus market as modest growth in refined production outpaced weak global demand for metal. The market imbalance resulted in approximately 627,000 metric tons of excess copper being delivered into western world exchange inventories, increasing warehouse stocks to more than 1 million metric tons. The significant rise in inventory caused the price to fall below the 70-cent level where it remained for nearly all of the second half of 2001. Weakness in the U.S. and Japanese economies reduced world demand for copper, particularly in the electronics and technology sectors where metal off-take had been expanding. Output from manufacturing industries in the large copper consuming regions of the world was slowed by the economic downturn, especially those heavily dependent on export markets in the United States, Europe and Japan. The lone bright spot in the copper market was China, whose economy continued to expand supported by increases in consumer demand, government-funded infrastructure projects and its acceptance into the World Trade Organization.

Primary Molybdenum Segment

      Molybdenum demand is heavily dependent on the worldwide steel industry, which uses the metal as a hardening agent. More than 80 percent of molybdenum is used for this application. The rest is used in specialty chemical applications such as refinery catalysts, water treatment and lubricants.

      Molybdenum experienced a price improvement during 2003 for the second straight year. A production increase occurred in the copper by-product sector as production started to increase as metal prices improved throughout the year. Production at western primary mines was essentially unchanged from 2002 levels. Production levels in China decreased throughout the year based on reports that production was negatively impacted in several molybdenum producing regions due to inclement weather, safety concerns and production related issues. Tight supply of western quality materials continued throughout the year. The overall market remained in deficit during 2003 due to demand outpacing supply.

      Annual Metals Week Dealer Oxide mean prices averaged $5.32 per pound in 2003, compared with $3.77 per pound in 2002 and $2.36 per pound in 2001. The production curtailments, tightness of supply and improved demand caused molybdenum prices to improve from their previous low levels. Phelps Dodge received an average realized price of $5.79 per pound in 2003, compared with $4.57 per pound in 2002 and $3.64 per pound in 2001, reflecting a broad mix of upgraded molybdenum products as well as technical grade molybdic oxide.

      For 2004, Phelps Dodge expects both supply and demand to increase. Supply increases are expected in the by-product copper production sector and demand increases are expected in the stainless steel, specialty steel and specialty chemical sectors. The overall supply-demand outlook for 2004 is for a near balanced market, compared with a deficit in 2003.

Costs

Worldwide Copper Mining Operations

      “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., LME average spot) for a given period versus PDMC’s operating income (loss) excluding special items for the same period.

      There is no established common standard for calculating unit production costs in the copper industry. PDMC’s implied unit production costs indicator (which is based on readily accessible, publicly disclosed data) acts as a proxy to enable investors to follow and interpret cost trends over historical periods.

      PDMC calculates its implied full unit cost of copper production by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account. This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion, amortization and copper mines closure accretion/accrual; selling and general administrative expense; and exploration and research expense for the segment’s operations) that is compared with the market price of copper to render an implied cost of copper production. Cash implied unit cost of copper production excludes PDMC’s segment depreciation, depletion, amortization and copper mines closure accretion/accrual.

      In 2003, the full and cash implied unit cost of copper production of 68 cents and 52 cents per pound, respectively, remained flat compared with costs in 2002.

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

      Additionally, to mitigate the Company’s exposure to increases in diesel fuel and natural gas prices, we implemented several price protection programs in late 2000 and early 2001 designed to protect the Company against a significant upward movement in energy prices. The Company’s diesel fuel price protection program consisted of a combination of purchased out-of-the-money (OTM) diesel fuel call options and fixed-price diesel fuel swaps for our North and South American operations. The OTM call options give the holder the right, but not the obligation, to purchase a specific commodity at a predetermined dollar cost, or “strike price.” OTM call options are options with a “strike price” above the prevailing market price for that commodity when purchased.

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

      Our natural gas price protection program consisted of purchasing OTM call options or OTM collars for our North American operations. OTM call options cap the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices were lower than the strike price. The purchase of collars (the simultaneous purchase of an OTM call option and the sale of an OTM put option) allows us to establish both a price ceiling and a price floor for natural gas costs.

      As a result of the above-mentioned plans and programs, in 2003, 2002 and 2001, Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices.

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

      Mineral extraction (mining) and beneficiation (the concentration of economic minerals) occurs at our mining operations. The solid wastes uniquely associated with these activities are exempt from hazardous waste regulation. Mineral processing (the alteration of a mineral from one mineralogic state to another) occurs at our smelter, refinery and molybdenum roasting operations. Except for a list of 20 exempt processing wastes (three of which include wastes from copper mineral processing operations), all mineral processing wastes generated at our U.S. Mining Operations are subject to hazardous waste regulation if they exhibit a hazardous waste characteristic or if the U.S. Environmental Protection Agency (EPA) specifically designates them as a listed hazardous waste. In 1998, EPA finalized its supplemental Land Disposal Restriction Phase IV (LDR) rules that imposed regulation on certain hazardous mineral processing wastes. This final LDR rule also subjects certain mineral processing wastes that exhibit a hazardous waste characteristic to stringent treatment standards if the materials are disposed on land. A portion of the LDR rule was judicially vacated on appeal in 2000. While EPA’s final LDR rule likely will require us to continue to make expenditures to manage hazardous mineral processing wastes, it is not possible to determine the full impact on us of the new LDR requirements until the requirements are fully adopted and implemented.

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

      The federal National Pollutant Discharge Elimination System (NPDES) program requires a permit for the point source discharge of pollutants to surface waters that qualify as waters of the United States. Although most states, including Arizona and Colorado, have received authorization to implement this program in lieu of EPA, New Mexico has not received such authorization and therefore the NPDES permit program in New Mexico continues to be implemented primarily by EPA. The NPDES permit program also regulates the discharge of storm water runoff from active and inactive mines and construction activities. EPA and authorized states have issued general permits that cover discharges from active and inactive mines. We likely will continue to have to make expenditures to comply with the NPDES permit program, especially as the program continues to expand as applied to storm water discharges.

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

      An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the costs required under the APP, including closure costs.

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

      Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the estimated closure and post-closure cost and reclamation cost estimates. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating, albeit at the lowest level in the category. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

      At December 31, 2003 and 2002, we had accrued closure costs of approximately $43 million for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $105 million. If the Company’s bond rating falls below investment-grade, the Arizona mining operations would be required to supply financial assurance in another form.

      Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, leases lands on the Tohono O’odham Indian Nation (the Nation). The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations, and ancillary facilities. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Preliminary studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost $5.0 million.

      The Nation, along with several federal agencies, have notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In 2003, Cyprus Tohono expanded its groundwater monitoring well network, and samples from a few of the new wells show values above primary and secondary drinking water standards. Tests of a neighboring Native American village’s water supply well indicate elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village.

      EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List. We are unable to project the remedial action measures, if any, that may be required as a result of the PA/SI; however, based upon our best estimates of remedial actions that Cyprus Tohono may undertake, the Company reserved $11.1 million for Cyprus Tohono for this Superfund matter. Cyprus Tohono has submitted to EPA a proposal for closure of several of the facilities of concern identified in the PA/SI. Cyprus Tohono is subject to financial assurance for mine reclamation. It has proposed interim financial assurance in the amount of $5.1 million, of which $5.0 million would be in the form of a Company performance guarantee. Both the Nation and the Bureau of Indian Affairs have conditionally accepted this proposal.

      The Company’s historic United Verde mine has obtained an APP for closure of a tailing pond located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing pond has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing pond has been partially completed, but the remaining work has not been completed pending the issuance of a storm water discharge permit under the Clean Water Act for construction of a related development project. Construction of improvements under the proposed APP for the mine are expected to begin following issuance of the APP. Implementation of the plan under the proposed APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also is under way under supervision of ADEQ at the nearby historic Iron King mine to treat potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under storm water discharge permits. At the United Verde mine, APP costs are estimated to be $13.5 million; at the Clarkdale tailing, APP costs are estimated to be $12.1 million; and at the Iron King mine, voluntary remediation costs are estimated to be $2.1 million. These amounts, totaling $27.7 million, are included in environmental reserves.

Significant New Mexico Environmental and Reclamation Programs

     Background

      The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre), and Phelps Dodge Hidalgo, Inc. (Hidalgo) each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. Each of these operations holds one or more discharge permits issued by the New Mexico Environment Department (NMED) under WQCC regulations. The discharge permits specify operational and monitoring requirements to protect groundwater quality. Under the discharge permits for Chino, Tyrone, Cobre and Hidalgo, NMED has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination. Each discharge permit is issued for a period of no more than five years and the permit is reviewed each time that it is renewed. Under certain circumstances, NMED may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

      In addition, Chino, Tyrone and Cobre are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which were adopted by the New Mexico Mining Commission (the Mining Commission) in their original form in 1994. Chino, Tyrone and Cobre hold permits issued by the Mining and Minerals Division (MMD) of the Energy, Minerals and Natural Resources Department under the Mining Act. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines. The reclamation must be designed to achieve a self-sustaining ecosystem or a post-mining land use, unless MMD approves a waiver of this requirement because achieving this requirement is technically or economically infeasible or would be environmentally unsound. Regardless of whether a waiver is issued, however, reclamation must be performed to achieve all applicable air, water quality, and other environmental standards.

      Financial assurance is required to ensure that funding will be available to perform both the closure plans and the closeout plans. The amount of the financial assurance is based upon a cost estimate to complete the closure and/or closeout plan. The cost estimate is based upon the assumption that the operator will default at the point in time when closure and reclamation will be most expensive and that the state will use the financial assurance to hire and oversee a third-party contractor to perform the closure and/or closeout plan. The cost estimates are subject to approval by NMED and MMD. When an operation is subject to both a closure plan and a closeout plan, the plans typically overlap. In that case, the financial assurance typically is provided jointly to NMED and to MMD. Both NMED and MMD calculate the required amount of financial assurance based upon a “net present value” (NPV) method when the closure plan and/or closeout plan require performance over a long period of time. Use of the NPV method requires NMED and/or MMD approval of appropriate discount and escalation rates.

      The Company’s cost estimates to perform the work itself generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, opportunities to prepare the site for more efficient reclamation and the omission of agency oversight costs.

      The process of obtaining approved closure plans and closeout plans has been long and difficult, particularly for the operations subject to both WQCC regulations and the Mining Act. The plans must be site-specific. Detailed scientific studies have been required for each site. The sites are very large and complex, involving many different types of facilities such as open pits, mine stockpiles, tailing impoundments and smelter facilities. Many of the regulatory requirements, as well as closure and reclamation technologies, are relatively new and have been evolving while the plans have been developed, including recent rule changes. Some of the closure and reclamation measures are unproven over long periods of time at these or similar sites; so this performance is not easily predicted. NMED and MMD have separate procedures for review of closure and closeout plans, including consideration of waiver requests, approval of plans, issuance of permits and approval of financial assurance. These procedures include public notice, comment, and hearing requirements, opportunities for appeals, and reviews of NMED and MMD actions by WQCC and the Mining Commission.

     Chino Mines Company

      Chino submitted its first proposed site-wide combined closure/closeout plan (CCP) at the end of 1997, the original deadline for approval of closeout plans under the Mining Act, and obtained an extension for closeout plan approval until December 31, 1999. The closure and closeout plans were combined into one plan due to the overlapping requirements of WQCC regulations and the Mining Act. In 1999, NMED required Chino to provide interim financial assurance, pending approval of the closure plan, and Chino complied by providing a surety bond for approximately $56 million. Also in 1999, the Mining Commission extended the closeout plan approval deadline until December 31, 2001.

      Chino submitted a comprehensive CCP incorporating the results of the scientific studies performed by Chino in March 2001. That CCP requested a waiver of requirements to reclaim the open pit and steep stockpile slopes and included a cost estimate for approximately $100 million, which included the estimated cost of 30 years of water treatment. In July 2001, NMED published a draft site-wide closure permit and set a public hearing for August 2001. NMED’s draft closure permit required that all stockpiles be regraded, required thicker soil covers than proposed by Chino, required 100 years of water treatment and more stringent water treatment requirements, and proposed additional permit conditions not proposed by Chino. A two-week public hearing was held in August 2001 concerning NMED’s draft closure permit. Following that hearing, Chino, NMED and MMD conducted negotiations concerning a possible compromise on the CCP. Agreement was reached on a compromise closure permit in December 2001. In December 2001, the Mining Commission again extended the closeout plan approval deadline until October 1, 2002.

      Another public hearing was held in February 2002 on the compromise closure permit supported by both Chino and NMED. The estimated cost of the compromise CCP was approximately $391 million over 100 years on an undiscounted and unescalated basis. The conditions of the compromise permit required additional studies and submission of a revised closure plan reflecting the outcome of those studies prior to expiration of the five-year period of the closure permit.

      As of October 1, 2002, NMED had not finalized its decision on the compromise permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued a Notice of Violation (NOV) to Chino for failing to meet the October 1, 2002, deadline. The NOV did not impose any penalties, but ordered Chino to obtain approval by a new deadline and reserved the right to assess penalties for noncompliance. Chino appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until seven months after NMED issued Chino’s closure permit, subject to extension by MMD for good cause.

      On February 24, 2003, NMED issued Chino’s closure permit, consistent with the compromise permit. Under the closure permit, the amount of financial assurance was established at approximately $191 million on an NPV basis. In May 2003, Chino and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. In June 2003, MMD filed a petition with the Mining Commission to amend the Mining Act Rules to allow a trust fund to be used as financial assurance. In July 2003, the Company announced that a Phelps Dodge subsidiary would acquire Heisei’s one-third partnership interest in Chino. As part of the terms of that acquisition, Heisei agreed to provide cash funding for one-third of the financial assurance amount.

      To reflect the agreement with Heisei, in September 2003 the financial assurance agreement was modified to provide for one-third of the financial assurance in the form of a trust fund and the remainder in the form of a third-party guarantee by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Chino. MMD extended the deadline for Chino to obtain approval of its closeout plan pending the conclusion of the Mining Commission hearings on the proposed rule changes and to allow time to hold a public hearing on the closeout plan and financial assurance. The Mining Commission finalized the rule changes at a public hearing on November 17, 2003.

      In October 2003, WQCC dismissed an appeal of Chino’s closure permit filed by a third party. WQCC’s action has since been appealed to the New Mexico Court of Appeals.

      MMD held a public hearing on Chino’s closeout plan and financial assurance proposal on December 13, 2003. Following consideration of the public comments and finalization of the permit and financial assurance documentation, MMD approved the closeout plan and financial assurance on December 18, 2003, meeting the December 19, 2003, deadline for closeout plan approval set by MMD and satisfying the requirements of the NOV.

      The closeout plan approved by MMD incorporates the requirements of the NMED closure permit and includes a waiver from the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles, consistent with the terms of the NMED closure permit. It also incorporates a schedule for reclamation of inactive portions of the Chino operations and for reclamation following closure of active operations. Based upon minor adjustments to reflect additional requirements, the approved third-party cost estimate is approximately $395 million, and the approved financial assurance requirement is approximately $192 million on an NPV basis. Heisei provided funding of approximately $64 million on behalf of Chino for the Chino trust fund. Phelps Dodge issued a third-party guarantee for approximately $128 million for the balance of the financial assurance. Following NMED’s and MMD’s acceptance of the financial assurance, NMED released Chino’s $56 million interim surety bond as of December 31, 2003.

      The Company estimates its cost to perform the requirements of the approved Chino closure permit and closeout plan to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is approximately one-third lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $389 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At December 31, 2003 and 2002, we had accrued approximately $39 million (100 percent basis) and $8 million (two-thirds basis), respectively, for reclamation at Chino.

      In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. While some remediation is expected to be required, no feasibility studies have yet been completed, and NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost is $23.6 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust at an estimated cost of $4.8 million and to excavate and remove copper-bearing sediments from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost for Lake One is $4.7 million. The Company’s aggregate reserve for liability under the Chino AOC and for the interim work on the tailing ponds and Lake One is $33.1 million.

     Phelps Dodge Tyrone, Inc.

      Tyrone submitted its first proposed site-wide combined CCP at the end of 1997, the original deadline for approval of closeout plans under the Mining Act, and obtained an extension for closeout plan approval until December 31, 1999. The closure and closeout plans were combined into one plan due to the overlapping requirements of WQCC regulations and the Mining Act. In 1999, NMED required Tyrone to provide interim financial assurance, pending approval of the closure plan, and Tyrone complied by providing a surety bond for approximately $58 million. Also in 1999, the Mining Commission extended the closeout plan approval deadline until December 31, 2001.

      Tyrone submitted a comprehensive CCP in May 2001 incorporating the results of the scientific studies performed by Tyrone. That CCP requested a waiver of requirements to reclaim the open pit and steep stockpile slopes and included a cost estimate for approximately $121 million, which included the estimated cost of 30 years of water treatment. In late 2001, the Mining Commission again extended the closeout plan approval deadline until October 1, 2002.

      In April 2002, NMED published a draft site-wide closure permit and set a public hearing for May 2002. NMED’s draft closure permit required that all stockpiles be regraded, required thicker soil covers than proposed by Tyrone, required 100 years of water treatment and more stringent water treatment requirements, and proposed additional permit conditions opposed by Tyrone. NMED estimated the cost of its proposed permit at approximately $440 million on an unescalated and undiscounted basis over a 100-year closure period. Tyrone submitted a revised plan in response to NMED’s draft permit, including concepts for regrading and covering the mine stockpiles modeled after the Chino compromise permit and proposing upgraded water treatment technology. Tyrone estimated the cost of its proposal at approximately $328 million on the same basis. A two-week public hearing was held in May 2002.

      As of October 1, 2002, NMED had not reached a decision on Tyrone’s permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued an NOV to Tyrone for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Tyrone to obtain closeout plan approval by a new deadline and reserved the right to impose penalties for noncompliance. Tyrone appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until twelve months after NMED issued Tyrone’s closure permit, subject to extension by MMD for good cause.

      NMED’s Hearing Officer issued a decision concerning the contested permit conditions on March 7, 2003. The Hearing Officer adopted many of Tyrone’s proposed changes to NMED’s draft permit, but sided with the NMED staff on requirements for regrading and covers. NMED issued Tyrone’s closure permit on April 8, 2003, in accordance with the Hearing Officer’s decision. The estimated third-party cost under the closure permit is approximately $433 million. Tyrone appealed the closure permit to WQCC, which held a public hearing to take evidence concluding on November 13, 2003. WQCC has scheduled closing arguments and deliberation on the appeal at a meeting beginning on April 13, 2004.

      Based upon the closure permit issued by NMED, the amount of financial assurance for Tyrone on an NPV basis is approximately $267 million. In May 2003, Tyrone and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Tyrone agreed to establish a trust fund in the initial amount of $17 million, and to contribute $500,000 per quarter over a five-year period to increase the cash funding to a total of $27 million. Tyrone also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. Once the trust fund and collateral are in place, NMED will release the $58 million interim surety bond. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Tyrone. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

      On October 15, 2003, Tyrone and NMED finalized a settlement agreement establishing a detailed schedule for reclamation of the inactive tailing impoundments at Tyrone over an eight-year period. As reclamation is completed on portions of the facilities, the closure cost estimate and, accordingly, the required amount of financial assurance, may be reduced.

      The deadline for Tyrone to obtain MMD’s approval of its closeout plan is April 8, 2004, subject to extension by MMD for good cause. Tyrone is working with MMD on permit conditions for approval of the closeout plan and with both MMD and NMED on financial assurance consistent with the September 2003 agreement. MMD must hold a public hearing and consider public comments before it approves the closeout plan and financial assurance. Approval of a closeout plan consistent with the NMED closure permit also will require approval of a waiver of the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles where regrading and cover are not proposed.

      Management’s internal cost estimate for performance of reclamation at Tyrone is approximately $257 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is approximately one-third lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $427 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At December 31, 2003 and 2002, we had accrued approximately $81 million and $27 million, respectively, for reclamation at Tyrone.

     Cobre Mining Company

      At the time of our acquisition of Cobre in 1998, Cobre had submitted proposed closure and closeout plans and had posted a surety bond for approximately $2 million with both MMD and NMED. Cobre submitted a comprehensive proposed CCP in May 2001 incorporating the results of the scientific studies completed by Cobre to both NMED and MMD.

      As of October 1, 2002, NMED had not issued a closure permit to Cobre, and, consequently, MMD was unable to approve the proposed closeout plan. MMD then issued an NOV to Cobre for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Cobre to obtain closeout plan approval by a new deadline. Cobre appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until nine months after NMED issues Cobre’s closure discharge plan, subject to extension by MMD for good cause. Cobre is currently awaiting a draft closure permit from NMED.

      In May 2003, Cobre and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Cobre agreed to establish a trust fund in the initial amount of $1 million, and to contribute $100,000 per quarter over a five-year period to increase the cash funding to a total of $3 million. Cobre also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Cobre. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

      Based upon the proposed CCP for Cobre submitted in 2001, the current cost estimate for reclamation at Cobre is approximately $9 million. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. Both of these estimates will be updated when NMED issues the closure permit. At December 31, 2003 and 2002, we had accrued closure costs of approximately $7 million and $2 million, respectively, at Cobre.

     Phelps Dodge Hidalgo, Inc.

      Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. At December 31, 2003 and 2002, we had accrued closure costs of approximately $4 million and $7 million, respectively, at Hidalgo.

Significant Colorado Reclamation Program

      Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, respectively, for Climax and Henderson. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. At December 31, 2003 and 2002, we had accrued closure costs of approximately $18 million and $19 million, respectively, for our Colorado operations.

Avian Mortalities and Natural Resources Damage Claims

      Since the fall of 2000, we have been sharing information and discussing various approaches with the U.S. Fish and Wildlife Service (FWS) in conjunction with FWS investigations of avian mortalities at some of the Company’s mining operations, including Tyrone and Morenci. As a result of the FWS investigations, federal authorities have raised issues related to the avian mortalities under two federal laws, the Migratory Bird Treaty Act (MBTA) and the natural resource damages provision of CERCLA. As part of the discussions regarding the MBTA, the FWS has requested that the mining operations undertake various measures to reduce the potential for future avian mortalities, including measures to eliminate or reduce avian access to ponds that contain acidic water. The FWS interprets the MBTA as strictly prohibiting the unauthorized taking of any migratory bird, and there are no licensing or permitting provisions under the MBTA that would authorize the taking of migratory birds as a result of industrial operations, such as mining. The Tyrone mine has entered into a settlement agreement with NMED to complete reclamation of its inactive tailing ponds, which should address many of the avian concerns related to Tyrone. The Morenci mine also is developing plans for additional measures to address the FWS’s concerns.

      The Company received a letter, dated August 21, 2003, from the U.S. Department of Interior as trustee for certain natural resources, and on behalf of trustees from the states of New Mexico and Arizona, asserting claims for natural resource damages relating to the avian mortalities and other matters. The notice cited CERCLA and the Clean Water Act and identified alleged releases of hazardous substances at the Chino, Tyrone and Continental (Cobre Mining Company) Mines in New Mexico and the Morenci Mine in Arizona. In addition to allegations of natural resource damages relating to avian mortalities, the letter alleges injuries to other natural resources, including other wildlife, surface water and ground water. The letter was accompanied by a Preassessment Screen report. The letter expresses the trustees interest in engaging in a cooperative assessment regarding the claims in which the Company would participate in the assessment of alleged injuries and potential damages with the objective of settling the claims. The Company has entered into tolling agreements with the trustees to toll the statute of limitations pending discussions with the trustees regarding a cooperative settlement process.

Other Mining

      Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.4 million.

      The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly over the past few years, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impractical in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

      Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2002, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation has been introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

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

      We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $35 million in 2004 and approximately $38 million in 2005; approximately $28 million was spent on such programs in 2003. We also anticipate making significant capital and other expenditures beyond 2005 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material. (Refer to the discussion of OTHER ENVIRONMENTAL MATTERS.)

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

Ownership of Property

U.S. Mining Operations

      In the United States, most of the land occupied by our copper mines, concentrators, SX/EW facilities, smelters, refineries, rod mills, and molybdenum roasters or processing facilities generally is owned by, or is located on unpatented mining claims owned by, the Company. Certain portions of our Henderson, Miami, Bagdad, Sierrita, Tyrone, Chino and Cobre operations, and our Process Technology Center, are located on government-owned land and are operated under a Mine Plan of Operations. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse facility is located. The current lease agreement expired in the fourth quarter of 2003 and future alternatives, including extension of the lease, are being considered. Cyprus Tohono Corporation holds leases for land, water and business purposes on land owned by the Tohono O’odham Indian Nation. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

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

Specialty Chemicals Segment

      Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian), our Specialty Chemicals segment headquartered in Marietta, Georgia, is an international producer and marketer of carbon blacks. At Columbian Chemicals, we produce a full range of rubber and industrial carbon blacks in 12 plants worldwide, with approximately 35 percent of our production in North America and the remaining 65 percent at facilities in Europe, Asia and South America. Our El Dorado, Arkansas, plant is temporarily idled. Our rubber carbon blacks improve the tread wear and durability of tires, and extend the service life of many rubber products, such as belts and hoses. Our industrial carbon blacks are used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. We also maintain sales offices worldwide and use a network of distributors where appropriate.

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

      Columbian Chemicals is among the world’s largest producers of carbon black. Approximately 90 percent of the carbon black it produces is used in rubber applications, a substantial portion of which is used in the tire industry. Major tire manufacturers worldwide account for a significant portion of our carbon black sales. In addition, we have maintained a strong competitive position in both the mechanical rubber goods market and the industrial carbon black market based on our commitment to quality, service and technical innovation. Despite ongoing attempts to substitute carbon black with silica, reclaimed rubber or other materials, none has been able to match the cost and performance of carbon black in its principal applications. The closest successful substitute is a silane-treated silica that has made some in-roads in the tire market due to its increased wet traction characteristics for specific applications.

      Including Columbian Chemicals, there are a total of five major carbon black producers in the United States, three in Canada, three in western Europe and three in South America. There also are many producers in Asia. The carbon black industry is highly competitive, particularly in the rubber black market.

Raw Materials and Energy Supplies

      Carbon black is produced primarily from heavy residual oil, a by-product of the crude oil refining process. At Columbian Chemicals, we purchase substantially all of our feedstock at market prices that fluctuate with world oil prices. Our residual oil feedstock and other raw materials for our specialty chemicals business are purchased from various suppliers. The cost of this feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of high and/or increasing oil prices, we must be able to pass through these high and/or increasing prices to our customers. Hence, we have put in place a number of “formula based contracts” that allow our selling prices to increase/decrease with feedstock costs. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

      Our specialty chemical operations generally use purchased or internally generated electricity and natural gas as their principal sources of energy.

Ownership of Property

      Columbian Chemicals owns all property other than the leased land at its U.K., German and Korean facilities. This leased land is not material to our overall operations.

Wire and Cable Segment

      The Wire and Cable segment, headquartered in Phoenix, Arizona, consists of three worldwide product line businesses comprising magnet wire, energy and telecommunications cables, and specialty conductors.

      Magnet wire, the insulated conductor used in most electrical motors, is manufactured in the United States at plants in Fort Wayne, Indiana, and El Paso, Texas. We also manufacture magnet wire at wholly owned subsidiaries in Mureck, Austria, and Monterrey, Mexico. In 2003, we began construction of a new magnet wire production facility in China. The facility, which will be in Suzhou, is expected to begin production during the second quarter of 2004. It will serve the fast-growing demand for magnet wire in China.

      In the 2003 fourth quarter, based upon the continuing reduced market conditions in North America for magnet wire, we determined that our Laurinburg, North Carolina, plant would not re-open and its value was written down by $0.5 million to reflect appraised value. At the end of 2002, this facility was temporarily closed with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities, and its value was written down by $15.3 million. In 2000, our Hopkinsville, Kentucky, plant was closed; its value was written down by $3.3 million in the second quarter of 2001. The productive assets of our Hopkinsville, Kentucky, plant were moved to other facilities in the United States and Mexico. In the fourth quarter of 2003, its value was written down further by $0.4 million to reflect its appraised value. In 2000, a special, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe.

      Phelps Dodge International Corporation manufactures energy and telecommunication cables for international markets and manufactures products in factories located in 10 countries. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities, and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in seven countries — Brazil, Chile, Costa Rica, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong and Thailand, accounted for on the equity basis, and in a company located in India, accounted for on the cost basis. We operate distribution centers in nine countries in addition to the United States — Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Ecuador, Belgium and South Africa.

      In December 1997, we acquired a 60 percent interest in the Brazilian copper and aluminum wire and cable manufacturing business of Alcoa Aluminio, S.A. (Aluminio) for $72 million. In 2001, Aluminio exercised an optional exit mechanism whereby the Company acquired Aluminio’s remaining 40 percent interest for $44.8 million.

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

      We manufacture and market highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches in the aerospace, automotive, biomedical, computer and consumer electronics markets. Those products are manufactured in plants located in Inman, South Carolina; Trenton, Georgia; and Elizabeth, New Jersey. As part of the manufacturing rationalization program initiated in 1999, leased plants in Fairfield and Montville, New Jersey, were closed in 2000, and the West Caldwell, New Jersey, plant was temporarily closed in 2002 and its value was written down by $1.6 million. In the 2003 fourth quarter, based upon the continuing reduced market conditions in North America for high performance conductors, we determined that our West Caldwell plant would not re-open and its value was written down by $0.8 million to reflect appraised value. Their productive capacities were transferred to the remaining facilities.

      In the 2002 third quarter, actions were taken to improve efficiencies and consolidate certain wire and cable operations. In addition to the above-mentioned closures of our Laurinburg and West Caldwell facilities, we streamlined operational and production support at other high performance conductors facilities in order to reduce costs and increase operating efficiencies, and restructured and consolidated certain administrative functions. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

      In the 2003 fourth quarter, we performed an annual impairment test on goodwill at our magnet wire and high performance conductors facilities through a comparison of carrying values to respective fair values (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off Magnet Wire’s entire goodwill.

Competition and Markets

      Phelps Dodge is one of the world’s largest manufacturers of magnet wire. Our plants draw, roll and insulate copper and aluminum wire that is sold as magnet wire and bare conductors to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire also is sold to electrical equipment repair shops and smaller original equipment manufacturers through a network of distributors. We principally compete with two international and two U.S. magnet wire producers.

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

Ownership of Property

      We own most of the plants and land on which our wire and cable operations are located. The exceptions are the leased land and buildings of our magnet wire facilities in Austria and closed specialty conductor facility in Montville, New Jersey. This land is not material to our overall operations.

Environmental Matters

      Federal and state environmental laws and regulations affect many aspects of our domestic industrial operations. We estimate that capital expenditures for programs to comply with applicable environmental laws and regulations within our PDI division will total approximately $22 million in 2004 and approximately $12 million in 2005; approximately $5 million was spent on such programs in 2003. We anticipate making significant capital and other expenditures beyond 2005 for continued compliance with environmental laws and regulations.

      It is expected that most, and perhaps all, of our domestic carbon black plants and magnet wire plants are or will become subject to one or more MACT standards under the federal CAA. These standards do not have immediate compliance dates; instead they allow two or three years after promulgation to provide the opportunity to come into compliance or to reduce emissions to avoid regulation before the compliance date. For example, the carbon black MACT standard was issued in 2002, with a compliance date of July 2005; and the MACT standard for magnet wire plants was issued in 2003 with a compliance date of 2007. Other potentially applicable MACT standards are still in development. We are in the process of determining applicability and compliance strategies.

      The European Union (EU) has commenced work on the development of Best Available Technology (BAT) for the carbon black industry. The current BAT Reference Document (BREF Note) proposes to control sulfur dioxide emissions by limiting the annual sulfur content in feedstocks to 0.5 percent. This limit, if adopted, could negatively impact the carbon black industry, including Columbian. Columbian, through the carbon black industry trade association, is actively involved in this process. It is expected that any final action will be taken in 2005.

      Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be material to our results of operations. (Refer to the discussion of OTHER ENVIRONMENTAL MATTERS.)

LABOR MATTERS

      Employees at PDMC’s Arizona operations, El Paso refinery and rod mill, Tyrone, Hidalgo smelter, the Norwich and Chicago rod mills, the Henderson mine in Colorado, the Fort Madison, Iowa, molybdenum processing facility, and some employees at Chino are not represented by any unions.

      Our El Abra mine in Chile has two labor agreements covering approximately 391 and 91 employees that expire on October 31, 2004, and November 5, 2004, respectively. Candelaria has two labor agreements covering approximately 665 employees that expire in April 2006. Cerro Verde has one labor agreement covering approximately 429 employees that expires December 31, 2008. Our Chino mine in Hurley, New Mexico, has two agreements covering approximately 447 employees that expired on November 18, 2002; negotiations are ongoing in regard to this agreement. Our molybdenum operation in Rotterdam has an agreement covering approximately 45 employees that expires on March 31, 2004. Our molybdenum operation in Stowmarket has an agreement covering approximately 38 employees that expires on May 31, 2004. Our Braithwaite plant near New Orleans, Louisiana, is a discontinued operation on care-and-maintenance status. We had an agreement there covering four employees that expired on January 31, 2004.

      In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. Our specialty chemicals plant in Trecate, Italy, had one agreement covering 89 employees that expired on December 31, 2003; negotiations are expected to begin in the first quarter of 2004 in regard to this agreement. Trecate also has an agreement covering nine managers that expires on December 31, 2005. Our specialty chemicals plant in Hamilton, Ontario, Canada, has an agreement covering 65 employees that expires on November 15, 2006. Our specialty chemicals facilities in Cubatao and Sao Paulo, Brazil, have agreements covering 215 and 26 employees, respectively, that expire on October 31, 2004. Our specialty chemicals plant in Bristol, United Kingdom, has an agreement covering 104 employees that expired on May 8, 2003. There are three trade unions involved in the labor agreement. One of the trade unions agreed to a two-year agreement that expires on May 31, 2005; negotiations are ongoing with the remaining trade unions. Our specialty chemicals plant in Hannover, Germany, has an agreement covering 74 employees that expires on August 31, 2004. Our specialty chemicals plant in Yosu, South Korea, has a wage agreement covering 48 employees that expires February 28, 2004; negotiations are expected to begin in mid-2004. Our specialty chemicals plant in Santander, Spain, has an agreement covering 49 employees that expires on December 31, 2005. Our specialty chemicals plant in Marshall, West Virginia, has two agreements covering 60 employees that expire on June 13, 2005. Our specialty chemicals North Bend plant in Franklin, Louisiana, has an agreement covering 113 employees that expires on February 28, 2006.

      Our wire plant in Elizabeth, New Jersey, has an agreement covering 45 employees that expired on July 31, 2000; negotiations are ongoing in regard to that agreement. Our plant in Zambia has an agreement covering approximately 89 employees that expires in July 2005. Our magnet wire plant in Monterrey, Mexico, has an agreement covering approximately 154 employees that expires in March 2004. Our magnet wire plant in Fort Wayne, Indiana, has an agreement covering approximately 210 employees that expires in May 2005. Our magnet wire plant in Austria has an agreement covering approximately 70 employees that expires in October 2004. Our wire and cable facilities in Brazil have agreements covering approximately 265 and 24 employees that expire in September and November 2004, respectively. Our wire and cable facilities in Venezuela have agreements covering approximately 75 and 80 employees that expire in October 2006 and January 2007, respectively. Our wire and cable plant in Chile has an agreement covering approximately 170 employees that expires in May 2007.

RESEARCH AND DEVELOPMENT

      We conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product development. We also conduct research and development programs related to our carbon products through Columbian Chemicals, and our wire insulating processes and materials and conductor materials and processes through our Wire and Cable segment. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $30.2 million in 2003, compared with $26.0 million in 2002 and $27.1 million in 2001.

OTHER ENVIRONMENTAL MATTERS

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

      Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental and natural resource conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental and natural resource concerns.

      Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $317.2 million and $305.9 million were recorded as of December 31, 2003 and 2002, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $271.3 million and $261.7 million at December 31, 2003 and 2002, respectively.

      The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona.

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

      Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The first phase of the case has been assigned a trial date in August 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

      In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for mid-2004.

      While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

      Phelps Dodge Miami, Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $110 million to $216 million. Approximately $113 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2003.

      The sites that had the largest adjustments to their reserves were the Yonkers and American Zinc and Chemical sites.

Yonkers Site

      In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. In 2000, the owner of the property entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its feasibility study to NYSDEC in December 2003. The feasibility study recommends excavation of PCB-contaminated soil, either removal of PCB and lead contamination from, or demolition of PCB- and lead-contaminated buildings, and monitored natural recovery of PCB-contaminated sediments in the Hudson River. Based on the feasibility study, and taking into consideration the reasonably possible allocation percentages that could apply to the Company and the property owner, the Company’s remedial costs may range from $20 million to $37 million, with a most likely point in the range of $20 million.

American Zinc and Chemical Site

      In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the former American Zinc and Chemical (AZC) site in Langeloth, Pennsylvania. The AZC site consists primarily of a former zinc smelter facility operated until 1947 by the former American Zinc and Chemical Company and includes some or all of a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, which is indirectly owned by Cyprus Amax. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

      In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate negative environmental conditions at the AZC site, which predominate at and about the former zinc smelter facility. The Company’s Form 10-K for the year ended December 31, 2002, indicated preliminary evaluations of the nature and extent of conditions at the site may range in cost from $18 million to $52 million. The Company reserved $20 million for possible remediation work at this site. Recently, an engineering evaluation and reasonable-cost analysis was performed to estimate the cost and feasibility of implementing the most likely remedial action that PADEP would accept based on effectiveness and implementability. To check the validity of the analysis, estimated site remedial costs were compared with costs from other environmental sites that have implemented similar remedial actions. In addition, a reasonable-cost analysis was performed on other possible remedial alternatives so a range of costs could be established for consideration. This analysis indicated that remediation of the site may range from $9 million to $43 million, with a most likely point in the range of $9 million. The most likely remedial action would include an additional site investigation study, implementation of storm water controls, constructing an engineered cap over 60 acres of slag and process waste, and long-term monitoring and operation and maintenance of the site. While the Company has reduced its reserve to $9 million for possible remediation work at the site, Cyprus Amax continues to believe and will continue to indicate to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion that it is not liable.

Other

      In 2003, the Company recognized charges of $28.4 million for environmental remediation. The two sites with significant changes were the Yonkers site (an increase of $16.7 million) and the AZC site (a decrease of $10.4 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than approximately $7 million.

      At December 31, 2003, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek, Yonkers and AZC was estimated to be from $133 million to $329 million, of which $175 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

      Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2003 and 2002, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $0.5 million and $34.3 million, net of fees and expenses, respectively.

      Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2003, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

      Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, refer to PDMC - Environmental and Other Regulatory Matters and PDI - Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2004 and 2005, and the expenditures in 2003, are separate from the reserves and estimates described above.

      The Environmental, Health and Safety Committee of the Board of Directors comprises five non-employee directors. The Committee met five times in 2003 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the board of directors and to management.

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

                Sierrita  The Sierrita operation is located in the Santa Cruz River watershed. The water for the operation is groundwater. The wells that supply the water may be subject to the Gila River Adjudication only to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed Statements of Claimants in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water. In 1980, the Arizona legislature enacted the Arizona Groundwater Code (Code). The Code established Active Management Areas (AMA’s) in several groundwater basins, including the Santa Cruz Groundwater Basin. The groundwater at this operation is subject to regulation under the Tucson AMA.

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

                Phelps Dodge’s Miami operation (formerly named Cyprus Miami Mining Corporation) was named and served as a defendant in this action in 1989. These proceedings may affect water rights associated with former Cyprus Miami lands in the Gila River watershed.

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

III.    The Company entered into a Consent Decree in December 2000 with the Connecticut Department of Environmental Protection (CDEP) regarding purported violations of state air emissions limitations associated with the Phelps Dodge Norwich rod mill in Norwich, Connecticut. Under the terms of the Consent Decree, the Company agreed to pay a penalty of $0.5 million, fund a supplemental environmental project to be administered by CDEP, test the rod mill’s newly installed state-of-the-art air pollution control equipment, and perform a study on environmental impacts near the rod mill and whether they may require remediation. CDEP has accepted the completion of the first three requirements identified above. The Company submitted the required environmental study to CDEP on July 2, 2002.

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

V.        The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with the National Contingency Plan prepared by EPA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

           Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The first phase of the case has been assigned a trial date in August 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

           In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for mid-2004.

           Approximately $113 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2003. While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

VI.      The Company’s wholly owned subsidiary, Cyprus Amax Minerals Company (Cyprus), is the plaintiff in an action entitled Cyprus Amax Minerals Company v. Asarco Incorporated, 99 Civ. 11198 (LMM), which was filed on November 9, 1999, in the U.S. District Court for the Southern District of New York. The action arises out of the merger agreement between Cyprus and Asarco dated as of July 15, 1999 (the merger agreement). The complaint alleges, among other things, that Asarco breached the merger agreement and a subsequent agreement by soliciting an alternative takeover proposal for Asarco from another company. Cyprus seeks, among other things, compensatory damages of not less than $90 million. Asarco filed an answer to the complaint on November 30, 1999. On April 10, 2001, Asarco filed an amended answer and counterclaims against Cyprus and the Company for recovery of a $30 million termination fee paid to the Company in October 1999 and for other unspecified damages related to the bidding process for Asarco.

           Discovery in this action concluded in July 2003. On September 12, 2003, in accordance with an Order of the Court, Cyprus served Asarco with a First Amended Complaint that, among other things, incorporates additional factual allegations based on information learned during discovery and asserts new causes of action against Asarco. On September 26, 2003, Asarco served Cyprus with an answer to the First Amended Complaint that, among other things, omits all of the counterclaims previously asserted by Asarco against Cyprus and the Company. On October 10, 2003, the parties entered into a Stipulation in which Asarco formally dismissed with prejudice all counterclaims previously asserted against Cyprus and the Company, and on October 17, 2003, that Stipulation was so ordered by the Court. Asarco moved for summary judgment with respect to the First Amended Complaint on November 10, 2003, and that motion is currently pending. The Court has not yet set a date for the trial of this action.

VII.   On May 30, 2001, the U.S. Department of Justice (DOJ) notified the Company of alleged violations of the Clean Water Act at the United Verde Mine. A Consent Decree was entered in the U.S. District Court for the District of Arizona on November 20, 2003, resolving these allegations. The Consent Decree specifies the terms for settlement of the Clean Water Act claims, under which the Company will undertake certain improvement and reclamation projects. The Company also paid a civil penalty of $220,142.

VIII.  On October 18, 2002, the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department issued NOVs under the New Mexico Mining Act Rules (NMMAR) to Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone) and Cobre Mining Company (Cobre). The NOVs allege that Chino, Tyrone and Cobre failed to obtain approval of closeout plans as required by NMMAR by October 1, 2002. A closeout plan under NMMAR consists of a plan for reclamation of a mining operation following cessation of operations and financial assurance sufficient for MMD to complete the closeout plan if the operator defaults. The NOVs would have established schedules requiring that the alleged violations be abated by April 20, 2003, for Chino, June 30, 2003, for Cobre and September 30, 2003, for Tyrone. The NOVs did not assess civil penalties, but reserved the right to assess penalties in the future in accordance with the penalty assessment procedures in NMMAR. The NOVs further stated that if the alleged violations were not abated by the dates set in the NOVs, MMD would issue “cessation orders” in accordance with NMMAR requiring that mining operations cease until the alleged violation is abated. On November 1, 2002, Chino, Tyrone and Cobre each filed Petitions for Review (Petitions) of the NOVs with the New Mexico Mining Commission (Commission). The Petitions contended that closeout plan approval was not possible by October 1, 2002, because of delays by the New Mexico Environment Department (NMED) in issuing discharge permits for closure and issuing determinations that the closeout plans for Chino, Tyrone and Cobre are expected to achieve compliance with environmental standards, including compliance with water quality standards. The Petitions requested that the NOVs be vacated or, in the alternative, that different dates be set for abatement of the alleged violations which allow a reasonable period of time after NMED issues its discharge permits to obtain approval of the closeout plans. The Commission held a public hearing on December 13-14, 2002, on the Petitions. The Commission upheld the NOVs but modified the period for abatement for each mine to run from the dates when NMED issues the discharge permits for closure for the mines. Under the modified NOVs, Chino, Cobre and Tyrone will have seven, nine and 12 months, respectively, after NMED issues their closure permits to obtain approval of their closeout plans.

           NMED issued Chino’s closure permit on February 24, 2003. Since the closure permit was issued, Chino has engaged in discussions to resolve the amount and form of financial assurance required by NMED and MMD and the details of the closeout plan approval by MMD. To allow additional time to finalize applicable documentation and to hold a public hearing as required under the Mining Act, MMD issued orders extending the deadline for Chino’s closeout plan approval to December 19, 2003. MMD approved Chino’s closeout plan on December 18, 2003. Chino’s closure permit has been appealed by third parties to the Water Quality Control Commission (WQCC). Chino filed a motion to dismiss the appeal due to the failure to follow required procedures, which was granted by the WQCC. The WQCC’s decision has been appealed to the New Mexico Court of Appeals.

           NMED issued Tyrone’s closure permit on April 8, 2003, and Tyrone’s deadline for closeout plan approval is April 8, 2004. As a result of agreements on financial assurance announced in May and October 2003, a framework for financial assurance for Tyrone has been established. This arrangement is subject to public comment. Tyrone and one other party have appealed certain portions of the closure permit and a hearing before the WQCC on those appeals was completed on November 13, 2003. A decision by the WQCC is not expected until mid-April 2004. Tyrone is working with MMD to meet the deadline for its closeout plan approval.

           Cobre has not yet received its NMED closure permit. Its deadline for closeout plan approval will be nine months from the date the NMED permit is issued.

IX.      Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a number of product liability or premises lawsuits brought by electricians and other skilled tradesmen or contractors claiming injury from exposure to asbestos found in limited lines of electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Phelps Dodge presently believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

X.       On September 30, 2002, Columbian Chemicals Company, a subsidiary of the Company, received an administrative complaint from EPA for alleged violations of the Clean Air Act at its El Dorado, Arkansas, carbon black plant. Columbian Chemicals Company and EPA are conducting settlement discussions in an effort to resolve the matter informally.

XI.       On November 7, 2002, the United Kingdom Environment Agency (Agency) issued an enforcement notice to Columbian Chemicals Company’s Sevalco plant in the United Kingdom. This notice followed Sevalco’s disclosure to the Agency in October 2002 that Sevalco had discovered irregularities in its effluent discharge reports, and requires the plant to implement procedures to ensure that discharges satisfy permit limits and are properly reported. Columbian Chemicals Company is cooperating with the Agency while the Agency continues its investigation of this matter.

XII.      In November 2002, Columbian Chemicals Company was contacted by U.S. and European antitrust authorities regarding a joint investigation they initiated into alleged price fixing in the carbon black industry. European antitrust authorities reviewed documents at three of Columbian Chemicals’ facilities in Europe, and U.S. authorities contacted Columbian Chemicals’ headquarters in Marietta, Georgia.

XIII.    The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation, consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In re Carbon Black Antitrust Litigation. The consolidated complaint filed in these actions by the plaintiffs has dropped the Company as a defendant. The consolidated complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorneys’ fees. The Company and Columbian Chemicals Company, together with several other companies, have also been named as defendants in an action entitled Level Construction, Inc. v. Cabot Corporation, et al., filed in Superior Court of the state of California for the County of San Francisco and eight other actions filed in California Superior Courts on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. The complaints allege similar claims by indirect purchasers under California state law and seek treble damages in an unspecified amount and attorneys’ fees. These complaints have been consolidated in the Superior Court of the State of California for the County of San Francisco under the caption Carbon Black Cases. The consolidated complaint filed in three actions by the plaintiffs has dropped the Company as a defendant. Similar class actions have been filed in state courts in North Carolina, Florida, Kansas, New Jersey, South Dakota and Tennessee on behalf of indirect purchases of carbon black in those and six other states alleging violations of state antitrust and deceptive trade practices laws. Columbian has also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed. The Company believes the claims are without merit and intends to defend the lawsuits vigorously.

XIV.   In November 2002, EPA issued a unilateral administrative order (UAO) under CERCLA to the Company’s wholly owned subsidiary, Western Nuclear, Inc., and two other companies, Kerr McGee Corporation and Fremont Lumber Company (collectively, the PRPs) requiring the companies to perform certain remedial design (RD) and remedial action (RA) work at the White King/Lucky Lass Uranium Mines site near Lakeview, Oregon. The PRPs do not believe the UAO was lawfully issued because EPA failed to recognize the joint responsibility of the U.S. government under applicable laws and to perform non-discretionary duties to ensure federal government responsibility for remediating the site prior to issuance of the UAO. The PRPs notified the EPA of their intent to sue and obtain, among other things, a judicial determination of the illegality of the UAO.

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

           On September 19, 2003, the PRPs served a complaint on the Acting Administrator of the EPA, which seeks to have the federal district court of Oregon declare the UAO unlawful for failure to comply with the requirement under CERCLA to ensure federal government participation in remedying the site. Fremont Lumber Company, et al. v. Horinko, No. 03-CV-1073-AS (D. Ore). On December 15, 2003, EPA answered the complaint and denied the PRPs’ allegations of non-compliance with CERCLA. On January 12, 2004, EPA filed a complaint against the PRPs seeking to enforce the PRPs’ compliance with the UAO and to recover administrative penalties and response costs incurred at the site. The PRPs and EPA have commenced discussions in an effort to settle all outstanding issues.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation

      The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its board of directors. As of March 1, 2004, the executive officers of Phelps Dodge Corporation were as follows:

Name	Age at 3/1/04	Position	Officer of the Corporation Since

J. Steven Whisler	49	Chairman of the Board and Chief Executive Officer	1987

Timothy R. Snider	53	President and Chief Operating Officer; President, Phelps Dodge Mining Company	1997

Ramiro G. Peru	48	Senior Vice President and Chief Financial Officer	1995

Arthur R. Miele	62	Senior Vice President, Marketing; President, Phelps Dodge Sales Company	1987

Kalidas V. Madhavpeddi	48	Senior Vice President, Business Development; President, Phelps Dodge Wire and Cable Group	1999

S. David Colton	48	Senior Vice President, General Counsel	1998

David L. Pulatie	62	Senior Vice President, Human Resources	1999

James P. Berresse	43	President and Chief Executive Officer, Columbian Chemicals Company

      Except as stated below, all of the above have been officers of Phelps Dodge Corporation for the past five years.

      Mr. Snider was elected President and Chief Operating Officer in November 2003. Prior to that time, Mr. Snider was Senior Vice President of the Corporation, a position he held since 1998.

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

      Mr. Berresse was appointed to the Corporation’s Senior Management Team in November 2003. He was elected President and Chief Executive Officer of Columbian Chemicals Company in April 2002. He was elected Executive Vice President, Columbian Chemicals Company, in October 2001. Prior to that time, Mr. Berresse was Senior Vice President, Finance and Business Development, and Chief Financial Officer, Columbian Chemicals Company, positions he held since August 1998.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information called for in Item 5 appears on pages 84 through 85 and page 114 of this report.

Item 6. Selected Financial Data

      The following financial and operating data should be read in conjunction with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements and related notes thereto appearing in this Annual Report.

($ in millions except per share and per pound amounts)

	Year Ended December 31,
	2003 (a)	2002 (b)	2001 (c)	2000 (d)	1999 (e)
Statement of Operations Data
Sales and other operating revenues	$4,142.7	3,722.0	4,002.4	4,525.1	3,114.4
Operating income (loss)	197.6	(209.3)	(28.8)	268.2	(361.6)
Income (loss) before extraordinary item and cumulative effect of accounting changes	18.1	(315.2)	(329.5)	56.3	(278.3)
Net income (loss)	94.8	(338.1)	(331.5)	56.3	(281.8)
Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	0.06	(3.86)	(4.19)	0.72	(4.51)
Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	0.06	(3.86)	(4.19)	0.72	(4.51)
Basic earnings (loss) per common share	0.92	(4.13)	(4.22)	0.72	(4.57)
Diluted earnings (loss) per common share	0.91	(4.13)	(4.22)	0.72	(4.57)

Balance Sheet Data (at period end)
Current assets	$1,790.0	1,428.2	1,531.2	1,542.7	1,735.7
Total assets	7,272.9	7,029.0	7,584.3	7,841.2	8,212.1
Total debt	1,959.0	2,110.6	2,871.6	2,687.7	2,755.0
Long-term debt	1,703.9	1,948.4	2,538.3	1,963.0	2,172.5
Shareholders’ equity	3,063.8	2,813.6	2,730.1	3,184.4	3,328.9
Cash dividends declared per common share	—	—	0.75	2.00	2.00

Other Data
Net cash provided by operating activities	$470.5	348.0	302.7	511.2	204.5
Capital expenditures and investments	102.4	133.2	311.0	422.3	240.4
Net cash provided by (used in) investing activities	(87.7)	(140.3)	(266.8)	(274.2)	6.0
Net cash provided by (used in) financing activities	(48.8)	(244.8)	101.0	(221.2)	(198.0)

Division Results
Phelps Dodge Mining Company operating income (loss)	$265.2	(65.0)	(83.6)	276.0	(346.6)
Phelps Dodge Industries operating income	68.5	30.6	74.0	70.3	49.7
Corporate and Other operating loss	(136.1)	(174.9)	(19.2)	(78.1)	(64.7)

	$197.6	(209.3)	(28.8)	268.2	(361.6)

Copper
Copper production (own production — thousand tons)	1,059.3	1,028.8	1,160.1	1,200.3	890.1
Copper sales (own production — thousand tons)	1,069.3	1,051.1	1,170.8	1,200.6	891.9
COMEX copper price (per pound) (f)	$0.81	0.72	0.73	0.84	0.72
LME copper price (per pound) (g)	$0.81	0.71	0.72	0.82	0.71
Implied full unit cost of copper production (per pound) (h)	$0.68	0.68	0.75	0.71	0.69
Commercially recoverable copper (million tons)
Ore reserves	19.5	19.6	22.1	23.1	23.7
Stockpiles and in-process inventories	1.6	1.4	0.9	1.0	0.7

	21.1	21.0	23.0	24.1	24.4

All references to per share earnings or loss are based on diluted earnings (loss) per share.
(a)
Reported amounts include after-tax, special gains of $68.3 million, or 76 cents per common share, recognized for our acquisition of Heisei’s one-third interest in Chino Mines Company; $8.4 million, or 9 cents per common share, for cumulative effect of an accounting change due to the adoption of SFAS No. 143; $6.4 million, or 7 cents per common share, for the sale of a wire and cable cost investment; $2.4 million, or 3 cents per common share, for the termination of a foreign postretirement benefit plan; $1.0 million, or 1 cent per common share, for the tax benefit relating to the net operating loss carryback prior to 2002; and $0.5 million, or 1 cent per common share, for environmental insurance recoveries. These were partially offset by special provisions of $27.0 million, or 30 cents per common share, for environmental provisions; $8.0 million, or 9 cents per common share, for a probable Texas franchise tax matter; $2.9 million, or 3 cents per common share, for historic Cyprus Amax Minerals Company legal matters; $1.7 million, or 2 cents per common share, for asset impairment charges at our Wire and Cable segment; and $0.9 million, or 1 cent per common share, for goodwill impairment at our Wire and Cable segment.

(b)
Reported amounts included after-tax, special charges of $146.5 million, or $1.74 per common share, for asset impairment charges at Cobre of $115.5 million, Hidalgo of $12.9 million and Ajo of $18.1 million; $53.0 million, or 63 cents per common share, for settlement of lawsuits related to Cyprus Amax Minerals Company; $45.0 million, or 54 cents per common share, for a binding arbitration award for Plateau Mining Corporation (a subsidiary of Cyprus Amax Minerals Company); $26.6 million, or 32 cents per common share, for early debt extinguishment costs; $23.0 million, or 27 cents per common share, for restructuring activities; $22.9 million, or 27 cents per common share, for cumulative effect of an accounting change due to the adoption of SFAS No. 142; $14.0 million, or 17 cents per common share, for environmental provisions; $7.0 million, or 8 cents per common share, for estimated remaining closure cost obligation at Hidalgo; and $1.2 million, or 1 cent per common share, for the write-off of two cost basis investments and $1.0 million, or 1 cent per common share, for the settlement of legal matters. These were partially offset by $29.1 million, or 35 cents per common share, for environmental insurance recoveries; $22.6 million, or 27 cents per common share, for the sale of non-core parcel of real estate in New Mexico; $13.0 million, or 15 cents per common share, for the release of deferred taxes for Plateau Mining Corporation; and $66.6 million, or 79 cents per common share, for the tax benefit relating to the net operating loss carryback prior to 2002.

(c)
Reported amounts included after-tax, special gains of $61.8 million, or 79 cents per common share, for environmental insurance recoveries; $39.9 million, or 51 cents per common share, for the gain on the sale of Sossego; and $9.0 million, or 11 cents per common share, for an insurance settlement associated with legal matters. These were partially offset by special provisions of $57.9 million, or 74 cents per share, to increase the deferred tax valuation allowance; $31.1 million, or 40 cents per common share, reflecting provisions for environmental costs; $29.8 million, or 38 cents per common share, for restructuring activities; $12.9 million, or 16 cents per common share, for investment impairments; $2.0 million, or 3 cents per common share, for the cumulative effect of an accounting change due to the adoption of SFAS Nos. 133 and 138; and $3.4 million, or 4 cents per common share, for other items, net.

(d)
Reported amounts included after-tax, special provisions of $56.4 million, or 72 cents per common share, for restructuring activities; offset by an income tax refund and related interest of $10.1 million, or 13 cents per common share; and an insurance settlement refund of $3.0 million, or 4 cents per common share.

(e)
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

(f)	New York Commodity Exchange annual average spot price per pound — cathodes.
(g)	London Metal Exchange annual average spot price per pound — cathodes.
(h)
Based on PDMC’s “all-in operating margin per pound of copper sold” (i.e., PDMC operating income (loss) excluding special items, divided by pounds of copper sold from PDMC mines for its own account, plus or minus the LME copper price).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information called for in Item 7 appears on pages 39 through 85 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information called for in Item 7A appears on pages 39 through 41 and 71 through 74 of this report.

Item 8. Financial Statements and Supplementary Data

The information called for in Item 8 appears on pages 86 through 134 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

      The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or our). It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. Our business consists of two major divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

      The United States securities laws provide a “safe harbor” for certain forward-looking statements. This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Statements regarding the expected commencement dates of operations, projected quantities of commercially recoverable copper and molybdenum from ore reserves and stockpiles, projected quantities of future production, capital costs, production rates, cash flow and other operating and financial data are based on expectations that the Company believes are reasonable, but we can give no assurance that such expectations will prove to have been correct.

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

Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows

      Phelps Dodge is the world’s second-largest producer of copper, a world leader in the production of molybdenum, the largest producer of molybdenum-based chemicals and continuous-cast copper rod, and among the leading producers of magnet wire and carbon black. PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. Our copper mines comprise Morenci, Bagdad, Sierrita, Miami, Chino, Cobre and Tyrone in the United States and Candelaria, Cerro Verde, El Abra and Ojos del Salado in South America. The Primary Molybdenum segment includes our Henderson and Climax molybdenum mines.

      PDI is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. PDI broadens our company and provides alternative streams of earnings and cash flows. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. Columbian Chemicals Company, our Specialty Chemicals segment, is one of the world’s largest producers of engineered carbon blacks, with facilities in North America, Europe, South America and Asia. Phelps Dodge Wire and Cable, our Wire and Cable segment, consists of three worldwide product-line businesses comprising magnet wire, energy and telecommunications cables, and specialty conductors.

      From an overall Phelps Dodge perspective, some of the most significant risks associated with our businesses, or factors that could impact our businesses, operating results and cash flows, are the volatility of copper and molybdenum prices, increased energy costs, unit cost structure, environmental and regulatory compliance, and mine closure regulations. Additionally, our ability to replenish our copper and molybdenum ore reserves, which are depleted as we mine, is important to our long-term viability.

Markets. Copper is a fundamental material used in residential and commercial construction, electrical and electronics equipment, transportation, industrial machinery and consumer durable goods. Copper is an internationally traded commodity and it is traded on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) and the Shanghai Futures Exchange (SHFE). The prices on these exchanges generally reflect the worldwide balance of copper demand and supply and various U.S. and international macroeconomic and political conditions. The copper market is volatile and cyclical. During the past 15 years, prices per pound have ranged from a high of $1.60 to a low of 60 cents. Any material change in the price we receive for copper has a significant effect on our results. Based upon our share of the expected 2004 annual production of approximately 2.35 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual unit cost of production) causes a variation in annual operating income before taxes of approximately $23 million. Consequently, a sustained and uninterrupted period of unusually low copper prices has a dramatic impact on our profits and cash flow.

      During most of the 1990s, copper enjoyed annual demand growth of 3 percent and a corresponding expansion in production. This was followed by a period of global contraction that began in the early part of 2000 and continued until mid-2003. The contraction was partially offset by double-digit growth rates in Chinese industrial production and copper consumption.

      In 2003, positive economic indicators in the United States had a major impact on the prospects for a global recovery. Growth in China allowed some East Asian nations to enjoy export-led economic recoveries. China overtook the United States as the No. 1 consumer of refined copper in the world. World exchange inventories fell from their mid-2002 peak of more than 1.5 million metric tons to almost half, or approximately 800 thousand metric tons. Increasing demand and disruptions at major copper-producing mines produced a tight market. This market, combined with record speculative positions, a weakening U.S. dollar and low U.S. interest rates, resulted in copper prices averaging 81 cents per pound in 2003, almost 10 cents above the average for 2002. Prices climbed to more than $1.04 per pound at the end of the year.

      Phelps Dodge expects expanding growth in copper demand, led by the United States and China, and limited growth in supply because of publicly reported shortfalls, will be supportive of copper prices in 2004.

      Molybdenum also is characterized by volatile, cyclical prices. Prices are influenced by worldwide economic conditions, world supply/demand balances, inventory levels, currency exchange rates, production costs of U.S. and foreign competitors, and other factors. Molybdenum demand depends heavily on the global steel industry, which uses the metal as a hardening agent. More than 80 percent of molybdenum is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubrication. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. During the past 15 years, Metals Week Dealer Oxide prices per pound have ranged from a high of $17.50 to a low of $1.82.

      Molybdenum experienced a price improvement during 2003 for the second straight year. The average Metals Week Dealer Oxide price increased 41 percent from 2002’s mean price of $3.77 per pound to $5.32 in 2003. Production levels increased in 2003 as a result of improving metal prices. Most of this production increase came from by-product mines. Demand increased in 2003 and outpaced production increases, resulting in a deficit market balance estimated between 5,000 metric tons and 8,000 metric tons for the year.

      For 2004, Phelps Dodge expects both supply and demand to increase. We anticipate that supply increases will come from by-product production. Demand increases are expected in the stainless steel, specialty steel and specialty chemical sectors. The overall supply-demand outlook for 2004 is for a balanced market.

      Wire and cable products serve a variety of different markets, including energy, construction, consumer and industrial products, aerospace, medical devices, transportation, natural resources and telecommunications. Products include magnet wire, energy and telecommunications cables, and specialty conductors. These products advance technology and support infrastructure development in growing regions of the world.

      During 2003, wire and cable sales suffered for much of the year because of lowered demand attributable to global economic uncertainty. Excess industry capacity kept prices at disappointing levels.

      Toward the end of the year, however, demand began to increase in South America, Central America and Africa as these regions resumed investments in infrastructure. Revenue increased in North America because of higher copper prices and higher aluminum sales. Markets for these products appear to be improving in early 2004. However, overall demand in our served markets has not yet resulted in a significant improvement in our sales volumes or operating margins.

      Wire and cable products are expected to enjoy increased sales and profitability as the U.S. and world economies recover. Phelps Dodge continues to focus on improving the profitability of this business.

      Carbon black is a key raw material used in the manufacture of tires, rubber and plastics products, inks, paints and coatings, and a variety of other applications. Carbon black demand is primarily driven by the needs of the tire industry, which consumes nearly 70 percent of world production. In 2003, world demand for carbon black exceeded 7.3 million metric tons.

      During the past decade, global demand for carbon black has grown at slightly more than 3 percent per year, and this growth rate is projected to continue. Increased worldwide vehicle demand and growth in demand for larger tire sizes and high performance tires have been contributing factors to this sustained growth rate for carbon black.

      Market dynamics continued to have an adverse effect on the performance of Phelps Dodge’s carbon black subsidiary, Columbian Chemicals Company, in 2003. Sluggish economic conditions, excess carbon black capacity, and high energy and raw material prices affected prices and margins. The improving U.S. economy and the reduction of some of the excess carbon black manufacturing capacity in Europe and North America will be positive factors in the outlook for 2004. However, significant competitive pressures are expected to continue to affect margin improvement.

Energy Costs. Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. The principal sources of energy for our mining operations are purchased petroleum products, natural gas and electricity. The principal sources of energy in our wire and cable and specialty chemicals operations are purchased electricity and natural gas. In addition, the price of residual oil feedstock is a significant factor in the cost of our specialty chemicals products because the carbon black we produce is made primarily from heavy residual oil. In response to volatile energy markets in 2000 and 2001, we implemented a power cost stabilization plan that has reduced the electricity-related costs at our U.S. mining operations. Additionally, we entered into price protection programs for our diesel fuel and natural gas purchases to protect us against significant upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, because energy is a significant portion of our pro-

duction costs, we could be negatively impacted by future energy availability issues or increases in energy prices.

Unit Cost Structure. Our unit cost structure for copper production is higher than those of some major producers, whose principal mines are located outside the United States, due to lower ore grades, higher labor costs and, in some cases, stricter regulatory requirements. Our competitive cost position receives much attention from senior management and in 2001 we implemented a company-wide, comprehensive lean-production program, called Quest for Zero, that we believe has narrowed these cost disadvantages with respect to a number of our international competitors. We achieved $330 million of operating improvements during 2003, with an annualized run-rate of approximately $365 million. We recently experienced a leveling off of the rate of improvement due to increased challenges that come with multi-year improvement projects as we have begun to tackle more difficult initiatives, incur unforeseen costs, and make decisions to emphasize growth-oriented projects. Should we be unable to maintain this level of annualized improvements, our earnings may be affected.

Environmental and Mine Closure Regulatory Compliance. Our operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Our global operations also are subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The federal Clean Air Act has had a significant impact, particularly on our smelters and power plants. The amended federal Bureau of Land Management (BLM) regulations governing mined-land reclamation for mining on federal lands will likely increase our regulatory obligations and compliance costs over time with respect to mine closure reclamation. We are subject to state laws and regulations that establish requirements for mined-land reclamation and financial assurance. We also have potential liability for certain sites we currently operate or formerly operated and for certain third-party sites under the federal superfund law and similar state laws.

      Our mining operations and exploration activities, both inside and outside the United States, are subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations imposes substantial costs on us and subjects us to significant potential liabilities.

Ore Reserves. We use several strategies to replenish and grow our copper and molybdenum ore reserves. Our first consideration is to invest in mining and exploration properties near our existing operations. These additions allow us to develop adjacent properties with relatively small, incremental investments in operations.

      Our technology innovations not only improve productivity, but also open new growth opportunities for us. When we develop and apply new technologies, for example our success with solution extraction/electrowinning beginning in the early 1980s, we create the ability to process ore types we previously considered uneconomic.

      Another strategy has been to focus our exploration programs to seek new mining opportunities in Latin America, Asia, Australia and other regions. In several cases, we pursue these opportunities with joint-venture partners. By working with others, we plan to maximize the potential benefits of our exploration expenditures and spread costs and risks among several parties.

      Acquisitions also may contribute to our growth strategy. If acquisition opportunities present themselves, we will consider them, but we will pursue them only if they pass our rigorous screens for adding economic value to the Company.

Other Considerations. The mining business is subject to many risks and factors that could impact our business, operating results and cash flows. Phelps Dodge actively manages the factors that are controllable such as implementing the Quest for Zero program to improve our unit cost structure, implementing a power cost stabilization plan that has reduced the electricity-related costs at our U.S. Mining Operations, and establishing price protection programs for our diesel fuel and natural gas price that have protected us against significant upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. As discussed above, there are various factors outside of our control such as the volatility of copper and molybdenum prices, increasing market energy costs and changes to environmental, closure and other regulatory laws that could significantly impact our business.

Critical Accounting Policies and Estimates

      Phelps Dodge’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); postemployment, postretirement and other employee benefit liabilities; bad debts; restructuring reserves; realization of deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Phelps Dodge bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      Phelps Dodge believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its Consolidated Financial Statements.

      Phelps Dodge, at least annually, estimates its ore reserves at active properties and properties currently on care-and-maintenance status. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of permits, changes in operating and capital costs, and other factors could materially and adversely affect our ore reserve estimates. Phelps Dodge uses its ore reserve estimates in determining the unit basis for units-of-production depreciation and amortization rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items. For example, a 10 percent increase in ore reserves at each mine would decrease total depreciation expense by approximately $20 million in 2004; a 10 percent decrease in ore reserves at each mine would increase total depreciation expense by approximately $24 million in 2004.

      Phelps Dodge’s reported ore reserves are economic at the most-recent three-year historical average COMEX copper price of 75 cents per pound and the most-recent three-year historical average molybdenum price of $3.82 per pound (Metals Week Dealer Oxide mean price).

      Phelps Dodge evaluates its long-term assets (to be held and used) for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill and our identifiable intangible assets are evaluated at least annually for impairment. Our evaluations are based on business plans that are developed using a time horizon that is reflective of the historical, moving average for the full price cycle. We currently use a long-term average COMEX price of 90 cents per pound of copper and an average molybdenum price of $3.40 per pound (Metals Week Dealer Oxide mean price), along with near-term price forecasts reflective of the current price environment to develop mine plans and production schedules. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows.

      The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged 91 cents, 96 cents and 91 cents, respectively. The per pound Metals Week Dealer Oxide mean molybdenum price over the same periods averaged $4.08, $3.59 and $3.51, respectively. Should estimates of future copper and molybdenum prices decrease impairments may result.

      Phelps Dodge maintains allowances for doubtful accounts for estimated losses resulting from the assessed inability of its customers to make required payments. If the financial condition of Phelps Dodge’s customers were to deteriorate unexpectedly, impacting their ability to make payments, additional allowances may be required. Phelps Dodge routinely reviews the financial condition of its customers and makes assessments of collectibility. The total of these allowances for doubtful accounts at December 31, 2003 and 2002, was $10.1 million and $14.1 million, respectively. Additionally, no single customer accounts for 10 percent or more of our annual revenue.

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

      The quantity of material delivered to mill stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in the material delivered to the mill stockpiles. Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are reduced as material is removed and fed to the mill. At December 31, 2003 and 2002, the estimated amount of recoverable copper contained in mill stockpiles was 0.2 million tons (PD’s share) and had a carrying value of $40.6 million and $31.9 million, respectively.

      The quantity of material in leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in material delivered to the leach stockpiles. Expected copper recovery rates are determined using small-scale laboratory tests, medium-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take several years. At December 31, 2003 and 2002, the estimated amount of recoverable copper contained in leach stockpiles was 1.4 million tons (PD share) and 1.2 million tons (PD share), respectively, and had a carrying value of $71.0 million and $81.3 million, respectively.

      In preparing our Consolidated Financial Statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

      The valuation allowance relating to our deferred tax assets totaled $461.3 million and $508.4 million, respectively, at December 31, 2003 and 2002, including $56.5 million and $82.2 million related to foreign jurisdictions. If recent favorable copper prices continue for an extended period, it is likely that we will determine that we will be able to realize certain deferred tax assets in excess of the net amount currently recorded. Accordingly, a reduction of our valuation allowance for those deferred tax assets that we expect to recover will result in a credit to income tax expense in the period such determination is made.

      Phelps Dodge has trusteed, non-contributory pension plans covering substantially all its U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees.

      Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate was 6.25 percent at December 31, 2003, compared with 6.75 percent at December 31, 2002, and 7.25 percent at December 31, 2001. For our U.S. pension plans, the discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. We utilized a nationally recognized, third-party actuary to construct a bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher. The portfolio was constructed such that cash flow generated by the portfolio matched projected future cash flow from the pension plan. The model portfolio constructed used 33 bonds resulting in a discount rate of approximately 6.25 percent for our pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. Changes in the discount rate affects several components of pension expense/income, one of which is the amount of the cumulative gain or loss that will be recognized. Because gains or losses are only recognized when they fall outside of a calculated corridor, the effect of changes in the discount rate on pension expense may not be linear. For example, the first 25-basis-point increase in our assumed discount rate assumption as of the beginning of 2004 would decrease our pension expense by approximately $1 million per year during the next three years. Each of the next six 25-basis-point increases would decrease our pension expense by approximately $0.5 million per year. Any additional 25-basis-point increase would decrease our pension expense by approximately $2 million per year during the next three years. Each 25-basis-point decrease in our assumed discount rate assumption would increase our pension expense by approximately $2 million per year during the next three years. The change would not affect the minimum required contribution.

      Our pension plans were valued between December 1, 2001, and January 1, 2002, and between December 1, 2002, and January 1, 2003. Obligations were projected to and assets were valued as of the end of 2002 and 2003. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.

      The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 95 percent of total plan assets as of year-end 2003. These plans accounted for approximately 90 percent of benefit obligations. The investment portfolio for this trust as of year-end 2003 had an asset mix that included 57 percent equities (36 percent U.S. equities, 13 percent international equities and 8 percent emerging market equities), 33 percent fixed income (17 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 5 percent U.S. high yield, and 3 percent treasury inflation-protected securities), 7 percent real estate and real estate investment trusts, and 3 percent other.

      Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized, third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are presented to the Finance Committee of the board of directors.

      Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum over the 20 years beginning December 1, 2003, with a standard deviation of 10.7 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent. On an arithmetic average basis, the passive return would have been 8.5 percent with a premium for active management of 0.5 percent. The expected return as of December 1, 2002, was 8.75 percent with a standard deviation of 10.6 percent.

      For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and decrease the amount of recorded pension income (or increase recorded pension expense) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to January 1, 2004, will be reflected in the results of operations by January 1, 2009. A 25-basis-point increase/decrease in our expected long-term rate of return assumption as of the beginning of 2004 would decrease/increase our pension expense by approxi-

mately $2 million per year during the next three years. In addition, a 25-basis-point decrease in the long-term rate of return assumption would increase the minimum required contribution to our pension plan by approximately $1 million per year during the same three-year period. The minimum 2004 cash contribution for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees is approximately $4 million. The Company expects to contribute approximately $87 million in the 2004 third quarter based on its current assessment of the economic environment. However, a final determination will be made prior to the required contribution date.

      Phelps Dodge has postretirement medical and life insurance benefit plans covering most of its U.S. employees and, in some cases, employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

      A 1 percentage-point increase in the assumed health care cost trend rate would increase net periodic benefit cost by approximately $1.4 million and increase our postretirement benefit obligation by approximately $18.4 million; a 1 percentage-point decrease in the assumed health care cost trend rate would decrease net periodic benefit cost by approximately $1.3 million and decrease our postretirement benefit obligation by approximately $16.7 million. The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust, and the current economic environment, we expect our postretirement medical and life insurance benefit assets will earn an average of 6.5 percent per annum over the long-term beginning December 1, 2003. The cash flow generated by the constructed bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher that was matched to projected future cash flow from the postretirement medical and life insurance benefit plans resulted in a discount rate of approximately 6.25 percent. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. For example, the first 25-basis-point increase and each of the next six 25-basis-point increases in our assumed discount rate assumption as of the beginning of 2004 would decrease our periodic benefit cost by approximately $0.1 million per year during the next three years. Any additional 25-basis-point increase would decrease our periodic benefit cost by approximately $1 million per year during the next three years. Each 25-basis-point decrease in our assumed discount rate assumption would increase our periodic benefit cost by approximately $1 million per year during the next three years.

      Phelps Dodge develops natural resources and creates products that contribute to an enhanced standard of living for people throughout the world. Our mining, exploration, production and historic operating activities are subject to various laws and regulations governing the protection of the environment which require, from time to time, significant expenditures. These environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies should be recorded when it is probable that a liability has been incurred before the date of the balance sheet and that the amount can be reasonably estimated. Please refer to page 94 for a more extensive discussion on our accounting policy for environmental expenditures.

      Significant management judgment and estimates are required to comply with this guidance. Accordingly, each month senior management reviews with the Company’s environmental remediation management, as well as with its financial and legal management, changes in facts and circumstances associated with its environmental obligations. The judgments and estimates are based upon available facts, existing technology, and current laws and regulations, and they take into consideration reasonably possible outcomes. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

      At December 31, 2003, environmental reserves totaled $317.2 million. The cost range for reasonably possible outcomes for all environmental remediation sites for which a liability was recognized was estimated to be from $269 million to $620 million. In addition, Phelps Dodge has a number of sites that are not the subject of an environmental remediation liability because it is not probable that a successful claim will be made, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2003, the cost range for all such sites was estimated to be from $3 million to $17 million.

      Reclamation is an ongoing activity that occurs throughout the life of a mine. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” We recognize asset retirement obligations (AROs) when incurred, with the initial measurement at fair value. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value. AROs are accreted to full value over time through charges to income, and ARCs are depreciated over the assets’ respective useful lives. Reclamation costs for future disturbances will be recognized as an ARO and as a related ARC in the period incurred. Please refer to page 94 for a more extensive discussion on our accounting policy for reclamation and mine closure costs.

      Generally, reclamation and closure activities are specified by regulation or in permits issued by the relevant governing authority. Significant management judgment and estimates are required in estimating the extent and timing of expenditures based on life-of-mine planning. Accordingly, each quarter senior management reviews with the Company’s environmental and remediation management, as well as its financial and legal management, changes in facts and circumstances associated with its mine closure obligations. The judgments and estimates are based upon available facts, existing technology and current laws and regulations, and they take into consideration reasonably possible outcomes.

      At December 31, 2003, AROs totaled $225.3 million, compared with estimated total reclamation and closure cost, including anticipated future disturbances, of approximately $1.2 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion to be accreted over the remaining reclamation period. The estimates can change substantially due to changes in laws and regulations, cost estimates, technology and life-of-mine plans. For example, the fair value cost estimate for our Chino Mines Company has increased from an initial estimate (third-party cost basis) of approximately $100 million in early 2001 to approximately $395 million resulting from negotiations with the relevant governing authorities. Please refer to pages 123 through 127 for additional discussion on our New Mexico closure and reclamation programs.

      Liabilities for contingencies and litigation are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. Gains for contingencies and litigation are recorded when realized.

      Refer to Summary of Significant Accounting Policies, Note 1, to the Consolidated Financial Statements.

Consolidated Financial Results

      Consolidated financial results were as follows:

($ in millions except per share data)
	2003	2002	2001
Sales and other operating revenues	$4,142.7	3,722.0	4,002.4
Operating income (loss)	$197.6	(209.3)	(28.8)
Income (loss) before extraordinary item and cumulative effect of accounting changes	$18.1	(315.2)	(329.5)
Extraordinary gain on acquisition of partner’s interest in Chino	68.3	—	—
Cumulative effect of accounting changes	8.4	(22.9)	(2.0)

Net income (loss)	$94.8	(338.1)	(331.5)

Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$0.06	(3.86)	(4.19)
Extraordinary gain on acquisition of partner’s interest in Chino	0.77	—	—
Cumulative effect of accounting changes	0.09	(0.27)	(0.03)

Basic and diluted net earnings (loss) per common share	$0.92	(4.13)	(4.22)

Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$0.06	(3.86)	(4.19)
Extraordinary gain on acquisition of partner’s interest in Chino	0.76	—	—
Cumulative effect of accounting changes	0.09	(0.27)	(0.03)

Basic and diluted net earnings (loss) per common share	$0.91	(4.13)	(4.22)

      In 2003, the Company had consolidated earnings of $94.8 million, or 91 cents per common share, including a special, net gain of $46.7 million, or 52 cents per common share, after taxes. (All references to per share earnings or losses are based on diluted earnings per share.) In 2002, consolidated losses were $338.1 million, or $4.13 per common share, including a special, net charge of $208.9 million, or $2.48 per common share. The $432.9 million increase in consolidated earnings in 2003, compared with 2002, was primarily due to higher LME copper prices (approximately $214 million), a higher cumulative effect of accounting changes ($31.3 million) mostly due to goodwill impairment losses upon adoption of SFAS No. 142 in 2002, an extraordinary gain on the acquisition of our partner’s one-third share in Chino Mines Company ($68.3 million), a favorable change in pre-tax, special items and provisions ($206.0 million), lower interest expense ($41.2 million), and early debt extinguishment costs in 2002 ($31.3 million); partially offset by a higher tax provision ($163.2 million), resulting primarily from the absence of the effect of 2002 tax legislation that permitted a five-year carryback of our 2001 and 2002 net operating losses.

      In 2001, consolidated losses were $331.5 million, or $4.22 per common share, including a special, net charge of $26.4 million, or 34 cents per common share. The $6.6 million increase in consolidated loss in 2002, compared with 2001, was primarily the result of asset impairment charges and provisions ($153.5 million), historic Cyprus Amax Minerals Company (Cyprus Amax) lawsuit settlement or awards expense ($101.2 million), lower average copper prices (approximately $19 million), early debt extinguishment costs in 2002 ($31.3 million), the cumulative effect of adopting SFAS No. 142 ($22.9 million), a decrease in profits at our Wire and Cable segment due primarily to the temporary closure of two facilities and restructuring charges ($23.6 million) and lower net environmental insurance recoveries/provisions ($10.4 million); partially offset by a lower implied unit cost of copper production, as defined on page 52 (approximately $145 million including higher molybdenum earnings of $20 million), the absence of the establishment of El Abra’s valuation allowance for deferred tax assets in 2001 ($57.9 million), lower interest expense ($40.5 million), higher tax benefits primarily resulting from new tax legislation ($188.0 million), and the 2002 sale of non-core real estate ($22.6 million).

Special Items and Provisions

      Throughout Management’s Discussion and Analysis there is disclosure and discussion of what management believes to be special items. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

      The following table summarizes the consolidated special items for 2003, 2002 and 2001 and the resultant earnings (losses) excluding these special items:

($ in millions)
	2003	2002	2001
Special items, net of taxes	$46.7	(208.9)	(26.4)
Earnings (losses) excluding special items (after taxes)	$48.1	(129.2)	(305.1)

Note: Supplemental Data

      The following table summarizes the special items and provisions for the year ended December 31, 2003:

($ in millions except per share data)
	2003
			$/Share
	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Division disclosure)	$(5.5)	(5.2)	(0.06)

PDI (see Business Division disclosure)	1.7	0.9	0.01

Corporate and Other —
Environmental provisions, net	(23.8)	(22.7)	(0.25)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historic Cyprus Amax legal matter	(2.9)	(2.9)	(0.03)
Probable Texas franchise tax matter	(8.0)	(8.0)	(0.09)

	(34.2)	(33.1)	(0.36)

	(38.0)	(37.4)	(0.41)
Miscellaneous income (expense), net:
Gain on sale of cost investment	6.4	6.4	0.07

Benefit (provision) for taxes on income:
Tax benefit for additional 2001 net operating loss carryback	—	1.0	0.01

Extraordinary gain on acquisition of partner’s one-third interest in Chino Mines Company	68.3	68.3	0.76
Cumulative effect of accounting change	9.7	8.4	0.09

	$46.4	46.7	0.52

      A net charge for environmental provisions of $28.4 million ($27.0 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)

      In the 2003 fourth quarter, we determined that due to continuing reduced market conditions in North America for magnet wire and high performance conductors, the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in further impairment charges related to these assets of $1.3 million. The amount of the additional asset impairment was determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. No additional severance related charges were required. Additionally, a further write-down of $0.4 million was recognized to reduce the carrying value of the assets of our Hopkinsville facility closed in 2000. This adjustment reflected our current view of the fair value of these assets. We also performed an impairment test on goodwill at our magnet wire and high performance conductors facilities through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off magnet wire’s entire goodwill. Also during the quarter, we recorded a $0.2 million gain (before and after taxes) for the reassessment of termination benefits associated with the September 2002 restructuring program.

      A gain of $3.2 million ($2.4 million after-tax) was recognized from the termination of a foreign postretirement benefit plan associated with our Specialty Chemicals segment.

      Net insurance recoveries of $0.5 million (before and after taxes) were received from settlements reached with several insurance companies on historic environmental liability claims.

      In the 2003 fourth quarter, a charge of $8.0 million (before and after taxes) was recognized for a probable Texas franchise tax matter. (Refer to Note 21, Contingencies, for further discussion.)

      A charge of $2.9 million (before and after taxes) was recognized for historic Cyprus Amax legal matters. The Company acquired Cyprus Amax in October 1999.

      A $6.4 million gain (before and after taxes) was recognized for the sale of a wire and cable cost investment.

      In the 2003 fourth quarter, we determined that an additional $1.0 million was required for net operating loss carryback for 2001 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

      An extraordinary gain of $68.3 million (before and after taxes) was recognized for our acquisition of Heisei Minerals Corporation’s (Heisei) one-third share in Chino Mines Company, located in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      A $9.7 million gain ($8.4 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 143. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

      The following table summarizes the special items and provisions for the year ended December 31, 2002:

($ in millions except per share data)
	2002
			$/Share
	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Division disclosure)	$(116.9)	(119.5)	(1.42)

PDI (see Business Division disclosure)	(22.0)	(21.4)	(0.25)

Corporate and Other —
Environmental provisions, net	(12.7)	(12.7)	(0.15)
Environmental insurance recoveries, net	17.4	14.8	0.18
Historic Cyprus Amax lawsuit settlements	(54.7)	(53.0)	(0.63)
Historic Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)
Legal loss contingency	(1.0)	(1.0)	(0.01)

	(97.5)	(96.9)	(1.15)

	(236.4)	(237.8)	(2.82)

Early debt extinguishment costs	(31.3)	(26.6)	(0.32)

Miscellaneous income and expense, net:
Cost investment write-downs	(1.2)	(1.2)	(0.01)

Benefit (provision) for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.15
Tax benefit for 2001 net operating loss carryback	—	66.6	0.79

	—	79.6	0.94

Cumulative effect of accounting change	(33.0)	(22.9)	(0.27)

	$(301.9)	(208.9)	(2.48)

      In December 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million (before and after taxes) at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The revised mine plans and associated cash flows used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of the discounted cash flows of the remaining ore reserves. The Hidalgo impairment included a $12.9 million write-down (before and after taxes) of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo will probably not be reconfigured to produce acid as originally anticipated and that the net book value of Hidalgo assets would probably not be recovered. Hidalgo’s power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million charge (before and after taxes) for the estimated remaining costs of its closure obligation at Hidalgo. Phelps Dodge has reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million (before and after taxes). This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

      On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes reduced our costs and aligned our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, high performance conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other high performance conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also performed an impairment test on the goodwill at our wire and cable plants through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

      A net charge for environmental provisions of $14.0 million (before and after taxes) was recognized in 2002 for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)

      The net effect of the reassessment of prior restructuring programs was zero (before and after taxes) for 2002. PDMC recorded a $5.1 million gain (before and after taxes) for the reassessment of the October 2001 restructuring programs and a $6.4 million charge (before and after taxes) for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations since these operations will remain curtailed beyond one year from their January 2002 curtailment. PDI recorded a $1.3 million gain (before and after taxes) for the reassessment of prior restructuring programs associated with its Specialty Chemicals segment ($0.5 million before and after taxes) and its Wire and Cable segment ($0.8 million before and after taxes).

      A gain of $22.6 million (before and after taxes) was recognized for the sale of the Dawson Ranch property in New Mexico in 2002. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      Net 2002 insurance recoveries of $34.3 million ($29.1 million after-tax) were received from settlements reached with several insurance companies on historic environmental liability claims.

      A $54.7 million pre-tax charge ($53.0 million after-tax) was recognized in 2002 for settlement of lawsuits related to Cyprus Amax. This included an $11.2 million pre-tax charge ($9.5 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas, and a $43.5 million charge (before and after taxes) for the settlement of a lawsuit with RAG American Coal Company (RAG). In addition, there was a $46.5 million charge ($45.0 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax by Plateau Mining Corporation (a former subsidiary of Cyprus Amax).

      Other 2002 items included:

•	a net $1.0 million charge (before and after taxes) for the settlement of legal matters;

•	a $1.2 million charge (before and after taxes) for the write-off of two cost basis investments;

•
a $31.3 million charge ($26.6 million after-tax) for early debt extinguishment costs (refer to Note 1, Summary of Significant Accounting Policies, for a discussion of the change in accounting for early debt extinguishments, and Note 14, Debt and Other Financing, for further discussion); and

•
a $33.0 million charge ($22.9 million after-tax) for the cumulative effect of an accounting change due to the adoption of SFAS No. 142 (refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion).

      In 2002, the tax benefit included the release of deferred taxes previously provided with regard to Plateau Mining Corporation ($13.0 million) and a tax benefit of $66.6 million for net operating loss carryback prior to 2002 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

      (Refer to Note 3, Special Items and Provisions, for further discussion.)

      The following table summarizes the special items and provisions for the year ended December 31, 2001:

($ in millions except per share data)
	2001
			$/Share
	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Division disclosure)	$(2.1)	(2.1)	(0.03)

PDI (see Business Division disclosure)	(4.7)	(4.7)	(0.06)

Corporate and Other —
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

Benefit (provision) for taxes on income:
El Abra deferred tax asset valuation allowance	—	(57.9)	(0.74)

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

	$31.5	(26.4)	(0.34)

      In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then-current economic environment, including changes in copper operations that led us to curtail approximately 220,000 metric tons of copper production annually (including our partner’s share) and to curtail 54,000 metric tons of North American carbon black production annually in 2002. These actions resulted in the layoff of approximately 1,600 employees mostly in January 2002. The Chino and Miami mines were temporarily closed, the Bagdad and Sierrita mines were operated at approximately one-half capacity, the Chino smelter and the Miami refinery were temporarily closed (approximately 1,500 positions), and Columbian Chemicals Company temporarily closed its El Dorado, Arkansas, facility (approximately 100 positions).

      In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives, which led to a reduction of approximately 500 positions.

      The restructuring plans for 2001 included charges of $15.0 million for employee severance and relocation costs, $8.7 million for mothballing/take-or-pay contracts, $0.6 million for asset disposal and dismantling charges, and $6.3 million for pension and other postretirement obligations. In addition, we recognized a net gain of $0.8 million associated with 2000 employee severance costs.

      A net charge for environmental provisions of $31.1 million (before and after taxes) was recognized in 2001 for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)

      A gain of $39.9 million (before and after taxes) was recognized in 2001 from the sale of our 50 percent interest in the Sossego project. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      A $3.3 million charge (before and after taxes) was taken in 2001 to write down the closed Hopkinsville, Kentucky, magnet wire facility to its net realizable value due to detrimental market conditions.

      Net insurance recoveries of $61.8 million (before and after taxes) were received from settlements reached with several insurance companies on historic environmental liability claims. In addition, there was a $5.9 million charge (before and after taxes) related to other net special items recognized in 2001.

      A $9.0 million gain (before and after taxes) was recognized from the settlement reached with one of our insurance carriers associated with potential future legal matters.

      Special charges in miscellaneous income and expense in 2001 included a $12.9 million charge (before and after taxes) to recognize the impairment of our investment in Compañia San Ignacio de Morococha S.A. (SIMSA) ($9.1 million), a Peruvian zinc mine, and Equatorial Mining ($3.8 million) in Australia. Additionally, a $5.8 million gain (before and after taxes) was recognized for other net special items, which was primarily $4.3 million (before and after taxes) of interest income on prior years’ tax refunds.

      A $2.0 million charge (before and after taxes) was recorded in 2001 for the cumulative effect of accounting change arising from the implementation of SFAS Nos. 133 and 138. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

      In 2001, a deferred tax asset valuation allowance of $57.9 million was established for our 51 percent interest in the El Abra copper mine in Chile. (Refer to Note 6, Income Taxes, for further discussion.)

      (Refer to Note 3, Special Items and Provisions, for further discussion.)

Quest for Zero Operational Improvement Program

      Phelps Dodge announced in October 2001 that it was commencing Quest for Zero (QFZ), a comprehensive, lean-production program, designed to, among other things, improve operating income by a targeted $250 million annually. QFZ encompasses both the October 2001 program and the $150 million cost improvement program announced in May 2001. The Company’s stretch goal was to achieve these combined annual operating income improvements of $400 million by the end of 2003 when compared with the results that were then expected for 2001.

      In order to achieve the full $400 million target, PDMC chartered business improvement teams to drive performance improvement projects and best practices. The elimination of variance and waste, and control of all critical processes are key factors in this process. QFZ was also designed to foster the rapid transfer of best practices to all business units. On a quarterly basis, we document improvement successes, failures and potential projects yet to be implemented. New project ideas are generated at internal conferences where statistical analysis tools are utilized on current performance data to identify improvement opportunities. Improvement projects are prioritized and implemented accordingly. Key elements of QFZ going forward included six-sigma quality programs, technology innovations, global procurement strategies and improved operating practices.

      During 2003, we achieved $330 million in improvements, bringing total improvements since the program was announced in 2001 to $596 million. This excludes improvements in the reduction of working capital. In the fourth quarter of 2003, we achieved $91 million in improvements bringing the current annualized run rate to approximately $365 million, which is approximately 91 percent of the $400 million stretch goal.

      Following is a reconciliation of improvement dollars:

		Inception
	2003	Through 2003
U.S. Mining Operations*	$206	384
South American Mines**	67	113
Primary Molybdenum	14	26

Total PDMC	287	523

Specialty Chemicals	20	29
Wire and Cable	23	37

Total PDI	43	66

Corporate	—	7

Total Quest for Zero	$330	596

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.
**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.

      These improvements resulted from a combination of administrative and operating staff reductions and mining operation refinements and improvements, including reduced mining rates at Tyrone, increased residual leach production at Morenci, incremental expansion at Cerro Verde, improved mine planning and sequencing at Sierrita, and a reduction in acid usage and improvements in leach recovery.

      As we begin to tackle more difficult initiatives under our QFZ program, we are experiencing challenges typical of multi-year improvement projects. These challenges result not only from an increasing scarcity of “low-hanging fruit,” but also from pressures on our cost structure arising from both anticipated and unforeseen sources. Such cost pressures include higher energy, pension and medical costs; higher administrative costs; higher professional fees; and higher costs associated with our decision to emphasize growth-oriented projects. Despite such pressures, we remain committed to our long-term, stretch goal of an implied unit production cost of copper of 60 cents per pound.

      The success of the business improvement teams we formed to execute our QFZ program has led us to reorganize our North American mining operations into what we call North America One Mine. This organizational plan has been designed to enable us to shift QFZ to a process-focused approach, i.e., emphasis will be on driving optimization through common site processes and sharing of best practices.

      As a result of our conversion to a process-focused approach, an increase in spending for growth and technology, and considering that QFZ operating improvements were measured against an increasingly distant 2001 base, management decided early in 2004 that it would no longer continue its rigorous QFZ tracking system. Instead of separately identifying and measuring QFZ operating income improvements, management will evaluate and measure QFZ in terms of achievement toward its long-term, stretch goal of 60 cents per pound implied unit cost of copper production (with a near-term goal of 65 cents per pound). In the end, implied unit cost is the most meaningful indicator of our success.

Business Divisions

      Results for 2003, 2002 and 2001 can be meaningfully compared by separate reference to our reporting divisions, PDMC and PDI. PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemical sectors. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods. (Refer to Note 23, Business Segment Data, to the Consolidated Financial Statements for further segment information.)

RESULTS OF PHELPS DODGE MINING COMPANY

      PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reportable segments.

      Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, and Tyrone) and three reportable segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, they produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum as by-products.

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

      The Primary Molybdenum segment consists of the Henderson and Climax mines and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and proc-

essing facilities producing high-purity, molybdenum-based chemical and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

      Other Mining includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

      Major operating and financial results of PDMC for the years 2003, 2002 and 2001 are illustrated in the following table:

($ in millions except per pound amounts)
	2003	2002	2001
Sales and other operating revenues to unaffiliated customers	$2,828.6	2,485.8	2,649.5
Operating income (loss) before special items and provisions	$270.7	51.9	(81.5)
Operating income (loss)	$265.2	(65.0)	(83.6)
Copper production (thousand short tons):
Total production	1,305.6	1,275.6	1,410.9
Less minority participants’ shares (A)	246.3	246.8	250.8

Net Phelps Dodge share	1,059.3	1,028.8	1,160.1

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	1,069.3	1,051.1	1,170.8
Purchased copper	374.5	443.0	461.2

Total copper sales	1,443.8	1,494.1	1,632.0

LME average spot copper price per pound — cathodes	$0.807	0.707	0.716
COMEX average spot copper price per pound — cathodes	$0.811	0.717	0.726
Implied full unit cost of copper production per pound	$0.680	0.682	0.751
Implied cash unit cost of copper production per pound	$0.521	0.516	0.599
Molybdenum production (million pounds)	52.0	45.0	55.5
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	54.2	46.7	55.1
Purchased molybdenum	8.2	7.4	1.6

Total molybdenum sales	62.4	54.1	56.7

Metals Week:
Annual molybdenum Dealer Oxide mean price per pound	$5.32	3.77	2.36

(A)
Minority participant interests include (i) a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc., (ii) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation through December 18, 2003, (iii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iv) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(thousand tons)
	2003	2002	2001
Excluded copper production:
Morenci — for Sumitomo	63.3	61.9	58.8
Chino — for Heisei	13.7	19.3	25.9
Candelaria — for Sumitomo	46.9	43.9	48.6
El Abra — for CODELCO	122.4	121.7	117.5

	246.3	246.8	250.8

Note: Supplemental Data

      “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., LME average spot) for a given period versus PDMC’s operating income (loss) excluding special items for the same period.

      There is no established common standard for calculating unit production costs in the copper industry. PDMC’s implied unit production costs indicator (which is based on readily accessible, publicly disclosed data) acts as a proxy to enable investors to follow and interpret cost trends over historical periods.

      PDMC calculates its implied full unit cost of copper production by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion, amortization and closure accretion/accrual; selling and general administrative expense; and exploration and research expense for the division’s operations) that is compared with the LME market price of copper to render an implied cost of copper production. Cash implied unit cost of copper production is calculated by deducting PDMC’s segment depreciation, depletion, amortization and closure accretion/accrual from the implied full unit cost of copper production. Following is the calculation of implied full unit cost of copper production for the years 2003, 2002 and 2001:

($ in millions except per pound amounts)
	2003	2002	2001
PDMC implied unit cost of copper production
Operating income (loss)	$265.2	(65.0)	(83.6)
Special operating items	(5.5)	(116.9)	(2.1)

Operating income (loss) excluding special items	$270.7	51.9	(81.5)

Copper sales from own mines — million pounds	2,138.6	2,102.2	2,341.7
Operating margin — per pound copper sold	$0.127	0.025	(0.035)
LME average spot copper price per pound — cathodes	$0.807	0.707	0.716
Implied full unit cost of copper production per pound	$0.680	0.682	0.751

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

Total PDMC Division — Sales

      PDMC’s sales and other operating revenues to unaffiliated customers increased $342.8 million, or 14 percent, in 2003 compared with the corresponding 2002 period. The increase reflected higher average copper prices (approximately $267 million), higher average molybdenum prices (approximately $76 million), higher sales volumes of molybdenum (approximately $38 million) and slightly higher precious metals sales (approximately $1 million); partially offset by lower copper sales volumes (approximately $40 million) primarily reflecting decreased purchases and sales of third-party copper.

      In 2002, the decrease of $163.7 million, or 6 percent, in sales and other operating revenues to unaffiliated customers, compared with 2001, was primarily due to lower sales volumes of copper (approximately $184 million), slightly lower average copper prices (approximately $42 million), and lower sales volumes of molybdenum (approximately $10 million); partially offset by higher molybdenum prices (approximately $50 million).

Total PDMC Division — Operating Income (Loss)

      PDMC reported operating income of $265.2 million in 2003 including a special, net pre-tax charge of $5.5 million, compared with an operating loss of $65.0 million in 2002 including $116.9 million of special, net pre-tax charges, and an operating loss of $83.6 million in 2001 including a special, pre-tax charge of $2.1 million.

      The increase in operating income of $330.2 million for the year ended December 31, 2003, compared with 2002, primarily resulted from higher average copper prices (approximately $214 million), lower special, pre-tax charges of $111.4 million and a slightly lower implied unit cost of copper production (approximately $4 million). The higher average copper prices reflected improved copper fundamentals and an improved economic environment.

      The $18.6 million decrease in operating loss for the year ended December 31, 2002, compared with 2001, primarily resulted from a lower implied unit cost of copper production (approximately $145 million including higher molybdenum earnings of approximately $20 million) and 240 million pounds of lower produced copper sales volumes (approximately $8 million). This was partially offset by lower average copper prices (approximately $19 million) and special, pre-tax charges of $116.9 million, compared with special, pre-tax charges of $2.1 million in 2001.

      During the 2002 fourth quarter, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write down Cobre’s assets by $115.5 million. Phelps Dodge took this action after revising mine plans and assessing recoverability. The revised mine plans and associated cash flows used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of discounted cash flows of the remaining ore reserves.

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

      In 2002, PDMC reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million. This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

      Copper is an internationally traded commodity, and its price is effectively determined by the major metals exchanges — COMEX, LME and SHFE. The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly from time to time by speculative actions and by currency exchange rates.

      The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 2003. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged 81.1 cents in 2003, 71.7 cents in 2002 and 72.6 cents in 2001. Internationally, our copper selling prices are generally based on the LME spot price for cathode. The LME spot price per pound of copper averaged 80.7 cents in 2003, 70.7 cents in 2002 and 71.6 cents in 2001. The COMEX and LME prices averaged $1.17 and $1.16 per pound, respectively, for the first 54 days of 2004 and both closed at $1.31 on February 23, 2004.

      At December 31, 2003, we had outstanding provisionally priced sales of 43.3 million pounds. For each 1 cent per pound change in the realized copper price, revenue and pre-tax earnings would vary (plus or minus) approximately $0.4 million for provisionally priced pounds at December 31, 2003.

      Management monitors the implied unit cost of copper production on a regular basis. Following is a schedule of significant components of the implied unit cost of copper production for the years 2003, 2002 and 2001:

	2003	2002	2001
Reconciliation of Implied Unit Cost (per lb.)*
Cash implied unit cost of copper production — base operations	$0.469	0.473	0.565
Exploration, technology and project development	0.024	0.016	0.020
Shutdown and curtailment expenses	0.028	0.027	0.014

Implied cash unit cost of copper production	$0.521	0.516	0.599
Non-cash (depreciation, depletion, amortization and closure accrual)	0.159	0.166	0.152

Implied full unit cost of copper production	$0.680	0.682	0.751

*
The implied full unit cost of copper production is based on PDMC’s operating margin per pound of copper sold (i.e., PDMC operating income (loss) excluding special items, divided by the total pounds of copper sold from its own mines for its own account, deducted from the LME copper price). Implied cash unit cost of copper production excludes PDMC’s division depreciation, depletion and amortization and closure accretion/accrual from its operating margin in the above calculation. Cash unit cost of copper production-base operations excludes PDMC’s segment exploration, technology and project development, and shutdown and curtailed expenses. Exploration, technology and project development include expenses related to exploration, pre-feasibility and feasibility studies and process technology. Shutdown and curtailment expenses include costs related to idled facilities at operating properties, care-and-maintenance properties and discontinued operations. Note that our measures of implied unit cost of copper may not be comparable to similarly titled measures reported by other companies.

      In 2003, the full and cash implied unit cost of copper production remained flat compared with the costs in 2002.

      In 2002, the full and cash implied unit cost of copper production each decreased 7 cents per pound, compared with the corresponding 2001 period. In 2002, approximately 3 cents of the cost improvement was due to lower energy costs, and the remainder was primarily due to operational improvements associated with the Company’s Quest for Zero program.

      Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs at our operations and were adversely affecting New Mexico operations. In response, PDMC implemented a power cost stabilization plan that consisted of an additional negotiated firm power contract; the construction of a power co-generation plant in New Mexico; short-term, alternating production curtailments at the Company’s Tyrone, Sierrita, Bagdad and Henderson operations; and a partial production curtailment at Chino.

      Additionally, to mitigate PDMC’s exposure to increases in diesel fuel and natural gas prices, we implemented several price protection programs designed to protect the Company against a significant upward movement in energy prices. The Company’s diesel fuel price protection program consisted of a combination of purchased out-of-the-money (OTM) diesel fuel call options and fixed-price diesel fuel swaps for our North and South American operations. The OTM call options give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.” OTM call options are options with a “strike price” above the prevailing market price for that commodity when purchased.

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

      As a result of the above-mentioned plans and programs, in 2003, 2002 and 2001 Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices.

      Any material change in the price we receive for copper, or in PDMC’s implied unit cost of copper production, has a significant effect on our results. Based on expected 2004 annual production of approximately 2.35 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in average annual implied unit cost of copper production, causes a variation in annual operating income before taxes of approximately $23 million.

      Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod produced at our U.S. operations at the COMEX average price in the month of shipment, and copper cathode and concentrate produced at our international operations at the LME average price in the month of settlement with our customers. During 2003, PDMC sold approximately 16 percent, 33 percent and 51 percent of its copper as concentrates, copper cathode and copper rod, respectively.

      Additionally in 2003, operations outside the United States provided 26 percent of PDMC’s sales (including sales through PDMC’s U.S.-based sales company), compared with 27 percent in 2002 and 22 percent in 2001. During 2003, operations outside the United States (including international exploration) contributed 63 percent of the division’s operating income, compared with a reduction of 94 percent of the division’s operating loss for 2002 and 73 percent for 2001.

      From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future sales of our mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on December 31, 2003.

      The 2003 exploration program continued to place emphasis on the search for and delineation of large-scale copper and copper/gold deposits. Phelps Dodge expended $25.8 million on worldwide exploration during 2003, compared with $20.0 million in 2002 and $36.8 million in 2001. Approximately 29 percent of the 2003 expenditures occurred in the United States and 31 percent was spent both at our domestic and international mine sites. The balance of exploration expenditures was spent principally in Central Africa, Chile, Mexico, Europe, Peru, Australasia, Canada and Brazil.

Note: Supplemental Data

      The following table summarizes PDMC’s special items for 2003, 2002 and 2001 and the resultant earnings (losses) excluding these special items.

($ in millions)
	2003	2002	2001
Special, pre-tax items:
U.S. Mining Operations*	$(5.5)	(117.9)	(1.5)
South American Mines**	—	—	—
Primary Molybdenum	—	1.0	(0.6)

	$(5.5)	(116.9)	(2.1)

Segment operating income (loss) excluding special items:
U.S. Mining Operations*	$79.5	(21.1)	(127.7)
South American Mines**	182.6	65.4	57.3
Primary Molybdenum	8.6	7.6	(11.1)

	$270.7	51.9	(81.5)

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.
**	South American Mines combines the following segments: Candelaria, Cerro Verde and El Abra.
Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

      Special, pre-tax items and provisions in operating income (loss) were as follows:

($ in millions)
2003
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(5.5)	—	—

($ in millions)
	2002
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
December 2002 impairments and provisions:
Asset impairment charges	$(146.5)	—	—
Accrued closure costs	(7.0)	—	—
Environmental provisions, net	(2.6)	—	1.0
October 2001 restructuring:
Reassessments of employee activities and take-or-pay contracts	5.1	—	—
Additional retirement benefits	(6.4)	—	—
Environmental insurance recoveries, net	16.9	—	—
Sale of non-core real estate	22.6	—	—

Special, pre-tax items	$(117.9)	—	1.0

($ in millions)
	2001
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(14.9)	—	—
April 2001 operational improvement plan	(9.4)	—	(0.6)
October 2001 restructuring:
Original programs	(17.1)	—	—
Gain on sale of Sossego	39.9	—	—

Special, pre-tax items	$(1.5)	—	(0.6)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC Results by Reportable Segments

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), and special items and provisions for 2003, 2002 and 2001.

	U.S. Mines						South American Mines
		Bagdad/	Miami/	Chino/			Candelaria/	Cerro
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal	Ojos del Salado	Verde	El Abra	Subtotal

2003
Copper production (thousand short tons):
Total production	421.2	182.6	17.8	39.9	56.9	718.4	234.5	96.3	249.8	580.6
Less minority participants’ shares	(63.3)	—	—	(12.5)	—	(75.8)	(46.9)	—	(122.4)	(169.3)

Net Phelps Dodge share	357.9	182.6	17.8	27.4	56.9	642.6	187.6	96.3	127.4	411.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	357.9	190.3	20.0	27.4	56.9	652.5	187.4	95.6	128.4	411.4
Purchased copper	—	—	—	—	—	—	22.1	—	7.3	29.4

Total copper sales	357.9	190.3	20.0	27.4	56.9	652.5	209.5	95.6	135.7	440.8

($ in millions)
Operating income (loss)	$77.4	81.0	(6.0)	(5.4)	(17.2)	129.8	100.5	42.7	39.4	182.6
Special items and provisions	$(1.1)	—	(0.5)	(1.3)	(0.5)	(3.4)	—	—	—	—

2002
Copper production (thousand short tons):
Total production	412.7	160.2	10.6	53.8	69.9	707.2	219.5	95.3	248.2	563.0
Less minority participants’ shares	(61.9)	—	—	(17.9)	—	(79.8)	(43.9)	—	(121.7)	(165.6)

Net Phelps Dodge share	350.8	160.2	10.6	35.9	69.9	627.4	175.6	95.3	126.5	397.4

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	350.8	176.1	15.3	35.8	69.9	647.9	174.6	94.9	129.6	399.1
Purchased copper	—	—	—	—	—	—	35.8	—	56.5	92.3

Total copper sales	350.8	176.1	15.3	35.8	69.9	647.9	210.4	94.9	186.1	491.4

($ in millions)
Operating income (loss)	$24.1	20.2	(15.6)	(110.4)	1.6	(80.1)	47.6	24.8	(7.0)	65.4
Special items and provisions	$(0.5)	0.3	(2.3)	(117.2)	—	(119.7)	—	—	—	—

2001
Copper production (thousand short tons):
Total production	391.6	249.5	44.3	78.2	76.4	840.0	243.2	84.9	239.8	567.9
Less minority participants’ shares	(58.8)	—	—	(26.1)	—	(84.9)	(48.6)	—	(117.5)	(166.1)

Net Phelps Dodge share	332.8	249.5	44.3	52.1	76.4	755.1	194.6	84.9	122.3	401.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	333.0	258.0	46.9	52.1	76.4	766.4	190.1	84.7	126.7	401.5
Purchased copper	—	—	—	—	—	—	37.0	—	5.8	42.8

Total copper sales	333.0	258.0	46.9	52.1	76.4	766.4	227.1	84.7	132.5	444.3

($ in millions)
Operating income (loss)	$(61.9)	11.5	(5.1)	(15.5)	(16.3)	(87.3)	50.0	1.8	5.5	57.3
Special items and provisions	$(1.5)	(6.9)	(3.6)	(3.0)	(1.9)	(16.9)	—	—	—	—

Refer to segment discussion on pages 57 through 64.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions.

Additionally, certain costs are not allocated to the reportable segments. (Refer to page 57 for further discussion.)

PDMC Results By Reportable Segments

	Primary	Manufacturing
	Molybdenum	and Sales	Other Mining	Total PDMC

2003
Copper production (thousand short tons):
Total production	—	6.6	—	1,305.6
Less minority participants’ shares	—	(1.2)	—	(246.3)

Net Phelps Dodge share	—	5.4	—	1,059.3

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	5.4	—	1,069.3
Purchased copper	—	345.1	—	374.5

Total copper sales	—	350.5	—	1,443.8

Molybdenum production (thousand pounds):
Primary — Henderson	22,247	—	—	22,247
By-product	29,747	—	—	29,747

Total production	51,994	—	—	51,994

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	54,158	—	—	54,158
Purchased molybdenum	8,199	—	—	8,199

Total molybdenum sales	62,357	—	—	62,357

($ in millions)
Operating income (loss)	$8.6	31.9	(87.7)	265.2
Special items and provisions	$—	(0.1)	(2.0)	(5.5)

2002
Copper production (thousand short tons):
Total production	—	5.4	—	1,275.6
Less minority participants’ shares	—	(1.4)	—	(246.8)

Net Phelps Dodge share	—	4.0	—	1,028.8

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	4.1	—	1,051.1
Purchased copper	—	350.7	—	443.0

Total copper sales	—	354.8	—	1,494.1

Molybdenum production (thousand pounds):
Primary — Henderson	20,517	—	—	20,517
By-product	24,448	—	—	24,448

Total production	44,965	—	—	44,965

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	46,665	—	—	46,665
Purchased molybdenum	7,393	—	—	7,393

Total molybdenum sales	54,058	—	—	54,058

($ in millions)
Operating income (loss)	$8.6	5.1	(64.0)	(65.0)
Special items and provisions	$1.0	0.2	1.6	(116.9)

Refer to segment discussion on pages 57 through 64.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions.

Additionally, certain costs are not allocated to the reportable segments. (Refer to page 57 for further discussion.)

PDMC Results By Reportable Segments (continued)

	Primary	Manufacturing
	Molybdenum	and Sales	Other Mining	Total PDMC

2001
Copper production (thousand short tons):
Total production	—	3.0	—	1,410.9
Less minority participants’ shares	—	0.2	—	(250.8)

Net Phelps Dodge share	—	3.2	—	1,160.1

Copper sales (thousand short tons):
Net Phelps Dodge share from own mines	—	2.9	—	1,170.8
Purchased copper	—	418.4	—	461.2

Total copper sales	—	421.3	—	1,632.0

Molybdenum production (thousand pounds):
Primary — Henderson	18,603	—	—	18,603
By-product	36,912	—	—	36,912

Total production	55,515	—	—	55,515
Less minority participants’ shares	(50)	—	—	(50)

Net Phelps Dodge share from own mines	55,465	—	—	55,465

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	55,105	—	—	55,105
Purchased molybdenum	1,609	—	—	1,609

Total molybdenum sales	56,714	—	—	56,714

($ in millions)
Operating income (loss)	$(11.7)	14.2	(56.1)	(83.6)
Special items and provisions	$(0.6)	(6.9)	22.3	(2.1)

Refer to segment discussion on pages 57 through 64.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions.
Additionally, certain costs are not allocated to the reportable segments. (Refer to page 57 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

      The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 44 percent of their copper to the Manufacturing and Sales segment in 2003 and 2002, and approximately 40 percent in 2001. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

($ in millions)
	2003	2002	2001
U.S. Mining Operations*
Unaffiliated customers	$2,048.9	1,844.3	2,070.0
Intersegment elimination	(309.9)	(289.8)	(233.7)

	1,739.0	1,554.5	1,836.3

South American Mines**
Unaffiliated customers	396.1	372.8	353.2
Intersegment	309.9	289.8	233.7

	706.0	662.6	586.9

Primary Molybdenum
Unaffiliated customers	383.6	268.7	226.3
Intersegment	—	—	—

	383.6	268.7	226.3

Total PDMC
Unaffiliated customers	$2,828.6	2,485.8	2,649.5

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.
**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mines, Other Mines and Manufacturing and Sales Segments — Sales

      Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $204.6 million, or 11 percent, in 2003, compared with 2002. This increase was primarily due to higher average copper prices (approximately $196 million) and higher copper sales volumes (approximately $9 million).

      In 2002, the decrease of $225.7 million, or 11 percent, in sales and other operating revenues to unaffiliated customers compared with 2001 was primarily due to lower sales volumes of copper (approximately $220 million) that primarily resulted from our production curtailments.

South American Mines Segments — Sales

      South American Mines sales and other operating revenues to unaffiliated customers increased $23.3 million, or 6 percent, in 2003, compared with 2002. This increase primarily was due to higher realized copper prices (approximately $71 million); partially offset by lower sales volumes of copper (approximately $48 million). The decrease in sales volumes to unaffiliated customers was more than offset by increased intersegment sales to the Manufacturing and Sales segment.

      In 2002, the increase of $19.6 million, or 6 percent, in sales and other operating revenues to unaffiliated customers, compared with 2001, was primarily due to higher sales volumes of copper (approximately $36 million) and higher precious metal sales (approximately $5 million), partially offset by lower realized copper prices (approximately $22 million).

Primary Molybdenum Segment — Sales

      Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $114.9 million, or 43 percent, in 2003, compared with 2002. This increase primarily was due to higher average molybdenum prices (approximately $76 million) and higher sales volumes of molybdenum (approximately $38 million).

      In 2002, the increase of $42.4 million, or 19 percent, in sales and other operating revenues to unaffiliated customers, compared with 2001, was primarily due to higher average molybdenum prices (approximately $50 million), partially offset by lower sales volumes of molybdenum (approximately $10 million).

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

($ in millions)
	2003	2002	2001
U.S. Mining Operations*	$74.0	(139.0)	(129.2)
South American Mines**	182.6	65.4	57.3
Primary Molybdenum	8.6	8.6	(11.7)

Total PDMC	$265.2	(65.0)	(83.6)

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.
**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mining Operations — Operating Income (Loss)

      U.S. Mining Operations reported operating income of $74.0 million including a special, net pre-tax charge of $5.5 million in 2003, compared with an operating loss of $139.0 million in 2002 including $117.9 million of special, net pre-tax charges, and operating loss of $129.2 million, including a special, pre-tax charge of $1.5 million in 2001. (Refer to the separate discussion of PDMC’s segments below for further discussion.)

Note: Supplemental Data

      The following table summarizes U.S. Mining Operations’ special items for 2003, 2002 and 2001 and the resultant earnings (losses) excluding these special items:

($ in millions)
	2003	2002	2001
Special, pre-tax items	$(5.5)	(117.9)	(1.5)
Segment operating earnings (losses) excluding special items	$79.5	(21.1)	(127.7)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

      In 2003, the special, net pre-tax charge was associated with environmental provisions.

      In 2002, the special, net pre-tax charge was as follows: (i) a $115.5 million charge associated with an asset impairment at Cobre; (ii) a $19.9 million charge associated with an asset impairment at Hidalgo ($12.9 million) and an associated accrual for closure costs ($7.0 million); (iii) an $18.1 million charge associated with an asset impairment at Ajo; (iv) a $2.6 million charge for environmental provisions; (v) a $6.4 million charge for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations were expected to remain curtailed beyond one year from their January 2002 curtailment; partially offset by (vi) a $5.1 million pre-tax gain for the reassessment of the October 2001 restructuring programs; (vii) a $16.9 million gain, net of fees and expenses, from recoveries associated with insurance settlements on historic environmental claims; and (viii) a $22.6 million gain on the sale of a non-core parcel of real estate in New Mexico.

      As a result of the copper price, copper market and economic environment in 2001, we announced a series of actions in the 2001 fourth quarter that included changes in our copper operations that led to partial curtailment of certain facilities. This ultimately led to the reduction of approximately 220,000 metric tons of copper production annually (including our partner’s share), approximately 14 million pounds of by-product molybdenum annually, and the reduction of approximately 1,500 positions mostly in January 2002. These actions resulted in a special, pre-tax charge of $17.1 million.

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

Curtailed Properties, Rationale and Turn-up Capacity as of December 31, 2003

      Based upon the above-mentioned curtailment decisions in the 2001 fourth quarter, the following operations or portions of these operations were temporarily curtailed and remained curtailed or partially curtailed in 2002 and 2003.

•
The Chino mining operation and smelter were temporarily curtailed in January 2002. These actions followed temporary suspension of the concentrator operation in the second quarter of 2001. All of these actions were taken due to continuing depressed copper market conditions and the need to balance smelter feed and sulfuric acid production and consumption.

As planned, Chino’s SX/EW operations continued producing copper through leaching of existing stockpiles. The production from these stockpiles declined steadily during 2002 and 2003. Mining for leach material on a limited basis was renewed in April 2003. In September 2003, a full mine-for-leach operation was resumed.

•
The Miami mine and refinery were temporarily curtailed in January 2002. These actions were taken due to continuing depressed copper market conditions, to balance sulfuric acid consumption, and to balance refinery feed within PDMC. All of these facilities remained temporarily suspended throughout 2002 and 2003. The Miami SX/EW operations continued producing copper in 2002 and 2003.

•
The Bagdad concentrator operation was reduced to one-half its capacity in January 2002. The Bagdad mining operation was also reduced to a level that provided adequate ore to the reduced concentrator operation. Bagdad’s SX/EW operations continued normally. In January 2003, the Bagdad concentrator operation was increased from one-half capacity to 80 percent capacity. The Bagdad mining operation also was increased to a level that provided adequate ore for the concentrator operation.

These temporary curtailments continued through 2002 and 2003. Concentrator throughput was adjusted periodically during the year to balance concentrate requirements at our Miami smelting operation, which continued to produce normally.

•
The Sierrita concentrator operation was temporarily reduced to one-half capacity in January 2002. The Sierrita mining operation also was temporarily reduced to a level that provided adequate ore to the reduced concentrator operation. Sierrita’s SX/EW operations continued normally. These curtailments continued through 2002 and 2003.

The following table provides the rationale and other details for temporary curtailments taken in 2001 at our U.S. copper mines that continued through 2002 and 2003:

Annual Production Curtailments (million lbs.)
Affected Facility	Date of Announced Curtailment	Announced in 2001	Actual/ Reductions in 2002/2003	Reason for Temporary Reduction

Chino, New Mexico • Mine (restarted on a limited basis April 2003; resumed full mine-for-leach operations September 2003) • Smelter	October 23, 2001	150 prior to the restarting of mine	45/70	• High worldwide copper inventory • Balance smelter feed and sulfuric acid supply

Miami, Arizona • Mine • Refinery	October 23, 2001	100	61/64	• High worldwide copper inventory • Balance sulfuric acid production and consumption • Balance anode production and consumption

Bagdad, Arizona • Mine • Concentrator (80%; 50% prior to 2003)	October 23, 2001	140 (plus 7 million lbs. molybdenum)	89/55 (plus 4/2 million lbs. molybdenum)	• High worldwide copper inventory • Molybdenum market conditions, including the overall molybdenum market supply-demand fundamentals, inventory levels and published prices

Sierrita, Arizona • Mine • Concentrator (50%)	October 23, 2001	100 (plus 7 million lbs. molybdenum)	88/71 (plus 8/2 million lbs. molybdenum)	• High worldwide copper inventory • Molybdenum market conditions, including the overall molybdenum market supply-demand fundamentals, inventory levels and published prices

Chino, New Mexico • Concentrator	March 26, 2001	136	150/150	• Economic outlook, copper price and power availability

Tyrone, New Mexico • Mine (partially curtailed production September 2003)	March 26, 2001	Short-term sequential production curtailments	Short-term sequential production curtailments	• Allocation of economic electrical energy across enterprise

Bagdad, Arizona • Mine • Concentrator	March 26, 2001	Short-term sequential production curtailments	Short-term sequential production curtailments	• Allocation of economic electrical energy across enterprise

Sierrita, Arizona • Mine • Concentrator	March 26, 2001	Short-term sequential production curtailments	Short-term sequential production curtailments	• Allocation of economic electrical energy across enterprise

      At December 31, 2003, we had approximately 680 million pounds of curtailed annual copper production capacity (100 percent basis), depending on near-term mine plans, that could be brought to market. This curtailed capacity is located at eight of our mine sites, all with existing infrastructures. Approximately 635 million pounds relate to capacity in the United States and 45 million pounds relate to capacity at our international locations.

      The following table summarizes the approximate temporarily curtailed annual production as of December 31, 2003, by property:

Approximate Curtailed Copper Production Capacity (in million pounds)

Property (100% basis)	At December 31, 2003
U.S. Mines:
Morenci	150
Tyrone	40
Sierrita	40
Bagdad	55
Chino	190
Miami	110
Cobre	50

Total U.S. Mines	635

South American Mines:
Ojos del Salado	45

Total PDMC	680

      We have additional sources of copper that could be developed; however, such additional sources would require the development of greenfield projects or major brownfield expansions that would involve much greater capital expenditures and far longer lead-times than would be the case for facilities on care-and-maintenance status. The capital expenditures required to develop such additional production capacity include the costs of necessary infrastructure and would be substantial. In addition, significant lead-time would be required for permitting and construction.

      The Company bases its decisions to temporarily curtail production on a variety of factors. We may temporarily curtail production in response to external, macro-level factors such as prevailing and projected global copper production and demand, and the magnitude and trend of changes in world copper inventories. We may simply prefer to avoid depleting valuable, finite ore reserves unnecessarily during periods of potentially low margins despite the fact that cash flow and/or earnings may be positive at the time. The lead times involved in temporarily curtailing and restarting open-pit copper mines are such that careful consideration must be given to long-term planning rather than immediate reaction to price fluctuations.

      Our decisions concerning temporary curtailment of certain mining operations also take into account molybdenum market conditions. This includes overall molybdenum market supply-demand fundamentals, inventory levels and published prices.

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

      Any decision to recommence full operations depends on several factors including prevailing copper prices, management’s assessment of copper market fundamentals and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of new projects of competitors being brought back into production. While there is no single copper price threshold that would necessarily trigger the recommencement of full operations, management does not expect to recommence operations until warranted.

      Other steps necessary to recommence operations include such actions as assembling an appropriate labor force, preparation and set-up of idle equipment, restocking consumables and similar activities. We believe each of our temporarily curtailed facilities, excluding Morenci, could be brought into production within a few months to a year depending on the status of applicable environmental permitting. Morenci would not be available until at least 2007 due to mine plan limitations.

Projected Recommencement in 2004 of Curtailed Production

      Based upon the above-mentioned factors regarding recommencement of full operations at our curtailed mines, Phelps Dodge decided in January 2004 to resume production over the first nine months of 2004 at selected properties. This decision has been based on the rapid increase in copper prices, the apparent fundamental change in the market, our internal concentrate and sulfuric acid balance, and molybdenum market fundamentals. The planned production ramp-ups and timing are as follows:

•
Our Sierrita and Bagdad mines in Arizona began increasing production in January 2004 with an expectation that Bagdad will be producing at full capacity in the 2004 second quarter and Sierrita in the 2004 fourth quarter.

•
Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumes full mine-for-leach operation. In addition, the milling operations are expected to commence in the 2004 third quarter at one-half capacity.

•	Our Cobre mine in New Mexico has been curtailed since early 1999, and it is expected to resume open-pit mining and milling operations by the 2004 third quarter.

•	Our Ojos del Salado mine in Chile, which has been curtailed since 1998, is expected to resume underground mining and milling operations by the 2004 second quarter.

•	Our Miami smelter in Arizona should resume operating at full capacity by the 2004 third quarter.

      The recommencement of our curtailed mines, in conjunction with the one-third share of Chino acquired in December 2003, will increase our copper production by approximately 240 million pounds in 2004 and approximately 370 million pounds in 2005, as compared with 2003 production, when we achieve full run rate. This will bring production in 2004 and 2005 to approximately 2.35 billion pounds (2.8 billion pounds on a 100 percent basis) and 2.5 billion pounds (3.0 billion pounds on a 100 percent basis), respectively. As a result of the increased production at Sierrita and Bagdad, our molybdenum by-product production will increase by approximately 3 million pounds to a total of 33 million pounds in 2004. Additionally, capital expenditures will increase by approximately $15 million as a result of the ramp-up in production. Annual copper capacity, excluding Morenci, that will remain curtailed after these recommencements is approximately 250 million pounds (both our share and 100 percent basis).

      Even though we remain very optimistic about the copper upturn, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market swings.

Morenci Segment — Operating Income (Loss)

      The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting. Our share of copper sales in 2003 totaled 357,900 tons, compared with 350,800 and 333,000 tons in 2002 and 2001, respectively. Phelps Dodge’s share of copper production increased in 2003 to 357,900 tons, compared with 350,800 and 332,800 tons in 2002 and 2001, respectively.

      Operating income of $77.4 million for 2003 increased $53.3 million compared with 2002, primarily due to higher average copper prices (approximately $57 million); partially offset by higher cost of copper production (approximately $5 million). Higher cost of copper is primarily due to higher energy costs (approximately $14 million) and an unfavorable change in heap-leach and work-in-process inventories (approximately $2 million); partially offset by higher flow rates (ap-

proximately $6 million) and lower depreciation expense (approximately $5 million). Operating income of $24.1 million in 2002 increased $86.0 million compared with 2001, primarily due to lower cost of copper production (approximately $87 million); partially offset by lower average copper prices (approximately $6 million).

Bagdad/Sierrita Segment — Operating Income

      Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates. Copper sales in 2003 totaled 190,300 tons, compared with 176,100 and 258,000 in 2002 and 2001, respectively. Copper production in 2003 totaled 182,600 tons, compared with 160,200 and 249,500 tons in 2002 and 2001, respectively.

      The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. The current lease agreement expired in 2003. Future alternatives, including extension of the lease, are being considered. As a result, Sierrita’s electrowon copper cathode production has been curtailed since the 2003 fourth quarter.

      Operating income of $81.0 million for 2003 increased $60.8 million compared with 2002, primarily due to lower cost of copper production (approximately $29 million) and higher average copper prices (approximately $30 million). The lower cost of copper production primarily was due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $56 million); partially offset by higher energy costs (approximately $13 million), higher mining and milling costs (approximately $10 million) and an unfavorable change in heap-leach and work-in-process inventories (approximately $5 million). Operating income of $20.2 million in 2002 increased $8.7 million compared with 2001, primarily due to lower pre-tax special charges of $7.2 million.

      On April 28, 2003, the Company announced its copper concentrate-leaching demonstration plant at Bagdad, Arizona, had been commissioned ahead of schedule. It is now operating at design capacity. We believe the Bagdad plant is the first commercial facility in the world to use high-temperature pressure leaching to treat chalcopyrite concentrates. The new technology should make it more economical to recover copper from chalcopyrite ores in some circumstances, which accounts for approximately 70 percent of the world’s known copper reserves. Our immediate plans are to continue in the present mode of operation until the economic viability of the process is proven. Once we have completed this demonstration, we will be ready for larger scale commercial application where appropriate.

Miami/Bisbee Segment — Operating Loss

      Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. Since January 2002, the Miami mine and refinery have been closed temporarily due to the economic environment. The small Bisbee precipitation operation is located in Arizona. Copper sales in 2003 totaled 20,000 tons, compared with 15,300 and 46,900 tons in 2002 and 2001, respectively. Copper production in 2003 totaled 17,800 tons, compared with 10,600 and 44,300 tons in 2002 and 2001, respectively.

      An operating loss of $6.0 million for 2003 decreased $9.6 million compared with 2002, primarily due to lower cost of copper production (approximately $5 million), higher average copper prices (approximately $3 million), and lower pre-tax special losses of $1.8 million. Lower cost of copper production was attributable to higher production (approximately $2 million) and lower depreciation expense (approximately $4 million); partially offset by higher energy costs (approximately $1 million). The 2002 operating loss of $15.6 million increased $10.5 million compared with 2001, primarily due to higher shutdown costs (approximately $12 million).

Chino/Cobre Segment — Operating Loss

      The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores. On December 19, 2003, we completed the acquisition of Heisei’s one-third partnership interest in Chino Mines Company, which is now wholly owned by subsidiaries of Phelps Dodge. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Beginning on January 1, 2002, the Chino mine and smelter were closed temporarily; however, mining for leach material was restarted on a limited basis at Chino in April 2003. In September 2003 a full mine-for-leach operation was resumed. Our wholly owned Cobre mine, which is adjacent to the Chino mine, has been curtailed since early 1999. Copper sales in 2003 totaled 27,400 tons, compared with 35,800 and 52,100 tons in 2002 and 2001, respectively. Phelps Dodge’s share of copper production decreased in 2003 to 27,400 tons, compared with 35,900 and 52,100 tons in 2002 and 2001, respectively.

      An operating loss of $5.4 million for 2003 decreased $105.0 million compared with 2002, primarily due to lower pre-tax special charges of $115.9 for impairment of Cobre and higher average copper prices (approximately $4 million); partially offset by higher cost of copper production (approximately $12 million) and lower copper sales volumes (approximately $3 million). Higher cost of copper production primarily was due to decreased production from lower leach solution grades and flow rates (approximately $7 million), higher energy costs (approximately $5 million) and higher operating costs (approximately $6 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $5 million). The 2002 operating loss of $110.4 million increased $94.9 million compared with 2001, primarily due to the net pre-tax charge of $115.5 million associated with the previously mentioned asset impairment at Cobre; partially offset by improved cost of copper production (approximately $22 million).

Tyrone Segment — Operating Income (Loss)

      Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, primarily mines copper oxide ore. It produces electrowon copper cathode. In September 2003, we partially curtailed production at Tyrone. Copper sales in 2003 totaled 56,900 tons, compared with 69,900 and 76,400 tons in 2002 and 2001, respectively. Copper production decreased in 2003 to 56,900 tons, compared with 69,900 and 76,400 tons in 2002 and 2001, respectively.

      An operating loss of $17.2 million for 2003 increased $18.8 million compared with 2002, primarily due to higher cost of copper production (approximately $27 million); partially offset by higher average copper prices (approximately $9 million). The higher cost of copper production included an unfavorable change in heap-leach and work-in-process inventories (approximately $41 million) and lower produc-

tion due to lower grade and recovery (approximately $13 million); partially offset by lower costs associated with mine plan changes and lower production (approximately $17 million), lower closure expense from the adoption of SFAS No. 143 (approximately $8 million) and lower energy costs (approximately $2 million). The 2002 operating income of $1.6 million increased $17.9 million compared with 2001, due to lower cost of copper production (approximately $15 million).

South American Mines — Operating Income

      South American Mines reported operating income in 2003 of $182.6 million, compared with operating income of $65.4 million in 2002 and $57.3 million in 2001.

      See U.S. Mining Operations — Operating Income (Loss) for a discussion of curtailed production, factors influencing the decision to recommence full operations and the principal steps necessary to recommence such operations. (Refer to the separate discussion of PDMC’s segments below for further discussion).

Candelaria/Ojos del Salado Segment — Operating Income

      The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. It also includes the nearby Ojos del Salado underground mine that produces concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. Copper sales in 2003 totaled 209,500 tons, compared with 210,400 and 227,100 tons in 2002 and 2001, respectively. Phelps Dodge’s share of copper production in 2003 totaled 187,600 tons, compared with 175,600 and 194,600 tons in 2002 and 2001, respectively.

      Operating income of $100.5 million for 2003 increased $52.9 million compared with 2002, primarily due to higher average copper prices (approximately $33 million), lower cost of copper production (approximately $18 million) and higher copper sales volumes (approximately $3 million). The decrease in unit cost of copper production was primarily due to higher copper ore grade (approximately $8 million), higher precious metal credits (approximately $6 million), lower downstream charges (approximately $11 million) and a favorable change in work-in-process inventory (approximately $9 million); partially offset by higher operating costs (approximately $14 million) and higher depreciation expense (approximately $1 million). Operating income of $47.6 million in 2002 decreased $2.4 million compared with 2001, primarily due to lower copper sales volumes (approximately $4 million) and higher cost of copper production (approximately $5 million); partially offset by higher net concentrate selling prices (approximately $8 million).

Cerro Verde Segment — Operating Income

      The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate and show the minority interest. Copper sales in 2003 totaled 95,600 tons, compared with 94,900 and 84,700 tons in 2002 and 2001, respectively. Copper production increased in 2003 to 96,300 tons from 95,300 and 84,900 tons in 2002 and 2001, respectively.

      Operating income of $42.7 million for 2003 increased $17.9 million from 2002 primarily due to higher average copper prices (approximately $22 million); partially offset by higher cost of copper production (approximately $3 million). Higher cost of copper production primarily was due to higher operating expenses (approximately $5 million) and higher energy costs (approximately $3 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $2 million) and lower depreciation expense (approximately $3 million). Operating income of $24.8 million in 2002 increased $23.0 million from 2001 primarily due to lower cost of copper production (approximately $21 million).

El Abra Segment — Operating Income (Loss)

      The El Abra open-pit mine is located in northern Chile and produces electrowon copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and we apply the proportional consolidation method of accounting. The remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. El Abra completed its $70 million project (including our partner’s share) to leach uncrushed run-of-mine (ROM) material in December 2001, and started ROM production in January 2002. ROM allows El Abra to maintain tank-house design capacity. During 2003, El Abra produced approximately 16 percent of its total production from ROM, compared with 14 percent during 2002. Copper sales in 2003 totaled 135,700 tons, compared with 186,100 and 132,500 tons in 2002 and 2001, respectively. Phelps Dodge’s share of copper production slightly increased in 2003 to 127,400 tons, compared with 126,500 and 122,300 tons in 2002 and 2001, respectively.

      Operating income of $39.4 million for 2003 increased $46.4 million from 2002 primarily due to higher average copper prices (approximately $39 million) and lower cost of copper production (approximately $5 million). Lower cost of copper production reflected a favorable change in heap-leach and work-in-process inventories (approximately $10 million), and lower energy costs (approximately $2 million); partially offset by higher depreciation expense (approximately $4 million) and higher operating expenses (approximately $2 million). The 2002 operating loss of $7.0 million increased $12.5 million from 2001, primarily due to higher cost of copper production (approximately $8 million).

      In 2001 and 2002, El Abra’s financial performance was hampered by low copper prices and a high debt service burden resulting in cash shortfalls of approximately $70 million in 2001 and $60 million in 2002. Subordinated loans in 2001 were provided pro-rata (Phelps Dodge: 51 percent, CODELCO: 49 percent, at LIBOR plus 1.0 percent), while the subordinated loans in 2002 were provided by Phelps Dodge only (at LIBOR plus 5.5 percent) and will be paid after the senior loans are paid in full (in May 2007). Payments of scheduled senior long-term debt, on a 100 percent basis, for 2003 totaled approximately $105 million (divided into semi-annual payments due in May and November).

Primary Molybdenum — Operating Income (Loss)

      Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates that are further processed into value-added molybdenum chemical products. Climax is currently on care-and-maintenance status. We expect to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business.

      Primary Molybdenum operations reported operating income in 2003 of $8.6 million, compared with operating income of $8.6 million in 2002 including a special, net pre-tax gain of $1.0 million, and an operating loss of $11.7 million in 2001 including $0.6 million of special, net pre-tax charges.

      Excluding special items, 2003 operating income increased $1.0 million compared with 2002, primarily due to higher average molybdenum prices (approximately $76 million) and higher sales volumes (approximately $38 million); partially offset by higher purchased costs of third-party molybdenum as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $77 million), higher production costs (approximately $31 million), higher shutdown expenses (approximately $3 million) and higher marketing costs (approximately $2 million). The higher production costs primarily resulted from higher mining costs (approximately $10 million), conversion costs (approximately $11 million), energy costs (approximately $5 million) and higher maintenance costs (approximately $3 million). The 2002 increase in operating income of $20.3 million compared with 2001, primarily was due to higher average molybdenum prices (approximately $50 million) and lower primary molybdenum costs ($12 million); partially offset by higher costs of purchased molybdenum ($32 million) and lower sales volumes of molybdenum (approximately $10 million).

Note: Supplemental Data

      The following table summarizes Primary Molybdenum’s special items for 2003, 2002 and 2001 and the resultant earnings (losses) excluding these special items:

($ in millions)
	2003	2002	2001
Special, pre-tax items	$—	1.0	(0.6)
Segment operating earnings (losses) excluding special items	$8.6	7.6	(11.1)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

      The following table provides the rationale and other details for temporary curtailments taken in 2000 at our primary molybdenum operations (see U.S. Mining Operations — Operating Income (Loss) for a discussion of by-product molybdenum production curtailments):

Affected Facility	Henderson, Colorado Mine

Date of Announced Temporary Curtailment	May 8, 2000

Approximate Annual Molybdenum Production Reduction (million lbs.)	5

Approximate Production Reduction in 2002 (million lbs.)	3

Reason for Temporary Reduction	Molybdenum market conditions, including the overall molybdenum market supply-demand fundamentals, inventory levels and published prices.

      The molybdenum market is generally characterized by cyclical and volatile prices, little product differentiation and strong competition. The annual Metals Week Dealer Oxide mean price of $5.32 per pound in 2003, compared with $3.77 and $2.36 per pound in 2002 and 2001, respectively. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production accounts for between 50 percent and 60 percent of global production.

      Our expected 2004 molybdenum production is approximately 57 million pounds (approximately 24 million pounds from our primary mine and 33 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $40 million (subject to any negotiated limitations in outstanding customer agreements).

Manufacturing and Sales Segment — Operating Income

      Manufacturing and Sales reported operating income of $31.9 million including a special, net pre-tax charge of $0.1 million in 2003, compared with operating income of $5.1 million in 2002 including a special, net pre-tax gain of $0.2 million, and operating income of $14.2 million in 2001 including a special, net pre-tax charge of $6.9 million.

      Excluding special items, 2003 operating income increased $27.1 million compared with 2002, primarily due to changes in intercompany acid credits (approximately $9 million) and downstream charges (approximately $6 million), and lower depreciation and amortization expense (approximately $8 million). Excluding special items, 2002 operating income decreased $16.2 million compared with 2001, primarily due to lower copper concentrate prices.

Note: Supplemental Data

      The following table summarizes Manufacturing and Sales segment’s special items for 2003, 2002 and 2001 and the resultant earnings excluding these special items:

($ in millions)
	2003	2002	2001
Special, pre-tax items	$(0.1)	0.2	(6.9)
Segment operating earnings excluding special items	$32.0	4.9	21.1

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Other Mining Segment — Operating Loss

      Other Mining reported an operating loss of $87.7 million including a special, net pre-tax charge of $2.0 million in 2003, compared with an operating loss of $64.0 million in 2002 including a special, net pre-tax gain of $1.6 million, and an operating loss of $56.1 million in 2001 including a special, net pre-tax gain of $22.3 million.

      Excluding special items, 2003 operating loss increased $20.1 million compared with 2002, primarily due to higher exploration ex-

penses (approximately $6 million), process technology expenses (approximately $5 million), profit sharing costs (approximately $4 million) and the absence of a gain on asset disposals in 2002 (approximately $7 million). Excluding special items, 2002 operating loss decreased by $12.8 million compared with 2001, primarily due to lower exploration expenses (approximately $17 million).

Note: Supplemental Data

      The following table summarizes Other Mining segment’s special items for 2003, 2002 and 2001 and the resultant losses excluding these special items:

($ in millions)
	2003	2002	2001
Special, pre-tax items	$(2.0)	1.6	22.3
Segment operating losses excluding special items	$(85.7)	(65.6)	(78.4)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC — Other Matters — New Mexico Reclamation

      (Refer to pages 78 through 82 for more extensive discussion of Significant New Mexico Environmental and Reclamation Programs.)

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

($ in millions)
	2003	2002	2001
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$644.2	548.8	582.0
Wire and Cable	669.9	687.4	770.9

	$1,314.1	1,236.2	1,352.9

Operating income (loss):
Specialty Chemicals	$54.8	48.1	61.8
Wire and Cable	13.7	(17.5)	12.2

	$68.5	30.6	74.0

PDI — Sales

      PDI reported sales to unaffiliated customers of $1,314.1 million in 2003, compared with $1,236.2 million in 2002 and $1,352.9 million in 2001.

      The increase of $77.9 million in 2003 compared with 2002 was primarily due to higher specialty chemicals sales of $95.4 million resulting from higher average unit selling prices (approximately $53 million) principally in Europe and South America due to general market and higher feedstock-related increases, higher foreign currency translation gains primarily in Europe (approximately $34 million) and higher sales volumes (approximately $9 million); offset by lower wire and cable sales of $17.5 million primarily due to lower sales in North America ($23 million) due to a sluggish manufacturing sector; partially offset by higher sales volumes in international markets (approximately $5 million).

      The decrease of $116.7 million in 2002 compared with 2001 was primarily due to (i) lower specialty chemicals sales volumes in the United States (approximately $38 million) and (ii) lower wire and cable sales resulting primarily from lower sales volumes due to continued economic weakness in the United States (approximately $67 million) and reduced sales in Central and South America due to lower demand (approximately $27 million); partially offset by higher sales volumes in Thailand (approximately $10 million).

PDI — Operating Income

      PDI reported operating income of $68.5 million in 2003 including a special, net pre-tax gain of $1.7 million, compared with operating income of $30.6 million in 2002 including a special, net pre-tax loss of $22.0 million, and $74.0 million in 2001 including a special, net pre-tax loss of $4.7 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail).

      In 2003, operations outside the United States provided 62 percent of PDI’s sales, compared with 60 percent in 2002 and 64 percent in 2001. During the year, operations outside the United States contributed 105 percent of PDI’s operating income, compared with 183 percent in 2002 and 67 percent in 2001.

Note: Supplemental Data

      The following table summarizes PDI’s special items for 2003, 2002 and 2001 and the resultant earnings (losses) excluding these special items:

($ in millions)
	2003	2002	2001
Operating income	$68.5	30.6	74.0
Special, pre-tax items	1.7	(22.0)	(4.7)

Operating income before special items	$66.8	52.6	78.7

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

      Special items and provisions in operating income were as follows:

($ in millions)
	2003	2002	2001
Termination of a foreign postretirement benefit plan	$3.2	—	—
Asset impairment	(1.7)	—	(3.3)
Goodwill impairment	(0.9)	—	—
September 2002 restructuring:
Original programs	—	(23.6)	—
Reassessment of employee severance	0.2	—	—
Environmental provisions, net	0.9	0.3	—
October 2001 restructuring:
Original programs	—	—	(1.4)
Reassessment of employee activities and disposal and dismantling	—	0.4	—
Reassessment of 2000 closure	—	0.5	—
June 1999 restructuring:
Reassessment of disposal and dismantling	—	0.4	—

Special, pre-tax items	$1.7	(22.0)	(4.7)

Specialty Chemicals — Operating Income

      Specialty Chemicals reported operating income of $54.8 million including a special, net pre-tax gain of $3.7 million in 2003, compared with operating income of $48.1 million in 2002, including a special, pre-tax gain of $1.1 million, and operating income of $61.8 million in 2001, including a special, pre-tax charge of $1.4 million.

      Excluding special items, 2003 operating income increased $4.1 million compared with 2002 primarily due to greater Quest for Zero improvements of approximately $11 million and improved variable margins primarily in Europe (approximately $21 million driven by favorable exchange rates and pricing improvements); partially offset by higher manufacturing expense (approximately $30 million) primarily associated with increased turnaround activity, higher utility costs, benefits expense and depreciation expense.

      Excluding special items, the 2002 decrease in operating income of $16.2 million compared with 2001 was primarily due to lower sales volumes in North America (approximately $18 million) as a result of reduced demand; partially offset by the absence of goodwill amortization (approximately $4 million).

Note: Supplemental Data

      The following table summarizes Specialty Chemicals’ special items for 2003, 2002 and 2001 and the resultant earnings (losses) excluding these special items:

($ in millions)
	2003	2002	2001
Special, pre-tax items	$3.7	1.1	(1.4)
Segment operating earnings excluding special items	$51.1	47.0	63.2

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

      In 2003, the special, net pre-tax gain of $3.7 million was due to a $3.2 million pre-tax gain associated with the termination of a foreign postretirement benefit plan and a $0.5 million pre-tax adjustment for environmental provisions.

      In 2002, the special, net pre-tax gain of $1.1 million was due to a $0.5 million pre-tax reassessment of prior restructuring programs and a $0.6 million pre-tax adjustment for environmental provisions.

      In the fourth quarter of 2001, Phelps Dodge announced a series of actions to address the then-current economic environment. This resulted in the temporary closure of Columbian’s El Dorado, Arkansas, facility and a special, pre-tax loss of $1.4 million. The restructuring plan included the reduction of approximately 100 positions and charges associated with employee severance-related costs of $0.8 million and disposal and dismantling charges of $0.6 million.

Wire and Cable — Operating Income (Loss)

      Wire and Cable reported operating income of $13.7 million including a special, net pre-tax charge of $2.0 million in 2003, compared with an operating loss of $17.5 million in 2002 including a special, pre-tax charge of $23.1 million, and operating income of $12.2 million in 2001 including a special, pre-tax charge of $3.3 million.

      Excluding special items, 2003 operating income increased $10.1 million due to greater Quest for Zero improvements of approximately $9 million, lower operating expenses primarily generated by cost saving initiatives in prior years (approximately $16 million) and lower depreciation expense (approximately $5 million); partially offset by lower sales volumes and prices due to reduced global demand (approximately $20 million).

      Excluding special items, the 2002 decrease in operating income of $9.9 million compared with 2001 was primarily due to lower sales volumes in North America resulting from continued softness in key markets such as aerospace, consumer durables and industrial goods (approximately $22 million) and lower sales volumes in Central and South America (approximately $8 million); partially offset by higher sales volumes in Thailand (approximately $4 million), lower operating expenses generated by Quest for Zero and other operating improvements (approximately $14 million) and the cessation of goodwill amortization (approximately $3 million) resulting from the adoption of SFAS No. 142 on January 1, 2002.

      In 2003, we began construction of a new magnet wire production facility in China. The total cost of the project is estimated at approximately $14 million, with expenditures of approximately $4 million through December 31, 2003. The facility, which will be in Suzhou, is expected to begin production during the second quarter of 2004. It will serve the fast-growing demand for magnet wire in China.

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

Note: Supplemental Data

      The following table summarizes Wire and Cable’s special items for 2003, 2002 and 2001 and the resultant earnings excluding these special items:

($ in millions)
	2003	2002	2001
Special, pre-tax items	$(2.0)	(23.1)	(3.3)
Segment operating earnings excluding special items	$15.7	5.6	15.5

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

      In the 2003 fourth quarter, we determined that due to continuing reduced market conditions in North America for magnet wire and high performance conductors, the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in further impairment charges related to these assets of $1.3 million. The amount of the additional asset impairment was determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. No additional severance related charges were required. Additionally, a further write-down of $0.4 million was recognized to reduce the carrying value of the assets of our Hopkinsville facility closed in 2000. This adjustment reflected our current view of the fair value of these assets. We also performed an impairment test on goodwill at our magnet wire and high performance conductors facilities through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off magnet wire’s entire goodwill.

      Also during 2003, a special net pre-tax gain of $0.6 million was recognized reflecting a $0.2 million pre-tax reassessment of prior restructuring programs and a $0.4 million pre-tax adjustment for environmental provisions.

      On September 10, 2002, we announced the temporary closure of the two previously mentioned U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes reduced our costs and aligned our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, high performance conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other high performance conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also performed an impairment test on the goodwill at our wire and cable plants through a comparison of carrying values to the respective fair values (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

      Also during 2002, a special, net pre-tax gain of $0.5 million was recognized reflecting a $0.8 million pre-tax gain for the reassessment of prior restructuring programs, partially offset by a $0.3 million charge for environmental provisions.

      In 2001, a $3.3 million pre-tax charge was taken to write down the closed Hopkinsville, Kentucky, magnet wire facility to its net realized value.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

Depreciation, Depletion and Amortization Expense

      Depreciation, depletion and amortization expense was $422.6 million in 2003, compared with $410.2 million in 2002 and $439.9 million in 2001. The 2003 increase of $12.4 million primarily was due to a net production increase at PDMC (approximately $7 million) and higher depreciation on asset retirement costs associated with SFAS No. 143 that was implemented effective January 1, 2003 (approximately $5 million). The 2002 decrease of $29.7 million primarily was due to temporary shutdowns, net production curtailments, a net depreciation rate decrease at PDMC (approximately $24 million) and the reduction of goodwill amortization expense at PDI resulting from the adoption of SFAS No. 142 (approximately $7 million).

Selling and General Administrative Expense

      Selling and general administrative expense was $148.7 million in 2003, compared with $123.9 million in 2002 and $116.5 million in 2001. The $24.8 million increase in 2003 was primarily due to employee benefits mostly associated with mark-to-market adjustments for stock unit plans (approximately $17 million), higher directors and officers liability insurance premiums (approximately $2 million), higher legal costs (approximately $2 million), and higher expenses associated with sub-leases at vacated offices (approximately $2 million). The $7.4 million increase in 2002 primarily related to higher accruals for a Company-wide annual incentive compensation plan in comparison with 2001 when the incentive compensation program was cancelled due to economic conditions at that time.

Exploration and Research Expense

      Our net exploration and research expense was $50.7 million in 2003, compared with $40.3 million in 2002 and $56.3 million in 2001. The $10.4 million increase in 2003 primarily resulted from higher U.S. exploration spending (approximately $1 million) primarily for increased project work at Morenci and Safford, higher international exploration (approximately $5 million) primarily in South America (approximately $3 million), Canada (approximately $1 million) and Africa (approximately $1 million) and higher research expense for

PDMC (approximately $4 million) due to expenditures for concentrate leach and alternative anode reaction technology. The $16 million decrease in 2002 primarily resulted from lower exploration spending at most of our mining locations (approximately $9 million) and the absence of exploration expenditures at the Sossego joint venture in Brazil (approximately $8 million spent in 2001), which was sold in October 2001; partially offset by slightly higher research expense for PDMC and PDI (approximately $1 million).

Interest Expense

      We reported interest expense, net of capitalized interest, in 2003 of $145.2 million, compared with $187.0 million in 2002 and $225.9 million in 2001. The 2003 decrease of $41.8 million was primarily attributable to reductions related to the payoff of long-term debt (approximately $25 million) and project financing in 2002 (approximately $18 million). The 2002 decrease of $38.9 million was attributable to reductions related to the payoff in 2002 of approximately $773 million of long-term debt and project financing, and low interest cost from our fixed-to-floating interest rate swap programs.

      Third-party interest paid by the Company in 2003 was $154.2 million, compared with $198.9 million in 2002 and $225.6 million in 2001.

Miscellaneous Income and Expense, Net

      Miscellaneous income and expense, net was $19.0 million in 2003, compared with $2.6 million in 2002 and $8.1 million in 2001. The 2003 increase of $16.4 million primarily was from the gain on sale of a cost-basis wire and cable investment ($6.4 million), mark-to-market benefits on non-qualified pension plan assets ($7.3 million), lower foreign currency exchange losses ($2.9 million), higher dividend income from Southern Peru Copper Corporation ($2.3 million) and the absence of 2002 cost-basis investment write-downs ($1.2 million); partially offset by higher shutdown expenses ($6.2 million).

      The 2002 decrease of $5.5 million primarily was due to lower interest income ($7.5 million), higher foreign currency exchange losses ($1.8 million), higher non-operating expenses ($4.1 million), lower royalty and rental income ($1.6 million) and the absence of interest on tax refunds ($4.3 million); partially offset by lower investment impairments ($11.7 million).

Benefit (Provision) for Taxes on Income

      The effective tax rate changed from a 31.5 percent expense in 2001 to a 28.0 percent benefit in 2002 and to a 67.6 percent expense in 2003. The tax benefit in 2002 resulted principally from the passage of the Job Creation and Worker Assistance Act of 2002, which extended the loss carryback period from two years to five years for net operating losses originating in 2001 and 2002. This resulted in a benefit to the Company of $129.8 million that was partially offset by taxes on earnings at international operations. The effective tax rates in 2001 and 2003 resulted principally from the recognition of a $57.9 million valuation allowance for deferred tax assets at El Abra (2001 only) as well as from taxes on earnings at international operations that could not be offset by losses at domestic operations.

      In March 2001, we reached agreement with the Internal Revenue Service for the Phelps Dodge tax years 1995 through 1997 and paid the final assessments applicable to those years.

      The pre-acquisition Cyprus Amax federal income tax returns for the years 1997 through October 15, 1999, was closed in December 2003 without material adjustment to the tax liability as filed. The Phelps Dodge federal income tax returns for the years 1998 through 2002 are currently under examination by the Internal Revenue Service. Management believes it has made adequate provision so that resolution of any issues raised, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations.

Cumulative Effect of Accounting Changes

      Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, asset retirement obligations are recognized when incurred and displayed as liabilities, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Upon adoption, we recorded an increase to our closure and reclamation reserve of approximately $2.5 million, net, an increase in our mining properties’ assets and intangibles of approximately $12.2 million and a cumulative effect gain of $8.4 million, net of deferred income taxes. For the year ended December 31, 2003, the effect of adopting SFAS No. 143 increased income before extraordinary item and cumulative effect of accounting changes by approximately $15.9 million, or 18 cents per basic and diluted common share. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the Specialty Chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the Wire and Cable segment, for a total of $143.1 million, net. There have been no changes in the carrying amount of goodwill, except for the transitional impairment charge in 2002 and the impairment charge in the fourth quarter of 2003, and the impact of changes in foreign currency exchange on goodwill denominated in currencies other than U.S. dollars.

      Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. Upon completion of the transitional impairment tests, the net book value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill in 2001 would have reduced goodwill amortization expense by $7.3 million, reduced net loss by $6.1 million, and reduced loss per common share by 8 cents.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or other comprehensive income (loss) (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The implementation resulted in a cumulative effect charge of $2.0 million (before and after taxes), or 3 cents per common share, and a cumulative reduction to OCI of $7.1 million (before and after taxes).

Pensions and Other Postretirement Benefits

      Our pension expense in 2003 was $15.2 million, compared with $14.3 million in 2002 and a credit of $8.5 million in 2001. The 2003 increase in pension expense primarily was due to lower expected return on plan assets ($6.3 million), the effect of a 50-basis-point reduction in the discount rate ($1.0 million), and an increase in recognized actuarial gain ($3.2 million); partially offset by a decrease in special retirement benefits including recognition of prior service cost ($10.1 million). The 2002 increase in pension expense primarily was due to lower expected return on plan assets ($6.3 million), the effect of a 50-basis-point reduction in the discount rate ($1.5 million), a decrease in recognized actuarial gain ($5.6 million) and an increase in special retirement benefits including recognition of prior service cost ($8.2 million).

      Our postretirement benefit expense in 2003 was $40.6 million, compared with $29.6 million in 2002 and $26.4 million in 2001. The 2003 increase in postretirement expense was primarily due to an increase in special retirement benefits and curtailments ($9.1 million) and changes in the discount rate and medical trend assumptions (approximately $2 million). The 2002 increase in postretirement expense was primarily due to an increase in special retirement benefits ($2.9 million).

      See “Critical Accounting Policies” for a discussion on the assumptions and factors affecting pension and postretirement costs.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

Cash and Cash Equivalents

      Cash and cash equivalents at the end of 2003 were $683.8 million, compared with $349.8 million at the beginning of the year. Operating activities provided $470.5 million of cash during the year. Cash provided by operating activities was more than sufficient to fund capital outlays ($151.4 million), a net decrease in debt ($147.3 million) and dividend payments on preferred shares ($13.5 million).

($ in millions)
	2003	2002	2001
Cash provided by:
Operating activities	$470.5	348.0	302.7
Investing activities:
Capital expenditures	(151.4)	(130.4)	(262.9)
Investments in subsidiaries*	49.0	(2.8)	(48.1)
Proceeds:
Dawson Ranch sale	—	22.6	—
Sossego project sale	—	—	42.5
Viohalco sale	12.9	—	—
Other investing activities**	1.8	(29.7)	1.7
Financing activities	(48.8)	(244.8)	101.0

Net increase (decrease) in cash and cash equivalents	$334.0	(37.1)	136.9

*	2003 included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with our acquisition of its one-third partnership interest in Chino.
**	Included $29.4 million in 2002 from funding CODELCO’s share of subordinated loans provided to El Abra.

Chino Mines Company Acquisition

      On December 19, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei. Heisei informed the Company that it decided to exit the partnership because Chino was no longer a strategic fit for its business. Under the terms of the agreement, Heisei paid $114 million in cash, including approximately $64 million placed into a trust to fund one-third of Chino’s financial assurance obligations under New Mexico mining reclamation laws. Under the terms of the agreement, the Company assumed most ongoing liabilities; however, Heisei retained responsibility for its one-third share of any natural resource damage claims for matters occurring prior to the date of the agreement and, in certain circumstances, adverse changes in the laws and regulations relating to reclamation.

      This acquisition was accounted for as a purchase transaction and recorded in accordance with the guidance of SFAS No. 141, “Business Combinations.” Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of the assets received (including $50 million of cash received and $0.9 million of cash acquired from Heisei, and $64 million placed into trust) exceeded the fair value of liabilities assumed resulting in negative goodwill, which was allocated to the fair value of the long-lived assets. In accordance with SFAS No. 141, the remaining excess of $68.3 million was recognized as an extraordinary gain. The extraordinary gain principally resulted from negotiating the trust payment based on certain closure assumptions, such as timing of cash flow estimates, discount rates and escalation rates used by the state of New Mexico in early 2002, which differ from assumptions Phelps Dodge must use on a viable mine basis utilizing cash flows negotiated with the state in December 2003, with the applicable discount rate and escalation rate used to fair value our current asset retirement obligations under SFAS No. 143. Additionally, the cash payment negotiated to cover Heisei’s one-third share of Chino’s other liabilities at the time of the agreement, was negotiated on a shut-down basis and included liabilities that would only be incurred if the Chino operations were to cease. The results of operations for Chino Mines Company have been included in the consolidated financial results for the period December 19 to December 31, 2003. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 19, 2003:

($ in millions)
Cash and cash equivalents	$50.9
Other current assets	7.8
Trust assets	64.0

Total assets acquired	122.7

Current liabilities	10.6
Other liabilities and deferred credits	43.8

Total liabilities assumed	54.4

Extraordinary gain	$68.3

      The following pro forma information summarizes the results of consolidated Phelps Dodge operations as if the acquisition had been completed as of the beginning of the periods presented:

($ in millions except per share data)
	2003	2002	2001
Sales and other operating revenues	$4,168.1	3,751.7	4,045.1
Income (loss) before extraordinary item and cumulative effect of accounting changes	$13.8	(317.2)	(342.2)
Net income (loss)*	$20.7	(340.0)	(344.3)
Earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes
Basic and diluted — as reported	$0.06	(3.86)	(4.19)
Basic and diluted — pro forma	$0.00	(3.88)	(4.36)
Earnings (loss) per common share
Basic — as reported	$0.92	(4.13)	(4.22)
Basic — pro forma*	$0.08	(4.15)	(4.39)
Diluted — as reported	$0.91	(4.13)	(4.22)
Diluted — pro forma*	$0.08	(4.15)	(4.39)

*	The 2003 pro forma net income and earnings per common share amounts exclude the extraordinary gain of $68.3 million.

Working Capital

      During 2003, net working capital balances (excluding cash and cash equivalents and debt) decreased by $110.5 million. This net decrease resulted primarily from:

•
a $91.6 million increase in accounts payable and accrued expenses primarily due to the recording of a short-term liability associated with the potential funding of $87 million to our U.S. pension plan;

•
a $46.7 million increase in accrued income taxes due to higher foreign taxes (approximately $61 million) and a reclassification from long-term deferred income taxes (approximately $11 million); partially offset by approximately $26 million of payments net of refunds;

•	a $26.5 million decrease in current mill and leach stockpiles primarily due to lower-priced layers at Morenci and Tyrone; and

•
an $18.8 million decrease in inventories due to higher copper sales (approximately $31 million) and higher molybdenum sales (approximately $7 million); partially offset by increases in Columbian Chemicals’ inventory primarily due to foreign currency exchange impacts and higher production volumes (approximately $10 million), and an increase in Wire and Cable’s inventory (approximately $8 million) primarily reflecting seasonally low inventories at year-end 2002; partially offset by

•
a $70.2 million increase in accounts receivable primarily due to higher copper and molybdenum sales volumes and realizations (approximately $114 million), higher wire and cable sales and timing of cash collections (approximately $14 million) and stronger foreign exchange impact (approximately $11 million); partially offset by a net decrease in income taxes receivable primarily associated with refunds received (approximately $62 million).

Investing Activities

      Capital expenditures and investments in subsidiaries for 2003 totaled $102.4 million, which included a reduction of $50.0 million for cash received and $0.9 million of cash acquired from Heisei in connection with our acquisition of Heisei’s one-third share of Chino Mines Company. The total comprised $33.3 million for PDMC, $41.0 million for PDI and $28.1 million for other corporate-related activities.

      Capital expenditures and investments for 2002 totaled $133.2 million including $93.7 million for PDMC, $33.4 million for PDI and $6.1 million for other corporate-related activities.

      Capital expenditures and investments for 2004 are expected to be approximately $275 million including $195 million for PDMC, approximately $65 million for PDI and $15 million for other corporate-related activities. Capital expenditures and investments are expected to increase due to higher projected overall sustaining capital, restarting certain mining operations and the absence of the cash received in 2003 from Heisei ($50.9 million). These capital expenditures and investments are expected to be funded primarily from operating cash flow and cash reserves.

Financing Activities and Liquidity

      The Company’s total debt at December 31, 2003, was $1,959.0 million, compared with $2,110.6 million at year-end 2002. The $151.6 million decrease was attributable to a combination of regular amortization payments and prepayments on the principal balances of our South American mine project financings totaling $124.8 million. The Company’s ratio of debt to total capitalization was 38.5 percent at December 31, 2003, compared with 42.3 percent at December 31, 2002. As a result of recent increases in copper and molybdenum prices, we may prepay debt from associated cash flows.

      Our Cerro Verde mine had project financing that required semi-annual installments of varying amounts though April 1, 2005. In April 2003, Cerro Verde made a $6.0 million installment payment. During July and August of 2003, Cerro Verde prepaid the remaining $24.0 million of its outstanding project financing and terminated an interest rate swap contract that converted a portion of that floating-rate debt into fixed-rate debt.

      In May 2003, we unwound $375 million (notional value) of interest rate swaps that converted fixed-rate notes into floating-rate debt. The notes bear interest at 6.625 percent and 7.375 percent and mature in 2005 and 2007, respectively. The termination of the swaps resulted in capitalized gains of $34.6 million that will be amortized against interest over the remaining lives of the underlying debt. Amortization of these gains in 2003 reduced interest expense by $6.3 million.

      In July 2002, we repurchased $480.7 million of our long-term debt on the open market, using funds that were made available through the issuance of equity instruments.

      In June 2002, we issued 10 million common shares and 2 million mandatory convertible preferred shares in a block trade with J.P. Morgan. Net proceeds from this trade were approximately $592 million. The mandatory convertible preferred shares have an annual dividend of $6.75 per share, a 20 percent conversion premium (for an equivalent conversion price of $48 per common share), and will mandatorily convert into Phelps Dodge common shares on August 15, 2005. The common and mandatory convertible preferred shares were issued under the Company’s $750 million universal shelf registration statement filed with the SEC in August 2001. On July 15, 2003, the Company’s universal shelf registration filed with the SEC on July 11, 2003, became effective. Under the Registration Statement, up to $750 million (which included the remaining $150 million of availability under the previous shelf registration) of debt and equity securities may be sold from time to time in one or more offerings on terms and conditions to be determined in light of the circumstances. Authorized securities include common and preferred equity, senior debt and junior subordinated debt, share purchase contracts, share purchase units and warrants. The registration statement also provides for the issuance of trust preferred securities guaranteed by the Company. The Company expects, at appropriate times and as circumstances warrant, to use proceeds from any new shelf offerings to reduce and/or restructure its existing debt portfolio and to better coordinate debt maturities with potential growth opportunities.

      In July 2002, we used $511.2 million of proceeds from the June equity issuance to repurchase $480.7 million of our long-term debt. This resulted in a charge of $31.3 million ($26.6 million after-tax) for early debt extinguishment costs that included issuance costs and other book adjustments ($0.8 million). We estimate the debt repurchases will reduce our annual interest expense by approximately $40 million before taxes. The face value of debt repurchased and estimated annual interest savings comprised the following:

($ in millions)
		Estimated Annual
	Face Value	Interest Savings
6.375% Notes due 2004	$15.0	0.9
6.625% Notes due 2005	32.0	2.1
7.375% Notes due 2007	74.5	5.5
8.75% Notes due 2011	240.7	21.1
8.375% Debentures due 2023	2.2	0.2
7.125% Debentures due 2027	35.0	2.5
9.50% Notes due 2031	81.3	7.7

	$480.7	40.0

      At December 31, 2003, the Company had no borrowings under its revolving credit facility. This facility, which became effective in May 2000, permits borrowings for general corporate purposes of up to $1 billion from time to time until its scheduled maturity on May 10, 2005. The agreement requires the Company to maintain minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated capitalization.

      The Company established a commercial paper program on August 15, 1997, under a private placement agency agreement between the Company and two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any time. Commercial paper may bear interest or be sold at a discount, as mutually agreed upon by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be supported by an undrawn line of credit; the revolving credit agreement described above provides such support. At our current short-term credit ratings (A-3 by Standard and Poor’s and P-3 by Moody’s), market demand for our commercial paper is extremely limited. There were no borrowings under our commercial paper program at either December 31, 2003, or December 31, 2002.

      Short-term debt was $50.5 million, all by our international operations, at December 31, 2003, compared with $35.2 million at December 31, 2002. The $15.3 million increase primarily was due to a net increase in short-term borrowings for South and Central American wire and cable operations.

      The current portion of our long-term debt at year-end 2003 (i.e., long-term debt scheduled for payment in 2004) was $204.6 million, including $92.6 million for project financing at our international mining operations, $14.8 million for our international manufacturing operations and $97.2 million for corporate debt repayments.

      Due to economic conditions and continuing unsatisfactory copper prices, the Company reduced the quarterly dividend on its common shares by 75 percent beginning in the second quarter of 2001 and eliminated the dividend in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid on common shares in 2003 and 2002, compared with dividend payments of $59.1 million in 2001.

      In 2003, the Company declared dividends of $6.75 per mandatory convertible preferred share, or $13.5 million, compared with $4.5563 per share, or $9.1 million, in 2002.

Contractual Obligations, Commercial Commitments and Other Items that May Affect Liquidity

      The following tables summarize Phelps Dodge’s contractual obligations and commercial commitments at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For a discussion of environmental and closure obligations, refer to Environmental Matters in Management’s Discussion and Analysis.

Contractual Obligations:
($ in millions)		Less Than
	Total	1 Year	1-3 Years
Short-term debt	$50.5	50.5	—
Long-term debt	1,908.5	204.6	415.5
Take-or-pay contracts	584.9	200.1	185.9
Operating lease obligations	107.9	18.3	32.0
Mineral royalty obligations	22.6	1.3	2.6

Total contractual cash obligation	$2,674.4	474.8	636.0

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	246.4	1,042.0
Take-or-pay contracts	112.6	86.3
Operating lease obligations	24.7	32.9
Mineral royalty obligations	2.6	16.1

Total contractual cash obligation	$386.3	1,177.3

      Our take-or-pay contracts primarily include contracts for electricity ($228 million), contracts for petroleum-based feedstock for conversion into carbon black ($141 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso Refinery ($82 million), contracts for natural gas ($32 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra and Cerro Verde ($23 million), transportation and port fee commitments ($30 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad ($16 million). Approximately 85 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total $19 million primarily for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of $11 million over 45 years.

      Office leases comprise approximately 70 percent of our operating lease commitments (excluding sublease receipts). The Company has subleased certain office space for which it expects to receive sublease payments of approximately $4 million over nine years. The balance of our operating lease commitments is for vehicles, equipment and other facilities.

Commercial Commitments:
($ in millions)		Less Than
	Total	1 Year	1-3 Years
Standby letters of credit	$103.6	102.9	0.7
Corporate guarantees	166.3	10.3	20.6
Sales performance guarantees	28.1	13.6	13.3
Surety bonds	173.1	85.7	—
Asset pledges	23.5	0.1	23.4

Total commercial commitments	$494.6	212.6	58.0

		After
	4-5 Years	5 Years

Standby letters of credit	$—	—
Parent guarantees	5.2	130.2
Sales performance guarantees	0.5	0.7
Surety bonds	—	87.4
Asset pledges	—	—

Total commercial commitments	$5.7	218.3

      Standby letters of credit primarily were issued in support of commitments or obligations. Approximately 45 percent related to collateral for reclamation surety bonds, 36 percent related to insurance programs, 7 percent were issued in support of the Candelaria project and 12 percent related to environmental remediation obligations. Essentially all standby letters of credit outstanding at December 31, 2003, will expire within one year and are expected to be renewed as necessary.

      Our wholly owned subsidiary, Cyprus Amax, guaranteed El Abra’s Tranche B debt, including CODELCO’s 49 percent share totaling $36.1 million at year-end 2003. We also have corporate guarantees in place for financial assurance requirements related to closure/reclamation costs associated with our Chino Mines Company mining operation and our Amax Metals Recovery, Inc. solid waste facility. The corporate guarantee for Chino Mines Company is approximately $128.1 million. We also have $2.1 million for Amax Metals Recovery, Inc.

      At December 31, 2003, Phelps Dodge had sales performance guarantees of $28.1 million primarily associated with our Wire and Cable segment’s sales contracts.

      Phelps Dodge had surety bonds of $173.1 million at December 31, 2003, primarily related to reclamation performance bonds ($152.6 million) and self-insurance bonds for workers’ compensation ($19.9 million). Also, we pledged land to support a $23.4 million mortgage (expires December 1, 2006) for our 50 percent-owned joint venture, Port Carteret, which is accounted for on an equity basis.

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

      Phelps Dodge’s credit rating could adversely affect its ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such facilities. The Company’s ability to utilize third-party guarantees for reclamation financial assurance may be adversely impacted if its credit ratings were downgraded below investment grade. The Company has the ability, provided it continues to be in compliance with the covenant requirements, to draw upon its $1.0 billion revolving credit facility prior to its commitment termination on May 10, 2005. Changes in credit ratings may affect the revolving credit facility fee and the costs of borrowings under that facility, but credit ratings do not impact the availability of the facility.

Other Items that May Affect Liquidity

      New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering the future cost of reclamation. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund future reclamation costs identified in an approved reclamation plan. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating, albeit at the lowest level in that category. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

      The cost of surety bonds (the traditional source of financial assurance) has increased significantly in recent years. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable at commercially reasonable terms, the Company could be required to place other collateral or possibly cash or cash equivalents directly in support of financial assurance obligations.

      It is possible that Phelps Dodge Corporation and certain of its subsidiaries may be considered to conduct business in Texas where they do not directly operate due to the processing of copper by affiliates in that state. If they were considered to conduct business in Texas, they would be obligated to pay franchise taxes they have not previously paid. We are analyzing whether any taxes, interest or penalties should be paid, and have applied to resolve the matter through a voluntary compliance program. Based upon our review, we have estimated a range of reasonably possible loss of $8 million to $25 million, and, as no point within that range is more likely than any other, the lower end of the range has been recorded.

      Health-care costs continue to escalate at 10 to 15 percent annually. This is a burden that companies like Phelps Dodge cannot sustain over the long-term. Phelps Dodge has continued to implement management tools to mitigate the impact of the increasing medical trend rate; nonetheless, these medical cost trends may have an adverse impact on the Company.

      Our earnings and cash flows primarily are determined by the results of our copper mining business. Based on expected 2004 annual production of approximately 2.35 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in the average annual implied unit cost of copper production, causes a variation in annual operating income before taxes of approximately $23 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. Through our Quest for Zero program and other actions, we have taken steps intended to improve our costs and improve operating income. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.

      Consumption of copper is dependent on general economic conditions and expectations. Although copper consumption has improved, it is not assured that underlying drivers of consumption will be sustained in 2004. Should copper prices and costs approximate 2003 realizations, the Company would project modest earnings in 2004 of a similar magnitude to those realized in 2003. In this circumstance, 2004 cash flow from operations, existing cash balances and other sources of cash would be expected to generally meet current projected 2004 capital expenditures and investments, and debt payment obligations. (Refer to risk factors in Management’s Discussion and Analysis on page 39.)

      We own a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V., with a 54.2 percent interest, and Cerro Trading Company, Inc., with a 14.2 percent interest. A total of 17.6 percent interest is publicly held. Currently, we are considering alternative strategies for our investment in SPCC, and may, from time to time, sell shares of SPCC under Rule 144 depending on market conditions and other factors.

      On February 4, 2004, SPCC filed a Form 8-K with the Securities and Exchange Commission stating that its largest stockholder, Grupo Mexico, had made a proposal to sell to SPCC all of its shares of Grupo Mexico’s subsidiary, Minera Mexico, S.A. de C.V., in return for the issuance of additional shares of SPCC.

Hedging Programs

      We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The market sensitivity analyses shown in our derivative programs are calculated based on either valuations provided by third parties or on market closing prices at year end. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS Nos. 137 and 149) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss).

Copper Fixed-Price Hedging. From time to time, Phelps Dodge may enter into copper derivative contracts to hedge its price exposure on fixed-price customer copper sales contracts. Our copper hedging program consists primarily of copper swaps and futures contracts. This program is designed to hedge our exposure on fixed-price sales contracts in a manner that will allow us to realize the COMEX average price in the month of shipment or receipt while our customers receive the fixed price they requested. We accomplish this by liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment or receipt, which generally results in the realization of the COMEX average price. During 2003, 2002 and 2001, we had hedge programs in place for approximately 339 million, 369 million and 487 million pounds of copper sales, respectively. All realized gains or losses from hedge transactions were substantially offset by a similar amount of loss or gain on the related customer sales contracts at maturity. At December 31, 2003, we had copper futures and swaps contracts outstanding for approximately 53 million pounds of copper sales maturing through March 2005.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our copper futures contracts to changes in copper prices. If copper prices had dropped a hypothetical 10 percent at the end of 2003, we would have had a net loss from our copper futures contracts of approximately $5.5 million. All realized losses would be substantially offset by a similar amount of gain on the related customer sales contracts.

Copper Price Protection Program. From time to time, we may purchase or sell copper options to hedge a portion of our expected future sales in order to limit the effects of potential decreases in copper selling prices. We did not enter into any copper price protection contracts during 2003, 2002 or 2001.

Metal Purchase Hedging. Our South American wire and cable operations may enter into metal (aluminum or copper) swap contracts to hedge our raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of the raw material used in fixed-price cable sold to customers. These swap contracts generally are settled during the month of shipment or receipt of metal, which results in a net LME price consistent with that agreed to with our customers. During 2003, 2002 and 2001, we had metal hedge programs in place for approximately 26 million, 16 million and 17 million pounds of metal sales, respectively. At December 31, 2003, we had outstanding swaps on 10 million pounds of metal purchases maturing through April 2005.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our metal swap contracts to changes in market prices. If market prices had dropped a hypothetical 10 percent at the end of 2003, we would have had a net loss from our swap contracts of approximately $0.8 million. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying metal purchases.

Gold Price Protection Program. Our 80 percent owned joint venture interest in Candelaria mining operation in Chile produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold. In 2003, we entered into zero-cost gold collars. The program protects our exposure to reduced London gold selling prices while retaining the ability to participate in some price increases. The zero-cost gold collars allow for the simultaneous purchase of a put option and sale of a call option (collar) provides downside price protection against substantial declines in gold selling prices while retaining the ability to participate in some price increases.

      During 2003, we had gold hedges in place for 38 thousand ounces of gold included in copper concentrate sales. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2003, we had additional outstanding gold collar contracts in place to hedge approximately 86 thousand ounces of gold related to copper concentrate sales maturing through December 2004.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our zero-cost gold collars to changes in gold prices. If gold prices had dropped a hypothetical 10 percent at the end of 2003, we would have had a net loss from our gold collars of approximately $3.6 million. All realized losses would be substantially offset by a similar amount of gain on the related customer sales contracts.

Copper Quotational Period Swap Program. Candelaria’s copper concentrate is sold at the average LME copper price in the month of shipment. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month of shipment average LME copper price. Our copper quotational period swap program began in 2003. For the year 2003, we hedged approximately 14 million pounds of copper sales that remained outstanding at year-end under our copper quotational period swap program. The hedges of our copper sales matured in January 2004.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our copper quotational period swap contracts to changes in copper prices. If copper prices had dropped a hypothetical 10 percent at the end of 2003, we would have had a net loss from our copper swap contracts of approximately $2.6 million. All realized losses would substantially be offset by a similar amount of gain on the copper sales contracts.

Diesel Fuel/Natural Gas Price Protection Program. We purchase significant quantities of diesel fuel and natural gas to operate our mine sites as an input to the manufacturing process and as an input to electricity generation and copper refining. To reduce our exposure to price increases in these energy products, the Company enters into energy price protection programs for our North and South American operations. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of out-of-the-money (OTM) diesel fuel and/or natural gas call option contracts and fixed-price swaps. The OTM call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or “strike price.” OTM call options are options that have a “strike price” above the current market price for that commodity. Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to estab-

lish a fixed commodity purchase price for delivery during a specific future period.

      Our diesel fuel price protection program began in North America in 2000 and expanded to our South American mining operations in 2003. During 2003, 2002 and 2001, we had 31 million, 36 million and 37 million gallons of diesel fuel purchases hedged, respectively. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying energy purchases. At December 31, 2003, we had outstanding diesel fuel option contracts in place to hedge approximately 50 million gallons of diesel fuel consumption maturing through December 2004.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our diesel fuel swap contracts to changes in diesel fuel prices. If diesel fuel prices had dropped a hypothetical 10 percent at the end of 2003, we would have had a net loss from our diesel fuel swap contracts of approximately $0.2 million. All realized losses would be substantially offset by a similar amount of gain on the related diesel fuel purchases.

      Our natural gas price protection program, which started in 2001, had approximately 6.0 million, 5.2 million and 7.0 million decatherms of natural gas purchases hedged in 2003, 2002 and 2001, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying energy purchases. At December 31, 2003, we had outstanding natural gas option contracts in place to hedge approximately 7.5 million decatherms of natural gas purchases maturing through December 2004.

Feedstock Oil Price Protection Program. We purchase significant quantities of feedstock oil (a derivative of petroleum), which is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for our Specialty Chemicals segment. The objective of the feedstock oil price protection program, which began in 2002, is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To reduce our exposure to feedstock oil price risk, we purchase OTM call options that allow Phelps Dodge to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price.

      During 2003 and 2002, we had feedstock oil hedges in place for approximately 0.9 million and 1.1 million barrels of feedstock oil purchases, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying feedstock purchases. At December 31, 2003, we had outstanding feedstock oil option contracts in place to hedge approximately 0.1 million barrels of feedstock oil consumption maturing through February 2004.

Interest Rate Hedging. Our interest rate hedge programs consisted of both floating-to-fixed and fixed-to-floating interest rate swaps. The purpose of these hedges is to both reduce the variability in interest payments as well as protect against significant fluctuations in the fair value of our debt. At December 31, 2003, we had hedge programs in place to convert $121 million of our floating-rate project debt to fixed-rates; we did not have any interest rate swaps in place for swapping our fixed-rate corporate debt to floating rate. Our interest rate swaps were considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying interest payments or fair value of the debt. Our floating-to-fixed interest rate swaps have maturity dates through December 2008.

      In May 2003, the Company terminated $375 million of fixed-to-floating interest rate swaps associated with corporate debt. We received cash proceeds of $35.9 million from the terminated swaps; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method. Also, as a result of the repurchase of debt in the third quarter of 2002, we terminated a like portion of the fixed-to-floating interest rate swaps ($25 million), which resulted in the recognition of a gain of $1.3 million. Additionally, during August 2001, we unwound interest rate swaps against $900 million in fixed-rate debt. This resulted in positive cash flows of $23.2 million of which $4.7 million related to reduced interest expense. The remaining $18.5 million is being amortized into earnings over the remaining life of the respective debt.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our floating-to-fixed interest rate swap contracts to changes in interest rates. A hypothetical increase in interest rates of 1 percent (or 100 basis points) would have resulted in a potential loss of approximately $2.5 million for the swap term. The loss would have been offset by a gain on the related underlying debt.

Foreign Currency Hedging. As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We manage these exposures by entering into forward exchange contracts in the same currency as the transaction to lock in or minimize the effects of changes in exchange rates. With regard to foreign currency transactions, we may hedge or protect the functional currencies of our international subsidiaries’ transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur. Our foreign currency hedges consist of forward exchange contracts to protect the functional currencies of our international subsidiaries, which included exposures to the British pound, Euro and U.S. dollar. At year-end 2003, we had outstanding forward exchange contracts in place for $19 million maturing through March 2004.

      At December 31, 2003, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical negative exchange rate movement of 10 percent would have resulted in a potential loss of approximately $2.2 million. The loss would have been virtually offset by a gain on the related underlying transactions.

Environmental Matters

      Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company is also subject to potential liabilities arising under the Comprehensive Environmental Response,

Compensation, and Liability Act (CERCLA) or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

      Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental and natural resource conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental and natural resource concerns.

      Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $317.2 million and $305.9 million were recorded as of December 31, 2003 and 2002, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $271.3 million and $261.7 million at December 31, 2003 and 2002, respectively.

      The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona.

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

      Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The first phase of the case has been assigned a trial date in August 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

      In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for mid-2004.

      While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

      Phelps Dodge Miami, Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $110 million to $216 million. Approximately $113 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2003.

      The sites that had the largest adjustments to their reserves were the Yonkers and American Zinc and Chemical sites.

Yonkers Site

      In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. In 2000, the owner of the property entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its feasibility study to NYSDEC in December 2003. The feasibility study recommends excavation of PCB-contaminated soil, either removal of PCB and lead contamination from, or demolition of PCB- and lead-contaminated buildings, and monitored natural recovery of PCB-contaminated sediments in the Hudson River. Based on the feasibility study, and taking into consideration the reasonably possible allocation percentages that could apply to the Company and the property owner, the Company’s remedial costs may range from $20 million to $37 million, with a most likely point in the range of $20 million.

American Zinc and Chemical Site

      In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the former American Zinc and Chemical (AZC) site in Langeloth, Pennsylvania. The AZC site consists primarily of a former zinc smelter facility operated until

1947 by the former American Zinc and Chemical Company and includes some or all of a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, which is indirectly owned by Cyprus Amax. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

      In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate negative environmental conditions at the AZC site, which predominate at and about the former zinc smelter facility. The Company’s Form 10-K for the year ended December 31, 2002, indicated preliminary evaluations of the nature and extent of conditions at the site may range in cost from $18 million to $52 million. The Company reserved $20 million for possible remediation work at this site. Recently, an engineering evaluation and reasonable-cost analysis was performed to estimate the cost and feasibility of implementing the most likely remedial action that PADEP would accept based on effectiveness and implementability. To check the validity of the analysis, estimated site remedial costs were compared with costs from other environmental sites that have implemented similar remedial actions. In addition, a reasonable-cost analysis was performed on other possible remedial alternatives so a range of costs could be established for consideration. This analysis indicated that remediation of the site may range from $9 million to $43 million, with a most likely point in the range of $9 million. The most likely remedial action would include an additional site investigation study, implementation of storm water controls, constructing an engineered cap over 60 acres of slag and process waste, and long-term monitoring and operation and maintenance of the site. While the Company has reduced its reserve to $9 million for possible remediation work at the site, Cyprus Amax continues to believe and will continue to indicate to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion that it is not liable.

Other

      In 2003, the Company recognized charges of $28.4 million for environmental remediation. The two sites with significant changes were the Yonkers site (an increase of $16.7 million) and the AZC site (a decrease of $10.4 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than approximately $7 million.

      At December 31, 2003, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek, Yonkers and AZC was estimated to be from $133 million to $329 million, of which $175 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

      Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2003 and 2002, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $0.5 million and $34.3 million, net of fees and expenses, respectively.

      Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2003, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

      The following table summarizes environmental reserve activities for the years ended December 31:

	2003	2002	2001
Balance, beginning of year	$305.9	311.2	307.1
Additions to reserves*	54.6	18.3	37.1
Reductions in reserve estimate	(12.7)	(4.3)	(6.0)
Spending against reserves	(24.1)	(19.3)	(27.0)
Reclassification to asset retirement obligation**	(6.5)	—	—

Balance, end of year	$317.2	305.9	311.2

*	2003 included $13.5 million for our acquisition of Heisei’s one-third interest in Chino Mines Company.
**
Upon adoption of SFAS No. 143, reserves for certain matters ($6.5 million) required by reclamation rules or laws were reclassified to asset retirement obligations (previously classified as environmental reserves).

Closure and Reclamation

      Since adopting SFAS No. 143, effective January 1, 2003, we recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. Prior to the adoption of SFAS No. 143, the Company recognized estimated final reclamation costs over the life of active mining properties on a units-of-production basis. For non-operating sites on care-and-maintenance status, we suspended accrual of mine closure costs until the site resumed production. When management determined a mine should be permanently closed, any unrecognized closure obligation was recognized. The Company’s cost estimates for reclamation and closure consider mining and operating plans, use of Company resources, and other factors necessary to achieve compliance with laws and regulations. These cost estimates may differ from financial assurance cost estimate requirements due to a variety of factors including historical cost advantages, savings from use of the Company’s own personnel and equipment versus third-party contractor costs, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

      The following tables summarize the asset retirement obligation/closure and reclamation accrual and asset retirement cost activities for the years ended December 31:

Asset retirement obligations
	2003*	2002**	2001**
Balance, beginning of year	$138.6	100.6	98.6
Liability recorded upon adoption of SFAS No. 143***	10.4	—	—
New liabilities during period	16.8	33.1	10.1
Accretion expense	14.7	6.7	6.4
Payments	(1.8)	(1.8)	(9.6)
Revisions in estimated cash flows	46.4	—	—
Foreign currency translation adjustments	0.2	—	—
Deductions	—	—	(4.9)

Balance, end of year	$225.3	138.6	100.6

*	Reflected accrual balances under SFAS No. 143.
**	Reflected accrual balances on a units-of-production basis.
***
Amount includes $7.9 million of reclassifications from environmental reserves ($6.5 million) and other liabilities ($1.4 million). Refer to Note 1, Summary of Significant Accounting Policies for further discussion.

Asset retirement costs*
	2003	2002	2001
Balance, beginning of year	$—	—	—
Net asset recorded upon adoption of SFAS No. 143**	36.3	—	—
New assets during the period	1.0	—	—
Depreciation expense	(5.5)	—	—
Revisions in estimated cash flows	46.4	—	—

Balance, end of year	$78.2	—	—

*	Only required under SFAS No. 143.
**	Refer to Note 1, Summary of Significant Accounting Policies for further discussion.

      During 2003, we revised our cash flow estimates ($43.9 million discounted) for the Chino and Tyrone mines based on an agreement reached in May 2003 with the New Mexico Environment Department (NMED) and the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department for the financial assurance requirements as part of the closure plans related to the operations at Chino, Cobre and Tyrone. In September 2003, this agreement was finalized with NMED and MMD. In December 2003, MMD approved Chino’s closeout plan and Phelps Dodge tentatively finalized the closure project listing and cash flow estimates for the accelerated reclamation as described in the September 2003 finalized agreement (refer to discussion below). Additionally, we revised our cash flow estimates at Twin Buttes ($2.2 million discounted) resulting from a change in probabilities due to the property’s lease agreement expiring in the 2003 fourth quarter (although lease renewal negotiations are ongoing) and at Hidalgo ($0.3 million discounted) associated with the Brockman Silica mine. The impact of these changes in estimates resulted in an increase to accretion and depreciation expense of approximately $4 million for the year ended December 31, 2003.

      Additionally, we recognized reclamation costs of $1.0 million for new disturbances and $15.8 million associated with our acquisition of Heisei’s one-third interest in Chino Mines Company. In connection with the transaction, we received $64 million placed in a trust that is legally restricted to fund Chino’s financial assurance obligations. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      We have estimated that our share of the total cost of asset retirement obligations, including anticipated future disturbances, for the year ended December 31, 2003, aggregated approximately $1.2 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life.

Significant Arizona Environmental and Reclamation Programs

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

      An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the costs required under the APP, including closure costs.

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

      Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the estimated closure and post-closure cost and reclamation cost estimates. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating, albeit at the lowest level in the category. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

      At December 31, 2003 and 2002, we had accrued closure costs of approximately $43 million for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $105 million. If the Company’s bond rating falls below investment-grade, the Arizona mining operations would be required to supply financial assurance in another form.

      Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, leases lands on the Tohono O’odham Indian Nation (the Nation). The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal BLM. The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Preliminary studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost $5.0 million.

      The Nation, along with several federal agencies, have notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In 2003, Cyprus Tohono expanded its groundwater monitoring well network, and samples from a few of the new wells show values above primary and secondary drinking water standards. Tests of a neighboring Native American village’s water supply well indicate elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village.

      EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List. We are unable to project the remedial action measures, if any, that may be required as a result of the PA/SI; however, based upon our best estimates of remedial actions that Cyprus Tohono may undertake, the Company reserved $11.1 million for Cyprus Tohono for the Superfund matter. Cyprus Tohono has submitted to EPA a proposal for closure of several of the facilities of concern identified in the PA/SI. Cyprus Tohono is subject to financial assurance for mine reclamation. It has proposed interim financial assurance in the amount of $5.1 million, of which $5.0 million would be in the form of a Company performance guarantee. Both the Nation and the Bureau of Indian Affairs have conditionally accepted this proposal.

      The Company’s historic United Verde mine has obtained an APP for closure of a tailing pond located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing pond has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing pond has been partially completed, but the remaining work has not been completed pending the issuance of a storm water discharge permit under the Clean Water Act for construction of a related development project. Construction of improvements under the proposed APP for the mine are expected to begin following issuance of the APP. Implementation of the plan under the proposed APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also is under way under supervision of ADEQ at the nearby historic Iron King mine to treat potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under storm water discharge permits. At the United Verde mine, APP costs are estimated to be $13.5 million; at the Clarkdale tailing, APP costs are estimated to be $12.1 million; and at the Iron King mine, voluntary remediation costs are estimated to be $2.1 million. These amounts, totaling $27.7 million, are included in environmental reserves.

Significant New Mexico Environmental and Reclamation Programs

     Background

      The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. Each of these operations holds one or more discharge permits issued by NMED under WQCC regulations. The discharge permits specify operational and monitoring requirements to protect groundwater quality. Under the discharge permits for Chino, Tyrone, Cobre and Hidalgo, NMED has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination. Each discharge permit is issued for a period of no more than five years and the permit is reviewed each time that it is renewed. Under certain circumstances, NMED may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

      In addition, Chino, Tyrone and Cobre are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which were adopted by the New Mexico Mining Commission (the Mining Commission) in their original form in 1994. Chino, Tyrone and Cobre hold permits issued by MMD of the Energy, Minerals and Natural Resources Department under the Mining Act. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines. The reclamation must be designed to achieve a self-sustaining ecosystem or a post-mining land use, unless MMD approves a waiver of this requirement because achieving this requirement is technically or economically infeasible or would be environmentally unsound. Regardless of whether a waiver is issued, however, reclamation must be performed to achieve all applicable air, water quality, and other environmental standards.

      Financial assurance is required to ensure that funding will be available to perform both the closure plans and the closeout plans. The amount of the financial assurance is based upon a cost estimate to complete the closure and/or closeout plan. The cost estimate is based upon the assumption that the operator will default at the point in time when closure and reclamation will be most expensive and that the state will use the financial assurance to hire and oversee a third-party contractor to perform the closure and/or closeout plan. The cost estimates are subject to approval by NMED and MMD. When an operation is subject to both a closure plan and a closeout plan, the plans typically overlap. In that case, the financial assurance typically is provided jointly to NMED and to MMD. Both NMED and MMD calculate the required amount of financial assurance based upon a “net present value” (NPV) method when the closure plan and/or closeout plan require performance over a long period of time. Use of the NPV method requires NMED and/or MMD approval of appropriate discount and escalation rates.

      The Company’s cost estimates to perform the work itself generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, opportunities to prepare the site for more efficient reclamation and the omission of agency oversight costs.

      The process of obtaining approved closure plans and closeout plans has been long and difficult, particularly for the operations subject to both WQCC regulations and the Mining Act. The plans must be site-specific. Detailed scientific studies have been required for each site. The sites are very large and complex, involving many different types of facilities such as open pits, mine stockpiles, tailing impoundments and smelter facilities. Many of the regulatory requirements, as well as closure and reclamation technologies, are relatively new and have been evolving while the plans have been developed, including recent rule changes. Some of the closure and reclamation measures are unproven over long periods of time at these or similar sites; so this performance is not easily predicted. NMED and MMD have separate procedures for review of closure and closeout plans, including consideration of waiver requests, approval of plans, issuance of permits and approval of financial assurance. These procedures include public notice, comment, and hearing requirements, opportunities for appeals, and reviews of NMED and MMD actions by WQCC and the Mining Commission.

     Chino Mines Company

      Chino submitted its first proposed site-wide combined closure/closeout plan (CCP) at the end of 1997, the original deadline for approval of closeout plans under the Mining Act, and obtained an extension for closeout plan approval until December 31, 1999. The closure and closeout plans were combined into one plan due to the overlapping requirements of WQCC regulations and the Mining Act. In 1999, NMED required Chino to provide interim financial assurance, pending approval of the closure plan, and Chino complied by providing a surety bond for approximately $56 million. Also in 1999, the Mining Commission extended the closeout plan approval deadline until December 31, 2001.

      Chino submitted a comprehensive CCP incorporating the results of the scientific studies performed by Chino in March 2001. That CCP requested a waiver of requirements to reclaim the open pit and steep stockpile slopes and included a cost estimate for approximately $100 million, which included the estimated cost of 30 years of water treatment. In July 2001, NMED published a draft site-wide closure permit and set a public hearing for August 2001. NMED’s draft closure permit required that all stockpiles be regraded, required thicker soil covers than proposed by Chino, required 100 years of water treatment and more stringent water treatment requirements, and proposed additional permit conditions not proposed by Chino. A two-week public hearing was held in August 2001 concerning NMED’s draft closure permit. Following that hearing, Chino, NMED and MMD conducted negotiations concerning a possible compromise on the CCP. Agreement was reached on a compromise closure permit in December 2001. In December 2001, the Mining Commission again extended the closeout plan approval deadline until October 1, 2002.

      Another public hearing was held in February 2002 on the compromise closure permit supported by both Chino and NMED. The estimated cost of the compromise CCP was approximately $391 million over 100 years on an undiscounted and unescalated basis. The conditions of the compromise permit required additional studies and submission of a revised closure plan reflecting the outcome of those studies prior to expiration of the five-year period of the closure permit.

      As of October 1, 2002, NMED had not finalized its decision on the compromise permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued a Notice of Violation (NOV) to Chino for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Chino to obtain approval by a new deadline and reserved the right to assess penalties for noncompliance. Chino appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until seven months after NMED issued Chino’s closure permit, subject to extension by MMD for good cause.

      On February 24, 2003, NMED issued Chino’s closure permit consistent with the compromise permit. Under the closure permit, the amount of financial assurance was established at approximately

$191 million on an NPV basis. In May 2003, Chino and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. In June 2003, MMD filed a petition with the Mining Commission to amend the Mining Act Rules to allow a trust fund to be used as financial assurance. In July 2003, the Company announced that a Phelps Dodge subsidiary would acquire Heisei’s one-third partnership interest in Chino. As part of the terms of that acquisition, Heisei agreed to provide cash funding for one-third of the financial assurance amount.

      To reflect the agreement with Heisei, in September 2003 the financial assurance agreement was modified to provide for one-third of the financial assurance in the form of a trust fund and the remainder in the form of a third-party guarantee by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Chino. MMD extended the deadline for Chino to obtain approval of its closeout plan pending the conclusion of the Mining Commission hearings on the proposed rule changes and to allow time to hold a public hearing on the closeout plan and financial assurance. The Mining Commission finalized the rule changes at a public hearing on November 17, 2003.

      In October 2003, WQCC dismissed an appeal of Chino’s closure permit filed by a third party. WQCC’s action has since been appealed to the New Mexico Court of Appeals.

      MMD held a public hearing on Chino’s closeout plan and financial assurance proposal on December 13, 2003. Following consideration of the public comments and finalization of the permit and financial assurance documentation, MMD approved the closeout plan and financial assurance on December 18, 2003, meeting the December 19, 2003, deadline for closeout plan approval set by MMD and satisfying the requirements of the NOV.

      The closeout plan approved by MMD incorporates the requirements of the NMED closure permit and includes a waiver from the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles, consistent with the terms of the NMED closure permit. It also incorporates a schedule for reclamation of inactive portions of the Chino operations and for reclamation following closure of active operations. Based upon minor adjustments to reflect additional requirements, the approved third-party cost estimate is approximately $395 million, and the approved financial assurance requirement is approximately $192 million on an NPV basis. Heisei provided funding of approximately $64 million on behalf of Chino for the Chino trust fund. Phelps Dodge issued a third-party guarantee for approximately $128 million for the balance of the financial assurance. Following NMED’s and MMD’s acceptance of the financial assurance, NMED released Chino’s $56 million interim surety bond as of December 31, 2003.

      The Company estimates its cost to perform the requirements of the approved Chino closure permit and closeout plan to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is approximately one-third lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $389 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At December 31, 2003 and 2002, we had accrued approximately $39 million (100 percent basis) and $8 million (two-thirds basis), respectively, for reclamation at Chino.

      In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. While some remediation is expected to be required, no feasibility studies have yet been completed, and NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost is $23.6 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust at an estimated cost of $4.8 million and to excavate and remove copper-bearing sediments from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost for Lake One is $4.7 million. The Company’s aggregate reserve for liability under the Chino AOC and for the interim work on the tailing ponds and Lake One is $33.1 million.

     Phelps Dodge Tyrone, Inc.

      Tyrone submitted its first proposed site-wide combined CCP at the end of 1997, the original deadline for approval of closeout plans under the Mining Act, and obtained an extension for closeout plan approval until December 31, 1999. The closure and closeout plans were combined into one plan due to the overlapping requirements of WQCC regulations and the Mining Act. In 1999, NMED required Tyrone to provide interim financial assurance, pending approval of the closure plan, and Tyrone complied by providing a surety bond for approximately $58 million. Also in 1999, the Mining Commission extended the closeout plan approval deadline until December 31, 2001.

      Tyrone submitted a comprehensive CCP in May 2001 incorporating the results of the scientific studies performed by Tyrone. That CCP requested a waiver of requirements to reclaim the open pit and steep stockpile slopes and included a cost estimate for approximately $121 million, which included the estimated cost of 30 years of water treatment. In late 2001, the Mining Commission again extended the closeout plan approval deadline until October 1, 2002.

      In April 2002, NMED published a draft site-wide closure permit and set a public hearing for May 2002. NMED’s draft closure permit required that all stockpiles be regraded, required thicker soil covers than proposed by Tyrone, required 100 years of water treatment and more stringent water treatment requirements, and proposed additional permit conditions opposed by Tyrone. NMED estimated the cost of its proposed permit at approximately $440 million on an unescalated and undiscounted basis over a 100-year closure period. Tyrone submitted a revised plan in response to NMED’s draft permit, including concepts for regrading and covering the mine stockpiles modeled after the Chino compromise permit and proposing upgraded water treatment technology. Tyrone estimated the cost of its proposal at approximately $328 million on the same basis. A two-week public hearing was held in May 2002.

      As of October 1, 2002, NMED had not reached a decision on Tyrone’s permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued an NOV to Tyrone for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Tyrone to obtain closeout plan approval by a new deadline and reserved the right to impose penalties for noncompliance. Tyrone appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until 12 months after NMED issued Tyrone’s closure permit, subject to extension by MMD for good cause.

      NMED’s Hearing Officer issued a decision concerning the contested permit conditions on March 7, 2003. The Hearing Officer adopted many of Tyrone’s proposed changes to NMED’s draft permit, but sided with the NMED staff on requirements for regrading and covers. NMED issued Tyrone’s closure permit on April 8, 2003, in accordance with the Hearing Officer’s decision. The estimated third-party cost under the closure permit is approximately $433 million. Tyrone appealed the closure permit to WQCC, which held a public hearing to take evidence concluding on November 13, 2003. WQCC has scheduled closing arguments and deliberation on the appeal at a meeting beginning on April 13, 2004.

      Based upon the closure permit issued by NMED, the amount of financial assurance for Tyrone on an NPV basis is approximately $267 million. In May 2003, Tyrone and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Tyrone agreed to establish a trust fund in the initial amount of $17 million, and to contribute $500,000 per quarter over a five-year period to increase the cash funding to a total of $27 million. Tyrone also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. Once the trust fund and collateral are in place, NMED will release the $58 million interim surety bond. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Tyrone. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

      On October 15, 2003, Tyrone and NMED finalized a settlement agreement establishing a detailed schedule for reclamation of the inactive tailing impoundments at Tyrone over an eight-year period. As reclamation is completed on portions of the facilities, the closure cost estimate and, accordingly, the required amount of financial assurance, may be reduced.

      The deadline for Tyrone to obtain MMD’s approval of its closeout plan is April 8, 2004, subject to extension by MMD for good cause. Tyrone is working with MMD on permit conditions for approval of the closeout plan and with both MMD and NMED on financial assurance consistent with the September 2003 agreement. MMD must hold a public hearing and consider public comments before it approves the closeout plan and financial assurance. Approval of a closeout plan consistent with the NMED closure permit also will require approval of a waiver of the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles where regrading and cover are not proposed.

      Management’s internal cost estimate for performance of reclamation at Tyrone is approximately $257 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is approximately one-third lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $427 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At December 31, 2003 and 2002, we had accrued approximately $81 million and $27 million, respectively, for reclamation at Tyrone.

     Cobre Mining Company

      At the time of our acquisition of Cobre in 1998, Cobre had submitted proposed closure and closeout plans and had posted a surety bond for approximately $2 million with both MMD and NMED. Cobre submitted a comprehensive proposed CCP in May 2001 incorporating the results of the scientific studies completed by Cobre to both NMED and MMD.

      As of October 1, 2002, NMED had not issued a closure permit to Cobre, and, consequently, MMD was unable to approve the proposed closeout plan. MMD then issued an NOV to Cobre for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Cobre to obtain closeout plan approval by a new deadline. Cobre appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until nine months after NMED issues Cobre’s closure discharge plan, subject to extension by MMD for good cause. Cobre is currently awaiting a draft closure permit from NMED.

      In May 2003, Cobre and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Cobre agreed to establish a trust fund in the initial amount of $1 million, and to contribute $100,000 per quarter over a five-year period to increase the cash funding to a total of $3 million. Cobre also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Cobre. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

      Based upon the proposed CCP for Cobre submitted in 2001, the current cost estimate for reclamation at Cobre is approximately $9 million. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. Both of these estimates will be updated when NMED issues the closure permit. At December 31, 2003 and 2002, we had accrued closure costs of approximately $7 million and $2 million, respectively, at Cobre.

     Phelps Dodge Hidalgo, Inc.

      Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. At December 31, 2003 and 2002, we had accrued closure costs of approximately $4 million and $7 million, respectively, at Hidalgo.

Significant Colorado Reclamation Program

      Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, respectively, for Climax and Henderson. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. At December 31, 2003 and 2002, we had accrued closure costs of approximately $18 million and $19 million, respectively, for our Colorado operations.

Other

      Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.4 million.

      The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly over the past few years, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

      Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2002, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation has been introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

      (Refer to discussion of Contractual Obligations, Commercial Commitments and Other Items that May Affect Liquidity for related financial assurance issues.)

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

      We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our operations will total approximately $57 million in 2004 and approximately $50 million in 2005; approximately $33 million was spent on such programs in 2003. We also anticipate making significant capital and other expenditures beyond 2005 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material.

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

Other Matters

New Accounting Pronouncements

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. For any entities created prior to February 1, 2003, we are currently assessing the impact of FIN 46 and FIN 46-R and do not believe that the adoption of FIN 46 and FIN 46-R will have a material impact on our financial reporting and disclosures.

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

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our financial reporting and disclosures.

      In December 2003, FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits plans. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement also requires new disclosures for interim periods beginning after December 15, 2003. This Statement was effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003. (Refer to this note under Pension Plans and Postretirement and Other Employee Benefits Other Than Provisions for further discussion.)

      In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Company’s financial reporting and disclosures.

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

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis to guarantees issued or modified after December 31, 2002. There were no guarantees issued or modified in 2003 that required fair value recognition as a liability that had a material impact on our financial statements. (Refer to Note 20, Guarantees, for further discussion.)

      In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)

      In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, and was utilized in the determination of our Wire and Cable segment’s asset impairment charge in the 2002 third quarter and 2003 fourth quarter, and PDMC’s impairment charge in the 2002 fourth quarter.

      During 2001, we adopted SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. (Refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for further discussion.)

      (Refer to pages 96 through 99 for further discussion of New Accounting Pronouncements.)

CAPITAL OUTLAYS

      Capital outlays in the following table exclude capitalized interest and the minority joint-venture interest portions of the expenditures at Morenci, Chino, El Abra and Candelaria.

($ in millions)
	2003	2002	2001
PDMC:
Copper — United States	$58.8	68.1	129.6
Copper — South American	11.1	15.8	61.9
Primary Molybdenum	13.4	9.8	8.7

	83.3	93.7	200.2

PDI:
Specialty Chemicals	23.9	24.1	28.9
Wire and Cable	17.1	9.3	12.8

	41.0	33.4	41.7
Corporate and other	27.1	3.3	21.0

	$151.4	130.4	262.9

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

DIVIDENDS AND MARKET PRICE RANGES

      The principal market for our common stock is the New York Stock Exchange. At February 23, 2004, there were 18,502 holders of record of our common shares. Due to economic conditions and continuing unsatisfactory copper prices, the Company reduced the quarterly dividend on its common shares by 75 percent beginning in the second quarter of 2001 and eliminated the dividend on its common shares in the fourth quarter of 2001. Accordingly, there were no dividends declared or paid on common shares in 2003 and 2002.

      The Company declared dividends of $6.75 per mandatory convertible preferred share in 2003, amounting to $13.5 million. Additional information required for this item is provided in the Quarterly Financial Data table.

      On February 4, 2004, the Company declared a dividend of $1.6875 per share on the mandatory convertible preferred shares, which is payable on May 17, 2004, to mandatory convertible preferred shareholders of record at the close of business on April 1, 2004.

QUARTERLY FINANCIAL DATA

($ in millions except per common share amounts)
Quarter	First	Second	Third	Fourth

2003
Sales and other operating revenues	$978.0	962.2	1,031.1	1,171.4
Operating income	28.7	17.2	46.8	104.9
Income (loss) before extraordinary item and cumulative effect of accounting change	(23.4)	(15.2)	(0.3)	57.0
Net income (loss)	(15.0)	(15.2)	(0.3)	125.3
Basic and diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	(0.30)	(0.21)	(0.04)	0.60
Basic earnings (loss) per common share	(0.21)	(0.21)	(0.04)	1.36
Diluted earnings (loss) per share	(0.21)	(0.21)	(0.04)	1.32
Stock prices*
High	36.75	39.77	50.80	79.40
Low	30.11	30.57	37.25	47.03
Close	32.48	38.34	46.80	76.09

Quarter	First	Second	Third	Fourth

2002
Sales and other operating revenues	$918.5	966.8	941.2	895.5
Operating income (loss)	12.7	(10.2)	(12.0)	(199.8)
Loss before cumulative effect of accounting change	(1.9)	(34.3)	(53.7)	(225.3)
Net loss	(24.8)	(34.3)	(53.7)	(225.3)
Basic and diluted loss per common share before cumulative effect of accounting change	(0.03)	(0.46)	(0.64)	(2.58)
Basic and diluted loss per common share	(0.32)	(0.46)	(0.64)	(2.58)
Stock prices*
High	42.51	42.10	42.00	33.85
Low	30.50	33.50	24.67	22.90
Close	42.10	41.20	25.63	31.65

*	As reported in the Wall Street Journal.

      The 2003 first quarter net loss included after-tax, net special gains of $9.5 million, or 11 cents per common share, primarily associated with the cumulative effect of an accounting change associated with the adoption of SFAS No. 143 and the termination of a foreign postretirement benefit plan. Special gains were offset by charges related to environmental provisions.

      The 2003 second quarter net loss included after-tax, net special gains of $4.5 million, or 5 cents per common share, primarily related to the sale of a cost-basis wire and cable investment and recoveries associated with insurance settlements on historic environmental claims. Special gains were offset by charges related to environmental provisions.

      The 2003 third quarter net loss included after-tax, net special charges of $9.0 million, or 10 cents per common share, primarily related to environmental provisions and historic Cyprus Amax matter.

      The 2003 fourth quarter net income included after-tax, net special gains of $41.7 million, or 43 cents per common share, primarily related to an extraordinary gain on our acquisition of the one-third interest in Chino Mines Company, partially offset by charges related to historic environmental claims and a probable Texas franchise tax matter.

      The 2002 first quarter net loss included after-tax, net special gains of $16.2 million, or 21 cents per common share, primarily related to the recognition of tax benefits associated with a net operating loss carryback prior to 2002, resulting from new U.S. tax legislation. Special gains recognized for tax benefits were offset by a charge associated with the cumulative effect of an accounting change associated with the adoption of SFAS No. 142.

      The 2002 second quarter net loss included after-tax, net special charges of $12.7 million, or 16 cents per common share, primarily related to losses associated with an award made in a binding arbitration proceeding and charges for the settlement of certain historic Cyprus Amax lawsuits. Special charges were partially offset by gains associated with the sale of a non-core parcel of real estate and a tax benefit related to the release of taxes previously provided for.

      The 2002 third quarter net loss included after-tax, net special charges totaling $24.0 million, or 27 cents per common share, primarily related to losses associated with the temporary closure of two wire and cable facilities and the restructuring and consolidation of certain Wire and Cable segment administrative functions that resulted in asset impairments and severance-related expenses, as well as a charge recognized for early debt extinguishment costs. Special charges were partially offset by a tax benefit associated with net operating loss carryback prior to 2002 resulting from new U.S. tax legislation.

      The 2002 fourth quarter net loss included after-tax, net special charges of $188.4 million, or $2.13 per common share, primarily related to asset impairments recognized at the Cobre, Hidalgo and Ajo mines, as well as charges recognized for the settlement of certain historic Cyprus Amax lawsuits and legal matters.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet at December 31, 2003 and 2002, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2003, and notes thereto, beginning on page 88, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2004, appears on page 87 of this report. The financial statement schedule which appears on page 138 should be read in conjunction with these financial statements. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. The individual financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at December 31, 2003. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the consolidated financial statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 2003, 2002 and 2001.
II — Valuation and qualifying accounts and reserves on page 138.

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

      The Audit Committee, currently consisting of six non-employee directors, meets at least once every fiscal quarter to review, among other matters, internal control conditions and internal and external audit plans and results. It meets periodically with senior officers, internal auditors and independent auditors to review the adequacy and reliability of our accounting, financial reporting and internal controls.

      PricewaterhouseCoopers LLP, our independent auditors, have audited the annual financial statements in accordance with auditing standards generally accepted in the United States. The independent auditors’ report expresses an informed judgment as to the fair presentation of our reported operating results, financial position and cash flows. This judgment is based on the results of auditing procedures performed and such other tests that they deemed necessary, including consideration of our internal controls.

      Our management also recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in our Code of Business Ethics and Policies, which is distributed throughout the Company. (You can review our Code of Business Ethics and Policies at http://www.phelpsdodge.com.) The code of conduct addresses:

•	the necessity of ensuring open communication within the Company;

•	potential conflicts of interest;

•	compliance with all applicable laws (including financial disclosure); and

•	the confidentiality of proprietary information.

We maintain a systematic program to assess compliance with these policies.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Phelps Dodge Corporation

In our opinion, the consolidated financial statements appearing on pages 88 through 134, present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page 138, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003 and its method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 25, 2004

Phelps Dodge Corporation

Statement of Consolidated Operations

(in millions except per share data)

	For the years ended December 31,
	2003	2002	2001
Sales and other operating revenues	$4,142.7	3,722.0	4,002.4

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	3,285.1	3,120.5	3,459.1
Depreciation, depletion and amortization	422.6	410.2	439.9
Selling and general administrative expense	148.7	123.9	116.5
Exploration and research expense	50.7	40.3	56.3
Special items and provisions, net (see Note 3)	38.0	236.4	(40.6)

	3,945.1	3,931.3	4,031.2

Operating income (loss)	197.6	(209.3)	(28.8)
Interest expense	(145.8)	(187.0)	(227.5)
Capitalized interest	0.6	—	1.6
Early debt extinguishment costs (see Note 14)	—	(31.3)	—
Miscellaneous income and expense, net	19.0	2.6	8.1

Income (loss) before taxes, minority interests, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting changes	71.4	(425.0)	(246.6)
Benefit (provision) for taxes on income	(48.3)	114.9	(77.8)
Minority interests in consolidated subsidiaries	(7.7)	(7.8)	(4.8)
Equity in net earnings (losses) of affiliated companies	2.7	2.7	(0.3)

Income (loss) before extraordinary item and cumulative effect of accounting changes	18.1	(315.2)	(329.5)
Extraordinary gain on acquisition of partner’s interest in Chino, net of taxes of $0 in 2003 (see Note 2)	68.3	—	—
Cumulative effect of accounting changes (net of tax of $(1.3), $10.1 and $0 in 2003, 2002 and 2001, respectively)	8.4	(22.9)	(2.0)

Net income (loss)	94.8	(338.1)	(331.5)
Preferred stock dividends	(13.5)	(9.1)	—

Net income (loss) applicable to common shares	$81.3	(347.2)	(331.5)

Weighted average number of common shares outstanding — basic	88.8	84.1	78.5
Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$0.06	(3.86)	(4.19)
Extraordinary item	0.77	—	—
Cumulative effect of accounting changes	0.09	(0.27)	(0.03)

Basic earnings (loss) per common share	$0.92	(4.13)	(4.22)

Weighted average number of common shares outstanding — diluted *	89.4	84.1	78.5
Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$0.06	(3.86)	(4.19)
Extraordinary item	0.76	—	—
Cumulative effect of accounting changes	0.09	(0.27)	(0.03)

Diluted earnings (loss) per common share	$0.91	(4.13)	(4.22)

*
Diluted earnings (loss) per common share would have been anti-dilutive for the years ended December 31, 2003 and 2002, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares. Diluted earnings (loss) per common share would have been anti-dilutive for the years ended December 31, 2002 and 2001, if based on fully diluted shares adjusted to reflect stock option exercises.

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation

Consolidated Balance Sheet

(in millions except per share prices)

	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$683.8	349.8
Accounts receivable, less allowance for doubtful accounts (2003 - $10.1; 2002 - $14.1)	461.3	391.1
Mill and leach stockpiles	22.4	48.9
Inventories	379.7	398.5
Supplies	150.7	142.8
Prepaid expenses and other current assets	31.0	26.5
Deferred income taxes	61.1	70.6

Current assets	1,790.0	1,428.2
Investments and long-term receivables	150.3	132.3
Property, plant and equipment, net	4,646.5	4,813.7
Long-term mill and leach stockpiles	89.2	64.3
Deferred income taxes	7.6	11.0
Goodwill	98.4	90.7
Intangible assets, net	321.3	345.9
Other assets and deferred charges	169.6	142.9

	$7,272.9	7,029.0

Liabilities
Current liabilities:
Short-term debt	$50.5	35.2
Current portion of long-term debt	204.6	127.0
Accounts payable and accrued expenses	700.7	609.1
Dividends payable	3.4	3.4
Accrued income taxes	56.1	9.4

Current liabilities	1,015.3	784.1
Long-term debt	1,703.9	1,948.4
Deferred income taxes	410.2	430.8
Other liabilities and deferred credits	1,009.5	986.8

	4,138.9	4,150.1

Commitments and contingencies (see Notes 6, 19, 20 and 21)
Minority interests in consolidated subsidiaries	70.2	65.3

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 91.0 outstanding (2002 - 88.9) after deducting 17.1 shares (2003 and 2002) held in treasury	568.5	555.6
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding	2.0	2.0
Capital in excess of par value	1,642.5	1,552.1
Retained earnings	1,254.6	1,173.3
Accumulated other comprehensive loss	(393.5)	(458.5)
Other	(10.3)	(10.9)

	3,063.8	2,813.6

	$7,272.9	7,029.0

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation

Consolidated Statement of Cash Flows

(in millions)

	For the years ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$94.8	(338.1)	(331.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	422.6	410.2	439.9
Deferred income taxes	0.3	(9.0)	63.7
Equity earnings (losses), net of dividends received	(0.2)	1.6	1.7
Special items and provisions	31.6	237.6	(33.5)
Early debt extinguishment costs	—	31.3	—
Extraordinary gain	(68.3)	—	—
Cumulative effect of accounting changes	(9.7)	33.0	2.0
Changes in current assets and liabilities:
Accounts receivable	(76.4)	17.0	34.5
Proceeds from sale of accounts receivable	16.9	(11.6)	79.7
Mill and leach stockpiles	28.3	2.1	17.7
Inventories	29.5	46.4	(10.7)
Supplies	(0.9)	4.6	—
Prepaid expenses	(10.1)	6.2	9.8
Interest payable	(0.2)	(12.8)	—
Other accounts payable	25.7	(35.1)	24.5
Accrued income taxes	37.1	(1.5)	(12.0)
Other accrued expenses	(23.7)	19.0	(0.9)
Other, net	(26.8)	(52.9)	17.8

Net cash provided by operating activities	470.5	348.0	302.7

Investing activities
Capital outlays	(151.4)	(130.4)	(262.9)
Capitalized interest	(0.6)	—	(1.6)
Investment in subsidiaries and other, net of cash received and acquired	49.0	(2.8)	(48.1)
Proceeds from asset dispositions	17.8	33.3	51.5
Other, net	(2.5)	(40.4)	(5.7)

Net cash used in investing activities	(87.7)	(140.3)	(266.8)

Financing activities
Proceeds from issuance of debt	10.3	21.8	1,203.3
Payment of debt	(157.6)	(819.4)	(1,053.9)
Common dividends	—	—	(59.1)
Preferred dividends	(13.5)	(5.7)	—
Issuance of shares	80.4	593.6	0.4
Debt issue costs	—	—	(7.3)
Other, net	31.6	(35.1)	17.6

Net cash provided by (used in) financing activities	(48.8)	(244.8)	101.0

Increase (decrease) in cash and cash equivalents	334.0	(37.1)	136.9
Cash and cash equivalents at beginning of year	349.8	386.9	250.0

Cash and cash equivalents at end of year	$683.8	349.8	386.9

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation

Consolidated Statement of Shareholders’ Equity

(in millions)							Accumulated
							Other
	Common Shares		Preferred Shares		Capital in		Comprehensive
	Number	At Par	Number	At Par	Excess of	Retained	Income		Shareholders'
	of Shares	Value	of Shares	Value	Par Value	Earnings	(Loss)	Other	Equity
Balance at January 1, 2001	78.7	$491.9	—	$—	$1,017.7	$1,911.1	$(226.4)	$(9.9)	$3,184.4
Stock options exercised					0.5				0.5
Restricted shares issued/cancelled, net					(1.4)			3.5	2.1
Dividends on common shares						(59.1)			(59.1)
Comprehensive income (loss):
Net loss						(331.5)			(331.5)
Other comprehensive income (loss), net of tax:
Translation adjustment							(42.9)		(42.9)
Cumulative effect of accounting change							(7.1)		(7.1)
Net loss on derivative instruments							(13.6)		(13.6)
Unrealized gains on securities							0.3		0.3
Minimum pension liability							(3.0)		(3.0)

Other comprehensive loss							(66.3)		(66.3)

Comprehensive loss									(397.8)

Balance at December 31, 2001	78.7	491.9	—	—	1,016.8	1,520.5	(292.7)	(6.4)	2,730.1
Stock options exercised					0.2				0.2
Restricted shares issued/cancelled, net	0.2	1.2			6.1			(4.5)	2.8
Issuance of shares	10.0	62.5	2.0	2.0	529.1				593.6
Common shares purchased					(0.1)				(0.1)
Dividends on preferred shares						(9.1)			(9.1)
Comprehensive income (loss):
Net loss						(338.1)			(338.1)
Other comprehensive income (loss), net of tax:
Translation adjustment							(26.7)		(26.7)
Net gain on derivative instruments							1.1		1.1
Other investment adjustments							(0.7)		(0.7)
Unrealized loss on securities							(0.2)		(0.2)
Minimum pension liability							(139.3)		(139.3)

Other comprehensive loss							(165.8)		(165.8)

Comprehensive loss									(503.9)

Balance at December 31, 2002	88.9	555.6	2.0	2.0	1,552.1	1,173.3	(458.5)	(10.9)	2,813.6
Stock options exercised	2.0	12.2			87.6				99.8
Restricted shares issued/cancelled, net	0.1	0.7			3.2			0.6	4.5
Common shares purchased					(0.4)				(0.4)
Dividends on preferred shares						(13.5)			(13.5)
Comprehensive income (loss):
Net income						94.8			94.8
Other comprehensive income (loss), net of tax:
Translation adjustment							63.0		63.0
Net gain on derivative instruments							10.7		10.7
Other investment adjustments							(0.1)		(0.1)
Unrealized gain on securities							9.0		9.0
Minimum pension liability							(17.6)		(17.6)

Other comprehensive income							65.0		65.0

Comprehensive income									159.8

Balance at December 31, 2003	91.0	$568.5	2.0	$2.0	$1,642.5	$1,254.6	$(393.5)	$(10.3)	$3,063.8

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

(Dollar amounts in tables stated in millions except as noted)

1. Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our), and its majority-owned subsidiaries. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest; the Candelaria and El Abra mines, located in Chile, in which we hold 80 percent and 51 percent partnership interests, respectively; and the Chino mine, located in New Mexico, in which we held a two-thirds partnership interest through December 18, 2003, and a 100 percent interest from December 19, 2003 to December 31, 2003 (refer to Note 2 for further discussion). Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “Minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.

      Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned, and for which we do not exercise significant influence, are carried at cost.

Management’s Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper and molybdenum in ore reserves and in mill and leach stockpiles; asset impairments (including estimates of future cash flows); postemployment, postretirement and other employee benefit liabilities; bad debts; restructuring reserves; realization of deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Mill Stockpiles, Leach Stockpiles, Inventories and Supplies. Mill stockpiles, leach stockpiles, inventories and supplies are stated at the lower of cost or market. For PDMC mined copper ore and other metal inventories, cost is determined by the last-in, first-out (LIFO) method and includes all costs incurred to the applicable stage of processing. Costs include labor and benefits, supplies, energy, depreciation and amortization, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction and refining. General and administrative costs for division and corporate offices are not included in inventory values.

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

      For PDI, we use the LIFO method to value metal inventories. We use the first-in, first-out (FIFO) or moving average cost methods to determine costs for substantially all other PDI inventories. Costs include raw materials, direct and indirect production costs, and depreciation. General and administrative costs for division and corporate offices are not included in inventory values.

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

      Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to more than 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take several years.

      Our processes and recovery rates are monitored continuously. We adjust our recovery rate estimates periodically as we learn more about the long-term leaching process and as the related technology changes. Estimates of copper contained in leach stockpiles are reduced as copper is recovered from the stockpile.

Work-in-process

      Work-in-process inventories at PDMC represent materials that are in the process of being converted into a salable product. Conversion processes vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates. For oxide ores, processing includes solution extraction and electrowinning and results in the production of copper cathodes. In-process material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the cost of the source material plus in-process conversion costs incurred to various points in the process, including depreciation relating to the associated process facilities. Molybdenum in-process inventory includes the cost of molybdenum concentrates and the costs incurred to convert those concentrates into various high-purity molybdenum chemicals or metallurgical products.

      Work-in-process inventories at PDI represent wire and cable that is in the process of being converted into a salable product. In-process inventories are valued based on the cost of raw materials (copper, aluminum, and coating and insulating materials) plus in-process conversion costs incurred to various points in the process, including depreciation relating to the associated process facilities.

Finished goods

      Finished goods at PDMC include salable products (e.g., copper concentrates, copper anodes, copper cathodes, copper rod, high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the cost of the source material plus applicable conversion costs, including depreciation relating to the associated process facilities.

      Finished goods at PDI include salable products, primarily copper and aluminum wire and cable and carbon black. Carbon black is produced instantaneously from feedstock oil (a raw material). Finished goods are valued based on the cost of the source material plus applicable conversion costs, including depreciation relating to the associated process facilities and packaging.

Raw materials

      Raw material at PDI includes purchased copper, aluminum, coating and insulating materials, and feedstock oil. PDMC generally supplies copper to our U.S. wire and cable business locations on a consignment basis.

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

      Depreciation rates for smelter and refinery production are based on the ratio of total life-of-facility depreciable assets over projected life-of-facility production. Depreciable facility assets exclude non-depreciable assets (such as land values) and short-lived assets (which are depreciated on a straight-line basis over their estimated useful lives less estimated salvage value).

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

      Our policy for repair and maintenance costs incurred in connection with periodic, planned, major maintenance activities that benefit future periods at our continuously operating copper smelters and molybdenum roasters is to defer such costs when incurred and charge them to operations equally during the subsequent periods benefited. These operations require shutdowns of the entire facility to perform planned, major repair and maintenance activities on furnaces, acid plants, anode vessels, oxygen plants and other ancillary facilities. The frequency of such repair and maintenance activities is predictable and scheduled and typically ranges from 12 to 36 months depending on the facility and area involved.

Environmental Expenditures. Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is accrued when a closure determination is made and approved by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on the specific facts and circumstances. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable. We recognize insurance receivables for environmental remediation when a settlement is reached with the insurance carrier.

Mine Closure Costs. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation costs. We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. We assess the cash flow estimates and timing associated with our AROs on an annual basis, and we revise these estimates when facts and circumstances change, as necessary. Any refinements to our AROs as a result of cash flow estimates and timing revisions are recorded in the period incurred. Prior to the adoption of SFAS No. 143, we recognized our estimated mine closure costs over the life of active mining properties on a units-of-production basis. For non-operating sites on care-and-maintenance status, we suspended accrual of mine closure costs until the site resumed production. When management determined a mine should be permanently closed, any unrecognized closure obligation was recognized. For acquired mining properties, the portion of the reclamation obligation that had been incurred as of the acquisition date was recognized as an obligation in the opening balance sheet on a fair value basis. In subsequent periods, the acquired closure liability was accreted on a quarterly basis, and the remaining estimated final reclamation costs for future disturbances at acquired properties were recognized on a units-of-production basis over the remaining life of the mining property. (For further discussion on the impact of the adoption of SFAS No. 143, refer to this note under New Accounting Standards – SFAS No. 143.)

Goodwill. Goodwill has indefinite useful lives and is not amortized but rather tested at least annually for impairment. Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. In 2001, goodwill was amortized on a straight-line basis over periods of 15 to 30 years. (Refer to further discussion in this note under New Accounting Standards – SFAS No. 142.)

Intangible Assets. Intangible assets include certain mining concessions, primarily mining concessions containing proven and probable ore reserves and mineralized material at the Company’s South American mines. The principal amortization method for such intangible assets is the computation of an overall unit rate that is applied to pounds of principal products sold from mine production. The remaining intangible assets are amortized on a straight-line basis over their respective useful lives.

Impairments. We evaluate our long-term assets held for use for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill and our identifiable intangible assets are evaluated at least annually for impairment. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal. (Refer to further discussion in this note under New Accounting Standards – SFAS Nos. 141, 142 and 144.)

Revenue Recognition. The Company sells its products pursuant to sales contracts entered into with its customers. Revenue for all our products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment of product. Product pricing is based upon quoted commodity prices plus applicable premiums or prevailing market prices.

      Certain of our sales agreements provide for provisional pricing based on either the New York Commodity Exchange (COMEX) or London Metal Exchange (LME) (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period, generally from one to three months after arrival at the customer’s facility. The Company’s provisionally priced sales contain an embedded derivative that, because it is unrelated to the commodity sale, is required to be accounted for separately from the contract. The contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting and accordingly is marked to market through earnings each period with reference to the appropriate commodity and exchange forward curve. At December 31, 2003, we had outstanding provisionally priced sales of 52.8 million pounds. For each 1 cent per pound change in the realized copper price, revenue and pre-tax income would vary (plus or minus) approximately $0.5 million on those sales.

Shipping and Handling Fees and Costs. Amounts billed to customers for shipping and handling are classified as sales and other operating revenues. Amounts incurred for shipping and handling are included in costs of products sold.

Hedging Programs. We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur that will result in exposing us to market risk. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. For a discussion on why we use derivative financial contracts, our year-end derivative positions and related financial results, refer to Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments.

      We recognize all derivative financial instruments as assets and liabilities and measure them at fair value. For derivative instruments that are designated and qualify as cash flow hedges (specifically, metal swap contracts, floating-to-fixed interest rate swaps, diesel fuel swaps and call options, and natural gas and feedstock oil call options), the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. For derivative instruments that are designated and qualify as fair value hedges (specifically, fixed-price copper swap and futures contracts, currency forward exchange contracts, and fixed-to-floating interest rate swaps), gains or losses resulting from changes in their fair value are recognized currently in earnings. In addition, the gain or loss resulting from changes in the fair value of the hedged item attributable to the hedged risk is adjusted and recognized currently in earnings. Therefore, any ineffectiveness would be recognized currently in earnings.

      Effectiveness testing for qualified hedge programs (with the exception of interest rate swaps) utilizes an intrinsic valuation methodology. This methodology excludes the time value of money component, which is recognized immediately in earnings. Our interest rate swaps meet the criteria to assume no hedge ineffectiveness.

      Changes in the fair value of derivatives that do not qualify for hedge treatment (specifically, copper rod swap and futures contracts, copper quotational period swap contracts, gold collars and certain diesel fuel price protection programs and currency swaps) are recognized currently in earnings.

Stock Compensation. At December 31, 2003, the Company had five stock-based option plans, which are described more fully in Note 16, Stock Option Plans; Restricted Stock. We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to compensation cost.

	2003	2002	2001
Net income (loss) as reported	$94.8	(338.1)	(331.5)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(11.2)	(13.8)	(12.0)

Pro forma net income (loss)	$83.6	(351.9)	(343.5)

Earnings (loss) per share
Basic – as reported	$0.92	(4.13)	(4.22)
Basic – pro forma	$0.79	(4.29)	(4.38)
Earnings (loss) per share
Diluted – as reported	$0.91	(4.13)	(4.22)
Diluted – pro forma	$0.79	(4.29)	(4.38)

Income Taxes. In addition to charging income for taxes actually paid or payable, the provision for taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for any deferred tax assets for which realization is unlikely. The effect on deferred income taxes of a change in tax rates and laws is recognized in income in the period that such changes are enacted. Deferred income taxes have not been provided on the Company’s share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because we consider those earnings to be reinvested indefinitely.

Pension Plans. We have trusteed, non-contributory pension plans covering substantially all of our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees. With respect to certain of these plans, the benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, the benefits are calculated based on a fixed amount for each year of service. Our funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans or, in the case of international subsidiaries, the minimum legal requirements in that particular country. Additional contributions also may be made from time to time.

Postretirement Benefits Other Than Pensions. We have postretirement medical and life insurance benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. Postretirement benefits vary among plans and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that contributions shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

Postemployment Benefits. We have certain postemployment benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. The benefit plans may provide severance, long-term disability income, health care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. We account for these benefits on an accrual basis. Our funding policy provides that contributions shall be at least equal to our cash basis obligation. Additional amounts may also be provided from time to time.

Earnings (Loss) Per Share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, and the numerator excludes dividends. Restricted stock is unvested; accordingly, these shares are only included in the computation of diluted earnings per share as they are only contingent upon vesting.

	2003	2002	2001
Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$94.8	(338.1)	(331.5)
Preferred stock dividends	(13.5)	(9.1)	—

Net income (loss) applicable to common shares	81.3	(347.2)	(331.5)
Denominator:
Weighted average common shares outstanding	88.8	84.1	78.5

Basic earnings (loss) per common share	$0.92	(4.13)	(4.22)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$94.8	(338.1)	(331.5)
Preferred stock dividends	(13.5)	(9.1)	—

Net income (loss) applicable to common shares	81.3	(347.2)	(331.5)
Denominator:
Weighted average common shares outstanding	88.8	84.1	78.5
Weighted average employee stock options*	0.4	—	—
Weighted average restricted stock issued to employees	0.2	—	—

Total weighted average common shares outstanding	89.4	84.1	78.5

Diluted earnings (loss) per common share**	$0.91	(4.13)	(4.22)

*	Additional common shares of 0.3 million and 0.2 million in 2002 and 2001, respectively, were anti-dilutive.
**
If the conversion of mandatory convertible preferred shares to common shares of 4.7 million shares and 2.8 million shares for the years ended December 31, 2003 and 2002, respectively, were reflected, diluted earnings (loss) per common share of $1.01 and $(3.88), respectively, would have been anti-dilutive.

      Stock options excluded from the computation of diluted earnings per share because option exercise prices exceeded the per share market value of our common stock were as follows:

	2003	2002	2001
Outstanding options	6.3	8.9	7.7
Average option exercise price	$61.27	56.67	61.91

New Accounting Standards. In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminated SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amended SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The Company adopted this Statement in the 2003 first quarter. As a result, we reclassified the 2002 third quarter extraordinary item for debt extinguishment costs to a recurring item.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires recognition of such liabilities when incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement was effective for exit or disposal activities initiated after December 31, 2002.

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were adopted for our year ended December 31, 2002; the initial recognition and measurement provisions were adopted on a prospective basis for guarantees issued or modified after December 31, 2002. There were no guarantees issued or modified in 2003 that required fair value recognition as a liability that had a material impact on our financial statements. (Refer to Note 20, Guarantees, for further discussion.)

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

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. For any entities created prior to February 1, 2003, we are currently assessing the impact of FIN 46 and FIN 46-R and do not believe that the adoption of FIN 46 and FIN 46-R will have a material impact on our financial reporting and disclosures.

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

      In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Company’s financial reporting and disclosures.

      Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, asset retirement obligations are recognized when incurred and displayed as liabilities, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Upon adoption, we recorded an increase to our closure and reclamation reserve of approximately $2.5 million, net, an increase in our mining properties’ assets and intangibles of approximately $12.2 million and a cumulative effect gain of $8.4 million, net of deferred income taxes. For the year ended December 31, 2003, the effect of adopting SFAS No. 143 increased income before extraordinary item and cumulative effect of accounting changes by approximately $15.9 million, or 18 cents per basic and diluted common share.

      The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

		SFAS	January 1,
		No. 143	2003
	December 31,	Adoption	After
	2002	Impact	Adoption
Mining properties	$907.4	63.8 *	971.2
Mining properties – accumulated depreciation	(197.1)	(53.2)	(250.3)

Net mining properties assets	$710.3	10.6	720.9

Intangibles	$439.5	3.6 *	443.1
Intangibles – accumulated amortization	(93.6)	(2.0)	(95.6)

Net intangibles	$345.9	1.6	347.5

Asset retirement obligation liability	$138.6	10.4 **	149.0

*
Amounts include $84.0 million and $7.5 million of additions related to recording asset retirement costs, offset by $20.2 million and $3.9 million to reduce amounts recognized as ore reserves in purchase accounting.

**	Amount consists of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

      The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2001, are presented below:

	2003	2002	2001
Income (loss) before extraordinary item and cumulative effect of accounting changes as reported	$18.1	(315.2)	(329.5)
Reduced (increased) cost of products sold, net of tax	–	25.7	(0.1)
Additional depreciation expense, net of tax benefit	–	(1.9)	(2.8)

Pro forma income (loss) before extraordinary item and cumulative effect of accounting changes	$18.1	(291.4)	(332.4)

Earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes:
Basic and diluted – as reported	$0.06	(3.86)	(4.19)
Basic and diluted – pro forma	$0.06	(3.57)	(4.23)
Net income (loss) as reported	$94.8	(338.1)	(331.5)
Pro forma net income (loss)	$86.4	(314.3)	(334.4)
Earnings (loss) per common share:
Basic – as reported	$0.92	(4.13)	(4.22)
Basic – pro forma	$0.83	(3.84)	(4.26)
Diluted – as reported	$0.91	(4.13)	(4.22)
Diluted – pro forma	$0.82	(3.84)	(4.26)

      The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2002, are as follows:

Pro forma asset retirement obligation liability – January 1, 2002	$138.1
Pro forma asset retirement obligation liability – December 31, 2002	$149.0

      In December 2003, FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003.

      In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and will broaden the presentation of discontinued operations to include more disposal transactions. This Statement was adopted by the Company on January 1, 2002, and was applied in the determination of our Wire and Cable segment’s asset impairment charge in the 2003 fourth quarter and 2002 third quarter, and PDMC’s impairment charge in the 2002 fourth quarter.

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the Specialty Chemicals segment, and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the Wire and Cable segment, for a total of $143.1 million, net. (Refer to Note 9, Goodwill, for further discussion.)

      Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. Upon completion of the transitional impairment tests, the net book value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle. The pro forma effect of not amortizing goodwill in 2001 would have reduced goodwill amortization expense by $7.3 million, reduced net loss by $6.1 million and reduced loss per common share by 8 cents.

      During 2001, we adopted SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

      In November 2001, the Company entered into an agreement (the Receivables Facility) whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed PD Receivables LLC (PD

Receivables), a wholly owned, special purpose, bankruptcy-remote subsidiary. PD Receivables was formed for the sole purpose of buying and selling receivables generated by the Company and is consolidated with the operations of the Company. Under the Receivables Facility, the Company transfers certain of its trade receivables to PD Receivables. PD Receivables, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables, and is permitted to receive advances of up to $85.0 million for the sale of such undivided interest. The agreement expired in December 2003 and was extended for the second of two successive one-year periods, subject to mutual agreement.

      The transactions are accounted for as a sale of receivables under the provisions of SFAS No. 140. At December 31, 2003 and 2002, there was $85.0 million and $68.1 million, respectively, advanced under the Receivables Facility. Costs associated with the sales of receivables, primarily related to funding and service costs charged by the finance group, were $1.1 million, $2.3 million and $0.3 million during 2003, 2002 and 2001, respectively, and are included in cost of products sold in the Statement of Consolidated Operations.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or other comprehensive income (loss) (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The implementation resulted in a cumulative effect charge of $2.0 million (before and after taxes), or 3 cents per common share, and a cumulative reduction to OCI of $7.1 million (before and after taxes).

Reclassification. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

2. Acquisitions and Divestitures

      Chino Mines Company Acquisition. On December 19, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei). Heisei informed the Company that it decided to exit the partnership because Chino was no longer a strategic fit for its business. Under the terms of the agreement, Heisei paid $114 million in cash, including approximately $64 million placed into a trust to fund one-third of Chino’s financial assurance obligations under New Mexico mining reclamation laws. Under the terms of the agreement, the Company assumed most ongoing liabilities; however, Heisei retained responsibility for its one-third share of any natural resource damage claims for matters occurring prior to the date of the agreement and, in certain circumstances, adverse changes in the laws and regulations relating to reclamation.

      This acquisition was accounted for as a purchase transaction and recorded in accordance with the guidance of SFAS No. 141, “Business Combinations.” Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of the assets received (including $50 million of cash received and $0.9 million of cash acquired from Heisei, and $64 million placed into trust) exceeded the fair value of liabilities assumed resulting in negative goodwill, which was allocated to the fair value of the long-lived assets. In accordance with SFAS No. 141, the remaining excess of $68.3 million was recognized as an extraordinary gain. The extraordinary gain principally resulted from negotiating the trust payment based on certain closure assumptions, such as timing of cash flow estimates, discount rates and escalation rates used by the state of New Mexico in early 2002, which differ from assumptions Phelps Dodge must use on a viable mine basis utilizing cash flows negotiated with the state in December 2003, with the applicable discount rate and escalation rate used to fair value our current asset retirement obligations under SFAS No. 143. Additionally, the cash payment negotiated to cover Heisei’s one-third share of Chino’s other liabilities at the time of the agreement, was negotiated on a shut-down basis and included liabilities that would only be incurred if the Chino operations were to cease. The results of operations for Chino Mines Company have been included in the consolidated financial results for the period December 19 to December 31, 2003. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 19, 2003:

Cash and cash equivalents	$50.9
Other current assets	7.8
Trust assets	64.0

Total assets acquired	122.7

Current liabilities	10.6
Other liabilities and deferred credits	43.8

Total liabilities assumed	54.4

Extraordinary gain	$68.3

      The following pro forma information summarizes the results of consolidated Phelps Dodge operations as if the acquisition had been completed as of the beginning of the periods presented:

	2003	2002	2001
Sales and other operating revenues	$4,168.1	3,751.7	4,045.1
Income (loss) before extraordinary item and cumulative effect of accounting changes	$13.8	(317.2)	(342.2)
Net income (loss)*	$20.7	(340.0)	(344.3)
Earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes
Basic and diluted – as reported	$0.06	(3.86)	(4.19)
Basic and diluted – pro forma	$0.00	(3.88)	(4.36)
Earnings (loss) per common share
Basic – as reported	$0.92	(4.13)	(4.22)
Basic – pro forma*	$0.08	(4.15)	(4.39)
Diluted – as reported	$0.91	(4.13)	(4.22)
Diluted – pro forma*	$0.08	(4.15)	(4.39)

*	The 2003 pro forma net income and earnings per common share amounts exclude the extraordinary gain of $68.3 million.

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

Alcoa Fios e Cabos Electricos Acquisition. In December 1997, we acquired a 60 percent interest in the Brazilian copper and aluminum wire and cable manufacturing business (the Business) of Alcoa Aluminio, S.A. (Aluminio) for $72 million. At that time, the fair value of the Business was approximately $120 million. As part of the purchase agreement, Aluminio was given an optional exit mechanism to sell to the Company all, but not less than all, of its remaining shares in the Business. The agreement stipulated that Aluminio could exercise its option between December 31, 2000, and January 1, 2006. Under the terms of the agreement, the exit price would be the greater of (a) the sum of (i) the aggregate amount of cash paid in by Aluminio to subscribe to capital increases, plus (ii) $48 million or (b) the value of shareholders’ equity represented by Aluminio’s shares. In January 2001, Aluminio gave the Company notice of its intent to exercise the option. As a result of other commitments by Aluminio under the purchase agreement, the exit price was renegotiated and the transaction to acquire Aluminio’s remaining 40 percent interest in the Business closed in March 2001 for $44.8 million. The final settlement price of $44.8 million was allocated to goodwill ($13.0 million), fixed assets ($3.2 million), other net assets ($1.3 million) and minority interests in consolidated subsidiaries ($27.3 million).

3. Special Items and Provisions

      Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. (All references to per share earnings or losses are based on diluted earnings per share.)

Note: Supplemental Data

      The following table summarizes special items and provisions for the year ended December 31, 2003:

	Pre-tax	After-tax	$/Share
Statement of Consolidated Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:*
PDMC —
Environmental provisions, net	$(5.5)	(5.2)	(0.06)

PDI —
Environmental provisions, net	0.9	0.9	0.01
Goodwill impairment charge	(0.9)	(0.9)	(0.01)
Asset impairment charges	(1.7)	(1.7)	(0.02)
Reassessment of prior restructuring programs	0.2	0.2	—
Termination of foreign postretirement benefit plan	3.2	2.4	0.03

	1.7	0.9	0.01

Corporate and Other —
Environmental provisions, net	(23.8)	(22.7)	(0.25)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historic Cyprus Amax legal matters	(2.9)	(2.9)	(0.03)
Probable Texas franchise tax matter	(8.0)	(8.0)	(0.09)

	(34.2)	(33.1)	(0.36)

	(38.0)	(37.4)	(0.41)

Miscellaneous income and expense, net:
Gain on sale of cost investment	6.4	6.4	0.07

Benefit (provision) for taxes on income:
Tax benefit for additional 2001 net income operating loss carryback	—	1.0	0.01

Extraordinary gain on acquisition of partner’s one-third interest in Chino Mines Company	68.3	68.3	0.76

Cumulative effect of accounting change	9.7	8.4	0.09

	$46.4	46.7	0.52

*	Refer to Note 23, Business Segment Data, for special items and provisions by segment.

      A net charge for environmental provisions of $28.4 million ($27.0 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)

      In the 2003 fourth quarter, we determined that due to continuing reduced market conditions in North America for magnet wire and high performance conductors, the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in further impairment charges related to these assets of $1.3 million. The amount of the additional asset impairment was determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. No additional severance related charges were required. Additionally, a write-down of $0.4 million was recognized to reduce the carrying value of the assets of our Hopkinsville facility closed in 2000. This adjustment reflected our current view of the fair value of these assets. We also performed an impairment test on goodwill at our magnet wire and high performance conductors facilities through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off magnet wire’s entire goodwill. Also during the quarter, we recorded a $0.2 million gain (before and after taxes) for the reassessment of termination benefits associated with the September 2002 restructuring program.

      A gain of $3.2 million ($2.4 million after-tax) was recognized from the termination of a foreign postretirement benefit plan associated with our Specialty Chemicals segment.

      Net insurance recoveries of $0.5 million (before and after taxes) were received from settlements reached with several insurance companies on historic environmental liability claims.

      A charge of $2.9 million (before and after taxes) was recognized for historic Cyprus Amax Minerals Company (Cyprus Amax) legal matters. The Company acquired Cyprus Amax in October 1999.

      In the 2003 fourth quarter, a charge of $8.0 million (before and after taxes) was recognized for a probable Texas franchise tax matter. (Refer to Note 21, Contingencies, for further discussion.)

      A $6.4 million gain (before and after taxes) was recognized for the sale of a wire and cable cost investment.

      In the 2003 fourth quarter, we determined that an additional $1.0 million was required for net operating loss carryback for 2001 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

      An extraordinary gain of $68.3 million (before and after taxes) was recognized for our acquisition of Heisei’s one-third share in Chino Mines Company, located in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      A $9.7 million gain ($8.4 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 143. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

      The following table summarizes special items and provisions for the year ended December 31, 2002:

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:*
PDMC —
December 2002 impairments and provisions:
Asset impairment charges	$(146.5)	(146.5)	(1.74)
Accrued closure costs	(7.0)	(7.0)	(0.08)
Environmental provisions, net	(1.6)	(1.6)	(0.02)
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	5.1	5.1	0.06
Additional retirement benefits	(6.4)	(6.4)	(0.08)
Environmental insurance recoveries, net	16.9	14.3	0.17
Sale of non-core real estate	22.6	22.6	0.27

	(116.9)	(119.5)	(1.42)

PDI —
September 2002 restructuring programs	(23.6)	(23.0)	(0.27)
Environmental provisions, net	0.3	0.3	—
Reassessment of prior restructuring programs	1.3	1.3	0.02

	(22.0)	(21.4)	(0.25)

Corporate and Other —
Environmental provisions, net	(12.7)	(12.7)	(0.15)
Environmental insurance recoveries, net	17.4	14.8	0.18
Historic Cyprus Amax lawsuit settlements	(54.7)	(53.0)	(0.63)
Historic Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)
Legal loss contingency	(1.0)	(1.0)	(0.01)

	(97.5)	(96.9)	(1.15)

	(236.4)	(237.8)	(2.82)

Early debt extinguishment costs	(31.3)	(26.6)	(0.32)

Miscellaneous income and expense, net:
Cost investment write-downs	(1.2)	(1.2)	(0.01)

Benefit (provision) for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.15
Tax benefit for 2001 net operating loss carryback	—	66.6	0.79

	—	79.6	0.94

Cumulative effect of accounting change	(33.0)	(22.9)	(0.27)

	$(301.9)	(208.9)	(2.48)

*	Refer to Note 23, Business Segment Data, for special items and provisions by segment.

      In December 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million (before and after taxes) at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The revised mine plans and associated cash flows used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of the discounted cash flows of the remaining ore reserves. The Hidalgo impairment included a $12.9 million write-down (before and after taxes) of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined that Hidalgo will probably not be reconfigured to produce acid as originally anticipated and that the net book value of Hidalgo assets would probably not be recovered. Hidalgo’s power facilities will continue to generate electricity when needed, and the facility will continue to be a backup alternative as a reliable producer of acid if conditions warrant. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million charge (before and after taxes) for the estimated remaining costs of its closure obligation at Hidalgo. Phelps Dodge has reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million (before and after taxes). This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

      On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes reduced our costs and aligned our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, high performance conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other high performance conductors facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.6 million ($23.0 million after-tax). Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. We also performed an impairment test on the goodwill at our wire and cable plants through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that an additional impairment loss was not required. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

      A net charge for environmental provisions of $14.0 million (before and after taxes) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)

      The net effect of the reassessment of prior restructuring programs was zero (before and after taxes). PDMC recorded a $5.1 million gain (before and after taxes) for the reassessment of the October 2001 restructuring programs and a $6.4 million charge (before and after taxes) for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations since these operations will remain curtailed beyond one year from their January 2002 curtailment. PDI recorded a $1.3 million gain (before and after taxes) for the reassessment of prior restructuring programs associated with its Specialty Chemicals segment ($0.5 million before and after taxes) and its Wire and Cable segment ($0.8 million before and after taxes).

      A gain of $22.6 million (before and after taxes) was recognized for the sale of the Dawson Ranch property in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      Net insurance recoveries of $34.3 million ($29.1 million after-tax) were received from settlements reached with several insurance companies on historic environmental liability claims.

      A $54.7 million pre-tax charge ($53.0 million after-tax) was recognized for settlement of lawsuits related to Cyprus Amax. This included an $11.2 million pre-tax charge ($9.5 million after-tax) for the settlement of a lawsuit related to Amax Oil & Gas, and a $43.5 million charge (before and after taxes) for the settlement of a lawsuit with RAG American Coal Company (RAG). In addition, there was a $46.5 million charge ($45.0 million after-tax) associated with an award made in a binding arbitration proceeding filed against Cyprus Amax by Plateau Mining Corporation (a former subsidiary of Cyprus Amax).

      A net $1.0 million charge (before and after taxes) was recognized for the settlement of legal matters.

      A $1.2 million charge (before and after taxes) was recognized for the write-off of two cost basis investments.

      A $31.3 million charge ($26.6 million after-tax) was recognized for early debt extinguishment costs. (Refer to Note 1, Summary of Significant Accounting Policies for a discussion of the accounting change for early debt extinguishments, and Note 14, Debt and Other Financing, for further discussion.)

      A $33.0 million charge ($22.9 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 142. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

      In 2002, the tax benefit included the release of deferred taxes previously provided with regard to Plateau Mining Corporation ($13.0 million) and a tax benefit of $66.6 million for net operating loss carryback prior to 2002 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

      The following table presents a roll-forward of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

	2002
	Provision*	Additions	Payments	12/31/02
PDI —
Wire and Cable
Employee severance and relocation**	$3.3	0.6	(2.6)	1.3

*	Provision excluded $2.8 million of pension and other postretirement charges included in long-term liabilities.
**	Relocation costs were charged to expense as incurred.

		Reassess-
	12/31/02	ments	Payments	12/31/03
PDI —
Wire and Cable
Employee severance	$1.3	(0.2)	(1.1)	—

      A reassessment of $0.2 million for employee termination benefits at PDI’s Wire and Cable segment was made because subsequently it was determined that these termination benefits were not necessary as all the benefits have been paid.

Note: Supplemental Data

      The following table summarizes special items and provisions for the year ended December 31, 2001:

	Pre-tax	After-tax	$/Share
Statement of Consolidated Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:*
PDMC —
Restructuring programs	$(27.1)	(27.1)	(0.35)
Environmental provisions	(14.9)	(14.9)	(0.19)
Gain on sale of Sossego	39.9	39.9	0.51

	(2.1)	(2.1)	(0.03)

PDI —
Restructuring programs	(1.4)	(1.4)	(0.02)
Hopkinsville facility write-down	(3.3)	(3.3)	(0.04)

	(4.7)	(4.7)	(0.06)

Corporate and Other —
Environmental provisions, net	(16.2)	(16.2)	(0.21)
Environmental insurance recoveries, net	61.8	61.8	0.79
Insurance settlement for legal loss contingency	9.0	9.0	0.11
Restructuring programs	(1.3)	(1.3)	(0.01)
Other	(5.9)	(5.9)	(0.07)

	47.4	47.4	0.61

	40.6	40.6	0.52

Miscellaneous income and expense, net:
Impairment loss on investments	(12.9)	(12.9)	(0.16)
Interest on prior years’ tax refunds	4.3	4.3	0.05
Other	1.5	1.5	0.02

	(7.1)	(7.1)	(0.09)

Benefit (provision) for taxes on income:
El Abra deferred tax asset valuation allowance	–	(57.9)	(0.74)

Cumulative effect of accounting change	(2.0)	(2.0)	(0.03)

	$31.5	(26.4)	(0.34)

*	Refer to Note 23, Business Segment Data, for special items and provisions by segment.

      During 2001, we recorded charges of $29.8 million (before and after taxes) for restructuring programs comprising $27.1 million (before and after taxes) at PDMC, $1.4 million (before and after taxes) at PDI and $1.3 million (before and after taxes) at Corporate. In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives, which led to a reduction of approximately 500 positions. This resulted in an $11.3 million charge (before and after taxes) primarily for employee severance and benefit costs. In the fourth quarter of 2001, we announced a series of actions to address the then-current economic environment, including changes in copper operations that led us to curtail approximately 220,000 metric tons of copper production annually (including our partner’s share) and to curtail 54,000 metric tons of North American carbon black production annually in 2002. These actions resulted in the layoff of approximately 1,600 employees mostly in January 2002. The Chino and Miami mines were temporarily closed, the Bagdad and Sierrita mines were operating at approximately one-half capacity, the Chino smelter and the Miami refinery were temporarily closed (approximately 1,500 positions), and Columbian Chemicals Company temporarily closed its El Dorado, Arkansas, facility (approximately 100 positions). This plan resulted in an $18.5 million net charge (before and after taxes) for employee reductions and facility closures associated with the announced production curtailments.

      A net charge for environmental provisions of $31.1 million (before and after taxes) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)

      A gain of $39.9 million (before and after taxes) was recognized from the sale of our 50 percent interest in the Sossego project. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      A $3.3 million charge (before and after taxes) was taken to write down the closed Hopkinsville, Kentucky, magnet wire facility to its net realizable value due to depressed market conditions.

      Net insurance recoveries of $61.8 million (before and after taxes) were received from settlements reached with several insurance companies on historic environmental liability claims. In addition, there was a $5.9 million charge (before and after taxes) related to other net special items recognized in 2001.

      A $9.0 million gain (before and after taxes) was recognized from the settlement reached with one of our insurance carriers associated with potential future legal matters.

      Special charges in miscellaneous income and expense in 2001 included a $12.9 million charge (before and after taxes) to recognize the impairment of our investment in Compañia San Ignacio de Morococha S.A. (SIMSA) ($9.1 million), a Peruvian zinc mine, and Equatorial Mining ($3.8 million) in Australia. Additionally, a $5.8 million gain (before and after taxes) was recognized for other net special items, which was primarily $4.3 million (before and after taxes) of interest income on prior years’ tax refunds.

      A $2.0 million charge (before and after taxes) was recorded for the cumulative effect of accounting change arising from the implementation of SFAS Nos. 133 and 138. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards for further discussion.)

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

      The following tables present a roll-forward of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet:

	2001	Reassess-
	Provision*	ments	Payments	12/31/01
PDMC —
U.S. Mines
Morenci
Employee severance and relocation**	$1.7	—	(1.4)	0.3

Bagdad/Sierrita
Employee severance and relocation**	3.6	—	(0.1)	3.5
Mothballing/take-or-pay contracts	3.1	—	—	3.1

	6.7	—	(0.1)	6.6

Miami/Bisbee
Employee severance and relocation**	2.0	—	(0.2)	1.8
Mothballing/take-or-pay contracts	1.0	—	—	1.0

	3.0	—	(0.2)	2.8

Chino/Cobre
Employee severance and relocation**	1.8	—	(0.6)	1.2
Mothballing/take-or-pay contracts	0.2	—	—	0.2

	2.0	—	(0.6)	1.4

Tyrone
Employee severance and relocation**	0.5	—	(0.3)	0.2

	13.9	—	(2.6)	11.3

Manufacturing and Sales
Employee severance and relocation**	1.7	—	(0.3)	1.4
Mothballing/take-or-pay contracts	4.4	—	(0.3)	4.1

	6.1	—	(0.6)	5.5

Primary Molybdenum
Employee severance and relocation**	0.3	—	(0.2)	0.1

Other Mining
Employee severance and relocation**	1.7	—	(0.9)	0.8

	22.0	—	(4.3)	17.7

PDI —
Specialty Chemicals
Disposal and dismantling	0.6	—	(0.1)	0.5
Employee severance and relocation**	0.8	—	—	0.8

	1.4	—	(0.1)	1.3

Corporate and Other —
Employee severance and relocation**	0.9	—	(0.9)	—

	$24.3	—	(5.3)	19.0

*	Provision excluded $6.3 million of pension and other postretirement charges for the 2001 second quarter restructuring, included in long-term liabilities.
**	Relocation costs were charged to expense as incurred.

		Reassess-
	12/31/01	ments	Payments	12/31/02
PDMC —
U.S. Mines
Morenci
Employee severance	$0.3	0.1	(0.3)	0.1

Bagdad/Sierrita
Employee severance	3.5	(1.1)	(2.4)	—
Mothballing/take-or-pay contracts	3.1	(0.8)	(2.1)	0.2

	6.6	(1.9)	(4.5)	0.2

Miami/Bisbee
Employee severance	1.8	(0.5)	(1.3)	—
Mothballing/take-or-pay contracts	1.0	(0.4)	(0.5)	0.1

	2.8	(0.9)	(1.8)	0.1

Chino/Cobre
Employee severance	1.2	(0.7)	(0.4)	0.1
Mothballing/take-or-pay contracts	0.2	(0.1)	(0.1)	—

	1.4	(0.8)	(0.5)	0.1

Tyrone
Employee severance	0.2	—	(0.2)	—

	11.3	(3.5)	(7.3)	0.5

Manufacturing and Sales
Employee severance	1.4	(0.2)	(1.1)	0.1
Mothballing/take-or-pay contracts	4.1	(1.2)	(2.9)	—

	5.5	(1.4)	(4.0)	0.1

Primary Molybdenum
Employee severance	0.1	—	(0.1)	—

Other Mining
Employee severance	0.8	(0.2)	(0.6)	—

	17.7	(5.1)	(12.0)	0.6

PDI —
Specialty Chemicals
Disposal and dismantling	0.5	(0.4)	(0.1)	—
Employee severance	0.8	(0.1)	(0.7)	—

	1.3	(0.5)	(0.8)	—

	$19.0	(5.6)	(12.8)	0.6

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

		Reassess-
	12/31/02	ments	Payments	12/31/03
PDMC —
U.S. Mines
Morenci
Employee severance	$0.1	—	(0.1)	—

Bagdad/Sierrita
Mothballing/take-or-pay contracts	0.2	—	(0.2)	—

Miami/Bisbee
Mothballing/take-or-pay contracts	0.1	—	(0.1)	—

Chino/Cobre
Employee severance	0.1	—	(0.1)	—

	0.5	—	(0.5)	—

Manufacturing and Sales
Employee severance	0.1	—	(0.1)	—

	$0.6	—	(0.6)	—

      In the second quarter of 2000, we announced a plan to reduce operating costs and restructure operations at our Miami/Bisbee, Primary Molybdenum and Wire and Cable segments by (i) curtailing high-cost copper production at the Miami copper mine in Arizona and reducing its mining activities; (ii) curtailing molybdenum production by approximately 20 percent at the Henderson mine in Colorado; (iii) ceasing production at two wire and cable plants in Venezuela; and (iv) closing a telephone cable operation in El Salvador.

      The following tables present a roll-forward of the liabilities incurred in connection with the 2000 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet:

		Reassess-
	12/31/00	ments	Payments	12/31/01
PDMC —
U.S. Mines
Miami/Bisbee
Employee severance	$0.7	(0.7)	—	—

Primary Molybdenum
Employee severance	0.9	(0.6)	(0.3)	—

	1.6	(1.3)	(0.3)	—
PDI —
Wire and Cable
Plant removal and dismantling	3.0	—	(1.1)	1.9

	$4.6	(1.3)	(1.4)	1.9

      A reassessment of $1.3 million for employee termination benefits at PDMC’s segments was made because subsequently, as the plan was being implemented, it was determined that certain employees identified in the restructuring plan would be retained after all and moved to positions being filled by contractors.

		Reassess-
	12/31/01	ments	Payments	12/31/02
PDI —
Wire and Cable
Plant removal and dismantling	$1.9	(1.3)	(0.1)	0.5

     PDI’s Wire and Cable segment reassessment related to (i) a $0.5 million adjustment to plant dismantling charges related to the wire and cable plant closures in Venezuela and (ii) a $0.8 million non-cash deduction related to the devaluation of Venezuelan currency.

		Reassess-
	12/31/02	ments	Payments	12/31/03
PDI —
Wire and Cable
Plant removal and dismantling	$0.5	—	—	0.5

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

      The following tables present a roll-forward from December 31, 1999, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

		Reassess-
	12/31/00	ments	Payments	12/31/01
PDMC —
Other Mining
Employee severance	$0.4	—	(0.2)	0.2
Mothballing/take-or-pay contracts	2.5	—	(1.1)	1.4

	2.9	—	(1.3)	1.6

PDI —
Specialty Chemicals
Disposal and dismantling	1.3	(1.0)	—	0.3
Environmental	0.7	—	(0.1)	0.6

	2.0	(1.0)	(0.1)	0.9

Wire and Cable
Employee severance	0.4	—	(0.4)	—
Take-or-pay contracts	2.0	—	(0.9)	1.1
Plant removal and dismantling	0.8	—	(0.6)	0.2

	3.2	—	(1.9)	1.3

	5.2	(1.0)	(2.0)	2.2

	$8.1	(1.0)	(3.3)	3.8

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
PDMC —
Other Mining
Employee severance	$0.2	(0.1)	(0.1)	—
Mothballing/take-or-pay contracts	1.4	—	(0.8)	0.6

	1.6	(0.1)	(0.9)	0.6

PDI —
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

		Reassess-
	12/31/02	ments	Payments	12/31/03
PDMC —
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	—	0.6

PDI —
Wire and Cable
Take-or-pay contracts	1.0	—	—	1.0

	$1.6	—	—	1.6

4. Investments and Long-Term Receivables

      Investments and long-term receivables at December 31 were as follows:

	2003	2002
Equity basis:
International wire and cable manufacturers	$5.9	5.2
Port Carteret (50%)	20.7	20.9
Other	6.4	5.7
Cost basis and notes receivable:
Southern Peru Copper Corporation (14%)	13.2	13.2
Long-term bond investments*	33.7	31.7
Other investments	27.8	16.7
Notes receivable and other**	42.6	38.9

	$150.3	132.3

*	$17.3 million of long-term bond investments has been secured against a letter of credit.
**
Included $29.4 million in 2003 and 2002, due from El Abra for funding CODELCO’s 49 percent share of El Abra subordinated loans. In addition, 2003 included $3.4 million of interest receivable on the El Abra subordinated loans, which is based on LIBOR plus 5.5 percent per year and will mature in May 2007 after El Abra’s senior loans are paid.

      Equity earnings (losses) were as follows (in millions): 2003 — $2.7; 2002 — $2.7; 2001 — ($0.3).

      Dividends from equity basis investments received were as follows (in millions): 2003 — $2.5; 2002 — $4.3; 2001 — $1.4.

      Our retained earnings include undistributed earnings of equity basis investments of (in millions): 2003 — $63.8; 2002 — $63.6; 2001 — $65.2.

      Condensed financial information for our equity basis investments at December 31 was as follows:

	2003	2002	2001
Sales	$123.1	87.0	109.7
Net income (loss)	$7.5	7.1	3.1

	2003	2002	2001
Net current assets	$25.6	10.8	14.8
Property, plant and equipment, net	87.6	73.0	62.9
Long-term debt	(29.1)	(27.6)	(7.3)
Other assets and liabilities, net	(1.4)	3.1	(1.0)

Net assets	$82.7	59.3	69.4

5. Miscellaneous Income and Expense, Net

      Miscellaneous income and expense, net for the years ended December 31 was as follows:

	2003	2002	2001
Interest income	$16.4	15.8	23.3
Investment impairments*	—	(1.2)	(12.9)
Southern Peru Copper Corporation dividend (14% minority interest)	6.3	4.0	4.0
Gain on sale of Viohalco investment	6.4	—	—
Interest on IRS refund	—	—	4.3
Willow Creek insurance settlement	—	—	1.5
Foreign currency exchange loss	(0.1)	(3.0)	(1.2)
Non-qualified trust asset mark-to-market	4.6	(2.7)	(3.3)
Miscellaneous non-operating expenses	(18.0)	(11.8)	(7.7)
Royalties and rental income	1.5	1.1	2.7
Other	1.9	0.4	(2.6)

	$19.0	2.6	8.1

*	Write-down of cost investments ($1.2 million) during 2002, and impairment of investment in SIMSA ($9.1 million) and Equatorial Mining ($3.8 million) during 2001.

6. Income Taxes

      Geographic sources of income (loss) before taxes, minority interests, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting change for the years ended December 31 were as follows:

	2003	2002	2001
United States	$(141.4)	(498.0)	(320.6)
Foreign	212.8	73.0	74.0

	$71.4	(425.0)	(246.6)

      The (provision) benefit for income taxes for the years ended December 31 was as follows:

	2003	2002	2001
Current:
Federal	$10.7	133.5	(6.0)
State	0.5	1.2	6.2
Foreign	(60.6)	(18.7)	(14.3)

	(49.4)	116.0	(14.1)

Deferred:
Federal	(1.6)	18.4	13.4
State	1.0	(5.7)	1.2
Foreign	1.7	(13.8)	(78.3)

	1.1	(1.1)	(63.7)

	$(48.3)	114.9	(77.8)

      A reconciliation of the U.S. statutory tax rate to our effective tax rate was as follows:

Expense (benefit)
	2003	2002	2001
Statutory tax rate	35.0%	(35.0)	(35.0)
Depletion	(27.3)	(2.7)	(1.9)
State and local income taxes	(7.3)	1.2	(2.8)
Effective international tax rate	(3.2)	5.8	4.3
Adjustments to prior years	—	—	(3.0)
Valuation allowance	65.7	6.8	70.7
Other items, net	4.7	(4.1)	(0.8)

	67.6%	(28.0)	31.5

      We paid federal, state, local and foreign income taxes of approximately $28 million in 2003, compared with approximately $25 million in 2002 and approximately $43 million in 2001. U.S. losses cannot offset income in foreign jurisdictions, resulting in payment of foreign taxes. We received refunds of federal, state, local and foreign income taxes of approximately $80 million in 2003, compared with approximately $66 million in 2002 and approximately $36 million in 2001.

      At December 31, 2003, we had alternative minimum tax credits of approximately $342 million available for carryforward for U.S. federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax in any given year.

      The Company has U.S. net operating loss carryforwards for regular tax purposes of approximately $1,037 million expiring from 2004 to 2023; Hungarian net operating loss carryforwards of approximately $4 million expiring in 2007; and Chilean and Brazilian net operating loss carryforwards of approximately $307 million and $67 million, respectively, that do not expire. The Brazilian tax loss carryforwards can only be used to offset 30 percent of taxable income in any one year. The Company also has U.S. alternative minimum tax net operating loss carryforwards of approximately $550 million expiring from 2019 to 2023.

      The Company has approximately $87 million of U.S. capital loss carryforwards for regular tax purposes expiring in 2005 and approximately $160 million of U.S. capital loss carryforwards for alternative minimum tax purposes expiring from 2004 to 2005. Capital loss carryforwards may only be used to offset capital gains in the carryforward periods.

      On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. Our valuation allowances, which totaled $458.5 million and $508.4 million at December 31, 2003 and 2002, respectively, relate to all or a portion of our U.S. net operating loss, capital loss, and alternative minimum tax credit carryforwards and our Chilean net operating loss carryforwards. The decrease in our valuation allowances in 2003 related primarily to expiration of U.S. tax benefits for capital loss carryforwards and foreign tax credit carryforwards and the utilization of Chilean net operating loss carryforwards while the decrease in 2002 related primarily to our ability to utilize U.S. net operating loss carryforwards as a result of the enactment of the Job Creation and Worker Assistance Act of 2002 that enabled us to obtain a refund of taxes paid in prior years. The tax benefit recognized in 2002 is primarily attributable to these refunds and the related reduction in the valuation allowances, as well as the release of deferred taxes previously provided with regard to an arbitration award.

      Deferred income tax assets (liabilities) comprised the following at December 31:

	2003	2002
Tax credits	$341.7	353.4
Postretirement and postemployment benefits	123.1	113.4
Reserves	232.5	208.7
Mining costs	34.3	30.7
Net operating loss carryforwards	527.1	480.7
Capital loss carryforwards	30.5	41.9
Pensions	34.6	33.2
Other	16.9	33.4

Deferred tax assets	1,340.7	1,295.4
Valuation allowances	(461.3)	(508.4)

Net deferred tax assets	879.4	787.0

Goodwill	(11.2)	(13.1)
Capitalized interest and financing costs	(42.0)	(41.8)
Depreciation	(763.4)	(723.4)
Mining properties	(259.5)	(202.4)
Intangible mining assets	(144.8)	(155.5)

Deferred tax liabilities	(1,220.9)	(1,136.2)

	$(341.5)	(349.2)

      The Internal Revenue Service audit of the pre-acquisition Cyprus Amax federal income tax returns for the years 1997 through October 15, 1999, was closed in December 2003 without material adjustment to the tax liability as filed. The Phelps Dodge federal income tax returns for the years 1998 through 2002 are currently under examination by the Internal Revenue Service. Our management believes that resolution of any issues raised, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations.

      Income taxes have not been provided on our share (approximately $818 million) of undistributed earnings of our foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these earnings would generate additional foreign tax withholdings and U.S. tax of approximately $99 million and $15 million, respectively.

7. Mill and Leach Stockpiles, Inventories and Supplies

      Mill and leach stockpiles, inventories and supplies at December 31, 2003, were as follows:

	PDMC	PDI	Total
Mill and Leach Stockpiles —
Current:
Leach stockpiles	$22.4	—	22.4

Long-term:*
Mill stockpiles	$40.6	—	40.6
Leach stockpiles	48.6	—	48.6

	$89.2	—	89.2

Inventories —
Raw materials	$0.4	48.9	49.3
Work-in-process	38.7	12.7	51.4
Finished goods	204.7	74.3	279.0

	$243.8	135.9	379.7

Supplies	$123.9	26.8	150.7

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.

      Mill and leach stockpiles, inventories and supplies at December 31, 2002, were as follows:

	PDMC	PDI	Total
Mill and Leach Stockpiles —
Current:
Leach stockpiles	$48.9	—	48.9

Long-term:*
Mill stockpiles	$31.9	—	31.9
Leach stockpiles	32.4	—	32.4

	$64.3	—	64.3

Inventories —
Raw materials	$0.5	34.2	34.7
Work-in-process	18.8	13.4	32.2
Finished goods	260.4	71.2	331.6

	$279.7	118.8	398.5

Supplies	$118.0	24.8	142.8

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.

      Mill and leach stockpiles valued by the last-in, first-out method would have been greater if valued at current costs by approximately $464 million and $510 million at December 31, 2003 and 2002, respectively. Current costs for mill and leach stockpiles for both 2003 and 2002 are significantly higher than their respective carrying costs primarily due to 0.7 million tons at December 31, 2003, and 0.5 million tons at December 31, 2002, of copper contained in leach stockpiles that are carried at a zero value. That material was originally mined as waste, but as a result of changes in our technological capabilities is now expected to be processed.

      Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $137 million and $79 million at December 31, 2003 and 2002, respectively.

      Supplies are stated net of a reserve for obsolescence of $31.8 million and $28.4 million at December 31, 2003 and 2002, respectively. We use valuation allowances for defective, unusable or obsolete inventories.

8. Property, Plant and Equipment

      Property, plant and equipment at December 31 comprised the following:

	2003	2002
Buildings, machinery and equipment	$7,110.5	7,019.6
Mining properties	1,025.8	907.4
Capitalized mine development	188.2	171.8
Land and water rights	144.5	150.3

	8,469.0	8,249.1
Less accumulated depreciation, depletion and amortization	3,822.5	3,435.4

	$4,646.5	4,813.7

      Refer to Note 21, Contingencies, for property, plant and equipment associated with properties on care-and-maintenance status.

9. Goodwill

      Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, were as follows:

	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total
Balance as of December 31, 2001	$88.5	54.6	143.1
Goodwill acquired during period	—	—	—
Impairment losses upon adoption of SFAS No. 142	—	(33.0)	(33.0)
Goodwill included in the disposal of a business unit	—	—	—
Foreign currency translation adjustments	(19.4)	—	(19.4)

Balance as of December 31, 2002	69.1	21.6	90.7
Impairment losses	—	(0.9)	(0.9)
Foreign currency translation adjustments	8.6	—	8.6

Balance as of December 31, 2003	$77.7	20.7	98.4

      The Company completed its annual goodwill impairment test as of December 31, 2003. The Wire and Cable segment recorded an impairment charge of $0.9 million in 2003 to write off magnet wire’s goodwill. The Company will continue to test its goodwill annually as of December 31, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

10. Intangible Assets

      Intangible assets at December 31 comprised the following:

	2003	2002
Mining land concessions*	$426.6	422.8
Water and grazing rights	9.9	9.9
Non-mining land	5.6	5.0
Easements	1.9	1.8

	444.0	439.5
Less accumulated amortization	122.7	93.6

	$321.3	345.9

*
Included mining concessions containing proven and probable ore reserves and mineralized material at the Company’s South American mines; and included amounts for recording asset retirement costs associated with the implementation of SFAS No. 143. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Standards, for further discussion.)

      Amortization expense related to intangible assets was $27.1 million, $26.0 million, and $28.4 million for 2003, 2002, and 2001, respectively.

      The estimated annual aggregate amortization expense for intangible assets is $26.8 million, $27.3 million, $27.3 million, $27.4 million, and $27.6 million for 2004, 2005, 2006, 2007, and 2008, respectively.

11. Other Assets and Deferred Charges

      Other assets and deferred charges at December 31 were as follows:

	2003	2002
Employee benefit plans*	$45.7	58.8
Debt issue costs	11.5	13.9
Interest rate swap contracts**	—	32.7
Trust assets***	106.4	31.4
Other	6.0	6.1

	$169.6	142.9

*
Refer to Note 12, Accounts Payable and Accrued Expenses, for short-term liability; Note 13, Other Liabilities and Deferred Credits, for long-term liability; Note 17, Pension Plans; and Note 18, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Refer to Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, for further discussion.
***
Trust assets consist of $64.0 million of cash received from Heisei that is restricted for the use of reclamation activities at Chino. The remainder of trust assets (approximately $42.4 million) related to assets to fund non-qualified retirement benefits.

12. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses at December 31 were as follows:

	2003	2002
Accounts payable	$267.1	246.9
Salaries, wages and other compensation	55.8	49.5
Pension, postretirement, postemployment and other employee benefit plans*	147.1	51.5
Insurance reserves**	15.1	14.8
Environmental reserves**	45.9	44.2
Restructuring reserves***	2.1	4.0
Smelting, refining and freight	8.9	9.0
Other accrued taxes	42.5	28.5
Closure reserves**	12.6	1.7
Accrued utilities	12.0	15.8
Interest****	20.5	20.0
Professional fees	11.8	10.3
Lawsuit accruals*****	0.4	49.2
Maintenance contracts/contractor accruals	12.9	11.0
Other	46.0	52.7

	$700.7	609.1

*
Refer to Note 13, Other Liabilities and Deferred Credits, for long-term portion; Note 17, Pension Plans; and Note 18, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Short-term portion of these reserves. Refer to Note 13, Other Liabilities and Deferred Credits, for long-term portion of reserves and Note 21, Contingencies, for further discussion.
***	Refer to Note 3, Special Items and Provisions, for further discussion.
****	Third-party interest paid by the Company in 2003 was $154.2 million, compared with $198.9 million in 2002 and $225.6 million in 2001.
*****	Included $43.5 million charge for lawsuit settlement with RAG American Coal Company in 2002, which was paid in 2003.

13. Other Liabilities and Deferred Credits

      Other liabilities and deferred credits at December 31 were as follows:

	2003	2002
Pension, postretirement, postemployment and other employee benefit plans*	$485.6	539.2
Environmental reserves**	271.3	261.7
Insurance reserves**	30.7	37.9
Closure reserves**	212.7	136.9
Other	9.2	11.1

	$1,009.5	986.8

*
Refer to Note 12, Accounts Payable and Other Accrued Expenses, for short-term portion; Note 17, Pension Plans; and Note 18, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Refer to Note 12, Accounts Payable and Other Accrued Expenses, for short-term portion of reserves and Note 21, Contingencies, for further discussion.

14. Debt and Other Financing

      Long-term debt at December 31 is summarized below:

	2003	2002
6.375% Notes due 2004	$85.0	85.0
6.625% Notes due 2005	224.7	226.0
7.375% Notes due 2007	187.4	186.8
8.75% Notes due 2011	389.3	389.8
Air Quality Control Obligations:
5.45% Notes due 2009	81.1	81.1
6.50% Installment Sale Obligations due 2013	90.0	90.0
8.375% Debentures due 2023	148.8	148.8
7.125% Debentures due 2027	115.0	115.0
9.50% Notes due 2031	197.0	197.0
Candelaria Project Financing	144.9	186.1
Capital Lease Obligations	7.2	10.5
Cerro Verde Bank Loan due 2004	–	3.0
Cerro Verde Project Financing	–	30.9
Columbian Chemicals Korea	14.5	24.5
Columbian Tiszai Carbon Ltda. (Hungary)	–	5.3
Columbian Carbon Spain, S.A.	0.8	1.4
Cyprus Amax Chile Ltd.	–	10.0
El Abra Project Financing	187.9	246.3
Phelps Dodge Dublin	1.4	2.4
Various Pollution Control and Industrial Development Revenue Bonds	33.5	35.5

Long-term debt and capital lease obligations, including current portion	1,908.5	2,075.4
Less current portion	204.6	127.0

Long-term debt and capital lease obligations excluding current portion	$1,703.9	1,948.4

      The amounts included above are shown net of unamortized discounts and purchase price adjustments of $9.6 million and $13.3 million at December 31, 2003 and 2002, respectively.

      The following is a table of future maturities of long-term debt at December 31, 2003:

		Project and
		Subsidiary
	Corporate	Debt Financing	Total
2004	$97.2	107.4	204.6
2005	230.8	96.4	327.2
2006	6.3	82.0	88.3
2007	180.7	45.3	226.0
2008	1.9	18.5	20.4
Thereafter	1,042.0	–	1,042.0

	$1,558.9	349.6	1,908.5

      Our Cerro Verde mine had project financing that required semi-annual installments of varying amounts through April 1, 2005. In April 2003, Cerro Verde made a $6.0 million installment payment and, during July and August of 2003, prepaid the remaining $24.0 million of its outstanding project financing and terminated an interest rate swap contract that converted a portion of its floating-rate debt into fixed-rate debt.

      In July 2002, the Company purchased $480.7 million of its long-term debt on the open market for $511.2 million, which resulted in a 2002 third quarter charge of $31.3 million ($26.6 million after taxes) for early debt extinguishment costs that included issuance costs and other book adjustments ($0.8 million). The face value of debt repurchased comprised the following:

Face Value
6.375% Notes due 2004	$15.0
6.625% Notes due 2005	32.0
7.375% Notes due 2007	74.5
8.75% Notes due 2011	240.7
8.375% Debentures due 2023	2.2
7.125% Debentures due 2027	35.0
9.50% Notes due 2031	81.3

$480.7

      On April 1, 2002, we retired our 10.125 percent Notes ($150.0 million), then due, in their entirety.

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

      The 8.75 percent Notes, due June 1, 2011, and the 9.5 percent Notes, due June 1, 2031, bear interest payable semi-annually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of the Company, at a redemption price equal to any accrued and unpaid interest plus the greater of (i) 100 percent of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, on a semi-annual basis, at the yield of a U.S. Treasury security having a comparable maturity to the remaining term of the notes plus, in the case of the notes due 2011, 45 basis points and, in the case of the notes due 2031, 50 basis points. The notes are not entitled to any sinking fund. We applied proceeds from the sale of these notes to repay corporate short-term borrowings and current maturities of long-term debt. We reduced principal outstanding on our 8.75 percent and 9.5 percent Notes by $240.7 million and $81.3 million, respectively, in July 2002 by means of open-market repurchases.

      The 8.375 percent Debentures, due in 2023, bear interest payable semi-annually on February 1 and August 1. The debentures were not redeemable prior to February 1, 2003. Since that date, at the option of the Company, the debentures may be redeemed in whole or in part at 103.73 percent of the principal amount, together with any accrued and unpaid interest, declining at the rate of 0.375 percent per year to February 1, 2013, and at 100 percent on February 1, 2013, and thereafter. In the event of a rating decline occurring within 90 days (subject to extension under limited circumstances) of certain designated events (which, to the extent beyond our control, generally involve a change of or contest for control), each holder of a note may require the Company to redeem the holders’ notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption. Rating declines that occur at any other time do not trigger an obligation to redeem any such notes.

      The 7.125 percent Debentures, due in 2027, bear interest payable semi-annually on May 1 and November 1. The debentures are redeemable by the Company at any time prior to maturity at par plus a yield maintenance premium.

      As of December 31, 2003, our 80 percent-owned joint venture interest in Candelaria mining operation in Chile had project debt outstanding of $144.9 million. The debt comprised $120.6 million of floating-rate, dollar-denominated debt (tied to six-month LIBOR), $12.6 million of fixed-rate, dollar-denominated debt and $11.7 million to recognize the market value of interest rate swap agreements that convert the floating-rate debt to fixed rates. The debt and repayments are scheduled to vary from period to period with all debt maturing by the year 2008. Candelaria did not borrow funds in 2003 or 2002. At December 31, 2003, the overall weighted average interest rate including the interest rate swap was 7.85 percent. The debt obligations and the interest rate swaps are non-recourse to us. Under the proportional consolidation method, the debt amounts listed above represent our 80 percent share.

      Cerro Verde had a revolving credit facility, for up to $35 million, that could be used and repaid whenever it had excess cash. In 2003, the revolving credit facility was not renewed; therefore, there was no amount outstanding on the revolving facility as of December 31, 2003, compared with a balance outstanding of $3.0 million as of December 31, 2002.

      On December 31, 2003, our Columbian Chemicals Korea operation had long-term debt outstanding in the amount of $14.5 million. The debt comprises three bank loans that bear variable-rate, semi-annual interest based on LIBOR plus spreads ranging from 1.80 to 1.95 percent. Each loan amortizes principal semi-annually, with $12.5 million due in 2004 and final maturity in April 2005.

      During 2003, Cyprus Amax Chile Ltd., a Chilean entity, repaid an outstanding $10 million bank loan that was secured by a cash time deposit in the same amount. The loan had a variable-rate, semi-annual interest at a rate of LIBOR plus 0.2375 percent per year and would have matured in November 2004.

      At year-end 2003, our 51 percent joint venture interest in El Abra mining operations had outstanding project-financed debt of $187.9 million. This debt comprised: (i) a syndicated loan facility with two tranches totaling $159.7 million (Tranche A: $122.1 million; Tranche B: $37.6 million); and (ii) a trade-related facility with a German institution totaling $28.2 million. The Company currently has guarantees outstanding of $73.7 million on this project debt (including its share of Tranche B debt, as well as Corporación Nacional del Cobre de Chile’s (CODELCO’s) share). The debt had an initial 9.5-year term, due May 15, 2007, and requires semi-annual principal payments that began on May 15, 1998. The Company had converted a portion of this floating-rate debt to fixed-rate debt with the use of interest rate swap agreements. These agreements terminated in November 2003. The weighted average interest rate of this debt at December 31, 2003, was 2.89 percent. The loan agreement specifies certain restrictions on additional borrowings by El Abra and on dividend and subordinated debt payments. Under the proportional consolidation method, the debt amounts listed above represent our 51 percent share.

      The various pollution control and industrial development revenue bonds are due through 2009. The interest on the bonds is paid either quarterly or semi-annually at various times of the year. The interest rates on the bonds at December 31, 2003, ranged from 1.10 percent to 7.25 percent.

      The revolving credit agreement between the Company and several lenders that became effective on May 10, 2000, remains in effect. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1 billion from time to time until its scheduled maturity on May 10, 2005. The agreement allows for one-year extensions of the maturity date under certain conditions subject to the approval of lenders holding at least a majority of the commitments. In the event of such approval, total commitments under the agreement may total less than $1 billion depending upon the willingness of the approving and other lenders to assume the commitments of those lenders electing not to participate in the renewal. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate, based on the LIBOR or at fixed rates offered independently by the several lenders, for maturities of up to 360 days. This agreement provides for a facility fee (currently 22.5 basis points (0.225 percent)) ranging from 9 basis points to 35 basis points (depending on our public debt rating) on total commitments. The agreement requires us to maintain a minimum consolidated tangible net worth of $1.5 billion and limits indebtedness to 60 percent of total consolidated tangible capitalization. There were no borrowings under the agreement at December 31, 2003 or 2002.

      We established a commercial paper program on August 15, 1997, under a private placement agency agreement between the Company and two placement agents. The agreement permits us to issue up to $1 billion of short-term promissory notes (generally known as commercial paper) at any time. Commercial paper may bear interest or be sold at a discount, as mutually agreed by the placement agents and us at the time of each issuance. Our commercial paper program requires that issuances of commercial paper be backed by an undrawn line of credit; the revolving credit agreement described above provides such support. At our current short-term credit ratings (A-3 by Standard and Poor’s and P-3 by Moody’s), market demand for our commercial paper is extremely limited. There were no borrowings under this commercial paper program at December 31, 2003 or 2002.

      On December 31, 2003, our Columbian Chemicals Canada operation had short-term debt outstanding against its revolving credit facility in the amount of $3.4 million. The $3.9 million facility is guaranteed by the Company and matures in November 2004. Variable-rate interest is paid monthly based on the Canadian prime rate.

      Short-term debt was $50.5 million, all by our international operations, at December 31, 2003, compared with $35.2 million at December 31, 2002.

      The weighted average interest rate on total short-term borrowings at December 31, 2003, and December 31, 2002, was 5.75 percent and 3.1 percent, respectively.

15. Shareholders’ Equity

      As of December 31, 2003, there were 91.0 million shares of common stock outstanding and 1.7 million shares authorized for repurchase. In June 2002, the Company issued 10.0 million common shares along with 2.0 million of mandatory convertible preferred shares in a block trade with J.P. Morgan.

      As of December 31, 2003, there were 2.0 million shares of cumulative preferred stock outstanding; 6.0 million shares are authorized with a par value of $1.00 each.

      The Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each share of Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock based on the average closing price of the 20-day period preceding the conversion date. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends.

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

16. Stock Option Plans; Restricted Stock

      Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1993, 1998 and 2003. The option price equals the fair market value of the common shares on the day of the grant, and an option’s maximum term is 10 years. Options granted vest ratably over a three-year period.

      The 2003 plan provides (and the 1993 and 1998 plan provided) for the issuance to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 451,906 shares of Restricted Stock outstanding and 2,206,391 shares available for grant at December 31, 2003.

      At December 31, 2003, 4,547,819 shares were available for option grants (including 2,206,391 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998, 1993 or 1989 plans.

      During 2003, 2002 and 2001, the Company awarded 118,000, 205,700 and 11,700 shares, respectively, of Restricted Stock under the 1998 plan, with weighted-average fair values at the date of grant of $34.95, $40.35 and $40.33 per share, respectively. Compensation expense recorded in 2003, 2002 and 2001 for Restricted Stock was $4.5 million, $2.7 million and $2.1 million, respectively. Restricted Stock generally becomes fully vested in five years. Although the July 2002 award becomes fully vested in five years, a portion of the shares included in that award will vest on the third and fourth anniversaries of the award.

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

      The 1997 Directors Stock Unit Plan provides to each non-employee director an annual grant of stock units having a value equivalent to our common shares. This plan replaced the 1989 Directors Stock Option Plan. The options granted under the 1989 Directors Stock Option Plan expire three years after the termination of service as a director.

      Changes during 2001, 2002 and 2003 in options outstanding for the combined plans were as follows:

		Average Option
	Shares	Price Per Share
Outstanding at December 31, 2000	8,179,836	$60.95
Granted	1,420,090	34.80
Exercised	(12,403)	40.30
Expired or terminated	(468,670)	60.73

Outstanding at December 31, 2001	9,118,853	56.91
Granted	802,800	40.12
Exercised	(8,080)	30.24
Expired or terminated	(978,972)	57.56

Outstanding at December 31, 2002	8,934,601	55.36
Granted	15,500	43.23
Exercised	(1,958,523)	50.82
Expired or terminated	(501,536)	74.32

Outstanding at December 31, 2003	6,490,042	55.23

      Options outstanding based on a range of exercise prices at December 31, 2003, were as follows:

			Weighted Average
Range of	Options	Weighted Average	Outstanding
Exercise Prices	Outstanding	Remaining Term	Option Price
$27-40	1,046,558	8 years	$34.46
40-60	3,046,752	6 years	50.14
60-80	2,266,756	3 years	70.02
80-100	129,976	1 year	83.82

	6,490,042

      Exercisable options by plan at December 31, 2003, were as follows:

		Weighted Average
		Option Price
	Shares	Per Share
PD Plans
2003 Plan	—	$—
1998 Plan	2,976,068	48.52
1993 Plan	1,650,166	67.88
1989 Directors Stock Option Plan	37,884	51.53
Cyprus Amax Plans	900,558	72.37

	5,564,676

      Exercisable options by range of exercise prices at December 31, 2003, were as follows:

	Options	Weighted Average
Range of	Exercisable	Outstanding
Exercise Prices	at 12/31/03	Option Price
$27-40	604,338	$34.42
40-60	2,563,606	51.88
60-80	2,266,756	70.02
80-100	129,976	83.82

	5,564,676

      Equity compensation plans at December 31, 2003, were as follows:

	(a)	(b)	(c)
Plan Category	Number of	Weighted-	Number of securities
	securities to	average	remaining for future
	be issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected
	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	6,490,042	$55.23	4,547,819
Equity compensation plans not approved by security holders	—	—	—
Total	6,490,042	$55.23	4,547,819

      Changes during 2001, 2002 and 2003 in Restricted Stock were as follows:

Shares
Outstanding at December 31, 2000	219,578
Granted	11,700
Terminated	(26,533)
Released	(15,011)

Outstanding at December 31, 2001	189,734
Granted	205,700
Terminated	(19,800)
Released	(16,450)

Outstanding at December 31, 2002	359,184
Granted	118,000
Terminated	(6,200)
Released	(19,078)

Outstanding at December 31, 2003	451,906

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0.00%	3.04%	3.16%
Expected stock price volatility	43.4%	38.8%	40.9%
Risk-free interest rate	2.9%	3.3%	3.4%
Expected life of options	5 years	3 years	3 years

      The weighted-average fair value of options per share granted during 2003 was $18.06 per share, compared with $9.76 in 2002 and $8.84 in 2001.

17. Pension Plans

      We have trusteed, non-contributory pension plans covering substantially all our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees. With respect to certain of these plans, the benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, the benefits are calculated based on a fixed amount for each year of service. Participants generally vest in their accrued benefits after five years of service.

      Our funding policy provides that contributions to pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans; or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time. Contributions were approximately $7 million in 2003 and 2002, mostly for plans at international subsidiaries and a supplemental retirement plan. The minimum 2004 cash contribution for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees is approximately $4 million. However, the Company expects to contribute approximately $87 million in the 2004 third quarter based on its current assessment of the economic environment. A final determination will be made prior to the required contribution date.

      In some of our plans, the plan assets exceed the accumulated benefit obligations (overfunded plans), while in the remainder, the accumulated benefit obligations exceed the plan assets (underfunded plans). The following table presents underfunded plans at December 31:

	2003	2002
Projected benefit calculation	$1,174	1,064
Accumulated benefit obligation	$1,086	981
Fair value of plan assets	$864	770

      Our pension plans were valued between December 1, 2001, and January 1, 2002, and between December 1, 2002, and January 1, 2003. Obligations were projected to and assets were valued as of the end of 2002 and 2003. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.

      The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 95 percent of total plan assets as of year-end 2003. These plans accounted for approximately 90 percent of benefit obligations. The following table represents the asset mix of the investment portfolio for this trust at December 31:

	2003	2002
Asset category:
Equity securities	57%	52%
Fixed income	33	38
Real estate	7	7
Other	3	3

	100%	100%

      At December 31, 2003, the equity securities included 36 percent U.S. equities, 13 percent international equities and 8 percent emerging market equities; and the fixed income included 17 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 5 percent U.S. high yield, and 3 percent treasury inflation-protected securities. At December 31, 2002, the equity securities included 37 percent U.S. equities, 12 percent international equities and 3 percent emerging market equities; and the fixed income included 20 percent U.S. fixed income, 5 percent international fixed income, 4 percent emerging market fixed income, 5 percent U.S. high yield, and 4 percent treasury inflation-protected securities.

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

      Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum during the 20 years beginning December 1, 2003, with a standard deviation of 10.7 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent. On an arithmetic average basis, the passive return would have been 8.5 percent with a premium for active management of 0.5 percent. The expected return as of December 1, 2002, was 8.75 percent with a standard deviation of 10.6 percent.

      For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and decrease the amount of recorded pension income (or increase recorded pension expense) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to January 1, 2004, will be reflected in the results of operations by January 1, 2009.

      The fair value of all plan assets ($893 million at year-end 2003 and $830 million at year-end 2002) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

      A third-party independent actuary determines our net pension asset or liability and associated income or expense. We recognize in our financial statements an accrued liability (or a prepaid pension expense) for the difference between pension cost and contributions to the plan. In addition, as required by SFAS No. 87, a minimum pension liability is recorded when a plan’s accumulated benefit obligation exceeds the plan’s assets by more than the amount of accrued liability recognized for that plan.

      Our benefit obligation totaled $1,197 million and $1,111 million at year-end 2003 and 2002, respectively. Among the assumptions used to estimate the benefit obligation is a benchmark discount rate used to calculate the expected present value of future benefit payments. For our U.S. plans, the discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. We utilized a nationally recognized third-party actuary to construct a bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher. The portfolio was constructed such that cash flow generated by the portfolio matched projected future cash flow from the pension plan. The model portfolio used 33 bonds resulting in a discount rate of approximately 6.25 percent for our pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.

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

      The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used at December 31:

	2003	2002
Weighted-average assumptions:
Discount rate	6.25%	6.75%
Rate of increase in salary levels	4.00%	4.00%
Change in benefit obligation:
Benefit obligation at beginning of year	$1,111	1,006
Service cost — benefits earned during the period	21	20
Interest cost on benefit obligation	72	70
Plan amendments	—	1
Actuarial loss	60	71
Benefits paid	(78)	(73)
Special retirement benefits	2	10
Currency translation adjustments	9	6

Benefit obligation at end of year	$1,197	1,111

Change in plan assets:
Fair value of plan assets at beginning of year	$830	940
Actual return (loss) on plan assets	129	(48)
Employer contributions	7	7
Currency translation adjustments	5	4
Benefits paid	(78)	(73)

Fair value of plan assets at end of year	$893	830

Funded status	$(304)	(281)
Unrecognized actuarial loss	274	257
Unrecognized prior service cost	18	20

Net amount recognized	$(12)	(4)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$13	29
Accrued benefit liability	(223)	(211)
Intangible asset	21	20
Deferred tax benefit	13	12
Accumulated other comprehensive income	164	146

Net amount recognized	$(12)	(4)

      Assumptions used as of the beginning of the plan year to determine the listed components of net periodic benefit cost for the associated year consist of the following:

	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.75%
Expected long-term rate of return	8.75%	9.00%	9.50%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost – benefits earned during the period	$20.9	20.3	18.8
Interest cost on benefit obligation	72.1	70.0	69.4
Expected return on plan assets	(86.4)	(92.7)	(99.0)
Amortization of transition obligation	0.1	1.1	0.3
Amortization of prior service cost	3.5	3.7	3.9
Amortization of actuarial loss (gain)	2.8	(0.4)	(6.0)
Curtailments and special retirement benefits	2.0	10.2	3.9
Recognized prior service cost	0.2	2.1	0.2

Net periodic benefit cost (income)	$15.2	14.3	(8.5)

      We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost was $223 million, which included an additional minimum liability of $198 million and was included in “Other Liabilities and Deferred Credits” at December 31, 2003, compared with $211 million, which included an additional minimum liability of $178 million (included in “Other Liabilities and Deferred Credits”) at December 31, 2002. The additional minimum liability was offset by a $21 million intangible asset, a $164 million reduction in “Shareholders’ Equity” and a $13 million deferred tax benefit at December 31, 2003, compared with a $20 million intangible asset, a $146 million reduction in “Shareholders’ Equity” and a $12 million deferred tax benefit at December 31, 2002.

18. Postretirement and Other Employee Benefits Other Than Pensions

      We record obligations for postretirement medical and life insurance benefits on the accrual basis. One of the principal requirements of this method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.

      Our postretirement plans provide medical coverage benefits for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of retirees and on a contributory basis for other groups. The majority of these medical benefits are paid by the Company. We also provide life insurance benefits to our U.S. employees who retire from active service and to some of our international employees. Life insurance benefits for retirees also are available pursuant to the terms of certain collective bargaining agreements. The majority of the costs of such life insurance benefits were paid out of a previously established fund maintained by an insurance company.

      Our funding policy provides that contributions to our postretirement and other employee benefits other than pensions shall be at least equal to our cash basis obligation. Additional contributions also may be made from time to time. Contributions for our postretirement benefit plans were approximately $28 million in 2003 and approximately $28 million in 2002. Cash contributions (net of employee contributions) for 2004 are expected to range between $26 million to $30 million.

      The following table represents the asset mix of the investment portfolio for our postretirement benefit plans at December 31:

	2003	2002
Asset category:
Core U.S. fixed income	60%	60%
Growth equity	40%	40%

	100%	100%

      The fair value of all plan assets ($5 million at year-end 2003 and $7 million at year-end 2002) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

      A third-party independent actuary determines our net postretirement liability and associated income or expense. We recognize in our financial statements an accrued liability for the difference between postretirement cost and contributions to the plan.

      The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust, and the current economic environment we expect our postretirement medical and life insurance benefit assets will earn an average of 6.50 percent per annum over the long-term beginning December 1, 2003. The cash flow generated by the constructed bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher that was matched to projected future cash flow from the postretirement medical and life insurance benefit plans resulted in a discount rate of approximately 6.25 percent. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record.

      We periodically review our actual asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary. Our assumption concerning the average rate of compensation increase was 4 percent for all periods.

      The following table presents the change in benefit obligation, change in plan assets, the funded status of the postretirement benefit plans and the assumptions used at December 31:

	2003	2002
Weighted-average assumptions:
Expected long-term rate of return on plan assets	6.50%	8.00%
Discount rate	6.25%	6.75%
Change in benefit obligation:
Benefit obligation at beginning of year	$369	329
Service cost – benefits earned during the year	4	4
Interest cost on benefit obligation	23	22
Actuarial loss	9	40
Benefits paid, net of employee contributions	(30)	(29)
Other	14	3

Benefit obligation at end of year	$389	369

Change in plan assets:
Fair value of plan assets at beginning of year	$7	8
Actual return on plan assets	–	–
Employer contributions	28	28
Benefits paid, net of employee contributions	(30)	(29)

Fair value of plan assets at end of year	$5	7

Unfunded status	$(384)	(362)
Unrecognized actuarial loss (gain)	43	32
Unrecognized prior service cost	9	11

Net amount recognized — accrued liability	$(332)	(319)

      Assumptions used as of the beginning of the plan year to determine the listed components of net periodic postretirement benefit cost were as follows:

	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost – benefits earned during the year	$4.4	4.2	3.9
Interest cost	23.4	21.7	22.6
Expected return on plan assets	(0.6)	(0.7)	(0.8)
Amortization of:
Unrecognized prior service cost	1.3	1.3	1.3
Unrecognized net gain	(0.4)	(0.3)	(1.1)
Curtailments and special retirement benefits	12.5	3.4	0.5

Net periodic benefit cost	$40.6	29.6	26.4

      The assumed medical care trend rates at December 31 were:

	2003	2002
Medical care cost trend rate assumed for major medical plan for the next year	11%	11%
Medical care cost trend rate assumed for basic only plan for the next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

      Assumed medical care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefits. A 1-percentage-point change in the medical care cost trend rates assumed for postretirement medical benefits would have the following effects:

	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$1.4	1.3
Effect on postretirement benefit obligation	$18.4	16.7

      In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. Our accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effects that the requirements of this law may have on those calculations. FASB is expected to provide additional guidance for the accounting treatment related to the requirements of this statute, which could require changes to previously reported information.

      We have a number of postemployment plans covering severance, long-term disability income, health care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. At December 31, 2003 and 2002, the accumulated postemployment disability benefit consisted of a current portion of $5.9 million and $3.6 million, respectively, included in accounts payable and accrued expenses and $22.7 million and $18.0 million, respectively, included in other liabilities and deferred credits.

      We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The principal savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. In this plan, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options, including company stock. Participants also may direct their contributions into a brokerage option through which they can invest in stocks, bonds and mutual funds. Participants may change investment direction or transfer existing balances at any time without restriction, with some exceptions for certain officers and other insiders. We match a percentage of employee pre-tax deferral contributions up to certain limits. These matching contributions are made in cash, which is immediately invested according to each employee’s current investment direction. Our contributions amounted to $11.4 million in 2003, $11.5 million in 2002 and $13.3 million in 2001.

19. Commitments

      Phelps Dodge leases mineral interests and various other types of properties, including shovels, offices and miscellaneous equipment. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.

      Summarized below at December 31, 2003, are future minimum rentals and royalties under non-cancelable leases:

	Operating	Mineral	Capital
	Leases	Royalties	Leases
2004	$18.3	1.3	4.1
2005	16.6	1.3	4.0
2006	15.4	1.3	—
2007	12.8	1.3	—
2008	11.9	1.3	—
After 2008	32.9	16.1	—

Total payments	$107.9	22.6	8.1

Less imputed interest			(0.9)

Present value of lease payments			7.2
Less current portion			(3.5)

Present value of long-term payments			$3.7

      Summarized below at December 31, 2003, is future sub-lease income:

Sub-lease
Income
2004	$0.4
2005	0.5
2006	0.4
2007	0.5
2008	0.5
After 2008	1.8

$4.1

      Rent and royalty expenses for the years ended December 31 were as follows:

	2003	2002	2001
Rental expense	$23.0	21.4	22.4
Mineral royalty	1.3	1.3	0.6

	$24.3	22.7	23.0

      Phelps Dodge has unconditional purchase obligations (take-or-pay contracts) of $584.9 million comprising the procurement of electricity (approximately 39 percent); petroleum-based products (approximately 24 percent); copper anode (approximately 14 percent); natural gas (approximately 5 percent); transportation (approximately 3 percent); sulfuric acid (approximately 4 percent); oxygen (approximately 3 percent); port fee commitments (approximately 2 percent); and other supplies (approximately 6 percent) that are essential to our operations worldwide. Approximately 85 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC, at generally fixed-price arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock at our Specialty Chemicals segment, which is converted into carbon black, are for specific quantities and will ultimately be purchased based upon prevailing market prices at that time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily to our carbon black operation in Brazil. Obligations for copper anode provide for deliveries of specified volumes, at market-based prices, to our El Paso Refinery. Transportation obligations are primarily for importing sulfuric acid to El Abra. Our sulfuric acid purchases provide for deliveries of specified volumes, based primarily on negotiated rates, to El Abra and Cerro Verde. Our oxygen obligations provide for deliveries of specified volumes, at fixed prices, to Bagdad. Our carbon black facility in the United Kingdom has port fee commitments.

      Our future commitments are $200.1 million, $108.9 million, $77.0 million, $68.2 million, $44.4 million, and $86.3 million for 2004, 2005, 2006, 2007, 2008, and after 2008, respectively.

20. Guarantees

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were effective for our year ended December 31, 2002, and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities.

      Our financial guarantees primarily consist of the Cyprus Amax guarantee to cover our partner’s share of El Abra’s Tranche B debt. The value of our partner’s 49 percent share of the project debt we guarantee (which reflects our maximum potential payment) totaled $36.1 million at December 31, 2003. This debt matures in May 2007 (refer to Note 14, Debt and Other Financing, for additional discussions concerning our project debt and guarantee arrangement at El Abra). As of December 31, 2003, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

      At our Morenci mine in Arizona, we have a venture agreement dated February 7, 1986, with our business partner, Sumitomo, that includes a put/call option guarantee clause. We hold an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, our partner has the right to sell its 15 percent share to the Company. Likewise, under certain conditions, the Company has the right to exercise its purchase option to acquire our business partner’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2003, the maximum potential payment the Company is obligated to make to our business partner upon exercise of the put option (or the Company’s exercise of its call option) totaled approximately $101 million. As of December 31, 2003, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value is well in excess of the exercise price.

      One of our subsidiaries has entered into an indirect guarantee to pledge certain of our land and improvements as collateral to a lender for a real estate development loan issued on behalf of our joint venture investment. The Company owns a 50 percent interest in the joint venture and has guaranteed payment of any amounts due on the loan in the event of the joint venture’s loan default. The loan value and maximum potential payment for this guarantee at December 31, 2003, was approximately $23 million. The estimated fair value of our collateralized land at year-end was approximately $5 million. As of December 31, 2003, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

      The Company (and its subsidiaries, including Cyprus Amax Minerals Company) has, as part of its merger, acquisition, divestiture and other transactions, entered into during the ordinary course of business (including transactions involving the purchase and sale of property), from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. In certain transactions, the Company indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally require Phelps Dodge (or its subsidiaries) to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of the Company or assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, we do not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, we have not recorded any obligations associated with these indemnities. With respect to our environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated (refer to Note 21, Contingencies, for further discussions concerning our environmental reserve process).

21. Contingencies

Letters of Credit and Surety Bonds

      Phelps Dodge had standby letters of credit totaling $103.6 million at December 31, 2003, primarily for Candelaria’s project financing; insurance programs associated with workers’ compensation, casualty and owner controlled reinsurance, indemnity agreements, general and automobile liability; and reclamation and environmental obligations. In addition, Phelps Dodge had surety bonds totaling $173.1 million at December 31, 2003, associated with reclamation and closure bonds ($152.6 million or 88.2 percent), which are discussed below, and self-insurance bonds for workers’ compensation ($19.9 million or 11.5 percent). Phelps Dodge also had performance guarantees of $28.1 million primarily associated with our Wire and Cable segment’s sales contracts.

      The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in many instances.

Insurance

      The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, retention requirements and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate property deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed annually by a licensed third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $45.8 million and $52.7 million at December 31, 2003 and 2002, respectively.

      The Company pays its portion of a variety of insurance claims and losses associated with property, general liability, workers’ compensation and auto. The total amount paid pursuant to these programs was $13.1 million, $20.2 million and $26.8 million in 2003, 2002 and 2001, respectively. Group medical and other insurance benefit costs paid by the Company for both active and retired participants totaled approximately $98 million, $104 million and $102 million in 2003, 2002 and 2001, respectively.

Other Taxes

      It is possible that Phelps Dodge Corporation and certain of its subsidiaries may be considered to conduct business in Texas where they do not directly operate due to the processing of copper by affiliates in that state. If they were considered to conduct business in Texas, they would be obligated to pay franchise taxes they have not previously paid. We are analyzing whether any taxes, interest or penalties should be paid, and have applied to resolve the matter through a voluntary compliance program. Based upon our review, we have estimated a range of reasonably possible loss of $8 million to $25 million, and, as no point within that range is more likely than any other, the lower end of the range has been recorded.

Environmental

      Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company is also subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible par-

ties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

      Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental and natural resource conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental and natural resource concerns.

      Phelps Dodge has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $317.2 million and $305.9 million were recorded as of December 31, 2003 and 2002, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $271.3 million and $261.7 million at December 31, 2003 and 2002, respectively.

      The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona.

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

      Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The first phase of the case has been assigned a trial date in August 2004. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier has appealed the judgment against it.

      In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The litigation seeks a declaratory judgment on the dissenting member’s contract liability under the PCG agreement. Trial for this matter is scheduled for mid-2004.

      While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

      Phelps Dodge Miami, Inc.’s share of the planned remediation work has a cost range for reasonably expected outcomes estimated to be from $110 million to $216 million. Approximately $113 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2003.

      The sites that had the largest adjustments to their reserves were the Yonkers and American Zinc and Chemical sites.

Yonkers Site

      In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. In 2000, the owner of the property entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its feasibility study to NYSDEC in December 2003. The feasibility study recommends excavation of PCB-contaminated soil, either removal of PCB and lead contamination from, or demolition of PCB- and lead-contaminated buildings, and monitored natural recovery of PCB-contaminated sediments in the Hudson River. Based on the feasibility study, and taking into consideration the reasonably possible allocation percentages that could apply to the Company and the property owner, the Company’s remedial costs may range from $20 million to $37 million, with a most likely point in the range of $20 million.

American Zinc and Chemical Site

      In June 1999, Cyprus Amax, now a subsidiary of Phelps Dodge, received an information request from the Pennsylvania Department of Environmental Protection (PADEP) regarding the former American Zinc and Chemical (AZC) site in Langeloth, Pennsylvania. The AZC site consists primarily of a former zinc smelter facility operated until 1947 by the former American Zinc and Chemical Company and includes some or all of a contiguous, currently operating molybdenum refinery formerly owned by the Climax Molybdenum Company, which is indirectly owned by Cyprus Amax. The American Zinc and Chemical Company, which was dissolved in 1951, also was a subsidiary of a corporate predecessor to Cyprus Amax.

      In discussions with Cyprus Amax in 2001 and early 2002, PADEP informally indicated that it expects Cyprus Amax to investigate and remediate negative environmental conditions at the AZC site, which predominate at and about the former zinc smelter facility. The Com-

pany’s Form 10-K for the year ended December 31, 2002, indicated preliminary evaluations of the nature and extent of conditions at the site may range in cost from $18 million to $52 million. The Company reserved $20 million for possible remediation work at this site. Recently, an engineering evaluation and reasonable-cost analysis was performed to estimate the cost and feasibility of implementing the most likely remedial action that PADEP would accept based on effectiveness and implementability. To check the validity of the analysis, estimated site remedial costs were compared with costs from other environmental sites that have implemented similar remedial actions. In addition, a reasonable-cost analysis was performed on other possible remedial alternatives so a range of costs could be established for consideration. This analysis indicated that remediation of the site may range from $9 million to $43 million, with a most likely point in the range of $9 million. The most likely remedial action would include an additional site investigation study, implementation of storm water controls, constructing an engineered cap over 60 acres of slag and process waste, and long-term monitoring and operation and maintenance of the site. While the Company has reduced its reserve to $9 million for possible remediation work at the site, Cyprus Amax continues to believe and will continue to indicate to PADEP that the Company is not liable for the actions of its former subsidiary, American Zinc and Chemical Company, under existing federal and state environmental laws. To date, PADEP has not responded to Cyprus Amax’s assertion that it is not liable.

Other

      In 2003, the Company recognized charges of $28.4 million for environmental remediation. The two sites with significant changes were the Yonkers site (an increase of $16.7 million) and the AZC site (a decrease of $10.4 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than approximately $7 million.

      At December 31, 2003, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek, Yonkers and AZC was estimated to be from $133 million to $329 million, of which $175 million has been reserved. Work on these sites is expected to be substantially completed in the next several years, subject to inherent delays involved in the remediation process.

      Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2003 and 2002, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $0.5 million and $34.3 million, net of fees and expenses, respectively.

      Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2003, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

      The following table summarizes environmental reserve activities for the years ended December 31:

	2003	2002	2001
Balance, beginning of year	$305.9	311.2	307.1
Additions to reserves*	54.6	18.3	37.1
Reductions in reserve estimate	(12.7)	(4.3)	(6.0)
Spending against reserves	(24.1)	(19.3)	(27.0)
Reclassification to asset retirement obligation**	(6.5)	—	—

Balance, end of year	$317.2	305.9	311.2

*	2003 included $13.5 million for our acquisition of Heisei’s one-third interest in Chino Mines Company.
**
Upon adoption of SFAS No. 143, reserves for certain matters ($6.5 million) required by reclamation rules or laws were reclassified to asset retirement obligations (previously classified as environmental reserves).

Closure and Reclamation

      Since adopting SFAS No. 143, effective January 1, 2003, we recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. Prior to the adoption of SFAS No. 143, the Company recognized estimated final reclamation costs over the life of active mining properties on a units-of-production basis. For non-operating sites on care-and-maintenance status, we suspended accrual of mine closure costs until the site resumed production. When management determined a mine should be permanently closed, any unrecognized closure obligation was recognized. The Company’s cost estimates for reclamation and closure consider mining and operating plans, use of Company resources, and other factors necessary to achieve compliance with laws and regulations. These cost estimates may differ from financial assurance cost estimate requirements due to a variety of factors including historical cost advantages, savings from use of the Company’s own personnel and equipment versus third-party contractor costs, and opportunities to prepare each site for more efficient reclamation through careful development of the site over time.

      The following tables summarize the asset retirement obligation/closure and reclamation accrual and asset retirement cost activities for the years ended December 31:

Asset retirement obligations
	2003*	2002**	2001**
Balance, beginning of year	$138.6	100.6	98.6
Liability recorded upon adoption of SFAS No. 143***	10.4	—	—
New liabilities during period	16.8	33.1	10.1
Accretion expense	14.7	6.7	6.4
Payments	(1.8)	(1.8)	(9.6)
Revisions in estimated cash flows	46.4	—	—
Foreign currency translation adjustments	0.2	—	—
Deductions	—	—	(4.9)

Balance, end of year	$225.3	138.6	100.6

*	Reflected accrual balances under SFAS No. 143.
**	Reflected accrual balances on a units-of-production basis.
***
Amount includes $7.9 million of reclassifications from environmental reserves ($6.5 million) and other liabilities ($1.4 million). Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

Asset retirement costs*
	2003	2002	2001
Balance, beginning of year	$—	—	—
Net asset recorded upon adoption of SFAS No. 143**	36.3	—	—
New assets during the period	1.0	—	—
Depreciation expense	(5.5)	—	—
Revisions in estimated cash flows	46.4	—	—

Balance, end of year	$78.2	—	—

*	Only required under SFAS No. 143.
**	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

      During 2003, we revised our cash flow estimates ($43.9 million discounted) for the Chino and Tyrone mines based on an agreement reached in May 2003 with the New Mexico Environment Department (NMED) and the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department for the financial assurance requirements as part of the closure plans related to our operations at Chino, Cobre and Tyrone. In September 2003, this agreement was finalized with NMED and MMD. In December 2003, MMD approved Chino’s closeout plan and Phelps Dodge tentatively finalized the closure project listing and cash flow estimates for the accelerated reclamation as described in the September 2003 finalized agreement (refer to discussion below). Additionally, we revised our cash flow estimates at Twin Buttes ($2.2 million discounted) resulting from a change in probabilities due to the property’s lease agreement expiring in the 2003 fourth quarter (although lease renewal negotiations are ongoing) and at Hidalgo ($0.3 million discounted) associated with the Brockman Silica mine. The impact of these changes in estimates resulted in an increase to accretion and depreciation expense of approximately $4 million for the year ended December 31, 2003.

      Additionally, we recognized reclamation costs of $1.0 million for new disturbances and $15.8 million associated with our acquisition of Heisei’s one-third interest in Chino Mines Company. In connection with the transaction, we received $64 million placed in a trust that is legally restricted to fund Chino’s financial assurance obligations. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

      We have estimated that our share of the total cost of asset retirement obligations, including anticipated future disturbances, for the year ended December 31, 2003, aggregated approximately $1.2 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life.

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

      An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the costs required under the APP, including closure costs.

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

      Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the estimated closure and post-closure cost and reclamation cost estimates. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating, albeit at the lowest level in the category. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

      At December 31, 2003 and 2002, we had accrued closure costs of approximately $43 million for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $105 million. If the Company’s bond rating falls below investment-grade, the Arizona mining operations would be required to supply financial assurance in another form.

      Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, leases lands on the Tohono O’odham Indian Nation (the Nation). The leased lands include the site of a mining operation, currently on care-and-maintenance status, comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations, and ancillary facilities. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Preliminary studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost $5.0 million.

      The Nation, along with several federal agencies, have notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In 2003, Cyprus Tohono expanded its groundwater monitoring well network, and samples from a few of the new wells show values above primary and secondary drinking water standards. Tests of a neighboring Native American village’s water supply well indicate elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village.

      EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List. We are unable to project the remedial action measures, if any, that may be required as a result of the PA/SI; however, based upon our best estimates of remedial actions that Cyprus Tohono may undertake, the Company reserved $11.1 million for Cyprus Tohono for this Superfund matter. Cyprus Tohono has submitted to EPA a proposal for closure of several of the facilities of concern identified in the PA/SI. Cyprus Tohono is subject to financial assurance for mine reclamation. It has proposed interim financial assurance in the amount of $5.1 million, of which $5.0 million would be in the form of a Company performance guarantee. Both the Nation and the Bureau of Indian Affairs have conditionally accepted this proposal.

      The Company’s historic United Verde mine has obtained an APP for closure of a tailing pond located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing pond has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing pond has been partially completed, but the remaining work has not been completed pending the issuance of a storm water discharge permit under the Clean Water Act for construction of a related development project. Construction of improvements under the proposed APP for the mine are expected to begin following issuance of the APP. Implementation of the plan under the proposed APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also is under way under supervision of ADEQ at the nearby historic Iron King mine to treat potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under storm water discharge permits. At the United Verde mine, APP costs are estimated to be $13.5 million; at the Clarkdale tailing, APP costs are estimated to be $12.1 million; and at the Iron King mine, voluntary remediation costs are estimated to be $2.1 million. These amounts, totaling $27.7 million, are included in environmental reserves.

Significant New Mexico Closure and Reclamation Programs

     Background

      The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre), and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. Each of these operations holds one or more discharge permits issued by NMED under WQCC regulations. The discharge permits specify operational and monitoring requirements to protect groundwater quality. Under the discharge permits for Chino, Tyrone, Cobre and Hidalgo, NMED has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination. Each discharge permit is issued for a period of no more than five years and the permit is reviewed each time that it is renewed. Under certain circumstances, NMED may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

      In addition, Chino, Tyrone and Cobre are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which were adopted by the New Mexico Mining Commission (the Mining Commission) in their original form in 1994. Chino, Tyrone and Cobre hold permits issued by MMD of the Energy, Minerals and Natural Resources Department under the Mining Act. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines. The reclamation must be designed to achieve a self-sustaining ecosystem or a post-mining land use, unless MMD approves a waiver of this requirement because achieving this requirement is technically or economically infeasible or would be environmentally unsound. Regardless of whether a waiver is issued, however, reclamation must be performed to achieve all applicable air, water quality, and other environmental standards.

      Financial assurance is required to ensure that funding will be available to perform both the closure plans and the closeout plans. The amount of the financial assurance is based upon a cost estimate to complete the closure and/or closeout plan. The cost estimate is based upon the assumption that the operator will default at the point in time when closure and reclamation will be most expensive and that the state will use the financial assurance to hire and oversee a third-party contractor to perform the closure and/or closeout plan. The cost estimates are subject to approval by NMED and MMD. When an operation is subject to both a closure plan and a closeout plan, the plans typically overlap. In that case, the financial assurance typically is provided jointly to NMED and to MMD. Both NMED and MMD calculate the required amount of financial assurance based upon a “net present value” (NPV) method when the closure plan and/or closeout plan require performance over a long period of time. Use of the NPV method requires NMED and/or MMD approval of appropriate discount and escalation rates.

      The Company’s cost estimates to perform the work itself generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, opportunities to prepare the site for more efficient reclamation and the omission of agency oversight costs.

      The process of obtaining approved closure plans and closeout plans has been long and difficult, particularly for the operations subject to both WQCC regulations and the Mining Act. The plans must be site-specific. Detailed scientific studies have been required for each site. The sites are very large and complex, involving many different types of facilities such as open pits, mine stockpiles, tailing impoundments and smelter facilities. Many of the regulatory requirements, as well as closure and reclamation technologies, are relatively new and have been evolving while the plans have been developed, including recent rule changes. Some of the closure and reclamation measures are unproven over long periods of time at these or similar sites; so this performance is not easily predicted. NMED and MMD have separate procedures for review of closure and closeout plans, including consideration of waiver requests, approval of plans, issuance of permits and approval of financial assurance. These procedures include public notice, comment, and hearing requirements, opportunities for appeals, and reviews of NMED and MMD actions by WQCC and the Mining Commission.

     Chino Mines Company

      Chino submitted its first proposed site-wide combined closure/closeout plan (CCP) at the end of 1997, the original deadline for approval of closeout plans under the Mining Act, and obtained an extension for closeout plan approval until December 31, 1999. The closure and closeout plans were combined into one plan due to the overlapping requirements of WQCC regulations and the Mining Act. In 1999, NMED required Chino to provide interim financial assurance, pending approval of the closure plan, and Chino complied by providing a surety bond for approximately $56 million. Also in 1999, the Mining Commission extended the closeout plan approval deadline until December 31, 2001.

      Chino submitted a comprehensive CCP incorporating the results of the scientific studies performed by Chino in March 2001. That CCP requested a waiver of requirements to reclaim the open pit and steep stockpile slopes and included a cost estimate for approximately $100 million, which included the estimated cost of 30 years of water treatment. In July 2001, NMED published a draft site-wide closure permit and set a public hearing for August 2001. NMED’s draft closure permit required that all stockpiles be regraded, required thicker soil covers than proposed by Chino, required 100 years of water treatment and more stringent water treatment requirements, and proposed additional permit conditions not proposed by Chino. A two-week public hearing was held in August 2001 concerning NMED’s draft closure permit. Following that hearing, Chino, NMED and MMD conducted negotiations concerning a possible compromise on the CCP. Agreement was reached on a compromise closure permit in December 2001. In December 2001, the Mining Commission again extended the closeout plan approval deadline until October 1, 2002.

      Another public hearing was held in February 2002 on the compromise closure permit supported by both Chino and NMED. The estimated cost of the compromise CCP was approximately $391 million over 100 years on an undiscounted and unescalated basis. The conditions of the compromise permit required additional studies and submission of a revised closure plan reflecting the outcome of those studies prior to expiration of the five-year period of the closure permit.

      As of October 1, 2002, NMED had not finalized its decision on the compromise permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued a Notice of Violation (NOV) to Chino for failing to meet the October 1, 2002, deadline. The NOV did not impose any penalties, but ordered Chino to obtain approval by a new deadline and reserved the right to assess penalties for noncompliance. Chino appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until seven months after NMED issued Chino’s closure permit, subject to extension by MMD for good cause.

      On February 24, 2003, NMED issued Chino’s closure permit, consistent with the compromise permit. Under the closure permit, the amount of financial assurance was established at approximately $191 million on an NPV basis. In May 2003, Chino and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. In June 2003, MMD filed a petition with the Mining Commission to amend the Mining Act Rules to allow a trust fund to be used as financial assurance. In July 2003, the Company announced that a Phelps Dodge subsidiary would acquire Heisei’s one-third partnership interest in Chino. As part of the terms of that acquisition, Heisei agreed to provide cash funding for one-third of the financial assurance amount.

      To reflect the agreement with Heisei, in September 2003 the financial assurance agreement was modified to provide for one-third of the financial assurance in the form of a trust fund and the remainder in the form of a third-party guarantee by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Chino. MMD extended the deadline for Chino to obtain approval of its closeout plan pending the conclusion of the Mining Commission hearings on the proposed rule changes and to allow time to hold a public hearing on the closeout plan and financial assurance. The Mining Commission finalized the rule changes at a public hearing on November 17, 2003.

      In October 2003, WQCC dismissed an appeal of Chino’s closure permit filed by a third party. WQCC’s action has since been appealed to the New Mexico Court of Appeals.

      MMD held a public hearing on Chino’s closeout plan and financial assurance proposal on December 13, 2003. Following consideration of the public comments and finalization of the permit and financial assurance documentation, MMD approved the closeout plan and financial assurance on December 18, 2003, meeting the December 19, 2003, deadline for closeout plan approval set by MMD and satisfying the requirements of the NOV.

      The closeout plan approved by MMD incorporates the requirements of the NMED closure permit and includes a waiver from the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles, consistent with the terms of the NMED closure permit. It also incorporates a schedule for reclamation of inactive portions of the Chino operations and for reclamation following closure of active operations. Based upon minor adjustments to reflect additional requirements, the approved third-party cost estimate is approximately $395 million, and the approved financial assurance requirement is approximately $192 million on an NPV basis. Heisei provided funding of approximately $64 million on behalf of Chino for the Chino trust fund. Phelps Dodge issued a third-party guarantee for approximately $128 million for the balance of the financial assurance. Following NMED’s and MMD’s acceptance of the financial assurance, NMED released Chino’s $56 million interim surety bond as of December 31, 2003.

      The Company estimates its cost to perform the requirements of the approved Chino closure permit and closeout plan to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is approximately one-third lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $389 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At December 31, 2003 and 2002, we had accrued approximately $39 million (100 percent basis) and $8 million (two-thirds basis), respectively, for reclamation at Chino.

      In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. While some remediation is expected to be required, no feasibility studies have yet been completed, and NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost is $23.6 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust at an estimated cost of $4.8 million and to excavate and remove copper-bearing sediments from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost for Lake One is $4.7 million. The Company’s aggregate reserve for liability under the Chino AOC and for the interim work on the tailing ponds and Lake One is $33.1 million.

     Phelps Dodge Tyrone, Inc.

      Tyrone submitted its first proposed site-wide combined CCP at the end of 1997, the original deadline for approval of closeout plans under the Mining Act, and obtained an extension for closeout plan approval until December 31, 1999. The closure and closeout plans were combined into one plan due to the overlapping requirements of WQCC regulations and the Mining Act. In 1999, NMED required Tyrone to provide interim financial assurance, pending approval of the closure plan, and Tyrone complied by providing a surety bond for approximately $58 million. Also in 1999, the Mining Commission extended the closeout plan approval deadline until December 31, 2001.

      Tyrone submitted a comprehensive CCP in May 2001 incorporating the results of the scientific studies performed by Tyrone. That CCP requested a waiver of requirements to reclaim the open pit and steep stockpile slopes and included a cost estimate for approximately $121 million, which included the estimated cost of 30 years of water treatment. In late 2001, the Mining Commission again extended the closeout plan approval deadline until October 1, 2002.

      In April 2002, NMED published a draft site-wide closure permit and set a public hearing for May 2002. NMED’s draft closure permit required that all stockpiles be regraded, required thicker soil covers than proposed by Tyrone, required 100 years of water treatment and more stringent water treatment requirements, and proposed additional permit conditions opposed by Tyrone. NMED estimated the cost of its proposed permit at approximately $440 million on an unescalated and undiscounted basis over a 100-year closure period. Tyrone submitted a revised plan in response to NMED’s draft permit, including concepts for regrading and covering the mine stockpiles modeled after the Chino compromise permit and proposing upgraded water treatment technology. Tyrone estimated the cost of its proposal at approximately $328 million on the same basis. A two-week public hearing was held in May 2002.

      As of October 1, 2002, NMED had not reached a decision on Tyrone’s permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued an NOV to Tyrone for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Tyrone to obtain closeout plan approval by a new deadline and reserved the right to impose penalties for noncompli-

ance. Tyrone appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until twelve months after NMED issued Tyrone’s closure permit, subject to extension by MMD for good cause.

      NMED’s Hearing Officer issued a decision concerning the contested permit conditions on March 7, 2003. The Hearing Officer adopted many of Tyrone’s proposed changes to NMED’s draft permit, but sided with the NMED staff on requirements for regrading and covers. NMED issued Tyrone’s closure permit on April 8, 2003, in accordance with the Hearing Officer’s decision. The estimated third-party cost under the closure permit is approximately $433 million. Tyrone appealed the closure permit to WQCC, which held a public hearing to take evidence concluding on November 13, 2003. WQCC has scheduled closing arguments and deliberation on the appeal at a meeting beginning on April 13, 2004.

      Based upon the closure permit issued by NMED, the amount of financial assurance for Tyrone on an NPV basis is approximately $267 million. In May 2003, Tyrone and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Tyrone agreed to establish a trust fund in the initial amount of $17 million, and to contribute $500,000 per quarter over a five-year period to increase the cash funding to a total of $27 million. Tyrone also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. Once the trust fund and collateral are in place, NMED will release the $58 million interim surety bond. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Tyrone. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

      On October 15, 2003, Tyrone and NMED finalized a settlement agreement establishing a detailed schedule for reclamation of the inactive tailing impoundments at Tyrone over an eight-year period. As reclamation is completed on portions of the facilities, the closure cost estimate and, accordingly, the required amount of financial assurance, may be reduced.

      The deadline for Tyrone to obtain MMD’s approval of its closeout plan is April 8, 2004, subject to extension by MMD for good cause. Tyrone is working with MMD on permit conditions for approval of the closeout plan and with both MMD and NMED on financial assurance consistent with the September 2003 agreement. MMD must hold a public hearing and consider public comments before it approves the closeout plan and financial assurance. Approval of a closeout plan consistent with the NMED closure permit also will require approval of a waiver of the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles where regrading and cover are not proposed.

      Management’s internal cost estimate for performance of reclamation at Tyrone is approximately $257 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is approximately one-third lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $427 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At December 31, 2003 and 2002, we had accrued approximately $81 million and $27 million, respectively, for reclamation at Tyrone.

     Cobre Mining Company

      At the time of our acquisition of Cobre in 1998, Cobre had submitted proposed closure and closeout plans and had posted a surety bond for approximately $2 million with both MMD and NMED. Cobre submitted a comprehensive proposed CCP in May 2001 incorporating the results of the scientific studies completed by Cobre to both NMED and MMD.

      As of October 1, 2002, NMED had not issued a closure permit to Cobre, and, consequently, MMD was unable to approve the proposed closeout plan. MMD then issued an NOV to Cobre for failing to meet the October 1, 2002 deadline. The NOV did not impose any penalties, but ordered Cobre to obtain closeout plan approval by a new deadline. Cobre appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until nine months after NMED issues Cobre’s closure discharge plan, subject to extension by MMD for good cause. Cobre is currently awaiting a draft closure permit from NMED.

      In May 2003, Cobre and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Cobre agreed to establish a trust fund in the initial amount of $1 million, and to contribute $100,000 per quarter over a five-year period to increase the cash funding to a total of $3 million. Cobre also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Cobre. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

      Based upon the proposed CCP for Cobre submitted in 2001, the current cost estimate for reclamation at Cobre is approximately $9 million. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. Both of these estimates will be updated when NMED issues the closure permit. At December 31, 2003 and 2002, we had accrued closure costs of approximately $7 million and $2 million, respectively, at Cobre.

     Phelps Dodge Hidalgo, Inc.

      Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. At December 31, 2003 and 2002, we had accrued closure costs of approximately $4 million and $7 million, respectively, at Hidalgo.

Significant Colorado Reclamation Program

      Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, respectively, for Climax and Henderson. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. At December 31, 2003 and 2002, we had accrued closure costs of approximately $18 million and $19 million, respectively, for our Colorado operations.

Other

      Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.4 million.

      The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly over the past few years, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

      Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2002, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation has been introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

      Our Chino and Cobre copper operations in New Mexico; our Climax molybdenum mine in Colorado; our Ojos del Salado copper operations in Chile; and our Miami copper mine and refinery and Tohono copper operations in Arizona were on care-and-maintenance status during 2003.

      The following table lists for each operation: (i) the date it was placed on care-and-maintenance status; (ii) net property, plant and equipment; (iii) estimated closure costs; (iv) accrued closure costs; and (v) unaccrued closure costs.

		At 12/31/03
	Date	Net
	Placed on	Property,	Est.
	Care-and-	Plant and	Closure	Accrued
	Maintenance	Equip. (1)	Costs*	(2)	Unaccrued
Chino (3)	1Q02	$325	389	39	350
Cobre	1Q99	59	41	7	34
Climax (4)	Acq. 4Q99	137	60	15	45
Ojos del Salado	4Q98	23	2	—	2
Miami Mine and Refinery	1Q02	143	41	15	26
Tohono	4Q99	1	5	2	3

		$688	538	78	460

*	Estimated closure costs are unescalated, undiscounted and on a third-party cost basis and reflect the closure cost estimate for the entire site.

(1)
Because depreciation for our mines and smelters is principally recognized on a units-of-production basis, these assets are generally not subject to depreciation due to their temporary curtailment status. Depreciation is recognized at the Chino and Miami operations associated with residual SX/EW cathode production, and at Climax primarily associated with equipment for water management. Additionally, there are certain short-lived assets that are continuing to be depreciated on a straight-line basis while the sites are on care-and-maintenance status.

(2)	For sites placed on care-and-maintenance status, we continue to recognize accretion expense for our asset retirement obligations.
(3)
Our closure cost estimates for Chino were updated effective December 2003 to reflect the change in closure estimates associated with the stipulated agreement reached with the state of New Mexico and for our acquisition of Heisei’s one-third share in Chino Mines Company (refer to Note 2, Acquisitions and Divestitures, for further discussion). The estimated unaccrued closure costs increased as of December 2003 by approximately $190 million at Chino.

(4)
We acquired Climax in the fourth quarter of 1999 as part of the Cyprus Amax acquisition. The Climax molybdenum mine had been placed on care-and-maintenance in 1995 by the predecessor owner. At year-end 2003, as well as at the acquisition, we expected to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves.

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

      Because these are non-replenishable natural resources and we have the flexibility to curtail or produce in order to optimize their value, we do not consider the operations in question permanently closed. Nonetheless, each of these care-and-maintenance operations is evaluated at least annually for closure and/or impairment. If and when management determines any of these properties should be permanently closed, any unrecognized closure obligation would be recognized in that period. Similarly, any impairment of assets would be recognized.

Legal

      In November 2002, Columbian Chemicals Company was contacted by U.S. and European antitrust authorities regarding a joint investigation they initiated into alleged price fixing in the carbon black industry. European antitrust authorities reviewed documents at three of Columbian Chemicals’ facilities in Europe, and U.S. authorities contacted Columbian Chemicals’ headquarters in Marietta, Georgia.

      The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation, consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In re Carbon Black Antitrust Litigation. The consolidated complaint filed in these actions by the plaintiffs has dropped the Company as a defendant. The consolidated complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorneys’ fees. The Company and Columbian Chemicals Company, together with several other companies, have also been named as defendants in an action entitled Level Construction, Inc. v. Cabot Corporation, et al., filed in Superior Court of the state of California for the County of San Francisco and eight other actions filed in California Superior Courts on behalf of a purported class of indirect purchasers of carbon black in the state of California from as early as November 1998 to the present. The complaints allege similar claims by indirect purchasers under California state law and seek treble damages in an unspecified amount and attorneys’ fees. These complaints have been consolidated in the Superior Court of the State of California for the County of San Francisco under the caption Carbon Black Cases. The consolidated complaint filed in these actions by the plaintiffs has dropped the Company as a defendant. Similar class actions have been filed in state courts in North Carolina, Florida, Kansas, New Jersey, South Dakota and Tennessee on behalf of indirect purchases of carbon black in those and six other states alleging violations of state antitrust and deceptive trade practices laws. Columbian has also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed. The Company believes the claims are without merit and intends to defend the lawsuits vigorously.

      Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a number of product liability or premises lawsuits brought by electricians and other skilled tradesmen or contractors claiming injury from exposure to asbestos found in limited lines of electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Phelps Dodge presently believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

22. Derivative Financial Instruments and Fair Value of Financial Instruments

      The following is a summary of our price protection programs:

(Units in millions)
	12/31/03	12/31/02
Fair Value Hedges
Copper fixed-price (lbs.)	11	17
Foreign currency (USD)	$19	16
Fixed-to-floating interest rate swaps (USD)	$—	375
Cash Flow Hedges
Metal purchase (lbs.)	10	14
Floating-to-fixed interest rate swaps (USD)	$121	274
Diesel fuel price protection (gallons)	37	24
Natural gas price protection (decatherms)	8	4
Derivative Financial Instruments
Not Qualifying for Hedge Accounting
Copper fixed-price rod sales (lbs.)	42	37
Copper quotational period swaps (lbs.)	14	—
Other diesel fuel price protection (gallons)	13	—

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

      At December 31, 2003, our copper futures and swap contracts had maturities through December 2004. We did not have any significant gains or losses during the year resulting from ineffectiveness.

     Cash Flow Hedges

Copper Price Protection Program. We may purchase or sell copper options to hedge a portion of our expected future sales in order to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts in place during 2003 or 2002.

Metal Purchase Hedging

      Our South American wire and cable operations may enter into aluminum or copper swap contracts to hedge our raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of raw material used in fixed-price cable sold to customers. These swap contracts generally are settled during the month of shipment or receipt of metal, which results in a net LME price consistent with that agreed to with our customers. Hedge gains or losses from the swap contracts are recognized in cost of products sold.

      At December 31, 2003, our outstanding metal swap contracts had maturities through April 2005. We did not have any significant gains or losses during the year resulting from ineffectiveness.

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

      Our foreign exchange contracts in place at December 31, 2003, have maturities through March 2004. We did not have any significant gains or losses during the year resulting from ineffectiveness.

Interest Rate Hedging

     Fair Value Hedges

Fixed-to-Floating Interest Rate Swaps. In some situations, we may enter into interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from changes in the general level of market interest rates. In May 2003, we terminated $375 million of interest rate swaps associated with corporate debt maturing in 2005 and 2007. We received cash proceeds of $35.9 million; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method. Amortization of these gains reduced interest expense by $6.3 million in 2003.

      During the third quarter of 2002, the Company repurchased debt hedged by interest rate swaps that resulted in our termination of a like portion of the interest rate swaps ($25 million), which resulted in the recognition of a gain of $1.3 million.

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

      Our interest rate swaps were considered to be fully effective with any resulting gains or losses on the derivative offset by a similar amount on the underlying interest payments or fair value of the debt. We did not recognize any significant gains or losses during the year resulting from ineffectiveness. At December 31, 2003, we did not have any outstanding fixed-to-floating interest rate swaps.

     Cash Flow Hedges

Floating-to-Fixed Interest Rate Swaps. In some situations, we are exposed to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to protect against our exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. At year-end 2003, we had approximately $12 million in unrealized losses recorded in other comprehensive income (loss) related to the swap contracts. At December 31, 2003 interest rates, approximately $5 million of this amount would be charged to earnings in 2004. The interest rate swaps have maturities through December 2008. Hedge ineffectiveness did not have a material impact during the year ended December 31, 2003.

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

      Our diesel fuel option contracts have maturities through December 2004. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2003, approximately $1 million in option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Natural Gas Price Protection Program. We purchase significant quantities of natural gas to supply our operations primarily as an input for electricity generation, copper refining and carbon black manufacturing. Price volatility of natural gas impacts our cost of products sold. The objective of the natural gas price protection program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in downward price movements. To implement these objectives, we may purchase OTM call options for natural gas. Purchase of these call options protects us against significant upward movement in natural gas prices while allowing us full participation in downward movements in natural gas prices.

      Our natural gas call option contracts outstanding at year-end 2003 protect our domestic operations through December 2004. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2003, approximately $3 million of option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Feedstock Oil Price Protection Program. We purchase significant quantities of feedstock oil (a derivative of petroleum) that is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for our Specialty Chemicals segment. The objective of the feedstock oil price protection program is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To implement these objectives, we may purchase OTM call options for feedstock oil. Purchase of these call options protects us against significant upward movement in feedstock oil prices while allowing us full participation in downward movements in prices.

      Our feedstock oil option contracts (119,000 barrels) outstanding at year-end 2003 are in place through February 2004. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2003, approximately $0.8 million of option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Other Protection Programs

      Our copper fixed-price rod sales program, gold price protection program, copper quotational period swap program and other diesel fuel price protection programs did not meet all of the criteria to qualify under SFAS Nos. 133, 138 and 149 as hedge transactions. These derivative contracts and programs are discussed below.

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

      At year-end 2003, an unrealized gain of approximately $4.4 million associated with the rod price protection program was recorded to cost of products sold. At December 31, 2003, our copper rod protection program had maturities through March 2005.

Gold Price Protection Program. Our 80 percent partnership interest in Candelaria (mining operation in Chile) produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold. To protect our exposure to reduced gold selling prices while retaining the ability to participate in some price increases, we entered into zero-cost gold collars. The simultaneous purchase of a put option and sale of a call option (collar) provides downside price protection against substantial declines in gold selling prices while retaining the ability to participate in some price increases.

      At year-end 2003, an unrealized loss of approximately $1.8 million associated with the sold call options was recorded to cost of products sold. At December 31, 2003, our gold price protection program (86,400 ounces) had maturities through December 2004.

Copper Quotational Period Swap Program. Candelaria’s copper concentrate is sold at the average LME copper price in the month of shipment. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month of shipment average LME copper price.

      At year-end 2003, an unrealized gain of approximately $1.2 million associated with the copper swap contracts was recorded to cost of products sold. At December 31, 2003, our copper quotational period swap program had maturities through January 2004.

Other Diesel Fuel Price Protection Programs. Some of our diesel fuel price protection programs do not qualify under SFAS Nos. 133, 138 and 149 as hedge transactions. We purchase significant quantities of diesel fuel to operate our mine sites as an input to the manufacturing process. Price volatility of diesel fuel impacts our cost of production sold. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement. To implement these objectives, we may purchase OTM diesel fuel call options and/or fixed-price swaps. Purchase of these call options protects us against significant upward movement in diesel fuel prices while allowing us full participation in downward movements. Purchase of fixed-price swaps creates certainty of the diesel fuel purchase price during the hedge period.

      At year-end 2003, there was no unrealized gain or loss associated with these diesel fuel option contracts. At December 31, 2003, these diesel fuel option contracts had maturities through December 2004.

Credit Risk

      We are exposed to credit loss in cases where the financial institutions with which we have entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay us when they owe us funds as a result of our protection agreements with them. To minimize the risk of such losses, we only use highly rated financial institutions that meet certain requirements. We also periodically review the creditworthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we deal with will default on their obligations. As of December 31, 2003, the maximum amount of credit exposure was approximately $8 million.

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

      A comparison of the carrying amount and the estimated fair values of our financial instruments at December 31, 2003, was as follows:

	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$683.8	683.8
Investments and long-term receivables (excluding $33.0 million of equity investments for which it is not practicable to estimate fair value)*	$111.3	624.9
Long-term debt (including amounts due within one year)	$1,908.5	2,088.8

*
Our largest cost basis investment is our minority interest in SPCC, which is carried at a book value of $13.2 million. Our ownership interest in SPCC is represented by our share of a class of SPCC common stock that is currently not registered for trading on any public exchange. Based on the New York Stock Exchange closing market price of listed SPCC shares on December 31, 2003, an estimate of the fair value of our investment is approximately $527 million.

23. Business Segment Data

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

      Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, sulfide ore concentrating and electrowinning. In addition, they produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium as by-products.

      PDMC’s Manufacturing and Sales segment consists of conversion facilities including our smelters, refineries and rod mills, as well as sales and marketing. The Manufacturing and Sales segment sells copper to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

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

      The Other Mining segment includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

      The U.S. mines transfer their copper production to the Manufacturing and Sales segment of PDMC. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Additionally, the South American mines sold approximately 44 percent of their copper to the Manufacturing and Sales segment in 2003 and 2002, and approximately 40 percent in 2001. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and certain transportation premiums.

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

Financial Data By Geographic Area

	2003	2002	2001
Sales and other operating revenues:
Unaffiliated customers
United States	$2,601.1	2,301.8	2,651.3
Latin America	1,044.6	986.2	929.9
Other	497.0	434.0	421.2

	$4,142.7	3,722.0	4,002.4

Long-lived assets at December 31:
United States	$3,654.9	3,656.0	3,927.2
Latin America*	1,538.7	1,645.3	1,820.4
Other	281.7	288.5	301.7

	$5,475.3	5,589.8	6,049.3

* Long-lived assets in Chile	$984.0	1,057.0	1,134.8

      Revenue is attributed to countries based on the location the sale originated.

Financial Data By Business Segment

	U.S. Mines					South American Mines
		Bagdad/	Miami/	Chino/		Candelaria/	Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Ojos del Salado	Verde	El Abra	Molybdenum
2003
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.3	—	218.5	41.4	136.2	383.6
Intersegment	587.8	469.2	32.9	45.9	93.4	101.4	115.3	93.2	—
Depreciation, depletion and amortization	76.1	33.9	6.9	9.0	13.0	43.5	28.7	67.7	25.5
Operating income (loss) before special items and provisions	78.5	81.0	(5.5)	(4.1)	(16.7)	100.5	42.7	39.4	8.6
Special items and provisions	(1.1)	—	(0.5)	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	77.4	81.0	(6.0)	(5.4)	(17.2)	100.5	42.7	39.4	8.6
Interest income	—	—	—	—	—	1.0	0.2	—	0.3
Interest expense	—	—	—	—	—	14.2	1.8	14.8	—
Equity earnings (losses)	—	—	—	—	—	—	—	—	—
Extraordinary gain	—	—	—	68.3	—	—	—	—	—
Cumulative effect of accounting change	3.6	2.6	(2.7)	(4.3)	2.7	—	0.9	(0.4)	1.4
Equity basis investments	—	0.4	0.9	—	—	0.3	—	—	—
Assets at December 31	1,008.9	739.5	119.0	413.2	168.3	684.5	440.8	532.9	787.6
Expenditures for segment assets*	16.5	18.5	1.2	(46.7)	2.0	4.6	5.1	1.0	13.4

*
2003 expenditures for segment assets included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with the acquisition of their one-third partnership interest in Chino Mines Company. (Refer to Note 2, Acquisition and Divestitures, for further discussion.)

2002
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.7	—	163.5	36.8	172.5	268.7
Intersegment	521.9	363.6	22.8	58.1	103.7	102.7	97.2	89.9	—
Depreciation, depletion and amortization	78.7	27.4	5.7	11.2	12.5	39.0	30.8	63.1	24.1
Operating income (loss) before special items and provisions	24.6	19.9	(13.3)	6.8	1.6	47.6	24.8	(7.0)	7.6
Special items and provisions	(0.5)	0.3	(2.3)	(117.2)	—	—	—	—	1.0
Operating income (loss)	24.1	20.2	(15.6)	(110.4)	1.6	47.6	24.8	(7.0)	8.6
Interest income	—	—	—	—	—	1.2	0.2	0.3	0.4
Interest expense	—	—	—	—	—	20.7	5.3	21.6	(0.4)
Equity earnings (losses)	—	—	—	—	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—
Equity basis investments	—	0.4	—	—	—	0.4	—	—	—
Assets at December 31	1,077.4	766.1	124.7	282.6	150.9	633.5	428.0	504.5	779.0
Expenditures for segment assets	9.9	41.6	0.3	3.1	3.6	2.2	7.3	6.3	9.8

2001
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.7	—	202.2	32.2	118.8	226.3
Intersegment	494.2	474.8	69.6	73.4	113.7	79.7	86.5	67.5	—
Depreciation, depletion and amortization	90.5	36.2	7.2	12.2	13.2	42.6	40.0	42.6	21.2
Operating income (loss) before special items and provisions	(60.4)	18.4	(1.5)	(12.5)	(14.4)	50.0	1.8	5.5	(11.1)
Special items and provisions	(1.5)	(6.9)	(3.6)	(3.0)	(1.9)	—	—	—	(0.6)
Operating income (loss)	(61.9)	11.5	(5.1)	(15.5)	(16.3)	50.0	1.8	5.5	(11.7)
Interest income	0.1	—	—	0.1	—	4.7	0.4	0.1	0.9
Interest expense	0.7	0.1	—	0.1	—	21.5	8.1	25.0	0.2
Equity earnings (losses)	—	—	—	—	—	(0.1)	—	—	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—
Equity basis investments	—	0.3	—	—	—	0.4	—	—	—
Assets at December 31	1,155.4	783.8	132.6	420.2	139.4	660.8	452.4	575.6	801.6
Expenditures for segment assets	61.0	9.3	3.3	4.0	5.4	5.7	14.2	40.9	8.9

Note: Refer to Notes 2 and 3 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

Financial Data By Business Segment (continued)

								Corporate,
	Manufacturing	Other	PDMC	PDMC	Specialty	Wire &	PDI	Other &
	and Sales	Mining	Eliminations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Totals
2003
Sales & other operating revenues:
Unaffiliated customers	2,026.8	21.8	—	2,828.6	644.2	669.9	1,314.1	—	4,142.7
Intersegment	302.5	67.4	(1,781.8)	127.2	—	0.3	0.3	(127.5)	—
Depreciation, depletion and amortization	16.9	6.8	—	328.0	45.9	35.5	81.4	13.2	422.6
Operating income (loss) before special items and provisions	32.0	(85.7)	—	270.7	51.1	15.7	66.8	(101.9)	235.6
Special items and provisions	(0.1)	(2.0)	—	(5.5)	3.7	(2.0)	1.7	(34.2)	(38.0)
Operating income (loss)	31.9	(87.7)	—	265.2	54.8	13.7	68.5	(136.1)	197.6
Interest income	—	4.8	(4.3)	2.0	7.6	0.9	8.5	5.9	16.4
Interest expense	4.3	0.3	(4.3)	31.1	29.9	5.1	35.0	79.7	145.8
Equity earnings (losses)	—	(0.1)	—	(0.1)	—	0.7	0.7	2.1	2.7
Extraordinary gain	—	—	—	68.3	—	—	—	—	68.3
Cumulative effect of accounting change	—	4.7	—	8.5	0.5	—	0.5	(0.6)	8.4
Equity basis investments	—	—	—	1.6	—	6.0	6.0	25.5	33.1
Assets at December 31	467.6	1,489.3	(1,613.7)	5,237.9	759.0	521.6	1,280.6	754.4	7,272.9
Expenditures for segment assets*	9.9	9.6	(1.8)	33.3	23.9	17.1	41.0	28.1	102.4

*
2003 expenditures for segment assets included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with the acquisition of their one-third partnership interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

2002
Sales & other operating revenues:
Unaffiliated customers	1,823.4	20.2	—	2,485.8	548.8	687.4	1,236.2	—	3,722.0
Intersegment	395.8	57.2	(1,676.5)	136.4	—	0.4	0.4	(136.8)	—
Depreciation, depletion and amortization	24.5	2.8	—	319.8	41.3	40.7	82.0	8.4	410.2
Operating income (loss) before special items and provisions	4.9	(65.6)	—	51.9	47.0	5.6	52.6	(77.4)	27.1
Special items and provisions	0.2	1.6	—	(116.9)	1.1	(23.1)	(22.0)	(97.5)	(236.4)
Operating income (loss)	5.1	(64.0)	—	(65.0)	48.1	(17.5)	30.6	(174.9)	(209.3)
Interest income	—	3.8	(2.9)	3.0	4.2	1.4	5.6	7.2	15.8
Interest expense	2.9	0.5	(2.9)	47.7	28.9	3.4	32.3	107.0	187.0
Equity earnings (losses)	—	0.1	—	0.1	—	0.7	0.7	1.9	2.7
Cumulative effect of accounting change	—	—	—	—	—	(22.9)	(22.9)	—	(22.9)
Equity basis investments	—	—	—	0.8	—	5.2	5.2	25.8	31.8
Assets at December 31	476.0	1,696.4	(1,790.8)	5,128.3	679.2	506.9	1,186.1	714.6	7,029.0
Expenditures for segment assets	7.0	2.6	—	93.7	24.1	9.3	33.4	6.1	133.2

2001
Sales & other operating revenues:
Unaffiliated customers	2,056.7	12.6	—	2,649.5	582.0	770.9	1,352.9	—	4,002.4
Intersegment	501.3	65.7	(1,873.4)	153.0	—	0.2	0.2	(153.2)	—
Depreciation, depletion and amortization	33.7	4.7	—	344.1	43.7	47.0	90.7	5.1	439.9
Operating income (loss) before special items and provisions	21.1	(78.4)	—	(81.5)	63.2	15.5	78.7	(66.6)	(69.4)
Special items and provisions	(6.9)	22.3	—	(2.1)	(1.4)	(3.3)	(4.7)	47.4	40.6
Operating income (loss)	14.2	(56.1)	—	(83.6)	61.8	12.2	74.0	(19.2)	(28.8)
Interest income	—	7.6	(5.9)	8.0	4.3	1.3	5.6	9.7	23.3
Interest expense	5.6	0.9	(5.9)	56.3	42.4	5.7	48.1	123.1	227.5
Equity earnings (losses)	—	(2.9)	—	(3.0)	—	0.9	0.9	1.8	(0.3)
Cumulative effect of accounting change	(2.0)	—	—	(2.0)	—	—	—	—	(2.0)
Equity basis investments	—	0.1	—	0.8	—	4.9	4.9	28.4	34.1
Assets at December 31	559.4	1,748.4	(1,826.6)	5,603.0	709.0	638.1	1,347.1	634.2	7,584.3
Expenditures for segment assets	31.4	7.5	9.0	200.6	28.9	57.6	86.5	23.9	311.0

Note: Refer to Notes 2 and 3 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

PART III

Items 10, 11, 12, 13 and 14.

      The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the material included under the captions “Election of Directors”, “Corporate Governance and General Information Concerning the Board of Directors and its Committees”, “Compensation Committee Interlocks and Insider Participation”, “Share Ownership of Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Equity Compensation Plan Information”, “Executive Compensation”, “Pension and Other Retirement Benefits” and “Principal Accounting Firm Fees” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 28, 2004 (the 2004 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 2004 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 16, 2004.

      Additionally, the Company’s Code of Business Ethics and Policies, Directors’ Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters of the Audit Committee, Committee on Directors and Corporate Governance, and Compensation and Management Development Committee are available and maintained on the Company’s Web site (http://www.phelpsdodge.com).

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1.		Financial Statements:

		Statement of Consolidated Operations, page 88.

		Consolidated Balance Sheet, page 89.

		Consolidated Statement of Cash Flows, page 90.

		Consolidated Statement of Shareholders’ Equity, page 91.

2.		Financial Statement Schedule:

		Valuation and Qualifying Accounts and Reserves, page 138.

3.		Exhibits:

3.	1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.	2	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.	1	Credit Agreement, effective May 10, 2000, among the Company, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).

4.	2	Rights Agreement, dated as of February 5, 1998 between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

		Note: Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

4.	3	Form of Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.	4	Form of 6.375 percent Note, due November 1, 2004, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.	5	Form of 7.125 percent Debenture, due November 1, 2027, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the

		Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.	6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among The Chase Manhattan Bank and First Union National Bank, and acknowledged by the Company, pursuant to which First Union National Bank succeeded The Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.	7	Form of 8.75 percent Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.	8	Form of 9.5 percent Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.	9	Form of Common Share Certificate of the Company (incorporated by reference to Exhibit 4.9 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.	10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Company (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

10.		Management contracts and compensatory plans and agreements.

10.	1	The Company’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.	2	The Company’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 of the Company’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

		Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantial similar provisions to Exhibits 10.1 and 10.2 above.

10.	3	Description of the Company’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.	4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.	5	Form of Change-of-Control Agreement between the Company and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.	6	Amended and restated form of Severance Agreement between the Company and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.	7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.	8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (SEC File No. 1-82).

10.	9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (SEC File No. 1-82).

10.	10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.	11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agree-

		ment under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

		Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.	12	The Company’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), and forms of: (i) Stock Option Agreement; (ii) Supplement A to Stock Option Agreement; (iii) Supplement B to Stock Option Agreement; (iv) Restricted Stock Letter Agreement; (v) Restricted Stock Letter Agreement (cliff vesting), each effective May 23, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 1-82)); form of Restricted Stock Letter (graduated vesting) (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 1-82)); and form of amended Restricted Stock letters (graduated and cliff vesting), effective February 3, 2004 (SEC File No. 1-82).

		Note: Omitted from the filing pursuant to the Instruction to Item 601 (b) (10) are any actual agreement between the Company and certain officers under the 2003 Plan, which contain subsequently similar provisions to Exhibit 10.12 above.

11		Computation of per share earnings.

12.	1	Computation of ratios of earnings to fixed charges.

12.	2	Computation of ratios of total debt to total capitalization.

21		List of Subsidiaries and Investments.

23		Consent of PricewaterhouseCoopers LLP.

24		Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

		Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

31		Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the 2003 fourth quarter: (i) Current Report on Form 8-K bearing cover date of October 29, 2003, in which the Company reported under Item 9 and 12 that it had issued a press release announcing financial results for the three- and nine-months ended September 30, 2003; and (ii) Current Report on Form 8-K bearing cover date of January 29, 2004, in which the Company reported under Item 9 and 12 that it had issued a press release announcing financial results for the three- and twelve-months ended December 31, 2003.

Schedule II

Phelps Dodge Corporation and Consolidated Subsidiaries

Valuation and Qualifying Accounts and Reserves

(In millions)

		Additions
	Balance at	Charged to			Balance
	beginning	costs and			at end
	of period	expenses	Other	Deductions	of period
Reserve deducted in balance sheet from the asset to which applicable:
Accounts Receivable:
December 31, 2003	$14.1	0.9	(1.4)	3.5	10.1
December 31, 2002	$14.2	5.0	(0.5)	4.6	14.1
December 31, 2001	$17.6	1.9	0.6	5.9	14.2
Supplies:
December 31, 2003	$28.4	8.1	0.2	4.9	31.8
December 31, 2002	$27.2	9.7	1.8	10.3	28.4
December 31, 2001	$24.2	4.0	0.5	1.5	27.2
Deferred Tax Assets:
December 31, 2003	$508.4	47.0	—	94.1	461.3
December 31, 2002	$550.4	70.6	—	112.6	508.4
December 31, 2001	$280.2	275.1	—	4.9	550.4

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION
(Registrant)

February 26, 2004	By:	/s/ Ramiro G. Peru

Ramiro G. Peru Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Steven Whisler	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2004

J. Steven Whisler

/s/ Ramiro G. Peru	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2004

Ramiro G. Peru

/s/ Stanton K. Rideout	Vice President and Controller (Principal Accounting Officer)	February 26, 2004

Stanton K. Rideout

(Robert N. Burt, Archie W. Dunham, William A. Franke, Robert D. Johnson, Marie L. Knowles, Robert D. Krebs, Jon C. Madonna, Gordon R. Parker, William J. Post, Jack E. Thompson, Directors)		February 26, 2004

By:	/s/ Ramiro G. Peru

Ramiro G. Peru Attorney-in-fact

Exhibit Index

Exhibits:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.2	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective May 10, 2000, among the Company, the Lenders parties thereto, Salomon Smith Barney Inc., Bank of Tokyo-Mitsubishi Trust Company, and Citibank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 1-82)).

4.2	Rights Agreement, dated as of February 5, 1998 between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

Note: Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

4.3	Form of Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.4	Form of 6.375 percent Note, due November 1, 2004, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among The Chase Manhattan Bank and First Union National Bank, and acknowledged by the Company,

pursuant to which First Union National Bank succeeded The Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Company (incorporated by reference to Exhibit 4.9 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Company (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

10.	Management contracts and compensatory plans and agreements.

10.1	The Company’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Company’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 of the Company’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantial similar provisions to Exhibits 10.1 and 10.2 above.

10.3	Description of the Company’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change-of-Control Agreement between the Company and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.6	Amended and restated form of Severance Agreement between the Company and certain executives, including all of the current executive officers to be listed in the summary compensation table to the 2003 Proxy Statement (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (SEC File No. 1-82).

10.9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (SEC File No. 1-82).

10.10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

10.11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	The Company’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), and forms of: (i) Stock Option Agreement; (ii) Supplement A to Stock Option Agreement; (iii) Supplement B to Stock Option Agreement; (iv) Restricted Stock Letter Agreement; (v) Restricted Stock Letter Agreement (cliff vesting), each effective May 23, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 1-82)); form of Restricted Stock Letter (graduated vesting) (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 1-82)); and form of amended Restricted Stock letters (graduated and cliff vesting), effective February 3, 2004 (SEC File No. 1-82).

Note: Omitted from the filing pursuant to the Instruction to Item 601 (b) (10) are any actual agreement between the Company and certain officers under the 2003 Plan, which contain subsequently similar provisions to Exhibit 10.12 above.

11	Computation of per share earnings.

12.1	Computation of ratios of earnings to fixed charges.

12.2	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of 10 cents per page, plus postage.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.