Form 10-Q
period 2004-03-31
PHELPS DODGE CORP
filed 2004-04-28
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Number of Common Shares outstanding at April 26, 2004: 93,498,152 shares.

- i -

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

	First Quarter
	2004	2003
	(See Note 4)
Sales and other operating revenues	$1,597.0	978.0

Operating costs and expenses
Cost of product sold (exclusive of items shown separately below)	1,098.4	807.3
Depreciation, depletion and amortization	124.9	101.6
Selling and general administrative expense	38.5	32.7
Exploration and research expense	13.6	9.6
Special items and provisions, net (see Note 3)	6.8	(1.9)

	1,282.2	949.3

Operating income	314.8	28.7
Interest expense	(39.0)	(36.0)
Capitalized interest	0.1	0.1
Early debt extinguishment costs (see Note 11)	(22.4)	—
Miscellaneous income and expense, net	2.2	0.9

Income (loss) before taxes, minority interests, equity in net earnings (losses) of affiliated companies and cumulative effect of accounting change	255.7	(6.3)
Provision for taxes on income (see Note 8)	(6.2)	(15.4)
Minority interests in consolidated subsidiaries	(63.6)	(2.1)
Equity in net earnings (losses) of affiliated companies	(0.2)	0.4

Income (loss) before cumulative effect of accounting change	185.7	(23.4)
Cumulative effect of accounting change, net of tax of $(1.3) in 2003 (see Note 4)	—	8.4

Net income (loss)	185.7	(15.0)
Preferred stock dividends	(3.4)	(3.4)

Net income (loss) applicable to common shares	$182.3	(18.4)

Weighted average number of common shares outstanding – basic	91.7	88.6
Basic earnings (loss) per common share before cumulative effect of accounting change	$1.99	(0.30)
Cumulative effect of accounting change	—	0.09

Basic earnings (loss) per common share	$1.99	(0.21)

Weighted average number of common shares outstanding – diluted*	97.9	88.6
Diluted earnings (loss) per common share before cumulative effect of accounting change	$1.90	(0.30)
Cumulative effect of accounting change	—	0.09

Diluted earnings (loss) per common share	$1.90	(0.21)

*	Diluted earnings (loss) per common share would have been anti-dilutive for the quarter ended March 31, 2003, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Information.

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	March 31,	December 31,
	2004	2003
	(see Note 4)
Assets
Current assets:
Cash and cash equivalents	$685.1	683.8
Accounts receivable, less allowance for doubtful accounts (2004 - $13.4; 2003 - $10.1)	687.7	461.3
Mill and leach stockpiles	22.1	22.4
Inventories	381.3	379.7
Supplies	169.5	150.7
Prepaid expenses and other current assets	56.5	31.0
Deferred income taxes	54.4	61.1

Current assets	2,056.6	1,790.0
Investments and long-term receivables	111.3	150.3
Property, plant and equipment, net	4,983.7	4,646.5
Long-term mill and leach stockpiles	126.5	89.2
Deferred income taxes	46.2	7.6
Goodwill	98.3	98.4
Intangible assets, net (see Note 13)	418.9	321.3
Other assets and deferred charges	173.7	169.6

	$8,015.2	7,272.9

Liabilities
Current liabilities:
Short-term debt	$27.3	50.5
Current portion of long-term debt	258.2	204.6
Accounts payable and accrued expenses	796.7	700.7
Dividends payable	3.4	3.4
Accrued income taxes	88.7	56.1

Current liabilities	1,174.3	1,015.3
Long-term debt	1,586.1	1,703.9
Deferred income taxes	427.9	410.2
Other liabilities and deferred credits	1,026.5	1,009.5

	4,214.8	4,138.9

Commitments and contingencies (see Notes 5, 6 and 8)
Minority interests in consolidated subsidiaries	417.9	70.2

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 93.5 outstanding in 2004 and 91.0 outstanding in 2003 after deducting 17.1 shares (2004 and 2003) held in treasury	584.1	568.5
Preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2004 and 2003	2.0	2.0
Capital in excess of par value	1,778.9	1,642.5
Retained earnings	1,436.9	1,254.6
Accumulated other comprehensive loss	(392.1)	(393.5)
Other	(27.3)	(10.3)

	3,382.5	3,063.8

	$8,015.2	7,272.9

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2004	2003
	(see Note 4)
Operating activities
Net income (loss)	$185.7	(15.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	124.9	101.6
Deferred income tax provision (benefit)	(32.3)	1.2
Equity earnings, net of dividends received	1.3	0.2
Special items and provisions	11.3	(1.9)
Early debt extinguishment costs	22.4	—
Minority interests in consolidated subsidiaries	63.6	2.1
Cumulative effect of accounting change	—	(9.7)
Changes in current assets and liabilities:
Accounts receivable	(216.3)	(65.1)
Repayment from sale of accounts receivable	—	(2.4)
Mill and leach stockpiles	5.1	—
Inventories	9.4	8.1
Supplies	(1.3)	1.7
Prepaid expenses	(25.3)	(4.5)
Interest payable	20.0	25.7
Other accounts payable	67.5	13.3
Accrued income taxes	29.2	12.9
Other accrued expenses	(8.1)	(69.5)
Other operating, net	(0.5)	7.3

Net cash provided by operating activities	256.6	6.0

Investing activities
Capital outlays	(46.5)	(26.9)
Capitalized interest	(0.1)	(0.1)
Investment in subsidiaries	(0.2)	(0.4)
Proceeds from asset dispositions	1.1	0.1
Other investing, net	3.3	(0.7)

Net cash used in investing activities	(42.4)	(28.0)

Financing activities
Proceeds from issuance of debt	149.8	8.8
Payment of debt	(499.2)	(20.3)
Preferred dividends	(3.4)	(3.4)
Issuance of shares	151.6	—
Other financing, net	(40.0)	(0.2)

Net cash used in financing activities	(241.2)	(15.1)

Decrease in cash and cash equivalents	(27.0)	(37.1)
Increase at beginning of period from consolidating El Abra and Candelaria	28.3	—
Cash and cash equivalents at beginning of period	683.8	349.8

Cash and cash equivalents at end of period	$685.1	312.7

See Notes to Consolidated Financial Information.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity
Balance at December 31, 2003	91.0	$568.5	2.0	$2.0	$1,642.5	$1,254.6	$(393.5)	$(10.3)	$3,063.8
Stock options exercised	2.2	14.0			119.2				133.2
Restricted shares issued/cancelled, net	0.3	1.6			17.3			(17.0)	1.9
Common shares purchased					(0.1)				(0.1)
Dividends on preferred shares						(3.4)			(3.4)
Comprehensive income (loss):
Net income						185.7			185.7
Other comprehensive income (loss), net of tax:
Translation adjustment							(0.2)		(0.2)
Net gain on derivative instruments							0.6		0.6
Other investment adjustments							0.1		0.1
Unrealized gains on securities							0.9		0.9

Other comprehensive income							1.4		1.4

Comprehensive income									187.1

Balance at March 31, 2004	93.5	$584.1	2.0	$2.0	$1,778.9	$1,436.9	$(392.1)	$(27.3)	$3,382.5

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

	U.S. Mines					South American Mines
						Candelaria/
		Bagdad/	Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Salado*	Verde	El Abra*	Molybdenum
First Quarter 2004
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.1	—	86.3	16.6	99.2	150.0
Intersegment	210.9	170.8	8.8	36.7	27.5	72.4	51.6	74.3	—
Depreciation, depletion and amortization	18.1	9.2	1.2	2.5	3.0	13.1	8.2	31.6	7.3
Operating income (loss) before special items and provisions	77.9	54.9	(0.7)	15.0	2.4	68.8	37.8	74.6	15.6
Special items and provisions	—	—	—	—	—	—	—	—	—
Operating income (loss)	77.9	54.9	(0.7)	15.0	2.4	68.8	37.8	74.6	15.6
Minority interests in consolidated subsidiaries	—	—	—	—	—	(8.9)	—	(49.5)	—
Assets at March 31	990.9	731.2	108.1	422.2	162.3	922.9	464.5	1,070.4	795.3
Expenditures for segment assets	3.6	4.5	—	0.9	0.3	5.0	0.9	1.4	2.3
First Quarter 2003
Sales & other operating revenues:
Unaffiliated customers	—	—	—	0.1	—	59.2	9.9	31.5	75.9
Intersegment	136.2	95.4	9.0	9.4	26.7	23.5	27.2	21.0	—
Depreciation, depletion and amortization	18.7	7.3	1.9	2.0	3.3	10.8	7.3	14.5	6.1
Operating income (loss) before special items and provisions	12.4	6.7	(0.7)	(2.1)	(4.4)	23.1	7.5	5.6	0.1
Special items and provisions	—	—	—	—	—	—	—	—	—
Operating income (loss)	12.4	6.7	(0.7)	(2.1)	(4.4)	23.1	7.5	5.6	0.1
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	—	—	—
Cumulative effect of accounting change	3.6	2.6	(2.7)	(4.3)	2.7	—	0.9	(0.4)	1.4
Assets at March 31	1,076.5	762.7	119.8	292.2	149.8	660.4	432.6	549.7	787.2
Expenditures for segment assets	6.1	6.2	—	1.0	0.2	0.6	1.0	0.2	2.5

								Corporate,
	Manufac-		PDMC					Other &
	turing and	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals
First Quarter 2004
Sales & other operating revenues:
Unaffiliated customers	857.2	5.1	—	1,214.5	163.9	218.6	382.5	—	1,597.0
Intersegment	107.5	16.1	(721.2)	55.4	—	—	—	(55.4)	—
Depreciation, depletion and amortization	5.2	1.1	—	100.5	13.1	9.0	22.1	2.3	124.9
Operating income (loss) before special items and provisions	3.8	(19.9)	—	330.2	11.2	4.1	15.3	(23.9)	321.6
Special items and provisions	—	—	—	—	—	(1.8)	(1.8)	(5.0)	(6.8)
Operating income (loss)	3.8	(19.9)	—	330.2	11.2	2.3	13.5	(28.9)	314.8
Minority interests in consolidated subsidiaries	—	0.2	(4.9)	(63.1)	(0.1)	(0.4)	(0.5)	—	(63.6)
Assets at March 31	542.1	1,267.6	(1,445.0)	6,032.5	759.8	574.4	1,334.2	648.5	8,015.2
Expenditures for segment assets	3.1	6.5	(0.5)	28.0	2.3	6.6	8.9	9.8	46.7
First Quarter 2003
Sales & other operating revenues:
Unaffiliated customers	473.4	5.0	—	655.0	162.1	160.9	323.0	—	978.0
Intersegment	85.3	16.3	(420.0)	30.0	—	—	—	(30.0)	—
Depreciation, depletion and amortization	4.2	1.1	—	77.2	11.0	8.9	19.9	4.5	101.6
Operating income (loss) before special items and provisions	8.5	(21.0)	—	35.7	10.9	3.4	14.3	(23.2)	26.8
Special items and provisions	—	—	—	—	3.2	—	3.2	(1.3)	1.9
Operating income (loss)	8.5	(21.0)	—	35.7	14.1	3.4	17.5	(24.5)	28.7
Minority interests in consolidated subsidiaries	—	—	(1.0)	(1.0)	(0.1)	(1.0)	(1.1)	—	(2.1)
Cumulative effect of accounting change	—	4.7	—	8.5	0.5	—	0.5	(0.6)	8.4
Assets at March 31	486.3	1,511.2	(1,617.6)	5,210.8	708.3	525.1	1,233.4	551.9	6,996.1
Expenditures for segment assets	1.6	0.5	—	19.9	3.8	2.6	6.4	1.0	27.3

*	First quarter 2004 reflects full consolidation of El Abra and Candelaria; first quarter 2003 reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.	General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. The unaudited Consolidated Financial Statements as of March 31, 2004, include the accounts of the Company and the full consolidation of El Abra and Candelaria, which have historically been accounted for using the proportional consolidation method of accounting (refer to Note 4, Accounting Standards, for additional discussion). On December 19, 2003, we acquired the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei). Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Refer to Note 2, Acquisitions and Divestitures, in the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation

We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost has been reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net income (loss) and earnings (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to compensation cost.

(Unaudited; $ in millions except per share data)

	First Quarter
	2004	2003
Net income (loss) as reported	$185.7	(15.0)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(1.7)	(3.2)

Pro forma net income (loss)	$184.0	(18.2)

Earnings (loss) per common share
Basic – as reported	$1.99	(0.21)
Basic – pro forma	$1.97	(0.24)
Earnings (loss) per common share
Diluted – as reported	$1.90	(0.21)
Diluted – pro forma	$1.88	(0.24)

3.	Special Items and Provisions

Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2004:

(Unaudited; gains (losses) in millions except per share amounts)

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDI –
Restructuring program	$(1.7)	(1.1)	(0.01)
Environmental provisions, net	(0.1)	(0.1)	—

	(1.8)	(1.2)	(0.01)

Corporate and Other –
Environmental provisions, net	(4.6)	(3.5)	(0.04)
Historic legal matters	(0.4)	(0.4)	—

	(5.0)	(3.9)	(0.04)

	(6.8)	(5.1)	(0.05)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(22.4)	(17.6)	(0.18)

Miscellaneous income and expense, net:
Cost-basis investment write-down	(3.6)	(2.7)	(0.03)

Provision for taxes on income:
Reversal of El Abra deferred tax valuation allowance	—	30.8	0.31

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax valuation allowance	—	(15.1)	(0.15)

Total	$(33.7)	(10.4)	(0.11)

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2003:

(Unaudited; gains (losses) in millions except per share amounts)

Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDI –
Termination of a foreign postretirement benefit plan	$3.2	2.4	0.03

Corporate and Other –
Environmental provisions, net	(1.3)	(1.3)	(0.01)

	1.9	1.1	0.02

Cumulative effect of accounting change (see Note 4)	9.7	8.4	0.09

Total	$11.6	9.5	0.11

In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action will result in the closure of the manufacturing plant in El Paso, Texas, which will affect approximately 100 employees. Our magnet wire customers are moving their operations to China, Mexico and other offshore locations, leaving us with excess capacity in our North American plants. To remain competitive as a global provider of magnet wire, it is critical that we operate close to our customer base. Production capacity began transferring to our other North American locations in the 2004 first quarter. The transition will take place over a 12-month period, and we anticipate closing the El Paso facility by the end of 2004.

The following schedule presents a roll-forward of the liabilities incurred in connection with this restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	2004
	Provision	Payments	3/31/04
PDI –
Wire and Cable
Employee severance	$0.3	—	0.3
Plant removal and dismantling*	1.4	(1.2)	0.2

	1.7	(1.2)	0.5

*	Costs were charged to expense as incurred.

In September 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. Refer to the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion.

As of December 31, 2003, there were no liabilities incurred in connection with the September 2002 restructuring program. The following schedule presents a roll-forward from December 31, 2002, of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet as of March 31, 2003:

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03
PDI –
Wire and Cable
Employee severance	$1.3	(0.9)	0.4

In the second quarter of 2001, we announced a restructuring of our professional, administrative and operational support functions, as well as various other operational improvement initiatives. Additionally, in the second quarter of 2000 and 1999, we announced plans to reduce operating costs and restructure operations at our PDMC division and our Wire and Cable segment. Refer to the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion.

As of December 31, 2003, there were no liabilities incurred in connection with the 2001 restructuring programs. The following schedule presents a roll-forward from December 31, 2002, of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet as of March 31, 2003:

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03
PDMC –
U.S. Mines
Morenci
Employee severance	$0.1	(0.1)	—

Bagdad/Sierrita
Mothballing/take-or-pay contracts	0.2	(0.2)	—

Miami/Bisbee
Mothballing/take-or-pay contracts	0.1	(0.1)	—

Chino/Cobre
Employee severance	0.1	(0.1)	—

	0.5	(0.5)	—

Manufacturing and Sales
Employee severance	0.1	(0.1)	—

	$0.6	(0.6)	—

The following schedules present a roll-forward from December 31, 2003 and 2002, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	12/31/03	Payments	3/31/04
	–––––––	––––––––	––––––
PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03
PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

The following schedules present a roll-forward from December 31, 2003 and 2002, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	12/31/03	Payments	3/31/04
	–––––––	––––––––	––––––
PDMC –
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	0.6
PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	—	1.6

(Unaudited; $ in millions)

	12/31/02	Payments	3/31/03
	–––––––	––––––––	––––––
PDMC –
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	0.6
PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	—	1.6

4.	Accounting Standards

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. With respect to entities created prior to February 1, 2003, we determined that our El Abra and Candelaria copper mining operations in Chile met the VIE criteria and that we are the primary beneficiary of these entities. Historically, PD has accounted for its partnership interests in the 51 percent-owned El Abra and the 80 percent-owned Candelaria copper mines using the proportional consolidation method of accounting. In accordance with FIN 46-R, we fully consolidated the results of operations for El Abra and Candelaria with the interests held by our minority shareholders reported as minority interests in consolidated subsidiaries in our Consolidated Balance Sheet and Statement of Consolidated Operations beginning January 1, 2004. The impact of fully consolidating El Abra and Candelaria on our Consolidated Balance Sheet at March 31, 2004, was an increase in total assets of $649.5 million, total liabilities of $305.1 million and minority interests in consolidated subsidiaries of $344.4 million. There was no impact on consolidated shareholders’ equity. The impact on our Statement of Consolidated Operations for the quarter ended March 31, 2004, comprised increases (decreases) in sales and other operating revenues of $65.9 million, operating expenses of $17.7 million, op-

erating income of $48.2 million, net interest expense of $2.4 million, net miscellaneous income and expense of $(0.6) million, provision for taxes on income of $(12.9) million and minority interests in consolidated subsidiaries of $58.1 million. There was no impact on consolidated net income.

On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a cumulative effect gain of $8.4 million, net of deferred income taxes. In the first quarter 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $3 million, or 4 cents per common share.

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

In December 2003, FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003, and has provided the interim disclosures in Note 10, Pension and Postretirement Benefits.

5.	Environmental, and Reclamation and Closure Matters

As of December 31, 2003, we had a reserve balance of $317.2 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first quarter of 2004, we had a $4.7 million net increase in the reserve estimate ($6.1 million of additions and $1.4 million of reductions), offset by $6.2 million of spending against the reserve. As of March 31, 2004, the reserve balance was $315.7 million.

The site for which Phelps Dodge has received a notice of potential liability or an information request that currently is considered to be significant is the Pinal Creek site near Miami, Arizona. At March 31, 2004, the cost range for reasonably possible outcomes for all reservable remediation sites was estimated to be from $269.6 million to $620.5 million (of which approximately $315.7 million has been reserved).

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the

Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of March 31, 2004, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

The following tables summarize our asset retirement obligations/closure and reclamation accrual and asset retirement cost activities for the first quarter of 2004:

Asset Retirement Obligations
(Unaudited; $ in millions)

Balance, beginning of period	$225.3
New liabilities during the period	0.5
Additional liabilities from fully consolidating El Abra and Candelaria	5.6
Accretion expense	4.8
Payments	(3.1)
Revisions in estimated cash flows	0.4

Balance, end of period	$233.5

Asset Retirement Cost
(Unaudited; $ in millions)

Gross balance, beginning of period	$83.7
Additional assets from fully consolidating El Abra and Candelaria	2.4
New assets during the period	0.5
Revisions in estimated cash flows	0.4

Gross balance, end of period	87.0
Less accumulated depreciation, depletion and amortization	7.3

Net balance, end of period	$79.7

We have estimated the total cost of our asset retirement obligations, including anticipated future disturbances, at approximately $1.2 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life.

6.	Contingencies

Significant New Mexico Closure and Reclamation Programs

Background

The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each is subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. Each of these operations holds one or more discharge permits issued by NMED under WQCC regulations. The discharge permits specify operational and monitoring requirements to protect groundwater quality. Under the discharge permits for Chino, Tyrone, Cobre and Hidalgo, NMED has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination. Each discharge permit is issued for a period of no more than five years and the permit is reviewed each time it is renewed. Under certain circumstances, NMED may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

In addition, Chino, Tyrone and Cobre are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which were adopted by the New Mexico Mining Commission (the Mining Commission) in their original form in 1994. Chino, Tyrone and Cobre hold permits issued by MMD of the Energy, Minerals and Natural Resources Department under the Mining Act. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines. The rec-

lamation must be designed to achieve a self-sustaining ecosystem or a post-mining land use, unless MMD approves a waiver of this requirement because achieving this requirement is technically or economically infeasible or would be environmentally unsound. Regardless of whether a waiver is issued, however, reclamation must be performed to achieve all applicable air, water quality and other environmental standards.

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

As of October 1, 2002, NMED had not finalized its decision on the compromise permit, and, consequently, MMD was unable to approve the closeout plan. MMD then issued a Notice of Violation (NOV) to Chino for failing to meet the October 1, 2002 deadline. The NOV did not impose penalties, but ordered Chino to obtain approval by a new deadline and reserved the right to assess penalties for noncompliance. Chino appealed the NOV to the Mining Commission, which held a public hearing on the NOV in December 2002. The Mining Commission upheld the NOV, but modified the deadline for closeout plan approval until seven months after NMED issued Chino’s closure permit, subject to extension by MMD for good cause.

On February 24, 2003, NMED issued Chino’s closure permit consistent with the compromise permit. Under the closure permit, the amount of financial assurance was established at approximately $191 million on an NPV basis. In May 2003, Chino and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party performance guarantee from Phelps Dodge. In June 2003, MMD filed a petition with the Mining Commission to amend the Mining Act Rules to allow a trust fund to be used as financial assurance. In July 2003, the Company announced that a Phelps Dodge subsidiary would acquire Heisei’s one-third partnership interest in Chino. As part of the terms of that acquisition, Heisei agreed to provide cash funding for one-third of the financial assurance amount.

To reflect the agreement with Heisei, in September 2003 the financial assurance agreement was modified to provide for one-third of the financial assurance in the form of a trust fund and the remainder in the form of a third-party performance guarantee by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Chino. MMD extended the deadline for Chino to obtain approval of its closeout plan pending the conclusion of the Mining Commission hearings on the proposed rule changes and to allow time to hold a public hearing on the closeout plan and financial assurance. The Mining Commission finalized the rule changes at a public hearing on November 17, 2003.

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

The closeout plan approved by MMD incorporates the requirements of the NMED closure permit and includes a waiver from the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles, consistent with the terms of the NMED closure permit. It also incorporates a schedule for reclamation of inactive portions of the Chino operations and for reclamation following closure of active operations. Based upon minor adjustments to reflect additional requirements, the approved third-party cost estimate is approximately $395 million, and the approved financial assurance requirement is approximately $192 million on an NPV basis. Heisei provided funding of approximately $64 million on behalf of Chino for the Chino trust fund. Phelps Dodge issued a third-party performance guarantee for approximately $128 million for the balance of the financial assurance. Following NMED’s and MMD’s acceptance of the financial assurance, NMED released Chino’s $56 million interim surety bond as of December 31, 2003.

The Company estimates its cost to perform the requirements of the approved Chino closure permit and closeout plan to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $389 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At both March 31, 2004, and December 31, 2003, we had accrued approximately $39 million for reclamation at Chino.

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

NMED’s Hearing Officer issued a decision concerning the contested permit conditions on March 7, 2003. The Hearing Officer adopted many of Tyrone’s proposed changes to NMED’s draft permit, but sided with the NMED staff on requirements for regrading and covers. NMED issued Tyrone’s closure permit on April 8, 2003, in accordance with the Hearing Officer’s decision. The estimated third-party cost under the closure permit is approximately $433 million. Tyrone appealed the closure permit to WQCC, which held a public hearing to take evidence concluding on November 13, 2003. WQCC heard closing arguments on the appeal and voted to uphold the closure permit as issued by NMED during a meeting held on April 13 and 14, 2004.

In May 2003, Tyrone and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Tyrone agreed to establish a trust fund in the initial amount of $17 million, and to contribute $500,000 per quarter over a five-year period to increase the cash funding to a total of $27 million. Tyrone also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. Once the trust fund and collateral are in place, NMED will release the $58 million interim surety bond. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party performance guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Tyrone. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

On October 15, 2003, Tyrone and NMED finalized a settlement agreement establishing a detailed schedule for reclamation of the inactive tailing impoundments at Tyrone over an eight-year period. As reclamation is completed on portions of the facilities, the closure cost estimate and, accordingly, the required amount of financial assurance, may be reduced.

The deadline for Tyrone to obtain MMD’s approval of its closeout plan was April 8, 2004, subject to extension by MMD for good cause. On April 6, 2004, MMD held a public hearing on Tyrone’s proposed closeout plan. On April 12, 2004, MMD issued a permit revision with conditions for approval of Tyrone’s closeout plan. The permit revision includes approval of a waiver of the requirement to achieve a self-sustaining ecosystem or post-mining land use for four open pits and requirements for reclamation of two small pits for which the waiver was denied. The financial assurance amount was set at approximately $270.7 million (NPV basis). The financial assurance initially accepted by both MMD and NMED includes initial funding of $17 million in a trust fund, retention of the existing surety bond of approximately $58 million, a letter of credit for approximately $6.2 million, and a third-

party performance guarantee issued by Phelps Dodge for approximately $189.5 million. Tyrone expects to replace both the surety bond and the letter of credit with collateral as the collateral is approved by MMD and NMED over the next nine months.

Management’s internal cost estimate for performance of reclamation at Tyrone is approximately $257 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $427 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At both March 31, 2004, and December 31, 2003, we had accrued approximately $81 million for reclamation at Tyrone.

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

In May 2003, Cobre and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party performance guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Cobre agreed to establish a trust fund in the initial amount of $1 million, and to contribute $100,000 per quarter over a five-year period to increase the cash funding to a total of $3 million. Cobre also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party performance guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Cobre. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

Based upon the proposed CCP for Cobre submitted in 2001, the current cost estimate for reclamation at Cobre is approximately $9 million. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. Both of these estimates will be updated when NMED issues the closure permit. At both March 31, 2004, and December 31, 2003, we had accrued approximately $7 million for reclamation at Cobre.

Phelps Dodge Hidalgo, Inc.

Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. At both March 31, 2004, and December 31, 2003, we had accrued approximately $4 million for reclamation at Hidalgo.

7.	Earnings (Loss) Per Share

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

As a result of the net loss experienced during the quarter ended March 31, 2003, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (5.0 million), and unvested restricted stock (0.4 million) were excluded from the calculation as the related impacts were anti-dilutive.

Finally, common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. Incremental shares relating to these options totaled 0.1 million shares at an average exercise price of $82.74 for the first quarter of 2004 and 8.6 million shares at an average exercise price of $55.48 for the first quarter of 2003.

(Unaudited; $ in millions except per share data)

	First Quarter
	2004	2003
Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$185.7	(15.0)
Preferred stock dividends	(3.4)	(3.4)

Net income (loss) applicable to common shares	$182.3	(18.4)
Denominator:
Weighted average common shares outstanding	91.7	88.6

Basic earnings (loss) per common share	$1.99	(0.21)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$185.7	(15.0)
Preferred stock dividends	—	(3.4)

Net income (loss) applicable to common shares	$185.7	(18.4)
Denominator:
Weighted average common shares outstanding*	97.9	88.6

Diluted earnings (loss) per common share	$1.90	(0.21)

*	2003 first quarter excluded restricted stock and the assumed conversion of the mandatory convertible preferred shares to common shares due to the anti-dilutive impact.

8.	Provision for Taxes on Income

The Company’s income tax provision for the 2004 first quarter principally resulted from taxes on earnings at international operations ($36.9 million) including benefit from release of valuation allowance ($24.5 million) and taxes on earnings at U.S. operations ($0.1 million) including benefit from release of valuation allowance ($24.3 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million).

The Company’s income tax provision for the 2003 first quarter principally resulted from taxes on earnings at international operations ($14.9 million) that could not be offset by losses at domestic operations.

9.	Accounting for Derivative Instruments and Hedging Activities

The Company does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments and on market closing prices at period end. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003, for a discussion on our derivative instruments.

During the quarters ended March 31, 2004 and 2003, we reclassified approximately $1.6 million and $2.4 million, respectively, of other comprehensive losses to the statement of consolidated operations, principally as a result of our floating-to-fixed interest rate swaps.

10.	Pension and Postretirement Benefits

The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters ended March 31:

Pension Benefits
(Unaudited; $ in millions)

	First Quarter
	2004	2003
Service cost	$5.9	5.3
Interest cost	17.9	18.0
Expected return on plan assets	(20.9)	(21.6)
Amortization of prior service cost	0.9	0.9
Amortization of actuarial loss	0.8	0.5
Curtailment and special retirement benefits	0.5	1.4

Net periodic benefit cost	$5.1	4.5

Postretirement Benefits
(Unaudited; $in millions)

	First Quarter
	2004	2003
Service cost	$1.4	1.1
Interest cost	5.8	5.8
Expected return on plan assets	(0.1)	(0.1)
Amortization of prior service cost	0.3	0.3
Amortization of actuarial gain	(0.1)	(0.1)
Curtailment and special retirement benefits	—	(2.5)

Net periodic benefit cost	$7.3	4.5

11.	Debt and Other Financing

In March 2004, Phelps Dodge completed tender offers for its 6.625 percent Notes due in 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 first quarter pre-tax loss of $18.5 million, including purchase premiums and certain book adjustments.

Additionally, in March 2004, Phelps Dodge completed the issuance of $150 million in 30-year senior notes pursuant to the Company’s $750 million universal shelf registration statement. The notes were issued at a coupon of 6.125 percent and sold at a price of 99.874 for a yield of 6.134 percent. The proceeds from the offering were used to redeem the Company’s 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest, resulting in a 2004 first quarter pre-tax loss of $3.9 million.

On February 27, 2004, Phelps Dodge deposited with the Trustee an amount sufficient to redeem its 7.25 percent Industrial Revenue Bonds and Pollution Control Bonds (Amax Nickel Refining Company, Inc.) Series 1979, which were due in 2009. These bonds had an aggregate book value of approximately $6 million and were purchased at 100 percent of their face value, plus accrued interest.

A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 25 basis points (0.25 percent)) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 87.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005.

12.	Shareholders’ Equity

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at March 31, 2004.

Stock Options Exercised

During the 2004 first quarter, 2.2 million stock options were exercised for Phelps Dodge shares. Phelps Dodge received approximately $151.6 million in the 2004 first quarter including approximately $18.6 million of cash associated with stock option exercises in the 2003 fourth quarter.

13.	Intangible Assets, Net

The Emerging Issues Task Force of the FASB reached consensus in March 2004 that mineral rights should be removed as examples of intangible assets in SFAS Nos. 141 and 142. FASB is expected to ratify that consensus. At March 31, 2004, if ratified, approximately $413 million associated with mineral rights primarily relating to our South American mining concessions would be reclassified from intangible assets to property, plant and equipment, net. This reclassification would have no impact on total assets, total liabilities and shareholders’ equity or consolidated net income.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The financial information as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2004, the related consolidated statements of operations and of cash flows for each of the three-month periods ended March 31, 2004 and 2003 and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2004. This interim financial information is the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for the year then ended (not presented herein), and in our report dated February 25, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
April 27, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s report on Form 10-K for the year ended December 31, 2003, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Additionally, refer to Note 4, Accounting Standards, to our unaudited March 31, 2004, Consolidated Financial Information for a discussion on the adoption of Statement of Financial Accounting (SFAS) No. 143 and FASB Interpretation No. 46 (FIN 46).

     As discussed in Note 4, Accounting Standards, in the accompanying consolidated financial statements for the quarter ended March 31, 2004, in accordance with FIN 46, we determined that our Candelaria and El Abra copper mining operations in Chile, which have historically been consolidated on a proportional basis, should be fully consolidated. Therefore, these entities have been fully consolidated beginning January 1, 2004. As a result, at March 31, 2004, our Consolidated Balance Sheet included increases in total assets of $649.5 million, total liabilities of $305.1 million and minority interests in consolidated subsidiaries of $344.4 million. There was no impact on consolidated shareholders’ equity. The impact for the quarter ended March 31, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $65.9 million, operating expenses of $17.7 million, operating income of $48.2 million, net interest expense of $2.4 million, net miscellaneous income and expense of $(0.6) million, provision for taxes on income of $(12.9) million and minority interests in consolidated subsidiaries of $58.1 million. There was no consolidated impact on consolidated net income.

     As discussed in Note 2, Acquisitions and Divestitures, in our consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei) on December 19, 2003. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. The results of operations for Chino Mines Company have been included in the consolidated financial results for the quarter ended March 31, 2004.

RESULTS OF OPERATIONS

Consolidated Financial Results

(Unaudited; $ in millions except per share amounts)

	First Quarter
	2004	2003
	(see Note 4)
Sales and other operating revenues	$1,597.0	978.0
Operating income	$314.8	28.7

Income (loss) before cumulative effect of accounting change	$185.7	(23.4)
Cumulative effect of accounting change	—	8.4

Net income (loss)	$185.7	(15.0)

Basic earnings (loss) per common share before cumulative effect of accounting change	$1.99	(0.30)
Cumulative effect of accounting change	—	0.09

Basic net earnings (loss) per common share	$1.99	(0.21)

Diluted earnings (loss) per common share before cumulative effect of accounting change	$1.90	(0.30)
Cumulative effect of accounting change	—	0.09

Diluted net earnings (loss) per common share	$1.90	(0.21)

     The Company had consolidated earnings in the 2004 first quarter of $185.7 million, or $1.90 per common share, including a special, net charge of $10.4 million, or 11 cents per common share, after taxes. (All references to per share earnings or losses are based on diluted earnings or losses per share.) In the 2003 first quarter, the consolidated loss was $15.0 million, or 21 cents per common share, including a special, net gain of $9.5 million, or 11 cents per common share, after taxes.

     The $200.7 million increase in consolidated earnings in the 2004 first quarter compared with the corresponding 2003 period primarily was due to higher copper prices (approximately $258 million), the impact of fully consolidating El Abra and Candelaria (approximately $48 million), and a lower tax provision ($9.2 million); partially offset by higher minority interests primarily due to consolidating El Abra and Candelaria ($61.5 million), early debt extinguishment costs in 2004 ($22.4 million), a slightly higher implied unit cost of copper production as defined on page 27 (approximately $12 million) and a lower cumulative income effect of accounting change ($8.4 million).

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

Note: Supplemental Data

(Unaudited; $ in millions)

	First Quarter
	2004	2003
Special items, net of taxes	$(10.4)	9.5
Earnings (losses) excluding special items (after taxes)	$196.1	(24.5)

Note: Supplemental Data

     The following schedules summarize the special items and provisions for the quarters ended March 31, 2004 and 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	2004 First Quarter			2003 First Quarter
	Pre-tax	After-tax	$/share	Pre-tax	After-tax	$/share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax
Special items and provisions, net:
PDI (see Business Segment disclosure)	$(1.8)	(1.2)	(0.01)	3.2	2.4	0.03

Corporate and Other –
Environmental provisions, net	(4.6)	(3.5)	(0.04)	(1.3)	(1.3)	(0.01)
Historic legal matters	(0.4)	(0.4)	—	—	—	—

	(5.0)	(3.9)	(0.04)	(1.3)	(1.3)	(0.01)

	(6.8)	(5.1)	(0.05)	1.9	1.1	0.02

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)	—	—	—
Early debt extinguishment costs	(22.4)	(17.6)	(0.18)	—	—	—
Miscellaneous income and expense, net:
Cost-basis investment write-down	(3.6)	(2.7)	(0.03)	—	—	—
Benefit for taxes on income:
Reversal of El Abra deferred tax valuation allowance	—	30.8	0.31	—	—	—
Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax valuation allowance	—	(15.1)	(0.15)	—	—	—
Cumulative effect of accounting change (see Note 4)	—	—	—	9.7	8.4	0.09

Total	$(33.7)	(10.4)	(0.11)	11.6	9.5	0.11

     Business Divisions

     Results for 2004 and 2003 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and development programs. PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sector. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.

RESULTS OF PHELPS DODGE MINING COMPANY

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC comprises 11 reportable segments.

     Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating and electrowinning. In addition, some of these produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium as by-products.

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

     Major operating and financial results of PDMC for the quarters ended March 31, 2004 and 2003, are illustrated in the following table:

(Unaudited; $ in millions except per pound amounts)

	First Quarter
	2004	2003
	(see Note 4)
Sales and other operating revenues to unaffiliated customers	$1,214.5	655.0
Operating income	330.2	35.7
Minority interests	(63.1)	(0.9)
Copper production (thousand short tons):
Total copper production	317.6	317.2
Less undivided interest (A)	15.4	15.5

Copper production on a consolidated basis	302.2	301.7
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	41.9	41.3

Copper production on a pro-rata basis	260.3	260.4

Copper sales (thousand short tons):
Total copper sales from own mines	323.3	321.3
Less undivided interest (A)	15.4	15.5

Copper sales from own mines on a consolidated basis	307.9	305.8
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	41.8	42.0

Copper sales from own mines on a pro-rata basis	266.1	263.8

Purchased copper (thousand short tons):
Total purchased copper	115.1	93.7

Total copper sales on a consolidated basis	423.0	N/A

Total copper sales on a pro-rata basis	N/A	357.5

LME average spot copper price per pound – cathodes	$1.239	0.755
COMEX average spot copper price per pound – cathodes	$1.231	0.760
Implied full unit cost of copper production per pound	$0.703	0.687
Implied cash unit cost of copper production per pound	$0.532	0.536
Molybdenum production (million pounds)	13.5	11.5
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	15.2	13.8
Purchased molybdenum	3.4	1.5

Total molybdenum sales	18.6	15.3

Metals Week:
Molybdenum oxide price per pound	$8.27	4.06

(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests include (i) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation through December 18, 2003 (mining interest acquired by Phelps Dodge on December 19, 2003), (ii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned, indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporacion Nacional del Cobre de Chile (CODELCO).

(thousand tons)

	First Quarter
	2004	2003
Excluded copper production:
Chino Mine and Smelter	—	3.3
Candelaria	11.1	12.0
El Abra	30.8	26.0

	41.9	41.3

Note: Supplemental Data

     “Implied unit cost of copper production” measures the “all-in” cost of each pound of copper produced by PDMC. As the title indicates, this measure is the cost implied by the market price of copper (i.e., London Metal Exchange (LME) average spot) for a given period versus PDMC’s operating income (loss) excluding special items for the same period.

     There is no established common standard for calculating unit production costs in the copper industry. PDMC’s implied unit production costs indicator (which is based on readily accessible, publicly disclosed data) acts as a proxy to enable investors to follow and interpret cost trends over historical periods.

     PDMC calculates its implied full unit cost of copper production by dividing its operating income (loss) excluding special items by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion, amortization and closure accretion/accrual; selling and general administrative expense; and exploration and research expense for the division’s operations) that is compared with the LME market price of copper to render an implied cost of copper production. Cash implied unit cost of copper production is calculated by deducting PDMC’s segment depreciation, depletion, amortization and closure accretion/accrual from the implied full unit cost of copper production. Following is the calculation of implied unit cost of copper production for the quarters ended March 31, 2004 and 2003:

(Unaudited; $ in millions except per pound amounts)

	First Quarter
	2004	2003
	(see Note 4)
PDMC implied unit cost of copper production
Operating income	$330.2	35.7
Less special operating items	—	—

Operating income excluding special items	$330.2	35.7

Copper sales from own mines on a consolidated basis – million pounds	615.8	N/A
Copper sales from own mines on a pro-rata basis – million pounds	N/A	527.6
Operating margin – per pound copper sold	$0.536	0.068
LME average spot copper price per pound – cathodes	$1.239	0.755
Implied full unit cost of copper production per pound	$0.703	0.687

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

     Total PDMC Division – Sales

     PDMC’s sales and other operating revenues to unaffiliated customers increased $559.5 million, or 85 percent, in the 2004 first quarter compared with the 2003 first quarter. The increase reflected higher average copper prices (approximately $363 million), the impact of fully consolidating El Abra and Candelaria (approximately $66 million), higher average molybdenum prices (approximately $59 million), higher copper sales volumes (approximately $44 million) and higher molybdenum sales volumes (approximately $15 million).

     Total PDMC – Operating Income

     PDMC reported operating income of $330.2 million in the 2004 first quarter, compared with operating income of $35.7 million in the 2003 first quarter. The increase in operating income primarily reflected higher copper prices (approximately $258 million) and the impact of consolidating El Abra and Candelaria (approximately $48 million); partially offset by a higher implied unit cost of copper production (approximately $12 million).

     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged $1.231 and 76.0 cents in the first quarters of 2004 and 2003, respectively. The LME spot price per pound of copper cathode, primarily upon which we base our international sales, averaged $1.239 and 75.5 cents in the first quarters of 2004 and 2003, respectively.

     Management monitors the implied unit cost of copper production on a regular basis. Following is a schedule of significant components of the implied unit cost of copper production for the quarters ended March 31, 2004 and 2003:

	First Quarter
	2004	2003
Reconciliation of Implied Unit Cost (per lb.)*
Cash implied unit cost of copper production – base operations	$0.486	0.485
Exploration, technology and project development	0.024	0.017
Shutdown and curtailment expenses	0.022	0.034

Implied cash unit cost of copper production	$0.532	0.536
Non-cash (depreciation, depletion, amortization and closure accrual)	0.171	0.151

Implied full unit cost of copper production	$0.703	0.687

*	The implied full unit cost of copper production is based on PDMC’s operating margin per pound of copper sold (i.e., PDMC operating income (loss) excluding special items, divided by the total pounds of copper sold from its own mines for its own account, deducted from the LME copper price). Implied cash unit cost of copper production excludes PDMC’s depreciation, depletion and amortization and closure accretion/accrual from its operating margin in the above calculation. Cash unit cost of copper production-base operations excludes PDMC’s exploration, technology and project development, and shutdown and curtailed expenses. Exploration, technology and project development include expenses related to exploration, pre-feasibility and feasibility studies and process technology. Shutdown and curtailment expenses include costs related to idled facilities at operating properties, care-and-maintenance properties and discontinued operations. Note: Our measures of implied unit cost of copper may not be comparable to similarly titled measures reported by other companies.

     The implied full unit cost of copper production for the 2004 first quarter increased by 1.6 cents per pound compared with the corresponding 2003 period despite a benefit of approximately 6 cents per pound from higher molybdenum prices. That benefit was offset by several factors including the impact of costs that vary with copper prices, higher production costs at Sierrita (primarily higher mining rates, lower ore grades and lower SX/EW cathode production), costs associated with ramping up production at formerly curtailed sites, the impact of slope slippage at Bagdad, lower Candelaria ore grade, and higher energy and non-cash costs. The implied cash unit cost of copper production for the 2004 first quarter decreased slightly compared with the corresponding 2003 period primarily due to lower shutdown and curtailment expenses.

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), and special items and provisions for the first quarter of 2004 and 2003.

	U.S. Mines
		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
First Quarter 2004
Copper production (thousand short tons):
Total production	102.3	42.7	2.3	15.2	11.2	173.7
Less undivided interest	15.4	—	—	—	—	15.4

Copper production on a consolidated basis	86.9	42.7	2.3	15.2	11.2	158.3
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper production on a pro-rata basis	86.9	42.7	2.3	15.2	11.2	158.3

Copper sales (thousand short tons):
Total copper sales from own mines	102.3	47.1	3.7	15.2	11.2	179.5
Less undivided interest	15.4	—	—	—	—	15.4

Copper sales from own mines on a consolidated basis	86.9	47.1	3.7	15.2	11.2	164.1
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper sales from own mines on a pro-rata basis	86.9	47.1	3.7	15.2	11.2	164.1

Purchased copper (thousand short tons):
Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	86.9	47.1	3.7	15.2	11.2	164.1

($ in millions)
Operating income (loss)	$77.9	54.9	(0.7)	15.0	2.4	149.5
Special items and provisions	$—	—	—	—	—	—

First Quarter 2003
Copper production (thousand short tons):
Total production	103.5	42.7	5.4	8.4	17.1	177.1
Less minority participants’ shares	15.5	—	—	2.8	—	18.3

Copper production on a pro-rata basis	88.0	42.7	5.4	5.6	17.1	158.8

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	88.0	44.1	5.8	5.6	17.1	160.6
Purchased copper	—	—	—	—	—	—

Total copper sales on a pro-rata basis	88.0	44.1	5.8	5.6	17.1	160.6

($ in millions)
Operating income (loss)	$12.4	6.7	(0.7)	(2.1)	(4.4)	11.9
Special items and provisions	$—	—	—	—	—	—

Refer to segment discussion on pages 33 through 35.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 32 and 33 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado*	Cerro Verde	El Abra*	Subtotal
First Quarter 2004
Copper production (thousand short tons):
Total production	55.5	25.2	62.9	143.6
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	55.5	25.2	62.9	143.6
Less minority participants’ shares previously accounted for on a pro-rata basis	11.1	—	30.8	41.9

Copper production on a pro-rata basis	44.4	25.2	32.1	101.7

Copper sales (thousand short tons):
Total copper sales from own mines	54.8	25.6	63.1	143.5
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	54.8	25.6	63.1	143.5
Less minority participants’ shares previously accounted for on a pro-rata basis	10.9	—	30.9	41.8

Copper sales from own mines on a pro-rata basis	43.9	25.6	32.2	101.7

Purchased copper (thousand short tons):
Total purchased copper	10.9	—	—	10.9

Total copper sales on a consolidated basis	65.7	25.6	63.1	154.4

($ in millions)
Operating income (loss)	$68.8	37.8	74.6	181.2
Special items and provisions	$—	—	—	—

First Quarter 2003
Copper production (thousand short tons):
Total production	60.0	24.6	53.1	137.7
Less minority participants’ shares	12.0	—	26.0	38.0

Copper production on a pro-rata basis	48.0	24.6	27.1	99.7

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	49.1	24.6	27.5	101.2
Purchased copper	9.7	—	5.8	15.5

Total copper sales on a pro-rata basis	58.8	24.6	33.3	116.7

($ in millions)
Operating income (loss)	$23.1	7.5	5.6	36.2
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 33 through 35.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 32 and 33 for further discussion.)

*	First quarter 2004 reflects full consolidation of El Abra and Candelaria; first quarter 2003 reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
First Quarter 2004
Copper production (thousand short tons):
Total production	—	0.3	—	317.6
Less undivided interest	—	—	—	15.4

Copper production on a consolidated basis	—	0.3	—	302.2
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	41.9

Copper production on a pro-rata basis	—	0.3	—	260.3

Copper sales (thousand short tons):
Phelps Dodge share from own mines	—	0.3	—	323.3
Less undivided interest	—	—	—	15.4

Copper sales from own mines on a consolidated basis	—	0.3	—	307.9
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	41.8

Net Phelps Dodge share	—	0.3	—	266.1

Purchased copper (thousand short tons):
Total purchased copper	—	104.2	—	115.1

Total copper sales on a consolidated basis	—	104.5	—	423.0

Molybdenum production (thousand pounds):
Primary - Henderson	6,456	—	—	6,456
By-product	7,019	—	—	7,019

Total production	13,475	—	—	13,475

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,157	—	—	15,157
Purchased molybdenum	3,424	—	—	3,424

Total molybdenum sales	18,581	—	—	18,581

($ in millions)
Operating income (loss)	$15.6	3.8	(19.9)	330.2
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 33 through 35.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 32 and 33 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
First Quarter 2003
Copper production (thousand short tons):
Total production	—	2.4	—	317.2
Less minority participants’ shares	—	0.5	—	56.8

Copper production on a pro-rata basis	—	1.9	—	260.4

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	—	2.0	—	263.8
Purchased copper	—	78.2	—	93.7

Total copper sales on a pro-rata basis	—	80.2	—	357.5

Molybdenum production (thousand pounds):
Primary - Henderson	4,839	—	—	4,839
By-product	6,664	—	—	6,664

Total production	11,503	—	—	11,503

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	13,782	—	—	13,782
Purchased molybdenum	1,480	—	—	1,480

Total molybdenum sales	15,262	—	—	15,262

($ in millions)
Operating income (loss)	$0.1	8.5	(21.0)	35.7
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 33 through 35.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 32 and 33 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 50 percent of their copper to the Manufacturing and Sales segment in the 2004 first quarter and approximately 42 percent in the 2003 first quarter. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

(Unaudited; $ in millions)

	First Quarter
	2004	2003
	(see Note 4)
U.S. Mining Operations*
Unaffiliated customers	$862.4	478.5
Intersegment elimination	(198.3)	(71.7)

	664.1	406.8

South American Mines**
Unaffiliated customers	202.1	100.6
Intersegment	198.3	71.7

	400.4	172.3

Primary Molybdenum
Unaffiliated customers	150.0	75.9
Intersegment	—	—

	150.0	75.9

Total PDMC
Unaffiliated customers	$1,214.5	655.0

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mines, Other Mines and Manufacturing and Sales Segments – Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $383.9 million, or 80 percent, in the 2004 first quarter compared with the 2003 first quarter. This increase was primarily due to higher average copper prices (approximately $303 million), higher copper sales volumes (approximately $71 million), higher precious metals sales (approximately $4 million) and higher copper rod sales (approximately $4 million).

     South American Mines Segments – Sales

     South American Mines sales and other operating revenues to unaffiliated customers increased $101.5 million, or 101 percent, in the 2004 first quarter compared with the 2003 first quarter. This increase was primarily due to higher realized copper prices (approximately $65 million) and the impact of fully consolidating El Abra and Candelaria (approximately $66 million); partially offset by lower sales volumes of copper (approximately $27 million).

     Primary Molybdenum Segment – Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $74.1 million, or 98 percent, in the 2004 first quarter compared with the 2003 first quarter. This increase primarily was due to higher average molybdenum prices (approximately $59 million) and higher sales volumes of molybdenum (approximately $15 million).

Operating Income (Loss) for Copper (U.S. and South America) and Molybdenum

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital to PDMC’s segments that may not necessarily be reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

(Unaudited; $ in millions)

	First Quarter
	2004	2003
	(see Note 4)
U.S. Mining Operations*	$133.4	(0.6)
South American Mines**	181.2	36.2
Primary Molybdenum	15.6	0.1

Total PDMC	$330.2	35.7

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mining Operations – Operating Income (Loss)

     U.S. Mining Operations reported operating income of $133.4 million in the 2004 first quarter, compared with an operating loss of $0.6 million in the 2003 first quarter. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Morenci Segment – Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting. Operating income of $77.9 million in the 2004 first quarter increased $65.5 million compared with the 2003 first quarter primarily due to higher average copper prices (approximately $76 million); partially offset by higher operator fees (approximately $9 million).

     Bagdad/Sierrita Segment – Operating Income

     Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates and copper cathodes. The 2004 first quarter operating income of $54.9 million increased $48.2 million compared with the 2003 first quarter primarily due to higher average copper prices (approximately $41 million) and lower cost of copper production (approximately $8 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $27 million); partially offset by higher mining and milling costs (approximately $15 million) and higher energy costs (approximately $4 million).

     Miami/Bisbee Segment – Operating Loss

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. The Bisbee precipitation operation is located in southern Arizona. The 2004 first quarter operating loss of $0.7 million was comparable with the 2003 first quarter. Higher average copper prices (approximately $3 million) were offset by lower sales volumes (approximately $1 million) and higher cost of copper production (approximately $2 million) resulting from lower production.

     Chino/Cobre Segment – Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores and produces electrowon copper cathode and copper concentrates. On December 19, 2003, we completed the acquisition of Heisei’s one-third partnership interest in Chino Mines Company, which is now wholly owned by subsidiaries of Phelps Dodge. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Our wholly owned Cobre mine, which is adjacent to the Chino mine, is on care-and-maintenance status, with the exception of limited mining activities. The 2004 first quarter operating income of $15.0 million increased $17.1 million compared with the 2003 first quarter primarily due to higher average copper prices (approximately $13 million) and lower cost of copper production (approximately $2 million). Lower cost of copper production included a favorable change in heap-leach and work-in-process inventories (approximately $4 million), partially offset by higher operating costs primarily due to increased production (approximately $1 million).

     Tyrone Segment – Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, primarily mines copper oxide ore. It produces electrowon copper cathode. The 2004 first quarter operating income of $2.4 million increased $6.8 million compared with the 2003 first quarter due to higher average copper prices (approximately $10 million) and higher copper sales volumes (approximately $2 million); partially offset by higher cost of copper production (approximately $5 million). Higher cost of copper production included lower production due to lower grade and recovery (approximately $9 million); partially offset by lower costs associated with mine plan changes and lower production (approximately $4 million).

South American Mines – Operating Income

     South American Mines reported operating income in the 2004 first quarter of $181.2 million, compared with operating income of $36.2 million in the 2003 first quarter. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Candelaria/Ojos del Salado Segment – Operating Income

     The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. The segment also includes the nearby Ojos del Salado underground mines that produce concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and show the minority interest) as of January 1, 2004. Prior to that date, we applied the proportional consolidation method of accounting. Operating income of $68.8 million in the 2004 first quarter increased $45.7 million compared with the 2003 first quarter primarily due to higher average copper prices (approximately $54 million) and higher copper sales volumes (approximately $3 million); partially offset by higher cost of copper production (approximately $11 million). Higher cost of copper production included higher downstream charges (approximately $3 million), lower copper ore grade and recovery (approximately $2 million), higher mine operating costs (approximately $6 million) and an unfavorable change in work-in-process inventories (approximately $1 million).

     Cerro Verde Segment – Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathode. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate (and show the minority interest). The 2004 first quarter operating income of $37.8 million increased $30.3 million from the 2003 first quarter primarily due to higher average copper prices (approximately $30 million).

     El Abra Segment – Operating Income

     The El Abra open-pit mine is located in northern Chile and produces copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and the remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. We fully consolidate El Abra (and show the minority interest) as of January 1, 2004. Prior to this date we applied the proportional consolidation method of accounting. The 2004 first quarter operating income of $74.6 million increased $69.0 million from the 2003 first quarter primarily due to higher average copper prices (approximately $77 million) and higher copper sales volumes (approximately $7 million); partially offset by higher cost of copper production (approximately $16 million). Higher cost of copper production included an unfavorable change in heap-leach and work-in-process inventories (approximately $21 million) and higher operating costs (approximately $8 million); partially offset by higher ore grade and recovery (approximately $9 million), the impact of full consolidation (approximately $2 million) and lower depreciation (approximately $2 million).

Primary Molybdenum – Operating Income

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

     Primary Molybdenum operations reported operating income in the 2004 first quarter of $15.6 million, compared with operating income of $0.1 million in the first quarter of 2003. The 2004 first quarter increase of $15.5 million primarily was due to higher average molybdenum prices (approximately $59 million) and higher sales volumes (approximately $15 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $52 million) and higher production costs (approximately $7 million). Higher production costs resulted from increased volumes and included higher conversion costs (approximately $2 million), maintenance costs (approximately $2 million), energy costs (approximately $1 million), depreciation (approximately $1 million) and increased freight and warehousing costs (approximately $1 million).

     Manufacturing and Sales Segment – Operating Income

     Manufacturing and Sales reported operating income of $3.8 million in the 2004 first quarter, compared with operating income of $8.5 million in the 2003 first quarter. The 2004 first quarter decrease of $4.7 million compared with the 2003 first quarter, primarily was due to lower smelter production (approximately $2 million), higher amortization expense (approximately $1 million) and higher refinery operating expenses (approximately $1 million).

     Other Mining Segment – Operating Loss

     Other Mining reported an operating loss of $19.9 million in the 2004 first quarter, compared with an operating loss of $21.0 million in the 2003 first quarter. The 2004 first quarter decrease in operating loss of $1.1 million compared with the 2003 first quarter primarily was due to higher operator fees paid by Morenci (approximately $9 million) and a 2003 first quarter disposal of a non-mining asset (approximately $3 million); offset by higher incentive compensation (approximately $5 million), exploration expense (approximately $4 million) and profit sharing cost (approximately $2 million).

     PDMC – Other Matters

     In January 2004, we decided to resume production over the first nine months of 2004 at certain of our previously curtailed properties. This decision was based on the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance. The planned production ramp-ups and timing are as follows:

•	Our Sierrita and Bagdad mines in Arizona began increasing production in January 2004 with an expectation that Bagdad will be producing at full capacity in the 2004 second quarter and Sierrita in the 2004 fourth quarter.

•	Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumes full mine-for-leach operations. We currently are planning to increase the Chino milling operation beginning in the 2004 third quarter to approximately 80 percent of capacity, which will better balance our concentrate and acid production in the southwest.

•	Our Ojos del Salado mine in Chile, which has been curtailed since 1998, is expected to resume underground mining and milling operations by the 2004 second quarter.

•	Our Miami smelter in Arizona should resume operating at full capacity by the 2004 third quarter.

•	We recently decided to keep our Cobre mine in New Mexico largely curtailed as we are increasing the amount ramped-up at Chino’s milling operations. However, limited mining activities are being conducted at Cobre in order to facilitate options for resuming full scale production.

     These recommencements, in conjunction with the one-third share of Chino acquired in December 2003, will increase our copper production by approximately 240 million pounds in 2004 and approximately 370 million pounds in 2005, as compared with 2003 production. This will bring our pro-rata share of production to 2.3 billion pounds (2.8 billion pounds on a 100 percent basis) and 2.5 billion pounds (3.0 billion pounds on a 100 percent basis), respectively. Additionally, capital expenditures will increase by approximately $25 million as a result of the ramp-up in production. Annual copper capacity, excluding Morenci, that will remain curtailed after these recommencements is approximately 200 million to 250 million pounds (both our share and 100 percent basis).

     Even though we remain very optimistic about the copper upturn, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market swings.

     Any material change in the price we receive for copper, or in PDMC’s implied unit cost of copper production, has a significant effect on our results. Based on our pro-rata share of expected 2004 annual copper production, each 1 cent per pound change in the average annual copper price, or in average annual implied unit cost of copper production, causes a variation in annual net income of approximately $18 million, or 18 cents per common share.

     Our current annual molybdenum production is approximately 57 million pounds (approximately 27 million pounds from primary mines and 30 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. Accordingly, at recent prices each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $40 million (subject to any negotiated limitations in outstanding customer agreements).

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts on March 31, 2004.

Significant New Mexico Environmental and Reclamation Programs

     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. Each of these operations holds one or more discharge permits issued by NMED under WQCC regulations. The discharge permits specify operational and monitoring requirements to protect groundwater quality. Under the discharge permits for Chino, Tyrone, Cobre and Hidalgo, NMED has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination. Each discharge permit is issued for a period of no more than five years and the permit is reviewed each time it is renewed. Under certain circumstances, NMED may require submission and approval of abatement plans to address the exceedance of applicable water quality standards.

     In addition, Chino, Tyrone and Cobre are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which were adopted by the New Mexico Mining Commission (the Mining Commission) in their original form in 1994. Chino, Tyrone and Cobre hold permits issued by MMD of the Energy, Minerals and Natural Resources Department under the Mining Act. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines. The reclamation must be designed to achieve a self-sustaining ecosystem or a post-mining land use, unless MMD approves a waiver of this requirement because achieving this requirement is technically or economically infeasible or would be environmentally unsound. Regardless of whether a waiver is issued, however, reclamation must be performed to achieve all applicable air, water quality and other environmental standards.

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

     On February 24, 2003, NMED issued Chino’s closure permit consistent with the compromise permit. Under the closure permit, the amount of financial assurance was established at approximately $191 million on an NPV basis. In May 2003, Chino and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party performance guarantee from Phelps Dodge. In June 2003, MMD filed a petition with the Mining Commission to amend the Mining Act Rules to allow a trust fund to be used as financial assurance. In July 2003, the Company announced that a Phelps Dodge subsidiary would acquire Heisei’s one-third partnership interest in Chino. As part of the terms of that acquisition, Heisei agreed to provide cash funding for one-third of the financial assurance amount.

     To reflect the agreement with Heisei, in September 2003 the financial assurance agreement was modified to provide for one-third of the financial assurance in the form of a trust fund and the remainder in the form of a third-party performance guarantee by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Chino. MMD extended the deadline for Chino to obtain approval of its closeout plan pending the conclusion of the Mining Commission hearings on the proposed rule changes and to allow time to hold a public hearing on the closeout plan and financial assurance. The Mining Commission finalized the rule changes at a public hearing on November 17, 2003.

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

     The closeout plan approved by MMD incorporates the requirements of the NMED closure permit and includes a waiver from the requirement to achieve a self-sustaining ecosystem or post-mining land use for the open pit and a portion of the mine stockpiles, consistent with the terms of the NMED closure permit. It also incorporates a schedule for reclamation of inactive portions of the Chino operations and for reclamation following closure of active operations. Based upon minor adjustments to reflect additional requirements, the approved third-party cost estimate is approximately $395 million, and the approved financial assurance requirement is approximately $192 million on an NPV basis. Heisei provided funding of approximately $64 million on behalf of Chino for the Chino trust fund. Phelps Dodge issued a third-party performance guarantee for approximately $128 million for the balance of the financial assurance. Following NMED’s and MMD’s acceptance of the financial assurance, NMED released Chino’s $56 million interim surety bond as of December 31, 2003.

     The Company estimates its cost to perform the requirements of the approved Chino closure permit and closeout plan to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $389 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At both March 31, 2004, and December 31, 2003, we had accrued approximately $39 million for reclamation at Chino.

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

     NMED’s Hearing Officer issued a decision concerning the contested permit conditions on March 7, 2003. The Hearing Officer adopted many of Tyrone’s proposed changes to NMED’s draft permit, but sided with the NMED staff on requirements for regrading and covers. NMED issued Tyrone’s closure permit on April 8, 2003, in accordance with the Hearing Officer’s decision. The estimated third-party cost under the closure permit is approximately $433 million. Tyrone appealed the closure permit to WQCC, which held a public hearing to take evidence concluding on November 13, 2003. WQCC heard closing arguments on the appeal and voted to uphold the closure permit as issued by NMED during a meeting held on April 13 and 14, 2004.

     In May 2003, Tyrone and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party performance guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Tyrone agreed to establish a trust fund in the initial amount of $17 million, and to contribute $500,000 per quarter over a five-year period to increase the cash funding to a total of $27 million. Tyrone also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. Once the trust fund and collateral are in place, NMED will release the $58 million interim surety bond. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party performance guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Tyrone. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

     On October 15, 2003, Tyrone and NMED finalized a settlement agreement establishing a detailed schedule for reclamation of the inactive tailing impoundments at Tyrone over an eight-year period. As reclamation is completed on portions of the facilities, the closure cost estimate and, accordingly, the required amount of financial assurance, may be reduced.

     The deadline for Tyrone to obtain MMD’s approval of its closeout plan was April 8, 2004, subject to extension by MMD for good cause. On April 6, 2004, MMD held a public hearing on

Tyrone’s proposed closeout plan. On April 12, 2004, MMD issued a permit revision with conditions for approval of Tyrone’s closeout plan. The permit revision includes approval of a waiver of the requirement to achieve a self-sustaining ecosystem or post-mining land use for four open pits and requirements for reclamation of two small pits for which the waiver was denied. The financial assurance amount was set at approximately $270.7 million (NPV basis). The financial assurance initially accepted by both MMD and NMED includes initial funding of $17 million in a trust fund, retention of the existing surety bond of approximately $58 million, a letter of credit for approximately $6.2 million, and a third-party performance guarantee issued by Phelps Dodge for approximately $189.5 million. Tyrone expects to replace both the surety bond and the letter of credit with collateral as the collateral is approved by MMD and NMED over the next nine months.

     Management’s internal cost estimate for performance of reclamation at Tyrone is approximately $257 million (undiscounted and unescalated) over the 100-year period of the CCP. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $427 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143, and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At both March 31, 2004, and December 31, 2003, we had accrued approximately $81 million for reclamation at Tyrone.

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

     In May 2003, Cobre and Phelps Dodge reached an agreement with NMED and MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party performance guarantee from Phelps Dodge. The agreement also requires Chino, Tyrone and Cobre to expend a combined minimum of $30 million on accelerated reclamation over 10 years. In September 2003, the financial assurance agreement was modified to include additional details. Cobre agreed to establish a trust fund in the initial amount of $1 million, and to contribute $100,000 per quarter over a five-year period to increase the cash funding to a total of $3 million. Cobre also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party performance guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Cobre. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments.

     Based upon the proposed CCP for Cobre submitted in 2001, the current cost estimate for reclamation at Cobre is approximately $9 million. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. Both of these estimates will be updated when NMED issues the closure permit. At both March 31, 2004, and December 31, 2003, we had accrued approximately $7 million for reclamation at Cobre.

     Phelps Dodge Hidalgo, Inc.

     Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis), as required by SFAS No. 143. At both March 31, 2004, and December 31, 2003, we had accrued approximately $4 million for reclamation at Hidalgo.

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

(Unaudited; $ in millions)

	First Quarter
	2004	2003
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$163.9	162.1
Wire and Cable	218.6	160.9

	$382.5	323.0

Operating income:
Specialty Chemicals	$11.2	14.1
Wire and Cable	2.3	3.4

	$13.5	17.5

PDI – Sales

     PDI reported sales to unaffiliated customers of $382.5 million in the 2004 first quarter, compared with sales of $323.0 million in the 2003 first quarter. The increase of $59.5 million was due to higher Wire and Cable sales that increased $57.7 million, or 36 percent, primarily as a result of increased demand and metal prices for energy cables and building wire in the international markets (approximately $34 million), higher magnet wire sales in North America (approximately $18 million) primarily due to higher copper prices, and increased sales of specialty metal products in North America due to higher metal prices and slightly higher volumes (approximately $6 million). Specialty Chemicals 2004 first quarter sales of $163.9 million remained essentially unchanged from the 2003 first quarter as the strengthening of the Euro more than offset worldwide volume reductions.

     PDI – Operating Income

     PDI reported operating income of $13.5 million in the 2004 first quarter, including a special, net pre-tax charge of $1.8 million, compared with operating income of $17.5 million in the 2003 first quarter, including a special, net pre-tax gain of $3.2 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

     The following table summarizes PDI’s special items for the first quarters of 2004 and 2003 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	First Quarter
	2004	2003
Operating income	$13.5	17.5
Special, pre-tax items	(1.8)	3.2

Segment operating earnings excluding special items	$15.3	14.3

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Special items and provisions in operating income were as follows:

(Unaudited; $ in millions)

	First Quarter
	2004	2003
Restructuring program	$(1.7)	—
Environmental provisions, net	(0.1)	—
Termination of a foreign postretirement benefit plan	—	3.2

	$(1.8)	3.2

     Specialty Chemicals – Operating Income

     Specialty Chemicals reported operating income in the 2004 first quarter of $11.2 million, compared with operating income of $14.1 million in the 2003 first quarter, including a special, net pre-tax gain of $3.2 million.

     Excluding special items, the 2004 first quarter increase in operating income of $0.3 million compared with the 2003 first quarter was primarily due to improved variable margins in Europe and North America (approximately $12 million) driven by favorable exchange rates and lower feedstock costs; partially offset by lower sales volumes predominately in the tire market in Europe (approximately $3 million), higher manufacturing expenses (approximately $9 million) primarily associated with unfavorable foreign exchange rates, higher depreciation expense, expense associated with the blockage of a feedstock supply pipeline in the UK and production delays in Korea caused by a boiler failure at a local co-generation facility.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ special items for the first quarters of 2004 and 2003 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	First Quarter
	2004	2003
Special, pre-tax items	$—	3.2
Segment operating earnings excluding special items	$11.2	10.9

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Wire and Cable - Operating Income

     Wire and Cable reported operating income in the 2004 first quarter of $2.3 million, including a special, net pre-tax charge of $1.8 million, compared with operating income of $3.4 million in the 2003 first quarter. Excluding special items, the 2004 first quarter increase in operating income of $0.7 million compared with the 2003 first quarter primarily was due to higher sales volumes primarily resulting from increased demand in the international markets (approximately $5 million); partially offset by lower prices (approximately $2 million) and higher operating costs (approximately $2 million).

Note: Supplemental Data

     The following table summarizes Wire and Cable’s special items for the first quarters of 2004 and 2003 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	First Quarter
	2004	2003
Special, pre-tax items	$(1.8)	—
Segment operating earnings excluding special items	$4.1	3.4

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Cost of Products Sold

     Cost of products sold increased $291.1 million in the 2004 first quarter compared with the 2003 first quarter. The increase was attributable to higher copper prices for purchased cathode (approximately $119 million), higher purchased copper cathode volumes (approximately $67 million) and higher costs of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $52 million).

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization expense was $124.9 million in the 2004 first quarter, compared with $101.6 million in the 2003 first quarter. The increase of $23.3 million was due to a net production increase at PDMC primarily associated with the full consolidation of Candelaria and El Abra (approximately $20 million).

     Selling and General Administrative Expense

     Our selling and general administrative expense increased $5.8 million in the 2004 first quarter compared with the 2003 first quarter. The increase primarily resulted from employee benefits mostly associated with mark-to-market adjustments for stock unit plans (approximately $2 million), higher consulting and professional fees (approximately $1 million), higher restricted stock amortization associated with issuance of additional shares (approximately $1 million) and higher expenses associated with sub-leases at vacated offices (approximately $1 million).

     Exploration and Research Expense

     Our net exploration and research expense was $13.6 million in the 2004 first quarter, compared with $9.6 million in the 2003 first quarter. The increase primarily resulted from higher PDMC exploration expense (approximately $4 million).

     Interest Expense

     Interest expense increased $3.0 million in the 2004 first quarter compared with the 2003 first quarter. The increase primarily was attributable to the impact of fully consolidating El Abra and Candelaria (approximately $2 million).

     Early Debt Extinguishment Costs

     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023 with a book value of approximately $149.7 million for a total of $152.7 million, plus accrued interest. This resulted in a 2004 first quarter pre-tax loss of $3.9 million for early debt extinguishment costs, including certain book adjustments of $1.1 million.

     In March 2004, the Company completed tender offers for its 6.625 percent Notes due 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 first quarter pre-tax loss of $18.5 million for early debt extinguishment costs, including purchase premiums and certain book adjustments.

     Miscellaneous Income and Expense, Net

     Miscellaneous income (expense), net, increased $1.3 million in the 2004 first quarter compared with the 2003 first quarter. The increase resulted primarily from mark-to-market benefits on non-qualified pension plan assets ($1.5 million) and the Chino financial assurance trust ($1.6 million), higher dividends received ($1.3 million), lower shutdown expense ($1.1 million) and higher interest income ($0.8 million); partially offset by a cost-basis investment write-down ($3.6 million) and higher foreign currency exchange losses ($2.0 million).

     Provision for Taxes on Income

     The Company’s income tax provision for the 2004 first quarter principally resulted from taxes on earnings at international operations ($36.9 million) including benefit from release of valuation allowance ($24.5 million) and taxes on earnings at U.S. operations ($0.1 million) including benefit from release of valuation allowance ($24.3 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million).

     The Company’s income tax provision for the 2003 first quarter principally resulted from taxes on earnings at international operations ($14.9 million) that could not be offset by losses at domestic operations.

     Minority Interests in Consolidated Subsidiaries

     Minority interests were $63.6 million in the 2004 first quarter, compared with $2.1 million in the 2003 first quarter. Prior to January 1, 2004, the El Abra and Candelaria mines were accounted for on a proportional consolidation basis. Effective January 1, 2004, both mines are fully consolidated and the respective partners interest are reflected as minority interests.

     Cumulative Effect of Accounting Change

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a cumulative effect gain of $8.4 million, net of deferred income taxes. In the first quarter 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $3 million, or 4 cents per common share.

CHANGES IN FINANCIAL CONDITION

     Chino Mines Company Acquisition

     As discussed in Note 2, Acquisitions and Divestitures, of the Company’s Form 10-K for the year ended December 31, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei on December 19, 2003. Heisei informed the Company that it decided to exit the partnership because Chino was no longer a strategic fit for its business. Under the terms of the agreement, Heisei paid us $114 million in cash, including approximately $64 million placed into a trust to fund one-third of Chino’s financial assurance obligations under New Mexico mining reclamation laws.

     Working Capital

     During the first quarter of 2004, net working capital balances (excluding cash and cash equivalents and debt) increased $136.7 million. This increase resulted primarily from:

•	a $226.4 million increase in accounts receivable primarily due to higher copper prices (approximately $132 million), the impact of full consolidation of El Abra and Candelaria (approximately $34 million), higher molybdenum sales volumes and prices (approximately $17 million), higher Specialty Chemicals sales volumes (approximately $10 million) and higher Wire and Cable sales volumes (approximately $37 million);

•	an $18.8 million increase in supplies primarily due to full consolidation of El Abra and Candelaria (increase of approximately $18 million);

•	a $25.5 million increase in prepaid expenses and other current assets primarily due to the timing of payments for consolidated risk insurance (approximately $10 million) and the timing of major maintenance activities (approximately $8 million) at our Miami copper smelter (the cost of such activities is deferred and charged to operations during the subsequent periods benefited); partially offset by

•	a $96.0 million increase in accounts payable and accrued expenses primarily due to higher cathode and concentrate purchases (approximately $32 million), the timing of payments (approximately $14 million), the impact of fully consolidating El Abra and Candelaria (approximately $13 million) and higher interest accrued (approximately $23 million); and

•	a $32.6 million increase in accrued income taxes due to higher foreign taxes.

     Debt

     At March 31, 2004, our total debt was $1,871.6 million, compared with $1,959.0 million at year-end 2003. A $337.4 million decrease in total debt from December 31, 2003, was partially offset by the recognition of $250 million of debt due to the full consolidation of El Abra and Candelaria. Our ratio of debt to total capitalization was 33.0 percent at March 31, 2004, compared with 38.5 percent at December 31, 2003.

     In March 2004, the Company completed the issuance of $150 million in 30-year senior notes pursuant to its $750 million universal shelf registration statement. The notes were issued at a coupon of 6.125 percent and sold at a price of 99.874 for a yield of 6.134 percent. The proceeds from the offering were used to redeem the Company’s 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest, resulting in a 2004 first quarter pre-tax loss of $3.9 million, including book adjustments of $1.1 million. The Company estimates that the net effect of this transaction will reduce annual interest expense by approximately $3 million before taxes.

     In March 2004, the Company completed tender offers for its 6.625 percent Notes due in 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 first quarter pre-tax loss of $18.5 million, including purchase premiums and certain book adjustments of $12.2 million.

     On February 27, 2004, Phelps Dodge deposited with the Trustee an amount sufficient to redeem its 7.25 percent Industrial Revenue Bonds and Pollution Control Bonds (Amax Nickel Refining Company, Inc.) Series 1979, which were due in 2009. These bonds had an aggregate book value of approximately $6 million and were purchased at 100 percent of their face value, plus accrued interest. The Company estimates that these debt repurchases will reduce annual interest payments by approximately $21 million before taxes.

     We continue working to reduce outstanding debt in order to reach our internal target of a 25 percent debt to capitalization ratio. In June 2004, we likely will prepay all of the outstanding debt at Candelaria (approximately $183 million, including interest rate swaps). We are also considering prepaying a significant portion of El Abra’s senior debt in the fourth quarter of 2004 (depending on copper prices). Other debt prepayment opportunities under consideration include redeemable tax-exempt bonds ($81 million due in 2009 and $90 million due in 2013).

     A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 25 basis points (0.25 percent)) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 87.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005.

     Intangible Assets, Net

     At the March 2004 meeting, the Emerging Task Force (EITF) of the FASB discussed EITF Issue 04-2 “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues” and reached a consensus that mineral rights should be removed as examples of intangible assets in SFAS Nos. 141 and 142. FASB is expected to ratify this consensus. At March 31, 2004, if ratified, approximately $413 million associated with mineral rights primarily relating to our South American mining concessions would be reclassified from intangible assets to property, plant and equipment, net. This reclassification would have no impact on total assets, total liabilities and shareholders’ equity or consolidated net income.

     Capital Expenditures and Investments

     Capital expenditures and investments during the 2004 first quarter were $28.0 million for PDMC, $8.9 million for PDI and $9.8 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2003 period were $19.9 million for PDMC, $6.4 million for PDI and $1.0 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2004 to approximate $325 million, comprising approximately $245 million for PDMC, approximately $65 million for PDI, and approximately $15 million for Corporate-related activities. The increase is primarily due to an increase in growth and technology capital and an increase in capital to ramp-up operations.

     Dividends

     On February 4, 2004, Phelps Dodge declared a quarterly dividend of $1.6875 per mandatory convertible preferred share, to be paid on May 17, 2004.

     Contractual Obligations

     The following table summarizes Phelps Dodge’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of March 31, 2004, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2003:

Debt and Take-or-Pay Contracts as of March 31, 2004

(Unaudited; $ in millions)

		Less Than
	Total	1 Year	1-3 Years
Short-term debt	$27.3	27.3	—
Long-term debt	1,844.3	258.2	348.0
Take-or-pay contracts	537.6	202.6	166.7

		After
	4-5 Years	5 Years
Short-term debt	$—	—
Long-term debt	196.6	1,041.5
Take-or-pay contracts	92.6	75.7

     Our take-or-pay contracts primarily include contracts for electricity (approximately $210 million), contracts for petroleum-based feedstock for conversion into carbon black (approximately $136 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso Refinery (approximately $79 million), contracts for natural gas (approximately $26 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra and Cerro Verde (approximately $19 million), transportation and port fee commitments (approximately $31 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $11 million). Approximately 85 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total approximately $20 million primarily for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of approximately $11 million over approximately 45 years.

     Guarantees

     Phelps Dodge Corporation as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 20, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion regarding our financial guarantee and indemnity obligations. As of March 31, 2004, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in connection with our guarantees that existed as of December 31, 2003. Additionally, there were no guarantees issued in the first three months of 2004 that had a material impact on our consolidated financial statements.

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

     For New Mexico, financial assurance may be provided in several forms, including third-party performance guarantees, collateral bonds, surety bonds, letters of credit and trust funds. Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided guarantees for Chino and Tyrone and expects to provide a guarantee for a portion of Cobre’s financial assurance. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If the Company’s bond rating falls below investment-grade, unless a different financial soundness test is met, the New Mexico mining operations that have a guarantee for a portion of their financial assurance would be required to supply financial assurance in another form.

     The cost of surety bonds (the traditional source of financial assurance) has increased significantly in recent years. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or possibly cash or cash equivalents directly in support of financial assurance obligations.

     The Chilean government currently is considering proposed legislation that, under certain circumstances, would impose a royalty on mining revenues generated in Chile at some point in the future. Any potential impact on Phelps Dodge cannot be reasonably predicted at this time.

     Diesel Fuel and Natural Gas Price Protection Programs

     We purchase significant quantities of diesel fuel and natural gas to operate our facilities as an input to the manufacturing process and as an input for electricity generation and copper refining.

     To reduce the Company’s exposure to price increases in these energy products, the Company enters into energy price protection programs for our North and South American operations. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of out-of-the-money (OTM) diesel fuel and natural gas call option contracts and fixed-price swaps. The OTM call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or “strike price.” OTM call options are options that have a “strike price” above the current market price for that commodity. Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed price swaps allow us to establish a fixed commodity purchase price for delivery during a specific future period.

     Our diesel fuel price protection program began in North America in 2000 and expanded to our South American mining operations in 2003. At March 31, 2004, we had outstanding diesel fuel option contracts in place to hedge approximately 37.9 million gallons of diesel fuel through December 2004. As of March 31, 2003, our diesel fuel price protection program had 19.4 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying energy purchases.

     As of March 31, 2004, our natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge approximately 5.7 million decatherms of natural gas through December 2004. As of March 31, 2003, our natural gas price protection program had outstanding natural gas option contracts in place to hedge approximately 2.6 million decatherms of natural gas. Gains and losses on these hedge transactions were substantially offset by a similar amount of gain or loss on the underlying purchases.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in the Company’s market risk during the quarter ended March 31, 2004. For additional information on market risk, refer to pages 39 through 41 and 71 through 74 of our report on Form 10-K for the year ended December 31, 2003.

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

     The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     I. Reference is made to paragraph VIII of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     On April 12, 2004, the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department (MMD) approved the closeout plan for Phelps Dodge Tyrone, Inc. (Tyrone), and MMD and New Mexico Environment Department approved Tyrone’s financial assurance arrangement.

     II. Reference is made to paragraph X of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     Columbian Chemicals Company (Columbian) signed a Consent Agreement and First Order (Consent) resolving this matter on April 19, 2004. The Consent requires Columbian to pay a civil penalty of $39,300 and fund a Supplemental Environmental Project in the amount of $75,700 for a total settlement amount of $115,000.

     III. Reference is made to paragraph XIV of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     On February 26, 2004, an order was entered staying the cases of the Company’s wholly-owned subsidiary, Western Nuclear, Inc. (and the two other companies involved in the proceeding) and the Environmental Protection Agency pending the outcome of mediation intended to settle all outstanding issues.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	During the quarter ended March 31, 2004, the Company filed the following Current Reports on

Form 8-K: (i) Current Report on Form 8-K bearing cover date of January 29, 2004, in which the Company reported under Item 12 that it had issued a press release announcing financial results for the three months and year ended December 31, 2003; (ii) Current Report on Form 8-K bearing cover date of February 26, 2004, in which the Company reported under Item 12 that it was revising its reported results for the three months and year ended December 31, 2003; and (iii) Current Report on Form 8-K bearing cover date of March 4, 2004, in which the Company reported under Item 7, the filing of an Underwriting Agreement, dated March 1, 2004, between the Company and Citigroup Global Markets Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: April 28, 2004	By:	/s/ Stanton K. Rideout
Stanton K. Rideout
Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

4.1	Credit Agreement, effective April 20, 2004, among the Company, the Lenders parties thereto, the book manager and the syndication agents named therein, and Citibank N.A., as administrative agent for the Lenders (SEC File No. 1-82).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.