Form 10-Q
period 2004-06-30
PHELPS DODGE CORP
filed 2004-07-27
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act). Yes [x]            No [   ] .

Number of Common Shares outstanding at July 23, 2004: 93,999,634 shares.

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

- i -

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

PHELPS DODGE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

			Six Months Ended
	Second Quarter		June 30,
	2004	2003	2004	2003
	(see Note 4)		(see Note 4)
Sales and other operating revenues	$1,650.9	962.2	3,247.9	1,940.2

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,133.6	787.0	2,232.0	1,594.3
Depreciation, depletion and amortization	124.4	107.2	249.3	208.8
Selling and general administrative expense	34.2	35.8	72.7	68.5
Exploration and research expense	15.5	12.9	29.1	22.5
Special items and provisions, net (see Note 3)	(11.5)	2.1	(4.7)	0.2

	1,296.2	945.0	2,578.4	1,894.3

Operating income	354.7	17.2	669.5	45.9
Interest expense	(32.3)	(37.0)	(71.3)	(73.0)
Capitalized interest	0.2	0.1	0.3	0.2
Early debt extinguishment costs (see Note 11)	(15.2)	—	(37.6)	—
Miscellaneous income and expense, net	1.3	12.3	3.5	13.2

Income (loss) before taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of accounting change	308.7	(7.4)	564.4	(13.7)
Provision for taxes on income (see Note 8)	(40.7)	(6.5)	(46.9)	(21.9)
Minority interests in consolidated subsidiaries	(42.0)	(1.9)	(105.6)	(4.0)
Equity in net earnings of affiliated companies	0.6	0.6	0.4	1.0

Income (loss) before cumulative effect of accounting change	226.6	(15.2)	412.3	(38.6)
Cumulative effect of accounting change, net of tax of $(1.3) in 2003 (see Note 4)	—	—	—	8.4

Net income (loss)	226.6	(15.2)	412.3	(30.2)
Preferred stock dividends	(3.4)	(3.4)	(6.8)	(6.8)

Net income (loss) applicable to common shares	$223.2	(18.6)	405.5	(37.0)

Weighted average number of common shares outstanding – basic	92.9	88.6	92.3	88.6
Basic earnings (loss) per common share before cumulative effect of accounting change	$2.40	(0.21)	4.39	(0.51)
Cumulative effect of accounting change	—	—	—	0.09

Basic earnings (loss) per common share	$2.40	(0.21)	4.39	(0.42)

Weighted average number of common shares outstanding – diluted*	98.4	88.6	98.2	88.6
Diluted earnings (loss) per common share before cumulative effect of accounting change*	$2.30	(0.21)	4.20	(0.51)
Cumulative effect of accounting change	—	—	—	0.09

Diluted earnings (loss) per common share*	$2.30	(0.21)	4.20	(0.42)

*	Diluted earnings (loss) per common share would have been anti-dilutive for the quarter and six months ended June 30, 2003, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	June 30,	December 31,
	2004	2003
	(see Note 4)
Assets
Current assets:
Cash and cash equivalents	$830.8	683.8
Accounts receivable, less allowance for doubtful accounts (2004 - $12.7; 2003 - $10.1)	631.0	461.3
Mill and leach stockpiles	21.7	22.4
Inventories	414.5	379.7
Supplies	174.4	150.7
Prepaid expenses and other current assets	52.4	31.0
Deferred income taxes	58.0	61.1

Current assets	2,182.8	1,790.0
Investments and long-term receivables	102.8	150.3
Property, plant and equipment, net (see Note 13)	5,319.6	4,962.2
Long-term mill and leach stockpiles	125.5	89.2
Deferred income taxes	35.5	7.6
Goodwill	95.3	98.4
Intangible assets, net (see Note 13)	5.5	5.6
Other assets and deferred charges	194.3	169.6

	$8,061.3	7,272.9

Liabilities
Current liabilities:
Short-term debt	$35.4	50.5
Current portion of long-term debt	207.7	204.6
Accounts payable and accrued expenses	828.6	700.7
Dividends payable	26.8	3.4
Accrued income taxes	52.9	56.1

Current liabilities	1,151.4	1,015.3
Long-term debt	1,395.3	1,703.9
Deferred income taxes	435.5	410.2
Other liabilities and deferred credits	1,015.3	1,009.5

	3,997.5	4,138.9

Commitments and contingencies (see Notes 5, 6 and 8)
Minority interests in consolidated subsidiaries	459.1	70.2

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 93.8 outstanding in 2004 and 91.0 outstanding in 2003 after deducting 12.0 and 17.1 shares held in treasury in 2004 and 2003, respectively	586.0	568.5
Preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2004 and 2003	2.0	2.0
Capital in excess of par value	1,793.0	1,642.5
Retained earnings	1,636.7	1,254.6
Accumulated other comprehensive loss	(388.1)	(393.5)
Other	(24.9)	(10.3)

	3,604.7	3,063.8

	$8,061.3	7,272.9

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2004	2003
	(see Note 4)
Operating activities
Net income (loss)	$412.3	(30.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	249.3	208.8
Deferred income tax provision (benefit)	(21.1)	3.5
Equity earnings, net of dividends received	1.9	(0.3)
Special items and provisions	6.2	(6.2)
Early debt extinguishment costs	37.6	—
Minority interests in consolidated subsidiaries	105.6	4.0
Cumulative effect of accounting change	—	(9.7)
Changes in current assets and liabilities:
Accounts receivable	(161.1)	(86.8)
Repayment from sale of accounts receivable	—	(5.3)
Mill and leach stockpiles	5.5	16.3
Inventories	(31.2)	18.8
Supplies	(6.7)	1.6
Prepaid expenses	(20.7)	(2.7)
Interest payable	(4.0)	0.5
Other accounts payable	115.9	(9.2)
Accrued income taxes	(6.6)	13.9
Other accrued expenses	14.2	(47.9)
Other operating, net	(17.5)	(32.1)

Net cash provided by operating activities	679.6	37.0

Investing activities
Capital outlays	(96.4)	(76.7)
Capitalized interest	(0.3)	(0.2)
Investment in subsidiaries	(0.2)	(0.6)
Proceeds from asset dispositions	1.7	13.1
Other investing, net	2.8	3.4

Net cash used in investing activities	(92.4)	(61.0)

Financing activities
Proceeds from issuance of debt	149.8	23.2
Payment of debt	(714.1)	(78.3)
Preferred dividends	(6.8)	(6.8)
Issuance of shares, net	167.1	—
Debt issue costs	(7.2)	—
Other financing, net	(57.3)	34.3

Net cash used in financing activities	(468.5)	(27.6)

Increase (decrease) in cash and cash equivalents	118.7	(51.6)
Increase at beginning of 2004 from consolidating El Abra and Candelaria	28.3	—
Cash and cash equivalents at beginning of period	683.8	349.8

Cash and cash equivalents at end of period	$830.8	298.2

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

	Common Shares		Preferred Shares		Capital in		Accumulated Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity
Balance at December 31, 2003	91.0	$568.5	2.0	$2.0	$1,642.5	$1,254.6	$(393.5)	$(10.3)	$3,063.8
Stock options exercised	2.6	16.0			134.0				150.0
Restricted shares issued/cancelled, net	0.2	1.5			17.1			(14.6)	4.0
Common shares purchased					(0.6)				(0.6)
Dividends on preferred shares						(6.8)			(6.8)
Dividends on common shares						(23.4)			(23.4)
Comprehensive income (loss):
Net income						412.3			412.3
Other comprehensive income (loss), net of tax:
Translation adjustment							(6.8)		(6.8)
Net gain on derivative instruments							12.5		12.5
Other investment adjustments							0.1		0.1
Unrealized loss on securities							(0.5)		(0.5)
Minimum pension liability							0.1		0.1

Other comprehensive income							5.4		5.4

Comprehensive income									417.7

Balance at June 30, 2004	93.8	$586.0	2.0	$2.0	$1,793.0	$1,636.7	$(388.1)	$(24.9)	$3,604.7

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT

(Unaudited; $ in millions)

	U.S. Mines					South American Mines
						Candelaria/
		Bagdad/	Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Salado*	Verde	El Abra*	Molybdenum
Second Quarter 2004
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	0.1	—	95.3	28.0	97.1	225.1
Intersegment	219.6	201.5	2.6	45.9	25.5	46.5	33.5	66.0	—
Depreciation, depletion and amortization	19.2	8.0	1.2	2.8	3.0	12.3	8.1	30.9	7.9
Operating income (loss) before special items and provisions	86.9	91.4	(3.1)	10.4	8.4	49.3	25.1	64.6	29.5
Special items and provisions	(0.4)	—	—	(0.4)	(1.8)	—	—	—	0.3
Operating income (loss)	86.5	91.4	(3.1)	10.0	6.6	49.3	25.1	64.6	29.8
Minority interests in consolidated subsidiaries	—	—	—	—	—	(7.3)	(3.0)	(30.1)	—
Assets at June 30	967.0	743.3	108.4	425.8	174.2	728.4	491.4	1,080.5	814.9
Expenditures for segment assets	3.4	7.4	0.2	5.2	1.9	5.3	0.9	1.2	3.8

Second Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	0.1	—	60.0	9.0	30.0	93.4
Intersegment	138.1	119.4	9.2	8.4	21.9	7.1	28.4	20.8	—
Depreciation, depletion and amortization	20.3	7.8	1.5	2.0	3.5	9.7	7.3	17.1	6.8
Operating income (loss) before special items and provisions	4.9	18.3	(2.6)	(2.8)	(4.5)	13.6	8.6	5.2	0.4
Special items and provisions	—	—	(0.5)	—	—	—	—	—	—
Operating income (loss)	4.9	18.3	(3.1)	(2.8)	(4.5)	13.6	8.6	5.2	0.4
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(1.4)	—	—
Assets at June 30	1,051.2	749.0	122.0	297.1	164.3	643.6	433.4	539.9	784.3
Expenditures for segment assets	3.8	4.6	0.1	0.6	—	1.0	0.9	0.5	2.7

								Corporate,
	Manufac-		PDMC					Other &
	turing	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	& Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals
Second Quarter 2004
Sales and other operating revenues:
Unaffiliated customers	$803.4	5.5	—	1,254.5	165.2	231.2	396.4	—	1,650.9
Intersegment	110.9	17.3	(714.6)	54.7	—	0.1	0.1	(54.8)	—
Depreciation, depletion and amortization	5.6	1.1	—	100.1	11.8	9.1	20.9	3.4	124.4
Operating income (loss) before special items and provisions	8.9	(32.2)	—	339.2	15.9	8.8	24.7	(20.7)	343.2
Special items and provisions	—	(0.2)	—	(2.5)	—	(2.5)	(2.5)	16.5	11.5
Operating income (loss)	8.9	(32.4)	—	336.7	15.9	6.3	22.2	(4.2)	354.7
Minority interests in consolidated subsidiaries	—	(0.2)	—	(40.6)	(0.4)	(1.0)	(1.4)	—	(42.0)
Assets at June 30	472.1	1,277.1	(1,384.2)	5,898.9	753.9	582.4	1,336.3	826.1	8,061.3
Expenditures for segment assets	3.1	6.5	(0.4)	38.5	3.5	7.3	10.8	0.6	49.9

Second Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	$443.4	5.7	—	641.6	166.1	154.5	320.6	—	962.2
Intersegment	70.1	17.7	(410.2)	30.9	—	0.1	0.1	(31.0)	—
Depreciation, depletion and amortization	4.0	2.0	—	82.0	11.7	8.9	20.6	4.6	107.2
Operating income (loss) before special items and provisions	6.5	(21.3)	—	26.3	15.0	3.5	18.5	(25.5)	19.3
Special items and provisions	—	—	—	(0.5)	—	—	—	(1.6)	(2.1)
Operating income (loss)	6.5	(21.3)	—	25.8	15.0	3.5	18.5	(27.1)	17.2
Minority interests in consolidated subsidiaries	—	—	—	(1.4)	—	(0.5)	(0.5)	—	(1.9)
Assets at June 30	486.2	1,490.6	(1,593.4)	5,168.2	737.0	518.2	1,255.2	534.5	6,957.9
Expenditures for segment assets	1.9	1.0	—	17.1	5.9	4.1	10.0	22.9	50.0

*	Second quarter 2004 reflects full consolidation of El Abra and Candelaria; second quarter 2003 reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
		Bagdad/	Miami/	Chino/		Candelaria/ Ojos del	Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Salado*	Verde	El Abra*	Molybdenum
Six Months Ended June 30, 2004
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	0.2	—	181.6	44.6	196.3	375.1
Intersegment	430.5	372.3	11.4	82.6	53.0	118.9	85.1	140.3	—
Depreciation, depletion and amortization	37.3	17.2	2.4	5.3	6.0	25.4	16.3	62.5	15.2
Operating income (loss) before special items and provisions	164.8	146.3	(3.8)	25.4	10.8	118.1	62.9	139.2	45.1
Special items and provisions	(0.4)	—	—	(0.4)	(1.8)	—	—	—	0.3
Operating income (loss)	164.4	146.3	(3.8)	25.0	9.0	118.1	62.9	139.2	45.4
Minority interests in consolidated subsidiaries	—	—	—	—	—	(16.2)	(7.9)	(79.6)	—
Assets at June 30	967.0	743.3	108.4	425.8	174.2	728.4	491.4	1,080.5	814.9
Expenditures for segment assets	7.0	11.9	0.2	6.1	2.2	10.3	1.8	2.6	6.1

Six Months Ended June 30, 2003
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	0.2	—	119.2	18.9	61.5	169.3
Intersegment	274.3	214.8	18.2	17.8	48.6	30.6	55.6	41.8	—
Depreciation, depletion and amortization	39.0	15.1	3.4	4.0	6.8	20.5	14.6	31.6	12.9
Operating income (loss) before special items and provisions	17.3	25.0	(3.3)	(4.9)	(8.9)	36.7	16.1	10.8	0.5
Special items and provisions	—	—	(0.5)	—	—	—	—	—	—
Operating income (loss)	17.3	25.0	(3.8)	(4.9)	(8.9)	36.7	16.1	10.8	0.5
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(2.4)	—	—
Cumulative effect of accounting change	3.6	2.6	(2.7)	(4.3)	2.7	—	0.9	(0.4)	1.4
Assets at June 30	1,051.2	749.0	122.0	297.1	164.3	643.6	433.4	539.9	784.3
Expenditures for segment assets	9.9	10.8	0.1	1.6	0.2	1.6	1.9	0.7	5.2

	Manufac-		PDMC					Corporate, Other &
	turing &	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals
Six Months Ended June 30, 2004
Sales and other operating revenues:
Unaffiliated customers	$1,660.6	10.6	—	2,469.0	329.1	449.8	778.9	—	3,247.9
Intersegment	218.4	33.4	(1,435.8)	110.1	—	0.1	0.1	(110.2)	—
Depreciation, depletion and amortization	10.8	2.2	—	200.6	24.9	18.1	43.0	5.7	249.3
Operating income (loss) before special items and provisions	12.7	(52.1)	—	669.4	27.1	12.9	40.0	(44.6)	664.8
Special items and provisions	—	(0.2)	—	(2.5)	—	(4.3)	(4.3)	11.5	4.7
Operating income (loss)	12.7	(52.3)	—	666.9	27.1	8.6	35.7	(33.1)	669.5
Minority interests in consolidated subsidiaries	—	—	—	(103.7)	(0.5)	(1.4)	(1.9)	—	(105.6)
Assets at June 30	472.1	1,277.1	(1,384.2)	5,898.9	753.9	582.4	1,336.3	826.1	8,061.3
Expenditures for segment assets	6.2	13.0	(0.9)	66.5	5.8	13.9	19.7	10.4	96.6

Six Months Ended June 30, 2003
Sales and other operating revenues:
Unaffiliated customers	$916.8	10.7	—	1,296.6	328.2	315.4	643.6	—	1,940.2
Intersegment	155.4	34.0	(830.2)	60.9	—	0.1	0.1	(61.0)	—
Depreciation, depletion and amortization	8.2	3.1	—	159.2	22.7	17.8	40.5	9.1	208.8
Operating income (loss) before special items and provisions	15.0	(42.3)	—	62.0	25.9	6.9	32.8	(48.7)	46.1
Special items and provisions	—	—	—	(0.5)	3.2	—	3.2	(2.9)	(0.2)
Operating income (loss)	15.0	(42.3)	—	61.5	29.1	6.9	36.0	(51.6)	45.9
Minority interests in consolidated subsidiaries	—	—	—	(2.4)	(0.1)	(1.5)	(1.6)	—	(4.0)
Cumulative effect of accounting change	—	4.7	—	8.5	0.5	—	0.5	(0.6)	8.4
Assets at June 30	486.2	1,490.6	(1,593.4)	5,168.2	737.0	518.2	1,255.2	534.5	6,957.9
Expenditures for segment assets	3.5	1.5	—	37.0	9.7	6.7	16.4	23.9	77.3

*	Six months ended June 30, 2004, reflects full consolidation of El Abra and Candelaria; six months ended June 30, 2003, reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1.	General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. The unaudited Consolidated Financial Statements as of June 30, 2004, include the accounts of the Company and the full consolidation of El Abra and Candelaria, which in prior years were accounted for using the proportional consolidation method of accounting (refer to Note 4, Accounting Standards, for additional discussion). On December 19, 2003, we acquired the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei). Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Refer to Note 2, Acquisitions and Divestitures, in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

The results of operations for the quarter and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation

We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost has been reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables present the effect on net income (loss) and earnings (loss) per common share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to compensation cost.

(Unaudited; $ in millions except per share data)

	Second Quarter
	2004	2003
Net income (loss) as reported	$226.6	(15.2)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(1.7)	(3.1)

Pro forma net income (loss)	$224.9	(18.3)

Earnings (loss) per common share
Basic – as reported	$2.40	(0.21)
Basic – pro forma	$2.38	(0.24)
Earnings (loss) per common share
Diluted – as reported	$2.30	(0.21)
Diluted – pro forma	$2.28	(0.24)

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,
	2004	2003
Net income (loss) as reported	$412.3	(30.2)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(3.4)	(6.5)

Pro forma net income (loss)	$408.9	(36.7)

Earnings (loss) per common share
Basic – as reported	$4.39	(0.42)
Basic – pro forma	$4.36	(0.49)
Earnings (loss) per common share
Diluted – as reported	$4.20	(0.42)
Diluted – pro forma	$4.17	(0.49)

3.	Special Items and Provisions

Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. Management believes consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of our reportable segments excluding special items. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. Our measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

The following schedules summarize the special items and provisions for the quarter and six months ended June 30, 2004:

(Unaudited; gains (losses) in millions except per share amounts)

	Second Quarter 2004
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(2.3)	(1.8)	(0.02)
Environmental insurance recoveries, net	(0.2)	(0.1)	—

	(2.5)	(1.9)	(0.02)

PDI –
Restructuring program	(1.9)	(1.4)	(0.01)
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(2.5)	(1.9)	(0.02)

Corporate and Other –
Environmental provisions, net	0.5	0.4	—
Environmental insurance recoveries, net	0.1	0.1	—
Historic legal matters	15.9	12.8	0.13

	16.5	13.3	0.13

	11.5	9.5	0.09

Early debt extinguishment costs (see Note 11)	(15.2)	(12.6)	(0.13)

Miscellaneous income and expense, net:
Cost-basis investment write-down	(6.4)	(6.4)	(0.06)

Provision for taxes on income:
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)

Minority interests in consolidated subsidiaries:
Candelaria early debt extinguishment costs	—	2.5	0.03

Total	$(10.1)	(16.0)	(0.16)

(Unaudited; gains (losses) in millions except per share amounts)

	Six Months Ended
	June 30, 2004
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(2.3)	(1.8)	(0.02)
Environmental insurance recoveries, net	(0.2)	(0.1)	—

	(2.5)	(1.9)	(0.02)

PDI –
Restructuring program	(3.6)	(2.5)	(0.02)
Environmental provisions, net	(0.1)	(0.1)	—
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(4.3)	(3.1)	(0.03)

Corporate and Other –
Environmental provisions, net	(4.1)	(3.1)	(0.03)
Environmental insurance recoveries, net	0.1	0.1	—
Historic legal matters	15.5	12.4	0.13

	11.5	9.4	0.10

	4.7	4.4	0.05

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs (see Note 11)	(37.6)	(30.2)	(0.31)

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(10.0)	(9.1)	(0.09)

Provision for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)

	—	21.8	0.22

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.02

	—	(12.6)	(0.13)

Total	$(43.8)	(26.4)	(0.27)

Note: Supplemental Data

The following schedules summarize the special items and provisions for the quarter and six months ended June 30, 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	Second Quarter 2003
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(0.5)	(0.4)	—

Corporate and Other –
Environmental provisions, net	(2.1)	(2.0)	(0.02)
Environmental insurance recoveries, net	0.5	0.5	—

	(1.6)	(1.5)	(0.02)

	(2.1)	(1.9)	(0.02)

Miscellaneous income and expense, net:
Gain on sale of cost-basis investment	6.4	6.4	0.07

Total	$4.3	4.5	0.05

(Unaudited; gains (losses) in millions except per share amounts)

	Six Months Ended
	June 30, 2003
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(0.5)	(0.4)	—

PDI –
Termination of a foreign postretirement benefit plan	3.2	2.4	0.03

Corporate and Other –
Environmental provisions, net	(3.4)	(3.3)	(0.03)
Environmental insurance recoveries, net	0.5	0.5	—

	(2.9)	(2.8)	(0.03)

	(0.2)	(0.8)	—

Miscellaneous income and expense, net:
Gain on sale of cost-basis investment	6.4	6.4	0.07

Cumulative effect of accounting change (see Note 4)	9.7	8.4	0.09

Total	$15.9	14.0	0.16

In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action will result in the closure of the manufacturing plant in El Paso, Texas, which will affect approximately 100 employees. Our magnet wire customers are moving their operations to China, Mexico and other offshore locations, leaving us with excess capacity in our North American plants. To remain competitive as a global provider of magnet wire, it is critical that we operate close to our customer base. Production capacity began transferring to our other North American locations in the 2004 first quarter. The transition will take place over a 12-month period, and we anticipate closing the El Paso facility by the end of 2004. We expect approximately $7 million to be incurred in connection with this restructuring program, which is projected to be completed in 2005.

The following schedule presents a roll-forward of the liabilities incurred in connection with this restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	2004
	Provision	Payments	6/30/04
PDI –
Wire and Cable
Employee severance	$0.6	—	0.6
Plant removal and dismantling*	3.0	(2.8)	0.2

	$3.6	(2.8)	0.8

*	Costs were charged to expense as incurred.

Note: In the 2004 second quarter additions were $1.9 million ($0.3 million for employee severance and $1.6 million for plant removal and dismantling), and payments were $(1.6) million.

In September 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. Refer to the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion.

The following schedule presents a roll-forward from December 31, 2002, of the liabilities incurred in connection with the September 2002 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet as of June 30, 2003:

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03
PDI –
Wire and Cable
Employee severance	$1.3	(1.1)	0.2

Note: In the 2003 second quarter, payments were $(0.2) million. At December 31, 2003, there were no liabilities remaining.

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

The following schedule presents a roll-forward from December 31, 2002, of the liabilities incurred in connection with the 2001 restructuring programs:

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03
PDMC –
U.S. Mines
Morenci
Employee severance	$0.1	(0.1)	—

Bagdad/Sierrita
Mothballing/take-or-pay contracts	0.2	(0.2)	—

Miami/Bisbee
Mothballing/take-or-pay contracts	0.1	(0.1)	—

Chino/Cobre
Employee severance	0.1	(0.1)	—

	0.5	(0.5)	—

Manufacturing and Sales
Employee severance	0.1	(0.1)	—

	$0.6	(0.6)	—

Note: All payments were made in the 2003 first quarter.

The following schedules present a roll-forward from December 31, 2003 and 2002, of the liabilities incurred in connection with the June 2000 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	12/31/03	Payments	6/30/04
PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03
PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	0.5

The following schedules present a roll-forward from December 31, 2003 and 2002, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	12/31/03	Payments	6/30/04
PDMC –
Other Mining
Mothballing/take-or-pay contracts	$0.6	(0.1)	0.5
PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	(0.1)	1.5

Note: All payments were made in the 2004 second quarter.

(Unaudited; $ in millions)

	12/31/02	Payments	6/30/03
PDMC –
Other Mining
Mothballing/take-or-pay contracts	$0.6	—	0.6

PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	1.0

	$1.6	—	1.6

4.	Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary, and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We performed a review of entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. With respect to entities created prior to February 1, 2003, we determined that our El Abra and Candelaria copper mining operations in Chile met the VIE criteria and that we are the primary beneficiary of these entities. Historically, PD has accounted for its partnership interests in the 51 percent-owned El Abra and the 80 percent-owned Candelaria copper mines using the proportional consolidation method of accounting. In accordance with FIN 46-R, we fully consolidated the results of operations for El Abra and Candelaria with the interests held by our minority shareholders reported as minority interests in consolidated subsidiaries in our Consolidated Balance Sheet and Statement of Consolidated Operations beginning January 1, 2004. The impact of fully consolidating El Abra and Candelaria on our Consolidated Balance Sheet at June 30, 2004, was an increase in total assets of $633.7 million, total liabilities of $250.9 million and minority interests in consolidated subsidiaries of $382.8 million. There was no impact on consolidated shareholders’ equity. The impact for the quarter ended June 30, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $65.9 million, operating expenses of $23.8 million, operating income of $42.1 million, net interest expense of $2.3 million, pre-tax early debt extinguishment costs of $3.1 million, net miscellaneous income and expense of $0.2 million, provision for taxes on income of $(11.9) million and minority interests in consolidated subsidiaries of $48.8 million. The impact for the six months ended June 30, 2004, comprised increases (decreases) in sales and other operating revenues of $131.8 million, operating expenses of $41.5 million, operating income of $90.3 million, net interest expense of $4.7 million, pre-tax early debt extinguishment costs of $3.1 million, net miscellaneous income and expense of $(0.4) million, provision for taxes on income of $(24.8) million and minority interests in consolidated subsidiaries of $106.9 million. There was no impact on consolidated net income for the quarter or six months ended June 30, 2004.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to in-

come. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a cumulative effect gain of $8.4 million, net of deferred income taxes. For the quarter and six months ended June 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $8 million, or 9 cents per common share, and $11 million, or 12 cents per common share, respectively.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial reporting and disclosures.

In December 2003, FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003, and has provided the interim disclosures in Note 10, Pension and Postretirement Benefits.

In May 2004, FASB issued FASB Staff Position (FSP) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. The Company is currently evaluating the impact of the FSP on our financial reporting and disclosures, and has provided the required interim disclosures in Note 10, Pension and Postretirement Benefits.

5.	Environmental, and Reclamation and Closure Matters

As of December 31, 2003, we had a reserve balance of $317.2 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first six months of 2004, we had a $6.6 million net increase in the reserve estimate ($8.8 million of additions and $2.2 million of reductions), offset by $12.3 million of spending. As of June 30, 2004, the reserve balance was $311.5 million.

The site for which Phelps Dodge has received a notice of potential liability or an information request that currently is considered to be significant is the Pinal Creek site near Miami, Arizona.

At June 30, 2004, the cost range for reasonably possible outcomes for all reservable remediation sites (including Pinal Creek) was estimated to be from $266 million to $618 million (of which $311.5 million has been reserved).

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but which there is a reasonably possible likelihood of an environmental remediation liability. As of June 30, 2004, the cost range for rea-

sonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

The following tables summarize our asset retirement obligations/closure and reclamation accrual and asset retirement cost activities for the quarter and six months ended June 30, 2004:

Asset Retirement Obligations/Closure and Reclamation Accrual
(Unaudited; $ in millions)

	Second	Six Months
	Quarter	Ended
	2004	June 30, 2004
Balance, beginning of period	$233.5	225.3
Additional liabilities from fully consolidating El Abra and Candelaria	—	5.6
New liabilities during the period	0.4	0.9
Accretion expense	4.9	9.7
Payments	(6.1)	(9.2)
Revisions in estimated cash flows	4.0	4.4

Balance, end of period	$236.7	236.7

Asset Retirement Cost
(Unaudited; $ in millions)

	Second	Six Months
	Quarter	Ended
	2004	June 30, 2004
Gross balance, beginning of period	$143.6	138.9
Additional assets from fully consolidating El Abra and Candelaria	—	3.8
New assets during the period	0.4	0.9
Revisions in estimated cash flows	4.0	4.4

Gross balance, end of period	148.0	148.0
Less accumulated depreciation, depletion and amortization	66.8	66.8

Net balance, end of period	$81.2	81.2

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

Significant New Mexico Closure and Reclamation Programs

Background

The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each is subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required Chino, Tyrone, Cobre and Hidalgo to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act) and the Mining Act Rules, which are administered by the Mining and Minerals Division (MMD) of the Energy, Minerals and Natural Resources Department. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

Financial assurance is required to ensure that funding will be available to perform both the closure and the closeout plans if the operator is not able to perform the work required by the plans. The amount of the financial assurance is based upon the estimated cost for a third-party to complete the work specified in the plans, including any long-term operation and maintenance, such as operation of water treatment systems. NMED and MMD calculate the required amount of financial assurance using a “net present value” (NPV) method, based upon approved discount and escalation rates, when the closure plan and/or closeout plan require performance over a long period of time.

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

Chino Mines Company

NMED issued Chino’s closure permit on February 24, 2003. The closure permit was appealed by a third party. WQCC dismissed the appeal, and that dismissal was appealed to the New Mexico Court of Appeals. If the dismissal is not upheld, WQCC could hold a public hearing on Chino’s closure permit.

MMD issued a permit revision approving Chino’s closeout plan, subject to conditions, on December 18, 2003. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $395 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Chino has provided financial assurance to NMED and MMD for approximately $192 million (NPV basis), including a trust fund containing approximately $64 million and a third-party performance guarantee for approximately $128 million provided by Phelps Dodge.

The terms of the NMED and MMD permits require Chino to conduct supplemental studies concerning closure and closeout, including a feasibility study. The terms of the NMED permit also require Chino to prepare and submit an abatement plan. Chino is complying with those requirements. The studies and abatement plan are due to be submitted to NMED before an application for renewal of the closure permit is due in August 2007. Changes to the closure permit, which could increase or decrease the estimated cost of closure and closeout, will be considered when the permit is renewed. The permits also contain requirements and a schedule for Chino to commence closure and reclamation of inactive portions of the operations, subject to Chino’s ability to seek “standby status” for portions of the operations anticipated to resume operation in the future.

The Company estimates its cost to perform the requirements of the approved Chino closure and closeout permits to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate used to determine the fair value of our closure and closeout accrual was approximately $389 million (undiscounted, unescalated and on a third-party cost basis), and excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At June 30, 2004, and December 31, 2003, we had accrued approximately $40 million and $39 million, respectively, for closure and closeout at Chino.

Phelps Dodge Tyrone, Inc.

NMED issued Tyrone’s closure permit on April 8, 2003. Tyrone appealed to the WQCC, which upheld NMED’s permit conditions. Tyrone has appealed the WQCC’s decision to the New Mexico Court of Appeals.

MMD issued a permit revision approving Tyrone’s closeout plan, subject to conditions, on April 12, 2004. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $439 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Tyrone has provided financial assurance to NMED and MMD for approximately $271 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of approximately $17 million, to increase to approximately $27 million over five years, a letter of credit for approximately $6 million, a surety bond for approximately $58 million, and a third-party performance guarantee for approximately $190 million provided by Phelps Dodge. Tyrone expects to replace both the letter of credit and the surety bond with collateral as the collateral is approved by MMD and NMED over the next few months.

The terms of the NMED and MMD permits require Tyrone to conduct supplemental studies concerning closure and closeout plans, including a feasibility study. The terms of the NMED permit also require Tyrone to prepare and submit an abatement plan. Tyrone is complying with those requirements. The studies and abatement plan are due to be submitted to NMED before an application for renewal of the closure permit is due in October 2007. Changes to the closure permit, which could increase or decrease the estimated cost of closure and closeout, will be considered when the permit is renewed. The permits also contain requirements and a schedule for Tyrone to commence closure and reclamation of inactive portions of the operations, subject to Tyrone’s ability to seek “standby status” for portions of the operations anticipated to resume operation in the future. Tyrone currently is complying with the requirements of a settlement agreement with NMED to cease existing discharges to its tailing impoundments and to complete closure and reclamation of the tailing impoundments by 2011.

The Company estimates its costs to perform the requirements of Tyrone’s closure and closeout permits to be approximately $264 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. In the second quarter ended June 30, 2004, we increased our cost estimate used to determine the fair value of our closure and closeout accrual to approximately $436 million (undiscounted, unescalated and on a third-party cost basis). This cost estimate excludes approximately $3 million of net costs from the financial assurance cost estimate that primarily are not within the scope of SFAS No. 143. At June 30, 2004, and December 31, 2003, we had accrued approximately $80 million and $81 million, respectively, for closure and closeout at Tyrone.

Cobre Mining Company

At the time of our acquisition of Cobre in 1998, Cobre had submitted proposed closure and closeout plans and had posted a surety bond for approximately $2 million with both MMD and NMED. Cobre submitted a proposed combined closure and closeout plan in May 2001 incorporating the results of the scientific studies completed by Cobre to both NMED and MMD.

In October 2002, MMD issued a Notice of Violation (NOV) to Cobre for failing to meet an October 1, 2002, deadline for MMD to approve Cobre’s closeout plan. In January 2003, the New Mexico Mining Commission issued an Order to Cobre modifying the NOV to require approval of the closeout plan within nine months after NMED issues Cobre’s closure permit. NMED has not yet issued the closure permit.

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

Based upon the proposed combined closure and closeout plan for Cobre submitted in 2001, the current cost estimate for closure and closeout at Cobre is approximately $9 million. Our cost estimate used to determine the fair value of our closure and closeout accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis). Both of these estimates will be updated when NMED issues the closure permit. At both June 30, 2004, and December 31, 2003, we had accrued approximately $7 million for closure and closeout at Cobre.

Phelps Dodge Hidalgo, Inc.

Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our closure accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis). At both June 30, 2004, and December 31, 2003, we had accrued approximately $4 million for closure at Hidalgo.

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

As a result of the net loss experienced for the quarter and six months ended June 30, 2003, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (5.0 million), and unvested restricted stock (0.5 million) were excluded from the calculation as the related impacts were anti-dilutive.

Finally, common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. Incremental shares relating to these options totaled 0.8 million shares at an average exercise price of $74.87 for the 2004 second quarter and 0.6 million shares at an average exercise price of $76.80 for the six months ended June 30, 2004; and 7.2 million shares at an average exercise price of $58.66 for the 2003 second quarter and 8.6 million shares at an average exercise price of $55.30 for the six months ended June 30, 2003.

(Unaudited; $ in millions except per share data)

	Second Quarter
	2004	2003
Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$226.6	(15.2)
Preferred stock dividends	(3.4)	(3.4)

Net income (loss) applicable to common shares	$223.2	(18.6)
Denominator:
Weighted average common shares outstanding	92.9	88.6

Basic earnings (loss) per common share	$2.40	(0.21)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$226.6	(15.2)
Preferred stock dividends	—	(3.4)

Net income (loss) applicable to common shares	$226.6	(18.6)
Denominator:
Weighted average common shares outstanding*	98.4	88.6

Diluted earnings (loss) per common share	$2.30	(0.21)

*	2003 second quarter excluded restricted stock and the assumed conversion of the mandatory convertible preferred shares to common shares due to the anti-dilutive impact.

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,
	2004	2003
Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$412.3	(30.2)
Preferred stock dividends	(6.8)	(6.8)

Net income (loss) applicable to common shares	$405.5	(37.0)
Denominator:
Weighted average common shares outstanding	92.3	88.6

Basic earnings (loss) per common share	$4.39	(0.42)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$412.3	(30.2)
Preferred stock dividends	—	(6.8)

Net income (loss) applicable to common shares	$412.3	(37.0)
Denominator:
Weighted average common shares outstanding*	98.2	88.6

Diluted earnings (loss) per common share	$4.20	(0.42)

*	The six months ended June 30, 2003, excluded restricted stock and the assumed conversion of the mandatory convertible preferred shares to common shares due to the anti-dilutive impact.

8.	Provision for Taxes on Income

The Company’s income tax provision for the 2004 second quarter principally resulted from (i) taxes on earnings at international operations ($18.9 million) including benefits from the release of valuation allowances ($21.3 million), (ii) taxes on earnings at U.S. operations ($12.8 million) including benefits from the release of valuation allowances ($41.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million). The release of both the domestic and international valuation allowances reflects net operating losses (NOLs) and other tax credits that are expected to be utilized in the current year. Due to the continued economic weakness in the Brazilian wire and cable markets, we reassessed the recoverability of deferred tax assets associated with our Brazilian wire and cable op-

erations and determined that recoverability was not likely and established a related valuation allowance.

The Company’s income tax provision for six months ended June 30, 2004, principally resulted from (i) taxes on earnings at international operations ($55.8 million) including benefits from the release of valuation allowances ($45.8 million), (ii) taxes on earnings at U.S. operations ($12.9 million) including benefits from the release of valuation allowances ($66.2 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million). The release of both the domestic and international valuation allowances reflects NOLs and other tax credits that are expected to be utilized.

The Company’s income tax provision for the 2003 second quarter principally resulted from (i) taxes on earnings at international operations ($12.2 million) that could not be offset by losses at domestic operations, and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million). The Company’s income tax provision for the six months ended June 30, 2003, primarily comprised the following: (i) taxes on earnings at international operations ($26.3 million) that could not be offset by losses at domestic operations, and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million).

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

During the quarter and six months ended June 30, 2004, we reclassified approximately $10.7 million and $12.3 million, respectively, of other comprehensive losses to the Statement of Consolidated Operations, principally as a result of the unwinding of our floating-to-fixed interest rate swaps.

During the quarter and six months ended June 30, 2003, we reclassified approximately $2.8 million and $4.0 million, respectively, of other comprehensive losses to the Statement of Consolidated Operations, principally as a result of our floating-to-fixed interest rate swaps.

10.	Pension and Postretirement Benefits

The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters and six months ended June 30:

Pension Benefits
(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Service cost	$5.9	5.2
Interest cost	18.1	18.0
Expected return on plan assets	(21.2)	(21.6)
Amortization of prior service cost	0.9	0.9
Amortization of actuarial loss	0.8	0.5
Curtailment and special retirement benefits	0.1	0.1

Net periodic benefit cost	$4.6	3.1

	Six Months Ended
	June 30,
	2004	2003
Service cost	$11.8	10.5
Interest cost	36.0	36.0
Expected return on plan assets	(42.1)	(43.2)
Amortization of prior service cost	1.8	1.8
Amortization of actuarial loss	1.6	1.0
Curtailment and special retirement benefits	0.6	1.5

Net periodic benefit cost	$9.7	7.6

Postretirement Benefits
(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Service cost	$1.3	1.1
Interest cost	5.8	5.8
Expected return on plan assets	—	(0.1)
Amortization of prior service cost	0.3	0.3
Amortization of actuarial loss (gain)	0.3	(0.1)
Other	(1.1)	—

Net periodic benefit cost	$6.6	7.0

	Six Months Ended
	June 30,
	2004	2003
Service cost	$2.7	2.2
Interest cost	11.6	11.6
Expected return on plan assets	(0.1)	(0.2)
Amortization of prior service cost	0.6	0.6
Amortization of actuarial loss (gain)	0.2	(0.2)
Curtailment and special retirement benefits	—	(2.5)
Other	(1.1)	—

Net periodic benefit cost	$13.9	11.5

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the three and six months ended June 30, 2004, do not reflect any amount associated with the subsidy because we have not yet determined whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

11.	Debt and Other Financing

In June 2004, Phelps Dodge completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of approximately $166 million resulted in a 2004 second quarter pre-tax loss of $15.2 mil-

lion, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt repayment had no impact on the full consolidation of Candelaria as it continues to meet the criteria of a VIE and Phelps Dodge remains the primary beneficiary of this entity.

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

A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 25 basis points (0.25 percent)) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments, there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 87.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005. As of June 30, 2004, there was a total of $73.2 million of letters of credit issued under the new revolver. There were no revolving credit borrowings during the quarter. Total availability under the revolving credit at June 30, 2004, amounted to approximately $1,027 million, of which approximately $227 million could be used for additional letters of credit.

12.	Shareholders’ Equity

Common Stock Dividends Reinstated

On June 2, 2004, Phelps Dodge reinstated dividend payments on common shares by declaring a dividend of 25 cents per common share for the 2004 third quarter, amounting to $23.4 million. The dividend is payable on September 3, 2004, to common shareholders of record at the close of business on August 13, 2004.

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15,

2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at June 30, 2004.

Stock Options Exercised

During the 2004 second quarter, 0.4 million stock options were exercised for Phelps Dodge shares. Phelps Dodge received approximately $16.1 million in the 2004 second quarter.

During the first six months ended June 30, 2004, 2.6 million stock options were exercised for Phelps Dodge shares. Phelps Dodge received approximately $167.7 million in the first six months of 2004, including approximately $18.6 million of cash associated with stock option exercises in the 2003 fourth quarter.

13.	Reclassification of Intangible Assets, Net

In April 2004, FASB issued FASB FSP Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets,” and EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” The FSP addressed the inconsistency regarding the classification of mineral rights between SFAS Nos. 141 and 142 and the Emerging Issues Task Force (EITF) Issue No. 04-02, removing certain mineral rights as examples of intangible assets in SFAS Nos. 141 and 142. As a result, approximately $413.8 million and $315.7 million associated with mineral rights primarily relating to our South American mining concessions were reclassified from intangible assets to property, plant and equipment, net, as of June 30, 2004, and December 31, 2003, respectively. The reclassifications had no effect on total assets, total liabilities, shareholders’ equity or consolidated net income.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The financial information as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2004, the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003, the consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2004. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for the year then ended (not presented herein), and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
July 23, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2003, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Additionally, refer to Note 4, Accounting Standards, to our unaudited June 30, 2004, Consolidated Financial Information for a discussion on the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 and Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46).

     As discussed in Note 4, Accounting Standards, in the accompanying consolidated financial statements for the quarter and six months ended June 30, 2004, in accordance with FIN 46 in the 2004 first quarter, we determined that our Candelaria and El Abra copper mining operations in Chile, which have historically been consolidated on a proportional basis, should be fully consolidated. Therefore, these entities have been fully consolidated beginning January 1, 2004. As a result, at June 30, 2004, our Consolidated Balance Sheet included increases in total assets of $633.7 million, total liabilities of $250.9 million and minority interests in consolidated subsidiaries of $382.8 million. There was no impact on consolidated shareholders’ equity. The impact for the quarter ended June 30, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $65.9 million, operating expenses of $23.8 million, operating income of $42.1 million, net interest expense of $2.3 million, pre-tax early debt extinguishment costs of $3.1 million, net miscellaneous income and expense of $0.2 million, provision for taxes on income of $(11.9) million and minority interests in consolidated subsidiaries of $48.8 million. The impact for the six months ended June 30, 2004, comprised increases (decreases) in sales and other operating revenues of $131.8 million, operating expenses of $41.5 million, operating income of $90.3 million, net interest expense of $4.7 million, pre-tax early debt extinguishment costs of $3.1 million, net miscellaneous income and expense of $(0.4) million, provision for taxes on income of $(24.8) million and minority interests in consolidated subsidiaries of $106.9 million. There was no impact on consolidated net income for the quarter or six months ended June 30, 2004.

     As discussed in Note 2, Acquisitions and Divestitures, in our Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei) on December 19, 2003. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. The results of operations for Chino have been included in the consolidated financial results for the quarter and six months ended June 30, 2004.

RESULTS OF OPERATIONS

Consolidated Financial Results

(Unaudited; $ in millions except per share amounts)

	Second Quarter
	2004	2003
Sales and other operating revenues	$1,650.9	962.2
Operating income	$354.7	17.2

Income (loss) before cumulative effect of accounting change	$226.6	(15.2)
Cumulative effect of accounting change	—	—

Net income (loss)	$226.6	(15.2)

Basic earnings (loss) per common share	$2.40	(0.21)

Diluted earnings (loss) per common share	$2.30	(0.21)

     The Company had consolidated net income in the 2004 second quarter of $226.6 million, or $2.30 per common share, including after-tax, net special charges of $16.0 million, or 16 cents per common share. (All references to per share earnings or losses are based on diluted earnings or losses per share.) In the 2003 second quarter, the consolidated net loss was $15.2 million, or 21 cents per common share, including an after-tax, net special gain of $4.5 million, or 5 cents per common share.

     The $241.8 million increase in consolidated net income in the 2004 second quarter, compared with the corresponding 2003 period, primarily was due to higher copper prices (approximately $274 million) and settlement of an historic Cyprus matter regarding an insurance recovery associated with an operation that it sold in 1993 ($15.9 million); partially offset by a higher tax provision ($46.2 million) due to the higher earnings and a deferred tax valuation allowance at our Brazilian wire and cable operation.

(Unaudited; $ in millions except per share amounts)

	Six Months Ended
	June 30,
	2004	2003
Sales and other operating revenues	$3,247.9	1,940.2
Operating income	$669.5	45.9

Income (loss) before cumulative effect of accounting change	$412.3	(38.6)
Cumulative effect of accounting change	—	8.4

Net income (loss)	$412.3	(30.2)

Basic earnings (loss) per common share before cumulative effect of accounting change	$4.39	(0.51)
Cumulative effect of accounting change	—	0.09

Basic earnings (loss) per common share	$4.39	(0.42)

Diluted earnings (loss) per common share before cumulative effect of accounting change	$4.20	(0.51)
Cumulative effect of accounting change	—	0.09

Diluted earnings (loss) per common share	$4.20	(0.42)

     The Company had consolidated net income for the six months ended June 30, 2004, of $412.3 million, or $4.20 per common share, including after-tax, net special charges of $26.4 million, or 27 cents per common share. For the six months ended June 30, 2003, the consolidated net loss was $30.2 million, or 42 cents per common share, including an after-tax, net special gain of $14.0 million, or 16 cents per common share.

     The $442.5 million increase in consolidated net income for the six months ended June 30, 2004, compared with the corresponding 2003 period, primarily was due to higher copper prices (approximately $532 million); partially offset by early debt extinguishment costs in 2004 ($34.5 million) and a higher tax provision ($49.8 million) due to higher earnings and a $9.0 million deferred tax valuation allowance at our Brazilian wire and cable operation that was partially offset by the reversal of a valuation allowance associated with deferred tax assets at our 51 percent-owned El Abra copper mine ($30.8 million).

     Special Items and Provisions

     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items and provisions. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. Any supplemental information references to earnings, losses or results excluding special items or before special items, our non-GAAP measure of items, may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Special items and provisions, net of taxes	$(16.0)	4.5
Earnings (losses) excluding special items (after taxes) and impact of minority interests	$242.6	(19.7)

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Special items and provisions, net of taxes	$(26.4)	14.0
Earnings (losses) excluding special items (after taxes) and impact of minority interests	$438.7	(44.2)

Note: Supplemental Data

     The following schedules summarize the special items and provisions for the quarter and six month periods ended June 30, 2004 and 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	2004 Second Quarter			2003 Second Quarter
	Pre-tax	After-tax	$/Share	Pre-tax	After-tax	$/Share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(2.5)	(1.9)	(0.02)	(0.5)	(0.4)	—

PDI (see Business Segment disclosure)	(2.5)	(1.9)	(0.02)	—	—	—

Corporate and Other –
Environmental provisions, net	0.5	0.4	—	(2.1)	(2.0)	(0.02)
Environmental insurance recoveries, net	0.1	0.1	—	0.5	0.5	—
Historic legal matters	15.9	12.8	0.13	—	—	—

	16.5	13.3	0.13	(1.6)	(1.5)	(0.02)

	11.5	9.5	0.09	(2.1)	(1.9)	(0.02)

Early debt extinguishment costs (see Note 11)	(15.2)	(12.6)	(0.13)	—	—	—

Miscellaneous income and expense, net:
Cost-basis investment write-down	(6.4)	(6.4)	(0.06)	—	—	—
Gain on sale of cost-basis investment	—	—	—	6.4	6.4	0.07

	(6.4)	(6.4)	(0.06)	6.4	6.4	0.07

Provision for taxes on income:
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)	—	—	—

Minority interests in consolidated subsidiaries:
Candelaria early debt extinguishment costs	—	2.5	0.03	—	—	—

Total	$(10.1)	(16.0)	(0.16)	4.3	4.5	0.05

(Unaudited; gains (losses) in millions except per share amounts)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Pre-tax	After-tax	$/Share	Pre-tax	After-tax	$/Share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(2.5)	(1.9)	(0.02)	(0.5)	(0.4)	—

PDI (see Business Segment disclosure)	(4.3)	(3.1)	(0.03)	3.2	2.4	0.03

Corporate and Other –
Environmental provisions, net	(4.1)	(3.1)	(0.03)	(3.4)	(3.3)	(0.03)
Environmental insurance recoveries, net	0.1	0.1	—	0.5	0.5	—
Historic legal matters	15.5	12.4	0.13	—	—	—

	11.5	9.4	0.10	(2.9)	(2.8)	(0.03)

	4.7	4.4	0.05	(0.2)	(0.8)	—

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)	—	—	—

Early debt extinguishment costs (see Note 11)	(37.6)	(30.2)	(0.31)	—	—	—

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(10.0)	(9.1)	(0.09)	—	—	—
Gain on sale of cost-basis investment	—	—	—	6.4	6.4	0.07

	(10.0)	(9.1)	(0.09)	6.4	6.4	0.07

Benefit (provision) for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31	—	—	—
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)	—	—	—

	—	21.8	0.22	—	—	—

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)	—	—	—
Candelaria early debt extinguishment costs	—	2.5	0.02	—	—	—

	—	(12.6)	(0.13)	—	—	—

Cumulative effect of accounting change (see Note 4)	—	—	—	9.7	8.4	0.09

Total	$(43.8)	(26.4)	(0.27)	15.9	14.0	0.16

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

     Major operating and financial results of PDMC for the quarters and six months ended June 30, 2004 and 2003, are illustrated in the following table:

(Unaudited; $ in millions except per pound amounts)

	Second Quarter
	2004	2003
Sales and other operating revenues to unaffiliated customers	$1,254.5	641.6
Operating income	$336.7	25.8
Operating income before special items and provisions	$339.2	26.3
Minority interests	$(40.6)	(1.4)
Copper production (thousand short tons):
Total copper production	321.4	318.8
Less undivided interest (A)	15.7	15.8

Copper production on a consolidated basis	305.7	303.0
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	40.3	43.7

Copper production on a pro-rata basis	265.4	259.3

Copper sales (thousand short tons):
Total copper sales from own mines	321.8	326.1
Less undivided interest (A)	15.7	15.8

Copper sales from own mines on a consolidated basis	306.1	310.3
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	43.0	43.8

Copper sales from own mines on a pro-rata basis	263.1	266.5

Purchased copper (thousand short tons):
Total purchased copper	116.7	84.7

Total copper sales on a consolidated basis	422.8	N/A

Total copper sales on a pro-rata basis	N/A	351.2

LME average spot copper price per pound – cathodes	$1.265	0.744
COMEX average spot copper price per pound – cathodes	$1.234	0.747
Implied full unit cost of copper production per pound	$0.711	0.695
Implied cash unit cost of copper production per pound	$0.540	0.535
Molybdenum production (million pounds)	14.8	13.1
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	16.0	13.5
Purchased molybdenum	3.1	2.2

Total molybdenum sales	19.1	15.7

Metals Week:
Molybdenum oxide price per pound	$14.57	5.21

(Unaudited; $ in millions except per pound amounts)

	Six Months Ended
	June 30,
	2004	2003
Sales and other operating revenues to unaffiliated customers	$2,469.0	1,296.6
Operating income	$666.9	61.5
Operating income before special items and provisions	$669.4	62.0
Minority interests	$(103.7)	(2.4)
Copper production (thousand short tons):
Total copper production	639.0	636.0
Less undivided interest (A)	31.1	31.3

Copper production on a consolidated basis	607.9	604.7
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	82.2	85.0

Copper production on a pro-rata basis	525.7	519.7

Copper sales (thousand short tons):
Total copper sales from own mines	645.1	647.4
Less undivided interest (A)	31.1	31.3

Copper sales from own mines on a consolidated basis	614.0	616.1
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	84.8	85.8

Copper sales from own mines on a pro-rata basis	529.2	530.3

Purchased copper (thousand short tons):
Total purchased copper	231.8	178.4

Total copper sales on a consolidated basis	845.8	N/A

Total copper sales on a pro-rata basis	N/A	708.7

LME average spot copper price per pound – cathodes	$1.252	0.749
COMEX average spot copper price per pound – cathodes	$1.233	0.754
Implied full unit cost of copper production per pound	$0.707	0.691
Implied cash unit cost of copper production per pound	$0.536	0.535
Molybdenum production (million pounds)	28.3	24.6
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	31.2	27.3
Purchased molybdenum	6.5	3.6

Total molybdenum sales	37.7	30.9

Metals Week:
Molybdenum oxide price per pound	$11.42	4.63

(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests include (i) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation through December 18, 2003 (mining interest acquired by Phelps Dodge on December 19, 2003), (ii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned, indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(thousand short tons)

	Second Quarter
	2004	2003
Minority participants’ shares previously accounted for on a pro rata basis:
Chino Mine and Smelter	—	2.9
Candelaria	10.3	10.5
El Abra	30.0	30.3

	40.3	43.7

(thousand short tons)

	Six Months Ended
	June 30,
	2004	2003
Minority participants’ shares previously accounted for on a pro rata basis:
Chino Mine and Smelter	—	6.2
Candelaria	21.4	22.5
El Abra	60.8	56.3

	82.2	85.0

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

     PDMC calculates its implied full unit cost of copper production by dividing its operating income (loss) (including mining through rod production, primary molybdenum, marketing and sales, and worldwide exploration) excluding special items and provisions by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion, amortization and closure accretion/accrual; selling and general administrative expense; and exploration and research expense for the division’s operations) that is compared with the LME market price of copper to render an implied cost of copper production. Cash implied unit cost of copper production is calculated by deducting PDMC’s segment depreciation, depletion, amortization and closure accretion/accrual from the implied full unit cost of copper production. Following is the calculation of implied unit cost of copper production for the quarter and six month periods ended June 30, 2004 and 2003:

(Unaudited; $ in millions except per pound amounts)

	Second Quarter
	2004	2003
PDMC implied unit cost of copper production
Operating income	$336.7	25.8
Less special operating items and provisions	(2.5)	(0.5)

Operating income excluding special items and provisions	$339.2	26.3

Copper sales from own mines on a consolidated basis – million pounds	612.2	N/A
Copper sales from own mines on a pro-rata basis – million pounds	N/A	533.0
Operating margin – per pound copper sold	$0.554	0.049
LME average spot copper price per pound – cathodes	$1.265	0.744
Implied full unit cost of copper production per pound	$0.711	0.695

(Unaudited; $ in millions except per pound amounts)

	Six Months Ended
	June 30,
	2004	2003
PDMC implied unit cost of copper production
Operating income	$666.9	61.5
Less special operating items and provisions	(2.5)	(0.5)

Operating income excluding special items and provisions	$669.4	62.0

Copper sales from own mines on a consolidated basis – million pounds	1,228.0	N/A
Copper sales from own mines on a pro-rata basis – million pounds	N/A	1,060.6
Operating margin – per pound copper sold	$0.545	0.058
LME average spot copper price per pound – cathodes	$1.252	0.749
Implied full unit cost of copper production per pound	$0.707	0.691

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

     Total PDMC Division – Sales

     PDMC’s sales and other operating revenues to unaffiliated customers increased $612.9 million, or 96 percent, in the 2004 second quarter compared with the 2003 second quarter. The increase reflected higher average copper prices (approximately $342 million), the impact of fully consolidating El Abra and Candelaria (approximately $66 million), higher average molybdenum prices (approximately $111 million), higher copper sales volumes (approximately $64 million), higher molybdenum sales volumes (approximately $19 million) and higher copper rod sales (approximately $10 million).

     PDMC’s sales and other operating revenues to unaffiliated customers increased $1,172.4 million, or 90 percent, in the first six months of 2004 compared with the first six months of 2003. The increase reflected higher average copper prices (approximately $709 million), higher average molybdenum prices (approximately $170 million), the impact of fully consolidating El Abra and Candelaria (approximately $132 million), higher copper sales volumes (approximately $108 million), higher molybdenum sales volumes (approximately $35 million) and higher copper rod sales (approximately $14 million).

     Total PDMC – Operating Income

     PDMC reported operating income of $336.7 million in the 2004 second quarter, including a special, net pre-tax loss of $2.5 million, compared with operating income of $25.8 million in the 2003 second quarter, including a special, net pre-tax loss of $0.5 million. Excluding special items, the increase in operating income of $312.9 million primarily reflected higher copper prices (approximately $274 million) and the impact of fully consolidating El Abra and Candelaria (approximately $42 million); partially offset by a slightly higher implied unit cost (approximately $3 million).

     PDMC reported operating income of $666.9 million in the first six months of 2004, including a special, net pre-tax loss of $2.5 million, compared with operating income of $61.5 million in the first six months of 2003, including a special, net pre-tax loss of $0.5 million. Excluding special items, the increase in operating income of $607.4 million primarily reflected higher copper prices (approximately $532 million) and the impact of fully consolidating El Abra and Candelaria (approximately $90 million); partially offset by a higher implied unit cost of copper production (approximately $15 million).

     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged $1.234 and 74.7 cents in the second quarters of 2004 and 2003, respectively, and $1.233 and 75.4 cents for the first six months of 2004 and 2003, respectively. The LME spot price per pound of copper cathode, primarily upon which we base our international sales, averaged $1.265 and 74.4 cents in the second quarters of 2004 and 2003, respectively, and $1.252 and 74.9 cents for the first six months of 2004 and 2003, respectively.

     Management monitors the implied unit cost of copper production on a regular basis. Following is a schedule of significant components of the implied unit cost of copper production for the quarter and six month periods ended June 30, 2004 and 2003:

	Second Quarter
	2004	2003
Reconciliation of Implied Unit Cost (per lb.)*
Cash implied unit cost of copper production – base operations before copper pricing adjustments	$0.426	0.489
Net copper pricing adjustments**	0.060	(0.004)

Cash implied unit cost of copper production – base operations	0.486	0.485
Exploration, technology and project development	0.027	0.023
Shutdown and curtailment expenses	0.027	0.027

Implied cash unit cost of copper production	$0.540	0.535
Non-cash (depreciation, depletion, amortization and closure accretion/accrual)	0.171	0.160

Implied full unit cost of copper production	$0.711	0.695

	Six Months Ended
	June 30,
	2004	2003
Reconciliation of Implied Unit Cost (per lb.)*
Cash implied unit cost of copper production – base operations before copper pricing adjustments	$0.469	0.489
Net copper pricing adjustments**	0.017	(0.005)

Cash implied unit cost of copper production – base operations	0.486	0.484
Exploration, technology and project development	0.026	0.020
Shutdown and curtailment expenses	0.024	0.031

Implied cash unit cost of copper production	$0.536	0.535
Non-cash (depreciation, depletion, amortization and closure accretion/accrual)	0.171	0.156

Implied full unit cost of copper production	$0.707	0.691

*	The implied full unit cost of copper production is based on PDMC’s operating margin per pound of copper sold is defined on page 30. Implied cash unit cost of copper production excludes PDMC’s depreciation, depletion and amortization and closure accretion/accrual from its operating margin in the above calculation. Cash implied unit cost of copper production-base operations excludes PDMC’s exploration, technology and project development, and shutdown and curtailed expenses. Exploration, technology and project development include expenses related to exploration, pre-feasibility and feasibility studies and process technology. Shutdown and curtailment expenses include costs related to idled facilities at operating properties, care-and-maintenance properties and discontinued operations. Note that our measures of implied unit cost of copper may not be comparable to similarly titled measures reported by other companies.

**	Net pricing adjustments reflect mark-to-market adjustments related to provisionally priced copper sales (including final settlements) and the effect of COMEX to LME arbitrage on COMEX-based sales (primarily from U.S. mines and operations).

     The implied full unit cost of copper production for the 2004 second quarter increased by 1.6 cents per pound compared with the corresponding 2003 period despite an incremental benefit of approximately 14 cents per pound from molybdenum operations (primarily higher prices). That benefit was more than offset by several factors including net copper price adjustments of approximately 6 cents per pound (see provisionally priced copper sales and COMEX to LME arbitrage discussion below), and an 8 cents per pound increase in certain cash costs primarily attributable to ramping up production at formerly curtailed mines, the impact of slope slippage on mining rates and ore grade at Bagdad, higher freight costs and higher energy costs. In addition, non-cash costs increased approximately 1 cent per pound representing increased depreciation expense.

     The implied full unit cost of copper production for the first six months of 2004 increased by 1.6 cents per pound compared with the corresponding 2003 period despite a benefit of approximately 10 cents per pound from molybdenum operations (primarily higher prices). That benefit was offset by several factors including net copper price adjustments of approximately 2 cents per pound, and an 8 cents per pound increase in certain cash costs primarily attributable to the impact of costs that vary with copper prices, lower ore grade at Sierrita, costs associated with ramping up production at formerly curtailed sites, the impact of slope slippage on mining rates and ore grade at Bagdad, lower Candelaria ore grade, higher freight costs, and higher energy and non-cash costs. In addition, non-cash costs increased approximately 2 cents per pound representing increased depreciation expense.

     Following is a table summarizing the net copper pricing adjustments and their impact on implied unit cost of copper production for the quarters and six months ended June 30, 2004 and 2003:

($ in millions except unit prices)

	Second Quarter		Six Months Ended
	2004	2003	2004	2003
Provisionally priced copper sales, including final settlements	$(26.8)	1.5	(8.3)	2.4
COMEX to LME arbitrage	(10.0)	0.8	(12.4)	2.4

	$(36.8)	2.3	(20.7)	4.8

Copper sales from own mine – million pounds	612.2	533.0	1,228.0	1,060.6
Net copper pricing adjustments per pound – (negative) favorable impact	$(0.060)	0.004	(0.017)	0.005

     Certain of Phelps Dodge Mining Company’s (PDMC) sales agreements provide for provisional pricing based on either the New York Commodity Exchange (COMEX) or London Metal Exchange (LME) (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using the forward rate in place for the QP. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. Provisionally priced pounds outstanding at June 30, 2004, increased compared with December 31, 2003, reflecting a change in the pricing election of certain of Candelaria’s customers effective January 1, 2004. The change primarily reflected movement away from pricing in the month of shipment to pricing three months after month of arrival. Following are the provisionally priced copper sales outstanding at June 30, 2004, March 31, 2004, and December 31, 2003:

Provisionally Priced Copper Sales Outstanding at June 30, 2004:

86.6	million pounds priced at	$1.2265 per lb.	with a final July 2004 QP
36.3	million pounds priced at	$1.2224 per lb.	with a final August 2004 QP
48.8	million pounds priced at	$1.2102 per lb.	with a final September 2004 QP
36.9	million pounds priced at	$1.1966 per lb.	with a final October 2004 QP

208.6		$1.2167 per lb.	with a final July to October 2004 QP

76 percent of the provisionally priced pounds outstanding at June 30, 2004, were at Candelaria.

Provisionally Priced Copper Sales Outstanding at March 31, 2004:

124.3	million pounds priced at	$1.3724 per lb.	with a final April to July 2004 QP

61 percent of the provisionally priced pounds outstanding at March 31, 2004, were at Candelaria.

Provisionally Priced Copper Sales Outstanding at December 31, 2003:

43.3	million pounds priced at	$1.0463 per lb.	with a final January to April 2004 QP

41 percent of the provisionally priced pounds outstanding at December 31, 2003, were at Candelaria.

Note: Supplemental Data

     The following tables summarize PDMC’s special items and provisions for the quarter and six month periods ended June 30, 2004 and 2003, and the resultant earnings (losses) excluding these special items and provisions:

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Special, pre-tax items and provisions:
U.S. Mining Operations*	$(2.8)	(0.5)
South American Mines**	—	—
Primary Molybdenum	0.3	—

	$(2.5)	(0.5)

Segment operating income (loss) excluding special items and provisions:
U.S. Mining Operations*	$170.7	(1.5)
South American Mines**	139.0	27.4
Primary Molybdenum	29.5	0.4

	$339.2	26.3

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Special, pre-tax items and provisions:
U.S. Mining Operations*	$(2.8)	(0.5)
South American Mines**	—	—
Primary Molybdenum	0.3	—

	$(2.5)	(0.5)

Segment operating income (loss) excluding special items and provisions:
U.S. Mining Operations*	$304.1	(2.1)
South American Mines**	320.2	63.6
Primary Molybdenum	45.1	0.5

	$669.4	62.0

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special, pre-tax items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)

	Second Quarter and
	Six Months Ended
	June 30, 2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(2.6)	—	0.3
Environmental insurance recoveries, net	(0.2)	—	—

	$(2.8)	—	0.3

(Unaudited; $ in millions)

Second Quarter and
Six Months Ended
June 30, 2003
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(0.5)	—	—

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), and special items and provisions for the second quarter of 2004 and 2003.

	U.S. Mines
		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Second Quarter 2004
Copper production (thousand short tons):
Total production	105.0	45.4	2.4	18.5	10.5	181.8
Less undivided interest	15.7	—	—	—	—	15.7

Copper production on a consolidated basis	89.3	45.4	2.4	18.5	10.5	166.1
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper production on a pro-rata basis	89.3	45.4	2.4	18.5	10.5	166.1

Copper sales (thousand short tons):
Total copper sales from own mines	104.7	40.8	1.0	18.5	10.5	175.5
Less undivided interest	15.7	—	—	—	—	15.7

Copper sales from own mines on a consolidated basis	89.0	40.8	1.0	18.5	10.5	159.8
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper sales from own mines on a pro-rata basis	89.0	40.8	1.0	18.5	10.5	159.8

Purchased copper (thousand short tons):
Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	89.0	40.8	1.0	18.5	10.5	159.8

($ in millions)
Operating income (loss)	$86.5	91.4	(3.1)	10.0	6.6	191.4
Special items and provisions	$(0.4)	—	—	(0.4)	(1.8)	(2.6)

Second Quarter 2003
Copper production (thousand short tons):
Total production	105.5	46.4	3.9	7.9	14.3	178.0
Less minority participants’ shares	15.8	—	—	2.6	—	18.4

Copper production on a pro-rata basis	89.7	46.4	3.9	5.3	14.3	159.6

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	89.7	53.3	5.9	5.3	14.3	168.5
Purchased copper	—	—	—	—	—	—

Total copper sales on a pro-rata basis	89.7	53.3	5.9	5.3	14.3	168.5

($ in millions)
Operating income (loss)	$4.9	18.3	(3.1)	(2.8)	(4.5)	12.8
Special items and provisions	$—	—	(0.5)	—	—	(0.5)

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado*	Cerro Verde	El Abra*	Subtotal
Second Quarter 2004
Copper production (thousand short tons):
Total production	53.0	24.5	61.3	138.8
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	53.0	24.5	61.3	138.8
Less minority participants’ shares previously accounted for on a pro-rata basis	10.3	—	30.0	40.3

Copper production on a pro-rata basis	42.7	24.5	31.3	98.5

Copper sales (thousand short tons):
Total copper sales from own mines	53.7	25.5	66.3	145.5
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	53.7	25.5	66.3	145.5
Less minority participants’ shares previously accounted for on a pro-rata basis	10.5	—	32.5	43.0

Copper sales from own mines on a pro-rata basis	43.2	25.5	33.8	102.5

Purchased copper (thousand short tons):
Total purchased copper	9.2	—	—	9.2

Total copper sales on a consolidated basis	62.9	25.5	66.3	154.7

($ in millions)
Operating income (loss)	$49.3	25.1	64.6	139.0
Special items and provisions	$—	—	—	—

Second Quarter 2003
Copper production (thousand short tons):
Total production	52.5	24.8	61.9	139.2
Less minority participants’ shares	10.5	—	30.3	40.8

Copper production on a pro-rata basis	42.0	24.8	31.6	98.4

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	39.3	24.9	32.5	96.7
Purchased copper	7.7	—	1.5	9.2

Total copper sales on a pro-rata basis	47.0	24.9	34.0	105.9

($ in millions)
Operating income (loss)	$13.6	8.6	5.2	27.4
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

*	Second quarter 2004 reflects full consolidation of El Abra and Candelaria; second quarter 2003 reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Second Quarter 2004
Copper production (thousand short tons):
Total production	—	0.8	—	321.4
Less undivided interest	—	—	—	15.7

Copper production on a consolidated basis	—	0.8	—	305.7
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	40.3

Copper production on a pro-rata basis	—	0.8	—	265.4

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.8	—	321.8
Less undivided interest	—	—	—	15.7

Copper sales from own mines on a consolidated basis	—	0.8	—	306.1
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	43.0

Copper sales from own mines on a pro-rata basis	—	0.8	—	263.1

Purchased copper (thousand short tons):
Total purchased copper	—	107.5	—	116.7

Total copper sales on a consolidated basis	—	108.3	—	422.8

Molybdenum production (thousand pounds):
Primary - Henderson	7,057	—	—	7,057
By-product	7,779	—	—	7,779

Total production	14,836	—	—	14,836

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,991	—	—	15,991
Purchased molybdenum	3,108	—	—	3,108

Total molybdenum sales	19,099	—	—	19,099

($ in millions)
Operating income (loss)	$29.8	8.9	(32.4)	336.7
Special items and provisions	$0.3	—	(0.2)	(2.5)

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Second Quarter 2003
Copper production (thousand short tons):
Total production	—	1.6	—	318.8
Less minority participants’ shares	—	0.3	—	59.5

Copper production on a pro-rata basis	—	1.3	—	259.3

Copper sales (thousand short tons):
Total copper sales from own mines on a pro-rata basis	—	1.3	—	266.5
Purchased copper	—	75.5	—	84.7

Total copper sales on a pro-rata basis	—	76.8	—	351.2

Molybdenum production (thousand pounds):
Primary - Henderson	5,775	—	—	5,775
By-product	7,350	—	—	7,350

Total production	13,125	—	—	13,125

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	13,517	—	—	13,517
Purchased molybdenum	2,152	—	—	2,152

Total molybdenum sales	15,669	—	—	15,669

($ in millions)
Operating income (loss)	$0.4	6.5	(21.3)	25.8
Special items and provisions	$—	—	—	(0.5)

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), and special items and provisions for the six months ended June 30, 2004 and 2003.

	U.S. Mines
		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Six Months Ended June 30, 2004
Copper production (thousand short tons):
Total production	207.3	88.1	4.7	33.7	21.7	355.5
Less undivided interest	31.1	—	—	—	—	31.1

Copper production on a consolidated basis	176.2	88.1	4.7	33.7	21.7	324.4
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper production on a pro-rata basis	176.2	88.1	4.7	33.7	21.7	324.4

Copper sales (thousand short tons):
Total copper sales from own mines	207.0	87.9	4.7	33.7	21.7	355.0
Less undivided interest	31.1	—	—	—	—	31.1

Copper sales from own mines on a consolidated basis	175.9	87.9	4.7	33.7	21.7	323.9
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper sales from own mines on a pro-rata basis	175.9	87.9	4.7	33.7	21.7	323.9

Purchased copper (thousand short tons):
Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	175.9	87.9	4.7	33.7	21.7	323.9

($ in millions)
Operating income (loss)	$164.4	146.3	(3.8)	25.0	9.0	340.9
Special items and provisions	$(0.4)	—	—	(0.4)	(1.8)	(2.6)

Six Months Ended June 30, 2003
Copper production (thousand short tons):
Total production	209.0	89.1	9.3	16.3	31.4	355.1
Less minority participants’ shares	31.3	—	—	5.4	—	36.7

Copper production on a pro-rata basis	177.7	89.1	9.3	10.9	31.4	318.4

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	177.7	97.4	11.7	10.9	31.4	329.1
Purchased copper	—	—	—	—	—	—

Total copper sales on a pro-rata basis	177.7	97.4	11.7	10.9	31.4	329.1

($ in millions)
Operating income (loss)	$17.3	25.0	(3.8)	(4.9)	(8.9)	24.7
Special items and provisions	$—	—	(0.5)	—	—	(0.5)

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado*	Cerro Verde	El Abra*	Subtotal
Six Months Ended June 30, 2004
Copper production (thousand short tons):
Total production	108.5	49.7	124.2	282.4
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	108.5	49.7	124.2	282.4
Less minority participants’ shares previously accounted for on a pro-rata basis	21.4	—	60.8	82.2

Copper production on a pro-rata basis	87.1	49.7	63.4	200.2

Copper sales (thousand short tons):
Total copper sales from own mines	108.5	51.1	129.4	289.0
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	108.5	51.1	129.4	289.0
Less minority participants’ shares previously accounted for on a pro-rata basis	21.4	—	63.4	84.8

Copper sales from own mines on a pro-rata basis	87.1	51.1	66.0	204.2

Purchased copper (thousand short tons):
Total purchased copper	20.1	—	—	20.1

Total copper sales on a consolidated basis	128.6	51.1	129.4	309.1

($ in millions)
Operating income (loss)	$118.1	62.9	139.2	320.2
Special items and provisions	$—	—	—	—

Six Months Ended June 30, 2003
Copper production (thousand short tons):
Total production	112.5	49.4	115.0	276.9
Less minority participants’ shares	22.5	—	56.3	78.8

Copper production on a pro-rata basis	90.0	49.4	58.7	198.1

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	88.4	49.5	60.0	197.9
Purchased copper	17.4	—	7.3	24.7

Total copper sales on a pro-rata basis	105.8	49.5	67.3	222.6

($ in millions)
Operating income (loss)	$36.7	16.1	10.8	63.6
Special items and provisions	$—	—	—	—

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

*	Six months ended June 30, 2004, reflects full consolidation of El Abra and Candelaria; six months ended June 30, 2003, reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Six Months Ended June 30, 2004
Copper production (thousand short tons):
Total production	—	1.1	—	639.0
Less undivided interest	—	—	—	31.1

Copper production on a consolidated basis	—	1.1	—	607.9
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	82.2

Copper production on a pro-rata basis	—	1.1	—	525.7

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.1	—	645.1
Less undivided interest	—	—	—	31.1

Copper sales from own mines on a consolidated basis	—	1.1	—	614.0
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	84.8

Copper sales from own mines on a pro-rata basis	—	1.1	—	529.2

Purchased copper (thousand short tons):
Total purchased copper	—	211.7	—	231.8

Total copper sales on a consolidated basis	—	212.8	—	845.8

Molybdenum production (thousand pounds):
Primary - Henderson	13,513	—	—	13,513
By-product	14,798	—	—	14,798

Total production	28,311	—	—	28,311

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	31,148	—	—	31,148
Purchased molybdenum	6,532	—	—	6,532

Total molybdenum sales	37,680	—	—	37,680

($ in millions)
Operating income (loss)	$45.4	12.7	(52.3)	666.9
Special items and provisions	$0.3	—	(0.2)	(2.5)

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Six Months Ended June 30, 2003
Copper production (thousand short tons):
Total production	—	4.0	—	636.0
Less minority participants’ shares	—	0.8	—	116.3

Copper production on a pro-rata basis	—	3.2	—	519.7

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	—	3.3	—	530.3
Purchased copper	—	153.7	—	178.4

Total copper sales on a pro-rata basis	—	157.0	—	708.7

Molybdenum production (thousand pounds):
Primary - Henderson	10,614	—	—	10,614
By-product	14,014	—	—	14,014

Total production	24,628	—	—	24,628

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	27,299	—	—	27,299
Purchased molybdenum	3,632	—	—	3,632

Total molybdenum sales	30,931	—	—	30,931

($ in millions)
Operating income (loss)	$0.5	15.0	(42.3)	61.5
Special items and provisions	$—	—	—	(0.5)

Refer to segment discussion on pages 45 through 48.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 43 and 44 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 40 percent and 36 percent of their copper to the Manufacturing and Sales segment in the second quarters of 2004 and 2003, respectively, and 45 percent and 39 percent for the first six months of 2004 and 2003, respectively. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
U.S. Mining Operations*
Unaffiliated customers	$809.0	449.2
Intersegment elimination	(146.0)	(56.3)

	663.0	392.9

South American Mines**
Unaffiliated customers	220.4	99.0
Intersegment	146.0	56.3

	366.4	155.3

Primary Molybdenum
Unaffiliated customers	225.1	93.4
Intersegment	—	—

	225.1	93.4

Total PDMC
Unaffiliated customers	$1,254.5	641.6

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
U.S. Mining Operations*
Unaffiliated customers	$1,671.4	927.7
Intersegment elimination	(344.3)	(128.0)

	1,327.1	799.7

South American Mines**
Unaffiliated customers	422.5	199.6
Intersegment	344.3	128.0

	766.8	327.6

Primary Molybdenum
Unaffiliated customers	375.1	169.3
Intersegment	—	—

	375.1	169.3

Total PDMC
Unaffiliated customers	$2,469.0	1,296.6

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mines, Other Mines and Manufacturing and Sales Segments – Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $359.8 million, or 80 percent, in the 2004 second quarter compared with the 2003 second quarter. This increase was primarily due to higher realized copper prices (approximately $286 million), higher copper sales volumes (approximately $67 million) and higher copper rod sales (approximately $10 million).

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $743.7 million, or 80 percent, in the first six months of 2004 compared with the corresponding 2003 period. This increase was primarily due to higher realized copper prices (approximately $589 million), higher copper sales volumes (approximately $138 million) and higher copper rod sales (approximately $14 million).

     South American Mines Segments – Sales

     South American Mines sales and other operating revenues to unaffiliated customers increased $121.4 million, or 123 percent, in the 2004 second quarter compared with the 2003 second quarter. This increase was primarily due to higher realized copper prices (approximately $56 million) and the impact of fully consolidating El Abra and Candelaria (approximately $66 million); partially offset by lower sales volumes of copper (approximately $3 million).

     South American Mines sales and other operating revenues to unaffiliated customers increased $222.9 million, or 112 percent, in the first six months of 2004 compared with the corresponding 2003 period. This increase was primarily due to higher realized copper prices (approximately $120 million) and the impact of fully consolidating El Abra and Candelaria (approximately $132 million); partially offset by lower sales volumes of copper (approximately $29 million).

     Primary Molybdenum Segment – Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $131.7 million, or 141 percent, in the 2004 second quarter compared with the 2003 second quarter. This increase primarily was due to higher average molybdenum realizations (approximately $111 million) and higher sales volumes of molybdenum (approximately $19 million).

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $205.8 million, or 122 percent, in the first six months of 2004 compared with the corresponding 2003 period. This increase primarily was due to higher average molybdenum realizations (approximately $170 million) and higher sales volumes of molybdenum (approximately $35 million).

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

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
U.S. Mining Operations*	$167.9	(2.0)
South American Mines**	139.0	27.4
Primary Molybdenum	29.8	0.4

Total PDMC	$336.7	25.8

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
U.S. Mining Operations*	$301.3	(2.6)
South American Mines**	320.2	63.6
Primary Molybdenum	45.4	0.5

Total PDMC	$666.9	61.5

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mining Operations – Operating Income (Loss)

     U.S. Mining Operations reported operating income of $167.9 million in the 2004 second quarter including $2.8 million of special, net pre-tax losses, compared with an operating loss of $2.0 million in the 2003 second quarter including $0.5 million of special, net pre-tax losses.

     U.S. Mining Operations reported operating income of $301.3 million for the first six months of 2004 including $2.8 million of special, net pre-tax losses, compared with an operating loss of $2.6 million in the corresponding 2003 period including $0.5 million of special, net pre-tax losses. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Morenci Segment – Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting. Operating income of $86.5 million in the 2004 second quarter increased $81.6 million compared with the 2003 second quarter primarily due to higher average copper prices (approximately $83 million).

     Operating income of $164.4 million for the first six months of 2004 increased $147.1 million compared with the corresponding 2003 period primarily due to higher average copper prices (approximately $159 million); partially offset by higher management fees (approximately $10 million) and insurance claims (approximately $2 million).

     Bagdad/Sierrita Segment – Operating Income

     Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates and copper cathodes. The 2004 second quarter operating income of $91.4 million increased $73.1 million compared with the 2003 second quarter primarily due to higher average copper prices (approximately $38 million) and lower cost of copper production (approximately $40 million); offset by lower sales volumes (approximately $5 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $61 million) and the impact of changes in inventory (approximately $9 million); partially offset by higher mining and milling costs (approximately $22 million), including the impact of slope slippage at Bagdad and energy costs (approximately $4 million) primarily due to the ramp-up of operations in 2004 and an unfavorable change in heap leach and work-in-process inventories (approximately $1 million).

     Operating income of $146.3 million for the first six months of 2004 increased $121.3 million compared with the corresponding 2003 period primarily due to higher average copper prices (approximately $80 million) and lower cost of copper production (approximately $44 million); offset by lower sales volumes (approximately $2 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $88 million); partially offset by higher mining and milling costs (approximately $39 million) and energy costs (approximately $8 million) primarily due to the ramp-up of operations in 2004.

     During the 2004 second quarter, the Sierrita operation entered into a new lease of property upon which its electrowinning tankhouse facility is located. The prior lease had expired during the 2003 fourth quarter.

     Miami/Bisbee Segment – Operating Loss

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. The Bisbee precipitation operation is located in southern Arizona. The 2004 second quarter operating loss of $3.1 million was comparable with the 2003 second quarter. Higher average copper prices (approximately $1 million) and lower cost of copper production (approximately $1 million) were offset by lower sales volumes (approximately $2 million).

     An operating loss of $3.8 million for the first six months of 2004 was comparable with the corresponding 2003 period. Higher average copper prices (approximately $4 million) were offset by lower sales volumes (approximately $4 million).

     Chino/Cobre Segment – Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores and produces electrowon copper cathode and copper concentrates. On December 19, 2003, we completed the acquisition of Heisei’s one-third partnership interest in Chino Mines Company, which is now wholly owned by subsidiaries of Phelps Dodge. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Our wholly owned Cobre mine, which is adjacent to the Chino mine, is on care-and-maintenance status, with the exception of limited mining activities. The 2004 second quarter operating income of $10.0 million increased $12.8 million compared with the 2003 second quarter primarily due to higher average copper prices and the effect of increased sales volumes (approximately $11 million) and lower cost of copper production (approximately $2 million). Lower cost of copper production included higher grade and recovery (approximately $21 million), lower depreciation (approximately $5 million) and a favorable change in heap-leach and work-in-process inventories (approximately $1 million); partially offset by higher operating costs (approximately $20 million) and energy costs (approximately $5 million) primarily due to increased production.

     Operating income of $25.0 million for the first six months of 2004 increased $29.9 million compared with the corresponding 2003 period primarily due to higher average copper prices and the effect of increased sales volumes (approximately $26 million) and lower cost of copper production (approximately $4 million). Lower cost of copper production included higher grade and recovery (approximately $27 million), lower depreciation (approximately $8 million) and a favorable change in heap-leach and work-in-process inventories (approximately $6 million); partially offset by higher operating costs (approximately $28 million) and energy costs (approximately $9 million) primarily due to increased production.

     Tyrone Segment – Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, mines leachable copper ore and it produces electrowon copper cathode. The 2004 second quarter operating income of $6.6 million increased $11.1 million compared with the 2003 second quarter due to higher average copper prices and the effect of decreased sales volumes (approximately $11 million) and lower cost of copper production (approximately $2 million); partially offset by a special pre-tax charge for environmental provisions ($1.8 million). Lower cost of copper production included lower costs associated with mine plan changes and lower production (approximately $6 million) and a favorable change in heap leach and work-in-process inventories (approximately $2 million); partially offset by lower grade and recovery (approximately $6 million).

     Operating income of $9.0 million in the first six months of 2004 increased $17.9 million compared with the corresponding 2003 period due to higher average copper prices and the effect of decreased sales volumes (approximately $23 million); partially offset by higher cost of copper production (approximately $3 million) and a special pre-tax charge for environmental provisions ($1.8 million). Higher cost of copper production included lower production due to lower grade and recovery (approximately $14 million) and higher depreciation and closure/accretion costs (approximately $3 million); partially offset by lower costs associated with mine plan changes and lower production (approximately $8 million), a favorable change in heap leach and work-in-process inventories (approximately $4 million) and lower energy costs (approximately $2 million).

South American Mines – Operating Income

     South American Mines reported operating income in the 2004 second quarter of $139.0 million, compared with operating income of $27.4 million in the 2003 second quarter.

     South American Mines reported operating income of $320.2 million for the first six months of 2004, compared with operating income of $63.6 million for the first six months of 2003. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Candelaria/Ojos del Salado Segment – Operating Income

     The Candelaria open-pit mine is located near Copiapó in northern Chile and produces copper concentrates. The segment also includes the wholly owned, nearby Ojos del Salado underground mines that produce concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and show the minority interest) as of January 1, 2004. Prior to that date, we applied the proportional consolidation method of accounting. Operating income of $49.3 million in the 2004 second quarter increased $35.7 million compared with the 2003 second quarter primarily due to higher average copper prices (approximately $40 million) and higher copper sales volumes (approximately $5 million); partially offset by higher cost of copper production (approximately $8 million) and operator fees (approximately $2 million). Higher cost of copper production included higher mine operating costs due to increased production (approximately $10 million) and higher downstream charges (approximately $3 million); partially offset by higher gold and silver credits resulting from higher prices (approximately $4 million).

     Operating income of $118.1 million for the first six months of 2004 increased $81.4 million compared with the corresponding 2003 period primarily due to higher average copper prices (approximately $94 million) and higher copper sales volumes (approximately $9 million); partially offset by higher cost of copper production (approximately $21 million) and operator fees (approximately $2 million). Higher cost of copper production included higher mine operating costs due to increased production (approximately $17 million), higher downstream charges (approximately $6 million) and lower copper ore grade and recovery (approximately $3 million); partially offset by higher gold and silver credits resulting from higher prices (approximately $5 million).

     Cerro Verde Segment – Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathode. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate (and show the minority interest). The 2004 second quarter operating income of $25.1 million increased $16.5 million from the 2003 second quarter due to higher average copper prices (approximately $23 million); partially offset by higher cost of copper production (approximately $7 million). Higher cost of copper production included higher operating costs (approximately $5 million) and higher depreciation (approximately $1 million).

     Operating income of $62.9 million for the first six months of 2004 increased $46.8 million from the corresponding 2003 period primarily due to higher average copper prices (approximately $53 million); partially offset by higher cost of copper production (approximately $6 million). Higher cost of copper production included higher operating costs (approximately $6 million) and higher depreciation (approximately $2 million); partially offset by a favorable change in work-in-process inventories (approximately $2 million).

     El Abra Segment – Operating Income

     The El Abra open-pit mine is located in northern Chile and produces copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and the remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. We fully consolidate El Abra (and show the minority interest) as of January 1, 2004. Prior to this date we applied the proportional consolidation method of accounting. The 2004 second quarter operating income of $64.6 million increased $59.4 million from the 2003 second quarter primarily due to higher average copper prices (approximately $62 million) and higher copper sales volumes (approximately $4 million); partially offset by higher cost of copper production (approximately $8 million). Higher cost of copper production included an unfavorable change in heap-leach and work-in-process inventories (approximately $5 million), higher operating costs (approximately $2 million), lower ore grade (approximately $2 million) and the impact of full consolidation (approximately $1 million); partially offset by lower depreciation (approximately $2 million).

     Operating income of $139.2 million for the first six months of 2004 increased $128.4 million from the corresponding 2003 period primarily due to higher average copper prices (approximately $139 million) and higher copper sales volumes (approximately $11 million); partially offset by higher cost of copper production (approximately $24 million). Higher cost of copper production included an unfavorable change in heap-leach and work-in-process inventories (approximately $22 million) and higher operating costs (approximately $10 million); partially offset by higher ore grade (approximately $2 million), lower depreciation (approximately $4 million) and the impact of full consolidation (approximately $1 million).

Primary Molybdenum – Operating Income

     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products. The Climax mine is currently on care-and-maintenance status. We expect to bring it into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business.

     Primary Molybdenum operations reported operating income in the 2004 second quarter of $29.8 million, compared with operating income of $0.4 million in the second quarter of 2003. The 2004 second quarter increase of $29.4 million primarily was due to higher average molybdenum prices (approximately $111 million), higher sales volumes (approximately $19 million) and lower shutdown expenses (approximately $3 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $94 million) and higher production costs (approximately $9 million). Higher production costs resulted from increased volumes and included higher freight and warehousing costs (approximately $3 million), labor and maintenance costs (approximately $3 million), conversion costs (approximately $1 million) and depreciation (approximately $1 million).

     Primary Molybdenum operations reported operating income of $45.4 million for the first six months of 2004, compared with operating income of $0.5 million for the corresponding 2003 period. The increase of $44.9 million primarily was due to higher average molybdenum prices (approximately $170 million), higher sales volumes (approximately $35 million) and lower shutdown expenses (approximately $3 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $147 million) and higher production costs (approximately $16 million). Higher production costs resulted from increased volumes and included higher labor and maintenance costs (approximately $5 million), conversion costs (approximately $4 million), freight and warehousing costs (approximately $3 million), energy costs (approximately $2 million) and depreciation (approximately $2 million).

     Manufacturing and Sales Segment – Operating Income

     Manufacturing and Sales reported operating income of $8.9 million in the 2004 second quarter, compared with operating income of $6.5 million in the 2003 second quarter. The 2004 second quarter increase of $2.4 million compared with the 2003 second quarter primarily was due to higher rod sales (approximately $4 million) and operating expenses (approximately $1 million); offset by lower smelter production (approximately $3 million).

     Manufacturing and Sales reported operating income of $12.7 million for the first six months of 2004, compared with operating income of $15.0 million for the first six months of 2003. The 2004 decrease of $2.3 million primarily was due to lower smelter production (approximately $5 million) and higher refinery operating expenses (approximately $2 million); offset by higher rod sales (approximately $5 million).

     Other Mining Segment – Operating Loss

     Other Mining reported an operating loss of $32.4 million in the 2004 second quarter, compared with an operating loss of $21.3 million in the 2003 second quarter. The 2004 second quarter increase in operating loss of $11.1 million compared with the 2003 second quarter primarily was due to higher incentive compensation (approximately $3 million), exploration expense (approximately $3 million), profit sharing cost (approximately $3 million) and project expenses at Tohono (approximately $2 million).

     Other Mining reported an operating loss of $52.3 million for the first six months of 2004, compared with an operating loss of $42.3 million for the first six months of 2003. The increase in operating loss of $10.0 million primarily was due to higher incentive compensation (approximately $8 million), exploration expense (approximately $7 million) and profit sharing cost (approximately $5 million); offset by higher management fees paid by Morenci (approximately $10 million).

     PDMC – Other Matters

     On July 2, 2004, the U.S. Bureau of Land Management issued its Record of Decision supporting a land exchange with Phelps Dodge. This was a critical milestone in developing a proposed copper mining operation near Safford, Arizona.

     In January 2004, we decided to resume production at certain of our previously curtailed properties. This decision was based on the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance. The planned and actual production ramp-ups and timing are as follows:

•	Our Sierrita and Bagdad mines in Arizona began increasing production in January 2004. Bagdad produced at capacity in the 2004 second quarter and Sierrita is expected to be at capacity in the 2004 fourth quarter.

•	Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumes full mine-for-leach operations. The Chino milling operation is expected to increase to approximately 80 percent of capacity in the 2004 third quarter, which will better balance our concentrate and acid production in the southwest.

•	Our Ojos del Salado mine in Chile, which has been curtailed since 1998, resumed underground mining and milling operations during the 2004 second quarter.

•	Our Miami smelter in Arizona resumed operating at full capacity in the 2004 second quarter.

     These recommencements, in conjunction with the acquisition of the one-third share of Chino in December 2003, will increase our copper production by approximately 240 million pounds in 2004 and approximately 370 million pounds in 2005, as compared with 2003 production. This will bring our pro-rata share of production to 2.3 billion pounds (2.8 billion pounds on a 100 percent basis) and 2.5 billion pounds (3.0 billion pounds on a 100 percent basis), respectively. Additionally, capital expenditures will increase by approximately $25 million as a result of the ramp-up in production. Annual copper capacity, excluding Morenci, that will remain curtailed after these recommencements is approximately 200 million to 250 million pounds (both our share and 100 percent basis).

     Even though we remain very optimistic about the copper upturn, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market swings.

     Any material change in the price we receive for copper, or in PDMC’s implied unit cost of copper production, has a significant effect on our results. Based on our pro-rata share of expected 2004 annual copper production, each 1 cent per pound change in the average annual copper price, or in average annual implied unit cost of copper production, causes a variation in annual net income of approximately $18 million, or 19 cents per common share.

     Our current annual molybdenum production is approximately 58 million pounds (approximately 27 million pounds from primary mines and 31 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $41 million (subject to any negotiated limitations in outstanding customer agreements).

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future mine production. We do this to limit the effects of potential decreases in copper selling prices. We did not have any outstanding copper price protection contracts at June 30, 2004.

Significant New Mexico Environmental and Reclamation Programs

     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each is subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required Chino, Tyrone, Cobre and Hidalgo to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act) and the Mining Act Rules, which are administered by the Mining and Minerals Division (MMD) of the Energy, Minerals and Natural Resources Department. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

     Financial assurance is required to ensure that funding will be available to perform both the closure plans and the closeout plans if the operator is not able to perform the work required by the plans. The amount of the financial assurance is based upon the estimated cost for a third party to complete the work specified in the plans, including any long-term operation and maintenance, such as operation of water treatment systems. NMED and MMD calculate the required amount of financial assurance based upon a “net present value” (NPV) method, based upon approved discount and escalation rates, when the closure plan and/or closeout plan require performance over a long period of time.

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

     Refer to Note 6, Contingencies, to our unaudited June 30, 2004, Consolidated Financial

Information for additional information on significant New Mexico Environmental and Reclamation Programs.

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

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$165.2	166.1
Wire and Cable	231.2	154.5

	$396.4	320.6

Operating income:
Specialty Chemicals	$15.9	15.0
Wire and Cable	6.3	3.5

	$22.2	18.5

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$329.1	328.2
Wire and Cable	449.8	315.4

	$778.9	643.6

Operating income:
Specialty Chemicals	$27.1	29.1
Wire and Cable	8.6	6.9

	$35.7	36.0

PDI – Sales

     PDI reported sales to unaffiliated customers of $396.4 million in the 2004 second quarter, compared with sales of $320.6 million in the 2003 second quarter. The increase of $75.8 million was due to higher Wire and Cable sales that increased $76.7 million, or 50 percent, primarily as a result of increased demand and metal prices for energy cables and building wire in the international markets (approximately $49 million), higher magnet wire sales in North America (approximately $22 million) primarily due to higher copper prices, and increased sales of specialty conductors in North America due to higher sales volumes and higher metal prices (approximately $6 million). Higher metal prices impacting revenues generally reflect wire and cable’s higher purchase cost of such metals. Specialty Chemicals 2004 second quarter sales of $165.2 million remained essentially unchanged from the 2003 second quarter.

     PDI reported sales to unaffiliated customers of $778.9 million for the first six months of 2004, compared with sales of $643.6 million in the corresponding 2003 period. The increase of $135.3 million was due to higher Wire and Cable sales that increased $134.4 million, or 43 percent, primarily as a result of increased demand and metal prices for energy cables and building wire in the international markets (approximately $83 million), higher magnet wire sales in North America (approximately $40 million) primarily due to higher copper prices and increased sales of specialty metal products in North America primarily due to higher metal prices and higher volumes (approximately $12 million). Specialty Chemicals 2004 first six months sales of $329.1 million remained essentially unchanged from the first six months of 2003.

     PDI – Operating Income

     PDI reported operating income of $22.2 million in the 2004 second quarter, including a special, net pre-tax charge of $2.5 million, compared with operating income of $18.5 million in the 2003 second quarter.

     PDI reported operating income of $35.7 million for the first six months of 2004, including a special, net pre-tax charge of $4.3 million, compared with operating income of $36.0 million for the first six months of 2003, including a special, net pre-tax gain of $3.2 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

     The following tables summarize PDI’s special items and provisions for the second quarter and six month periods ended June 30, 2004 and 2003 and the resultant earnings excluding these special items and provisions:

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Operating income	$22.2	18.5
Special, pre-tax items and provisions	(2.5)	—

Segment operating earnings excluding special items and provisions	$24.7	18.5

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Operating income	$35.7	36.0
Special, pre-tax items and provisions	(4.3)	3.2

Segment operating earnings excluding special items and provisions	$40.0	32.8

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Special items and provisions in operating income were as follows:

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Restructuring program	$(1.9)	—
Hopkinsville asset impairment	(0.6)	—

	$(2.5)	—

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Restructuring program	$(3.6)	—
Environmental provisions, net	(0.1)	—
Hopkinsville asset impairment	(0.6)	—
Termination of a foreign postretirement benefit plan	—	3.2

	$(4.3)	3.2

     Specialty Chemicals – Operating Income

     Specialty Chemicals reported operating income of $15.9 million in the 2004 second quarter, compared with operating income of $15.0 million in the 2003 second quarter. The 2004 second quarter increase in operating income of $0.9 million was primarily due to improved variable margins (approximately $8 million) driven by improved volumes in North America, and by favorable exchange rates and lower feedstock costs in Europe, South America and Asia; partially offset by higher expenses (approximately $7 million) primarily associated with the unfavorable impact of stronger foreign exchange rates, higher maintenance and repair costs, higher administrative costs, and expense associated with the blockage of a feedstock supply pipeline in the United Kingdom.

     Specialty Chemicals reported operating income of $27.1 million for the first six months of 2004, compared with operating income of $29.1 million for the first six months of 2003, including a special, net pre-tax gain of $3.2 million. Excluding special items, the 2004 increase in operating income of $1.2 million was primarily due to improved variable margins (approximately $17 million) driven by favorable foreign exchange rates and lower feedstock costs in North America, Europe and South America; partially offset by higher expenses (approximately $16 million) primarily associated with the unfavorable impact of stronger foreign exchange rates, higher depreciation expense, higher maintenance and repair costs, higher administrative costs, expense associated with the blockage of a feedstock supply pipeline in the United Kingdom and production delays in Korea caused by a boiler failure at a local co-generation facility.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ special items for the first six months of 2004 and 2003 and the resultant earnings excluding these special items (Note: There were no special items and provisions for Specialty Chemicals in the 2004 and 2003 second quarters):

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Special, pre-tax items and provisions	$—	3.2
Segment operating earnings excluding special items and provisions	$27.1	25.9

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     Wire and Cable - Operating Income

     Wire and Cable reported operating income in the 2004 second quarter of $6.3 million, including a special, net pre-tax charge of $2.5 million, compared with operating income of $3.5 million in the 2003 second quarter. Excluding special items, the increase in operating income of $5.3 million primarily was due to improved margins in the international markets associated with higher sales volumes (approximately $6 million); partially offset by lower magnet wire margins due to competitive pricing pressures ($1 million).

     Wire and Cable reported operating income of $8.6 million for the first six months of 2004, including a special, net pre-tax charge of $4.3 million, compared with operating income of $6.9 million for the first six months of 2003. Excluding special items, the increase in operating income of $6.0 million primarily was due to higher sales volumes primarily resulting from increased demand in the international markets (approximately $9 million); partially offset by higher variable operating costs (approximately $2 million) and higher administrative expenses (approximately $1 million).

Note: Supplemental Data

     The following tables summarize Wire and Cable’s special items and provisions for the second quarter and six month periods ended June 30, 2004 and 2003 and the resultant earnings excluding these special items:

(Unaudited; $ in millions)

	Second Quarter
	2004	2003
Special, pre-tax items and provisions	$(2.5)	—
Segment operating earnings excluding special items and provisions	$8.8	3.5

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2004	2003
Special, pre-tax items and provisions	$(4.3)	—
Segment operating earnings excluding special items and provisions	$12.9	6.9

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Cost of Products Sold

     Cost of products sold increased $346.6 million in the 2004 second quarter compared with the 2003 second quarter due to higher purchased cathode and concentrate (approximately $208 million) due to higher copper prices and volumes, higher costs of molybdenum purchased from third parties (approximately $43 million), an increase in production costs (approximately $38 million) due primarily to increased production volumes (including the impact of the full consolidation of Candelaria and El Abra), and higher wire and cable third-party raw material purchases (approximately $47 million).

     Cost of products sold increased $637.7 million for the first six months of 2004 compared with the corresponding 2003 period. The increase was attributable to higher purchased cathode and concentrate (approximately $387 million) due to higher copper prices and volumes, higher costs of molybdenum purchased from third parties (approximately $73 million), an increase in production costs (approximately $96 million) due primarily to increased production volumes (including the impact of the full consolidation of Candelaria and El Abra), and higher wire and cable third party raw material purchases and sales volumes (approximately $77 million).

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization expense was $124.4 million in the 2004 second quarter, compared with $107.2 million in the 2003 second quarter. The increase of $17.2 million was due to a net production increase at PDMC primarily associated with the full consolidation of Candelaria and El Abra (approximately $19 million).

     Depreciation, depletion and amortization expense was $249.3 million for the first six months of 2004, compared with $208.8 million for the first six months of 2003. The increase of $40.5 million was due to a net production increase at PDMC primarily associated with the full consolidation of Candelaria and El Abra (approximately $38 million).

     Selling and General Administrative Expense

     Our selling and general administrative expense decreased $1.6 million in the 2004 second quarter compared with the 2003 second quarter. The decrease primarily resulted from employee benefits mostly associated with mark-to-market adjustments for stock unit plans (approximately $3 million) and lower legal and professional fees (approximately $2 million); partially offset by higher restricted stock amortization associated with issuance of additional shares (approximately $1 million), directors and officers liability insurance premiums (approximately $1 million) and deferred profit sharing (approximately $1 million).

     Our selling and general administrative expense increased $4.2 million for the first six months of 2004 compared with the corresponding 2003 period. The increase primarily resulted from an increase in higher restricted stock amortization associated with issuance of additional shares (approximately $2 million), higher directors and officers liability insurance premiums (approximately $1 million) and higher expenses associated with sub-leases at vacated offices (approximately $1 million).

     Exploration and Research Expense

     Our net exploration and research expense was $15.5 million in the 2004 second quarter, compared with $12.9 million in the 2003 second quarter. The increase primarily resulted from higher PDMC exploration expense at Candelaria and Safford (approximately $3 million).

     Our net exploration and research expense was $29.1 million for the first six months of 2004, compared with $22.5 million for the first six months of 2003. The increase primarily resulted from higher PDMC exploration expense at Candelaria and Safford (approximately $7 million).

     Interest Expense

     Interest expense decreased $4.7 million in the 2004 second quarter compared with the 2003 second quarter. The decrease was primarily attributable to reductions related to the payoff of long-term debt (approximately $9 million); partially offset by the increase attributable to the impact of fully consolidating El Abra and Candelaria (approximately $2 million) and higher effective interest rates for certain notes primarily resulting from the unwinding of certain interest rate swaps in 2003 (approximately $2 million).

     Interest expense decreased $1.7 million for the first six months of 2004 compared with the corresponding 2003 period. The decrease was primarily attributable to reductions related to the payoff of long-term debt (approximately $11 million); partially offset by the increase attributable to the impact of fully consolidating El Abra and Candelaria (approximately $4 million), higher effective interest rates for certain notes primarily resulting from the unwinding of certain interest rate swaps in 2003 (approximately $2 million) and interest associated with the Texas franchise tax matter and prior year tax returns (approximately $2 million).

     Early Debt Extinguishment Costs

     In June 2004, the Company completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of approximately $166 million resulted in a 2004 second quarter pre-tax loss of $15.2 million for early debt extinguishment costs, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt repayment had no impact on the full consolidation of

Candelaria as it continues to meet the criteria of a variable interest entity and Phelps Dodge remains the primary beneficiary of this entity.

     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023 with a book value of approximately $149 million for a total of $152.7 million, plus accrued interest. This resulted in a 2004 first quarter pre-tax loss of $3.9 million for early debt extinguishment costs, including certain book adjustments of $1.1 million.

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

     Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net, decreased $11.0 million in the 2004 second quarter compared with the 2003 second quarter. The decrease resulted primarily from a cost-basis investment write-down ($6.4 million), the absence of 2003 second quarter gain on the sale of a cost-basis wire and cable investment ($6.4 million), lower mark-to-market benefits on non-qualified pension plan assets ($2.3 million) and the Chino and Tyrone financial assurance trusts ($1.6 million); partially offset by higher dividend income ($5.4 million).

     Miscellaneous income and expense, net, decreased $9.7 million for the first six months of 2004 compared with the corresponding 2003 period. The decrease resulted primarily from cost-basis investment write-downs ($10.0 million), the absence of 2003 second quarter gain on the sale of a cost-basis wire and cable investment ($6.4 million), higher foreign currency exchange losses ($1.9 million) and lower mark-to-market benefits on non-qualified pension plan assets ($0.8 million); partially offset by higher dividend income ($6.7 million), lower shutdown expenses ($2.1 million) and higher interest income primarily due to higher cash balances ($0.6 million).

     Provision for Taxes on Income

     The Company’s income tax provision for the 2004 second quarter principally resulted from (i) taxes on earnings at international operations ($18.9 million) including benefits from the release of valuation allowances ($21.3 million), (ii) taxes on earnings at U.S. operations ($12.8 million) including benefits from the release of valuation allowances ($41.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million). The release of both the domestic and international valuation allowances reflects net operating losses (NOLs) and other tax credits that are expected to be utilized in the current year. Due to the continued economic weakness in the Brazilian wire and cable markets, we reassessed the recoverability of deferred tax assets associated with our Brazilian wire and cable operations and determined that recoverability was not likely and established a related valuation allowance.

     The Company’s income tax provision for the six months ended June 30, 2004, principally resulted from (i) taxes on earnings at international operations ($55.8 million) including benefits from the release of valuation allowances ($45.8 million), (ii) taxes on earnings at U.S. operations ($12.9 million) including benefits from the release of valuation allowances ($66.2 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million). The release of both the domestic and international valuation allowances reflects NOLs and other tax credits that are expected to be utilized.

     The Company’s income tax provision for the 2003 second quarter principally resulted from (i) taxes on earnings at international operations ($12.2 million) that could not be offset by losses at domestic operations, and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million). The Company’s income tax provision for the six months ended June 30, 2003, primarily comprised the following: (i) taxes on earnings at international operations ($26.3 million) that could not be offset by losses at domestic operations, and (ii) a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million).

     Minority Interests in Consolidated Subsidiaries

     Minority interests were $42.0 million and $1.9 million in the second quarters of 2004 and 2003, respectively, and $105.6 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. Prior to January 1, 2004, the El Abra and Candelaria mines were accounted for on a proportional consolidation basis. Effective January 1, 2004, both mines are fully consolidated and the respective partners interest are reflected as minority interests.

     Cumulative Effect of Accounting Change

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a cumulative effect gain of $8.4 million, net of deferred income taxes. For the quarter and six months ended June 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by approximately $8 million, or 9 cents per common share, and $11 million, or 12 cents per common share, respectively.

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

     Working Capital

     During the first six months of 2004, net working capital balances (excluding cash and cash equivalents and debt) increased $97.7 million. This increase resulted primarily from:

•	a $169.7 million increase in accounts receivable primarily due to higher copper prices (approximately $71 million), the impact of fully consolidating El Abra and Candelaria (approximately $34 million), higher molybdenum sales volumes and prices (approximately $48 million), higher Specialty Chemicals sales volumes (approximately $11 million) and higher Wire and Cable sales volumes (approximately $35 million); partially offset by timing of collections (approximately $17 million) and the impact of a reduction in the forward curve price on provisionally priced copper sales (approximately $15 million);

•	a $34.8 million increase in inventories primarily due to higher purchases at Wire and Cable resulting from increased sales volumes (approximately $32 million);

•	a $23.7 million increase in supplies primarily due to fully consolidating El Abra and Candelaria (increase of approximately $18 million) and increased production associated with the ramp-up of operations (approximately $4 million);

•	a $21.4 million increase in prepaid expenses and other current assets primarily due to the timing of payments for consolidated risk insurance (approximately $10 million), fair value adjustments associated with hedges (approximately $7 million) and the timing of major maintenance activities (approximately $4 million) at our Miami copper smelter (the cost of such activities is deferred and charged to operations during the subsequent periods benefited);

•	a $127.9 million increase in accounts payable and accrued expenses primarily due to higher cathode and concentrate purchases (approximately $59 million), an increase in closure accrual costs (approximately $20 million) primarily resulting from the reclassification of the current portion, the timing of payments (approximately $18 million), the impact of fully consolidating El Abra and Candelaria (approximately $13 million), higher molybdenum third-party concentrate purchases (approximately $7 million) and current year minority dividends at Candelaria (approximately $5 million); and

•	a $23.4 million increase in dividends payable due to reinstatement of dividends on common shares.

     Cash and Cash Equivalents

     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or loan cash to other international operations. At June 30, 2004, approximately 44 percent of the Company’s $830.8 million of cash was held at international operations. It is likely that a significant portion of that cash will be used to redeem debt at El Abra, fund international growth opportunities, and pay dividends to the Corporation from time to time. Should the current favorable copper price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.

     Debt

     At June 30, 2004, our total debt was $1,638.4 million, compared with $1,871.6 million at March 31, 2004, and $1,959.0 million at year-end 2003. A $320.6 million net decrease in total debt from December 31, 2003, included the recognition of $188.6 million of debt due to the full consolidation of El Abra and Candelaria. Our ratio of debt to total capitalization was 28.7 percent at June 30, 2004, compared with 33.0 percent at March 31, 2004, and 38.5 percent at December 31, 2003.

     In June 2004, the Company completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment resulted in the retirement of long-term debt with a book value of approximately $166 million. A special, pre-tax charge of $15.2 million before minority interest ($10.1 million after-tax and net of minority interest impact) was recorded in the 2004 second quarter primarily reflecting the unwinding of interest rate swaps.

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

     The debt transactions in the first half of 2004, described above, including repayment costs and Candelaria’s scheduled 2004 second quarter payment, resulted in a net $510 million use of cash. The Company estimates a net reduction in annual interest payments of approximately $32 million before taxes.

     We continue working to reduce outstanding debt in order to reach our internal target of a 25 percent ratio of debt to capitalization. We are assessing the potential prepayment of a significant portion of El Abra’s senior debt as well as certain long-term tax-exempt bonds that are redeemable at slight premiums to par values ($81 million due in 2009 and $90 million due in 2013) in the second half of the year, depending on copper prices.

     A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 bil-

lion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 25 basis points (0.25 percent)) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments, there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 87.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005. At June 30, 2004, there was a total of $73.2 million of letters of credit issued under the new revolver. There we no revolving credit borrowings during the quarter. Total availability under the revolving credit at June 30, 2004, amounted to approximately $1,027 million, of which approximately $227 million could be used for additional letters of credit.

     Intangible Assets, Net

     In April 2004, FASB issued FASB Staff Position (FSP) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets,” and EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” The FSP addressed the inconsistency regarding the classification of mineral rights between SFAS Nos. 141 and 142 and the Emerging Issues Task Force (EITF) Issue No. 04-02, removing certain mineral rights as examples of intangible assets in SFAS Nos. 141 and 142. As a result, approximately $413.8 million and $315.7 million associated with mineral rights primarily relating to our South American mining concessions were reclassified from intangible assets to property, plant and equipment, net as of June 30, 2004, and December 31, 2003, respectively. The reclassifications had no effect on total assets, total liabilities, shareholders’ equity or consolidated net income.

     Capital Expenditures and Investments

     Capital expenditures and investments for the first six months of 2004 were $66.5 million for PDMC, $19.7 million for PDI and $10.4 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2003 period were $37.0 million for PDMC, $16.4 million for PDI and $23.9 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2004 to approximate $325 million, comprising approximately $245 million for PDMC, approximately $65 million for PDI, and approximately $15 million for Corporate-related activities. The increase is primarily due to an increase in growth and technology capital and an increase in capital to ramp-up mining operations.

     Dividends

     On June 2, 2004, Phelps Dodge reinstated dividend payments on common shares by declaring a dividend of 25 cents per common share for the 2004 third quarter amounting to $23.4 million. The dividend is payable on September 3, 2004, to common shareholders of record at the close of business on August 13, 2004.

     For the first six months of 2004, Phelps Dodge has declared quarterly dividends of $3.375 per mandatory convertible preferred share amounting to $6.8 million.

     Contractual Obligations

     The following table summarizes Phelps Dodge’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. The following table, as of June 30, 2004, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2003 (Note: As of June 30, 2004, our take-or-pay contracts have increased approximately $43 million due to fully consolidating El Abra and Candelaria in accordance with FIN 46.):

Debt and Take-or-Pay Contracts as of June 30, 2004:

(Unaudited; $ in millions)

		Less Than
	Total	1 Year	1-3 Years
Short-term debt	$35.4	35.4	—
Long-term debt	1,603.0	207.7	351.4
Take-or-pay contracts	523.7	182.8	183.7

		After
	4-5 Years	5 Years
Short-term debt	$—	—
Long-term debt	83.7	960.2
Take-or-pay contracts	85.9	71.3

     Our take-or-pay contracts primarily include contracts for electricity (approximately $204 million), contracts for petroleum-based feedstock for conversion into carbon black (approximately $135 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso Refinery (approximately $47 million), transportation and port fee commitments (approximately $46 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra and Cerro Verde (approximately $35 million), contracts for natural gas (approximately $24 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $11 million). Approximately 81 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total approximately $35 million primarily for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of approximately $11 million over approximately 44 years.

     Guarantees

     Phelps Dodge Corporation as a guarantor is involved in providing financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 20, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion regarding our financial guarantee and indemnity obligations. As of June 30, 2004, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in connection with our guarantees that existed as of December 31, 2003. Additionally, there were no guarantees issued in the first six months of 2004 that had a material impact on our consolidated financial statements.

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

     For New Mexico, financial assurance may be provided in several forms, including third-party performance guarantees, collateral bonds, surety bonds, letters of credit and trust funds. Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for Chino and Tyrone and expects to provide a performance guarantee for a portion of Cobre’s financial assurance. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If the Company’s bond rating falls below investment-grade, unless a different financial soundness test is met, the New Mexico mining operations that have a performance guarantee for a portion of their financial assurance would be required to supply financial assurance in another form.

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

     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. The Peruvian Congress is in the process of amending certain clauses prior to issuing the final regulation. It is not clear whether the new royalty law will have an effect on current operations at Cerro Verde because of the existence of a contractual stability agreement with the Government.

     The Chilean government currently is considering proposed legislation that, under certain circumstances, would impose a royalty on mining revenues generated in Chile at some point in the future. Any potential impact on Phelps Dodge cannot be reasonably predicted at this time.

     A former Cyprus subsidiary, which Cyprus sold in 1998, received an adverse tax assessment. If that entity is unsuccessful in its appeals, Cyprus may be required to pay up to $13.5 million to a third party in respect of this assessment.

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

     Our diesel fuel price protection program began in North America in 2000 and expanded to our South American mining operations in 2003. At June 30, 2004, we had outstanding diesel fuel option contracts in place to hedge approximately 28 million gallons of diesel fuel through December 2004. As of June 30, 2003, our diesel fuel price protection program had 32 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of losses or gains on the underlying energy purchases.

     As of June 30, 2004, our natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge approximately 3.8 million decatherms of natural gas through December 2004. As of June 30, 2003, our natural gas price protection program had outstanding natural gas option contracts in place to hedge approximately 2.2 million decatherms of natural gas. Gains and losses on these hedge transactions were substantially offset by a similar amount of losses or gains on the underlying purchases.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in the Company’s market risk during the first six months of 2004. For additional information on market risk, refer to pages 39 through 41 and 71 through 74 of our report on Form 10-K for the year ended December 31, 2003.

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

     The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     I. Reference is made to paragraph V of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     The trial date for the contribution litigation between the members of the Pinal Creek Group and three other parties involved in the Pinal Creek site, has been vacated and is yet to be rescheduled. Also, the members of the Pinal Creek Group reached an agreement in principle to settle the state court action concerning the dissenting member’s contractual liability under the Pinal Creek Group agreement. Under the terms of the proposed settlement, the parties will use the allocation established in the federal contribution action (after any appeals are exhausted) as the final allocation formula.

     II. Reference is made to paragraph VIII of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     On June 10, 2004, the New Mexico Water Quality Control Commission (WQCC) issued a “Partial Final Decision and Order” upholding the decision of the New Mexico Environment Department (NMED) on Phelps Dodge Tyrone’s closure permit. Following NMED’s modification of one permit condition (as requested in WQCC’s order), the WQCC is expected to issue a final order affirming the permit. Tyrone has filed a Notice of Appeal of the Partial Final Decision and Order and intends to appeal WQCC’s final decision to the New Mexico Court of Appeals.

     III. Reference is made to paragraph XIII of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     In Technical Industries, Inc. v. Cabot Corporation et al., Columbian Chemicals Company and the other defendants have filed a motion to dismiss the consolidated amended complaint for failure to state a claim. The plaintiffs have filed a motion for class certification. Discovery is ongoing.

     In the class action filed in state court in North Carolina, the court granted the defendant’s motion to dismiss; that decision is being appealed.

     IV. Reference is made to paragraph IV of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     The Company and U.S. Environmental Protection Agency (EPA) reached a settlement of the issues raised in the Notice of Violations. The settlement agreement was embodied in a consent decree, which, along with a formal complaint, was lodged with the United States District Court for the District of Arizona on June 21, 2004, United States and State of Arizona v. Phelps Dodge Sierrita, Inc., No. CIV 04-312 TUC FRZ. Final entry of the decree can occur only after the close of a required public comment period. The state of Arizona joined in the complaint and consent decree, although it did not join in most of the allegations made by EPA. Without admitting any of the allegations, the Company agreed to pay a civil penalty totaling $1.4 million to be divided between the United States and the state of Arizona. The Company also agreed to undertake certain monitoring and permitting actions, including continuous emissions monitoring at the molybdenum roasting facility.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting was held on May 28, 2004. A total of 82,246,886 common shares, or approximately 88 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld
Election of Directors:
Marie L. Knowles	78,450,833	3,796,053
Jon C. Madonna	80,003,371	2,243,515
Gordon R. Parker	78,990,234	3,256,652
Robert D. Johnson	80,839,004	1,407,882

	For	Against	Abstain
Shareholder Proposal:
The Shareholders recommend to the Board of Directors of Phelps Dodge to cease making charitable contributions	1,412,233	66,431,403	5,219,620

     There were 9,183,629 broker non-votes included in the results of the shareholder proposal. There were no broker non-votes included in the results of the election of directors.

     The date of the 2005 annual meeting of shareholders was published in the 2004 Proxy Statement as May 27, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	During the quarter ended June 30, 2004, the Company filed the following Current Report on Form 8-K: (i) Current Report on Form 8-K bearing cover date of April 28, 2004, in which the Company reported under Item 12 that it had issued a press release announcing financial results for the three months ended March 31, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: July 27, 2004	By:	/s/ Stanton K. Rideout

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