Form 10-Q
period 2004-09-30
PHELPS DODGE CORP
filed 2004-10-28
CIK 78066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Number of Common Shares outstanding at October 27, 2004: 95,466,652 shares.

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item  1. Financial Statements

PHELPS DODGE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited; in millions except per share data)

			Nine Months Ended
	Third Quarter		September 30,
	2004	2003	2004	2003
	(see Note 4)		(see Note 4)
Sales and other operating revenues	$1,846.5	1,031.1	5,094.4	2,971.3

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,246.5	825.0	3,478.5	2,419.3
Depreciation, depletion and amortization	125.9	103.1	375.2	311.9
Selling and general administrative expense	42.0	34.6	114.7	103.1
Exploration and research expense	15.8	12.2	44.9	34.7
Special items and provisions, net (see Note 3)	11.1	9.4	6.4	9.6

	1,441.3	984.3	4,019.7	2,878.6

Operating income	405.2	46.8	1,074.7	92.7
Interest expense	(29.2)	(36.9)	(100.5)	(109.9)
Capitalized interest	0.3	0.2	0.6	0.4
Early debt extinguishment costs (see Note 11)	—	—	(37.6)	—
Miscellaneous income and expense, net	21.6	2.1	25.1	15.3

Income (loss) before taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of accounting change	397.9	12.2	962.3	(1.5)
Provision for taxes on income (see Note 8)	(62.2)	(12.0)	(109.1)	(33.9)
Minority interests in consolidated subsidiaries	(43.4)	(1.1)	(149.0)	(5.1)
Equity in net earnings of affiliated companies	0.6	0.6	1.0	1.6

Income (loss) before cumulative effect of accounting change	292.9	(0.3)	705.2	(38.9)
Cumulative effect of accounting change, net of tax of $(1.3) in 2003 (see Note 4)	—	—	—	8.4

Net income (loss)	292.9	(0.3)	705.2	(30.5)
Preferred stock dividends	(3.3)	(3.3)	(10.1)	(10.1)

Net income (loss) applicable to common shares	$289.6	(3.6)	695.1	(40.6)

Weighted average number of common shares outstanding – basic	93.8	88.7	92.8	88.6
Basic earnings (loss) per common share before cumulative effect of accounting change	$3.09	(0.04)	7.49	(0.55)
Cumulative effect of accounting change	—	—	—	0.09

Basic earnings (loss) per common share	$3.09	(0.04)	7.49	(0.46)

Weighted average number of common shares outstanding – diluted*	99.4	88.7	98.6	88.6
Diluted earnings (loss) per common share before cumulative effect of accounting change*	$2.95	(0.04)	7.15	(0.55)
Cumulative effect of accounting change	—	—	—	0.09

Diluted earnings (loss) per common share*	$2.95	(0.04)	7.15	(0.46)

*	Diluted earnings (loss) per common share would have been anti-dilutive for the quarter and nine months ended September 30, 2003, if based on fully diluted shares adjusted to reflect stock option exercises, unvested restricted stock and the conversion of mandatory convertible preferred shares to common shares.

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited; in millions except per share prices)

	September 30,	December 31,
	2004	2003
	(see Note 4)
Assets
Current assets:
Cash and cash equivalents	$1,269.2	683.8
Accounts receivable, less allowance for doubtful accounts (2004 - $14.9; 2003 - $10.1)	737.3	461.3
Mill and leach stockpiles	22.4	22.4
Inventories	395.5	379.7
Supplies	179.8	150.7
Prepaid expenses and other current assets	62.8	31.0
Deferred income taxes	59.6	61.1

Current assets	2,726.6	1,790.0
Investments and long-term receivables	102.9	150.3
Property, plant and equipment, net (see Note 13)	5,251.6	4,962.2
Long-term mill and leach stockpiles	127.6	89.2
Deferred income taxes	30.7	7.6
Goodwill	99.1	98.4
Intangible assets, net (see Note 13)	5.4	5.6
Other assets and deferred charges	198.0	169.6

	$8,541.9	7,272.9

Liabilities
Current liabilities:
Short-term debt	$35.8	50.5
Current portion of long-term debt	294.1	204.6
Accounts payable and accrued expenses	849.8	700.7
Dividends payable	3.3	3.4
Accrued income taxes	64.7	56.1

Current liabilities	1,247.7	1,015.3
Long-term debt	1,304.8	1,703.9
Deferred income taxes	461.7	410.2
Other liabilities and deferred credits	1,010.0	1,009.5

	4,024.2	4,138.9

Commitments and contingencies (see Notes 5, 6 and 8)
Minority interests in consolidated subsidiaries	501.2	70.2

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 95.3 outstanding in 2004 and 91.0 outstanding in 2003 after deducting 10.5 and 17.1 shares held in treasury in 2004 and 2003, respectively	595.9	568.5
Preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2004 and 2003	2.0	2.0
Capital in excess of par value	1,877.5	1,642.5
Retained earnings	1,926.1	1,254.6
Accumulated other comprehensive loss	(362.4)	(393.5)
Other	(22.6)	(10.3)

	4,016.5	3,063.8

	$8,541.9	7,272.9

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2004	2003
	(see Note 4)
Operating activities
Net income (loss)	$705.2	(30.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	375.2	311.9
Deferred income tax provision	6.5	3.9
Equity earnings, net of dividends received	2.2	—
Special items and provisions	7.8	3.2
Early debt extinguishment costs	37.6	—
Minority interests in consolidated subsidiaries	149.0	5.1
Cumulative effect of accounting change	—	(9.7)
Changes in current assets and liabilities:
Accounts receivable	(257.9)	(74.4)
Repayment from sale of accounts receivable	—	(4.5)
Mill and leach stockpiles	4.8	22.9
Inventories	(10.4)	27.5
Supplies	(11.8)	1.5
Prepaid expenses	(20.6)	(2.2)
Interest payable	16.4	29.0
Other accounts payable	134.3	15.9
Accrued income taxes	5.0	20.4
Other accrued expenses	(8.0)	(55.5)
Other operating, net	(23.2)	(19.3)

Net cash provided by operating activities	1,112.1	245.2

Investing activities
Capital outlays	(160.0)	(105.5)
Capitalized interest	(0.6)	(0.4)
Investment in subsidiaries	(0.2)	(0.8)
Proceeds from asset dispositions	18.9	15.1
Other investing, net	(0.6)	(4.2)

Net cash used in investing activities	(142.5)	(95.8)

Financing activities
Proceeds from issuance of debt	150.0	9.5
Payment of debt	(718.1)	(102.7)
Common dividends	(23.6)	—
Preferred dividends	(10.1)	(10.1)
Issuance of shares, net	254.0	8.6
Debt issue costs	(7.3)	—
Other financing, net	(57.4)	33.8

Net cash used in financing activities	(412.5)	(60.9)

Increase in cash and cash equivalents	557.1	88.5
Increase at beginning of 2004 from consolidating El Abra and Candelaria	28.3	—
Cash and cash equivalents at beginning of period	683.8	349.8

Cash and cash equivalents at end of period	$1,269.2	438.3

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
(Unaudited; $ in millions)

	Common Shares		Preferred Shares				Accumulated
					Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)	Other	Equity
Balance at December 31, 2003	91.0	$568.5	2.0	$2.0	$1,642.5	$1,254.6	$(393.5)	$(10.3)	$3,063.8
Stock options exercised	4.1	25.9			217.8				243.7
Restricted shares issued/cancelled, net	0.2	1.5			16.8			(12.3)	6.0
Directors stock compensation		0.1			1.1				1.2
Common shares purchased		(0.1)			(0.7)				(0.8)
Dividends on preferred shares						(10.1)			(10.1)
Dividends on common shares						(23.6)			(23.6)
Comprehensive income (loss):
Net income						705.2			705.2
Other comprehensive income, net of tax:
Translation adjustment							10.5		10.5
Net gain on derivative instruments							13.8		13.8
Other investment adjustments							0.2		0.2
Unrealized gain on securities							6.5		6.5
Minimum pension liability							0.1		0.1

Other comprehensive income							31.1		31.1

Comprehensive income									736.3

Balance at September 30, 2004	95.3	$595.9	2.0	$2.0	$1,877.5	$1,926.1	$(362.4)	$(22.6)	$4,016.5

See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
						Candelaria/
		Bagdad/	Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Salado*	Verde	El Abra*	Molybdenum
Third Quarter 2004
Sales and other operating revenues:
Unaffiliated customers	$—	5.7	—	0.1	—	130.4	31.8	88.6	267.1
Intersegment	238.5	270.0	9.7	75.5	29.2	41.8	35.2	58.0	—
Depreciation, depletion and amortization	19.5	10.2	1.4	4.6	3.0	12.3	8.1	29.4	7.7
Operating income (loss) before special items and provisions	100.5	139.6	(0.7)	16.9	8.7	77.2	32.5	63.3	17.3
Special items and provisions	(0.1)	—	(0.1)	(0.2)	(1.5)	—	—	—	—
Operating income (loss)	100.4	139.6	(0.8)	16.7	7.2	77.2	32.5	63.3	17.3
Minority interests in consolidated subsidiaries	—	—	—	—	—	(12.4)	(3.9)	(25.6)	—
Assets at September 30	944.0	742.5	104.8	431.1	176.4	807.6	524.0	1,143.4	826.3
Expenditures for segment assets	7.5	14.8	0.8	2.4	4.5	3.0	2.2	3.1	3.8

Third Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	—	—	40.6	10.5	31.3	101.0
Intersegment	150.0	119.8	7.9	10.6	21.9	35.2	29.0	22.5	—
Depreciation, depletion and amortization	18.4	8.1	2.0	2.1	3.2	10.3	7.2	17.6	5.6
Operating income (loss) before special items and provisions	20.9	23.7	(0.7)	(3.6)	(5.0)	22.4	10.6	7.7	(0.4)
Special items and provisions	(1.1)	—	—	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	19.8	23.7	(0.7)	(4.9)	(5.5)	22.4	10.6	7.7	(0.4)
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	0.6	—	—
Assets at September 30	1,028.6	743.0	120.3	300.9	156.3	665.6	421.0	536.8	788.7
Expenditures for segment assets	3.2	1.6	0.1	0.6	0.8	0.9	1.1	(0.9)	3.7

								Corporate,
	Manufac-		PDMC					Other &
	turing &	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals
Third Quarter 2004
Sales and other operating revenues:
Unaffiliated customers	$890.5	6.1	—	1,420.3	171.1	255.1	426.2	—	1,846.5
Intersegment	102.7	18.5	(824.6)	54.5	—	0.3	0.3	(54.8)	—
Depreciation, depletion and amortization	6.0	1.1	—	103.3	12.1	8.9	21.0	1.6	125.9
Operating income (loss) before special items and provisions	10.2	(34.2)	—	431.3	5.1	10.7	15.8	(30.8)	416.3
Special items and provisions	(3.1)	(2.9)	—	(7.9)	—	(3.3)	(3.3)	0.1	(11.1)
Operating income (loss)	7.1	(37.1)	—	423.4	5.1	7.4	12.5	(30.7)	405.2
Minority interests in consolidated subsidiaries	—	—	—	(41.9)	—	(1.5)	(1.5)	—	(43.4)
Assets at September 30	485.9	1,288.5	(1,381.1)	6,093.4	789.8	593.8	1,383.6	1,064.9	8,541.9
Expenditures for segment assets	2.1	5.1	(0.3)	49.0	8.9	5.2	14.1	0.5	63.6

Third Quarter 2003
Sales and other operating revenues:
Unaffiliated customers	$514.7	6.0	—	704.1	152.0	175.0	327.0	—	1,031.1
Intersegment	80.4	17.8	(463.5)	31.6	—	0.1	0.1	(31.7)	—
Depreciation, depletion and amortization	4.4	2.0	—	80.9	11.4	8.9	20.3	1.9	103.1
Operating income (loss) before special items and provisions	6.2	(17.2)	—	64.6	8.4	5.4	13.8	(22.2)	56.2
Special items and provisions	(0.1)	(2.0)	—	(5.0)	—	0.4	0.4	(4.8)	(9.4)
Operating income (loss)	6.1	(19.2)	—	59.6	8.4	5.8	14.2	(27.0)	46.8
Minority interests in consolidated subsidiaries	—	—	—	0.6	(0.3)	(1.4)	(1.7)	—	(1.1)
Assets at September 30	493.2	1,486.0	(1,607.1)	5,133.3	745.9	532.0	1,277.9	588.4	6,999.6
Expenditures for segment assets	3.2	1.6	—	15.9	7.6	3.6	11.2	1.9	29.0

*	Third quarter 2004 reflects full consolidation of El Abra and Candelaria; third quarter 2003 reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
						Candelaria/
		Bagdad/	Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Salado*	Verde	El Abra*	Molybdenum
Nine Months Ended September 30, 2004
Sales and other operating revenues:
Unaffiliated customers	$—	5.7	—	0.3	—	312.0	76.4	284.9	642.2
Intersegment	669.0	642.3	21.1	158.1	82.2	158.6	120.3	198.3	—
Depreciation, depletion and amortization	56.8	27.4	3.8	9.9	9.0	37.7	24.4	91.9	22.9
Operating income (loss) before special items and provisions	265.3	285.9	(4.5)	42.3	19.5	195.3	95.4	202.5	62.4
Special items and provisions	(0.5)	—	(0.1)	(0.6)	(3.3)	—	—	—	0.3
Operating income (loss)	264.8	285.9	(4.6)	41.7	16.2	195.3	95.4	202.5	62.7
Minority interests in consolidated subsidiaries	—	—	—	—	—	(28.6)	(11.8)	(105.2)	—
Assets at September 30	944.0	742.5	104.8	431.1	176.4	807.6	524.0	1,143.4	826.3
Expenditures for segment assets	14.5	26.7	1.0	8.5	6.7	13.3	4.0	5.7	9.9

Nine Months Ended September 30, 2003
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	0.2	—	159.8	29.4	92.8	270.3
Intersegment	424.3	334.6	26.1	28.4	70.5	65.8	84.6	64.3	—
Depreciation, depletion and amortization	57.4	23.2	5.4	6.1	10.0	30.8	21.8	49.2	18.5
Operating income (loss) before special items and provisions	38.2	48.7	(4.0)	(8.5)	(13.9)	59.1	26.7	18.5	0.1
Special items and provisions	(1.1)	—	(0.5)	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	37.1	48.7	(4.5)	(9.8)	(14.4)	59.1	26.7	18.5	0.1
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(1.8)	—	—
Cumulative effect of accounting change	3.6	2.6	(2.7)	(4.3)	2.7	—	0.9	(0.4)	1.4
Assets at September 30	1,028.6	743.0	120.3	300.9	156.3	665.6	421.0	536.8	788.7
Expenditures for segment assets	13.1	12.4	0.2	2.2	1.0	2.5	3.0	(0.2)	8.9

								Corporate,
	Manufac-		PDMC					Other &
	turing &	Other	Elimi-	PDMC	Specialty	Wire &	PDI	Elimi-
	Sales	Mining	nations	Subtotal	Chemicals	Cable	Subtotal	nations	Totals
Nine Months Ended September 30, 2004
Sales and other operating revenues:
Unaffiliated customers	$2,551.1	16.7	—	3,889.3	500.2	704.9	1,205.1	—	5,094.4
Intersegment	321.1	51.9	(2,258.3)	164.6	—	0.4	0.4	(165.0)	—
Depreciation, depletion and amortization	16.8	3.3	—	303.9	37.0	27.0	64.0	7.3	375.2
Operating income (loss) before special items and provisions	22.9	(86.3)	—	1,100.7	32.2	23.6	55.8	(75.4)	1,081.1
Special items and provisions	(3.1)	(3.1)	—	(10.4)	—	(7.6)	(7.6)	11.6	(6.4)
Operating income (loss)	19.8	(89.4)	—	1,090.3	32.2	16.0	48.2	(63.8)	1,074.7
Minority interests in consolidated subsidiaries	—	—	—	(145.6)	(0.5)	(2.9)	(3.4)	—	(149.0)
Assets at September 30	485.9	1,288.5	(1,381.1)	6,093.4	789.8	593.8	1,383.6	1,064.9	8,541.9
Expenditures for segment assets	8.3	18.1	(1.2)	115.5	14.7	19.1	33.8	10.9	160.2

Nine Months Ended September 30, 2003
Sales and other operating revenues:
Unaffiliated customers	$1,431.5	16.7	—	2,000.7	480.2	490.4	970.6	—	2,971.3
Intersegment	235.8	51.8	(1,293.7)	92.5	—	0.2	0.2	(92.7)	—
Depreciation, depletion and amortization	12.6	5.1	—	240.1	34.1	26.7	60.8	11.0	311.9
Operating income (loss) before special items and provisions	21.2	(59.5)	—	126.6	34.3	12.3	46.6	(70.9)	102.3
Special items and provisions	(0.1)	(2.0)	—	(5.5)	3.2	0.4	3.6	(7.7)	(9.6)
Operating income (loss)	21.1	(61.5)	—	121.1	37.5	12.7	50.2	(78.6)	92.7
Minority interests in consolidated subsidiaries	—	—	—	(1.8)	(0.4)	(2.9)	(3.3)	—	(5.1)
Cumulative effect of accounting change	—	4.7	—	8.5	0.5	—	0.5	(0.6)	8.4
Assets at September 30	493.2	1,486.0	(1,607.1)	5,133.3	745.9	532.0	1,277.9	588.4	6,999.6
Expenditures for segment assets	6.7	3.1	—	52.9	17.3	10.3	27.6	25.8	106.3

*	Nine months ended September 30, 2004, reflects full consolidation of El Abra and Candelaria; nine months ended September 30, 2003, reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1.	General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. The unaudited Consolidated Financial Statements as of September 30, 2004, include the accounts of the Company and the full consolidation of El Abra and Candelaria, which in prior years were accounted for using the proportional consolidation method of accounting (refer to Note 4, Accounting Standards, for additional discussion). On December 19, 2003, we acquired the remaining one-third partnership interest in Chino Mines Company (Chino) held by Heisei Minerals Corporation (Heisei). Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Refer to Note 2, Acquisitions and Divestitures, in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).

The results of operations for the quarter and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

(Unaudited; $ in millions except per share data)

	Third Quarter
	2004	2003
Net income (loss) as reported	$292.9	(0.3)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(1.7)	(2.9)

Pro forma net income (loss)	$291.2	(3.2)

Earnings (loss) per common share
Basic – as reported	$3.09	(0.04)
Basic – pro forma	$3.07	(0.07)
Earnings (loss) per common share
Diluted – as reported	$2.95	(0.04)
Diluted – pro forma	$2.93	(0.07)

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,
	2004	2003
Net income (loss) as reported	$705.2	(30.5)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(5.1)	(8.7)

Pro forma net income (loss)	$700.1	(39.2)

Earnings (loss) per common share
Basic – as reported	$7.49	(0.46)
Basic – pro forma	$7.43	(0.56)
Earnings (loss) per common share
Diluted – as reported	$7.15	(0.46)
Diluted – pro forma	$7.11	(0.56)

3.	Special Items and Provisions

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

Note: Supplemental Data

The following tables summarize the special items and provisions for the quarter and nine months ended September 30, 2004:

(Unaudited; gains (losses) in millions except per share amounts)

	Third Quarter 2004
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(11.8)	(8.9)	(0.09)
Environmental insurance recoveries, net	7.5	6.0	0.06
Hidalgo asset impairment	(1.1)	(0.9)	(0.01)
Historic legal matters	(2.5)	(2.0)	(0.02)

	(7.9)	(5.8)	(0.06)

PDI –
Restructuring programs	(3.1)	(2.3)	(0.02)
Environmental provisions, net	(0.2)	(0.1)	—

	(3.3)	(2.4)	(0.02)

Corporate and Other –
Environmental provisions, net	(0.7)	(0.5)	(0.01)
Historic legal matters	0.8	0.6	0.01

	0.1	0.1	—

	(11.1)	(8.1)	(0.08)

Miscellaneous income and expense, net:
Historic legal matter	9.5	7.2	0.07

Total	$(1.6)	(0.9)	(0.01)

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended
	September 30, 2004
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(14.1)	(10.7)	(0.11)
Environmental insurance recoveries, net	7.3	5.9	0.06
Hidalgo asset impairment	(1.1)	(0.9)	(0.01)
Historic legal matters	(2.5)	(2.0)	(0.02)

	(10.4)	(7.7)	(0.08)

PDI –
Restructuring programs	(6.7)	(4.8)	(0.05)
Environmental provisions, net	(0.3)	(0.2)	—
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(7.6)	(5.5)	(0.06)

Corporate and Other –
Environmental provisions, net	(4.8)	(3.6)	(0.03)
Environmental insurance recoveries, net	0.1	0.1	—
Historic legal matters	16.3	13.0	0.13

	11.6	9.5	0.10

	(6.4)	(3.7)	(0.04)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs (see Note 11)	(37.6)	(30.2)	(0.31)

Miscellaneous income and expense, net:
Historic legal matter	9.5	7.2	0.07
Cost-basis investment write-downs	(10.0)	(9.1)	(0.09)

	(0.5)	(1.9)	(0.02)

Provision for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)

	—	21.8	0.22

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.03

	—	(12.6)	(0.12)

Total	$(45.4)	(27.3)	(0.28)

Note: Supplemental Data

The following tables summarize the special items and provisions for the quarter and nine months ended September 30, 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	Third Quarter 2003
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(5.0)	(4.8)	(0.05)

PDI –
Environmental provisions, net	0.4	0.4	—

Corporate and Other –
Environmental provisions, net	(3.7)	(3.5)	(0.04)
Historic Cyprus Amax legal matter	(1.1)	(1.1)	(0.01)

	(4.8)	(4.6)	(0.05)

Total	$(9.4)	(9.0)	(0.10)

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended
	September 30, 2003
Statement of Consolidated	Pre-tax	After-tax	$/Share
Operations Line Item	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(5.5)	(5.2)	(0.06)

PDI –
Environmental provisions, net	$0.4	0.4	—
Termination of a foreign postretirement benefit plan	3.2	2.4	0.03

	3.6	2.8	0.03

Corporate and Other –
Environmental provisions, net	(7.1)	(6.8)	(0.07)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historic Cyprus Amax legal matter	(1.1)	(1.1)	(0.01)

	(7.7)	(7.4)	(0.07)

	(9.6)	(9.8)	(0.10)

Miscellaneous income and expense, net:
Gain on sale of cost-basis investment	6.4	6.4	0.07

Cumulative effect of accounting change (see Note 4)	9.7	8.4	0.09

Total	$6.5	5.0	0.06

In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action will result in the closure of the manufacturing plant in El Paso, Texas, which will affect approximately 100 employees. Our magnet wire customers are moving their operations to China, Mexico and other offshore locations, leaving us with excess capacity in our North American plants. To remain competitive as a global provider of magnet wire, it is critical that we operate close to our customer base. Production capacity began transferring to our other North American locations in the 2004 first quarter. The transition will take place over a 12-month period, and we anticipate closing the El Paso facility by the end of 2004. We expect approximately $9 million to be incurred in connection with this restructuring program, which is projected to be completed in 2005.

In the third quarter of 2004, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its product in their Lugde, Germany, facility that will primarily serve European and Middle Eastern customers. This action will result in the closure of the PD Austria facility in the third and fourth quarters of 2004 in order to reduce costs as well as better position the Magnet Wire Division. We expect approximately $4 million to be incurred in connection with this restructuring program, which is projected to be completed in the first half of 2005.

The following table presents a roll-forward of the liabilities incurred in connection with these restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

	2004
	Provision	Payments	9/30/04
PDI –
Wire and Cable Employee severance	$1.0	—	1.0
Plant removal and dismantling*	5.6	(5.3)	0.3
Take-or-pay contracts	0.7	—	0.7

	$7.3	(5.3)	2.0

*	Costs were charged to expense as incurred.

Note: In the 2004 third quarter, additions were $3.7 million ($0.4 million for employee severance, $2.6 million for plant removal and dismantling, and $0.7 million for take-or-pay contracts) and payments were $(2.5) million.

In 1999-2003, there were several restructuring programs implemented that related to improving efficiencies and consolidating certain wire and cable operations and reducing operating costs at PDMC and Wire and Cable. Refer to the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion.

The following tables present a roll-forward from December 31, 2002 and 2003, of the liabilities incurred in connection with the 1999-2002 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet as of September 30, 2003 and 2004:

(Unaudited; $ in millions)

	12/31/02	Payments	9/30/03
1999 restructuring programs	$1.6	—	1.6
2000 restructuring programs	0.5	—	0.5
2001 restructuring programs	0.6	(0.6)	—
2002 restructuring programs	1.3	(1.1)	0.2

	$4.0	(1.7)	2.3

(Unaudited; $ in millions)

		Reassess-	Pay-
	12/31/03	ments	ments	9/30/04
1999 restructuring programs	$1.6	(0.5) *	(0.1)	1.0	**
2000 restructuring programs	0.5	—	—	0.5	**

	$2.1	(0.5)	(0.1)	1.5

*	In the third quarter of 2004, an impairment analysis was performed for the Hidalgo facility as a result of the expected sale in the fourth quarter of 2004 of the Hidalgo townsite. This action resulted in the reassessment of $0.5 million for mothballing/take-or-pay contracts at Hidalgo in the 2004 third quarter.

**	Liabilities are primarily related to take-or-pay obligations at PDI’s Wire and Cable segment.

4.	Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We performed a review of entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. With respect to entities created prior to February 1, 2003, we determined that our El Abra and Candelaria copper mining operations in Chile met the VIE criteria and that we are the primary beneficiary of these entities. Historically, PD accounted for its partnership interests in the 51 percent-owned El Abra and the 80 percent-owned Candelaria copper mines using the proportional consolidation method. In accordance with FIN 46-R, we fully consolidated the results of operations for El Abra and Candelaria with the interests held by our minority shareholders reported as minority interests in consolidated subsidiaries in our Consolidated Balance Sheet and Statement of Consolidated Operations beginning January 1, 2004. The impact of fully consolidating El Abra and Candelaria on our Consolidated Balance Sheet at September 30, 2004, was an increase in total assets of $679.5 million, total liabilities of $258.8 million and minority interests in consolidated subsidiaries of $420.7 million. There was no impact on consolidated shareholders’ equity. The impact for the quarter ended September 30, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $67.5 million, operating expenses of $20.4 million, operating income of $47.1 million, net interest expense of $1.2 million, net miscellaneous income and expense of $(1.0) million, provision for taxes on income of $18.1 million and minority interests in consolidated subsidiaries of $26.8 million. The impact for the nine months ended September 30, 2004, comprised increases (decreases) in sales and other operating revenues of $199.3 million, operating expenses of $61.9 million, operating income of $137.4 million, net interest expense of $5.9 million, pre-tax early debt extinguishment costs of $3.1 million, net miscellaneous income and expense of $(1.4) million, provision for taxes on income of $(6.7) million and minority interests in consolidated subsidiaries of $133.7 million. There was no impact on consolidated net income for the quarter or nine months ended September 30, 2004.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, we recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a units-of-production basis over the asset’s respective useful life. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Upon adoption, we recorded a cumulative-effect gain of $8.4 million, net of deferred income taxes. For the quarter and nine months ended September 30, 2003, the effect of adopting SFAS No. 143 decreased loss before cumulative effect of accounting change by $3.6 million, or 4 cents per common share, and $14.5 million, or 16 cents per common share, respectively.

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

In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003, and has provided the interim disclosures in Note 10, Pension and Postretirement Benefits.

In May 2004, FASB issued FASB Staff Position (FSP) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. The Company has determined the impact of the FSP on our financial reporting and disclosures is insignificant to the plan, and we will adopt the FSP at our next regularly scheduled measurement date (December 31, 2004).

5.	Environmental, and Reclamation and Closure Matters

As of December 31, 2003, we had a reserve balance of $317.2 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the first nine months of 2004, we had a $19.2 million net increase in the reserve estimate ($19.7 million of additions and $0.5 million of reductions), offset by $21.5 million of spending. As of September 30, 2004, the reserve balance was $314.9 million.

At September 30, 2004, the cost range for reasonably possible outcomes for all reservable sites was estimated to be from $281 million to $611 million (of which $314.9 million has been reserved).

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental liability. As of September 30, 2004, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of a single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position.

The following tables summarize our asset retirement obligations and asset retirement cost activities for the quarter and nine months ended September 30, 2004:

Asset Retirement Obligations
(Unaudited; $ in millions)

		Nine Months
	Third	Ended
	Quarter	September 30,
	2004	2004
Balance, beginning of period	$236.7	225.3
Additional liabilities from fully consolidating El Abra and Candelaria	—	5.6
New liabilities during the period	0.5	1.4
Accretion expense	4.9	14.6
Payments	(8.3)	(17.5)
Revisions in estimated cash flows	4.8	9.2

Balance, end of period	$238.6	238.6

Asset Retirement Cost
(Unaudited; $ in millions)

		Nine Months
	Third	Ended
	Quarter	September 30,
	2004	2004
Gross balance, beginning of period	$148.0	138.9
Additional assets from fully consolidating El Abra and Candelaria	—	3.8
New assets during the period	0.5	1.4
Revisions in estimated cash flows	4.8	9.2

Gross balance, end of period	153.3	153.3
Less accumulated depreciation, depletion and amortization	(68.2)	(68.2)

Net balance, end of period	$85.1	85.1

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

Significant New Mexico Closure and Reclamation Programs

Background

Each of the Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), is subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required Chino, Tyrone, Cobre and Hidalgo to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the dis-

charging facilities and to abate any groundwater or surface water contamination.

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

The Company’s cost estimates to perform the work itself (internal cost basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, opportunities to prepare the site for more efficient reclamation.

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

The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved Chino closure and closeout permits to be approximately $287 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $389 million (undiscounted and unescalated). This cost estimate excludes approximately $6 million of environmental costs from the financial assurance cost estimate, which are recognized in environmental reserves (they are not within the scope of SFAS No. 143). At September 30, 2004, and

December 31, 2003, we had accrued approximately $41 million and $39 million, respectively, for closure and closeout at Chino.

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

The Company estimates its costs, on an internal cost basis, to perform the requirements of Tyrone’s closure and closeout permits to be approximately $264 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $436 million (undiscounted and unescalated). This cost estimate excludes approximately $3 million of net costs from the financial assurance cost estimate that primarily are not within the scope of SFAS No. 143. At September 30, 2004, and December 31, 2003, we had accrued approximately $76 million and $81 million, respectively, for closure and closeout at Tyrone.

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

In May 2003, Cobre and Phelps Dodge reached an agreement with NMED and

MMD on a framework for financial assurance providing for a cash trust fund, collateral and a third-party performance guarantee from Phelps Dodge. In September 2003, the financial assurance agreement was modified to include additional details. Cobre agreed to establish a trust fund in the initial amount of $1 million and to contribute $100,000 per quarter over a five-year period to increase the cash funding to a total of $3 million. Cobre also agreed to provide collateral to NMED and MMD so that at least 30 percent of the financial assurance is in the form of a trust fund or collateral. NMED and MMD agreed that the balance, or 70 percent of the financial assurance, may be provided in the form of a third-party performance guarantee issued by Phelps Dodge. The September 2003 agreement also included a schedule for accelerated reclamation at Cobre. Financial assurance under this agreement is subject to completion of the permitting process, including consideration of public comments. In August 2004, Cobre received a draft closure permit from NMED and a draft permit revision to approve Cobre’s closeout plan from MMD. Cobre is providing additional information to NMED and MMD concerning the draft permits, including an updated cost estimate and comments on permit conditions.

A cost estimate for purposes of establishing financial assurance under the closure and closeout plans is being developed as part of the permitting process. Our cost estimate used to determine the fair value of our closure and closeout accrual was approximately $41 million (undiscounted, unescalated and on a third-party cost basis). This estimate will be updated when NMED issues the closure permit. At both September 30, 2004, and December 31, 2003, we had accrued approximately $7 million for closure and closeout at Cobre.

Phelps Dodge Hidalgo, Inc.

Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005 or, in certain circumstances, earlier. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our closure accrual was approximately $7 million (undiscounted, unescalated and on a third-party cost basis). At both September 30, 2004, and December 31, 2003, we had accrued approximately $4 million for closure at Hidalgo.

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

As a result of the net loss experienced for the quarter and nine months ended Sep-

tember 30, 2003, the number of incremental common shares relating to the assumed conversion of the mandatory convertible preferred shares (4.6 million and 4.9 million, respectively) and stock options (0.4 million and 0.2 million, respectively) and unvested restricted stock (0.4 million) issued to employees were excluded from the calculation as the related impacts were anti-dilutive.

Finally, common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive. Incremental shares relating to these options totaled 0.1 million shares at an average exercise price of $80.73 for the 2004 third quarter and 0.3 million shares at an average exercise price of $74.97 for the nine months ended September 30, 2004; and 6.3 million shares at an average exercise price of $61.08 for the 2003 third quarter and 7.2 million shares at an average exercise price of $58.89 for the nine months ended September 30, 2003.

(Unaudited; $ in millions except per share data)

	Third Quarter
	2004	2003
Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$292.9	(0.3)
Preferred stock dividends	(3.3)	(3.3)

Net income (loss) applicable to common shares	$289.6	(3.6)
Denominator:
Weighted average common shares outstanding	93.8	88.7

Basic earnings (loss) per common share	$3.09	(0.04)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$292.9	(0.3)
Preferred stock dividends	—	(3.3)

Net income (loss) applicable to common shares	$292.9	(3.6)
Denominator:
Weighted average common shares outstanding*	99.4	88.7

Diluted earnings (loss) per common share	$2.95	(0.04)

*	2003 third quarter excluded stock options, restricted stock and the assumed conversion of the mandatory convertible preferred shares to common shares due to the anti-dilutive impact.

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,
	2004	2003
Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$705.2	(30.5)
Preferred stock dividends	(10.1)	(10.1)

Net income (loss) applicable to common shares	$695.1	(40.6)
Denominator:
Weighted average common shares outstanding	92.8	88.6

Basic earnings (loss) per common share	$7.49	(0.46)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$705.2	(30.5)
Preferred stock dividends	—	(10.1)

Net income (loss) applicable to common shares	$705.2	(40.6)
Denominator:
Weighted average common shares outstanding*	98.6	88.6

Diluted earnings (loss) per common share	$7.15	(0.46)

*	The nine months ended September 30, 2003, excluded stock options, restricted stock and the assumed conversion of the mandatory convertible preferred shares to common shares due to the anti-dilutive impact.

8.	Provision for Taxes on Income

The Company’s income tax provision for the 2004 third quarter principally resulted from (i) taxes on earnings at international operations ($36.1 million) including benefits from the release of valuation allowances ($14.8 million) and (ii) taxes on earnings at U.S. operations ($26.1 million) including benefits from the release of valuation allowances ($25.7 million). The release of both the domestic and international valuation allowances reflects net operating losses (NOLs) and other tax credits that are expected to be utilized in the current year.

The Company’s income tax provision for the nine months ended September 30, 2004, principally resulted from (i) taxes on earnings at international operations ($91.9 million) including benefits from the release of valuation allowances ($60.6 million), (ii) taxes on earnings at U.S. operations ($39.0 million) including benefits from the release of valuation allowances ($91.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million). The release of both the domestic and international valuation allowances reflects NOLs and other tax credits that are expected to be utilized. Due to the continued economic weakness in the Brazilian wire and cable markets, we reassessed the recoverability of deferred tax assets associated with our Brazilian wire and cable operations, determined that recoverability was not likely and established a related valuation allowance.

The Company’s income tax provision for the 2003 third quarter principally resulted from taxes on earnings at international operations ($14.0 million) that could not be offset by losses at domestic operations as deferred tax benefits for net operating losses were completely offset by valuation allowances of $11.8 million; partially offset by a current-year loss carryback benefit for U.S. operations ($2.0 million).

The Company’s income tax provision for the nine months ended September 30, 2003, primarily resulted from taxes on earnings at international operations ($41.2 million) that could not be offset by losses at domestic operations as deferred tax benefits for net operating losses were completely offset by valuation allowances of $46.3 million; partially offset by a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million) and a current-year loss carryback benefit for U.S. operations ($3.1 million).

9.	Accounting for Derivative Instruments and Hedging Activities

The Company does not purchase, hold or sell derivative contracts unless we have an existing asset, obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on quoted market prices for similar instruments and on market closing prices at period end. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003, for a discussion on our derivative instruments.

As of September 30, 2004, and through October 15, 2004, Phelps Dodge entered into separate programs to purchase zero-cost collars on approximately 65 and 94 percent, respectively, of El Abra’s expected 2005 total production and 6 and 8 percent, respectively, of PDMC’s expected remaining 2005 consolidated production. The El Abra collars have an LME put strike (floor) of $1.00 per pound (settled against a monthly average LME price) and an LME call strike price (ceiling) of $1.3755 per pound (settled against an annual average LME price). The collars on PDMC’s expected remaining consolidated production have an LME put strike price (floor) of 94.3 cents per pound (settled against a monthly average LME price) and an LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price).

Additionally, during the quarter ended September 30, 2004, Phelps Dodge entered into copper swap contracts to hedge our provisionally priced sales exposure at Candelaria. The copper swap contracts allow us to receive the average LME price for the month of shipment while our Candelaria customers receive the quotational or QP price they requested (i.e., one to three months after arrival at the customers’ facility). As of October 26, 2004, we had entered into copper swap contracts for approximately 97 percent of Candelaria’s provisionally priced copper sales outstanding at September 30, 2004, at an average of $1.3093 per pound. This program is expected to substantially alleviate the volatility that provisionally priced copper sales could have on our revenues.

For the quarter ended September 30, 2004, we reclassified approximately $4.3 million of other comprehensive gains, and for the nine months ended September 30, 2004, we reclassified approximately $7.9 million of other comprehensive losses to the Statement of Consolidated Operations. The quarter-end gains were primarily the result of our domestic diesel fuel hedges, while the year-to-date losses principally resulted from our second quarter unwinding of our floating-to-fixed interest rate swaps.

During the quarter and nine months ended September 30, 2003, we reclassified approximately $2.3 million and $6.3 million, respectively, of other comprehensive losses to the Statement of Consolidated Operations, principally as a result of our floating-to-fixed interest rate swaps.

10.	Pension and Postretirement Benefits

The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters and nine months ended September 30:

Pension Benefits
(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Service cost	$5.9	5.2
Interest cost	18.0	18.1
Expected return on plan assets	(21.0)	(21.6)
Amortization of prior service cost	0.9	0.8
Amortization of actuarial loss	0.8	0.6
Curtailment and special retirement benefits	—	0.3

Net periodic benefit cost	$4.6	3.4

	Nine Months Ended
	September 30,
	2004	2003
Service cost	$17.7	15.7
Interest cost	54.0	54.1
Expected return on plan assets	(63.1)	(64.8)
Amortization of prior service cost	2.7	2.6
Amortization of actuarial loss	2.4	1.6
Curtailment and special retirement benefits	0.6	1.8

Net periodic benefit cost	$14.3	11.0

The Company contributed approximately $85 million in the 2004 third quarter to the qualified pension plans it sponsors. An additional $5 million was deposited to the trust from which non-qualified pension benefits are paid.

Postretirement Benefits
(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Service cost	$1.3	1.1
Interest cost	5.9	5.9
Expected return on plan assets	(0.1)	(0.2)
Amortization of prior service cost	0.3	0.3
Amortization of actuarial loss (gain)	0.1	(0.1)

Net periodic benefit cost	$7.5	7.0

	Nine Months Ended
	September 30,
	2004	2003
Service cost	$4.0	3.3
Interest cost	17.5	17.5
Expected return on plan assets	(0.2)	(0.4)
Amortization of prior service cost	0.9	0.9
Amortization of actuarial loss (gain)	0.3	(0.3)
Curtailment and special retirement benefits	—	(2.5)
Other	(1.1)	—

Net periodic benefit cost	$21.4	18.5

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the quarter and nine months ended September 30, 2004, do not reflect any amount associated with the subsidy because we have determined that the impact of the FSP on our financial reporting and disclosures is insignificant to the plan. We will adopt the FSP at our next regularly scheduled measurement date (December 31, 2004).

11.	Debt and Other Financing

In June 2004, Phelps Dodge completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of approxi-

mately $166 million resulted in a 2004 second quarter pre-tax loss of $15.2 million, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt repayment had no impact on the full consolidation of Candelaria as it continues to meet the criteria of a VIE and Phelps Dodge remains the primary beneficiary of this entity.

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

On October 1, 2004, Phelps Dodge prepaid $90 million of long-term tax-exempt bonds due in 2013 at a slight premium to par value ($0.9 million).

On October 13, 2004, El Abra provided notice to its senior lenders of its intent to prepay in full its senior debt obligations (approximately $320.6 million, including principal and interest) on November 15, 2004, at a slight prepayment penalty (approximately $3 million). El Abra expects to make the prepayment with (i) cash on hand, (ii) borrowings of approximately $75 million at an aggregate interest rate of LIBOR plus 0.30 percent per annum, and terms not to exceed one year, and (iii) advance payments of approximately $25 million against copper cathode sales, for a term of 30 days or less.

On October 27, 2004, Phelps Dodge issued a redemption notice to the Trustee of the 5.45 percent Greenlee County Pollution Control Bonds due in 2009 for payment on December 1, 2004. These bonds have an aggregate book value of $81.1 million and will be redeemed for a premium of approximately $1.6 million.

A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 25 basis points (0.25 percent)) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one third of total commitments, there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 87.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005. As of September 30, 2004, there was a total of $95.2 million of letters of credit issued under the new revolver. There were no revolving credit borrowings during the quarter. Total availability under the revolving credit at September 30, 2004, amounted to approximately $1,005 million, of which approximately $205 million could be used for additional letters of credit.

12.	Shareholders’ Equity

Common Stock Dividends Reinstated

On September 3, 2004, Phelps Dodge paid a regular quarterly dividend of 25 cents per common share for the 2004 third quarter, amounting to $23.6 million.

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. There were 6 million authorized shares and 2 million outstanding shares of Series A Stock at September 30, 2004.

Stock Options Exercised

During the 2004 third quarter, 1.5 million stock options were exercised for Phelps Dodge shares. Phelps Dodge received approximately $87.1 million in the 2004 third quarter.

During the nine months ended September 30, 2004, 4.1 million stock options were exercised for Phelps Dodge shares. Phelps Dodge received approximately $254.8 million in the first nine months of 2004, including approximately $18.6 million of cash associated with stock option exercises in the 2003 fourth quarter.

13.	Reclassification of Intangible Assets, Net

In April 2004, FASB issued FASB FSP Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets.” The FSP addressed the inconsistency regarding the classification of mineral rights between SFAS Nos. 141 and 142 and the Emerging Issues Task Force (EITF) Issue No. 04-2, removing certain mineral rights as examples of intangible assets in SFAS Nos. 141 and 142. As a result, approximately $413.8 million and $315.7 million associated with mineral rights primarily relating to our South American mining concessions were reclassified from intangible assets to property, plant and equipment, net, beginning June 30, 2004, and for comparative purposes as of December 31, 2003, respectively. The reclassifications had no effect on total assets, total liabilities, shareholders’ equity or consolidated net income.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The financial information as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Phelps Dodge Corporation

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2004, the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003, the consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2004. This interim financial information is the responsibility of the Company’s management.

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
October 26, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2003, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Additionally, refer to Note 4, Accounting Standards, to our unaudited September 30, 2004, Consolidated Financial Information for a discussion on the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 and Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46).

     As discussed in Note 4, Accounting Standards, in the accompanying consolidated financial information for the quarter and nine months ended September 30, 2004, in accordance with FIN 46 in the 2004 first quarter, we determined that our Candelaria and El Abra copper mining operations in Chile, which have historically been consolidated on a proportional basis, should be fully consolidated. Therefore, these entities have been fully consolidated beginning January 1, 2004. As a result, at September 30, 2004, our Consolidated Balance Sheet included increases in total assets of $679.5 million, total liabilities of $258.8 million and minority interests in consolidated subsidiaries of $420.7 million. There was no impact on consolidated shareholders’ equity. The impact for the quarter ended September 30, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $67.5 million, operating expenses of $20.4 million, operating income of $47.1 million, net interest expense of $1.2 million, net miscellaneous income and expense of $(1.0) million, provision for taxes on income of $18.1 million and minority interests in consolidated subsidiaries of $26.8 million. The impact for the nine months ended September 30, 2004, comprised increases (decreases) in sales and other operating revenues of $199.3 million, operating expenses of $61.9 million, operating income of $137.4 million, net interest expense of $5.9 million, pre-tax early debt extinguishment costs of $3.1 million, net miscellaneous income and expense of $(1.4) million, provision for taxes on income of $(6.7) million and minority interests in consolidated subsidiaries of $133.7 million. There was no impact on consolidated net income for the quarter or nine months ended September 30, 2004.

     As discussed in Note 2, Acquisitions and Divestitures, in our Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei) on December 19, 2003. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. The results of operations for Chino have been included in the consolidated financial results for the quarter and nine months ended September 30, 2004.

RESULTS OF OPERATIONS

Consolidated Financial Results

(Unaudited; $ in millions except per share data)

	Third Quarter
	2004	2003
Sales and other operating revenues	$1,846.5	1,031.1
Operating income	$405.2	46.8

Income (loss) before cumulative effect of accounting change	$292.9	(0.3)
Cumulative effect of accounting change	—	—

Net income (loss)	$292.9	(0.3)

Basic earnings (loss) per common share	$3.09	(0.04)

Diluted earnings (loss) per common share	$2.95	(0.04)

     The Company had consolidated net income in the 2004 third quarter of $292.9 million, or $2.95 per common share, including after-tax, net special charges of $0.9 million, or 1 cent per common share. (All references to per share earnings or losses are based on diluted earnings or losses per share.) In the 2003 third quarter, the consolidated net loss was $0.3 million, or 4 cents per common share, including after-tax, net special charges of $9.0 million, or 10 cents per common share.

     Excluding special items, the $285.1 million increase in consolidated net income in the 2004 third quarter, compared with the corresponding 2003 period, primarily was due to higher copper prices (approximately $288 million) and a lower implied unit cost of copper production as defined on page 30 (approximately $27 million); partially offset by a higher tax provision ($50.5 million) due to higher earnings.

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,
	2004	2003
Sales and other operating revenues	$5,094.4	2,971.3
Operating income	$1,074.7	92.7

Income (loss) before cumulative effect of accounting change	$705.2	(38.9)
Cumulative effect of accounting change	—	8.4

Net income (loss)	$705.2	(30.5)

Basic earnings (loss) per common share before cumulative effect of accounting change	$7.49	(0.55)
Cumulative effect of accounting change	—	0.09

Basic earnings (loss) per common share	$7.49	(0.46)

Diluted earnings (loss) per common share before cumulative effect of accounting change	$7.15	(0.55)
Cumulative effect of accounting change	—	0.09

Diluted earnings (loss) per common share	$7.15	(0.46)

     The Company had consolidated net income for the nine months ended September 30, 2004, of $705.2 million, or $7.15 per common share, including after-tax, net special charges of $27.3 million, or 28 cents per common share. For the nine months ended September 30, 2003, the consolidated net loss was $30.5 million, or 46 cents per common share, including an after-tax, net special gain of $5.0 million, or 6 cents per common share.

     Excluding special items, the $768.0 million increase in consolidated net income for the nine months ended September 30, 2004, compared with the corresponding 2003 period, primarily was due to higher copper prices (approximately $820 million) and a lower implied unit cost of copper production as defined on page 30 (approximately $14 million); partially offset by a higher tax provision ($106.1 million) due to higher earnings.

     Special Items and Provisions

     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items and provisions. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provides additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. Any supplemental information references to earnings, losses or results excluding special items or before special items, our non-GAAP measure of such items, may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Net income (loss)	$292.9	(0.3)
Special items and provisions, net of taxes	(0.9)	(9.0)

Earnings (losses) excluding special items (after taxes) and impact of minority interests	$293.8	8.7

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Net income (loss)	$705.2	(30.5)
Special items and provisions, net of taxes	(27.3)	5.0

Earnings (losses) excluding special items (after taxes) and impact of minority interests	$732.5	(35.5)

Note: Supplemental Data

     The following tables summarize the special items and provisions for the quarter and nine-month periods ended September 30, 2004 and 2003:

(Unaudited; gains (losses) in millions except per share amounts)

	2004 Third Quarter			2003 Third Quarter
	Pre-tax	After-tax	$/Share	Pre-tax	After-tax	$/Share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(7.9)	(5.8)	(0.06)	(5.0)	(4.8)	(0.05)

PDI (see Business Segment disclosure)	(3.3)	(2.4)	(0.02)	0.4	0.4	—

Corporate and Other –
Environmental provisions, net	(0.7)	(0.5)	(0.01)	(3.7)	(3.5)	(0.04)
Historic legal matters	0.8	0.6	0.01	(1.1)	(1.1)	(0.01)

	0.1	0.1	—	(4.8)	(4.6)	(0.05)

	(11.1)	(8.1)	(0.08)	(9.4)	(9.0)	(0.10)

Miscellaneous income and expense, net:
Historic legal matter	9.5	7.2	0.07	—	—	—

Total	$(1.6)	(0.9)	(0.01)	(9.4)	(9.0)	(0.10)

(Unaudited; gains (losses) in millions except per share amounts)

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Pre-tax	After-tax	$/Share	Pre-tax	After-tax	$/Share
	Earnings	Earnings	After-tax	Earnings	Earnings	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(10.4)	(7.7)	(0.08)	(5.5)	(5.2)	(0.06)

PDI (see Business Segment disclosure)	(7.6)	(5.5)	(0.06)	3.6	2.8	0.03

Corporate and Other –
Environmental provisions, net	(4.8)	(3.6)	(0.03)	(7.1)	(6.8)	(0.07)
Environmental insurance recoveries, net	0.1	0.1	—	0.5	0.5	0.01
Historic legal matters	16.3	13.0	0.13	(1.1)	(1.1)	(0.01)

	11.6	9.5	0.10	(7.7)	(7.4)	(0.07)

	(6.4)	(3.7)	(0.04)	(9.6)	(9.8)	(0.10)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)	—	—	—

Early debt extinguishment costs (see Note 11)	(37.6)	(30.2)	(0.31)	—	—	—

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(10.0)	(9.1)	(0.09)	—	—	—
Historic legal matter	9.5	7.2	0.07	—	—	—
Gain on sale of cost-basis investment	—	—	—	6.4	6.4	0.07

	(0.5)	(1.9)	(0.02)	6.4	6.4	0.07

Benefit (provision) for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31	—	—	—
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)	—	—	—

	—	21.8	0.22	—	—	—

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)	—	—	—
Candelaria early debt extinguishment costs	—	2.5	0.03	—	—	—

	—	(12.6)	(0.12)	—	—	—

Cumulative effect of accounting change (see Note 4)	—	—	—	9.7	8.4	0.09

Total	$(45.4)	(27.3)	(0.28)	6.5	5.0	0.06

     Business Divisions

     Results for 2004 and 2003 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and technology and project development programs. PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sector. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. Significant events and transactions have occurred within each segment which, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.

RESULTS OF PHELPS DODGE MINING COMPANY

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations from mining through conversion, marketing and sales, and worldwide exploration and technology and project development programs. PDMC comprises 11 reportable segments.

     Our copper mines comprise five reportable segments in the United States (Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating and electrowinning. In addition, certain of these segments produce gold and silver, and the Bagdad and Sierrita mines also produce molybdenum and rhenium as by-products.

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

     The Primary Molybdenum segment consists of the Henderson and Climax mines and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemical and metallurgical products. It also includes a process technology center that directs its primary activities at developing new products and applications. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     Other Mining includes our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, and other ancillary operations.

     Major operating and financial results of PDMC for the quarters and nine months ended September 30, 2004 and 2003, are illustrated in the following table:

(Unaudited; $ in millions except per pound amounts)

	Third Quarter
	2004	2003
Sales and other operating revenues to unaffiliated customers	$1,420.3	704.1
Operating income	$423.4	59.6
Operating income before special items and provisions	$431.3	64.6
Minority interests	$(41.9)	0.6
Copper production (thousand short tons):
Total copper production	337.6	329.2
Less undivided interest (A)	16.1	16.3

Copper production on a consolidated basis	321.5	312.9
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	38.6	46.6

Copper production on a pro-rata basis	282.9	266.3

Copper sales (thousand short tons):
Total copper sales from own mines	341.6	332.0
Less undivided interest (A)	16.1	16.3

Copper sales from own mines on a consolidated basis	325.5	315.7
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	36.7	47.1

Copper sales from own mines on a pro-rata basis	288.8	268.6

Purchased copper (thousand short tons):
Total purchased copper	103.8	90.9

Total copper sales on a consolidated basis	429.3	N/A

Total copper sales on a pro-rata basis	N/A	359.5

LME average spot copper price per pound – cathodes	$1.293	0.795
COMEX average spot copper price per pound – cathodes	$1.287	0.800
Implied full unit cost of copper production per pound	$0.630	0.675
Implied cash unit cost of copper production per pound	$0.464	0.518
Molybdenum production (million pounds)	15.1	13.1
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	15.4	12.5
Purchased molybdenum	3.3	2.6

Total molybdenum sales	18.7	15.1

Metals Week:
Molybdenum oxide price per pound	$16.90	5.67

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,
	2004	2003
Sales and other operating revenues to unaffiliated customers	$3,889.3	2,000.7
Operating income	$1,090.3	121.1
Operating income before special items and provisions	$1,100.7	126.6
Minority interests	$(145.6)	(1.8)
Copper production (thousand short tons):
Total copper production	976.6	965.2
Less undivided interest (A)	47.2	47.6

Copper production on a consolidated basis	929.4	917.6
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	120.8	131.6

Copper production on a pro-rata basis	808.6	786.0

Copper sales (thousand short tons):
Total copper sales from own mines	986.7	979.4
Less undivided interest (A)	47.2	47.6

Copper sales from own mines on a consolidated basis	939.5	931.8
Less minority participants’ shares previously accounted for on a pro-rata basis (B)	121.5	132.9

Copper sales from own mines on a pro-rata basis	818.0	798.9

Purchased copper (thousand short tons):
Total purchased copper	335.6	269.3

Total copper sales on a consolidated basis	1,275.1	N/A

Total copper sales on a pro-rata basis	N/A	1,068.2

LME average spot copper price per pound – cathodes	$1.266	0.765
COMEX average spot copper price per pound – cathodes	$1.251	0.769
Implied full unit cost of copper production per pound	$0.680	0.686
Implied cash unit cost of copper production per pound	$0.511	0.530
Molybdenum production (million pounds)	43.4	37.7
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	46.6	39.8
Purchased molybdenum	9.8	6.2

Total molybdenum sales	56.4	46.0

Metals Week:
Molybdenum oxide price per pound	$13.25	4.98

(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests include (i) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation through December 18, 2003 (mining interest acquired by Phelps Dodge on December 19, 2003), (ii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned, indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(thousand short tons)

	Third Quarter
	2004	2003
Minority participants’ shares previously accounted for on a pro-rata basis:
Chino Mine and Smelter	—	3.6
Candelaria	10.1	10.9
El Abra	28.5	32.1

	38.6	46.6

(thousand short tons)

	Nine Months Ended
	September 30,
	2004	2003
Minority participants’ shares previously accounted for on a pro-rata basis:
Chino Mine and Smelter	—	9.8
Candelaria	31.5	33.4
El Abra	89.3	88.4

	120.8	131.6

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

     PDMC calculates its implied full unit cost of copper production by dividing its operating income (loss) (including mining through rod production, primary molybdenum, marketing and sales, and worldwide exploration) excluding special items and provisions by the total pounds of copper sold from its own mines for its own account (as disclosed in the table above). This results in an all-in operating margin (i.e., inclusive of cost of products sold; depreciation, depletion, amortization and closure accretion/accrual; selling and general administrative expense; and exploration and research expense, including technology development, for the division’s operations) that is compared with the LME market price of copper to render an implied cost of copper production. Implied cash unit cost of copper production is calculated by deducting PDMC’s segment depreciation, depletion, amortization and closure accretion/accrual from the implied full unit cost of copper production. Following is the calculation of implied unit cost of copper production for the quarter and nine-month periods ended September 30, 2004 and 2003:

(Unaudited; $ in millions except per pound amounts)

	Third Quarter
	2004	2003
PDMC implied unit cost of copper production
Operating income	$423.4	59.6
Less special operating items and provisions	(7.9)	(5.0)

Operating income excluding special items and provisions	$431.3	64.6

Copper sales from own mines on a consolidated basis – million pounds	651.0	N/A
Copper sales from own mines on a pro-rata basis – million pounds	N/A	537.2
Operating margin – per pound copper sold	$0.663	0.120
LME average spot copper price per pound – cathodes	$1.293	0.795
Implied full unit cost of copper production per pound	$0.630	0.675

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,
	2004	2003
PDMC implied unit cost of copper production
Operating income	$1,090.3	121.1
Less special operating items and provisions	(10.4)	(5.5)

Operating income excluding special items and provisions	$1,100.7	126.6

Copper sales from own mines on a consolidated basis – million pounds	1,878.9	N/A
Copper sales from own mines on a pro-rata basis – million pounds	N/A	1,597.9
Operating margin – per pound copper sold	$0.586	0.079
LME average spot copper price per pound – cathodes	$1.266	0.765
Implied full unit cost of copper production per pound	$0.680	0.686

Note: Our measure of implied unit cost of copper production may not be comparable to similarly titled measures reported by other companies.

Total PDMC – Sales

     PDMC’s sales and other operating revenues to unaffiliated customers increased $716.2 million, or 102 percent, in the 2004 third quarter compared with the 2003 third quarter. The increase reflected higher average copper prices (approximately $400 million), the impact of fully consolidating El Abra and Candelaria (approximately $68 million), higher average molybdenum realizations (approximately $143 million), higher copper sales volumes (approximately $77 million), higher molybdenum sales volumes (approximately $23 million) and higher copper rod sales (approximately $9 million).

     PDMC’s sales and other operating revenues to unaffiliated customers increased $1,888.6 million, or 94 percent, in the first nine months of 2004 compared with the first nine months of 2003. The increase reflected higher average copper prices (approximately $1,105 million), higher average molybdenum realizations (approximately $313 million), the impact of fully consolidating El Abra and Candelaria (approximately $199 million), higher copper sales volumes (approximately $182 million), higher molybdenum sales volumes (approximately $57 million) and higher copper rod sales (approximately $23 million).

Total PDMC – Operating Income

     PDMC reported operating income of $423.4 million in the 2004 third quarter, including special, net pre-tax charges of $7.9 million, compared with operating income of $59.6 million in the 2003 third quarter, including special, net pre-tax charges of $5.0 million. Excluding special items, the increase in operating income of $366.7 million primarily reflected higher copper realizations (approximately $288 million), the impact of fully consolidating El Abra and Candelaria (approximately $47 million) and a lower implied unit cost (approximately $27 million).

     PDMC reported operating income of $1,090.3 million in the first nine months of 2004, including special, net pre-tax charges of $10.4 million, compared with operating income of $121.1 million in the first nine months of 2003, including special, net pre-tax charges of $5.5 million. Excluding special items, the increase in operating income of $974.1 million primarily reflected higher copper realizations (approximately $820 million), the impact of fully consolidating El Abra and Candelaria (approximately $137 million) and a lower implied unit cost of copper production (approximately $14 million).

     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged $1.287 and 80.0 cents in the third quarters of 2004 and 2003, respectively, and $1.251 and 76.9 cents for the first nine months of 2004 and 2003, respectively. The LME spot price per pound of copper cathode, primarily upon which we base our international sales, averaged $1.293 and 79.5 cents in the third quarters of 2004 and 2003, respectively, and $1.266 and 76.5 cents for the first nine months of 2004 and 2003, respectively.

     Management monitors the implied unit cost of copper production on a regular basis. Following is a schedule of significant components of the implied unit cost of copper production for the quarter and nine-month periods ended September 30, 2004 and 2003:

	Third Quarter
	2004	2003
Reconciliation of Implied Unit Cost (per lb.)*
Implied cash unit cost of copper production – base operations before copper pricing adjustments	$0.442	0.470
Net copper pricing adjustments – decrease in implied unit cost**	(0.031)	(0.002)

Implied cash unit cost of copper production – base operations	0.411	0.468
Exploration, technology and project development	0.026	0.025
Shutdown and curtailment expenses	0.027	0.025

Implied cash unit cost of copper production	$0.464	0.518
Non-cash (depreciation, depletion, amortization and closure accretion/accrual)	0.166	0.157

Implied full unit cost of copper production	$0.630	0.675

	Nine Months Ended
	September 30,
	2004	2003
Reconciliation of Implied Unit Cost (per lb.)*
Implied cash unit cost of copper production – base operations before copper pricing adjustments	$0.461	0.483
Net copper pricing adjustments – decrease in implied unit cost**	(0.001)	(0.004)

Implied cash unit cost of copper production – base operations	0.460	0.479
Exploration, technology and project development	0.026	0.022
Shutdown and curtailment expenses	0.025	0.029

Implied cash unit cost of copper production	$0.511	0.530
Non-cash (depreciation, depletion, amortization and closure accretion/accrual)	0.169	0.156

Implied full unit cost of copper production	$0.680	0.686

*	The implied full unit cost of copper production is based on PDMC’s operating margin per pound of copper sold and is defined on page 30. Implied cash unit cost of copper production excludes PDMC’s depreciation, depletion and amortization and closure accretion/accrual from its operating margin in the above calculation. Implied cash unit cost of copper production—base operations excludes PDMC’s exploration, technology and project development, and shutdown and curtailed expenses. Exploration, technology and project development include expenses related to exploration, pre-feasibility and feasibility studies and process technology. Shutdown and curtailment expenses include costs related to idled facilities at operating properties, care-and-maintenance properties and discontinued operations. Note that our measures of implied unit cost of copper may not be comparable to similarly titled measures reported by other companies.

**	Net pricing adjustments reflect mark-to-market adjustments related to provisionally priced copper sales (including final settlements and Candelaria’s copper swap contracts) and the effect of COMEX to LME arbitrage on COMEX-based sales (primarily from U.S. mines and operations).

     The implied full unit cost of copper production for the 2004 third quarter decreased by 4.5 cents per pound compared with the corresponding 2003 period. This decrease included an incremental benefit of approximately 15 cents per pound from molybdenum operations (primarily higher prices) and net copper price adjustments of approximately 3 cents per pound (see provisionally priced copper sales and COMEX to LME arbitrage discussion below); partially offset by a 12 cents per pound increase in certain cash costs primarily attributable to higher milling and mining costs (approximately 4 cents per pound) due to costs associated with ramping up production at formerly curtailed mines, higher freight and treatment and refining costs (approximately 3 cents per pound), higher repair and maintenance costs (approximately 2 cents per pound) and higher energy costs (approximately 1 cent per pound). In addition, non-cash costs increased approximately 1 cent per pound representing increased depreciation expense primarily resulting from consolidating El Abra and Candelaria.

     The implied full unit cost of copper production for the first nine months of 2004 decreased by 0.6 cents per pound compared with the corresponding 2003 period. This decrease included an incremental benefit of approximately 12 cents per pound from molybdenum operations (primarily higher prices); partially offset by a 10 cents per pound increase in certain cash costs primarily attributable to higher milling and mining costs (approximately 2 cents per pound) due to costs associated with ramping up production at formerly curtailed sites, higher repair and maintenance costs, higher freight and treatment and refining costs (approximately 1 cent per pound) and higher energy (approximately 1 cent per pound). In addition, non-cash costs increased approximately 1 cent per pound representing increased depreciation expense primarily resulting from consolidating El Abra and Candelaria.

     Following is a table summarizing the net copper pricing adjustments and their impact on implied unit cost of copper production for the quarters and nine months ended September 30, 2004 and 2003:

($ in millions except unit prices)

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Provisionally priced copper sales, including final settlements and Candelaria’s swap contracts	$22.8	1.2	17.5	3.6
COMEX to LME arbitrage	(2.5)	—	(14.8)	2.4

	$20.3	1.2	2.7	6.0

Copper sales from own mines – million pounds	651.0	537.2	1,878.9	1,597.9
Net copper pricing adjustments per pound – decrease in implied unit cost	$0.031	0.002	0.001	0.004

     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using the forward rate in place for the QP. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. Provisionally priced copper sales pounds outstanding at September 30, 2004, increased compared with December 31, 2003, reflecting a change in the pricing election of certain of Candelaria’s customers effective January 1, 2004. The change primarily reflected movement away from pricing in the month of shipment to pricing three months after month of arrival. Provisionally priced pounds outstanding at September 30, 2004, increased slightly from June 30, 2004, due to an increase in copper sales at Candelaria in the third quarter 2004. Following are the provisionally priced copper sales outstanding at September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003:

Provisionally Priced Copper Sales Outstanding at September 30, 2004:

84.3	million pounds priced at	$1.3959 per lb. with a final October 2004 QP
38.5	million pounds priced at	$1.3846 per lb. with a final November 2004 QP
43.5	million pounds priced at	$1.3733 per lb. with a final December 2004 QP
51.4	million pounds priced at	$1.3492 per lb. with a final January 2005 QP
6.2	million pounds priced at	$1.3256 per lb. with a final February 2005 QP

223.9	million pounds priced at	$1.3769 per lb. with a final October 2004 to February 2005 QP

81 percent of the provisionally priced pounds outstanding at September 30, 2004, were at Candelaria.

Provisionally Priced Copper Sales Outstanding at June 30, 2004:

86.6	million pounds priced at	$1.2265 per lb. with a final July 2004 QP
36.3	million pounds priced at	$1.2224 per lb. with a final August 2004 QP
48.8	million pounds priced at	$1.2102 per lb. with a final September 2004 QP
36.9	million pounds priced at	$1.1966 per lb. with a final October 2004 QP

208.6	million pounds priced at	$1.2167 per lb. with a final July to October 2004 QP

76 percent of the provisionally priced pounds outstanding at June 30, 2004, were at Candelaria.

Provisionally Priced Copper Sales Outstanding at March 31, 2004:

124.3	million pounds priced at	$1.3724 per lb. with a final April to July 2004 QP

61 percent of the provisionally priced pounds outstanding at March 31, 2004, were at Candelaria.

Provisionally Priced Copper Sales Outstanding at December 31, 2003:

43.3	million pounds priced at	$1.0463 per lb. with a final January to April 2004 QP

41 percent of the provisionally priced pounds outstanding at December 31, 2003, were at Candelaria.

     In the 2004 third quarter, Phelps Dodge entered into copper swap contracts to hedge our provisionally priced sales exposure in a manner that allows us to receive the average LME price for the month of shipment while our Candelaria customers receive the QP price they requested (i.e., one to three months after arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in the Company’s Form 10-K for the year ended December 31, 2003. As of October 26, 2004, we had entered into copper swap contracts for approximately 97 percent of Candelaria’s provisionally priced copper sales outstanding at September 30, 2004, at an average of $1.3093 per pound. This program is expected to substantially alleviate the volatility that provisional priced copper sales could have on our revenues.

Note: Supplemental Data

     The following tables summarize PDMC’s operating income (loss), special items and provisions, and the resultant earnings (losses) excluding these special items and provisions for the quarter and nine-month periods ended September 30, 2004 and 2003:

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Operating income (loss):
U.S. Mining Operations*	$233.1	19.3
South American Mines**	173.0	40.7
Primary Molybdenum	17.3	(0.4)

	$423.4	59.6

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(7.9)	(5.0)
South American Mines**	—	—
Primary Molybdenum	—	—

	$(7.9)	(5.0)

Segment operating income (loss) excluding special items and provisions:
U.S. Mining Operations*	$241.0	24.3
South American Mines**	173.0	40.7
Primary Molybdenum	17.3	(0.4)

	$431.3	64.6

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating income (loss):
U.S. Mining Operations*	$534.4	16.7
South American Mines**	493.2	104.3
Primary Molybdenum	62.7	0.1

	$1,090.3	121.1

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(10.7)	(5.5)
South American Mines**	—	—
Primary Molybdenum	0.3	—

	$(10.4)	(5.5)

Segment operating income (loss) excluding special items and provisions:
U.S. Mining Operations*	$545.1	22.2
South American Mines**	493.2	104.3
Primary Molybdenum	62.4	0.1

	$1,100.7	126.6

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special, pre-tax items and provisions in operating income (loss) were as follows:

(Unaudited; $ in millions)

	Third Quarter 2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(11.8)	—	—
Environmental insurance recoveries, net	7.5	—	—
Hidalgo asset impairment	(1.1)	—	—
Historic legal matters	(2.5)	—	—

	$(7.9)	—	—

(Unaudited; $ in millions)

	Nine Months Ended
	September 30, 2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(14.4)	—	0.3
Environmental insurance recoveries, net	7.3	—	—
Hidalgo asset impairment	(1.1)	—	—
Historic legal matters	(2.5)	—	—

	$(10.7)	—	0.3

(Unaudited; $ in millions)

Third Quarter 2003
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(5.0)	—	—

(Unaudited; $ in millions)

Nine Months Ended
September 30, 2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(5.5)	—	—

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the third quarter of 2004 and 2003:

	U.S. Mines
		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Third Quarter 2004
Copper production (thousand short tons):
Total production	107.6	50.3	2.4	29.0	11.1	200.4
Less undivided interest	16.1	—	—	—	—	16.1

Copper production on a consolidated basis	91.5	50.3	2.4	29.0	11.1	184.3
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper production on a pro-rata basis	91.5	50.3	2.4	29.0	11.1	184.3

Copper sales (thousand short tons):
Total copper sales from own mines	107.9	55.0	3.8	29.0	11.1	206.8
Less undivided interest	16.1	—	—	—	—	16.1

Copper sales from own mines on a consolidated basis	91.8	55.0	3.8	29.0	11.1	190.7
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper sales from own mines on a pro-rata basis	91.8	55.0	3.8	29.0	11.1	190.7

Purchased copper (thousand short tons):
Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	91.8	55.0	3.8	29.0	11.1	190.7

($ in millions)
Operating income (loss)	$100.4	139.6	(0.8)	16.7	7.2	263.1
Special items and provisions, net	(0.1)	—	(0.1)	(0.2)	(1.5)	(1.9)

Operating income (loss) excluding special items and provisions	$100.5	139.6	(0.7)	16.9	8.7	265.0

Third Quarter 2003
Copper production (thousand short tons):
Total production	108.6	46.9	5.1	10.1	13.5	184.2
Less minority participants’ shares	16.3	—	—	3.4	—	19.7

Copper production on a pro-rata basis	92.3	46.9	5.1	6.7	13.5	164.5

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	92.3	46.0	4.9	6.7	13.5	163.4
Purchased copper	—	—	—	—	—	—

Total copper sales on a pro-rata basis	92.3	46.0	4.9	6.7	13.5	163.4

($ in millions)
Operating income (loss)	$19.8	23.7	(0.7)	(4.9)	(5.5)	32.4
Special items and provisions, net	(1.1)	—	—	(1.3)	(0.5)	(2.9)

Operating income (loss) excluding special items and provisions	$20.9	23.7	(0.7)	(3.6)	(5.0)	35.3

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado*	Cerro Verde	El Abra*	Subtotal
Third Quarter 2004
Copper production (thousand short tons):
Total production	54.1	24.5	58.0	136.6
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	54.1	24.5	58.0	136.6
Less minority participants’ shares previously accounted for on a pro-rata basis	10.1	—	28.5	38.6

Copper production on a pro-rata basis	44.0	24.5	29.5	98.0

Copper sales (thousand short tons):
Total copper sales from own mines	56.2	24.5	53.5	134.2
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	56.2	24.5	53.5	134.2
Less minority participants’ shares previously accounted for on a pro-rata basis	10.5	—	26.2	36.7

Copper sales from own mines on a pro-rata basis	45.7	24.5	27.3	97.5

Purchased copper (thousand short tons):
Total purchased copper	5.0	—	—	5.0

Total copper sales on a consolidated basis	61.2	24.5	53.5	139.2

($ in millions)
Operating income (loss)	$77.2	32.5	63.3	173.0
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$77.2	32.5	63.3	173.0

Third Quarter 2003
Copper production (thousand short tons):
Total production	54.5	24.1	65.3	143.9
Less minority participants’ shares	10.9	—	32.1	43.0

Copper production on a pro-rata basis	43.6	24.1	33.2	100.9

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	47.2	24.4	32.8	104.4
Purchased copper	2.2	—	—	2.2

Total copper sales on a pro-rata basis	49.4	24.4	32.8	106.6

($ in millions)
Operating income (loss)	$22.4	10.6	7.7	40.7
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$22.4	10.6	7.7	40.7

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

*	Third quarter 2004 reflects full consolidation of El Abra and Candelaria; third quarter 2003 reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Third Quarter 2004
Copper production (thousand short tons):
Total production	—	0.6	—	337.6
Less undivided interest	—	—	—	16.1

Copper production on a consolidated basis	—	0.6	—	321.5
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	38.6

Copper production on a pro-rata basis	—	0.6	—	282.9

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.6	—	341.6
Less undivided interest	—	—	—	16.1

Copper sales from own mines on a consolidated basis	—	0.6	—	325.5
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	36.7

Copper sales from own mines on a pro-rata basis	—	0.6	—	288.8

Purchased copper (thousand short tons):
Total purchased copper	—	98.8	—	103.8

Total copper sales on a consolidated basis	—	99.4	—	429.3

Molybdenum production (thousand pounds):
Primary - Henderson	6,794	—	—	6,794
By-product	8,277	—	—	8,277

Total production	15,071	—	—	15,071

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,466	—	—	15,466
Purchased molybdenum	3,264	—	—	3,264

Total molybdenum sales	18,730	—	—	18,730

($ in millions)
Operating income (loss)	$17.3	7.1	(37.1)	423.4
Special items and provisions, net	—	(3.1)	(2.9)	(7.9)

Operating income (loss) excluding special items and provisions	$17.3	10.2	(34.2)	431.3

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Third Quarter 2003
Copper production (thousand short tons):
Total production	—	1.1	—	329.2
Less minority participants’ shares	—	0.2	—	62.9

Copper production on a pro-rata basis	—	0.9	—	266.3

Copper sales (thousand short tons):
Total copper sales from own mines on a pro-rata basis	—	0.8	—	268.6
Purchased copper	—	88.7	—	90.9

Total copper sales on a pro-rata basis	—	89.5	—	359.5

Molybdenum production (thousand pounds):
Primary - Henderson	5,164	—	—	5,164
By-product	7,924	—	—	7,924

Total production	13,088	—	—	13,088

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	12,484	—	—	12,484
Purchased molybdenum	2,578	—	—	2,578

Total molybdenum sales	15,062	—	—	15,062

($ in millions)
Operating income (loss)	$(0.4)	6.1	(19.2)	59.6
Special items and provisions, net	—	(0.1)	(2.0)	(5.0)

Operating income (loss) excluding special items and provisions	$(0.4)	6.2	(17.2)	64.6

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the nine months ended September 30, 2004 and 2003:

	U.S. Mines
		Bagdad/	Miami/	Chino/
	Morenci	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Nine Months Ended September 30, 2004
Copper production (thousand short tons):
Total production	314.9	138.4	7.1	62.7	32.8	555.9
Less undivided interest	47.2	—	—	—	—	47.2

Copper production on a consolidated basis	267.7	138.4	7.1	62.7	32.8	508.7
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper production on a pro-rata basis	267.7	138.4	7.1	62.7	32.8	508.7

Copper sales (thousand short tons):
Total copper sales from own mines	314.9	142.9	8.5	62.7	32.8	561.8
Less undivided interest	47.2	—	—	—	—	47.2

Copper sales from own mines on a consolidated basis	267.7	142.9	8.5	62.7	32.8	514.6
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	—	—	—

Copper sales from own mines on a pro-rata basis	267.7	142.9	8.5	62.7	32.8	514.6

Purchased copper (thousand short tons):
Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	267.7	142.9	8.5	62.7	32.8	514.6

($ in millions)
Operating income (loss)	$264.8	285.9	(4.6)	41.7	16.2	604.0
Special items and provisions, net	(0.5)	—	(0.1)	(0.6)	(3.3)	(4.5)

Operating income (loss) excluding special items and provisions	$265.3	285.9	(4.5)	42.3	19.5	608.5

Nine Months Ended September 30, 2003
Copper production (thousand short tons):
Total production	317.6	136.0	14.4	26.4	44.9	539.3
Less minority participants’ shares	47.6	—	—	8.8	—	56.4

Copper production on a pro-rata basis	270.0	136.0	14.4	17.6	44.9	482.9

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	270.0	143.4	16.6	17.6	44.9	492.5
Purchased copper	—	—	—	—	—	—

Total copper sales on a pro-rata basis	270.0	143.4	16.6	17.6	44.9	492.5

($ in millions)
Operating income (loss)	$37.1	48.7	(4.5)	(9.8)	(14.4)	57.1
Special items and provisions, net	(1.1)	—	(0.5)	(1.3)	(0.5)	(3.4)

Operating income (loss) excluding special items and provisions	$38.2	48.7	(4.0)	(8.5)	(13.9)	60.5

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado*	Cerro Verde	El Abra*	Subtotal
Nine Months Ended September 30, 2004
Copper production (thousand short tons):
Total production	162.6	74.2	182.2	419.0
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	162.6	74.2	182.2	419.0
Less minority participants’ shares previously accounted for on a pro-rata basis	31.5	—	89.3	120.8

Copper production on a pro-rata basis	131.1	74.2	92.9	298.2

Copper sales (thousand short tons):
Total copper sales from own mines	164.7	75.6	182.9	423.2
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	164.7	75.6	182.9	423.2
Less minority participants’ shares previously accounted for on a pro-rata basis	31.9	—	89.6	121.5

Copper sales from own mines on a pro-rata basis	132.8	75.6	93.3	301.7

Purchased copper (thousand short tons):
Total purchased copper	25.1	—	—	25.1

Total copper sales on a consolidated basis	189.8	75.6	182.9	448.3

($ in millions)
Operating income (loss)	$195.3	95.4	202.5	493.2
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$195.3	95.4	202.5	493.2

Nine Months Ended September 30, 2003
Copper production (thousand short tons):
Total production	167.0	73.5	180.3	420.8
Less minority participants’ shares	33.4	—	88.4	121.8

Copper production on a pro-rata basis	133.6	73.5	91.9	299.0

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	135.6	73.9	92.8	302.3
Purchased copper	19.6	—	7.3	26.9

Total copper sales on a pro-rata basis	155.2	73.9	100.1	329.2

($ in millions)
Operating income (loss)	$59.1	26.7	18.5	104.3
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$59.1	26.7	18.5	104.3

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

*	Nine months ended September 30, 2004, reflects full consolidation of El Abra and Candelaria; nine months ended September 30, 2003, reflects El Abra and Candelaria on a pro-rata basis (51 percent and 80 percent, respectively).

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Nine Months Ended September 30, 2004
Copper production (thousand short tons):
Total production	—	1.7	—	976.6
Less undivided interest	—	—	—	47.2

Copper production on a consolidated basis	—	1.7	—	929.4
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	120.8

Copper production on a pro-rata basis	—	1.7	—	808.6

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.7	—	986.7
Less undivided interest	—	—	—	47.2

Copper sales from own mines on a consolidated basis	—	1.7	—	939.5
Less minority participants’ shares previously accounted for on a pro-rata basis	—	—	—	121.5

Copper sales from own mines on a pro-rata basis	—	1.7	—	818.0

Purchased copper (thousand short tons):
Total purchased copper	—	310.5	—	335.6

Total copper sales on a consolidated basis	—	312.2	—	1,275.1

Molybdenum production (thousand pounds):
Primary - Henderson	20,307	—	—	20,307
By-product	23,075	—	—	23,075

Total production	43,382	—	—	43,382

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	46,614	—	—	46,614
Purchased molybdenum	9,796	—	—	9,796

Total molybdenum sales	56,410	—	—	56,410

($ in millions)
Operating income (loss)	$62.7	19.8	(89.4)	1,090.3
Special items and provisions, net	0.3	(3.1)	(3.1)	(10.4)

Operating income (loss) excluding special items and provisions	$62.4	22.9	(86.3)	1,100.7

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS

(Unaudited)

	Primary	Manufacturing		Total
	Molybdenum	and Sales	Other Mining	PDMC
Nine Months Ended September 30, 2003
Copper production (thousand short tons):
Total production	—	5.1	—	965.2
Less minority participants’ shares	—	1.0	—	179.2

Copper production on a pro-rata basis	—	4.1	—	786.0

Copper sales (thousand short tons):
Copper sales from own mines on a pro-rata basis	—	4.1	—	798.9
Purchased copper	—	242.4	—	269.3

Total copper sales on a pro-rata basis	—	246.5	—	1,068.2

Molybdenum production (thousand pounds):
Primary - Henderson	15,778	—	—	15,778
By-product	21,938	—	—	21,938

Total production	37,716	—	—	37,716

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	39,783	—	—	39,783
Purchased molybdenum	6,210	—	—	6,210

Total molybdenum sales	45,993	—	—	45,993

($ in millions)
Operating income (loss)	$0.1	21.1	(61.5)	121.1
Special items and provisions, net	—	(0.1)	(2.0)	(5.5)

Operating income (loss) excluding special items and provisions	$0.1	21.2	(59.5)	126.6

Refer to segment discussion on pages 46 through 49.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 44 and 45 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segment is responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mines and Other Mining segments with the Manufacturing and Sales segment. Additionally, the South American Mines sold approximately 37 percent and 51 percent of their copper to the Manufacturing and Sales segment in the third quarters of 2004 and 2003, respectively, and 42 percent and 43 percent for the first nine months of 2004 and 2003, respectively. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segment.

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
U.S. Mining Operations*
Unaffiliated customers	$902.4	520.7
Intersegment elimination	(135.0)	(86.7)

	767.4	434.0

South American Mines**
Unaffiliated customers	250.8	82.4
Intersegment	135.0	86.7

	385.8	169.1

Primary Molybdenum
Unaffiliated customers	267.1	101.0
Intersegment	—	—

	267.1	101.0

Total PDMC
Unaffiliated customers	$1,420.3	704.1

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
U.S. Mining Operations*
Unaffiliated customers	$2,573.8	1,448.4
Intersegment elimination	(477.2)	(214.7)

	2,096.6	1,233.7

South American Mines**
Unaffiliated customers	673.3	282.0
Intersegment	477.2	214.7

	1,150.5	496.7

Primary Molybdenum
Unaffiliated customers	642.2	270.3
Intersegment	—	—

	642.2	270.3

Total PDMC
Unaffiliated customers	$3,889.3	2,000.7

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mines, Other Mines and Manufacturing and Sales Segments – Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $381.7 million, or 73 percent, in the 2004 third quarter compared with the 2003 third quarter. This increase was primarily due to higher realized copper prices (approximately $329 million), higher copper sales volumes (approximately $48 million) and higher copper rod sales (approximately $9 million).

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Other Mining and Manufacturing and Sales increased $1,125.4 million, or 78 percent, in the first nine months of 2004 compared with the corresponding 2003 period. This increase was primarily due to higher realized copper prices (approximately $916 million), higher copper sales volumes (approximately $186 million) and higher copper rod sales (approximately $23 million).

     South American Mines Segments – Sales

     South American Mines sales and other operating revenues to unaffiliated customers increased $168.4 million, or 204 percent, in the 2004 third quarter compared with the 2003 third quarter. This increase was primarily due to higher realized copper prices (approximately $71 million), the impact of fully consolidating El Abra and Candelaria (approximately $68 million) and higher sales volumes of copper (approximately $29 million).

     South American Mines sales and other operating revenues to unaffiliated customers increased $391.3 million, or 139 percent, in the first nine months of 2004 compared with the corresponding 2003 period. This increase was primarily due to higher realized copper prices (approximately $189 million) and the impact of fully consolidating El Abra and Candelaria (approximately $199 million); partially offset by lower sales volumes of copper (approximately $4 million).

     Primary Molybdenum Segment – Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $166.1 million, or 164 percent, in the 2004 third quarter compared with the 2003 third quarter. This increase primarily was due to higher average molybdenum realizations (approximately $143 million) and higher sales volumes of molybdenum (approximately $23 million).

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $371.9 million, or 138 percent, in the first nine months of 2004 compared with the corresponding 2003 period. This increase primarily was due to higher average molybdenum realizations (approximately $313 million) and higher sales volumes of molybdenum (approximately $57 million).

Operating Income (Loss) for Copper (U.S. and South America) and Molybdenum

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital to PDMC’s segments that may not necessarily be reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, our segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it were an independent entity.

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
U.S. Mining Operations*	$233.1	19.3
South American Mines**	173.0	40.7
Primary Molybdenum	17.3	(0.4)

Total PDMC	$423.4	59.6

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
U.S. Mining Operations*	$534.4	16.7
South American Mines**	493.2	104.3
Primary Molybdenum	62.7	0.1

Total PDMC	$1,090.3	121.1

*	U.S. Mining Operations combines the following segments: Morenci, Bagdad/Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, and Other Mining.

**	South American Mines combines the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

U.S. Mining Operations – Operating Income

     U.S. Mining Operations reported operating income of $233.1 million in the 2004 third quarter including $7.9 million of special, net pre-tax losses, compared with operating income of $19.3 million in the 2003 third quarter including $5.0 million of special, net pre-tax losses.

     U.S. Mining Operations reported operating income of $534.4 million for the first nine months of 2004 including $10.7 million of special, net pre-tax losses, compared with operating income of $16.7 million in the corresponding 2003 period including $5.5 million of special, net pre-tax losses. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Morenci Segment – Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting. Operating income of $100.4 million in the 2004 third quarter increased $80.6 million compared with the 2003 third quarter primarily due to higher average copper prices (approximately $89 million); partially offset by higher cost of copper production (approximately $9 million) primarily due to higher mining and operating costs.

     Operating income of $264.8 million for the first nine months of 2004 increased $227.7 million compared with the corresponding 2003 period primarily due to higher average copper prices (approximately $248 million); partially offset by higher cost of copper production (approximately $8 million), management fees (approximately $10 million) and insurance claims (approximately $2 million). Higher cost of copper production was primarily due to higher mining and operating costs (approximately $11 million) and lower grade (approximately $3 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $6 million).

     Bagdad/Sierrita Segment – Operating Income

     Our wholly owned Bagdad and Sierrita open-pit mines, located in northwest Arizona and near Green Valley, Arizona, respectively, mine copper sulfide and oxide ores. They produce copper and molybdenum concentrates and copper cathodes. The 2004 third quarter operating income of $139.6 million increased $115.9 million compared with the 2003 third quarter primarily due to higher average copper prices (approximately $52 million), lower cost of copper production (approximately $59 million) and higher sales volumes (approximately $4 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $85 million); partially offset by higher mining and milling costs (approximately $21 million) and the impact of changes in inventory (approximately $9 million).

     Operating income of $285.9 million for the first nine months of 2004 increased $237.2 million compared with the corresponding 2003 period primarily due to higher average copper prices (approximately $133 million) and lower cost of copper production (approximately $105 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $175 million) and the impact of changes in inventory (approximately $3 million); partially offset by higher mining and milling costs (approximately $64 million) and energy costs (approximately $11 million) primarily due to the ramp-up of operations in 2004.

     Miami/Bisbee Segment – Operating Loss

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathodes. The Bisbee precipitation operation is located in southern Arizona. The 2004 third quarter operating loss of $0.8 million was comparable with the 2003 third quarter. Higher average copper prices (approximately $3 million) were offset by higher cost of copper production (approximately $3 million). Higher cost of copper production was primarily due to lower grade (approximately $2 million), higher depreciation expense (approximately $1 million) and an unfavorable change in work-in-process inventories (approximately $1 million); partially offset by lower mining and operating costs (approximately $1 million).

     An operating loss of $4.6 million for the first nine months of 2004 was comparable with the corresponding 2003 period. Higher average copper prices (approximately $8 million) and lower shutdown costs (approximately $1 million) were offset by lower sales volumes (approximately $5 million) and higher cost of copper production (approximately $4 million). Higher cost of copper production was primarily due to lower grade (approximately $6 million), higher energy costs (approximately $2 million) and higher depreciation expense (approximately $2 million); partially offset by lower mining and operating costs (approximately $5 million).

     Chino/Cobre Segment – Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily mines copper sulfide and oxide ores and produces electrowon copper cathodes and copper concentrates. On December 19, 2003, we completed the acquisition of Heisei’s one-third partnership interest in Chino Mines Company, which is now wholly owned by subsidiaries of Phelps Dodge. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Our wholly owned Cobre mine, which is adjacent to the Chino mine, is on care-and-maintenance status, with the exception of limited mining activities.

     The 2004 third quarter operating income of $16.7 million increased $21.6 million compared with the 2003 third quarter primarily due to higher average copper prices and the effect of increased sales volumes (approximately $22 million).

     Operating income of $41.7 million for the first nine months of 2004 increased $51.5 million compared with the corresponding 2003 period primarily due to higher average copper prices and the effect of increased sales volumes (approximately $49 million) and lower shutdown costs (approximately $3 million).

Tyrone Segment — Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, mines leachable copper ore and produces electrowon copper cathodes. The 2004 third quarter operating income of $7.2 million increased $12.7 million compared with the 2003 third quarter due to higher average copper prices (approximately $11 million).

     Operating income of $16.2 million in the first nine months of 2004 increased $30.6 million compared with the corresponding 2003 period due to higher average copper prices (approximately $30 million); partially offset by higher special pre-tax charges for environmental provisions ($2.8 million).

South American Mines — Operating Income

     South American Mines reported operating income in the 2004 third quarter of $173.0 million, compared with operating income of $40.7 million in the 2003 third quarter.

     South American Mines reported operating income of $493.2 million for the first nine months of 2004, compared with operating income of $104.3 million for the first nine months of 2003. (Refer to the separate discussion of PDMC’s segments below for further detail.)

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

     Operating income of $77.2 million in the 2004 third quarter increased $54.8 million compared with the 2003 third quarter primarily due to higher average copper prices (approximately $77 million); partially offset by higher cost of copper production (approximately $24 million). Higher cost of copper production included higher mine operating costs (approximately $14 million), lower copper ore grade and recovery (approximately $4 million), higher downstream charges (approximately $2 million) and an unfavorable change in work-in-process inventory (approximately $6 million); partially offset by lower depreciation (approximately $2 million).

     Operating income of $195.3 million for the first nine months of 2004 increased $136.2 million compared with the corresponding 2003 period primarily due to higher average copper prices (approximately $173 million) and higher copper sales volumes (approximately $11 million); partially offset by higher cost of copper production (approximately $46 million) and operator fees (approximately $1 million). Higher cost of copper production included higher mine operating costs (approximately $40 million), lower copper ore grade and recovery (approximately $10 million) and an unfavorable change in work-in-process inventory (approximately $7 million); partially offset by lower power costs (approximately $7 million) and lower depreciation (approximately $6 million).

Cerro Verde Segment — Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathodes. We own approximately 82 percent of the common stock of Cerro Verde, which we fully consolidate (and show the minority interest).

     The 2004 third quarter operating income of $32.5 million increased $21.9 million from the 2003 third quarter due to higher average copper prices (approximately $27 million); partially offset by higher cost of copper production (approximately $6 million) resulting primarily from higher operating costs.

     Operating income of $95.4 million for the first nine months of 2004 increased $68.7 million from the corresponding 2003 period primarily due to higher average copper prices (approximately $80 million); partially offset by higher cost of copper production (approximately $12 million). Higher cost of copper production included higher operating costs (approximately $12 million) and higher depreciation (approximately $2 million); partially offset by a favorable change in work-in-process inventories (approximately $3 million).

     See discussion on page 49 in PDMC — Other Matters regarding the conditional approval by the Phelps Dodge Board of Directors for an $850 million expansion of the Cerro Verde mine.

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

     The 2004 third quarter operating income of $63.3 million increased $55.6 million from the 2003 third quarter primarily due to higher average copper prices (approximately $59 million) and higher copper sales volumes (approximately $5 million); partially offset by higher cost of copper production (approximately $10 million). Higher cost of copper production included higher operating costs (approximately $21 million) and lower ore grade (approximately $10 million); partially offset by lower depreciation (approximately $18 million) and lower power costs (approximately $3 million).

     Operating income of $202.5 million for the first nine months of 2004 increased $184.0 million from the corresponding 2003 period primarily due to higher average copper prices (approximately $196 million) and higher copper sales volumes (approximately $19 million); partially offset by higher cost of copper production (approximately $31 million). Higher cost of copper production included higher operating costs (approximately $71 million) and an unfavorable change in heap-leach and work-in-process inventories (approximately $31 million); partially offset by higher ore grade (approximately $3 million), lower depreciation (approximately $53 million) and lower energy costs (approximately $10 million).

     See discussion on page 58 of El Abra’s intent to prepay its senior debt obligations.

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

     Primary Molybdenum operations reported operating income in the 2004 third quarter of $17.3 million, compared with an operating loss of $0.4 million in the third quarter of 2003. The 2004 third quarter increase of $17.7 million primarily was due to higher average molybdenum prices (approximately $143 million) and higher sales volumes (approximately $23 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $130 million), higher production costs (approximately $17 million) and shutdown expenses (approximately $1 million). Higher production costs resulted from increased volumes and included higher labor and maintenance costs (approximately $6 million), conversion costs (approximately $4 million), cost of material drawn from inventory (approximately $3 million), depreciation (approximately $2 million) and freight and warehousing costs (approximately $1 million).

     Primary Molybdenum operations reported operating income of $62.7 million for the first nine months of 2004, compared with operating income of $0.1 million for the corresponding 2003 period. The increase of $62.6 million primarily was due to higher average molybdenum prices (approximately $313 million), higher sales volumes (approximately $57 million) and lower shutdown expenses (approximately $2 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper opera-

tions (approximately $277 million) and higher production costs (approximately $33 million). Higher production costs resulted from increased volumes and included higher labor and maintenance costs (approximately $9 million), conversion costs (approximately $8 million), cost of material drawn from inventory (approximately $5 million), energy costs (approximately $4 million), depreciation (approximately $4 million) and freight and warehousing costs (approximately $3 million).

Manufacturing and Sales Segment — Operating Income

     Manufacturing and Sales reported operating income of $7.1 million in the 2004 third quarter, compared with operating income of $6.1 million in the 2003 third quarter. The 2004 third quarter increase of $1.0 million compared with the 2003 third quarter primarily was due to higher rod sales (approximately $6 million); offset by higher special, net pre-tax charges ($3.0 million) and lower smelter credits associated with in-process material (approximately $2 million).

     Manufacturing and Sales reported operating income of $19.8 million for the first nine months of 2004, compared with operating income of $21.1 million for the first nine months of 2003. The 2004 decrease of $1.3 million primarily was due to lower smelter credits associated with in-process material (approximately $8 million), higher special, net pre-tax charges ($3.0 million) and refinery operating expenses (approximately $1 million); offset by higher rod sales (approximately $11 million).

Other Mining Segment — Operating Loss

     Other Mining reported an operating loss of $37.1 million in the 2004 third quarter, compared with an operating loss of $19.2 million in the 2003 third quarter. The 2004 third quarter increase in operating loss of $17.9 million compared with the 2003 third quarter primarily was due to higher incentive compensation (approximately $7 million), exploration expense (approximately $3 million), profit sharing cost (approximately $6 million) and pre-tax, net special charges ($0.9 million).

     Other Mining reported an operating loss of $89.4 million for the first nine months of 2004, compared with an operating loss of $61.5 million for the first nine months of 2003. The increase in operating loss of $27.9 million primarily was due to higher incentive compensation (approximately $15 million), exploration expense (approximately $10 million), profit sharing cost (approximately $11 million) and higher pre-tax, net special charges ($1.1 million); partially offset by higher management fees paid by Morenci (approximately $10 million).

PDMC — Other Matters

     On October 11, 2004, the Phelps Dodge Board of Directors announced conditional approval to an $850 million expansion of the Cerro Verde mine near Arequipa, Peru. Final approval is contingent upon receiving all required permits from the Peruvian government and placing necessary financing.

     At present, Phelps Dodge owns 82.5 percent of the outstanding shares of Cerro Verde. Compania de Minas Buenaventura S.A., a publicly traded Peruvian mining concern (Buenaventura), owns 9.2 percent of the outstanding shares, and the remainder is publicly traded on the Lima Stock Exchange. Buenaventura has agreed in principle to increase its ownership in Cerro Verde up to a maximum of 20 percent. In addition, Sumitomo Metal Mining Co., Ltd., and Sumitomo Corp. have agreed in principle to acquire jointly an equity position in Cerro Verde of 21-25 percent. The Buenaventura and Sumitomo transactions are subject to a variety of conditions, including the approval of the boards of directors of each party, the approval of Cerro Verde’s shareholders, and the negotiation and execution of definitive agreements. Cerro Verde expects to receive proceeds of $400 million to $500 million depending upon the extent of participation by Buenaventura and other shareholders. Phelps Dodge will retain a majority interest in the operation.

     The expansion, which will be financed with a combination of Cerro Verde cash and new debt, permits mining a primary sulfide ore body beneath the leachable ore currently in production. Through the expansion, approximately 1 billion tons of sulfide ore reserves averaging 0.51 percent copper will be processed through a new concentrator. Mining of the sulfide ore body is expected to begin in late 2006. The current copper production at Cerro Verde is approximately 100,000 tons per year. After the expansion, copper production initially will approximate 300,000 tons per year.

     On July 2, 2004, the U.S. Bureau of Land Management issued its Record of Decision supporting a land exchange with Phelps Dodge. This was a critical milestone in developing a proposed copper mining operation near Safford, Arizona.

     In January 2004, we decided to resume production at certain of our previously curtailed properties. This decision was based on the rapid increase in copper prices, our view of market fun-

damentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance. The planned and actual production ramp-ups and timing are as follows:

•	Our Sierrita and Bagdad mines in Arizona began increasing production in January 2004. Bagdad began producing at capacity in the 2004 second quarter and Sierrita is expected to be at capacity in the 2004 fourth quarter.

•	Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumes full mine-for-leach operations. The Chino milling operation increased to approximately 80 percent of capacity in the 2004 third quarter, which will better balance our concentrate and acid production in the southwest.

•	Our Ojos del Salado mine in Chile, which has been curtailed since 1998, resumed underground mining and milling operations during the 2004 second quarter.

•	Our Miami smelter in Arizona resumed operating at full capacity in the 2004 second quarter.

     These recommencements, in conjunction with the acquisition of the one-third share of Chino in December 2003, will increase our copper production by approximately 120 million pounds in 2004 and approximately 300 million pounds in 2005, as compared with 2003 production. This will bring our pro-rata share of production to 2.2 billion pounds (2.7 billion pounds on a 100 percent basis) and 2.4 billion pounds (2.9 billion pounds on a 100 percent basis), respectively. Additionally, capital expenditures will increase by approximately $25 million as a result of the ramp-up in production. Annual copper capacity, excluding Morenci, that will remain curtailed after these recommencements is approximately 190 million to 220 million pounds (both our share and 100 percent basis).

     Even though we remain very optimistic about the copper upturn, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market swings.

     Any material change in the price we receive for copper, or in PDMC’s implied unit cost of copper production, has a significant effect on our results. Based on our pro-rata share of expected 2004 annual copper production, each 1 cent per pound change in the average annual copper price, or in average annual implied unit cost of copper production, causes a variation in annual net income of approximately $17 million, or approximately 18 cents per common share.

     Our current annual molybdenum production is approximately 58 million pounds (approximately 28 million pounds from primary mines and 30 million pounds from by-product mines). Approximately 70 percent of our molybdenum contracts are priced based on the average of the previous 30 days of published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $41 million (subject to any negotiated limitations in outstanding customer agreements).

     To limit the effects of potential decreases in copper selling prices, we may enter into copper price protection contracts for a portion of our expected future mine production. Our copper price protection program involves the purchase of zero-cost copper collars, which is the simultaneous purchase of monthly put options and sale of annual call options. This strategy provides downside price protection against substantial declines in copper selling prices while retaining the ability to participate in some price increases.

     As of October 15, 2004, Phelps Dodge entered into separate programs to purchase zero-cost collars on approximately 94 percent of El Abra’s expected 2005 total production and 8 percent of PDMC’s remaining 2005 consolidated production. The El Abra collars have an LME put strike price (floor) of $1.00 per pound (settled against a monthly average LME price) and an LME call strike price (ceiling) of $1.3755 per pound (settled against an annual average LME price). The collars on PDMC’s expected remaining consolidated production have an LME put strike price (floor) of 94.3 cents per pound (settled against a monthly average LME price) and an LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price). El Abra entered into its program in order to ensure a copper price sufficient to provide the necessary cash to repay its short-term borrowings arising from the 2004 fourth quarter prepayment of its senior debt obligations, repay sponsor support and to ensure financial flexibility. The other program covers a small portion of PDMC’s remaining production ensuring a minimum copper price for the re-started Chino facility to operate comfortably throughout 2005.

Significant New Mexico Environmental and Reclamation Programs

     Each of the Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), is subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required Chino, Tyrone, Cobre and Hidalgo to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

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

     Financial assurance is required to ensure that funding will be available to perform both the closure plans and the closeout plans if the operator is not able to perform the work required by the plans. The amount of financial assurance is based upon the estimated cost for a third party to complete the work specified in the plans, including any long-term operation and maintenance, such as operation of water treatment systems. NMED and MMD calculate the required amount of financial assurance based upon a “net present value” (NPV) method, based upon approved discount and escalation rates, when the closure plan and/or closeout plan require performance over a long period of time.

     The Company’s cost estimates to perform the work itself (internal cost basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, opportunities to prepare the site for more efficient reclamation.

     Refer to Note 6, Contingencies, to our unaudited September 30, 2004, Consolidated Financial Information for additional information on significant New Mexico Environmental and Reclamation Programs.

RESULTS OF PHELPS DODGE INDUSTRIES

     PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses, including magnet wire, energy and telecommunications cables, and specialty conductors.

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$171.1	152.0
Wire and Cable	255.1	175.0

	$426.2	327.0

Operating income:
Specialty Chemicals	$5.1	8.4
Wire and Cable	7.4	5.8

	$12.5	14.2

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$500.2	480.2
Wire and Cable	704.9	490.4

	$1,205.1	970.6

Operating income:
Specialty Chemicals	$32.2	37.5
Wire and Cable	16.0	12.7

	$48.2	50.2

PDI — Sales

     PDI reported sales to unaffiliated customers of $426.2 million in the 2004 third quarter, compared with sales of $327.0 million in the 2003 third quarter. The increase of $99.2 million was due to higher Wire and Cable sales that increased $80.1 million, or 46 percent, primarily as a result of increased metal prices (approximately $49 million) for energy cables and building wire in the international markets, higher magnet wire sales in North America (approximately $23 million) primarily due to higher copper prices, and increased sales of specialty conductors in North America due to higher sales volumes and higher metal prices (approximately $8 million). Higher metal prices impacting revenues generally reflect Wire and Cable’s higher purchase cost of such metals. Specialty Chemicals 2004 third quarter sales increased $19.1 million, or 13 percent, primarily due to increased sales volumes in North America and Europe (approximately $8 million), higher average unit selling prices in North America and South America (approximately $4 million) due to higher feedstock-related increases and higher foreign currency translation gains (approximately $7 million).

     PDI reported sales to unaffiliated customers of $1,205.1 million for the first nine months of 2004, compared with sales of $970.6 million in the corresponding 2003 period. The increase of $234.5 million, or 24 percent, was due to higher Wire and Cable sales that increased $214.5 million, or 44 percent, primarily as a result of increased metal prices (approximately $114 million) and demand for energy cables and building wire in the international markets (approximately $18 million), higher magnet wire sales in North America (approximately $63 million) primarily due to higher copper prices, and increased sales of specialty metal products in North America primarily due to higher metal prices and higher volumes (approximately $20 million). Specialty Chemicals sales for the first nine months of 2004 increased $20.0 million primarily due to higher foreign currency translation gains (approximately $27 million) and increased sales volumes (approximately $4 million) primarily in North America; partially offset by lower average unit selling prices (approximately $11 million) primarily in Europe and South America.

PDI — Operating Income

     PDI reported operating income of $12.5 million in the 2004 third quarter, including special, net pre-tax charges of $3.3 million, compared with operating income of $14.2 million in the 2003 third quarter, including a special, net pre-tax gain of $0.4 million.

     PDI reported operating income of $48.2 million for the first nine months of 2004, including special, net pre-tax charges of $7.6 million, compared with operating income of $50.2 million for the first nine months of 2003, including a special, net pre-tax gain of $3.6 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

     The following tables summarize PDI’s operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the third quarter and nine-month periods ended September 30, 2004 and 2003:

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Operating income	$12.5	14.2
Special, pre-tax items and provisions	(3.3)	0.4

Segment operating earnings excluding special items and provisions	$15.8	13.8

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating income	$48.2	50.2
Special, pre-tax items and provisions	(7.6)	3.6

Segment operating earnings excluding special items and provisions	$55.8	46.6

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Special items and provisions in operating income were as follows:

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Restructuring program	$(3.1)	—
Environmental provisions, net	(0.2)	0.4

	$(3.3)	0.4

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Restructuring program	$(6.7)	—
Environmental provisions, net	(0.3)	0.4
Asset impairment charges	(0.6)	—
Termination of a foreign postretirement benefit plan	—	3.2

	$(7.6)	3.6

Specialty Chemicals — Operating Income

     Specialty Chemicals reported operating income of $5.1 million in the 2004 third quarter, compared with operating income of $8.4 million in the 2003 third quarter. The 2004 third quarter decrease in operating income of $3.3 million was primarily due to higher expenses mainly associated with higher customer allowances and higher employee-related costs for operational improvement programs.

     Specialty Chemicals reported operating income of $32.2 million for the first nine months of 2004, compared with operating income of $37.5 million for the first nine months of 2003, including a special, net pre-tax gain of $3.2 million. Excluding special items, the 2004 decrease in operating income of $2.1 million was primarily due to higher expenses mainly associated with higher customer allowances and higher employee related costs for operational improvement programs.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the first nine months of 2004 and 2003 (Note: There were no special items and provisions for Specialty Chemicals in the 2004 and 2003 third quarters):

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating income	$32.2	37.5
Special, pre-tax items and provisions	—	3.2

Segment operating earnings excluding special items and provisions	$32.2	34.3

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Wire and Cable — Operating Income

     Wire and Cable reported operating income in the 2004 third quarter of $7.4 million, including a special, net pre-tax charge of $3.3 million, compared with operating income of $5.8 million in the 2003 third quarter, including a special, net pre-tax gain of $0.4 million. Excluding special items, the increase in operating income of $5.3 million primarily was due to improved margins for energy cables and building wire in the international markets as well as specialty conductors in North America (approximately $7 million); partially offset by lower magnet wire margins due to competitive pricing pressures (approximately $1 million).

     Wire and Cable reported operating income of $16.0 million for the first nine months of 2004, including a special, net pre-tax charge of $7.6 million, compared with operating income of $12.7 million for the first nine months of 2003, including a special, net pre-tax gain of $0.4 million. Excluding special items, the increase in operating income of $11.3 million primarily was due to improved margins for energy cables and building wire in the international markets as well as specialty conductors in North America (approximately $11 million) and sales volumes (approximately $9 million); partially offset by higher operating cost in the international markets (approximately $5 million) and lower magnet wire margins due to competitive pricing pressures (approximately $4 million).

Note: Supplemental Data

     The following tables summarize Wire and Cable’s operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the third quarter and nine-month periods ended September 30, 2004 and 2003:

(Unaudited; $ in millions)

	Third Quarter
	2004	2003
Operating income	$7.4	5.8
Special, pre-tax items and provisions	(3.3)	0.4

Segment operating earnings excluding special items and provisions	$10.7	5.4

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating income	$16.0	12.7
Special, pre-tax items and provisions	(7.6)	0.4

Segment operating earnings excluding special items and provisions	$23.6	12.3

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

Cost of Products Sold

     Cost of products sold increased $421.5 million in the 2004 third quarter compared with the 2003 third quarter due to higher purchased cathode and concentrate (approximately $131 million) resulting from higher copper prices and volumes, higher costs of molybdenum purchased from third parties (approximately $59 million), an increase in production costs (approximately $156 million) due primarily to increased production volumes (including the impact of the full consolidation of Candelaria and El Abra), and higher wire and cable third-party raw material purchases (approximately $50 million).

     Cost of products sold increased $1,059.2 million for the first nine months of 2004 compared with the corresponding 2003 period. The increase was attributable to higher purchased cathode and concentrate (approximately $427 million) due to higher copper prices and volumes, higher costs of molybdenum purchased from third parties (approximately $129 million), an increase in production costs (approximately $391 million) due primarily to increased production volumes (including the impact of the full consolidation of Candelaria and El Abra), and higher wire and cable third-party raw material purchases and sales volumes (approximately $110 million).

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization expense was $125.9 million in the 2004 third quarter, compared with $103.1 million in the 2003 third quarter. The increase of $22.8 million was due to increases at PDMC in net production volumes (approximately $17 million) primarily associated with the full consolidation of Candelaria and El Abra and an increase in straight-line depreciation expense (approximately $6 million).

     Depreciation, depletion and amortization expense was $375.2 million for the first nine months of 2004, compared with $311.9 million for the first nine months of 2003. The increase of $63.3 million was due to increases at PDMC in net production volumes (approximately $55 million) primarily associated with the full consolidation of Candelaria and El Abra and an increase in straight-line depreciation expense (approximately $9 million).

Selling and General Administrative Expense

     Our selling and general administrative expense increased $7.4 million in the 2004 third quarter compared with the 2003 third quarter. The increase primarily resulted from employee benefit costs mostly associated with mark-to-market adjustments for stock unit plans (approximately $3 million), higher accruals for a Company-wide annual incentive compensation plan (approximately $3 million) and higher restricted stock amortization associated with issuance of additional shares (approximately $1 million).

     Our selling and general administrative expense increased $11.6 million for the first nine months of 2004 compared with the corresponding 2003 period. The increase primarily resulted from employee benefit costs mostly associated with mark-to-market adjustments for stock unit plans (approximately $3 million), higher accruals for a Company-wide annual incentive compensation plan (approximately $3 million), higher restricted stock amortization associated with issuance of additional shares (approximately $3 million), higher directors and officers liability insurance premiums (approximately $1 million) and higher deferred profit sharing (approximately $1 million).

Exploration and Research Expense

     Our net exploration and research expense, including technology development, was $15.8 million in the 2004 third quarter, compared with $12.2 million in the 2003 third quarter. The increase primarily resulted from higher PDMC exploration expense of approximately $3 million primarily at Candelaria and Safford.

     Our net exploration and research expense, including technology development, was $44.9 million for the first nine months of 2004, compared with $34.7 million for the first nine months of 2003. The increase primarily resulted from higher PDMC exploration expense of approximately $10 million primarily at Candelaria and Safford.

Interest Expense

     Interest expense decreased $7.7 million in the 2004 third quarter compared with the 2003 third quarter. The decrease was primarily attributable to reductions (approximately $10 million) related to the payoff of long-term debt; partially offset by the increase attributable to the impact of fully consolidating El Abra and Candelaria (approximately $2 million) and higher effective interest rates for certain notes primarily resulting from the unwinding of certain interest rate swaps in 2003 (approximately $1 million).

     Interest expense decreased $9.4 million for the first nine months of 2004 compared with the corresponding 2003 period. The decrease was primarily attributable to reductions (approximately $21 million) related to the payoff of long-term debt; partially offset by the increase attributable to the impact of fully consolidating El Abra and Candelaria (approximately $6 million), higher effective interest rates for certain notes primarily resulting from the unwinding of certain interest rate swaps in 2003 (approximately $3 million), and interest associated with the Texas franchise tax matter and prior year tax returns (approximately $2 million).

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

Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net, increased $19.5 million in the 2004 third quarter compared with the 2003 third quarter. The increase resulted primarily from the settlement of an historic legal matter ($9.5 million), higher dividend income on cost-basis investments ($6.9 million) and higher mark-to-market benefits on the Chino and Tyrone financial assurance trusts ($2.7 million).

     Miscellaneous income and expense, net, increased $9.8 million for the first nine months of 2004 compared with the corresponding 2003 period. The increase resulted primarily from higher dividend income on cost-basis investments ($13.7 million), settlement of an historic legal matter ($9.5 million) and mark-to-market benefits on the Chino and Tyrone financial assurance trusts ($2.7 million); partially offset by cost-basis investment write-downs ($10.0 million) and the absence of the 2003 gain on sale of a cost investment ($6.4 million).

Provision for Taxes on Income

     The Company’s income tax provision for the 2004 third quarter principally resulted from (i) taxes on earnings at international operations ($36.1 million) including benefits from the release of valuation allowances ($14.8 million) and (ii) taxes on earnings at U.S. operations ($26.1 million) including benefits from the release of valua-

tion allowances ($25.7 million). The release of both the domestic and international valuation allowances reflects net operating losses (NOLs) and other tax credits that are expected to be utilized in the current year.

     The Company’s income tax provision for the nine months ended September 30, 2004, principally resulted from (i) taxes on earnings at international operations ($91.9 million) including benefits from the release of valuation allowances ($60.6 million), (ii) taxes on earnings at U.S. operations ($39.0 million) including benefits from the release of valuation allowances ($91.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million). The release of both the domestic and international valuation allowances reflects NOLs and other tax credits that are expected to be utilized. Due to the continued economic weakness in the Brazilian wire and cable markets, we reassessed the recoverability of deferred tax assets associated with our Brazilian wire and cable operations and determined that recoverability was not likely and established a related valuation allowance.

     The Company’s income tax provision for the 2003 third quarter principally resulted from taxes on earnings at international operations ($14.0 million) that could not be offset by losses at domestic operations as deferred tax benefits for net operating losses were completely offset by valuation allowances of $11.8 million; partially offset by a current-year loss carryback benefit for U.S. operations ($2.0 million).

     The Company’s income tax provision for the nine months ended September 30, 2003, primarily resulted from taxes on earnings at international operations ($41.2 million) that could not be offset by losses at domestic operations as deferred tax benefits for net operating losses were completely offset by valuation allowances of $46.3 million; partially offset by a benefit from finalizing year-end 2002 estimates in the Company’s 2002 U.S. tax return filed in June 2003 ($4.2 million) and a current-year loss carryback benefit for U.S. operations ($3.1 million).

Minority Interests in Consolidated Subsidiaries

     Minority interests were $43.4 million and $1.1 million in the third quarters of 2004 and 2003, respectively, and $149.0 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively, with the increases resulting from the full consolidation of El Abra and Candelaria. Prior to January 1, 2004, the El Abra and Candelaria mines were accounted for on a proportional consolidation basis. Effective January 1, 2004, both mines are fully consolidated, and the respective partners’ interests are reflected as minority interests.

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

Working Capital

     During the first nine months of 2004, net working capital balances (excluding cash and cash equivalents and debt) increased $193.6 million. This increase resulted primarily from:

•	a $276.0 million increase in accounts receivable primarily due to higher copper prices (approximately $122 million), higher molybdenum sales volumes and prices (approximately $62 million), the impact of fully consolidating El Abra and Candelaria (approximately $34 million), higher Wire and Cable sales volumes (approximately $24 million) and the impact of increases in forward prices on provisionally priced copper sales (approximately $25 million);

•	a $31.8 million increase in prepaid expenses and other current assets primarily due to an increase in fair value adjustments associated with hedges (approximately $10 million), the current portion of long-term investments (approximately $9 million), the timing of payments for consolidated risk insurance (approximately $7 million), the timing of major maintenance activities (approximately $3 million) at our Miami copper smelter (the cost of such activities is deferred and charged to operations during the subsequent periods benefited) and assets held for sale (approximately $2 million);

•	a $29.1 million increase in supplies primarily due to fully consolidating El Abra and Candelaria (approximately $18 million) and to support increased production associated with the ramp-up of operations (approximately $7 million);

•	a $15.8 million increase in inventories primarily due to higher purchases at Wire and Cable resulting from increased sales volumes (approximately $33 million); partially offset by a decrease due to higher copper sales (approximately $7 million) and higher molybdenum sales (approximately $10 million);

•	a $149.1 million increase in accounts payable and accrued expenses primarily due to higher cathode and concentrate purchases (approximately $71 million), a net increase in asset retirement obligation costs (approximately $19 million) primarily resulting from the reclassification of the current portion, timing of payments (approximately $33 million), higher accrued interest (approximately $19 million) due to timing of payments, higher accruals for employee incentive compensation plans (approximately $29 million), higher mark-to-market adjustments (approximately $16 million), and the impact of fully consolidating El Abra and Candelaria (approximately $13 million); partially offset by pension-related contributions (approximately $85 million); and

•	an $8.6 million increase in accrued income taxes primarily due to higher foreign and federal income taxes (approximately $103 million); partially offset by payments, net of refunds (approximately $90 million).

Cash and Cash Equivalents

     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At September 30, 2004, approximately 45 percent of the Company’s $1,269.2 million of cash was held at international operations. It is likely that a significant portion of that cash will be used to redeem debt at El Abra in November 2004, fund international growth opportunities, and pay dividends to the Corporation from time to time. Should the current favorable copper price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.

     Debt

     At September 30, 2004, our total debt was $1,634.7 million, compared with $1,638.4 million at June 30, 2004, and $1,959.0 million at year-end 2003. A $324.3 million net decrease in total debt from December 31, 2003, included the recognition of $189.0 million of debt due to the full consolidation of El Abra and Candelaria. Our ratio of debt to total capitalization was 26.6 percent at September 30, 2004, compared with 28.7 percent at June 30, 2004, and 38.5 percent at December 31, 2003.

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

     We continue working to reduce outstanding debt in order to reach our internal target of a 25 percent ratio of debt to capitalization. On October 1, 2004, we prepaid $90 million of long-term tax exempt bonds due in 2013 at a slight premium to par value ($0.9 million).

     On October 13, 2004, El Abra provided notice to its senior lenders of its intent to prepay in full its senior debt obligations (approximately $320.6 million, including principal and interest) on November 15, 2004, at a slight prepayment penalty (approximately $3 million). El Abra expects to make the prepayment with (i) cash on hand, (ii) borrowings of approximately $75 million at an aggregate interest rate of LIBOR plus 0.30 percent per annum, and terms not to exceed one year, and (iii) advance payments of approximately $25 million against copper cathode sales, for a term of 30 days or less.

     On October 27, 2004, we issued a redemption notice to the Trustee of the 5.45 percent Greenlee County Pollution Control Bonds due in 2009 for payment on December 1, 2004. These bonds have an aggregate book value of $81.1 million and will be redeemed for a premium of approximately $1.6 million.

     A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 25 basis points (0.25 percent)) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments, there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 87.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005. At September 30, 2004, there was a total of $95.2 million of letters of credit issued under the new revolver. There were no revolving credit borrowings during the quarter. Total availability under the revolving credit at September 30, 2004, amounted to approximately $1,005 million, of which approximately $205 million could be used for additional letters of credit.

     Intangible Assets, Net

     In April 2004, FASB issued FASB Staff Position (FSP) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets.” The FSP addressed the inconsistency regarding the classification of mineral rights between SFAS Nos. 141 and 142 and the Emerging Issues Task Force (EITF) Issue No. 04-2, removing certain mineral rights as examples of intangible assets in SFAS Nos. 141 and 142. As a result, approximately $413.8 million and $315.7 million associated with mineral rights primarily relating to our South American mining concessions were reclassified from intangible assets to property, plant and equipment, net beginning June 30, 2004, and for comparative purposes as of December 31, 2003, respectively. The reclassifications had no effect on total assets, total liabilities, shareholders’ equity or consolidated net income.

     Capital Expenditures and Investments

     Capital expenditures and investments for the first nine months of 2004 were $115.5 million for PDMC, $33.8 million for PDI and $10.9 million for other Corporate-related activities. Capital expenditures and investments in the corresponding 2003 period were $52.9 million for PDMC, $27.6 million for PDI and $25.8 million for other Corporate-related activities. We expect capital expenditures and investments for the year 2004 to approximate $355 million, comprising approximately $275 million for PDMC, approximately $65 million for PDI, and approximately $15 million for Corporate-related activities. The increase is primarily due to an increase in growth and technology capital and an increase in capital to ramp-up mining operations.

     Dividends

     On September 3, 2004, Phelps Dodge paid a regular quarterly dividend of 25 cents per common share for the 2004 third quarter, amounting to $23.6 million.

     For the first nine months of 2004, Phelps Dodge has declared quarterly dividends of $5.0625 per mandatory convertible preferred share amounting to $10.1 million.

     Contractual Obligations

     The following table summarizes Phelps Dodge’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods for short-term debt, long-term debt (including capital lease obligations) and take-or-pay contracts. This table reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2003:

Debt and Take-or-Pay Contracts as of September 30, 2004:

(Unaudited; $ in millions)

	Total	Less Than 1 Year	1-3 Years
Short-term debt	$35.8	35.8	—
Long-term debt	1,598.9	294.1	351.1
Take-or-pay contracts	550.5	212.8	194.3

		After
	4-5 Years	5 Years
Short-term debt	$—	—
Long-term debt	83.7	870.0
Take-or-pay contracts	70.5	72.9

     Our take-or-pay contracts primarily include contracts for electricity (approximately $178 million), contracts for petroleum-based feedstock for conversion into carbon black (approximately $146 million), transportation and port fee commitments (approximately $83 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso Refinery (approximately $53 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra and Cerro Verde (approximately $33 million), contracts for natural gas (approximately $20 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $10 million). Approximately 79 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total approximately $72 million primarily for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of approximately $11 million over approximately 44 years.

     Guarantees

     FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge Corporation as a guarantor is involved in providing financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 20, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2003, for additional discussion regarding our financial guarantee and indemnity obligations. As of September 30, 2004, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in connection with our guarantees that existed as of December 31, 2003. Additionally, there were no guarantees issued in the first nine months of 2004 that had a material impact on our consolidated financial statements.

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

     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. On August 10, 2004, the Peruvian Congress amended this law, stating that projects in regard to which a contractual royalty has been contractually established with the Government or Governmental agency before the enactment of the law, shall abide by their contractual dispositions regarding royalties and will not be subject to the royalty payment. It is still pending the issuance of the final regulations to this law. It is not clear what, if any effect the new royalty law will have on operations at Cerro Verde not subject to the current stability agreement with the Government.

     The Chilean government currently is considering proposed legislation that, under certain circumstances, would impose a royalty on mining revenues generated in Chile at some point in the future. Any potential impact on Phelps Dodge cannot be reasonably predicted at this time.

     A former Cyprus subsidiary, which Cyprus sold in 1998, received an adverse tax assess-

ment. If that entity is unsuccessful in its appeals, Cyprus may be required to pay up to $13.5 million to a third party in respect of this assessment.

     Other

     In the 2004 fourth quarter, we will complete our annual update to our company-wide business plans which include updating our mine plans and associated ore reserve estimates, and our Specialty Chemicals and Wire and Cable business plans. The mine plans are based upon management’s estimates including long-term copper and molybdenum prices reflective of recent historic average copper and molybdenum price cycles. Specialty Chemicals and Wire and Cable business plans are based on management’s analysis and estimates of their respective market dynamics. Upon completion of our business plans in the fourth quarter, we will evaluate any significant changes in our mines and businesses and conduct impairment analyses if appropriate.

     Southern Peru Copper Corporation (SPCC) announced on October 21, 2004, that it has executed a merger agreement with Americas Mining Corporation (AMC), a subsidiary of Grupo Mexico S.A. de C.V., the largest shareholder of SPCC. Pursuant to the merger agreement AMC will sell its 99.15 percent shareholding in its subsidiary Minera Mexico, S.A. de C.V. to SPCC, in return for 67.2 million shares of SPCC. Phelps Dodge owns a 14 percent interest in SPCC. Based upon the information provided in SPCC’s Form 8-K filed on October 22, 2004, if this transaction is completed we estimate Phelps Dodge’s interest in SPCC would be diluted to approximately 7.6 percent.

     President Bush signed the American Jobs Creation Act (Act) of 2004 on October 22, 2004. Our initial analysis of the more significant provisions contained in the Act indicates they will have a minor favorable impact on the Company.

     Diesel Fuel and Natural Gas Price Protection Programs

     We purchase significant quantities of diesel fuel and natural gas to operate our facilities as an input to the manufacturing process and as an input for electricity generation and copper refining.

     To reduce the Company’s exposure to price increases in these energy products, the Company enters into energy price protection programs for our North and South American operations. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of out-of-the-money (OTM) diesel fuel and natural gas call option contracts and fixed-price swaps. The OTM call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or strike price. OTM call options are options that have a “strike price” above the current market price for that commodity. Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed price swaps allow us to establish a fixed commodity purchase price for delivery during a specific future period.

     Our diesel fuel price protection program began in North America in 2000 and expanded to our South American mining operations in 2003. At September 30, 2004, we had outstanding diesel fuel option contracts in place to hedge 13.9 million gallons of diesel fuel through December 2004. As of September 30, 2003, our diesel fuel price protection program had 24.9 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of losses or gains on the underlying energy purchases.

     As of September 30, 2004, our natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge 1.9 million decatherms of natural gas through December 2004. As of September 30, 2003, our natural gas price protection program had outstanding natural gas option contracts in place to hedge 9.4 million decatherms of natural gas. Gains and losses on these hedge transactions were substantially offset by a similar amount of losses or gains on the underlying purchases.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in the Company’s market risk during the first nine months of 2004. For additional information on market risk, refer to pages 39 through 41 and 71 through 74 of our report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, and reported in a timely manner.

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

     Part II. Other Information

Item 1. Legal Proceedings

     I. Reference is made to paragraph V of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     The state court action concerning the dissenting Pinal Creek Group member’s contractual liability under the Pinal Creek Group agreement has been settled and the parties’ claims in that litigation have been dismissed with prejudice.

     II. Reference is made to paragraph VIII of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     In August 2004, Cobre Mining Company (Cobre) received a draft closure permit from the New Mexico Environment Department (NMED) and a draft permit revision from the Mining and Minerals Division (MMD) that would approve Cobre’s closeout plan subject to certain conditions. Cobre is reviewing and providing comments to NMED and MMD on the draft permit conditions.

     III. Reference is made to paragraph XI of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     On August 13, 2004, the United Kingdom Environment Agency (Agency) issued a Summons to Columbian Chemicals Company’s Sevalco plant (Sevalco) in Bristol, England, ordering it to appear in Magistrates’ Court on September 28, 2004 (which subsequently was postponed to November 15, 2004) to answer charges concerning the alleged submission of incorrect data to the Agency and operation of a process not in accordance with its operating permit.

     IV. Reference is made to paragraph VI of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2003.

     In an opinion dated October 14, 2004, the Court granted Asarco Incorporated’s motion for summary judgment and entered judgment for Asarco.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (e) Issuer Purchases of Equity Securities

     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended September 30, 2004:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
July 1-31, 2004	2,431	$75.61	—	—
August 1-31, 2004	57	79.72	—	—
September 1-30, 2004	326	89.52	—	—

Total	2,814	$77.31	—	—

*	The shares shown have been repurchased under the Company’s applicable restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, certain employees may elect to satisfy their tax obligations on restricted stock awards by having the Company withhold a portion of their shares of restricted stock. Additionally, the Company repurchases shares in the SSP as a result of changes in investment elections by plan participants.

Item 6. Exhibits and Reports on Form 8-K

(a)	Any exhibits required to be filed by the Company are listed in the Index to Exhibits.

(b)	During the quarter ended September 30, 2004, the Company filed a Current Report on Form 8-K bearing cover date of July 27, 2004, in which the Company reported under Item 12 that it had issued a press release announcing financial results for the three- and six-months ended June 30, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION

(Corporation or Registrant)

Date:	October 28, 2004
By:	/s/ Denise R. Danner
Denise R. Danner
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.