Form 10-K
period 2004-12-31
PHELPS DODGE CORP
filed 2005-03-07
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission file number 1-82

PHELPS DODGE CORPORATION

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1808503 (I.R.S. Employer Identification No.)

One North Central Avenue, Phoenix, AZ (Address of principal executive offices)	85004-4414 (Zip Code)

Registrant’s telephone number, including area code: (602) 366-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $6.25 par value per share Mandatory Convertible Preferred Shares, $1.00 par value per share	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

The aggregate market value of Common Shares of the issuer held by nonaffiliates at June 30, 2004, was approximately $7,267,372,169.

Number of Common Shares outstanding at March 3, 2005: 96,660,599 shares.

Documents Incorporated by Reference:

Document	Location in 10-K

Proxy Statement for 2004 Annual Meeting	Part III

i

PHELPS DODGE CORPORATION
Annual Report on Form 10-K
For the Year Ended December 31, 2004

Table of Contents	Page

PART I.

Items 1. and 2. Business and Properties	1
Phelps Dodge Mining Company	2
Properties, Facilities and Production	2
U.S. Mines	2
South American Mines	4
Manufacturing Segment	5
Primary Molybdenum Segment	5
Worldwide Copper Production, by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production	6
Phelps Dodge Copper Production Data, by Source	7
Phelps Dodge Copper Sales Data, by Source	9
Phelps Dodge Other Metal Production and Sales	9
Phelps Dodge Manufacturing and Sales Production	10
Other Mining	11
Ore Reserves	12
Average Drill-Hole Spacing at Ore Reserve Properties	15
Metallurgical Recovery	15
Mill and Leach Stockpiles	15
Copper and Molybdenum Prices	16
Mineralized Material	17
Sales and Competition	18
Prices, Supply and Consumption	18
Costs	20
Environmental and Other Regulatory Matters	20
Ownership of Property	26
Phelps Dodge Industries	27
Specialty Chemicals Segment	27
Wire and Cable Segment	28
Environmental Matters	29
Labor Matters	30
Research and Development	30
Other Environmental Matters	30
Item 3. Legal Proceedings	32
Item 4. Submission of Matters to a Vote of Security Holders	36
Executive Officers of Phelps Dodge Corporation	37

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters	38

Item 6. Selected Financial Data	39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows	41
Critical Accounting Policies and Estimates	44
Results of Phelps Dodge Mining Company	53
Results of Phelps Dodge Industries	69
Other Matters Relating to the Statement of Consolidated Operations	71
Changes in Financial Condition; Capitalization	74
Capital Outlays	88
Inflation	88
Dividends and Market Price Ranges	88
Quarterly Financial Data	89

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	40

Item 8. Financial Statements and Supplementary Data Index to Consolidated Financial Statements	90

Report of Management on Internal Control Over Financial Reporting	90
Report of Independent Registered Public Accounting Firm	91
Statement of Consolidated Operations	92
Consolidated Balance Sheet	93
Consolidated Statement of Cash Flows	94
Consolidated Statement of Shareholders’ Equity	95
Notes to Consolidated Financial Statements	96
Financial Data by Geographic Area	135
Financial Data by Business Segment	136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	N/A

Item 9A. Controls and Procedures	40

Item 9B. Other Information	N/A

PART III.

Item 10. Directors and Executive Officers of the Registrant	138

Item 11. Executive Compensation	138

Item 12. Security Ownership of Certain Beneficial Owners and Management	138

Item 13. Certain Relationships and Related Transactions	138

Item 14. Principal Accounting Fees and Services	138

Item 15. Exhibits, Financial Statement Schedules	138

Valuation and Qualifying Accounts and Reserves	142

Signatures	143
EXHIBIT 4.11
EXHIBIT 10.10
EXHIBIT 10.14
EXHIBIT 10.15
Exhibit 10.16
EXHIBIT 11
EXHIBIT 12.1
EXHIBIT 12.2
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31
EXHIBIT 32

PHELPS DODGE CORPORATION
2004 Annual Report on Form 10-K

PART I

Items 1. and 2. Business and Properties

     Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or our) is the world’s second largest producer of copper, among the world’s largest carbon black and magnet wire producers, and is the world’s largest producer of continuous-cast copper rod. We also are one of the world’s largest producers/processors of molybdenum and molybdenum products.

     The Company consists of two major divisions: (i) Phelps Dodge Mining Company (PDMC) and (ii) Phelps Dodge Industries (PDI).

     (i) PDMC includes our worldwide, vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and project development programs. PDMC includes 12 reportable segments — Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone (located in the United States), Candelaria/Ojos del Salado, Cerro Verde and El Abra (located in South America), Manufacturing, Sales and Primary Molybdenum — and other mining activities.

     In 2004, PDMC produced 1,260,600 tons of copper on a consolidated basis (1,098,800 tons on a pro rata basis) from worldwide mining operations, and an additional 63,000 tons of copper for our partner’s 15 percent undivided interest in the Morenci mine. Gold, silver, molybdenum, rhenium and sulfuric acid are by-products of our copper and molybdenum operations. Production of copper for our own account from our U.S. operations constituted approximately 51 percent of the copper mined in the United States in 2004. Much of our U.S. copper cathode production, together with additional copper cathode purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. We are also engaged in exploration efforts for metals and minerals throughout the world.

     In 2004, PDMC produced 57.5 million pounds of molybdenum from mining operations. High-purity, chemical-grade molybdenum concentrate is produced at our Henderson mine in Colorado. Most of the concentrate produced at Henderson is roasted at our Fort Madison, Iowa, facility and is further processed at the facility’s chemical plant into value-added molybdenum chemical products. In addition, some of the concentrate is processed into salable molysulfide for use primarily in the lubricant industry.

     Molybdenum concentrate is also produced as a by-product at three of our U.S. copper operations. This concentrate generally is roasted at one of our three roasting operations to produce technical-grade molybdic oxide for sale into the metallurgical markets (i.e., steel industries).

     We also have research and process technology facilities primarily at our Process Technology Center in Safford, Arizona; and a research and development facility for engineered materials at our Climax Technology Center near Sahuarita, Arizona.

     (ii) PDI is our manufacturing division comprising two reportable segments — Specialty Chemicals and Wire and Cable. PDI produces engineered products principally for the global energy, transportation and specialty chemicals sectors.

     We produce specialty chemicals at operations in North America, Europe, South America and Asia through Columbian Chemicals Company, one of the world’s largest producers of carbon black. Carbon black is a reinforcing agent in natural and synthetic rubber that increases the service lives of tires, hoses, belts and other products for the rubber industry. We also produce specialty carbon black for other industrial applications such as pigments for printing, coatings, plastics and other non-rubber applications.

     Our Wire and Cable segment has operations in the United States, Latin America, Asia and Africa. This segment produces magnet wire, copper and aluminum energy cables, specialty conductors and other products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers, medical applications and public utilities.

     The Company is exploring strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth.

     Note 22 to our Consolidated Financial Statements contained herein includes financial data for each of the last three years relating to our business segments, including data by geographic area.

     Phelps Dodge was incorporated as a business corporation under the laws of the state of New York in 1885. Our world headquarters is located in Phoenix, Arizona, and is a leased property. We employed approximately 14,000 people worldwide on February 15, 2005.

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

     Phelps Dodge makes available free of charge on http://www. phelpsdodge.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat® Reader software to view some of these documents, which are in PDF format. If you do not have Adobe Acrobat®, a link to Adobe’s internet site, from which you can download the software, is provided free of charge. The information on Phelps Dodge’s Web site is not incorporated by reference into this report.

PHELPS DODGE MINING COMPANY

     PDMC has six reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria and Chino/Cobre segments produce gold and silver. The Bagdad, Sierrita and Chino mines also produce molybdenum and rhenium as by-products.

     Our Manufacturing segment consists of conversion facilities, including our smelters, refineries and rod mills. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     Our Sales segment functions as an agent to sell copper from our copper production and manufacturing segments. It also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.

     Our Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     The technology center works on new product development and product applications. The principal focus is on molybdenum-based products; however, other metal-based products and application opportunities are also explored. In 2004, a new molybdenum metal powder production facility was commissioned at the technology center in Sahuarita, Arizona, with a capacity of about 1 million pounds per year.

     Our six reportable U.S. Mines segments, the Manufacturing and Sales segments and Other Mining are discussed herein together, where appropriate, as U.S. Mining Operations.

     Our U.S. Mining Operations and our South American Mines are discussed herein together, where appropriate, as our Worldwide Copper Mining Operations.

Properties, Facilities and Production

     Following is a map indicating the approximate location of PDMC’s U.S. copper and molybdenum mines:

United States Mines

U.S. Mines

     We produce electrowon copper cathode at leaching and solution extraction/electrowinning (SX/EW) operations near Tyrone and Silver City, New Mexico (Tyrone (partially curtailed) and Chino (partially curtailed) mines), and Morenci, Miami (curtailed since 2002), Bagdad and Green Valley (Sierrita), Arizona mines. We produce copper concentrate from open-pit mines and concentrators located at Bagdad and Green Valley, Arizona (Bagdad and Sierrita mines, respectively) and Silver City, New Mexico (Chino mine).

     We are the world’s leading producer of copper using the SX/EW process. In 2004, we produced a total of 567,100 tons of copper cathode at our SX/EW facilities in the United States, compared with 569,600 tons in 2003 and 578,700 tons in 2002. SX/EW is a cost-effective process for extracting copper from certain types of ores. SX/EW is a major factor in our continuing efforts to maintain internationally competitive costs. The annual design plating capacity of our electrowon copper plants is 410,000 tons at Morenci, 105,000 tons at Miami, 75,000 tons at Chino, 84,000 tons at Tyrone, 25,000 tons at Sierrita and 32,500 tons at Bagdad, which includes 17,500 tons of capacity associated with its concentrate leach facility.

     Morenci

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

     In 2001, the Company completed its $220 million mine-for-leach project at Morenci. As a result, the Morenci concentrator was placed on care-and-maintenance status. The crushing facility at the Metcalf concentrator continues to process approximately 85,000 tons of ore daily for the expanded leach operation. The mine-for-leach facilities increased Morenci’s annual electrowon cathode production capacity to 410,000 tons. Under certain favorable economic circumstances or as necessitated by the mine plan, Morenci may produce concentrates from primary sulfide ores.

     We are at present a party to litigation that could adversely impact the allocation of available water supplies for the Morenci operation and our other properties in Arizona. (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

     Bagdad

     Our wholly owned Bagdad operation in northwestern Arizona mines copper sulfide and oxide ore. The operation consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, and a leaching system with an SX/EW operation producing copper cathode. In January 2002, as a result of the then-current economic environment, Bagdad’s mill throughput was curtailed temporarily to approximately one-half capacity. Based upon the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance, Bagdad began increasing production in January 2004 and resumed producing at full capacity in the 2004 second quarter.

     In February 2002, we announced that Bagdad would construct a $40 million copper concentrate leaching demonstration plant designed to recover 35 million pounds of commercial-grade copper cathode from chalcopyrite concentrates annually. The plant was commissioned in the 2003 first quarter and achieved full production in the 2003 second quarter. During nine months of operation (April to December 2003), the plant processed 44,200 tons of concentrate and produced approximately 24.4 million pounds of copper cathode. During 2004, the plant processed 58,000 tons of concentrate and produced 34.9 million pounds of copper cathode. This technology could assist in our long-term cost reduction strategy.

     Sierrita

     We own the Sierrita mine near Green Valley, Arizona. The facility consists of an open-pit mine, sulfide ore concentrator producing copper and molybdenum concentrates, two molybdenum roasters and a rhenium processing facility. Sierrita also uses an oxide and low-grade sulfide ore stockpile leaching system with an SX/EW operation to produce copper cathode. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. During 2004, the Sierrita operation entered into a new lease for the property upon which its electrowinning tankhouse facility is located. Construction of a new plant capable of producing approximately 40 million pounds of copper sulfate pentahydrate, as an alternative to cathode production, was completed in late 2004.

     Sierrita’s on-site roasters process molybdenum concentrates produced at Sierrita, Bagdad and Chino, as well as purchased concentrates or concentrates tolled for third parties. The resulting metallurgical grade molybdic oxide and related products are either packaged for shipment to customers worldwide or transported to other Phelps Dodge facilities for further processing.

     At year-end 2001, as a result of the then-current economic environment, mill throughput at the Sierrita mine was reduced temporarily to approximately one-half of its capacity. Based upon the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance, Sierrita began increasing production in January 2004 and resumed producing at full capacity in the 2004 fourth quarter.

     Miami/Bisbee

     Our wholly owned operations at Miami, Arizona, consist of an open-pit copper mine, an SX/EW operation producing copper cathode, a smelter, an acid plant, an electrolytic refinery and a copper rod plant. The small Bisbee precipitation operation is located in southern Arizona. In January 2002, as a result of the then-current economic environment, the Miami mine and refinery were closed temporarily. In January 2003, as a result of reduced production at our Bagdad and Sierrita mines along with reduced toll concentrate terms, the Miami smelter was partially curtailed. For 2004, 2003 and 2002, Miami’s production of 9,800 tons, 17,800 tons and 10,500 tons, respectively, only reflected residual leach production. During 2004, the Miami mine and refinery remained temporarily suspended. However, based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance, the Miami smelter resumed operating at full capacity in the 2004 second quarter.

     Chino/Cobre

     We operate an open-pit copper mine, concentrator, leaching and SX/EW facility near Silver City, New Mexico, and a smelter in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we held a two-thirds interest through December 18, 2003. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owned the remaining one-third interest in Chino. On December 19, 2003, we purchased Heisei’s interest in Chino. Prior to December 19, 2003, each partner purchased its proportionate share of Chino’s copper production each month. Beginning in late 1998 and extending through the first half of 1999, production was curtailed resulting in a reduction of approximately 35,000 tons of annual copper production. In March 2001, the concentrator was temporarily shut down. In January 2002, the Chino mine and smelter were closed temporarily. As planned, Chino’s SX/EW operations continued producing copper through leaching of existing stockpiles. The production from these stockpiles declined steadily during 2002 and 2003. Limited mining for leach material was renewed in April 2003. In September 2003, Chino resumed a full mine-for-leach operation. Based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance, Chino’s milling operations increased to approximately 80 percent of capacity in the 2004 third quarter. A small amount of molybdenum concentrate also is produced at Chino.

     On December 19, 2003, a wholly owned subsidiary of the Company acquired Heisei’s one-third general partnership interest in Chino. In connection with this transaction, Heisei paid on behalf of Chino approximately $64 million in cash to a trust to provide a portion of the financial assurance for mine closure/close out obligations. That amount represents a one-third share of the then-current estimate by the state of New Mexico of the amount of financial assurance Chino must provide in connection with its current permits. In addition, Heisei paid $50 million to the Company’s subsidiary to cover other Heisei obligations. Due to our business expectations and plans, which resulted in significant differences in the assumed operating life of Chino compared with that assumed by Heisei, we recognized an extraordinary gain of $68.3 million upon completing the transaction.

     Cobre Mining Company Inc. (Cobre) is located in southwestern New Mexico adjacent to our Chino operations. The primary assets of Cobre include an open-pit copper mine, a concentrator, and the surrounding 12,000 acres of land, including mineral rights. In 1999, production was suspended, reducing copper production by approximately 35,000 tons per year. In 2004, Cobre resumed limited mining activities, including rehabilitation of haul roads, drilling and blasting to establish new access to mining areas, and cleaning of pit benches. In December 2002, the Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability.

     Tyrone

     Phelps Dodge operates its wholly owned Tyrone open-pit mine and SX/EW plant near Tyrone, New Mexico. Tyrone has been a mine-for-leach operation since 1992. We partially curtailed production at Tyrone in September 2003.

     The recommencement of our curtailed mines, and the one-third share of Chino acquired in December 2003, net of other reductions, increased our 2004 copper production by approximately 64 million pounds (on a consolidated basis) compared with 2003 production. We expect to increase our copper production by approximately 164 million pounds (on a consolidated basis) in 2005 compared with 2004 production. This would bring our pro rata share of copper production in 2005 to approximately 2.3 billion pounds (2.7 billion pounds on a consolidated basis).

     As a result of increased production at Sierrita, Bagdad and Chino, our 2005 molybdenum by-product production is expected to increase by approximately 3 million pounds compared with 2004 production to a total of 33 million pounds.

     Even though we remain optimistic about the copper upturn, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market demand and price swings.

     Following is a map indicating the approximate location of PDMC’s South American mines:

South American Mines

South American Mines

     We produce electrowon copper cathode at leaching and SX/EW operations near Arequipa, Peru, and near Calama, Chile. We produce copper concentrate from an open-pit and two underground mines and concentrators located near Copiapó, Chile.

     In 2004, we produced a total of 337,900 tons of copper cathode at our SX/EW facilities in South America, compared with 346,100 tons in 2003 and 343,500 tons in 2002. Our total annual design capacity of electrowon copper cathode production is 248,000 tons at El Abra and 96,000 tons at Cerro Verde.

     Candelaria/Ojos del Salado

     We operate the Candelaria mine located near Copiapó in the Atacama Desert of northern Chile. The operation consists of an open-pit and underground copper mine, a concentrator, port and associated facilities. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary. Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation own the remaining 20 percent interest. In addition, we own two underground mines, a concentrator and associated infrastructure as part of our Ojos del Salado operation. These facilities are owned through our Chilean subsidiary, Compania Contractual Minera Ojos del Salado. In 2004, due to the rapid increase in copper prices, we resumed operation in the concentrator and one of the underground mines. The facilities had been curtailed since 1998. Sumitomo has agreed in principle, subject to the conditions described below, to acquire an equity position in Ojos del Salado of 20 percent.

     El Abra

     Phelps Dodge owns a 51 percent partnership interest in Sociedad Contractual Minera El Abra (El Abra), a Chilean contractual mining company. El Abra holds mining concessions over more than 33,000 acres of land near Calama in the copper-rich Second Region of northern Chile. The remaining 49 percent is owned by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). The El Abra operation consists of a mine-for-leach, open-pit mining operation that uses three stages of crushing prior to leaching, an on/off heap leach pad, and an SX/EW operation to produce copper cathode. In 2001, El Abra completed a project to leach uncrushed, run-of-mine (ROM) material. The ROM project allows El Abra to better utilize its electrowon facilities. ROM production began in January 2002 with full production from the project achieved in the second half of 2002.

     Cerro Verde

     We own approximately 82.5 percent of the common stock of Sociedad Minera Cerro Verde S.A.A. (Cerro Verde). Compañia de Minas Buenaventura S.A. (Buenaventura), a publicly traded Peruvian mining concern, owns approximately 9.2 percent of the outstanding shares, and the remainder is publicly traded on the Lima Stock Exchange. The Cerro Verde operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open pits, Cerro Verde and Santa Rosa, a heap-leach operation and an SX/EW operation to produce copper cathode. The ore is processed through three stages of crushing and placed on a leach pad after agglomeration.

     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval for an $850 million expansion of the Cerro Verde mine. Final approval was contingent upon receiving all required permits from the Peruvian government and placing necessary financing. The required permits and approvals were obtained in the 2004 fourth quarter. In early February 2005, the board approved moving forward on financing and project development. We expect to finalize financing during 2005.

     Buenaventura has agreed in principle to increase its ownership in Cerro Verde up to a maximum of 20 percent. In addition, Sumitomo Metal Mining Co. Ltd. and Sumitomo Corporation have agreed in principle to acquire jointly an equity position in Cerro Verde of 21 to 25 percent. The Buenaventura and Sumitomo transactions are subject to a variety of conditions, including the approval of their respective boards of directors, the approval of Cerro Verde’s shareholders, and the negotiation and execution of definitive agreements. Phelps Dodge will retain a majority interest in the operation.

     The expansion permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Processing of the sulfide ore body is expected to begin in late 2006. The current copper production at Cerro Verde is approximately 100,000 tons per year. After the expansion, copper production initially will approximate 300,000 tons per year.

Manufacturing Segment

     We own and operate copper smelters in Miami, Arizona, and, through Chino Mines Company (in which we held a two-thirds partnership interest through December 18, 2003, and a 100 percent interest effective December 19, 2003), the Chino smelter in Hurley, New Mexico. In January 2002, the Chino smelter was temporarily closed. We smelt virtually all of our share of our U.S. copper concentrate production and, depending on market circumstances and internal production requirements, concentrate production from our South American operations. In addition, we may purchase concentrate to keep our smelters operating at efficient levels.

     In September 1999, we suspended operations at our Hidalgo smelter in Hidalgo County, New Mexico, due to a general lack of concentrate availability in the United States and depressed copper market fundamentals. This suspension was coincident with the closure of Morenci’s Metcalf concentrator as previously discussed. As a result of the successful acquisition of Cyprus Amax (in which we acquired the Miami smelter) and the decision to convert Morenci to a mine-for-leach operation, we concluded that Hidalgo would probably not be operated in its historic configuration in the foreseeable future. Accordingly, a $201.5 million pre-tax write-down of the Hidalgo assets was taken in 1999. However, it was anticipated at the time that Hidalgo may have a future as a producer of sulfuric acid for the Company’s leaching operations. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined (i) that Hidalgo probably would not be reconfigured to produce acid as originally anticipated and (ii) the net book value of Hidalgo assets probably would not be recovered. In December 2002, the Company recognized an additional $12.9 million (before and after taxes) impairment charge to write down Hidalgo’s assets to their estimated fair value. At the time of the impairment, it was determined that the power facilities would continue to generate electricity when needed, and the facility would continue to be a backup source of acid if conditions warranted. The Company also recognized a $7.0 million (before and after taxes) charge for the estimated remaining cost of its closure obligation at Hidalgo. As a result of a sale of a portion of the facility in the 2004 third quarter, the Company wrote down the remaining Hidalgo assets by $1.1 million to current fair value. The smelter and ancillary buildings currently are expected to be demolished in 2005-2006.

     We refine our share of anode copper production from our smelters at our refineries in El Paso, Texas, and Miami, Arizona. From 2000 to 2004, the El Paso refinery operated significantly below capacity due to the late-1999 closing of the Hidalgo smelter, the conversion of the Morenci operation to a mine-for-leach operation in 2001 and the curtailment of certain production facilities in early 2002. The closure of the Hidalgo smelter resulted not only in a curtailment of operations at our El Paso refinery, but also a reduction of approximately 200 refinery jobs. As a result of production curtailments announced in the 2001 fourth quarter, the Miami refinery was temporarily closed.

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

     Our El Paso refinery also produces copper sulfate, nickel sulfate (converted to nickel carbonate production in 2004), copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

     We are the world’s largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of our refined copper and additional purchased copper cathode are converted into rod at our continuous-cast copper rod facilities in El Paso, Texas; Norwich, Connecticut; Miami, Arizona; and Chicago, Illinois. Our four plants have a collective annual capacity to convert more than 1.1 million tons of refined copper into rod and other refined copper products.

Primary Molybdenum Segment

     See the United States Mines map on page 2 for the location of our molybdenum mines.

     Phelps Dodge owns the underground Henderson molybdenum mine near Empire, Colorado. The operation consists of an underground block-cave mine where molybdenite ore is mined and transported to a conventional sulfide concentrator. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum disulfide concentrate containing up to 58 percent molybdenum. Most of the concentrate is shipped to our Fort Madison, Iowa, roasting and chemical processing facility where high-purity products are made for final sale to customers. A portion of Henderson’s production is further refined and sold to customers as molysulfide.

     In May 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its Henderson workforce by approximately 130 workers. In 2001, 2002 and 2003, the previously announced production curtailment essentially remained in place. In 2004, based on rapidly increasing molybdenum prices and our view of market fundamentals for molybdenum, we increased annual production at Henderson to approximately 28 million pounds. Henderson is currently developing the new 7210 foot production level. This level is expected to be capable of producing up to 40 million pounds annually by mid-2006, concurrent with the depletion of ore at the 7700 foot production level of the mine that has been the principal ore production level since 1991.

     Phelps Dodge also owns the Climax molybdenum mine near Leadville, Colorado. The operation consists of both an underground and open-pit mine, and a 16,000-ton-per-day concentrator. The Climax molybdenum mine was placed on care-and-maintenance in 1995 by the predecessor owner. At year-end 2004, as well as at the time of acquisition, we expected to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine ore reserves for continued long-term primary molybdenum supply for the chemicals business. Nonetheless, we continue to evaluate short- and mid-term production opportunities for the Climax mine based on market conditions and projections as well as manage the facility in a manner that allows its production to commence in a timely and efficient manner. The property comprises more than 14,000 acres.

     Phelps Dodge processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical-grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, molybdenum metal powders and molysulfide. The Company operates molybdenum roasters at Green Valley, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands.

     The Fort Madison, Iowa, facility consists of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet chemicals plant and sublimation equipment. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molysulfide.

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

     Climax has a technology center located in Sahuarita, Arizona, that is focused on new product development and product applications. In 2004, operation of a new molybdenum metal powder production facility, with a capacity of about one million pounds annually, was commissioned to produce value-added products. In addition, work at the technology center is focused on non-molybdenum-based, value-added engineered products and applications.

Worldwide Copper Production, by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production

     The following tables show our worldwide copper production by source for the years 2000 through 2004; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:

•	restart of Ojos del Salado underground mining and milling operations in the 2004 second quarter;

•	curtailment of Chino operations beginning in the 1998 fourth quarter, followed by temporary shut-down of the concentrator in March 2001 and temporary closure of the mine and smelter in January 2002, a partial restart of mining for leach material in April 2003 with a full restart of mining for leach materials in September 2003, and an increase in milling operations to 80 percent of capacity in the 2004 third quarter;

•	partial curtailment at Tyrone beginning in September 2003;

•	completion of the run-of-mine leach project at El Abra with production commencing January 2002;

•	temporary closure of the Miami mine and refinery in January 2002;

•	partial curtailment of Miami’s smelter throughput in January 2003, followed by restart at full capacity in the 2004 second quarter;

•	curtailment of mill throughput at Bagdad to approximately one-half capacity in January 2002, followed by an increase in mill throughput to approximately 80 percent in January 2003, and an increase in production in January 2004, reaching capacity in the 2004 second quarter;

•	curtailment of mill throughput at Sierrita to approximately one-half capacity in January 2002, followed by an increase in production in January 2004, reaching capacity in the 2004 fourth quarter;

•	conversion of Morenci operations to mine-for-leach during 1999 and 2000, with completion in the 2001 first quarter;

•	partial curtailment of Henderson operations beginning in the 2000 second quarter, followed by an increase in production to approximately 28 million pounds by the end of 2004, and;

•	temporary closure of the Hidalgo smelter facilities in September 1999 with a decision in the 2002 fourth quarter that Hidalgo would be a back-up alternative to supply acid, write down of remaining Hidalgo assets to fair value in the 2004 third quarter with the smelter and ancillary buildings currently expected to be demolished in 2005-2006.

Phelps Dodge Copper Production Data, by Source

(thousand tons)

	2004	2003	2002	2001	2000
Material mined (a)
Morenci	234,491	237,338	248,505	281,474	274,871
Bagdad	61,194	48,935	42,912	63,680	69,101
Sierrita	53,231	35,525	23,066	60,869	75,319
Miami	—	—	—	32,702	46,446
Chino	43,443	12,299	220	59,277	61,519
Tyrone	1,647	16,319	45,515	73,990	113,937
Candelaria	106,585	108,442	109,211	126,509	128,464
Ojos del Salado	836	—	—	—	—
Cerro Verde	75,727	72,965	75,982	68,685	61,400
El Abra	83,705	87,682	76,831	82,737	67,786

Total material mined	660,859	619,505	622,242	849,923	898,843
Less 15% undivided interest at Morenci	35,174	35,601	37,276	42,220	41,231

Material mined on a consolidated basis	625,685	583,904	584,966	807,703	857,612
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	3,785	73	19,758	20,506
Candelaria (c)	21,317	21,688	21,842	25,302	25,693
El Abra (d)	41,015	42,964	37,647	40,541	33,215

Material mined on a pro rata basis	563,353	515,467	525,404	722,102	778,198

Mill ore processed
Morenci	—	—	—	4,301	26,698
Bagdad	27,157	26,103	19,783	31,667	29,846
Sierrita	34,885	26,654	21,439	38,133	38,319
Chino	4,895	—	—	3,109	13,889
Candelaria (e)	27,318	26,407	28,507	27,365	26,165
Ojos del Salado	742	—	—	—	—

Total mill ore processed	94,997	79,164	69,729	104,575	134,917
Less 15% undivided interest at Morenci	—	—	—	645	4,004

Mill ore processed on a consolidated basis	94,997	79,164	69,729	103,930	130,913
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	1,036	4,630
Candelaria (c)	5,464	5,281	5,701	5,473	5,233

Mill ore processed on a pro rata basis	89,533	73,883	64,028	97,421	121,050

Leach ore placed in stockpiles
Morenci	224,918	228,940	241,955	258,202	236,696
Bagdad (f)	23,627	—	328	696	—
Sierrita	1,330	375	170	14,347	18,386
Miami	—	—	—	10,208	11,032
Chino (f)	30,799	11,066	198	31,009	12,875
Tyrone (f)	18,185	10,722	34,835	27,513	51,446
Cerro Verde	22,628	21,014	24,096	23,436	17,833
El Abra	71,361	80,604	71,224	75,875	62,042

Total leach ore placed in stockpiles	392,848	352,721	372,806	441,286	410,310
Less 15% undivided interest at Morenci	33,738	34,341	36,293	38,729	35,503

Leach ore placed in stockpiles on a consolidated basis	359,110	318,380	336,513	402,557	374,807
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	3,376	66	10,336	4,292
El Abra (d)	34,967	39,496	34,900	37,179	30,401

Leach ore placed in stockpiles on a pro rata basis	324,143	275,508	301,547	355,042	340,114

See footnote explanations on page 10.

Phelps Dodge Copper Production Data, by Source

(thousand tons)

	2004	2003	2002	2001	2000
Grade of ore mined — percent copper
Morenci — mill	—	—	—	0.78	0.71
Morenci — leach	0.29	0.28	0.28	0.30	0.26
Bagdad — mill	0.41	0.43	0.43	0.43	0.43
Bagdad — leach	0.09	—	0.29	0.28	—
Sierrita — mill	0.25	0.29	0.32	0.29	0.29
Sierrita — leach	0.23	0.26	0.21	0.22	0.20
Miami — leach	—	—	—	0.41	0.71
Chino — mill	0.81	—	—	0.79	0.83
Chino — leach	0.35	0.80	0.29	0.48	0.22
Tyrone — leach	0.17	0.34	0.35	0.29	0.26
Candelaria — mill	0.89	0.97	0.84	0.96	0.93
Ojos del Salado — mill	1.57	—	—	—	—
Cerro Verde — leach	0.66	0.60	0.55	0.53	0.59
El Abra — leach	0.47	0.49	0.50	0.60	0.56
Average copper grade — mill	0.52	0.56	0.56	0.54	0.59
Average copper grade — leach	0.33	0.37	0.35	0.38	0.33

Copper production
Morenci:
Concentrate	—	—	—	23.5	132.3
Electrowon	420.3	421.2	412.7	368.1	284.7
Bagdad:
Concentrate	82.1	82.5	68.4	118.1	111.5
Electrowon	28.0	24.5	15.6	10.5	11.8
Sierrita:
Concentrate	73.5	66.3	60.0	94.6	95.9
Electrowon	4.0	9.3	16.2	26.3	26.5
Miami:
Electrowon	9.8	17.8	10.5	44.1	59.3
Bisbee:
Precipitate	—	—	0.1	0.2	0.1
Chino:
Concentrate	29.8	—	—	18.3	87.0
Electrowon	61.9	39.9	53.8	59.9	48.6
Tyrone:
Electrowon	43.1	56.9	69.9	76.4	79.3
Candelaria:
Concentrate	220.5	234.5	219.5	243.2	224.7
Ojos del Salado:
Concentrate	10.4	—	—	—	—
Cerro Verde:
Electrowon	97.6	96.3	95.3	84.9	78.7
El Abra:
Electrowon	240.3	249.8	248.2	239.8	217.4
Manufacturing (g)	2.3	6.6	5.4	3.0	1.2

Total copper production	1,323.6	1,305.6	1,275.6	1,410.9	1,459.0
Less 15% undivided interest at Morenci	63.0	63.3	61.9	58.8	62.5

Copper production on a consolidated basis	1,260.6	1,242.3	1,213.7	1,352.1	1,396.5
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	12.5	17.9	26.1	45.2
Candelaria (c)	44.1	46.9	43.9	48.6	45.0
El Abra (d)	117.7	122.4	121.7	117.5	106.5
Manufacturing (g)	—	1.2	1.4	(0.2)	(0.5)

Copper production on a pro rata basis	1,098.8	1,059.3	1,028.8	1,160.1	1,200.3

See footnote explanations on page 10.

Phelps Dodge Copper Sales Data, by Source

(thousand tons)

	2004	2003	2002	2001	2000
Copper sales:
From own mines (h):
Morenci	420.3	421.2	412.7	391.8	416.9
Bagdad	111.9	111.0	92.3	132.9	123.3
Sierrita	79.2	79.3	83.8	125.1	122.4
Miami	10.9	20.0	15.2	46.6	59.2
Bisbee	—	—	0.1	0.3	0.1
Chino	91.7	40.7	53.7	78.2	135.6
Tyrone	43.1	56.9	69.9	76.4	79.2
Candelaria	223.2	234.3	218.3	237.6	226.9
Ojos del Salado	10.3	—	—	—	—
Cerro Verde	98.2	95.6	94.9	84.7	78.8
El Abra	240.8	251.8	254.1	248.4	214.7
Manufacturing (g)	2.3	6.6	5.9	4.2	2.6

Total copper sales from own mines	1,331.9	1,317.4	1,300.9	1,426.2	1,459.7
Less 15% undivided interest at Morenci	63.0	63.3	61.9	58.8	62.5

Copper sales from own mines on a consolidated basis	1,268.9	1,254.1	1,239.0	1,367.4	1,397.2
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	13.3	17.9	26.1	45.2
Candelaria (c)	44.6	46.9	43.7	47.5	45.4
El Abra (d)	118.0	123.4	124.5	121.7	105.2
Manufacturing (g)	—	1.2	1.8	1.3	0.8

Copper sales from own mines on a pro rata basis	1,106.3	1,069.3	1,051.1	1,170.8	1,200.6
Purchased copper:
Candelaria (c)	37.1	22.1	35.8	37.0	5.0
El Abra (d)	—	7.3	56.5	5.8	—
Manufacturing (g)	394.0	274.6	267.7	342.6	435.0
Sales	1.9	70.5	83.0	75.8	55.0

Total purchased copper	433.0	374.5	443.0	461.2	495.0

Total copper sales on a consolidated basis (i)	1,701.9	N/A	N/A	N/A	N/A

Total copper sales on a pro rata basis (i)	N/A	1,443.8	1,494.1	1,632.0	1,695.6

Phelps Dodge Other Metal Production and Sales

	2004	2003	2002	2001	2000
Gold (thousand ounces)
Total production	134	129	132	140	151
Less minority participants’ shares previously accounted for on a pro rata basis:	23	26	24	31	33

Net Phelps Dodge share	111	103	108	109	118

Sales (h)	112	108	136	77	120

Silver (thousand ounces)
Total production	3,018	2,754	2,582	3,773	4,985
Less minority participants’ shares previously accounted for on a pro rata basis:	284	265	225	490	657

Net Phelps Dodge share	2,734	2,489	2,357	3,283	4,328

Sales (h)	3,249	2,292	3,317	2,504	4,813

Molybdenum (thousand pounds)
Primary Molybdenum:
Henderson	27,520	22,247	20,517	18,603	19,727
By-product	29,969	29,747	24,448	36,912	31,751

Total production	57,489	51,994	44,965	55,515	51,478
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	50	419

Net Phelps Dodge share	57,489	51,994	44,965	55,465	51,059

Sales — Net Phelps Dodge share from own mines (h)	63,108	54,158	46,665	55,105	57,988
Purchased molybdenum	12,844	8,199	7,393	1,609	—

Total sales	75,952	62,357	54,058	56,714	57,988

Sulfuric acid (thousand tons)
Total production from copper smelters (j)	722.0	647.6	748.6	1,236.7	1,231.8
Less minority participants’ shares previously accounted for on a pro rata basis:	—	—	1.6	190.2	186.3

Net Phelps Dodge share	722.0	647.6	747.0	1,046.5	1,045.5

Sales from copper smelters (j)	99.0	45.5	14.5	15.9	35.0

See footnote explanations on page 10.

Prices

(per pound)

	2004	2003	2002	2001	2000
COMEX — copper price (k)	$1.29	0.81	0.72	0.73	0.84
LME — copper price (l)	$1.30	0.81	0.71	0.72	0.82
Metals Week - molybdenum Dealer Oxide mean price (m)	$16.41	5.32	3.77	2.36	2.56

Phelps Dodge Manufacturing and Sales Production

	2004	2003	2002	2001	2000
Smelters (n)
Total copper (thousand tons)	214.4	200.8	243.8	463.5	439.8
Less minority participants’ shares previously accounted for on a pro rata basis:	—	—	0.5	36.7	49.5

Net Phelps Dodge share	214.4	200.8	243.3	426.8	390.3

Refineries (o)
Copper (thousand tons)	308.4	284.6	319.6	502.6	471.2
Gold (thousand ounces) (p)	—	—	79.0	86.6	52.6
Silver (thousand ounces) (p)	—	—	1,786.0	3,719.1	3,838.9

Rod (q)
Total copper (thousand tons)	1,014.6	825.8	850.6	879.8	1,153.9

Footnotes to tables on pages 7 through 10:

(a)	Included material mined for leaching operations, excluded material mined from stockpiles.

(b)	Reflected a one-third partnership interest in Chino Mines Company from January 1, 2003 to December 18, 2003 (mining interest acquired by Phelps Dodge Mining Company on December 19, 2003).

(c)	Reflected a 20 percent partnership interest in Candelaria.

(d)	Reflected a 49 percent partnership interest in El Abra.

(e)	Included mill ore from stockpiles.

(f)	Leach ore placed in the stockpiles included previously considered waste material that is now being leached.

(g)	Included smelter production from custom receipts and fluxes as well as tolling gains or losses.

(h)	Excluded sales of purchased copper, molybdenum, silver and gold.

(i)	2004 reflected full consolidation of El Abra and Candelaria, 2003 and prior reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

(j)	Sulfuric acid production resulted from smelter air quality control operations; sales do not include internal usage.

(k)	New York Commodity Exchange annual average spot price per pound — cathodes.

(l)	London Metal Exchange annual average spot price per pound — cathodes.

(m)	Annual Metals Week molybdenum Dealer Oxide mean price per pound — as quoted in Platts Metals Week.

(n)	Included production from purchased concentrates and copper smelted for others on a toll basis.

(o)	Included production from purchased material and copper refined for others on a toll basis.

(p)	El Paso closed its precious metals processing facility in the fourth quarter of 2002.

(q)	Included rod, wire, oxygen-free billets/cakes, scrap and other shapes.

Other Mining

     Other mining comprises our worldwide mineral exploration and development programs, a process technology center that directs its activities at improving existing processes and developing new cost-competitive technologies, other ancillary operations and mining investments.

     Exploration

     Our exploration group’s primary objectives are to increase PDMC’s ore reserve base through discoveries and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Exploration is focused on finding large-scale copper and copper/gold deposits in the four principal copper-producing regions of the world: southwest U.S./Mexico, South American Cordillera, Central Africa and Australasia, as well as in other highly prospective areas. This group operates in more than 12 countries and maintains offices in Australia, Brazil, Bulgaria, Canada, Chile, Mexico, Peru, the Philippines and the United States.

     In 2004, Phelps Dodge expended $35.6 million on worldwide exploration, compared with $25.8 million in 2003 and $20.0 million in 2002. Approximately 40 percent of the 2004 expenditures occurred in the United States, with 31 percent being spent at our U.S. mine sites and the remainder for support of U.S. and international exploration activities. This compares with 32 percent in 2003 (25 percent at U.S. mine sites) and 33 percent in 2002 (24 percent at U.S. mine sites). The balance of our exploration expenditures was spent principally in Chile, Central Africa, Australasia, Europe, Peru, Mexico, Brazil and Canada, including 16 percent at our South American mine sites.

     During 2004, exploration efforts continued at our existing copper operations. The underground decline at Candelaria, designed to provide exploration drilling access to a high-grade, underground zone of mineralization at depth adjacent to the Candelaria open pit, was completed and significant progress was made on a definition drilling program. In 2004, Cerro Verde, Morenci and Candelaria mines added reserves.

     In 2004, an updated feasibility study was completed on our Safford project in eastern Arizona. The Bureau of Land Management issued a Record of Decision in July 2004, another step toward environmental permitting that will enable development of the Dos Pobres and San Juan deposits. The two deposits contain an estimated total of 538 million tons of leachable reserves with an ore grade of 0.37 percent copper.

     In December 2004, Phelps Dodge Mining (Zambia) Ltd., a subsidiary of Phelps Dodge Corporation, sold the remaining portion (49 percent) of the Lumwana exploration property to Equinox Minerals Ltd. for $5.0 million in cash and a 1 percent future production royalty. Lumwana is a copper deposit in the Zambian copper belt located in northwestern Zambia.

     In October 2003, Phelps Dodge Australasia, Inc., a subsidiary of Phelps Dodge Corporation, sold its Australian exploration property portfolio to Red Metal Limited, a newly formed junior mining exploration company that listed on the Australian Stock Exchange. As consideration, Phelps Dodge Australasia acquired a 15 percent shareholding in Red Metal Limited and rights to acquire interests in properties explored.

     During 2003, the Company entered into a joint venture agreement with Dynatec Corporation relating to the Ambatovy nickel/cobalt deposit in central Madagascar. As of mid-year 2004, Dynatec completed its portion of the agreement and Phelps Dodge transferred a 53 percent interest in the project to Dynatec. In February 2005, the Company sold its remaining 47 percent interest in the project to Dynatec in exchange for 20.9 million common shares, subject to certain holding restrictions, resulting in a 9.9 percent interest in Dynatec Corporation. We also received 100 preferred shares of Dynatec Corporation (BVI) Inc., a wholly owned subsidiary of Dynatec Corporation. The preferred shares are subject to a put/call arrangement that upon certain triggering events, including the commencement of commercial production, would entitle the Company to receive in the form of cash and stock the difference between $70 million and the then-current value of the 20.9 million Dynatec shares.

     In August 2002, Phelps Dodge announced it had replaced BHP Billiton as option holder under an existing agreement among BHP Billiton, Tenke Mining Corp. and others to acquire a controlling interest and operatorship in the Tenke Fungurume Mining (TFM) copper/cobalt project in the Democratic Republic of the Congo. On January 16, 2004, Phelps Dodge Exploration Corporation entered into a joint venture agreement with Tenke Holdings Limited with respect to the exploration, development and, if warranted, commercial production associated with the TFM copper/cobalt mineral deposit. Phelps Dodge has an option to acquire a 70 percent interest in the joint venture, which currently has a 55 percent ownership in TFM.

     In October 2001, Phelps Dodge sold its 50 percent interest in Mineração Serra do Sossego to Companhia Vale do Rio Doce (CVRD) for $42.5 million in cash. Sossego is a copper-gold mine in the Carajas region of Brazil.

     Process Technology

     The objective of PDMC’s process technology center (PTC) in Safford, Arizona, is to enhance and strengthen Phelps Dodge’s competitive position in the world copper market. The PTC provides metallurgical process development capabilities, process optimization services, metallurgical testing and advanced material characterization services to meet the needs of PDMC and its operations. The PTC is ISO-9001-2000 certified. The activities at PTC are directed at the development of new cost-competitive, “step change” technologies and the continuous improvement of existing processes (“optimization”). A strong focus is maintained on the effective implementation, transfer and sharing of technology within PDMC operations and projects. The PTC employs approximately 96 engineers, scientists and technical support staff. The facilities include:

•	a large-diameter, column-leach facility for testing run-of-mine material, which is capable of processing up to approximately 600 tons of ore annually;

•	a continuous SX/EW test facility capable of producing 1.5 tons of copper cathode per day;

•	a small-diameter, column-leach facility with a capacity of about 250 individual tests per year for crushed material;

•	a metallurgical laboratory for the development of biological leaching processes and enhancements and other biological applications; and

•	a state-of-the-art material characterization laboratory with advanced mineralogy, analytical chemistry and metallography capabilities.

     The principal areas of activity include hydrometallurgy, mineral processing (comminution and flotation), material characterization and technical information services. Some of the most important projects and milestones in 2004 were as follows:

•	Successful operation of the high-temperature concentrate pressure leaching plant at the Bagdad mine continued throughout the year. The facility is the first of its kind in the world to use high-temperature pressure leaching to process chalcopyrite concentrates. The technology is proprietary and is covered under a Technology Development Agreement between Phelps Dodge and Placer Dome, Inc. The plant was designed to produce 35 million pounds of copper cathode annually. The plant was commissioned in the first quarter of 2003 to operate in the high-temperature mode, and achieved full production in the second quarter of 2003. During 2004, the plant processed 58,000 tons of concentrate and produced approximately 34.9 million pounds of copper cathode. Average extraction of copper from concentrate was 98.9 percent, slightly more than design recovery. Plant availability averaged 83 percent during 2004.

•	In March 2004, a decision was made to convert the Bagdad concentrate leaching facility to the medium-temperature mode of operation to prove up this alternative technology that generates significantly less sulfuric acid and requires less oxygen than the high-temperature process. The facility was shut down in December to allow tie-ins for the conversion to a medium-temperature operation. New proprietary direct electrowinning technology is being incorporated into the design and is an important feature of this process. The conversion to the medium temperature operating mode is anticipated to be completed in the first quarter of 2005. Start up of the facility is scheduled for the second quarter of 2005. The facility is planned to operate for a period of approximately eight months. This process has potential application for operations and projects where by-product sulfuric acid cannot be beneficially used in stockpile or heap leaching operations.

•	Construction of a Central Analytical Service Center (CASC) to provide routine analytical services for PDMC’s operations in Arizona and New Mexico was commenced. The facility, located in Safford, Arizona, is expected to be completed by the end of 2005. The CASC will replace existing analytical facilities at most of the existing mine sites and will ensure that high-quality, timely and cost-effective analytical capability is provided to PDMC’s operations on a consistent basis.

•	The advancement of proprietary technology for heap and stockpile leaching of low-grade chalcopyrite ores including the continued operation of a large-scale demonstration plant at Bagdad continued.

•	Alternative technologies to reduce the cost of copper electrowinning were investigated.

•	Alternative sulfuric acid production techniques were also investigated.

•	Alternative copper products and production techniques were developed.

     Total expenditures for PTC in 2004 were approximately $26 million, compared with $18 million in 2003 and $13 million in 2002. PDMC intends to advance all of these research and development projects aggressively in 2005; however, there is no assurance that any of these technologies will be commercialized.

     Other Ancillary Operations

     Our Tohono copper operation in south central Arizona includes an SX/EW facility capable of producing copper cathode. It is located on land leased from the Tohono O’odham Nation. Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005.

     Mining Investments

     We own a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V. (Grupo Mexico), with a 54.2 percent interest, and Cerro Trading Company, Inc., with a 14.2 percent interest. A total of 17.6 percent interest is publicly held.

     On October 21, 2004, SPCC announced it had executed a merger agreement with Americas Mining Corporation (AMC), a subsidiary of Grupo Mexico, the largest shareholder of SPCC. Pursuant to the merger agreement, AMC will sell its 99.15 percent shareholding in its subsidiary, Minera Mexico, S.A. de C.V., to SPCC in return for 67.2 million shares of SPCC. Based upon the information provided in SPCC’s Form 8-K filed on October 22, 2004, if this transaction is completed, we estimate Phelps Dodge’s interest in SPCC would be diluted to approximately 7.6 percent.

     On December 22, 2004, the Company entered into a letter agreement with Grupo Mexico whereby Grupo Mexico agreed to use reasonable best efforts to cause SPCC to sign a registration rights agreement that will lead to the registration of PD’s shares in SPCC. Under the proposed registration rights agreement, the Company would have the flexibility to sell its shares as part of an underwritten public offering for a period of time or, at a later time, sell its shares in the market, subject to certain restrictions to be provided in the agreement.

     SPCC’s results are not included in our earnings because we account for our investment in SPCC on a cost basis. During 2004, we received dividend payments of $26.7 million from SPCC, compared with $6.3 million and $4.0 million in 2003 and 2002, respectively.

Ore Reserves

     Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their constituent values. Estimates of our ore reserves are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. In our opinion, the sites for such samplings are spaced sufficiently closely and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserve estimates include assessments of the resource, mining and metallurgy as well as consideration of economic, marketing, legal, environmental, social and governmental factors.

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

     Proven and probable ore reserves at December 31, 2004, and 2003, for each of our operating, curtailed and development properties are summarized on the following page.

	Total Ore Reserves Estimated at December 31, 2004 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)
Operating and Curtailed Operations
Morenci (2)	224.0	0.46	—	585.7	0.55	2,434.1	0.19	85.0
Bagdad (3)	676.3	0.34	0.02	—	—	14.4	0.29	100.0
Sierrita (3)	1,075.1	0.26	0.03	—	—	27.1	0.18	100.0
Miami (4)	—	—	—	—	—	126.4	0.37	100.0
Chino (3)	111.4	0.71	0.02	—	—	282.6	0.39	100.0
Cobre (4) & (8)	57.6	0.55	—	—	—	77.8	0.26	100.0
Tyrone	—	—	—	—	—	274.7	0.31	100.0
Candelaria (5) & (6)	422.0	0.72	—	—	—	—	—	80.0
Ojos del Salado (5)	17.9	1.31	—	—	—	—	—	100.0
Cerro Verde (7)	1,428.1	0.49	0.02	228.0	0.57	159.2	0.27	82.5
El Abra	—	—	—	243.4	0.49	239.5	0.29	51.0
Primary Molybdenum:
Climax (4)	156.4	—	0.19	—	—	—	—	100.0
Henderson	158.7	—	0.21	—	—	—	—	100.0

Undeveloped Copper Ore Reserves - require substantial capital investments to bring into production
Safford (8)	—	—	—	455.3	0.40	82.7	0.21	100.0

	Total Ore Reserves Estimated at December 31, 2003 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)
Operating and Curtailed Operations
Morenci	178.7	0.46	—	575.3	0.54	2,044.6	0.18	85.0
Bagdad	797.9	0.36	0.02	—	—	14.8	0.28	100.0
Sierrita	1,199.9	0.26	0.03	—	—	35.8	0.18	100.0
Miami	—	—	—	—	—	126.3	0.37	100.0
Chino	182.1	0.61	0.02	—	—	239.0	0.42	100.0
Cobre	57.6	0.55	—	—	—	77.8	0.26	100.0
Tyrone	—	—	—	—	—	252.2	0.31	100.0
Candelaria	332.2	0.76	—	—	—	—	—	80.0
Ojos del Salado	18.7	1.32	—	—	—	—	—	100.0
Cerro Verde	—	—	—	156.8	0.69	104.0	0.32	82.5
El Abra	—	—	—	267.8	0.53	269.5	0.29	51.0
Primary Molybdenum:
Climax	156.4	—	0.19	—	—	—	—	100.0
Henderson	165.8	—	0.21	—	—	—	—	100.0

Undeveloped Copper Ore Reserves - require substantial capital investments to bring into production
Cerro Verde	464.0	0.61	0.02	—	—	—	—	82.5
Safford	—	—	—	447.2	0.40	86.1	0.20	100.0

(1)	Total ore reserves estimated (i) are presented on a 100% basis (i.e., included 100 percent of Morenci, Candelaria, Cerro Verde and El Abra), (ii) included only in-situ tonnages, and (iii) excluded stockpiled ores.

(2)	Morenci ore reserves increased with the inclusion of additional ore reserves in the Shannon, American Mountain and Garfield areas.

(3)	Bagdad, Sierrita, and Chino ore reserves reflected new pit designs based on updated slope and economic parameters.

(4)	Miami and Climax properties have been on care-and-maintenance status with no mining taking place; Cobre had limited activity in 2004 to improve and establish access to mining areas.

(5)	The Candelaria and Ojos del Salado deposits also contained 0.004 ounces and 0.008 ounces of gold per ton, respectively.

(6)	The Candelaria ore reserves included 486,000 tons of underground ore reserves from the Candelaria Norte area.

(7)	Cerro Verde millable ore reserves reflected the approved development of the mill project.

(8)	The Safford and Hanover (Cobre) leach deposits were at various stages of the permitting process.

Average Drill-Hole Spacing at Ore Reserve Properties

     The following table sets forth the average drill-hole spacing for proven and probable ore reserves by process types:

	As of December 31, 2004
	Proven		Probable
	(average spacing-feet)		(average spacing-feet)
Property	Mill	Leach	Mill	Leach
Morenci	283	283	400	400
Bagdad	190	81	441	323
Sierrita	221	144	337	244
Miami	N/A	200	N/A	300
Chino	141	200	200	283
Cobre	150	200	200	300
Tyrone	N/A	283	N/A	283
Candelaria	115	N/A	230	N/A
Ojos del Salado	82	N/A	164	N/A
Cerro Verde	196	121	444	303
El Abra	N/A	197	N/A	328
Climax	200	N/A	200	N/A
Henderson	65	N/A	290	N/A
Safford	N/A	200	N/A	400

Metallurgical Recovery

     The following table sets forth the average expected metallurgical recovery by process type:

	As of December 31, 2004
	Copper		Molybdenum
Property	Mill % (a)	Leach % (b)	Mill % (c)
Morenci	80.5	58.4	N/A
Bagdad	85.9	47.7	71.1
Sierrita	81.7	52.7	78.5
Miami	N/A	64.9	N/A
Chino	79.6	66.8	35.9
Cobre	85.5	69.9	N/A
Tyrone	N/A	64.0	N/A
Candelaria	91.3	N/A	N/A
Ojos del Salado	90.2	N/A	N/A
Cerro Verde	85.3	71.2	54.8
El Abra	N/A	61.5	N/A
Climax	N/A	N/A	85.1
Henderson	N/A	N/A	86.3
Safford	N/A	70.2	N/A

(a)	Mill recoveries include expected mill and smelter recoveries and an allowance for concentrate transportation losses.

(b)	Leach recoveries are the expected total recoveries over multiple leach cycles.

(c)	Molybdenum recoveries include mill recoveries and roaster deductions.

Mill and Leach Stockpiles

     Stockpiled copper-bearing material that has been removed from the mine, and for which we have reasonable certainty of processing, is summarized below. We begin capitalization of costs for mill and leach stockpiles when we have reasonable certainty that the material will be processed. The capitalized costs are evaluated periodically to ensure carrying amounts are stated at the lower of cost or market. (Refer to Notes 1 and 7 to the Consolidated Financial Statements for additional financial information regarding mill and leach stockpiles.) Effective January 1, 2004, for accounting purposes, El Abra (51 percent) and Candelaria (80 percent) are fully consolidated. Prior to 2004, these entities were accounted for on a pro rata basis. The Phelps Dodge pro rata basis in the tables below reflects our ownership interests in El Abra, Candelaria and Morenci (85 percent). Cerro Verde is included at 100 percent for all categories presented.

(in million tons)

	2004
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper
Mill stockpiles:
100% basis	96	0.48	83.1	0.4
Consolidated basis				0.4
Phelps Dodge pro rata basis				0.3

Leach stockpiles:
100% basis	8,331	0.27	6.4	1.4
Consolidated basis				1.4
Phelps Dodge pro rata basis				1.3

* Copper grade when placed.

(in million tons)

	2003
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper
Mill stockpiles:
100% basis	63	0.45	83.6	0.2
Phelps Dodge pro rata basis				0.2

Leach stockpiles:
100% basis	7,974	0.27	7.3	1.6
Phelps Dodge pro rata basis				1.4

* Copper grade when placed.

     We employ reasonable estimation methods to determine copper contained in mill and leach stockpiles.

     Mill Stockpiles

     Mill stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper by milling, concentrating, smelting and refining. The quantity of material delivered to the stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated copper grades of the material delivered to the mill stockpiles.

     Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are adjusted as material is added or removed.

     Leach Stockpiles

     Leach stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper through a leaching process. Leach stockpiles are exposed to acidic solutions that dissolve contained copper and deliver the copper in solution to the extraction processing facilities. The quantity of material is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated copper grade of the material delivered to the leach stockpiles.

     Expected copper recovery rates are determined using small-scale laboratory tests, medium-and large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type.

     Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to more than 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take many years.

     The estimated recoverable copper contained in stockpiles at each mine was as follows.

(in million tons)

	December 31,
	2004	2003
Mill stockpiles:
Candelaria	0.3	0.2
Cerro Verde	0.1	—

	0.4	0.2

Leach stockpiles:
Morenci	0.3	0.4
Bagdad	0.1	0.1
Sierrita	0.1	0.1
Miami	0.1	0.1
Chino	0.5	0.6
Tyrone	0.1	0.1
Cerro Verde	0.1	0.1
El Abra	0.1	0.1

	1.4	1.6

Total (100% basis)	1.8	1.8

Consolidated basis	1.8	N/A
Phelps Dodge pro rata basis	1.6	1.6

     Note: The Candelaria mill stockpiles are expected to be processed late in the mine’s life as milling capacity is available. Some of the Cerro Verde mill stockpiles will be processed during initial mill start-up operations in 2007. The leach stockpiles are expected to be processed over the lives of the respective mines.

     The estimated aggregate copper and molybdenum ore reserves as of December 31 were as follows.

	2004	2003	2002	2001	2000
Milling reserves on a pro rata basis (billion tons) (a)	4.2	3.5	3.4	3.6	4.3
Leaching reserves on a pro rata basis (billion tons) (a)	4.5	4.0	4.3	5.2	3.8

Commercially recoverable copper
(million tons):
Ore reserves (b)	23.2	19.5	19.6	22.1	23.1
Stockpiles and in-process inventories	1.6	1.6	1.4	0.9	1.0

Total Phelps Dodge pro rata basis	24.8	21.1	21.0	23.0	24.1
Total consolidated basis	26.1	N/A	N/A	N/A	N/A

(billions of pounds)
Commercially recoverable molybdenum -
Phelps Dodge pro rata basis	2.1	2.0	2.1	2.1	2.2
Commercially recoverable molybdenum - consolidated basis	2.1	2.0	2.1	2.1	2.2

(a)	Milling and leaching reserves on a 100% basis would have been 4.3 and 5.2 billion tons, respectively, as of December 31, 2004, if El Abra, Candelaria and Morenci were reflected on a 100% basis.

(b)	Ore reserves on a 100% basis would have been 25.1 million tons as of December 31, 2004, if El Abra, Candelaria and Morenci were reflected on a 100% basis.

     We hold a 14.0 percent interest in SPCC as of December 31, 2004. Grupo Mexico is the major shareholder and operator.

Copper and Molybdenum Prices

     The volatility of copper and molybdenum prices is reflected in the following table, which gives the high, low and average COMEX price of high-grade copper and the Platts Metals Week mean price of molybdenum oxide for each of the last 15 years:

	Cents per pound			Dollars per pound
	of Copper			of Molybdenum Dealer Oxide
	COMEX			Platts Metals Week
Year	High	Low	Average	High	Low	Mean
1990	138	96	119	3.30	2.52	2.85
1991	120	96	105	2.78	2.08	2.38
1992	116	93	103	2.44	1.82	2.21
1993	107	72	85	2.80	1.82	2.32
1994	140	78	107	17.00	2.68	4.51
1995	146	121	135	17.50	3.90	8.08
1996	131	86	106	5.50	2.90	3.79
1997	123	76	104	4.90	3.52	4.31
1998	86	64	75	4.60	2.00	3.41
1999	85	61	72	2.90	2.48	2.65
2000	93	74	84	2.98	2.15	2.56
2001	87	60	73	2.65	2.15	2.36
2002	78	65	72	8.30	2.40	3.77
2003	104	71	81	7.80	3.15	5.32
2004	154	106	129	33.25	7.20	16.41

     Phelps Dodge’s reported ore reserves are economic at the most-recent three-year historical average COMEX copper price of 94 cents per pound and the most-recent three-year historical average molybdenum price of $8.50 per pound (Metals Week Dealer Oxide mean price).

     Phelps Dodge develops its business plans using a time horizon that is reflective of the historical moving average for the full price cycle. We currently use a long-term average COMEX price of 90 cents per pound of copper and an average molybdenum price of $3.90 per pound (Metals Week Dealer Oxide mean price), along with near-term price forecasts reflective of the current price environment to develop mine plans and production schedules.

     The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged 93 cents, 97 cents and 94 cents, respectively. The per pound Metals Week Dealer Oxide molybdenum mean price over the same periods averaged $5.27, $4.46 and $4.15, respectively.

Mineralized Material

     We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting, additional development work and significant capital expenditures would likely be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 2004:

		Milling Material		Leaching Material

Property/Deposit	Location	Millions of Tons	% Copper	Millions of Tons	% Copper	% Molybdenum	Phelps Dodge Interest (%)

Ajo	Arizona	205	0.50	—	—	—	100.0
Candelaria Norte & Sur (1)	Chile	14	2.07	—	—	—	80.0
Climax (2)	Colorado	87	—	—	—	0.25	100.0
Cochise/Bisbee	Arizona	—	—	276	0.47	—	100.0
El Abra	Chile	806	0.54	198	0.31	—	51.0
Lone Star (Safford)	Arizona	—	—	1,600	0.38	—	100.0
Niagara (Tyrone)	New Mexico	—	—	500	0.29	—	100.0
Safford	Arizona	330	0.65	—	—	—	100.0
Sanchez (Safford)	Arizona	—	—	230	0.29	—	100.0
Tohono	Arizona	276	0.70	404	0.63	—	100.0

				Leaching Material
Property/Deposit	Location			Millions of Tons	% Copper	% Nickel	Phelps Dodge Interest (%)

Ambatovy (3)	Madagascar	—	—	210	—	1.10	47.0

(1)	Candelaria Norte and Sur are potential underground mines that would utilize the existing process facilities and infrastructure. The stated tonnage also contains 0.015 ounces of gold per ton. During 2004, 486,000 tons of underground ore were transferred to reserve status and development of these ores commenced in late 2004.

(2)	Climax underground material previously characterized as ore reserves was reclassified to mineralized material in 2003 pending future detailed planning.

(3)	Ambatovy, Madagascar, deposit contains 210 million tons of nickel leaching material at a grade of 1.10%. It also contains 0.10 percent cobalt. During 2003, the Company entered into a joint venture agreement with Dynatec Corporation whereby, as of mid-year 2004, Phelps Dodge transferred a 53 percent interest in the project to Dynatec. In February 2005, the Company sold its remaining 47 percent interest in the project to Dynatec.

Note: Mineralized material has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as an ore reserve until legal and economic feasibility is concluded based upon a comprehensive evaluation of costs, grade, recoveries and other material factors.

During 2004, Phelps Dodge sold its remaining 49 percent interest in the Lumwana, Zambia, property to Equinox in exchange for cash ($5 million) and a 1 percent future production royalty.

Sales and Competition

U.S. Mining Operations

     The majority of our copper produced or purchased at our U.S. Mining Operations is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 70 percent of PDMC’s U.S. sales in 2004, 65 percent in 2003 and 70 percent in 2002. The remainder of our U.S. copper sales is primarily in the form of copper cathode or copper concentrate. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Cathode contract prices are generally based on the prevailing COMEX copper monthly average spot price for shipments in that period. Our rod also is used by our Wire and Cable segment. We generally sell our copper rod and cathode produced at our U.S. Mining Operations at a premium over COMEX prices.

South American Mines

     The production from our South American mines is sold as copper concentrate or as copper cathode. Our Candelaria mine sells its production in the form of copper concentrate primarily to copper smelters located in Japan and elsewhere in Asia under long-term contracts. Production not committed under long term contracts is either shipped to North America for smelting at our Miami smelter (under certain circumstances) or sold on a spot basis to other smelters or merchants. The majority of our Ojos del Salado concentrate production is sold to local Chilean smelters. Copper concentrate sold by our South American operations primarily is based on LME prices.

     Most of Candelaria’s concentrate contracts allow for an annual pricing election that must be declared prior to the beginning of the contract year. The options allowed under this pricing election are the monthly average price of either (i) the month of shipment or (ii) the third calendar month following the month of arrival of concentrates at destination. During 2004, over 90 percent of Candelaria’s concentrate sales were priced on the basis of the third calendar month following arrival. During 2002 and 2003, over 95 percent of its sales were priced on the basis of the month of shipment.

     El Abra produces copper cathodes that are sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers or to merchants. Cerro Verde produces copper cathode; the majority of which is shipped to our U.S. rod mills for processing. The remainder of Cerro Verde’s production is sold under annual contracts to South American customers or to merchants on a spot basis. Cathode contract prices are generally based on the prevailing LME copper monthly average spot price in the month of arrival. The copper cathode sold by our international operations generally is sold at a premium over LME prices.

Worldwide Copper Mining Operations

     Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It also is used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.

     When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers, including at least two other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs, and, in some cases, a lack of strict regulatory requirements. We believe our ongoing programs to contain costs, improve productivity and employ new technologies will significantly narrow these cost advantages and place us in a more competitive position with respect to a number of our international competitors.

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

Primary Molybdenum Segment

     Molybdic oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys. A substantial portion of Phelps Dodge’s expected 2005 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

     The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. The chemical market is more diverse and contains more specialty products and segments. In both markets, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production is estimated to account for approximately 60 percent of global molybdenum production.

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

     Copper is a critical component of the world’s infrastructure. The demand for copper ultimately reflects the rate of underlying world economic growth, particularly the growth in industrial production, construction and durable goods. Copper’s end-use markets reflect its fundamental role in the world economy. Estimated percentages of copper consumption by end-use markets comprise (i) construction — 37 percent, (ii) electrical applications — 26 percent, (iii) industrial machinery — 15 percent, (iv) transportation — 11 percent, and (v) consumer products — 11 percent. Since 1990, refined copper consumption grew by an estimated annual compound rate of 3.2 percent to 16.7 million tons according to published data by the World Bureau of Metals Statistics (WBMS) and Phelps Dodge’s estimate for 2004. This rate of increase was slightly higher than the growth of world industrial production, which grew at an estimated compound annual rate of 2.6 percent over the same period. Asian copper consumption, led by China, was particularly strong, increasing by almost 6.6 percent per year from 1990 through 2004. Asia now represents approximately 47 percent of world refined copper consumption, compared with 23 percent for Western Europe and 22 percent for the Americas. The strong demand for copper in Asia has been driven by the increasing standard of living in this region as well as production of value-added products for export to the developed world.

     From 1990 through 2004, refined copper production has grown at an average annual rate of 2.8 percent according to WBMS (based on published data through 2003) and Phelps Dodge’s estimates for 2004. This growth was influenced by a number of factors. First, limited investment in new mine production in the latter half of the 1980s coupled with growing demand for copper during that period resulted in market deficits and declining copper inventories that in turn encouraged new investment. Second, an improved investment climate in Latin America, particularly Chile, encouraged investment in this region. In 2004, Latin America represented 48 percent of world mine production, a significant increase from 25 percent in 1990. Third, SX/EW technology made some previously uneconomic resources viable investments.

     Copper demand and price tend to follow economic cycles and, therefore, copper price has historically experienced significant fluctuations. Considering the period from 1990 through 2004, the LME price of copper averaged 96 cents per pound and ranged from a high annual average price of $1.33 per pound in 1995 to a low annual average price of 71 cents per pound in 2002. The COMEX price of copper averaged 97 cents per pound from 1990 through 2004, but has ranged from a high annual average price of $1.35 per pound in 1995 to a low annual average price of 72 cents per pound in 2002.

     In 2004, the average COMEX price of $1.29 per pound was almost 50 cents above the previous year average. The large increase in price was led by year-on-year consumption growth of approximately 7.5 percent. This was only partially offset by a more modest growth in refined production of 5.1 percent. Consumption was driven by Asia which we estimate grew approximately 9.7 percent year-on-year led by China, which experienced an estimated 15 percent growth year-on-year. Demand also benefited from a recovery in the U.S. manufacturing sector. We estimate that U.S. copper consumption grew by approximately 9.0 percent year-on-year in 2004. Production increases were drawn from re-started idled capacity and brownfield expansions. Only one significant greenfield project began production in 2004. The imbalance between supply and demand drove exchange inventories down over 80 percent, or 675,000 metric tons.

     In 2003, the average COMEX price of 81 cents per pound was almost 9 cents higher than the 2002 average price. The higher price levels were driven by moderate consumption rates combined with flat production growth and a depreciating U.S. dollar. U.S. economic recovery in the second half of the year combined with continued strong growth rates in Asia led by China boosted consumption levels in 2003.

     Global demand for copper in 2003 grew by 3.5 percent led by Asia and specifically China, which grew at 18 percent. China’s double digit consumption rate continues to be based on domestic economic growth and a burgeoning export market. Speculative activity, in anticipation of a U.S. recovery, reached record amounts in October 2003, and led to a large price increase in the 2003 fourth quarter.

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

     In 2002, the average COMEX copper price of 72 cents per pound was 1 cent less than the 2001 average price. Continued low prices resulted from weak global economic conditions and a resulting modest production surplus. More than 175,000 metric tons of excess metal in the market were delivered into LME and COMEX warehouses, bringing the combined inventories to historically high levels of more than 1.2 million metric tons. Demand for copper remained sluggish in 2002, increasing a modest 1.8 percent from 2001 levels as copper consumption in many regions, particularly the United States, Europe and Japan, remained weak as the result of depressed global economic conditions. Expectations of improvement in global manufacturing diminished as the technology and electronics sectors stagnated. However, Chinese copper demand continued to outpace the rest of the world as government infrastructure projects, an expanding industrial complex and increasing domestic prosperity led to the third year of double-digit growth in copper consumption.

Primary Molybdenum Segment

     Molybdenum demand is heavily dependent on the worldwide steel industry, which uses the metal as a hardening and corrosion inhibiting agent. More than 80 percent of molybdenum is used for this application. The balance is used in specialty chemical applications such as refinery catalysts, water treatment and lubricants.

     Molybdenum continued to experience price improvement during 2004 for the third straight year, with molybdenum prices in 2004 reaching near historical highs. Production increases were primarily experienced in by-product copper production, although primary production also experienced an increase resulting principally from an increase in production from the Henderson mine as metal prices improved throughout the year. Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to safety concerns and operational issues. Tight supply of western, high-quality materials continued throughout the year. The overall market remained in slight deficit during 2004 due to demand outpacing supply.

     Annual Metals Week Dealer Oxide mean prices averaged $16.41 per pound in 2004, compared with $5.32 per pound in 2003 and $3.77 per pound in 2002. Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry. The majority of our molybdenum sales are based on published pricing (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus a premium. The remaining sales are priced on a fixed basis (capped), or on a variable basis within certain ranges, for periods of varying duration. Given this mix of pricing, Phelps Dodge received an average realized price of $12.65 per pound in 2004, compared with $5.79 per pound in 2003 and $4.57 per pound in 2002, reflecting a broad mix of upgraded molybdenum products as well as technical grade molybdic oxide.

Costs

Worldwide Copper Mining Operations

     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. The principal sources of energy in our wire and cable and specialty chemicals operations are purchased electricity and natural gas. In addition, the price of residual oil feedstock is a significant factor in the cost of our specialty chemicals products because the carbon black we produce is made primarily from heavy residual oil.

     In response to volatile energy markets in 2000 and 2001, we implemented a power cost stabilization plan that moderated electricity-related costs at our U.S. mining operations. Under the plan, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect us against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, because energy is a significant portion of our production costs, we could be negatively impacted by future energy availability issues or increases in energy prices. For example, as our diesel fuel and natural gas price protection programs were extended at gradually increasing price levels, our energy cost per pound of copper increased in 2004. In 2005 we may continue to experience higher energy costs if the current energy commodity prices remain at the levels experienced in 2004.

     We continue to explore alternatives to moderate or offset the impact to increasing energy costs. To address volatility associated with a shortfall of power generation capacity experienced in the 2000 energy crisis in the western United States, in late 2004 we purchased a one-third interest in a partially constructed power plant in New Mexico owned by Duke Energy Luna, LLC. The plant is expected to be operating by the 2006 second quarter. One third of its electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. This investment in an efficient, low-cost plant is expected to continue to stabilize our southwest U.S. operations’ energy costs, and increase the reliability of our energy supply.

     To mitigate the Company’s exposure to increases in diesel fuel and natural gas prices, we utilize several price protection programs designed to protect the Company against a significant short-term upward movement in prices. The Company’s diesel fuel price protection program consists of a combination of purchased, out-of-the-money (OTM) diesel fuel call options and fixed-price diesel fuel swaps for our North and South American operations. The OTM call options give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.” OTM call options are options with a strike price above the prevailing market price for that commodity when purchased.

     OTM diesel fuel call options mitigate a portion of our exposure to volatile markets by capping the cost of the commodity if prices rise above the strike price. If the price of diesel fuel is lower than the strike price, the Company has the flexibility to purchase diesel fuel at prices less than the strike price and the options expire with no value. The swaps allow us to establish a fixed price for a specific commodity product for delivery during a specific future period.

     Our natural gas price protection program consists of purchasing OTM call options or OTM collars for our North American operations. OTM call options cap the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices are lower than the strike price. The purchase of collars (the simultaneous purchase of an OTM call option and the sale of an OTM put option) allows us to establish both a price ceiling and a price floor for natural gas costs.

     As a result of the above-mentioned plans and programs, in 2004, 2003 and 2002, Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices.

     In addition, we realized cost increases in 2004 that were the result of the overall improved business climate. Some of these cost increases were anticipated. For example, we realized additional compensation costs resulting from certain employee bonus and variable compensation programs that are contingent on copper price and/or company performance. Other costs that have increased due to business conditions include taxes, freight and transportation, smelting and refining rates, and materials and supplies that are manufactured from metal or fossil fuels. We would anticipate that at least a portion of these cost increases would reverse in periods of lower metal and commodity prices.

Environmental and Other Regulatory Matters

U.S. Mining Operations

Significant Federal Environmental Programs

     Our operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Our global operations also are subject to many environmental protection laws in the jurisdictions where we operate. We pursue environmental performance at all of our operations with the same diligence that we pursue financial, health and safety performance. We are committed to pollution prevention and responsible environmental stewardship worldwide.

     Environmental regulatory programs create potential liability for our domestic operations, which may result in requirements to perform environmental investigations or corrective actions under federal and state laws and to federal and state Superfund requirements (refer to the discussion of Superfund requirements in OTHER ENVIRONMENTAL MATTERS). Major environmental programs and developments of particular interest are summarized in the paragraphs that follow.

     Most air emissions from our domestic operations are subject to regulation under the federal Clean Air Act (CAA) and related state laws. These laws impose permitting, performance standards, emission limits, and monitoring and reporting requirements on sources of regulated air pollutants.

     Several of our domestic operations have obtained major source operating permits under Title V of the CAA and related state laws. Facilities with smelters, rod mills, molybdenum roasters and power plants are the primary examples of our operations that are subject to this program. These permits typically do not impose new substantive requirements, but rather incorporate in one permit all existing requirements. However, they can increase compliance costs by imposing new monitoring requirements, such as more frequent emission testing, to demonstrate compliance with existing requirements. The process of developing and renewing these comprehensive permits also can bring to light new or previously unknown agency interpretations of existing regulations, which also may increase compliance costs.

     At least one of our smelters will be subject to one or more Maximum Achievable Control Technology (MACT) standards under the CAA. These standards do not have immediate compliance dates; instead they allow two or three years after promulgation to provide the opportunity to come into compliance or to reduce emissions to avoid regulation before the compliance date. For example, the copper smelter MACT standard was issued in 2002, and the compliance date for that standard is June 2005. We continue to monitor the development and implementation of other MACT standards.

     Most discarded materials from our domestic operations are subject to regulation as solid waste under the federal Resource Conservation and Recovery Act (RCRA) and related state laws. These laws impose design, operating, closure and post-closure care requirements on facilities used to store, treat or dispose of solid waste.

     Mineral extraction (mining) and beneficiation (the concentration of economic minerals) occur at our mining operations. The solid wastes uniquely associated with these activities are exempt from hazardous waste regulation. Mineral processing (the segregation of minerals or the alteration of a mineral from one mineralogic state to another) occurs at our smelter, refinery and molybdenum roasting operations. Except for a list of 20 exempt processing wastes (three of which include wastes from copper mineral processing operations), all mineral processing wastes generated at our U.S. Mining Operations are subject to hazardous waste regulation if they exhibit a hazardous waste characteristic or if the U.S. Environmental Protection Agency (EPA) specifically designates them as a listed hazardous waste. In 1998, EPA finalized its supplemental Land Disposal Restriction Phase IV (LDR) rules that imposed regulation on certain hazardous mineral processing wastes. This final LDR rule also subjects certain mineral processing wastes that exhibit a hazardous waste characteristic to stringent treatment standards if the materials are disposed on land. A portion of the LDR rule was judicially vacated on appeal in 2000. While EPA’s final LDR rule likely will require us to continue to make expenditures to manage hazardous mineral processing wastes, it is not possible to determine the full impact on us of the new LDR requirements until the requirements are fully adopted and implemented.

     The federal Emergency Planning and Community Right-to-Know Act (EPCRA) was expanded in 1997 to cover mining operations. This law requires companies to report to EPA the amount of certain materials managed in or released from their operations each year. Annually, we report a significant volume of naturally occurring minerals and other substances that we managed during the previous year. While these materials are very high in volume, how they are safely managed is governed by existing regulations and permit requirements outside of EPCRA.

     The federal National Pollutant Discharge Elimination System (NPDES) program requires a permit for the point source discharge of pollutants to surface waters that qualify as waters of the United States. Although most states, including Arizona and Colorado, have received authorization to implement this program in lieu of EPA, New Mexico has not received such authorization and therefore the NPDES permit program in New Mexico continues to be implemented primarily by EPA. The NPDES permit program also regulates the discharge of stormwater runoff from active and inactive mines and construction activities. EPA and authorized states have issued general permits that cover discharges from active and inactive mines. We likely will continue to have to make expenditures to comply with the NPDES permit program, especially as the program continues to expand as applied to stormwater discharges.

     The Clean Water Act requires states to periodically evaluate surface waters to determine whether they meet levels of water quality adequate to support the designated uses of the waters as determined by the state. Surface waters that do not meet water quality standards may be identified as impaired waters. Waters listed as impaired must be further evaluated by the state. Unless further study shows that the water is not impaired, the state must establish a “total maximum daily load” (TMDL) for the water. A TMDL must establish the allowable pollutant load and allocate the allowable load among the sources of the pollutant. Following the establishment of a TMDL, sources of the pollutant may be required to take measures to reduce the pollutant load to acceptable levels. Some of the Company’s operations are located in the vicinity of waters that are listed as impaired and for which TMDLs have been or may be established. Operations in the vicinity of such waters may be required to take measures to reduce pollutant loading to the listed waters.

Significant Arizona Environmental and Reclamation Programs

     The Arizona Department of Environmental Quality (ADEQ) has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. The APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP also may require mitigation and discharge reduction or elimina-

tion of some discharges. Existing facilities operating under the APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. Permits for most of these other properties and facilities will likely be issued by ADEQ during 2005. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities, and therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.

     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. ADEQ has proposed modifications to the financial assurance requirements under the APP regulations.

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

     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent.

     At December 31, 2004 and 2003, we had accrued closure costs of approximately $48 million and $43 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $105 million. If the Company’s bond ratings fall below investment grade, and if it could not meet the alternative financial strength test that is independent of debt ratings, the Arizona mining operations would be required to supply financial assurance in another form.

     Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, leases lands on the Tohono O’odham Nation (the Nation). The leased lands include the site of a mining operation comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Preliminary studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost $5.0 million.

     The Nation, along with several federal agencies, has notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In 2003, Cyprus Tohono expanded its groundwater-monitoring well network, and samples from a few of the new wells show contaminant values above primary and secondary drinking water standards. Tests of a neighboring Native American village’s water supply well indicate elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village.

     EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and concluded that the site is eligible for listing on the National Priorities List. Cyprus Tohono initiated an Engineering Evaluation/Cost Analysis (EE/CA) study of potential remedial alternatives to address the former tailing impoundment and evaporation pond areas; this study is being conducted through the EPA Superfund program’s Removal Branch. Based on information in the draft November 2004 EE/CA that was submitted to EPA, the Company increased its reserve for this Superfund matter from $10.9 million to $15.0 million. Cyprus Tohono is conducting treatability testing for the various remedial technologies under consideration in the draft EE/CA, and the Company will re-evaluate its reserve based on the results of those studies. Cyprus Tohono is subject to financial assurance for mine reclamation. It has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a Company performance guarantee.

     The Company’s historic United Verde mine has obtained an APP for closure of a tailing impoundment located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing impoundment has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing impoundment has been partially completed, and the Company intends to submit an amendment to alter the cap design for final closure.

Construction of improvements under the proposed APP for the mine are expected to begin following issuance of the APP. Implementation of the plan under the proposed APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also has commenced under supervision of ADEQ at the nearby historic Iron King mine to manage potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under stormwater discharge permits. At the United Verde mine, APP and remedial costs are estimated to be approximately $15 million; at the Clarkdale tailing, APP costs are estimated to be approximately $12 million; and at the Iron King mine, voluntary remediation costs are estimated to be approximately $2 million. These amounts, totaling approximately $29 million, are included in environmental reserves at December 31, 2004.

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

     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the Mining and Minerals Division (MMD) of the Energy, Minerals and Natural Resources Department. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

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

     The Company’s cost estimates to perform the work itself (internal cost basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs and opportunities to prepare the site for more efficient reclamation.

     Chino Mines Company

     NMED issued Chino’s closure permit on February 24, 2003. The closure permit was appealed by a third party. WQCC dismissed the appeal, and that dismissal was appealed to the New Mexico Court of Appeals. If the dismissal is not upheld, WQCC could hold a public hearing on Chino’s closure permit.

     MMD issued a permit revision approving Chino’s closeout plan, subject to conditions, on December 18, 2003. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $395 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Chino has provided financial assurance to NMED and MMD for approximately $192 million (NPV basis), including a trust fund containing approximately $64 million and a third-party performance guarantee for approximately $128 million provided by Phelps Dodge. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If Phelps Dodge’s senior unsecured debt ratings are downgraded below investment grade, Chino could be required to replace some or all of the guarantee with another form of financial assurance.

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

     The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved Chino closure and closeout permits to be approximately $293 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for Statement of Financial Accounting Standards (SFAS) No. 143 was approximately $393 million (undiscounted and unescalated). This cost estimate excludes approximately $2 million of net environmental costs from the financial assurance cost estimate that are primarily not within the scope of SFAS No. 143. At December 31, 2004 and 2003, we had accrued approximately $52 million and $39 million, respectively, for closure and closeout at Chino.

     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required, although no feasibility studies have yet been completed. NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of December 31, 2004, is $23.0 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust at an estimated cost of $4.8 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of December 31, 2004, for the remaining work at Lake One is $1.5 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is $29.3 million.

     Phelps Dodge Tyrone, Inc.

     NMED issued Tyrone’s closure permit on April 8, 2003. Tyrone appealed to the WQCC, which upheld NMED’s permit conditions. Tyrone has appealed the WQCC’s decision to the New Mexico Court of Appeals.

     MMD issued a permit revision approving Tyrone’s closeout plan, subject to conditions, on April 12, 2004. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $439 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Tyrone has provided financial assurance to NMED and MMD for approximately $271 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of approximately $17 million, to increase to approximately $27 million over five years, a letter of credit for approximately $6 million, a surety bond for approximately $58 million, and a third-party performance guarantee for approximately $190 million provided by Phelps Dodge. Tyrone expects to replace both the letter of credit and the surety bond with other collateral approved by MMD and NMED over the next few months. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If Phelps Dodge’s senior unsecured debt ratings are downgraded below investment grade, Tyrone could be required to replace some or all of the guarantee with another form of financial assurance.

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

     During 2004, Tyrone commenced certain closure activities with the mining of the 1C Stockpile and placement of re-mined material on existing leach stockpiles for recovery of residual copper. Approximately $18 million was spent in 2004 on the 1C Stockpile removal action. Once removal activities are completed in 2005, the remaining material will be graded and capped to meet stipulated closure requirements. Tyrone also initiated planning for accelerated reclamation of tailing impoundments located within the Mangas Valley, with initial earthwork commencing in November 2004. The project is expected to be completed in 2008. During 2004, Tyrone also substantially completed the reclamation of the Burro Mountain tailing area at an approximate cost of $0.8 million. Upon NMED acceptance of completion for these various projects, Tyrone will request that NMED reduce its financial assurance obligations consistent with the value of the work completed.

     The Company estimates its costs, on an internal cost basis, to perform the requirements of Tyrone’s closure and closeout permits to be approximately $247 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate does not yet reflect the deduction of costs for work performed in 2004, and is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $442 million (undiscounted and unescalated). This cost estimate includes approximately $2 million of net costs in addition to the financial assurance cost estimate that primarily relate to an increased scope of work for the tailings and stockpiles, and updated estimates for actual closure expenditures. At December 31, 2004 and 2003, we had accrued approximately $99 million and $81 million, respectively, for closure and closeout at Tyrone.

     Cobre Mining Company

     NMED issued Cobre’s closure permit on December 10, 2004. MMD conducted a public hearing on February 3, 2005, on the proposed issuance of a permit revision approving Cobre’s closeout plan, subject to conditions. The third-party cost estimate is approximately $45 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cobre has provided financial assurance to NMED and MMD for approximately $29 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of at least $1 million, to increase to $3 million over five years, real estate collateral for approximately $8 million, and a third-party performance guarantee for approximately $20 million to be provided by Phelps Dodge.

     The terms of the NMED and MMD permits require Cobre to conduct supplemental studies concerning closure and closeout, including a feasibility study. The terms of the NMED permit also require Cobre to prepare and submit an abatement plan. The studies and abatement plan are due to be submitted to NMED before an application to renew the closure permit is due in 2009. Changes to the closure permit, which could increase or decrease the estimated cost of closure and closeout, will be considered when the permit is renewed. The permits also contain requirements and a schedule for Cobre to commence closure and reclamation of inactive portions of the operations, subject to Cobre’s ability to seek “standby status” for portions of the operations anticipated to resume operation in the future.

     Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $41 million (undiscounted and unescalated). This estimate will be updated when MMD approves the final closeout plan and establishes the financial assurance amount. At both December 31, 2004 and 2003, we had accrued approximately $7 million for closure and closeout at Cobre.

     Phelps Dodge Hidalgo, Inc.

     Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure accrual was approximately $7 million (undiscounted and unescalated). At both December 31, 2004 and 2003, we had accrued approximately $4 million for closure at Hidalgo.

Significant Colorado Reclamation Program

     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, respectively, for Climax and Henderson. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. Discussions are in progress with the Colorado Division of Minerals and Geology regarding the Henderson reclamation plan and related financial assurance. At December 31, 2004 and 2003, we had accrued closure costs of approximately $20 million and $18 million, respectively, for our Colorado operations.

Avian Mortalities and Natural Resources Damage Claims

     Since the fall of 2000, we have been sharing information and discussing various approaches with the U.S. Fish and Wildlife Service (FWS) in conjunction with the FWS investigations of avian mortalities at some of the Company’s mining operations, including Cyprus Tohono, Tyrone, Chino and Morenci. As a result of the FWS investigations, federal authorities have raised issues related to the avian mortalities under two federal laws, the Migratory Bird Treaty Act (MBTA) and the natural resource damages provision of CERCLA. As part of the discussions regarding the MBTA, the FWS has requested that the mining operations undertake various measures to reduce the potential for future avian mortalities, including measures to eliminate or reduce avian access to ponds that contain acidic water. The FWS interprets the MBTA as strictly prohibiting the unauthorized taking of any migratory bird, and there are no licensing or permitting provisions under the MBTA that would authorize the taking of migratory birds as a result of industrial operations such as mining. The Tyrone mine has entered into a settlement agreement with NMED to complete reclamation of its inactive tailing impoundments, which should address many of the avian concerns related to Tyrone. Cyprus Tohono and the Morenci mine also have developed plans for additional measures to address the FWS’s concerns.

     On August 9, 2004, a plea agreement was entered in the U.S. District Court for the District of Arizona to resolve MBTA charges at Morenci, under which Morenci pled guilty to one misdemeanor count. The plea agreement requires Morenci to implement a corrective action plan to address the avian concerns at that mine during a five-year probation period. The plea agreement also required payment of a $15,000 fine and expenditures totaling $90,000 toward identifying options to conduct mitigation projects and bird rehabilitation. Tyrone also is in discussions with the Department of Justice regarding an asserted violation of the MBTA and is using the Morenci plea agreement as a model to resolve this issue. Similar to Morenci, Tyrone expects to be required to implement a corrective action plan to mitigate future avian mortalities.

     The Company received a letter, dated August 21, 2003, from the U.S. Department of Interior as trustee for certain natural resources, and on behalf of trustees from the states of New Mexico and Arizona, asserting claims for natural resource damages relating to the avian mortalities and other matters. The notice cited CERCLA and the Clean Water Act and identified alleged releases of hazardous substances at the Chino, Tyrone and Continental (Cobre Mining Company) mines in New Mexico and the Morenci mine in Arizona. In addition to allegations of natural resource damages relating to avian mortalities, the letter alleges injuries to other natural resources, including other wildlife, surface water and ground water. The letter was accompanied by a Preassessment Screen report. On July 13, 2004, the Company entered into a Memorandum of Agreement (MOA) to conduct a cooperative assessment of the alleged injury. The Company has entered into tolling agreements with the trustees to toll the statute of limitations while the Company and the trustees engage in the cooperative assessment process.

     The Bureau of Indian Affairs (BIA) and the Nation have notified Cyprus Tohono of potential claims for natural resource damages resulting from groundwater contamination and avian mortalities. The Company has expressed a willingness to engage in a cooperative assessment process.

     On February 6, 2004, the Company received a Notice of Intent to Initiate Litigation for Natural Resource Damages from the New Jersey Department of Environmental Protection for the Company’s Port Carteret facility. The Company offered to settle New Jersey’s claim through restoration work. The state has not responded to the Company’s settlement offer.

Other Mining Regulatory Matters

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

     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past few years, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impractical in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

     Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2003, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation was introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

     The federal Endangered Species Act protects species listed by the FWS as endangered or threatened, as well as designated critical habitat for those species. Some listed species and critical habitat may be found in the vicinity of our mining operations. When a federal permit is required for a mining operation, the agency issuing the permit must determine whether the activity to be permitted may affect a listed species or critical habitat. If the agency concludes that the activity may affect a listed species or critical habitat, the agency is required to consult with the FWS concerning the permit. The consultation process can result in delays in the permit process and the imposition of requirements with respect to the permitted activities as are deemed necessary to protect the listed species or critical habitat. The mine operators also may be required to take or avoid certain actions when necessary to avoid affecting a listed species.

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

     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $37 million in 2005 and approximately $37 million in 2006; approximately $38 million was spent on such programs in 2004. We also anticipate making significant capital and other expenditures beyond 2006 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material. (Refer to the discussion of OTHER ENVIRONMENTAL MATTERS.)

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

     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. Additionally, the Peruvian government approved a new reclamation law for which, as of December 31, 2004, the final regulations had not been defined or published. These potential law changes may impact our asset retirement obligation (ARO) estimates and financial assurance obligations. As of December 31, 2004, our ARO estimates for our Chilean and Peruvian mines were based on the requirements set forth in our environmental permits. We are in the process of determining the requirements and obtaining updated ARO estimates to comply with these new laws. Any potential impact of these new laws on Phelps Dodge cannot be reasonably estimated at this time.

Ownership of Property

U.S. Mining Operations

     In the United States, most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelters, refineries, rod mills, and molybdenum roasters, processing facilities and the Climax technology center generally is owned by, or is located on unpatented mining claims owned by, the Company. Certain portions of our Henderson, Miami, Bagdad, Sierrita, Tyrone, Chino and Cobre operations, and our Process Technology Center, are located on government-owned land and are operated under a Mine Plan of Operations, or other use permit. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. Cyprus Tohono Corporation holds leases for land, water and business purposes on land owned by the Tohono O’odham Nation. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

South American Mining

     At the Candelaria, Ojos del Salado, El Abra and Cerro Verde operations in South America, mine properties and facilities are controlled through mining concessions under the general mining laws of the relevant country. The concessions are owned or controlled by the operating companies in which the Company or its subsidiaries have an ownership interest.

Primary Molybdenum Operations

     Climax’s Rotterdam processing operation is located on leased property. The company has leased the land through a series of three 25-year lease periods that commenced on December 1, 1964. The lease agreement will expire on November 30, 2039, unless the company chooses not to use its renewal option for the third extension of 25 years, in which case the lease will end on November 30, 2014.

PHELPS DODGE INDUSTRIES

     PDI is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The two segments are Specialty Chemicals and Wire and Cable. The Company is exploring strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth.

Specialty Chemicals Segment

     Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian), our Specialty Chemicals segment headquartered in Marietta, Georgia, is an international producer and marketer of carbon black. At Columbian Chemicals, we produce a full range of rubber and industrial carbon black in 12 plants worldwide, with approximately 36 percent of our production in North America and the remaining 64 percent at facilities in Europe, Asia and South America. Our El Dorado, Arkansas, plant is idled.

     Our rubber carbon black improves the tread wear and durability of tires, and extends the service lives of many rubber products, such as belts and hoses. Our industrial carbon black is used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. We also maintain sales offices worldwide and use a network of distributors where appropriate.

     Extensive research and development is performed at our technology centers located at Marietta, Georgia, and Avonmouth, United Kingdom. These technology centers are responsible for studies specific to both industrial and rubber applications of carbon black. Carbon black product and process development at these technology centers is supported by development work at Columbian’s plants worldwide.

     Beginning in December 2001, Columbian curtailed 54,000 metric tons of annual North American carbon black production at its El Dorado, Arkansas, plant due to significant over-capacity in the U.S. market caused by economic recession. As a part of its annual planning process, Columbian reviewed the probability of reopening its El Dorado plant and determined it unlikely. Columbian recognized a full impairment of the plant’s fixed assets in the amount of $5.9 million during the fourth quarter of 2004. The company will continue to maintain the plant in an idled status, to allow for a restart of operations, until such time as it is determined there is no possibility of bringing the facility back on line.

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

     Columbian is among the world’s largest producers of carbon black. Approximately 90 percent of the carbon black it produces is used in rubber applications, a substantial portion of which is used in the tire industry. Major tire manufacturers worldwide account for a significant portion of our carbon black sales. In addition, we have maintained a strong competitive position in both the mechanical rubber goods market and the industrial carbon black market based on our commitment to quality, service and technical innovation. Despite ongoing attempts to substitute carbon black with silica, reclaimed rubber or other materials, none has been able to match the cost and performance of carbon black in its principal applications. The closest successful substitute is a silane-treated silica that has made some in-roads in the tire market due to its increased wet traction characteristics for specific applications.

     Including Columbian, there are a total of five major carbon black producers in the United States, three in Canada, three in Western Europe and three in South America. There also are many producers in Asia and Eastern Europe (Russia and the Ukraine). The carbon black industry is highly competitive, particularly in the rubber black market.

Raw Materials and Energy Supplies

     Carbon black is produced primarily from heavy residual oil, a by-product of the crude oil refining process. At Columbian, we purchase substantially all of our feedstock at market prices that fluctuate with world oil prices. Our residual oil feedstock and other raw materials for our specialty chemicals business are purchased from various suppliers. The cost of this feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of high and/or increasing oil prices, we must be able to pass through these high and/or increasing costs to our customers. Hence, we have put in place a number of “formula-based contracts” that allow our selling prices to increase/decrease with feedstock costs. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

     Our specialty chemical operations generally use purchased or internally generated electricity and natural gas as their principal sources of energy.

Ownership of Property

     Columbian owns all property other than the leased land at its U.K., German and Korean facilities. This leased land is not material to our overall operations.

Wire and Cable Segment

     The Wire and Cable segment, headquartered in Phoenix, Arizona, consists of three worldwide product line businesses comprising magnet wire, energy cables and specialty conductors.

     Magnet wire, the insulated conductor used in most electrical motors, is manufactured in the United States at our plant in Fort Wayne, Indiana. We also manufacture magnet wire at our wholly owned subsidiary at Monterrey, Mexico. In 2003, we began construction of a new magnet wire production facility in China. The facility, which is in Suzhou, began production during 2004, and will serve the fast-growing demand for magnet wire in China. In 2004, we permanently closed our magnet wire manufacturing facilities at El Paso, Texas, and Mureck, Austria.

     In the 2003 fourth quarter, based upon the continuing reduced market conditions in North America for magnet wire, we determined that our Laurinburg, North Carolina, plant would not re-open and its value was written down by $0.5 million to reflect appraised value. At the end of 2002, this facility was temporarily closed with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities, and its value was written down by $15.3 million. In 2000, our Hopkinsville, Kentucky, plant was closed; its value was written down by $3.3 million in the second quarter of 2001. The productive assets of our Hopkinsville, Kentucky, plant were moved to other facilities in the United States and Mexico. Its value was written down further by $0.4 million in the 2003 fourth quarter, and then again by $0.6 million in the 2004 second quarter to reflect its appraised value. In the 2004 fourth quarter, Phelps Dodge Magnet Wire completed the sale of the Hopkinsville facility. In 2000, a special, pre-tax charge of $5.8 million was recognized for our wire and cable operations in Austria as a result of the long-term impact of continuing extremely competitive pricing conditions in Europe. In 2004, another special pre-tax charge of $3.3 million was recognized as a result of the closure of this manufacturing facility. In 2004, we also recognized $7.2 million as special, pre-tax items related to closure of our magnet wire facility at El Paso, Texas, and the resulting realignment of our manufacturing facilities in North America.

     In the 2003 fourth quarter, we performed an annual impairment test on goodwill at our magnet wire and high performance conductor facilities through a comparison of carrying values to respective fair values (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off Magnet Wire’s remaining goodwill balance.

     Phelps Dodge International Corporation manufactures energy cables for international markets in factories located in 10 countries. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities, and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in seven countries – Brazil, Chile, Costa Rica, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong and Thailand, accounted for on the equity basis, and in a company located in India, accounted for on the cost basis. We operate distribution centers in eight countries in addition to the United States – Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Ecuador and South Africa.

     In December 1997, we acquired a 60 percent interest in the Brazilian copper and aluminum wire and cable manufacturing business of Alcoa Aluminio, S.A. (Aluminio) for $72 million. In 2001, Aluminio exercised an optional exit mechanism whereby the Company acquired Aluminio’s remaining 40 percent interest for $44.8 million.

     During the second quarter of 2000, we ceased production at two wire and cable plants in Venezuela due to low forecast plant utilization as a result of significantly reduced infrastructure spending in the Latin America region. These plant closures resulted in a special, pre-tax loss of $26.1 million. We also ceased production at our majority-owned telephone cable operation in El Salvador in the fourth quarter of 2000 due to low plant utilization as a result of heightened global competition for telecommunication cable. The plant closure resulted in a special, pre-tax loss of $5.5 million. A charge of $7.2 million to miscellaneous income and expense was recognized to reflect the impairment of our 40 percent equity interest in a wire and cable operation in the Philippines. The impairment was based upon an analysis of future cash flows of the operation, continuing economic uncertainty in the Philippines and the erosion of our strategic and operating influence.

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

     In the 2002 third quarter, actions were taken to improve efficiencies and consolidate certain wire and cable operations. In addition to the above-mentioned closures of our Laurinburg and West Caldwell facilities, we streamlined operational and production support at other high performance conductor facilities in order to reduce costs and increase operating efficiencies, and restructured and consolidated certain administrative functions. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

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

     Our international energy cable companies primarily sell products to contractors, distributors, and public and private utilities. Our products are used in lighting, power distribution, and other electrical applications. Our competitors range from worldwide wire and cable manufacturers to small local producers.

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

     The principal raw materials used by our international energy cable companies are copper, copper alloy, aluminum, aluminum alloy, copper-clad steel and various electrical insulating materials.

     The specialty conductor product line usually is plated with silver, nickel or tin. With the exception of copper needed in specialty conductors, the majority of the materials used by these companies are purchased from others. We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or on the results of our operations.

     Most of our wire and cable operations generally use purchased electricity and natural gas as their principal sources of energy. Our magnet wire company’s principal manufacturing equipment uses natural gas; however, it is also equipped to burn alternative fuels.

Ownership of Property

     We own most of the plants and land on which our wire and cable operations are located. The exceptions are the leased land and buildings of our closed magnet wire facilities in Austria and closed specialty conductor facility in Montville, New Jersey. This land is not material to our overall operations.

Environmental Matters

     Federal and state environmental laws and regulations affect many aspects of our domestic industrial operations. We estimate that capital expenditures for programs to comply with applicable environmental laws and regulations within our PDI division will total approximately $10 million in 2005 and approximately $5 million in 2006; approximately $7 million was spent on such programs in 2004. We anticipate making significant capital and other expenditures beyond 2006 for continued compliance with environmental laws and regulations.

     Our domestic carbon black operations have obtained or are in the process of obtaining major source operating permits under Title V of the CAA and related state laws. These permits typically do not impose new substantive requirements, but rather incorporate in one permit all existing requirements. However, they can increase compliance costs by imposing new monitoring requirements, such as more frequent emission testing, to demonstrate compliance with existing requirements. The process of developing and renewing these comprehensive permits also can bring to light new or previously unknown agency interpretations of existing regulations, which also may increase compliance costs.

     Domestic carbon black plants are subject to the carbon black MACT standard issued in 2002. Capital has been included to meet the compliance deadline of July 2005, which, in the case of the Marshall, West Virginia, plant has been extended until April 2006. Our Fort Wayne magnet wire plant is subject to the Miscellaneous Metal Parts and Products (MMPP) MACT standard under the federal CAA. The MMPP MACT standard for magnet wire plants was issued in 2003 with a compliance date of 2007. We continue to monitor the development and implementation of other MACT standards.

     The European Union (EU) has commenced work on the development of Best Available Technology (BAT) for the carbon black industry. The current BAT Reference Document (BREF Note) proposes to control sulfur dioxide emissions by limiting the annual sulfur content in feedstocks to between 0.5 percent to 1.5 percent, depending upon local ambient conditions. The lower part of this range, if adopted, could negatively impact the carbon black industry, including Columbian. Columbian, through the carbon black industry trade association, is actively involved in reviewing with the EU the proposed limits. The final BREF Note is expected to be ready by the end of 2005, so that BAT can be reflected in EU environmental operating (IPPC) permits that must be issued by the end of October 2007.

     The EU and certain other countries are beginning to implement greenhouse gas (GHG) reduction plans for various industry segments to meet targets under the Kyoto Treaty. Carbon black production is not currently listed as an activity subject to the European Directive, but will likely be included by certain member states or specifically included in later lists. The initial step is to be identified as a potential GHG generating facility so that a GHG inventory can be developed, with GHG reduction targets ultimately being established by industry sector. Columbian continues to monitor this process.

     Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be material to our results of opera-

tions. (Refer to the discussion of OTHER ENVIRONMENTAL MATTERS.)

LABOR MATTERS

     Employees at PDMC’s Arizona operations, El Paso refinery and rod mill, Tyrone, the Norwich and Chicago rod mills, the Henderson mine in Colorado, the Fort Madison, Iowa, molybdenum processing facility, and over half of the employees at Chino are not represented by any unions.

     Our El Abra mine in Chile has two labor agreements covering approximately 418 and 66 employees that expire in November 2008. Candelaria has two labor agreements covering approximately 508 and 105 employees that expire in April 2006. Our Ojos del Salado mine does not have any employees covered by labor agreements. Cerro Verde has one labor agreement covering approximately 429 employees that expires in December 2008. Our Chino mine in Hurley, New Mexico, had two agreements covering approximately 447 employees that expired in November 2002. The employees represented by one of the two unions decertified their union during 2004. Chino now has one union representing 243 employees and negotiations are ongoing in regard to this agreement. Our molybdenum operation in Rotterdam had an agreement covering approximately 45 employees that expired in December 2004. Negotiations are expected to begin in the 2005 second quarter in regard to this agreement. Our molybdenum operation in Stowmarket has an agreement covering approximately 44 employees that expires in May 2005. Our Braithwaite plant near New Orleans, Louisiana, is a discontinued operation on care-and-maintenance status. An agreement covering four employees expired in January 2004. The represented employees decertified their union during 2004.

     In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. Our specialty chemicals plant in Trecate, Italy, had one internal agreement covering 85 employees that expired in December 2004; negotiations are expected to begin in the first quarter of 2005 in regard to that agreement. Trecate also has an agreement covering nine managers that expires in December 2008, and one with the National Chemicals Industries that expires in December 2005. Our specialty chemicals plant in Hamilton, Ontario, Canada, has an agreement covering 60 employees that expires in November 2006. Our specialty chemicals facilities in Cubatao and Sao Paulo, Brazil, have agreements covering 216 and 26 employees, respectively, that expire in October 2005. Our specialty chemicals plant in Bristol, United Kingdom, has an agreement covering 68 employees that expires in May 2005. There are three trade unions involved in the labor agreement. Our specialty chemicals plant in Hannover, Germany, has an agreement covering 50 employees that expires in August 2005. Our specialty chemicals plant in Yosu, South Korea, has a wage agreement covering 40 employees that expired in February 2005; negotiations are expected to begin in mid-2005. The agreement for contract language for Columbian Chemicals Korea expires in July 2005. Our specialty chemicals plant in Santander, Spain, has an agreement covering 44 employees that expires in December 2005. Our specialty chemicals plant in Marshall, West Virginia, has two agreements covering 59 employees that expire in June 2005. Our specialty chemicals North Bend plant in Franklin, Louisiana, has an agreement covering 109 employees that expires in February 2006.

     Employees at PDWC’s operations in Bentonville, Arkansas, El Paso, Texas, Inman, South Carolina, Trenton, Georgia, China, Costa Rica, Honduras and Thailand are not represented by any unions.

     Our wire plant in Elizabeth, New Jersey, has an agreement covering approximately 45 employees that expires in April 2007. Our plant in Zambia has an agreement covering approximately 90 employees that expires in July 2005. Our magnet wire plant in Monterrey, Mexico, has an agreement covering approximately 230 employees that expires in March 2005. Our magnet wire plant in Fort Wayne, Indiana, has an agreement covering approximately 190 employees that expires in May 2005. Our wire and cable facilities in Brazil have agreements covering approximately 350 and 25 employees that expire in September and November 2005, respectively. Our wire and cable facilities in Venezuela have agreements covering approximately 140 and 100 employees that expire in October 2006 and December 2006, respectively. Our wire and cable plant in Chile has an agreement covering approximately 140 employees that expires in May 2007.

RESEARCH AND DEVELOPMENT

     We conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing and product and engineered materials development. We also conduct research and development programs related to our carbon products through Columbian Chemicals, and our wire insulating processes and materials and conductor materials and processes through our Wire and Cable segment. Expenditures for all of these research and development programs, together with contributions to industry and government-supported programs, totaled $32.5 million in 2004, compared with $30.2 million in 2003 and $26.0 million in 2002.

OTHER ENVIRONMENTAL MATTERS

     Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including injuries to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

     Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge also has been advised by trustees for natural resources that the Company may be liable under CERCLA or similar state laws for injuries to natural resources caused by releases of hazardous substances.

     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $303.6 million and $317.2 million were recorded as of December 31, 2004 and 2003, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $239.5 million and $271.3 million at December 31, 2004 and 2003, respectively.

     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona. Current year adjustments to reserves pertained primarily to the Yonkers site.

Pinal Creek Site

     The Pinal Creek site was listed under the ADEQ Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. (For a description of the litigation associated with this site including litigation in respect of other potentially responsible parties, refer to page 34).

     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

Yonkers Site

     In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. Pursuant to the sales agreement, the Company agreed to indemnify the buyer for certain environmental liabilities at the facility. In 2000, the owner of the property entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for both contractual and statutory indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its revised feasibility study to NYSDEC in September 2004. On November 30, 2004, NYSDEC issued a Proposed Remedial Action Plan (PRAP) for the Yonkers site. The PRAP accepted the remedy recommendation of the feasibility study, with certain modifications. On December 31, 2004, the Company and the Yonkers site owner finalized a settlement agreement that relieves the Company of financial responsibility for implementation of the NYSDEC’s remedy at the Yonkers site. Pursuant to this settlement agreement, the Company agreed to pay a portion of the future anticipated remedial costs, as well as portions of the premiums associated with cost cap and pollution legal liability insurance associated with future site remedial actions. In addition, the Company resolved the site owner’s claims of contractual and statutory indemnity for past remedial costs at the site. To address all aspects of the settlement agreement, the reserve was increased from approximately $20 million to $50 million. A partial payment of approximately $43 million was made on December 31, 2004; final payments of approximately $7 million will be made in 2005.

Laurel Hill Site

     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with NYSDEC that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD by 2006.

     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is engaged in preliminary discussions with NYSDEC concerning the types of remedial actions that should be considered in the feasibility study.

Other

     In 2004, the Company recognized charges of $58.9 million for environmental remediation. As discussed above, the site with significant charges was the Yonkers site (an increase of $30.4 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than $5 million.

     At December 31, 2004, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek and Yonkers was estimated to be from $156 million to $358 million, of which $186 million has been reserved. Significant work is expected to be completed in the next several years on the sites that constitute a majority of the reserve balance, subject to inherent delays involved in the remediation process.

     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2004 and 2003, the Company recognized proceeds from settlements reached with several insurance companies on historic environmental liability claims of $9.3 million and $0.5 million, net of fees and expenses, respectively.

     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2004, the cost range for reasonably possible outcomes for all such sites for which an estimate can be made was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

     Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, refer to PDMC - Environmental and Other Regulatory Matters and PDI - Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2005 and 2006, and the expenditures in 2004 are separate from the reserves and estimates described above.

     The Environmental, Health and Safety Committee of the Board of Directors comprises five non-management directors. The Committee met four times in 2004 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The Committee reports on such reviews and makes recommendations with respect to those policies to the board of directors and to management.

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

     A. General Background

          Arizona surface water law is based on the doctrine of prior appropriation (first in time, first in right). Surface water rights in Arizona are usufructuary rights, and as such the water right holder is granted only the right to use public waters for a statutorily defined beneficial use, at a designated location. Groundwater in Arizona is governed by the doctrine of reasonable use. Arizona has initiated two water rights adjudications in order to quantify and prioritize all of the surface water rights and water right claims to two of the state’s river systems and sources. Groundwater is not subject to the adjudication; however, wells may be adjudicated to the extent that they are found to produce or impact appropriable surface water. The two adjudication cases that could potentially impact Phelps Dodge’s surface water rights and claims (including some wells) are entitled In Re The General Adjudication of All Rights to Use Water in the Little Colorado Water System and Source, Arizona Superior Court, Apache County, Cause No. 6417 filed on or about February 17, 1978 and In Re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Arizona Superior Court, Maricopa County, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), W-4 (San Pedro), (consolidated) filed on February 17, 1978. The major parties in addition to Phelps Dodge in the Gila River adjudication are: Gila Valley Irrigation District, the San Carlos Irrigation and Drainage District, the state of Arizona, the San Carlos Apache Tribe, the Gila River Indian Community, and the United States on behalf of those Tribes, on its own behalf, and on the behalf of the White Mountain Apache Tribe, Ft. McDowell Mohave-Apache Indian Community, Salt River Pima-Maricopa Indian Community and the Payson Community of Yavapai Apache Indians. The major parties in addition to Phelps Dodge in the Little Colorado adjudication are: the state of Arizona, the Salt River Project, Arizona Public Service Company, the Navajo Nation, the Hopi Indian Tribe, the San Juan Southern Paiute Tribe and the United States on behalf of those Indian Tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe.

          Phelps Dodge has four active mining operations in Arizona: Morenci, Miami, Sierrita and Bagdad. Each operation requires water for mining and all related support facilities. With the exception of Bagdad, each operation is located in a watershed within an ongoing surface water adjudication. Each operation has sufficient water claims to cover its operational demands. In many instances, the water supply may come from a variety of possible sources. The potential impact of the surface water adjudications on each active operation is discussed below.

     B. Operations

          Morenci – The Morenci operation is located in eastern Arizona. Morenci water is supplied by a combination of sources, including decreed surface water rights in the San Francisco River, Chase Creek and Eagle Creek drainages, groundwater from the Upper Eagle Creek wellfield, and Central Arizona Project (CAP) water leased from the San Carlos Apache Tribe and delivered to Morenci via exchange through the Black River Pump Station. Phelps Dodge has filed Statements of Claimants in the adjudication for each of its water sources for Morenci except the CAP water.

          Phelps Dodge’s decreed water rights are subject to the Gila River adjudication and potentially could be impacted. Although the purpose of the adjudication is to determine only surface water rights, wells such as those in the Upper Eagle Creek wellfield may be subject to the Gila River adjudication, but only to the extent those wells may be determined to capture or impact appropriable surface water. The CAP water provided via exchange is not subject to any state adjudication process. The CAP lease became effective as of January 1, 1999, and has a 50-year term.

          Miami – The Miami operation obtains water from a number of sources in the Salt River watershed. Statements of Claimants have been filed in connection with these water sources, each of which is subject to the adjudication and could be potentially impacted. Miami currently holds a CAP subcontract, although CAP water is not currently used at the operation. CAP water is not subject to adjudication; however, an exchange agreement has been executed to allow the delivery of this water to the Miami operation.

          Sierrita – The Sierrita operation is located in the Santa Cruz River watershed. The water for the operation is groundwater. The wells that supply the water may be subject to the Gila River adjudication only to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed Statements of Claimants in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water. In 1980, the Arizona legislature enacted the Arizona Groundwater Code. The Code established Active Management Areas (AMA’s) in several groundwater basins, including the Santa Cruz Groundwater Basin. The groundwater at this operation is subject to regulation under the Tucson AMA.

          Bagdad – The Bagdad operation is located in the Bill Williams River watershed. The water supply includes claims to both surface water and groundwater. There is not an active adjudication proceeding in this watershed; however, the legal precedent set in the active adjudications regarding the determination of whether water pumped from wells is treated as surface water or groundwater may impact the use of water from some wells.

     C. Other Arizona Mining Properties

          The potential impact of the ongoing adjudication on other mining properties is discussed below.

          Safford – Water for the planned future operation at Safford may come from a combination of sources. Wells that supply groundwater may be used and those wells will be subject to the adjudication only to the extent that such wells are determined to be pumping or impacting appropriable surface water. CAP water may also be considered for use at the operation some time in the future. CAP water is not subject to adjudication; however, an exchange agreement will need to be negotiated in order to deliver the water. The implementation of such an exchange will require approval of the Globe Equity Court as well as environmental reviews and related agency approvals.

          Ajo – The potential water supply for Ajo is groundwater. The wells that supply the water may be subject to the Gila River adjudication to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed a Statement of Claimant in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water.

          Bisbee – The potential water supply for Bisbee is groundwater. The wells that supply the water may be subject to the Gila River adjudication to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed a Statement of Claimant in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water.

     D. Water Settlements

          1. Gila River Indian Community Water Settlement

     On May 4, 1998, Phelps Dodge executed a settlement agreement with the Gila River Indian Community (the Community) that resolves the issues between Phelps Dodge and the Community pertinent to the Gila River adjudication. Since that time, comprehensive settlement negotiations with users all along the Gila River have been initiated. Phelps Dodge’s settlement with the Community is now included in the comprehensive settlement. Federal legislation authorizing the settlement was passed in December 2004. The final enforceability date, however, will not occur until certain provisions in the associated agreements are met. The parties have until December 31, 2007, to meet their obligations for the settlement to become enforceable.

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

Although Phelps Dodge was named and served as a defendant in that action, Phelps Dodge was dismissed without prejudice as a defendant in March 1935. In June 1935, the Court entered a decree setting forth the water rights of numerous parties, but not Phelps Dodge’s. The Court retained, and still has, jurisdiction of the case. The complaint-in-intervention does not name Phelps Dodge as a defendant, however, it does name the Gila Valley Irrigation District as a defendant. Therefore, the complaint-in-intervention could affect the approximately 3,000 acre-feet of water that Phelps Dodge has the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to Phelps Dodge’s decreed rights and an agreement between Phelps Dodge and the Gila Valley Irrigation District.

          During 1997 and 1998, Phelps Dodge purchased farmlands with associated water rights that are the subject of this litigation. As a result, Phelps Dodge has been named and served as a party in this case. The lands and associated water rights are not currently used in connection with any Phelps Dodge mining operation.

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

          3. Cyprus Sierrita Corporation’s predecessor in interest was a defendant in United States, et al. v. City of Tucson, et al., No. CIV 75-39 (D. Ariz.). This is a consolidation of several actions seeking a declaration of the rights of the United States, the Papago Indian Tribe (now known as the Tohono O’odham Nation), and individual allottees of the Tohono O’odham Nation, to surface water and groundwater in the Santa Cruz River watershed; damages from the defendants’ use of surface water and groundwater from the watershed in derogation of those rights; and injunctive relief. Congress in 1982 enacted the Southern Arizona Water Rights Settlement Act, which was intended to resolve the water right claims of the Tohono O’odham Nation and its member allottees relating to the San Xavier Reservation and the Schuk Toak District of the Sells Papago Reservation. The allottees contested the validity of the Act and contended that the Court could not dismiss the litigation without their consent. This prompted additional litigation, and eventually culminated in settlement negotiations. The Court suspended most aspects of the litigation to enable the parties to negotiate a settlement with the allottees. The Court’s recent attention has been devoted to the composition of appropriate classes of allottees and identification of class representatives, so that any settlement that is reached would bind the allottees. It is anticipated that a settlement and authorizing legislation would conclude all litigation on behalf of the Tohono O’odham Nation, its allottee members, and the United States as Trustee for the nation and its allottee members, relating to water rights. Federal legislation has been passed authorizing a settlement. The parties have until December 31, 2007, to finalize the agreements and meet certain obligations for the settlement to become enforceable. The outcome of this dispute could impact water right claims associated with the acquired Cyprus operations at Sierrita, and miscellaneous former Cyprus land holdings in the Santa Cruz River watershed.

III. On October 1, 1997, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Cyprus Amax’s (now the Company’s) Sierrita operations in southeastern Arizona. The NOV alleged certain emission standards and permitting violations associated with the molybdenum roasting facility at Sierrita. On September 6, 2000, EPA also issued an NOV to Phelps Dodge Sierrita for alleged violations of Prevention of Significant Deterioration permitting requirements, and New Source Performance Standards under the federal Clean Air Act. The Company and the EPA reached a settlement of the issues raised in the NOVs. The settlement agreement was embodied in a consent decree, which, along with a formal complaint, was lodged with the United States District Court for the District of Arizona on June 21, 2004, United States and State of Arizona v. Phelps Dodge Sierrita, Inc., No. CIV 04-312 TUC FRZ, and entered by the Court on August 12, 2004. The state of Arizona joined in the complaint and consent decree, although it did not join in most of the allegations made by EPA. Without admitting any of the allegations, the Company agreed to pay a civil penalty totaling $1.4 million to be divided between the United States and the state of Arizona. The Company also agreed to undertake certain monitoring and permitting actions, including continuous emissions monitoring at the molybdenum roasting facility.

IV. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

     Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The first phase of the case has been assigned a trial date in June 2005. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier unsuccessfully appealed the judgment against it and then settled in October 2004.

     In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The settlement of that litigation in September 2004 included an amendment of the PCG agreement.

     Approximately $111 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2004. While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

V. The Company’s wholly owned subsidiary, Cyprus Amax Minerals Company (Cyprus), was the plaintiff in an action entitled Cyprus Amax Minerals Company v. Asarco Incorporated, No. 99 CIV 11198 (LMM), which was filed on November 9, 1999, in the U.S. District Court for the Southern District of New York. The action arose out of the merger agreement between Cyprus and Asarco dated as of July 15, 1999 (the merger agreement). The complaint alleged, among other things, that Asarco breached the merger agreement and a subsequent agreement by soliciting an alternative takeover proposal for Asarco from another company. Cyprus sought, among other things, compensatory damages of not less than $90 million.

     Asarco moved for summary judgment on all of Cyprus’ claims on November 10, 2003. That motion was granted on October 14, 2004, in favor of Asarco.

VI. On October 18, 2002, the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department issued NOVs under the New Mexico Mining Act Rules (NMMAR) to Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone) and Cobre Mining Company (Cobre). The NOVs allege that Chino, Tyrone and Cobre failed to obtain approval of closeout plans as required by NMMAR by October 1, 2002. A closeout plan under NMMAR consists of a plan for reclamation of a mining operation following cessation of operations and financial assurance sufficient for MMD to complete the closeout plan if the operator defaults. The NOVs would have established schedules requiring that the alleged violations be abated by April 20, 2003, for Chino, June 30, 2003, for Cobre and September 30, 2003, for Tyrone. The NOVs did not assess civil penalties, but reserved the right to assess penalties in the future in accordance with the penalty assessment procedures in NMMAR. The NOVs further stated that if the alleged violations were not abated by the dates set in the NOVs, MMD would issue “cessation orders” in accordance with NMMAR requiring that mining operations cease until the alleged violation is abated. On November 1, 2002, Chino, Tyrone and Cobre each filed Petitions for Review of the NOVs with the New Mexico Mining Commission (Commission). The Petitions for Review contended that closeout plan approval was not possible by October 1, 2002, because of delays by the New Mexico Environment Department (NMED) in issuing discharge permits for closure and issuing determinations that the closeout plans for Chino, Tyrone and Cobre are expected to achieve compliance with environmental standards, including compliance with water quality standards. The Petitions requested that the NOVs be vacated or, in the alternative, that different dates be set for abatement of the alleged violations that allow a reasonable period of time after NMED issues its discharge permits to obtain approval of the closeout plans. The Commission held a public hearing on December 13-14, 2002, on the Petitions for Review. The Commission upheld the NOVs but modified the period for abatement for each mine to run from the dates when NMED issues the discharge permits for closure for the mines. Under the modified NOVs, Chino, Cobre and Tyrone will have seven, nine and 12 months, respectively, after NMED issues their closure permits to obtain approval of their closeout plans.

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

     NMED issued Tyrone’s closure permit on April 8, 2003, and Tyrone’s closeout plan was approved by MMD on April 12, 2004. On July 12, 2004, Tyrone filed an appeal of a decision by the WQCC affirming the conditions of Tyrone’s closure permit to the New Mexico Court of Appeals. Tyrone is complying with the requirements of the closure permit pending the outcome of the appeal.

     NMED issued Cobre’s closure permit on December 10, 2004. MMD held a public hearing on February 3, 2005, and is expected to take action on the plan in the first quarter of 2005.

VII. Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a number of product liability or premises lawsuits brought by electricians and other skilled tradesmen or contractors claiming injury from exposure to asbestos found in limited lines of electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Phelps Dodge presently believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance; however, that future developments will not alter this conclusion.

VIII . On September 30, 2002, Columbian Chemicals Company, a subsidiary of the Company, received an administrative complaint from EPA for alleged violations of the Clean Air Act at its El Dorado, Arkansas, carbon black plant. On April 19, 2004, Columbian signed a Consent Agreement and First Order (Consent) resolving this matter. The Consent requires Columbian to pay a civil penalty of $39,300 and fund a Supplement Environmental Project in the amount of $75,700 for a total settlement amount of $115,000.

IX. On November 7, 2002, the United Kingdom Environment Agency (Agency) issued an enforcement notice to Columbian Chemicals Company’s Sevalco plant in the United Kingdom. This notice followed Sevalco’s disclosure to the Agency in October 2002 that Sevalco had discovered irregularities in its effluent discharge reports, and requires the plant to implement procedures to ensure that discharges satisfy permit limits and are properly reported. At a hearing in Magistrates’ Court in Bristol, England, on November 15, 2004, Sevalco pled guilty to six charges concerning the alleged submission of incorrect data to the Agency and operation of a process not in accordance with its operating permit. The magistrates referred the case to Crown’s Court for sentencing. At the hearing in

Crown’s Court on December 8, 2004, the Court imposed a fine of 40,000 pounds per offense plus Agency’s costs of 70,000 pounds for a total fine of 310,000 pounds (approximately U.S. $598,000), which Sevalco has paid.

X. In November 2002, Columbian Chemicals Company was contacted by U.S. and European antitrust authorities regarding a joint investigation they initiated into alleged price fixing in the carbon black industry. European antitrust authorities reviewed documents at three of Columbian Chemicals’ facilities in Europe, and U.S. authorities contacted Columbian Chemicals’ headquarters in Marietta, Georgia, but have not requested documents or other information.

XI. The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint filed in these actions does not name the Company as a defendant. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorneys’ fees. Columbian Chemicals Company and other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim. The plaintiffs have filed a motion for class certification. The court has denied the motion to dismiss and has certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999 through January 18, 2005. Discovery is ongoing.

     Similar class actions have been filed in state courts in California, North Carolina, Florida, Kansas, New Jersey, South Dakota and Tennessee on behalf of indirect purchasers of carbon black in those and 17 other states and the District of Columbia alleging violations of state antitrust and deceptive trade practices laws. Columbian has also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed in state court. In the class action filed in state court in North Carolina, the court granted the defendants’ motion to dismiss and the plaintiff dropped his appeal of the decision, so that case has been dismissed. The court in the New Jersey action denied a motion to dismiss; the defendants have filed a motion for leave to take an interlocutory appeal.

     The Company believes the claims are without merit and intends to defend the lawsuits vigorously.

XII. In November 2002, EPA issued a unilateral administrative order (UAO) under CERCLA to the Company’s wholly owned subsidiary, Western Nuclear, Inc., and two other companies, Kerr McGee Corporation and Fremont Lumber Company (collectively, the PRPs) requiring the companies to perform certain remedial design (RD) and remedial action (RA) work at the White King/Lucky Lass Uranium Mines site near Lakeview, Oregon. The PRPs do not believe the UAO was lawfully issued because EPA failed to recognize the joint responsibility of the U.S. government under applicable laws and to perform non-discretionary duties to ensure federal government responsibility for remediating the site prior to issuance of the UAO. The PRPs notified the EPA of their intent to sue and obtain, among other things, a judicial determination of the illegality of the UAO.

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

     On September 19, 2003, the PRPs served a complaint on the Acting Administrator of the EPA, which seeks to have the federal district court of Oregon declare the UAO unlawful for failure to comply with the requirement under CERCLA to ensure federal government participation in remedying the site. Fremont Lumber Company, et al. v. Horinko, No. 03-CV-1073-AS (D. Ore.). On December 15, 2003, EPA answered the complaint and denied the PRPs’ allegations of non-compliance with CERCLA. On January 12, 2004, EPA filed a complaint against the PRPs seeking to enforce the PRPs’ compliance with the UAO and to recover administrative penalties and response costs incurred at the site. The cases have been consolidated and the litigation has been stayed until March 2005. The PRPs and EPA have commenced discussions in an effort to settle all outstanding issues.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2004 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation

     The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its board of directors. As of February 28, 2005, the executive officers of Phelps Dodge Corporation were as follows:

			Officer of the
	Age at		Corporation
Name	2/28/05	Position	Since

J. Steven Whisler	50	Chairman of the Board and Chief Executive Officer	1987

Timothy R. Snider	54	President and Chief Operating Officer	1997

Ramiro G. Peru	49	Executive Vice President and Chief Financial Officer	1995

Arthur R. Miele	63	Senior Vice President-Marketing; President, Phelps Dodge Sales Company	1987

Kalidas V. Madhavpeddi	49	Senior Vice President-Asia; President, Phelps Dodge Wire and Cable Group	1999

S. David Colton	49	Senior Vice President and General Counsel	1998

David L. Pulatie	63	Senior Vice President-Human Resources	1999

David C. Naccarati	52	President, Phelps Dodge Mining Company

James P. Berresse	44	President and Chief Executive Officer, Columbian Chemicals Company

     Mr. Whisler was elected Chairman of the Corporation in May 2000, and has been Chief Executive Officer since January 2000. He was President from December 1997 to October 2003 and was also Chief Operating Officer from December 1997 until January 2000. He was President of Phelps Dodge Mining Company, a division of the Corporation, from 1991 to October 1998.

     Mr. Snider was elected President and Chief Operating Officer in November 2003. Prior to that time, Mr. Snider was Senior Vice President of the Corporation, a position he held since 1998.

     Mr. Peru was elected Executive Vice President in October 2004. He was elected Senior Vice President and Chief Financial Officer in January 1999. Prior to that time, Mr. Peru was Senior Vice President for Organization Development and Information Technology, a position he held since January 1997. Prior to that, Mr. Peru was Vice President and Treasurer of the Corporation, a position he held since 1995.

     Mr. Miele was elected Senior Vice President-Marketing in June 2000. Prior to that time, he served as Vice President-Marketing since 1987. Mr. Miele is also President, Phelps Dodge Sales Company, a position he has held since October 1987.

     Mr. Madhavpeddi was elected Senior Vice President-Asia in October 2004. He was elected President, Phelps Dodge Wire and Cable Group in May 2002 and Senior Vice President, Business Development in November 2000. Prior to that time, Mr. Madhavpeddi was elected Vice President, Business Development in November 1999.

     Mr. Colton was elected Senior Vice President in November 1999. He was elected Vice President and General Counsel in April 1998. Prior to that time, Mr. Colton was Vice President and Counsel for Phelps Dodge Exploration, a position he held since 1995.

     Mr. Pulatie was elected Senior Vice President-Human Resources in March 1999. Mr. Pulatie joined Phelps Dodge in March 1999 after a 34-year career with Motorola, Inc.

     Mr. Naccarati was appointed to the Corporation’s Senior Management Team, as well as elected President, Phelps Dodge Mining Company in October 2004. He was elected Vice President, North American Mining, Phelps Dodge Mining Company, in October 2003. Prior to that time, Mr. Naccarati was President, Phelps Dodge Morenci, Inc., a position he held since 2001. Prior to that time, he was President, PD Candelaria, Inc., a position he held since 1999. Prior to that, he was President, Phelps Dodge Tyrone, Inc., a position he held since 1997.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information called for in paragraphs (a) and (b) of Item 5 appears on pages 88 through 89 and page 116 of this report.

(c) Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended December 31, 2004:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs

October 1-31, 2004	958	$94.08	—	—
November 1-30, 2004	14,980	89.50	—	—
December 1-31, 2004	9,669	95.85	—	—

Total	25,607	92.07	—	—

*	The shares shown have been repurchased under the Company’s applicable restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, certain employees may elect to satisfy their tax obligations on restricted stock awards by having the Company withhold a portion of their shares of restricted stock. Additionally, the Company repurchases shares in the SSP as a result of changes in investment elections by plan participants.

Item 6. Selected Financial Data

     The following financial and operating data should be read in conjunction with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto appearing in this Annual Report.

($ in millions except per share and per pound amounts)

	Year Ended December 31,*
	2004 (a)	2003 (b)	2002 (c)	2001 (d)	2000 (e)

Statement of Operations Data
Sales and other operating revenues	$7,089.3	4,142.7	3,722.0	4,002.4	4,525.1
Operating income (loss)	1,503.6	197.6	(209.3)	(28.8)	268.2
Income (loss) before extraordinary item and cumulative effect of accounting changes	1,046.3	18.1	(315.2)	(329.5)	56.3
Net income (loss)	1,046.3	94.8	(338.1)	(331.5)	56.3
Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	11.06	0.06	(3.86)	(4.19)	0.72
Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	10.58	0.06	(3.86)	(4.19)	0.72
Basic earnings (loss) per common share	11.06	0.92	(4.13)	(4.22)	0.72
Diluted earnings (loss) per common share	10.58	0.91	(4.13)	(4.22)	0.72

Balance Sheet Data (at period end)
Current assets	$2,661.7	1,790.0	1,428.2	1,531.2	1,542.7
Total assets	8,594.1	7,272.9	7,029.0	7,584.3	7,841.2
Total debt	1,096.9	1,959.0	2,110.6	2,871.6	2,687.7
Long-term debt	972.2	1,703.9	1,948.4	2,538.3	1,963.0
Shareholders’ equity	4,343.1	3,063.8	2,813.6	2,730.1	3,184.4
Cash dividends declared per common share	0.50	—	—	0.75	2.00

Other Data
Net cash provided by operating activities	$1,726.2	470.5	348.0	302.7	511.2
Capital expenditures and investments	317.3	102.4	133.2	311.0	422.3
Net cash (used in) investing activities	(291.0)	(87.7)	(140.3)	(266.8)	(274.2)
Net cash provided by (used in) financing activities	(947.2)	(48.8)	(244.8)	101.0	(221.2)

Division Results
Phelps Dodge Mining Company operating income (loss)	$1,606.7	265.2	(65.0)	(83.6)	276.0
Phelps Dodge Industries operating income	47.5	68.5	30.6	74.0	70.3
Corporate and Other operating loss	(150.6)	(136.1)	(174.9)	(19.2)	(78.1)

	$1,503.6	197.6	(209.3)	(28.8)	268.2

Copper
Copper production – thousand short tons (h)	1,260.6	1,059.3	1,028.8	1,160.1	1,200.3
Copper sales from own mines – thousand short tons (h)	1,268.9	1,069.3	1,051.1	1,170.8	1,200.6
COMEX copper price (per pound) (f)	$1.29	0.81	0.72	0.73	0.84
LME copper price (per pound) (g)	$1.30	0.81	0.71	0.72	0.82

Commercially recoverable copper (million tons)
Ore reserves (h)	24.3	19.5	19.6	22.1	23.1
Stockpiles and in-process inventories (h)	1.8	1.6	1.4	0.9	1.0

	26.1	21.1	21.0	23.0	24.1

*	2004 reflected full consolidation of El Abra and Candelaria; 2003-2000 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

     All references to per share earnings or loss are based on diluted earnings (loss) per share.

(a)	Reported amounts included after-tax, net special charges of $44.7 million, or 45 cents per common share, for environmental provisions; $30.9 million (net of minority interest), or 31 cents per common share, for early debt extinguishment costs; $9.9 million, or 10 cents per common share, for the write-down of two cost-basis investments; $9.6 million, or 10 cents per common share, for taxes on anticipated foreign dividends; $9.0 million, or 9 cents per common share, for a deferred tax asset valuation allowance at our Brazilian wire and cable operation; $7.6 million, or 8 cents per common share, for Magnet Wire restructuring activities; $5.9 million, or 6 cents per common share, for asset impairments; and $0.7 million, or 1 cent per common share, for interest on a Texas franchise tax matter; partially offset by special gains of $30.0 million, or 31 cents per common share, for the reversal of a U.S. deferred tax asset valuation allowance; $15.7 million (net of minority interest), or 16 cents per common share, for the reversal of an El Abra deferred tax asset valuation allowance; $10.1 million, or 10 cents per common share, for the gain on the sale of uranium royalty rights; $7.4 million, or 7 cents per common share, for environmental insurance recoveries; and $4.7 million, or 5 cents per common share, for the settlement of historical legal matters.

(b)	Reported amounts included after-tax, net special gains of $2.4 million, or 3 cents per common share, for the termination of a foreign postretirement benefit plan; $0.5 million, or 1 cent per common share, for environmental insurance recoveries; $0.2 million for the reassessment of prior restructuring programs; $6.4 million, or 7 cents per common share, on the sale of a cost-basis investment; $8.4 million, or 9 cents per common share, for cumulative effect of an accounting change; $1.0 million, or 1 cent per common share, for the tax benefit relating to additional 2001 net operating loss carryback; and an extraordinary gain of $68.3 million, or 76 cents per common share, on the acquisition of our partner’s one-third interest in Chino Mines Company; partially offset by charges of $27.0 million, or 30 cents per common share, for environmental provisions; $8.0 million, or 9 cents per common share, for a probable Texas franchise tax matter; $2.9 million, or 3 cents per common share, for the settlement of historical legal matters; and $2.6 million, or 3 cents per common share, for asset and goodwill impairments.

(c)	Reported amounts included after-tax, net special charges of $153.5 million, or $1.82 per common share, for PDMC asset impairment charges and closure provisions; $53.0 million, or 63 cents per common share, for historical lawsuit settlements; $45.0 million, or 54 cents per common share, for a historical arbitration award; $26.6 million, or 32 cents per common share, for early debt extinguishment costs; $23.0 million, or 27 cents per common share, for Phelps Dodge Industries restructuring activities; $22.9 million, or 27 cents per common share, for cumulative effect of an accounting change; $14.0 million, or 17 cents per common share, for environmental provisions; $1.2 million, or 1 cent per common share, for the write-off of two cost-basis investments; and $1.0 million, or 1 cent per common share, for the settlement of legal matters; partially offset by special gains of $29.1 million, or 35 cents per common share, for environmental insurance recoveries; $22.6 million, or 27 cents per common share, for the gain on the sale of a non-core parcel of real estate; $13.0 million, or 15 cents per common share, for the release of deferred taxes previously provided with regard to Plateau Mining Corporation; and $66.6 million, or 79 cents per common share, for the tax benefit relating to the net operating loss carryback prior to 2002 resulting from a change in U.S. tax legislation.

(d)	Reported amounts included after-tax, net special gains of $61.8 million, or 79 cents per common share, for environmental insurance recoveries; $39.9 million, or 51 cents per common share, for the gain on the sale of Sossego; $9.0 million, or 11 cents per common share, for an insurance settlement for potential future legal matters; offset by special charges of $57.9 million, or 74 cents per common share, to provide a deferred tax valuation allowance; $31.1 million, or 40 cents per common share, for environmental provisions; $29.8 million, or 38 cents per common share, for restructuring activities; $12.9 million, or 16 cents per common share, for investment impairments; $2.0 million, or 3 cents per common share, for the cumulative effect of an accounting change; and $3.4 million, or 4 cents per common share, for other items, net.

(e)	Reported amounts included after-tax, net special charges of $56.4 million, or 72 cents per common share, for restructuring activities; partially offset by gains of $10.1 million, or 13 cents per common share, for an income tax refund and related interest; and $3.0 million, or 4 cents per common share, for an insurance settlement refund.

(f)	New York Commodity Exchange annual average spot price per pound — cathodes.

(g)	London Metal Exchange annual average spot price per pound — cathodes.

(h)	2004 reflected production, sales and commercially recoverable copper on a consolidated basis; 2003-2000 reflected that information on a pro rata basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for in Item 7 appears on pages 41 through 89 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information called for in Item 7A appears on pages 41 through 43 and 78 through 83 of this report.

Item 8. Financial Statements and Supplementary Data

The information called for in Item 8 appears on pages 92 through 137 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures

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

     Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

     The reports required to be furnished pursuant to this item appear on pages 90 and 91, respectively.

     Changes in Internal Control Over Financial Reporting

     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter.

Item 9B. Other Information

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general U.S. and international economic and political conditions; the cyclical and volatile price of copper, molybdenum and other commodities; political and economic risks associated with foreign operations; unanticipated ground and water conditions; geological problems; metallurgical and other processing problems; availability of materials and equipment; delays in the receipt of or failure to receive necessary government permits; appeals of agency decisions or other litigation; volatility in the price or availability of oil (the main feedstock for our carbon black operations), diesel fuel, electricity and natural gas; currency fluctuations; changes in laws or regulations or the interpretation and enforcement thereof (including changes in treaties or laws governing international trade or tariffs); the occurrence of unusual weather or operating conditions; force majeure events; lower than expected ore grades and recovery rates; the failure of equipment or processes to operate in accordance with specifications or expectations; unanticipated difficulties consolidating acquired operations and obtaining expected synergies; labor relations; accidents; delays in anticipated start-up dates; environmental risks; the ability to obtain anticipated cost savings and efficiencies; the ability to obtain satisfactory insurance coverage; the ability to obtain surety bonds or other financial assurance for reclamation obligations; and the results of financing efforts and financial market conditions.

     These and other risk factors are discussed in more detail herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows

     Phelps Dodge is the world’s second-largest producer of copper, a world leader in the production of molybdenum, the largest producer of molybdenum-based chemicals and continuous-cast copper rod, and among the leading producers of magnet wire and carbon black. PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, primary molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; and worldwide mineral exploration, technology and project development programs. Our copper mines include Morenci, Bagdad, Sierrita, Miami, Chino, Cobre and Tyrone in the United States and Candelaria, Cerro Verde, El Abra and Ojos del Salado in South America. The Primary Molybdenum segment includes our Henderson and Climax molybdenum mines.

     PDI is our manufacturing division comprising two business segments that produce engineered products principally for the global energy, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. Columbian Chemicals Company, our specialty chemicals segment, is one of the world’s largest producers of engineered carbon black, with facilities in North America, Europe, South America and Asia. Phelps Dodge Wire and Cable, our Wire and Cable segment, consists of three worldwide product-line businesses comprising magnet wire, energy cables and specialty conductors.

     The Company currently is exploring strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth.

     From an overall Phelps Dodge perspective, some of the most significant risks associated with our businesses, or factors that could impact our businesses, operating results and cash flows, are the volatility of copper and molybdenum prices, increased energy costs, our cost structure, environmental and regulatory compliance, and mine closure regulations. Additionally, our ability to replenish our copper and molybdenum ore reserves, which are depleted as we mine, is important to our long-term viability.

Markets. Copper is a fundamental material used in residential and commercial construction, electrical and electronics equipment, transportation, industrial machinery and consumer durable goods. Copper is an internationally traded commodity and is traded on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) and the Shanghai Futures Exchange (SHFE). The prices on these exchanges generally reflect the worldwide balance of copper demand and supply and various U.S. and international macroeconomic and political conditions. The copper market is volatile and cyclical. During the past 15 years, prices per pound have ranged from a high of $1.54 to a low of 60 cents. Any material change in the price we receive for copper has a significant effect on our results. Based upon expected 2005 annual consolidated production of approximately 2.7 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual unit cost of production) causes a variation in annual operating income before taxes and adjustments for minority interests of approximately $27 million. Consequently, a sustained and uninterrupted period of unusually high or low copper prices has a dramatic impact on our profits and cash flow.

     After a protracted downturn in demand and correspondingly lower prices that began in the early part of 2000, the market dynamics for copper began improving at the end of 2003 and continued throughout 2004.

     In 2003, China overtook the United States as the largest consumer of refined copper in the world and retained this position during 2004. United States consumption was strong during 2004 as industrial production grew approximately 4.4 percent. Reported world exchange inventories fell from approximately 800 thousand metric tons at the end of 2003 to approximately 125 thousand metric tons at the end of 2004. The ramp-up of production by copper producers, including Phelps Dodge, increased production approximately 5 percent, but did not keep pace with consumption growth of more than 7 percent. This produced a large deficit in 2004 of approximately 800 thousand metric tons, which reduced global inventories to critical levels. These market fundamentals, combined with record speculative positions, a weakening U.S. dollar and low U.S. interest rates, resulted in COMEX copper prices averaging $1.29 per pound in 2004, almost 50 cents above the average for 2003. COMEX copper prices increased to $1.49 per pound at the end of 2004.

     Phelps Dodge expects that continued strong demand for copper, led by China, combined with lagging growth in refined copper supply because of smelter capacity constraints in the first half of 2005, will generally result in a supply deficit that is expected to support copper prices in 2005.

     Molybdenum is characterized by volatile, cyclical prices, even more so than copper. Prices are influenced by worldwide economic conditions, world supply/demand balances, inventory levels, currency exchange rates, production costs of U.S. and foreign competitors, and other factors. Molybdenum demand depends heavily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. More than 80 percent of molybdenum is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. During the past 15 years, Metals Week Dealer Oxide mean prices per pound have ranged from a high of $33.25 to a low of $1.82.

     Molybdenum experienced a significant price improvement during 2004, far outpacing those recorded in the previous two years. The Metals Week Dealer Oxide mean price increased more than 200 percent from the 2003 mean price of $5.32 per pound to $16.41 per pound in 2004. Global production increased approximately 15 percent in 2004. We estimate demand increased approximately 11 percent in 2004 to 370 million pounds. For 2005, Phelps Dodge expects supply to increase while demand remains strong. We anticipate that supply increases will occur as producers improve recoveries and increase capacity utilization to meet growing demand. The stainless steel, specialty steel and specialty chemical sectors are expected to continue to grow, led by capital spending increases and growth in China. The overall supply/demand outlook for 2005 is for a generally balanced market.

     Wire and cable products serve a variety of different markets, including energy, construction, consumer and industrial products, aerospace, medical devices, transportation and natural resources. Products include magnet wire, energy cables and specialty conductors. These products advance technology and support infrastructure development in growing regions of the world.

     During 2004, wire and cable sales experienced an increase in sales and profitability resulting from increased metal prices and increased demand in the international markets. For 2005, wire and cable products are expected to continue to experience an increase in sales and profitability as the U.S. and world economies continue to recover.

     Carbon black is a key raw material used in the manufacture of tires, rubber and plastic products, inks, paints and coatings, and a variety of other applications. Carbon black demand is primarily driven by the needs of the tire industry, which consumes nearly 70 percent of world production. In 2004, world demand for carbon black exceeded 7.8 million metric tons.

     During the past decade, global demand for carbon black has grown at slightly more than 3 percent per year, and this growth rate is projected to approach 4 percent per year during the remainder of the decade. Increased worldwide vehicle demand and growth in demand for larger tire sizes and high-performance tires have contributed to this sustained growth rate for carbon black.

     Despite strong growth of carbon black that was fueled by global growth in tire and industrial production in 2004, the rise in raw material and other costs had an adverse effect on the performance of Phelps Dodge’s carbon black subsidiary, Columbian Chemicals Company. Price increases for carbon black in all regions were not sufficient to overcome the fast and significant increase in raw material and other costs. Although the outlook for 2005 is positive, with continued global growth of carbon black consumption of approximately 4 percent, any resulting improvement in prices are expected to be partially mitigated by continued high raw material and other costs and competitive pressures.

Energy Costs. Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. The principal sources of energy in our wire and cable and specialty chemicals operations are purchased electricity and natural gas. In addition, the price of residual oil feedstock is a significant factor in the cost of our specialty chemicals products because the carbon black we produce is made primarily from heavy residual oil.

     In response to volatile energy markets in 2000 and 2001, we implemented a power cost stabilization plan that moderated electricity-related costs at our U.S. mining operations. Under the plan, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect us against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, because energy is a significant portion of our production costs, we could be negatively impacted by future energy availability issues or increases in energy prices. For example, as our diesel fuel and natural gas price protection programs were extended at gradually increasing prices, our energy cost per pound of copper increased in 2004. In 2005, we may continue to experience higher energy costs if the current energy commodity prices remain at the levels experienced in 2004.

     We continue to explore alternatives to moderate or offset the impact of increasing energy costs. To address volatility associated with a shortfall of power generation capacity experienced in the 2000 energy crisis in the western United States, in late 2004, we purchased a one-third interest in a partially constructed power plant in New Mexico owned by Duke Energy Luna, LLC. The plant is expected to be operating by the 2006 second quarter. One-third of its electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. This investment in an efficient, low-cost plant is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.

Cost Structure. Our cost structure for copper production is generally higher than that of some major producers, whose principal mines are located outside the United States. This is due to lower ore grades, higher labor costs (including pension and health-care costs) and, in some cases, stricter regulatory requirements. Our competitive cost position receives much attention from senior management. In 2001 we implemented a company-wide, comprehensive lean-production program, called Quest for Zero (QFZ). QFZ is a comprehensive continuous improvement process whereby we strive to achieve zero accidents, zero lost-time injuries, zero defects, zero environmental discharges, improve both product and process quality, apply technology in new and innovative ways, increase yields and increase revenues. The success of the business improvement teams we formed to execute our QFZ program led us in 2003 to reorganize our North American mining operations into what we call North America One Mine. This organizational plan has been designed to enable us to shift QFZ from a project-based approach to a process-focused approach, i.e., emphasis is on driving optimization through common site processes and sharing of best practices. We believe QFZ is an important foundation for our operations to be competitive throughout the business cycle.

Environmental and Mine Closure Regulatory Compliance. Our operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Our global operations also are subject to many environmental protection laws in the jurisdictions where we operate. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The federal Clean Air Act has had a significant impact, particularly on our smelters and power plants. The amended federal Bureau of Land Management (BLM) regulations governing mined-land reclamation for mining on federal lands will likely increase our regulatory obligations and compliance costs over time with respect to mine closure reclamation. We are subject to state laws and regulations that establish requirements for mined-land reclamation and financial assurance. We also have potential liability for certain sites we currently operate or formerly operated and for certain third-party sites under the federal Superfund law and similar state laws. The Company is also subject to claims for natural resource damages where the release of hazardous substances has injured natural resources.

     Our mining operations and exploration activities, both inside and outside the United States, are subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining also is subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations imposes substantial costs on us and subjects us to significant potential liabilities.

Ore Reserves. We use several strategies to replenish and grow our copper and molybdenum ore reserves. Our first consideration is to invest in mining and exploration properties near our existing operations. These additions allow us to develop adjacent properties with relatively small, incremental investments in operations.

     Technology innovations not only improve productivity, but also may increase ore reserves for us. Developing and applying new technologies, for example our success with solution extraction/electrowinning beginning in the early 1980s, creates the ability to process ore types we previously considered uneconomic.

     Our exploration strategy focuses on identifying new mining opportunities in Latin America, Asia, Australia, Central Africa and other regions. In several cases, we pursue these opportunities with joint-venture partners. By working with others, we maximize the potential benefits of our exploration expenditures and spread costs and risks among several parties.

     Acquisitions also may contribute to increased ore reserves. If acquisition opportunities present themselves, we will consider them, but we will pursue them only if they pass our rigorous screenings for adding economic value to the Company.

Other Considerations. The mining business is subject to many risks and factors that could impact our business, operating results and cash flows. Phelps Dodge actively manages the factors that are controllable, such as implementing a company-wide comprehensive lean production program to improve our cost structure, implementing a power cost stabilization plan at our U.S. mining operations, investing in a projected efficient, low-cost power plant, and establishing price protection programs for our diesel fuel and natural gas purchases, that have protected us against short-term significant upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. As discussed above, there are various factors outside of our control, such as the volatility of copper and molybdenum prices, increasing market energy costs and availability, and changes to environmental, closure and other regulatory laws, that could significantly impact our business.

Critical Accounting Policies and Estimates

     Phelps Dodge’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental and asset retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); postemployment, postretirement and other employee benefit liabilities; bad debts; restructuring reserves; realization of deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Phelps Dodge bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Phelps Dodge believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its Consolidated Financial Statements.

     In 2003, the Company implemented Financial Accounting Standards Board’s (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) and the revised Interpretation (FIN 46-R), which provided guidance associated with variable interest entities (VIEs). With respect to entities created prior to February 1, 2003, we determined that our El Abra and Candelaria copper mining operations in Chile met the VIE criteria and that we are the primary beneficiary of these entities. Historically, the Company had accounted for its partnership interests in the 51 percent-owned El Abra and the 80 percent-owned Candelaria copper mines using the proportional consolidation method. In accordance with FIN 46-R, beginning January 1, 2004, we fully consolidated the results of operations for El Abra and Candelaria with the interests held by our minority shareholders reported as minority interests in consolidated subsidiaries in our Consolidated Balance Sheet and Statement of Consolidated Operations. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements, for further discussion). Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest and the Chino mine, located in New Mexico, in which we held a two-thirds partnership interest through December 18, 2003, and a 100 percent interest from December 19, 2003 to December 31, 2004.(Refer to Note 2, Acquisitions and Divestures, for further discussion.) Interests in other majority-owned subsidiaries are reported using the full consolidation method; the Consolidated Financial Statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “Minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.

     Phelps Dodge, at least annually, estimates its ore reserves at active properties and properties on care-and-maintenance status. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of operating and environmental permits, changes in operating and capital costs, and other factors could materially and adversely affect our ore reserve estimates. Phelps Dodge uses its ore reserve estimates in determining the unit basis for units-of-production depreciation and amortization rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items. For example, a 10 percent increase or decrease in ore reserves at each mine would either decrease or increase, respectively, total depreciation expense by approximately $29 million in 2005.

     Phelps Dodge’s reported ore reserves are economic at the most-recent three-year historical average COMEX copper price of 94 cents per pound, and the most-recent three-year historical average molybdenum price of $8.50 per pound (Metals Week Dealer Oxide mean price).

     Phelps Dodge evaluates its long-term assets (to be held and used) for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill, investments and long-term receivables, and our identifiable intangible assets are evaluated at least annually for impairment. PDMC’s evaluations are based on business plans that are developed using a time horizon that is reflective of the historical, moving average for the full price cycle. We currently use a long-term average COMEX price of 90 cents per pound of copper and an average molybdenum price of $3.90 per pound (Metals Week Dealer Oxide mean price), along with near-term price forecasts reflective of the current price environment, to develop mine plans and production schedules. PDI’s business plans are based on the remaining asset life of the asset group and bases its economic projections on market supply and demand forecasts. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows.

     The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged 93 cents, 97 cents and 94 cents, respectively. The molybdenum per pound Metals Week Dealer Oxide mean price over the same periods averaged $5.27, $4.46 and $4.15, respectively. Should estimates of future copper and molybdenum prices decrease, impairments may result.

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

     The quantity of material delivered to mill stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in the material delivered to the mill stockpiles. Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are reduced as material is removed and fed to the mill. At December 31, 2004, the estimated amount of recoverable copper contained in mill stockpiles was 0.4 million tons on a consolidated basis (0.3 million tons on a pro rata basis) with a carrying value of $56.5 million (on a consolidated basis). At December 31, 2003, the estimated amount of recoverable copper contained in mill stockpiles was 0.2 million tons (on a pro rata basis) with a carrying value of $40.6 million (on a pro rata basis).

     The quantity of material in leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in material delivered to the leach stockpiles. Expected copper recovery rates are determined using small-scale laboratory tests, small- and large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to over 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take many years. At December 31, 2004, the estimated amount of recoverable copper contained in leach stockpiles was 1.4 million tons on a consolidated basis (1.3 million tons on a pro rata basis) with a carrying value of $100.7 million (on a consolidated basis). At December 31, 2003, the estimated amount of recoverable copper contained in leach stockpiles was 1.4 million tons (on a pro rata basis) with a carrying value of $71.0 million.

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

     With the exception of amounts provided for dividends expected to be received in 2005 from certain South American operations, deferred income taxes have not been provided on the Company’s share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because we consider these earnings to be reinvested indefinitely. The recent enactment of the American Jobs Creation Act of 2004 (the Act) has caused us to begin the process of re-evaluating this policy. The Act provides an effective U.S. federal tax rate ranging from 3 percent to 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the previously mentioned dividends from certain South American operations, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings. We expect to finalize our assessment by the end of the 2005 third quarter, at which time any tax impact would be recognized.

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

     At December 31, 2004, our valuation allowances totaled $282.8 million and covered a portion of our U.S. federal minimum tax credits, a portion of our state net operating loss carryforwards and the deferred tax assets of our Brazilian wire and cable manufacturing subsidiary. At December 31, 2003, our valuation allowances totaled $461.3 million and covered all or a portion of our U.S. federal minimum tax credit and capital loss carryforwards, our state net operating loss carryforwards, and El Abra’s deferred tax assets, consisting primarily of its net operating loss carryforwards.

     The $178.5 million net decrease in our valuation allowances during 2004 is attributable to the net impact of the utilization of U.S. federal, state and foreign net operating loss carryforwards as a result of increased taxable income resulting from improved copper prices ($219.8 million), the utilization of previously reserved capital loss carryforwards as a result of transactions generating capital gains during the year ($29.4 million) and changes in our assessment of future realization with respect to state ($30.0 million) and Chilean ($15.7 million, net of minority interest) net operating losses also resulting from our improved operating results. These reductions were partially offset by increases in valuation allowances resulting from the impact of fully consolidating El Abra ($39.2 million), a valuation allowance established for deferred tax assets at our Brazilian wire and cable operation ($9.0 million) and other adjustments ($68.2 million) primarily related to alternative minimum taxes.

     Phelps Dodge has trusteed, non-contributory pension plans covering substantially all its U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees.

     Under current financial accounting standards, any significant year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations. The discount rate was 5.75 percent at December 31, 2004, compared with 6.25 percent at December 31, 2003, and 6.75 percent at December 31, 2002. For our U.S. pension plans, the discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. We utilized a nationally recognized, third-party actuary to construct a bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher. The portfolio was constructed such that cash flow generated by the portfolio matched projected future cash flow from the pension plan. The model portfolio constructed used 29 bonds resulting in a discount rate of approximately 5.75 percent for our pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. Changes in the discount rate affect several components of pension expense/income, one of which is the amount of the cumulative gain or loss that will be recognized. Because gains or losses are only recognized when they fall outside of a calculated corridor, the effect of changes in the discount rate on pension expense may not be linear. For example, the first 25-basis-point increase in our assumed discount rate assumption as of the beginning of 2005 would decrease our pension expense by approximately $3 million per year during the next three years. Each of the next six 25-basis-point increases would decrease our pension expense by approximately $1 million per year. Any additional 25-basis-point increase above the 175-basis-point increment previously discussed would decrease our pension expense by approximately $3 million per year during the next three years. Each 25-basis-point decrease in our assumed discount rate assumption would increase our pension expense by approximately $3 million per year during the next three years. The change would not affect the minimum required contribution.

     Our pension plans were valued between December 1, 2002, and January 1, 2003, and between December 1, 2003, and January 1, 2004. Obligations were projected and assets were valued as of the end of 2003 and 2004. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.

     The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 95 percent of total plan assets as of year-end 2004. These plans accounted for approximately 90 percent of benefit obligations. The investment portfolio for this trust as of year-end 2004 had an asset mix that included 56 percent equities (36 percent U.S. equities, 12 percent international equities and 8 percent emerging market equities), 34 percent fixed income (17 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 5 percent U.S. high yield, and 4 percent treasury inflation-protected securities), 6 percent real estate and real estate investment trusts, and 4 percent other.

     Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized, third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are reviewed by the finance committee of the board of directors.

     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum over the 20 years beginning December 1, 2004, with a standard deviation of 10.7 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent. On an arithmetic average basis, the passive return would have been 8.5 percent with a premium for active management of 0.5 percent. Our rate of return and standard deviation estimates remain unchanged from December 31, 2003.

     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and decrease the amount of recorded pension income (or increase recorded pension expense) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to January 1, 2005, will be reflected in the results of operations by January 1, 2010. A 25 basis point increase/decrease in our expected long-term rate of return assumption as of the beginning of 2005 would decrease/increase our pension expense by approximately $2 million per year during the next three years. In addition, a 25 basis point decrease in the long-term rate of return assumption would not affect the minimum required contribution to our pension plan during the same three-year period. Due to better than expected returns in 2003 and 2004, combined with pension funding legislation passed in April 2004, there is no minimum 2005 cash contribution for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees. We are currently analyzing five-year funding strategies under various economic scenarios to effectively manage future contribution requirements.

     Phelps Dodge has postretirement medical and life insurance benefit plans covering most of its U.S. employees and, in some cases, employees of international subsidiaries. Postretirement benefits vary among plans, and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that payments shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

     A 1 percentage-point increase in the assumed health care cost trend rate would increase net periodic benefit cost by approximately $1 million and increase our postretirement benefit obligation by approximately $12 million; a 1 percentage-point decrease in the as-

sumed health care cost trend rate would decrease net periodic benefit cost by approximately $1 million and decrease our postretirement benefit obligation by approximately $11 million. The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust, and the current economic environment, we expect our postretirement medical and life insurance benefit assets will earn an average of 6.50 percent per annum over the long-term beginning December 1, 2004. The cash flow generated by the constructed bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher that was matched to projected future cash flow from the postretirement medical and life insurance benefit plans resulted in a discount rate of approximately 5.75 percent for the retirement medical plan and 6.00 percent for the retiree life plan. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. For example, the first 25-basis-point increase and each of the next six 25-basis-point increases in our assumed discount rate assumption as of the beginning of 2005 would decrease our periodic benefit cost by approximately $0.1 million per year during the next three years. Any additional 25-basis-point increase would decrease our periodic benefit cost by approximately $1 million per year during the next three years. Each 25-basis-point decrease in our assumed discount rate assumption would increase our periodic benefit cost by approximately $1 million per year during the next three years.

     Phelps Dodge develops natural resources and creates products that contribute to an enhanced standard of living for people throughout the world. Our mining, exploration, production and historic operating activities are subject to various laws and regulations governing the protection of the environment which require, from time to time, significant expenditures. These environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the date of the balance sheet and that the amount can be reasonably estimated. Refer to page 98 for a more extensive discussion on our accounting policy for environmental expenditures.

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

     At December 31, 2004, environmental reserves totaled $303.6 million. The cost range for reasonably possible outcomes for all environmental remediation sites for which a liability was recognized was estimated to be from $270 million to $578 million. In addition, Phelps Dodge has a number of sites that are not the subject of an environmental remediation liability because it is not probable that a successful claim will be made, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2004, the cost range for reasonably possible outcomes for all such sites for which an estimate can be made was estimated to be from $3 million to $17 million.

     Reclamation is an ongoing activity that occurs throughout the life of a mine. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” We recognize asset retirement obligations (AROs) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances will be recognized as an ARO and as a related ARC in the period incurred. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Refer to pages 98 and 99 for a more extensive discussion on our accounting policy for ARO costs.

     Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority. Significant management judgment and estimates are required in estimating the extent and timing of expenditures based on life-of-mine planning. Accordingly, each quarter senior management reviews with the Company’s environmental and remediation management, as well as its financial and legal management, changes in facts and circumstances associated with its AROs. The judgments and estimates are based upon available facts, existing technology and current laws and regulations, and they take into consideration reasonably possible outcomes.

     At December 31, 2004, AROs totaled $275.2 million, compared with estimated ARO costs, including anticipated future disturbances, of approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion to be accreted over the remaining reclamation period. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans, or other factors and as actual reclamation spending occurs. For example, the fair value cost estimate for our Chino Mines Company has increased from an initial estimate (third-party cost basis) of approximately $100 million in early 2001 to approximately $393 million primarily resulting from negotiations with the relevant governing authorities. (Refer to Note 20, Contingencies, for additional discussion on our New Mexico closure and reclamation programs.)

     Liabilities for contingencies and litigation are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. Gains for contingencies and litigation are recorded when realized.

     Refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

Consolidated Financial Results

     As discussed in Note 1, Summary of Significant Accounting Policies, in accordance with FIN 46-R, we determined during the 2004 first quarter that our El Abra and Candelaria copper mining operations in Chile, which had been consolidated historically on a proportional basis, should be fully consolidated. Therefore, these entities were fully consolidated beginning January 1, 2004. As a result, at December 31, 2004, our Consolidated Balance Sheet included increases in total assets of $604.6 million, total liabilities of $136.7 million and minority interests in consolidated subsidiaries of $467.9 million. There was no impact on consolidated shareholders’ equity at December 31, 2004. The impact for the year ended December 31, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $273.2 million, operating expenses of $80.9 million, operating income of $192.3 million, net interest expense of $7.0 million, pre-tax early debt extinguishment costs of $4.4 million, net miscellaneous income and expense of $(1.9) million, provision for taxes on income of $(1.9) million and minority interests in consolidated subsidiaries of $180.9 million. There was no impact on consolidated net income for the year ended December 31, 2004.

     As discussed in Note 2, Acquisitions and Divestures, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei Minerals Corporation (Heisei) on December 19, 2003. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. The results of operations for Chino have been included in the consolidated financial results for the year ended December 31, 2004.

     Consolidated financial results for the years 2004, 2003 and 2002 were as follows:

($ in millions except per share data)

	2004*	2003*	2002*

Sales and other operating revenues	$7,089.3	4,142.7	3,722.0
Operating income (loss)	$1,503.6	197.6	(209.3)
Minority interests in consolidated subsidiaries	$(201.8)	(7.7)	(7.8)

Income (loss) before extraordinary item and cumulative effect of accounting changes	$1,046.3	18.1	(315.2)
Extraordinary gain on acquisition of partner’s interest in Chino	—	68.3	—
Cumulative effect of accounting changes	—	8.4	(22.9)

Net income (loss)	$1,046.3	94.8	(338.1)

Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$11.06	0.06	(3.86)
Extraordinary gain on acquisition of partner’s interest in Chino	—	0.77	—
Cumulative effect of accounting changes	—	0.09	(0.27)

Basic earnings (loss) per common share	$11.06	0.92	(4.13)

Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$10.58	0.06	(3.86)
Extraordinary gain on acquisition of partner’s interest in Chino	—	0.76	—
Cumulative effect of accounting changes	—	0.09	(0.27)

Diluted earnings (loss) per common share	$10.58	0.91	(4.13)

*	2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

     In 2004, the Company had consolidated net income of $1,046.3 million, or $10.58 per common share, including a special, net charge of $50.4 million, or 51 cents per common share, after taxes. (All references to per share earnings or losses are based on diluted earnings per share.) In 2003, consolidated net income was $94.8 million, or 91 cents per common share, including a special, net gain of $46.7 million, or 52 cents per common share, after taxes. Excluding special items, the $1,048.6 million increase in consolidated earnings in 2004, compared with 2003, was primarily due to higher copper prices including premiums and copper pricing adjustments (approximately $1,068 million), higher primary molybdenum earnings (approximately $94 million) due to higher prices, higher miscellaneous income (approximately $33 million) primarily due to higher cost-basis investment dividends of $20.4 million, and lower interest expense ($19.6 million) primarily due to the current year payoff of long-term debt; partially offset by a higher tax provision ($156.8 million) primarily due to higher earnings.

     In 2002, the consolidated net loss was $338.1 million, or $4.13 per common share, including a special, net charge of $208.9 million, or $2.48 per common share. Excluding special items, the $177.3 million increase in consolidated net income in 2003, compared with 2002, was primarily due to higher copper prices including premiums and copper pricing adjustments (approximately $198 million) and lower interest expense ($41.2 million); partially offset by a higher tax provision ($81.9 million), resulting primarily from higher earnings at inter-

national operations that could not be offset by losses at domestic operations.

Special Items and Provisions

     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items and provisions. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including provision for a valuation allowance, if warranted. Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     The following table summarizes consolidated net income (loss), special items and provisions, and the resultant earnings (losses) excluding these special items and provisions for the years ended December 31, 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Net income (loss)	$1,046.3	94.8	(338.1)
Special items and provisions, net of taxes	(50.4)	46.7	(208.9)

Earnings (losses) excluding special items and provisions (after taxes)	$1,096.7	48.1	(129.2)

Note: Supplemental Data

     The following table summarizes the special items and provisions for the year ended December 31, 2004:

($ in millions except per share data)

	2004
			$/Share
	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(11.3)	(8.3)	(0.09)

PDI (see Business Segment disclosure)	(17.3)	(12.8)	(0.13)

Corporate and Other -
Environmental provisions, net	(41.8)	(31.8)	(0.32)
Historical legal matters	2.7	(0.5)	—
Environmental insurance recoveries, net	0.2	0.1	—

	(38.9)	(32.2)	(0.32)

	(67.5)	(53.3)	(0.54)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(43.2)	(34.3)	(0.35)

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(11.1)	(9.9)	(0.10)
Gain on sale of miscellaneous asset	10.1	10.1	0.10
Historical legal matters	9.5	7.2	0.07

	8.5	7.4	0.07

Benefit (provision) for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
Reversal of U.S. deferred tax asset valuation allowance	—	30.0	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)
Foreign dividend tax	—	(9.6)	(0.10)

	—	42.2	0.43

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.03
El Abra early debt extinguishment costs	—	0.9	0.01

	—	(11.7)	(0.11)

	$(103.1)	(50.4)	(0.51)

     A net charge for environmental provisions of $58.9 million ($44.7 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 20, Contingencies, for further discussion of environmental matters.)

     In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action resulted in the closure of the manufacturing plant in El Paso, Texas, which ceased operations during the 2004 fourth quarter and affected approximately 100 employees. Our magnet wire customers are moving their operations to China, Mexico and other offshore locations, leaving us with excess capacity in our North American plants. To remain competitive as a global provider of magnet wire, it is critical that we operate close to our customer base. Production capacity began transferring to our other North American locations in the 2004 first quarter. We recognized a $7.2 million charge

($4.9 million after-tax) in 2004 and expect approximately $10 million (before taxes) in total to be incurred in connection with this restructuring program, which is projected to be completed in 2005.

     In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its product at its Lugde, Germany, facility that will primarily serve European and Middle Eastern customers. This action resulted in the closure of the PD Austria facility, which ceased operations during the 2004 fourth quarter in order to reduce costs, as well as to better position the Magnet Wire division. In 2004, we recognized a charge of $3.3 million ($2.7 million after-tax), which included severance-related, plant removal and dismantling expenses, and take-or-pay contracts. We do not expect to incur any other material charges in connection with this restructuring program, which is projected to be completed in the first half of 2005.

     In the 2004 second quarter, $0.6 million ($0.5 million after-tax) was recognized for asset impairment at our Hopkinsville, Kentucky, magnet wire facility, which resulted from continued depressed market conditions. The amount of the asset impairment was determined through an assessment of fair market value, as determined by an independent appraisal.

     In the 2004 third quarter, $1.1 million ($0.9 million after-tax) was recognized for asset impairment at our Hidalgo facility. This action resulted from the anticipated sale of the Hidalgo townsite. The amount of Hidalgo’s asset impairment was determined through the assessment of fair market value, as determined by independent appraisals.

     In the 2004 fourth quarter, due to continued excess capacity in the North American market, we recognized a charge of $5.9 million ($4.5 million after-tax) for asset impairment at our Specialty Chemicals’ El Dorado, Arkansas, facility. The amount of the asset impairment was determined through fair market value based on an assessment of discounted projected cash flows.

     Net insurance recoveries of $9.3 million ($7.4 million after-tax) were received in 2004 from settlements reached with several insurance companies on historical environmental liability claims.

     Net gains of $9.7 million ($4.7 million after-tax) were recognized in connection with the settlement of historical legal matters.

     In the 2004 first quarter, we recognized a charge of $0.9 million ($0.7 million after-tax) associated with interest for a Texas franchise tax matter.

     A $43.2 million charge ($30.9 million after-tax and net of minority interests) was recognized for early debt extinguishment costs. (Refer to Note 13, Debt and Other Financing, for further discussion.)

     An $11.1 million charge ($9.9 million after-tax) was recognized for the write-down of two cost-basis investments.

     A $10.1 million gain (before and after taxes) was recognized for the sale of a miscellaneous asset associated with uranium royalty rights in Australia.

     In 2004, a tax benefit of $30.8 million ($15.7 million, net of minority interest) was recognized for the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine. Also, a tax benefit of $30.0 million was recognized for the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 in the United States. Additionally in 2004, tax expense of $9.0 million was recognized for a valuation allowance for deferred tax assets at our Brazilian wire and cable operation. (Refer to Note 6, Income Taxes, for further discussion.)

     The Company does not provide deferred income taxes on the undistributed earnings of certain foreign subsidiaries as such earnings are considered to be indefinitely reinvested. However, in the 2004 fourth quarter, a tax expense of $9.6 million was recognized for U.S. and foreign taxes expected to be incurred with respect to dividends anticipated to be received from certain South American operations in 2005.

     The following table summarizes the special items and provisions for the year ended December 31, 2003:

($ in millions except per share data)

	2003
			$/Share
	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(5.5)	(5.2)	(0.06)

PDI (see Business Segment disclosure)	1.7	0.9	0.01

Corporate and Other –
Environmental provisions, net	(23.8)	(22.7)	(0.25)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historical Cyprus Amax legal matters	(2.9)	(2.9)	(0.03)
Potential Texas franchise tax matter	(8.0)	(8.0)	(0.09)

	(34.2)	(33.1)	(0.36)

	(38.0)	(37.4)	(0.41)

Miscellaneous income and expense, net:
Gain on sale of cost-basis investment	6.4	6.4	0.07

Benefit (provision) for taxes on income:
Tax benefit for additional 2001 net operating loss carryback	—	1.0	0.01

Extraordinary gain on acquisition of partner’s one-third interest in Chino Mines Company	68.3	68.3	0.76

Cumulative effect of accounting change	9.7	8.4	0.09

	$46.4	46.7	0.52

     A net charge for environmental provisions of $28.4 million ($27.0 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 20, Contingencies, for further discussion of environmental matters.)

     In the 2003 fourth quarter, we determined that due to continuing reduced market conditions in North America for magnet wire and high performance conductors, the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in further impairment charges of $1.3 million related to these assets. The amount of the additional asset impairment was determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. No additional severance related charges were required. Additionally, a further write-down of $0.4 million was recognized to reduce the carrying value of the assets of our Hopkinsville, Kentucky, facility closed in 2000. This adjustment reflected our current view of the fair value of these assets. We also performed an impairment test on goodwill at our magnet wire and high performance conductor facilities through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off Magnet Wire’s remaining goodwill balance. Also during the quarter, we recorded a $0.2 million gain (before and after taxes) for the reassessment of termination benefits associated with the September 2002 restructuring program.

     A gain of $3.2 million ($2.4 million after-tax) was recognized from the termination of a foreign postretirement benefit plan associated with our Specialty Chemicals segment.

     Net insurance recoveries of $0.5 million (before and after taxes) were received in 2003 from settlements reached with several insurance companies on historical environmental liability claims.

     In the 2003 fourth quarter, a charge of $8.0 million (before and after taxes) was recognized for a potential Texas franchise tax matter. (Refer to Note 20, Contingencies, for further discussion.)

     A charge of $2.9 million (before and after taxes) was recognized for historical Cyprus Amax Mineral Company (Cyprus Amax) legal matters. The Company acquired Cyprus Amax in October 1999.

     A $6.4 million gain (before and after taxes) was recognized for the sale of a wire and cable cost-basis investment.

     In the 2003 fourth quarter, we determined that an additional $1.0 million income tax benefit could be recognized for a net operating loss carryback for 2001 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

     An extraordinary gain of $68.3 million (before and after taxes) was recognized for our acquisition of Heisei’s one-third share in Chino Mines Company, located in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     A $9.7 million gain ($8.4 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 143. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements for further discussion.)

     The following table summarizes the special items and provisions for the year ended December 31, 2002:

($ in millions except per share data)

	2002
			$/Share
	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(116.9)	(119.5)	(1.42)

PDI (see Business Segment disclosure)	(22.0)	(21.4)	(0.25)

Corporate and Other —
Environmental provisions, net	(12.7)	(12.7)	(0.15)
Environmental insurance recoveries, net	17.4	14.8	0.18
Historical Cyprus Amax lawsuit settlements	(54.7)	(53.0)	(0.63)
Historical Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)
Legal settlement	(1.0)	(1.0)	(0.01)

	(97.5)	(96.9)	(1.15)

	(236.4)	(237.8)	(2.82)

Early debt extinguishment costs	(31.3)	(26.6)	(0.32)

Miscellaneous income and expense, net:
Cost-basis investment write-offs	(1.2)	(1.2)	(0.01)

Benefit (provision) for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.15
Tax benefit for 2001 net operating loss carryback	—	66.6	0.79

	—	79.6	0.94

Cumulative effect of accounting change	(33.0)	(22.9)	(0.27)

	$(301.9)	(208.9)	(2.48)

     In December 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million (before and after taxes) at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The revised mine plans and associated cash flows used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of the discounted cash flows of the remaining ore reserves. The Hidalgo impairment included a $12.9 million write-down (before and after taxes) of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined (i) that Hidalgo probably would not be reconfigured to produce acid as originally anticipated, and (ii) the net book value of Hidalgo assets probably would not be recovered. At the time of the impairment, it was determined that the power facilities would continue to generate electricity when needed, and the facility would continue to be a backup source of acid if conditions warranted. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million charge (before and after taxes) for the estimated remaining cost of its closure obligation at Hidalgo. Phelps Dodge has reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million (before and after taxes). This action resulted from updating mine plans at this prospective development property.

The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

     On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes reduced our costs and aligned our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, high performance conductor facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other high performance conductor facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

     A net charge for environmental provisions of $14.0 million (before and after taxes) was recognized in 2002 for closed facilities and closed portions of operating facilities. (Refer to Note 20, Contingencies, for further discussion of environmental matters.)

     The net effect of the reassessment of prior restructuring programs was zero (before and after taxes) for 2002. PDMC recorded a $5.1 million gain (before and after taxes) for the reassessment of October 2001 restructuring programs and a $6.4 million charge (before and after taxes) for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations will remain curtailed beyond one year from their January 2002 curtailment. PDI recorded a $1.3 million gain (before and after taxes) for the reassessment of prior restructuring programs associated with its Specialty Chemicals segment ($0.5 million before and after taxes) and its Wire and Cable segment ($0.8 million before and after taxes).

     A gain of $22.6 million (before and after taxes) was recognized for the sale of a non-core parcel of real estate in New Mexico in 2002. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     Net 2002 insurance recoveries of $34.3 million ($29.1 million after-tax) were received from settlements reached with several insurance companies on historical environmental liability claims.

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

     A net $1.0 million charge (before and after taxes) was recorded for the settlement of legal matters.

     A $1.2 million charge (before and after taxes) was recorded for the write-off of two cost-basis investments.

     A $31.3 million charge ($26.6 million after-tax) was recognized for early debt extinguishment costs. (Refer to Note 13, Debt and Other Financing, for further discussion.)

     A $33.0 million charge ($22.9 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 142. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements, for further discussion.)

     In 2002, the tax benefit included a benefit of $13.0 million for the release of deferred taxes previously provided with regard to Plateau Mining Corporation and a tax benefit of $66.6 million for net operating loss carryback prior to 2002 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

     (Refer to Note 3, Special Items and Provisions, for further discussion.)

Business Divisions

     Results for 2004, 2003 and 2002 can be meaningfully compared by separate reference to our reporting divisions, PDMC and PDI. PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration and technology and project development programs. PDI, our manufacturing division, produces engineered products principally for the global energy, transportation and specialty chemical sector. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. The Company currently is exploring strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. Significant events and transactions have occurred within each segment that, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods. (Refer to Note 22, Business Segment Data, for further segment information.)

RESULTS OF PHELPS DODGE MINING COMPANY

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; and worldwide mineral exploration, technology and project development programs. PDMC includes 12 reportable segments and other mining activities.

     In 2004, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based upon our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments in 2004, whereas, in 2003 and 2002 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2003 and 2002 has been revised to conform with the 2004 presentation.

     PDMC has six reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria/Ojos del Salado and Chino/Cobre segments produce gold and silver. The Bagdad, Sierrita and Chino mines produce molybdenum and rhenium as by-products.

     The Manufacturing segment consists of conversion facilities including our smelters, refineries and rod mills. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     The Sales segment functions as an agent to sell copper from our copper production and manufacturing segments. It also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.

     The Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products. It also includes a process technology center that directs its primary activities at developing new engineered products and applications. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     Major operating and financial results of PDMC for the years 2004, 2003 and 2002 are illustrated in the following table:

($ in millions except per pound amounts)

	2004	2003	2002

Sales and other operating revenues to unaffiliated customers*	$5,443.4	2,828.6	2,485.8
Operating income (loss)*	$1,606.7	265.2	(65.0)
Operating income before special items and provisions*	$1,618.0	270.7	51.9
Minority interests in consolidated subsidiaries*	$(196.8)	(3.5)	(3.5)

Copper production (thousand short tons):
Total copper production	1,323.6	1,305.6	1,275.6
Less undivided interest (A)	63.0	63.3	61.9

Copper production on a consolidated basis	1,260.6	1,242.3	1,213.7
Less minority participants’ shares previously accounted for on a pro rata basis (B)	161.8	183.0	184.9

Copper production on a pro rata basis	1,098.8	1,059.3	1,028.8

Copper sales (thousand short tons):
Total copper sales from own mines	1,331.9	1,317.4	1,300.9
Less undivided interest (A)	63.0	63.3	61.9

Copper sales from own mines on a consolidated basis	1,268.9	1,254.1	1,239.0
Less minority participants’ shares previously accounted for on a pro rata basis (B)	162.6	184.8	187.9

Copper sales from own mines on a pro rata basis	1,106.3	1,069.3	1,051.1

Purchased copper (thousand short tons):
Total purchased copper	433.0	374.5	443.0

Total copper sales on a consolidated basis	1,701.9	N/A	N/A

Total copper sales on a pro rata basis	N/A	1,443.8	1,494.1

LME average spot copper price per pound — cathodes	$1.300	0.807	0.707
COMEX average spot copper price per pound — cathodes	$1.290	0.811	0.717

Molybdenum production (million pounds)	57.5	52.0	45.0
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	63.1	54.2	46.7
Purchased molybdenum	12.9	8.2	7.4

Total molybdenum sales	76.0	62.4	54.1

Metals Week:
Annual molybdenum Dealer Oxide mean price per pound	$16.41	5.32	3.77

*	2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

(A)	Represented a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests included (i) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation through December 18, 2003, (ii) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (iii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(thousand short tons)

	2004	2003	2002

Minority participants’ shares previously accounted for on a pro rata basis:
Chino	—	13.7	19.3
Candelaria	44.1	46.9	43.9
El Abra	117.7	122.4	121.7

	161.8	183.0	184.9

     There is no established common standard for calculating unit production costs in the copper industry. In prior periods, the Company reported implied full and cash unit costs of copper production per pound before special items and provisions on a basis, which to allow for comparability across companies, was based on the LME average spot copper price per pound. However, because these calculations are non-GAAP measures, the Company has discontinued reporting these unit cost calculations.

Total PDMC Division – Sales

     PDMC’s sales and other operating revenues to unaffiliated customers increased $2,614.8 million, or 92 percent, in 2004 compared with the corresponding 2003 period. The increase reflected higher average copper prices (approximately $1,480 million), the impact of fully consolidating El Abra and Candelaria (approximately $273 million), higher average molybdenum realizations (approximately $521 million), higher copper sales volumes (approximately $232 million), higher primary molybdenum sales volumes (approximately $79 million) and higher copper rod sales volumes and prices (approximately $29 million).

     In 2003, the increase of $342.8 million, or 14 percent, in sales and other operating revenues to unaffiliated customers, compared with 2002, reflected higher average copper prices (approximately $267 million), higher average molybdenum realizations (approximately $76 million), higher primary molybdenum sales volumes (approximately $38 million) and slightly higher precious metals sales (approximately $1 million); partially offset by lower copper sales volumes (approximately $40 million) primarily reflecting decreased purchases and sales of third-party copper.

Total PDMC Division – Operating Income (Loss)

     PDMC reported operating income of $1,606.7 million in 2004 including special, net pre-tax charges of $11.3 million, compared with operating income of $265.2 million in 2003 including a special, net pre-tax charge of $5.5 million, and an operating loss of $65.0 million in 2002 including $116.9 million of special, net pre-tax charges.

     Excluding special items, the increase in operating income of $1,347.3 million for 2004, compared with 2003, primarily resulted from higher copper prices including premiums and copper pricing adjustments (approximately $1,068 million), the impact of fully consolidating El Abra and Candelaria (approximately $192 million), higher primary molybdenum earnings (approximately $94 million) primarily due to higher prices, and higher copper sales volumes (approximately $10 million); partially offset by higher exploration and research expense (approximately $11 million).

     Excluding special items, the increase in 2003 operating income of $218.8 million, compared with 2002, primarily resulted from higher average copper prices including premiums and copper pricing adjustments (approximately $198 million).

     For both 2004 and 2003, the higher average copper prices including premiums reflected improved copper fundamentals and an improved economic environment.

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

     The Hidalgo impairment included a $12.9 million write-down of assets to their estimated fair value. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined (i) that Hidalgo probably would not be reconfigured to produce acid as originally anticipated and (ii) the net book value of the Hidalgo assets probably would not be recovered. At the time of the impairment, it was determined that the power facilities would continue to generate electricity when needed, and the facility would continue to be a backup source of acid if conditions warranted. The remaining Hidalgo assets were written down to their estimated fair value in the 2002 fourth quarter. The Company also recognized a $7.0 million charge for the estimated remaining cost of its closure obligation at Hidalgo. As a result of the sale of a portion of the facility, in the 2004 third quarter the remaining Hidalgo assets were written down to fair value. The smelter and ancillary buildings currently are expected to be demolished in 2005 and 2006.

     In 2002, PDMC reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million. This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

     Copper is an internationally traded commodity, and its price is effectively determined by the major metals exchanges – COMEX, LME and SHFE. The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly from time to time by speculative actions and by currency exchange rates.

     The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 2004. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged $1.290 in 2004, 81.1 cents in 2003 and 71.7 cents in 2002. Internationally, our copper selling prices are generally based on the LME spot price for cathode. The LME spot price per pound of copper averaged $1.300 in 2004, 80.7 cents in 2003 and 70.7 cents in 2002. The COMEX and LME prices averaged $1.463 and $1.474 per pound, respectively, for the first 62 days of 2005, and closed at $1.475 and $1.510, respectively, on March 3, 2005.

     Following is a table summarizing the net copper pricing adjustments for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Provisionally priced copper sales, including final settlements and Candelaria’s swap contracts	$21.1	9.0	6.2

     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using the forward rate in place for the QP. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. Provisionally priced pounds outstanding at December 31, 2004, increased compared with December 31, 2003, reflecting a change in the pricing election of certain of Candelaria’s customers effective January 1, 2004. The change primarily reflected movement away from pricing in the month of shipment to pricing three months after the month of arrival, an annual pricing election that must be declared by contract customers at the beginning of each contract year. Following are the provisionally priced copper sales outstanding at December 31, 2004, 2003 and 2002:

Provisionally Priced Copper Sales Outstanding at December 31,:

2004
117.0	million pounds priced at $1.4720 per lb. with a final January 2005 QP
46.4	million pounds priced at $1.4546 per lb. with a final February 2005 QP
45.6	million pounds priced at $1.4388 per lb. with a final March 2005 QP
59.5	million pounds priced at $1.4197 per lb. with a final April 2005 QP

268.5	million pounds priced at $1.4518 per lb. with a final January to April 2005 QP

74 percent of the provisionally priced pounds outstanding at December 31, 2004, were at Candelaria.

2003
43.3	million pounds priced at $1.0463 per lb. with a final January to April 2004 QP

41 percent of the provisionally priced pounds outstanding at December 31, 2003, were at Candelaria.

2002
25.8	million pounds priced at $0.7021 per lb. with a final January 2003 QP

None of the provisionally priced pounds outstanding at December 31, 2002, were at Candelaria.

     In 2004, Phelps Dodge entered into copper swap contracts to hedge provisionally priced sales exposure in a manner that allows us to receive the average LME price for the month of shipment while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 21, Derivative Financial Instruments and Fair Value of Financial Instruments. As of February 15, 2005, we completed our copper swap contracts for approximately 92 percent of Candelaria’s provisionally priced copper sales outstanding at December 31, 2004, at an average of $1.382 per pound. This program is expected to substantially alleviate the volatility that provisional priced copper sales could have on our revenues.

     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs at our operations. In response to volatile energy markets in 2000 and 2001, we implemented a power cost stabilization plan that moderated electricity-related costs at our U.S. mining operations. Under the plan, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging.

     We continue to explore alternatives to moderate or offset the impact of increasing energy costs. To address volatility associated with a shortfall of power generation capacity experienced in the 2000 energy crisis in the western United States, in late 2004 we purchased a one-third interest in a partially constructed power plant in New Mexico owned by Duke Energy Luna, LLC. The plant is expected to be operating by the 2006 second quarter. One-third of its electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. This investment in an efficient, low-cost plant is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.

     To mitigate the Company’s exposure to increases in diesel fuel and natural gas prices, we utilize several price protection programs designed to protect the Company against a significant short-term upward movement in prices. The Company’s diesel fuel price protection program consists of a combination of purchased, out-of-the-money (OTM) diesel fuel call options and fixed-price diesel fuel swaps for our North American and Chilean operations. The OTM call options give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.” OTM call options are options with a strike price above the prevailing market price for that commodity when purchased.

     OTM diesel fuel call options mitigate a portion of our exposure to volatile markets by capping the cost of the commodity if prices rise above the strike price. If the price of diesel fuel is less than the strike price, the Company has the flexibility to purchase diesel fuel at prices lower than the strike price and the options expire with no value. The swaps allow us to establish a fixed price for a specific commodity product for delivery during a specific future period.

     Our natural gas price protection program consists of purchasing OTM call options for our North American operations. OTM call options cap the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices were lower than the strike price.

     As a result of the above-mentioned plans and programs, in 2004, 2003 and 2002 Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices.

     Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2005 annual production of approximately 2.7 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in average annual cost of copper production, causes a variation in annual operating income before taxes and adjustments for minority interests of approximately $27 million.

     Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod produced at our U.S. operations at the COMEX average price in the month of shipment, and copper cathode and concentrate produced at our international operations at the LME average price in the month of settlement with our customers. During 2004, PDMC sold approximately 50 percent, 31 percent and 19 percent of its copper as copper rod, copper cathode and concentrates, respectively.

     Additionally in 2004, operations outside the United States provided 30 percent of PDMC’s sales (including sales through PDMC’s U.S.-based sales company), compared with 26 percent in 2003 and 27 percent in 2002. During 2004, operations outside the United States (including international exploration) contributed 44 percent of the division’s operating income, compared with 63 percent for 2003 and a reduction of 94 percent of the division’s operating loss for 2002.

     From time to time, we may purchase or sell copper price protection contracts for a portion of our expected future sales of our mine production. We do this to limit the effects of potential decreases in copper selling prices. Refer to pages 80 and 81 for further discussion of our copper price protection programs.

     The 2004 exploration program continued to place emphasis on the search for and delineation of large-scale copper and copper/gold deposits. Phelps Dodge expended $35.6 million on worldwide exploration during 2004, compared with $25.8 million in 2003 and $20.0 million in 2002. Approximately 40 percent of the 2004 expenditures occurred in the United States, with approximately 31 percent being spent at our U.S. mine sites, and the remainder for support of U.S. and international exploration activities. Approximately 16 percent was spent at our South American mine sites and the balance of exploration expenditures was spent principally in Chile, Central Africa, Australasia, Europe, Peru, Mexico, Brazil and Canada.

Note: Supplemental Data

     The following table summarizes PDMC’s operating income (loss), special items and provisions, and the resultant earnings (losses) excluding these special items and provisions for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Segment operating income (loss):
U.S. Mining Operations*	$796.4	74.0	(139.0)
South American Mines**	707.0	182.6	65.4
Primary Molybdenum	103.3	8.6	8.6

	$1,606.7	265.2	(65.0)

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(11.6)	(5.5)	(117.9)
South American Mines**	—	—	—
Primary Molybdenum	0.3	—	1.0

	$(11.3)	(5.5)	(116.9)

Segment operating income (loss) excluding special items and provisions:
U.S. Mining Operations*	$808.0	79.5	(21.1)
South American Mines**	707.0	182.6	65.4
Primary Molybdenum	103.0	8.6	7.6

	$1,618.0	270.7	51.9

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra. 2004 reflected the full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     Special, pre-tax items and provisions in operating income (loss) were as follows:

($ in millions)

	2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(17.1)	—	0.3
Environmental insurance recoveries, net	9.1	—	—
Hidalgo asset impairment	(1.1)	—	—
Historical legal matters	(2.5)	—	—

Special, pre-tax items	$(11.6)	—	0.3

($ in millions)

2003
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

Environmental provisions, net	$(5.5)	—	—

($ in millions)

	2002
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum

December 2002 impairments and provisions:
Asset impairment charges	$(146.5)	—	—
Accrued closure costs	(7.0)	—	—
Environmental provisions, net	(2.6)	—	1.0
October 2001 restructuring:
Reassessments of employee activities and take-or-pay contracts	5.1	—	—
Additional retirement benefits	(6.4)	—	—
Environmental insurance recoveries, net	16.9	—	—
Sale of non-core real estate	22.6	—	—

Special, pre-tax items	$(117.9)	—	1.0

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC Results By Reportable Segments

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for 2004, 2003 and 2002:

	U.S. Mines							South American Mines
				Miami/	Chino/			Candelaria/	Cerro
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal	Ojos del Salado*	Verde	El Abra*	Subtotal

2004
Copper production (thousand short tons):
Total production	420.3	110.1	77.5	9.8	91.7	43.1	752.5	230.9	97.6	240.3	568.8
Less undivided interest	63.0	—	—	—	—	—	63.0	—	—	—	—

Copper production on a consolidated basis	357.3	110.1	77.5	9.8	91.7	43.1	689.5	230.9	97.6	240.3	568.8
Less minority participants’ shares previously accounted for on a pro rata basis	—	—	—	—	—	—	—	44.1	—	117.7	161.8

Copper production on a pro rata basis	357.3	110.1	77.5	9.8	91.7	43.1	689.5	186.8	97.6	122.6	407.0

Copper sales (thousand short tons):
Total copper sales from own mines	420.3	111.9	79.2	10.9	91.7	43.1	757.1	233.5	98.2	240.8	572.5
Less undivided interest	63.0	—	—	—	—	—	63.0	—	—	—	—

Copper sales from own mines on a consolidated basis	357.3	111.9	79.2	10.9	91.7	43.1	694.1	233.5	98.2	240.8	572.5
Less minority participants’ shares previously accounted for on a pro rata basis	—	—	—	—	—	—	—	44.6	—	118.0	162.6

Copper sales from own mines on a pro rata basis	357.3	111.9	79.2	10.9	91.7	43.1	694.1	188.9	98.2	122.8	409.9

Purchased copper (thousand short tons):
Total purchased copper	—	—	—	—	—	—	—	37.1	—	—	37.1

Total copper sales on a consolidated basis	357.3	111.9	79.2	10.9	91.7	43.1	694.1	270.6	98.2	240.8	609.6

($ in millions)
Operating income (loss)	$375.7	174.9	264.3	(5.1)	57.6	22.9	890.3	303.3	130.0	273.7	707.0
Special items and provisions, net	(0.6)	—	—	(0.1)	(1.2)	(5.8)	(7.7)	—	—	—	—

Operating income (loss) excluding special items and provisions	$376.3	174.9	264.3	(5.0)	58.8	28.7	898.0	303.3	130.0	273.7	707.0

2003
Copper production (thousand short tons):
Total production	421.2	107.0	75.6	17.8	39.9	56.9	718.4	234.5	96.3	249.8	580.6
Less minority participants’ shares	63.3	—	—	—	12.5	—	75.8	46.9	—	122.4	169.3

Copper production on a pro rata basis	357.9	107.0	75.6	17.8	27.4	56.9	642.6	187.6	96.3	127.4	411.3

Copper sales (thousand short tons):
Copper sales from own mines on a pro rata basis	357.9	111.0	79.3	20.0	27.4	56.9	652.5	187.4	95.6	128.4	411.4
Purchased copper	—	—	—	—	—	—	—	22.1	—	7.3	29.4

Total copper sales on a pro rata basis	357.9	111.0	79.3	20.0	27.4	56.9	652.5	209.5	95.6	135.7	440.8

($ in millions)
Operating income (loss)	$77.4	30.1	50.9	(6.0)	(5.4)	(17.2)	129.8	100.5	42.7	39.4	182.6
Special items and provisions, net	(1.1)	—	—	(0.5)	(1.3)	(0.5)	(3.4)	—	—	—	—

Operating income (loss) excluding special items and provisions	$78.5	30.1	50.9	(5.5)	(4.1)	(16.7)	133.2	100.5	42.7	39.4	182.6

Refer to segment discussion on pages 62 through 68.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 62 for further discussion.)

* 2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

PDMC Results By Reportable Segments (continued)

	U.S. Mines							South American Mines
				Miami/	Chino/			Candelaria/	Cerro
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal	Ojos del Salado*	Verde	El Abra*	Subtotal

2002
Copper production (thousand short tons):
Total production	412.7	84.0	76.2	10.6	53.8	69.9	707.2	219.5	95.3	248.2	563.0
Less minority participants’ shares	61.9	—	—	—	17.9	—	79.8	43.9	—	121.7	165.6

Copper production on a pro rata basis	350.8	84.0	76.2	10.6	35.9	69.9	627.4	175.6	95.3	126.5	397.4

Copper sales (thousand short tons):
Copper sales from own mines on a pro rata basis	350.8	92.3	83.8	15.3	35.8	69.9	647.9	174.6	94.9	129.6	399.1
Purchased copper	—	—	—	—	—	—	—	35.8	—	56.5	92.3

Total copper sales on a pro rata basis	350.8	92.3	83.8	15.3	35.8	69.9	647.9	210.4	94.9	186.1	491.4

($ in millions)
Operating income (loss)	$24.1	6.0	14.2	(15.6)	(110.4)	1.6	(80.1)	47.6	24.8	(7.0)	65.4
Special items and provisions, net	(0.5)	0.8	(0.5)	(2.3)	(117.2)	—	(119.7)	—	—	—	—

Operating income (loss) excluding special items and provisions	$24.6	5.2	14.7	(13.3)	6.8	1.6	39.6	47.6	24.8	(7.0)	65.4

Refer to segment discussion on pages 62 through 68.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 62 for further discussion.)

* 2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2004
Copper production (thousand short tons):
Total production	—	2.3	—	1,323.6	—	1,323.6
Less undivided interest	—	—	—	63.0	—	63.0

Copper production on a consolidated basis	—	2.3	—	1,260.6	—	1,260.6
Less minority participants’ shares previously accounted for on a pro rata basis	—	—	—	161.8	—	161.8

Copper production on a pro rata basis	—	2.3	—	1,098.8	—	1,098.8

Copper sales (thousand short tons):
Total copper sales from own mines	—	2.3	—	1,331.9	—	1,331.9
Less undivided interest	—	—	—	63.0	—	63.0

Copper sales from own mines on a consolidated basis	—	2.3	—	1,268.9	—	1,268.9
Less minority participants’ shares previously accounted for on a pro rata basis	—	—	—	162.6	—	162.6

Copper sales from own mines on a pro rata basis	—	2.3	—	1,106.3	—	1,106.3

Purchased copper (thousand short tons):
Total purchased copper	—	394.0	1.9	433.0	—	433.0

Total copper sales on a consolidated basis	—	396.3	1.9	1,701.9	—	1,701.9

Molybdenum production (thousand pounds):
Primary - Henderson	27,520	—	—	27,520	—	27,520
By-product	29,969	—	—	29,969	—	29,969

Total production	57,489	—	—	57,489	—	57,489

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	63,108	—	—	63,108	—	63,108
Purchased molybdenum	12,844	—	—	12,844	—	12,844

Total molybdenum sales	75,952	—	—	75,952	—	75,952

($ in millions)
Operating income (loss)	$103.3	29.1	4.1	1,733.8	(127.1)	1,606.7
Special items and provisions, net	0.3	(3.2)	—	(10.6)	(0.7)	(11.3)

Operating income (loss) excluding special items and provisions	$103.0	32.3	4.1	1,744.4	(126.4)	1,618.0

2003
Copper production (thousand short tons):
Total production	—	6.6	—	1,305.6	—	1,305.6
Less minority participants’ shares	—	1.2	—	246.3	—	246.3

Copper production on a pro rata basis	—	5.4	—	1,059.3	—	1,059.3

Copper sales (thousand short tons):
Total copper sales from own mines on a pro rata basis	—	5.4	—	1,069.3	—	1,069.3
Purchased copper	—	274.6	70.5	374.5	—	374.5

Total copper sales on a pro rata basis	—	280.0	70.5	1,443.8	—	1,443.8

Molybdenum production (thousand pounds):
Primary - Henderson	22,247	—	—	22,247	—	22,247
By-product	29,747	—	—	29,747	—	29,747

Total production	51,994	—	—	51,994	—	51,994

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	54,158	—	—	54,158	—	54,158
Purchased molybdenum	8,199	—	—	8,199	—	8,199

Total molybdenum sales	62,357	—	—	62,357	—	62,357

($ in millions)
Operating income (loss)	$8.6	26.4	5.5	352.9	(87.7)	265.2
Special items and provisions, net	—	(0.1)	—	(3.5)	(2.0)	(5.5)

Operating income (loss) excluding special items and provisions	$8.6	26.5	5.5	356.4	(85.7)	270.7

Refer to segment discussion on pages 62 through 68.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 62 for further discussion.)

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2002
Copper production (thousand short tons):
Total production	—	5.4	—	1,275.6	—	1,275.6
Less minority participants’ shares	—	1.4	—	246.8	—	246.8

Copper production on a pro rata basis	—	4.0	—	1,028.8	—	1,028.8

Copper sales (thousand short tons):
Total copper sales from own mines on a pro rata basis	—	4.1	—	1,051.1	—	1,051.1
Purchased copper	—	267.7	83.0	443.0	—	443.0

Total copper sales on a pro rata basis	—	271.8	83.0	1,494.1	—	1,494.1

Molybdenum production (thousand pounds):
Primary - Henderson	20,517	—	—	20,517	—	20,517
By-product	24,448	—	—	24,448	—	24,448

Total production	44,965	—	—	44,965	—	44,965

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	46,665	—	—	46,665	—	46,665
Purchased molybdenum	7,393	—	—	7,393	—	7,393

Total molybdenum sales	54,058	—	—	54,058	—	54,058

($ in millions)
Operating income (loss)	$8.6	13.9	(8.8)	(1.0)	(64.0)	(65.0)
Special items and provisions	1.0	0.2	—	(118.5)	1.6	(116.9)

Operating income (loss) excluding special items and provisions	$7.6	13.7	(8.8)	117.5	(65.6)	51.9

Refer to segment discussion on pages 62 through 68.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 62 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mine segments and Other with the Manufacturing and Sales segments. The Sales segment purchases and sells any copper not sold by the South American mines to third parties. In 2004, the South American mines sold approximately 41 percent of their copper to the Sales segment, compared with approximately 44 percent in 2003 and 2002. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.

($ in millions)

	2004	2003	2002

U.S. Mining Operations*
Unaffiliated customers	$3,518.5	2,048.9	1,844.3
Intersegment elimination	(663.7)	(309.9)	(289.8)

	2,854.8	1,739.0	1,554.5

South American Mines**
Unaffiliated customers	939.6	396.1	372.8
Intersegment	663.7	309.9	289.8

	1,603.3	706.0	662.6

Primary Molybdenum
Unaffiliated customers	985.3	383.6	268.7
Intersegment	—	—	—

	985.3	383.6	268.7

Total PDMC
Unaffiliated customers	$5,443.4	2,828.6	2,485.8

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra. 2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

U.S. Mines, Manufacturing, Sales Segments and Other – Sales

     Sales and other operating revenues to unaffiliated customers by U.S. Mines, Manufacturing, Sales and Other increased $1,469.6 million, or 72 percent, in 2004, compared with 2003. This increase was primarily due to higher realized copper prices (approximately $1,230 million), higher copper sales volumes (approximately $218 million) and higher copper rod sales (approximately $29 million).

     In 2003, the increase of $204.6 million, or 11 percent, in sales and other operating revenues to unaffiliated customers compared with 2002 was primarily due to higher average copper prices (approximately $196 million) and higher copper sales volumes (approximately 9 million).

South American Mines Segments – Sales

     South American Mines sales and other operating revenues to unaffiliated customers increased $543.5 million, or 137 percent, in 2004 compared with 2003. This increase was primarily due to higher realized copper prices (approximately $250 million), the impact of fully consolidating El Abra and Candelaria (approximately $273 million) and higher sales volumes of copper (approximately $14 million).

     In 2003, the increase of $23.3 million, or 6 percent, in sales and other operating revenues to unaffiliated customers, compared with 2002, was primarily due to higher realized copper prices (approximately $71 million); partially offset by lower sales volumes of copper (approximately $48 million). The decrease in sales volumes to unaffiliated customers was more than offset by increased intersegment sales to the Manufacturing and Sales segments.

Primary Molybdenum Segment – Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $601.7 million, or 157 percent, in 2004 compared with 2003. The increase was primarily due to higher average molybdenum realizations (approximately $521 million) and higher sales volumes of molybdenum (approximately $79 million).

     In 2003, the increase of $114.9 million, or 43 percent, in sales and other operating revenues to unaffiliated customers, compared with 2002, was primarily due to higher average molybdenum prices (approximately $76 million) and higher sales volumes of molybdenum (approximately $38 million).

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

($ in millions)

	2004	2003	2002

U.S. Mining Operations*	$796.4	74.0	(139.0)
South American Mines**	707.0	182.6	65.4
Primary Molybdenum	103.3	8.6	8.6

Total PDMC	$1,606.7	265.2	(65.0)

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra. 2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

U.S. Mining Operations – Operating Income (Loss)

     U.S. Mining Operations reported operating income of $796.4 million including special, net pre-tax charges of $11.6 million in 2004, compared with operating income of $74.0 million including a special, net pre-tax charge of $5.5 million in 2003, and an operating loss of $139.0 million in 2002 including $117.9 million of special, net pre-tax charges. (Refer to the separate discussion of PDMC’s segments below for further discussion.)

Note: Supplemental Data

     The following table summarizes U.S. Mining Operations’ operating income (loss), special items and provisions, and the resultant earnings (losses) excluding these special items and provisions for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Operating income (loss)	$796.4	74.0	(139.0)
Special, pre-tax items and provisions	(11.6)	(5.5)	(117.9)

Segment operating income (loss) excluding special items and provisions	$808.0	79.5	(21.1)

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     In 2004, the special, net pre-tax charges were as follows: (i) $17.1 million associated with environmental provisions; (ii) $2.5 million charge associated with the settlement of historical legal matters; and (iii) $1.1 million for an asset impairment charge at the Hidalgo facility; partially offset by a $9.1 million gain, net of fees and expenses, for recoveries associated with settlements on historical environmental claims.

     In 2003, the special, net pre-tax charge was associated with environmental provisions.

     In 2002, the special, net pre-tax charge was as follows: (i) a $115.5 million charge associated with an asset impairment at Cobre; (ii) a $19.9 million charge associated with an asset impairment at Hidalgo ($12.9 million) and an associated accrual for closure costs ($7.0 million); (iii) an $18.1 million charge associated with an asset impairment at Ajo; (iv) a $2.6 million charge for environmental provisions; (v) a $6.4 million charge for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations were expected to remain curtailed beyond one year from their January 2002 curtailment; partially offset by (vi) a $5.1 million pre-tax gain for the reassessment of the October 2001 restructuring programs; (vii) a $16.9 million gain, net of fees and expenses, from recoveries associated with insurance settlements on historical environmental claims; and (viii) a $22.6 million gain on the sale of a non-core parcel of real estate in New Mexico.

Curtailed Properties, Rationale and Turn-up Capacity as of December 31, 2004

     As a result of the copper price, copper market and economic environment in 2001, we announced a series of actions in the 2001 fourth quarter that included changes in our copper operations that led to partial curtailment of certain facilities. This ultimately led to the reduction of approximately 220,000 metric tons of copper production annually (including our partner’s share), approximately 14 million pounds of by-product molybdenum annually, and the reduction of approximately 1,500 positions, mostly in January 2002.

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

     We also may adjust production at various properties in response to internal, micro-level factors such as the need to balance smelter feed or an internal shortage or surplus of sulfuric acid for our leaching operations. In other cases, facilities may be temporarily curtailed as a result of changes in technology that may make one technology, at a given copper price, more attractive than another technology. Unique regional issues, such as the energy crisis in the southwestern United States in 2000 and 2001, also may result in temporary curtailments.

     Any decision to recommence full operations depends on several factors including prevailing copper prices, management’s assessment of copper market fundamentals and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of new projects of competitors being brought back into production. There is no single copper price threshold that would necessarily trigger the recommencement of full operations.

     Other steps necessary to recommence operations that had been temporarily closed include such actions as assembling an appropriate labor force, preparation and set-up of idle equipment, restocking consumables and similar activities. We believe each of our temporarily curtailed facilities, excluding the Morenci mill, could be brought into production within a few months to a year depending on the status of applicable environmental permitting. The Morenci mill would not be available until at least 2007 due to mine plan limitations.

     Based upon the above-mentioned factors regarding recommencement of full operations at our curtailed mines, Phelps Dodge decided in January 2004 to resume production at certain previously curtailed properties. This decision was based on the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance. The planned and actual production ramp-ups and timing are as follows:

•	Our Bagdad mine in Arizona began increasing production in January 2004 and resumed producing at full capacity in the 2004 second quarter.

•	Our Sierrita mine in Arizona began increasing production in January 2004 and resumed producing at full capacity in the 2004 fourth quarter.

•	Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumes full mine-for-leach operation. The Chino milling operation increased to approximately 80 per-

cent of capacity in the 2004 third quarter, which better balances our concentrate and acid production in the southwest.

•	Our Ojos del Salado mine in Chile, which has been curtailed since 1998, resumed underground mining and milling operations during the 2004 second quarter.

•	Our Miami smelter in Arizona resumed operating at full capacity in the 2004 second quarter.

    The recommencement of our curtailed mines, and the one-third share of Chino acquired in December 2003, net of other reductions, increased our 2004 copper production by approximately 64 million pounds (on a consolidated basis) compared with 2003 production. We expect to increase our copper production by approximately 164 million pounds (on a consolidated basis) in 2005 compared with 2004 production. This would bring our pro rata share of production in 2005 to approximately 2.3 billion pounds (2.7 billion pounds on a consolidated basis).

     As a result of the 2004 ramp-up of operations at Sierrita, Bagdad and Chino, our 2005 molybdenum by-product production will increase by approximately 3 million pounds, compared with 2004 production, to a total of 33 million pounds.

     Even though we remain very optimistic about the copper upturn, we will remain disciplined with our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market demand and price swings.

     The following operations or portions of these operations remained curtailed or partially curtailed in 2004:

•	The Chino smelter was temporarily curtailed in January 2002. This action followed temporary suspension of the concentrator operation in the second quarter of 2001 and was taken due to continuing depressed copper market conditions and the need to balance smelter feed and sulfuric acid production and consumption.

As planned, Chino’s SX/EW operations continued producing copper through leaching of existing stockpiles. The production from these stockpiles declined steadily during 2002 and 2003. Mining for leach material on a limited basis was renewed in April 2003. In September 2003, a full mine-for-leach operation was resumed. In addition, during 2004, the mill resumed production at 80 percent capacity.

•	The Miami mine and refinery were temporarily curtailed in January 2002. These actions were taken due to continuing depressed copper market conditions, to balance sulfuric acid consumption, and to balance refinery feed within PDMC. All of these facilities remained temporarily suspended throughout 2002, 2003 and 2004. The Miami SX/EW operations continued producing copper in 2002, 2003 and 2004.

     At December 31, 2004, excluding the Morenci mill, we had approximately 200 million to 250 million pounds of curtailed annual copper production capacity (both our share and 100 percent basis), depending on near-term mine plans, that could be brought to market in the near term. This curtailed capacity is located at our U.S. mine sites, all with existing infrastructures.

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

Morenci Segment – Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting. Phelps Dodge’s share of copper production and sales in 2004 totaled 357,300 tons, compared with 357,900 and 350,800 tons in 2003 and 2002, respectively.

     Operating income of $375.7 million for 2004 increased $298.3 million compared with 2003, primarily due to higher average copper prices (approximately $335 million); partially offset by higher cost of copper production (approximately $24 million), intercompany management fees (approximately $11 million) and insurance proceeds received in 2003 (approximately $2 million). Higher cost of copper production was primarily due to higher mining and operating costs (approximately $20 million) primarily due to higher leaching and SX/EW flow rates and lower grades, higher legal, insurance and employee-related expenses, higher freight costs (approximately $5 million), higher severance taxes due to higher copper prices (approximately $4 million) and higher energy costs (approximately $3 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $7 million).

     Operating income of $77.4 million for 2003 increased $53.3 million compared with 2002, primarily due to higher average copper prices (approximately $57 million); partially offset by higher cost of copper production (approximately $5 million). Higher cost of copper production was primarily due to higher energy costs (approximately $14 million) and an unfavorable change in heap-leach and work-in-process inventories (approximately $2 million); partially offset by the benefits of higher throughput (approximately $6 million) and lower depreciation expense (approximately $5 million).

Bagdad Segment – Operating Income

     Our wholly owned Bagdad open-pit mine, located in northwest Arizona produces copper and molybdenum concentrates and electrowon copper cathode. Copper sales in 2004 totaled 111,900 tons, compared with 111,000 and 92,300 tons in 2003 and 2002, respectively. Copper production in 2004 totaled 110,100 tons, compared with 107,000 and 84,000 tons in 2003 and 2002, respectively.

     Operating income of $174.9 million for 2004 increased $144.8 million compared with 2003, primarily due to higher average copper prices (approximately $105 million) and lower net cost of copper production (approximately $39 million). Lower net cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $79 million); partially offset by higher mining, milling and operating costs (approximately $34 million) primarily due to the ramp-up of operations in 2004 and the impact of a slope slippage in the 2004 second quarter, higher energy costs (approximately $4 million), higher severance taxes due to higher copper and molybdenum prices and in-

creased production (approximately $3 million), and higher depreciation expense (approximately $4 million).

     Operating income of $30.1 million for 2003 increased $24.1 million compared with 2002, primarily due to higher average copper prices (approximately $18 million) and lower net cost of copper production (approximately $6 million). Lower net cost of copper production primarily was due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $10 million) and lower mining and milling costs (approximately $5 million); partially offset by higher energy costs (approximately $9 million).

Sierrita Segment – Operating Income

     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper and molybdenum concentrates and electrowon copper cathode. Copper sales in 2004 totaled 79,200 tons, compared with 79,300 and 83,800 tons in 2003 and 2002, respectively. Copper production in 2004 totaled 77,500 tons, compared with 75,600 and 76,200 tons in 2003 and 2002, respectively.

     The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. During the 2004 second quarter, the Sierrita operation entered into a new lease for the property upon which its electrowinning tankhouse is located. The prior lease had expired during the 2003 fourth quarter.

     Operating income of $264.3 million for 2004 increased $213.4 million compared with 2003, primarily due to higher average copper prices (approximately $75 million) and lower net cost of copper production (approximately $139 million). Lower net cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $196 million); partially offset by higher mining, milling and operating costs (approximately $46 million) primarily due to the ramp-up of operations in 2004 and lower ore grade, higher energy costs (approximately $11 million) and higher severance taxes due to higher copper and molybdenum prices (approximately $3 million).

     Operating income of $50.9 million for 2003 increased $36.7 million compared with 2002, primarily due to lower net cost of copper production (approximately $25 million) and higher average copper prices (approximately $12 million). Lower net cost of copper production primarily was due to higher molybdenum by-product credits resulting from higher prices and volumes (approximately $46 million); partially offset by higher mining and milling costs (approximately $15 million), an unfavorable change in heap-leach and work-in-process inventories (approximately $4 million) and higher energy costs (approximately $3 million).

Miami/Bisbee Segment – Operating Loss

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathode. Since January 2002, the Miami mine and refinery have been closed temporarily due to the economic environment, however, the mine is still producing electrowon copper from its heap-leach pads. The small Bisbee precipitation operation is located in southern Arizona. Copper sales in 2004 totaled 10,900 tons, compared with 20,000 and 15,300 tons in 2003 and 2002, respectively. Copper production in 2004 totaled 9,800 tons, compared with 17,800 and 10,600 tons in 2003 and 2002, respectively.

     An operating loss of $5.1 million for 2004 decreased $0.9 million compared with 2003, primarily due to higher copper prices (approximately $10 million) and lower shutdown costs (approximately $4 million); partially offset by lower sales volumes (approximately $6 million), higher depreciation expense (approximately $5 million) and an unfavorable change in heap-leach inventories (approximately $1 million).

     An operating loss of $6.0 million for 2003 decreased $9.6 million compared with 2002, primarily due to lower cost of copper production (approximately $5 million), higher average copper prices (approximately $3 million), and lower pre-tax special losses of $1.8 million. Lower direct cost of copper production (approximately $2 million) and lower depreciation expense (approximately $4 million) were partially offset by higher energy costs (approximately $1 million).

Chino/Cobre Segment – Operating Income (Loss)

     The Chino open-pit mine, located near Silver City, New Mexico, primarily produces electrowon copper cathode and copper concentrates. On December 19, 2003, we completed the acquisition of Heisei’s one-third partnership interest in Chino Mines Company, which is now wholly owned by subsidiaries of Phelps Dodge. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Our wholly owned Cobre mine, which is adjacent to the Chino mine, resumed limited mining activities in 2004, including rehabilitation of haul roads, drilling and blasting to establish new access to mining areas, and cleaning of pit benches. Copper sales in 2004 totaled 91,700 tons, compared with 27,400 and 35,800 tons in 2003 and 2002, respectively. Phelps Dodge’s share of copper production increased in 2004 to 91,700 tons, compared with 27,400 and 35,900 tons in 2003 and 2002, respectively.

     Operating income of $57.6 million for 2004 increased $63.0 million compared with 2003, primarily due to higher average copper prices (approximately $87 million), higher sales volumes (approximately $5 million) and lower shutdown costs (approximately $3 million); partially offset by higher cost of copper production (approximately $31 million). Higher cost of copper production was primarily due to higher milling costs associated with the restart of the sulfide mill (approximately $34 million), higher mining and operating costs (approximately $13 million) primarily associated with the ramp-up of operations in 2004, and an unfavorable change in heap-leach and work-in-process inventories (approximately $2 million); partially offset by lower depreciation expense (approximately $15 million) and higher precious metal credits resulting from higher prices (approximately $4 million).

     An operating loss of $5.4 million for 2003 decreased $105.0 million compared with 2002, primarily due to lower pre-tax special charges of $115.9 million for impairment of Cobre and higher average copper prices (approximately $4 million); partially offset by higher cost of copper production (approximately $12 million) and lower copper sales volumes (approximately $3 million). Higher cost of copper production primarily was due to decreased production from lower leach solution grades and flow rates (approximately $7 million), higher energy costs (approximately $5 million) and higher operating costs (approximately $6 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $5 million).

Tyrone Segment – Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes. In September 2003, we partially curtailed production at Tyrone. Copper production and sales in 2004 totaled 43,100 tons, compared with 56,900 and 69,900 tons in 2003 and 2002, respectively.

     Operating income of $22.9 million for 2004 increased $40.1 million compared with 2003, primarily due to higher average copper prices (approximately $45 million) and lower cost of copper production (approximately $1 million); partially offset by higher special, net pre-tax charges for environmental provisions ($5.3 million). Lower cost of copper production was primarily due to a favorable change in heap-leach and work-in-process inventories (approximately $13 million); partially offset by higher mining and operating costs including higher maintenance and repairs (approximately $11 million).

     An operating loss of $17.2 million for 2003 increased $18.8 million compared with 2002, primarily due to higher cost of copper production (approximately $27 million); partially offset by higher average copper prices (approximately $9 million). The higher cost of copper production included an unfavorable change in heap-leach and work-in-process inventories (approximately $41 million) and lower production due to lower grade and recovery (approximately $13 million); partially offset by lower costs associated with mine plan changes and lower production (approximately $17 million), lower closure expense from the adoption of SFAS No. 143 (approximately $8 million) and lower energy costs (approximately $2 million).

South American Mines – Operating Income

     South American Mines reported operating income in 2004 of $707.0 million, compared with operating income of $182.6 million in 2003 and $65.4 million in 2002.

     See U.S. Mining Operations – Operating Income (Loss) for a discussion of factors influencing the decision to recommence curtailed operations and the principal steps necessary to recommence such operations. (Refer to the separate discussion of PDMC’s segments below for further discussion.)

Candelaria/Ojos del Salado Segment – Operating Income

     The Candelaria open-pit mine, located near Copiapó in northern Chile, produces copper concentrates. The segment also includes the wholly owned, nearby Ojos del Salado underground mine that produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and show the minority interest) as of January 1, 2004. Prior to that date, we applied the proportional consolidation method of accounting. Copper sales in 2004 totaled 233,500 tons (188,900 tons on a pro rata basis), compared with 209,500 and 210,400 tons in 2003 and 2002, respectively. Consolidated copper production in 2004 totaled 230,900 tons (186,800 tons on a pro rata basis), compared with Phelps Dodge’s share of 187,600 and 175,600 tons in 2003 and 2002, respectively.

     Operating income of $303.3 million for 2004 increased $202.8 million compared with 2003, primarily due to higher average copper prices (approximately $177 million), the impact of fully consolidating Candelaria (approximately $59 million) and a favorable impact of commencing production at Ojos del Salado (approximately $9 million); partially offset by higher cost of copper production (approximately $37 million) and intercompany operator fees (approximately $3 million). Higher cost of copper production included higher mining and operating costs (approximately $26 million) primarily due to higher maintenance, blasting and labor costs, and higher freight, refining and smelting costs (approximately $15 million); partially offset by higher precious metal credits resulting from higher prices (approximately $11 million).

     Operating income of $100.5 million for 2003 increased $52.9 million compared with 2002, primarily due to higher average copper prices (approximately $33 million), lower cost of copper production (approximately $18 million) and higher copper sales volumes (approximately $3 million). The decrease in the cost of copper production was primarily due to the benefits of higher copper ore grade (approximately $8 million), higher precious metal credits (approximately $6 million), lower smelting and refining charges (approximately $11 million) and a favorable change in work-in-process inventory (approximately $9 million); partially offset by higher direct operating costs (approximately $14 million) and higher depreciation expense (approximately $1 million).

Cerro Verde Segment – Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathode. We own approximately 82.5 percent of the common stock of Cerro Verde, which we fully consolidate (and show the minority interest). Copper sales in 2004 totaled 98,200 tons, compared with 95,600 and 94,900 tons in 2003 and 2002, respectively. Copper production increased in 2004 to 97,600 tons from 96,300 and 95,300 tons in 2003 and 2002, respectively.

     Operating income of $130.0 million for 2004 increased $87.3 million from 2003, primarily due to higher average copper prices (approximately $101 million); partially offset by higher cost of copper production (approximately $15 million). Higher cost of copper production included higher mining costs associated with a sulfide feasibility study and higher acid cost (approximately $11 million), higher depreciation expense (approximately $3 million) and higher energy costs (approximately $2 million); partially offset by a favorable change in work-in-process inventories (approximately $2 million).

     Operating income of $42.7 million for 2003 increased $17.9 million from 2002, primarily due to higher average copper prices (approximately $22 million); partially offset by higher cost of copper production (approximately $3 million). Higher cost of copper production primarily was due to higher operating expenses (approximately $5 million) and higher energy costs (approximately $3 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $2 million) and lower depreciation expense (approximately $3 million).

     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an $850 million expansion of the Cerro Verde mine. Final approval was contingent upon receiving all required permits from the Peruvian government and placing necessary financing. The required permits and approvals were obtained in the 2004 fourth quarter. In early February 2005, the board approved moving forward on financing and project development. (Refer to PDMC – Other Matters on page 68 for additional discussion of the Cerro Verde mine expansion.)

El Abra Segment – Operating Income (Loss)

     The El Abra open-pit mine, located in northern Chile, produces copper cathode. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and the remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. We fully consolidate El Abra (and show the minority interest) as of January 1, 2004. Prior to that date, we applied the proportional consolidation method of accounting. El Abra completed its $70 million project (including our partner’s share) to leach uncrushed run-of-mine (ROM) material in December 2001, and started ROM leach production in January 2002. ROM leaching allows El Abra to better utilize electrowon facilities up to tankhouse design capacity. During 2004, El Abra produced approximately 14 percent of its total production from ROM, compared with 16 and 14 percent during 2003 and 2002, respectively. Copper sales in 2004 totaled 240,800 tons (122,800 tons on a pro rata basis), compared with 135,700 and 186,100 tons in 2003 and 2002, respectively. Consolidated copper production in 2004 totaled 240,300 tons (122,600 tons on a pro rata basis), compared with Phelps Dodge’s share of 127,400 and 126,500 tons in 2003 and 2002, respectively.

     Operating income of $273.7 million for 2004 increased $234.3 million from 2003, primarily due to higher average copper prices (approximately $123 million) and the impact of full consolidation (approximately $133 million); partially offset by higher cost of copper production (approximately $22 million). Higher cost of copper production included higher mining costs, including higher costs associated with acid and diesel fuel, and higher maintenance expenses (approximately $35 million); partially offset by lower depreciation expense (approximately $7 million).

     Operating income of $39.4 million for 2003 increased $46.4 million from 2002, primarily due to higher average copper prices (approximately $39 million) and lower cost of copper production (approximately $5 million). Lower cost of copper production reflected a favorable change in heap-leach and work-in-process inventories (approximately $10 million) and lower energy costs (approximately $2 million); partially offset by higher depreciation expense (approximately $4 million) and higher general operating expenses (approximately $2 million).

Primary Molybdenum – Operating Income

     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products. The Climax mine is currently on care-and-maintenance status. We expect to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business. Nonetheless, we continue to evaluate short- and mid-term production opportunities for the Climax mine based on market conditions and projections as well as manage the facility in a manner that allows its production to commence in a timely and efficient manner.

     Operating income of $103.3 million for 2004 increased $94.7 million compared with 2003, primarily due to higher average molybdenum prices (approximately $521 million), higher sales volumes (approximately $79 million) and lower shutdown expenses (approximately $2 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $452 million) and higher production costs (approximately $55 million). Higher production costs resulted primarily from increased volumes and included higher labor and maintenance costs (approximately $15 million), conversion costs (approximately $11 million), cost of material drawn from inventory (approximately $11 million), energy costs (approximately $7 million), freight and warehousing costs (approximately $6 million) and depreciation expense (approximately $5 million).

     Operating income of $8.6 million for 2003 was unchanged when compared with 2002. Higher average molybdenum prices (approximately $76 million) and higher sales volumes (approximately $38 million) were offset by higher purchased costs of third-party molybdenum as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $77 million), higher production costs (approximately $31 million), higher shutdown expenses (approximately $3 million) and higher marketing costs (approximately $2 million). The higher production costs primarily resulted from higher mining costs (approximately $10 million), conversion costs (approximately $11 million), energy costs (approximately $5 million) and higher maintenance costs (approximately $3 million).

     In May 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its Henderson workforce by approximately 130 workers. In 2003, the previously announced production curtailment essentially remained in place most of the year. In 2004, based on rapidly increasing molybdenum prices and our view of market fundamentals for molybdenum, we increased annual production at Henderson to approximately 28 million pounds.

     The molybdenum market is generally characterized by cyclical and volatile prices, little product differentiation and strong competition. The annual Metals Week Dealer Oxide mean price was $16.41 per pound in 2004, versus $5.32 and $3.77 per pound in 2003 and 2002, respectively. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production accounts for approximately 60 percent of global production.

     Our expected 2005 molybdenum production is approximately 64 million pounds (approximately 31 million pounds from our primary mine and 33 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous 30 days (i.e., price quotation period is the month prior to shipment; M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the average molybdenum prices in 2004, approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, adjust based on the underlying published prices. Accordingly, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $45 million.

Manufacturing Segment – Operating Income

     Manufacturing reported operating income of $29.1 million including a special, net pre-tax charge of $3.2 million in 2004, compared with operating income of $26.4 million in 2003 including a special, net pre-tax charge of $0.1 million, and operating income of $13.9 million in 2002 including a special, net pre-tax gain of $0.2 million.

     Operating income of $29.1 million in 2004 increased $2.7 million compared with 2003, primarily due to higher rod sales (approximately $12 million); partially offset by lower smelter credits associated with in-process material (approximately $4 million), higher special, net pre-tax charges for environmental provisions ($3.1 million) and higher refinery operating expenses (approximately $2 million).

     Operating income of $26.4 million in 2003 increased $12.5 million compared with 2002, primarily due to changes in intercompany acid credits (approximately $9 million) and lower depreciation and amortization expense (approximately $8 million); partially offset by higher refinery operating expenses (approximately $4 million).

Sales Segment – Operating Income (Loss)

     Sales reported operating income of $4.1 million in 2004, compared with operating income of $5.5 million in 2003, and an operating loss of $8.8 million in 2002. Operating income for 2004 decreased $1.4 million compared with 2003, primarily due to higher operating expenses.

     Operating income for 2003 increased $14.3 million compared with 2002, primarily due to higher copper margin (approximately $11 million) and lower freight costs (approximately $2 million).

PDMC – Other Matters

     In November 2004, PD Energy Services (PDES), a subsidiary of Phelps Dodge, purchased a one-third interest in Duke Energy Luna, LLC (Luna), whose only assets consist of a partially constructed power plant in Deming, New Mexico, for $13.3 million. The plant is expected to be operating by the 2006 second quarter. One third of the electricity from the plant (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona.

     PNM Resources and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, joined PDES in purchasing the plant. The companies acquired the plant for a total of $40 million ($13.3 million, PD share) and an estimated additional $110 million ($36.7 million, PD share) will be required to complete construction. PNM Resources will function as the construction agent and operator of the plant. PNM Resources and Tucson Electric Power will each own one third of the plant and each will be responsible for a third of the costs and expenses. We currently account for our one-third interest in Luna as an equity-basis investment. However, once the plant assets are legally distributed from the entity, which is expected to occur in 2005, we will hold an undivided interest in Luna.

     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an $850 million expansion of the Cerro Verde mine near Arequipa, Peru. Final approval was contingent upon receiving all required permits from the Peruvian government and placing necessary financing. The required permits and approvals were obtained in the 2004 fourth quarter. In early February 2005, the board approved moving forward on financing and project development. We expect to finalize financing during 2005.

     At present, Phelps Dodge owns 82.5 percent of the outstanding shares of Cerro Verde. Compañia de Minas Buenaventura S.A. (Buenaventura), a publicly traded Peruvian mining concern, owns 9.2 percent of the outstanding shares, and the remainder is publicly traded on the Lima Stock Exchange. Buenaventura has agreed in principle to increase its ownership in Cerro Verde up to a maximum of 20 percent. In addition, Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation have agreed in principle to acquire jointly an equity position in Cerro Verde of 21 to 25 percent. The Buenaventura and Sumitomo transactions are subject to a variety of conditions, including the approval of their respective boards of directors, the approval of Cerro Verde’s shareholders, and the negotiation and execution of definitive agreements. Cerro Verde expects to receive proceeds of up to $440 million depending upon the extent of participation by Buenaventura and other shareholders. Phelps Dodge will continue to retain a majority interest in the operation.

     The expansion, which will be financed with a combination of Cerro Verde cash (including cash from the issuance of shares) and new debt, permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Mining of the sulfide ore body is expected to begin in late 2006. The current copper production at Cerro Verde is approximately 100,000 tons per year. After the expansion, copper production initially will approximate 300,000 tons per year.

     Additionally, Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation have agreed in principle to purchase a 20 percent interest in Ojos del Salado for approximately $25 million, including exploration properties and interests in the Punta del Cobre exploration district. This transaction is expected to close in the first half of 2005. Phelps Dodge will continue to retain a majority interest in the operation.

     On July 2, 2004, the BLM issued its Record of Decision supporting a land exchange with Phelps Dodge. This was a critical milestone in developing a proposed copper mining operation near Safford, Arizona. Since that time several parties have provided comments on the decision. We expect the BLM to provide a response to the comments in early 2005.

     During the second half of 2004, Phelps Dodge entered into separate programs to purchase zero-cost collars on approximately 94 percent of El Abra’s expected 2005 total production and 9 percent of PDMC’s expected remaining 2005 consolidated production. The collars at El Abra have an LME put strike price (floor) of $1.00 per pound (settled against a monthly average LME price) and an LME call strike price (ceiling) of $1.376 per pound (settled against an annual average LME price). The collars on PDMC’s expected remaining consolidated production have an LME put strike price (floor) of 94.3 cents per pound (settled against a monthly average LME price) and an LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price). El Abra entered into this program to ensure a copper price sufficient to provide the necessary cash to repay its short-term borrowings arising from the 2004 fourth quarter prepayment of its senior debt obligations, repay sponsor support and to ensure financial flexibility. The other program covers a small portion of PDMC’s remaining production ensuring a minimum copper price for the re-started Chino facility to operate comfortably throughout 2005. These transactions do not qualify for hedge accounting treatment and will be adjusted to the fair market value each reporting period in 2005 with the offset recorded in earnings. There was an immaterial impact of these programs on our 2004 results.

     During 2004, the Company completed the full repayment of senior debt at Candelaria and El Abra. These debt repayments had no impact on the full consolidation of El Abra and Candelaria as these entities continue to meet the criteria of variable interest entities, and Phelps Dodge remains the primary beneficiary. (Refer to Note 13, Debt and Other Financing, for further discussion of the repayment of senior debt.)

PDMC – New Mexico Reclamation

     Refer to Note 20, Contingencies, for discussion of significant New Mexico Environmental and Reclamation Programs.

RESULTS OF PHELPS DODGE INDUSTRIES

     PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses including magnet wire, energy cables and specialty conductors.

     The Company is currently exploring strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth.

($ in millions)

	2004	2003	2002

Sales and other operating revenues - unaffiliated customers:
Specialty Chemicals	$674.1	644.2	548.8
Wire and Cable	971.8	669.9	687.4

	$1,645.9	1,314.1	1,236.2

Operating income (loss):
Specialty Chemicals	$28.7	54.8	48.1
Wire and Cable	18.8	13.7	(17.5)

	$47.5	68.5	30.6

PDI – Sales

     PDI reported sales to unaffiliated customers of $1,645.9 million in 2004, compared with $1,314.1 million in 2003 and $1,236.2 million in 2002.

     The increase of $331.8 million in 2004 compared with 2003 was primarily due to higher Wire and Cable sales that increased $301.9 million primarily as a result of increased metal prices (approximately $119 million) and sales volumes for energy cables and building wire in the international markets (approximately $79 million), higher magnet wire sales in North America (approximately $79 million) primarily due to higher copper prices, and increased sales of specialty metal products in North America (approximately $25 million) primarily due to higher metal prices and higher sales volumes. Additionally, Specialty Chemicals sales increased $29.9 million primarily due to higher foreign currency translation (approximately $36 million) and increased sales volumes (approximately $4 million) primarily in North America; partially offset by lower average unit selling prices (approximately $12 million) primarily in Europe, North America and South America.

     The increase of $77.9 million in 2003 compared with 2002 was primarily due to higher Specialty Chemicals sales of $95.4 million resulting from higher average unit selling prices (approximately $53 million) principally in Europe and South America due to general market and higher feedstock-related increases, higher foreign currency translation primarily in Europe (approximately $34 million) and higher sales volumes (approximately $9 million); offset by lower wire and cable sales of $17.5 million primarily due to lower sales in North America (approximately $23 million) due to a sluggish manufacturing sector; partially offset by higher sales volumes in international markets (approximately $5 million).

PDI – Operating Income

     PDI reported operating income of $47.5 million in 2004 including special, net pre-tax charges of $17.3 million, compared with operating income of $68.5 million in 2003 including special, net pre-tax gains of $1.7 million, and $30.6 million in 2002 including special, net pre-tax charges of $22.0 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

     In 2004 and 2003, operations outside the United States provided 62 percent of PDI’s sales, compared with 60 percent in 2002. During 2004, operations outside the United States contributed 166 percent of PDI’s operating income, compared with 105 percent in 2003 and 183 percent in 2002.

Note: Supplemental Data

     The following table summarizes PDI’s operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Operating income	$47.5	68.5	30.6
Special, pre-tax items and provisions	(17.3)	1.7	(22.0)

Segment operating earnings excluding special items and provisions	$64.8	66.8	52.6

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     The following table summarizes PDI’s special items and provisions in operating income for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Termination of a foreign postretirement benefit plan	$—	3.2	—
Environmental provisions, net	(0.3)	0.9	0.3
Asset impairment charges	(6.5)	(1.7)	—
Goodwill impairment	—	(0.9)	—
Restructuring programs	(10.5)	0.2	(22.3)

Special, pre-tax items	$(17.3)	1.7	(22.0)

Specialty Chemicals – Operating Income

     Specialty Chemicals reported operating income of $28.7 million including a special, net pre-tax charge of $5.9 million in 2004, compared with operating income of $54.8 million in 2003, including special, pre-tax gains of $3.7 million, and operating income of $48.1 million in 2002, including special, pre-tax gains of $1.1 million.

     Operating income decreased $26.1 million compared with 2003 primarily due to higher operating expenses (approximately $27 million), higher special, net pre-tax charges ($9.6 million) and higher variable costs (approximately $2 million) primarily associated with higher feedstock costs in North America; offset primarily by favorable exchange rate impacts (approximately $13 million). Higher operating expenses consist of employee-related costs for operational improvement programs (approximately $5 million), accelerated depreciation on assets associated with the discontinuance of product lines to maximize operational efficiencies (approximately $3 million), higher costs associated with employee compensation, primarily variable pay (approximately $6 million), higher maintenance and utility costs primarily associated with boiler failures in Europe (approximately $5 million) and higher other expenses primarily related to legal costs, a blocked pipeline and environmental costs (approximately $8 million).

     Operating income in 2003 increased $6.7 million compared with 2002 due to improved variable margins primarily in Europe (approximately $21 million) driven by favorable exchange rates and pricing improvements, and lower operating expenses associated with 2003 operational improvement programs (approximately $11 million) primarily associated with yield improvement, reduced utilities and improved production capacities, and higher special, net pre-tax gains ($2.6 million); partially offset by higher manufacturing expense (approximately $30 million) primarily associated with increased turnaround activity, higher utility costs, benefits expense and depreciation expense.

Note: Supplemental Data

     The following table summarizes Specialty Chemicals’ operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Operating income	$28.7	54.8	48.1
Special, pre-tax items and provisions, net	(5.9)	3.7	1.1

Segment operating earnings excluding special items and provisions	$34.6	51.1	47.0

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     In 2004, a special, net pre-tax charge of $5.9 million was due to asset impairment charges at the El Dorado, Arkansas, facility.

     In 2003, special, net pre-tax gains of $3.7 million were due to a $3.2 million pre-tax gain associated with the termination of a foreign postretirement benefit plan and a $0.5 million pre-tax adjustment for environmental provisions.

     In 2002, special, net pre-tax gains of $1.1 million were due to a $0.5 million pre-tax reassessment of prior restructuring programs and a $0.6 million pre-tax adjustment for environmental provisions.

Wire and Cable – Operating Income (Loss)

     Wire and Cable reported operating income of $18.8 million including special, net pre-tax charges of $11.4 million in 2004, compared with operating income of $13.7 million in 2003, including special, net pre-tax charges of $2.0 million, and an operating loss of $17.5 million in 2002, including special, net pre-tax charges of $23.1 million.

     Operating income increased $5.1 million due to higher sales volumes and improved margins primarily for energy cables and building wire in the international markets and for specialty metal products in North America (approximately $39 million); partially offset by higher operating costs in the international markets related to increased sales volumes (approximately $19 million), lower magnet wire margins due to competitive pricing pressures (approximately $7 million) and higher special, net pre-tax charges ($9.4 million).

     Operating income in 2003 increased $31.2 million due to lower operating expenses generated through operational improvement programs (approximately $25 million) primarily related to restructuring benefits from the closure of the Laurinburg and West Caldwell facilities and lower overhead costs, lower special, net pre-tax charges ($21.1 million) and lower depreciation expense (approximately $5 million); partially offset by lower sales volumes and prices due to reduced global demand (approximately $20 million).

Note: Supplemental Data

     The following table summarizes Wire and Cable’s operating income (loss), special items and provisions, and the resultant earnings excluding these special items and provisions for the years 2004, 2003 and 2002:

($ in millions)

	2004	2003	2002

Operating income (loss)	$18.8	13.7	(17.5)
Special, pre-tax items and provisions, net	(11.4)	(2.0)	(23.1)

Segment operating earnings excluding special items and provisions	$30.2	15.7	5.6

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

     In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action resulted in the closure of the manufacturing plant in El Paso, Texas, which ceased operations during the 2004 fourth quarter affecting approximately 100 employees. Our magnet wire customers are moving their operations to China, Mexico and other offshore locations, leaving us with excess capacity in our North American plants. To remain competitive as a global provider of magnet wire, it is critical that we operate close to our customer base. Production capacity began transferring to our other North American locations in the 2004 first quarter. This action resulted in special, pre-tax charges of $7.2 million ($4.9 million after-tax) during 2004. We expect approximately $10 million to be incurred in connection with this restructuring program, which is projected to be completed in 2005.

     In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its product at its Lugde, Germany, facility that will primarily serve European and Middle Eastern customers. This action resulted in the closure of our PD Austria facility in order to reduce costs as well as to better position the Magnet Wire division. In 2004, special, net pre-tax charges of $3.3 million ($2.7 million after-tax) were recognized, including severance-related, plant removal and dismantling expenses, and take-or-pay contracts. We do not expect to incur any other material charges in connection with this restructuring program, which is projected to be completed in the first half of 2005.

     In the 2004 second quarter, a special, net pre-tax charge of $0.6 million was recorded for asset impairment at our Hopkinsville, Kentucky, magnet wire facility, resulting from continued depressed market conditions. In the 2004 fourth quarter, Phelps Dodge Magnet Wire completed the sale of the Hopkinsville, Kentucky, facility.

     Also during 2004, special, net pre-tax charges of $0.3 million were recognized for environmental provisions.

     In the 2003 fourth quarter, we determined that due to continuing reduced market conditions in North America for magnet wire and high performance conductors, the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in further impairment charges related to these assets of $1.3 million. The amount of the additional asset impairment was determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. No additional severance-related charges were required. A further write-down of $0.4 million was recognized to reduce the carrying value of the assets of our Hopkinsville, Kentucky, facility closed in 2000. This adjustment reflected our current view of the fair value of these assets. We also performed an impairment test on goodwill at our magnet wire and high performance conductors facilities through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off Magnet Wire’s remaining goodwill balance.

     Also during 2003, a special net pre-tax gain of $0.6 million was recognized reflecting a $0.2 million pre-tax reassessment of prior restructuring programs and a $0.4 million pre-tax adjustment for environmental provisions.

     On September 10, 2002, we announced the temporary closure of the two previously mentioned U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes reduced our costs and aligned our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, high performance conductors facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other high performance conductor facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.0 million ($22.2 million after-tax) in the 2002 third quarter and $0.6 million ($0.8 million after-tax) in the 2002 fourth quarter. Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

     Also during 2002, a special, net pre-tax gain of $0.5 million was recognized reflecting a $0.8 million pre-tax gain for the reassessment of prior restructuring programs, partially offset by a $0.3 million charge for environmental provisions.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

Cost of Products Sold

     Cost of products sold was $4,781.8 million in 2004, compared with $3,285.1 million in 2003 and $3,120.5 million in 2002. The 2004 increase of $1,496.7 million was attributable to higher purchased cathode and concentrate (approximately $504 million) due to higher copper prices and volumes, an increase in copper and molybdenum production costs (approximately $614 million) due primarily to increased production volumes (including the impact of the full consolidation of El Abra and Candelaria), higher costs of molybdenum purchased from third parties (approximately $176 million) and increases at wire and cable for third-party raw material purchases and higher sales volumes (approximately $198 million).

Depreciation, Depletion and Amortization Expense

     Depreciation, depletion and amortization expense was $507.1 million in 2004, compared with $422.6 million in 2003 and $410.2 million in 2002. The 2004 increase of $84.5 million primarily was due to net production increases at PDMC (approximately $73 million) primarily due to the impact of fully consolidating Candelaria and El Abra, and an increase in straight-line depreciation expenses (approximately $14 million).

     The 2003 increase of $12.4 million primarily was due to a net production increase at PDMC (approximately $7 million) and higher depreciation on asset retirement costs associated with SFAS No. 143, implemented effective January 1, 2003 (approximately $5 million).

Selling and General Administrative Expense

     Selling and general administrative expense was $166.2 million in 2004, compared with $148.7 million in 2003 and $123.9 million in 2002. The 2004 increase of $17.5 million primarily resulted from a 2004 charitable contribution to the Phelps Dodge Foundation (approximately $6 million), higher legal and professional fees (approximately $2 million), higher accruals for Company-wide annual incentive compensation plans (approximately $5 million), higher restricted stock amortization associated with the issuance of additional shares (approximately $4 million), higher pension and retirement benefits (approximately $2 million), higher directors and officers liability insurance premiums (approximately $1 million) and higher deferred profit sharing (approximately $1 million); partially offset by lower employee benefit costs mostly associated with mark-to-market adjustments for stock unit plans (approximately $7 million).

     The 2003 increase of $24.8 million was primarily due to employee benefits mostly associated with mark-to-market adjustments for stock unit plans (approximately $17 million), higher directors and officers liability insurance premiums (approximately $2 million), higher legal costs (approximately $2 million), and higher expenses associated with sub-leases at vacated offices (approximately $2 million).

Exploration and Research Expense

     Our net exploration and research expense was $63.1 million in 2004, compared with $50.7 million in 2003 and $40.3 million in 2002. The 2004 increase of $12.4 million primarily resulted from higher U.S. exploration spending (approximately $5 million) primarily for increased project work at Morenci and Safford, higher international exploration (approximately $4 million) primarily in South America, including the impact of fully consolidating Candelaria and El Abra (approximately $2 million), and higher research expense for PDMC (approximately $3 million) due to increased project development work at the Process Technology Center.

     The $10.4 million increase in 2003 primarily resulted from higher U.S. exploration spending (approximately $1 million) primarily for increased project work at Morenci and Safford, higher international exploration (approximately $5 million) primarily in South America (approximately $3 million), Canada (approximately $1 million) and Africa (approximately $1 million) and higher research expense for PDMC (approximately $4 million) due to expenditures for concentrate leaching and alternative anode reaction electrowinning technology.

Interest Expense

     We reported interest expense, net of capitalized interest, in 2004 of $126.1 million, compared with $145.2 million in 2003 and $187.0 million in 2002. The 2004 decrease of $19.1 million was primarily attributable to net reductions (approximately $34 million) related to the payment of long-term debt; partially offset by increases attributable to the impact of fully consolidating Candelaria and El Abra (approximately $7 million), higher effective interest rates for certain notes primarily resulting from the favorable unwinding of certain interest rate swaps in 2003 (approximately $5 million) and interest associated with the Texas franchise tax matter and prior year tax returns (approximately $2 million).

     The 2003 decrease of $41.8 million was primarily attributable to reductions related to the payment of long-term debt (approximately $25 million) and project financing in 2002 (approximately $18 million).

     Third-party interest paid by the Company in 2004 was $134.6 million, compared with $154.2 million in 2003 and $198.9 million in 2002.

Early Debt Extinguishment Costs

     In December 2004, the Company redeemed its 5.45 percent Greenlee County Pollution Control Bonds due June 1, 2009. These bonds had a book value of approximately $81 million and were redeemed for $82.7 million. This resulted in a 2004 special pre-tax charge of $1.9 million ($1.6 million after-tax) for early debt extinguishment costs, including unamortized issuance costs of $0.3 million.

     In November 2004, the Company completed the full repayment of El Abra’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the lenders. The full repayment of long-term debt with a book value of approximately $316 million, including the November 2004 scheduled payment, resulted in a 2004 special pre-tax charge of $2.8 million before minority interest ($0.9 million after-tax and net of minority interest impact) for early debt extinguishment costs. The debt repayment had no impact on the full consolidation of El Abra as it continues to meet the criteria of a variable interest entity and Phelps Dodge remains the primary beneficiary of this entity.

     In October 2004, the Company redeemed its 6.50 percent Air Quality Control Obligations due April 1, 2013. These bonds had a book value of approximately $90 million and were redeemed for $90.9 million. This resulted in a 2004 special pre-tax charge of $0.9 million ($0.7 million after-tax) for early debt extinguishment costs.

     In June 2004, the Company completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of approximately $166 million, including the June 2004 scheduled payment, resulted in a 2004 special pre-tax charge of $15.2 million before minority interest ($10.1 million after-tax and net of minority interest impact) for early debt extinguishment costs, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt repayment had no impact on the full consolidation of Candelaria as it continues to meet the criteria of a variable interest entity and Phelps Dodge remains the primary beneficiary of this entity.

     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest. This resulted in a 2004 special pre-tax charge of $3.9 million ($3.1 million after-tax) for early debt extinguishment costs, including certain purchase premiums of $1.1 million.

     In March 2004, the Company completed tender offers for its 6.625 percent Notes due 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 special pre-tax charge of $18.5 million ($14.5 million after-tax) for early debt extinguishment costs, including purchase premiums.

     In July 2002, the Company repurchased $480.7 million of long-term debt. This resulted in a 2002 special pre-tax charge of $31.3 million ($26.6 million after-tax) for early debt extinguishment costs, including issuance costs and purchase premiums.

Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net was $54.2 million in 2004, compared with $19.0 million in 2003 and $2.6 million in 2002. The 2004 increase of $35.2 million resulted primarily from higher dividend income from Southern Peru Copper Corporation ($20.4 million), a gain on the sale of uranium royalty rights in Australia ($10.1 million), settlement of an historical legal matter ($9.5 million), lower shutdown expenses ($4.5 million), higher interest income ($4.9 million), mark-to-market benefits on the Chino and Tyrone financial assurance trusts ($3.2 million) and higher foreign currency exchange gains ($2.2 million); partially offset by cost-basis investment write-downs ($11.1 million), the absence of the 2003 gain on sale of a cost-basis investment ($6.4 million) and lower mark-to-market benefits on non-qualified pension plan assets ($1.8 million).

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

Benefit (Provision) for Taxes on Income

     The effective tax rate changed from a 27.0 percent benefit in 2002 to a 67.6 percent and 10.2 percent expense in 2003 and 2004, respectively.

     The effective tax rate in 2004 resulted principally from taxes on earnings at domestic and international operations, partially offset by the release of valuation allowances associated with deferred tax assets.

     The effective tax rate in 2003 resulted principally from taxes on earnings at international operations that could not be offset by losses at domestic operations.

     The tax benefit in 2002 resulted principally from the passage of the Job Creation and Worker Assistance Act of 2002, which extended the loss carryback period from two years to five years for net operating losses originating in 2001 and 2002. This resulted in a benefit to the Company of $129.8 million that was partially offset by taxes on earnings at international operations.

     The Internal Revenue Service (IRS) has completed its audit of the pre-acquisition Cyprus Amax income tax returns for the years 1997 through October 15, 1999, as well as Phelps Dodge Corporation’s income tax returns for the year 1998 and 1999 without material adjustment to the tax liability as recorded. Because of the loss carrybacks to these years from 2000, 2001 and 2002, the audit reports must be reviewed and approved by the Joint Committee on Taxation before they can become final. We expect this process to take place before the end of 2005.

     The Phelps Dodge federal income tax returns for the years 2000 through 2002 are currently under examination by the IRS. Our management believes that resolution of any issues raised, including application of those determinations to subsequent open years, will not have an adverse effect on our consolidated financial condition or results of operations.

     Cerro Verde’s Mining Stability Agreement of 1998 contains a provision that allows it to exclude from taxable income any profits reinvested in an investment program that is duly filed with and approved by the Ministry of Energy and Mines (the Mining Authority). The annual exclusion is limited to 80 percent of the lesser of book profits after tax or taxable income. On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that Cerro Verde’s reinvestment of profits from its current operation into its planned expansion qualifies for the taxable income exclusion for the period from October 2004 through February 2007. This period can, at the discretion of the Mining Authority, be extended for up to three years. Any amounts excluded from taxable income must be set aside in separate equity accounts, capitalized, and may not be repatriated for a period of four years after the reinvestment program is completed and approved by the Mining Authority.

Cumulative Effect of Accounting Changes

     Effective January 1, 2003, the Company adopted SFAS No. 143. With the adoption of this Statement, we recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, ARCs are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Upon adoption, we recorded an increase to our closure and reclamation reserve of $2.5 million, net, an increase in our mining properties’ assets of $12.2 million and a cumulative effect gain of $8.4 million, net of deferred income taxes. For the year ended December 31, 2003, the effect of adopting SFAS No. 143 increased income before extraordinary item and cumulative effect of accounting changes by approximately $15.9 million, or 18 cents per basic and diluted common share. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, good-

will and intangible assets that have indefinite useful lives are not amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As of December 31, 2001, the Company had goodwill of $115.2 million less accumulated amortization of $26.7 million associated with the Specialty Chemicals segment and goodwill of $70.8 million less accumulated amortization of $16.2 million associated with the Wire and Cable segment, for a total of $143.1 million, net. There have been no changes in the carrying amount of goodwill, except for the transitional impairment charge in 2002 and the impairment charge of $0.9 million in the fourth quarter of 2003, and the impact of changes in foreign currency exchange on goodwill denominated in currencies other than U.S. dollars.

     Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. Upon completion of the transitional impairment tests, the estimated fair value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle.

Pensions and Other Postretirement Benefits

     Our pension expense in 2004 was $19.0 million, compared with $15.2 million in 2003 and $14.3 million in 2002. The 2004 increase of $3.8 million primarily was due to an increase in service costs ($2.7 million) resulting from the effect of a 50-basis point reduction in the discount rate, and lower expected return on plan assets ($2.3 million); partially offset by a decrease in special retirement benefits ($1.2 million).

     The 2003 increase of $0.9 million primarily was due to lower expected return on plan assets ($6.3 million), the effect of a 50-basis point reduction in the discount rate ($1.0 million), and an increase in recognized actuarial gain ($3.2 million); partially offset by a decrease in special retirement benefits and curtailments ($10.1 million).

     Our postretirement benefit expense in 2004 was $30.1 million, compared with $40.6 million in 2003 and $29.6 million in 2002. The 2004 decrease of $10.5 million was primarily due to a decrease in special retirement benefits and curtailments ($12.5 million); partially offset by increases in service cost ($1.0 million) primarily due to the effect of a 50-basis point reduction in the discount rate, and unrecognized net gains ($0.8 million).

     The 2003 increase of $11.0 million was primarily due to an increase in special retirement benefits and curtailments ($9.1 million) and changes in the discount rate and medical trend assumptions (approximately $2 million).

     See Critical Accounting Policies at pages 44 through 48 for a discussion on the assumptions and factors affecting pension and postretirement costs.

CHANGES IN FINANCIAL CONDITION; CAPITALIZATION

Cash and Cash Equivalents

     Cash and cash equivalents at the end of 2004 were $1,200.1 million, compared with $683.8 million at the beginning of the year. Operating activities provided $1,726.2 million of cash during the year. Cash provided by operating activities was more than sufficient to fund capital outlays ($303.6 million), a net decrease in debt ($1,107.1 million) and dividend payments on common and preferred shares ($61.0 million).

     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At December 31, 2004, approximately 43 percent of the Company’s cash was held at international locations. Should the current favorable copper price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.

($ in millions)

	2004*	2003*	2002*

Cash provided by:
Operating activities	$1,726.2	470.5	348.0
Investing activities:
Capital expenditures	(303.6)	(151.4)	(130.4)
Investments in subsidiaries**	(13.7)	49.0	(2.8)
Proceeds:
Laurel Hill sale	15.8	—	—
Playas (Hidalgo townsite) sale	4.5	—	—
Dawson Ranch sale	—	—	22.6
Viohalco sale	—	12.9	—
Other investing activities***	6.0	1.8	(29.7)
Financing activities	(947.2)	(48.8)	(244.8)

Net increase (decrease) in cash and cash equivalents	$488.0	334.0	(37.1)

*	2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

**	2004 included $13.3 million investment in Duke Energy Luna, LLC; 2003 included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with our acquisition of its one-third partnership interest in Chino.

***	2002 included $29.4 million from funding CODELCO’s share of subordinated loans provided to El Abra.

Chino Mines Company Acquisition

     On December 19, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei. Heisei informed the Company that it decided to exit the partnership because Chino was no longer a strategic fit for its business. Under the terms of the agreement, Heisei paid $114 million in cash, including approximately $64 million placed into a trust to provide a portion of the financial assurance for mine closure/close out obligations, which represents a one-third share of the current estimate by the state of New Mexico of the amount of financial assurance Chino must provide in connection with its current permits. Under the terms of the agreement, the Company assumed most ongoing liabilities; however, Heisei retained responsibility for its one-

third share of any natural resource damage claims for matters occurring prior to the date of the agreement and, in certain circumstances, adverse changes in the laws and regulations relating to reclamation.

     This acquisition was accounted for as a purchase transaction and recorded in accordance with the guidance of SFAS No. 141, “Business Combinations.” Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of the assets received (including $50 million of cash received, $0.9 million of cash acquired from Heisei, and $64 million placed into trust) exceeded the fair value of liabilities assumed resulting in negative goodwill, which was allocated to the fair value of the long-lived assets. In accordance with SFAS No. 141, the remaining excess of $68.3 million was recognized as an extraordinary gain. The extraordinary gain principally resulted from negotiating the trust payment based on certain closure assumptions, such as timing of cash flow estimates, discount rates and escalation rates used by the state of New Mexico in early 2002, which differ from assumptions Phelps Dodge used on a viable mine basis utilizing cash flows negotiated with the state in December 2003, with the applicable discount rate and escalation rate used to fair value our current AROs under SFAS No. 143. Additionally, the cash payment negotiated to cover Heisei’s one-third share of Chino’s other liabilities at the time of the agreement, was negotiated on a shut-down basis and included liabilities that would only be incurred if the Chino operations were to cease. The results of operations for Chino Mines Company have been included in the consolidated financial results beginning December 19, 2003 and for the full year 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 19, 2003:

($ in millions)
Cash and cash equivalents	$50.9
Other current assets	7.8
Trust assets	64.0

Total assets acquired	122.7

Current liabilities	10.6
Other liabilities and deferred credits	43.8

Total liabilities assumed	54.4

Extraordinary gain	$68.3

     The following pro forma information summarizes Phelps Dodge’s consolidated results of operations as if the acquisition had been completed as of the beginning of the periods presented:

($ in millions except per share data)

	2003	2002

Sales and other operating revenues	$4,168.1	3,751.7
Income (loss) before extraordinary item and cumulative effect of accounting changes	$13.8	(317.2)
Net income (loss)*	$20.7	(340.0)
Earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes
Basic and diluted – as reported	$0.06	(3.86)
Basic and diluted – pro forma	$0.00	(3.88)

Earnings (loss) per common share
Basic – as reported	$0.92	(4.13)
Basic – pro forma*	$0.08	(4.15)
Diluted – as reported	$0.91	(4.13)
Diluted – pro forma*	$0.08	(4.15)

*	The 2003 pro forma net income and earnings per common share amounts excluded the extraordinary gain of $68.3 million.

Working Capital

     During 2004, net working capital balances (excluding cash and cash equivalents and debt) increased by $72.3 million. This net increase resulted primarily from:

•	a $300.2 million increase in accounts receivable primarily due to higher copper prices (approximately $161 million), higher molybdenum sales volumes and prices (approximately $75 million), the impact of fully consolidating El Abra and Candelaria (approximately $34 million), higher Wire and Cable sales volumes (approximately $22 million) and the impact of increases in forward prices on provisionally priced copper sales (approximately $21 million); partially offset by a decrease associated with the timing of collections (approximately $10 million);

•	a $42.0 million increase in supplies primarily due to fully consolidating El Abra and Candelaria (approximately $18 million) and to support increased production associated with the ramp-up of copper operations (approximately $16 million);

•	a $15.0 million increase in prepaid expenses and other current assets primarily due to the reclassification of the current portion of long-term investments (approximately $8 million), an increase in fair value adjustments associated with hedges (approximately $5 million), the timing of major maintenance activities (approximately $3 million) at our Miami copper smelter (the cost of such activities is deferred and charged to operations during the subsequent periods benefited); and

•	a $12.4 million increase in inventories primarily due to higher purchases at Wire and Cable resulting from increased sales volumes (approximately $25 million) and the impact of fully consolidating El Abra and Candelaria (approximately $12 million); partially offset by a net decrease due to higher molybdenum sales (approximately $15 million) and higher copper sales (approximately $11 million); partially offset by

•	a $271.4 million increase in accounts payable and accrued expenses primarily due to higher cathode and concentrate purchases (approximately $103 million), timing of payments (ap-

proximately $89 million), higher accruals for employee incentive and variable compensation plans (approximately $48 million), net increases in asset retirement obligation costs (approximately $22 million) and environmental reserves (approximately $18 million), primarily resulting from the reclassification of the current portion, higher mark-to-market adjustments (approximately $16 million), higher accruals primarily for settlement of legal matters (approximately $15 million), higher Specialty Chemicals feedstock purchases (approximately $11 million), and the impact of fully consolidating El Abra and Candelaria (approximately $13 million); partially offset by pension-related contributions (approximately $85 million);

•	an $18.0 million decrease in current deferred tax assets primarily due to increases in the valuation allowance for our Brazilian wire and cable operation ($9.0 million) and in the United States primarily due to the reclassification of the current portion (approximately $9 million); and

•	an $11.7 million increase in accrued income taxes primarily due to higher foreign and federal income tax provisions (approximately $135 million); partially offset by payments, net of refunds (approximately $123 million).

Investing Activities

     Capital expenditures and investments in subsidiaries for 2004 totaled $317.3 million including $247.2 million for PDMC, $56.2 million for PDI and $13.9 million for other corporate-related activities.

     Capital expenditures and investments for 2003 totaled $102.4 million, which included a reduction of $50.0 million for cash received and $0.9 million of cash acquired from Heisei in connection with our acquisition of Heisei’s one-third share of Chino Mines Company. The total comprised $33.3 million for PDMC, $41.0 million for PDI and $28.1 million for other corporate-related activities.

     Capital expenditures and investments for 2005 are expected to be approximately $750 million to $850 million including approximately $715 million for PDMC, approximately $75 million for PDI and approximately $10 million for other corporate-related activities. Capital expenditures and investments are expected to increase primarily due to the $400 million we expect to spend on the Cerro Verde expansion project in 2005, approximately $22 million for our share of the construction costs for the Luna power plant, and approximately $10 million for expansion of our magnet wire plant in China. These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. The 2005 capital expenditures for the Cerro Verde expansion project will be funded by the cash proceeds expected to be received from the equity partners, with the remainder of the project expenditures being funded by cash reserves, project financing and operating cash flows.

Financing Activities and Liquidity

     The Company’s total debt at December 31, 2004, was $1,096.9 million, compared with $1,959.0 million at year-end 2003. The $862.1 million net decrease was primarily attributable to scheduled payments and prepayments on principal balances of senior debt (approximately $1.1 billion), net of the March 2004 issuance of $150 million in 30-year senior notes; partially offset by the recognition of debt due to the full consolidation of El Abra and Candelaria at January 1, 2004 (approximately $275 million). The Company’s ratio of debt to total capitalization was 18.3 percent at December 31, 2004, compared with 38.5 percent at December 31, 2003.

     In December 2004, the Company redeemed its 5.45 percent Greenlee County Pollution Control Bonds due June 1, 2009. These bonds had an aggregate book value of approximately $81 million and were redeemed for $82.7 million. This resulted in a 2004 special, pre-tax charge of $1.9 million ($1.6 million after-tax) for early debt extinguishment costs, including unamortized issuance costs of $0.3 million.

     In November 2004, the Company completed the full repayment of El Abra’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment resulted in the retirement of long-term debt with a book value of approximately $316 million, including the November 2004 scheduled payment. This resulted in a 2004 special, pre-tax charge of $2.8 million before minority interest ($0.9 million after-tax and net of minority interest) for early debt extinguishment costs.

     In November 2004, we retired our 6.375 percent Notes ($85.0 million), then due, in their entirety.

     In October 2004, the Company redeemed its 6.50 percent Air Quality Control Obligations due April 1, 2013. These bonds had a book value of approximately $90 million and were redeemed for $90.9 million. This resulted in a 2004 special, pre-tax charge of $0.9 million ($0.7 million after-tax) for early debt extinguishment costs.

     In June 2004, the Company completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment resulted in the retirement of long-term debt with a book value of approximately $166 million, including the June 2004 scheduled payment. This resulted in a 2004 special, pre-tax charge of $15.2 million before minority interest ($10.1 million after-tax and net of minority interest impact) primarily reflecting the unwinding of interest rate swaps.

     In March 2004, the Company completed the issuance of $150 million in 30-year senior notes pursuant to its $750 million universal shelf registration statement. The notes were issued at a coupon of 6.125 percent and sold at a price of 99.874 for a yield of 6.134 percent. The proceeds from the offering were used to redeem the Company’s 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest, resulting in a 2004 pre-tax charge of $3.9 million ($3.1 million after-tax), including purchase premiums.

     In March 2004, the Company completed tender offers for its 6.625 percent Notes due in 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 pre-tax charge of $18.5 million ($14.5 million after-tax), including purchase premiums.

     On February 27, 2004, the Company deposited with the Trustee an amount sufficient to redeem its 7.25 percent Industrial Revenue Bonds and Pollution Control Bonds (Amax Nickel Refining Company, Inc.) Series 1979, which were due in 2009. These bonds had an aggregate book value of approximately $6 million and were purchased at 100 percent of their face value, plus accrued interest.

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

     In May 2003, we unwound $375 million (notional value) of interest rate swaps that converted fixed-rate notes into floating-rate debt. The notes bore interest at 6.625 percent and 7.375 percent and matured in 2005 and 2007, respectively. The termination of the swaps resulted in capitalized gains of $34.6 million that would be amortized against interest over the remaining lives of the underlying debt. Amortization of these gains in 2003 reduced interest expense by $6.3 million.

     We estimate the 2003 and 2004 debt prepayments will reduce our 2005 pre-tax interest expense by approximately $49 million. The corporate and project debt prepayments contributed approximately $32 million and approximately $17 million, respectively, to that estimated reduction in interest expense.

     In June 2002, we issued 10 million common shares and 2 million mandatory convertible preferred shares in a block trade with J.P. Morgan. Net proceeds from this trade were approximately $592 million. The mandatory convertible preferred shares have an annual dividend of $6.75 per share, a 20 percent conversion premium (for an equivalent conversion price of $48 per common share), and will mandatorily convert into Phelps Dodge common shares on August 15, 2005. The common and mandatory convertible preferred shares were issued under the Company’s $750 million universal shelf registration statement filed with the SEC in August 2001. On July 15, 2003, the Company’s universal shelf registration filed with the SEC on July 11, 2003 (which included the remaining $150 million of availability under the previous shelf registration), became effective. Under the Registration Statement, up to $600 million (reduced from $750 million pursuant to the $150 million in 30-year senior notes issued in March 2004) of debt and equity securities may be sold from time to time in one or more offerings on terms and conditions to be determined in light of the circumstances. Authorized securities include common and preferred equity, senior debt and junior subordinated debt, share purchase contracts, share purchase units and warrants. The registration statement also provides for the issuance of trust preferred securities guaranteed by the Company.

     In July 2002, we used $511.2 million of proceeds from the June equity issuance to repurchase $480.7 million of our long-term debt on the open market. This resulted in a charge of $31.3 million ($26.6 million after-tax) for early debt extinguishment costs that included issuance costs.

     A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 20 basis points) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments, there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 67.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005. At December 31, 2004, there were $77.1 million of letters of credit issued under the new revolver. Total availability under the revolving credit at December 31, 2004, amounted to approximately $1,023 million, of which approximately $223 million could be used for additional letters of credit.

     In 2004, we terminated our commercial paper program, which was established on August 15, 1997, under a private placement agency agreement between the Company and two placement agents.

     Short-term debt was $78.8 million, all by our international operations, at December 31, 2004, compared with $50.5 million at December 31, 2003. The $28.3 million increase primarily was due to a net increase in short-term borrowing for El Abra (approximately $35 million) primarily due to the impact of full consolidation; partially offset by a net decrease in short-term borrowings at Specialty Chemicals (approximately $4 million) and Wire and Cable (approximately $3 million) primarily at South and Central American operations.

     The current portion of our long-term debt at year-end 2004 (i.e., long-term debt scheduled for payment in 2005) was $45.9 million primarily for corporate debt repayments.

     Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the quarterly dividend on its common shares in 2001. Accordingly, there were no dividends declared or paid on common shares in 2003 and 2002. On June 2, 2004, the Company reinstated quarterly dividend payments at 25 cents per common share, resulting in dividend payments of $47.5 million in 2004.

     In 2004 and 2003, the Company declared dividends of $6.75 per mandatory convertible preferred share, or $13.5 million. In 2002, the Company declared dividends of $4.5563 per mandatory convertible preferred share, or $9.1 million.

     In November 2001, the Company entered into an agreement (the Receivables Facility) whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed PD Receivables LLC (PD Receivables), a wholly owned, special purpose, bankruptcy-remote subsidiary. PD Receivables was formed for the sole purpose of buying and selling receivables generated by the Company and is consolidated with the operations of the Company. Under the Receivables Facility, the Company transfers certain of its trade receivables to PD Receivables. PD Receivables, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables, and is permitted to receive advances of up to $90.0 million (increased in December 2004 from $85 million) for the sale of such undivided interest. The agreement expired and was extended for three one-year periods, subject to mutual agreement, in December 2004.

     The transactions are accounted for as a sale of receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”. At December 31, 2004 and 2003, there was $85.0 million advanced under the Receivables Facility. On January 20, 2005, we repaid the outstanding balance on the program of $85.0 million that was advanced under the Receivables Facility. The program remains in place on an undrawn basis.

Contractual Obligations, Commercial Commitments and Other Items that May Affect Liquidity

     The following tables summarize Phelps Dodge’s contractual obligations and commercial commitments at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For a discussion of environmental and closure obligations, refer to Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations:
($ in millions)		Less Than
	Total	1 Year	1-3 Years

Short-term debt	$78.8	78.8	—
Long-term debt	1,018.1	45.9	100.6
Scheduled interest payment obligations*	1,188.0	77.1	152.6
Asset retirement obligations**	54.4	20.4	14.4
Take-or-pay contracts	523.0	210.8	184.8
Operating lease obligations	111.4	19.3	33.9
Mineral royalty obligations	21.9	1.8	3.8

Total contractual cash obligation ***	$2,995.6	454.1	490.1

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	24.6	847.0
Scheduled interest payment obligations*	139.5	818.8
Asset retirement obligations**	9.9	9.7
Take-or-pay contracts	59.4	68.0
Operating lease obligations	26.2	32.0
Mineral royalty obligations	3.8	12.5

Total contractual cash obligation ***	$263.4	1,788.0

*     Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at December 31, 2004, for variable rate debt.

**   Asset retirement obligations only included our estimated contractual cash payments associated with accelerating reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of December 31, 2004. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. Additionally, we have excluded from this table both payments for reclamation activities that have not been accelerated and payments for reclamation activities that which expected to occur after five years that are not estimable and the timing is not determinable because the majority of these cash flows are expected to occur over an extended period of time commencing near the end of the mine life.

***  This table excluded certain other obligations that we have reflected in our Consolidated Balance Sheet including: (i) estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions. For 2005, there is no minimum funding requirement for the Phelps Dodge Retirement Plan or for our U.S. pension plans for bargained employees, but we expect to provide funding of approximately $7 million for our international subsidiaries and supplemental retirement plan; and (ii) environmental obligations and contingencies for which the timing of payments is not determinable. Refer to Note 20, Contingencies, for discussion of the 2005 final payment of approximately $7 million related to the Yonkers site settlement.

     Our take-or-pay contracts primarily include contracts for electricity (approximately $178 million), contracts for petroleum-based feedstock for conversion into carbon black (approximately $129 million), transportation and port fee commitments (approximately $80 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso Refinery (approximately $53 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra and Cerro Verde (approximately $22 million), contracts for natural gas (approximately $22 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $10 million). Approximately 75 percent of our take-or-pay electricity obligations are through PDES, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total $69 million primarily for importing sulfuric acid to El Abra. Our carbon black facility in the United Kingdom has port fee commitments of $11 million over approximately 44 years.

     Office leases comprise approximately 60 percent of our operating lease commitments (excluding sublease receipts). The Company has subleased certain office space for which it expects to receive sublease payments of $3.7 million over eight years. The balance of our operating lease commitments is for vehicles, equipment and other facilities.

Commercial Commitments:
($ in millions)		Less Than
	Total	1 Year	1-3 Years

Standby letters of credit	$90.9	80.4	10.5
Corporate guarantees	350.3	—	—
Sales performance guarantees	22.8	9.8	5.1
Surety bonds	163.9	0.8	0.3
Asset pledges	26.8	—	26.8

Total commercial commitments	$654.7	91.0	42.7

		After
	4-5 Years	5 Years

Standby letters of credit	$—	—
Corporate guarantees	—	350.3
Sales performance guarantees	7.5	0.4
Surety bonds	—	162.8
Asset pledges	—	—

Total commercial commitments	$7.5	513.5

     Standby letters of credit primarily were issued in support of commitments or obligations. Approximately 38 percent related to insurance programs, 37 percent related to collateral for reclamation surety bonds, 22 percent related to environmental remediation and reclamation obligations, 2 percent were issued in support of exploration activities and 1 percent for a trade transaction. Approximately 88 percent of our standby letters of credit outstanding at December 31, 2004, will expire within one year and are expected to be renewed as necessary.

     We also have corporate performance guarantees in place for financial assurance requirements related to closure/reclamation/post-closure care costs primarily associated with our mining and refining operations. Approximately 91 percent of our corporate performance guarantees relate to our Chino and Tyrone mining operations, which were entered into during 2003 and 2004, respectively. (Refer to Note 20, Contingencies, for further discussion of the associated liabilities recorded in accordance with SFAS No. 143.)

     At December 31, 2004, Phelps Dodge had sales performance guarantees of $22.8 million primarily associated with our Wire and Cable segment’s bid and sales contracts.

     Phelps Dodge had surety bonds of $163.9 million at December 31, 2004, primarily related to reclamation and environmental performance bonds ($139.2 million) and self-insurance bonds for workers’ compensation ($23.5 million). Also, we pledged land to support a $26.8 million mortgage (expires December 1, 2006) for our 50 percent-owned joint venture, Port Carteret, which is accounted for on an equity basis.

     Generally, Phelps Dodge does not have any debt rating triggers that would accelerate the maturity dates of its debt.

     Phelps Dodge’s credit rating could adversely affect its ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such facilities. The Company’s ability to utilize third-party guarantees for reclamation financial assurance may be adversely impacted if its credit ratings were downgraded below investment grade. The Company has the ability, provided it continues to be in compliance with the covenant requirements, to draw upon its $1.1 billion revolving credit facility prior to its commitment termination on April 20, 2009. Changes in credit ratings may affect the revolving credit facility fee and the costs of borrowings under that facility, but credit ratings do not impact the availability of the facility.

Other Items that May Affect Liquidity

     On February 9, 2005, Standard and Poor’s Rating Services (S&P) raised Phelps Dodge’s senior unsecured debt rating from BBB- (positive outlook) to BBB (positive outlook). S&P also raised the Company’s commercial paper (short-term) rating from A3 to A2.

     On September 14, 2004, Fitch Ratings (Fitch) raised our senior unsecured debt rating from BBB- to BBB. Fitch also raised the Company’s commercial paper rating from F3 to F2.

     On February 12, 2004, Moody’s Investor Service raised Phelps Dodge’s senior unsecured debt rating from Baa3 (negative) to Baa3 (stable).

     New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering the future cost of reclamation. In contrast, Arizona’s Mine Land Reclamation Act permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund future reclamation costs identified in an approved reclamation plan. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.

     For New Mexico, financial assurance may be provided in several forms, including third-party performance guarantees, collateral bonds, surety bonds, letters of credit and trust funds. Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for Chino and Tyrone and expects to provide a performance guarantee for a portion of Cobre’s financial assurance. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If the Company’s debt ratings fall below investment grade, unless a different financial soundness test is met, the New Mexico mining operations that have a performance guarantee for a portion of their financial assurance would be required to supply financial assurance in another form.

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

     The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, retention requirements and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate property deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed annually by a licensed third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. (Refer to Note 20, Contingencies, for further discussion of insurance.)

     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. On August 10, 2004, the Peruvian Congress amended this law, stating that projects, in regard to which a contractual royalty has been contractually established with the Government or Governmental agency before the enactment of the law, shall abide by their contractual dispositions regarding royalties and will not be subject to the royalty payment. The issuance of the final regulations to this law occurred on November 15, 2004. However, it is not clear what, if any, effect the new royalty law will have on operations at Cerro Verde.

     In December 2004, the Chilean government proposed legislation that, if approved, would impose an additional 5 percent tax on mining revenues generated in Chile. Any potential impact on Phelps Dodge cannot be reasonably predicted at this time.

     In 2003, it was determined that it was possible that Phelps Dodge and certain of its subsidiaries might be considered to conduct business in Texas where they do not directly operate due to the activities of affiliates in that state. If that were the case, they would be obligated to pay franchise taxes they had not previously paid. Based upon our review, at the end of 2003 we accrued $8 million to provide for this potential franchise tax liability. We have determined that certain PD subsidiaries were liable for this tax and have made the appropriate payments under the state’s amnesty program.

     Health-care costs continue to escalate at 10 to 15 percent annually. This is a burden that companies like Phelps Dodge cannot sustain over the long term. Phelps Dodge has continued to implement management tools to mitigate the impact of the increasing medical trend rate; nonetheless, this medical cost trend may have an adverse impact on the Company.

     Our earnings and cash flows primarily are determined by the results of our copper mining business. Based on expected 2005 consolidated production of approximately 2.7 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in the average annual cost of copper production, causes a variation in annual operating income before taxes and adjustments for minority interests of approximately $27 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. We have taken steps intended to improve our costs and operating income. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.

     Consumption of copper is dependent on general economic conditions and expectations. Although copper consumption has improved, it is not assured that underlying drivers of consumption will be sustained in 2005. Should copper and molybdenum prices and costs approximate 2004 realizations, the Company would project earnings in 2005 of a similar magnitude to those realized in 2004. In that circumstance, 2005 cash flow from operations, existing cash balances and other sources of cash would be expected to significantly exceed current projected 2005 capital expenditures and investments, and debt payment obligations. (Refer to risk factors in Management’s Discussion and Analysis on page 41.)

     We own a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru. SPCC’s other principal shareholders are a subsidiary of Grupo Mexico, S.A. de C.V. (Grupo Mexico), with a 54.2 percent interest, and Cerro Trading Company, Inc., with a 14.2 percent interest. A total of 17.6 percent interest is publicly held.

     On October 21, 2004, SPCC announced, it had executed a merger agreement with Americas Mining Corporation (AMC), a subsidiary of Grupo Mexico, the largest shareholder of SPCC. Pursuant to the merger agreement, AMC will sell its 99.15 percent shareholding in its subsidiary Minera Mexico, S.A. de C.V. to SPCC, in return for 67.2 million shares of SPCC. Based on the information provided in SPCC’s Form 8-K filed on October 22, 2004, if this transaction is completed, we estimate Phelps Dodge’s interest in SPCC would be diluted to approximately 7.6 percent.

     On December 22, 2004, the Company entered into a letter agreement with Grupo Mexico whereby Grupo Mexico agreed to use reasonable best efforts to cause SPCC to sign a registration rights agreement that will lead to the registration of PD’s shares in SPCC. Under the proposed registration rights agreement, the Company would have the flexibility to sell its shares as part of an underwritten public offering for a period of time or, at a later time, sell its shares in the market, subject to certain restrictions to be provided in the agreement.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). We are currently considering the impact of the Act on our practice of reinvesting the earnings of our foreign subsidiaries. The Act provides an effective U.S. federal tax rate ranging from 3 percent to 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the previously mentioned dividends from certain South American operations, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings. We expect to finalize our assessment by the end of the 2005 third quarter at which time any tax impact would be recognized.

Hedging Programs

     We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The market sensitivity analyses shown in our derivative programs are calculated based on valuations provided by third parties or widely published market closing prices at year end. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS Nos. 137 and 149) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss).

Copper Fixed-Price Hedging. Some of our copper wire customers request a fixed sales price instead of the COMEX average price in the month of shipment. As a convenience to these customers, we hedge our fixed-price sales exposure in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they request. We accomplish this by entering into copper swap and futures contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price. During 2004, 2003 and 2002, we had hedge programs in place for approximately 381 million, 339 million and 369 million pounds of copper sales, respectively. All realized gains or losses from hedge transactions were substantially offset by a similar amount of loss or gain on the related customer sales contracts at maturity. At December 31, 2004, we had copper futures and swaps contracts outstanding for approximately 62 million pounds of copper sales maturing through October 2006.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our copper futures contracts to changes in copper prices. If copper prices had dropped a hypothetical 10 percent at the end of 2004, we would have had a net loss from our copper futures contracts of approximately $9.1 million. All realized losses would be substantially offset by a similar amount of gain on the related customer sales contracts.

Copper Price Protection Programs. Our copper price protection programs use copper options to hedge a portion of our expected future mine production in order to limit the effects of potential decreases in copper selling prices. During 2004, we entered into separate programs to purchase zero-cost copper collars to protect approximately 94 percent of El Abra’s expected 2005 total production and 9 percent of PDMC’s expected remaining 2005 consolidated production. Our zero-cost copper collars consist of the simultaneous purchase of a monthly put option and the sale of an annual call option (collar). At December 31, 2004, we had a total of 452 million pounds of El Abra’s expected 2005 copper sales and 198 million pounds of PDMC’s expected 2005 copper sales protected. The put option portion of our protection contracts effectively ensured an approximate minimum price per pound of $1.00 for El Abra and 94.3 cents for PDMC’s expected remaining consolidated production. The call option portion of our protection contracts establishes a ceiling or an approximate maximum price per pound of $1.38 for El Abra and $1.40 for PDMC’s expected remaining consolidated production. Our zero-cost copper collars mature through December 2005. The minimum and maximum prices are based on the average LME copper price for the protection period. We did not enter into any copper price protection contracts during 2003 or 2002.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our copper price protection contracts to changes in market prices. If market prices had increased a hypothetical 10 percent at the end of 2004, we would have had a net loss from our copper collar contracts of approximately $83.2 million (consisting of approximately $61.0 million for El Abra and approximately $22.2 million for the remaining consolidated PDMC portion). All losses on these hedge transactions would have been substantially offset by a similar gain on the underlying copper sales.

Copper COMEX-LME Arbitrage Program. A portion of our North American rod mill copper cathodes consumed to make copper products are purchased using the monthly average LME copper price. North American refined copper products are sold using the monthly average COMEX copper price in the month of shipment. As a result, domestic rod mill purchases of LME priced copper are subject to price risk between the LME and COMEX exchanges. From time to time, we may transact copper swaps to protect the COMEX-LME price differential for LME priced copper cathodes purchased for sale in the North American market. Our COMEX-LME arbitrage program began in 2004 and at December 31, 2004, we converted approximately 76 million pounds of 2005 LME-priced copper cathode purchases to a COMEX price basis for sale in the North American market through the use of copper swaps maturing through December 2005. We did not enter into any COMEX-LME copper arbitrage contracts during 2003 or 2002.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our COMEX-LME copper arbitrage contracts to changes in market prices. If the COMEX-LME arbitrage market prices had increased a hypothetical 10 percent at the end of 2004, we would have had a net loss from our contracts of approximately $0.1 million. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying copper purchases.

Metal Purchase Hedging. Our South American wire and cable operations may enter into metal (aluminum, copper and lead) swap contracts to hedge our raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of the raw material used in fixed-price cable sold to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net raw material LME price consistent with that agreed to with our customers. During 2004, 2003 and 2002, we had metal hedge programs in place for approximately 23 million, 26 million and 16 million pounds of metal sales, respectively. At December 31, 2004, we had outstanding swaps on 30 million pounds of metal purchases maturing through August 2006.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our metal swap contracts to changes in market prices. If market prices had dropped a hypothetical 10 percent at the end of 2004, we would have had a net loss from our swap contracts of approximately $2.6 million. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying metal purchases.

Gold and Silver Price Protection Program. Our 80 percent owned joint venture interest in Candelaria mining operation in Chile produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold and silver. In 2003, we entered into zero-cost gold collars and added zero-cost silver collars in 2004. The zero-cost collars allow for the simultaneous purchase of a put option and sale of a call option (collar), to protect a portion of our 2004 and 2005 precious metal selling prices. The program protects our exposure to reduced selling prices while retaining the ability to participate in some price increases.

     During 2004 and 2003, we had hedges in place to protect 108 thousand and 38 thousand ounces of gold included in copper concentrate sales, respectively. Our gold zero-cost collars consist of put and call options settling against a monthly average price. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2004, we had outstanding collar contracts in place to hedge approximately 107 thousand ounces of gold included in copper concentrate sales maturing through December 2005.

     Our silver price protection program began in 2004 and consists of a put option settling against a monthly average price and call option settling against an annual average price. At December 31, 2004, we had outstanding collar contracts in place to hedge approximately 660 thousand ounces of silver included in copper concentrate sales maturing through December 2005.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our zero-cost gold and silver collars to changes in gold and silver prices. If gold and silver prices had increased a hypothetical 10 percent at the end of 2004, we would have had a net loss of approximately $0.2 million for our gold collars and a negligible net loss for our silver collars. All realized losses from these protection programs would be substantially offset by a similar amount of gain on the related customer sales contracts.

Copper Quotational Period Swap Program. The copper content in Candelaria’s copper concentrate is sold at the monthly average LME copper price, generally from one to three months after arrival at the customer’s facility. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month of shipment average LME copper price. Our copper quotational period swap program began in 2003. During 2004 and 2003, we hedged approximately 159 million and 14 million pounds, respectively, of copper sales with a pricing month other than the month of shipment. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2004, we had outstanding copper swap contracts in place to hedge approximately 130 million pounds of copper sales maturing through April 2005. As of February 15, 2005, we completed our copper swap contracts for approximately 92 percent of Candelaria’s provisionally priced copper sales outstanding at December 31, 2004, at an average of $1.382 per pound. This program is expected to substantially alleviate the volatility that provisional priced copper sales could have on our revenues.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our copper quotational period swap contracts to changes in copper prices. If copper prices had increased a hypothetical 10 percent at the end of 2004, we would have had a net loss from our copper swap contracts of approximately $18.9 million. All realized losses would be substantially offset by a similar amount of gain on the copper sales contracts.

Diesel Fuel/Natural Gas Price Protection Program. We purchase significant quantities of diesel fuel and natural gas to operate our facilities and as inputs to the manufacturing process, electricity generation and copper refining.

     To reduce the Company’s exposure to price increases in these energy products, the Company enters into energy price protection programs for our North American and Chilean operations. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of OTM diesel fuel and natural gas call option contracts and fixed-price swaps. The OTM call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or “strike price.” OTM call options are options that have a strike price above the commodity’s market price at the time of entering into the hedge transaction. Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed commodity purchase price for delivery during a specific hedge period.

     Our diesel fuel price protection program began in North America in 2000 and expanded to our Chilean mining operations in 2003. During 2004, 2003 and 2002, we had 56 million, 31 million and 36 million gallons of diesel fuel purchases hedged, respectively. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying diesel fuel purchases. At December 31, 2004, we had outstanding diesel fuel option contracts in place to hedge approximately 16 million gallons of diesel fuel consumption maturing through March 2005.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our diesel fuel option contracts to changes in diesel fuel prices. If diesel fuel prices had dropped a hypothetical 10 percent at the end of 2004, we would have had a negligible net loss from our diesel fuel option contracts. All realized losses would be substantially offset by a similar amount of gain on the related diesel fuel purchases.

     Our natural gas price protection program, which started in 2001, had approximately 7.6 million, 6.0 million and 5.2 million decatherms of natural gas purchases hedged with natural gas options in 2004, 2003 and 2002, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying energy purchases. At December 31, 2004, we had outstanding natural gas option contracts in place to hedge approximately 1.9 million decatherms of natural gas purchases maturing through March 2005.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our natural gas option contracts to changes in natural gas prices. If natural gas prices had dropped a hypothetical 10 percent at the end of 2004, we would have had a negligible net loss from our natural gas option contracts. All realized losses would be sub-

stantially offset by a similar amount of gain on the related natural gas purchases.

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

     During 2004, 2003 and 2002, we had feedstock oil hedges in place for approximately 0.9 million, 0.9 million and 1.1 million barrels of feedstock oil purchases, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying feedstock purchases. At December 31, 2004, we did not have any outstanding feedstock oil option contracts in place.

Interest Rate Hedging. Our interest rate hedge programs consisted of both floating-to-fixed and fixed-to-floating interest rate swaps. The purpose of these hedges is to both reduce the variability in interest payments as well as protect against significant fluctuations in the fair value of our debt. In June 2004, as a result of the Company’s full prepayment of Candelaria’s senior debt, it also unwound associated floating-to-fixed interest rate swaps. At December 31, 2004, we did not have any interest rate swap programs in place.

     In May 2003, the Company terminated $375 million of fixed-to-floating interest rate swaps associated with corporate debt. We received cash proceeds of $35.9 million from the terminated swaps; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method. Also, as a result of the repurchase of debt in the third quarter of 2002, we terminated a like portion of the fixed-to-floating rate interest rate swaps ($25 million), which resulted in the recognition of a gain of $1.3 million.

Foreign Currency Hedging. As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. Our foreign currency hedges consist of forward exchange contracts to protect the functional currencies of our international subsidiaries, which included exposures to the British pound, Euro and U.S. dollar. At December 31, 2004, we had forward exchange contracts outstanding for $37 million maturing through April 2005.

     At December 31, 2004, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical negative exchange rate movement of 10 percent would have resulted in a potential loss of approximately $4.1 million. The loss would have been virtually offset by a gain on the related underlying transactions.

Environmental Matters

     Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including injuries to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

     Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge also has been advised by trustees for natural resources that the Company may be liable under CERCLA or similar state laws for injuries to natural resources caused by releases of hazardous substances.

     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $303.6 million and $317.2 million were recorded as of December 31, 2004 and 2003, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $239.5 million and $271.3 million at December 31, 2004 and 2003, respectively.

     The site that had the largest adjustments to its reserve in 2004 was the Yonkers site. In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. Pursuant to the sales agreement, the Company agreed to indemnify the buyer for certain environmental liabilities at the facility. In 2000, the owner of the property entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for both contractual and statutory indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its revised feasibility study to NYSDEC in September 2004. On November 30, 2004, NYSDEC issued a Proposed Remedial Action Plan (PRAP) for the Yonkers site. The PRAP accepted the remedy recommendation of the feasibility study, with certain modifications. On December 31, 2004, the Company and the Yonkers site owner finalized a settlement agreement that relieves the Company of financial responsibility for implementation of the NYSDEC’s remedy at the Yonkers site. Pursuant to this settlement agreement, the Company agreed to pay a portion of the future anticipated remedial costs, as well as portions of the premiums associated with cost cap and pollution legal liability insurance associated with future site remedial actions. In addition, the Company resolved the site owner’s claims of contractual and statutory indemnity for past remedial costs at the site. To address all aspects of the settlement agreement, the reserve was increased from approximately $20 million to $50 million. A partial payment of approximately $43 million was made on December 31, 2004; final payments of approximately $7 million will be made in 2005.

     Refer to Note 20, Contingencies, for additional information on significant environmental matters.

Asset Retirement Obligations

     Since adopting SFAS No. 143, effective January 1, 2003, we recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, ARCs are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s SFAS No. 143 cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire its tangible long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.

     Prior to the adoption of SFAS No. 143, the Company recognized estimated final reclamation costs over the life of active mining properties primarily on a units-of-production basis. For non-operating sites on care-and-maintenance status, we suspended accrual of mine closure costs until the site resumed production. When management determined a mine should be permanently closed, any unrecognized closure obligation was recognized.

     The following tables summarize the ARO and ARC activities for the years ended December 31:

Asset Retirement Obligations
	2004*	2003*	2002**

Balance, beginning of year	$225.3	138.6	100.6
Liability recorded upon adoption of SFAS No. 143***	—	10.4	—
Additional liabilities from fully consolidating El Abra and Candelaria	5.6	—	—
New liabilities during the period	1.8	16.8	33.1
Accretion expense	19.6	14.7	6.7
Payments	(28.9)	(1.8)	(1.8)
Revisions in estimated cash flows	51.6	46.4	—
Foreign currency translation adjustments	0.2	0.2	—

Balance, end of year	$275.2	225.3	138.6

*	Reflected accrual balances under SFAS No. 143.

**	Reflected accrual balances primarily on a units-of-production basis.

***	Amount included $7.9 million of reclassifications from environmental reserves ($6.5 million) and other liabilities ($1.4 million). Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

Asset Retirement Costs*
	2004	2003	2002

Gross balance, beginning of year	$138.9	—	—
Asset recorded upon adoption of SFAS No. 143**	—	91.5	—
Additional assets from fully consolidating El Abra and Candelaria**	3.8	—	—
New assets during the period	1.8	1.0	—
Revisions in estimated cash flows	51.6	46.4	—
Foreign currency translation adjustments	0.2	—	—

Gross balance, end of year	196.3	138.9	—
Less accumulated depreciation, depletion and amortization ***	(71.2)	(60.7)	—

Net balance, end of year	$125.1	78.2	—

*	Only required under SFAS No. 143.

**	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

***	Accumulated depreciation, depletion and amortization included $1.4 million adjustment from fully consolidating El Abra and Candelaria.

     During 2004, we revised our cash flow estimates ($43.6 million, discounted) for the Tyrone and Chino mines based on the following: (i) Tyrone’s permit revision issued on April 12, 2004, by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department that provided conditions for approval of Tyrone’s closure plan and established the financial assurance amount, (ii) updating Tyrone’s estimates for actual closure expenses incurred in 2004, and (iii) ongoing discussions with the New Mexico Environmental Department (NMED) and MMD requiring us to now perform activities substantially different in scope to fulfill certain permit requirements for the tailing and stockpile studies and the acceleration of closure expenditures associated with our current life of mine plans at both Tyrone and Chino. The fair value of the trust assets, included in other assets and deferred charges, that are legally restricted to fund a portion of our AROs was $85.3 million for Chino and Tyrone at December 31, 2004, and $64.0 million for Chino at December 31, 2003.

     We also revised our cash flow estimates at one of our Specialty Chemicals sites and at one of our non-operating sites ($4.8 million, discounted) due to accelerating reclamation activities associated with operational restructuring activities and at our Twin Buttes facility ($0.4 million, discounted) due to executing a new lease agreement that had previously expired in the 2003 fourth quarter. Additionally, we recognized an ARO at our Rotterdam facility ($2.8 million, discounted) resulting from a new estimate for closure activities pertaining to the entire site as required by the lease agreement.

     Additionally, we recognized reclamation costs of $1.8 million for new disturbance changes and $5.6 million associated with the full consolidation of El Abra and Candelaria. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)

     The impact of these changes in estimates, including the full consolidation of El Abra and Candelaria, resulted in an increase to accretion and depreciation expense of approximately $4 million for the year ended December 31, 2004.

     During 2003, we revised our cash flow estimates ($43.9 million, discounted) for the Chino and Tyrone mines based on an agreement reached in May 2003 with the NMED and MMD for the financial assurance requirements as part of the closure plans related to the operations at Chino, Cobre and Tyrone. In September 2003, this agreement was finalized with NMED and MMD. In December 2003, MMD approved Chino’s closeout plan and Phelps Dodge tentatively finalized the closure project listing and cash flow estimates for the accelerated reclamation as described in the September 2003 finalized agreement (refer to discussion below). Additionally, we revised our cash flow estimates at Twin Buttes ($2.2 million, discounted) resulting from a change in probabilities due to the property’s lease agreement expiring in the 2003 fourth quarter (although lease renewal negotiations were ongoing) and at Hidalgo ($0.3 million, discounted) associated with the Brockman Silica mine.

     Additionally, we recognized reclamation costs of $1.0 million for new disturbance changes and $15.8 million associated with our acquisition of Heisei’s one-third interest in Chino Mines Company. In connection with the transaction, we received $64 million placed in a trust that is legally restricted to provide a portion of the financial assurance for mine closure/close out obligations. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     The impact of these changes in estimates resulted in an increase to accretion and depreciation expense of approximately $4 million for the year ended December 31, 2003.

     We have estimated that our share of the total cost of AROs, including anticipated future disturbances, for the year ended December 31, 2004, aggregated approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life, however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

Significant Arizona Environmental and Reclamation Programs

      Arizona Department of Environmental Quality (ADEQ) has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. The APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP also may require mitigation and discharge reduction or elimination of some discharges. Existing facilities operating under the APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. Permits for most of these other properties and facilities will likely be issued by ADEQ during 2005. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities, and therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.

     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. ADEQ has proposed modifications to the financial assurance requirements under the APP regulations.

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

     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent.

     At December 31, 2004 and 2003, we had accrued closure costs of approximately $48 million and $43 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $105 million. If the Company’s bond ratings fall below investment grade, and if it could not meet the alternative financial strength test that is independent of debt ratings, the Arizona mining operations would be required to supply financial assurance in another form.

     Refer to Note 20, Contingencies, for additional information on significant Arizona Environmental and Reclamation Programs.

Significant New Mexico Environmental and Reclamation Programs

     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. NMED has required Chino, Tyrone, Cobre and Hidalgo to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by MMD. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

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

     The Company’s cost estimates to perform the work itself (internal costs basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation.

     At December 31, 2004 and 2003, we had accrued closure costs of approximately $162 million and $131 million, respectively, for our New Mexico operations.

     Refer to Note 20, Contingencies, for additional information on significant New Mexico Environmental and Reclamation Programs.

Significant Colorado Reclamation Program

     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, respectively, for Climax and Henderson. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. Discussions are in progress with the Colorado Division of Minerals and Geology regarding the Henderson reclamation plan and related financial assurance. At December 31, 2004 and 2003, we had accrued closure costs of approximately $20 million and $18 million, respectively, for our Colorado operations.

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

     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past few years, and many surety companies are now requiring an increased level of collateral supporting the bonds, such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

     Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2003, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation was introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

     The federal Endangered Species Act protects species listed by the U.S. Fish and Wildlife Service (FWS) as endangered or threatened, as well as designated critical habitat for those species. Some listed species and critical habitat may be found in the vicinity of our mining operations. When a federal permit is required for a mining operation, the agency issuing the permit must determine whether the activity to be permitted may affect a listed species or critical habitat. If the agency concludes that the activity may affect a listed species or critical habitat, the agency is required to consult with the FWS concerning the permit. The consultation process can result in delays in the permit process and the imposition of requirements with respect to the permitted activities as are deemed necessary to protect the listed species or critical habitat. The mine operators also may be required to take or avoid certain actions when necessary to avoid affecting a listed species.

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

     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $47 million in 2005 and approximately $42 million in 2006; approximately $45 million was spent on such programs in 2004. We also anticipate making significant capital and other expenditures beyond 2006 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material.

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

     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. Additionally, the Peruvian government approved a new reclamation law for which, as of December 31, 2004, the final regulations had not been defined or published. These potential law changes may impact our ARO estimates and financial assurance obligation estimates. As of December 31, 2004, our ARO estimates for our Chilean and Peruvian mines were based on the requirements set forth in our environmental permits. We are in the process of determining the requirements and obtaining updated ARO estimates to comply with these new laws. Any potential impact of these new laws on Phelps Dodge cannot be reasonably estimated at this time.

Other Matters

New Accounting Pronouncements

     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize in their financial statements the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. This Statement, which requires new disclosures for interim periods beginning after June 15, 2005, is effective for fiscal years ending after June 15, 2005. We have evaluated SFAS No. 123-R and determined that adoption of the Statement will not have a material impact on our financial reporting and disclosures.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.

     In December 2004, the FASB issued FASB Staff Position (FSP) No.109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based on Manufacturers by the American Job Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities. The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 6, Income Taxes, for further discussion of the impact of the Act.)

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.

     In May 2004, FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. The Company adopted this FSP for the year ended December 31, 2004. The impact of this FSP in our financial statements was immaterial.

     In April 2004, FASB issued FSP Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets.” The FSP addressed the inconsistency regarding the classification of mineral rights between SFAS Nos. 141 and 142 and the Emerging Issues Task Force (EITF) Issue No. 04-2, removing certain mineral rights as examples of intangible assets in SFAS Nos. 141 and 142. As a result, $315.7 million associated with mineral rights primarily related to our South American mining concessions was reclassified from intangible assets to property, plant and equipment, net, as of December 31, 2003. The reclassifications had no effect on total assets, total liabilities, shareholders’ equity or consolidated net income.

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003, and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We performed a review of entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. The impact of fully consolidating El Abra and Candelaria on our Consolidated Balance Sheet at December 31, 2004, was an increase in total assets of $604.6 million, total liabilities of $136.7 million and minority interests in consolidated subsidiaries of $467.9 million. There was no impact on consolidated shareholders’ equity at December 31, 2004. The impact for the year ended December 31, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $273.2 million, operating expenses of $80.9 million, operating income of $192.3 million, net interest expense of $7.0 million, pre-tax early debt extinguishment costs of $4.4 million, net miscellaneous income and expense of $(1.9) million, provision for taxes on income of $(1.9) million and minority interests in consolidated subsidiaries of $180.9 million. There was no impact on consolidated net income for the year ended December 31, 2004.

     (Refer to pages 101 through 103 for further discussion of New Accounting Pronouncements.)

CAPITAL OUTLAYS

     Capital outlays in the following table exclude capitalized interest and investments in subsidiaries.

($ in millions)
	2004*	2003*	2002*

PDMC:
Copper – United States	$168.7	58.8	68.1
Copper – South American	49.0	11.1	15.8
Primary Molybdenum	16.0	13.4	9.8

	233.7	83.3	93.7

PDI:
Specialty Chemicals	31.0	23.9	24.1
Wire and Cable	25.2	17.1	9.3

	56.2	41.0	33.4

Corporate and Other	13.7	27.1	3.3

	$303.6	151.4	130.4

*	2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

INFLATION

     The principal impact of general inflation upon our financial results has been on cost of copper production, especially supply costs, at our mining and industrial operations, and medical costs. It is important to note, however, that there is generally no correlation between the selling price of our principal product, copper, and the rate of inflation or deflation.

DIVIDENDS AND MARKET PRICE RANGES

     The principal market for our common stock is the New York Stock Exchange. At March 3, 2005, there were 16,759 holders of record of our common shares. Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the quarterly dividend on its common shares in 2001. Accordingly, there were no dividends declared or paid on common shares in 2003 and 2002. On June 2, 2004, the Company reinstated quarterly dividend payments at 25 cents per common share, resulting in dividend payments of $47.5 million in 2004.

     The Company declared dividends of $6.75 per mandatory convertible preferred share, amounting to $13.5 million in 2004 and 2003 and $4.5563 per mandatory convertible share in 2002, amounting to $9.1 million. Additional information required for this item is provided in the Quarterly Financial Data table.

     On February 2, 2005, the Company declared a quarterly dividend of 25 cents per share on common shares, which is payable on March 4, 2005, to common shareholders of record at the close of business on February 15, 2005. Additionally, on February 2, 2005, the Company declared a dividend of $1.6875 per share on the mandatory convertible preferred shares, which is payable on May 16, 2005, to mandatory convertible preferred shareholders of record at the close of business on April 1, 2005.

QUARTERLY FINANCIAL DATA

($ in millions except per common share amounts)

Quarter	First	Second	Third	Fourth

2004*
Sales and other operating revenues	$1,597.0	1,650.9	1,846.5	1,994.9
Operating income	314.8	354.7	405.2	428.9
Operating income before special items and provisions	321.6	343.2	416.3	490.0
Minority interests in consolidated subsidiaries	(63.6)	(42.0)	(43.4)	(52.8)
Net income	185.7	226.6	292.9	341.1
Earnings excluding special items (after taxes) and impact of minority interests	196.1	242.6	293.8	364.2
Basic earnings per common share	1.99	2.40	3.09	3.55
Diluted earnings per common share	1.90	2.30	2.95	3.40
Stock prices**
High	90.52	84.80	93.73	101.55
Low	70.86	59.80	69.80	80.52
Close	81.66	77.51	92.03	98.92

Quarter	First	Second	Third	Fourth

2003*
Sales and other operating revenues	$978.0	962.2	1,031.1	1,171.4
Operating income	28.7	17.2	46.8	104.9
Operating income before special items and provisions	26.8	19.3	56.2	133.3
Minority interests in consolidated subsidiaries	(2.1)	(1.9)	(1.1)	(2.6)
Income (loss) before extraordinary item and cumulative effect of accounting change	(23.4)	(15.2)	(0.3)	57.0
Net income (loss)	(15.0)	(15.2)	(0.3)	125.3
Basic and diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting change	(0.30)	(0.21)	(0.04)	0.60
Basic earnings (loss) per common share	(0.21)	(0.21)	(0.04)	1.36
Diluted earnings (loss) per share	(0.21)	(0.21)	(0.04)	1.32
Stock prices**
High	36.75	39.77	50.80	79.40
Low	30.11	30.57	37.25	47.03
Close	32.48	38.34	46.80	76.09

*	2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

**	As reported in the Wall Street Journal.

     The 2004 first quarter net income included after-tax, net special charges of $10.4 million, or 11 cents per common share, primarily related to early debt extinguishment costs, environmental provisions, the write-down of a cost-basis investment, costs associated with wire and cable restructuring programs and interest expense related to the Texas franchise tax matter. Special charges were offset by a net gain associated with the reversal of the valuation allowance for deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine.

     The 2004 second quarter net income included after-tax, net special charges of $16.0 million, or 16 cents per common share, primarily related to early debt extinguishment costs, the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation, the write-down of a cost-basis investment, environmental provisions and costs associated with wire and cable restructuring programs. Special charges were offset by a gain associated with historical legal matters.

     The 2004 third quarter net income included after-tax, net special charges of $0.9 million, or 1 cent per common share, primarily related to environmental provisions, wire and cable restructuring programs and asset impairment charges. Special charges were offset by net gains associated with environmental insurance recoveries and historical legal matters.

     The 2004 fourth quarter net income included after-tax, net special charges of $23.1 million, or 23 cents per common share, primarily related to environmental provisions, the settlement of historical legal matters, taxes on anticipated foreign dividends, wire and cable restructuring programs, asset impairment charges, early debt extinguishment costs and the write-down of a cost-basis investment. Special charges were offset by net gains associated with environmental insurance recoveries, the reversal of U.S. deferred tax asset valuation allowances and a gain on the sale of uranium royalty rights in Australia.

     The 2003 first quarter net loss included after-tax, net special gains of $9.5 million, or 11 cents per common share, primarily associated with the cumulative effect of an accounting change associated with the adoption of SFAS No. 143 and the termination of a foreign postretirement benefit plan. Special gains were offset by charges related to environmental provisions.

     The 2003 second quarter net loss included after-tax, net special gains of $4.5 million, or 5 cents per common share, primarily related to the sale of a cost-basis wire and cable investment and recoveries associated with insurance settlements on historical environmental claims. Special gains were offset by charges related to environmental provisions.

     The 2003 third quarter net loss included after-tax, net special charges of $9.0 million, or 10 cents per common share, primarily related to environmental provisions and historical Cyprus Amax matter.

     The 2003 fourth quarter net income included after-tax, net special gains of $41.7 million, or 44 cents per common share, primarily related to an extraordinary gain on our acquisition of the one-third interest in Chino Mines Company, partially offset by charges related to historical environmental claims and a potential Texas franchise tax matter.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet at December 31, 2004 and 2003, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2004, and notes thereto, beginning on page 92, together with the report thereon of PricewaterhouseCoopers LLP dated March 7, 2005, appears on page 91 of this report. The financial statement schedule that appears on page 142 should be read in conjunction with these financial statements. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 4 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.

ADDITIONAL FINANCIAL DATA

Financial statement schedule for the years ended December 31, 2004, 2003 and 2002.

II — Valuation and qualifying accounts and reserves on page 142.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Phelps Dodge Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Phelps Dodge’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Phelps Dodge’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Phelps Dodge;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Phelps Dodge’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of Phelps Dodge’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management reviewed the results of its assessment with the Audit Committee and the Board of Directors of Phelps Dodge Corporation.

     Based on our assessment and those criteria, management concluded that Phelps Dodge maintained effective internal control over financial reporting as of December 31, 2004.

     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of Phelps Dodge Corporation’s internal control over financial reporting as stated in their report which appears on page 91.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Phelps Dodge Corporation

     We have completed an integrated audit of Phelps Dodge Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1, the Company changed its method of accounting for variable interest entities effective January 1, 2004 and its method of accounting for asset retirement obligations effective January 1, 2003.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 7, 2005

Phelps Dodge Corporation
Statement of Consolidated Operations

(in millions except per share data)

	For the years ended December 31,
	2004	2003	2002
	(see Note 1)
Sales and other operating revenues	$7,089.3	4,142.7	3,722.0

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	4,781.8	3,285.1	3,120.5
Depreciation, depletion and amortization	507.1	422.6	410.2
Selling and general administrative expense	166.2	148.7	123.9
Exploration and research expense	63.1	50.7	40.3
Special items and provisions, net (see Note 3)	67.5	38.0	236.4

	5,585.7	3,945.1	3,931.3

Operating income (loss)	1,503.6	197.6	(209.3)
Interest expense	(127.1)	(145.8)	(187.0)
Capitalized interest	1.0	0.6	—
Early debt extinguishment costs (see Note 13)	(43.2)	—	(31.3)
Miscellaneous income and expense, net	54.2	19.0	2.6

Income (loss) before taxes, minority interests, equity in net earnings of affiliated companies, extraordinary item and cumulative effect of accounting changes	1,388.5	71.4	(425.0)
Benefit (provision) for taxes on income	(142.3)	(48.3)	114.9
Minority interests in consolidated subsidiaries	(201.8)	(7.7)	(7.8)
Equity in net earnings of affiliated companies	1.9	2.7	2.7

Income (loss) before extraordinary item and cumulative effect of accounting changes	1,046.3	18.1	(315.2)
Extraordinary gain on acquisition of partner’s interest in Chino, net of taxes of $0 in 2003 (see Note 2)	—	68.3	—
Cumulative effect of accounting changes (net of tax of $(1.3) and $10.1 in 2003 and 2002, respectively)	—	8.4	(22.9)

Net income (loss)	1,046.3	94.8	(338.1)
Preferred stock dividends	(13.5)	(13.5)	(9.1)

Net income (loss) applicable to common shares	$1,032.8	81.3	(347.2)

Weighted average number of common shares outstanding - basic	93.4	88.8	84.1

Basic earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$11.06	0.06	(3.86)
Extraordinary item	—	0.77	—
Cumulative effect of accounting changes	—	0.09	(0.27)

Basic earnings (loss) per common share	$11.06	0.92	(4.13)

Weighted average number of common shares outstanding - diluted *	98.9	89.4	84.1

Diluted earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes	$10.58	0.06	(3.86)
Extraordinary item	—	0.76	—
Cumulative effect of accounting changes	—	0.09	(0.27)

Diluted earnings (loss) per common share	$10.58	0.91	(4.13)

*	Diluted earnings per common share would have been anti-dilutive for the year ended December 31, 2003, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares. Diluted loss per common share would have been anti-dilutive for the year ended December 31, 2002, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares and stock option exercises.

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Balance Sheet

(in millions except per share prices)

	December 31,	December 31,
	2004	2003
	(see Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,200.1	683.8
Accounts receivable, less allowance for doubtful accounts (2004 - $17.4; 2003 - $10.1)	761.5	461.3
Mill and leach stockpiles	26.2	22.4
Inventories	392.1	379.7
Supplies	192.7	150.7
Prepaid expenses and other current assets	46.0	31.0
Deferred income taxes	43.1	61.1

Current assets	2,661.7	1,790.0
Investments and long-term receivables	120.7	150.3
Property, plant and equipment, net	5,318.9	4,962.2
Long-term mill and leach stockpiles	131.0	89.2
Deferred income taxes	61.8	7.6
Goodwill	103.5	98.4
Intangible assets, net	5.3	5.6
Other assets and deferred charges	191.2	169.6

	$8,594.1	7,272.9

Liabilities
Current liabilities:
Short-term debt	$78.8	50.5
Current portion of long-term debt	45.9	204.6
Accounts payable and accrued expenses	972.1	700.7
Dividends payable	3.4	3.4
Accrued income taxes	67.8	56.1

Current liabilities	1,168.0	1,015.3
Long-term debt	972.2	1,703.9
Deferred income taxes	448.4	410.2
Other liabilities and deferred credits	1,107.3	1,009.5

	3,695.9	4,138.9

Commitments and contingencies (see Notes 6, 18, 19 and 20)

Minority interests in consolidated subsidiaries	555.1	70.2

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 95.9 outstanding (2003 - 91.0) after deducting 9.9 shares (2003 - 17.1) held in treasury, at cost	599.5	568.5
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding	2.0	2.0
Capital in excess of par value	1,906.4	1,642.5
Retained earnings	2,239.9	1,254.6
Accumulated other comprehensive loss	(384.2)	(393.5)
Other	(20.5)	(10.3)

	4,343.1	3,063.8

	$8,594.1	7,272.9

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Statement of Cash Flows
(in millions)

	For the years ended December 31,
	2004	2003	2002
	(see Note 1)
Operating activities
Net income (loss)	$1,046.3	94.8	(338.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	507.1	422.6	410.2
Deferred income tax provision	(17.8)	0.3	(9.0)
Equity in net earnings of affiliated companies, net of dividends received	2.2	(0.2)	1.6
Special items and provisions	59.9	31.6	237.6
Early debt extinguishment costs	43.2	—	31.3
Minority interests in consolidated subsidiaries	201.8	7.7	7.8
Extraordinary gain	—	(68.3)	—
Cumulative effect of accounting changes	—	(9.7)	33.0
Changes in current assets and liabilities:
Accounts receivable	(276.2)	(76.4)	17.0
Proceeds from sale of accounts receivable	—	16.9	(11.6)
Mill and leach stockpiles	1.0	28.3	2.1
Inventories	(0.4)	29.5	46.4
Supplies	(23.6)	(0.9)	4.6
Prepaid expenses	(6.7)	(10.1)	6.2
Interest payable	(8.2)	(0.2)	(12.8)
Other accounts payable	212.1	25.7	(35.1)
Accrued income taxes	17.5	37.1	(1.5)
Other accrued expenses	(42.8)	(23.7)	19.0
Other operating, net	10.8	(34.5)	(60.7)

Net cash provided by operating activities	1,726.2	470.5	348.0

Investing activities
Capital outlays	(303.6)	(151.4)	(130.4)
Capitalized interest	(1.0)	(0.6)	—
Investment in subsidiaries and other, net of cash received and acquired	(13.7)	49.0	(2.8)
Proceeds from asset dispositions	26.9	17.8	33.3
Other investing, net	0.4	(2.5)	(40.4)

Net cash used in investing activities	(291.0)	(87.7)	(140.3)

Financing activities
Proceeds from issuance of debt	150.0	10.3	21.8
Payment of debt	(1,257.1)	(157.6)	(819.4)
Common dividends	(47.5)	—	—
Preferred dividends	(13.5)	(13.5)	(5.7)
Issuance of shares, net	291.0	80.4	593.6
Debt issue costs	(7.0)	—	—
Other financing, net	(63.1)	31.6	(35.1)

Net cash used in financing activities	(947.2)	(48.8)	(244.8)

Increase (decrease) in cash and cash equivalents	488.0	334.0	(37.1)
Increase at beginning of 2004 from consolidating El Abra and Candelaria	28.3	—	—
Cash and cash equivalents at beginning of year	683.8	349.8	386.9

Cash and cash equivalents at end of year	$1,200.1	683.8	349.8

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Statement of Shareholders’ Equity
(in millions)

							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Loss*	Other	Equity

Balance at January 1, 2002	78.7	$491.9	—	$—	$1,016.8	$1,520.5	$(292.7)	$(6.4)	$2,730.1
Stock options exercised					0.2				0.2
Restricted shares issued/cancelled, net	0.2	1.2			6.1			(4.5)	2.8
Issuance of shares	10.0	62.5	2.0	2.0	529.1				593.6
Common shares purchased					(0.1)				(0.1)
Dividends on common shares						(9.1)			(9.1)
Comprehensive income (loss):
Net loss						(338.1)			(338.1)
Other comprehensive income (loss), net of tax:
Translation adjustment							(26.7)		(26.7)
Cumulative effect of accounting change							1.1		1.1
Net loss on derivative instruments							(0.7)		(0.7)
Unrealized gains on securities							(0.2)		(0.2)
Minimum pension liability							(139.3)		(139.3)

Other comprehensive loss							(165.8)		(165.8)

Comprehensive loss									(503.9)

Balance at December 31, 2002	88.9	555.6	2.0	2.0	1,552.1	1,173.3	(458.5)	(10.9)	2,813.6
Stock options exercised	2.0	12.2			87.6				99.8
Restricted shares issued/cancelled, net	0.1	0.7			3.2			0.6	4.5
Common shares purchased					(0.4)				(0.4)
Dividends on preferred shares						(13.5)			(13.5)
Comprehensive income (loss):
Net income						94.8			94.8
Other comprehensive income (loss), net of tax:
Translation adjustment							63.0		63.0
Net gain on derivative instruments							10.7		10.7
Other investment adjustments							(0.1)		(0.1)
Unrealized loss on securities							9.0		9.0
Minimum pension liability							(17.6)		(17.6)

Other comprehensive income							65.0		65.0

Comprehensive income									159.8

Balance at December 31, 2003	91.0	568.5	2.0	2.0	1,642.5	1,254.6	(393.5)	(10.3)	3,063.8
Stock options exercised	4.7	29.6			248.8				278.4
Restricted shares issued/cancelled, net	0.2	1.5			16.8			(10.2)	8.1
Directors’ stock compensation		0.1			1.1				1.2
Common shares purchased		(0.2)			(2.8)				(3.0)
Dividends on preferred shares						(13.5)			(13.5)
Dividends on common shares						(47.5)			(47.5)
Comprehensive income (loss):
Net income						1,046.3			1,046.3
Other comprehensive income (loss), net of tax:
Translation adjustment							57.9		57.9
Net gain on derivative instruments							9.9		9.9
Other investment adjustments							0.1		0.1
Unrealized gain on securities							7.1		7.1
Minimum pension liability							(65.7)		(65.7)

Other comprehensive income							9.3		9.3

Comprehensive income									1,055.6

Balance at December 31, 2004	95.9	$599.5	2.0	$2.0	$1,906.4	$2,239.9	$(384.2)	$(20.5)	$4,343.1

*	As of December 31, 2004, this balance comprised $229.6 million of cumulative minimum pension liability adjustments, $171.8 million of cumulative translation adjustments and $0.7 million of cumulative other investment adjustments; partially offset by $16.8 million of cumulative unrealized gains on securities and $1.1 million of cumulative unrealized gains on derivative instruments.

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

     In 2003, the Company implemented Financial Accounting Standards Board’s (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) and the revised Interpretation (FIN 46-R), which provided guidance associated with variable interest entities (VIEs). With respect to entities created prior to February 1, 2003, we determined that our El Abra and Candelaria copper mining operations in Chile met the VIE criteria and that we are the primary beneficiary of these entities. Historically, the Company had accounted for its partnership interests in the 51 percent-owned El Abra and the 80 percent-owned Candelaria copper mines using the proportional consolidation method. In accordance with FIN 46-R, beginning January 1, 2004, we fully consolidated the results of operations for El Abra and Candelaria with the interests held by our minority shareholders reported as minority interests in consolidated subsidiaries in our Consolidated Balance Sheet and Statement of Consolidated Operations. (For further discussion, refer to this note under New Accounting Pronouncements – FASB Interpretation No. 46.)

     Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest and the Chino mine, located in New Mexico, in which we held a two-thirds partnership interest through December 18, 2003, and a 100 percent interest from December 19, 2003 to December 31, 2004 (refer to Note 2, Acquisitions and Divestitures, for further discussion). Interests in other majority-owned subsidiaries are reported using the full consolidation method; the consolidated financial statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “Minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.

     Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20 percent owned, and for which we do not exercise significant influence, are carried at cost.

Management’s Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper and molybdenum in ore reserves and in mill and leach stockpiles; asset impairments (including estimates of future cash flows); postemployment, postretirement and other employee benefit liabilities; bad debts; restructuring reserves; realization of deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Sale of Eligible Trade Accounts Receivable. In November 2001, the Company entered into an agreement (the Receivables Facility) whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed PD Receivables LLC (PD Receivables), a wholly owned, special purpose, bankruptcy-remote subsidiary. PD Receivables was formed for the sole purpose of buying and selling receivables generated by the Company and is consolidated with the operations of the Company. Under the Receivables Facility, the Company transfers certain of its trade receivables to PD Receivables. PD Receivables, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables, and is permitted to receive advances of up to $90.0 million (increased in December 2004 from $85 million) for the sale of such undivided interest. The agreement expired and was extended for three one-year periods, subject to mutual agreement, in December 2004.

     The transactions are accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” At December 31, 2004 and 2003, there was $85.0 million advanced under the Receivables Facility. Costs associated with the sales of receivables, primarily related to funding and service costs charged by the finance group, were $1.6 million,

$1.1 million and $2.3 million during 2004, 2003 and 2002, respectively, and are included in cost of products sold in the Statement of Consolidated Operations. On January 20, 2005, we repaid the outstanding balance on the program of $85 million that was advanced under the Receivables Facility. The program remains in place on an undrawn basis.

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

     Expected copper recovery rates are determined using small-scale laboratory tests, small- and large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type.

     Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to more than 90 percent depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take many years.

     Our processes and recovery rates are monitored continuously. We adjust our recovery rate estimates periodically as we learn more about the long-term leaching process and as the related technology changes. Estimates of copper contained in leach stockpiles are reduced as copper is recovered from the stockpile.

Work-in-process

     Work-in-process inventories at PDMC represent materials that are in the process of being converted into a salable product. Conversion processes vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates. For oxide ores and certain secondary sulfide ores, processing includes solution extraction and electrowinning and results in the production of copper cathodes. In-process material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the cost of the source material plus in-process conversion costs incurred to various points in the process, including depreciation relating to the associated process facilities.

     Work-in-process inventories at PDI represent wire and cable that is in the process of being converted into a salable product. In-process inventories are valued based on the cost of raw materials (copper, aluminum, and coating and insulating materials) plus in-process conversion costs incurred to various points in the process, including depreciation and overhead costs relating to the associated process facilities.

Finished goods

     Finished goods at PDMC include salable products (e.g., copper and molybdenum concentrates, copper anodes, copper cathodes,

copper rod, high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the cost of the source material plus applicable conversion costs, including depreciation and overhead costs relating to the associated process facilities.

     Finished goods at PDI include salable products, primarily copper and aluminum wire and cable and carbon black. Carbon black is produced instantaneously from feedstock oil (a raw material). Finished goods are valued based on the cost of the source material plus applicable conversion costs, including depreciation and overhead costs relating to the associated process facilities and packaging.

Raw materials

     Raw material at PDI includes purchased copper, aluminum, coating and insulating materials, feedstock oil, oxygen, oil additives and packaging supplies. PDMC generally supplies copper to our U.S. wire and cable business locations on a consignment basis.

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

     Our policy for repair and maintenance costs incurred in connection with periodic, planned, major maintenance activities that benefit future periods greater than 12 months at our continuously operating copper smelters and molybdenum roasters is to defer such costs when incurred and charge them to operations equally during the subsequent periods benefited. These operations require shutdowns of the entire facility to perform planned, major repair and maintenance activities on furnaces, acid plants, anode vessels, oxygen plants and other ancillary facilities. The frequency of such repair and maintenance activities is predictable and scheduled and typically ranges from 12 to 36 months depending on the facility and area involved.

Environmental Expenditures. Environmental expenditures are expensed or capitalized depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is accrued when a closure determination is made and approved by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on the specific facts and circumstances. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable. Legal costs associated with environmental remediation as defined in Statement of Position 96-1, “Environmental Remediation Liabilities,” are reserved as part of the environmental liability.

Asset Retirement Obligations. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation costs. We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegeta-

tion, water treatment and demolition. We assess the cash flow estimates and timing associated with our AROs on an annual basis, and we revise these estimates when facts and circumstances change, as necessary. Any refinements to our AROs as a result of cash flow estimates and timing revisions are recorded in the period incurred. Prior to the adoption of SFAS No. 143, we recognized our estimated mine closure costs over the life of active mining properties primarily on a units-of-production basis. For non-operating sites on care-and-maintenance status, we suspended accrual of mine closure costs until the site resumed production. When management determined a mine should be permanently closed, any unrecognized closure obligation was recognized. For acquired mining properties, the portion of the reclamation obligation that had been incurred as of the acquisition date was recognized as an obligation in the opening balance sheet on a fair value basis. In subsequent periods, the acquired closure liability was accreted on a quarterly basis, and the remaining estimated final reclamation costs for future disturbances at acquired properties were recognized primarily on a units-of-production basis over the remaining life of the mining property. (For further discussion on the impact of the adoption of SFAS No. 143, refer to this note under New Accounting Pronouncements – SFAS No. 143.)

Goodwill. Goodwill has indefinite useful lives and is not amortized but rather tested at least annually for impairment. The Company tests its goodwill annually as of December 31, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. (For further discussion, refer to this note under New Accounting Pronouncements – SFAS No. 142.)

Intangible Assets. Intangible assets include land easements and water rights primarily at our U.S. mining sites. The principal amortization method for such intangible assets is the computation of an overall unit rate that is applied to pounds of principal products sold from mine production. (For further discussion regarding the reclassification of certain intangible assets, refer to this note under New Accounting Pronouncements – FASB Staff Position Nos. FAS 141-1 and FAS 142-1.)

Impairments. We evaluate our long-term assets held for use for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill and our identifiable intangible assets are evaluated at least annually for impairment. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal. (For further discussion, refer to this note under New Accounting Pronouncements – SFAS No. 142.)

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

     Certain of our sales agreements provide for provisional pricing based on either the New York Commodity Exchange (COMEX) or London Metal Exchange (LME) (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period, generally from one to three months after arrival at the customer’s facility. The Company’s provisionally priced sales contain an embedded derivative that, because it is unrelated to the commodity sale, is required to be accounted for separately from the contract. The contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting and accordingly is marked to market through earnings each period with reference to the appropriate commodity and exchange forward curve. At December 31, 2004, we had outstanding provisionally priced sales of 268.5 million pounds.

     Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous 30 days (i.e., price quotation period is the month prior to shipment; M-1). The other sales generally have pricing that is either based on a fixed price or adjust within certain price ranges.

Shipping and Handling Fees and Costs. Amounts billed to customers for shipping and handling are classified as sales and other operating revenues. Amounts incurred for shipping and handling are included in costs of products sold.

Hedging Programs. We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur that will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We will use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. For a discussion on why we use derivative financial contracts, our year-end derivative positions and related financial results, refer to Note 21, Derivative Financial Instruments and Fair Value of Financial Instruments.

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

     Changes in the fair value of derivatives that do not qualify for hedge treatment (specifically, copper rod swap and futures contracts, copper price protection, copper COMEX-LME arbitrage, copper quotational period swap contracts, gold and silver collars and certain diesel fuel price protection programs) are recognized currently in earnings.

Stock Compensation. At December 31, 2004, the Company had five stock-based option plans, which are described more fully in Note 15, Stock Option Plans; Restricted Stock. We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to compensation cost.

	2004	2003	2002

Net income (loss) as reported	$1,046.3	94.8	(338.1)
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(5.2)	(11.2)	(13.8)

Pro forma net income (loss)	$1,041.1	83.6	(351.9)

Earnings (loss) per share
Basic – as reported	$11.06	0.92	(4.13)
Basic – pro forma	$11.01	0.79	(4.29)
Earnings (loss) per share
Diluted – as reported	$10.58	0.91	(4.13)
Diluted – pro forma	$10.54	0.79	(4.29)

Income Taxes. In addition to charging income for taxes actually paid or payable, the provision for taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for any deferred tax assets for which realization is unlikely. The effect on deferred income taxes of a change in tax rates and laws is recognized in income in the period that such changes are enacted. With the exception of amounts provided for dividends expected to be received in 2005 from certain South American operations, deferred income taxes have not been provided on the Company’s share of undistributed earnings of certain foreign subsidiaries and unconsolidated affiliates because we consider these earnings to be reinvested indefinitely. The recent enactment of the American Jobs Creation Act of 2004 (the Act) has caused us to begin the process of reevaluating this policy. The Act provides an effective U.S. federal tax rate ranging from 3 percent to 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for PD), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of PD’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the previously mentioned dividends from certain South American operations, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings. We expect to finalize our assessment by the end of the 2005 third quarter at which time any tax impact would be recognized.

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

Postretirement Benefits Other Than Pensions. We have postretirement medical and life insurance benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. Postretirement benefits vary among plans, and many plans require contributions from employees. We account for these benefits on an accrual basis. Our funding policy provides that contributions shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.

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

101

	2004	2003	2002

Basic Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$1,046.3	94.8	(338.1)
Preferred stock dividends	(13.5)	(13.5)	(9.1)

Net income (loss) applicable to common shares	1,032.8	81.3	(347.2)
Denominator:
Weighted average common shares outstanding	93.4	88.8	84.1

Basic earnings (loss) per common share	$11.06	0.92	(4.13)

Diluted Earnings (Loss) Per Share Computation
Numerator:
Net income (loss)	$1,046.3	94.8	(338.1)
Preferred stock dividends	—	(13.5)	(9.1)

Net income (loss) applicable to common shares	1,046.3	81.3	(347.2)
Denominator:
Weighted average common shares outstanding	93.4	88.8	84.1
Weighted average employee stock options*	0.9	0.4	—
Weighted average restricted stock issued to employees	0.4	0.2	—
Weighted average of mandatory convertible preferred shares	4.2	—	—

Total weighted average common shares outstanding	98.9	89.4	84.1

Diluted earnings (loss) per common share**	$10.58	0.91	(4.13)

*	Additional common shares of 0.3 million in 2002 were anti-dilutive.

**	If the conversion of mandatory convertible preferred shares to common shares of 4.7 million shares and 2.8 million shares for the years ended December 31, 2003 and 2002, respectively, were reflected, diluted earnings (loss) per common share of $1.01 and $(3.88), respectively, would have been anti-dilutive.

     Stock options excluded from the computation of diluted earnings per share because option exercise prices exceeded the per share market value of our common stock were as follows:

	2004	2003	2002

Outstanding options	0.1	6.3	8.9
Average option exercise price	$76.44	61.27	56.67

     New Accounting Pronouncements. In January 2003, FASB issued FIN 46 and in December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for VIEs. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a variable interest entity and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003, and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We performed a review of entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. The impact of fully consolidating El Abra and Candelaria on our Consolidated Balance Sheet at December 31, 2004, was an increase in total assets of $604.6 million, total liabilities of $136.7 million and minority interests in consolidated subsidiaries of $467.9 million. There was no impact on consolidated shareholders’ equity at December 31, 2004. The impact for the year ended December 31, 2004, on our Statement of Consolidated Operations comprised increases (decreases) in sales and other operating revenues of $273.2 million, operating expenses of $80.9 million, operating income of $192.3 million, net interest expense of $7.0 million, pre-tax early debt extinguishment costs of $4.4 million, net miscellaneous income and expense of $(1.9) million, provision for taxes on income of $(1.9) million and minority interests in consolidated subsidiaries of $180.9 million. There was no impact on consolidated net income for the year ended December 31, 2004.

     In April 2004, FASB issued FASB Staff Position (FSP) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets.” The FSP addressed the inconsistency regarding the classification of mineral rights between SFAS Nos. 141 and 142 and the Emerging Issues Task Force (EITF) Issue No. 04-2, removing certain mineral rights as examples of intangible assets in SFAS Nos. 141 and 142. As a result, $315.7 million associated with mineral rights primarily relating to our South American mining concessions was reclassified from intangible assets to property, plant and equipment, net, as of December 31, 2003. The reclassifications had no effect on total assets, total liabilities, shareholders’ equity or consolidated net income.

     In May 2004, FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. The Company adopted this FSP for the year ended December 31, 2004. The impact of this FSP in our financial statements was immaterial.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.

     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize in their financial statements the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. This Statement, which requires new disclosures for interim periods beginning after June 15, 2005, is effective for fiscal years ending after June 15, 2005. We have evaluated SFAS No. 123-R and determined that adoption of the Statement will not have a material impact on our financial reporting and disclosures.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.

     In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities. The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 6, Income Taxes, for further discussion related to the impact of the Act.)

     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, asset retirement obligations are recognized when incurred and displayed as liabilities, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Upon adoption, we recorded an increase to our closure and reclamation reserve of $2.5 million, net, an increase in our mining properties’ assets of $12.2 million and a cumulative effect gain of $8.4 million, net of deferred income taxes. For the year ended December 31, 2003, the effect of adopting SFAS No. 143 increased income before extraordinary item and cumulative effect of accounting changes by approximately $15.9 million, or 18 cents per basic and diluted common share.

     The following table summarizes the balance sheet impact associated with the adoption of SFAS No. 143:

		SFAS		January 1,
		No. 143		2003
	December 31,	Adoption		After
	2002	Impact		Adoption

Mining properties	$1,337.9	67.4	*	1,405.3
Mining properties –
accumulated depreciation	(122.4)	(55.2)		(177.6)

Net mining properties assets	$1,215.5	12.2		1,227.7

Asset retirement obligations	$138.6	10.4	**	149.0

*	Amount included $91.5 million of additions related to recording asset retirement costs, offset by $24.1 million to reduce amounts recognized as ore reserves in purchase accounting.

**	Amount consisted of $2.5 million of liabilities recognized at adoption and $7.9 million of reclassifications related to closure obligations from other liabilities at adoption.

     The pro forma effects of the application of SFAS No. 143 as if this Statement had been adopted on January 1, 2002, are presented below:

	2003	2002
Income (loss) before extraordinary item and cumulative effect of accounting changes as reported	$18.1	(315.2)
Reduced cost of products sold, net of tax	—	25.7
Additional depreciation expense, net of tax benefit	—	(1.9)

Pro forma income (loss) before extraordinary item and cumulative effect of accounting changes	$18.1	(291.4)

Earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes:
Basic and diluted – as reported	$0.06	(3.86)
Basic and diluted – pro forma	$0.06	(3.57)

Net income (loss) as reported	$94.8	(338.1)
Pro forma net income (loss)	$86.4	(314.3)

Earnings (loss) per common share:
Basic – as reported	$0.92	(4.13)
Basic – pro forma	$0.83	(3.84)
Diluted – as reported	$0.91	(4.13)
Diluted – pro forma	$0.82	(3.84)

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

     Under the transitional provisions of SFAS No. 142, we identified and evaluated our reporting units for goodwill impairment using a present value technique with industry average multiples and third-party valuations used as a benchmark. Upon completion of the transitional impairment tests, the estimated fair value of three of the Company’s international wire and cable reporting units was determined to be less than the related carrying amount. The resulting impairment loss recognized upon adoption of SFAS No. 142 was $33.0 million, pre-tax ($22.9 million, after-tax), and has been recognized as a cumulative effect of a change in accounting principle.

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

     This acquisition was accounted for as a purchase transaction and recorded in accordance with the guidance of SFAS No. 141, “Business Combinations.” Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of the assets received (including $50 million of cash received, $0.9 million of cash acquired from Heisei, and $64 million placed into trust) exceeded the fair value of liabilities assumed resulting in negative goodwill, which was allocated to the fair value of the long-lived assets. In accordance with SFAS No. 141, the remaining excess of $68.3 million was recognized as an extraordinary gain. The extraordinary gain principally resulted from negotiating the trust payment based on certain closure assumptions, such as timing of cash flow estimates, discount rates and escalation rates used by the state of New Mexico in early 2002, which differ from assumptions Phelps Dodge used on a viable mine basis utilizing cash flows negotiated with the state in December 2003, with the applicable discount rate and escalation rate used to fair value our current asset retirement obligations under SFAS No. 143. Additionally, the cash payment negotiated to cover Heisei’s one-third share of Chino’s other liabilities at the time of the agreement, was negotiated on a shut-down basis and included liabilities that would only be incurred if the Chino operations were to cease. The results of operations for Chino Mines Company have been included in the consolidated financial results for the period beginning December 19, 2003 and for the full year 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 19, 2003:

Cash and cash equivalents	$50.9
Other current assets	7.8
Trust assets	64.0

Total assets acquired	122.7

Current liabilities	10.6
Other liabilities and deferred credits	43.8

Total liabilities assumed	54.4

Extraordinary gain	$68.3

     The following pro forma information summarizes Phelps Dodge’s consolidated results of operations as if the acquisition had been completed as of the beginning of the periods presented:

	2002	2003

Sales and other operating revenues	$4,168.1	3,751.7
Income (loss) before extraordinary item and cumulative effect of accounting changes	$13.8	(317.2)
Net income (loss)*	$20.7	(340.0)
Earnings (loss) per common share before extraordinary item and cumulative effect of accounting changes:
Basic and diluted – as reported	$0.06	(3.86)
Basic and diluted – pro forma	$0.00	(3.88)
Earnings (loss) per common share:
Basic – as reported	$0.92	(4.13)
Basic – pro forma*	$0.08	(4.15)
Diluted – as reported	$0.91	(4.13)
Diluted – pro forma*	$0.08	(4.15)

*	The 2003 pro forma net income and earnings per common share amounts excluded the extraordinary gain of $68.3 million.

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

3. Special Items and Provisions

     Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including provision for a valuation allowance, if warranted. (All references to per share earnings or losses are based on diluted earnings per share.)

Note: Supplemental Data

     The following table summarizes special items and provisions for the year ended December 31, 2004:

			$/Share
Statement of Consolidated Operations Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:*
PDMC –
Environmental provisions, net	$(16.8)	(12.7)	(0.13)
Environmental insurance recoveries, net	9.1	7.3	0.07
Hidalgo asset impairment	(1.1)	(0.9)	(0.01)
Historical legal matters	(2.5)	(2.0)	(0.02)

	(11.3)	(8.3)	(0.09)

PDI –
Environmental provisions, net	(0.3)	(0.2)	—
Restructuring programs	(10.5)	(7.6)	(0.08)
Asset impairment charges	(6.5)	(5.0)	(0.05)

	(17.3)	(12.8)	(0.13)

Corporate and Other –
Environmental provisions, net	(41.8)	(31.8)	(0.32)
Environmental insurance recoveries, net	0.2	0.1	—
Historical legal matters	2.7	(0.5)	—

	(38.9)	(32.2)	(0.32)

	(67.5)	(53.3)	(0.54)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(43.2)	(34.3)	(0.35)

Miscellaneous income and expense, net:
Sale of miscellaneous asset	10.1	10.1	0.10
Cost-basis investment write-downs	(11.1)	(9.9)	(0.10)
Historical legal matter	9.5	7.2	0.07

	8.5	7.4	0.07

Benefit (provision) for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
Reversal of U.S. deferred tax asset valuation allowance	—	30.0	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)
Foreign dividend tax	—	(9.6)	(0.10)

	—	42.2	0.43

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.03
El Abra early debt extinguishment costs	—	0.9	0.01

	—	(11.7)	(0.11)

	$(103.1)	(50.4)	(0.51)

*	Refer to Note 22, Business Segment Data, for special items and provisions by segment.

     A net charge for environmental provisions of $58.9 million ($44.7 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 20, Contingencies, for further discussion of environmental matters.)

     In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action resulted in the closure of the manufacturing plant in El Paso, Texas, which ceased operations during the 2004 fourth quarter and affected approximately 100 employees. Our magnet wire customers are moving their operations to China, Mexico and other offshore locations, leaving us with excess capacity in our North American plants. To remain competitive as a global provider of magnet wire, it is critical that we operate close to our customer base. Production capacity began transferring to our other North American locations in the 2004 first quarter. We recognized a charge of $7.2 million ($4.9 million after-tax) in 2004 and expect approximately $10 million (before taxes) in total to be incurred in connection with this restructuring program, which is projected to be completed in 2005.

     In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its product at its Lugde, Germany, facility that will primarily serve European and Middle Eastern customers. This action resulted in the closure of the PD Austria facility, which ceased operations during the 2004 fourth quarter in order to reduce costs, as well as to better position the Magnet Wire division. In 2004, we recognized a charge of $3.3 million ($2.7 million after-tax), which included severance-related, plant removal and dismantling expenses and take-or-pay contracts ($2.2 million before taxes and $1.8 million after-taxes). We do not expect to incur any other material charges in connection with this restructuring program, which is projected to be completed in the first half of 2005.

     In the 2004 second quarter, $0.6 million ($0.5 million after-tax) was recognized for asset impairment at our Hopkinsville, Kentucky, magnet wire facility, which resulted from continued depressed market conditions. The amount of the asset impairment was determined through an assessment of fair market value, as determined by an independent appraisal.

     In the 2004 third quarter, $1.1 million ($0.9 million after-tax) was recognized for asset impairment at our Hidalgo facility. This action resulted from the anticipated sale of the Hidalgo townsite. The amount of Hidalgo’s asset impairment was determined through the assessment of fair market value, as determined by independent appraisals.

     In the 2004 fourth quarter, due to continued excess capacity in the North American market, we recognized a charge of $5.9 million ($4.5 million after-tax) for asset impairment at our Specialty Chemicals’ El Dorado, Arkansas, facility. The amount of the asset impairment was determined through a fair market value based on an assessment of discounted projected cash flows.

     Net insurance recoveries of $9.3 million ($7.4 million after-tax) were received in 2004 from settlements reached with several insurance companies on historical environmental liability claims.

     Net gains of $9.7 million ($4.7 million after-tax) were recognized in connection with the settlement of historical legal matters.

     In the 2004 first quarter, we recognized a charge of $0.9 million ($0.7 million after-tax) associated with interest for a Texas franchise tax matter.

     A $43.2 million charge ($34.3 million after-tax) was recognized for early debt extinguishment costs. (Refer to Note 13, Debt and Other Financing, for further discussion.)

     An $11.1 million charge ($9.9 million after-tax) was recognized for the write-down of two cost-basis investments.

     A $10.1 million gain (before and after taxes) was recognized for the sale of a miscellaneous asset associated with uranium royalty rights in Australia.

     In 2004, a tax benefit of $30.8 million was recognized for the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine. Also, a tax benefit of $30.0 million was recognized for the reversal of the valuation allowance associated with U.S. deferred tax assets that are expected to be realized after 2004 in the United States. Additionally in 2004, tax expense of $9.0 million was recognized for a valuation allowance for deferred tax assets at our Brazilian wire and cable operation. (Refer to Note 6, Income Taxes, for further discussion.)

     The Company does not provide deferred income taxes on the undistributed earnings of certain foreign subsidiaries as such earnings are considered to be indefinitely reinvested. However, in the 2004 fourth quarter, a tax expense of $9.6 million was recognized for U.S. and foreign taxes expected to be incurred with respect to dividends anticipated to be received from certain South American operations in 2005.

     Minority interests in consolidated subsidiaries reflected a charge of $15.1 million associated with the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine and gains of $3.4 million associated with the early debt extinguishment costs at our 80 percent-owned Candelaria copper mine and our 51 percent-owned El Abra copper mine.

     The following table presents a roll-forward of the liabilities incurred in connection with the 2004 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet:

	2004
	Provision*	Additions	Payments	12/31/04

PDI –
Wire and Cable
Employee severance	$1.3	—	(0.1)	1.2
Plant removal and dismantling**	7.4	—	(7.0)	0.4
Take-or-pay contracts	0.7	—	—	0.7

	$9.4	—	(7.1)	2.3

*	Provision excluded $1.1 million of charges for the finalization of a currency translation adjustment and miscellaneous sale of equipment.

**	Costs were charged to expense as incurred.

     The following table summarizes special items and provisions for the year ended December 31, 2003:

			$/Share
Statement of Consolidated Operations Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:*
PDMC –
Environmental provisions, net	$(5.5)	(5.2)	(0.06)

PDI –
Environmental provisions, net	0.9	0.9	0.01
Goodwill impairment charge	(0.9)	(0.9)	(0.01)
Asset impairment charges	(1.7)	(1.7)	(0.02)
Reassessment of prior restructuring programs	0.2	0.2	—
Termination of foreign postretirement benefit plan	3.2	2.4	0.03

	1.7	0.9	0.01

Corporate and Other –
Environmental provisions, net	(23.8)	(22.7)	(0.25)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historical Cyprus Amax legal matters	(2.9)	(2.9)	(0.03)
Potential Texas franchise tax matter	(8.0)	(8.0)	(0.09)

	(34.2)	(33.1)	(0.36)

	(38.0)	(37.4)	(0.41)

Miscellaneous income and expense, net:
Gain on sale of cost-basis investment	6.4	6.4	0.07

Benefit (provision) for taxes on income:
Tax benefit for additional 2001 net operating loss carryback	—	1.0	0.01

Extraordinary gain on acquisition of partner’s one-third interest in Chino Mines Company	68.3	68.3	0.76

Cumulative effect of accounting change	9.7	8.4	0.09

	$46.4	46.7	0.52

*	Refer to Note 22, Business Segment Data, for special items and provisions by segment.

     A net charge for environmental provisions of $28.4 million ($27.0 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 20, Contingencies, for further discussion of environmental matters.)

     In the 2003 fourth quarter, we determined that due to continuing reduced market conditions in North America for magnet wire and high performance conductor, the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in further impairment charges of $1.3 million related to these assets. The amount of the additional asset impairment was determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. No additional severance related charges were required. Additionally, a further write-down of $0.4 million was recognized to reduce the carrying value of the assets of our Hopkinsville, Kentucky, facility closed in 2000. This adjustment reflected our current view of the fair value of these assets. We also performed an impairment test on goodwill at our magnet wire and high performance conductor facilities through a comparison of the carrying value to the respective fair value (using an estimate of discounted cash flows) and determined that a $0.9 million charge was required to write-off Magnet Wire’s remaining goodwill balance. Also during the quarter, we recorded a $0.2 million gain (before and after taxes) for the reassessment of termination benefits associated with the September 2002 restructuring program.

     A gain of $3.2 million ($2.4 million after-tax) was recognized from the termination of a foreign postretirement benefit plan associated with our Specialty Chemicals segment.

     Net insurance recoveries of $0.5 million (before and after taxes) were received in 2003 from settlements reached with several insurance companies on historical environmental liability claims.

     A charge of $2.9 million (before and after taxes) was recognized for historical Cyprus Amax Minerals Company (Cyprus Amax) legal matters. The Company acquired Cyprus Amax in October 1999.

     In the 2003 fourth quarter, a charge of $8.0 million (before and after taxes) was recognized for a potential Texas franchise tax matter. (Refer to Note 20, Contingencies, for further discussion.)

     A $6.4 million gain (before and after taxes) was recognized for the sale of a wire and cable cost-basis investment.

     In the 2003 fourth quarter, we determined that an additional $1.0 million income tax benefit could be recognized for a net operating loss carryback for 2001 resulting from 2002 U.S. tax legislation. (Refer to Note 6, Income Taxes, for further discussion.)

     An extraordinary gain of $68.3 million (before and after taxes) was recognized for our acquisition of Heisei’s one-third share in Chino Mines Company, located in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     A $9.7 million gain ($8.4 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 143. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements for further discussion.)

     The following table summarizes special items and provisions for the year ended December 31, 2002:

Statement of Consolidated			$/Share
Operations Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:*
PDMC –
December 2002 impairments and provisions:
Asset impairment charges	$(146.5)	(146.5)	(1.74)
Accrued closure costs	(7.0)	(7.0)	(0.08)
Environmental provisions, net	(1.6)	(1.6)	(0.02)
October 2001 restructuring:
Reassessment of employee activities and take-or-pay contracts	5.1	5.1	0.06
Additional retirement benefits	(6.4)	(6.4)	(0.08)
Environmental insurance recoveries, net	16.9	14.3	0.17
Sale of non-core real estate	22.6	22.6	0.27

	(116.9)	(119.5)	(1.42)

PDI –
September 2002 restructuring programs	(23.6)	(23.0)	(0.27)
Environmental provisions, net	0.3	0.3	—
Reassessment of prior restructuring programs	1.3	1.3	0.02

	(22.0)	(21.4)	(0.25)

Corporate and Other –
Environmental provisions, net	(12.7)	(12.7)	(0.15)
Environmental insurance recoveries, net	17.4	14.8	0.18
Historical Cyprus Amax lawsuit settlements	(54.7)	(53.0)	(0.63)
Historical Cyprus Amax arbitration award	(46.5)	(45.0)	(0.54)
Legal settlement	(1.0)	(1.0)	(0.01)

	(97.5)	(96.9)	(1.15)

	(236.4)	(237.8)	(2.82)

Early debt extinguishment costs	(31.3)	(26.6)	(0.32)

Miscellaneous income and expense, net:
Cost-basis investment write-offs	(1.2)	(1.2)	(0.01)

Benefit (provision) for taxes on income:
Release of taxes provided with regard to Plateau Mining	—	13.0	0.15
Tax benefit for 2001 net operating loss carryback	—	66.6	0.79

	—	79.6	0.94

Cumulative effect of accounting change	(33.0)	(22.9)	(0.27)

	$(301.9)	(208.9)	(2.48)

*	Refer to Note 22, Business Segment Data, for special items and provisions by segment.

     In December 2002, PDMC recorded special, pre-tax charges for asset impairments and closure provisions of $153.5 million (before and after taxes) at Cobre, Hidalgo and Ajo. The Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). We took this action after revising mine plans and assessing recoverability. The revised mine plans and associated cash flows used a copper price lower than the prior-year assumption, reflecting moving average historical copper prices representing full economic and pricing cycles. The amount of Cobre’s impairment was determined through an assessment of the discounted cash flows of the remaining ore reserves. The Hidalgo impairment included a $12.9 million write-down (before and after taxes) of assets. As a result of the Company’s ability to use acid more efficiently and an updated assessment of PDMC’s long-term acid production and consumption balance, the Company determined (i) that Hidalgo probably would not be reconfigured to produce acid as originally anticipated and (ii) the net book value of Hidalgo assets probably would not be recovered. At the time of the impairment, it was determined that the power facilities would continue to generate electricity when needed, and the facility would continue to be a backup source of acid if conditions warranted. The remaining Hidalgo assets were written down to their estimated fair value. The Company also recognized a $7.0 million charge (before and after taxes) for the estimated remaining cost of its closure obligation at Hidalgo. Phelps Dodge has reclassified material previously characterized as reserves at Ajo to mineralized material and, as a result, recognized an impairment charge to write down Ajo’s assets by $18.1 million (before and after taxes). This action resulted from updating mine plans at this prospective development property. The amount of Ajo’s impairment was determined through an assessment of the fair value of its assets.

     On September 10, 2002, we announced the temporary closure of two U.S. wire and cable plants and other actions to improve efficiencies and consolidate certain wire and cable operations. These temporary closures and internal changes reduced our costs and aligned our business with current market conditions. The actions included: (i) the temporary closure of the Laurinburg, North Carolina, magnet wire plant at the end of 2002, with production being shifted to the El Paso, Texas, and Fort Wayne, Indiana, facilities; (ii) the temporary closure of the West Caldwell, New Jersey, high performance conductor facility pending recovery of markets served by this location, with production of certain products relocated to our Inman, South Carolina, facility; (iii) operational and production support at other high performance conductor facilities being streamlined in order to reduce costs and increase operating efficiencies; and (iv) the restructuring and consolidation of certain administrative functions. These actions resulted in special, pre-tax charges of $23.6 million ($23.0 million after-tax). Of these amounts, $16.9 million (before and after taxes) was recognized as asset impairments and $6.7 million ($6.1 million after-tax) was recognized for severance-related and relocation expenses associated with the restructuring and temporary closures. The amount of the asset impairment was determined through an assessment of fair market value, which was based on independent appraisals, of the existing assets at the wire and cable plants. The restructuring plan included the reduction of approximately 300 positions and charges associated with employee severance and relocation ($3.9 million) and pension and other postretirement obligations ($2.8 million).

     A net charge for environmental provisions of $14.0 million (before and after taxes) was recognized in 2002 for closed facilities and closed portions of operating facilities. (Refer to Note 20, Contingencies, for further discussion of environmental matters.)

     The net effect of the reassessment of prior restructuring programs was zero (before and after taxes) for 2002. PDMC recorded a $5.1 million gain (before and after taxes) for the reassessment of October 2001 restructuring programs and a $6.4 million charge (before and after taxes) for additional pension-related benefits for employees at our Chino, Miami, Sierrita and Bagdad operations because these operations will remain curtailed beyond one year from their January 2002 curtailment. PDI recorded a $1.3 million gain (before and after taxes) for the reassessment of prior restructuring programs associated with its Specialty Chemicals segment ($0.5 million before and after taxes) and its Wire and Cable segment ($0.8 million before and after taxes).

     A gain of $22.6 million (before and after taxes) was recognized for the sale of the Dawson Ranch property in New Mexico. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     Net 2002 insurance recoveries of $34.3 million ($29.1 million after-tax) were received from settlements reached with several insurance companies on historical environmental liability claims.

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

     A $1.2 million charge (before and after taxes) was recognized for the write-off of two cost-basis investments.

     A $31.3 million charge ($26.6 million after-tax) was recognized for early debt extinguishment costs. (Refer to Note 13, Debt and Other Financing, for further discussion.)

     A $33.0 million charge ($22.9 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of SFAS No. 142. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements for further discussion.)

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

PDI –
Wire and Cable
Employee severance	$1.3	(0.2)	(1.1)	—

     A reassessment of $0.2 million for employee termination benefits at PDI’s Wire and Cable segment was made because subsequently it was determined that these termination benefits were not necessary as all the benefits have been paid.

     The following tables present a roll-forward of the liabilities incurred in connection with the 2001 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet as of December 31, 2004:

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDMC –
U.S. Mines
Morenci
Employee severance	$0.3	0.1	(0.3)	0.1

Bagdad
Employee severance	1.5	(0.5)	(1.0)	—
Mothballing/take-or-pay contracts	3.1	(0.8)	(2.1)	0.2

	4.6	(1.3)	(3.1)	0.2

Sierrita
Employee severance	2.0	(0.6)	(1.4)	—

Miami/Bisbee
Employee severance	1.8	(0.5)	(1.3)	—
Mothballing/take-or-pay contracts	1.0	(0.4)	(0.5)	0.1

	2.8	(0.9)	(1.8)	0.1

Chino/Cobre
Employee severance	1.2	(0.7)	(0.4)	0.1
Mothballing/take-or-pay contracts	0.2	(0.1)	(0.1)	—

	1.4	(0.8)	(0.5)	0.1

Tyrone
Employee severance	0.2	—	(0.2)	—

	11.3	(3.5)	(7.3)	0.5

Manufacturing
Employee severance	1.4	(0.2)	(1.1)	0.1
Mothballing/take-or-pay contracts	4.1	(1.2)	(2.9)	—

	5.5	(1.4)	(4.0)	0.1

Primary Molybdenum
Employee severance	0.1	—	(0.1)	—

Other
Employee severance	0.8	(0.2)	(0.6)	—

	17.7	(5.1)	(12.0)	0.6

PDI –
Specialty Chemicals
Disposal and dismantling	0.5	(0.4)	(0.1)	—
Employee severance	0.8	(0.1)	(0.7)	—

	1.3	(0.5)	(0.8)	—

	$19.0	(5.6)	(12.8)	0.6

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

		Reassess-
	12/31/02	ments	Payments	12/31/03

PDMC –
U.S. Mines
Morenci
Employee severance	$0.1	—	(0.1)	—

Bagdad
Mothballing/take-or-pay contracts	0.2	—	(0.2)	—

Miami/Bisbee
Mothballing/take-or-pay contracts	0.1	—	(0.1)	—

Chino/Cobre
Employee severance	0.1	—	(0.1)	—

	0.5	—	(0.5)	—

Manufacturing
Employee severance	0.1	—	(0.1)	—

	$0.6	—	(0.6)	—

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

		Reassess-
	12/31/02	ments	Payments	12/31/03

PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	—	0.5

		Reassess-
	12/31/03	ments	Payments	12/31/04

PDI –
Wire and Cable
Plant removal and dismantling	$0.5	—	(0.1)	0.4

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

     The following tables present a roll-forward from December 31, 1999, of the liabilities incurred in connection with the June 1999 restructuring program, which were reflected as current liabilities in our Consolidated Balance Sheet:

		Reassess-
	12/31/01	ments	Payments	12/31/02

PDMC –
Other
Employee severance	$0.2	(0.1)	(0.1)	—
Mothballing/take-or-pay contracts	1.4	—	(0.8)	0.6

	1.6	(0.1)	(0.9)	0.6

PDI –
Specialty Chemicals
Disposal and dismantling	0.3	(0.3)	—	—
Environmental	0.6	(0.6)	—	—

	0.9	(0.9)	—	—

Wire and Cable
Take-or-pay contracts	1.1	(0.1)	—	1.0
Plant removal and dismantling	0.2	(0.2)	—	—

	1.3	(0.3)	—	1.0

	2.2	(1.2)	—	1.0

	$3.8	(1.3)	(0.9)	1.6

     PDMC’s Other reassessment included a $0.1 million reclassification to long-term liabilities related to pension and other postretirement benefits.

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

		Reassess-
	12/31/02	ments	Payments	12/31/03

PDMC –
Other
Mothballing/take-or-pay contracts	$0.6	—	—	0.6

PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	—	1.0

	$1.6	—	—	1.6

		Reassess-
	12/31/03	ments	Payments	12/31/04

PDMC –
Other
Mothballing/take-or-pay contracts	$0.6	(0.5)	(0.1)	—

PDI –
Wire and Cable
Take-or-pay contracts	1.0	—	(1.0)	—

	$1.6	(0.5)	(1.1)	—

     PDMC’s Other reassessment was due to a 2004 third quarter impairment analysis for the Hidalgo facility as a result of the sale in the fourth quarter of 2004 of the Hidalgo townsite. This action resulted in the reassessment of $0.5 million for mothballing/take-or-pay contracts at Hidalgo.

4. Investments and Long-Term Receivables

     Investments and long-term receivables at December 31 were as follows:

	2004	2003

Equity basis:
International wire and cable manufacturers	$5.9	5.9
Port Carteret (50%)	19.7	20.7
Duke Energy Luna, LLC (33%)*	13.3	—
Other	5.8	6.4
Cost basis and notes receivable:
Southern Peru Copper Corporation (14%)	13.2	13.2
Long-term bond investments**	25.0	33.7
Other investments	26.6	27.8
Notes receivable and other***	11.2	42.6

	$120.7	150.3

*	In late 2004, PD purchased a one-third interest in a partially constructed power plant in New Mexico.

**	$12.4 million of long-term bond investments has been used to secure a letter of credit at December 31, 2004.

***	2003 included $32.8 million (including $3.4 million of interest receivable) due from the unconsolidated share of El Abra for funding CODELCO’s 49 percent share of El Abra subordinated loans. Due to the adoption of FIN 46 as of January 1, 2004, PD fully consolidated our 51 percent-owned interest in El Abra, which historically was based on the proportional consolidation method. Therefore, the subordinated loans are now fully eliminated.

     Equity earnings (losses) were as follows (in millions): 2004 - $1.9; 2003 - $2.7; 2002 - $2.7.

     Dividends from equity basis investments received were as follows (in millions): 2004 - $4.1; 2003 - $2.5; 2002 - $4.3.

     Our retained earnings include undistributed earnings of equity basis investments of (in millions): 2004 - $61.6; 2003 - $63.8; 2002 - $63.6.

     Condensed financial information for our equity basis investments at December 31 was as follows:

	2004	2003	2002

Sales	$155.0	123.1	87.0
Net income	$9.1	7.5	7.1

	2004	2003	2002

Net current assets	$19.4	25.6	10.8
Property, plant and equipment, net	127.6	87.6	73.0
Long-term debt	(28.4)	(29.1)	(27.6)
Other assets and liabilities, net	5.3	(1.4)	3.1

Net assets	$123.9	82.7	59.3

5. Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net for the years ended December 31 was as follows:

	2004	2003	2002

Interest income	$21.3	16.4	15.8
Cost-basis investment impairments	(11.1)	—	(1.2)
Southern Peru Copper Corporation dividend (14% minority interest)	26.7	6.3	4.0
Gain on sale of Viohalco investment	—	6.4	—
Foreign currency exchange gain (loss)	2.1	(0.1)	(3.0)
Trust asset mark-to-market*	6.0	4.6	(2.7)
Miscellaneous non-operating expenses	(13.5)	(18.0)	(11.8)
Royalties and rental income	1.7	1.5	1.1
Equatorial lawsuit settlement	9.5	—	—
Gain on sale of uranium royalty rights	10.1	—	—
Other	1.4	1.9	0.4

	$54.2	19.0	2.6

*	2004 included $3.2 million of mark-to-market benefits for the Chino and Tyrone financial assurance trusts. The remaining $2.8 million for 2004 and the amounts in 2003 and 2002 ($4.6 million and $(2.7) million, respectively) related to non-qualified employee benefit plan trust assets.

6. Income Taxes

     Geographic sources of income (loss) before taxes, minority interests, equity in net earnings of affiliated companies, extraordinary item and cumulative effect of accounting change for the years ended December 31 were as follows:

	2004	2003	2002

United States	$647.8	(141.4)	(498.0)
Foreign	740.7	212.8	73.0

	$1,388.5	71.4	(425.0)

     The (provision) benefit for income taxes for the years ended December 31 was as follows:

	2004	2003	2002

Current:
Federal	$(14.9)	10.7	133.5
State	(7.2)	0.5	1.2
Foreign	(137.9)	(60.6)	(18.7)

	(160.0)	(49.4)	116.0

Deferred:
Federal	(41.4)	(1.6)	18.4
State	34.4	1.0	(5.7)
Foreign	24.7	1.7	(13.8)

	17.7	1.1	(1.1)

	$(142.3)	(48.3)	114.9

     A reconciliation of the U.S. federal statutory tax rate to our effective tax rate was as follows:

Expense (benefit)

	2004	2003	2002

U.S. federal statutory tax rate	35.0%	35.0	(35.0)
Percentage depletion	(7.6)	(27.3)	(2.7)
U.S. federal alternative minimum taxes	4.1	—	—
State and local income taxes	1.6	(7.3)	1.2
Effective international tax rate differential	(1.9)	(3.2)	5.8
Valuation allowance adjustments	(22.8)	65.7	7.8
Other items, net	1.8	4.7	(4.1)

	10.2%	67.6	(27.0)

     We paid federal, state, local and foreign income taxes of approximately $126 million in 2004, compared with approximately $28 million in 2003 and approximately $25 million in 2002. We received refunds of federal, state, local and foreign income taxes of approximately $3 million in 2004, compared with approximately $80 million in 2003 and approximately $66 million in 2002.

     At December 31, 2004, we had alternative minimum tax credits of approximately $344.8 million available for carryforward for U.S. federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent the regular tax exceeds the alternative minimum tax in any given year.

     At December 31, 2004, the Company had U.S. federal net operating loss carryforwards of approximately $774 million for regular tax purposes, approximately $204 million for alternative minimum tax (AMT) purposes and U.S. state net operating carryforwards of approximately $1.2 billion expiring as follows:

	1-5	6-10	Over 10
	Years	Years	Years
Net operating loss carryforwards:
U.S. federal – regular	$—	70	704
U.S. federal – AMT	$—	—	204
U.S. – state	$792	44	363

     The Company also has Chilean, Brazilian and United Kingdom net operating loss carryforwards of approximately $287 million, $65 million and $4 million, respectively, that do not expire. The Brazilian net operating loss carryforwards can only be used to offset 30 percent of taxable income in any one year.

     The Company has approximately $97 million of U.S. federal capital loss carryforwards for AMT purposes that expire in 2005. Capital loss carryforwards can only be used to offset capital gains in the carryforward period.

     Deferred income tax assets (liabilities) comprised the following at December 31:

	2004	2003

Alternative minimum tax credits	$344.8	341.7
Employee benefit plans	188.7	157.7
Reserves	247.7	232.5
Mining costs	27.0	34.3
Net operating loss carryforwards	472.1	527.1
Other	14.7	47.4

Deferred tax assets	1,295.0	1,340.7
Valuation allowances	(282.8)	(461.3)

Net deferred tax assets	1,012.2	879.4

Goodwill	(12.9)	(11.2)
Capitalized interest and financing costs	(63.2)	(42.0)
Depreciation	(863.3)	(763.4)
Mining properties	(242.2)	(259.5)
Intangible mining assets	(174.1)	(144.8)

Deferred tax liabilities	(1,355.7)	(1,220.9)

	$(343.5)	(341.5)

     On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. At December 31, 2004, our valuation allowances totaled $282.8 million and covered a portion of our U.S. federal minimum tax credits, a portion of our state net operating loss carryforwards and the deferred tax assets of our Brazilian wire and cable manufacturing operation. At December 31, 2003, our valuation allowances totaled $461.3 million and covered all or a portion of our U.S. federal minimum tax credits and capital loss carryforwards, our state net operating loss carryforwards and El Abra’s deferred tax assets consisting primarily of its net operating loss carryforwards.

     The $178.5 million net decrease in our valuation allowances during 2004 is attributable to the net impact of the utilization of U.S. federal, state and foreign net operating loss carryforwards due to increased taxable income resulting from improved copper prices ($219.8 million), the utilization of previously reserved capital loss carryforwards as a result of transactions generating capital gains during the year ($29.4 million), and changes in our assessment of future realization with respect to state ($30.0 million) and Chilean ($30.8 million) net operating losses also resulting from our improved operating results. These reductions were partially offset by increases in valuation allowances resulting from the full consolidation of El Abra pursuant to FIN 46 as of January 1, 2004 ($54.3 million), a valuation allowance established for the deferred tax assets of our Brazilian wire and cable operation ($9.0 million), and other miscellaneous adjustments primarily related to AMT ($68.2 million). Our valuation allowances decreased by $47.1 million and $42.0 million in 2003 and 2002, respectively, primarily as a result of the utilization of net operating losses at certain of our foreign subsidiaries, partially offset by increased valuation allowances primarily as a result of U.S. taxable losses for which realization of the related benefits was not assured.

     During 2004, the Company recognized $17.7 million in deferred tax benefits in other comprehensive income (loss) primarily as a result of the current year increases in the Company’s minimum pension liability adjustment. The Company also credited capital in excess of par for $2.3 million for the current tax benefits associated with stock option exercises during 2004.

     The Internal Revenue Service (IRS) has completed its audit of the pre-acquisition Cyprus Amax income tax returns for the years 1997 through October 15, 1999, as well as Phelps Dodge Corporation’s income tax returns for the years 1998 and 1999 without material adjustment to the tax liability as recorded. Because of the loss carrybacks to these years from 2000, 2001 and 2002, the audit reports must be reviewed and approved by the Joint Committee on Taxation before they can become final. We expect this process to take place before the end of 2005.

     The Phelps Dodge federal income tax returns for the years 2000 through 2002 are currently under examination by the IRS. Our management believes that resolution of any issues raised, including application of those determinations to subsequent open years, will not have a material adverse effect on our consolidated financial condition or results of operations.

     With the exception of amounts provided for dividends expected to be received in 2005 from certain South American operations, income taxes have not been provided on our share (approximately $963 million) of undistributed earnings of our foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these earnings would generate additional foreign tax withholdings and domestic tax of approximately $138 million and $28 million, respectively.

     The recent enactment of the American Jobs Creation Act (the Act) has caused us to begin the process of reevaluating our current policy with respect to the repatriation of foreign earnings. The Act provides an effective U.S. federal tax rate ranging from 3 to 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for PD), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of PD’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the previously mentioned dividends from certain South American operations, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings. We expect to finalize our assessment by the end of the 2005 third quarter at which time any tax impact would be recognized.

7. Mill and Leach Stockpiles, Inventories and Supplies

     Mill and leach stockpiles, inventories and supplies at December 31, 2004, were as follows:

	PDMC	PDI	Total

Mill and Leach Stockpiles –
Current:
Leach stockpiles	$26.2	—	26.2

Long-term:*
Mill stockpiles	$56.5	—	56.5
Leach stockpiles	74.5	—	74.5

	$131.0	—	131.0

Inventories –
Raw materials	$0.5	73.5	74.0
Work-in-process	24.4	12.3	36.7
Finished goods	206.0	75.4	281.4

	$230.9	161.2	392.1

Supplies	$165.0	27.7	192.7

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.

     Mill and leach stockpiles, inventories and supplies at December 31, 2003, were as follows:

	PDMC	PDI	Total

Mill and Leach Stockpiles –
Current:
Leach stockpiles	$22.4	—	22.4

Long-term:*
Mill stockpiles	$40.6	—	40.6
Leach stockpiles	48.6	—	48.6

	$89.2	—	89.2

Inventories –
Raw materials	$0.4	57.2	57.6
Work-in-process	20.7	11.2	31.9
Finished goods	222.7	67.5	290.2

	$243.8	135.9	379.7

Supplies	$123.9	26.8	150.7

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.

     Mill and leach stockpiles valued by the last-in, first-out method would have been greater if valued at current costs by approximately $681 million and $464 million at December 31, 2004 and 2003, respectively. Current costs for mill and leach stockpiles for both 2004 and 2003 are significantly higher than their respective carrying costs primarily due to 0.7 million tons at December 31, 2004 and 2003, of copper contained in leach stockpiles that are carried at a zero value. That material was originally mined as waste, but as a result of changes in our technological capabilities is now expected to be processed.

     Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $267 million and $137 million at December 31, 2004 and 2003, respectively.

     Supplies are stated net of a reserve for obsolescence of $33.0 million and $31.8 million at December 31, 2004 and 2003, respectively. We use valuation allowances for defective, unusable or obsolete inventories.

8. Property, Plant and Equipment

     Property, plant and equipment at December 31 comprised the following:

	2004	2003

Buildings, machinery and equipment	$7,786.2	7,110.5
Mining properties	1,656.7	1,455.2
Capitalized mine development	216.2	188.2
Land and water rights	147.9	149.9

	9,807.0	8,903.8
Less accumulated depreciation, depletion and amortization	4,488.1	3,941.6

	$5,318.9	4,962.2

Refer to Note 20, Contingencies, for property, plant and equipment associated with properties on care-and-maintenance status and for discussion of asset retirement costs.

9. Goodwill

     Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, were as follows:

	Specialty	Wire and
	Chemicals	Cable
	Segment	Segment	Total

Balance as of December 31, 2002	$69.1	21.6	90.7
Impairment losses	—	(0.9)	(0.9)
Foreign currency translation adjustments	8.6	—	8.6

Balance as of December 31, 2003	$77.7	20.7	98.4
Foreign currency translation adjustments	5.1	—	5.1

Balance as of December 31, 2004	$82.8	20.7	103.5

     The Company completed its annual goodwill impairment testing as of December 31, 2004 and 2003. In 2003, the Wire and Cable segment recorded an impairment charge of $0.9 million to write-off Magnet Wire’s remaining goodwill balance.

10. Other Assets and Deferred Charges

     Other assets and deferred charges at December 31 were as follows:

	2004	2003

Employee benefit plans*	$36.3	45.7
Debt issue costs	12.7	11.5
Trust assets**	133.9	106.4
Other	8.3	6.0

	$191.2	169.6

*	Refer to Note 11, Accounts Payable and Accrued Expenses, for short-term liability; Note 12, Other Liabilities and Deferred Credits, for long-term liability; Note 16, Pension Plans; and Note 17, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Trust assets consisted of $85.3 million and $64.0 million of legally restricted funds for the use of asset retirement obligation activities at Chino and Tyrone at December 31, 2004 and 2003, respectively. The remainder of trust assets ($48.6 million and $42.4 million at December 31, 2004 and 2003, respectively) related to assets to fund non-qualified retirement benefits, accordingly, there is not a right of offset.

11. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31 were as follows:

	2004	2003

Accounts payable	$486.5	267.1
Salaries, wages and other compensation	69.6	55.8
Pension, postretirement, postemployment and other employee benefit plans*	88.3	147.1
Insurance reserves**	10.6	14.7
Environmental reserves**	64.1	45.9
Restructuring reserves***	2.7	2.1
Smelting, refining and molybdenum freight	9.3	8.9
Accrued molybdenum concentrate purchases	27.2	1.6
Other accrued taxes	38.6	42.5
Asset retirement obligations**	34.3	12.6
Accrued utilities	17.7	12.0
Interest****	15.1	20.5
Professional fees	11.9	11.8
Legal matters	16.2	0.8
Maintenance contracts/contractor accruals	30.0	12.9
Other	50.0	44.4

	$972.1	700.7

*	Refer to Note 12, Other Liabilities and Deferred Credits, for long-term portion; Note 16, Pension Plans; and Note 17, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Short-term portion of these reserves. Refer to Note 12, Other Liabilities and Deferred Credits, for long-term portion of reserves and Note 20, Contingencies, for further discussion.

***	Refer to Note 3, Special Items and Provisions, for further discussion.

****	Third-party interest paid by the Company in 2004 was $134.6 million, compared with $154.2 million in 2003 and $198.9 million in 2002.

12. Other Liabilities and Deferred Credits

     Other liabilities and deferred credits at December 31 were as follows:

	2004	2003

Pension, postretirement, postemployment and other employee benefit plans*	$586.6	485.6
Environmental reserves**	239.5	271.3
Insurance reserves**	32.8	30.7
Asset retirement obligations**	240.9	212.7
Other	7.5	9.2

	$1,107.3	1,009.5

*	Refer to Note 11, Accounts Payable and Other Accrued Expenses, for short-term portion; Note 16, Pension Plans; and Note 17, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Refer to Note 11, Accounts Payable and Other Accrued Expenses, for short-term portion of reserves and Note 20, Contingencies, for further discussion.

13. Debt and Other Financing

     Long-term debt at December 31 is summarized below:

	2004	2003

6.375% Notes due 2004	$—	85.0
6.625% Notes due 2005	41.1	224.7
7.375% Notes due 2007	63.0	187.4
8.75% Notes due 2011	388.8	389.3
9.50% Notes due 2031	196.9	197.0
6.125% Notes due 2034	149.8	—
Air Quality Control Obligations:
5.45% Notes due 2009	—	81.1
6.50% Installment Sale Obligations due 2013	—	90.0
8.375% Debentures due 2023	—	148.8
7.125% Debentures due 2027	115.0	115.0
Candelaria Project Financing	—	144.9
Capital Lease Obligations	0.1	7.2
Columbian Chemicals Korea	2.0	14.5
Columbian Carbon Spain, S.A.	—	0.8
El Abra Project Financing	—	187.9
El Abra Subordinated Debt	34.3	—
Phelps Dodge Dublin	—	1.4
Phelps Dodge Brazil, Ltda	0.1	—
Various Pollution Control and Industrial Development Revenue Bonds	27.0	33.5

Long-term debt and capital lease obligations, including current portion	1,018.1	1,908.5
Less current portion	45.9	204.6

Long-term debt and capital lease obligations excluding current portion	$972.2	1,703.9

     The amounts included above are shown net of unamortized discounts and purchase price adjustments of $2.8 million and $9.6 million at December 31, 2004 and 2003, respectively.

     The following is a table of future maturities of long-term debt at December 31, 2004:

		Project and
		Subsidiary
	Corporate	Debt Financing	Total

2005	$43.9	2.0	45.9
2006	3.0	—	3.0
2007	63.3	34.3	97.6
2008	0.7	0.1	0.8
2009	23.8	—	23.8
Thereafter	847.0	—	847.0

	$981.7	36.4	1,018.1

     In November 2004, we retired our 6.375 percent Notes ($85.0 million), then due, in their entirety.

     The 6.625 percent Notes, due October 15, 2005, bear interest payable semi-annually on October 15 and April 15. In the event of a rating decline occurring within 90 days of certain designated events (which, to the extent beyond our control, generally involve a change of or contest for control), each holder of a note may require the Company to redeem the holder’s notes, in whole or in part, at 100 percent of the principal amount plus accrued interest to the date of redemption. Otherwise, the notes are not redeemable by the Company prior to maturity. In March 2004, Phelps Dodge completed its tender offers for these notes, which resulted in the retirement of long-term debt with a book value of $182.3 million. During the 2004 first quarter, we recognized a pre-tax loss of $9.0 million, including purchase premiums.

     The 7.375 percent Notes, due May 15, 2007, bear interest payable semi-annually on May 15 and November 15. These notes are not redeemable by the Company prior to maturity and will not be entitled to any sinking fund. In March 2004, Phelps Dodge completed its tender offers for these notes, which resulted in the retirement of long-term debt with a book value of $122.8 million. During the 2004 first quarter, we recognized a pre-tax loss of $9.5 million, including purchase premiums.

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

     In March 2004, the Company completed the issuance of $150 million in 30-year senior notes pursuant to its $750 million universal shelf registration statement. The notes were issued at a coupon of 6.125 percent and sold at a price of 99.874 for a yield of 6.134 percent. The proceeds from the offering were used to redeem the Company’s 8.375 percent debentures due in 2023. The 6.125 percent Notes, due March 15, 2034, bear interest payable semi-annually on March 15 and September 15. These notes are redeemable in whole or in part, at the option of the Company, at a redemption price equal to any accrued and unpaid interest plus the greater of (i) 100 percent of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, on a semi-annual basis, at the yield of a U.S. Treasury security having a comparable maturity to the remaining term of the notes plus 25 basis points. The notes are not entitled to any sinking fund.

     In December 2004, Phelps Dodge redeemed its 5.45 percent Greenlee County Pollution Control Bonds due June 1, 2009. These bonds had a book value of $81.1 million and were purchased at 102 percent of their face value, resulting in a pre-tax loss of $1.9 million.

     In October 2004, Phelps Dodge redeemed its 6.50 percent Air Quality Control Obligations due April 1, 2013. These bonds had a book value of $90.0 million and were purchased at 101 percent of their face value, for a pre-tax loss of $0.9 million.

     The 8.375 percent Debentures, due in 2023, were redeemed by Phelps Dodge in March 2004. These debentures had a book value of $148.8 million and were redeemed for a total of $152.7 million, plus accrued interest, resulting in a 2004 first quarter pre-tax loss of $3.9 million, including purchase premiums.

     The 7.125 percent Debentures, due in 2027, bear interest payable semi-annually on May 1 and November 1. The debentures are redeemable by the Company at any time prior to maturity at par plus a yield maintenance premium.

     In June 2004, Phelps Dodge completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of $166.5 million (including the scheduled June 2004 payment) resulted in a 2004 second quarter pre-tax loss of $15.2 million, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt and repayments varied from period to period with all debt maturing by the year 2008.

     On December 31, 2004, our Columbian Chemicals Korea operation had long-term debt outstanding in the amount of $2.0 million. The debt comprises a bank loan that bears variable-rate, semi-annual interest based on LIBOR plus 1.95 percent, with final maturity in April 2005.

     In November 2004, Phelps Dodge completed the full repayment of El Abra’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the lenders. The prepayment of long-term debt with a book value of $315.8 million (including the scheduled November 2004 payment) resulted in a 2004 fourth quarter pre-tax loss of $2.8 million, including other costs associated with the prepayment. The debt would have matured on May 15, 2007.

     At December 31, 2004, our 51 percent joint venture interest in El Abra mining operations had outstanding subordinated debt of $34.3 million. The debt bears variable-rate, semi-annual interest based on LIBOR plus 1.0 percent and matures on May 15, 2007.

     The various pollution control and industrial development revenue bonds are due through 2009. The interest on the bonds is paid either quarterly or semi-annually at various times of the year. The interest rates on the bonds at December 31, 2004, ranged from 1.55 percent to 6.125 percent. In February 2004, Phelps Dodge deposited with the

Trustee an amount sufficient to redeem its 7.25 percent Industrial Revenue Bonds and Pollution Control Bonds (Amax Nickel Refining Company, Inc.) Series 1979, which were due in 2009. These bonds had an aggregate book value of $5.5 million and were purchased at 100 percent of their face value, plus accrued interest.

     A new unsecured revolving credit agreement between the Company and several lenders became effective on April 20, 2004. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit, until its maturity on April 20, 2009. This agreement provides for a facility fee (currently 20 basis points) ranging from 12.5 basis points to 50 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 12.5 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 67.5 basis points) range from 47.5 basis points to 100 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. This agreement replaced an earlier five-year, $1 billion revolving credit agreement that was scheduled to mature on May 10, 2005. At December 31, 2004, there was a total of $77.1 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at December 31, 2004, amounted to approximately $1,023 million, of which approximately $223 million could be used for additional letters of credit.

     In 2004, we terminated our commercial paper program, which was established on August 15, 1997, under a private placement agency agreement between the Company and two placement agents.

     On December 31, 2004, our Columbian Chemicals Canada operation had short-term debt outstanding against its revolving credit facility in the amount of $2.8 million. The $3.8 million facility is guaranteed by the Company and matures in November 2005. Variable-rate interest is paid monthly based on the Canadian prime rate.

     Short-term debt was $78.8 million, all by our international operations, at December 31, 2004, compared with $50.5 million at December 31, 2003.

     The weighted average interest rate on total short-term borrowings at December 31, 2004, and December 31, 2003, was 3.04 percent and 5.75 percent, respectively.

14. Shareholders’ Equity

     As of December 31, 2004, there were 95.9 million shares of common stock outstanding and 1.7 million shares authorized for repurchase. In June 2002, the Company issued 10.0 million common shares along with 2.0 million of mandatory convertible preferred shares in a block trade with J.P. Morgan.

     As of December 31, 2004, there were 2.0 million shares of cumulative preferred stock outstanding; 6.0 million shares are authorized with a par value of $1.00 each.

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

     The 2003 plan provides (and the 1993 and 1998 plan provided) for the award to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 610,595 shares of Restricted Stock outstanding and 1,962,406 shares available for award at December 31, 2004.

     At December 31, 2004, 4,227,652 shares were available for option grants (including 1,962,406 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998 or 1993 plans.

     During 2004, 2003 and 2002, the Company awarded 256,135, 118,000 and 205,700 shares, respectively, of Restricted Stock under the 2003 and 1998 plans, with weighted-average fair values at the date of grant of $74.55, $34.95 and $40.35 per share, respectively. Compensation expense recorded in 2004, 2003 and 2002 for Restricted Stock was $8.0 million, $4.5 million and $2.7 million, respectively. Restricted Stock generally becomes fully vested in five years. Although the majority of the 2004 and 2002 awards become fully vested in five years, a portion of the shares included in that award will vest on the third and fourth anniversaries of the award.

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

     The Phelps Dodge Corporation Directors Stock Unit Plan (effective January 1, 1997) provides to each non-employee director an annual grant of stock units having a value equivalent to our common shares. This plan also replaced the Company’s 1989 Directors Stock Option Plan. The options granted under the 1989 Directors Stock Option Plan expire three years after the termination of service as a director. No further options may be granted under the 1989 plan.

     Stock option plans as of December 31, 2002, 2003 and 2004, and changes during the year for the combined plans were as follows:

		Average Option
	Shares	Price Per Share

Outstanding at December 31, 2001	9,118,853	$56.91
Granted	802,800	40.12
Exercised	(8,080)	30.24
Expired or terminated	(978,972)	57.56

Outstanding at December 31, 2002	8,934,601	55.36
Granted	15,500	43.23
Exercised	(1,958,523)	50.82
Expired or terminated	(501,536)	74.32

Outstanding at December 31, 2003	6,490,042	55.23
Granted	101,300	74.61
Exercised	(4,729,866)	58.31
Expired or terminated	(133,150)	73.72

Outstanding at December 31, 2004	1,728,326	46.52

Exercisable at December 31, 2002	6,919,546	59.80

Exercisable at December 31, 2003	5,564,676	58.12

Exercisable at December 31, 2004	1,372,169	45.62

     Options outstanding based on a range of exercise prices at December 31, 2004, were as follows:

			Weighted Average
Range of	Options	Weighted Average	Outstanding
Exercise Prices	Outstanding	Remaining Term	Option Price

$ 27-40	594,268	7 years	$34.58
40-60	834,872	6 years	46.40
60-80	299,186	5 years	70.61

	1,728,326

     Exercisable options by plan at December 31, 2004, were as follows:

		Weighted Average
		Option Price
	Shares	Per Share

PD Plans
2003 Plan	—	$—
1998 Plan	1,156,276	41.69
1993 Plan	172,400	67.71
1989 Directors Stock Option Plan	16,072	56.10
Cyprus Amax Plans	27,421	66.43

	1,372,169

     Exercisable options by range of exercise prices at December 31, 2004, were as follows:

	Options	Weighted Average
Range of	Exercisable	Outstanding
Exercise Prices	at 12/31/04	Option Price

$ 27-40	574,266	$34.63
40-60	599,317	48.56
60-80	198,586	68.58

	1,372,169

     Equity compensation plans at December 31, 2004, were as follows:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities to	average	remaining for future
	be issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	1,728,326	$46.52	4,227,652

Equity compensation plans not approved by security holders*	61,379	53.16	Not determinable

Total	1,789,705	$46.75	4,227,652

*	Two plans in which members of the Board of Directors may participate and that have not been approved by security holders include provisions that authorize, under certain circumstances, the issuance of equity shares. The Phelps Dodge Corporation Directors Stock Unit Plan, effective as of January 1, 1997, provided for an annual grant of 450 units in each of 1998, 1999, and 2000. Commencing in 2001 and continuing through 2004, the grants were equal in value to $50,000 and increased to $75,000 for awards on January 1, 2005. Commencing in 2001, these grants were based upon the fair market value of a share of PD stock on December 31 of the previous year. This plan terminates in accordance with its terms on December 31, 2006. Participants in this plan may elect to receive a distribution from this plan in the form of PD common shares or cash upon termination from service as a director. Directors may elect, in accordance with the provisions of the Deferred Compensation Plan for the Directors of Phelps Dodge Corporation, effective as of January 1, 1999, to defer the payment of their directors’ fees, and if they so elected, to receive in the future the payment of those fees in PD common shares or cash. Participating directors may elect to receive a distribution from this plan, no later than the plan year in which the director reaches age 75, either in cash or in shares of PD common stock or in a specified combination thereof. Based on the nature of these plans it is not possible to determine the exact number of equity securities that remain for future issuance under these plans, although the number of shares already issued under these plans since their inception, as set forth in column (a) is not material.

     Changes during 2002, 2003 and 2004 in Restricted Stock were as follows:

Shares

Outstanding at December 31, 2001	189,734
Granted	205,700
Terminated	(19,800)
Released	(16,450)

Outstanding at December 31, 2002	359,184
Granted	118,000
Terminated	(6,200)
Released	(19,078)

Outstanding at December 31, 2003	451,906
Granted	256,135
Terminated	(12,150)
Released	(85,296)

Outstanding at December 31, 2004	610,595

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Expected dividend yield	0.00%	0.00%	3.04%
Expected stock price volatility	41.3%	43.4%	38.8%
Risk-free interest rate	3.3%	2.9%	3.3%
Expected life of options	5 years	5 years	3 years

     The weighted-average fair value of options per share granted during 2004 was $30.51 per share, compared with $18.06 in 2003 and $9.76 in 2002.

16. Pension Plans

     We have trusteed, non-contributory pension plans covering substantially all our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees. With respect to certain of these plans, the benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, the benefits are calculated based on a fixed amount for each year of service. Participants generally vest in their accrued benefits after five years of service. We expect benefit payments, which reflect expected future service, from these plans to be approximately $78 million in 2005, $78 million in 2006, $79 million in 2007, $80 million in 2008, $83 million in 2009 and $457 million for 2010 through 2014.

     Our funding policy provides that contributions to pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans; or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time. Contributions were approximately $7 million in each of 2003 and 2002. In the third quarter of 2004, the Company made cash contributions for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees of approximately $85 million, including the $5 million minimum funding requirement. As a result of this contribution, the Company is not anticipating any further appreciable funding requirements for these plans through 2007. In addition, the Company made cash contributions of approximately $7 million for plans at international subsidiaries and a supplemental retirement plan. The Company expects to make approximately $7 million in cash contributions during 2005 for these plans.

     In some of our plans, the plan assets exceed the accumulated benefit obligations (overfunded plans), while in the remainder, the accumulated benefit obligations exceed the plan assets (underfunded plans). The following table presents the underfunded plans at December 31:

	2004	2003

Projected benefit obligation	$1,343	1,174
Accumulated benefit obligation	$1,235	1,086
Fair value of plan assets	$1,007	864

     Our pension plans were valued between December 1, 2002, and January 1, 2003, and between December 1, 2003, and January 1, 2004. Obligations were projected to and assets were valued as of the end of 2003 and 2004. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.

     The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 95 percent of total plan assets as of year-end 2004. These plans accounted for approximately 90 percent of benefit obligations. The following table represents the asset mix of the investment portfolio for this trust at December 31:

	2004	2003

Asset category:
Equity securities	56%	57%
Fixed income	34	33
Real estate	6	7
Other	4	3

	100%	100%

     At December 31, 2004, the equity securities included 36 percent U.S. equities, 12 percent international equities and 8 percent emerging market equities; and the fixed income included 17 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 5 percent U.S. high yield and 4 percent treasury inflation-protected securities. At December 31, 2003, the equity securities included 36 percent U.S. equities, 13 percent international equities and 8 percent emerging market equities; and the fixed income included 17 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 5 percent U.S. high yield and 3 percent treasury inflation-protected securities.

     Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are reviewed by the finance committee of the board of directors.

     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum during the 20 years beginning December 1, 2004, with a standard deviation of 10.7 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.5 percent with a premium for active management of 0.5 percent. Our return and standard deviation estimates remain unchanged from December 1, 2003.

     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and decrease the amount of recorded pension income (or increase recorded pension expense) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to January 1, 2005, will be reflected in the results of operations by January 1, 2010.

     The fair value of all plan assets ($1,019 million at year-end 2004 and $893 million at year-end 2003) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

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

     Our benefit obligation totaled $1,351 million and $1,197 million at year-end 2004 and 2003, respectively. Among the assumptions used to estimate the benefit obligation is a benchmark discount rate used to calculate the expected present value of future benefit payments. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments. For our U.S. plans, we utilized a nationally recognized third-party actuary to construct a bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher. The portfolio was constructed such that cash flow generated by the portfolio matched projected future cash flow from the pension plan. The model portfolio used 29 bonds resulting in a discount rate of approximately 5.75 percent for our pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.

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

     The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used at December 31:

	2004	2003

Weighted-average assumptions:
Discount rate	5.75%	6.25%
Rate of increase in salary levels	4.00%	4.00%
Change in benefit obligation:
Benefit obligation at beginning of year	$1,197	1,111
Service cost – benefits earned during the period	24	21
Interest cost on benefit obligation	72	72
Plan amendments	1	—
Actuarial loss	126	60
Benefits paid	(76)	(78)
Special retirement benefits	1	2
Currency translation adjustments	6	9

Benefit obligation at end of year	$1,351	1,197

Change in plan assets:
Fair value of plan assets at beginning of year	$893	830
Actual return on plan assets	106	129
Employer contributions	92	7
Currency translation adjustments	4	5
Benefits paid	(76)	(78)

Fair value of plan assets at end of year	$1,019	893

Funded status	$(332)	(304)
Unrecognized actuarial loss	377	274
Unrecognized prior service cost	16	18

Net amount recognized	$61	(12)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$7	13
Accrued benefit liability	(228)	(223)
Intangible asset	18	21
Deferred tax benefit	34	13
Accumulated other comprehensive loss	230	164

Net amount recognized	$61	(12)

     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic benefit cost for the associated year consist of the following:

	2004	2003	2002

Weighted-average assumptions:
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return	8.50%	8.75%	9.00%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost – benefits earned during the period	$23.6	20.9	20.3
Interest cost on benefit obligation	72.0	72.1	70.0
Expected return on plan assets	(84.1)	(86.4)	(92.7)
Amortization of transition obligation	0.1	0.1	1.1
Amortization of prior service cost	3.4	3.5	3.7
Amortization of actuarial loss (gain)	3.2	2.8	(0.4)
Curtailments and special retirement benefits	0.8	2.0	10.2
Recognized prior service cost	—	0.2	2.1

Net periodic benefit cost	$19.0	15.2	14.3

     We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost was $228 million, which included an additional minimum liability of $282 million (included in other liabilities and deferred credits) at December 31, 2004, compared with $223 million, which included an additional minimum liability of $198 million (included in other liabilities and deferred credits) at December 31, 2003. The additional minimum liability was offset by an $18 million intangible asset (included in other assets and deferred charges), a $230 million reduction in shareholders’ equity and a $34 million deferred tax benefit at December 31, 2004, compared with a $21 million intangible asset (included in other assets and deferred charges), a $164 million reduction in shareholders’ equity and a $13 million deferred tax benefit at December 31, 2003.

17. Postretirement and Other Employee Benefits Other Than Pensions

     We record obligations for postretirement medical and life insurance benefits on the accrual basis. One of the principal requirements of this method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.

     Our postretirement plans provide medical coverage benefits for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of retirees and on a contributory basis for other groups. The majority of these medical benefits are paid by the Company. The Company is eliminating retiree life insurance coverage for all active employees who retire on or after January 1, 2006. Life insurance benefits for retirees also are available pursuant to the terms of certain collective bargaining agreements. The majority of the premiums of such life insurance benefits were paid out of a previously established life insurance funding arrangement (LIFA) maintained by an insurance company. Beginning February 1, 2005, new employees hired or rehired by the Company will not be eligible to receive retiree medical coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement. We expect benefit payments for medical and life coverage, which reflect expected future service, from these plans to be approximately $30 million per year through 2014.

     Our funding policy provides that contributions to our postretirement and other employee benefits other than pensions shall be at least equal to our cash basis obligation. Additional contributions also may be made from time to time. Contributions for our postretirement benefit plans were approximately $30 million in 2004 and approximately $28 million in 2003. Cash contributions (net of employee contributions) for 2005 are expected to range between $28 million to $32 million.

     The following table represents the asset mix of the investment portfolio for our postretirement benefit plans at December 31:

	2004	2003

Asset category:
Core U.S. fixed income	60%	60%
Growth equity	40	40

	100%	100%

     The fair value of all plan assets included in the LIFA ($3 million at year-end 2004 and $5 million at year-end 2003) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

     A third-party independent actuary determines our net postretirement liability and associated income or expense. We recognize in our financial statements an accrued liability for the difference between postretirement cost and contributions to the plan.

     The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust, and the current economic environment we expect our postretirement medical and life insurance benefit assets will earn an average of 6.50 percent per annum over the long-term beginning December 1, 2004. The 6.50 percent estimation was based on a passive return on a compound basis of 6.2 percent and a premium for active management of 0.3 percent reflecting the target asset allocation and current investment array.

     Our benefit obligation totaled $363 million and $389 million at year end 2004 and 2003, respectively. Among the assumptions used to estimate the benefit obligation is a benchmark discount rate used to calculate the expected present value of future benefit payments. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments. For our U.S. plans, we utilized a nationally recognized third-party actuary to construct a bond portfolio comprising non-callable bonds from the S&P bond listing rated AA- or higher. The portfolio was constructed such that cash flow generated by the portfolio matched projected future cash flows from the postretirement medical and life insurance benefit plans. The model portfolio used 29 bonds resulting in a discount rate of approximately 5.75 percent for the retirement medical plan and 6.00 percent for the retiree life plan. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.

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

     The following table presents the change in benefit obligation, change in plan assets, the funded status of the postretirement benefit plans and the assumptions used at December 31:

	2004	2003

Weighted-average assumptions:
Expected long-term rate of return on plan assets	6.50%	6.50%
Discount rate – medical retiree	5.75%	6.25%
Discount rate – life retiree	6.00%	6.25%

Change in benefit obligation:

Benefit obligation at beginning of year	$389	369
Service cost – benefits earned during the year	5	4
Interest cost on benefit obligation	23	23
Actuarial (gain) loss	(22)	9
Benefits paid, net of employee contributions	(32)	(30)
Other	—	14

Benefit obligation at end of year	$363	389

Change in plan assets:
Fair value of plan assets at beginning of year	$5	7
Employer contributions	30	28
Benefits paid, net of employee contributions	(32)	(30)

Fair value of plan assets at end of year	$3	5

Unfunded status	$(360)	(384)
Unrecognized actuarial loss	19	43
Unrecognized prior service cost	8	9

Net amount recognized - accrued liability	$(333)	(332)

     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic postretirement benefit cost were as follows:

	2004	2003	2002

Weighted-average assumptions:
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	6.50%	8.00%	8.00%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost – benefits earned during the year	$5.4	4.4	4.2
Interest cost	23.3	23.4	21.7
Expected return on plan assets	(0.3)	(0.6)	(0.7)
Amortization of:
Unrecognized prior service cost	1.3	1.3	1.3
Unrecognized net loss (gain)	0.4	(0.4)	(0.3)
Curtailments and special retirement benefits	—	12.5	3.4

Net periodic benefit cost	$30.1	40.6	29.6

     The assumed medical care trend rates at December 31 were:

	2004	2003

Medical care cost trend rate assumed for major medical plan for the next year	11%	11%
Medical care cost trend rate assumed for basic only plan for the next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

     Assumed medical care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefits. A 1-percentage-point change in the medical care cost trend rates assumed for postretirement medical benefits would have the following effects:

	1 Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$0.8	(0.7)
Effect on postretirement benefit obligation	$11.8	(10.5)

     In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. This act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004, and for periods thereafter reflect amounts associated with the subsidy.

     We have a number of postemployment plans covering severance, long-term disability income, health care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. At December 31, 2004 and 2003, the accumulated postemployment disability benefit consisted of a current portion of $9.1 million and $5.9 million, respectively, included in accounts payable and accrued expenses and $33.2 million and $22.7 million, respectively, included in other liabilities and deferred credits.

     We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The principal savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. In this plan, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options, including company stock. Participants also may direct their contributions into a brokerage option through which they can invest in stocks, bonds and mutual funds. Participants may change investment direction or transfer existing balances at any time without restriction, with some exceptions for certain officers and other insiders. We match a percentage of employee pre-tax deferral contributions up to certain limits. These matching contributions are made in cash, which is immediately invested according to each employee’s current investment direction. Our matching contributions amounted to $17.1 million in 2004, $11.4 million in 2003 and $11.5 million in 2002. The principal savings plan also includes a profit sharing feature for our salaried employees only that allows for a profit sharing contribution by the Company based on its financial performance for the applicable year. In 2004, the Company made a profit sharing contribution of $5.2 million based on the Company’s performance in the 2003 plan year. There were no profit sharing contributions in 2003 (for the 2002 plan year) or 2002 (for the 2001 plan year). At December 31, 2004, we had accrued $25.9 million for the estimated 2004 plan year profit sharing contribution, which is payable in 2005.

18. Commitments

     Phelps Dodge leases various types of properties, including offices, equipment and mineral interests. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.

     Summarized below at December 31, 2004, are future minimum rentals and royalties under non-cancelable leases:

	Operating	Mineral
	Leases	Royalties

2005	$19.3	1.8
2006	18.2	1.9
2007	15.7	1.9
2008	14.7	1.9
2009	11.5	1.9
After 2009	32.0	12.5

Total payments	$111.4	21.9

     Summarized below at December 31, 2004, is future sub-lease income:

Sub-lease
Income
2005	$0.5
2006	0.4
2007	0.5
2008	0.5
2009	0.5
After 2009	1.3

$3.7

     Rent and royalty expenses for the years ended December 31 were as follows:

	2004	2003	2002

Rental expense	$33.8	23.0	21.4
Mineral royalty	1.3	1.3	1.3

	$35.1	24.3	22.7

     Phelps Dodge has unconditional purchase obligations (take-or-pay contracts) of $523.0 million comprising the procurement of electricity (approximately 34 percent); petroleum-based products (approximately 25 percent); transportation (approximately 13 percent); copper anode (approximately 10 percent); natural gas (approximately 4 percent); sulfuric acid (approximately 4 percent); oxygen (approximately 2 percent); port fee commitments (approximately 2 percent); and other supplies (approximately 6 percent) that are essential to our operations worldwide. Some of our unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In such cases, the amount of the actual obligation may change over time due to market conditions. Approximately 75 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC, at generally fixed-price arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock at our Specialty Chemicals segment, which is converted into carbon black, are for specific quantities and will ultimately be purchased based upon prevailing market prices at that time. These petroleum-based products may be re-sold to others if circumstances warrant. Transportation obligations are primarily for importing sulfuric acid to El Abra and shipping copper concentrates from Candelaria. Obligations for copper anode provide for deliveries of specified volumes, at market-based prices, to our El Paso Refinery. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily to our carbon black operation in Brazil. Our sulfuric acid purchases provide for deliveries of specified volumes, based primarily on negotiated rates, to El Abra and Cerro Verde. Our oxygen obligations provide for deliveries of specified volumes, at fixed prices, to Bagdad. Our carbon black facility in the United Kingdom has port fee commitments.

     Our future commitments are $210.8 million, $110.4 million, $74.4 million, $40.9 million, $18.5 million and $68.0 million for 2005, 2006, 2007, 2008, 2009, and after 2009, respectively. During 2004, 2003 and 2002, we fulfilled our minimum contractual purchase obligations for those periods or negotiated settlements in those situations in which the Company terminated an agreement containing an unconditional obligation.

19. Guarantees

     In November 2002, FASB issued FIN 45, which requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN 45 disclosure requirements were effective for our year ended December 31, 2002, and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities.

     At our Morenci mine in Arizona, we have a venture agreement dated February 7, 1986, with our business partner, Sumitomo, that includes a put/call option guarantee clause. We hold an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, our partner has the right to sell its 15 percent share to the Company. Likewise, under certain conditions, the Company has the right to exercise its purchase option to acquire our business partner’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2004, the maximum potential payment the Company is obligated to make to our business partner upon exercise of the put option (or the Company’s exercise of its call option) totaled approximately $88.8 million. As of December 31, 2004, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value is well in excess of the exercise price.

     One of our subsidiaries has entered into an indirect guarantee to pledge certain of our land and improvements as collateral to a lender for a real estate development loan issued on behalf of our joint venture investment. The Company owns a 50 percent interest in the joint venture and has guaranteed payment of any amounts due on the loan in the event of the joint venture’s loan default. The loan value and maximum potential payment for this guarantee at December 31, 2004, was approximately $26.8 million. The estimated fair value of our collateralized land at year-end was approximately $4.7 million. As of December 31, 2004, the Company has not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

     The Company and its subsidiaries has, as part of its merger, acquisition, divestiture and other transactions, entered into during the ordinary course of business (including transactions involving the purchase and sale of property), from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. In certain transactions, the Company indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally require Phelps Dodge (or its subsidiaries) to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of the Company or assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, we do not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, we have not recorded any obligations associated with these indemnities. With respect to our environmental indemnity obli-

gations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated (refer to Note 20, Contingencies, for further discussions concerning our environmental reserve process).

20. Contingencies

Letters of Credit and Surety Bonds

     Phelps Dodge had standby letters of credit totaling $90.9 million at December 31, 2004, primarily for reclamation and environmental obligations and insurance programs associated with workers’ compensation, casualty and owner controlled reinsurance, indemnity agreements, general and automobile liability. In addition, Phelps Dodge had surety bonds totaling $163.9 million at December 31, 2004, primarily associated with reclamation, closure and environmental bonds ($139.9 million or 85.4 percent), which are discussed below, and self-insurance bonds for workers’ compensation ($23.5 million or 14.3 percent). Phelps Dodge also had performance guarantees of $22.8 million primarily associated with our Wire and Cable segment’s sales contracts.

     The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in many instances.

Insurance

     The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, retention requirements and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate property deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed annually by an independent third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $43.4 million and $45.4 million at December 31, 2004 and 2003, respectively.

     The Company pays its portion of a variety of insurance claims and losses associated with property, general liability, workers’ compensation and auto. The total amount paid pursuant to these programs, excluding de minimis losses, was $18.9 million, $13.1 million and $20.2 million in 2004, 2003 and 2002, respectively. Group medical and other insurance benefit costs and premiums paid by the Company for both active and retired participants totaled approximately $101 million, $98 million and $104 million in 2004, 2003 and 2002, respectively.

Other Taxes

     In 2003, it was determined that it was possible that Phelps Dodge Corporation and certain of its subsidiaries might be considered to conduct business in Texas where they do not directly operate due to the activities of affiliates in that state. If that were the case, they would be obligated to pay franchise taxes they had not previously paid. Based upon our review, at the end of 2003 we accrued $8 million to provide for this potential franchise tax liability. We have determined that certain PD subsidiaries were liable for this tax and have made the appropriate payments under the state’s amnesty program.

Environmental

     Phelps Dodge is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including injuries to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

     Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge also has been advised by trustees for natural resources that the Company may be liable under CERCLA or similar state laws for injuries to natural resources caused by releases of hazardous substances.

     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with closure obligations, an environmental liability is considered probable and is accrued when a closure determination is made and approved by management. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $303.6 million and $317.2 million were recorded as of December 31, 2004 and 2003, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $239.5 million and $271.3 million at December 31, 2004 and 2003, respectively.

     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona. Current year adjustments to reserves pertained primarily to the Yonkers site.

     Pinal Creek Site

     The Pinal Creek site was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under CERCLA.

     Phelps Dodge Miami, Inc. and the other members of the PCG are pursuing contribution litigation against three other parties involved with the site. At least two of the three defendants now have admitted direct liability as responsible parties. The first phase of the case has been assigned a trial date in June 2005. Phelps Dodge Miami, Inc. also asserted claims against certain past insurance carriers. As of November 2002, all of the carriers have settled or had their liability adjudicated. One carrier unsuccessfully appealed the judgment against it and then settled in October 2004.

     In addition, a dispute between one dissenting PCG member and Phelps Dodge Miami, Inc. and the other PCG member was filed in Superior Court in 2002. The settlement of that litigation in September 2004 included an amendment of the PCG agreement.

     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

     Phelps Dodge Miami, Inc.’s share of the planned remediation work based on the interim agreements between the parties has a cost range for reasonably expected outcomes estimated to be from $107 million to $214 million. Approximately $111 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2004.

     Yonkers Site

     In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. Pursuant to the sales agreement, the Company agreed to indemnify the buyer for certain environmental liabilities at the facility. In 2000, the owner of the property entered into a consent order with the New York State Department of Environmental Conservation (NYSDEC) under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for both contractual and statutory indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its revised feasibility study to NYSDEC in September 2004. On November 30, 2004, NYSDEC issued a Proposed Remedial Action Plan (PRAP) for the Yonkers site. The PRAP accepted the remedy recommendation of the feasibility study, with certain modifications. On December 31, 2004, the Company and the Yonkers site owner finalized a settlement agreement that relieves the Company of financial responsibility for implementation of the NYSDEC’s remedy at the Yonkers site. Pursuant to this settlement agreement, the Company agreed to pay a portion of the future anticipated remedial costs, as well as portions of the premiums associated with cost cap and pollution legal liability insurance associated with future site remedial actions. In addition, the Company resolved the site owner’s claims of contractual and statutory indemnity for past remedial costs at the site. To address all aspects of the settlement agreement, the reserve was increased from approximately $20 million to $50 million. A partial payment of approximately $43 million was made on December 31, 2004; final payments of approximately $7 million will be made in 2005.

     Laurel Hill Site

     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with NYSDEC that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD by 2006.

     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is engaged in preliminary discussions with NYSDEC concerning the types of remedial actions that should be considered in the feasibility study.

     Other

     In 2004, the Company recognized net charges of $58.9 million for environmental remediation. As discussed above, the site with significant charges was the Yonkers site (an increase of $30.4 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than $5 million.

     At December 31, 2004, the cost range for reasonably possible outcomes for all reservable environmental remediation sites other than Pinal Creek and Yonkers was estimated to be from $156 million to $358 million, of which $186 million has been reserved. Significant work is expected to be completed in the next several years on the sites that constitute a majority of the reserve balance, subject to inherent delays involved in the remediation process.

     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In

2004 and 2003, the Company recognized proceeds from settlements reached with several insurance companies on historical environmental liability claims of $9.3 million and $0.5 million, net of fees and expenses, respectively.

     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2004, the cost range for reasonably possible outcomes for all such sites for which an estimate can be made was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

     The following table summarizes environmental reserve activities for the years ended December 31:

	2004	2003	2002

Balance, beginning of year	$317.2	305.9	311.2
Additions to reserves*	63.6	54.6	18.3
Reductions in reserve estimates	(4.7)	(12.7)	(4.3)
Spending against reserves	(72.5)	(24.1)	(19.3)
Reclassification to asset retirement obligations**	—	(6.5)	—

Balance, end of year	$303.6	317.2	305.9

*	2003 included $13.5 million for our acquisition of Heisei’s one-third interest in Chino Mines Company.

**	Upon adoption of SFAS No. 143, reserves for certain matters ($6.5 million) required by reclamation rules or laws were reclassified to asset retirement obligations (previously classified as environmental reserves).

Asset Retirement Obligations

     Since adopting SFAS No. 143, effective January 1, 2003, we recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s SFAS No. 143 cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire intangible long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.

     Prior to the adoption of SFAS No. 143, the Company recognized estimated final reclamation costs over the life of active mining properties primarily on a units-of-production basis. For non-operating sites on care-and-maintenance status, we suspended accrual of mine closure costs until the site resumed production. When management determined a mine should be permanently closed, any unrecognized closure obligation was recognized.

     The following tables summarize the asset retirement obligations and asset retirement cost activities for the years ended December 31:

Asset Retirement Obligations

	2004*	2003*	2002**

Balance, beginning of year	$225.3	138.6	100.6
Liability recorded upon adoption of SFAS No. 143***	—	10.4	—
Additional liabilities from fully consolidating El Abra and Candelaria	5.6	—	—
New liabilities during the period	1.8	16.8	33.1
Accretion expense	19.6	14.7	6.7
Payments	(28.9)	(1.8)	(1.8)
Revisions in estimated cash flows	51.6	46.4	—
Foreign currency translation adjustments	0.2	0.2	—

Balance, end of year	$275.2	225.3	138.6

*	Reflected accrual balances under SFAS No. 143.

**	Reflected accrual balances primarily on a units-of-production basis.

***	Amount included $7.9 million of reclassifications from environmental reserves ($6.5 million) and other liabilities ($1.4 million). Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

Asset Retirement Costs*

	2004	2003	2002

Gross balance, beginning of year	$138.9	—	—
Asset recorded upon adoption of SFAS No. 143**	—	91.5	—
Additional assets from fully consolidating El Abra and Candelaria**	3.8	—	—
New assets during the period	1.8	1.0	—
Revisions in estimated cash flows	51.6	46.4	—
Foreign currency translation adjustments	0.2	—	—

Gross balance, end of year	196.3	138.9	—
Less accumulated depreciation, depletion and amortization***	(71.2)	(60.7)	—

Net balance, end of year	$125.1	78.2	—

*	Only required under SFAS No. 143.

**	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

***	Accumulated depreciation, depletion and amortization included a $1.4 million adjustment from fully consolidating El Abra and Candelaria.

     During 2004, we revised our cash flow estimates ($43.6 million, discounted) for the Tyrone and Chino mines based on the following: (i) Tyrone’s permit revision issued on April 12, 2004, by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department that provided conditions for approval of Tyrone’s closure plan and established the financial assurance amount, (ii) updating Tyrone’s estimates for actual closure expenses incurred in 2004, and (iii) ongoing discussions with the New Mexico Environment Department (NMED) and MMD requiring us to now perform activities substantially different in scope to fulfill certain permit requirements for the tailing and stockpile studies and the acceleration of closure expenditures associated with our current life of mine plans at both Tyrone and Chino. The fair value of the trust assets, included in other assets and deferred charges, that are legally restricted to fund a portion of the asset retirement obligations was $85.3 million for Chino and Tyrone at December 31, 2004, and $64.0 million for Chino at December 31, 2003.

     We also revised our cash flow estimates at one of our Specialty Chemicals sites and at one of our non-operating sites ($4.8 million, discounted) due to accelerating reclamation activities associated with operational restructuring activities and at our Twin Buttes facility ($0.4 million, discounted) due to executing a new lease agreement that had previously expired in the 2003 fourth quarter. Additionally, we recognized an ARO at our Rotterdam facility ($2.8 million, discounted) resulting from a new estimate for closure activities pertaining to the entire site as required by the lease agreement.

     Additionally, we recognized reclamation costs of $1.8 million for new disturbance changes and $5.6 million associated with the full consolidation of El Abra and Candelaria. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)

     The impact of these changes in estimates, including the full consolidation of El Abra and Candelaria, resulted in an increase to accretion and depreciation expense of approximately $4 million for the year ended December 31, 2004.

     During 2003, we revised our cash flow estimates ($43.9 million, discounted) for the Chino and Tyrone mines based on an agreement reached in May 2003 with NMED and MMD for the financial assurance requirements as part of the closure plans related to our operations at Chino, Cobre and Tyrone. In September 2003, this agreement was finalized with NMED and MMD. In December 2003, MMD approved Chino’s closeout plan and Phelps Dodge tentatively finalized the closure project listing and cash flow estimates for the accelerated reclamation as described in the September 2003 finalized agreement (refer to discussion below). Additionally, we revised our cash flow estimates at Twin Buttes ($2.2 million, discounted) resulting from a change in probabilities due to the property’s lease agreement expiring in the 2003 fourth quarter (although lease renewal negotiations were ongoing) and at Hidalgo ($0.3 million, discounted) associated with the Brockman Silica mine.

     Additionally, we recognized reclamation costs of $1.0 million for new disturbance changes and $15.8 million associated with our acquisition of Heisei’s one-third interest in Chino Mines Company. In connection with the transaction, we received $64 million placed in a trust that is legally restricted to provide a portion of the financial assurance for mine closure/closeout obligations. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

     The impact of these changes in estimates resulted in an increase to accretion and depreciation expense of approximately $4 million for the year ended December 31, 2003.

     We have estimated that our share of the total cost of asset retirement obligations, including anticipated future disturbances, for the year ended December 31, 2004, aggregated approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as actual reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life, however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

Significant Arizona Environmental and Reclamation Programs

     ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under the APP regulations. The APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. The APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP also may require mitigation and discharge reduction or elimination of some discharges. Existing facilities operating under the APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics. We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. Permits for most of these other properties and facilities will likely be issued by ADEQ during 2005. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities, and therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.

     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. ADEQ has proposed modifications to the financial assurance requirements under the APP regulations.

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

     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent.

     At December 31, 2004 and 2003, we had accrued closure costs of approximately $48 million and $43 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $105 million.

     Cyprus Tohono Corporation (Cyprus Tohono), a wholly owned subsidiary of Cyprus Amax, leases lands on the Tohono O’odham Nation (the Nation). The leased lands include the site of a mining operation comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Preliminary studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost $5.0 million.

     The Nation, along with several federal agencies, has notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In 2003, Cyprus Tohono expanded its groundwater-monitoring well network, and samples from a few of the new wells show contaminant values above primary and secondary drinking water standards. Tests of a neighboring Native American village’s water supply well indicate elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village.

     EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List. Cyprus Tohono initiated an Engineering Evaluation/Cost Analysis (EE/CA) study of potential remedial alternatives to address the former tailing impoundment and evaporation pond areas; this study is being conducted through the EPA Superfund program’s Removal Branch. Based on information in the draft November 2004 EE/CA that was submitted to EPA, the Company increased its reserve for this Superfund matter from $10.9 million to $15.0 million. Cyprus Tohono is conducting treatability testing for the various remedial technologies under consideration in the draft EE/CA, and the Company will re-evaluate its reserve based on the results of those studies. Cyprus Tohono is subject to financial assurance for mine reclamation. It has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a Company performance guarantee.

     The Company’s historic United Verde mine has obtained an APP for closure of a tailing impoundment located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing impoundment has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing impoundment has been partially completed, and the Company intends to submit an amendment to alter the cap design for final closure. Construction of improvements under the proposed APP for the mine are expected to begin following issuance of the APP. Implementation of the plan under the proposed APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also has commenced under supervision of ADEQ at the nearby historic Iron King mine to manage potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under stormwater discharge permits. At the United Verde mine, APP and remedial costs are estimated to be approximately $15 million; at the Clarkdale tailing, APP costs are estimated to be approximately $12 million; and at the Iron King mine, voluntary remediation costs are estimated to be approximately $2 million. These amounts, totaling approximately $29 million, are included in environmental reserves at December 31, 2004.

Significant New Mexico Environmental and Reclamation Programs

     Background

     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. NMED has required Chino, Tyrone, Cobre and Hidalgo to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by MMD. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

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

     The Company’s cost estimates to perform the work itself (internal cost basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation.

     Chino Mines Company

     NMED issued Chino’s closure permit on February 24, 2003. The closure permit was appealed by a third party. WQCC dismissed the appeal, and that dismissal was appealed to the New Mexico Court of Appeals. If the dismissal is not upheld, WQCC could hold a public hearing on Chino’s closure permit.

     MMD issued a permit revision approving Chino’s closeout plan, subject to conditions, on December 18, 2003. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $395 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Chino has provided financial assurance to NMED and MMD for approximately $192 million (NPV basis), including a trust fund containing approximately $64 million and a third-party performance guarantee for approximately $128 million provided by Phelps Dodge. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.

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

     The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved Chino closure and closeout permits to be approximately $293 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $393 million (undiscounted and unescalated). This cost estimate excludes approximately $2 million of net environmental costs from the financial assurance cost estimate that are primarily not within the scope of SFAS No. 143. At December 31, 2004 and 2003, we had accrued approximately $52 million and $39 million, respectively, for closure and closeout at Chino.

     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required, although no feasibility studies have yet been completed. NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of December 31, 2004, is $23.0 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust at an estimated cost of $4.8 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of December 31, 2004, for the remaining work at Lake One is $1.5 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is $29.3 million.

     Phelps Dodge Tyrone, Inc.

     NMED issued Tyrone’s closure permit on April 8, 2003. Tyrone appealed to the WQCC, which upheld NMED’s permit conditions. Tyrone has appealed the WQCC’s decision to the New Mexico Court of Appeals.

     MMD issued a permit revision approving Tyrone’s closeout plan, subject to conditions, on April 12, 2004. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $439 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Tyrone has provided financial assurance to NMED and MMD for approximately $271 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of approximately $17 million, to increase to approximately $27 million over five years, a letter of credit for approximately $6 million, a surety bond for approximately $58 million, and a third-party performance guarantee for approximately $190 million provided by Phelps Dodge. Tyrone expects to replace both the letter of credit and the surety bond with other collateral approved by MMD and NMED over the next few months. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.

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

      During 2004, Tyrone commenced certain closure activities with the mining of the 1C Stockpile and placement of re-mined material on existing leach stockpiles for recovery of residual copper. Approximately $18 million was spent in 2004 on the 1C Stockpile removal action. Once removal activities are completed in 2005, the remaining material will be graded and capped to meet stipulated closure requirements. Tyrone also initiated planning for accelerated reclamation of tailing impoundments located within the Mangas Valley, with initial earthwork commencing in November 2004. The project is expected to be completed in 2008. During 2004, Tyrone also substantially completed the reclamation of the Burro Mountain tailing area at an approximate cost of $0.8 million. Upon NMED acceptance of completion for these various projects, Tyrone will request that NMED reduce its financial assurance obligations consistent with the value of the work completed.

     The Company estimates its costs, on an internal cost basis, to perform the requirements of Tyrone’s closure and closeout permits to be approximately $247 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate does not yet reflect the deduction of costs for work performed in 2004, and is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $442 million (undiscounted and unescalated). This cost estimate includes approximately $2 million of net costs in addition to the financial assurance cost estimate that primarily relate to an increased scope of work for the tailings and stockpiles, and updated estimates for actual closure expenditures. At December 31, 2004 and 2003, we had accrued approximately $99 million and $81 million, respectively, for closure and closeout at Tyrone.

     Cobre Mining Company

     NMED issued Cobre’s closure permit on December 10, 2004. MMD conducted a public hearing on February 3, 2005, on the proposed issuance of a permit revision approving Cobre’s closeout plan, subject to conditions. The third-party cost estimate is approximately $45 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cobre has provided financial assurance to NMED and MMD for approximately $29 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of at least $1 million, to increase to $3 million over five years, real estate collateral for approximately $8 million, and a third-party performance guarantee for approximately $20 million to be provided by Phelps Dodge.

     The terms of the NMED and MMD permits require Cobre to conduct supplemental studies concerning closure and closeout, including a feasibility study. The terms of the NMED permit also require Cobre to prepare and submit an abatement plan. The studies and abatement plan are due to be submitted to NMED before an application to renew the closure permit is due in 2009. Changes to the closure permit, which could increase or decrease the estimated cost of closure and closeout, will be considered when the permit is renewed. The permits also contain requirements and a schedule for Cobre to commence closure and reclamation of inactive portions of the operations, subject to Cobre’s ability to seek “standby status” for portions of the operations anticipated to resume operation in the future.

     Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $41 million (undiscounted and unescalated). This estimate will be updated when MMD approves the final closeout plan and establishes the financial assurance amount. At both December 31, 2004 and 2003, we had accrued approximately $7 million for closure and closeout at Cobre.

     Phelps Dodge Hidalgo, Inc.

     Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. The discharge permit requires updates of the closure plan, and NMED could require future enhancement of the system based upon the results of the ongoing study when the permit expires in 2005. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure accrual was approximately $7 million (undiscounted and unescalated). At both December 31, 2004 and 2003, we had accrued approximately $4 million for closure at Hidalgo.

Significant Colorado Reclamation Program

     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $10.1 million, respectively, for Climax and Henderson. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. Discussions are in progress with the Colorado Division of Minerals and Geology regarding the Henderson reclamation plan and related financial assurance. At December 31, 2004 and 2003, we had accrued closure costs of approximately $20 million and $18 million, respectively, for our Colorado operations.

Avian Mortalities and Natural Resources Damage Claims

     Since the fall of 2000, we have been sharing information and discussing various approaches with the U.S. Fish and Wildlife Service (FWS) in conjunction with the FWS investigations of avian mortalities at some of the Company’s mining operations, including Cyprus Tohono, Tyrone, Chino and Morenci. As a result of the FWS investigations, federal authorities have raised issues related to the avian mortalities under two federal laws, the Migratory Bird Treaty Act (MBTA) and the natural resource damages provision of CERCLA. As part of the discussions regarding the MBTA, the FWS has requested that the mining operations undertake various measures to reduce the potential for future avian mortalities, including measures to eliminate or reduce avian access to ponds that contain acidic water. The FWS interprets the MBTA as strictly prohibiting the unauthorized taking of any migratory bird, and there are no licensing or permitting provisions under the MBTA that would authorize the taking of migratory birds as a result of industrial operations such as mining. The Tyrone mine has entered into a settlement agreement with NMED to complete reclamation of its inactive tailing impoundments, which should address many of the avian concerns related to Tyrone. Cyprus Tohono and the Morenci mine also have developed plans for additional measures to address the FWS’s concerns.

     On August 9, 2004, a plea agreement was entered in the U.S. District Court for the District of Arizona to resolve MBTA charges at Morenci, under which Morenci pled guilty to one misdemeanor count. The plea agreement requires Morenci to implement a corrective action plan to address the avian concerns at that mine during a five-year probation period. The plea agreement also required payment of a $15,000 fine and expenditures totaling $90,000 toward identifying options to conduct mitigation projects and bird rehabilitation. Tyrone also is in discussions with the Department of Justice regarding an asserted violation of the MBTA and is using the Morenci plea agreement as a model to resolve this issue. Similar to Morenci, Tyrone expects to be required to implement a corrective action plan to mitigate future avian mortalities.

     The Company received a letter, dated August 21, 2003, from the U.S. Department of Interior as trustee for certain natural resources, and on behalf of trustees from the states of New Mexico and Arizona, asserting claims for natural resource damages relating to the avian mortalities and other matters. The notice cited CERCLA and the Clean Water Act and identified alleged releases of hazardous substances at the Chino, Tyrone and Continental (Cobre Mining Company) mines in New Mexico and the Morenci mine in Arizona. In addition to allegations of natural resource damages relating to avian mortalities, the letter alleges injuries to other natural resources, including other wildlife, surface water and groundwater. The letter was accompanied by a Preassessment Screen report. On July 13, 2004, the Company entered into a Memorandum of Agreement (MOA) to conduct a cooperative assessment of the alleged injury. The Company has entered into tolling agreements with the trustees to toll the statute of limitations while the Company and the trustees engage in the cooperative assessment process.

     The Bureau of Indian Affairs (BIA) and the Nation have notified Cyprus Tohono of potential claims for natural resource damages resulting from groundwater contamination and avian mortalities. The Company has expressed a willingness to engage in a cooperative assessment process.

     On February 6, 2004, the Company received a Notice of Intent to Initiate Litigation for Natural Resource Damages from the New Jersey Department of Environmental Protection for the Company’s Port Carteret facility. The Company offered to settle New Jersey’s claim through restoration work. The state has not responded to the Company’s settlement offer.

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

     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past few years, and many surety companies are now requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.

     Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2003, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation was introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.

     The federal Endangered Species Act protects species listed by the FWS as endangered or threatened, as well as designated critical habitat for those species. Some listed species and critical habitat may be found in the vicinity of our mining operations. When a federal permit is required for a mining operation, the agency issuing the permit must determine whether the activity to be permitted may affect a listed species or critical habitat. If the agency concludes that the activity may affect a listed species or critical habitat, the agency is required to consult with the FWS concerning the permit. The consultation process can result in delays in the permit process and the imposition of requirements with respect to the permitted activities as are deemed necessary to protect the listed species or critical habitat.

The mine operators also may be required to take or avoid certain actions when necessary to avoid affecting a listed species.

     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. Additionally, the Peruvian government approved a new reclamation law for which, as of December 31, 2004, the final regulations had not been defined or published. These potential law changes may impact our ARO estimates and financial assurance obligations. As of December 31, 2004, our ARO estimates for our Chilean and Peruvian mines were based on the requirements set forth in our environmental permits. We are in the process of determining the requirements and obtaining updated ARO estimates to comply with these new laws. Any potential impact of these new laws on Phelps Dodge cannot be reasonably estimated at this time.

     Our Chino smelter and Cobre copper operations in New Mexico; our Climax molybdenum mine in Colorado; and our Miami copper mine and refinery and Tohono copper operations in Arizona were on care-and-maintenance status during 2004.

     The following table lists for each operation: (i) the date it was placed on care-and-maintenance status; (ii) net property, plant and equipment; (iii) estimated closure costs; (iv) accrued closure costs; and (v) unaccrued closure costs.

		At 12/31/04
	Date	Net
	Placed on	Property,	Est.
	Care-and-	Plant and	Closure	Accrued
	Maintenance	Equip. (1)	Costs*	(2)	Unaccrued

Chino Smelter	1Q02	$119	—	—	—
Cobre	1Q99	59	41	7	34
Climax	Acq. 4Q99	137	60	16	44
Miami Mine and
Refinery	1Q02	139	42	17	25

		$454	143	40	103

*	Estimated closure costs are unescalated, undiscounted and on a third-party cost basis and reflect the closure cost estimate for the entire site.

(1)	Because depreciation for our mines and smelters is principally recognized on a units-of-production basis, these assets are generally not subject to depreciation due to their temporary curtailment status. Depreciation is recognized at the Miami operations associated with residual SX/EW cathode production, and at Climax primarily associated with equipment for water management. Additionally, there are certain short-lived assets that are continuing to be depreciated on a straight-line basis while the sites are on care-and-maintenance status.

(2)	For sites placed on care-and-maintenance status, we continue to recognize accretion expense for our asset retirement obligations.

(3)	We acquired Climax in the fourth quarter of 1999 as part of the Cyprus Amax acquisition. The Climax molybdenum mine had been placed on care-and-maintenance in 1995 by the predecessor owner. At year-end 2004, as well as at the acquisition, we expected to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves.

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

Legal

     In November 2002, Columbian Chemicals Company was contacted by U.S. and European antitrust authorities regarding a joint investigation they initiated into alleged price fixing in the carbon black industry. European antitrust authorities reviewed documents at three of Columbian Chemicals’ facilities in Europe, and U.S. authorities contacted Columbian Chemicals’ headquarters in Marietta, Georgia, but have not requested documents or other information.

     The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U. S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint filed in these actions does not name the Company as a defendant. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorneys’ fees. Columbian Chemicals Company and other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim. The plaintiffs have filed a motion for class certification. The Court has denied the motion to dismiss and has certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999 through January 18, 2005. Discovery is ongoing.

     Similar class actions have been filed in state courts in California, North Carolina, Florida, Kansas, New Jersey, South Dakota and Tennessee on behalf of indirect purchasers of carbon black in those and 17 other states and the District of Columbia alleging violations of state antitrust and deceptive trade practices laws. Columbian has also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed in state court. In the class action filed in state court in North Carolina, the court granted the defendants’ motion to dismiss and the plaintiff dropped his appeal of the decision, so that case has been dismissed. The court in the New Jersey action denied a motion to dismiss; the defendants have filed a motion for leave to take an interlocutory appeal.

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

21. Derivative Financial Instruments and Fair Value of Financial Instruments

     The following is a summary of our price protection programs:

(Units in millions)
	12/31/04	12/31/03

Fair Value Hedges
Copper fixed-price (lbs.)	11	11
Foreign currency (USD)	$37	19

Cash Flow Hedges
Metal purchase (lbs.)	30	10
Floating-to-fixed interest rate swaps (USD)	$—	121
Diesel fuel price protection (gallons)	11	37
Natural gas price protection (decatherms)	2	8

Other Economic Price Protection Programs
Not Qualifying for Hedge Accounting
Copper fixed-price rod sales (lbs.)	51	42
Copper price protection (lbs.)	650	—
Copper COMEX-LME arbitrage (lbs.)	76	—
Gold price protection (ounces)	0.1	0.1
Silver price protection (ounces)	0.7	—
Copper quotational period swaps (lbs.)	130	14
Other diesel fuel price protection (gallons)	6	13

     We do not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We will use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties or widely published market closing prices at year end. A summary of the derivative instruments we hold is discussed below.

Metals Hedging

     Fair Value Hedges

Copper Fixed-Price Hedging. Some of our copper wire customers request a fixed sales price instead of the COMEX average price in the month of shipment. As a convenience to these customers, we hedge our fixed-price sales exposure in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they requested. We accomplish this by entering into copper swap and futures contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price. Hedge gains or losses from these contracts are recognized in revenue.

     At December 31, 2004, our copper futures and swap contracts had maturities through December 2005. We did not have any significant gains or losses during the year resulting from ineffectiveness.

     Cash Flow Hedges

Metal Purchase Hedging. Our South American wire and cable operations may enter into metal (aluminum, copper and lead) swap contracts to hedge our raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of raw material used in fixed-price cable sold to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net raw material LME price consistent with that agreed to with our customers. Hedge gains or losses from the swap contracts are recognized in cost of products sold.

     At December 31, 2004, our outstanding metal swap contracts had maturities through August 2006. We did not have any significant gains or losses during the year resulting from ineffectiveness. Approximately $1 million of unrealized gains is currently recorded in other comprehensive income (loss) and is expected to be recognized as a reduction to cost of products sold during the next twelve months.

Foreign Currency Hedging

     Fair Value Hedges

     As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions for which we have a firm legal obligation by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. Hedge gains or losses from these contracts are recognized in cost of products sold associated with the purchase of goods and in interest expense associated with the hedging of currency exposure from foreign currency loans between subsidiaries.

     Our foreign exchange contracts in place at December 31, 2004, have maturities through April 2005. We did not have any significant gains or losses during the year resulting from ineffectiveness.

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

     Our interest rate swaps were considered to be fully effective with any resulting gains or losses on the derivative offset by a similar amount on the underlying interest payments or fair value of the debt. We did not recognize any significant gains or losses during the year resulting from ineffectiveness. At December 31, 2004, we did not have any outstanding fixed-to-floating interest rate swaps.

     Cash Flow Hedges

Floating-to-Fixed Interest Rate Swaps. In some situations, we are exposed to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to protect against our exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In June 2004, as a result of the Company’s prepayment of Candelaria’s senior debt, we also unwound the associated floating-to-fixed interest rate swaps. At December 31, 2004, we did not have any outstanding floating-to-fixed interest rate swaps.

Energy Price Protection Programs

     Cash Flow Hedges

Diesel Fuel Price Protection Program. We purchase significant quantities of diesel fuel to operate our mine sites and as an input to the manufacturing process. Diesel fuel price volatility impacts our cost of products sold. To reduce the Company’s exposure to price increases in diesel fuel purchases, the Company enters into diesel fuel protection programs for our North American and Chilean operations. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement. To implement these objectives, we may purchase out-of-the-money (OTM) diesel fuel call options and/or fixed-price swaps. The OTM call option contracts give the holder the right, but not the obligation, to purchase diesel fuel at a pre-determined price, or “strike price.” OTM call options are options that have a strike price above the commodity’s market price at the time of entering into the hedge transaction. Call options allow the Company to cap the diesel fuel purchase cost at the strike price of the option while allowing the Company the ability to purchase diesel fuel at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed diesel fuel purchase price for delivery during a specific hedge period.

     Our diesel fuel option contracts have maturities through March 2005. Hedge gains or losses from these contracts are recognized in cost of products sold. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2004, approximately $1 million in option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Natural Gas Price Protection Program. We purchase significant quantities of natural gas to supply our operations primarily as an input for electricity generation, copper refining and carbon black manufacturing. Price volatility of natural gas impacts our cost of products sold. To reduce the Company’s exposure to price increases in natural gas purchases, the Company enters into natural gas protection programs for our North American operations. The objective of the natural gas price protection program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in downward price movements. To implement these objectives, we may purchase OTM call options for natural gas. The OTM call option contracts give the holder the right, but not the obligation, to purchase natural gas at a pre-determined price, or strike price. OTM call options are options that have a strike price above the commodity’s market price at the time of entering into the hedge transaction. Call options allow the Company to cap the natural gas purchase cost at the strike price of the option while allowing the Company the ability to purchase natural gas at a lower cost when market prices are lower than the strike price.

     Our natural gas call option contracts outstanding at year-end 2004 protect our domestic operations through March 2005. Hedge gains or losses from these contracts are recognized in cost of products sold. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2004, approximately $1 million of option premiums were reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Feedstock Oil Price Protection Program. We purchase significant quantities of feedstock oil (a derivative of petroleum) that is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for our Specialty Chemicals segment. The objective of the feedstock oil price protection program is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To reduce our exposure to feedstock oil price risk, we purchase OTM call options that allow Phelps Dodge to cap the feedstock oil purchase cost at the strike price of the option while allowing the Company the ability to purchase feedstock oil at a lower cost when market prices are lower than the strike price.

     At December 31, 2004, we did not have any feedstock oil option contracts outstanding to protect our North American operations. Effectiveness is assessed using an intrinsic value method with the time value of money component recognized immediately in earnings. During 2004, we did not have any significant option premiums reflected in cost of products sold associated with amounts excluded from the hedge effectiveness assessment.

Other Protection Programs

     Our copper fixed-price rod sales program, copper price protection program, copper COMEX-LME arbitrage program, gold and silver price protection programs, copper quotational period swap program and other diesel fuel price protection programs did not meet all of the criteria to qualify under SFAS Nos. 133, 137, 138 and 149 as hedge transactions. These derivative contracts and programs are discussed below.

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

     At December 31, 2004, we had approximately $7 million of unrealized gains associated with the copper rod price protection program, which were recognized as revenue. At December 31, 2004, our copper rod protection program had maturities through October 2006.

Copper Price Protection Program. We may purchase copper options or zero-cost copper collars to protect a portion of our expected future sales in order to limit the effects of potential decreases in copper selling prices. Our zero-cost copper collars consist of the simultaneous purchase of a monthly put option and the sale of an annual call option (collar). The put option portion of our protection contracts effectively ensures a minimum price received per pound while the call option portion of our protection contracts establishes a calling or maximum price received per pound of our expected future sales.

     At December 31, 2004, we had approximately $1 million of unrealized losses associated with the copper price protection program, which were recognized as revenue. At December 31, 2004, our copper price protection program had maturities through December 2005.

     Copper COMEX-LME Arbitrage Program. A portion of our North American rod mill copper cathodes consumed to make copper products are purchased using the monthly average LME copper price. North American refined copper products are sold using the monthly average COMEX copper price. As a result, domestic rod mill purchases of LME priced copper are subject to COMEX-LME price differential risk. From time to time, we may transact copper swaps to hedge the COMEX-LME price differential for LME priced copper cathodes purchased for sale in the North American market.

     At December 31, 2004, we did not have any significant unrealized gains or losses associated with the copper COMEX-LME arbitrage contracts recorded to cost of products sold. At December 31, 2004, our copper COMEX-LME arbitrage program had maturities through December 2005.

Gold and Silver Price Protection Programs. Our 80 percent partnership interest in Candelaria (mining operation in Chile) produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold and silver. To protect our exposure to reduced gold and silver selling prices while retaining the ability to participate in some price increases, we entered into zero-cost collars. The simultaneous purchase of a put option and sale of a call option (collar) provides downside price protection against substantial declines in selling prices while retaining the ability to participate in some price increases.

     At year-end 2004, there was no unrealized gain or loss associated with the options contracts. Hedge gains or losses from the protection contracts are recognized in revenue. At December 31, 2004, our gold and silver price protection programs had maturities through December 2005.

Copper Quotational Period Swap Program. The copper content in Candelaria’s copper concentrate is sold at the monthly average LME copper price, generally from one to three months after arrival at the customer’s facility. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month of shipment average LME copper price.

     At year-end 2004, an unrealized loss of approximately $11 million associated with the copper swap contracts was recorded to revenue. At December 31, 2004, our copper quotational period swap program had maturities through April 2005.

Other Diesel Fuel Price Protection Programs. Some of our diesel fuel price protection programs do not qualify for hedge accounting treatment. We purchase significant quantities of diesel fuel to operate our mine sites as an input to the manufacturing process. Price volatility of diesel fuel impacts our cost of products sold. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement. To implement these objectives, we may purchase OTM diesel fuel call options and/or fixed-price swaps. Purchase of diesel fuel call options protects us against significant upward movement in diesel fuel prices while allowing us full participation in downward movements. Fixed-price swaps allow us to establish a fixed diesel fuel purchase price for delivery during a specific hedge period.

     At year-end 2004, there was no unrealized gain or loss associated with these diesel fuel option contracts. At December 31, 2004, these diesel fuel option contracts had maturities through March 2005.

Credit Risk

     We are exposed to credit loss in cases where the financial institutions with which we have entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay us when they owe us funds as a result of our protection agreements with them. To minimize the risk of such losses, we use highly rated financial institutions that meet certain requirements. We also periodically review the creditworthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we deal with will default on their obligations. As of December 31, 2004, the maximum amount of credit exposure was approximately $11 million.

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

     A comparison of the carrying amount and the estimated fair values of our financial instruments at December 31, 2004, were as follows:

	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$1,200.1	1,200.1
Investments and long-term receivables (excluding $44.7 million of equity investments for which it is not practicable to estimate fair value)*	$76.0	590.3
Long-term debt (including amounts due within one year)	$1,018.1	1,225.7

*	Our largest cost basis investment is our minority interest in SPCC, which is carried at a book value of $13.2 million. Our ownership interest in SPCC is represented by our share of a class of SPCC common stock that is currently not registered for trading on any public exchange. Based on the New York Stock Exchange closing market price of listed SPCC shares on December 31, 2004, an estimate of the fair value of our investment is approximately $527.5 million.

22. Business Segment Data

     Our business consists of two major divisions, PDMC and PDI. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment. In 2004, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based upon our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments in 2004, whereas, in 2003 and 2002 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2003 and 2002 has been revised to conform with the 2004 presentation.

     PDMC is our international business division that comprises our vertically integrated copper operations from mining through rod production, primary molybdenum operations through conversion, marketing and sales, and worldwide exploration. PDMC includes 12 reportable copper production segments and other mining activities.

     PDMC has six reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria and Chino/Cobre segments produce gold and silver. The Bagdad, Sierrita and Chino mines also produce molybdenum and rhenium as by-products.

     PDMC’s Manufacturing segment consists of conversion facilities, including our smelters, refineries and rod mills. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.

     PDMC’s Sales segment functions as an agent to sell copper from our copper production and manufacturing segments. It also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.

     The Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemicals, molybdenum metal powders and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products. The technology center works on new product development and product applications. The principal focus is on molybdenum-based products; however, other metal-based products and application opportunities are also explored.

     The Manufacturing and Sales segments are primarily responsible for selling all copper produced at the U.S. mines. The U.S. mines transfer their copper production to the Manufacturing and Sales segments of PDMC. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Additionally, the South American mines sold approximately 41 percent of their copper to the Sales segment in 2004 and approximately 44 percent in 2003 and 2002. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and certain transportation premiums.

     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital of PDMC’s segments that may not be reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. All federal and state income taxes are recorded and managed at the corporate level with the exception of foreign income taxes, which are generally recorded and managed at the applicable segment level. Accordingly, the segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

     PDI, our manufacturing division, produces engineered products principally for the global energy, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses including magnet wire, energy cables and specialty conductors.

     Interdivision sales reflect the transfer of copper from PDMC to PDI at the same prices charged to outside customers.

     The Company currently is exploring strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth.

FINANCIAL DATA BY GEOGRAPHIC AREA

     The following tables give a summary of financial data by geographic area and business segments for the years 2002 through 2004. (Refer to Notes 2, Acquisitions and Divestitures, and 3, Special Items and Provisions, to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.)

	2004	2003	2002

Sales and other operating revenues:
Unaffiliated customers
United States	$4,431.7	2,601.1	2,301.8
Latin America*	2,063.8	1,044.6	986.2
Other	593.8	497.0	434.0

	$7,089.3	4,142.7	3,722.0

Long-lived assets at December 31:
United States	$3,556.2	3,654.9	3,656.0
Latin America**	1,910.4	1,538.7	1,645.3
Other	404.0	281.7	288.5

	$5,870.6	5,475.3	5,589.8

* Sales and other operating revenues in Chile	$1,398.4	584.9	556.6
** Long-lived assets in Chile	$1,370.7	984.0	1,057.0

     Revenue is attributed to countries based on the location the sale originated.

Financial Data By Business Segment

	U.S. Mines						South American Mines
				Miami/	Chino/		Candelaria/	Cerro		Primary
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Ojos del Salado*	Verde	El Abra*	Molybdenum

2004
Sales and other operating revenues:
Unaffiliated customers	—	—	9.0	—	8.6	—	456.8	99.4	383.4	985.3
Intersegment	922.8	410.9	512.1	28.0	232.5	111.7	234.0	162.6	267.1	—
Depreciation, depletion and amortization	75.3	24.9	13.0	5.0	15.4	13.1	52.2	32.2	121.3	31.0
Operating income (loss) before special items and provisions	376.3	174.9	264.3	(5.0)	58.8	28.7	303.3	130.0	273.7	103.0
Special items and provisions	(0.6)	—	—	(0.1)	(1.2)	(5.8)	—	—	—	0.3
Operating income (loss)	375.7	174.9	264.3	(5.1)	57.6	22.9	303.3	130.0	273.7	103.3
Interest income	—	—	—	—	1.1	—	1.0	1.1	1.0	0.3
Interest expense	—	—	—	—	—	—	(6.3)	(2.0)	(16.8)	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(53.3)	(45.2)	22.8	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(46.0)	(16.0)	(134.8)	—
Equity in net earnings of affiliated companies	—	—	(0.1)	—	—	—	—	—	—	—
Equity basis investments	—	—	0.2	1.1	—	—	0.3	—	—	—
Assets at December 31	933.3	440.8	320.6	103.0	456.0	213.9	889.1	560.0	958.8	835.4
Expenditures for segment assets	28.2	24.1	32.5	1.2	18.6	16.1	17.5	16.4	12.9	16.0

2003
Sales and other operating revenues:
Unaffiliated customers	—	—	—	—	0.3	—	218.5	41.4	136.2	383.6
Intersegment	587.8	222.2	247.0	32.9	45.9	93.4	101.4	115.3	93.2	—
Depreciation, depletion and amortization	76.1	20.5	13.4	6.9	9.0	13.0	43.5	28.7	67.7	25.5
Operating income (loss) before special items and provisions	78.5	30.1	50.9	(5.5)	(4.1)	(16.7)	100.5	42.7	39.4	8.6
Special items and provisions	(1.1)	—	—	(0.5)	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	77.4	30.1	50.9	(6.0)	(5.4)	(17.2)	100.5	42.7	39.4	8.6
Interest income	—	—	—	—	—	—	1.0	0.2	—	0.3
Interest expense	—	—	—	—	—	—	(14.2)	(1.8)	(14.8)	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(14.9)	(15.6)	1.1	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	—	(5.1)	—	—
Equity in net earnings of affiliated companies	—	—	—	—	—	—	—	—	—	—
Extraordinary gain	—	—	—	—	68.3	—	—	—	—	—
Cumulative effect of accounting change	3.6	1.5	1.1	(2.7)	(4.3)	2.7	—	0.9	(0.4)	1.4
Equity basis investments	—	—	0.4	0.9	—	—	0.3	—	—	—
Assets at December 31	1,008.9	439.0	300.5	119.0	413.2	168.3	684.5	440.8	532.9	787.6
Expenditures for segment assets**	16.5	10.4	8.1	1.2	(46.7)	2.0	4.6	5.1	1.0	13.4

** 2003 expenditures for segment assets included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with the acquisition of their one-third partnership interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

2002
Sales and other operating revenues:
Unaffiliated customers	—	—	—	—	0.7	—	163.5	36.8	172.5	268.7
Intersegment	521.9	170.1	193.5	22.8	58.1	103.7	102.7	97.2	89.9	—
Depreciation, depletion and amortization	78.7	15.4	12.0	5.7	11.2	12.5	39.0	30.8	63.1	24.1
Operating income (loss) before special items and provisions	24.6	5.2	14.7	(13.3)	6.8	1.6	47.6	24.8	(7.0)	7.6
Special items and provisions	(0.5)	0.8	(0.5)	(2.3)	(117.2)	—	—	—	—	1.0
Operating income (loss)	24.1	6.0	14.2	(15.6)	(110.4)	1.6	47.6	24.8	(7.0)	8.6
Interest income	—	—	—	—	—	—	1.2	0.2	0.3	0.4
Interest expense	—	—	—	—	—	—	(20.7)	(5.3)	(21.6)	0.4
Benefit (provision) for taxes on income	—	—	—	—	—	—	(4.6)	(5.8)	0.2	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	—	(3.5)	—	—
Equity in net earnings of affiliated companies	—	—	—	—	—	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—
Equity basis investments	—	—	0.4	—	—	—	0.4	—	—	—
Assets at December 31	1,077.4	456.2	309.9	124.7	282.6	150.9	633.5	428.0	504.5	779.0
Expenditures for segment assets	9.9	38.6	3.0	0.3	3.1	3.6	2.2	7.3	6.3	9.8

*	2004 reflected full consolidation of Candelaria and El Abra; 2003 and 2002 reflected Candelaria and El Abra on a pro rata basis (80 percent and 51 percent, respectively).

Note:	Refer to Notes 2 and 3 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

Financial Data By Business Segment  (continued)

										Corporate,
			PDMC		PDMC	PDMC	Specialty	Wire &	PDI	Other &
	Manufacturing	Sales	Segments	Other	Eliminations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Total

2004
Sales and other operating revenues:
Unaffiliated customers	2,519.4	959.0	5,420.9	22.5	—	5,443.4	674.1	971.8	1,645.9	—	7,089.3
Intersegment	228.4	204.3	3,314.4	69.5	(3,168.6)	215.3	—	0.5	0.5	(215.8)	—
Depreciation, depletion and amortization	22.5	—	405.9	4.8	—	410.7	51.6	35.1	86.7	9.7	507.1
Operating income (loss) before special items and provisions	32.3	4.1	1,744.4	(126.4)	—	1,618.0	34.6	30.2	64.8	(111.7)	1,571.1
Special items and provisions	(3.2)	—	(10.6)	(0.7)	—	(11.3)	(5.9)	(11.4)	(17.3)	(38.9)	(67.5)
Operating income (loss)	29.1	4.1	1,733.8	(127.1)	—	1,606.7	28.7	18.8	47.5	(150.6)	1,503.6
Interest income	—	—	4.5	4.7	(4.2)	5.0	10.0	0.7	10.7	5.6	21.3
Interest expense	(4.1)	(0.5)	(29.7)	—	4.2	(25.5)	(16.1)	(6.0)	(22.1)	(79.5)	(127.1)
Benefit (provision) for taxes on income	—	—	(75.7)	—	—	(75.7)	—	—	—	(66.6)	(142.3)
Minority interests in consolidated subsidiaries	—	—	(196.8)	—	—	(196.8)	(0.7)	(4.3)	(5.0)	—	(201.8)
Equity in net earnings of affiliated companies	—	—	(0.1)	(0.8)	—	(0.9)	—	0.5	0.5	2.3	1.9
Equity basis investments	—	—	1.6	13.3	—	14.9	—	5.9	5.9	23.9	44.7
Assets at December 31	466.9	37.5	6,215.3	1,294.2	(1,407.1)	6,102.4	830.3	614.2	1,444.5	1,047.2	8,594.1
Expenditures for segment assets	24.1	0.1	207.7	38.9	0.6	247.2	31.0	25.2	56.2	13.9	317.3

2003
Sales and other operating revenues:
Unaffiliated customers	1,384.6	642.2	2,806.8	21.8	—	2,828.6	644.2	669.9	1,314.1	—	4,142.7
Intersegment	180.7	121.8	1,841.6	67.4	(1,781.8)	127.2	—	0.3	0.3	(127.5)	—
Depreciation, depletion and amortization	16.9	—	321.2	6.8	—	328.0	45.9	35.5	81.4	13.2	422.6
Operating income (loss) before special items and provisions	26.5	5.5	356.4	(85.7)	—	270.7	51.1	15.7	66.8	(101.9)	235.6
Special items and provisions	(0.1)	—	(3.5)	(2.0)	—	(5.5)	3.7	(2.0)	1.7	(34.2)	(38.0)
Operating income (loss)	26.4	5.5	352.9	(87.7)	—	265.2	54.8	13.7	68.5	(136.1)	197.6
Interest income	—	—	1.5	4.8	(4.3)	2.0	7.6	0.9	8.5	5.9	16.4
Interest expense	(4.1)	(0.2)	(35.1)	(0.3)	4.3	(31.1)	(29.9)	(5.1)	(35.0)	(79.7)	(145.8)
Benefit (provision) for taxes on income	—	—	(29.4)	—	—	(29.4)	—	—	—	(18.9)	(48.3)
Minority interests in consolidated subsidiaries	—	—	(5.1)	1.6	—	(3.5)	(0.5)	(3.7)	(4.2)	—	(7.7)
Equity in net earnings of affiliated companies	—	—	—	(0.1)	—	(0.1)	—	0.7	0.7	2.1	2.7
Extraordinary gain	—	—	68.3	—	—	68.3	—	—	—	—	68.3
Cumulative effect of accounting change	—	—	3.8	4.7	—	8.5	0.5	—	0.5	(0.6)	8.4
Equity basis investments	—	—	1.6	—	—	1.6	—	5.9	5.9	25.5	33.0
Assets at December 31	465.2	2.4	5,362.3	1,489.3	(1,613.7)	5,237.9	759.0	521.6	1,280.6	754.4	7,272.9
Expenditures for segment assets**	9.9	—	25.5	9.6	(1.8)	33.3	23.9	17.1	41.0	28.1	102.4

** 2003 expenditures for segment assets included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with the acquisition of their one-third partnership interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)

2002
Sales and other operating revenues:
Unaffiliated customers	1,256.9	566.5	2,465.6	20.2	—	2,485.8	548.8	687.4	1,236.2	—	3,722.0
Intersegment	268.8	127.0	1,755.7	57.2	(1,676.5)	136.4	—	0.4	0.4	(136.8)	—
Depreciation, depletion and amortization	24.4	0.1	317.0	2.8	—	319.8	41.3	40.7	82.0	8.4	410.2
Operating income (loss) before special items and provisions	13.7	(8.8)	117.5	(65.6)	—	51.9	47.0	5.6	52.6	(77.4)	27.1
Special items and provisions	0.2	—	(118.5)	1.6	—	(116.9)	1.1	(23.1)	(22.0)	(97.5)	(236.4)
Operating income (loss)	13.9	(8.8)	(1.0)	(64.0)	—	(65.0)	48.1	(17.5)	30.6	(174.9)	(209.3)
Interest income	—	—	2.1	3.8	(2.9)	3.0	4.2	1.4	5.6	7.2	15.8
Interest expense	(2.8)	(0.1)	(50.1)	(0.5)	2.9	(47.7)	(28.9)	(3.4)	(32.3)	(107.0)	(187.0)
Benefit (provision) for taxes on income	—	—	(10.2)	—	—	(10.2)	—	—	—	125.1	114.9
Minority interests in consolidated subsidiaries	—	—	(3.5)	—	—	(3.5)	(1.0)	(3.3)	(4.3)	—	(7.8)
Equity in net earnings of affiliated companies	—	—	—	0.1	—	0.1	—	0.7	0.7	1.9	2.7
Cumulative effect of accounting change	—	—	—	—	—	—	—	(22.9)	(22.9)	—	(22.9)
Equity basis investments	—	—	0.8	—	—	0.8	—	5.2	5.2	25.8	31.8
Assets at December 31	463.4	12.6	5,222.7	1,696.4	(1,790.8)	5,128.3	679.2	506.9	1,186.1	714.6	7,029.0
Expenditures for segment assets	7.0	—	91.1	2.6	—	93.7	24.1	9.3	33.4	6.1	133.2

Note:	Refer to Notes 2 and 3 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

PART III

Items 10, 11, 12, 13 and 14.

     The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the material included under the captions “Election of Directors,” “Beneficial Ownership of Securities,” “Equity Compensation Plan Information”, “Executive Compensation” and “Other Matters” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 27, 2005 (the 2005 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report and included below is certain information related to changes in the compensation of the Company’s Directors. The 2005 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 13, 2005.

     Effective as of July 1, 2004, directors who are not salaried employees of the Company (non-employee directors) will receive the following annual compensation for their board service:

Annual retainer	$65,000
Annual committee chair retainer*	$3,000
Attendance fees:
For each board meeting	$1,500
For each board committee meeting	$1,500

Shares of stock: The foregoing retainers and fees, at the election of the director, may be received in an equivalent number of the Company’s common shares in lieu of cash.

Stock Units: Effective for awards made on or after January 1, 2005, the number of units equal in value to $75,000, on the date of grant, under the Company’s Directors Stock Unit Plan.

*	With the following exceptions: The Audit Committee Chair retainer is $12,500; the Compensation and Management Development Committee Chair retainer is $7,500; the Committee on Directors and Corporate Governance Chair retainer is $5,000.

     Additionally, the Company’s Code of Business Ethics and Policies, Corporate Governance Guidelines, and the charters of the Audit Committee, Committee on Directors and Corporate Governance, and Compensation and Management Development Committee are available and maintained on the Company’s Web site (http://www.phelpsdodge.com).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements:

Statement of Consolidated Operations, page 92.

Consolidated Balance Sheet, page 93.

Consolidated Statement of Cash Flows, page 94.

Consolidated Statement of Shareholders’ Equity, page 95.

2.	Financial Statement Schedule:

Valuation and Qualifying Accounts and Reserves, page 142.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.2	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective April 20, 2004, among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-82)).

4.2	Rights Agreement, dated as of February 5, 1998 between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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

4.3	Form of Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.4	Form of 6.375 percent Note, due November 1, 2004, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Company, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Company (incorporated by reference to Exhibit 4.9 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Company (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.11	Form of 6.125 percent Note due March 15, 2034, of the Company issued on March 4, 2004, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee.

10.	Management contracts and compensatory plans and agreements.

10.1	The Company’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Company’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 of the Company’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantial similar provisions to Exhibits 10.1 and 10.2 above.

10.3	Description of the Company’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change of Control Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.6	Amended and restated form of Severance Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (incorporated by reference to Exhibit 10.8 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)). Second Amendment to Plan, effective for awards as of January 1, 2005.

10.11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	The Company’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), and forms of: (i) Stock Option Agreement; (ii) Supplement A to Stock Option Agreement; (iii) Supplement B to Stock Option Agreement; (iv) Restricted Stock Letter Agreement; (v) Restricted Stock Letter Agreement (cliff vesting), each effective May 23, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 1-82); form of Restricted Stock Letter (graduated vesting) (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 1-82)); and form of amended Restricted Stock letters (graduated and cliff vesting), effective February 3, 2004 (incorporated by reference to Exhibit 10.12 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

Note: Omitted from the filing pursuant to the Instruction to Item 601(b) (10) are any actual agreement between the Company and certain officers under the 2003 Plan, which contain substantially similar provisions to Exhibit 10.12 above.

10.13	Letter of employment by and between Phelps Dodge Corporation and James P. Berresse (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005 (SEC File No. 1-82)).

10.14	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and its named executive officers and other members of its senior management team on or after this adoption date.

10.15	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and a second group of the Company’s key management personnel on or after this adoption date.

10.16	Amended and restated form of Severance Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and certain of its executives on or after this adoption date.

11	Computation of per share earnings.

12.1	Computation of ratios of earnings to fixed charges.

12.2	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

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

Schedule II

Phelps Dodge Corporation and Consolidated Subsidiaries
Valuation and Qualifying Accounts and Reserves

(In millions)

		Additions
	Balance at	Charged to				Balance
	beginning	costs and				at end
	of period	expenses	Other		Deductions	of period

Reserve deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

December 31, 2004	$10.1	6.4	2.2		1.3	17.4

December 31, 2003	$14.1	0.9	(1.4)		3.5	10.1

December 31, 2002	$14.2	5.0	(0.5)		4.6	14.1

Supplies:

December 31, 2004	$31.8	4.1	1.8		4.7	33.0

December 31, 2003	$28.4	8.1	0.2		4.9	31.8

December 31, 2002	$27.2	9.7	1.8		10.3	28.4

Deferred Tax Assets:

December 31, 2004	$461.3	(232.8)	54.3	(A)	—	282.8

December 31, 2003	$508.4	47.0	—		94.1	461.3

December 31, 2002	$550.4	70.6	—		112.6	508.4

(A)	Valuation allowance relating to El Abra’s net deferred tax assets was recorded in conjunction with the implementation of Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and the revised Interpretation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION
(Registrant)

March 7, 2005	By:	/s/ Ramiro G. Peru

Ramiro G. Peru
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman, Chief Executive Officer
and Director
/s/ J. Steven Whisler	(Principal Executive Officer)	March 7, 2005

J. Steven Whisler

Executive Vice President
and Chief Financial Officer
/s/ Ramiro G. Peru	(Principal Financial Officer)	March 7, 2005
Ramiro G. Peru

Vice President and Controller
/s/ Denise R. Danner	(Principal Accounting Officer)	March 7, 2005
Denise R. Danner

(Robert N. Burt, Archie W. Dunham, William A. Franke, Robert D. Johnson, Marie L. Knowles, Robert D. Krebs, Jon C. Madonna, Gordon R. Parker, William J. Post, Jack E. Thompson, Directors)		March 7, 2005

By:	/s/ Ramiro G. Peru

Ramiro G. Peru
Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.2	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective April 20, 2004, among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-82)).

4.2	Rights Agreement, dated as of February 5, 1998 between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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

4.3	Form of Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Registration Statement and Post-Effective Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.4	Form of 6.375 percent Note, due November 1, 2004, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Company, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture dated as of September 22, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Company (incorporated by reference to Exhibit 4.9 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Company (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.11	Form of 6.125 percent Note due March 15, 2034, of the Company issued on March 4, 2004, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee.

10.	Management contracts and compensatory plans and agreements.

10.1	The Company’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Company’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 of the Company’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantial similar provisions to Exhibits 10.1 and 10.2 above.

10.3	Description of the Company’s Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of the Corporation’s 1993 Form 10-K (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change of Control Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.6	Amended and restated form of Severance Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (incorporated by reference to Exhibit 10.8 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)). Second Amendment to Plan, effective for awards as of January 1, 2005.

10.11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).

Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers under the 1998 Plan, which contain substantially similar provisions to Exhibit 10.11 above.

10.12	The Company’s 2003 Stock Option and Restricted Stock Plan (the 2003 Plan), and forms of: (i) Stock Option Agreement; (ii) Supplement A to Stock Option Agreement; (iii) Supplement B to Stock Option Agreement; (iv) Restricted Stock Letter Agreement; (v) Restricted Stock Letter Agreement (cliff vesting), each effective May 23, 2003 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 1-82); form of Restricted Stock Letter (graduated vesting) (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 1-82)); and form of amended Restricted Stock letters (graduated and cliff vesting), effective February 3, 2004 (incorporated by reference to Exhibit 10.12 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

Note: Omitted from the filing pursuant to the Instruction to Item 601(b) (10) are any actual agreement between the Company and certain officers under the 2003 Plan, which contain substantially similar provisions to Exhibit 10.12 above.

10.13	Letter of employment by and between Phelps Dodge Corporation and James P. Berresse (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005 (SEC File No. 1-82)).

10.14	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and its named executive officers and other members of its senior management team on or after this adoption date.

10.15	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and a second group of the Company’s key management personnel on or after this adoption date.

10.16	Amended and restated form of Severance Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and certain of its executives on or after this adoption date.

11	Computation of per share earnings.

12.1	Computation of ratios of earnings to fixed charges.

12.2	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.

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