Form 10-Q
period 2005-03-31
PHELPS DODGE CORP
filed 2005-04-29
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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
Yes ☑      No ☐.

Number of Common Shares outstanding at April 27, 2005: 96,882,340 shares.

- i -

PHELPS DODGE CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2005

PHELPS DODGE CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

PHELPS DODGE CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited; in millions except per share data)

	First Quarter
	2005	2004
Sales and other operating revenues	$2,066.5	1,597.0

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,322.9	1,098.4
Depreciation, depletion and amortization	129.4	124.9
Selling and general administrative expense	47.3	38.5
Exploration and research expense	18.8	13.6
Special items and provisions, net (see Note 3)	(0.9)	6.8

	1,517.5	1,282.2

Operating income	549.0	314.8
Interest expense	(23.7)	(39.0)
Capitalized interest	0.8	0.1
Early debt extinguishment costs	—	(22.4)
Miscellaneous income and expense, net	18.1	2.2

Income before taxes, minority interests in consolidated subsidiaries and equity in net earnings (losses) of affiliated companies	544.2	255.7
Provision for taxes on income	(131.2)	(6.2)
Minority interests in consolidated subsidiaries	(27.0)	(63.6)
Equity in net earnings (losses) of affiliated companies	0.7	(0.2)

Net income	386.7	185.7
Preferred stock dividends	(3.4)	(3.4)

Net income applicable to common shares	$383.3	182.3

Weighted average number of common shares outstanding – basic	95.7	91.7

Basic earnings per common share	$4.00	1.99

Weighted average number of common shares outstanding – diluted	100.9	97.9

Diluted earnings per common share	$3.83	1.90

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,398.0	1,200.1
Accounts receivable, less allowance for doubtful accounts (2005 - $16.4; 2004 - $17.4)	978.1	761.5
Mill and leach stockpiles	28.0	26.2
Inventories	406.7	392.1
Supplies	200.1	192.7
Prepaid expenses and other current assets	63.5	46.0
Deferred income taxes	44.5	43.1

Current assets	3,118.9	2,661.7
Investments and long-term receivables	135.5	120.7
Property, plant and equipment, net	5,285.5	5,318.9
Long-term mill and leach stockpiles	132.0	131.0
Deferred income taxes	47.2	61.8
Goodwill	103.5	103.5
Intangible assets, net	5.3	5.3
Other assets and deferred charges	195.3	191.2

	$9,023.2	8,594.1

Liabilities
Current liabilities:
Short-term debt	$30.3	78.8
Current portion of long-term debt	45.8	45.9
Accounts payable and accrued expenses	961.1	972.1
Dividends payable	3.4	3.4
Accrued income taxes	104.7	67.8

Current liabilities	1,145.3	1,168.0
Long-term debt	970.7	972.2
Deferred income taxes	457.4	448.4
Other liabilities and deferred credits	1,115.5	1,107.3

	3,688.9	3,695.9

Commitments and contingencies (see Notes 5, 6 and 8)

Minority interests in consolidated subsidiaries	581.8	555.1

Shareholders’ equity
Common shares, par value $6.25; 200.0 shares authorized; 96.8 outstanding (2004 - 95.9) after deducting 9.0 shares (2004 - 9.9) held in treasury, at cost	605.1	599.5
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2005 and 2004	2.0	2.0
Capital in excess of par value	1,961.4	1,906.4
Retained earnings	2,599.2	2,239.9
Accumulated other comprehensive loss	(377.4)	(384.2)
Other	(37.8)	(20.5)

	4,752.5	4,343.1

	$9,023.2	8,594.1

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income	$386.7	185.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	129.4	124.9
Deferred income tax provision	24.4	(32.3)
Equity in net earnings (losses) of affiliated companies, net of dividends received	(0.1)	1.3
Special items and provisions	(0.9)	11.3
Early debt extinguishment costs	—	22.4
Minority interests in consolidated subsidiaries	27.0	63.6
Changes in current assets and liabilities:
Accounts receivable	(137.0)	(216.3)
Sale (repayment) of securitized accounts receivable	(85.0)	—
Mill and leach stockpiles	(1.8)	5.1
Inventories	(17.3)	9.4
Supplies	(8.0)	(1.3)
Prepaid expenses	(17.7)	(25.3)
Interest payable	15.2	20.0
Other accounts payable	(2.8)	67.5
Accrued income taxes	38.0	29.2
Other accrued expenses	(30.1)	(8.1)
Other operating, net	(5.9)	(0.5)

Net cash provided by operating activities	314.1	256.6

Investing activities
Capital outlays	(68.2)	(46.5)
Capitalized interest	(0.8)	(0.1)
Investments in subsidiaries and other, net of cash received and acquired	(0.1)	(0.2)
Proceeds from asset dispositions	1.2	1.1
Other investing, net	(3.2)	3.3

Net cash used in investing activities	(71.1)	(42.4)

Financing activities
Proceeds from issuance of debt	—	149.8
Payment of debt	(49.0)	(499.2)
Common dividends	(24.0)	—
Preferred dividends	(3.4)	(3.4)
Issuance of shares, net	31.3	151.6
Debt issue costs	—	(1.6)
Other financing, net	—	(38.4)

Net cash used in financing activities	(45.1)	(241.2)

Increase (decrease) in cash and cash equivalents	197.9	(27.0)
Increase at beginning of 2004 from fully consolidating El Abra and Candelaria	—	28.3
Cash and cash equivalents at beginning of period	1,200.1	683.8

Cash and cash equivalents at end of period	$1,398.0	685.1

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Loss*	Other	Equity
Balance at December 31, 2004	95.9	$599.5	2.0	$2.0	$1,906.4	$2,239.9	$(384.2)	$(20.5)	$4,343.1
Stock options exercised	0.7	4.4			37.4				41.8
Restricted shares issued/cancelled, net	0.2	1.3			18.6			(17.3)	2.6
Common shares purchased		(0.1)			(1.0)				(1.1)
Dividends on preferred shares						(3.4)			(3.4)
Dividends on common shares						(24.0)			(24.0)
Comprehensive income (loss):
Net income						386.7			386.7
Other comprehensive income (loss), net of tax:
Translation adjustment							(9.5)		(9.5)
Net gain on derivative instruments							1.0		1.0
Other investment adjustments							0.5		0.5
Unrealized gains on securities							3.0		3.0
Minimum pension liability							11.8		11.8

Other comprehensive income							6.8		6.8

Comprehensive income									393.5

Balance at March 31, 2005	96.8	$605.1	2.0	$2.0	$1,961.4	$2,599.2	$(377.4)	$(37.8)	$4,752.5

*	As of March 31, 2005, this balance comprised $(217.8) million of cumulative minimum pension liability adjustments, $(181.3) million of cumulative translation adjustments and $(0.2) million of cumulative other investment adjustments; partially offset by $19.8 million of cumulative unrealized gains on securities and $2.1 million of cumulative unrealized gains on derivative instruments.

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; in millions)

	U.S. Mines						South American Mines
							Candelaria/
				Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Salado	Verde	El Abra	Molybdenum

First Quarter 2005
Sales and other operating revenues:
Unaffiliated customers	—	—	0.4	—	—	—	121.9	16.5	72.2	476.8
Intersegment	227.0	156.5	207.9	9.5	85.7	30.1	32.0	51.6	80.6	—
Depreciation, depletion and amortization	15.1	7.8	3.9	0.9	5.3	4.0	9.9	5.9	33.4	8.9
Operating income (loss) before special items and provisions	86.2	84.4	134.5	1.1	17.7	1.3	75.4	36.0	44.5	86.6
Special items and provisions	(0.3)	—	—	—	(0.6)	(4.2)	—	—	—	—
Operating income (loss)	85.9	84.4	134.5	1.1	17.1	(2.9)	75.4	36.0	44.5	86.6
Interest income	—	—	—	—	0.6	—	0.8	0.8	—	0.1
Interest expense	—	—	—	—	—	—	—	—	(2.3)	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(18.3)	(6.8)	(14.6)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(6.6)	(5.7)	(13.3)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.1)	—	—	—	—	—	—
Equity basis investments	—	—	0.2	0.8	—	—	0.3	—	—	—
Assets at March 31	921.7	437.3	318.6	101.0	482.9	225.4	953.8	560.1	964.5	876.3
Expenditures for segment assets	(3.9)	5.1	2.9	(0.1)	4.8	0.5	3.9	29.7	2.0	1.7

First Quarter 2004*
Sales and other operating revenues:
Unaffiliated customers	—	—	—	—	0.1	—	86.3	16.6	99.2	150.0
Intersegment	210.9	80.3	90.5	8.8	36.7	27.5	72.4	51.6	74.3	—
Depreciation, depletion and amortization	18.1	5.9	3.3	1.2	2.5	3.0	13.1	8.2	31.6	7.3
Operating income (loss) before special items and provisions	77.9	24.9	30.0	(0.7)	15.0	2.4	68.8	37.8	74.6	15.6
Special items and provisions	—	—	—	—	—	—	—	—	—	—
Operating income (loss)	77.9	24.9	30.0	(0.7)	15.0	2.4	68.8	37.8	74.6	15.6
Interest income	—	—	—	—	0.3	—	0.4	0.1	—	—
Interest expense	—	—	—	—	—	—	(3.7)	(1.4)	(4.5)	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(19.5)	(13.3)	30.9	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(8.9)	(4.9)	(49.5)	—
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	—	—	—	—	—	—	—
Equity basis investments	—	—	0.2	1.0	—	—	0.3	—	—	—
Assets at March 31	990.9	432.1	299.1	108.1	422.2	162.3	922.9	464.5	1,070.4	795.3
Expenditures for segment assets	3.6	1.7	2.8	—	0.9	0.3	5.0	0.9	1.4	2.3

					PDMC					Corporate,
	Manufac-		PDMC		Elimi-	PDMC	Specialty	Wire &	PDI	Other &
	turing	Sales	Segments	Other	nations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Totals

First Quarter 2005
Sales and other operating revenues:
Unaffiliated customers	675.0	249.9	1,612.7	5.4	—	1,618.1	180.0	268.4	448.4	—	2,066.5
Intersegment	57.9	53.8	992.6	19.1	(956.5)	55.2	—	0.2	0.2	(55.4)	—
Depreciation, depletion and amortization	5.6	—	100.7	1.3	—	102.0	17.6	8.1	25.7	1.7	129.4
Operating income (loss) before special items and provisions	4.2	(3.8)	568.1	(11.8)	—	556.3	13.2	11.6	24.8	(33.0)	548.1
Special items and provisions	—	—	(5.1)	(0.8)	—	(5.9)	—	0.4	0.4	6.4	0.9
Operating income (loss)	4.2	(3.8)	563.0	(12.6)	—	550.4	13.2	12.0	25.2	(26.6)	549.0
Interest income	—	—	2.3	0.9	(0.8)	2.4	3.5	0.2	3.7	3.4	9.5
Interest expense	(0.8)	(0.3)	(3.4)	—	0.8	(2.6)	(3.6)	(2.0)	(5.6)	(15.5)	(23.7)
Benefit (provision) for taxes on income	—	—	(39.7)	—	—	(39.7)	—	—	—	(91.5)	(131.2)
Minority interests in consolidated subsidiaries	—	—	(25.6)	—	—	(25.6)	(0.4)	(1.0)	(1.4)	—	(27.0)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	(0.4)	—	(0.5)	—	0.7	0.7	0.5	0.7
Equity basis investments	—	—	1.3	0.2	—	1.5	—	6.5	6.5	24.2	32.2
Assets at March 31	503.4	23.9	6,368.9	1,303.7	(1,404.1)	6,268.5	825.1	641.1	1,466.2	1,288.5	9,023.2
Expenditures for segment assets	4.9	—	51.5	8.9	(0.1)	60.3	4.6	2.9	7.5	0.5	68.3

First Quarter 2004*
Sales and other operating revenues:
Unaffiliated customers	602.1	255.1	1,209.4	5.1	—	1,214.5	163.9	218.6	382.5	—	1,597.0
Intersegment	55.9	51.6	760.5	16.1	(721.2)	55.4	—	—	—	(55.4)	—
Depreciation, depletion and amortization	5.2	—	99.4	1.1	—	100.5	13.1	9.0	22.1	2.3	124.9
Operating income (loss) before special items and provisions	4.1	(0.3)	350.1	(19.9)	—	330.2	11.2	4.1	15.3	(23.9)	321.6
Special items and provisions	—	—	—	—	—	—	—	(1.8)	(1.8)	(5.0)	(6.8)
Operating income (loss)	4.1	(0.3)	350.1	(19.9)	—	330.2	11.2	2.3	13.5	(28.9)	314.8
Interest income	—	—	0.8	1.3	(1.0)	1.1	2.1	0.3	2.4	0.7	4.2
Interest expense	(1.0)	(0.1)	(10.7)	—	1.0	(9.7)	(3.9)	(1.0)	(4.9)	(24.4)	(39.0)
Benefit (provision) for taxes on income	—	—	(1.9)	—	—	(1.9)	—	—	—	(4.3)	(6.2)
Minority interests in consolidated subsidiaries	—	—	(63.3)	0.2	—	(63.1)	(0.1)	(0.4)	(0.5)	—	(63.6)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	(0.9)	—	(1.0)	—	0.2	0.2	0.6	(0.2)
Equity basis investments	—	—	1.5	—	—	1.5	—	6.1	6.1	24.4	32.0
Assets at March 31	519.9	22.2	6,209.9	1,267.6	(1,445.0)	6,032.5	759.8	574.4	1,334.2	648.5	8,015.2
Expenditures for segment assets	3.1	—	22.0	6.5	(0.5)	28.0	2.3	6.6	8.9	9.8	46.7

*	In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based on our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas, in 2004 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2004 has been revised to conform with the 2005 presentation.

NOTES TO CONSOLIDATED FINANCIAL
INFORMATION
(Unaudited)

1.	General Information

The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2004. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) and the revised Interpretation (FIN 46-R), beginning January 1, 2004, we fully consolidated the results of operations for the El Abra and Candelaria mines in Chile, in which we hold 51 percent and 80 percent partnership interests, respectively, with the interest held by our minority shareholders reported as “minority interests in consolidated subsidiaries” in our Consolidated Balance Sheet and Statement of Consolidated Operations. Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest. Interest in other majority-owned subsidiaries are reported using the full consolidation method; the Consolidated Financial Statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.

Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation

We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost has been reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to compensation cost.

(Unaudited; $ in millions except per share data)

	First Quarter
	2005	2004
Net income as reported	$386.7	185.7

Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(0.9)	(1.7)

Pro forma net income	$385.8	184.0

Earnings per common share
Basic – as reported	$4.00	1.99
Basic – pro forma	$3.99	1.97

Earnings per common share
Diluted – as reported	$3.83	1.90
Diluted – pro forma	$3.83	1.88

3.	Special Items and Provisions

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

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2005:

(Unaudited; $ in millions except per share amounts)

Statement of Consolidated			$/Share
Operations Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC –
Environmental provisions, net	$(5.3)	(4.0)	(0.04)
Environmental insurance recoveries, net	(0.6)	(0.5)	—

	(5.9)	(4.5)	(0.04)

PDI –
Wire and Cable restructuring programs/closures	0.4	0.8	0.01

Corporate and Other –
Environmental provisions, net	1.0	0.7	0.01
Environmental insurance recoveries, net	0.6	0.5	—
Historical legal matters	4.8	4.5	0.04

	6.4	5.7	0.05

	0.9	2.0	0.02

Provision for taxes on income:
Foreign dividend tax	—	(1.9)	(0.02)

	$0.9	0.1	—

A net charge for environmental provisions of $4.3 million ($3.3 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 5, Environmental and Reclamation, and Closure Matters, for further discussion of environmental matters.)

A gain of $4.8 million ($4.5 million after-tax) was recognized for legal matters. This included a $3.6 million adjustment (before and after taxes) related to an historical Cyprus Amax Minerals Company lawsuit and a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters.

A tax charge of $1.9 million was recognized for U.S. taxes expected to be incurred with respect to dividends anticipated to be received from certain South American operations in 2005.

Note: Supplemental Data

The following schedule summarizes the special items and provisions for the quarter ended March 31, 2004:

(Unaudited; $ in millions except per share amounts)

Statement of Consolidated			$/Share
Operations Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDI –
Restructuring program	$(1.7)	(1.1)	(0.01)
Environmental provisions, net	(0.1)	(0.1)	—

	(1.8)	(1.2)	(0.01)

Corporate and Other –
Environmental provisions, net	(4.6)	(3.5)	(0.04)
Historical legal matters	(0.4)	(0.4)	—

	(5.0)	(3.9)	(0.04)

	(6.8)	(5.1)	(0.05)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(22.4)	(17.6)	(0.18)

Miscellaneous income and expense, net:
Cost-basis investment write-down	(3.6)	(2.7)	(0.03)

Benefit for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)

	$(33.7)	(10.4)	(0.11)

In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its com-

petitiveness in the global marketplace, which resulted in the closure of its manufacturing plant in El Paso, Texas. (Refer to the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion.)

In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce our product at their Ludge, Germany, facility. This action resulted in the closure of the PD Austria facility. (Refer to the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion.)

The following schedule presents a roll-forward from December 31, 2004, of the liabilities incurred in connection with the 2004 restructuring programs, which were reflected as current liabilities in our Consolidated Balance Sheet:

(Unaudited; $ in millions)

			Re-
		Addi-	assess-	Pay-
	12/31/04	tions*	ments	ments	3/31/05
PDI –
Wire and Cable Employee severance	$1.2	—	(0.2)	(0.7)	0.3
Plant removal and dismantling**	0.4	1.2	(0.2)	(1.1)	0.3
Take-or-pay Contracts	0.7	0.2	—	(0.3)	0.6

	$2.3	1.4	(0.4)	(2.1)	1.2

*	Additions excluded $0.6 million of gains for miscellaneous sale of equipment and other closure adjustments.

**	Costs were charged to expense as incurred.

PDI’s Wire and Cable segment reassessments related to adjustments of its 2004 third quarter restructuring program.

4.	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.

At the March 2005 meeting, the Emerging Issues Task Force (EITF) of FASB discussed EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” and reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. At its March 30, 2005 meeting, the FASB ratified this consensus. The consensus on this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of EITF Issue No. 04-6 on its financial reporting and disclosures.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. We have evaluated SFAS No. 123-R and determined that adoption of this Statement will not have a material impact on our financial reporting and disclosures. Upon adoption of this Statement, the modified prospective application will be utilized to account for share-based payment transactions.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial reporting and disclosures.

In December 2004, FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. FAS 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities. The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. FAS 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP No. FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 8, Provision for Taxes on Income, for further discussion of the impact of the Act.)

In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.

5.	Environmental, and Reclamation and Closure Matters

As of December 31, 2004, environmental reserves totaled $303.6 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. During the 2005 first quarter, we had a $4.3 million net increase in the reserve estimate ($5.9 million of additions and $1.6 million of reductions), offset by $10.1 million of spending against the reserve. As of March 31, 2005, environmental reserves totaled $297.8 million.

The site currently considered to be most significant is the Pinal Creek site near Miami, Arizona, where $109.9 million remained in the environmental reserve at March 31, 2005. Phelps Dodge Miami, Inc. and the other members of the Pinal Creek Group (PCG) settled their contribution claims against one defendant in April 2005, which will result in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has not been scheduled.

At March 31, 2005, the cost range for reasonably possible outcomes for all reservable sites (including Pinal Creek’s estimate of $106 million to $213 million) was estimated to be from $264 million to $562 million (of which approximately $298 million has been reserved).

Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the

Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At March 31, 2005, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.

We recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire intangible long-lived assets as defined by SFAS No. 143, “Accounting for Asset Retirement Obligations.” These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.

The following tables summarize our asset retirement obligations and asset retirement cost activities for the 2005 first quarter:

Asset Retirement Obligations
(Unaudited; $ in millions)

Balance, beginning of period	$275.2
New liabilities during the period	0.9
Accretion expense	5.4
Payments	(6.6)
Revisions in estimated cash flows	17.9
Foreign currency translation adjustments	(0.2)

Balance, end of period	$292.6

Asset Retirement Cost
(Unaudited; $ in millions)

Gross balance, beginning of period	$196.3
New assets during the period	0.9
Revisions in estimated cash flows	17.9
Foreign currency translation adjustments	(0.2)

Gross balance, end of period	214.9
Less accumulated depreciation, depletion and amortization	74.4

Balance, end of period	$140.5

In the first quarter 2005, we revised our estimated cash flows for the Tyrone mine ($16.9 million, discounted). The revision recognized adjusted timing of reclamation activities for an inactive portion of the tailing operations as a result of receiving a permit modification from the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department in March 2005, coupled with obtaining new cost estimates to perform the closure activities. We also revised our estimated cash flows for the Cobre mine ($1.0 million, discounted) for timing and cost estimate changes resulting from MMD issuing a permit revision approving the closeout plan in March 2005.

We have estimated our share of the total cost of AROs, including anticipated future disturbances, at approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors, and as actual reclamation spend ing occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of a mine’s life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

6.	Contingencies

Significant New Mexico Closure and Reclamation Programs

Background

The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

Chino, Tyrone and Cobre are also subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by MMD. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

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

The Company’s cost estimates to perform the work itself (internal cost basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses.

Chino Mines Company

NMED issued Chino’s closure permit on February 24, 2003. The closure permit was appealed by a third party. WQCC dismissed the appeal, and that dismissal was appealed to the New Mexico Court of Appeals. If the dismissal is not upheld, WQCC could hold a public hearing on Chino’s closure permit.

MMD issued a permit revision approving Chino’s closeout plan, subject to conditions, on December 18, 2003. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $395 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Chino has provided financial assurance to NMED and MMD for approximately $192 million (NPV basis), including a trust fund initially funded in the amount of approximately $64 million and a third-party performance guarantee for approximately $128 million provided by Phelps Dodge. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.

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

The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved Chino closure and closeout permits to be approximately $293 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $393 million (undiscounted and unescalated). This cost estimate excludes approximately $2 million of net environmental costs from the financial assurance cost estimate that are primarily not within the scope of SFAS No. 143. At March 31, 2005 and December 31, 2004, we had accrued approximately $53 million and $52 million, respectively, for closure and closeout at Chino.

In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required, although no feasibility studies have yet been completed. NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of March 31, 2005, is $22.5 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of $4.8 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of March 31, 2005, for the remaining work at Lake One is $0.9 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is $28.2 million at March 31, 2005.

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

During 2004, Tyrone commenced certain closure activities with the mining of the 1C Stockpile and placement of re-mined material on existing leach stockpiles for recovery of residual copper. Through March 31, 2005, approximately $18 million has been spent on the 1C Stockpile removal action. Once removal activities are completed in 2005, the remaining material will be graded and capped to meet stipulated closure requirements. Tyrone also initiated planning for accelerated reclamation of tailing impoundments located within the Mangas Valley, with initial earthwork commencing in November 2004. The project is expected to be completed in 2008. Additionally, as of March 31, 2005, Tyrone substantially completed the reclamation of the Burro Mountain tailing area at an approximate cost of $1 million.

The Company estimates its costs, on an internal cost basis, to perform the requirements of Tyrone’s closure and closeout permits to be approximately $297 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate does not yet reflect the deduction of costs for work performed in 2004 through March 31, 2005, and is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $458 million (undiscounted and unescalated). This cost estimate includes approximately $19 million of net costs in addition to the financial assurance cost estimate that primarily relate to an increased scope of work for the tailings, stockpiles and other projects, and updated estimates for actual closure expenditures. At March 31, 2005 and December 31, 2004, we had accrued approximately $115 million and $99 million, respectively, for closure and closeout at Tyrone.

Cobre Mining Company

NMED issued Cobre’s closure permit on December 10, 2004. On March 3, 2005, MMD issued a permit revision approving Cobre’s closeout plan, subject to conditions. The third-party cost estimate is approximately $45 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cobre has provided financial assurance to NMED and MMD for approximately $29 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of at least $1 million, to increase to $3 million over five years, real estate collateral for approximately $8 million, and a third-party performance guarantee for approximately $20 million provided by Phelps Dodge.

The terms of the NMED and MMD permits require Cobre to conduct supplemental studies concerning closure and closeout, including a feasibility study. Cobre is complying with those requirements. The terms of the NMED permit also require Cobre to prepare and submit an abatement plan. The studies and abatement plan are due to be submitted to NMED before an application to renew the closure permit is due in 2009. Changes to the closure permit, which could increase or decrease the estimated cost of closure and closeout, will be considered when the permit is renewed. The permits also contain requirements and a schedule for Cobre to commence closure and reclamation of inactive portions of the operations, subject to Cobre’s ability to seek “standby status” for portions of the operations anticipated to resume operation in the future.

The Company estimates its costs, on an internal cost basis, to perform the requirements of Cobre’s closure and closeout permits to be approximately $39 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $46 million (undiscounted and unescalated). This cost estimate includes approximately $1 million of costs in addition to the financial assurance cost estimate that primarily relates to construction of test plots for stockpile studies. At March 31, 2005 and December 31, 2004, we had accrued approximately $8 million and $7 million, respectively, for closure and closeout at Cobre.

Phelps Dodge Hidalgo, Inc.

Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires a comprehensive groundwater study to characterize groundwater at the site. NMED could require future enhancement of the system based upon the results of the ongoing study. A discharge permit renewal application was submitted in February 2005. As part of this permit process, Hidalgo and NMED will update the closure plan. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation accrual was approximately $7 million (undiscounted and unescalated). At both March 31, 2005, and December 31, 2004, we had accrued approximately $4 million for closure at Hidalgo.

7.	Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator excludes preferred dividends. Restricted stock is unvested; accordingly, these shares are included only in the computation of diluted earnings per share as they are contingent only upon vesting.

Common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive.

(Unaudited; $ in millions except per share data)

	First Quarter
	2005	2004
Basic Earnings Per Share Computation
Numerator:
Net income	$386.7	185.7
Preferred stock dividends	(3.4)	(3.4)

Net income applicable to common shares	$383.3	182.3
Denominator:
Weighted average common shares outstanding	95.7	91.7

Basic earnings per common share	$4.00	1.99

Diluted Earnings Per Share Computation
Numerator:
Net income	$386.7	185.7
Denominator:
Weighted average common shares outstanding	95.7	91.7
Weighted average employee stock options	0.6	1.6
Weighted average restricted stock issued to employees	0.4	0.4
Weighted average mandatory convertible preferred shares	4.2	4.2

Total weighted average common shares outstanding	100.9	97.9

Diluted earnings per common share	$3.83	1.90

8.	Provision for Taxes on Income

The Company’s income tax provision for the 2005 first quarter resulted from taxes on earnings at international operations ($48.3 million), including recognition of valuation allowances ($0.4 million), and taxes on earnings at U.S. operations ($82.9 million), including benefits from the release of valuation allowances ($21.3 million). The release of the domestic valuation allowances was attributable to the utilization of net operating losses (NOLs) and other tax credits.

The Company’s income tax provision for the 2004 first quarter resulted from taxes on earnings at international operations ($36.9 million), including benefits from the net release of valuation allowances ($24.5 million), and taxes on earnings at U.S. operations ($0.1 million), including benefits from the release of valuation allowances ($24.3 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million).

The recent enactment of the American Jobs Creation Act of 2004 (the Act) has caused us to begin the process of reevaluating our current policy with respect to the repatriation of foreign earnings. The Act provides an effective U.S. federal tax rate of 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the amount provided for dividends expected to be received in 2005 from certain South American operations, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings or the related income tax effect of such repatriation. We expect to finalize our assessment by the end of the 2005 third quarter at which time any tax impact would be recognized.

9.	Accounting for Derivative Financial Instruments and Hedging Activities

The Company does not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties or widely published market closing prices at period end. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, for further discussion of our derivative instruments.

Phelps Dodge entered into a program to protect a portion of Phelps Dodge’s share of expected 2006 global production by purchasing zero-cost copper collars (approximately 564 million pounds) and copper put options (approximately 564 million pounds). The copper collars have an average LME put strike price (floor) of 95.4 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.632 per pound (settled against an annual average LME price). The copper put options establish a floor price of 95.0 cents per pound (settled against the monthly average LME price). The put options were purchased for a 2 cents per pound premium. Phelps Dodge entered into the program as insurance to provide cash flows adequate to meet cash costs of production, principal and interest expense, and to sustain capital requirements.

During the second half of 2004, Phelps Dodge entered into programs to purchase zero-cost copper collars on approximately

94 percent of El Abra’s expected 2005 total production (approximately 452 million pounds) and 10 percent of PDMC’s expected remaining 2005 consolidated production (approximately 198 million pounds). The copper collars at El Abra have an average LME put strike price (floor) of $1.00 per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.376 per pound (settled against an annual average LME price). The copper collars on PDMC’s expected remaining consolidated production have an average LME put strike price (floor) of 94.3 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price).

Transactions under these copper price protection programs do not qualify as hedges for SFAS No. 133 hedge accounting treatment and will be adjusted to fair market value each reporting period with the offset recorded in earnings. At March 31, 2005, as a result of market prices ($1.468 per pound) exceeding the ceiling of our 2005 zero-cost collars ($1.376 per pound for El Abra and $1.40 per pound for PDMC), we recorded unrealized losses for our zero-cost collar programs of approximately $42 million for El Abra and $14 million for a small portion of PDMC’s remaining production. El Abra entered into its program in order to ensure a copper price sufficient to provide the necessary cash to repay its short-term borrowings arising from the 2004 fourth quarter prepayment of its senior debt obligations, repay sponsor support and to ensure financial flexibility. The other program covers a small portion of PDMC’s remaining production ensuring a minimum copper price for the restarted Chino facility to operate comfortably throughout 2005.

The actual impact of our 2005 zero-cost collar program will not be fully determinable until the maturity of the collars at year-end. The unrealized losses for our 2005 zero-cost collars were based on a projected full year average LME futures price (including actual monthly average LME prices for the 2005 first quarter) at March 31, 2005, compared with the average LME call protection price per pound of $1.376 for El Abra and $1.40 for a small portion of PDMC’s remaining production. The average LME price differences per pound were multiplied by the annual contract amounts of approximately 650 million pounds combined.

During the quarter ended March 31, 2005, we reclassified approximately $0.2 million of other comprehensive gains to the Statement of Consolidated Operations, primarily as a result of diesel fuel options. For the first quarter 2004, $1.6 million of other comprehensive losses was reclassified to the Statement of Consolidated Operations, principally as a result of our floating-to-fixed interest rate swaps.

10.	Pension and Postretirement Benefits

The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters ended March 31, 2005 and 2004:

Pension Benefits
(Unaudited; $ in millions)

	First Quarter
	2005	2004
Service cost	$7.0	5.9
Interest cost	18.7	17.9
Expected return on plan assets	(21.6)	(20.9)
Amortization of prior service cost	0.8	0.9
Amortization of actuarial loss	3.6	0.8
Curtailment and special retirement benefits	—	0.5

Net periodic benefit cost	$8.5	5.1

Postretirement Benefits
(Unaudited; $ in millions)

	First Quarter
	2005	2004
Service cost	$1.1	1.4
Interest cost	4.8	5.8
Expected return on plan assets	—	(0.1)
Amortization of prior service cost	—	0.3
Amortization of actuarial gain	—	(0.1)

Net periodic benefit cost	$5.9	7.3

Our pension expense in the 2005 first quarter was $8.5 million, compared with $5.1 million in the 2004 first quarter. The increase of $3.4 million was primarily due to an increase in service costs ($1.1 million) resulting from the effect of a 50-basis point reduction in the discount rate and amortization of actuarial loss ($2.8 million) resulting from an increase in benefit liability, the reduction in the deferred asset losses and actuarial losses; partially offset by an increase in expected return on plan assets ($0.7 million) and the absence of special retirement benefits ($0.5 million).

Our postretirement expense in the 2005 first quarter was $5.9 million, compared with $7.3 million in the 2004 first quarter. The decrease of $1.4 million was primarily due to a decrease in interest costs ($1.0 million) resulting from a decrease in benefit liability due to the plan amendment associated with employee life insurance, the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003, and actuarial gains.

11.	Debt and Other Financing

On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. This agreement provides for a facility fee (currently 12.5 basis points) ranging from 8 basis points to 20 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 10 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 50 basis points) range from 27 basis points to 80 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). At March 31, 2005, there was approximately $75 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at March 31, 2005, amounted to approximately $1,025 million, of which approximately $225 million could be used for additional letters of credit.

On April 15, 2005, the Company filed a $400 million shelf registration statement with the Securities and Exchange Commission on Form S-3. We currently have outstanding $600 million under a shelf registration statement that was declared effective on July 15, 2003. We are planning to combine the two registration statements into a new $1 billion shelf registration. The shelf registration provides flexibility to efficiently access capital markets should financial circumstances warrant.

12.	Shareholders’ Equity

Series A Mandatory Convertible Preferred Stock

Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock based on the average closing price of the 20-day period preceding the conversion date. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. At March 31, 2005, there were 2.0 million shares of cumulative preferred stock outstanding; 6.0 million shares are authorized with a par value of $1.00 each.

Stock Options Exercised

During the 2005 first quarter, 0.7 million stock options were exercised for Phelps Dodge common shares, for which Phelps Dodge received approximately $32.4 million.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The financial information as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Phelps Dodge Corporation:

We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2005. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of cash flows, and of shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 7, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
April 27, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The United States securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2004, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Please refer to Note 1 of the Notes to Consolidated Financial Information in this report for a discussion of our consolidation policy.

RESULTS OF OPERATIONS

     Consolidated Financial Results

(Unaudited; $ in millions except per share data)

	First Quarter
	2005	2004
Sales and other operating revenues	$2,066.5	1,597.0
Operating income	$549.0	314.8
Minority interests in consolidated subsidiaries	$(27.0)	(63.6)
Net income	$386.7	185.7

Basic earnings per common share	$4.00	1.99
Diluted earnings per common share	$3.83	1.90

     In the 2005 first quarter, the Company had consolidated net income of $386.7 million, or $3.83 per common share, including special, net gains of $0.1 million after-tax. (All references to per share earnings or losses are based on diluted earnings or losses per share.) In the 2004 first quarter, consolidated net income was $185.7 million, or $1.90 per common share, including special, net charges of $10.4 million, or 11 cents per common share, after taxes.

     Consolidated net income increased $201.0 million in the 2005 first quarter compared with the corresponding 2004 period. The increase primarily included the effects of (i) higher copper prices (approximately $96 million), including premiums and copper pricing adjustments, (ii) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $71 million) and by-product molybdenum contribution (approximately $160 million), (iii) lower interest expense, including the absence of early debt extinguishment costs (approximately $38 million), (iv) lower minority interests in consolidated subsidiaries (approximately $37 million), (v) higher PDI earnings (approximately $12 million), and (vi) a gain on sale of exploration properties (approximately $11 million). These were partially offset by higher copper production costs (approximately $110 million), excluding by-product molybdenum credits and a higher tax provision (approximately $125 million) due to higher earnings.

     Special Items and Provisions

     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items and provisions. We view special items as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items and provisions. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including provision for valuation allowance, if warranted. Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     The following table summarizes consolidated net income, special items and provisions, and the resultant earnings excluding these special items and provisions for the quarters ended March 31, 2005 and 2004:

(Unaudited; $ in millions)

	First Quarter
	2005	2004
Net income	$386.7	185.7
Special items and provisions, net of taxes	0.1	(10.4)

Earnings excluding special items and provisions (after taxes)	$386.6	196.1

Note: Supplemental Data

     The following schedules summarize the special items and provisions for the quarters ended March 31, 2005 and 2004:

(Unaudited; $ in millions except per share data)

	2005 First Quarter			2004 First Quarter
			$/share			$/share
Statement of Consolidated Operations Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(5.9)	(4.5)	(0.04)	—	—	—

PDI (see Business Segment disclosure)	0.4	0.8	0.01	(1.8)	(1.2)	(0.01)

Corporate and Other -
Environmental provisions, net	1.0	0.7	0.01	(4.6)	(3.5)	(0.04)
Environmental insurance recoveries, net	0.6	0.5	—	—	—	—
Historical legal matters	4.8	4.5	0.04	(0.4)	(0.4)	—

	6.4	5.7	0.05	(5.0)	(3.9)	(0.04)

	0.9	2.0	0.02	(6.8)	(5.1)	(0.05)

Interest expense:
Texas franchise tax matter	—	—	—	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	—	—	—	(22.4)	(17.6)	(0.18)

Miscellaneous income and expense, net:
Cost-basis investment write-down	—	—	—	(3.6)	(2.7)	(0.03)

Benefit (provision) for taxes on income:
Foreign dividend tax	—	(1.9)	(0.02)	—	—	—
Reversal of El Abra deferred tax asset valuation allowance	—	—	—	—	30.8	0.31

	—	(1.9)	(0.02)	—	30.8	0.31

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	—	—	—	(15.1)	(0.15)

	$0.9	0.1	—	(33.7)	(10.4)	(0.11)

     Business Divisions

     Results for 2005 and 2004 can be meaningfully compared by separate reference to our reporting divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). PDMC is a business division that includes our worldwide copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through manufacturing, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and project development programs. PDI, our manufacturing division, produces engineered products principally for the global energy, transportation and specialty chemical sector. PDI includes our Specialty Chemicals segment and our Wire and Cable segment. The Company is continuing to explore strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. We are actively working with advisors and interested parties to select the alternatives we believe will provide the best benefit for our shareholders. Significant events and transactions have occurred within each segment that, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.

RESULTS OF PHELPS DODGE MINING COMPANY

     PDMC includes 12 reportable segments and other mining activities. In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based upon our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas, in the 2004 first quarter, Bagdad and Sierrita, and Manufacturing and Sales were aggregated. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information for 2004 has been revised to conform with the 2005 presentation.

     PDMC has six reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria/Ojos del Salado, Bagdad, Sierrita and Chino/Cobre segments produce gold and silver. The Bagdad, Sierrita and Chino mines produce molybdenum and rhenium as by-products.

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

     The Sales segment functions as an agent to sell copper from our copper production and manufacturing segments. It also purchases and sells any copper not sold by our South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.

     The Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products. It also includes a technology center that directs its primary activities at developing, marketing and selling new engineered products and applications.

Major operating and financial results of PDMC for the quarters ended March 31, 2005 and 2004, are illustrated in the following table:

(Unaudited; $ in millions except per pound amounts)

	First Quarter
	2005	2004
Sales and other operating revenues to unaffiliated customers	$1,618.1	1,214.5
Operating income	$550.4	330.2
Operating income before special items and provisions	$556.3	330.2
Minority interests in consolidated subsidiaries	$(25.6)	(63.1)

Copper production (thousand short tons):
Total copper production	325.0	317.6
Less undivided interest (A)	13.8	15.4

Copper production on a consolidated basis	311.2	302.2
Less minority participants’ shares (B)	39.3	41.9

Copper production on a pro rata basis	271.9	260.3

Copper sales (thousand short tons):
Total copper sales from own mines	325.0	323.3
Less undivided interest (A)	13.8	15.4

Copper sales from own mines on a consolidated basis	311.2	307.9
Less minority participants’ shares (B)	39.9	41.8

Copper sales from own mines on a pro rata basis	271.3	266.1

Purchased copper (thousand short tons)	92.6	115.1

Total copper sales on a consolidated basis	403.8	423.0

LME average spot copper price per pound — cathodes	$1.482	1.239
COMEX average spot copper price per pound — cathodes	$1.468	1.231

Molybdenum production (million pounds)	14.7	13.5
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	14.9	15.2
Purchased molybdenum	3.7	3.4

Total molybdenum sales	18.6	18.6

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$31.31	8.27

(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, and (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO).

(thousand short tons)

	First Quarter
	2005	2004
Minority participants’ shares:
Candelaria	10.3	11.1
El Abra	29.0	30.8

	39.3	41.9

     Total PDMC Division — Sales

     PDMC’s sales and other operating revenues to unaffiliated customers increased $403.6 million, or 33 percent, in the 2005 first quarter compared with the 2004 first quarter. The increase reflected higher average molybdenum realizations (approximately $320 million) and higher average copper realizations (approximately $131 million); partially offset by lower copper sales volumes (approximately $39 million).

     Total PDMC — Operating Income

     PDMC reported operating income of $550.4 million in the 2005 first quarter, including special, net pre-tax charges of $5.9 million, compared with operating income of $330.2 million in the 2004 first quarter. The increase in operating income of $220.2 million, or 67 percent, primarily included the effects of (i) higher copper prices (approximately $96 million), including premiums and copper pricing adjustments, (ii) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $71 million) and by-product molybdenum contribution (approximately $160 million) primarily due to higher prices, and (iii) higher precious metals credits (approximately $6 million). These were partially offset by higher copper production costs (approximately $110 million). The higher copper production costs (excluding by-product molybdenum credits) were primarily due to (i) higher energy costs (approximately $21 million), (ii) higher mining and milling costs due generally to higher mining rates, repairs and maintenance and the operational impacts of unusually heavy rainfall in the southwest United States (approximately $70 million), and (iii) higher smelting, refining and freight costs (approximately $33 million).

     For both 2005 and 2004, the higher average copper prices including premiums reflected improved copper fundamentals and an improved economic environment.

     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, primarily upon which we base our U.S. sales, averaged $1.468 and $1.231 in the first quarters of 2005 and 2004, respectively. The LME spot price per pound of copper cathode, primarily upon which we base our international sales, averaged $1.482 and $1.239 in the first quarters of 2005 and 2004, respectively.

     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using the forward rate in place for the QP. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At March 31, 2005, approximately 226.6 million pounds of copper sales were provisionally priced at an average of $1.5252 per pound with final QP periods of April to August 2005. Candelaria accounted for approximately 69 percent of the outstanding provisionally priced sales at March 31, 2005.

     In 2004, Phelps Dodge entered into copper swap contracts to hedge provisionally priced sales exposure in a manner designed to allow us to receive the average LME price for the month of shipment while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 21, Derivative Financial Instruments and Fair Value of Financial Instruments, of the Company’s Form 10-K for the year ended December 31, 2004. As of April 20, 2005, we completed our copper swap contracts for approximately 71 percent of Candelaria’s provisionally priced copper sales outstanding at March 31, 2005, at an average of $1.44 per pound. This program is expected to substantially alleviate the volatility that provisionally priced copper sales could have on our revenues.

     Phelps Dodge entered into a program to protect a portion of Phelps Dodge’s share of expected 2006 global production by purchasing zero-cost copper collars (approximately 564 million pounds) and copper put options (approximately 564 million pounds). The copper collars have an average LME put strike price (floor) of 95.4 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.632 per pound (settled against an annual average LME price). The copper put options establish a floor price of 95.0 cents per pound (settled against the monthly average LME price). The put options were purchased for a 2 cents per pound premium. Phelps Dodge entered into the program as insurance to provide cash flows adequate to meet cash costs of production, principal and interest expense, and to sustain capital requirements.

     During the second half of 2004, Phelps Dodge entered into programs to purchase zero-cost copper collars on approximately 94 percent of El Abra’s expected 2005 total production (approximately 452 million pounds) and 10 percent of PDMC’s expected remaining 2005 consolidated production (approximately 198 million pounds). The copper collars at El Abra have an average LME put strike price (floor) of $1.00 per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.376 per pound (settled against an annual average LME price). The copper collars on PDMC’s expected remaining consolidated production have an average LME put strike price (floor) of 94.3 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price).

     Transactions under these copper price protection programs do not qualify as hedges for SFAS No. 133 hedge accounting treatment and will be adjusted to fair market value each reporting period with the offset recorded in earnings. At March 31, 2005, as a result of market prices ($1.468 per pound) exceeding the ceiling of our 2005 zero-cost collars ($1.376 per pound for El Abra and $1.40 per pound for PDMC), we recorded unrealized losses for our zero-cost collar programs of approximately $42 million for El Abra and $14 million for a small portion of PDMC’s remaining production. El Abra entered into its program in order to ensure a copper price sufficient to provide the necessary cash to repay its short-term borrowings arising from the 2004 fourth quarter prepayment of its senior debt obligations, repay sponsor support and to ensure financial flexibility. The other program covers a small portion of PDMC’s remaining production ensuring a minimum copper price for the restarted Chino facility to operate comfortably throughout 2005.

     The actual impact of our 2005 zero-cost collar program will not be fully determinable until the maturity of the collars at year-end. The unrealized losses for our 2005 zero-cost collars were based on a projected full year average LME fu-

tures price (including actual monthly average LME prices for the 2005 first quarter) at March 31, 2005, compared with the average LME call protection price per pound of $1.376 for El Abra and $1.40 for a small portion of PDMC’s remaining production. The average LME price differences per pound were multiplied by the annual contract amounts of approximately 650 million pounds combined. Each 1 cent per pound increase in the full year 2005 monthly average LME future price above that projected as of March 31, 2005, will decrease operating income by approximately $6.5 million. Each 1 cent per pound decrease in the full-year 2005 monthly average LME future price from that projected as of March 31, 2005, will increase operating income by approximately $6.5 million, except that there would be no incremental effect for average prices between $1.00 per pound and $1.376 per pound for El Abra and between 94.3 cents per pound and $1.40 per pound for a small portion of PDMC’s remaining production.

Note: Supplemental Data

     The following table summarizes PDMC’s special items and provisions in operating income for the quarter ended March 31, 2005:

(Unaudited; $ in millions)

	First Quarter 2005
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(5.3)	—	—
Environmental insurance recoveries, net	(0.6)	—	—

	$(5.9)	—	—

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the quarters ended March 31, 2005 and 2004:

	U.S. Mines
				Miami/	Chino/
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
First Quarter 2005
Copper production (thousand short tons):
Total production	92.1	27.9	21.5	2.6	28.7	10.4	183.2
Less undivided interest	13.8	—	—	—	—	—	13.8

Copper production on a consolidated basis	78.3	27.9	21.5	2.6	28.7	10.4	169.4
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	78.3	27.9	21.5	2.6	28.7	10.4	169.4

Copper sales (thousand short tons):
Total copper sales from own mines	92.1	29.1	22.6	3.3	28.7	10.4	186.2
Less undivided interest	13.8	—	—	—	—	—	13.8

Copper sales from own mines on a consolidated basis	78.3	29.1	22.6	3.3	28.7	10.4	172.4
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	78.3	29.1	22.6	3.3	28.7	10.4	172.4

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	78.3	29.1	22.6	3.3	28.7	10.4	172.4

($ in millions)
Operating income (loss)	$85.9	84.4	134.5	1.1	17.1	(2.9)	320.1
Special items and provisions, net	(0.3)	—	—	—	(0.6)	(4.2)	(5.1)

Operating income (loss) excluding special items and provisions	$86.2	84.4	134.5	1.1	17.7	1.3	325.2

First Quarter 2004
Copper production (thousand short tons):
Total production	102.3	24.7	18.0	2.3	15.2	11.2	173.7
Less undivided interest	15.4	—	—	—	—	—	15.4

Copper production on a consolidated basis	86.9	24.7	18.0	2.3	15.2	11.2	158.3
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	86.9	24.7	18.0	2.3	15.2	11.2	158.3

Copper sales (thousand short tons):
Total copper sales from own mines	102.3	27.0	20.1	3.7	15.2	11.2	179.5
Less undivided interest	15.4	—	—	—	—	—	15.4

Copper sales from own mines on a consolidated basis	86.9	27.0	20.1	3.7	15.2	11.2	164.1
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	86.9	27.0	20.1	3.7	15.2	11.2	164.1

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	86.9	27.0	20.1	3.7	15.2	11.2	164.1

($ in millions)
Operating income (loss)	$77.9	24.9	30.0	(0.7)	15.0	2.4	149.5
Special items and provisions, net	—	—	—	—	—	—	—

Operating income (loss) excluding special items and provisions	$77.9	24.9	30.0	(0.7)	15.0	2.4	149.5

Refer to segment discussion on pages 30 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 30 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
First Quarter 2005
Copper production (thousand short tons):
Total production	57.3	23.9	59.1	140.3
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	57.3	23.9	59.1	140.3
Less minority participants’ shares	10.3	—	29.0	39.3

Copper production on a pro rata basis	47.0	23.9	30.1	101.0

Copper sales (thousand short tons):
Total copper sales from own mines	52.8	22.3	62.2	137.3
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	52.8	22.3	62.2	137.3
Less minority participants’ shares	9.4	—	30.5	39.9

Copper sales from own mines on a pro rata basis	43.4	22.3	31.7	97.4

Total purchased copper (thousand short tons)	3.2	—	—	3.2

Total copper sales on a consolidated basis	56.0	22.3	62.2	140.5

($ in millions)
Operating income (loss)	$75.4	36.0	44.5	155.9
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$75.4	36.0	44.5	155.9

First Quarter 2004
Copper production (thousand short tons):
Total production	55.5	25.2	62.9	143.6
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	55.5	25.2	62.9	143.6
Less minority participants’ shares	11.1	—	30.8	41.9

Copper production on a pro rata basis	44.4	25.2	32.1	101.7

Copper sales (thousand short tons):
Total copper sales from own mines	54.8	25.6	63.1	143.5
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	54.8	25.6	63.1	143.5
Less minority participants’ shares	10.9	—	30.9	41.8

Copper sales from own mines on a pro rata basis	43.9	25.6	32.2	101.7

Total purchased copper (thousand short tons)	10.9	—	—	10.9

Total copper sales on a consolidated basis	65.7	25.6	63.1	154.4

($ in millions)
Operating income (loss)	$68.8	37.8	74.6	181.2
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$68.8	37.8	74.6	181.2

Refer to segment discussion on pages 30 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 30 for further discussion.)

PHELPS DODGE CORPORATION
PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

First Quarter 2005
Copper production (thousand short tons):
Total production	—	0.9	—	324.4	0.6	325.0
Less undivided interest	—	—	—	13.8	—	13.8

Copper production on a consolidated basis	—	0.9	—	310.6	0.6	311.2
Less minority participants’ shares	—	—	—	39.3	—	39.3

Copper production on a pro rata basis	—	0.9	—	271.3	0.6	271.9

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.9	—	324.4	0.6	325.0
Less undivided interest	—	—	—	13.8	—	13.8

Copper sales from own mines on a consolidated basis	—	0.9	—	310.6	0.6	311.2
Less minority participants’ shares	—	—	—	39.9	—	39.9

Copper sales from own mines on a pro rata basis	—	0.9	—	270.7	0.6	271.3

Total purchased copper (thousand short tons)	—	82.4	7.0	92.6	—	92.6

Total copper sales on a consolidated basis	—	83.3	7.0	403.2	0.6	403.8

Molybdenum production (thousand pounds):
Primary - Henderson	7,853	—	—	7,853	—	7,853
By-product	6,862	—	—	6,862	—	6,862

Total production	14,715	—	—	14,715	—	14,715

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	14,933	—	—	14,933	—	14,933
Purchased molybdenum	3,662	—	—	3,662	—	3,662

Total molybdenum sales	18,595	—	—	18,595	—	18,595

($ in millions)
Operating income (loss)	$86.6	4.2	(3.8)	563.0	(12.6)	550.4
Special items and provisions, net	—	—	—	(5.1)	(0.8)	(5.9)

Operating income (loss) excluding special items and provisions	$86.6	4.2	(3.8)	568.1	(11.8)	556.3

Refer to segment discussion on pages 30 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 30 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

First Quarter 2004
Copper production (thousand short tons):
Total production	—	0.3	—	317.6	—	317.6
Less undivided interest	—	—	—	15.4	—	15.4

Copper production on a consolidated basis	—	0.3	—	302.2	—	302.2
Less minority participants’ shares	—	—	—	41.9	—	41.9

Copper production on a pro rata basis	—	0.3	—	260.3	—	260.3

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.3	—	323.3	—	323.3
Less undivided interest	—	—	—	15.4	—	15.4

Copper sales from own mines on a consolidated basis	—	0.3	—	307.9	—	307.9
Less minority participants’ shares	—	—	—	41.8	—	41.8

Copper sales from own mines on a pro rata basis	—	0.3	—	266.1	—	266.1

Total purchased copper (thousand short tons)	—	103.7	0.5	115.1	—	115.1

Total copper sales on a consolidated basis	—	104.0	0.5	423.0	—	423.0

Molybdenum production (thousand pounds):
Primary - Henderson	6,456	—	—	6,456	—	6,456
By-product	7,019	—	—	7,019	—	7,019

Total production	13,475	—	—	13,475	—	13,475

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,157	—	—	15,157	—	15,157
Purchased molybdenum	3,424	—	—	3,424	—	3,424

Total molybdenum sales	18,581	—	—	18,581	—	18,581

($ in millions)
Operating income (loss)	$15.6	4.1	(0.3)	350.1	(19.9)	330.2
Special items and provisions, net	—	—	—	—	—	—

Operating income (loss) excluding special items and provisions	$15.6	4.1	(0.3)	350.1	(19.9)	330.2

Refer to segment discussion on pages 30 through 34.

Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 30 for further discussion).

Sales of Copper (U.S. and South America) and Molybdenum

     The Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mine segments with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American mines to third parties. In the 2005 first quarter, the South American mines sold approximately 44 percent of their copper to the Sales segment, compared with approximately 50 percent in the 2004 first quarter. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers, and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.

(Unaudited; $ in millions)

	First Quarter
	2005	2004
U.S. Mining Operations*
Unaffiliated customers	$930.7	862.4
Intersegment elimination	(164.2)	(198.3)

	766.5	664.1

South American Mines**
Unaffiliated customers	210.6	202.1
Intersegment	164.2	198.3

	374.8	400.4

Primary Molybdenum
Unaffiliated customers	476.8	150.0
Intersegment	—	—

	476.8	150.0

Total PDMC
Unaffiliated customers	$1,618.1	1,214.5

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

     U.S. Mines, Manufacturing, Sales Segments and Other – Sales

     Sales and other operating revenues by U.S. Mining Operations increased $102.4 million, or 15 percent, in the 2005 first quarter compared with the 2004 first quarter. This increase was primarily due to higher realized average copper prices (approximately $115 million); partially offset by lower copper sales volumes (approximately $5 million), lower precious metal sales (approximately $7 million) and higher treatment and refining allowances resulting from sales volumes (approximately $4 million).

     South American Mines Segments – Sales

     South American Mines sales and other operating revenues decreased $25.6 million, or 6 percent, in the 2005 first quarter compared with the 2004 first quarter. This decrease was primarily due to lower copper sales volumes (approximately $35 million) and higher treatment and refining allowances resulting from sales volumes (approximately $13 million); partially offset by higher realized copper prices (approximately $16 million) and higher precious metal sales (approximately $6 million).

     Primary Molybdenum Segment – Sales

     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $326.8 million, or 218 percent, in the 2005 first quarter compared with the 2004 first quarter. This increase primarily was due to higher average molybdenum realizations (approximately $320 million) and higher molybdenum tolling revenue (approximately $5 million).

Operating Income for Copper (U.S. and South America) and Molybdenum

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

Note: Supplemental Data

     The following tables summarize PDMC’s operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the quarters ended March 31, 2005 and 2004:

(Unaudited; $ in millions)

	First Quarter
	2005	2004
Segment operating income:
U.S. Mining Operations*	$307.9	133.4
South American Mines**	155.9	181.2
Primary Molybdenum	86.6	15.6

	$550.4	330.2

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(5.9)	—
South American Mines**	—	—
Primary Molybdenum	—	—

	$(5.9)	—

Segment operating income excluding special items and provisions:
U.S. Mining Operations*	$313.8	133.4
South American Mines**	155.9	181.2
Primary Molybdenum	86.6	15.6

	$556.3	330.2

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.

U.S. Mines – Operating Income

     U.S. Mining Operations reported operating income of $307.9 million including special, net charges of $5.9 million in the 2005 first quarter, compared with operating income of $133.4 million in the 2004 first quarter. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Morenci Segment – Operating Income

     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting.

     Operating income of $85.9 million for the 2005 first quarter increased $8.0 million compared with the 2004 first quarter primarily due to higher average copper prices (approximately $37 million); partially offset by lower sales volume (approximately $21 million) and higher cost of copper production (approximately $10 million). Higher cost of copper production was primarily due to higher operating and repair costs due to weather-related events and higher supply costs (approximately $13 million), higher energy costs (approximately $3 million) and higher cathode freight costs (approximately $3 million); partially offset by a decrease in work-in-process inventories (approximately $6 million) and lower depreciation expense (approximately $3 million).

     Bagdad Segment – Operating Income

     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.

     Operating income of $84.4 million for the 2005 first quarter increased $59.5 million compared with the 2004 first quarter primarily due to lower cost of copper production (approximately $39 million), higher average copper prices (approximately $14 million) and higher sales volume (approximately $5 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits resulting from higher average prices and volumes (approximately $58 million); partially offset by higher production costs (approximately $19 million). The higher production costs were primarily due to higher mining and milling rates (approximately $11 million) associated with the ramp-up of capacity, smelting and refining costs resulting from higher concentrate production volume (approximately $6 million), and mitigation of damage and additional costs necessitated by record rainfall (approximately $3 million).

     Sierrita Segment – Operating Income

     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper concentrates, electrowon copper cathodes and molybdenum products.

     Operating income of $134.5 million for the 2005 first quarter increased $104.5 million compared with the 2004 first quarter primarily due to lower cost of copper production (approximately $87 million), higher average copper prices (approximately $11 million) and higher sales volumes (approximately $6 million). Lower cost of copper production was primarily due to higher molybdenum by-product credits (approximately $100 million); partially offset by higher mining and milling rates associated with the ramp-up of capacity (approximately $6 million), smelting and refining costs related to higher concentrate production volume (approximately $2 million), and costs associated with increased copper cathode production volume (approximately $2 million).

     Miami/Bisbee Segment – Operating Income (Loss)

     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathodes. The Company’s interest in the Copreco venture that operates the water treatment/copper recovery facility in Bisbee, located in southern Arizona, is accounted for on an equity basis.

     Operating income of $1.1 million for the 2005 first quarter increased $1.8 million compared with the 2004 first quarter primarily due to higher average copper prices (approximately $2 million).

     Chino/Cobre Segment – Operating Income

     The Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine. Our Cobre mine is on care-and-maintenance status with the exception of certain, limited mining activities.

     Operating income of $17.1 million for the 2005 first quarter increased $2.1 million compared with the 2004 first quarter primarily due to higher sales volumes (approximately $32 million) and higher average copper prices (approximately $14 million); mostly offset by higher mining and milling costs resulting from the restart of milling operations and ramp-up of mining operations including increased stripping (approximately $26 million), higher smelting and refining costs related to increased concentrate production (approximately $10 million), and the impact of changes in work-in-process inventories (approximately $8 million).

     Tyrone Segment – Operating Income (Loss)

     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.

     An operating loss of $2.9 million for the 2005 first quarter was unfavorable by $5.3 million compared with the 2004 first quarter primarily due to higher environmental accruals (approximately $5 million), higher mining costs due to more tons mined (approximately $3 million) and lower sales volumes (approximately $2 million); partially offset by the effect of higher average copper prices (approximately $5 million).

     Manufacturing Segment – Operating Income

     The Manufacturing segment reported operating income of $4.2 million in the 2005 first quarter, compared with a 2004 first quarter operating income of $4.1 million. The increase of $0.1 million was primarily due to higher smelting and rod revenues ($4.2 million) resulting from higher tons processed through the smelter and higher rod premiums; offset by costs of $4.0 million associated with a fire at our Norwich rod mill on January 7, 2005. Our other rod mills increased production to compensate for this production loss, and full production resumed in late January 2005.

     Sales Segment – Operating Loss

     The Sales segment reported an operating loss of $3.8 million in the 2005 first quarter, compared with a 2004 first quarter operating loss of $0.3 million. The increase of $3.5 million in operating losses was primarily due to premiums paid as part of our copper price protection program.

South American Mines – Operating Income

     South American Mines reported operating income in the 2005 first quarter of $155.9 million, compared with operating income of $181.2 million in the 2004 first quarter. (Refer to the separate discussion of PDMC’s segments below for further detail.)

     Candelaria/Ojos del Salado Segment – Operating Income

     The Candelaria open-pit mine, located near Copiapó in northern Chile, produces copper concentrates. The segment also includes the wholly owned, nearby Ojos del Salado underground mines that produce copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and report minority interest).

     Operating income of $75.4 million in the 2005 first quarter increased $6.6 million compared with the 2004 first quarter primarily due to higher average copper prices (approximately $24 million); partially offset by higher cost of copper production (approximately $16 million). Higher cost of copper production was primarily due to the ramp-up of production at Ojos del Salado (approximately $9 million), higher price participation costs associated with the smelting and refining of Candelaria concentrates (approximately $2 million), higher fuel costs (approximately $2 million) and higher supply costs (approximately $4 million).

     Cerro Verde Segment – Operating Income

     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes. We own 82.5 percent of the common stock of Cerro Verde, which we fully consolidate (and report minority interest). In the first quarter of 2005, Phelps Dodge executed definitive agreements permitting Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, known collectively as Sumitomo, to acquire an equity position of between 21 percent and 24.99 percent in Cerro Verde. Pursuant to the agreements, Compañia de Minas Buenaventura S.A. (Buenaventura) also will increase its ownership position from 9.2 percent to as much as 20 percent. Under the agreements, Phelps Dodge will maintain a majority interest in Cerro Verde. Final ownership percentages are dependent upon the decisions of various minority shareholders who own shares of Cerro Verde through the Lima Stock Exchange to participate in the capital increase transaction contemplated by the agreements. (Refer to PDMC – Other Matters on page 35 for additional discussion.)

     Operating income of $36.0 million for the 2005 first quarter decreased $1.8 million compared with the 2004 first quarter primarily due to lower sales volume (approximately $6 million), and higher mining repair/maintenance costs and fuel costs (approximately $5 million); partially offset by higher average copper prices (approximately $9 million).

     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an $850 million expansion of the Cerro Verde mine. In early February 2005, the board unconditionally approved proceeding with project development simultaneously with the financing efforts. (Refer to PDMC – Other Matters on page 35 for additional discussion of the Cerro Verde mine expansion.)

     El Abra Segment – Operating Income

     The El Abra open-pit mine, located in northern Chile, produces electrowon copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and the remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. We fully consolidate El Abra (and report minority interest).

     Operating income of $44.5 million for the 2005 first quarter decreased $30.1 million compared with the 2004 first quarter primarily due to higher average copper prices being offset by mark-to-market adjustments on collars (approximately $18 million); higher production costs (approximately $5 million) primarily due to higher acid, diesel fuel and contracted services; and lower sales volumes (approximately $6 million). Average copper prices benefited from higher LME prices (approximately $24 million), but were offset by the mark-to-market effects of copper collars related to 2005 production (approximately $42 million).

Primary Molybdenum – Operating Income

     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products. The Climax mine is currently on care-and-maintenance status. We expect to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine reserves for continued long-term primary molybdenum supply for the chemicals business. Nonetheless, we continue to evaluate short-and mid-term production opportunities for the Climax mine based on market conditions and projects as well as manage the facility in a manner that allows its production to commence in a timely and efficient manner.

     Operating income of $86.6 million in the 2005 first quarter increased $71.0 million compared with the 2004 first quarter primarily due to higher average molybdenum prices (approximately $320 million) and higher tolling revenue due to volume and price (approximately $5 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $241 million), higher production costs (approximately $11 million) and shutdown expenses (approximately $1 million). Higher production costs resulted primarily from increased volumes and included higher labor and maintenance costs (approximately $5 million), conversion costs (approximately $4 million), higher outside service costs (approximately $2 million), higher tolling costs due to increased volume (approximately $2 million), freight and warehousing costs (approximately $2 million), energy costs (approximately $1 million) and depreciation expense (approximately $1 million); partially offset by decreased cost of material drawn from inventory ($6 million).

2004 Recommencement of Previously Curtailed Properties

     In January 2004, we resumed production at certain of our previously curtailed properties. This decision was based on the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance. The actual production ramp-ups and timing occurred as follows:

•	Our Bagdad mine in Arizona began increasing production in January 2004 and resumed producing at full capacity in the 2004 second quarter.

•	Our Sierrita mine in Arizona began increasing production in January 2004 and resumed producing at full capacity in the 2004 fourth quarter.

•	Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumed full mine-for-leach operations. The Chino milling operation increased to approximately 80 percent of capacity in the 2004 third quarter, which better balances our concentrate and acid production in the southwest.

•	Our Ojos del Salado mine in Chile, which had been curtailed since 1998, resumed underground mining and milling operations during the 2004 second quarter.

•	Our Miami smelter in Arizona resumed operating at full capacity in the 2004 second quarter.

Including the effect of the above-mentioned recommencements, we expect our pro rata share of copper production in 2005 to be 2.3 billion pounds (2.7 billion pounds on a consolidated basis); our 2005 molybdenum production is expected to total 65 million pounds.

     Even though we remain very optimistic about the strong copper and molybdenum markets, we will remain disciplined with our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market demand and price swings.

     At March 31, 2005, excluding the Morenci mill, we had approximately 200 million to 250 million pounds of curtailed annual copper production capacity (both our share and 100 percent basis), that could be brought to market depending on equipment availability and near-term mine plans within one to three years. This curtailed capacity is located at our U.S. mine sites, all with existing infrastructures. However, additional mining equipment may be required at a cost of approximately $150 million to $250 million. This reflects an increase over previously disclosed amounts primarily due to certain shovels and haul trucks being moved to other current operating locations to maximize the efficiency of our equipment and as a result of mine plan changes.

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

     Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2005 annual production of approximately 2.7 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in average annual cost of copper production, causes a variation in annual operating income before taxes and adjustment for minority interest of approximately $27 million.

     Our expected 2005 molybdenum production is approximately 65 million pounds (approximately 32 million pounds from primary mines and 33 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous 30 days (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, adjust based on the underlying published prices, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $45 million.

PDMC – Other Matters

     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an $850 million expansion of the Cerro Verde mine near Arequipa, Peru. Final approval was contingent upon obtaining financing and obtaining certain key permits and government approvals. The required permits and approvals were obtained in the 2004 fourth quarter, and in early February 2005, the board unconditionally approved proceeding with project development simultaneously with the financing efforts. We expect to finalize financing arrangements during 2005.

     At present, Phelps Dodge owns 82.5 percent of the outstanding shares of Cerro Verde. Buenaventura, a publicly traded Peruvian mining concern, owns 9.2 percent of the outstanding shares, and the remainder is publicly traded on the Lima Stock Exchange. In March 2005, Phelps Dodge executed definitive agreements permitting Sumitomo to acquire an equity position of between 21 percent and 24.99 percent in Cerro Verde. Pursuant to the agreements, Buenaventura also will increase its ownership position from 9.2 percent to as much as 20 percent.

     The agreements formalize a previously announced agreement in principle among Phelps Dodge, Sumitomo and Buenaventura. Under the agreements, Phelps Dodge will maintain a majority interest in Cerro Verde. Final ownership percentages are dependent upon the decisions of various minority shareholders who own shares of Cerro Verde through the Lima Stock Exchange to participate in the capital increase transaction contemplated by the agreements. The transaction will be accomplished through a general capital increase process by Cerro Verde and is subject to customary closing conditions.

     The new capital invested by Sumitomo, Buenaventura and the other shareholders is expected to total up to approximately $440 million, depending upon the extent of participation by Buenaventura and other shareholders, and will be used as partial financing of the expansion, as discussed below.

     The expansion, which will be financed with a combination of Cerro Verde cash (including cash from the issuance of shares) and new project debt, permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Processing of the sulfide ore is expected to begin in late 2006 and the expanded production rate should be achieved in the first half of 2007. The current copper production at Cerro Verde is approximately 100,000 tons per year. After completion of the expansion, copper production will initially approximate 300,000 tons per year.

     Additionally, Sumitomo has agreed in principle to purchase a 20 percent interest in Ojos del Salado for approximately $25 million, including exploration properties and interests in the Punta del Cobre exploration district. This transaction is expected to close in the first half of 2005. Phelps Dodge will continue to retain a majority interest in the operation.

     In mid-2004, the Bureau of Land Management (BLM) issued its Record of Decision supporting a land exchange with Phelps Dodge. On April 13, 2005, the U.S. Department of the Interior affirmed the BLM’s Record of Decision supporting a land exchange with the Company. This action allows us to continue to push forward development of the proposed copper mining operation near Safford, Arizona. The proposed project includes development of the Dos Pobres and San Juan copper ore bodies, about eight miles north of Safford in southeastern Arizona.

Significant New Mexico Environmental and Reclamation Programs

     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.

     Chino, Tyrone and Cobre are also subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

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

     The Company’s cost estimates to perform the work itself (internal cost basis) generally are substantially lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses.

     Refer to Note 6, Contingencies, to our unaudited March 31, 2005, Consolidated Financial Information, for additional discussion of significant New Mexico Environmental and Reclamation Programs.

RESULTS OF PHELPS DODGE INDUSTRIES

     PDI, our manufacturing division, produces engineered products principally for the global energy, telecommunications, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses including magnet wire, energy cables and specialty conductors. The Company is continuing to explore strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. We are actively working with advisors and interested parties to select the alternatives we believe will provide the best benefit for our shareholders.

(Unaudited; $ in millions)

	First Quarter
	2005	2004
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$180.0	163.9
Wire and Cable	268.4	218.6

	$448.4	382.5

Operating income:
Specialty Chemicals	$13.2	11.2
Wire and Cable	12.0	2.3

	$25.2	13.5

PDI – Sales

     PDI reported sales to unaffiliated customers of $448.4 million in the 2005 first quarter, compared with sales of $382.5 million in the 2004 first quarter. The increase of $65.9 million was due to higher Wire and Cable sales that increased $49.8 million primarily as a result of increased demand and metal prices for energy cables and building wire in the international markets (approximately $49 million). Additionally, Specialty Chemicals sales increased $16.1 million primarily as a result of foreign exchange impacts (approximately $10 million) and improved pricing primarily due to the pass-through of higher feedstock oil costs to customers and negotiated price increases in North America (approximately $6 million).

     PDI – Operating Income

     PDI reported operating income of $25.2 million in the 2005 first quarter including special, net pre-tax gains of $0.4 million, compared with operating income of $13.5 million in the 2004 first quarter including special, net pre-tax charges of $1.8 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)

Note: Supplemental Data

     The following table summarizes PDI’s operating income, special items and provisions, and the resultant earnings excluding these special items and provisions for the quarters ended March 31, 2005 and 2004:

(Unaudited; $ in millions)

	First Quarter
	2005	2004
Operating income	$25.2	13.5
Special, pre-tax items and provisions, net	0.4	(1.8)

Segment operating income excluding special items and provisions	$24.8	15.3

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data

     The following table summarizes PDI’s special items and provisions, all of which related to Wire and Cable, in operating income for the quarters ended March 31, 2005 and 2004:

(Unaudited; $ in millions)

	First Quarter
	2005	2004
Restructuring programs/closures	$0.4	(1.7)
Environmental provisions, net	—	(0.1)

	$0.4	(1.8)

     Specialty Chemicals – Operating Income

     Specialty Chemicals reported operating income of $13.2 million in the 2005 first quarter, compared with operating income of $11.2 million in the 2004 first quarter.

     Operating income increased $2.0 million compared with the 2004 first quarter primarily due to improved margins reflecting higher prices (approximately $8 million); partially offset by higher costs associated with accelerated depreciation (approximately $5 million) for 2004 operational restructuring activities.

     Wire and Cable — Operating Income

     Wire and Cable reported operating income of $12.0 million including special, net pre-tax gains of $0.4 million in the 2005 first quarter, compared with operating income of $2.3 million including special, net pre-tax charges of $1.8 million in the 2004 first quarter.

     Operating income increased $9.7 million compared with the 2004 first quarter primarily due to improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $6 million), the impact of higher special, net pre-tax gains ($2.2 million), and lower depreciation expense (approximately $1 million) primarily associated with its magnet wire restructuring plan.

OTHER MATTERS RELATING TO THE STATEMENT OF CONSOLIDATED OPERATIONS

     Cost of Products Sold

     Cost of products sold was $1,322.9 million for the 2005 first quarter, compared with $1,098.4 million for the 2004 first quarter. The increase of $224.5 million was attributable to an increase in copper and molybdenum production costs (approximately $139 million – see segment discussions on pages 31 to 34), higher costs of molybdenum purchased from third parties (approximately $81 million) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $19 million); partially offset by lower purchased cathode and concentrate (approximately $33 million) due to lower volumes.

     Selling and General Administrative Expense

     Selling and general administrative expense was $47.3 million in the 2005 first quarter, compared with $38.5 million in the 2004 first quarter. The increase of $8.8 million primarily resulted from a contribution to the Phelps Dodge Foundation ($6 million) to fund charitable contributions.

     Exploration and Research Expense

     Our net exploration and research expense was $18.8 million for the 2005 first quarter, compared with $13.6 million in the 2004 first quarter. The increase of $5.2 million primarily resulted from higher PDMC research expense (approximately $5 million) due to increased project development work at the Process Technology Center in Safford, Arizona.

     Interest Expense

     We reported interest expense, net of capitalized interest, of $22.9 million in the 2005 first quarter, compared with $38.9 million in the 2004 first quarter. The decrease of $16.0 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2004 (approximately $17 million).

     Early Debt Extinguishment Costs

     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest. This resulted in a 2004 first quarter special, pre-tax charge of $3.9 million ($3.1 million after-tax) for early debt extinguishment costs, including purchase premiums.

     In March 2004, the Company completed tender offers for its 6.625 percent Notes due in 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 first quarter special, pre-tax charge of $18.5 million ($14.5 million after-tax) for early debt extinguishment costs, including purchase premiums.

     Miscellaneous Income and Expense, Net

     Miscellaneous income and expense, net was $18.1 million in the 2005 first quarter, compared with $2.2 million in the 2004 first quarter. The increase of $15.9 million resulted primarily from higher dividend income ($10.9 million), which was primarily from SPCC, and higher interest income ($5.3 million).

     Provision for Taxes on Income

     The Company’s income tax provision for the 2005 first quarter resulted from taxes on earnings at international operations ($48.3 million), including recognition of valuation allowances ($0.4 million), and taxes on earnings at U.S. operations ($82.9 million), including benefits from the release of valuation allowances ($21.3 million). The release of the domestic valuation allowances was attributable to the utilization of net operating losses (NOLs) and other tax credits.

     The Company’s income tax provision for the 2004 first quarter resulted from taxes on earnings at international operations ($36.9 million), including benefits from the release of valuation allowances ($24.5 million), and taxes on earnings at U.S. operations ($0.1 million), including benefits from the release of valuation allowances ($24.3 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million).

CHANGES IN FINANCIAL CONDITION

     Working Capital

     During the 2005 first quarter, net working capital balances (excluding cash and cash equivalents and debt) increased $233.4 million. This net increase resulted primarily from:

•	a $216.6 million increase in accounts receivable primarily due to higher copper prices and sales volumes (approximately $202 million), repayment of securitization program (approximately $85 million), and higher molybdenum sales volumes and prices (approximately $43 million); partially offset by a decrease associated with the timing of collections (approximately $113 million);

•	a $17.5 million increase in prepaid expenses and other current assets primarily due to timing of payments for insurance (approximately $11 million) and the timing of major activities (approximately $5 million) for the Cerro Verde sulfide project;

•	a $14.6 million increase in inventories primarily due to higher purchases at Wire and Cable in anticipation of increased sales volumes (approximately $20 million);

•	an $11.0 million decrease in accounts payable and accrued expenses primarily resulting from payments for employee incentive and variable compensation plans (approximately $50 million), timing of payments (approximately $26 million), and lower accruals primarily for settlement of legal matters (approximately $17 million); partially offset by higher mark-to-market adjustments primarily on copper collars (approximately $48 million), higher cathode and concentrate purchases (approximately $19 million) and net increases in asset retirement obligation costs (approximately $13 million); partially offset by

•	a $36.9 million increase in accrued income taxes primarily due to higher foreign and federal income tax provisions (approximately $107 million); partially offset by payments, net of refunds (approximately $58 million) and a tax benefit associated with stock options (approximately $10 million).

     Cash and Cash Equivalents

     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At March 31, 2005, approximately 42 percent of the Company’s $1,398.0 million of cash was held at international operations. Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.

     Capital Expenditures and Investments

     Capital expenditures and investments in subsidiaries for the 2005 first quarter totaled $68.3 million including $60.3 million for PDMC, $7.5 million for PDI and $0.5 million for other corporate-related activities. Capital expenditures and investments in subsidiaries for the corresponding 2004 period totaled $46.7 million including $28.0 million for PDMC, $8.9 million for PDI and $9.8 million for other corporate-related activities. Capital expenditures and investments in subsidiaries for the year 2005 are expected to be approximately $750 million to $850 million including approximately $690 million for PDMC, approximately $75 million for PDI, and approximately $25 million for other corporate-related activities. The increase from the $317.3 million in 2004 is primarily due to the $400 million Cerro Verde expects to spend on its expansion project in 2005, approximately $25 million for our share of the construction costs for the Luna power plant, and $10 million for expansion of our magnet wire plant in China. These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. The 2005 capital expenditures for the Cerro Verde expansion project will be funded by the cash proceeds expected to be received from its equity partners, with the remainder of the project expenditures being funded by Cerro Verde cash reserves, project financing and operating cash flows.

     Debt

     At March 31, 2005, our total debt was $1,046.8 million, compared with $1,096.9 million at December 31, 2004. The $50.1 million decrease in total debt from December 31, 2004, was primarily due to a net decrease in short-term borrowings (approximately $48.5 million) primarily at El Abra. Our ratio of debt to total capitalization was 16.4 percent at March 31, 2005, compared with 18.3 percent at December 31, 2004.

     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. This agreement provides for a facility fee (currently 12.5 basis points) ranging from 8 basis points to 20 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates of-

fered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 10 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 50 basis points) range from 27 basis points to 80 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum EBITDA (as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). At March 31, 2005, there was approximately $75 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at March 31, 2005, amounted to approximately $1,025 million, of which approximately $225 million could be used for additional letters of credit.

     Dividends

     On March 4, 2005, Phelps Dodge paid a regular quarterly dividend of 25 cents per common share for the 2005 first quarter; the amount for the quarter was $24.0 million. On April 6, 2005, Phelps Dodge declared a regular quarterly dividend of 25 cents per common share for the 2005 second quarter to be paid on June 3, 2005, to common shareholders of record at the close of business on May 16, 2005.

     On February 15, 2005, Phelps Dodge paid a regular quarterly dividend of $1.6875 per mandatory convertible preferred share; the amount for the quarter was $3.4 million. On February 2, 2005, Phelps Dodge declared a quarterly dividend of $1.6875 per mandatory convertible preferred share to be paid on May 16, 2005, to preferred shareholders of record at the close of business on April 1, 2005.

     Contractual Obligations

     The following table summarizes Phelps Dodge’s contractual obligations at March 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The following table, as of March 31, 2005, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2004:

(Unaudited; $ in millions)

		Less Than
	Total	1 Year	1-3 Years

Short-term debt	$30.3	30.3	—
Long-term debt	1,016.5	45.8	99.3
Scheduled interest payment obligations*	1,188.8	77.2	152.9
Asset retirement obligations**	78.0	35.7	21.5
Take-or-pay contracts	532.9	215.7	193.6

		After
	4-5 Years	5 Years

Short-term debt	$—	—
Long-term debt	24.5	846.9
Scheduled interest payment obligations*	139.9	818.8
Asset retirement obligations**	11.4	9.4
Take-or-pay contracts	48.9	74.7

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at March 31, 2005, for variable rate debt.

**	Asset retirement obligations only included our estimated contractual cash payments associated with accelerating reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of March 31, 2005. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. Additionally, we have excluded payments for reclamation activities that are expected to occur after five years that are either not estimable and/or for which the timing is not determinable because the majority of these cash flows are expected to occur over an extended period of time commencing near the end of the mine life.

     Our take-or-pay contracts primarily include contracts for electricity (approximately $130 million), contracts for petroleum-based feedstock for conversion into carbon black (approximately $153 million), transportation and port fee commitments (approximately $86 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso refinery (approximately $60 million), contracts for natural gas (approximately $24 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra (approximately $19 million), oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $10 million) and contracts for other supplies and services (approximately $51 million) of which approximately $30 million was associated with the expansion of the Cerro Verde mine. Approximately 69 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total approximately $68 million primarily for El Abra sulfuric acid freight arrangements. Our carbon black facility in the United Kingdom has port fee commitments of approximately $12 million over approximately 44 years. Our copper mine in Peru has port fee commitments of approximately $6 million over approximately 21 years.

     Guarantees

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge Corporation as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 19, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion regarding our financial guarantee and indemnity obligations. As of March 31, 2005, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in connection with our guarantees that existed as of December 31, 2004. Additionally, there were no guarantees issued in the 2005 first quarter that had a material impact on our consolidated financial statements.

     Other Items that May Affect Liquidity

     On April 15, 2005, the Company filed a $400 million shelf registration statement with the Securities and Exchange Commission on Form S-3. We currently have outstanding $600 million under a shelf registration statement that was declared effective on July 15, 2003. We are planning to combine the two registration statements into a new $1 billion shelf registration. The shelf registration provides flexibility to efficiently access capital markets should financial circumstances warrant.

     On March 24, 2005, Moody’s Investors Service upgraded Phelps Dodge’s senior unsecured ratings to Baa2 from Baa3 (stable outlook).

     On February 9, 2005, Standard and Poor’s Rating Services raised Phelps Dodge’s senior unsecured debt rating from BBB- (positive outlook) to BBB (positive outlook). S&P also raised the Company’s commercial paper (short-term) rating from A3 to A2.

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

     For New Mexico, financial assurance may be provided in several forms, including third-party performance guarantees, collateral bonds, surety bonds, letters of credit and trust funds. Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for a portion of the financial assurance required for Chino, Tyrone and Cobre. Phelps

Dodge’s senior unsecured debt currently carries an investment-grade rating. If the Company’s bond rating falls below investment-grade, unless a different financial soundness test is met, the New Mexico mining operations that have a performance guarantee for a portion of their financial assurance would be required to supply financial assurance in another form.

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

     The Company maintains a program whereby it has the ability to sell on a continuous basis an undivided interest in certain eligible accounts receivable. PD Receivables, LLC, a wholly owned, special purpose, bankruptcy-remote subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and is consolidated with the operations of the Company. PD Receivables, LLC is permitted to receive advances of up to $90 million for the sale of such undivided interest. The transactions are accounted for as a sale of receivables under the provisions of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125.” On January 20, 2005, we repaid the outstanding balance on the program of $85 million that was advanced under the Receivables Facility. The program remains in place on an undrawn basis.

     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. However, it is not clear what, if any, effect the new royalty law will have on operations at Cerro Verde.

     In December 2004, the Chilean government proposed legislation that, if approved, would impose an additional 5 percent tax on the operational margin generated in Chile as defined in the proposed legislation. Any potential impact on Phelps Dodge cannot be reasonably predicted at this time.

     As of March 31, 2005, we owned a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operated two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru. On October 21, 2004, SPCC announced it had executed a merger agreement with Americas Mining Corporation (AMC), a subsidiary of Grupo Mexico, the largest shareholder of SPCC. On April 1, 2005, this merger was completed and AMC sold its 99.15 percent shareholding in its subsidiary, Minera Mexico, S.A. de C.V. to SPCC, in return for 67.2 million shares of SPCC. As a result of the merger, Phelps Dodge’s interest in SPCC was diluted to approximately 7.6 percent.

     On April 4, 2005, the Company entered into a Registration Rights Agreement with SPCC, AMC, Cerro Trading Company, Inc. (Cerro) and SPC Investors, L.L.C. (SPC Investors). The Registration Rights Agreement contemplates that SPCC will file as promptly as practicable, and in any event will use its reasonable best efforts to file by April 29, 2005, a shelf registration statement covering the resale of all SPCC common stock held by Phelps Dodge, Cerro, and SPC Investors. In general, during the first six months following the effective date of the Registration Statement, Phelps Dodge will only be permitted to sell its common stock in SPCC through underwritten offerings sponsored by SPCC, and SPCC will not be permitted to conduct primary offerings of its common stock. During the following six-month period, Phelps Dodge can sell additional shares subject to monthly volume-based selling restrictions.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). We currently are considering the impact of the Act on our practice of reinvesting the earnings of our foreign subsidiaries. The Act provides an effective U.S. federal tax rate of 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the amount provided for dividends expected to be received in 2005 from certain South American operations, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings or the related income tax effect of such repatriation. We expect to finalize our as-

sessment by the end of the 2005 third quarter at which time any tax impact would be recognized.

     Diesel Fuel and Natural Gas Price Protection Programs

     We purchase significant quantities of diesel fuel and natural gas to operate our facilities and as inputs to the manufacturing process, electricity generation and copper refining.

     To reduce the Company’s exposure to price increases in these energy products, the Company enters into energy price protection programs for our North American and Chilean operations. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of diesel fuel and natural gas call option contracts and fixed-price swaps. The call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or “strike price.” Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed commodity purchase price for delivery during a specific hedge period.

     Our diesel fuel price protection program began in North America in 2000 and expanded to our Chilean mining operations in 2003. At March 31, 2005, we had outstanding diesel fuel option contracts in place to hedge approximately 15.9 million gallons of diesel fuel through June 2005. As of March 31, 2004, our diesel fuel price protection program had 37.9 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying diesel fuel purchases.

     As of March 31, 2005, our natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge approximately 1.8 million decatherms of natural gas through June 2005. As of March 31, 2004, our natural gas price protection program had outstanding natural gas option contracts in place to hedge approximately 5.7 million decatherms of natural gas. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying energy purchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company’s market risk during the quarter ended March 31, 2005. For additional information on market risk, refer to pages 41 through 43 and 78 through 83 of our report on Form 10-K for the year ended December 31, 2004.

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

     Changes in Internal Control Over Financial Reporting

     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter.

Part II. Other Information

Item 1. Legal Proceedings

     I. Reference is made to paragraph IV of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.

     Phelps Dodge Miami, Inc. and the other members of the Pinal Creek Group (PCG) settled their contribution claims against one defendant in April 2005, which will result in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has not been scheduled.

     II. Reference is made to paragraph VI of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.

     On March 3, 2005, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone) and Cobre Mining Company (Cobre) each entered into settlement agreements with the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department to resolve Notices of Violation (NOVs) issued by MMD on October 18, 2002, to Chino, Tyrone and Cobre under the New Mexico Mining Act Rules (NMMAR). The NOVs, as subsequently modified by the New Mexico Mining Commission, established schedules for Chino, Tyrone and Cobre to obtain approval of closeout plans under the NMMAR. MMD approved closeout plans for Chino on December 18, 2003, for Tyrone on April 12, 2004, and for Cobre on March 3, 2005. The settlement agreements resolved the issue of potential penalty assessments for the NOVs. To settle potential penalty claims, Chino and Tyrone agreed to donate $50,000 each to a fund administered by MMD for abandoned mine reclamation. In addition, Chino and Tyrone agreed to donate $125,000 each toward funding of a public project under the auspices of the Energy, Minerals and Natural Resources Department. Cobre settled potential penalty claims by agreeing to accelerate payments totaling $900,000 into the trust fund established for a portion of Cobre’s financial assurance. All of the required donations and payments were made in the first quarter of 2005.

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

     III. Reference is made to paragraph XI of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.

     Similar class actions are pending in state courts in California, North Carolina, Florida, Kansas, New Jersey, South Dakota and Tennessee on behalf of indirect purchasers of carbon black in those and six other states alleging violations of state antitrust and deceptive trade practices laws. Columbian has also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed in state court. In the class action filed in state court in North Carolina, the court granted the defendants’ motion to dismiss and the plaintiff dropped his appeal of the decision, so that case has been dismissed. The court in the New Jersey action denied a motion to dismiss, and the defendants have been granted leave to take an interlocutory appeal. The motion to dismiss an action in Tennessee was granted in part and denied in part; defendants have moved for leave to appeal. The plaintiff in another case in Tennessee (brought on behalf of purchasers in 23 states and the District of Columbia) voluntarily dismissed that case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (e) Issuer Purchases of Equity Securities

     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended March 31, 2005:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs

January 1-31, 2005	350	$99.46	—	—
February 1-28, 2005	11,431	95.70	—	—
March 1-31, 2005	1,611	101.48	—	—

Total	13,392	$96.49	—	—

*	The shares shown have been repurchased under the Company’s applicable restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, certain employees may elect to satisfy their tax obligations on restricted stock awards by having the Company withhold a portion of their shares of restricted stock. Additionally, the Company repurchases shares in the SSP as a result of changes in investment elections by plan participants.

Item 6. Exhibits

     Exhibits required to be filed by the Company are listed in the Index to Exhibits.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date:	April 29, 2005
By:	/s/ Denise R. Danner

Denise R. Danner
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

4.1	Amendment No. 1 to the Credit Agreement dated April 1, 2005 among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A. as administrative agent for the Lenders.

10.1	Registration Rights Agreement, dated as of March 31, 2005, made and entered into by and between Cerro Trading Company, Inc., SPC Investors, L.L.C., Phelps Dodge Corporation, Phelps Dodge Overseas Capital Corporation, Climax Molybdenum B.V., Southern Peru Copper Corporation and Americas Mining Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 8, 2005 (SEC File No. 1-82)).

10.2	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V., a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.3	Guarantee, dated as of March 16, 2005, among the Company, Sumitomo Corporation, a Japanese corporation, and Sumitomo Metal Mining Co., Ltd., a Japanese corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.