Form 10-Q
period 2005-06-30
PHELPS DODGE CORP
filed 2005-07-28
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Number of Common Shares outstanding at July 26, 2005: 96,951,907 shares.

-i-
PHELPS DODGE CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information
Item 1. Financial Statements
PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; in millions except per share data)

			Six Months Ended
	Second Quarter		June 30,
	2005	2004	2005	2004
Sales and other operating revenues	$2,151.6	1,650.9	4,218.1	3,247.9

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,346.5	1,133.6	2,669.4	2,232.0
Depreciation, depletion and amortization	127.0	124.4	256.4	249.3
Selling and general administrative expense	40.5	34.2	87.8	72.7
Exploration and research expense	26.7	15.5	45.5	29.1
Special items and provisions, net (see Note 3)	437.2	(11.5)	436.3	(4.7)

	1,977.9	1,296.2	3,495.4	2,578.4

Operating income	173.7	354.7	722.7	669.5
Interest expense	(23.4)	(32.3)	(47.1)	(71.3)
Capitalized interest	2.1	0.2	2.9	0.3
Early debt extinguishment costs	—	(15.2)	—	(37.6)
Gain on sale of cost-basis investment (see Note 3)	438.4	—	438.4	—
Change in interest gain from Cerro Verde stock issuance (see Note 3)	159.5	—	159.5	—
Miscellaneous income and expense, net	44.4	1.3	62.5	3.5

Income before taxes, minority interests in consolidated subsidiaries and equity in net earnings (losses) of affiliated companies	794.7	308.7	1,338.9	564.4
Provision for taxes on income (see Note 8)	(74.6)	(40.7)	(205.8)	(46.9)
Minority interests in consolidated subsidiaries	(38.5)	(42.0)	(65.5)	(105.6)
Equity in net earnings (losses) of affiliated companies	0.7	0.6	1.4	0.4

Net income	682.3	226.6	1,069.0	412.3
Preferred stock dividends	(3.4)	(3.4)	(6.8)	(6.8)

Net income applicable to common shares	$678.9	223.2	1,062.2	405.5

Weighted average number of common shares outstanding — basic	96.2	92.9	96.0	92.3

Basic earnings per common share	$7.06	2.40	11.07	4.39

Weighted average number of common shares outstanding — diluted	101.1	98.4	101.0	98.2

Diluted earnings per common share	$6.75	2.30	10.59	4.20
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,595.6	1,200.1
Restricted cash	168.3	—
Accounts receivable, less allowance for doubtful accounts (2005 — $16.9; 2004 — $17.4)	982.8	761.5
Mill and leach stockpiles	28.1	26.2
Inventories	430.8	392.1
Supplies	206.2	192.7
Prepaid expenses and other current assets	73.8	46.0
Deferred income taxes	54.2	43.1

Current assets	4,539.8	2,661.7
Investments and long-term receivables	124.6	120.7
Property, plant and equipment, net	4,903.8	5,318.9
Long-term mill and leach stockpiles	132.3	131.0
Deferred income taxes	46.4	61.8
Goodwill	110.3	103.5
Intangible assets, net	5.2	5.3
Other assets and deferred charges	196.5	191.2

	$10,058.9	8,594.1

Liabilities
Current liabilities:
Short-term debt	$30.3	78.8
Current portion of long-term debt	43.6	45.9
Accounts payable and accrued expenses	1,255.8	972.1
Dividends payable	39.7	3.4
Accrued income taxes	128.8	67.8

Current liabilities	1,498.2	1,168.0
Long-term debt	970.3	972.2
Deferred income taxes	388.9	448.4
Other liabilities and deferred credits	956.7	1,107.3

	3,814.1	3,695.9

Commitments and contingencies (see Notes 5, 6 and 8)

Minority interests in consolidated subsidiaries	844.9	555.1

Shareholders’ equity
Common shares, par value $6.25; 300.0 shares authorized; 96.9 outstanding (2004 — 95.9) after deducting 8.9 shares (2004 — 9.9) held in treasury, at cost	605.5	599.5
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2005 and 2004	2.0	2.0
Capital in excess of par value	1,981.2	1,906.4
Retained earnings	3,217.5	2,239.9
Accumulated other comprehensive loss	(372.0)	(384.2)
Other	(34.3)	(20.5)

	5,399.9	4,343.1

	$10,058.9	8,594.1

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$1,069.0	412.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	256.4	249.3
Deferred income tax provision (benefit)	(54.0)	(21.1)
Equity in net earnings (losses) of affiliated companies, net of dividends received	0.5	1.9
Gain on sale of cost-basis investment	(438.4)	—
Change in interest gain from Cerro Verde stock issuance	(159.5)	—
Special items and provisions	436.3	6.2
Early debt extinguishment costs	—	37.6
Minority interests in consolidated subsidiaries	65.5	105.6
Changes in current assets and liabilities:
Accounts receivable	(144.0)	(161.1)
Repayment of securitized accounts receivable	(85.0)	—
Mill and leach stockpiles	(1.8)	5.5
Inventories	(41.7)	(31.2)
Supplies	(20.3)	(6.7)
Prepaid expenses and other current assets	(27.3)	(20.7)
Interest payable	1.2	(4.0)
Other accounts payable	23.0	115.9
Accrued income taxes	73.8	(6.6)
Other accrued expenses	23.9	14.2
Other operating, net	(32.9)	(18.0)

Net cash provided by operating activities	944.7	679.1

Investing activities
Capital outlays	(179.5)	(96.4)
Capitalized interest	(2.9)	(0.3)
Investments in subsidiaries and other, net of cash received and acquired	(0.1)	(0.2)
Proceeds from asset dispositions	4.6	1.7
Proceeds from sale of cost-basis investment	451.6	—
Restricted cash	(168.3)	—
Other investing, net	(1.6)	2.8

Net cash provided by (used in) investing activities	103.8	(92.4)

Financing activities
Proceeds from issuance of debt	—	149.8
Payment of debt	(51.3)	(714.1)
Common dividends	(48.3)	—
Preferred dividends	(6.8)	(6.8)
Issuance of shares, net	33.2	167.1
Debt issue costs	(0.7)	(7.2)
Proceeds from issuance of Cerro Verde stock	441.8	—
Other financing, net	(28.2)	(57.3)

Net cash provided in (used in) financing activities	339.7	(468.5)

Effect of exchange rate impact on cash and cash equivalents	7.3	0.5

Increase in cash and cash equivalents	1,395.5	118.7
Increase at beginning of 2004 from consolidating El Abra and Candelaria	—	28.3
Cash and cash equivalents at beginning of period	1,200.1	683.8

Cash and cash equivalents at end of period	$2,595.6	830.8

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at December 31, 2004	95.9	$599.5	2.0	$2.0	$1,906.4	$2,239.9	$(384.2)	$(20.5)	$4,343.1
Stock options exercised	0.8	4.9			58.3				63.2
Restricted shares issued/cancelled, net	0.2	1.3			18.5			(13.8)	6.0
Common shares purchased		(0.2)			(2.0)				(2.2)
Dividends on preferred shares						(6.8)			(6.8)
Dividends on common shares						(84.6)			(84.6)
Comprehensive income (loss):
Net income						1,069.0			1,069.0
Other comprehensive income (loss), net of tax:
Translation adjustment							(1.6)		(1.6)
Net loss on derivative instruments							(0.7)		(0.7)
Other investment adjustments							0.5		0.5
Unrealized gains on securities							2.2		2.2
Minimum pension liability							11.8		11.8

Other comprehensive income							12.2		12.2

Comprehensive income									1,081.2

Balance at June 30, 2005	96.9	$605.5	2.0	$2.0	$1,981.2	$3,217.5	$(372.0)	$(34.3)	$5,399.9

*	As of June 30, 2005, this balance comprised $(217.8) million of cumulative minimum pension liability adjustments, $(173.4) million of cumulative translation adjustments and $(0.2) million of cumulative other investment adjustments; partially offset by $19.0 million of cumulative unrealized gains on securities and $0.4 million of cumulative unrealized gains on derivative instruments.
See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines						South American Mines
							Candelaria/
				Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Salado	Verde	El Abra	Molybdenum
Second Quarter 2005
Sales and other operating revenues:
Unaffiliated customers	$—	—	4.9	—	5.8	—	100.5	16.8	88.2	526.1
Intersegment	263.3	190.2	204.0	10.6	78.8	32.7	63.6	64.5	72.4	—
Depreciation, depletion and amortization	16.1	7.9	3.8	1.3	5.1	3.0	9.3	7.3	28.1	13.0
Operating income (loss) before special items and provisions	114.5	116.5	135.6	2.1	12.9	3.2	64.6	39.6	63.8	98.9
Special items and provisions, net	(0.3)	—	—	—	(63.9)	(211.5)	—	—	—	—
Operating income (loss)	114.2	116.5	135.6	2.1	(51.0)	(208.3)	64.6	39.6	63.8	98.9
Interest income	—	—	—	—	0.4	—	1.4	1.5	0.4	0.1
Interest expense	—	—	—	—	—	—	—	—	(2.3)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	—	87.2
Change in interest gain from Cerro Verde stock issuance	—	—	—	—	—	—	—	159.5	—	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(10.8)	11.0	(23.8)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(9.8)	(9.3)	(18.4)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.1)	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	0.8	—	—	0.3	—	—	—
Assets at June 30	914.9	440.6	322.1	99.0	421.6	51.1	964.2	884.1	1,059.1	904.8
Expenditures for segment assets	10.8	6.2	3.7	0.1	4.2	1.3	4.0	41.7	7.4	5.3

Second Quarter 2004*
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	—	0.1	—	95.3	28.0	97.1	225.1
Intersegment	219.6	72.4	129.1	2.6	45.9	25.5	46.5	33.5	66.0	—
Depreciation, depletion and amortization	19.2	5.4	2.6	1.2	2.8	3.0	12.3	8.1	30.9	7.9
Operating income (loss) before special items and provisions	86.9	21.3	70.1	(3.1)	10.4	8.4	49.3	25.1	64.6	29.5
Special items and provisions, net	(0.4)	—	—	—	(0.4)	(1.8)	—	—	—	0.3
Operating income (loss)	86.5	21.3	70.1	(3.1)	10.0	6.6	49.3	25.1	64.6	29.8
Interest income	—	—	—	—	0.2	—	0.3	0.1	0.2	0.1
Interest expense	—	—	—	—	—	—	(2.6)	(0.4)	(4.3)	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(3.5)	(9.3)	0.8	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(7.3)	(3.0)	(30.1)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	1.0	—	—	0.3	—	—	—
Assets at June 30	967.0	439.5	303.8	108.4	425.8	174.2	728.4	491.4	1,080.5	814.9
Expenditures for segment assets	3.4	3.0	4.4	0.2	5.2	1.9	5.3	0.9	1.2	3.8

					PDMC					Corporate,
	Manufac-		PDMC		Elimi-	PDMC	Specialty	Wire &	PDI	Other &
	turing	Sales	Segments	Other	nations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Totals
Second Quarter 2005
Sales and other operating revenues:
Unaffiliated customers	$747.4	188.4	1,678.1	6.3	—	1,684.4	185.6	281.6	467.2	—	2,151.6
Intersegment	47.9	64.8	1,092.8	20.9	(1,047.1)	66.6	—	0.2	0.2	(66.8)	—
Depreciation, depletion and amortization	6.9	—	101.8	1.5	—	103.3	14.4	7.6	22.0	1.7	127.0
Operating income (loss) before special items and provisions	6.8	3.3	661.8	(42.1)	—	619.7	8.9	7.2	16.1	(24.9)	610.9
Special items and provisions, net	(148.7)	—	(424.4)	9.4	—	(415.0)	—	(1.9)	(1.9)	(20.3)	(437.2)
Operating income (loss)	(141.9)	3.3	237.4	(32.7)	—	204.7	8.9	5.3	14.2	(45.2)	173.7
Interest income	—	—	3.8	1.1	(0.8)	4.1	4.1	0.5	4.6	7.3	16.0
Interest expense	(0.7)	(0.2)	(3.2)	(0.1)	0.8	(2.5)	(3.6)	(1.9)	(5.5)	(15.4)	(23.4)
Gain on sale of cost-basis investment	—	—	87.2	351.2	—	438.4	—	—	—	—	438.4
Change in interest gain from Cerro Verde stock issuance	—	—	159.5	—	—	159.5	—	—	—	—	159.5
Benefit (provision) for taxes on income	—	—	(23.6)	—	—	(23.6)	—	—	—	(51.0)	(74.6)
Minority interests in consolidated subsidiaries	—	—	(37.5)	—	—	(37.5)	(0.2)	(0.8)	(1.0)	—	(38.5)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	0.1	—	—	—	0.1	0.1	0.6	0.7
Equity basis investments at June 30	—	—	1.3	0.2	—	1.5	—	5.9	5.9	24.1	31.5
Assets at June 30	314.8	31.4	6,407.7	1,341.7	(1,449.5)	6,299.9	815.3	649.9	1,465.2	2,293.8	10,058.9
Expenditures for segment assets	4.5	—	89.2	34.0	(26.5)	96.7	5.7	4.4	10.1	4.5	111.3

Second Quarter 2004*
Sales and other operating revenues:
Unaffiliated customers	$603.7	199.7	1,249.0	5.5	—	1,254.5	165.2	231.2	396.4	—	1,650.9
Intersegment	60.4	50.5	752.0	17.3	(714.6)	54.7	—	0.1	0.1	(54.8)	—
Depreciation, depletion and amortization	5.6	—	99.0	1.1	—	100.1	11.8	9.1	20.9	3.4	124.4
Operating income (loss) before special items and provisions	7.4	1.5	371.4	(32.2)	—	339.2	15.9	8.8	24.7	(20.7)	343.2
Special items and provisions, net	—	—	(2.3)	(0.2)	—	(2.5)	—	(2.5)	(2.5)	16.5	11.5
Operating income (loss)	7.4	1.5	369.1	(32.4)	—	336.7	15.9	6.3	22.2	(4.2)	354.7
Interest income	—	—	0.9	1.3	(1.1)	1.1	2.1	0.1	2.2	0.5	3.8
Interest expense	(1.1)	(0.2)	(8.6)	—	1.1	(7.5)	(3.9)	(1.4)	(5.3)	(19.5)	(32.3)
Benefit (provision) for taxes on income	—	—	(12.0)	—	—	(12.0)	—	—	—	(28.7)	(40.7)
Minority interests in consolidated subsidiaries	—	—	(40.4)	(0.2)	—	(40.6)	(0.4)	(1.0)	(1.4)	—	(42.0)
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	0.1	0.1	0.5	0.6
Equity basis investments at June 30	—	—	1.5	—	—	1.5	—	5.6	5.6	24.1	31.2
Assets at June 30	475.7	(3.6)	6,006.0	1,277.1	(1,384.2)	5,898.9	753.9	582.4	1,336.3	826.1	8,061.3
Expenditures for segment assets	3.1	—	32.4	6.5	(0.4)	38.5	3.5	7.3	10.8	0.6	49.9

*	In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based on our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas, in 2004 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2004 has been revised to conform with the 2005 presentation.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines						South American Mines
							Candelaria/
				Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Salado	Verde	El Abra	Molybdenum

Six Months Ended June 30, 2005
Sales and other operating revenues:
Unaffiliated customers	$—	—	5.3	—	5.8	—	222.4	33.3	160.4	1,002.9
Intersegment	490.3	346.7	411.9	20.1	164.5	62.8	95.6	116.1	153.0	—
Depreciation, depletion and amortization	31.2	15.7	7.7	2.2	10.4	7.0	19.2	13.2	61.5	21.9
Operating income (loss) before special items and provisions	200.7	200.9	270.1	3.2	30.6	4.5	140.0	75.6	108.3	185.5
Special items and provisions, net	(0.6)	—	—	—	(64.5)	(215.7)	—	—	—	—
Operating income (loss)	200.1	200.9	270.1	3.2	(33.9)	(211.2)	140.0	75.6	108.3	185.5
Interest income	—	—	—	—	1.0	—	2.2	2.3	0.4	0.2
Interest expense	—	—	—	—	—	—	—	—	(4.6)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	—	87.2
Change in interest gain from Cerro Verde stock issuance	—	—	—	—	—	—	—	159.5	—	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(29.1)	4.2	(38.4)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(16.4)	(15.0)	(31.7)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.2)	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	0.8	—	—	0.3	—	—	—
Assets at June 30	914.9	440.6	322.1	99.0	421.6	51.1	964.2	884.1	1,059.1	904.8
Expenditures for segment assets	6.9	11.3	6.6	—	9.0	1.8	7.9	71.4	9.4	7.0

Six Months Ended June 30, 2004*
Sales and other operating revenues:
Unaffiliated customers	$—	—	—	—	0.2	—	181.6	44.6	196.3	375.1
Intersegment	430.5	152.7	219.6	11.4	82.6	53.0	118.9	85.1	140.3	—
Depreciation, depletion and amortization	37.3	11.3	5.9	2.4	5.3	6.0	25.4	16.3	62.5	15.2
Operating income (loss) before special items and provisions	164.8	46.2	100.1	(3.8)	25.4	10.8	118.1	62.9	139.2	45.1
Special items and provisions, net	(0.4)	—	—	—	(0.4)	(1.8)	—	—	—	0.3
Operating income (loss)	164.4	46.2	100.1	(3.8)	25.0	9.0	118.1	62.9	139.2	45.4
Interest income	—	—	—	—	0.5	—	0.7	0.2	0.2	0.1
Interest expense	—	—	—	—	—	—	(6.3)	(1.8)	(8.8)	—
Benefit (provision) for taxes on income	—	—	—	—	—	—	(23.0)	(22.6)	31.7	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(16.2)	(7.9)	(79.6)	—
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	—	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	1.0	—	—	0.3	—	—	—
Assets at June 30	967.0	439.5	303.8	108.4	425.8	174.2	728.4	491.4	1,080.5	814.9
Expenditures for segment assets	7.0	4.7	7.2	0.2	6.1	2.2	10.3	1.8	2.6	6.1

					PDMC					Corporate,
	Manufac-		PDMC		Elimi-	PDMC	Specialty	Wire &	PDI	Other &
	turing	Sales	Segments	Other	nations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Totals

Six Months Ended June 30, 2005
Sales and other operating revenues:
Unaffiliated customers	$1,422.4	438.3	3,290.8	11.7	—	3,302.5	365.6	550.0	915.6	—	4,218.1
Intersegment	105.8	118.6	2,085.4	40.0	(2,003.6)	121.8	—	0.4	0.4	(122.2)	—
Depreciation, depletion and amortization	12.5	—	202.5	2.8	—	205.3	32.0	15.7	47.7	3.4	256.4
Operating income (loss) before special items and provisions	11.0	(0.5)	1,229.9	(53.9)	—	1,176.0	22.1	18.8	40.9	(57.9)	1,159.0
Special items and provisions, net	(148.7)	—	(429.5)	8.6	—	(420.9)	—	(1.5)	(1.5)	(13.9)	(436.3)
Operating income (loss)	(137.7)	(0.5)	800.4	(45.3)	—	755.1	22.1	17.3	39.4	(71.8)	722.7
Interest income	—	—	6.1	2.0	(1.6)	6.5	7.6	0.7	8.3	10.7	25.5
Interest expense	(1.5)	(0.5)	(6.6)	(0.1)	1.6	(5.1)	(7.2)	(3.9)	(11.1)	(30.9)	(47.1)
Gain on sale of cost-basis investment	—	—	87.2	351.2	—	438.4	—	—	—	—	438.4
Change in interest gain from Cerro Verde stock issuance	—	—	159.5	—	—	159.5	—	—	—	—	159.5
Benefit (provision) for taxes on income	—	—	(63.3)	—	—	(63.3)	—	—	—	(142.5)	(205.8)
Minority interests in consolidated subsidiaries	—	—	(63.1)	—	—	(63.1)	(0.6)	(1.8)	(2.4)	—	(65.5)
Equity in net earnings (losses) of affiliated companies	—	—	(0.2)	(0.3)	—	(0.5)	—	0.8	0.8	1.1	1.4
Equity basis investments at June 30	—	—	1.3	0.2	—	1.5	—	5.9	5.9	24.1	31.5
Assets at June 30	314.8	31.4	6,407.7	1,341.7	(1,449.5)	6,299.9	815.3	649.9	1,465.2	2,293.8	10,058.9
Expenditures for segment assets	9.4	—	140.7	42.9	(26.6)	157.0	10.3	7.3	17.6	5.0	179.6

Six Months Ended June 30, 2004*
Sales and other operating revenues:
Unaffiliated customers	$1,205.8	454.8	2,458.4	10.6	—	2,469.0	329.1	449.8	778.9	—	3,247.9
Intersegment	116.3	102.1	1,512.5	33.4	(1,435.8)	110.1	—	0.1	0.1	(110.2)	—
Depreciation, depletion and amortization	10.8	—	198.4	2.2	—	200.6	24.9	18.1	43.0	5.7	249.3
Operating income (loss) before special items and provisions	11.5	1.2	721.5	(52.1)	—	669.4	27.1	12.9	40.0	(44.6)	664.8
Special items and provisions, net	—	—	(2.3)	(0.2)	—	(2.5)	—	(4.3)	(4.3)	11.5	4.7
Operating income (loss)	11.5	1.2	719.2	(52.3)	—	666.9	27.1	8.6	35.7	(33.1)	669.5
Interest income	—	—	1.7	2.6	(2.1)	2.2	4.2	0.4	4.6	1.2	8.0
Interest expense	(2.1)	(0.3)	(19.3)	—	2.1	(17.2)	(7.8)	(2.4)	(10.2)	(43.9)	(71.3)
Benefit (provision) for taxes on income	—	—	(13.9)	—	—	(13.9)	—	—	—	(33.0)	(46.9)
Minority interests in consolidated subsidiaries	—	—	(103.7)	—	—	(103.7)	(0.5)	(1.4)	(1.9)	—	(105.6)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	(0.9)	—	(1.0)	—	0.3	0.3	1.1	0.4
Equity basis investments at June 30	—	—	1.5	—	—	1.5	—	5.6	5.6	24.1	31.2
Assets at June 30	475.7	(3.6)	6,006.0	1,277.1	(1,384.2)	5,898.9	753.9	582.4	1,336.3	826.1	8,061.3
Expenditures for segment assets	6.2	—	54.4	13.0	(0.9)	66.5	5.8	13.9	19.7	10.4	96.6

*	In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based on our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas, in 2004 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2004 has been revised to conform with the 2005 presentation.

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
     In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) and the revised Interpretation (FIN 46-R), beginning January 1, 2004, we fully consolidated the results of operations for the El Abra and Candelaria mines in Chile, in which we hold 51 percent and 80 percent partnership interests, respectively, with the interest held by our minority shareholders reported as “minority interests in consolidated subsidiaries” in our Consolidated Balance Sheet and Consolidated Statement of Income. Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest. Interest in other majority-owned subsidiaries are reported using the full consolidation method; the Consolidated Financial Statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “minority interests in consolidated subsidiaries.” All material intercompany balances and transactions are eliminated.
     For comparative purposes, certain amounts for the quarter and six months ended June 30, 2004, have been reclassified to conform with current period presentation.
     Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). The results of operations for the quarter and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.
2. Stock Compensation
     We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost has been reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables present the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to compensation cost.
(Unaudited; $ in millions except per share data)

	Second Quarter
	2005	2004
Net income as reported	$682.3	226.6

Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(1.0)	(1.7)

Pro forma net income	$681.3	224.9

Earnings per common share
Basic – as reported	$7.06	2.40
Basic – pro forma	$7.05	2.38

Earnings per common share
Diluted – as reported	$6.75	2.30
Diluted – pro forma	$6.75	2.28
(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,
	2005	2004
Net income as reported	$1,069.0	412.3

Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(1.9)	(3.4)

Pro forma net income	$1,067.1	408.9

Earnings per common share

Basic – as reported	$11.07	4.39
Basic – pro forma	$11.05	4.36

Earnings per common share
Diluted – as reported	$10.59	4.20
Diluted – pro forma	$10.57	4.17

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
Note: Supplemental Data
     The following schedules summarize the special items and provisions for the quarter and six months ended June 30, 2005:
(Unaudited; $ in millions except per share amounts)

	2005 Second Quarter
Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC –
Asset impairment charges	$(419.1)	(320.9)	(3.18)
Environmental provisions, net	(10.4)	(7.9)	(0.08)
Environmental insurance recoveries, net	(0.5)	(0.4)	—
Historical legal matters	15.0	11.4	0.11

	(415.0)	(317.8)	(3.15)

PDI –
Wire and Cable restructuring programs/closures	(1.5)	(1.1)	(0.01)
Asset impairment charges	(0.4)	(0.3)	—

	(1.9)	(1.4)	(0.01)

Corporate and Other – Environmental provisions, net	(20.7)	(15.7)	(0.15)
Environmental insurance recoveries, net	0.5	0.4	—
Historical legal matters	(0.1)	(0.1)	—

	(20.3)	(15.4)	(0.15)

	(437.2)	(334.6)	(3.31)

Gain on sale of cost-basis investment	438.4	388.0	3.84

Change in interest gain from Cerro Verde stock issuance	159.5	172.9	1.71

Provision for taxes on income:
Foreign dividend tax	—	(0.5)	(0.01)

	$160.7	225.8	2.23

(Unaudited; $ in millions except per share amounts)

	Six Months Ended
	June 30, 2005
Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC –
Asset impairment charges	$(419.1)	(320.9)	(3.18)
Environmental provisions, net	(15.7)	(11.9)	(0.12)
Environmental insurance recoveries, net	(1.1)	(0.9)	(0.01)
Historical legal matters	15.0	11.4	0.12

	(420.9)	(322.3)	(3.19)

PDI –
Wire and Cable restructuring programs/closures	(1.1)	(0.3)	—
Asset impairment charges	(0.4)	(0.3)	—

	(1.5)	(0.6)	—

Corporate and Other –
Environmental provisions, net	(19.7)	(15.0)	(0.15)
Environmental insurance recoveries, net	1.1	0.9	0.01
Historical legal matters	4.7	4.4	0.04

	(13.9)	(9.7)	(0.10)

	(436.3)	(332.6)	(3.29)

Gain on sale of cost-basis investment	438.4	388.0	3.84

Change in interest gain from Cerro Verde stock issuance	159.5	172.9	1.71

Provision for taxes on income:
Foreign dividend tax	—	(2.4)	(0.02)

	$161.6	225.9	2.24

     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The new facility will employ proprietary technology that has been developed and is under demonstration at the Bagdad copper mine, and is expected to begin operations in 2007. Concentrate leaching technology, in conjunction with a conventional milling and flotation concentrator, allows copper sulfide ores to be transformed into copper cathode through a pressure leaching and electrowinning process instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest copper operations, resulting in the impairment of certain assets.
     In the 2005 second quarter, PDMC recorded special, pre-tax charges for asset impairments of $419.1 million ($320.9 million after-tax) at the Tyrone and Cobre mines, Chino smelter and Miami refinery. With future Morenci copper concentrate production being fed into the concentrate leach facility, the operating smelter in Miami, Arizona, will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at our operations in the southwestern United States. Accordingly, the Chino smelter located near Silver City, New Mexico, which has been on care-and-maintenance status since 2002, will be closed. With the closing of the Chino smelter, we will have unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, our refinery in El Paso, Texas, will continue to operate. The El Paso refinery is over twice the size of our refinery in Miami, Arizona, and has sufficient capacity to refine all anodes expected to be produced from our operations in the southwestern United States given the changes brought about by the Morenci project. Accordingly, the Miami refinery, which has been on care-and-maintenance status since 2002, also will be closed. As a result of the decision to close the Chino smelter and the Miami refinery, we recorded pre-tax asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
     The steps being taken at Morenci also will impact our Tyrone and Cobre mines in New Mexico. The Tyrone mine has been partially curtailed since 2003, while activities at the Cobre mine were suspended in 1999, with the exception of limited activities. Future economics of these mines likely will be affected by significantly higher acid costs resulting from their inability to obtain low-cost acid from the Chino smelter. These factors caused Phelps Dodge to reassess the recoverability of the long-lived assets at both the Tyrone and Cobre mines. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable and that asset impairment charges were required.
     Tyrone’s pre-tax impairment of $210.5 million ($161.2 million after-tax) primarily resulted from fundamental changes to its life-of-mine cash flows. In addition to higher expected acid costs, we decided to accelerate reclamation of portions of stockpiles around the mine perimeter. As a result of this accelerated plan, the estimated cost associated with reclaiming the perimeter stockpiles increased. These factors increased costs and also decreased Tyrone’s copper ore reserves by approximately 155 million pounds, or 14 percent.
     Cobre’s pre-tax impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs as a result of the Chino smelter being permanently closed. It also reflected estimated higher restart and operating costs of running the Cobre mill reflecting our recent experience with restarting the Chino mill. Additionally, the cost for building a tailing pipeline from Cobre to the Chino mine has increased based upon a recent detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station, and (iii) requiring larger pipe size.
     For the six months ended June 30, 2005, a net charge for environmental provisions of $35.4 million ($26.9 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 5, Environmental, and Reclamation and Closure Matters, for further discussion of environmental matters.)
     For the six months ended June 30, 2005, a net charge of $1.1 million ($0.3 million after-tax) was recognized for Phelps Dodge Magnet Wire’s restructuring programs and facility closures. (Refer to the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion.)
     For the six months ended June 30, 2005, a gain of $19.7 million ($15.8 million after-tax) was recognized for legal matters. This included $14.9 million ($11.3 million after-tax) of net settlements on historical legal matters, a $3.6 million (before and after taxes) adjustment related to an historical Cyprus Amax Minerals Company lawsuit and a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters.
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, Southern Peru Copper Corporation (SPCC), Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net purchase price of $40.635 per share (based on a market purchase price of $42.00 per share less underwriting fees). This transaction resulted in a special, pre-tax gain of $438.4 million ($388.0 million after-tax). The after-tax gain increased by approximately $18 million from the amount disclosed in our June 9, 2005, Form 8-K filing primarily due to the recognition of additional capital loss carryforwards resulting from subsequent developments in the tax audits of years 2000 through 2002.
     In the 2005 second quarter, we recognized a gain of $159.5 million ($172.9 million after-tax) associated with the change of ownership interest in our Cerro Verde copper mine in Peru. This action resulted from the inflow of new capital for our Cerro Verde copper mine, which resulted in our ownership interest decreasing from 82.5 percent to 53.6 percent. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect the dilution of our ownership interest; partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Compañia de Minas Buenaventura S.A.A. and Sumitomo Metal Co. Ltd. and Sumitomo Corp., known collectively as Sumitomo. This inflow of new capital will be used as partial financing of the $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production.
     For the six months ended June 30, 2005, an additional tax charge of $2.4 million was recognized for U.S. taxes incurred with respect to dividends received from Cerro Verde in 2005.

Note: Supplemental Data
     The following schedules summarize the special items and provisions for the quarter and six months ended June 30, 2004:
(Unaudited; $ in millions except per share amounts)

	2004 Second Quarter
Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(2.3)	(1.8)	(0.02)
Environmental insurance recoveries, net	(0.2)	(0.1)	—

	(2.5)	(1.9)	(0.02)

PDI —
Wire and Cable restructuring programs/closures	(1.9)	(1.4)	(0.01)
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(2.5)	(1.9)	(0.02)

Corporate and Other —
Environmental provisions, net	0.5	0.4	—
Environmental insurance recoveries, net	0.1	0.1	—
Historical legal matters	15.9	12.8	0.13

	16.5	13.3	0.13

	11.5	9.5	0.09

Early debt extinguishment costs	(15.2)	(12.6)	(0.13)

Miscellaneous income and expense, net:
Cost-basis investment write-down	(6.4)	(6.4)	(0.06)

Provision for taxes on income:
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)

Minority interests in consolidated subsidiaries:
Candelaria early debt extinguishment costs	—	2.5	0.03

	$(10.1)	(16.0)	(0.16)

(Unaudited; $ in millions except per share amounts)

	Six Months Ended
	June 30, 2004
Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(2.3)	(1.8)	(0.02)
Environmental insurance recoveries, net	(0.2)	(0.1)	—

	(2.5)	(1.9)	(0.02)

PDI —
Wire and Cable restructuring programs/closures	(3.6)	(2.5)	(0.02)
Environmental provisions, net	(0.1)	(0.1)	—
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(4.3)	(3.1)	(0.03)

Corporate and Other —
Environmental provisions, net	(4.1)	(3.1)	(0.03)
Environmental insurance recoveries, net	0.1	0.1	—
Historical legal matters	15.5	12.4	0.13

	11.5	9.4	0.10

	4.7	4.4	0.05

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(37.6)	(30.2)	(0.31)

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(10.0)	(9.1)	(0.09)

Provision for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)

	—	21.8	0.22

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.02

	—	(12.6)	(0.13)

	$(43.8)	(26.4)	(0.27)

4. New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this Statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material impact on our reporting and disclosures.
     In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.
     In March 2005, FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The consensus reached provides that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. The consensus reached on EITF Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of this Issue on its financial reporting and disclosures.
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods beginning after June 15, 2005. We have evaluated SFAS No. 123-R and determined that adoption of this Statement will not have a material impact on our financial reporting and disclosures. Upon adoption of this Statement, the modified prospective application will be utilized to account for share-based payment transactions.
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
     In December 2004, FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. FAS 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities. The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. FAS 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liabilities. FSP No. FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 8, Provision for Taxes on Income, for further discussion of the impact of the Act.)
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
5. Environmental, and Reclamation and Closure Matters
     As of December 31, 2004, environmental reserves totaled $303.6 million for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. The following table summarizes our environmental reserve activities for the quarter and six months ended June 30, 2005:
(Unaudited; $ in millions)

		Six Months
	2005	Ended
	Second Quarter	June 30, 2005
Balance, beginning of period	$297.8	303.6
Additions to reserves	31.1	37.0
Reductions in reserve estimates	—	(1.6)
Spending against reserves	(9.4)	(19.5)

Balance, end of period	$319.5	319.5

     The site currently considered to be most significant is the Pinal Creek site near Miami, Arizona, where $108.5 million remained in the environmental reserve at June 30, 2005. Phelps Dodge Miami, Inc. and the other members of the Pinal Creek Group (PCG) settled their contribution claims against one defendant in April 2005, which will result in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has not been scheduled.
     At June 30, 2005, the cost range for reasonably possible outcomes for all reservable remediation sites (including Pinal Creek’s estimate of $105 million to $211 million) was estimated to be from $287 million to $571 million (of which $320 million has been reserved).
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of June 30, 2005, the cost range for reasonably possible outcomes for all such sites was estimated to be from $3 million to $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     We recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.
     The following tables summarize our asset retirement obligations and asset retirement cost activities for the quarter and six months ended June 30, 2005:
Asset Retirement Obligations
(Unaudited; $ in millions)

		Six Months
	2005	Ended
	Second Quarter	June 30, 2005
Balance, beginning of period	$292.6	275.2
New liabilities during the period	0.7	1.6
Accretion expense	5.5	10.9
Payments	(8.6)	(15.2)
Revisions in estimated cash flows	38.9	56.8
Foreign currency translation adjustments	(0.2)	(0.4)

Balance, end of period	$328.9	328.9

Asset Retirement Costs
(Unaudited; $ in millions)

		Six Months
	2005	Ended
	Second Quarter	June 30, 2005
Gross balance, beginning of period	$214.9	196.3
New assets during the period	0.7	1.6
Revisions in estimated cash flows	38.9	56.8
Impairment of assets	(129.7)	(129.7)
Foreign currency translation adjustments	(0.1)	(0.3)

Gross balance, end of period	124.7	124.7
Less accumulated depreciation, depletion and amortization	80.0	80.0

Balance, end of period	$44.7	44.7

     In the 2005 first quarter, we revised our estimated cash flows for the Tyrone mine, resulting in an increase of $16.9 million (discounted). The revision recognized adjusted timing of reclamation activities for an inactive portion of the tailing operations as a result of receiving a permit modification from the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department in March 2005, coupled with obtaining new cost estimates to perform the closure activities. We also revised our estimated cash flows for the Cobre mine, resulting in an increase of $1.0 million (discounted), for timing and cost estimate changes resulting from MMD issuing a permit revision approving the closeout plan in March 2005.
     In the 2005 second quarter, we revised estimated cash flows for the Tyrone mine, resulting in an increase of $35.8 million (discounted). The revision recognized management’s decision to move up the timing of reclamation activities for stockpile work and tailings work. We also revised estimated cash flows for the Climax mine, resulting in an increase of $3.1 million (discounted), for timing and cost estimate changes resulting from Climax receiving permit modifications from the Colorado Division of Minerals and Geology.
     Additionally, in the 2005 second quarter, Tyrone and Cobre mines recorded impairments of asset retirement costs of $124.5 million and $5.2 million, respectively. (Refer to Note 3, Special Items and Provisions, for additional discussion.)
     We have estimated our share of the total cost of our AROs, including anticipated future disturbances, at approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors, and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of a mine’s life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

6. Contingencies
Significant New Mexico Closure and Reclamation Programs
     Background
     The Company’s New Mexico operations, Chino, Tyrone, Cobre and Hidalgo, each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, that removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. Eliminating this requirement is expected to reduce our New Mexico financial assurance by approximately $27 million (NPV basis).
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
     Chino Mines Company
     NMED issued Chino’s closure permit on February 24, 2003. The closure permit was appealed by a third party. WQCC dismissed the appeal, and that dismissal was appealed to the New Mexico Court of Appeals. On June 15, 2005, the Court of Appeals issued a decision that overturns the WQCC’s dismissal of the third party appeal of Chino’s closure permit. Chino is evaluating its options to respond to this decision. Under the decision, Chino’s closure permit would be remanded to the WQCC for a hearing.
     MMD issued a permit revision approving Chino’s closeout plan, subject to conditions, on December 18, 2003. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $395 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Chino has provided financial assurance to NMED and MMD for approximately $192 million (NPV basis), including a trust fund initially containing approximately $64 million and a third-party performance guarantee for approximately $128 million provided by Phelps Dodge. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.
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
     The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved Chino closure and closeout permits to be approximately $293 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $393 million (undiscounted and unescalated). This cost estimate excludes approximately $2 million of net environmental costs from the financial assurance cost estimate that are primarily not within the scope of SFAS No. 143. At June 30, 2005, and December 31, 2004, we had accrued approximately $53 million and $52 million, respectively, for closure and closeout at Chino.
     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required, although no feasibility studies have yet been completed. NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of June 30, 2005, is $21.7 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of $4.8 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of June 30, 2005, for the remaining work at Lake One is $4.4 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is $30.9 million at June 30, 2005.
     Phelps Dodge Tyrone, Inc.
     NMED issued Tyrone’s closure permit on April 8, 2003. Tyrone appealed to the WQCC, which upheld NMED’s permit conditions. Tyrone has appealed the WQCC’s decision to the New Mexico Court of Appeals.
     MMD issued a permit revision approving Tyrone’s closeout plan, subject to conditions, on April 12, 2004. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $439 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Tyrone has provided financial assurance to NMED and MMD for approximately $271 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of approximately $17 million, to increase to approximately $27 million over five years, a letter of credit for approximately $6 million, a surety bond for approximately $58 million, and a third-party performance guarantee for approximately $190 million provided by Phelps Dodge. Tyrone expects to replace the surety bond over the next several months with a reduction in financial assurance for closure work already completed, adjustments for recently passed legislation, collateral approved by MMD and NMED and an additional letter of credit. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.
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
     During 2004, Tyrone commenced certain closure activities with the mining of its 1C Stockpile and placement of re-mined material on existing leach stockpiles for recovery of residual copper. Through June 30, 2005, approximately $19 million has been spent on the 1C Stockpile removal action. Once removal activities are completed in 2005, the remaining material will be graded and capped to meet stipulated closure requirements. As a result of management’s decision, Tyrone is also accelerating reclamation of tailing and stockpile facilities. Tyrone also initiated planning for accelerated reclamation of tailing impoundments located within the Mangas Valley, with initial earthwork commencing in November 2004. The project is expected to be completed in 2008. Additionally, as of June 30, 2005, Tyrone substantially completed reclamation of the Burro Mountain tailing area at an approximate cost of $1 million. Tyrone plans to seek reductions in the required amount of financial assurance based upon the closure and reclamation work that has been and is being performed.
     The Company estimates its costs, on an internal cost basis, to perform the requirements of Tyrone’s closure and closeout permits to be approximately $337 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate does not yet reflect reductions for work performed in 2004 through June 30, 2005, and is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $458 million (undiscounted and unescalated). This cost estimate includes approximately $19 million of net costs in addition to the financial assurance cost estimate that primarily relate to an increased scope of work for the tailings, stockpiles and other projects, and updated estimates for actual closure expenditures. At June 30, 2005 and December 31, 2004, we had accrued approximately $148 million and $99 million, respectively, for closure and closeout at Tyrone.
     Cobre Mining Company
     NMED issued Cobre’s closure permit on December 10, 2004. On March 3, 2005, MMD issued a permit revision approving Cobre’s closeout plan, subject to conditions. The third-party cost estimate is approximately $45 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cobre has provided financial assurance to NMED and MMD for approximately $29 million (NPV basis). The financial assurance includes a trust initially funded in the amount of at least $1 million, to increase to $3 million over five years, real estate collateral for approximately $8 million, and a third-party performance guarantee for approximately $20 million provided by Phelps Dodge.
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
     The Company estimates its costs, on an internal cost basis, to perform the requirements of Cobre’s closure and closeout permits to be approximately $39 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $46 million (undiscounted and unescalated). This cost estimate includes approximately $1 million of costs in addition to the financial assurance cost estimate that primarily relates to construction of test plots for stockpile studies. At June 30, 2005 and December 31, 2004, we had accrued approximately $8 million and $7 million, respectively, for closure and closeout at Cobre.
     Phelps Dodge Hidalgo, Inc.
     Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires comprehensive studies to characterize soil and groundwater at this site. NMED could require soil remediation and future enhancement of the existing groundwater containment system based upon the results of the ongoing studies. A discharge permit renewal application was submitted in February 2005. As part of this permit process, Hidalgo and NMED will update the closure plan and address remedial requirements, if warranted. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation obligation was approximately $7 million (undiscounted and unescalated). At both June 30, 2005, and December 31, 2004, we had accrued approximately $4 million for closure at Hidalgo.
7. Earnings Per Share
     Basic earnings per share are computed by dividing net income available to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on total net income. Restricted stock is unvested; accordingly, these shares are included only in the computation of diluted earnings per share as they are contingent only upon vesting.
     Common shares relating to stock options where the exercise prices exceeded the average market price of the Company’s common shares during the period were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive.
(Unaudited; $ in millions except per share data)

	Second Quarter
	2005	2004
Basic Earnings Per Share Computation
Numerator:
Net income	$682.3	226.6
Preferred stock dividends	(3.4)	(3.4)

Net income applicable to common shares	$678.9	223.2

Denominator:
Weighted average common shares outstanding	96.2	92.9

Basic earnings per common share	$7.06	2.40

Diluted Earnings Per Share Computation
Numerator:
Net income	$682.3	226.6

Denominator:
Weighted average common shares outstanding	96.2	92.9
Weighted average employee stock options	0.3	1.0
Weighted average restricted stock issued to employees	0.4	0.3
Weighted average mandatory convertible preferred shares	4.2	4.2

Total weighted average common shares outstanding	101.1	98.4

Diluted earnings per common share	$6.75	2.30

(Unaudited; $ in millions except per share data)

	Six Months Ended
	June 30,
	2005	2004
Basic Earnings Per Share Computation
Numerator:
Net income	$1,069.0	412.3
Preferred stock dividends	(6.8)	(6.8)

Net income applicable to common shares	$1,062.2	405.5

Denominator:
Weighted average common shares outstanding	96.0	92.3

Basic earnings per common share	$11.07	4.39

Diluted Earnings Per Share Computation
Numerator:
Net income	$1,069.0	412.3

Denominator:
Weighted average common shares outstanding	96.0	92.3
Weighted average employee stock options	0.4	1.4
Weighted average restricted stock issued to employees	0.4	0.3
Weighted average mandatory convertible preferred shares	4.2	4.2

Weighted average common shares outstanding	101.0	98.2

Diluted earnings per common share	$10.59	4.20

8. Provision for Taxes on Income
     The Company’s income tax provision for the 2005 second quarter resulted from taxes on earnings at international operations ($35.4 million) including recognition of valuation allowances ($1.1 million), and taxes on earnings at U.S. operations ($39.2 million) including benefits from the release of valuation allowances ($10.6 million).
     The Company’s income tax provision for the six months ended June 30, 2005, resulted from taxes on earnings at international operations ($83.7 million) including recognition of valuation allowances ($1.5 million), and taxes on earnings at U.S. operations ($122.1 million) including benefits from the release of valuation allowances ($31.9 million).
     The release in our domestic valuation allowances for the quarter and six months ended June 30, 2005, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss (NOL) carryforwards.
     The Company’s income tax provision for the 2004 second quarter resulted from (i) taxes on earnings at international operations ($18.9 million) including benefits from the release of valuation allowances ($21.3 million), (ii) taxes on earnings at U.S. operations ($12.8 million) including benefits from the release of valuation allowances ($41.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million).
     The Company’s income tax provision for the six months ended June 30, 2004, resulted from (i) taxes on earnings at international operations ($55.8 million) including benefits from the release of valuation allowances ($45.8 million), (ii) taxes on earnings at U.S. operations ($12.9 million) including benefits from the release of valuation allowances ($66.2 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million). The release of both the domestic and international valuation allowances reflects NOLs and other tax credits that were expected to be utilized.
     The Company’s effective income tax rate for the six months ended June 30, 2005, was 15.4 percent, compared with 8.3 percent for the corresponding 2004 period. The difference between our effective income tax rate for the six months ended June 30, 2005, and the U.S. federal statutory tax rate (35 percent) primarily was due to (i) deferred income taxes not being provided on the change in interest gain from the Cerro Verde stock issuance (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for further discussion of the tax benefit), as we expect to permanently reinvest our portion of the proceeds in that entity, (ii) a portion of the gain on the sale of our investment in SPCC, being offset by previously unrecognized capital loss carryovers, and (iii) percentage depletion deductions for regular tax purposes in the United States. The difference between the effective income tax rate for the six months ended June 30, 2004, and the U.S. federal statutory tax rate primarily was due to percentage depletion deductions for regular tax purposes in the U.S. and the release of valuation allowances related to certain of our deferred tax assets.
     The recent enactment of the American Jobs Creation Act of 2004 (the Act) has caused us to begin the process of re-evaluating our current policy with respect to the repatriation of foreign earnings. The Act provides an effective U.S. federal tax rate of 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the amount provided for dividends received in 2005 from Cerro Verde, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings or the related income tax effect of such repatriation. We expect to finalize our assessment by the end of the 2005 third quarter, at which time any tax impact would be recognized.
9. Accounting for Derivative Instruments and Hedging Activities
     The Company does not purchase, hold or sell derivative financial contracts unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any contracts for speculative purposes. We use various strategies to manage our market risk, including the use of derivative contracts to limit, offset or reduce our market exposure. Derivative instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties or widely published market closing prices at period end. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 21, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, for a discussion of our derivative instruments.
     During the 2005 first quarter, Phelps Dodge entered into a program to protect a portion of Phelps Dodge’s share of expected 2006 global production by purchasing zero-premium copper collars (approximately 564 million pounds) and copper put options (approximately 564 million pounds). The copper collars have an average LME put strike price (floor) of 95.4 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.632 per pound (settled against an annual average LME price). The copper put options establish a floor price of 95.0 cents per pound (settled against the monthly average LME price). The put options were purchased for a 2 cents per pound premium. Phelps Dodge entered into the program as insurance to provide cash flows to help ameliorate the effects of unanticipated copper price decreases.
     During the second half of 2004, Phelps Dodge entered into programs to purchase zero-premium copper collars on approximately 97 percent of El Abra’s expected 2005 total production (approximately 452 million pounds) and 10 percent of PDMC’s expected remaining 2005 consolidated production (approximately 198 million pounds). The copper collars at El Abra have an average LME put strike price (floor) of $1.00 per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.376 per pound (settled against an annual average LME price). The copper collars on PDMC’s expected remaining consolidated production have an average LME put strike price (floor) of 94.3 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price).
     Transactions under these copper price protection programs do not qualify as hedges for SFAS No. 133 hedge accounting treatment and will be adjusted to fair market value each reporting period with the offset recorded in earnings. For the six months ended June 30, 2005, as a result of market prices ($1.504 per pound) exceeding the ceiling of our 2005 zero-premium collars ($1.376 per pound for El Abra and $1.40 per pound for PDMC), we recorded unrealized pre-tax losses for our zero-premium collar programs of approximately $57 million for El Abra (approximately $29 million for PD’s share) and $21 million for a small portion of PDMC’s remaining production. El Abra entered into its program in order to ensure a copper price sufficient to provide the necessary cash to repay its short-term borrowings arising from the 2004 fourth quarter prepayment of its senior debt obligations, repay sponsor support and to ensure financial flexibility. The other program covers a small portion of PDMC’s remaining production ensuring a minimum copper price for the restarted Chino facility to operate comfortably throughout 2005.
     The actual impact of our 2005 zero-premium collar program will not be fully determinable until the maturity of the collars at year-end. The unrealized losses for our 2005 zero-premium collars were based on a projected full-year average LME futures price (including actual monthly average LME prices for the first six months of 2005) at June 30, 2005, compared with the average LME call protection price per pound of $1.376 for El Abra and $1.40 for a small portion of PDMC’s remaining production. The average LME price differences per pound were multiplied by the annual contract amounts of approximately 650 million pounds combined.
     During the quarter and six months ended June 30, 2005, we reclassified approximately $1.4 million and $1.6 million, respectively, of other comprehensive gains to the Consolidated Statement of Income, primarily as a result of our South American metal swap contracts.
     During the quarter and six months ended June 30, 2004, we reclassified approximately $10.7 million and $12.3 million, respectively, of other comprehensive losses to the Consolidated Statement of Income, principally as a result of the unwinding of our floating-to-fixed interest rate swaps.
10. Pension and Postretirement Benefits
     The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters and six months ended June 30, 2005 and 2004:
Pension Benefits
(Unaudited; $ in millions)

	Second Quarter
	2005	2004
Service cost	$7.0	5.9
Interest cost	18.6	18.1
Expected return on plan assets	(21.5)	(21.2)
Amortization of prior service cost	0.8	0.9
Amortization of actuarial loss	3.5	0.8
Curtailment and special retirement benefits	—	0.1

Net periodic benefit cost	$8.4	4.6

	Six Months Ended
	June 30,
	2005	2004
Service cost	$14.0	11.8
Interest cost	37.3	36.0
Expected return on plan assets	(43.1)	(42.1)
Amortization of prior service cost	1.6	1.8
Amortization of actuarial loss	7.1	1.6
Curtailment and special retirement benefits	—	0.6

Net periodic benefit cost	$16.9	9.7

Postretirement Benefits
(Unaudited; $ in millions)

	Second Quarter
	2005	2004
Service cost	$1.1	1.3
Interest cost	4.8	5.8
Expected return on plan assets	(0.1)	—
Amortization of prior service cost	0.1	0.3
Amortization of actuarial loss	—	0.3
Other	—	(1.1)

Net periodic benefit cost	$5.9	6.6

	Six Months Ended
	June 30,
	2005	2004
Service cost	$2.2	2.7
Interest cost	9.6	11.6
Expected return on plan assets	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.6
Amortization of actuarial loss	—	0.2
Other	—	(1.1)

Net periodic benefit cost	$11.8	13.9

     Our pension expense in the 2005 second quarter was $8.4 million, compared with $4.6 million in the 2004 second quarter. The increase of $3.8 million was primarily due to an increase in service costs ($1.1 million) resulting from the effect of a 50-basis point reduction in the discount rate and amortization of actuarial loss ($2.7 million) resulting from an increase in benefit liability, the reduction in the deferred asset losses and actuarial losses.

     Our pension expense for the first six months of 2005 was $16.9 million, compared with $9.7 million in the corresponding 2004 period. The increase of $7.2 million was primarily due to an increase in service costs ($2.2 million) resulting from the effect of a 50-basis point reduction in the discount rate, interest costs ($1.3 million) resulting from the effect of a 50-basis point reduction in the discount rate and actuarial losses, and amortization of actuarial loss ($5.5 million) resulting from an increase in benefit liability, the reduction in the deferred asset losses and actuarial losses; partially offset by an increase in expected return on plan assets ($1.0 million) and the absence of special retirement benefits ($0.6 million).
     On July 13, 2005, we made a cash contribution of $250 million to the master trust that funds our U.S. qualified defined benefit pension plans. This action has funded virtually the entire projected benefit obligation for those plans as reported at December 31, 2004.
     Our postretirement expense in the 2005 second quarter was $5.9 million, compared with $6.6 million in the 2004 second quarter. The decrease of $0.7 million was primarily due to a decrease in interest costs ($1.0 million) resulting from a decrease in benefit liability due to the plan amendment associated with employee life insurance, the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003, and actuarial gains.
     Our postretirement expense for the first six months of 2005 was $11.8 million, compared with $13.9 million in the corresponding 2004 period. The decrease of $2.1 million was primarily due to a decrease in interest costs ($2.0 million) resulting from a decrease in benefit liability due to the plan amendment associated with employee life insurance, the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003, and actuarial gains.
11. Debt and Other Financing
     The Company filed a $1 billion shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective May 10, 2005, to combine the $400 million shelf registration filed April 15, 2005, and $600 million outstanding under a shelf registration statement that was declared effective on July 15, 2003. The shelf registration provides flexibility to efficiently access capital markets should financial circumstances warrant.
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
     At June 30, 2005, there was approximately $74 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at June 30, 2005, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     On July 19, 2005, the Company purchased approximately $280 million (book value) of long-term debt resulting from the completion of tender offers for our 8.75 percent notes due in 2011 (representing approximately 72 percent of the outstanding notes). The cash payment including expenses was approximately $332 million, and will result in an estimated pre-tax charge of approximately $54 million in the 2005 third quarter. This action further enhances the Company’s near- and mid-term financial flexibility.
12. Shareholders’ Equity
Series A Mandatory Convertible Preferred Stock
     Each share of Series A Mandatory Convertible Preferred Stock (Series A Stock) is convertible into 2.083 shares of Common Stock, subject to certain adjustments, at any time prior to August 15, 2005, and is entitled to an annual dividend of $6.75, paid quarterly. On August 15, 2005, each share of Series A Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock based on the average closing price of the 20-day period preceding the conversion date. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $100 plus any accrued but unpaid dividends. At June 30, 2005, there were 2.0 million preferred shares of designated Series A Stock outstanding; 6.0 million preferred shares are authorized under our Restated Certificate of Incorporation with a par value of $1.00 each.
Stock Options Exercised
     During the 2005 second quarter, 0.1 million stock options were exercised for Phelps Dodge common shares, for which Phelps Dodge received approximately $3.0 million.
     During the six months ended June 30, 2005, 0.8 million stock options were exercised for Phelps Dodge common shares, for which Phelps Dodge received approximately $35.4 million.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The financial information as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included below.
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
     We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2005, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2005. This interim financial information is the responsibility of the Company’s management.
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
     We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statement of income, of cash flows, and of shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 7, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
July 27, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2004, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Refer to Note 1, General Information, to our unaudited June 30, 2005, Consolidated Financial Information, for a discussion of our consolidation policy.
RESULTS OF OPERATIONS
Consolidated Financial Results
(Unaudited; $ in millions)

	Second Quarter
	2005	2004
Sales and other operating revenues	$2,151.6	1,650.9
Operating income	$173.7	354.7
Minority interests in consolidated subsidiaries	$(38.5)	(42.0)
Net income	$682.3	226.6
Basic earnings per common share	$7.06	2.40
Diluted earnings per common share	$6.75	2.30
     The Company had consolidated net income for the 2005 second quarter of $682.3 million, or $6.75 per common share, including special, net gains of $225.8 million, or $2.23 per common share, after taxes. (All references to per share earnings or losses are based on diluted earnings or losses per share.) In the 2004 second quarter, consolidated net income was $226.6 million, or $2.30 per common share, including special, net charges of $16.0 million, or 16 cents per common share, after taxes.
     Consolidated net income increased $455.7 million in the 2005 second quarter compared with the 2004 second quarter. The increase primarily included the effects of (i) the gain recognized on the sale of a cost-basis investment ($438.4 million), (ii) the change in interest gain from Cerro Verde stock issuance ($159.5 million), (iii) higher copper prices (approximately $180 million) including premiums and copper pricing adjustments, (iv) higher molybdenum earnings including earnings from primary molybdenum mines (approximately $69 million) and by-product molybdenum contribution (approximately $163 million), and (v) lower interest expense including the absence of early debt extinguishment costs (approximately $24 million). These were partially offset by (i) asset impairment charges recorded at PDMC in the 2005 second quarter ($419.1 million), (ii) higher copper production costs (approximately $130 million), which exclude by-product molybdenum revenues, and (iii) a higher tax provision (approximately $34 million) due to higher earnings.
(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2005	2004
Sales and other operating revenues	$4,218.1	3,247.9
Operating income	$722.7	669.5
Minority interests in consolidated subsidiaries	$(65.5)	(105.6)
Net income	$1,069.0	412.3
Basic earnings per common share	$11.07	4.39
Diluted earnings per common share	$10.59	4.20
     The Company had consolidated net income for the six months ended June 30, 2005, of $1,069.0 million, or $10.59 per common share, including special, net gains of $225.9 million, or $2.24 per common share, after taxes. For the six months ended June 30, 2004, consolidated net income was $412.3 million, or $4.20 per common share, including special, net charges of $26.4 million, or 27 cents per common share, after taxes.
     Consolidated net income increased $656.7 million for the six months ended June 30, 2005, compared with the corresponding 2004 period. The increase primarily included the effects of (i) the gain recognized on the sale of a cost-basis investment ($438.4 million), (ii) the change in interest gain associated with the Cerro Verde stock issuance ($159.5 million), (iii) higher copper prices (approximately $276 million) including premiums and copper pricing adjustments, (iv) higher molybdenum earnings including earnings from primary molybdenum mines (approximately $140 million) and by-product molybdenum contribution (approximately $323 million), (v) lower interest expense including the absence of early debt extinguishment costs (approximately $62 million), (vi) lower minority interests in consolidated subsidiaries (approximately $40 million), (vii) higher dividend income (approximately $31 million) primarily from Southern Peru Copper Corporation, and (viii) higher interest income (approximately $18 million). These were partially offset by (i) asset impairment charges recorded at PDMC in the 2005 second quarter ($419.1 million), (ii) higher copper production costs (approximately $260 million), which exclude by-product molybdenum revenues and (iii) a higher tax provision (approximately $159 million) due to higher earnings.
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
Note: Supplemental Data
     The following table summarizes consolidated net income, special items and provisions, and the resultant earnings excluding these special items and provisions for the quarter and six-month periods ended June 30, 2005 and 2004:
(Unaudited; $ in millions)

	Second Quarter
	2005	2004
Net Income	$682.3	226.6
Special items and provisions, net of taxes	225.8	(16.0)

Earnings excluding special items and provisions (after taxes)	$456.5	242.6

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2005	2004
Net Income	$1,069.0	412.3
Special items and provisions, net of taxes	225.9	(26.4)

Earnings excluding special items and provisions (after taxes)	$843.1	438.7

Note: Supplemental Data
     The following schedules summarize the special items and provisions for the quarter and six-month periods ended June 30, 2005 and 2004 (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion):
(Unaudited; $ in millions except per share data)

	2005 Second Quarter			2004 Second Quarter
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(415.0)	(317.8)	(3.15)	(2.5)	(1.9)	(0.02)

PDI (see Business Segment disclosure)	(1.9)	(1.4)	(0.01)	(2.5)	(1.9)	(0.02)

Corporate and Other -
Environmental provisions, net	(20.7)	(15.7)	(0.15)	0.5	0.4	—
Environmental insurance recoveries, net	0.5	0.4	—	0.1	0.1	—
Historical legal matters	(0.1)	(0.1)	—	15.9	12.8	0.13

	(20.3)	(15.4)	(0.15)	16.5	13.3	0.13

	(437.2)	(334.6)	(3.31)	11.5	9.5	0.09

Early debt extinguishment costs	—	—	—	(15.2)	(12.6)	(0.13)

Gain on sale of cost-basis investment	438.4	388.0	3.84	—	—	—

Change in interest gain from Cerro Verde stock issuance	159.5	172.9	1.71	—	—	—

Miscellaneous income and expense, net:
Cost-basis investment write-down	—	—	—	(6.4)	(6.4)	(0.06)

Provision for taxes on income:
Foreign dividend tax	—	(0.5)	(0.01)	—	—	—
PD Brazil deferred tax asset valuation allowance	—	—	—	—	(9.0)	(0.09)

	—	(0.5)	(0.01)	—	(9.0)	(0.09)

Minority interests in consolidated subsidiaries:
Candelaria early debt extinguishment costs	—	—	—	—	2.5	0.03

	$160.7	225.8	2.23	(10.1)	(16.0)	(0.16)

(Unaudited; $ in millions except per share data)

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(420.9)	(322.3)	(3.19)	(2.5)	(1.9)	(0.02)

PDI (see Business Segment disclosure)	(1.5)	(0.6)	—	(4.3)	(3.1)	(0.03)

Corporate and Other —
Environmental provisions, net	(19.7)	(15.0)	(0.15)	(4.1)	(3.1)	(0.03)
Environmental insurance recoveries, net	1.1	0.9	0.01	0.1	0.1	—
Historical legal matters	4.7	4.4	0.04	15.5	12.4	0.13

	(13.9)	(9.7)	(0.10)	11.5	9.4	0.10

	(436.3)	(332.6)	(3.29)	4.7	4.4	0.05

Interest expense:
Texas franchise tax matter	—	—	—	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	—	—	—	(37.6)	(30.2)	(0.31)

Gain on sale of cost-basis investment	438.4	388.0	3.84	—	—	—

Change in interest gain from Cerro Verde stock issuance	159.5	172.9	1.71	—	—	—

Miscellaneous income and expense, net:
Cost-basis investment write-downs	—	—	—	(10.0)	(9.1)	(0.09)

Provision for taxes on income:
Foreign dividend tax	—	(2.4)	(0.02)	—	—	—
Reversal of El Abra deferred tax asset valuation allowance	—	—	—	—	30.8	0.31
PD Brazil deferred tax asset valuation allowance	—	—	—	—	(9.0)	(0.09)

	—	(2.4)	(0.02)	—	21.8	0.22

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	—	—	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	—	—	—	2.5	0.02

	—	—	—	—	(12.6)	(0.13)

	$161.6	225.9	2.24	(43.8)	(26.4)	(0.27)

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
     The Company is continuing to explore strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. We are currently in discussions with certain interested parties whose primary interest is the potential purchase of Specialty Chemicals. No decision has yet been made to proceed with a sale and no assurance can be given that a transaction will be concluded. The book value of Specialty Chemicals was approximately $600 million at June 30, 2005. Whether any such transaction would result in the recognition of a gain or loss depends on the final purchase price and other terms and cannot yet be determined. Pending final approval of the Phelps Dodge board of directors, Specialty Chemicals plans to build a new carbon black manufacturing facility in Bahia, Brazil, at a greenfield location in the Camacari petrochemical complex in the northeastern area of Brazil.
RESULTS OF PHELPS DODGE MINING COMPANY
     PDMC includes 12 reportable segments and other mining activities. In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based upon our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas in 2004 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information for 2004 has been revised to conform with the 2005 presentation.
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
     The Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities producing high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products. This segment also includes a technology center that directs its primary activities at developing, marketing and selling new engineered products and applications.
     Major operating and financial results of PDMC for the quarter and six-month periods ended June 30, 2005 and 2004, are summarized in the following tables:
(Unaudited; $ in millions except per pound amounts)

	Second Quarter
	2005	2004
Sales and other operating revenues to unaffiliated customers	$1,684.4	1,254.5
Operating income	$204.7	336.7
Operating income before special items and provisions	$619.7	339.2
Minority interests in consolidated subsidiaries	$(37.5)	(40.6)
Copper production (thousand short tons):
Total copper production	321.7	321.4
Less undivided interest (A)	15.5	15.7

Copper production on a consolidated basis	306.2	305.7
Less minority participants’ shares (B)	42.5	44.6

Copper production on a pro rata basis	263.7	261.1

Copper sales (thousand short tons):
Total copper sales from own mines	328.0	321.8
Less undivided interest (A)	15.5	15.7

Copper sales from own mines on a consolidated basis	312.5	306.1
Less minority participants’ shares (B)	44.0	47.4

Copper sales from own mines on a pro rata basis	268.5	258.7

Purchased copper (thousand short tons)	78.6	116.7

Total copper sales on a consolidated basis	391.1	422.8

LME average spot copper price per pound — cathodes	$1.537	1.265
COMEX average spot copper price per pound — cathodes	$1.532	1.234

Molybdenum production (million pounds)	16.7	14.8
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	15.5	16.0
Purchased molybdenum	3.2	3.1

Total molybdenum sales	18.7	19.1

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$35.27	14.57

(Unaudited; $ in millions except per pound amounts)

	Six Months Ended
	June 30,
	2005	2004
Sales and other operating revenues to unaffiliated customers	$3,302.5	2,469.0
Operating income	$755.1	666.9
Operating income before special items and provisions	$1,176.0	669.4
Minority interests in consolidated subsidiaries	$(63.1)	(103.7)
Copper production (thousand short tons):
Total copper production	646.7	639.0
Less undivided interest (A)	29.3	31.1

Copper production on a consolidated basis	617.4	607.9
Less minority participants’ shares (B)	86.0	90.9

Copper production on a pro rata basis	531.4	517.0

Copper sales (thousand short tons):
Total copper sales from own mines	653.0	645.1
Less undivided interest (A)	29.3	31.1

Copper sales from own mines on a consolidated basis	623.7	614.0
Less minority participants’ shares (B)	87.8	93.7

Copper sales from own mines on a pro rata basis	535.9	520.3

Purchased copper (thousand short tons)	171.2	231.8

Total copper sales on a consolidated basis	794.9	845.8

LME average spot copper price per pound — cathodes	$1.510	1.252
COMEX average spot copper price per pound — cathodes	$1.500	1.233

Molybdenum production (million pounds)	31.4	28.3
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	30.4	31.2
Purchased molybdenum	6.9	6.5

Total molybdenum sales	37.3	37.7

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$33.29	11.42

(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO), and (iii) a 17.5 percent partnership interest through May 31, 2005, and a 46.4 percent partnership interest in the Cerro Verde copper mining operation in Peru held primarily by Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, and Compañia de Minas Buenaventura S.A.A.
(thousand short tons)

	Second Quarter
	2005	2004
Minority participants’ share of copper production:
Candelaria	8.6	10.3
Cerro Verde	7.1	4.3
El Abra	26.8	30.0

	42.5	44.6

	Six Months Ended
	June 30,
	2005	2004
Minority participants’ share of copper production:
Candelaria	18.9	21.4
Cerro Verde	11.3	8.7
El Abra	55.8	60.8

	86.0	90.9

Total PDMC Division — Sales
     PDMC’s sales and other operating revenues to unaffiliated customers increased $429.9 million, or 34 percent, in the 2005 second quarter compared with the 2004 second quarter. The increase reflected higher average molybdenum realizations (approximately $297 million) and higher average copper realizations (approximately $220 million); partially offset by lower copper sales volumes, including purchased copper (approximately $77 million).
     PDMC’s sales and other operating revenues to unaffiliated customers increased $833.5 million, or 34 percent, in the first six months of 2005 compared with the corresponding 2004 period. The increase reflected higher average molybdenum realizations (approximately $617 million) and higher average copper realizations (approximately $351 million); partially offset by lower copper sales volumes, including purchased copper (approximately $116 million).
Total PDMC — Operating Income
     PDMC reported operating income of $204.7 million for the 2005 second quarter, including special, net pre-tax charges of $415.0 million, compared with operating income of $336.7 million for the 2004 second quarter, including special, net pre-tax charges of $2.5 million. The decrease in operating income of $132.0 million, or 39 percent, primarily was due to higher special, net pre-tax charges of $412.5 million mostly associated with asset impairment charges recorded in the 2005 second quarter ($419.1 million) and higher copper production costs (approximately $130 million); partially offset by the effects of higher copper prices (approximately $180 million) including premiums and copper pricing adjustments, and higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $69 million) and by-product molybdenum contribution (approximately $163 million) primarily due to higher prices. Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to (i) higher mining and milling costs due generally to higher mining rates and repairs and maintenance (approximately $72 million), (ii) higher energy costs (approximately $31 million), and (iii) higher smelting, refining and freight costs (approximately $30 million).
     PDMC reported operating income of $755.1 million for the first six months of 2005, including special, net pre-tax charges of $420.9 million, compared with operating income of $666.9 million for the first six months of 2004, including special, net pre-tax charges of $2.5 million. The increase in operating income of $88.2 million, or 13 percent, primarily included the effects of (i) higher copper prices (approximately $276 million) including premiums and copper pricing adjustments, (ii) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $140 million) and by-product molybdenum contribution (approximately $323 million) primarily due to higher prices, (iii) higher copper sales volumes

(approximately $11 million), and (iv) a gain on the sale of exploration properties (approximately $11 million). These were partially offset by higher special, net pre-tax charges of $418.4 million mostly associated with asset impairment charges recorded in the 2005 second quarter ($419.1 million), and higher copper production costs (approximately $260 million). Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to (i) higher mining and milling costs due generally to higher mining rates, repairs and maintenance and the operational impacts of unusually heavy rainfall in the southwest United States (approximately $144 million), (ii) higher energy costs (approximately $52 million), and (iii) higher smelting, refining and freight costs (approximately $62 million).
     For both 2005 and 2004, the higher average copper prices including premiums reflected strong copper fundamentals and a favorable economic environment.
     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which we primarily base our U.S. sales, averaged $1.532 and $1.234 in the second quarters of 2005 and 2004, respectively, and $1.500 and $1.233 for the first six months of 2005 and 2004, respectively. The LME spot price per pound of copper cathode, upon which we primarily base our international sales, averaged $1.537 and $1.265 in the second quarters of 2005 and 2004, respectively, and $1.510 and $1.252 for the first six months of 2005 and 2004, respectively.
     Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2005 annual production of approximately 2.5 billion pounds of copper, each 1 cent per pound change in the average annual copper price, or in average annual cost of copper production, causes a variation in annual operating income, excluding the impact of our copper collars as discussed below and before taxes and adjustment for minority interest, of approximately $25 million.
     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using the forward rate in place for the QP. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At June 30, 2005, approximately 239 million pounds of copper sales were provisionally priced at an average of $1.542 per pound with final QP periods of July to November 2005. Candelaria accounted for approximately 67 percent of the outstanding, provisionally priced sales at June 30, 2005.
     Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposure in a manner that is designed to allow us to receive the average LME price for the month of shipment while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). As of July 27, 2005, we had in place copper swap contracts for approximately 78 percent of Candelaria’s provisionally priced copper sales outstanding at June 30, 2005, at an average of $1.509 per pound. This program is expected to substantially alleviate the volatility that provisionally priced copper sales could have on our revenues.
     During the 2005 first quarter, Phelps Dodge entered into a program to protect a portion of Phelps Dodge’s share of expected 2006 global production by purchasing zero-premium copper collars (approximately 564 million pounds) and copper put options (approximately 564 million pounds). The copper collars have an average LME put strike price (floor) of 95.4 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.632 per pound (settled against an annual average LME price). The copper put options establish a floor price of 95.0 cents per pound (settled against the monthly average LME price). The put options were purchased for a 2 cents per pound premium. Phelps Dodge entered into the program as insurance to provide cash flows to help ameliorate the effects of unanticipated copper price decreases.
     During the second half of 2004, Phelps Dodge entered into programs to purchase zero-premium copper collars on approximately 97 percent of El Abra’s expected 2005 total production (approximately 452 million pounds) and 10 percent of PDMC’s expected remaining 2005 consolidated production (approximately 198 million pounds). The copper collars at El Abra have an average LME put strike price (floor) of $1.00 per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.376 per pound (settled against an annual average LME price). The copper collars on PDMC’s expected remaining consolidated production have an average LME put strike price (floor) of 94.3 cents per pound (settled against the monthly average LME price) and an average LME call strike price (ceiling) of $1.40 per pound (settled against an annual average LME price).
     Transactions under these copper price protection programs do not qualify as hedges for SFAS No. 133 hedge accounting treatment and will be adjusted to fair market value each reporting period with the offset recorded in earnings. For the six months ended June 30, 2005, as a result of market prices ($1.504 per pound) exceeding the ceiling of our 2005 zero-premium collars ($1.376 per pound for El Abra and $1.40 per pound for PDMC), we recorded unrealized pre-tax losses for our zero-premium collar programs of approximately $57 million for El Abra (approximately $29 million for PD’s share) and $21 million for a small portion of PDMC’s remaining production. El Abra entered into its program in order to ensure a copper price sufficient to provide the necessary cash to repay its short-term borrowings arising from the 2004 fourth quarter prepayment of its senior debt obligations, repay sponsor support and to ensure financial flexibility. The other program covers a small portion of PDMC’s remaining production ensuring a minimum copper price for the restarted Chino facility to operate comfortably throughout 2005.
     The actual impact of our 2005 zero-premium collar program will not be fully determinable until the maturity of the collars at year end. The unrealized losses for our 2005 zero-premium collars were based on a projected full-year average LME futures price (including actual monthly average LME prices for the first six months of 2005) at June 30, 2005, compared with the average LME call protection price per pound of $1.376 for El Abra and $1.40 for a small portion of PDMC’s remaining production. The average LME price differences per pound were multiplied by the annual contract amounts of approximately 650 million pounds combined. Each 1 cent per pound increase in the full-year 2005 monthly average LME future price above that projected as of June 30, 2005, will decrease operating income by approximately $6.5 million. Each 1 cent per pound decrease in the full-year 2005 monthly average LME future price from that projected as of June 30, 2005, will increase operating income by approximately $6.5 million, except that there would be no incremental effect for average prices between $1.00 per pound and $1.376 per pound for El Abra and between 94.3 cents per pound and $1.40 per pound for a small portion of PDMC’s remaining production.
     Increasing energy prices are continuing to impact our costs. Although we mitigate extreme increases in energy costs with long-term power contracts and market hedging, we nevertheless do pay more for our energy needs during these times of progressively higher energy prices. Energy accounted for 19.2 cents per pound of our production costs in the 2005 second quarter, compared with 14.2 cents per pound in the 2004 second quarter and 16.6 cents in the 2005 first quarter. In the second half of 2005, if the base price of oil were to increase by a hypothetical $20 per barrel from $60 per barrel, our unit cost of copper production would increase by approximately 3.0 to 3.5 cents per pound.
Note: Supplemental Data
     The following tables summarize PDMC’s special items and provisions in operating income for the quarter and six-month periods ended June 30, 2005 and 2004:
(Unaudited; $ in millions)

	2005 Second Quarter
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Asset impairment charges	$(419.1)	—	—
Environmental provisions, net	(10.4)	—	—
Environmental insurance recoveries, net	(0.5)	—	—
Historical legal matters	15.0	—	—

	$(415.0)	—	—

(Unaudited; $ in millions)

	Six Months Ended
	June 30, 2005
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Asset impairment charges	$(419.1)	—	—
Environmental provisions, net	(15.7)	—	—
Environmental insurance recoveries, net	(1.1)	—	—
Historical legal matters	15.0	—	—

	$(420.9)	—	—

(Unaudited; $ in millions)

	Second Quarter and
	Six Months Ended
	June 30, 2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(2.6)	—	0.3
Environmental insurance recoveries, net	(0.2)	—	—

	$(2.8)	—	0.3

Note:	Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the second quarters 2005 and 2004:

	U.S. Mines
				Miami/	Chino/
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Second Quarter 2005
Copper production (thousand short tons):
Total production	103.0	27.1	19.9	3.4	24.7	10.9	189.0
Less undivided interest	15.5	—	—	—	—	—	15.5

Copper production on a consolidated basis	87.5	27.1	19.9	3.4	24.7	10.9	173.5
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	87.5	27.1	19.9	3.4	24.7	10.9	173.5

Copper sales (thousand short tons):
Total copper sales from own mines	103.0	27.2	20.1	3.5	24.7	10.9	189.4
Less undivided interest	15.5	—	—	—	—	—	15.5

Copper sales from own mines on a consolidated basis	87.5	27.2	20.1	3.5	24.7	10.9	173.9
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	87.5	27.2	20.1	3.5	24.7	10.9	173.9

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	87.5	27.2	20.1	3.5	24.7	10.9	173.9

($ in millions)
Operating income (loss)	$114.2	116.5	135.6	2.1	(51.0)	(208.3)	109.1
Special items and provisions, net	(0.3)	—	—	—	(63.9)	(211.5)	(275.7)

Operating income (loss) excluding special items and provisions	$114.5	116.5	135.6	2.1	12.9	3.2	384.8

Second Quarter 2004
Copper production (thousand short tons):
Total production	105.0	26.8	18.6	2.4	18.5	10.5	181.8
Less undivided interest	15.7	—	—	—	—	—	15.7

Copper production on a consolidated basis	89.3	26.8	18.6	2.4	18.5	10.5	166.1
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	89.3	26.8	18.6	2.4	18.5	10.5	166.1

Copper sales (thousand short tons):
Total copper sales from own mines	104.7	24.4	16.4	1.0	18.5	10.5	175.5
Less undivided interest	15.7	—	—	—	—	—	15.7

Copper sales from own mines on a consolidated basis	89.0	24.4	16.4	1.0	18.5	10.5	159.8
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	89.0	24.4	16.4	1.0	18.5	10.5	159.8

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	89.0	24.4	16.4	1.0	18.5	10.5	159.8

($ in millions)
Operating income (loss)	$86.5	21.3	70.1	(3.1)	10.0	6.6	191.4
Special items and provisions, net	(0.4)	—	—	—	(0.4)	(1.8)	(2.6)

Operating income (loss) excluding special items and provisions	$86.9	21.3	70.1	(3.1)	10.4	8.4	194.0

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Second Quarter 2005
Copper production (thousand short tons):
Total production	50.2	26.1	54.8	131.1
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	50.2	26.1	54.8	131.1
Less minority participants’ shares	8.6	7.1	26.8	42.5

Copper production on a pro rata basis	41.6	19.0	28.0	88.6

Copper sales (thousand short tons):
Total copper sales from own mines	55.9	25.8	55.3	137.0
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	55.9	25.8	55.3	137.0
Less minority participants’ shares	9.7	7.2	27.1	44.0

Copper sales from own mines on a pro rata basis	46.2	18.6	28.2	93.0

Total purchased copper (thousand short tons)	3.2	—	—	3.2

Total copper sales on a consolidated basis	59.1	25.8	55.3	140.2

($ in millions)
Operating income (loss)	$64.6	39.6	63.8	168.0
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$64.6	39.6	63.8	168.0

Second Quarter 2004
Copper production (thousand short tons):
Total production	53.0	24.5	61.3	138.8
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	53.0	24.5	61.3	138.8
Less minority participants’ shares	10.3	4.3	30.0	44.6

Copper production on a pro rata basis	42.7	20.2	31.3	94.2

Copper sales (thousand short tons):
Total copper sales from own mines	53.7	25.5	66.3	145.5
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	53.7	25.5	66.3	145.5
Less minority participants’ shares	10.5	4.4	32.5	47.4

Copper sales from own mines on a pro rata basis	43.2	21.1	33.8	98.1

Total purchased copper (thousand short tons)	9.2	—	—	9.2

Total copper sales on a consolidated basis	62.9	25.5	66.3	154.7

($ in millions)
Operating income (loss)	$49.3	25.1	64.6	139.0
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$49.3	25.1	64.6	139.0

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC
Second Quarter 2005
Copper production (thousand short tons):
Total production	—	0.9	—	321.0	0.7	321.7
Less undivided interest	—	—	—	15.5	—	15.5

Copper production on a consolidated basis	—	0.9	—	305.5	0.7	306.2
Less minority participants’ shares	—	—	—	42.5	—	42.5

Copper production on a pro rata basis	—	0.9	—	263.0	0.7	263.7

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.9	—	327.3	0.7	328.0
Less undivided interest	—	—	—	15.5	—	15.5

Copper sales from own mines on a consolidated basis	—	0.9	—	311.8	0.7	312.5
Less minority participants’ shares	—	—	—	44.0	—	44.0

Copper sales from own mines on a pro rata basis	—	0.9	—	267.8	0.7	268.5

Total purchased copper (thousand short tons)	—	75.2	0.2	78.6	—	78.6

Total copper sales on a consolidated basis	—	76.1	0.2	390.4	0.7	391.1

Molybdenum production (thousand pounds):
Primary — Henderson	9,040	—	—	9,040	—	9,040
By-product	7,624	—	—	7,624	—	7,624

Total production	16,664	—	—	16,664	—	16,664

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,497	—	—	15,497	—	15,497
Purchased molybdenum	3,169	—	—	3,169	—	3,169

Total molybdenum sales	18,666	—	—	18,666	—	18,666

($ in millions)
Operating income (loss)	$98.9	(141.9)	3.3	237.4	(32.7)	204.7
Special items and provisions, net	—	(148.7)	—	(424.4)	9.4	(415.0)

Operating income (loss) excluding special items and provisions	$98.9	6.8	3.3	661.8	(42.1)	619.7

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Second Quarter 2004
Copper production (thousand short tons):
Total production	—	0.8	—	321.4	—	321.4
Less undivided interest	—	—	—	15.7	—	15.7

Copper production on a consolidated basis	—	0.8	—	305.7	—	305.7
Less minority participants’ shares	—	—	—	44.6	—	44.6

Copper production on a pro rata basis	—	0.8	—	261.1	—	261.1

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.8	—	321.8	—	321.8
Less undivided interest	—	—	—	15.7	—	15.7

Copper sales from own mines on a consolidated basis	—	0.8	—	306.1	—	306.1
Less minority participants’ shares	—	—	—	47.4	—	47.4

Copper sales from own mines on a pro rata basis	—	0.8	—	258.7	—	258.7

Total purchased copper (thousand short tons)	—	106.9	0.6	116.7	—	116.7

Total copper sales on a consolidated basis	—	107.7	0.6	422.8	—	422.8

Molybdenum production (thousand pounds):
Primary — Henderson	7,057	—	—	7,057	—	7,057
By-product	7,779	—	—	7,779	—	7,779

Total production	14,836	—	—	14,836	—	14,836

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,991	—	—	15,991	—	15,991
Purchased molybdenum	3,108	—	—	3,108	—	3,108

Total molybdenum sales	19,099	—	—	19,099	—	19,099

($ in millions)
Operating income (loss)	$29.8	7.4	1.5	369.1	(32.4)	336.7
Special items and provisions, net	0.3	—	—	(2.3)	(0.2)	(2.5)

Operating income (loss) excluding special items and provisions	$29.5	7.4	1.5	371.4	(32.2)	339.2

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the six months ended June 30, 2005 and 2004.

	U.S. Mines
				Miami/	Chino/
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Six Months Ended June 30, 2005
Copper production (thousand short tons):
Total production	195.1	55.0	41.4	6.0	53.4	21.3	372.2
Less undivided interest	29.3	—	—	—	—	—	29.3

Copper production on a consolidated basis	165.8	55.0	41.4	6.0	53.4	21.3	342.9
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	165.8	55.0	41.4	6.0	53.4	21.3	342.9

Copper sales (thousand short tons):
Total copper sales from own mines	195.1	56.3	42.7	6.8	53.4	21.3	375.6
Less undivided interest	29.3	—	—	—	—	—	29.3

Copper sales from own mines on a consolidated basis	165.8	56.3	42.7	6.8	53.4	21.3	346.3
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	165.8	56.3	42.7	6.8	53.4	21.3	346.3

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	165.8	56.3	42.7	6.8	53.4	21.3	346.3

($ in millions)
Operating income (loss)	$200.1	200.9	270.1	3.2	(33.9)	(211.2)	429.2
Special items and provisions, net	(0.6)	—	—	—	(64.5)	(215.7)	(280.8)

Operating income (loss) excluding special items and provisions	$200.7	200.9	270.1	3.2	30.6	4.5	710.0

Six Months Ended June 30, 2004
Copper production (thousand short tons):
Total production	207.3	51.5	36.6	4.7	33.7	21.7	355.5
Less undivided interest	31.1	—	—	—	—	—	31.1

Copper production on a consolidated basis	176.2	51.5	36.6	4.7	33.7	21.7	324.4
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	176.2	51.5	36.6	4.7	33.7	21.7	324.4

Copper sales (thousand short tons):
Total copper sales from own mines	207.0	51.4	36.5	4.7	33.7	21.7	355.0
Less undivided interest	31.1	—	—	—	—	—	31.1

Copper sales from own mines on a consolidated basis	175.9	51.4	36.5	4.7	33.7	21.7	323.9
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	175.9	51.4	36.5	4.7	33.7	21.7	323.9

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	175.9	51.4	36.5	4.7	33.7	21.7	323.9

($ in millions)
Operating income (loss)	$164.4	46.2	100.1	(3.8)	25.0	9.0	340.9
Special items and provisions, net	(0.4)	—	—	—	(0.4)	(1.8)	(2.6)

Operating income (loss) excluding special items and provisions	$164.8	46.2	100.1	(3.8)	25.4	10.8	343.5

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Six Months Ended June 30, 2005
Copper production (thousand short tons):
Total production	107.5	50.0	113.9	271.4
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	107.5	50.0	113.9	271.4
Less minority participants’ shares	18.9	11.3	55.8	86.0

Copper production on a pro rata basis	88.6	38.7	58.1	185.4

Copper sales (thousand short tons):
Total copper sales from own mines	108.7	48.1	117.5	274.3
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	108.7	48.1	117.5	274.3
Less minority participants’ shares	19.1	11.1	57.6	87.8

Copper sales from own mines on a pro rata basis	89.6	37.0	59.9	186.5

Total purchased copper (thousand short tons)	6.4	—	—	6.4

Total copper sales on a consolidated basis	115.1	48.1	117.5	280.7

($ in millions)
Operating income (loss)	$140.0	75.6	108.3	323.9
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$140.0	75.6	108.3	323.9

Six Months Ended June 30, 2004
Copper production (thousand short tons):
Total production	108.5	49.7	124.2	282.4
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	108.5	49.7	124.2	282.4
Less minority participants’ shares	21.4	8.7	60.8	90.9

Copper production on a pro rata basis	87.1	41.0	63.4	191.5

Copper sales (thousand short tons):
Total copper sales from own mines	108.5	51.1	129.4	289.0
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	108.5	51.1	129.4	289.0
Less minority participants’ shares	21.4	8.9	63.4	93.7

Copper sales from own mines on a pro rata basis	87.1	42.2	66.0	195.3

Total purchased copper (thousand short tons)	20.1	—	—	20.1

Total copper sales on a consolidated basis	128.6	51.1	129.4	309.1

($ in millions)
Operating income (loss)	$118.1	62.9	139.2	320.2
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$118.1	62.9	139.2	320.2

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC
Six Months Ended June 30, 2005
Copper production (thousand short tons):
Total production	—	1.8	—	645.4	1.3	646.7
Less undivided interest	—	—	—	29.3	—	29.3

Copper production on a consolidated basis	—	1.8	—	616.1	1.3	617.4
Less minority participants’ shares	—	—	—	86.0	—	86.0

Copper production on a pro rata basis	—	1.8	—	530.1	1.3	531.4

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.8	—	651.7	1.3	653.0
Less undivided interest	—	—	—	29.3	—	29.3

Copper sales from own mines on a consolidated basis	—	1.8	—	622.4	1.3	623.7
Less minority participants’ shares	—	—	—	87.8	—	87.8

Copper sales from own mines on a pro rata basis	—	1.8	—	534.6	1.3	535.9

Total purchased copper (thousand short tons)	—	157.6	7.2	171.2	—	171.2

Total copper sales on a consolidated basis	—	159.4	7.2	793.6	1.3	794.9

Molybdenum production (thousand pounds):
Primary — Henderson	16,893	—	—	16,893	—	16,893
By-product	14,486	—	—	14,486	—	14,486

Total production	31,379	—	—	31,379	—	31,379

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	30,430	—	—	30,430	—	30,430
Purchased molybdenum	6,831	—	—	6,831	—	6,831

Total molybdenum sales	37,261	—	—	37,261	—	37,261

($ in millions)
Operating income (loss)	$185.5	(137.7)	(0.5)	800.4	(45.3)	755.1
Special items and provisions, net	—	(148.7)	—	(429.5)	8.6	(420.9)

Operating income (loss) excluding special items and provisions	$185.5	11.0	(0.5)	1,229.9	(53.9)	1,176.0

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Six Months Ended June 30, 2004
Copper production (thousand short tons):
Total production	—	1.1	—	639.0	—	639.0
Less undivided interest	—	—	—	31.1	—	31.1

Copper production on a consolidated basis	—	1.1	—	607.9	—	607.9
Less minority participants’ shares	—	—	—	90.9	—	90.9

Copper production on a pro rata basis	—	1.1	—	517.0	—	517.0

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.1	—	645.1	—	645.1
Less undivided interest	—	—	—	31.1	—	31.1

Copper sales from own mines on a consolidated basis	—	1.1	—	614.0	—	614.0
Less minority participants’ shares	—	—	—	93.7	—	93.7

Copper sales from own mines on a pro rata basis	—	1.1	—	520.3	—	520.3

Total purchased copper (thousand short tons)	—	210.6	1.1	231.8	—	231.8

Total copper sales on a consolidated basis	—	211.7	1.1	845.8	—	845.8

Molybdenum production (thousand pounds):
Primary — Henderson	13,513	—	—	13,513	—	13,513
By-product	14,798	—	—	14,798	—	14,798

Total production	28,311	—	—	28,311	—	28,311

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	31,148	—	—	31,148	—	31,148
Purchased molybdenum	6,532	—	—	6,532	—	6,532

Total molybdenum sales	37,680	—	—	37,680	—	37,680

($ in millions)
Operating income (loss)	$45.4	11.5	1.2	719.2	(52.3)	666.9
Special items and provisions, net	0.3	—	—	(2.3)	(0.2)	(2.5)

Operating income (loss) excluding special items and provisions	$45.1	11.5	1.2	721.5	(52.1)	669.4

Refer to segment discussion on pages 36 through 41.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 36 and 37 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum
     The Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mine segments with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American mines to third parties. The South American mines sold approximately 49 percent and 40 percent of their copper to the Sales segment in the second quarters of 2005 and 2004, respectively, and 47 percent and 45 percent for the first six months of 2005 and 2004, respectively. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.
(Unaudited; $ in millions)

	Second Quarter
	2005	2004
U.S. Mining Operations*
Unaffiliated customers	$952.8	809.0
Intersegment elimination	(200.5)	(146.0)
	––––––	––––––
	752.3	663.0
	––––––	––––––

South American Mines**
Unaffiliated customers	205.5	220.4
Intersegment	200.5	146.0
	––––––	––––––
	406.0	366.4
	––––––	––––––

Primary Molybdenum
Unaffiliated customers	526.1	225.1
Intersegment	—	—
	––––––	––––––
	526.1	225.1
	––––––	––––––

Total PDMC
Unaffiliated customers	$1,684.4	1,254.5

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2005	2004
U.S. Mining Operations*
Unaffiliated customers	$1,883.5	1,671.4
Intersegment elimination	(364.7)	(344.3)
	––––––	––––––
	1,518.8	1,327.1
	––––––	––––––

South American Mines**
Unaffiliated customers	416.1	422.5
Intersegment	364.7	344.3
	––––––	––––––
	780.8	766.8
	––––––	––––––

Primary Molybdenum
Unaffiliated customers	1,002.9	375.1
Intersegment	—	—
	––––––	––––––
	1,002.9	375.1
	––––––	––––––

Total PDMC
Unaffiliated customers	$3,302.5	2,469.0

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
U.S. Mines, Manufacturing, Sales Segments and Other – Sales
     Sales and other operating revenues by U.S. Mining Operations increased $89.3 million, or 13 percent, in the 2005 second quarter compared with the 2004 second quarter. This increase primarily was due to higher realized copper prices (approximately $133 million); partially offset by lower copper sales volumes (approximately $43 million).
     Sales and other operating revenues by U.S. Mining Operations increased $191.7 million, or 14 percent, in the first six months of 2005 compared with the corresponding 2004 period. This increase primarily was due to higher realized copper prices (approximately $248 million); partially offset by lower copper sales volumes (approximately $48 million).
South American Mines Segment – Sales
     South American Mines sales and other operating revenues increased $39.6 million, or 11 percent, in the 2005 second quarter compared with the 2004 second quarter. This increase was due to higher realized copper prices (approximately $87 million) partially offset by lower copper sales volumes (approximately $33 million), higher treatment and refining allowances resulting from sales volumes (approximately $8 million) and lower precious metal sales (approximately $3 million).
     South American Mines sales and other operating revenues increased $14.0 million, or 2 percent, in the first six months of 2005 compared with the corresponding 2004 period. This increase was due to higher realized copper prices (approximately $103 million) partially offset by lower copper sales volumes ($68 million) and higher treatment and refining allowances resulting from sales volumes (approximately $21 million).

Primary Molybdenum Segment – Sales
     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $301.0 million, or 134 percent, in the 2005 second quarter compared with the 2004 second quarter. This increase primarily was due to higher average molybdenum realizations (approximately $297 million) and higher molybdenum tolling revenue (approximately $8 million); partially offset by slightly lower molybdenum sales volumes (approximately $5 million).
     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $627.8 million, or 167 percent, in the first six months of 2005 compared with the corresponding 2004 period. This increase primarily was due to higher average molybdenum realizations (approximately $617 million) and higher molybdenum tolling revenue (approximately $13 million); partially offset by slightly lower molybdenum sales volumes (approximately $4 million).
Operating Income (Loss) for Copper (U.S. and South America) and Molybdenum
     In addition to the allocation of revenues, management allocates certain operating costs, expenses and capital to PDMC’s segments that may not be reflective of market conditions. We also do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.
Note: Supplemental Data
     The following tables summarize PDMC’s operating income (loss), special pre-tax items and provisions, and the resultant earnings excluding these special items and provisions for the quarter and six-month periods ended June 30, 2005 and 2004:
(Unaudited; $ in millions)

	Second Quarter
	2005	2004
Segment operating income (loss):
U.S. Mining Operations*	$(62.2)	167.9
South American Mines**	168.0	139.0
Primary Molybdenum	98.9	29.8

	$204.7	336.7

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(415.0)	(2.8)
South American Mines**	—	—
Primary Molybdenum	—	0.3

	$(415.0)	(2.5)

Segment operating income
excluding special items and provisions:
U.S. Mining Operations*	$352.8	170.7
South American Mines**	168.0	139.0
Primary Molybdenum	98.9	29.5

	$619.7	339.2

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2005	2004
Segment operating income:
U.S. Mining Operations*	$245.7	301.3
South American Mines**	323.9	320.2
Primary Molybdenum	185.5	45.4

	$755.1	666.9

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(420.9)	(2.8)
South American Mines**	—	—
Primary Molybdenum	—	0.3

	$(420.9)	(2.5)

Segment operating income
excluding special items and provisions:
U.S. Mining Operations*	$666.6	304.1
South American Mines**	323.9	320.2
Primary Molybdenum	185.5	45.1

	$1,176.0	669.4

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.
U.S. Mining Operations – Operating Income (Loss)
     U.S. Mining Operations reported an operating loss of $62.2 million including special, net pre-tax charges of $415.0 million for the 2005 second quarter, compared with operating income of $167.9 million including special, net charges of $2.8 million for the 2004 second quarter.
     U.S. Mining Operations reported operating income of $245.7 million including special, net pre-tax charges of $420.9 million for the first six months of 2005, compared with operating income of $301.3 million including special, net pre-tax charges of $2.8 million in the corresponding 2004 period. (Refer to the separate discussion of PDMC’s segments below for further detail.)
Morenci Segment – Operating Income
     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The new facility will employ proprietary technology that has been developed and is under demonstration at the Bagdad copper mine, and is expected to begin operations in 2007. Concentrate leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper sulfide ores to be transformed into copper cathode through the efficient pressure leaching and electrowinning process instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest copper operations, resulting in the impairment of certain assets. (Refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion.)
     Operating income of $114.2 million for the 2005 second quarter increased $27.7 million compared with the 2004 second quarter primarily due to higher average copper prices (approximately $46 million); partially offset by lower sales volume (approximately $4 million) and higher cost of copper production (approximately $17 million) primarily due to higher operating and repair costs associated with higher supply costs and the initial preparations for the restart of milling operations.
     Operating income of $200.1 million for the first six months of 2005 increased $35.7 million compared with the corresponding 2004 period primarily due to higher average copper prices (approximately $84 million); partially offset by lower sales volume (approximately $25 million) and higher cost of copper production (approximately $27 million). Higher cost of copper production primarily was due to higher operating and repair costs (approximately $32 million) primarily associated with higher supply costs, 2005 first quarter weather-related events, the initial preparations for the restart of milling operations and higher cathode freight costs (approximately $3 million); partially offset by a decrease in work-in-process inventories (approximately $6 million) and lower depreciation expense (approximately $6 million) primarily associated with lower production and depreciation rates.
Bagdad Segment – Operating Income
     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
     Operating income of $116.5 million for the 2005 second quarter increased $95.2 million compared with the 2004 second quarter primarily due to higher by-product molybdenum revenues resulting from higher average prices and volume (approximately $96 million), higher average copper prices (approximately $15 million) and higher sales volume (approximately $3 million); partially offset by higher cost of copper production (approximately $18 million), which excludes by-product molybdenum revenues. Higher cost of copper production, which excludes by-product molybdenum revenues, primarily was due to (i) higher mining and milling rates (approximately $9 million) associated with ramped-up capacity, (ii) higher smelting and refining costs (approximately $3 million) resulting from higher concentrate production volume, (iii) higher depreciation expense (approximately $3 million) due to higher production volumes and depreciation rates, and (iv) higher severance and property taxes resulting from higher copper and molybdenum prices (approximately $2 million).
     Operating income of $200.9 million for the first six months of 2005 increased $154.7 million compared with the corresponding 2004 period primarily due to higher by-product molybdenum revenues resulting from higher average prices and volume (approximately $154 million), higher average copper prices (approximately $29 million) and higher sales volume (approximately $10 million); partially offset by higher cost of copper production (approximately $37 million), which excludes by-product molybdenum revenues. Higher cost of copper production, which excludes by-product molybdenum revenues, primarily was due to (i) higher mining and milling rates (approximately $17 million) associated with ramped-up capacity, (ii) higher smelting, refining and freight costs (approximately $9 million) resulting from higher concentrate production volume, (iii) higher depreciation expense (approximately $4 million) due to higher production volumes and depreciation rates, (iv) higher severance and property taxes (approximately $3 million) resulting from higher copper and molybdenum prices, and (v) mitigation of damage and additional costs necessitated by record rainfall (approximately $4 million).
Sierrita Segment – Operating Income
     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper concentrates, electrowon copper cathodes and molybdenum products.
     Operating income of $135.6 million for the 2005 second quarter increased $65.5 million compared with the 2004 second quarter primarily due to higher by-product molybdenum revenues resulting from higher average prices and volume (approximately $58 million), higher average copper prices (approximately $11 million) and higher sales volume (approximately $5 million); partially offset by higher cost of copper production (approximately $9 million), which excludes by-product molybdenum revenues, primarily due to higher mining and milling rates associated with ramped-up capacity.
     Operating income of $270.1 million for the first six months of 2005 increased $170.0 million compared with the corresponding 2004 period primarily due to higher by-product molybdenum revenues resulting from higher average prices and volume (approximately $158 million), higher average copper prices (approximately $22 million) and higher sales volume (approximately $13 million); partially offset by higher cost of copper production (approximately $22 million), which excludes by-product molybdenum revenues. Higher cost of copper production, which excludes by-product molybdenum revenues, primarily was due to (i) higher mining and milling rates (approximately $10 million) associated with ramped-up capacity, (ii) higher smelting and refining costs (approximately $3 million) related to higher concentrate production volume, (iii) costs associated with increased copper cathode production volume (approximately $2 million), and (iv) higher severance and property taxes (approximately $3 million) resulting from higher copper and molybdenum prices.
Miami/Bisbee Segment – Operating Income (Loss)
     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathodes. The Company’s interest in the Copreco venture that operates the water treatment/copper recovery facility in Bisbee, located in southern Arizona, is accounted for on an equity basis.
     Operating income of $2.1 million for the 2005 second quarter increased $5.2 million compared with the 2004 second quarter primarily due to higher sales volumes (approximately $4 million) and higher average copper prices (approximately $2 million).
     Operating income of $3.2 million for the first six months of 2005 increased $7.0 million compared with the corresponding 2004 period primarily due to higher sales volumes (approximately $4 million) and higher average copper prices (approximately $3 million).

Chino/Cobre Segment – Operating Income (Loss)
     Our wholly owned Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine. Our Cobre mine is on care-and-maintenance status with the exception of certain limited mining activities.
     An operating loss of $51.0 million for the 2005 second quarter was unfavorable by $61.0 million compared with the 2004 second quarter primarily due to higher special, net pre-tax charges ($63.5 million) primarily associated with asset impairment charges of $59.9 million recorded at Cobre in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion) and higher cost of copper production (approximately $36 million), which excludes by-product molybdenum revenues; partially offset by higher copper sales volumes (approximately $15 million), higher average copper prices (approximately $14 million) and by-product molybdenum revenues resulting from higher average prices and volume (approximately $10 million). Higher cost of copper production, which excludes by-product molybdenum revenues, primarily was due to (i) higher mining and milling costs (approximately $22 million) due to the restart of milling operations and ramp-up of mining operations including increased stripping, (ii) higher smelting and refining costs related to increased concentrate production (approximately $6 million), (iii) the impact of changes in heap-leach and work-in-process inventories (approximately $7 million), and (iv) higher depreciation expense (approximately $3 million) due to higher straight-line depreciation of equipment and higher production volumes.
     An operating loss of $33.9 million for the first six months of 2005 was unfavorable by $58.9 million compared with the corresponding 2004 period primarily due to higher special, net pre-tax charges ($64.1 million) primarily associated with asset impairment charges of $59.9 million recorded at Cobre in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion) and higher cost of copper production (approximately $80 million), which excludes by-product molybdenum revenues; partially offset by higher copper sales volumes (approximately $48 million), higher average copper prices (approximately $27 million) and by-product molybdenum revenues resulting from higher average prices and volume (approximately $10 million). Higher cost of copper production, which excludes by-product molybdenum revenues, primarily was due to (i) higher mining and milling costs (approximately $46 million) resulting from the restart of milling operations and ramp-up of mining operations including increased stripping, (ii) higher smelting and refining costs related to increased concentrate production (approximately $16 million), (iii) the impact of changes in heap-leach and work-in-process inventories (approximately $15 million), and (iv) higher depreciation expense (approximately $5 million) due to higher straight-line depreciation of equipment and production volumes.
Tyrone Segment – Operating Income (Loss)
     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
     An operating loss of $208.3 million for the 2005 second quarter was unfavorable by $214.9 million compared with the 2004 second quarter primarily due to higher special, net pre-tax charges ($209.7 million) primarily associated with asset impairment charges of $210.5 million recorded in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion) and higher mining costs due to an increase in tons mined (approximately $11 million); partially offset by the effect of higher average copper prices (approximately $6 million).
     An operating loss of $211.2 million for the first six months of 2005 was unfavorable by $220.2 million compared with the corresponding 2004 period primarily due to higher special, net pre-tax charges ($213.9 million) primarily associated with asset impairment charges of $210.5 million recorded in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion) and higher mining costs due to an increase in tons mined (approximately $18 million); partially offset by the effect of higher average copper prices (approximately $11 million) and the impact of changes in heap-leach and work-in-process inventories (approximately $5 million).
Manufacturing Segment – Operating Income (Loss)
     An operating loss of $141.9 million for the 2005 second quarter was unfavorable by $149.3 million compared with the 2004 second quarter primarily due to higher special, net pre-tax charges ($148.7 million) associated with asset impairment charges of $89.6 million and $59.1 million recorded at the Chino smelter and Miami refinery, respectively, in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion).
     An operating loss of $137.7 million for the first six months of 2005 was unfavorable by $149.2 million compared with the corresponding 2004 period primarily due to higher special, net pre-tax charges ($148.7 million) associated with asset impairment charges of $89.6 million and $59.1 million recorded at the Chino smelter and Miami refinery, respectively, in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion) and higher costs associated with a fire at our Norwich rod mill on January 7, 2005 (approximately $4 million). These were offset primarily by increases related to higher smelting revenues (approximately $5 million) resulting from higher tons processed through the smelter and higher rod premiums.
     Our other rod mills increased production to compensate for the production loss associated with the fire at our Norwich rod mill, at which production resumed in late January 2005.
South American Mines – Operating Income
     South American Mines reported operating income in the 2005 second quarter of $168.0 million, compared with operating income of $139.0 million in the 2004 second quarter.
     South American Mines reported operating income of $323.9 million for the first six months of 2005, compared with operating income of $320.2 million for the corresponding 2004 period. (Refer to the separate discussion of PDMC’s segments below for further detail.)
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
     Operating income of $64.6 million for the 2005 second quarter increased $15.3 million compared with the 2004 second quarter primarily due to higher average copper prices (approximately $42 million); partially offset by higher cost of copper production (approximately $26 million). Higher cost of copper production primarily was due to the ramp-up of production at Ojos del Salado (approximately $12 million), lower precious metal by-product revenues (approximately $7 million) and higher smelting and refining costs (approximately $5 million).
     Operating income of $140.0 million for the first six months of 2005 increased $21.9 million compared with the corresponding 2004 period primarily due to higher average copper prices (approximately $66 million); partially offset by higher cost of copper production (approximately $42 million). Higher cost of copper production primarily was due to the ramp-up of production at Ojos del Salado (approximately $21 million), higher smelting and refining costs (approximately $13 million) and higher mining costs (approximately $14 million) associated with higher mining rates, energy and supply costs; partially offset by lower depreciation expense (approximately $6 million) primarily due to increased ore reserves.
Cerro Verde Segment – Operating Income
     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes. On June 1, 2005, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) completed its general capital increase transaction, permitting Sumitomo Metal Mining Co. Ltd. and Sumitomo Corp., known collectively as Sumitomo, to acquire an equity position in Cerro Verde. The transaction resulted in Sumitomo acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañia de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders who own shares publicly traded on the Lima Stock Exchange own 7.2 percent of Cerro Verde. As a result of the transaction, Cerro Verde received cash of $441.8 million (net of $1.0 million of expenses) and Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent. Phelps Dodge continues to maintain a majority interest in Cerro Verde, which we fully consolidate (and report minority interest). (Refer to Change in Interest Gain from Cerro Verde Stock Issuance at page 46 for additional discussion.)
     Operating income of $39.6 million for the 2005 second quarter increased $14.5 million compared with the 2004 second quarter due to higher average copper prices (approximately $19 million) and higher sales volumes (approximately $3 million); partially offset by higher cost of copper production (approximately $6 million) primarily due to higher mining repair and maintenance costs and higher acid and energy costs.
     Operating income of $75.6 million for the first six months of 2005 increased $12.7 million compared with the corresponding 2004 period primarily due to higher average copper prices (approximately $27 million); partially offset by lower sales volumes (approximately $3 million) and higher cost of copper production (approximately $11 million) primarily due to higher mining repair and maintenance costs and higher acid and energy costs.
     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an $850 million expansion of the Cerro Verde mine. In early February 2005, the board unconditionally approved proceeding with project development simultaneously with the financing efforts. (Refer to PDMC – Other Matters on page 42 for additional discussion of the Cerro Verde mine expansion.)
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
     Operating income of $63.8 million for the 2005 second quarter decreased $0.8 million compared with the 2004 second quarter primarily due to lower sales volumes (approximately $22 million) and higher production costs (approximately $5 million). Higher production costs were primarily due to higher acid and energy costs (approximately $4 million), leased equipment and maintenance cost (approximately $3 million) and the unfavorable effect of exchange rates (approximately $2 million); partially offset by the impact of changes in heap-leach and work-in-process inventories (approximately $5 million). These were partially offset by net higher average copper prices (approximately $25 million). Average copper prices benefited from higher LME prices (approximately $41 million), but were offset by the mark-to-market effects of copper collars related to 2005 production (approximately $16 million).
     Operating income of $108.3 million for the first six months of 2005 decreased $30.9 million compared with the corresponding 2004 period primarily due to lower sales volumes (approximately $30 million) and higher production costs (approximately $10 million). Higher production costs were primarily due to higher acid, energy costs and contracted services (approximately $10 million), leased equipment and maintenance costs (approximately $8 million), and the unfavorable impact of exchange rates (approximately $2 million); partially offset by the impact of changes in heap-leach and work-in-process inventories (approximately $12 million). These were partially offset by net higher average copper prices (approximately $8 million). Average copper prices benefited from higher LME prices (approximately $65 million), but were offset by the mark-to-market effects of copper collars related to 2005 production (approximately $57 million).
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
     Our expected 2005 molybdenum production is approximately 64 million pounds (approximately 33 million pounds from primary mines and 31 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous 30 days (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, adjusted based on the underlying published prices, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $45 million.
     Primary Molybdenum plans to increase production capacity at the Henderson mine to 40 million pounds per year by mid-2006. The cost to add the increased capacity is expected to total $20 million to $24 million. Primary Molybdenum is also evaluating the possibility of bringing the Climax mine on line in response to market conditions. If it is brought on line, production from the Climax mine could range from 10 million to 20 million pounds a year.
     Operating income for the 2005 second quarter of $98.9 million increased $69.1 million compared with the second quarter of 2004 primarily due to higher average molybdenum realizations (approximately $297 million), higher tolling revenue due to volume and price (approximately $8 million) and lower net production costs (approximately $2 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $228 million) and higher care and maintenance cost (approximately $5 million) primarily associated with the Climax mine. Lower production costs primarily resulted from decreased cost of material drawn from inventory (approximately $19 million); partially offset by higher labor and maintenance costs (approximately $4 million), higher conversion costs (approximately $3 million), higher outside service costs (approximately $2 million), higher tolling costs due to increased volume (approximately $3 million), and higher depreciation expense (approximately $2 million) due to higher production volumes.
     Operating income of $185.5 million for the first six months of 2005 increased $140.1 million compared with the corresponding 2004 period primarily due to higher average molybdenum realizations (approximately $617 million) and higher tolling revenue due to volume and price (approximately $13 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $469 million), higher net production costs (approximately $9 million), higher care and maintenance cost (approximately $6 million) primarily associated with the Climax mine and lower molybdenum sales volumes (approximately $4 million). Higher production costs resulted from increased volumes and included higher labor and maintenance costs (approximately $9 million), higher conversion costs (approximately $7 million), higher outside service costs (approximately $4 million), higher tolling costs due to increased volume (approximately $5 million), higher freight and warehousing costs (approximately $3 million), higher energy costs (approximately $2 million) and higher depreciation expense (approximately $3 million); partially offset by decreased cost of material drawn from inventory ($25 million).
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
     Including the effect of the above-mentioned recommencements, we expect our pro rata share of copper production in 2005 to be 2.2 billion pounds (2.5 billion pounds on a consolidated basis); our 2005 molybdenum production is expected to total 64 million pounds.
     Even though we continue to be optimistic about the strong copper and molybdenum markets, we will remain disciplined with our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market demand and price swings.
     At June 30, 2005, excluding the Morenci mill, we had approximately 100 million to 150 million pounds of curtailed annual copper production capacity (both our share and 100 percent basis), that could be brought to market depending on equipment availability and near-term mine plans within one to three years. This reflects a reduction from previously disclosed amounts due to Tyrone and Cobre, as these mines were impaired in the 2005 second quarter (refer to PDMC — Other Matters below for further discussion). This curtailed capacity is located at our U.S. mine sites, all with existing infrastructures. However, additional mining equipment may be required at a cost of approximately $100 million to $150 million.
     We have additional sources of copper that could be developed; however, such additional sources would require the development of greenfield projects or major brownfield expansions that would involve significantly greater capital expenditures and far longer lead-times than would be the case for facilities on care-and-maintenance status. The capital expenditures required to develop such additional production capacity include the costs of necessary infrastructure and would be substantial. In addition, significant lead-time would be required for permitting and construction.
PDMC — Other Matters
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct the first-ever, commercial-scale copper concentrate leaching and direct electrowinning facility. It will be built at the Morenci copper mine, and is expected to begin operations in 2007. The Morenci project resulted in the Company reassessing its operating capacity, flexibility, efficiencies, and costs at its Chino smelter and Miami refinery. Accordingly, the Chino smelter and Miami refinery, which have been on care-and-maintenance status since 2002, will be closed. As a result of the decision to close the Chino smelter and the Miami refinery, the Company recognized special, pre-tax impairment charges of $89.6 million and $59.1 million respectively ($68.6 million and $45.2 million, respectively, after-tax), to reduce the related carrying values of these properties to their respective salvage values. In addition, the steps taken at Morenci prompted the Company to reassess the recoverability of the long-lived assets at both our Tyrone and Cobre mines in New Mexico. This reassessment indicated that the assets were not recoverable and that asset impairment charges were required; accordingly, the Company recognized special, pre-tax impairment charges of $210.5 million ($161.2 million after-tax) at its Tyrone mine and $59.9 million ($45.9 million after-tax) at its Cobre mine. (Refer to Note 3, Special Items and Provisions, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion.)
     On July 8, 2005, the Miami smelter was shutdown to perform maintenance and repair on its furnace lining, as well as other routine maintenance. The shutdown impacted our copper production slightly and the smelter restarted on July 25, 2005.
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
     The expansion, which will be financed with a combination of Cerro Verde cash (including cash from the issuance of shares) and new project debt, permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Processing of the sulfide ore is expected to begin in late 2006 and the expanded production rate should be achieved in the first half of 2007. The current copper production at Cerro Verde is approximately 100,000 tons per year. After completion of the expansion, copper production is initially expected to approximate 300,000 tons per year (PD’s share would be approximately 160,700 tons per year).
     For the six months ended June 30, 2005, approximately $84 million has been spent on the Cerro Verde expansion.
     Sumitomo has agreed in principle to purchase a 20 percent interest in Ojos del Salado for approximately $25 million, including exploration properties and interests in the Punta del Cobre exploration district. This transaction is expected to close in the 2005 third quarter. Phelps Dodge will continue to retain a majority interest in the operation.
     On April 13, 2005, the U.S. Department of the Interior affirmed the Bureau of Land Management’s Record of Decision issued in mid-2004 supporting a land exchange with the Company. This action permits us to advance development of the proposed copper mining operation near Safford, Arizona. The proposed project includes development of the Dos Pobres and San Juan copper ore bodies, about eight miles north of Safford in southeastern Arizona.
     In July 2005, the Henderson mine and mill, the Miami mine, smelter, refinery and rod plant, the El Paso refinery and rod plant, and the Norwich rod and wire plant received the International Organization for Standardization (ISO) 14001 environmental certification. The ISO is a worldwide federation of national standards bodies. The International Environmental Management System Standard, also known as 14001, is the recognized standard for environmental management as well as a benchmark for environmental excellence.
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino, Tyrone, Cobre and Hildalgo, each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, that removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. Eliminating this requirement is expected to reduce our New Mexico financial assurance by approximately $27 million (NPV basis).
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
     Refer to Note 6, Contingencies, to our unaudited June 30, 2005, Consolidated Financial Information, for additional information on significant New Mexico Environmental and Reclamation Programs.
RESULTS OF PHELPS DODGE INDUSTRIES
     PDI, our manufacturing division, produces engineered products principally for the global energy, transportation and specialty chemicals sectors. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities. The manufacturing division includes our Specialty Chemicals segment and our Wire and Cable segment. Our Specialty Chemicals segment includes Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). Our Wire and Cable segment consists of three worldwide product line businesses including magnet wire, energy cables, and specialty conductors.
     The Company is continuing to explore strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. We are currently in discussions with certain interested parties whose primary interest is the potential purchase of Specialty Chemicals. No decision has yet been made to proceed with a sale and no assurance can be given that a transaction will be concluded. The book value of Specialty Chemicals was approximately $600 million at June 30, 2005. Whether any such transaction would result in the recognition of a gain or loss depends on the final purchase price and other terms and cannot yet be determined. Pending final approval of the Phelps Dodge board of directors, Specialty Chemicals plans to build a new carbon black manufacturing facility in Bahia, Brazil, at a greenfield location in the Camacari petrochemical complex in the northeastern area of Brazil.

(Unaudited; $ in millions)
	Second Quarter
	2005	2004
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$185.6	165.2
Wire and Cable	281.6	231.2

	$467.2	396.4

Operating income:
Specialty Chemicals	$8.9	15.9
Wire and Cable	5.3	6.3

	$14.2	22.2

(Unaudited; $ in millions)
	Six Months Ended
	June 30,
	2005	2004
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$365.6	329.1
Wire and Cable	550.0	449.8

	$915.6	778.9

Operating income:
Specialty Chemicals	$22.1	27.1
Wire and Cable	17.3	8.6

	$39.4	35.7

PDI — Sales
     PDI reported sales to unaffiliated customers of $467.2 million for the 2005 second quarter, compared with sales of $396.4 million for the 2004 second quarter. The increase of $70.8 million was due to higher Wire and Cable sales that increased $50.4 million primarily as a result of increased metal prices and increased demand for energy cables and building wire in the international and domestic markets (approximately $44 million) and favorable foreign exchange rate impacts (approximately $6 million). Additionally, Specialty Chemicals sales increased $20.4 million primarily as a result of favorable foreign exchange rate impacts (approximately $13 million) and improved pricing primarily due to the pass-through of a portion of higher feedstock oil costs to customers and negotiated price increases (approximately $12 million); partially offset by lower sales volumes (approximately $5 million) primarily in Europe.
     PDI reported sales to unaffiliated customers of $915.6 million for the first six months of 2005, compared with sales of $778.9 million in the corresponding 2004 period. The increase of $136.7 million was due to higher Wire and Cable sales that increased $100.2 million primarily as a result of increased metal prices and increased demand for energy cables and building wire in the international markets (approximately $94 million) and favorable foreign exchange rate impacts (approximately $7 million). Additionally, Specialty Chemicals sales increased $36.5 million primarily as a result of foreign exchange impacts (approximately $23 million) and improved pricing primarily due to the pass-through of a portion of higher feedstock oil costs to customers and negotiated price increases (approximately $19 million); partially offset by lower sales volumes (approximately $6 million) primarily in Europe.

PDI — Operating Income
     PDI reported operating income of $14.2 million for the 2005 second quarter, including special, net pre-tax charges of $1.9 million, compared with operating income of $22.2 million for the 2004 second quarter including special, net pre-tax charges of $2.5 million.
     PDI reported operating income of $39.4 million for the first six months of 2005, including special, net pre-tax charges of $1.5 million, compared with operating income of $35.7 million for the first six months of 2004, including special, net pre-tax charges of $4.3 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)
Note: Supplemental Data
     The following tables summarize PDI’s operating income, special items and provisions and the resultant earnings excluding these special items and provisions for the quarter and six-month periods ended June 30, 2005 and 2004:

(Unaudited; $ in millions)
	Second Quarter
	2005	2004
Operating income	$14.2	22.2
Special, pre-tax items and provisions	(1.9)	(2.5)

Segment operating income excluding special items and provisions	$16.1	24.7

(Unaudited; $ in millions)
	Six Months Ended
	June 30,
	2005	2004
Operating income	$39.4	35.7
Special, pre-tax items and provisions	(1.5)	(4.3)

Segment operating income excluding special items and provisions	$40.9	40.0

Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.
Note: Supplemental Data
     The following tables summarize PDI’s special items and provisions, all of which related to Wire and Cable, for the quarter and six-month periods ended June 30, 2005 and 2004:

(Unaudited; $ in millions)
	Second Quarter
	2005	2004
Wire and Cable restructuring programs/closures	$(1.5)	(1.9)
Asset impairment charges	(0.4)	(0.6)

	$(1.9)	(2.5)

(Unaudited; $ in millions)
	Six Months Ended
	June 30,
	2005	2004
Wire and Cable restructuring programs/closures	$(1.1)	(3.6)
Environmental provisions, net	—	(0.1)
Asset impairment charges	(0.4)	(0.6)

	$(1.5)	(4.3)

Specialty Chemicals — Operating Income
     Specialty Chemicals reported operating income of $8.9 million for the 2005 second quarter, compared with operating income of $15.9 million for the 2004 second quarter. The decrease of $7.0 million primarily was due to lower variable margins driven by higher feedstock costs (approximately $2 million) from the rise of oil prices, lower sales volumes (approximately $2 million) primarily in Europe and higher costs associated with accelerated depreciation (approximately $3 million) for 2005 operational restructuring activities in the United Kingdom.
     Specialty Chemicals reported operating income of $22.1 million for the first six months of 2005, compared with operating income of $27.1 million for the first six months of 2004. The decrease of $5.0 million primarily was due to higher costs associated with accelerated depreciation (approximately $7 million) for 2005 operational restructuring activities and lower sales volumes (approximately $3 million); partially offset by improved variable margins (approximately $6 million) reflecting higher prices, the pass-through of a portion of higher feedstock costs and stronger foreign currencies.
Wire and Cable — Operating Income
     Wire and Cable reported operating income of $5.3 million, including special, net pre-tax charges of $1.9 million for the 2005 second quarter, compared with operating income of $6.3 million, including special, net pre-tax charges of $2.5 million for the 2004 second quarter. The decrease of $1.0 million primarily was due to lower sales volumes and margins for magnet wire and specialty conductors (approximately $5 million); partially offset by improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $3 million) and lower depreciation expense (approximately $1 million).
     Wire and Cable reported operating income of $17.3 million, including special, net pre-tax charges of $1.5 million for the first six months of 2005, compared with operating income of $8.6 million, including special, net pre-tax charges of $4.3 million for the corresponding 2004 period. The increase of $8.7 million primarily was due to improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $9 million), the impact of lower special, net pre-tax charges ($2.8 million) and lower depreciation expense (approximately $2 million) primarily associated with its magnet wire restructuring plan; partially offset by lower sales volumes and margins for magnet wire and specialty conductors (approximately $4 million).

OTHER MATTERS RELATING TO THE CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
     Cost of products sold was $1,346.5 million for the 2005 second quarter, compared with $1,133.6 million for the 2004 second quarter. The increase of $212.9 million primarily was attributable to an increase in copper and molybdenum production costs (approximately $136 million - refer to PDMC’s segments on pages 36 to 41 for further discussion), higher costs of molybdenum purchased from third parties (approximately $65 million) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $41 million); partially offset by lower purchased cathode and concentrate (approximately $44 million) due to lower volumes.
     Cost of products sold was $2,669.4 million for the first six months of 2005, compared with $2,232.0 million for the corresponding 2004 period. The increase of $437.4 million primarily was attributable to an increase in copper and molybdenum production costs (approximately $275 million - refer to PDMC’s segments on pages 36 to 41 for further discussion), higher costs of molybdenum purchased from third parties (approximately $146 million) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $85 million); partially offset by lower purchased cathode and concentrate (approximately $77 million) due to lower volumes.
Selling and General Administrative Expense
     Selling and general administrative expense was $40.5 million for the 2005 second quarter, compared with $34.2 million for the 2004 second quarter. The increase of $6.3 million primarily resulted from mark-to-market adjustments of stock appreciation rights (approximately $2 million), higher employee incentive and variable compensation expense (approximately $1 million) and higher restricted stock amortization (approximately $1 million).
     Selling and general administrative expense was $87.8 million for the first six months of 2005, compared with $72.7 million for the corresponding 2004 period. The increase of $15.1 million primarily resulted from a contribution to the Phelps Dodge Foundation (approximately $6 million) to fund charitable contributions, higher employee incentive and variable compensation expense (approximately $4 million) and higher restricted stock amortization (approximately $2 million).
Exploration and Research Expense
     Net exploration and research expense was $26.7 million for the 2005 second quarter, compared with $15.5 million for the 2004 second quarter. The increase of $11.2 million resulted from higher PDMC research expense (approximately $6 million) primarily due to increased project development work by the Process Technology Center in Safford, Arizona, and higher exploration spending (approximately $5 million) primarily in central Africa and at U.S. mines.
     Net exploration and research expense was $45.5 million for the first six months of 2005, compared with $29.1 million for the corresponding 2004 period. The increase of $16.4 million resulted from higher PDMC research expense (approximately $11 million) primarily due to increased project development work by the Process Technology Center in Safford, Arizona, and higher exploration spending (approximately $5 million) primarily in central Africa and at U.S. mines.
Interest Expense
     Interest expense, net of capitalized interest, was $21.3 million for the 2005 second quarter compared with $32.1 million for the 2004 second quarter. The decrease of $10.8 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2004.
     Interest expense, net of capitalized interest, was $44.2 million for the first six months of 2005 compared with $71.0 million for the corresponding 2004 period. The decrease of $26.8 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2004.
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
Gain on Sale of Cost-Basis Investment
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, Southern Peru Copper Corporation (SPCC), Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net purchase price of $40.635 per share (based on a market purchase price of $42.00 per share less underwriting fees). This transaction resulted in a special, pre-tax gain of $438.4 million ($388.0 million after-tax). The after-tax gain increased by approximately $18 million from the amount disclosed in our June 9, 2005, Form 8-K filing primarily due to the recognition of additional capital loss carryforwards resulting from subsequent developments in the tax audits of years 2000 through 2002.

Change in Interest Gain from Cerro Verde Stock Issuance
     In the 2005 second quarter, Cerro Verde completed its general capital increase transaction, permitting Sumitomo to acquire an equity position in Cerro Verde. The transaction resulted in Sumitomo acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Buenaventura increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders who own shares publicly traded on the Lima Stock Exchange own 7.2 percent of Cerro Verde. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to Sumitomo, Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a special, pre-tax gain of $159.5 million ($172.9 million after-tax) for Phelps Dodge associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest; partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and Sumitomo. The capital increase will be used to partially finance an $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde. The cash received in this transaction from Sumitomo may only be used for the sulfide project and is reflected as restricted cash for reporting purposes. (Refer to PDMC — Other Matters on page 42 for additional discussion.)
Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net was $44.4 million for the 2005 second quarter compared with $1.3 million for the 2004 second quarter. The increase of $43.1 million resulted primarily from higher dividend income ($19.8 million), which was primarily from SPCC, higher interest income ($12.2 million), the absence of the 2004 second quarter write-down of a cost-basis investment ($6.4 million) and higher mark-to-market benefits on the Chino and Tyrone financial assurance trusts ($3.9 million).
     Miscellaneous income and expense, net was $62.5 million for the first six months of 2005 compared with $3.5 million for the corresponding 2004 period. The increase of $59.0 million resulted primarily from higher dividend income ($30.7 million), which was primarily from SPCC, higher interest income ($17.5 million) and the absence of the 2004 write-downs of cost-basis investments ($10.0 million).
Provision for Taxes on Income
     The Company’s income tax provision for the 2005 second quarter resulted from taxes on earnings at international operations ($35.4 million) including recognition of valuation allowances ($1.1 million), and taxes on earnings at U.S. operations ($39.2 million) including benefits from the release of valuation allowances ($10.6 million).
     The Company’s income tax provision for the six months ended June 30, 2005, resulted from taxes on earnings at international operations ($83.7 million) including recognition of valuation allowances ($1.5 million), and taxes on earnings at U.S. operations ($122.1 million) including benefits from the release of valuation allowances ($31.9 million).
     The release in our domestic valuation allowances for the quarter and six months ended June 30, 2005, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss (NOL) carryforwards.
     The Company’s income tax provision for the 2004 second quarter resulted from (i) taxes on earnings at international operations ($18.9 million) including benefits from the release of valuation allowances ($21.3 million), (ii) taxes on earnings at U.S. operations ($12.8 million) including benefits from the release of valuation allowances ($41.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million).
     The Company’s income tax provision for the six months ended June 30, 2004, resulted from (i) taxes on earnings at international operations ($55.8 million) including benefits from the release of valuation allowances ($45.8 million), (ii) taxes on earnings at U.S. operations ($12.9 million) including benefits from the release of valuation allowances ($66.2 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million). The release of both the domestic and international valuation allowances reflects NOLs and other tax credits that were expected to be utilized.
     (Refer to Note 8, Provision for Taxes on Income, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion of the Company’s effective income tax rate.)
CHANGES IN FINANCIAL CONDITION
Working Capital
     During the first six months of 2005, net working capital balances (excluding cash and cash equivalents and debt) decreased $66.7 million. This decrease resulted primarily from:
•	a $283.7 million increase in accounts payable and accrued expenses mostly due to the reclassification of pension accruals associated with current year funding of our U.S. qualified defined benefit pension plans (approximately $155 million), higher mark-to-market adjustments on copper collars (approximately $78 million), net increases in asset retirement obligation costs (approximately $46 million) primarily resulting from reclassification of the current portion and higher cathode and concentrate purchases (approximately $28 million); partially offset by net reductions in employee incentive and variable compensation plans (approximately $31 million) primarily due to current year payments;

•	a $61.0 million increase in accrued income taxes primarily due to higher foreign, federal and state income tax provisions (approximately $260 million); partially offset by payments, net of refunds (approximately $163 million) and a tax benefit associated with stock options (approximately $28 million); and

•	a $36.3 million increase in dividends payable associated with common stock dividends; partially offset by

•	a $221.3 million increase in accounts receivable primarily due to higher copper prices and sales volumes (approximately $95 million), repayment of securitization program (approximately $85 million), higher molybdenum prices (approximately $54 million) and a receivable due for the settlement of legal matters (approximately $10 million); partially offset by decreases associated with the impact of forward prices on provisionally priced copper sales (approximately $28 million);

•	a $38.7 million increase in inventories primarily due to higher purchases at Wire and Cable in anticipation of increased sales volumes (approximately $31 million);

•	a $27.8 million increase in prepaid expenses and other current assets primarily due to the timing of major activities associated with the Cerro Verde sulfide project (approximately $19 million) and timing of payments for insurance (approximately $9 million);

•	a $13.5 million increase in supplies due to a build-up primarily associated with anticipated market shortages for certain supplies and parts and production increases (approximately $8 million), and higher prices for acid (approximately $3 million); and

•	an $11.1 million increase in current deferred tax assets primarily due to reclassification from non-current deferred income taxes.
Cash and Cash Equivalents
     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At June 30, 2005, international operations held approximately $992.4 million, including $168.3 million of restricted cash, of the Company’s $2,763.9 million of total cash. Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.
Capital Expenditures and Investments
     Capital expenditures and investments in subsidiaries for the six months ended June 30, 2005, totaled $179.6 million including $157.0 million for PDMC, $17.6 million for PDI and $5.0 million for other corporate-related activities. Capital expenditures and investments in subsidiaries for the corresponding 2004 period totaled $96.6 million including $66.5 million for PDMC, $19.7 million for PDI and $10.4 million for other corporate-related activities. Capital expenditures and investments in subsidiaries for the year 2005 are expected to be approximately $750 million to $850 million including approximately $730 million for PDMC, approximately $70 million for PDI, and approximately $10 million for other corporate-related activities. The increase from the $317.3 million for 2004 is primarily due to the $350 million Cerro Verde expects to spend on its expansion project in 2005, approximately $25 million for our share of the construction costs for the Luna power plant, and $10 million for expansion of our magnet wire plant in China. These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. The 2005 capital expenditures for the Cerro Verde expansion project will be funded by the cash proceeds received from its equity partners, with the remainder of the project expenditures expected to be funded by Cerro Verde cash reserves, project financing and operating cash flows.
Debt
     At June 30, 2005, our total debt was $1,044.2 million, compared with $1,046.8 million at March 31, 2005, and $1,096.9 million at December 31, 2004. The $52.7 million decrease in total debt from December 31, 2004, primarily was due to a net decrease in short-term borrowings (approximately $49 million) primarily associated with current year payments made at El Abra. Our ratio of debt to total capitalization was 14.3 percent at June 30, 2005, compared with 16.4 percent at March 31, 2005, and 18.3 percent at December 31, 2004.
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. (Refer to Note 11, Debt and other Financing, to our unaudited June 30, 2005, Consolidated Financial Information, for additional discussion of the credit facility.)
     At June 30, 2005, there was approximately $74 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at June 30, 2005, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     On July 19, 2005, the Company purchased approximately $280 million (book value) of long-term debt resulting from the completion of tender offers for our 8.75 percent notes due in 2011 (representing approximately 72 percent of the outstanding notes). The cash payment including expenses was approximately $332 million, and will result in an estimated pre-tax charge of approximately $54 million in the 2005 third quarter. This reduces our ratio of debt to total capitalization to approximately 11 percent. This action further enhances the Company’s near- and mid-term financial flexibility.
Dividends
     For the first six months of 2005, Phelps Dodge paid regular quarterly dividends of 50 cents per common share amounting to $48.3 million. On June 2, 2005, Phelps Dodge increased the quarterly stock dividend from 25 cents per common share to 37.5 cents per common share. The common stock dividend for the 2005 third quarter will be paid on September 2, 2005, to common shareholders of record at the close of business on August 12, 2005.
     For the first six months of 2005, Phelps Dodge paid regular quarterly dividends of $3.375 per mandatory convertible preferred share amounting to $6.8 million. On June 2, 2005, Phelps Dodge declared a quarterly dividend of $1.6875 per mandatory convertible preferred share to be paid on August 15, 2005, to preferred shareholders of record at the close of business on July 1, 2005.

Contractual Obligations
     The following table summarizes Phelps Dodge’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The following table, as of June 30, 2005, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2004:

(Unaudited; $ in millions)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short-term debt	$30.3	30.3	—	—	—
Long-term debt	1,013.9	43.6	99.1	24.6	846.6
Scheduled interest payment obligations*	1,151.2	75.9	151.5	139.7	784.1
Asset retirement obligations**	176.1	53.1	75.1	28.8	19.1
Take-or-pay contracts	627.6	297.9	200.1	51.1	78.5

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at June 30, 2005, for variable rate debt.

**	Asset retirement obligations only included our estimated contractual cash payments associated with accelerating reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of June 30, 2005. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. Additionally, we have excluded payments for reclamation activities that are expected to occur after five years that are either not estimable and/or for which the timing is not determinable because the majority of these cash flows are expected to occur over an extended period of time commencing near the end of the mine life.
     Our take-or-pay contracts primarily include contracts for electricity (approximately $139.8 million), contracts for petroleum-based feedstock for conversion into carbon black (approximately $176.2 million), transportation and port fee commitments (approximately $80.5 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso refinery (approximately $62.3 million), contracts for natural gas (approximately $23.2 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra (approximately $16.1 million), oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $9.4 million) and contracts for other supplies and services (approximately $120.1 million) of which approximately $103 million was associated with the expansion of the Cerro Verde mine. Approximately 59 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total approximately $62.7 million primarily for Candelaria contracted ocean freight rates and El Abra sulfuric acid freight arrangements. Our carbon black facility in the United Kingdom has port fee commitments of approximately $11.8 million over approximately 43 years. Our copper mine in Peru has port fee commitments of approximately $6 million over approximately 21 years.
Guarantees
     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge Corporation as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 19, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion regarding our financial guarantee and indemnity obligations. As of June 30, 2005, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in connection with our guarantees that existed as of December 31, 2004. Additionally, there were no guarantees issued in the 2005 second quarter that had a material impact on our consolidated financial statements.
Other Items that May Affect Liquidity
     On May 27, 2005, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 300 million shares. This increase provides additional flexibility for the Company to pursue various corporate objectives.
     On July 13, 2005, the Company made a cash contribution of $250 million to the master trust that funds our U.S. qualified defined benefit pension plans. This action has funded virtually the entire projected benefit obligation for those plans as reported at December 31, 2004.
     The Company filed a $1 billion shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective May 10, 2005, to combine the $400 million shelf registration filed April 15, 2005, and $600 million outstanding under a shelf registration statement that was declared effective on July 15, 2003. The shelf registration provides flexibility to efficiently access capital markets should financial circumstances warrant.
     On March 24, 2005, Moody’s Investors Service upgraded Phelps Dodge’s senior unsecured ratings to Baa2 (stable outlook) from Baa3 (stable outlook).
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
     For New Mexico, financial assurance may be provided in several forms, including third-party performance guarantees, collateral bonds, surety bonds, letters of credit and trust funds. Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for a portion of the financial assurance required for Chino, Tyrone and Cobre. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If the Company’s bond rating falls below investment grade, unless a different financial soundness test is met, the New Mexico mining operations that have a performance guarantee for a portion of their financial assurance would be required to supply financial assurance in another form.
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
     On June 16, 2005, the Chilean government published legislation establishing a progressive tax rate on the operational margin generated on mining activities in Chile (5 percent for companies, including our subsidiaries in Chile, whose annual sales exceed 50,000 metric tons of copper). This law is effective January 1, 2006. The impact of this law on the Company’s Chilean subsidiaries has not yet been determined and is pending issuance of regulations by the Chilean IRS, which is expected in late 2005.
     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. If payable by Cerro Verde, the royalty would be assessed at a graduated rate of up to 3 percent on the value of Cerro Verde’s sales, net of certain related expenses. It is not clear what, if any, effect the new royalty law will have on operations at Cerro Verde.
     In late July 2005, the Council of Ministers of the Democratic Republic of the Congo approved the principal commercial terms under which the Tenke Fungerume copper/cobalt mining project will be developed. These terms are to be incorporated into amended project documents, which will allow the project to advance into the development stage. Phelps Dodge has an option which, under the approved terms, will allow it to acquire an effective 57.75 percent interest in the project.
     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). We currently are considering the impact of the Act on our practice of reinvesting the earnings of our foreign subsidiaries. The Act provides an effective U.S. federal tax rate of 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the amount provided for dividends received in 2005 from Cerro Verde, we do not have enough information to determine whether and to what extent we might repatriate foreign earnings or the related income tax effect of such repatriation. We expect to finalize our assessment by the end of the 2005 third quarter at which time any tax impact would be recognized.
     On August 15, 2005, each share of Mandatory Convertible Preferred Stock will automatically convert, subject to certain adjustments, into between 2.083 and 2.5 shares of Common Stock depending on the then-current market price of our Common Stock based on the average closing price of the 20-day period preceding the conversion date.
Diesel Fuel and Natural Gas Price Protection Programs
     We purchase significant quantities of diesel fuel and natural gas to operate our facilities as inputs to the manufacturing process, electricity generation and copper refining.
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
     Our diesel fuel price protection program began in North America in 2000 and expanded to our Chilean mining operations in 2003. At

June 30, 2005, we had outstanding diesel fuel option contracts in place to hedge approximately 15 million gallons of diesel fuel through September 2005. As of June 30, 2004, our diesel fuel price protection program had 28 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying diesel fuel purchases.
     As of June 30, 2005, our natural gas price protection program, which started in 2001, had outstanding natural gas option contracts in place to hedge approximately 1.8 million decatherms of natural gas through September 2005. As of June 30, 2004, our natural gas price protection program had outstanding natural gas option contracts in place to hedge approximately 3.8 million decatherms of natural gas. Gains on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying purchases.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in the Company’s market risk during the first six months of 2005. For additional information on market risk, refer to pages 41 through 43 and 78 through 83 of our report on Form 10-K for the year ended December 31, 2004.
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
Changes in Internal Control Over Financial Reporting
     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the first six months of 2005.
Part II. Other Information
Item 1. Legal Proceedings
     I. By letter dated June 21, 2005, the Arizona Department of Environmental Quality (ADEQ) sent a Notice of Violation (NOV) to the Company regarding exceedances of limits for copper and total suspended solids from the permitted surface water discharge at the Christmas, Arizona, facility (a closed mining facility). The Company is in the process of preparing a response to the NOV.
     II. Reference is made to paragraph II of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended March 31, 2005.
     On June 15, 2005, the New Mexico Court of Appeals issued a decision that overturns WQCC’s dismissal of a third party’s appeal of Chino’s closure permit. Chino is evaluating its options to respond to this decision. Under the decision, Chino’s closure permit would be remanded to the WQCC for a hearing.
     III. Reference is made to paragraph XII of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.
     The stay of the consolidated litigation among the United States, Western Nuclear, Inc. and other potentially responsible parties concerning the White King / Lucky Lass Uranium Mines has been extended until September 19, 2005.
     IV. Reference is made to paragraph I of Part II, Item I, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended March 31, 2005.
     Phelps Dodge Miami, Inc. (PDMI) and the other members of the Pinal Creek Group (PCG) settled their contribution claims against one defendant in April 2005. In June 2005, the Court issued orders canceling the Phase I trial and rendering the settlement effective. The Phase II trial, which will allocate liability, has not been scheduled.
     V. Reference is made to paragraph VIII of Part 1, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.
     On June 28, 2005, Columbian filed a Completion Report Certification with the EPA advising that the Supplement Environmental Project has been completed.
     VI. Reference is made to paragraph X of Part 1, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.
     Columbian Chemicals Company has been informed by both the European Commission and the U.S. Department of Justice that they have closed their investigations regarding alleged price fixing in the carbon black industry.
     VII. Reference is made to paragraph XI of Part 1, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.
     In the North Carolina class action, the court granted the defendants’ motion to dismiss and the plaintiff dropped his appeal of the decision, so that case has been dismissed. A decision denying the defendants’ motion to dismiss the New Jersey action was reversed on appeal and that action has been dismissed, but the time for the plaintiff to appeal that decision has not expired. One action in Tennessee was voluntarily dismissed, and the court granted in part and denied in part a motion to dismiss a second action. Motions to dismiss are pending in the Florida, Kansas and South Dakota cases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(e) Issuer Purchases of Equity Securities
     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended June 30, 2005:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
April 1-30, 2005	13,067	$87.96	—	—
May 1-31, 2005	1,031	86.50	—	—
June 1-30, 2005	287	90.29	—	—

Total	14,385	$87.91	—	—

*	The shares shown have been repurchased under the Company’s applicable restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, certain employees may elect to satisfy their tax obligations on restricted stock awards by having the Company withhold a portion of their shares of restricted stock. Additionally, the Company repurchases shares in the SSP as a result of changes in investment elections by plan participants.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting was held on May 27, 2005. A total of 84,094,140 common shares, or approximately 87 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld
Election of Directors:

Archie W. Dunham	79,060,094	5,034,046
William A. Franke	78,328,887	5,765,253
Robert D. Johnson	79,066,069	5,028,071
J. Steven Whisler	81,906,030	2,188,110

	For	Against	Abstain
Shareholder Proposals:
Approval of the Phelps Dodge Corporation 2006 Executive Performance Incentive Plan	58,270,166	15,503,232	565,927
Authorization to increase the authorized number of common shares	80,691,164	2,836,250	566,726
Ratification of the appointment of independent registered public accountants	82,434,838	1,149,838	509,936
     There were 9,754,815 broker non-votes included in the results of the proposal to approve the Phelps Dodge Corporation 2006 Executive Performance Incentive Plan. There were no broker non-votes included in the results of the election of directors, the proposal for authorization to increase the authorized number of common shares, or the proposal to ratify the appointment of the Company’s independent registered public accountants.
     The proposed date for the 2006 annual meeting of shareholders is May 26, 2006.
Item 6. Exhibits
     Exhibits required to be filed by the Company are listed in the Index to Exhibits.
     Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: July 28, 2005	By:	/s/ Denise R. Danner

Denise R. Danner
Vice President and Controller
(Principal Accounting Officer)
Index to Exhibits
3.1	Amendment to Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Appendix B of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

3.2	Complete composite copy of the Certificate of Incorporation of the Company as amended to date (filed herewith).

10.1	Underwriting Agreement, dated June 9, 2005, between Southern Peru Copper Corporation, Cerro Trading Company, Inc., SPC Inventors, L.L.C., Phelps Dodge Overseas Capital Corporation, Climax Molybdenum B.V., Citigroup Global Markets Inc. and UBS Securities L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 15, 2005 (SEC File No. 1-82)).

10.2	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands B.V., a Dutch corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2005 (SEC File No. 1-82)).

10.3	Phelps Dodge Corporation 2006 Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.