Form 10-Q
period 2005-09-30
PHELPS DODGE CORP
filed 2005-10-27
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-82
PHELPS DODGE CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York (State of Incorporation)	13-1808503 (I.R.S. Employer Identification No.)
One North Central Avenue, Phoenix, AZ 85004
(Address of principal executive offices)(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
Number of Common Shares outstanding at October 24, 2005: 101,550,235 shares.

- i -
PHELPS DODGE CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information
Item 1. Financial Statements
PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; in millions except per share data)

			Nine Months Ended
	Third Quarter		September 30,
	2005	2004	2005	2004
Sales and other operating revenues	$2,359.8	1,846.5	6,577.9	5,094.4

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,550.6	1,246.5	4,220.0	3,478.5
Depreciation, depletion and amortization	120.9	125.9	377.3	375.2
Selling and general administrative expense	48.3	42.0	136.1	114.7
Exploration and research expense	27.1	15.8	72.6	44.9
Special items and provisions, net (see Note 3)	45.0	11.1	481.3	6.4

	1,791.9	1,441.3	5,287.3	4,019.7

Operating income	567.9	405.2	1,290.6	1,074.7
Interest expense	(19.0)	(29.2)	(66.1)	(100.5)
Capitalized interest	7.0	0.3	9.9	0.6
Early debt extinguishment costs	(54.0)	—	(54.0)	(37.6)
Gain on sale of cost-basis investment (see Note 3)	—	—	438.4	—
Change in interest gain from Cerro Verde stock issuance (see Note 3)	—	—	159.5	—
Miscellaneous income and expense, net	24.2	21.6	86.7	25.1

Income before taxes, minority interests in consolidated subsidiaries and equity in net earnings (losses) of affiliated companies	526.1	397.9	1,865.0	962.3
Provision for taxes on income (see Note 8)	(108.6)	(62.2)	(314.4)	(109.1)
Minority interests in consolidated subsidiaries	(51.9)	(43.4)	(117.4)	(149.0)
Equity in net earnings (losses) of affiliated companies	0.5	0.6	1.9	1.0

Net income	366.1	292.9	1,435.1	705.2
Preferred stock dividends	—	(3.3)	(6.8)	(10.1)

Net income applicable to common shares	$366.1	289.6	1,428.3	695.1

Weighted average number of common shares outstanding — basic	98.6	93.8	96.8	92.8

Basic earnings per common share	$3.71	3.09	14.75	7.49

Weighted average number of common shares outstanding — diluted	101.4	99.4	101.1	98.6

Diluted earnings per common share	$3.61	2.95	14.19	7.15
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,416.2	1,200.1
Restricted cash	89.1	—
Accounts receivable, less allowance for doubtful accounts (2005 — $15.7; 2004 — $17.4)	1,085.6	761.5
Mill and leach stockpiles	25.6	26.2
Inventories	461.9	392.1
Supplies	212.2	192.7
Prepaid expenses and other current assets	109.5	46.0
Deferred income taxes	79.2	43.1

Current assets	4,479.3	2,661.7
Investments and long-term receivables	129.3	120.7
Property, plant and equipment, net	5,019.7	5,318.9
Long-term mill and leach stockpiles	140.9	131.0
Deferred income taxes	45.3	61.8
Goodwill	115.0	103.5
Intangible assets, net	7.6	5.3
Other assets and deferred charges	304.9	191.2

	$10,242.0	8,594.1

Liabilities
Current liabilities:
Short-term debt	$31.1	78.8
Current portion of long-term debt	43.0	45.9
Accounts payable and accrued expenses	1,292.1	972.1
Dividends payable	—	3.4
Accrued income taxes	29.3	67.8

Current liabilities	1,395.5	1,168.0
Long-term debt	656.6	972.2
Deferred income taxes	469.8	448.4
Other liabilities and deferred credits	998.8	1,107.3

	3,520.7	3,695.9

Commitments and contingencies (see Notes 5, 6 and 8)

Minority interests in consolidated subsidiaries	897.0	555.1

Shareholders’ equity
Common shares, par value $6.25; 300.0 shares authorized; 101.5 outstanding (2004 — 95.9) after deducting 8.5 shares (2004 — 9.9) held in treasury, at cost	634.4	599.5
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2004	—	2.0
Capital in excess of par value	1,985.9	1,906.4
Retained earnings	3,583.4	2,239.9
Accumulated other comprehensive loss	(343.2)	(384.2)
Other	(36.2)	(20.5)

	5,824.3	4,343.1

	$10,242.0	8,594.1

See Notes to Consolidated Financial Information

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$1,435.1	705.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	377.3	375.2
Deferred income tax provision (benefit)	(3.9)	6.5
Equity in net earnings (losses) of affiliated companies, net of dividends received	0.3	2.2
Gain on sale of cost-basis investment	(438.4)	—
Change in interest gain from Cerro Verde stock issuance	(159.5)	—
Special items and provisions	481.3	7.8
Early debt extinguishment costs	54.0	37.6
Minority interests in consolidated subsidiaries	117.4	149.0
Changes in current assets and liabilities:
Accounts receivable	(240.1)	(257.9)
Repayment of securitized accounts receivable	(85.0)	—
Mill and leach stockpiles	0.5	4.8
Inventories	(69.4)	(10.4)
Supplies	(26.1)	(11.8)
Prepaid expenses and other current assets	(54.6)	(20.6)
Interest payable	4.6	16.4
Other accounts payable	71.3	134.3
Accrued income taxes	(18.4)	5.0
Other accrued expenses	164.1	(8.0)
Pension plan contributions	(250.0)	(85.4)
Other operating, net	(61.4)	54.0

Net cash provided by operating activities	1,299.1	1,103.9

Investing activities
Capital outlays	(392.5)	(160.0)
Capitalized interest	(9.9)	(0.6)
Investments in subsidiaries and other, net of cash received and acquired	(11.2)	(0.2)
Proceeds from asset dispositions	6.2	18.9
Proceeds from sale of cost-basis investment	451.6	—
Restricted cash	(89.1)	—
Other investing, net	(2.3)	(0.6)

Net cash used in investing activities	(47.2)	(142.5)

Financing activities
Proceeds from issuance of debt	—	150.0
Payment of debt	(362.5)	(718.1)
Common dividends	(84.8)	(23.6)
Preferred dividends	(10.1)	(10.1)
Issuance of shares, net	52.4	254.0
Debt issue costs	(5.8)	(7.3)
Proceeds from issuance of Cerro Verde stock	441.8	—
Other financing, net	(84.2)	(57.4)

Net cash used in financing activities	(53.2)	(412.5)

Effect of exchange rate impact on cash and cash equivalents	17.4	8.2

Increase in cash and cash equivalents	1,216.1	557.1
Increase at beginning of 2004 from consolidating El Abra and Candelaria	—	28.3
Cash and cash equivalents at beginning of period	1,200.1	683.8

Cash and cash equivalents at end of period	$2,416.2	1,269.2

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at December 31, 2004	95.9	$599.5	2.0	$2.0	$1,906.4	$2,239.9	$(384.2)	$(20.5)	$4,343.1
Stock options exercised	1.2	7.6			83.7				91.3
Restricted shares issued/cancelled, net	0.2	1.5			23.2			(15.7)	9.0
Common shares purchased	—	(0.2)			(3.4)				(3.6)
Preferred shares conversions	4.2	26.0	(2.0)	(2.0)	(24.0)				—
Dividends on preferred shares						(6.8)			(6.8)
Dividends on common shares						(84.8)			(84.8)
Comprehensive income (loss):
Net income						1,435.1			1,435.1
Other comprehensive income, net of tax:
Translation adjustment							11.0		11.0
Net gain on derivative instruments							1.8		1.8
Other investment adjustments							0.5		0.5
Unrealized gains on securities							15.9		15.9
Minimum pension liability							11.8		11.8

Other comprehensive income							41.0		41.0

Comprehensive income									1,476.1

Balance at September 30, 2005	101.5	$634.4	$—	$—	$1,985.9	$3,583.4	$(343.2)	$(36.2)	$5,824.3

*	As of September 30, 2005, this balance comprised $(217.8) million of cumulative minimum pension liability adjustments, $(160.8) million of cumulative translation adjustments and $(0.2) million of cumulative other investment adjustments; partially offset by $32.7 million of cumulative unrealized gains on securities and $2.9 million of cumulative unrealized gains on derivative instruments.
See Notes to Consolidated Financial Information.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines						South American Mines
							Candelaria/
				Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Salado	Verde	El Abra	Molybdenum
Third Quarter 2005
Sales and other operating revenues:
Unaffiliated customers	$—	—	6.9	—	8.2	—	133.6	14.2	78.1	468.0
Intersegment	283.0	180.1	223.4	10.4	79.1	31.8	59.5	80.1	80.8	—
Depreciation, depletion and amortization	15.7	7.6	3.5	1.1	5.1	0.2	9.6	7.0	28.6	9.7
Operating income (loss) before special items and provisions	128.2	112.4	153.9	1.5	18.6	3.0	73.1	55.8	52.6	71.9
Special items and provisions, net	0.4	—	(8.6)	(0.1)	—	—	—	—	—	—
Operating income (loss)	128.6	112.4	145.3	1.4	18.6	3.0	73.1	55.8	52.6	71.9
Interest income	0.1	—	—	—	0.6	—	2.6	2.6	0.8	0.2
Interest expense, net	—	—	—	—	—	—	0.1	4.9	(0.5)	—
Provision for taxes on income	—	—	—	—	—	—	(13.0)	(15.7)	(18.0)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(9.5)	(23.8)	(16.6)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.2)	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	0.7	—	—	0.3	—	—	—
Assets at September 30	918.3	446.0	328.5	97.4	429.8	73.2	1,041.4	913.8	1,003.2	934.9
Expenditures for segment assets	16.1	10.6	5.0	0.1	2.9	2.7	4.6	106.7	6.4	18.1

Third Quarter 2004*
Sales and other operating revenues:
Unaffiliated customers	$—	—	5.7	—	0.1	—	130.4	31.8	88.6	267.1
Intersegment	238.5	123.6	146.4	9.7	75.5	29.2	41.8	35.2	58.0	—
Depreciation, depletion and amortization	19.5	6.7	3.5	1.4	4.6	3.0	12.3	8.1	29.4	7.7
Operating income (loss) before special items and provisions	100.5	57.6	82.0	(0.7)	16.9	8.7	77.2	32.5	63.3	17.3
Special items and provisions, net	(0.1)	—	—	(0.1)	(0.2)	(1.5)	—	—	—	—
Operating income (loss)	100.4	57.6	82.0	(0.8)	16.7	7.2	77.2	32.5	63.3	17.3
Interest income	—	—	—	—	0.3	—	0.1	0.4	0.3	0.1
Interest expense, net	—	—	—	—	—	—	—	(0.2)	(4.4)	—
Provision for taxes on income	—	—	—	—	—	—	(11.8)	(11.8)	(6.6)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(12.4)	(3.9)	(25.6)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	1.0	—	—	0.3	—	—	—
Assets at September 30	944.0	435.2	307.3	104.8	431.1	176.4	807.6	524.0	1,143.4	826.3
Expenditures for segment assets	7.5	6.0	8.8	0.8	2.4	4.5	3.0	2.2	3.1	3.8

					PDMC					Corporate,
	Manufac-		PDMC		Elimi-	PDMC	Specialty	Wire &	PDI	Other &
	turing	Sales	Segments	Other	nations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Totals
Third Quarter 2005
Sales and other operating revenues:
Unaffiliated customers	$894.2	249.2	1,852.4	7.3	—	1,859.7	180.8	319.3	500.1	—	2,359.8
Intersegment	30.6	77.3	1,136.1	20.3	(1,077.3)	79.1	—	0.3	0.3	(79.4)	—
Depreciation, depletion and amortization	11.2	—	99.3	1.5	—	100.8	11.4	7.0	18.4	1.7	120.9
Operating income (loss) before special items and provisions	0.2	2.3	673.5	(46.6)	—	626.9	7.6	11.2	18.8	(32.8)	612.9
Special items and provisions, net	0.1	—	(8.2)	(0.3)	—	(8.5)	—	(1.8)	(1.8)	(34.7)	(45.0)
Operating income (loss)	0.3	2.3	665.3	(46.9)	—	618.4	7.6	9.4	17.0	(67.5)	567.9
Interest income	—	0.1	7.0	0.7	(0.7)	7.0	4.4	0.5	4.9	11.7	23.6
Interest expense, net	(0.8)	(0.2)	3.5	0.2	0.7	4.4	(3.2)	(1.9)	(5.1)	(11.3)	(12.0)
Provision for taxes on income	—	—	(46.7)	—	—	(46.7)	—	—	—	(61.9)	(108.6)
Minority interests in consolidated subsidiaries	—	—	(49.9)	0.1	—	(49.8)	(0.3)	(1.8)	(2.1)	—	(51.9)
Equity in net earnings (losses) of affiliated companies	—	—	(0.2)	—	—	(0.2)	—	0.2	0.2	0.5	0.5
Equity basis investments at September 30	—	—	1.2	0.2	—	1.4	—	6.4	6.4	23.8	31.6
Assets at September 30	330.6	36.7	6,553.8	1,366.1	(1,456.9)	6,463.0	828.5	686.9	1,515.4	2,263.6	10,242.0
Expenditures for segment assets	5.0	—	178.2	24.4	(0.5)	202.1	12.3	4.7	17.0	5.0	224.1

Third Quarter 2004*
Sales and other operating revenues:
Unaffiliated customers	$657.5	233.0	1,414.2	6.1	—	1,420.3	171.1	255.1	426.2	—	1,846.5
Intersegment	50.2	52.5	860.6	18.5	(824.6)	54.5	—	0.3	0.3	(54.8)	—
Depreciation, depletion and amortization	6.0	—	102.2	1.1	—	103.3	12.1	8.9	21.0	1.6	125.9
Operating income (loss) before special items and provisions	8.6	1.6	465.5	(34.2)	—	431.3	5.1	10.7	15.8	(30.8)	416.3
Special items and provisions, net	(3.1)	—	(5.0)	(2.9)	—	(7.9)	—	(3.3)	(3.3)	0.1	(11.1)
Operating income (loss)	5.5	1.6	460.5	(37.1)	—	423.4	5.1	7.4	12.5	(30.7)	405.2
Interest income	—	—	1.2	1.1	(1.0)	1.3	2.5	0.2	2.7	1.5	5.5
Interest expense, net	(1.0)	—	(5.6)	—	1.0	(4.6)	(3.8)	(1.5)	(5.3)	(19.0)	(28.9)
Provision for taxes on income	—	—	(30.2)	—	—	(30.2)	—	—	—	(32.0)	(62.2)
Minority interests in consolidated subsidiaries	—	—	(41.9)	—	—	(41.9)	—	(1.5)	(1.5)	—	(43.4)
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—	0.6	0.6
Equity basis investments at September 30	—	—	1.5	—	—	1.5	—	5.5	5.5	24.1	31.1
Assets at September 30	473.5	12.4	6,186.0	1,288.5	(1,381.1)	6,093.4	789.8	593.8	1,383.6	1,064.9	8,541.9
Expenditures for segment assets	2.0	0.1	44.2	5.1	(0.3)	49.0	8.9	5.2	14.1	0.5	63.6

*	In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based on our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas, in 2004 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2004 has been revised to conform with the 2005 presentation.

FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines						South American Mines
							Candelaria/
				Miami/	Chino/		Ojos del	Cerro		Primary
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Salado	Verde	El Abra	Molybdenum
Nine Months Ended September 30, 2005
Sales and other operating revenues:
Unaffiliated customers	$—	—	12.2	—	14.0	—	356.0	47.5	238.5	1,470.9
Intersegment	773.3	526.8	635.3	30.5	243.6	94.6	155.1	196.2	233.8	—
Depreciation, depletion and amortization	46.9	23.3	11.2	3.3	15.5	7.2	28.8	20.2	90.1	31.6
Operating income (loss) before special items and provisions	328.9	313.3	424.0	4.7	49.2	7.5	213.1	131.4	160.9	257.4
Special items and provisions, net	(0.2)	—	(8.6)	(0.1)	(64.5)	(215.7)	—	—	—	—
Operating income (loss)	328.7	313.3	415.4	4.6	(15.3)	(208.2)	213.1	131.4	160.9	257.4
Interest income	0.1	—	—	—	1.6	—	4.8	4.9	1.2	0.4
Interest expense, net	—	—	—	—	—	—	0.2	6.6	(5.0)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	—	87.2
Change in interest gain from Cerro Verde stock issuance	—	—	—	—	—	—	—	159.5	—	—
Provision for taxes on income	—	—	—	—	—	—	(42.1)	(11.5)	(56.4)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(25.9)	(38.8)	(48.3)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.4)	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	0.7	—	—	0.3	—	—	—
Assets at September 30	918.3	446.0	328.5	97.4	429.8	73.2	1,041.4	913.8	1,003.2	934.9
Expenditures for segment assets	23.0	21.9	11.6	0.1	11.9	4.5	12.5	178.1	15.8	25.1

Nine Months Ended September 30, 2004*
Sales and other operating revenues:
Unaffiliated customers	$—	—	5.7	—	0.3	—	312.0	76.4	284.9	642.2
Intersegment	669.0	276.3	366.0	21.1	158.1	82.2	158.6	120.3	198.3	—
Depreciation, depletion and amortization	56.8	18.0	9.4	3.8	9.9	9.0	37.7	24.4	91.9	22.9
Operating income (loss) before special items and provisions	265.3	103.8	182.1	(4.5)	42.3	19.5	195.3	95.4	202.5	62.4
Special items and provisions, net	(0.5)	—	—	(0.1)	(0.6)	(3.3)	—	—	—	0.3
Operating income (loss)	264.8	103.8	182.1	(4.6)	41.7	16.2	195.3	95.4	202.5	62.7
Interest income	—	—	—	—	0.8	—	0.8	0.6	0.5	0.2
Interest expense, net	—	—	—	—	—	—	(6.3)	(2.0)	(13.2)	—
Provision for taxes on income	—	—	—	—	—	—	(34.8)	(34.4)	25.1	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(28.6)	(11.8)	(105.2)	—
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	—	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	1.0	—	—	0.3	—	—	—
Assets at September 30	944.0	435.2	307.3	104.8	431.1	176.4	807.6	524.0	1,143.4	826.3
Expenditures for segment assets	14.5	10.7	16.0	1.0	8.5	6.7	13.3	4.0	5.7	9.9

					PDMC					Corporate,
	Manufac-		PDMC		Elimi-	PDMC	Specialty	Wire &	PDI	Other &
	turing	Sales	Segments	Other	nations	Subtotal	Chemicals	Cable	Subtotal	Eliminations	Totals
Nine Months Ended September 30, 2005
Sales and other operating revenues:
Unaffiliated customers	$2,316.6	687.5	5,143.2	19.0	—	5,162.2	546.4	869.3	1,415.7	—	6,577.9
Intersegment	136.4	195.9	3,221.5	60.3	(3,080.9)	200.9	—	0.7	0.7	(201.6)	—
Depreciation, depletion and amortization	23.7	—	301.8	4.3	—	306.1	43.4	22.7	66.1	5.1	377.3
Operating income (loss) before special items and provisions	11.2	1.8	1,903.4	(100.5)	—	1,802.9	29.7	30.0	59.7	(90.7)	1,771.9
Special items and provisions, net	(148.6)	—	(437.7)	8.3	—	(429.4)	—	(3.3)	(3.3)	(48.6)	(481.3)
Operating income (loss)	(137.4)	1.8	1,465.7	(92.2)	—	1,373.5	29.7	26.7	56.4	(139.3)	1,290.6
Interest income	—	0.1	13.1	2.7	(2.3)	13.5	12.0	1.2	13.2	22.4	49.1
Interest expense, net	(2.3)	(0.7)	(1.2)	0.1	2.3	1.2	(9.9)	(5.8)	(15.7)	(41.7)	(56.2)
Gain on sale of cost-basis investment	—	—	87.2	351.2	—	438.4	—	—	—	—	438.4
Change in interest gain from Cerro Verde stock issuance	—	—	159.5	—	—	159.5	—	—	—	—	159.5
Provision for taxes on income	—	—	(110.0)	—	—	(110.0)	—	—	—	(204.4)	(314.4)
Minority interests in consolidated subsidiaries	—	—	(113.0)	0.1	—	(112.9)	(0.9)	(3.6)	(4.5)	—	(117.4)
Equity in net earnings (losses) of affiliated companies	—	—	(0.4)	(0.3)	—	(0.7)	—	1.0	1.0	1.6	1.9
Equity basis investments at September 30	—	—	1.2	0.2	—	1.4	—	6.4	6.4	23.8	31.6
Assets at September 30	330.6	36.7	6,553.8	1,366.1	(1,456.9)	6,463.0	828.5	686.9	1,515.4	2,263.6	10,242.0
Expenditures for segment assets	14.4	—	318.9	67.3	(27.1)	359.1	22.6	12.0	34.6	10.0	403.7

Nine Months Ended September 30, 2004*
Sales and other operating revenues:
Unaffiliated customers	$1,863.3	687.8	3,872.6	16.7	—	3,889.3	500.2	704.9	1,205.1	—	5,094.4
Intersegment	166.5	154.6	2,371.0	51.9	(2,258.3)	164.6	—	0.4	0.4	(165.0)	—
Depreciation, depletion and amortization	16.8	—	300.6	3.3	—	303.9	37.0	27.0	64.0	7.3	375.2
Operating income (loss) before special items and provisions	20.1	2.8	1,187.0	(86.3)	—	1,100.7	32.2	23.6	55.8	(75.4)	1,081.1
Special items and provisions, net	(3.1)	—	(7.3)	(3.1)	—	(10.4)	—	(7.6)	(7.6)	11.6	(6.4)
Operating income (loss)	17.0	2.8	1,179.7	(89.4)	—	1,090.3	32.2	16.0	48.2	(63.8)	1,074.7
Interest income	—	—	2.9	3.7	(3.1)	3.5	6.7	0.6	7.3	2.7	13.5
Interest expense, net	(3.1)	(0.3)	(24.9)	—	3.1	(21.8)	(11.3)	(3.9)	(15.2)	(62.9)	(99.9)
Provision for taxes on income	—	—	(44.1)	—	—	(44.1)	—	—	—	(65.0)	(109.1)
Minority interests in consolidated subsidiaries	—	—	(145.6)	—	—	(145.6)	(0.5)	(2.9)	(3.4)	—	(149.0)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	(0.9)	—	(1.0)	—	0.3	0.3	1.7	1.0
Equity basis investments at September 30	—	—	1.5	—	—	1.5	—	5.5	5.5	24.1	31.1
Assets at September 30	473.5	12.4	6,186.0	1,288.5	(1,381.1)	6,093.4	789.8	593.8	1,383.6	1,064.9	8,541.9
Expenditures for segment assets	8.2	0.1	98.6	18.1	(1.2)	115.5	14.7	19.1	33.8	10.9	160.2

*	In the 2004 fourth quarter, the Company reassessed its reportable segments. The reassessment considered the significant increase in copper and molybdenum prices. Based on our assessment, we are separately disclosing Bagdad, Sierrita, Manufacturing and Sales as individual reportable segments, whereas, in 2004 Bagdad and Sierrita, and Manufacturing and Sales were aggregated. Segment information for 2004 has been revised to conform with the 2005 presentation.

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
     In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) and the revised Interpretation (FIN 46-R), beginning January 1, 2004, we fully consolidated the results of operations for the El Abra and Candelaria mines in Chile, in which we hold 51 percent and 80 percent partnership interests, respectively, with the interest held by our minority shareholders reported as “minority interests in consolidated subsidiaries” in our Consolidated Balance Sheet and Consolidated Statement of Income. Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method. These investments include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest. Interests in other majority-owned subsidiaries are reported using the full consolidation method; the Consolidated Financial Statements include 100 percent of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as “minority interests in consolidated subsidiaries.” All material inter-company balances and transactions are eliminated.
     For comparative purposes, certain amounts for the quarter and nine months ended September 30, 2004, have been reclassified to conform with current period presentation.
     Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). The results of operations for the quarter and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.
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
(Unaudited; $ in millions except per share data)

	Third Quarter
	2005	2004
Net income as reported	$366.1	292.9

Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(0.5)	(1.7)

Pro forma net income	$365.6	291.2

Earnings per common share
Basic — as reported	$3.71	3.09
Basic — pro forma	$3.71	3.07

Earnings per common share
Diluted — as reported	$3.61	2.95
Diluted — pro forma	$3.61	2.93
(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,
	2005	2004
Net income as reported	$1,435.1	705.2

Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(2.4)	(5.1)

Pro forma net income	$1,432.7	700.1

Earnings per common share
Basic — as reported	$14.75	7.49
Basic — pro forma	$14.72	7.43

Earnings per common share
Diluted — as reported	$14.19	7.15
Diluted — pro forma	$14.18	7.11

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
Note: Supplemental Data
     The following schedules summarize the special items and provisions for the quarter and nine months ended September 30, 2005:
(Unaudited; $ in millions except per share amounts)

	2005 Third Quarter
			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(8.7)	(6.7)	(0.07)
Environmental insurance recoveries, net	(0.1)	—	—
Historical legal matters	0.3	0.2	—

	(8.5)	(6.5)	(0.07)

PDI —
Environmental provisions, net	(0.1)	(0.1)	—
Wire and Cable restructuring programs/closures	0.3	0.3	—
Asset impairment charges	(2.0)	(1.6)	(0.01)

	(1.8)	(1.4)	(0.01)

Corporate and Other —
Environmental provisions, net	(34.4)	(26.3)	(0.26)
Environmental insurance recoveries, net	0.1	—	—
Historical legal matters	(0.4)	(0.3)	—

	(34.7)	(26.6)	(0.26)

	(45.0)	(34.5)	(0.34)

Early debt extinguishment costs	(54.0)	(41.3)	(0.41)

	$(99.0)	(75.8)	(0.75)

     For the quarter and nine months ended September 30, 2005, net charges for environmental provisions of $43.2 million and $78.6 million ($33.1 million and $60.0 million after-tax), respectively, were recognized for closed facilities and closed portions of operating facilities. (Refer to Note 5, Environmental, and Reclamation and Closure Matters, for further discussion of environmental matters.)
     For the quarter and nine months ended September 30, 2005, a pre-tax net gain of $0.3 million and a net charge of $0.8 million ($0.3 million and net zero after-tax), respectively, were recognized for Phelps Dodge Magnet Wire’s restructuring programs and facility closures. (Refer to the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion.)
     For the quarter and nine months ended September 30, 2005, Phelps Dodge Magnet Wire recorded special, pre-tax charges of $2.0 million and $2.4 million ($1.6 million and $1.9 million after-tax), respectively, for asset impairments. These included an impairment charge of $2.0 million ($1.6 million after-tax) in the 2005 third quarter at our El Paso, Texas, magnet wire facility, and $0.4 million ($0.3 million after-tax) in the 2005 second quarter at our Laurinburg, North Carolina, magnet wire facility. The amount of the asset impairments were determined through a fair market value based on an assessment of projected cash flows.
     For the quarter and nine months ended September 30, 2005, a pre-tax net charge of $0.1 million and a net gain of $19.6 million ($0.1 million charge and a $15.7 million gain after-tax), respectively, were recognized for legal matters. The nine-month total included $14.8 million ($11.2 million after-tax) of net settlements on historical legal matters, a $3.6 million (before and after taxes) adjustment related to an historical Cyprus Amax Minerals Company lawsuit and a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters.
     In the 2005 third quarter, we recognized a charge of $54.0 million ($41.3 million after-tax) for early debt extinguishment costs. (Refer to Note 11, Debt and Other Financing, for further discussion.)
(Unaudited; $ in millions except per share amounts)

	Nine Months Ended
	September 30, 2005
Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Asset impairment charges	$(419.1)	(320.9)	(3.17)
Environmental provisions, net	(24.4)	(18.6)	(0.18)
Environmental insurance recoveries, net	(1.2)	(0.9)	(0.01)
Historical legal matters	15.3	11.6	0.11

	(429.4)	(328.8)	(3.25)

PDI —
Environmental provisions, net	(0.1)	(0.1)	—
Wire and Cable restructuring programs/closures	(0.8)	—	—
Asset impairment charges	(2.4)	(1.9)	(0.02)

	(3.3)	(2.0)	(0.02)

Corporate and Other —
Environmental provisions, net	(54.1)	(41.3)	(0.41)
Environmental insurance recoveries, net	1.2	0.9	0.01
Historical legal matters	4.3	4.1	0.04

	(48.6)	(36.3)	(0.36)

	(481.3)	(367.1)	(3.63)

Early debt extinguishment costs	(54.0)	(41.3)	(0.41)

Gain on sale of cost-basis investment	438.4	388.0	3.84

Change in interest gain from Cerro Verde stock issuance	159.5	172.9	1.71

Provision for taxes on income:
Foreign dividend tax	—	(2.4)	(0.03)

	$62.6	150.1	1.48

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
     Cobre’s pre-tax impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs as a result of the Chino smelter being permanently closed. It also reflected estimated higher restart and operating costs of running the Cobre mill, reflecting our recent experience with restarting the Chino mill. Additionally, the cost for building a tailing pipeline from Cobre to the Chino mine has increased based upon a recent detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station, and (iii) requiring larger pipe size.
     In the 2005 second quarter, a pre-tax gain of $438.4 million ($388.0 million after-tax) was recognized from the sale of our common shares of Southern Peru Copper Corporation (SPCC). On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC, Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net purchase price of $40.635 per share (based on a market purchase price of $42.00 per share less underwriting fees).
     In the 2005 second quarter, we recognized a pre-tax gain of $159.5 million ($172.9 million after-tax) associated with the change of ownership interest in our Cerro Verde copper mine in Peru. This action resulted from the inflow of new capital for our Cerro Verde copper mine, which resulted in our ownership interest decreasing from 82.5 percent to 53.6 percent. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect the dilution of our ownership interest; partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Compañia de Minas Buenaventura S.A.A. (Buenaventura), and Sumitomo Metal Mining Co. Ltd. and Sumitomo Corp., known collectively as Sumitomo. The inflow of capital from Buenaventura and Sumitomo will be used as partial financing for an approximate $850 million expansion project to mine a primary sulfide ore body beneath the leachable ore body currently in production.
     In the 2005 second quarter, an additional tax charge of $2.4 million was recognized for U.S. taxes incurred with respect to dividends received from Cerro Verde in 2005.

Note: Supplemental Data
     The following schedules summarize the special items and provisions for the quarter and nine months ended September 30, 2004:
(Unaudited; $ in millions except per share amounts)

	2004 Third Quarter
			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(11.8)	(8.9)	(0.09)
Environmental insurance recoveries, net	7.5	6.0	0.06
Asset impairment charges	(1.1)	(0.9)	(0.01)
Historical legal matters	(2.5)	(2.0)	(0.02)

	(7.9)	(5.8)	(0.06)

PDI —
Environmental provisions, net	(0.2)	(0.1)	—
Wire and Cable restructuring programs/closures	(3.1)	(2.3)	(0.02)

	(3.3)	(2.4)	(0.02)

Corporate and Other —
Environmental provisions, net	(0.7)	(0.5)	(0.01)
Historical legal matters	0.8	0.6	0.01

	0.1	0.1	—

	(11.1)	(8.1)	(0.08)

Miscellaneous income and expense, net:
Historical legal matter	9.5	7.2	0.07

	$(1.6)	(0.9)	(0.01)

(Unaudited; $ in millions except per share amounts)

	Nine Months Ended
	September 30, 2004
			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(14.1)	(10.7)	(0.11)
Environmental insurance recoveries, net	7.3	5.9	0.06
Asset impairment charges	(1.1)	(0.9)	(0.01)
Historical legal matters	(2.5)	(2.0)	(0.02)

	(10.4)	(7.7)	(0.08)

PDI —
Environmental provisions, net	(0.3)	(0.2)	—
Wire and Cable restructuring programs/closures	(6.7)	(4.8)	(0.05)
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(7.6)	(5.5)	(0.06)

Corporate and Other —
Environmental provisions, net	(4.8)	(3.6)	(0.03)
Environmental insurance recoveries, net	0.1	0.1	—
Historical legal matters	16.3	13.0	0.13

	11.6	9.5	0.10

	(6.4)	(3.7)	(0.04)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(37.6)	(30.2)	(0.31)

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(10.0)	(9.1)	(0.09)
Historical legal matter	9.5	7.2	0.07

	(0.5)	(1.9)	(0.02)

Provision for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)

	—	21.8	0.22

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.03

	—	(12.6)	(0.12)

	$(45.4)	(27.3)	(0.28)

4. New Accounting Pronouncements
     In September 2005, FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus concluded that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another. The EITF also reached a consensus that nonmonetary exchanges of inventory within the same business should be recognized at fair value. The consensus reached on EITF Issue No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in reporting periods beginning after March 15, 2006. The Company is currently determining the impact of this Issue on its financial reporting and disclosures.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this Statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material impact on our reporting and disclosures.
     In March 2005, FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations— an interpretation of FASB Statement No. 143.” FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.
     In March 2005, FASB ratified the consensus reached by the EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The consensus reached provides that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. The consensus reached on EITF Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently determining the impact of this Issue on its financial reporting and disclosures.
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
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted this Statement in the 2005 third quarter. The adoption of SFAS No. 153 did not have a material impact on our financial reporting and disclosures.
     In December 2004, FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. FAS 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. FAS 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liabilities. FSP No. FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 8, Provision for Taxes on Income, for further discussion of the impact of the Act.)
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.

5. Environmental, and Reclamation and Closure Matters
     As of September 30, 2005, and December 31, 2004, environmental reserves totaled $351.7 million and $303.6 million, respectively, for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. The following table summarizes our environmental reserve activities for the quarter and nine months ended September 30, 2005:
(Unaudited; $ in millions)

	2005	Nine Months Ended
	Third Quarter	September 30, 2005
Balance, beginning of period	$319.5	303.6
Additions to reserves	43.8	80.8
Reductions in reserve estimates	(0.6)	(2.2)
Spending against reserves	(11.0)	(30.5)

Balance, end of period	$351.7	351.7

     The site currently considered to be most significant is the Pinal Creek site near Miami, Arizona, where $106.8 million remained in the environmental reserve at September 30, 2005. Phelps Dodge Miami, Inc. and the other members of the Pinal Creek Group (PCG) settled their contribution claims against one defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has not been scheduled.
     The site with the most significant change was the Anniston Lead Site (Anniston) located in Anniston, Alabama. PDI has been identified by the U.S. Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at Anniston. Anniston consists of lead contamination in residential soils. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDI, along with 10 other parties, identified by the EPA as PRPs, have agreed to conduct a non-time-critical removal action at residential properties identified to have lead contamination above certain thresholds. The Settlement Agreement was subject to public comment, which ended on October 11, 2005. The Settlement Agreement will not become final until EPA evaluates and responds to public comment. PDI and the other PRPs have entered into an interim cost-sharing agreement that assigns PDI approximately one-eighth of the costs to be incurred under the Settlement Agreement. During the 2005 third quarter, PDI concluded that it may have a liability greater than its agreed-upon interim share and therefore, has increased its reserve by $19.8 million to a total reserve of $26.7 million at September 30, 2005, which covers remedial costs, PRP group settlement costs, and legal and consulting costs.
     At September 30, 2005, the cost range for reasonably possible outcomes for all reservable remediation sites (including Pinal Creek’s estimate of approximately $103 million to $210 million) was estimated to be from approximately $312 million to $627 million (of which $351.7 million has been reserved).
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. As of September 30, 2005, the cost range for reasonably possible outcomes for all such sites was estimated to be from approximately $2 million to $22 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
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
     The following tables summarize our asset retirement obligations and asset retirement cost activities for the quarter and nine months ended September 30, 2005:
Asset Retirement Obligations
(Unaudited; $ in millions)

		Nine Months
	2005	Ended
	Third Quarter	September 30, 2005
Balance, beginning of period	$328.9	275.2
New liabilities during the period	1.1	2.7
Accretion expense	5.9	16.8
Payments	(11.9)	(27.1)
Revisions in estimated cash flows	17.7	74.5
Foreign currency translation adjustments	(0.1)	(0.5)

Balance, end of period	$341.6	341.6

Asset Retirement Costs
(Unaudited; $ in millions)

		Nine Months
	2005	Ended
	Third Quarter	September 30, 2005
Gross balance, beginning of period	$124.7	196.3
New assets during the period	1.1	2.7
Revisions in estimated cash flows	17.7	74.5
Impairment of assets	—	(129.7)
Foreign currency translation adjustments	(0.1)	(0.4)

Gross balance, end of period	143.4	143.4
Less accumulated depreciation, depletion and amortization	(80.9)	(80.9)

Balance, end of period	$62.5	62.5

     In the 2005 third quarter, we further revised our estimated cash flows for the Tyrone mine, resulting in an increase of $17.7 million

(discounted). The revision recognized a change in the scope of reclamation work for certain stockpiles and for obtaining revised cost estimates associated with the decision to accelerate reclamation activities for stockpiles and tailing.
     In the 2005 second quarter, we revised estimated cash flows for the Tyrone mine, resulting in an increase of $35.8 million (discounted). The revision recognized management’s decision to accelerate the timing of reclamation activities for stockpile work and tailing work. We also revised estimated cash flows for the Climax mine, resulting in an increase of $3.1 million (discounted), for timing and cost estimate changes resulting from Climax receiving authorization for permit modifications from the Colorado Division of Minerals and Geology.
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
     We have estimated our share of the total cost of our AROs, including anticipated future disturbances, at approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors, and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of a mine’s life; however, certain reclamation activities could be accelerated if they are determined to be beneficial.
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
     Chino Mines Company
     NMED issued Chino’s closure permit on February 24, 2003. The closure permit was appealed by a third party. WQCC dismissed the appeal, and that dismissal was appealed to the New Mexico Court of Appeals. On June 15, 2005, the Court of Appeals issued a decision that overturns the WQCC’s dismissal of the third-party appeal of Chino’s closure permit. The New Mexico Supreme Court has declined to review the Court of Appeals decision. Under this decision, Chino’s closure permit is expected to be remanded to the WQCC for a hearing.
     MMD issued a permit revision approving Chino’s closeout plan, subject to conditions, on December 18, 2003. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $395 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Chino has provided financial assurance to NMED and MMD for approximately $192 million (NPV basis), including a trust fund initially containing approximately $64 million and a third-party performance guarantee for approximately $128 million provided by Phelps Dodge. At September 30, 2005, the balance of the trust fund was approximately $68 million. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.
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
     The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved Chino closure and closeout permits to be approximately $293 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above, and reflects our internal cost estimate. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $393 million (undiscounted and unescalated). This cost estimate excludes approximately $2 million of net environmental costs from the financial assurance cost estimate that are primarily not within the scope of SFAS No. 143. At September 30, 2005, and December 31, 2004, we had accrued approximately $53 million and $52 million, respectively, for closure and closeout at Chino.
     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. NMED has not yet issued a record of decision regarding any remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of September 30, 2005, is $21.1 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of $4.8 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of September 30, 2005, for the remaining work at Lake One is $3.7 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is $29.6 million at September 30, 2005.
     Phelps Dodge Tyrone, Inc.
     NMED issued Tyrone’s closure permit on April 8, 2003. Tyrone appealed to the WQCC, which upheld NMED’s permit conditions. Tyrone has appealed the WQCC’s decision to the New Mexico Court of Appeals.
     MMD issued a permit revision approving Tyrone’s closeout plan, subject to conditions, on April 12, 2004. MMD’s permit revision was not appealed. The third-party cost estimate is approximately $439 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Tyrone has provided financial assurance to NMED and MMD for approximately $271 million (NPV basis). The financial assurance includes a trust fund initially funded in the amount of approximately $17 million, to increase to approximately $27 million over five years, a letter of credit for approximately $6 million, a surety bond for approximately $58 million, and a third-party performance guarantee for approximately $190 million provided by Phelps Dodge. At September 30, 2005, the balance of the trust fund was approximately $20 million. Tyrone expects to replace the surety bond over the next several months with a reduction in financial assurance for closure work already completed, adjustments for recently passed legislation, collateral approved by MMD and NMED and an additional letter of credit. The guarantee is subject to a financial test that, in part, requires Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating.
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
     During 2004, Tyrone commenced certain closure activities with the mining of its 1C Stockpile and placement of re-mined material on existing leach stockpiles for recovery of residual copper. Through September 30, 2005, approximately $19 million has been spent on the 1C Stockpile removal action. Once removal activities are completed in 2005, the remaining material will be graded and capped to meet stipulated closure requirements. As a result of management’s decision, Tyrone is also accelerating reclamation of tailing and stockpile facilities. Tyrone also initiated planning for accelerated reclamation of tailing impoundments located within the Mangas Valley, with initial earthwork commencing in November 2004. The project is expected to be completed in 2008. Additionally, as of September 30, 2005, Tyrone substantially completed reclamation of the Burro Mountain tailing area at an approximate cost of $1 million. Tyrone has applied for reductions in the required amount of financial assurance for some of the closure and reclamation work that has been performed.
     The Company estimates its costs, on an internal cost basis, to perform the requirements of Tyrone’s closure and closeout permits to be approximately $355 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate does not yet reflect reductions for work performed in 2004 through September 30, 2005, and is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $459 million (undiscounted and unescalated). This cost estimate includes approximately $20 million of net costs in addition to the financial assurance cost estimate that primarily relate to an increased scope of work for the tailing, stockpiles and other projects, and updated estimates for actual closure expenditures. At September 30, 2005, and December 31, 2004, we had accrued approximately $166 million and $99 million, respectively, for closure and closeout at Tyrone.
     Cobre Mining Company
     NMED issued Cobre’s closure permit on December 10, 2004. On March 3, 2005, MMD issued a permit revision approving Cobre’s closeout plan, subject to conditions. The third-party cost estimate is approximately $45 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cobre has provided financial assurance to NMED and MMD for approximately $29 million (NPV basis). The financial assurance includes a trust initially funded in the amount of at least $1 million, to increase to $3 million over five years, real estate collateral for approximately $8 million, and a third-party performance guarantee for approximately $20 million provided by Phelps Dodge. At September 30, 2005, the balance of the trust fund was approximately $2 million.
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
     The Company estimates its costs, on an internal cost basis, to perform the requirements of Cobre’s closure and closeout permits to be approximately $39 million (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated cost used as the basis for the financial assurance amount due to the factors discussed above. Our cost estimate, on a third-party cost basis, used to determine the fair value of our closure and closeout accrual for SFAS No. 143 was approximately $46 million (undiscounted and unescalated). This cost estimate includes approximately $1 million of costs in addition to the financial assurance cost estimate that primarily relates to construction of test plots for stockpile studies. At September 30, 2005, and December 31, 2004, we had accrued approximately $8 million and $7 million, respectively, for closure and closeout at Cobre.
     Phelps Dodge Hidalgo, Inc.
     Hidalgo obtained approval of a closure plan under a discharge permit issued by NMED in 2000. In accordance with the permit, Hidalgo provided financial assurance to NMED in the form of surety bonds for approximately $11 million. Since obtaining approval of the closure plan, Hidalgo has completed the closure of a former wastewater evaporation pond by construction of a soil cap approved by NMED. The discharge permit under which the closure plan was approved also requires corrective action for contaminated groundwater near the smelter’s closed former wastewater evaporation pond. Impacted groundwater is pumped from a series of wells, treated in a neutralization facility, and discharged to a series of lined impoundments or to an irrigation system. The discharge permit requires comprehensive studies to characterize soil and groundwater at this site. NMED could require soil remediation and future enhancement of the existing groundwater containment system based upon the results of the ongoing studies. A discharge permit renewal application was submitted in February 2005. As part of this permit process, Hidalgo and NMED will update the closure plan and address remedial requirements, if warranted. Hidalgo is not subject to the Mining Act and, consequently, does not require a closeout plan. Our cost estimate used to determine the fair value of our reclamation obligation was approximately $7 million (undiscounted and unescalated). At both September 30, 2005, and December 31, 2004, we had accrued approximately $4 million for closure at Hidalgo.
Significant Changes in International Closure and Reclamation Programs
     Sociedad Minera Cerro Verde S.A.A.
     On August 15, 2005, the Peruvian Ministry of Energy and Mines published the final regulation associated with the Mine Closure Law. The regulation requires companies to submit closure plans for existing projects within one year after August 15, 2005, and for new projects within one year after approval of the Environment Impact Statement. Additionally, the regulation sets forth the financial assurance requirements, including guidance for calculating the estimated cost and the types of financial assurance instruments that can be utilized.
     In accordance with the new regulation, the Company is required to submit the closure plan for the Cerro Verde mine before August 15, 2006. We are currently in the process of reviewing the technical requirements and obtaining updated ARO estimates to comply with the regulation. We are also in the process of determining our financial assurance obligations associated with the new regulation. At September 30, 2005, and December 31, 2004, our ARO estimates for Cerro Verde were based on the requirements set forth in our environmental permits. The potential impact of this new regulation on Phelps Dodge cannot reasonably be estimated at this time.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. This modification may impact our ARO estimates and financial assurance obligations. At September 30, 2005, and December 31, 2004, our ARO estimates for our Chilean mines were based on the requirements set forth in our environmental permits. We are currently in the process of determining the requirements and obtaining updated ARO estimates to comply with this modification to the mining safety regulations. Any potential impact of this modification on Phelps Dodge cannot reasonably be estimated at this time.
7. Earnings Per Share
     Basic earnings per share are computed by dividing net income available to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator is based on total net income. Unvested restricted stock is included only in the computation of diluted earnings per share as the shares are contingent only upon vesting.
     Common shares relating to stock options where the exercise price exceeded the average market price of the Company’s common shares during the 2004 periods were also excluded from the diluted earnings per share calculation as the related impact was anti-dilutive.
(Unaudited; $ in millions except per share data)

	Third Quarter
	2005	2004
Basic Earnings Per Share Computation
Numerator:
Net income	$366.1	292.9
Preferred stock dividends	—	(3.3)

Net income applicable to common shares	$366.1	289.6

Denominator:
Weighted average common shares outstanding	98.6	93.8

Basic earnings per common share	$3.71	3.09

Diluted Earnings Per Share Computation
Numerator:
Net income	$366.1	292.9

Denominator:
Weighted average common shares outstanding	98.6	93.8
Weighted average employee stock options	0.3	1.1
Weighted average restricted stock issued to employees	0.4	0.3
Weighted average mandatory convertible preferred shares	2.1	4.2

Total weighted average common shares outstanding	101.4	99.4

Diluted earnings per common share	$3.61	2.95

(Unaudited; $ in millions except per share data)

	Nine Months Ended
	September 30,
	2005	2004
Basic Earnings Per Share Computation
Numerator:
Net income	$1,435.1	705.2
Preferred stock dividends	(6.8)	(10.1)

Net income applicable to common shares	$1,428.3	695.1

Denominator:
Weighted average common shares outstanding	96.8	92.8

Basic earnings per common share	$14.75	7.49

Diluted Earnings Per Share Computation
Numerator:
Net income	$1,435.1	705.2

Denominator:
Weighted average common shares outstanding	96.8	92.8
Weighted average employee stock options	0.4	1.2
Weighted average restricted stock issued to employees	0.4	0.4
Weighted average mandatory convertible preferred shares	3.5	4.2

Weighted average common shares outstanding	101.1	98.6

Diluted earnings per common share	$14.19	7.15

8. Provision for Taxes on Income
     The Company’s income tax provision for the 2005 third quarter resulted from taxes on earnings at U.S. operations ($57.1 million) including recognition of valuation allowances ($34.1 million), and taxes on earnings at international operations ($51.5 million) including benefits from the release of valuation allowances ($0.9 million).
     The Company’s income tax provision for the nine months ended September 30, 2005, resulted from taxes on earnings at U.S. operations ($179.2 million) including recognition of valuation allowances ($2.2 million), and taxes on earnings at international operations ($135.2 million) including recognition of valuation allowances ($0.6 million).
     The net recognition in our domestic valuation allowances for the quarter and nine months ended September 30, 2005, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss (NOL) carryforwards.
     The Company’s income tax provision for the 2004 third quarter resulted from taxes on earnings at international operations ($36.1 million) including benefits from the release of valuation allowances ($14.8 million) and taxes on earnings at U.S. operations ($26.1 million) including benefits from the release of valuation allowances ($25.7 million).
     The Company’s income tax provision for the nine months ended September 30, 2004, resulted from (i) taxes on earnings at international operations ($91.9 million) including benefits from the release of valuation allowances ($60.6 million), (ii) taxes on earnings at U.S. operations ($39.0 million) including benefits from the release of valuation allowances ($91.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million).
     The release of both the domestic and international valuation allowances for the quarter and nine months ended September 30, 2004, reflects NOLs and other tax credits that were expected to be utilized.
     The Company’s effective income tax rate for the nine months ended September 30, 2005, was 16.9 percent, compared with 11.3 percent for the corresponding 2004 period. The difference between our effective income tax rate for the nine months ended September 30, 2005, and the U.S. federal statutory tax rate (35 percent) primarily was due to (i) percentage depletion deductions for regular tax purposes in the United States, (ii) a portion of the gain on the sale of our investment in SPCC being offset by previously unrecognized capital loss carryovers, (iii) the extraterritorial income exclusion associated with foreign molybdenum sales, (iv) Peruvian reinvestment benefits resulting from the Cerro Verde mine expansion and (v) deferred income taxes not being provided on the change in interest gain from the Cerro Verde stock issuance (refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for further discussion of the tax benefit), as we expect to permanently reinvest our portion of the proceeds in that entity. The difference between the effective income tax rate for the nine months ended September 30, 2004, and the U.S. federal statutory tax rate primarily was due to percentage depletion deductions for regular tax purposes in the United States and the release of valuation allowances related to certain of our deferred tax assets.
     The recent enactment of the American Jobs Creation Act of 2004 (the Act) has caused us to re-evaluate our current policy with respect to the repatriation of foreign earnings. The Act provides an effective U.S. federal tax rate of 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the amount provided for dividends received in 2005 from Cerro Verde, we have not decided whether and to what extent we might repatriate foreign earnings or the related income tax effect of such repatriation. Our analysis indicates that the additional utilization of the provision discussed above would have minimal impact on the Company’s taxes. We expect to finalize our assessment by the end of the 2005 fourth quarter, at which time any tax impact would be recognized.
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
     Phelps Dodge has entered into programs to protect a portion of its expected global copper production by purchasing zero-premium copper collars and copper put options. The copper collars and the copper put options are settled on an average London Metal Exchange (LME) pricing basis for their respective hedge periods. The copper collar put options are settled monthly for 2005 and 2006, and annually for 2007; the copper collar call options are settled annually. The copper put options are settled monthly for 2006, and annually for 2007. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2005, 2006 and 2007:
(Unaudited)

	2005		2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	198	(A)	564	486
Average LME put strike price (floor) per pound	$0.943		0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.400		1.632	2.002
Unrealized pre-tax losses for the 2005 third quarter (in millions)(B)	$22		2	—
Unrealized pre-tax losses for the nine months ended September 30, 2005 (in millions)(B)	$43		2	—

Copper Put Options:
Pounds of copper put options purchased (in millions)	—		564	730
Average LME put strike price per pound	$—		0.950	0.950
Premium cost per pound	$—		0.020	0.023

(A)	2005 excludes El Abra; refer to the table on page 18 for a summary of El Abra’s 2005 zero-premium copper collar program.

(B)	The 2005 unrealized pre-tax losses resulted from the 2005 LME forward average price of $1.617 per pound exceeding the ceiling of our 2005 zero-premium copper collars of $1.40 per pound. The 2006 unrealized pre-tax losses resulted from the 2006 LME forward average price of $1.555 per pound exceeding a portion of our 2006 zero-premium copper collars (weighted average of $1.632 per pound).

     The following table provides a summary of El Abra’s 2005 zero-premium copper collar program for 2005:
(Unaudited)

2005
El Abra Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	452
Monthly average LME put strike price (floor) per pound	$1.000
Annual average LME call strike price (ceiling) per pound	$1.376
Unrealized pre-tax losses for the 2005 third quarter (in millions)(A)	$51
Unrealized pre-tax losses for the nine months ended September 30, 2005 (in millions)(A)	$108

(A)	The unrealized pre-tax losses resulted from the 2005 LME forward average price of $1.617 per pound exceeding the ceiling of our 2005 zero-premium copper collars of $1.376 per pound (approximately $26 million and $55 million for PD’s share for the quarter and nine months ended September 30, 2005, respectively).
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value each reporting period with the gain or loss recorded in earnings. The actual impact of our 2005, 2006 and 2007 zero-premium copper collar programs will not be fully determinable until the maturity of the collars at each respective year-end.
     During the quarter and nine months ended September 30, 2005, we reclassified approximately $5.0 million and $6.6 million, respectively, from other comprehensive income to the Consolidated Statement of Income, primarily as a result of our domestic energy (diesel fuel and natural gas) price protection contracts.
     During the quarter and nine months ended September 30, 2004, we reclassified approximately $4.3 million from other comprehensive income and $7.9 million from other comprehensive losses, respectively, to the Consolidated Statement of Income. The quarter-end gains were primarily the result of our domestic diesel fuel hedges, while the year-to-date losses principally resulted from the unwinding of our floating-to-fixed interest rate swaps.
10. Pension and Postretirement Benefits
     The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters and nine months ended September 30, 2005 and 2004:
Pension Benefits
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Service cost	$7.1	5.9
Interest cost	18.6	18.0
Expected return on plan assets	(21.6)	(21.0)
Amortization of prior service cost	0.9	0.9
Amortization of actuarial loss	3.5	0.8
Curtailment and special retirement benefits	0.1	—

Net periodic benefit cost	$8.6	4.6

	Nine Months Ended
	September 30,
	2005	2004
Service cost	$21.1	17.7
Interest cost	55.9	54.0
Expected return on plan assets	(64.7)	(63.1)
Amortization of prior service cost	2.5	2.7
Amortization of actuarial loss	10.6	2.4
Curtailment and special retirement benefits	0.1	0.6

Net periodic benefit cost	$25.5	14.3

Postretirement Benefits
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Service cost	$1.1	1.3
Interest cost	5.1	5.9
Expected return on plan assets	—	(0.1)
Amortization of prior service cost	0.1	0.3
Amortization of actuarial loss	0.3	0.1

Net periodic benefit cost	$6.6	7.5

	Nine Months Ended
	September 30,
	2005	2004
Service cost	$3.3	4.0
Interest cost	14.7	17.5
Expected return on plan assets	(0.1)	(0.2)
Amortization of prior service cost	0.2	0.9
Amortization of actuarial loss	0.3	0.3
Other	—	(1.1)

Net periodic benefit cost	$18.4	21.4

     Our pension expense in the 2005 third quarter was $8.6 million, compared with $4.6 million in the 2004 third quarter. The increase of $4.0 million was primarily due to an increase in service costs ($1.2 million) resulting from the effect of a 50-basis point reduction in the discount rate and amortization of actuarial loss ($2.7 million).
     Our pension expense for the first nine months of 2005 was $25.5 million, compared with $14.3 million in the corresponding 2004 period. The increase of $11.2 million was primarily due to an increase in service costs ($3.4 million) resulting from the effect of a

50-basis point reduction in the discount rate, interest costs ($1.9 million) resulting from the effect of a 50-basis point reduction in the discount rate and actuarial losses, and amortization of actuarial loss ($8.2 million); partially offset by an increase in expected return on plan assets ($1.6 million).
     On July 13, 2005, we made a cash contribution of $250 million to the master trust that funds our U.S. qualified defined benefit pension plans. This action has funded virtually the entire projected benefit obligation for those plans as reported at December 31, 2004.
     Our postretirement expense in the 2005 third quarter was $6.6 million, compared with $7.5 million in the 2004 third quarter. The decrease of $0.9 million was primarily due to a decrease in interest costs ($0.8 million) resulting from a decrease in benefit liability due to a plan amendment associated with employee life insurance and the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003.
     Our postretirement expense for the first nine months of 2005 was $18.4 million, compared with $21.4 million in the corresponding 2004 period. The decrease of $3.0 million was primarily due to a decrease in interest costs ($2.8 million) resulting from a decrease in benefit liability due to a plan amendment associated with employee life insurance and the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003.
11. Debt and Other Financing
     In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter, special, pre-tax charge of $54.0 million, including purchase premiums, for early debt extinguishment costs.
     In July 2005, El Abra fully repaid subordinated debt of $34.3 million to Corporación Nacional del Cobre de Chile, its minority interest partner. At September 30, 2005, El Abra was debt-free.
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
     At September 30, 2005, there was approximately $75 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at September 30, 2005, amounted to approximately $1,025 million, of which approximately $225 million could be used for additional letters of credit.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million for the expansion of the Cerro Verde copper mine. Export credit agencies and commercial banks supporting the debt-financing facility are the Japan Bank for International Cooperation (JBIC), KfW banking group of Germany (KfW), Calyon New York Branch, Mizuho Corporate Bank of Japan, Scotia Capital of Canada and the Royal Bank of Scotland. The JBIC facility also includes Sumitomo Mitsui Banking Corp. and Bank of Tokyo Mitsubishi. Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company, Sumitomo and Buenaventura to pledge their respective shares of Cerro Verde.
     The financing comprises (i) a JBIC facility with two tranches totaling $247.5 million (Tranche A of $173.25 million and Tranche B of $74.25 million), (ii) a KfW facility totaling $22.5 million, and (iii) a commercial bank loan facility of $180.0 million, of which $90.0 million represents a stand-by facility intended to be replaced by the issuance of Peruvian bonds at a later date. The financing has a maximum 10-year term, and repayment consists of 16 semi-annual installments commencing on the earlier of the March 20 or the September 20 next occurring after commencement of commercial operations or March 20, 2008. Under the JBIC and commercial bank loan facilities, interest is payable at a floating rate based on LIBOR, plus a fixed margin. Under the KfW facility, interest is payable at a variable or fixed rate, determined by Cerro Verde based on market rates at the time of drawdown. At September 30, 2005, there were no borrowings under the facilities.
12. Shareholders’ Equity
Series A Mandatory Convertible Preferred Stock
     On August 15, 2005, our Series A Mandatory Convertible Preferred Stock (Series A Stock) automatically converted, at the rate of 2.083, into 4.2 million shares of Common Stock. The conversion rate was based on the average closing market price for the 20 consecutive trading days ending with the third trading day immediately preceding the conversion date. Each share of Series A Stock was non-voting and entitled to an annual dividend of $6.75, paid quarterly. At September 30, 2005, there were no preferred shares outstanding.
Stock Options Exercised
     During the 2005 third quarter, 0.4 million stock options were exercised for Phelps Dodge common shares, for which Phelps Dodge received approximately $20.6 million.
     During the nine months ended September 30, 2005, 1.2 million stock options were exercised for Phelps Dodge common shares, for which Phelps Dodge received approximately $56.0 million.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The financial information as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included below.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Phelps Dodge Corporation:
     We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2005, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004, the consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2005. This interim financial information is the responsibility of the Company’s management.
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
October 25, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s report on Form 10-K for the year ended December 31, 2004, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. Refer to Note 1, General Information, to our unaudited September 30, 2005, Consolidated Financial Information, for a discussion of our consolidation policy.
RESULTS OF OPERATIONS
Consolidated Financial Results
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Sales and other operating revenues	$2,359.8	1,846.5
Operating income	$567.9	405.2
Minority interests in consolidated subsidiaries	$(51.9)	(43.4)
Net income	$366.1	292.9
Basic earnings per common share	$3.71	3.09
Diluted earnings per common share	$3.61	2.95
     The Company had consolidated net income for the 2005 third quarter of $366.1 million, or $3.61 per common share, including special, net charges of $75.8 million, or 75 cents per common share, after taxes. (All references to per share earnings are based on diluted earnings per share.) In the 2004 third quarter, consolidated net income was $292.9 million, or $2.95 per common share, including special, net charges of $0.9 million, or 1 cent per common share, after taxes.
     Consolidated net income increased $73.2 million in the 2005 third quarter compared with the 2004 third quarter. The increase primarily included the effects of higher copper prices (approximately $178 million), including premiums and copper pricing adjustments, and higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $55 million) and by-product molybdenum contribution (approximately $130 million). These were offset by (i) higher copper production costs (approximately $124 million), which exclude by-product molybdenum revenues, (ii) higher early debt extinguishment costs ($54.0 million), (iii) a higher tax provision ($46.4 million) due to higher earnings, (iv) higher special, net charges for environmental provisions recognized for closed facilities and closed portions of operating facilities ($30.5 million), (v) lower copper sales volumes (approximately $29 million) and (vi) higher exploration and research expense ($11.3 million).
(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
Sales and other operating revenues	$6,577.9	5,094.4
Operating income	$1,290.6	1,074.7
Minority interests in consolidated subsidiaries	$(117.4)	(149.0)
Net income	$1,435.1	705.2
Basic earnings per common share	$14.75	7.49
Diluted earnings per common share	$14.19	7.15
     The Company had consolidated net income for the nine months ended September 30, 2005, of $1,435.1 million, or $14.19 per common share, including special, net gains of $150.1 million, or $1.48 per common share, after taxes. For the nine months ended September 30, 2004, consolidated net income was $705.2 million, or $7.15 per common share, including special, net charges of $27.3 million, or 28 cents per common share, after taxes.
     Consolidated net income increased $729.9 million for the nine months ended September 30, 2005, compared with the corresponding 2004 period. The increase primarily included the effects of (i) higher copper prices (approximately $450 million), including premiums and copper pricing adjustments, (ii) the gain recognized on the sale of a cost-basis investment ($438.4 million), (iii) the change in interest gain associated with the Cerro Verde stock issuance ($159.5 million), (iv) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $195 million) and by-product molybdenum contribution (approximately $453 million), (v) lower net interest expense ($43.7 million), (vi) lower minority interests in consolidated subsidiaries ($31.6 million) and (vii) higher interest income ($35.6 million). These were offset by (i) asset impairment charges recorded at PDMC in the 2005 second quarter ($419.1 million), (ii) higher copper production costs (approximately $365 million), which exclude by-product molybdenum revenues, (iii) higher tax provision ($205.3 million) due to higher earnings, (iv) higher special, net charges for environmental provisions recognized for closed facilities and closed portions of operating facilities ($59.4 million) and (v) higher exploration and research expense ($27.7 million).
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
Note: Supplemental Data
     The following table summarizes consolidated net income, special items and provisions, and the resultant earnings excluding these special items and provisions for the quarter and nine-month periods ended September 30, 2005 and 2004:
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Net income	$366.1	292.9
Special items and provisions, net of taxes	(75.8)	(0.9)

Earnings excluding special items and provisions (after taxes)	$441.9	293.8

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
Net income	$1,435.1	705.2
Special items and provisions, net of taxes	150.1	(27.3)

Earnings excluding special items and provisions (after taxes)	$1,285.0	732.5

Note: Supplemental Data
     The following schedules summarize the special items and provisions for the quarter and nine-month periods ended September 30, 2005 and 2004 (refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion):
(Unaudited; $ in millions except per share data)

	2005 Third Quarter			2004 Third Quarter
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(8.5)	(6.5)	(0.07)	(7.9)	(5.8)	(0.06)

PDI (see Business Segment disclosure)	(1.8)	(1.4)	(0.01)	(3.3)	(2.4)	(0.02)

Corporate and Other —
Environmental provisions, net	(34.4)	(26.3)	(0.26)	(0.7)	(0.5)	(0.01)
Environmental insurance recoveries, net	0.1	—	—	—	—	—
Historical legal matters	(0.4)	(0.3)	—	0.8	0.6	0.01

	(34.7)	(26.6)	(0.26)	0.1	0.1	—

	(45.0)	(34.5)	(0.34)	(11.1)	(8.1)	(0.08)

Early debt extinguishment costs	(54.0)	(41.3)	(0.41)	—	—	—

Miscellaneous income and expense, net:
Historical legal matter	—	—	—	9.5	7.2	0.07

	$(99.0)	(75.8)	(0.75)	(1.6)	(0.9)	(0.01)

(Unaudited; $ in millions except per share data)

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(429.4)	(328.8)	(3.25)	(10.4)	(7.7)	(0.08)

PDI (see Business Segment disclosure)	(3.3)	(2.0)	(0.02)	(7.6)	(5.5)	(0.06)

Corporate and Other —
Environmental provisions, net	(54.1)	(41.3)	(0.41)	(4.8)	(3.6)	(0.03)
Environmental insurance recoveries, net	1.2	0.9	0.01	0.1	0.1	—
Historical legal matters	4.3	4.1	0.04	16.3	13.0	0.13

	(48.6)	(36.3)	(0.36)	11.6	9.5	0.10

	(481.3)	(367.1)	(3.63)	(6.4)	(3.7)	(0.04)

Interest expense:
Texas franchise tax matter	—	—	—	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(54.0)	(41.3)	(0.41)	(37.6)	(30.2)	(0.31)

Gain on sale of cost-basis investment	438.4	388.0	3.84	—	—	—

Change in interest gain from Cerro Verde stock issuance	159.5	172.9	1.71	—	—	—

Miscellaneous income and expense, net:
Cost-basis investment write-downs	—	—	—	(10.0)	(9.1)	(0.09)
Historical legal matter	—	—	—	9.5	7.2	0.07

	—	—	—	(0.5)	(1.9)	(0.02)

Provision for taxes on income:
Foreign dividend tax	—	(2.4)	(0.03)	—	—	—
Reversal of El Abra deferred tax asset valuation allowance	—	—	—	—	30.8	0.31
PD Brazil deferred tax asset valuation allowance	—	—	—	—	(9.0)	(0.09)

	—	(2.4)	(0.03)	—	21.8	0.22

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	—	—	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	—	—	—	2.5	0.03

	—	—	—	—	(12.6)	(0.12)

	$62.6	150.1	1.48	(45.4)	(27.3)	(0.28)

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
     The Company is continuing to explore strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. No decision has yet been made to proceed with any such transaction and no assurance can be given that a transaction will be concluded. Whether any such transaction would result in the recognition of a gain or loss depends on the final purchase price and other terms and cannot yet be determined. On September 6, 2005, the Phelps Dodge board of directors approved plans for Specialty Chemicals to build a new carbon black manufacturing facility in Bahia, Brazil, at a greenfield location in the Camacari petrochemical complex in the northeastern area of Brazil.
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
     Major operating and financial results of PDMC for the quarter and nine-month periods ended September 30, 2005 and 2004, are summarized in the following tables:
(Unaudited; $ in millions except per pound amounts)

	Third Quarter
	2005	2004
Sales and other operating revenues to unaffiliated customers	$1,859.7	1,420.3
Operating income	$618.4	423.4
Operating income before special items and provisions	$626.9	431.3
Minority interests in consolidated subsidiaries	$(49.8)	(41.9)
Copper production (thousand short tons):
Total copper production	319.5	337.6
Less undivided interest (A)	15.3	16.1

Copper production on a consolidated basis	304.2	321.5
Less minority participants’ shares (B)	48.0	42.9

Copper production on a pro rata basis	256.2	278.6

Copper sales (thousand short tons):
Total copper sales from own mines	318.7	341.6
Less undivided interest (A)	15.3	16.1

Copper sales from own mines on a consolidated basis	303.4	325.5
Less minority participants’ shares (B)	48.3	41.0

Copper sales from own mines on a pro rata basis	255.1	284.5

Purchased copper (thousand short tons)	123.8	103.8

Total copper sales on a consolidated basis	427.2	429.3

LME average spot copper price per pound — cathodes	$1.704	1.293
COMEX average spot copper price per pound — cathodes	$1.701	1.287

Molybdenum production (million pounds)	16.4	15.1
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	14.8	15.4
Purchased molybdenum	2.9	3.3

Total molybdenum sales	17.7	18.7

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$30.74	16.90

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,
	2005	2004
Sales and other operating revenues to unaffiliated customers	$5,162.2	3,889.3
Operating income	$1,373.5	1,090.3
Operating income before special items and provisions	$1,802.9	1,100.7
Minority interests in consolidated subsidiaries	$(112.9)	(145.6)
Copper production (thousand short tons):
Total copper production	966.2	976.6
Less undivided interest (A)	44.6	47.2

Copper production on a consolidated basis	921.6	929.4
Less minority participants’ shares (B)	134.0	133.8

Copper production on a pro rata basis	787.6	795.6

Copper sales (thousand short tons):
Total copper sales from own mines	971.7	986.7
Less undivided interest (A)	44.6	47.2

Copper sales from own mines on a consolidated basis	927.1	939.5
Less minority participants’ shares (B)	136.1	134.7

Copper sales from own mines on a pro rata basis	791.0	804.8

Purchased copper (thousand short tons)	295.0	335.6

Total copper sales on a consolidated basis	1,222.1	1,275.1

LME average spot copper price per pound — cathodes	$1.575	1.266
COMEX average spot copper price per pound — cathodes	$1.567	1.251

Molybdenum production (million pounds)	47.8	43.4
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	45.2	46.6
Purchased molybdenum	9.8	9.8

Total molybdenum sales	55.0	56.4

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$32.44	13.25

(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(B)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile held by SMMA Candelaria, Inc., a jointly owned indirect subsidiary of Sumitomo Metal Mining Co., Ltd., and Sumitomo Corporation, (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO), and (iii) a 17.5 percent equity interest through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005, in the Cerro Verde copper mining operation in Peru held primarily by Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, and Compañia de Minas Buenaventura S.A.A.
(thousand short tons)

	Third Quarter
	2005	2004
Minority participants’ share of copper production:
Candelaria	8.3	10.1
Cerro Verde	12.3	4.3
El Abra	27.4	28.5

	48.0	42.9

(thousand short tons)

	Nine Months Ended
	September 30,
	2005	2004
Minority participants’ share of copper production:
Candelaria	27.2	31.5
Cerro Verde	23.6	13.0
El Abra	83.2	89.3

	134.0	133.8

Total PDMC Division — Sales
     PDMC’s sales and other operating revenues to unaffiliated customers increased $439.4 million, or 31 percent, in the 2005 third quarter compared with the 2004 third quarter. The increase reflected higher average copper realizations (approximately $256 million) and higher average molybdenum realizations (approximately $207 million); partially offset by higher markdown of concentrates from cathode realized prices due to higher treatment and refining charges (approximately $19 million) and lower copper sales volumes, including purchased copper (approximately $9 million).
     PDMC’s sales and other operating revenues to unaffiliated customers increased $1,272.9 million, or 33 percent, in the first nine months of 2005 compared with the corresponding 2004 period. The increase reflected higher average molybdenum realizations (approximately $822 million), higher average copper realizations (approximately $616 million) and higher precious metals and by-product sales (approximately $10 million); partially offset by lower copper sales volumes, including purchased copper (approximately $134 million) and higher markdown of concentrates from cathode realized prices due to higher treatment and refining charges (approximately $55 million).
Total PDMC — Operating Income
     PDMC reported operating income of $618.4 million for the 2005 third quarter, including special, net pre-tax charges of $8.5 million, compared with operating income of $423.4 million for the 2004 third quarter, including special, net pre-tax charges of $7.9 million. The increase in operating income of $195.0 million, or 46 percent, primarily was due to the effects of higher copper prices (approximately $178 million), including premiums and copper pricing adjustments, and higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $55 million) and by-product molybdenum contribution (approximately $130 million) primarily due to higher prices. These were partially offset by higher copper production costs (approximately $124 million), lower sales volumes (approximately $29 million) and higher exploration and research expense (approximately $11 million). Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to higher mining and milling costs due generally to higher mining rates and repairs and maintenance (approximately $85 million), higher energy costs (approximately $30 million) and higher smelting, refining and freight costs (approximately $10 million).
     PDMC reported operating income of $1,373.5 million for the first nine months of 2005, including special, net pre-tax charges of $429.4 million, compared with operating income of $1,090.3 million for the first nine months of 2004, including special, net pre-tax charges of $10.4 million. The increase in operating income of $283.2 million, or 26 percent, primarily included the effects of higher copper prices

(approximately $450 million), including premiums and copper pricing adjustments, and higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $195 million) and by-product molybdenum contribution (approximately $453 million) primarily due to higher prices. These were partially offset by higher special, net pre-tax charges ($419.0 million) mostly associated with asset impairment charges recorded in the 2005 second quarter, higher copper production costs (approximately $365 million), higher exploration and research expense (approximately $27 million), and lower sales volumes (approximately $14 million). Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to higher mining and milling costs due generally to higher mining rates, repairs and maintenance and the operational impacts of unusually heavy rainfall for the southwest United States in the first quarter of 2005 (approximately $219 million), higher energy costs (approximately $82 million) and higher smelting, refining and freight costs (approximately $72 million); partially offset by higher precious metal by-product revenues (approximately $7 million).
     For both 2005 and 2004, the higher average copper prices, including premiums, reflected strong copper fundamentals and a favorable economic environment.
     The New York Commodity Exchange (COMEX) spot price per pound of copper cathode, upon which we primarily base our U.S. sales, averaged $1.701 and $1.287 in the third quarters of 2005 and 2004, respectively, and $1.567 and $1.251 for the first nine months of 2005 and 2004, respectively. The London Metal Exchange (LME) spot price per pound of copper cathode, upon which we primarily base our international sales, averaged $1.704 and $1.293 in the third quarters of 2005 and 2004, respectively, and $1.575 and $1.266 for the first nine months of 2005 and 2004, respectively.
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
     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME (as specified in the contract) when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using anticipated pricing based on the commodity exchange forward rate. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At September 30, 2005, approximately 235 million pounds of copper sales were provisionally priced at an average of $1.740 per pound with final quotational periods of October 2005 to January 2006. Candelaria accounted for approximately 60 percent of the outstanding, provisionally priced sales at September 30, 2005.
     Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposures in a manner designed to allow it to receive the average LME price for the month of shipment while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). As of October 26, 2005, we had in place copper swap contracts for approximately 98 percent of Candelaria’s provisionally priced copper sales outstanding at September 30, 2005, at an average of $1.673 per pound. This program is expected to substantially alleviate the volatility that provisionally priced copper sales could have on our revenues.
     Phelps Dodge has entered into programs to protect a portion of its expected global copper production by purchasing zero-premium copper collars and copper put options. The copper collars and the copper put options are settled on an average London Metal Exchange (LME) pricing basis for their respective hedge periods. The copper collar put options are settled monthly for 2005 and 2006, and annually for 2007; the copper collar call options are settled annually. The copper put options are settled monthly for 2006, and annually for 2007. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2005, 2006 and 2007:
(Unaudited)

	2005		2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	198	(A)	564	486
Average LME put strike price (floor) per pound	$0.943		0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.400		1.632	2.002
Unrealized pre-tax losses for the 2005 third quarter (in millions)(B)	$22		2	—
Unrealized pre-tax losses for the nine months ended September 30, 2005 (in millions)(B)	$43		2	—

Copper Put Options:
Pounds of copper put options purchased (in millions)	—		564	730
Average LME put strike price per pound	$—		0.950	0.950
Premium cost per pound	$—		0.020	0.023

(A)	2005 excludes El Abra; refer to the table on page 28 for a summary of El Abra’s 2005 zero-premium copper collar program.

(B)	The 2005 unrealized pre-tax losses resulted from the 2005 LME forward average price of $1.617 per pound exceeding the ceiling of our 2005 zero-premium copper collars of $1.40 per pound. The 2006 unrealized pre-tax losses resulted from the 2006 LME forward average price of $1.555 per pound exceeding a portion of our 2006 zero-premium copper collars (weighted average of $1.632 per pound).

     The following table provides a summary of El Abra’s 2005 zero-premium copper collar program for 2005:
(Unaudited)

2005
El Abra Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	452
Monthly average LME put strike price (floor) per pound	$1.000
Annual average LME call strike price (ceiling) per pound	$1.376
Unrealized pre-tax losses for the 2005 third quarter (in millions)(A)	$51
Unrealized pre-tax losses for the nine months ended September 30, 2005 (in millions)(A)	$108

(A)	The unrealized pre-tax losses resulted from the 2005 LME forward average price of $1.617 per pound exceeding the ceiling of our 2005 zero-premium copper collars of $1.376 per pound (approximately $26 million and $55 million for PD’s share for the quarter and nine months ended September 30, 2005, respectively).
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value each reporting period with the gain or loss recorded in earnings. The actual impact of our 2005, 2006 and 2007 zero-premium copper collar programs will not be fully determinable until the maturity of the collars at each respective year-end.
     Increasing energy prices are continuing to impact our costs. Although we mitigate extreme increases in energy costs with long-term power contracts and our price protection programs, we nevertheless pay more for our energy needs during these times of progressively higher energy prices. Energy accounted for 20.4 cents per pound of our production costs in the 2005 third quarter, compared with 14.7 cents per pound in the 2004 third quarter and 19.2 cents in the 2005 second quarter. In the 2005 third quarter, the average West Texas Intermediate (WTI) price of oil was approximately $63 per barrel. In the 2005 fourth quarter, if the base price of oil were to increase by a hypothetical $20 per barrel, our unit cost of copper production would increase by approximately 3.5 to 5.0 cents per pound.
Note: Supplemental Data
     The following tables summarize PDMC’s special items and provisions in operating income for the quarter and nine-month periods ended September 30, 2005 and 2004:
(Unaudited; $ in millions)

	2005 Third Quarter
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	(8.7)	—	—
Environmental insurance recoveries, net	(0.1)	—	—
Historical legal matters	0.3	—	—

	$(8.5)	—	—

(Unaudited; $ in millions)

	Nine Months Ended
	September 30, 2005
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Asset impairment charges	$(419.1)	—	—
Environmental provisions, net	(24.4)	—	—
Environmental insurance recoveries, net	(1.2)	—	—
Historical legal matters	15.3	—	—

	$(429.4)	—	—

(Unaudited; $ in millions)

	2004 Third Quarter
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(11.8)	—	—
Environmental insurance recoveries, net	7.5	—	—
Asset impairment charges	(1.1)	—	—
Historical legal matters	(2.5)	—	—

	$(7.9)	—	—

(Unaudited; $ in millions)

	Nine Months Ended
	September 30, 2004
	U.S.	South	Primary
	Mining	American	Molyb-
	Operations	Mines	denum
Environmental provisions, net	$(14.4)	—	0.3
Environmental insurance recoveries, net	7.3	—	—
Asset impairment charges	(1.1)	—	—
Historical legal matters	(2.5)	—	—

	$(10.7)	—	0.3

Note: Our non-GAAP measure of special items may not be comparable to similarly titled measures reported by other companies.

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the third quarters 2005 and 2004:

	U.S. Mines
				Miami/	Chino/
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Third Quarter 2005
Copper production (thousand short tons):
Total production	102.1	25.3	18.7	3.2	25.6	9.6	184.5
Less undivided interest	15.3	—	—	—	—	—	15.3

Copper production on a consolidated basis	86.8	25.3	18.7	3.2	25.6	9.6	169.2
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	86.8	25.3	18.7	3.2	25.6	9.6	169.2

Copper sales (thousand short tons):
Total copper sales from own mines	102.1	25.3	18.6	3.1	25.6	9.6	184.3
Less undivided interest	15.3	—	—	—	—	—	15.3

Copper sales from own mines on a consolidated basis	86.8	25.3	18.6	3.1	25.6	9.6	169.0
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	86.8	25.3	18.6	3.1	25.6	9.6	169.0

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	86.8	25.3	18.6	3.1	25.6	9.6	169.0

($ in millions)
Operating income (loss)	$128.6	112.4	145.3	1.4	18.6	3.0	409.3
Special items and provisions, net	0.4	—	(8.6)	(0.1)	—	—	(8.3)

Operating income (loss) excluding special items and provisions	$128.2	112.4	153.9	1.5	18.6	3.0	417.6

Third Quarter 2004
Copper production (thousand short tons):
Total production	107.6	30.4	19.9	2.4	29.0	11.1	200.4
Less undivided interest	16.1	—	—	—	—	—	16.1

Copper production on a consolidated basis	91.5	30.4	19.9	2.4	29.0	11.1	184.3
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	91.5	30.4	19.9	2.4	29.0	11.1	184.3

Copper sales (thousand short tons):
Total copper sales from own mines	107.9	32.9	22.1	3.8	29.0	11.1	206.8
Less undivided interest	16.1	—	—	—	—	—	16.1

Copper sales from own mines on a consolidated basis	91.8	32.9	22.1	3.8	29.0	11.1	190.7
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	91.8	32.9	22.1	3.8	29.0	11.1	190.7

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	91.8	32.9	22.1	3.8	29.0	11.1	190.7

($ in millions)
Operating income (loss)	$100.4	57.6	82.0	(0.8)	16.7	7.2	263.1
Special items and provisions, net	(0.1)	—	—	(0.1)	(0.2)	(1.5)	(1.9)

Operating income (loss) excluding special items and provisions	$100.5	57.6	82.0	(0.7)	16.9	8.7	265.0

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Third Quarter 2005
Copper production (thousand short tons):
Total production	52.1	26.6	55.8	134.5
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	52.1	26.6	55.8	134.5
Less minority participants’ shares	8.3	12.3	27.4	48.0

Copper production on a pro rata basis	43.8	14.3	28.4	86.5

Copper sales (thousand short tons):
Total copper sales from own mines	49.9	26.2	57.8	133.9
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	49.9	26.2	57.8	133.9
Less minority participants’ shares	7.9	12.1	28.3	48.3

Copper sales from own mines on a pro rata basis	42.0	14.1	29.5	85.6

Total purchased copper (thousand short tons)	9.1	—	—	9.1

Total copper sales on a consolidated basis	59.0	26.2	57.8	143.0

($ in millions)
Operating income (loss)	$73.1	55.8	52.6	181.5
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$73.1	55.8	52.6	181.5

Third Quarter 2004
Copper production (thousand short tons):
Total production	54.1	24.5	58.0	136.6
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	54.1	24.5	58.0	136.6
Less minority participants’ shares	10.1	4.3	28.5	42.9

Copper production on a pro rata basis	44.0	20.2	29.5	93.7

Copper sales (thousand short tons):
Total copper sales from own mines	56.2	24.5	53.5	134.2
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	56.2	24.5	53.5	134.2
Less minority participants’ shares	10.5	4.3	26.2	41.0

Copper sales from own mines on a pro rata basis	45.7	20.2	27.3	93.2

Total purchased copper (thousand short tons)	5.0	—	—	5.0

Total copper sales on a consolidated basis	61.2	24.5	53.5	139.2

($ in millions)
Operating income (loss)	$77.2	32.5	63.3	173.0
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$77.2	32.5	63.3	173.0

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Third Quarter 2005
Copper production (thousand short tons):
Total production	—	(0.1)	—	318.9	0.6	319.5
Less undivided interest	—	—	—	15.3	—	15.3

Copper production on a consolidated basis	—	(0.1)	—	303.6	0.6	304.2
Less minority participants’ shares	—	—	—	48.0	—	48.0

Copper production on a pro rata basis	—	(0.1)	—	255.6	0.6	256.2

Copper sales (thousand short tons):
Total copper sales from own mines	—	(0.1)	—	318.1	0.6	318.7
Less undivided interest	—	—	—	15.3	—	15.3

Copper sales from own mines on a consolidated basis	—	(0.1)	—	302.8	0.6	303.4
Less minority participants’ shares	—	—	—	48.3	—	48.3

Copper sales from own mines on a pro rata basis	—	(0.1)	—	254.5	0.6	255.1

Total purchased copper (thousand short tons)	—	108.5	6.2	123.8	—	123.8

Total copper sales on a consolidated basis	—	108.4	6.2	426.6	0.6	427.2

Molybdenum production (thousand pounds):
Primary — Henderson	8,386	—	—	8,386	—	8,386
By-product	7,996	—	—	7,996	—	7,996

Total production	16,382	—	—	16,382	—	16,382

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	14,754	—	—	14,754	—	14,754
Purchased molybdenum	2,953	—	—	2,953	—	2,953

Total molybdenum sales	17,707	—	—	17,707	—	17,707

($ in millions)
Operating income (loss)	$71.9	0.3	2.3	665.3	(46.9)	618.4
Special items and provisions, net	—	0.1	—	(8.2)	(0.3)	(8.5)

Operating income (loss) excluding special items and provisions	$71.9	0.2	2.3	673.5	(46.6)	626.9

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Third Quarter 2004
Copper production (thousand short tons):
Total production	—	0.6	—	337.6	—	337.6
Less undivided interest	—	—	—	16.1	—	16.1

Copper production on a consolidated basis	—	0.6	—	321.5	—	321.5
Less minority participants’ shares	—	—	—	42.9	—	42.9

Copper production on a pro rata basis	—	0.6	—	278.6	—	278.6

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.6	—	341.6	—	341.6
Less undivided interest	—	—	—	16.1	—	16.1

Copper sales from own mines on a consolidated basis	—	0.6	—	325.5	—	325.5
Less minority participants’ shares	—	—	—	41.0	—	41.0

Copper sales from own mines on a pro rata basis	—	0.6	—	284.5	—	284.5

Total purchased copper (thousand short tons)	—	98.3	0.5	103.8	—	103.8

Total copper sales on a consolidated basis	—	98.9	0.5	429.3	—	429.3

Molybdenum production (thousand pounds):
Primary — Henderson	6,794	—	—	6,794	—	6,794
By-product	8,277	—	—	8,277	—	8,277

Total production	15,071	—	—	15,071	—	15,071

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,466	—	—	15,466	—	15,466
Purchased molybdenum	3,264	—	—	3,264	—	3,264

Total molybdenum sales	18,730	—	—	18,730	—	18,730

($ in millions)
Operating income (loss)	$17.3	5.5	1.6	460.5	(37.1)	423.4
Special items and provisions, net	—	(3.1)	—	(5.0)	(2.9)	(7.9)

Operating income (loss) excluding special items and provisions	$17.3	8.6	1.6	465.5	(34.2)	431.3

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the nine months ended September 30, 2005 and 2004:

	U.S. Mines
				Miami/	Chino/
	Morenci	Bagdad	Sierrita	Bisbee	Cobre	Tyrone	Subtotal
Nine Months Ended September 30, 2005
Copper production (thousand short tons):
Total production	297.2	80.3	60.1	9.2	79.0	30.9	556.7
Less undivided interest	44.6	—	—	—	—	—	44.6

Copper production on a consolidated basis	252.6	80.3	60.1	9.2	79.0	30.9	512.1
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	252.6	80.3	60.1	9.2	79.0	30.9	512.1

Copper sales (thousand short tons):
Total copper sales from own mines	297.2	81.6	61.3	9.9	79.0	30.9	559.9
Less undivided interest	44.6	—	—	—	—	—	44.6

Copper sales from own mines on a consolidated basis	252.6	81.6	61.3	9.9	79.0	30.9	515.3
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	252.6	81.6	61.3	9.9	79.0	30.9	515.3

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	252.6	81.6	61.3	9.9	79.0	30.9	515.3

($ in millions)
Operating income (loss)	$328.7	313.3	415.4	4.6	(15.3)	(208.2)	838.5
Special items and provisions, net	(0.2)	—	(8.6)	(0.1)	(64.5)	(215.7)	(289.1)

Operating income (loss) excluding special items and provisions	$328.9	313.3	424.0	4.7	49.2	7.5	1,127.6

Nine Months Ended September 30, 2004
Copper production (thousand short tons):
Total production	314.9	81.9	56.5	7.1	62.7	32.8	555.9
Less undivided interest	47.2	—	—	—	—	—	47.2

Copper production on a consolidated basis	267.7	81.9	56.5	7.1	62.7	32.8	508.7
Less minority participants’ shares	—	—	—	—	—	—	—

Copper production on a pro rata basis	267.7	81.9	56.5	7.1	62.7	32.8	508.7

Copper sales (thousand short tons):
Total copper sales from own mines	314.9	84.3	58.6	8.5	62.7	32.8	561.8
Less undivided interest	47.2	—	—	—	—	—	47.2

Copper sales from own mines on a consolidated basis	267.7	84.3	58.6	8.5	62.7	32.8	514.6
Less minority participants’ shares	—	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	267.7	84.3	58.6	8.5	62.7	32.8	514.6

Total purchased copper (thousand short tons)	—	—	—	—	—	—	—

Total copper sales on a consolidated basis	267.7	84.3	58.6	8.5	62.7	32.8	514.6

($ in millions)
Operating income (loss)	$264.8	103.8	182.1	(4.6)	41.7	16.2	604.0
Special items and provisions, net	(0.5)	—	—	(0.1)	(0.6)	(3.3)	(4.5)

Operating income (loss) excluding special items and provisions	$265.3	103.8	182.1	(4.5)	42.3	19.5	608.5

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Nine Months Ended September 30, 2005
Copper production (thousand short tons):
Total production	159.6	76.6	169.7	405.9
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	159.6	76.6	169.7	405.9
Less minority participants’ shares	27.2	23.6	83.2	134.0

Copper production on a pro rata basis	132.4	53.0	86.5	271.9

Copper sales (thousand short tons):
Total copper sales from own mines	158.6	74.3	175.3	408.2
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	158.6	74.3	175.3	408.2
Less minority participants’ shares	27.0	23.2	85.9	136.1

Copper sales from own mines on a pro rata basis	131.6	51.1	89.4	272.1

Total purchased copper (thousand short tons)	15.5	—	—	15.5

Total copper sales on a consolidated basis	174.1	74.3	175.3	423.7

($ in millions)
Operating income (loss)	$213.1	131.4	160.9	505.4
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$213.1	131.4	160.9	505.4

Nine Months Ended September 30, 2004
Copper production (thousand short tons):
Total production	162.6	74.2	182.2	419.0
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	162.6	74.2	182.2	419.0
Less minority participants’ shares	31.5	13.0	89.3	133.8

Copper production on a pro rata basis	131.1	61.2	92.9	285.2

Copper sales (thousand short tons):
Total copper sales from own mines	164.7	75.6	182.9	423.2
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	164.7	75.6	182.9	423.2
Less minority participants’ shares	31.9	13.2	89.6	134.7

Copper sales from own mines on a pro rata basis	132.8	62.4	93.3	288.5

Total purchased copper (thousand short tons)	25.1	—	—	25.1

Total copper sales on a consolidated basis	189.8	75.6	182.9	448.3

($ in millions)
Operating income (loss)	$195.3	95.4	202.5	493.2
Special items and provisions, net	—	—	—	—

Operating income (loss) excluding special items and provisions	$195.3	95.4	202.5	493.2

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Nine Months Ended September 30, 2005
Copper production (thousand short tons):
Total production	—	1.7	—	964.3	1.9	966.2
Less undivided interest	—	—	—	44.6	—	44.6

Copper production on a consolidated basis	—	1.7	—	919.7	1.9	921.6
Less minority participants’ shares	—	—	—	134.0	—	134.0

Copper production on a pro rata basis	—	1.7	—	785.7	1.9	787.6

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.7	—	969.8	1.9	971.7
Less undivided interest	—	—	—	44.6	—	44.6

Copper sales from own mines on a consolidated basis	—	1.7	—	925.2	1.9	927.1
Less minority participants’ shares	—	—	—	136.1	—	136.1

Copper sales from own mines on a pro rata basis	—	1.7	—	789.1	1.9	791.0

Total purchased copper (thousand short tons)	—	266.1	13.4	295.0	—	295.0

Total copper sales on a consolidated basis	—	267.8	13.4	1,220.2	1.9	1,222.1

Molybdenum production (thousand pounds):
Primary — Henderson	25,279	—	—	25,279	—	25,279
By-product	22,482	—	—	22,482	—	22,482

Total production	47,761	—	—	47,761	—	47,761

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	45,184	—	—	45,184	—	45,184
Purchased molybdenum	9,784	—	—	9,784	—	9,784

Total molybdenum sales	54,968	—	—	54,968	—	54,968

($ in millions)
Operating income (loss)	$257.4	(137.4)	1.8	1,465.7	(92.2)	1,373.5
Special items and provisions, net	—	(148.6)	—	(437.7)	8.3	(429.4)

Operating income (loss) excluding special items and provisions	$257.4	11.2	1.8	1,903.4	(100.5)	1,802.9

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC
Nine Months Ended September 30, 2004
Copper production (thousand short tons):
Total production	—	1.7	—	976.6	—	976.6
Less undivided interest	—	—	—	47.2	—	47.2

Copper production on a consolidated basis	—	1.7	—	929.4	—	929.4
Less minority participants’ shares	—	—	—	133.8	—	133.8

Copper production on a pro rata basis	—	1.7	—	795.6	—	795.6

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.7	—	986.7	—	986.7
Less undivided interest	—	—	—	47.2	—	47.2

Copper sales from own mines on a consolidated basis	—	1.7	—	939.5	—	939.5
Less minority participants’ shares	—	—	—	134.7	—	134.7

Copper sales from own mines on a pro rata basis	—	1.7	—	804.8	—	804.8

Total purchased copper (thousand short tons)	—	308.9	1.6	335.6	—	335.6

Total copper sales on a consolidated basis	—	310.6	1.6	1,275.1	—	1,275.1

Molybdenum production (thousand pounds):
Primary — Henderson	20,307	—	—	20,307	—	20,307
By-product	23,075	—	—	23,075	—	23,075

Total production	43,382	—	—	43,382	—	43,382

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	46,614	—	—	46,614	—	46,614
Purchased molybdenum	9,796	—	—	9,796	—	9,796

Total molybdenum sales	56,410	—	—	56,410	—	56,410

($ in millions)
Operating income (loss)	$62.7	17.0	2.8	1,179.7	(89.4)	1,090.3
Special items and provisions, net	0.3	(3.1)	—	(7.3)	(3.1)	(10.4)

Operating income (loss) excluding special items and provisions	$62.4	20.1	2.8	1,187.0	(86.3)	1,100.7

Refer to segment discussion on pages 37 through 42.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 37 and 38 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum
     The Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines the U.S. Mine segments with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American mines to third parties. The South American mines sold approximately 49 percent and 35 percent of their copper to the Sales segment in the third quarters of 2005 and 2004, respectively, and 48 percent and 41 percent for the first nine months of 2005 and 2004, respectively. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
U.S. Mining Operations*
Unaffiliated customers	$1,165.8	902.4
Intersegment elimination	(220.4)	(135.0)

	945.4	767.4

South American Mines**
Unaffiliated customers	225.9	250.8
Intersegment	220.4	135.0

	446.3	385.8

Primary Molybdenum
Unaffiliated customers	468.0	267.1
Intersegment	—	—

	468.0	267.1

Total PDMC
Unaffiliated customers	$1,859.7	1,420.3

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
U.S. Mining Operations*
Unaffiliated customers	$3,049.3	2,573.8
Intersegment elimination	(585.1)	(477.2)

	2,464.2	2,096.6

South American Mines**
Unaffiliated customers	642.0	673.3
Intersegment	585.1	477.2

	1,227.1	1,150.5

Primary Molybdenum
Unaffiliated customers	1,470.9	642.2
Intersegment	—	—

	1,470.9	642.2

Total PDMC
Unaffiliated customers	$5,162.2	3,889.3

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
U.S. Mining Operations — Sales
     Sales and other operating revenues by U.S. Mining Operations increased $178.0 million, or 23 percent, in the 2005 third quarter compared with the 2004 third quarter. This increase primarily was due to higher realized copper prices (approximately $198 million); partially offset by lower copper sales volumes (approximately $21 million) and higher markdown of concentrates from cathode realized prices due to higher treatment and refining charges (approximately $10 million).
     Sales and other operating revenues by U.S. Mining Operations increased $367.6 million, or 18 percent, in the first nine months of 2005 compared with the corresponding 2004 period. This increase primarily was due to higher realized copper prices (approximately $449 million); partially offset by lower copper sales volumes (approximately $71 million) and higher markdown of concentrates from cathode realized prices due to higher treatment and refining charges (approximately $25 million).
South American Mines Segment — Sales
     Sales and other operating revenues by South American Mines increased $60.5 million, or 16 percent, in the 2005 third quarter compared with the 2004 third quarter. This increase was due to higher realized copper prices (approximately $58 million) and higher copper sales volumes (approximately $12 million); partially offset by higher markdown of concentrates from cathode realized prices due to higher treatment and refining charges (approximately $9 million).
     Sales and other operating revenues by South American Mines increased $76.6 million, or 7 percent, in the first nine months of 2005 compared with the corresponding 2004 period. This increase was due to higher realized copper prices (approximately $167 million); partially offset by lower copper sales volumes (approximately $63 million) and higher markdown of concentrates from cathode realized prices due to higher treatment and refining charges (approximately $30 million).
Primary Molybdenum Segment — Sales
     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $200.9 million, or 75 percent, in the 2005 third quarter compared with the 2004 third quarter. This increase primarily was due to higher average molybdenum realizations (approximately $207 million) and higher molybdenum tolling revenue (approximately $7 million); partially offset by slightly lower molybdenum sales volumes (approximately $14 million).
     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $828.7 million, or 129 percent, in the first nine months of 2005 compared with the corresponding 2004 period. This increase primarily was due to higher average molybdenum realizations (approximately $822 million) and higher molybdenum tolling revenue (approximately $20 million); partially offset by slightly lower molybdenum sales volumes (approximately $16 million).
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
Note: Supplemental Data
     The following tables summarize PDMC’s operating income, special pre-tax items and provisions, and the resultant earnings excluding these special items and provisions for the quarter and nine-month periods ended September 30, 2005 and 2004:
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Segment operating income:
U.S. Mining Operations*	$365.0	233.1
South American Mines**	181.5	173.0
Primary Molybdenum	71.9	17.3

	$618.4	423.4

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(8.5)	(7.9)
South American Mines**	—	—
Primary Molybdenum	—	—

	$(8.5)	(7.9)

Segment operating income excluding special items and provisions:
U.S. Mining Operations*	$373.5	241.0
South American Mines**	181.5	173.0
Primary Molybdenum	71.9	17.3

	$626.9	431.3

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
Segment operating income:
U.S. Mining Operations*	$610.7	534.4
South American Mines**	505.4	493.2
Primary Molybdenum	257.4	62.7

	$1,373.5	1,090.3

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(429.4)	(10.7)
South American Mines**	—	—
Primary Molybdenum	—	0.3

	$(429.4)	(10.4)

Segment operating income excluding special items and provisions:
U.S. Mining Operations*	$1,040.1	545.1
South American Mines**	505.4	493.2
Primary Molybdenum	257.4	62.4

	$1,802.9	1,100.7

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Miami/Bisbee, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.
U.S. Mining Operations — Operating Income
     U.S. Mining Operations reported operating income of $365.0 million including special, net pre-tax charges of $8.5 million for the 2005 third quarter, compared with operating income of $233.1 million including special, net charges of $7.9 million for the 2004 third quarter.
     U.S. Mining Operations reported operating income of $610.7 million including special, net pre-tax charges of $429.4 million for the first nine months of 2005, compared with operating income of $534.4 million including special, net pre-tax charges of $10.7 million in the corresponding 2004 period. (Refer to the separate discussion of PDMC’s segments below for further detail.)
Morenci Segment — Operating Income
     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The new facility will employ proprietary technology that has been developed and is under demonstration at the Bagdad copper mine, and is expected to begin operations in 2007. Concentrate leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper sulfide ores to be transformed into copper cathode through the efficient pressure leaching and electrowinning process instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had conse-

quences for several of our other southwest copper operations, resulting in the impairment of certain assets. (Refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion.)
     Operating income of $128.6 million for the 2005 third quarter increased $28.2 million compared with the 2004 third quarter primarily due to higher average copper prices (approximately $58 million); partially offset by lower sales volume (approximately $12 million) and higher cost of copper production (approximately $18 million) primarily due to higher supply costs, and higher repair costs associated with the initial preparations for the restart of milling operations.
     Operating income of $328.7 million for the first nine months of 2005 increased $63.9 million compared with the corresponding 2004 period primarily due to higher average copper prices (approximately $143 million); partially offset by higher cost of copper production (approximately $44 million) and lower sales volume (approximately $37 million). Higher cost of copper production primarily was due to higher operating and repair costs (approximately $57 million) primarily associated with higher supply costs, 2005 first quarter weather-related events and the initial preparations for the restart of milling operations, and higher cathode freight costs (approximately $4 million); partially offset by lower depreciation expense (approximately $9 million) primarily associated with lower production and depreciation rates and a decrease in work-in-process inventories (approximately $7 million).
Bagdad Segment — Operating Income
     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
     Operating income of $112.4 million for the 2005 third quarter increased $54.8 million compared with the 2004 third quarter primarily due to higher by-product molybdenum revenues resulting from higher average prices and volumes (approximately $58 million) and higher average copper prices (approximately $18 million); partially offset by lower sales volume (approximately $16 million) and higher cost of copper production (approximately $6 million), which excludes by-product molybdenum revenues, primarily due to higher energy, supply and maintenance costs.
     Operating income of $313.3 million for the first nine months of 2005 increased $209.5 million compared with the corresponding 2004 period primarily due to higher by-product molybdenum revenues resulting from higher average prices and volumes (approximately $212 million) and higher average copper prices (approximately $46 million); partially offset by higher cost of copper production (approximately $43 million), which excludes by-product molybdenum revenues, and lower sales volumes (approximately $5 million). Higher cost of copper production primarily was due to (i) higher energy, labor, supply and maintenance costs (approximately $20 million), (ii) higher smelting, refining and freight costs (approximately $9 million) resulting from higher concentrate production volume, (iii) higher depreciation expense (approximately $5 million) associated with higher depreciation rates, (iv) higher severance and property taxes (approximately $3 million) resulting from higher copper and molybdenum prices, and (v) the mitigation of damage and additional costs necessitated by record rainfall in the 2005 first quarter (approximately $4 million).
Sierrita Segment — Operating Income
     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper concentrates, electrowon copper cathodes, copper sulfates and molybdenum products.
     Operating income of $145.3 million for the 2005 third quarter increased $63.3 million compared with the 2004 third quarter primarily due to higher by-product molybdenum revenues resulting from higher average prices (approximately $71 million) and higher average copper prices (approximately $14 million); partially offset by higher special, net pre-tax charges for environmental provisions ($8.6 million), lower sales volume (approximately $6 million) and higher cost of copper production (approximately $7 million), which excludes by-product molybdenum revenues, primarily due to higher mining and milling rates associated with ramped-up capacity.
     Operating income of $415.4 million for the first nine months of 2005 increased $233.3 million compared with the corresponding 2004 period primarily due to higher by-product molybdenum revenues resulting from higher average prices (approximately $229 million), higher average copper prices (approximately $35 million) and higher sales volume (approximately $8 million); partially offset by higher cost of copper production (approximately $30 million), which excludes by-product molybdenum revenues, and higher special, net pre-tax charges for environmental provisions ($8.6 million). Higher cost of copper production primarily was due to (i) higher mining and milling rates (approximately $17 million) associated with ramped-up capacity, (ii) higher diesel and maintenance costs (approximately $6 million), (iii) higher severance and property taxes (approximately $4 million) resulting from higher copper and molybdenum prices, and (iv) costs associated with increased copper cathode production volume (approximately $2 million).
Miami/Bisbee Segment — Operating Income (Loss)
     Our wholly owned Miami open-pit mine, located in Miami, Arizona, produces electrowon copper cathodes. The Company’s interest in the Copreco venture that operates the water treatment/copper recovery facility in Bisbee, located in southern Arizona, is accounted for on an equity basis.
     Operating income of $1.4 million for the 2005 third quarter increased $2.2 million compared with the 2004 third quarter primarily due to higher average copper prices (approximately $2 million).
     Operating income of $4.6 million for the first nine months of 2005 increased $9.2 million compared with the corresponding 2004 period primarily due to higher sales volumes (approximately $5 million) and higher average copper prices (approximately $6 million).
Chino/Cobre Segment — Operating Income (Loss)
     Our wholly owned Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine. Our Cobre mine is on care-and-maintenance status with the exception of certain limited mining activities.
     Operating income of $18.6 million for the 2005 third quarter increased by $1.9 million compared with the 2004 third quarter primarily due to higher average copper prices (approximately $20 million); partially offset by higher cost of copper production (approximately $10 million), which excludes by-product molybdenum revenues, and lower sales volume (approximately $8 million). Higher cost of copper production primarily was due to higher mining and milling costs (approximately $14 million) due to the restart of milling operations and ramp-up of mining operations, including increased stripping costs; partially offset by the impact of changes in heap-leach and work-in-process inventories (approximately $8 million).
     An operating loss of $15.3 million for the first nine months of 2005 was unfavorable by $57.0 million compared with the corresponding 2004 period primarily due to higher special, net pre-tax charges ($63.9 million) primarily associated with asset impairment charges of $59.9 million recorded at Cobre in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion) and higher cost of copper production (approximately $91 million), which excludes by-product molybdenum revenues; partially offset by higher copper sales volumes (approximately $41 million), higher average copper prices (approximately $46 million) and by-product molybdenum revenues resulting from higher average prices and volumes (approximately $12 million). Higher cost of copper production primarily was due to (i) higher mining and milling costs (approximately $61 million) resulting from the restart of milling operations and ramp-up of mining operations, including increased stripping costs, (ii) higher smelting and refining costs related to increased concentrate production (approximately $16 million), (iii) the impact of changes in heap-leach and work-in-process inventories (approximately $7 million), and (iv) higher depreciation expense (approximately $6 million) due to higher production volumes and straight-line depreciation of equipment.
Tyrone Segment — Operating Income (Loss)
     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
     Operating income of $3.0 million for the 2005 third quarter decreased by $4.2 million compared with the 2004 third quarter primarily due to higher mining costs resulting from an increase in tons mined (approximately $11 million) and lower sales volumes (approximately $4 million); partially offset by the effect of higher average copper prices (approximately $7 million) and lower special, net pre-tax charges ($1.5 million).
     An operating loss of $208.2 million for the first nine months of 2005 was unfavorable by $224.4 million compared with the corresponding 2004 period primarily due to higher special, net pre-tax charges ($212.4 million) primarily associated with asset impairment charges of $210.5 million recorded in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion), higher mining costs resulting from an increase in tons mined (approximately $30 million) and lower sales volume (approximately $5 million); partially offset by the effect of higher average copper prices (approximately $17 million) and the impact of changes in heap-leach and work-in-process inventories (approximately $5 million).
Manufacturing Segment — Operating Income (Loss)
     Operating income of $0.3 million for the 2005 third quarter decreased by $5.2 million compared with the 2004 third quarter primarily due to higher smelter amortization (approximately $5 million) mostly due to the early maintenance turnaround of the Miami smelter in July 2005 and higher rod mill costs (approximately $3 million) primarily associated with higher energy costs; partially offset by lower special, net pre-tax charges ($3.2 million).
     An operating loss of $137.4 million for the first nine months of 2005 was unfavorable by $154.4 million compared with the corresponding 2004 period primarily due to higher special, net pre-tax charges ($145.5 million) associated with asset impairment charges of $89.6 million and $59.1 million recorded at the Chino smelter and Miami refinery, respectively, in the 2005 second quarter (refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion), higher costs associated with a fire at our Norwich rod mill on January 7, 2005 (approximately $4 million), and higher smelter amortization (approximately $4 million) mostly due to the early maintenance turnaround of the Miami smelter in July 2005.
South American Mines — Operating Income
     South American Mines reported operating income in the 2005 third quarter of $181.5 million, compared with operating income of $173.0 million in the 2004 third quarter.
     South American Mines reported operating income of $505.4 million for the first nine months of 2005, compared with operating income of $493.2 million for the corresponding 2004 period. (Refer to the separate discussion of PDMC’s segments below for further detail.)
Candelaria/Ojos del Salado Segment — Operating Income
     The Candelaria open-pit and underground mine, located near Copiapó in northern Chile, produces copper concentrates. The segment also includes the wholly owned, nearby Ojos del Salado underground mines that produce copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and report minority interest).
     In October 2005, two new four-year agreements covering approximately 415 employees were signed. These agreements expire in October 2009.
     Operating income of $73.1 million for the 2005 third quarter decreased $4.1 million compared with the 2004 third quarter primarily due to higher cost of copper production (approximately $23 million) and lower sales volume (approximately $15 million); partially offset by higher average copper prices (approximately $33 million). Higher cost of copper production primarily was due to higher mining and milling costs (approximately $14 million) primarily associated with higher energy, repair and supply costs, higher smelting and refining costs (approximately $8 million) and the impact of changes in work-in-process inventories (approximately $5 million); partially offset by higher precious metals by-product revenues (approximately $3 million).
     Operating income of $213.1 million for the first nine months of 2005 increased $17.8 million compared with the corresponding 2004 period primarily due to higher average copper prices (approximately $97 million); partially offset by higher cost of copper production (approximately $65 million) and lower sales volumes (approximately $13 million). Higher cost of copper production primarily was due to higher mining and milling costs (approximately $28 million) associated with higher energy, repair and supply costs, the ramp-up of production at Ojos del Salado (approximately $21 million), higher smelting and refining costs (approximately $20 million) and the impact of changes in work-in-process inventories (approximately $3 million); partially offset by lower depreciation expense (approximately $10 million) primarily due to increased ore reserves.
Cerro Verde Segment — Operating Income
     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes. On June 1, 2005, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) completed a general capital increase transaction. The transaction resulted in Sumitomo Metal Mining Co. Ltd. and Sumitomo Corp., known collectively as Sumitomo, acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañia de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders who own shares publicly traded on the Lima Stock Exchange own 7.2 percent of Cerro Verde. As a result of the transaction, Cerro Verde received cash of $441.8 million (net of $1.0 million of expenses) and Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent. Phelps Dodge continues to maintain a majority interest in Cerro Verde, which we fully consolidate (and report minority interest). (Refer to Change in Interest Gain from Cerro Verde Stock Issuance at page 47 for additional discussion.)
     Operating income of $55.8 million for the 2005 third quarter increased $23.3 million compared with the 2004 third quarter primarily due to higher average copper prices (approximately $23 million).
     Operating income of $131.4 million for the first nine months of 2005 increased $36.0 million compared with the corresponding 2004 period primarily due to higher average copper prices (approximately $50 million); partially offset by higher cost of copper production (approximately $14 million) primarily due to higher acid, energy, and repair and maintenance costs.
     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an approximate $850 million expansion of the Cerro Verde mine. In early February 2005, the board unconditionally approved proceeding with project development simultaneously with the financing efforts. On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million for the expansion. (Refer to PDMC - Other Matters on pages 42 and 43 for additional discussion of the Cerro Verde mine expansion.)
El Abra Segment — Operating Income
     The El Abra open-pit mine, located in northern Chile, produces electrowon copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and the remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. We fully consolidate El Abra (and report minority interest).
     Operating income of $52.6 million for the 2005 third quarter decreased $10.7 million compared with the 2004 third quarter primarily due to higher production costs (approximately $14 million), which were partially offset by higher sales volume (approximately $5 million). Higher cost of copper production primarily was due to higher acid and energy costs (approximately $6 million) and leased equipment and maintenance costs (approximately $6 million); partially offset by the impact of changes in heap-leach and work-in-process inventories (approximately $2 million). Average copper prices benefited from higher LME prices (approximately $51 million), but were offset by the mark-to-market effects of copper collars related to 2005 production (approximately $51 million).
     Operating income of $160.9 million for the first nine months of 2005 decreased $41.6 million compared with the corresponding 2004 period primarily due to lower sales volumes (approximately $27 million) and higher production costs (approximately $24 million); partially offset by higher average copper prices (approximately $9 million). Higher production costs were primarily due to higher acid, energy costs and contracted services (approximately $20 million), leased equipment and maintenance costs (approximately $9 million), the unfavorable impact of exchange rates (approximately $5 million) and higher freight (approximately $3 million); partially offset by the impact of changes in heap-leach and work-in-process inventories (approximately $15 million). Average copper prices benefited from higher LME prices (approximately $117 million), but were offset by the mark-to-market effects of copper collars related to 2005 production (approximately $108 million).
Primary Molybdenum — Operating Income
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
     Our expected 2005 molybdenum production is approximately 64 million pounds (approximately 33 million pounds from primary mines and 31 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes, or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in our average annual realized molybdenum price causes a variation in annual operating income before taxes of approximately $43 million.

     Primary Molybdenum is in the process of increasing mine production capacity at its Henderson operation to 40 million pounds per year by mid-2006. The cost to add the increased capacity is expected to total $20 million to $24 million. Primary Molybdenum is also evaluating the possibility of bringing the Climax mine on line in response to market conditions. If it is brought on line, production from the Climax mine could range from 10 million to 20 million pounds a year.
     Operating income for the 2005 third quarter of $71.9 million increased $54.6 million compared with the third quarter of 2004 primarily due to higher average molybdenum realizations (approximately $207 million), lower net production costs (approximately $20 million) and higher tolling revenue due to volume and price (approximately $7 million); partially offset by higher cost of molybdenum purchased from third parties, including by-product molybdenum purchased from certain of our U.S. copper operations (approximately $164 million) and lower molybdenum sales volumes (approximately $14 million). Lower production costs primarily resulted from decreased cost of material drawn from inventory (approximately $29 million); partially offset by higher costs resulting from increased volumes and included higher labor and maintenance costs (approximately $4 million), higher tolling costs due to increased volume (approximately $3 million), and higher depreciation expense (approximately $1 million) due to higher production volumes.
     Operating income of $257.4 million for the first nine months of 2005 increased $194.7 million compared with the corresponding 2004 period primarily due to higher average molybdenum realizations (approximately $822 million), higher tolling revenue due to volume and price (approximately $20 million) and lower net production costs (approximately $12 million); partially offset by higher cost of molybdenum purchased from third parties, including by-product molybdenum purchased from certain of our U.S. copper operations (approximately $633 million), lower molybdenum sales volumes (approximately $16 million) and higher care and maintenance cost (approximately $7 million) primarily associated with the Climax mine. Lower net production costs resulted from decreased cost of material drawn from inventory (approximately $54 million); partially offset by higher costs resulting from increased volumes and included higher labor and maintenance costs (approximately $12 million), higher tolling costs due to increased volume (approximately $8 million), higher conversion costs (approximately $6 million), higher depreciation expense (approximately $5 million), higher outside service costs (approximately $4 million), higher freight and warehousing costs (approximately $4 million) and higher energy costs (approximately $3 million).
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
     Including the effect of the above-mentioned recommencements, we expect our pro rata share of copper production in 2005 to be 2.1 billion pounds (2.5 billion pounds on a consolidated basis); our 2005 molybdenum production is expected to total 64 million pounds.
     Even though we continue to be optimistic about the strong copper and molybdenum markets, we will remain disciplined with our production profile. We will continue to configure our operations so that we can quickly respond to both positive and negative market demand and price swings.
     At September 30, 2005, excluding the Morenci mill, we had approximately 100 million to 150 million pounds of curtailed annual copper production capacity (both our share and 100 percent basis), that could be brought to market depending on equipment availability and near-term mine plans within one to three years. This reflects a reduction from previously disclosed amounts due to Tyrone and Cobre, as these mines were impaired in the 2005 second quarter (refer to PDMC — Other Matters on pages 42 and 43 for further discussion). This curtailed capacity is located at our U.S. mine sites, all with existing infrastructures. However, additional mining equipment may be required at a cost of approximately $100 million to $150 million.
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
PDMC — Other Matters
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a commercial-scale copper concentrate leaching and direct electrowinning facility. It will be built at the Morenci copper mine and is expected to begin operations in 2007. The Morenci project resulted in the Company reassessing its operating capacity, flexibility, efficiencies and costs at its Chino smelter and Miami refinery. Accordingly, the Chino smelter and Miami refinery, which have been on care-and-maintenance status since 2002, will be closed. As a result of the decision to close the Chino smelter and the Miami refinery, in the 2005 second quarter, the Company recognized special, pre-tax impairment charges of

$89.6 million and $59.1 million, respectively, ($68.6 million and $45.2 million, respectively, after-tax) to reduce the related carrying values of these properties to their respective salvage values. In addition, the steps taken at Morenci prompted the Company to reassess the recoverability of the long-lived assets at both our Tyrone and Cobre mines in New Mexico. This reassessment indicated that the assets were not recoverable and that asset impairment charges were required. Accordingly, in the 2005 second quarter, the Company recognized special, pre-tax impairment charges of $210.5 million ($161.2 million after-tax) at its Tyrone mine and $59.9 million ($45.9 million after-tax) at its Cobre mine. (Refer to Note 3, Special Items and Provisions, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion.)
     On July 8, 2005, the Miami smelter was shut down to perform maintenance and repair on its furnace lining, as well as other routine maintenance. The shutdown impacted our copper production slightly and the smelter restarted on July 25, 2005.
     On October 11, 2004, the Phelps Dodge board of directors announced conditional approval of an approximate $850 million expansion of the Cerro Verde mine near Arequipa, Peru. Final approval was contingent upon obtaining financing and obtaining certain key permits and government approvals. The required permits and approvals were obtained in the 2004 fourth quarter, and in early February 2005, the board unconditionally approved proceeding with project development simultaneously with the financing efforts. On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million for the expansion (refer to Note 11, Debt and Other Financing, to our unaudited September 30, 2005, Consolidated Financial Information, for additional information on the Cerro Verde debt-financing facilities). The $442.8 million recently invested by Buenaventura and Sumitomo to increase or establish their ownership interests in Cerro Verde is the major source of equity for the expansion.
     The expansion permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Processing of the sulfide ore is expected to begin in late 2006, and the expanded production rate should be achieved in the first half of 2007. The current copper production at Cerro Verde is approximately 100,000 tons per year. After completion of the expansion, copper production is initially expected to approximate 300,000 tons per year (PD’s share would be approximately 160,700 tons per year).
     For the nine months ended September 30, 2005, approximately $171 million has been spent on the Cerro Verde expansion.
     Sumitomo has agreed in principle to purchase a 20 percent equity interest in Ojos del Salado S.A.A. (Ojos del Salado), which will result in a reduction of Phelps Dodge’s interest to 80 percent from 100 percent. Phelps Dodge will continue to retain a majority interest in Ojos del Salado, which we fully consolidate (and will report the minority interest). As a result of the transaction, Ojos del Salado expects to issue shares to Sumitomo and receive $25 million.
     In late July 2005, the Council of Ministers of the Democratic Republic of the Congo (DRC) approved the principal commercial terms under which the Tenke Fungurume copper/cobalt mining project will be developed. Amended project agreements have been negotiated and are awaiting final ratification by the government of the DRC. Upon this ratification, the project will progress into the development stage. Phelps Dodge has an option allowing it to acquire an effective 57.75 percent interest in the project.
     On September 16, 2005, the U.S. Bureau of Land Management completed a land exchange with the Company. This action allows us to advance development of the proposed copper mining operation near Safford, Arizona, including development of the Dos Pobres and San Juan copper ore bodies, about eight miles north of Safford in southeastern Arizona.
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
     Refer to Note 6, Contingencies, to our unaudited September 30, 2005, Consolidated Financial Information, for additional information.
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
     The Company is continuing to explore strategic alternatives for PDI that may include potential subsidiary sales, selective asset sales, restructurings, joint ventures and mergers, or, alternatively, retention and selective growth. No decision has yet been made to proceed with any such transaction and no assurance can be given that a transaction will be concluded. Whether any such transaction would result in the recognition of a gain or loss depends on the final purchase price and other terms and cannot yet be determined. On September 6, 2005, the Phelps Dodge board of directors approved plans for Specialty Chemicals to build a new carbon black manufacturing facility in Bahia, Brazil, at a greenfield location in the Camacari petrochemical complex in the northeastern area of Brazil.
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$180.8	171.1
Wire and Cable	319.3	255.1

	$500.1	426.2

Operating income:
Specialty Chemicals	$7.6	5.1
Wire and Cable	9.4	7.4

	$17.0	12.5

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
Sales and other operating revenues to unaffiliated customers:
Specialty Chemicals	$546.4	500.2
Wire and Cable	869.3	704.9

	$1,415.7	1,205.1

Operating income:
Specialty Chemicals	$29.7	32.2
Wire and Cable	26.7	16.0

	$56.4	48.2

PDI — Sales
     PDI reported sales to unaffiliated customers of $500.1 million for the 2005 third quarter, compared with sales of $426.2 million for the 2004 third quarter. The increase of $73.9 million was due to higher Wire and Cable sales that increased $64.2 million primarily as a result of increased metal prices and increased demand for energy cables and building wire in the international and domestic markets (approximately $56 million) and favorable foreign exchange rate impacts (approximately $7 million). Additionally, Specialty Chemicals sales increased $9.7 million primarily due to improved pricing mostly associated with the pass-through of a portion of higher feedstock oil costs to customers and negotiated price increases (approximately $20 million) and favorable foreign exchange impacts (approximately $11 million); partially offset by lower sales volumes (approximately $21 million) primarily in Europe and North America.
     PDI reported sales to unaffiliated customers of $1,415.7 million for the first nine months of 2005, compared with sales of $1,205.1 million in the corresponding 2004 period. The increase of $210.6 million was due to higher Wire and Cable sales that increased $164.4 million primarily as a result of increased metal prices and increased demand for energy cables and building wire in the international markets (approximately $145 million) and favorable foreign exchange rate impacts (approximately $14 million). Additionally, Specialty Chemicals sales increased $46.2 million primarily due to improved pricing primarily associated with the pass-through of a portion of higher feedstock oil costs to customers and negotiated price increases (approximately $39 million) and foreign exchange impacts (approximately $34 million); partially offset by lower sales volumes (approximately $27 million) primarily in Europe.

PDI — Operating Income
     PDI reported operating income of $17.0 million for the 2005 third quarter, including special, net pre-tax charges of $1.8 million, compared with operating income of $12.5 million for the 2004 third quarter including special, net pre-tax charges of $3.3 million.
     PDI reported operating income of $56.4 million for the first nine months of 2005, including special, net pre-tax charges of $3.3 million, compared with operating income of $48.2 million for the first nine months of 2004, including special, net pre-tax charges of $7.6 million. (Refer to the separate discussion of PDI’s Specialty Chemicals and Wire and Cable segments below for further detail.)
Note: Supplemental Data
     The following tables summarize PDI’s operating income, special items and provisions and the resultant earnings excluding these special items and provisions for the quarter and nine-month periods ended September 30, 2005 and 2004:
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Operating income	$17.0	12.5
Special, pre-tax items and provisions	(1.8)	(3.3)

Segment operating income excluding special items and provisions	$18.8	15.8

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
Operating income	$56.4	48.2
Special, pre-tax items and provisions	(3.3)	(7.6)

Segment operating income excluding special items and provisions	$59.7	55.8

Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.
Note: Supplemental Data
     The following tables summarize PDI’s special items and provisions, all of which related to Wire and Cable, for the quarter and nine-month periods ended September 30, 2005 and 2004:
(Unaudited; $ in millions)

	Third Quarter
	2005	2004
Environmental provisions, net	$(0.1)	(0.2)
Wire and Cable restructuring programs/closures	0.3	(3.1)
Asset impairment charges	(2.0)	—

	$(1.8)	(3.3)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
Environmental provisions, net	$(0.1)	(0.3)
Wire and Cable restructuring programs/closures	(0.8)	(6.7)
Asset impairment charges	(2.4)	(0.6)

	$(3.3)	(7.6)

Specialty Chemicals — Operating Income
     Specialty Chemicals reported operating income of $7.6 million for the 2005 third quarter, compared with operating income of $5.1 million for the 2004 third quarter. The increase of $2.5 million primarily was due to higher variable margins (approximately $5 million) primarily driven by favorable foreign exchange rate impacts, which were offset by higher feedstock costs resulting from the rise in oil prices, and lower costs (approximately $4 million) mostly resulting from operational restructuring activities; partially offset by lower sales volumes (approximately $7 million) primarily in Europe and North America.
     Specialty Chemicals reported operating income of $29.7 million for the first nine months of 2005, compared with operating income of $32.2 million for the first nine months of 2004. The decrease of $2.5 million primarily was due to lower sales volumes (approximately $10 million) primarily in Europe, and higher costs (approximately $4 million) mostly associated with accelerated depreciation for 2005 operational restructuring activities; partially offset by improved variable margins (approximately $11 million) reflecting higher prices, the pass through of a portion of higher feedstock costs and favorable foreign exchange rate impacts.
     In August 2005 and October 2005, Specialty Chemicals’ Sevalco, U.K., and Marshall, West Virginia, carbon black plants received the ISO 14001 environmental certification. These plants are the last two Specialty Chemicals’ operating carbon black plants to receive the certification. Specialty Chemicals is the only major global carbon black company to receive the ISO 14001 environmental certification for all of its operating plants.
Wire and Cable — Operating Income
     Wire and Cable reported operating income of $9.4 million, including special, net pre-tax charges of $1.8 million for the 2005 third quarter, compared with operating income of $7.4 million, including special, net pre-tax charges of $3.3 million for the 2004 third quarter. The increase of $2.0 million primarily was due to lower depreciation expense (approximately $2 million), improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $1 million) and the impact of lower special, net pre-tax charges ($1.5 million); partially offset by lower sales volumes and margins for magnet wire and specialty conductors (approximately $3 million).
     Wire and Cable reported operating income of $26.7 million, including special, net pre-tax charges of $3.3 million for the first nine months of 2005, compared with operating income of $16.0 million, including special, net pre-tax charges of $7.6 million for the corresponding 2004 period. The increase of $10.7 million primarily was due to improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $9 million), lower depreciation expense (approximately $4 million) and lower special, net pre-tax charges ($4.3 million); partially offset by lower sales volumes and margins for magnet wire and specialty conductors (approximately $6 million).
OTHER MATTERS RELATING TO THE CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
     Cost of products sold was $1,550.6 million for the 2005 third quarter, compared with $1,246.5 million for the 2004 third quarter. The increase of $304.1 million primarily was attributable to higher purchased cathode and concentrate (approximately $146 million) due to lower production volumes, an increase in copper and molybdenum production costs (approximately $88 million — refer to PDMC’s segments on pages 37 to 42 for further discussion), higher costs of molybdenum purchased from third parties (approximately $34 million) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $39 million).
     Cost of products sold was $4,220.0 million for the first nine months of 2005, compared with $3,478.5 million for the corresponding 2004 period. The increase of $741.5 million primarily was attributable to an increase in copper and molybdenum production costs (approximately $343 million - refer to PDMC’s segments on pages 37 to 42 for further discussion), higher costs of molybdenum purchased from third parties (approximately $179 million), increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $124 million) and higher purchased cathode and concentrate (approximately $88 million) due to lower production volumes.
Selling and General Administrative Expense
     Selling and general administrative expense was $48.3 million for the 2005 third quarter, compared with $42.0 million for the 2004 third quarter. The increase of $6.3 million primarily resulted from higher contributions to charitable organizations (approximately $4 million).
     Selling and general administrative expense was $136.1 million for the first nine months of 2005, compared with $114.7 million for the corresponding 2004 period. The increase of $21.4 million primarily resulted from contributions to the Phelps Dodge Foundation and other charitable organizations (approximately $10 million), higher employee incentive and variable compensation expense (approximately $4 million), and higher restricted stock amortization (approximately $3 million).
Exploration and Research Expense
     Net exploration and research expense was $27.1 million for the 2005 third quarter, compared with $15.8 million for the 2004 third quarter. The increase of $11.3 million resulted from higher PDMC research expense (approximately $2 million) primarily due to increased project development work by the Process Technology Center in Safford, Arizona, and higher exploration spending (approximately $9 million) primarily in central Africa and at U.S. mines.
     Net exploration and research expense was $72.6 million for the first nine months of 2005, compared with $44.9 million for the corresponding 2004 period. The increase of $27.7 million resulted from higher PDMC research expense (approximately $13 million) primarily due to increased project development work by the Process Technology Center in Safford, Arizona, and higher exploration spending (approximately $14 million) primarily in central Africa and at U.S. mines.
Interest Expense
     Interest expense, net of capitalized interest, was $12.0 million for the 2005 third quarter, compared with $28.9 million for the 2004 third quarter. The decrease of $16.9 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2004 and 2005 (approximately $11 million) and higher capitalized interest (approximately $7 million) primarily associated with the Cerro Verde expansion.
     Interest expense, net of capitalized interest, was $56.2 million for the first nine months of 2005, compared with $99.9 million for the corresponding 2004 period. The decrease of $43.7 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2004 and 2005 (approximately $36 million) and higher capitalized interest (approximately $9 million) primarily associated with the Cerro Verde expansion.
Early Debt Extinguishment Costs
     In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter special, pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
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
     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023. These debentures had a book value of approxi-

mately $149 million and were redeemed for a total of $152.7 million, plus accrued interest. This resulted in a 2004 first quarter special, pre-tax charge of $3.9 million ($3.1 million after-tax) for early debt extinguishment costs, including purchase premiums.
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
Change in Interest Gain from Cerro Verde Stock Issuance
     In the 2005 second quarter, Cerro Verde completed a general capital increase transaction. The transaction resulted in Sumitomo acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Buenaventura increased its ownership position in Cerro Verde to 18.2 percent, and the remaining minority shareholders who own shares publicly traded on the Lima Stock Exchange owned 7.2 percent of Cerro Verde. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to Sumitomo, Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a special, pre-tax gain of $159.5 million ($172.9 million after-tax) for Phelps Dodge associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest; partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and Sumitomo. The capital increase will be used to partially finance an approximate $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde. The cash received in this transaction from Sumitomo may only be used for the sulfide project and is reflected as restricted cash for reporting purposes. At September 30, 2005, restricted cash associated with the sulfide project was $79.7 million, compared with $168.3 million at June 30, 2005. (Refer to PDMC — Other Matters on pages 42 and 43 for additional discussion of the Cerro Verde mine expansion.)
Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net was $24.2 million for the 2005 third quarter, compared with $21.6 million for the 2004 third quarter. The increase of $2.6 million resulted primarily from higher interest income ($18.1 million); partially offset by lower dividend income ($7.7 million) resulting from the sale of SPCC in the 2005 second quarter, and the absence of a 2004 gain on the settlement of an historical legal matter ($9.5 million).
     Miscellaneous income and expense, net was $86.7 million for the first nine months of 2005, compared with $25.1 million for the corresponding 2004 period. The increase of $61.6 million resulted primarily from higher dividend income ($23.0 million) primarily received from SPCC during the first half of 2005, higher interest income ($35.6 million) and the absence of the 2004 write-downs of cost-basis investments ($10.0 million); partially offset by a decrease resulting from the absence of the 2004 gain on the settlement of an historical legal matter ($9.5 million).
Provision for Taxes on Income
     The Company’s income tax provision for the 2005 third quarter resulted from taxes on earnings at U.S. operations ($57.1 million) including recognition of valuation allowances ($34.1 million), and taxes on earnings at international operations ($51.5 million) including benefits from the release of valuation allowances ($0.9 million).
     The Company’s income tax provision for the nine months ended September 30, 2005, resulted from taxes on earnings at U.S. operations ($179.2 million) including recognition of valuation allowances ($2.2 million), and taxes on earnings at international operations ($135.2 million) including recognition of valuation allowances ($0.6 million).
     The net recognition in our domestic valuation allowances for the quarter and nine months ended September 30, 2005, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss (NOL) carryforwards.
     The Company’s income tax provision for the 2004 third quarter resulted from taxes on earnings at international operations ($36.1 million) including benefits from the release of valuation allowances ($14.8 million) and taxes on earnings at U.S. operations ($26.1 million) including benefits from the release of valuation allowances ($25.7 million).
     The Company’s income tax provision for the nine months ended September 30, 2004, resulted from (i) taxes on earnings at international operations ($91.9 million) including benefits from the release of valuation allowances ($60.6 million), (ii) taxes on earnings at U.S. operations ($39.0 million) including benefits from the release of valuation allowances ($91.9 million) and (iii) the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation ($9.0 million); partially offset by the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine ($30.8 million).
     The release of both the domestic and international valuation allowances for the quarter and nine months ended September 30, 2004, reflects NOLs and other tax credits that were expected to be utilized.

     (Refer to Note 8, Provision for Taxes on Income, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion of the Company’s effective income tax rate.)
CHANGES IN FINANCIAL CONDITION
Working Capital
     During the first nine months of 2005, net working capital balances (excluding cash and cash equivalents, restricted cash and debt) increased $234.3 million. This increase resulted primarily from:
•	a $324.1 million increase in accounts receivable primarily due to copper receivables resulting from higher copper prices and sales volumes (approximately $188 million), repayment of securitization program (approximately $85 million) and molybdenum receivables resulting from higher molybdenum prices (approximately $52 million);

•	a $69.8 million increase in inventories primarily due to lower molybdenum sales (approximately $42 million) and higher purchases at Wire and Cable mostly in anticipation of increased sales volumes (approximately $29 million);

•	a $63.5 million increase in prepaid expenses and other current assets primarily due to higher prepaid taxes (approximately $39 million) that will be factored into our 2005 fourth quarter estimated tax payment, fair value adjustments associated with derivatives (approximately $9 million), the reclassification of the current portion of long-term investments (approximately $8 million) and timing of payments for insurance (approximately $3 million);

•	a $38.5 million decrease in accrued income taxes primarily due to payments, net of refunds (approximately $356 million) and a tax benefit associated with stock options (approximately $36 million); partially offset by higher foreign, federal and state income tax provisions (approximately $318 million) and the reclassification of prepaid income taxes (approximately $39 million);

•	a $36.1 million increase in current deferred tax assets primarily due to reclassification from non-current deferred income taxes; and

•	a $19.5 million increase in supplies due to a build-up primarily associated with anticipated longer lead times for certain supplies and parts and production increases (approximately $16 million) and higher prices for acid (approximately $5 million); partially offset by

•	a $320.0 million increase in accounts payable and accrued expenses mostly due to higher mark-to-market adjustments on copper collars (approximately $153 million), higher cathode and concentrate purchase (approximately $58 million), net increases in asset retirement obligation costs (approximately $60 million) and environmental reserves (approximately $17 million) primarily resulting from the reclassification of the current portions for the acceleration of certain environmental and reclamation projects, and timing of payments (approximately $19 million).
Cash and Cash Equivalents
     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At September 30, 2005, consolidated cash (including restricted cash) totaled $2,505.3 million, of which $1,079.3 million was held at our international operations. Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the United States.
     The following table reflects the U.S. and international components of consolidated cash at September 30, 2005, and December 31, 2004:
(Unaudited; $ in millions)

	September 30,	December 31,
	2005	2004
U.S. operations:
Phelps Dodge	$1,426.0	678.4

International operations:
Phelps Dodge	810.1	453.3
Minority participants’ shares	269.2	68.4

	1,079.3	521.7

Total consolidated cash	$2,505.3	1,200.1

     Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.
Capital Expenditures and Investments
     Capital expenditures and investments in subsidiaries for the nine months ended September 30, 2005, totaled $403.7 million including $359.1 million for PDMC, $34.6 million for PDI and $10.0 million for other corporate-related activities. Capital expenditures and investments in subsidiaries for the corresponding 2004 period totaled $160.2 million including $115.5 million for PDMC, $33.8 million for PDI and $10.9 million for other corporate-related activities. Capital expenditures and investments in subsidiaries for the year 2005 are expected to be approximately $700 million, including approximately $620 million for PDMC, approximately $65 million for PDI, and approximately $15 million for other corporate-related activities. The increase in capital expenditures for 2005, compared with the $317.3 million spent in 2004, is primarily due to the $300 million Cerro Verde expects to spend on its expansion project in 2005 and approximately $25 million for our share of the construction costs for the Luna power plant. These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. The 2005 capital expenditures for the Cerro Verde expansion project will be funded by the cash proceeds received from its equity partners, Cerro Verde cash reserves, project financing and operating cash flows.
Debt
     At September 30, 2005, our total debt was $730.7 million, compared with $1,044.2 million at June 30, 2005, and $1,096.9 million at December 31, 2004. The $366.2 million decrease in total debt from December 31, 2004, primarily was due to the July 2005 retirement of long-term debt (approximately $280 million), a net decrease in short-term borrowings (approximately $48 million) mostly associated with current year payments made at El Abra, and the full repayment of El Abra’s subordinated debt (approximately $34 million). Our ratio of debt to total capitalization was 9.8 percent at September 30, 2005, compared with 14.3 percent at June 30, 2005, and 18.3 percent at December 31, 2004.

     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. At September 30, 2005, there was approximately $75 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at September 30, 2005, amounted to approximately $1,025 million, of which approximately $225 million could be used for additional letters of credit. (Refer to Note 11, Debt and other Financing, to our unaudited September 30, 2005, Consolidated Financial Information, for additional discussion of the credit facility.)
     In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter special, pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million for the expansion of the Cerro Verde copper mine (refer to PDMC — Other Matters on pages 42 and 43 for additional discussion of the Cerro Verde mine expansion). Export credit agencies and commercial banks supporting the debt-financing facility are the Japan Bank for International Cooperation (JBIC), KfW banking group of Germany (KfW), Calyon New York Branch, Mizuho Corporate Bank of Japan, Scotia Capital of Canada and the Royal Bank of Scotland. The JBIC facility also includes Sumitomo Mitsui Banking Corp. and Bank of Tokyo Mitsubishi. Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company, Sumitomo and Buenaventura to pledge their respective shares of Cerro Verde.
     The financing comprises (i) a JBIC facility with two tranches totaling $247.5 million (Tranche A of $173.25 million and Tranche B of $74.25 million), (ii) a KfW facility totaling $22.5 million, and (iii) a commercial bank loan facility of $180.0 million, of which $90.0 million represents a stand-by facility intended to be replaced by the issuance of Peruvian bonds at a later date. The financing has a maximum 10-year term, and repayment consists of 16 semi-annual installments commencing on the earlier of the March 20 or the September 20 next occurring after commencement of commercial operations or March 20, 2008. Under the JBIC and commercial bank loan facilities, interest is payable at a floating rate based on LIBOR, plus a fixed margin. Under the KfW facility, interest is payable at a variable or fixed rate, determined by Cerro Verde based on market rates at the time of drawdown. At September 30, 2005, there were no borrowings under the facilities; copper market conditions and internally generated cash will determine future borrowings.
Dividends
     On June 2, 2005, Phelps Dodge increased the quarterly stock dividend from 25 cents per common share to 37.5 cents per common share. For the first nine months of 2005, Phelps Dodge paid regular quarterly dividends of 87.5 cents per common share amounting to $84.8 million. The common stock dividend for the 2005 fourth quarter will be paid on December 2, 2005, to common shareholders of record at the close of business on November 16, 2005.
     For the first nine months of 2005, Phelps Dodge paid quarterly dividends of $5.0625 per mandatory convertible preferred share amounting to $10.1 million. On August 15, 2005, the Series A Mandatory Convertible Preferred Stock (Series A Stock) was converted into 4.2 million shares of Common Stock.

Contractual Obligations
     The following table summarizes Phelps Dodge’s contractual obligations at September 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The following table, as of September 30, 2005, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2004:
(Unaudited; $ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short-term debt	$31.1	31.1	—	—	—
Long-term debt	699.6	43.0	63.6	23.7	569.3
Scheduled interest payment obligations*	994.7	51.7	96.3	91.4	755.3
Asset retirement obligations**	70.0	33.4	20.6	10.0	6.0
Take-or-pay contracts	853.5	364.9	202.5	91.7	194.4

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at September 30, 2005, for variable rate debt.

**	Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of September 30, 2005. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes cash payments of approximately $84 million that are expected to be incurred in connection with accelerating certain closure projects (refer to Others Items that May Affect Liquidity on pages 50 through 52 for further discussion of the Accelarated Projects). Additionally, we have also excluded payments for reclamation activities that are expected to occur after five years that are either not estimable and/or for which the timing is not determinable because the majority of these cash flows are expected to occur over an extended period of time commencing near the end of the mine life.
     Our take-or-pay contracts primarily include contracts for petroleum-based feedstock for conversion into carbon black (approximately $354 million), contracts for other supplies and services (approximately $176 million) of which approximately $158 million was associated with the expansion of the Cerro Verde mine, contracts for electricity (approximately $132 million), transportation and port fee commitments (approximately $82 million), contracts for copper anode for deliveries of specified volumes at market-based prices to our El Paso refinery (approximately $67 million), contracts for natural gas (approximately $20 million), contracts for sulfuric acid for deliveries of specified volumes based primarily on negotiated rates to El Abra (approximately $13 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $9 million). Approximately 57 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC North American operations at generally fixed-priced arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily due to our carbon black operations in Brazil. Transportation obligations total approximately $61 million primarily for Candelaria contracted ocean freight rates and El Abra sulfuric acid freight arrangements. Our carbon black facility in the United Kingdom has port fee commitments of approximately $14 million over approximately 43 years. Our copper mine in Peru has port fee commitments of approximately $7 million over approximately 21 years.
Guarantees
     Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge Corporation as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 19, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2004, for additional discussion regarding our financial guarantee and indemnity obligations. As of September 30, 2005, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in connection with our guarantees that existed as of December 31, 2004. Phelps Dodge has provided certain parent guarantees associated with the Cerro Verde debt-financing facility (refer to Note 11, Debt and Other Financing, to our unaudited September 30, 2005, Consolidated Financial Information). There were no other guarantees issued in the 2005 third quarter that had a material impact on our consolidated financial statements.
Other Items that May Affect Liquidity
     On October 20, 2005, the Company’s board of directors approved a program to return $1.5 billion in capital to shareholders by the end of 2006, to be implemented in several stages. As part of this program, the board declared a special cash dividend of $5.00 per common share, or approximately $500 million, which is payable on December 2, 2005, to shareholders of record at the close of business on November 16, 2005. Based on the Company’s current balance sheet and its view of 2006 and overall world economic conditions, the board also approved a share repurchase program of up to $1 billion. The Company, however, may issue additional special dividends in lieu of share repurchases. The timing, form and amounts of additional distributions during 2006 will depend upon market conditions and other factors.
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
     New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering the future cost of reclamation. In contrast, Arizona’s Mine Land Reclamation Act (the Arizona Act) permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund future reclamation costs identified in an approved reclamation plan. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.
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
     On June 16, 2005, the Chilean government published legislation establishing a progressive tax rate on the operational margin generated on mining activities in Chile (5 percent for companies, including our subsidiaries in Chile, whose annual sales exceed 50,000 metric tons of copper). This law is effective January 1, 2006. The impact of this law on the Company’s Chilean subsidiaries has not yet been determined and is pending issuance of regulations by the Chilean IRS, which is expected in the 2005 fourth quarter.
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
     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). We currently are considering the impact of the Act on our practice of reinvesting the earnings of our foreign subsidiaries. The Act provides an effective U.S. federal tax rate of 5.25 percent on certain foreign earnings repatriated during a one-year period (2005 for Phelps Dodge), but also results in the loss of any foreign tax credits associated with these earnings. The maximum amount of the Company’s foreign earnings that qualify for this one-time deduction is approximately $638 million. At the present time, other than the amount provided for dividends received in 2005 from Cerro Verde, we have not decided whether and to what extent we might repatriate foreign earnings or the related income tax effect of such repatriation. Our analysis indicates that the additional utilization of the provision discussed above would have minimal impact on the Company’s taxes. We expect to finalize our assessment by the end of the 2005 fourth quarter, at which time any tax impact would be recognized.
     On August 15, 2005, our Series A Stock automatically converted, at the rate of 2.083, into 4.2 million shares of Common Stock. The conversion rate was based on the average closing market price for the 20 consecutive trading days ending with the third trading day immediately preceding the conversion date. Each share of Series A Stock was non-voting and entitled to an annual dividend of $6.75, paid quarterly.

     During the 2005 third quarter, the Company finalized a year-long process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation (ARO) projects. The increased spending was prioritized based on projects where we have regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations (Accelerated Projects). For the years 2001 to 2003, environmental reserve and ARO payments averaged approximately $28 million per year and in 2004, were approximately $101 million. The spending in 2004 was substantially higher than prior periods primarily as a result of a large settlement at our Yonkers, New York, site and work conducted to satisfy permit modifications related to our Tyrone mine in New Mexico. Our current plan is to increase spending, including capital, on Accelerated Projects to approximately $100 million to $150 million for 2005 and approximately $150 million per year for 2006 and 2007.
Other
     In the 2005 fourth quarter, we will complete our annual update to our company-wide business plans that includes updating our mine plans and associated ore reserve estimates, and our Specialty Chemicals and Wire and Cable business plans. The mine plans are based upon management’s estimates including long-term copper and molybdenum prices reflective of recent historic average copper and molybdenum price cycles. Specialty Chemicals and Wire and Cable business plans are based on management’s analysis and estimates of their respective market dynamics. Upon completion of our business plans in the fourth quarter, we will evaluate any significant changes in our mines and businesses and conduct impairment analyses, if appropriate.
Diesel Fuel and Natural Gas Price Protection Programs
     We purchase significant quantities of diesel fuel and natural gas to operate our facilities as inputs to the manufacturing process, electricity generation and copper refining.
     To reduce the Company’s significant exposure to rapid price increases in these energy products, the Company enters into energy price protection programs for our North American and Chilean operations. These programs serve as insurance to mitigate the impact of rapid energy price increases and the substantial impact they may have on our production cash costs. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of diesel fuel and natural gas call option contracts and fixed-price swaps. The call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or “strike price.” Call options allow the Company to cap the commodity purchase cost at the strike price of the option while allowing the Company the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed commodity purchase price for delivery during a specific hedge period.
     At September 30, 2005, our diesel fuel price protection program had outstanding diesel fuel option contracts in place to hedge 13.5 million gallons of diesel fuel through December 2005. As of September 30, 2004, our diesel fuel price protection program had 13.9 million gallons of diesel fuel hedged. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying diesel fuel purchases.
     As of September 30, 2005, our natural gas price protection program had outstanding natural gas option contracts in place to hedge 1.8 million decatherms of natural gas through December 2005. As of September 30, 2004, our natural gas price protection program had outstanding natural gas option contracts in place to hedge 1.9 million decatherms of natural gas. Gains on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying purchases.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in the Company’s market risk during the first nine months of 2005. For additional information on market risk, refer to pages 41 through 43 and 78 through 83 of our report on Form 10-K for the year ended December 31, 2004.
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
Changes in Internal Control Over Financial Reporting
     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the first nine months of 2005.
Part II. Other Information
Item 1. Legal Proceedings
     I. Reference is made to paragraph I of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended June 30, 2005.
     The Company submitted its written response to the NOV during a meeting with ADEQ on August 22, 2005. By letter dated September 9, 2005, ADEQ closed the NOV based on a determination that the Company had met the “documenting compliance” provisions of the NOV.

     II. Reference is made to paragraph II of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended June 30, 2005.
     On June 15, 2005, the New Mexico Court of Appeals overturned WQCC’s dismissal of a third party’s appeal of Chino’s closure permit. The New Mexico Supreme Court has declined to review the Court of Appeals decision. Under the decision, Chino’s closure permit is expected to be remanded to the WQCC for a hearing.
     III. Reference is made to paragraph XI of Part 1, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004, paragraph III of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended March 31, 2005 and to paragraph VII of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended June 30, 2005.
     A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., has been filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but has been transferred to the District of Massachusetts, where the class action is pending. The time to respond to the complaint has not expired.
     The New Jersey Supreme Court has denied a request by the plaintiffs in the New Jersey action to certify an appeal of the order dismissing that action.
     IV. Reference is made to paragraph XII of Part 1, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2004.
     Western Nuclear, Inc. (WNI), along with two other potentially responsible parties, executed a Consent Decree with the U.S. government to resolve its liability for conditions at the White King/Lucky Lass Superfund Site located near Lakeview, Oregon. Pursuant to the Consent Decree, the potentially responsible parties are required to perform the remedial design and remedial action work at the Site. The remedial action includes consolidation of waste rock piles and capping the piles with clean fill material. In return, the U.S. government is providing the potentially responsible parties with a covenant not to sue and contribution protection from all claims for liability for response costs. It is anticipated that the Consent Decree will be entered by the District Court of Oregon following a thirty-day (30) public comment period. Separately, WNI executed a settlement agreement with one potentially responsible party, resolving that party’s claims against WNI for past and future response costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended September 30, 2005:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
July 1-31, 2005	7,621	$93.63	—	—
August 1-31, 2005	575	107.58	—	—
September 1-30, 2005	5,141	117.82	—	—

Total	13,337	$103.56	—	—

*	The shares shown have been repurchased under the Company’s applicable restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, certain employees may elect to satisfy their tax obligations on restricted stock awards by having the Company withhold a portion of their shares of restricted stock. Additionally, the Company repurchases shares in the SSP as a result of changes in investment elections by plan participants.

Item 5. Other Information
(b)	The purpose of this disclosure is to clarify the proper dates under which shareholder proposals will be considered for the Company’s annual meeting of shareholders to be held May 26, 2006. The Company will review for inclusion in next year’s proxy statement shareholder proposals received by December 15, 2005. Proposals should be sent to the Assistant General Counsel and Secretary, Phelps Dodge Corporation, One North Central Avenue, Phoenix, Arizona 85004. Shareholder proposals not included in next year’s proxy statement may be brought before the May 26, 2006 annual meeting of shareholders by a shareholder of the Company who is entitled to vote at the meeting, who has given a written notice to the Assistant General Counsel and Secretary of the Company containing certain information specified in the By-Laws and who was a shareholder of record at the time such notice was given. Such notice must be delivered to or mailed and received at the One North Central Avenue address noted above no earlier than the close of business on January 26, 2006, and no later than the close of business on February 25, 2006 (or, for shareholder proposals nominating directors, no earlier than the close of business on January 25, 2006, and no later than the close of business on February 24, 2006), except that if the date of the 2006 annual meeting of shareholders is changed, and the meeting is held before April 26, 2006, or after July 26, 2006, such notice must be delivered or mailed and received at the One North Central Avenue address specified above no earlier than the close of business 120 days prior to the new date of such annual meeting and no later than the close of business on the later of (i) the 90th day prior to the new date of such meeting, and (ii) the 10th day following the day on which a public announcement of the new date of such annual meeting is first made.
Item 6. Exhibits
     Exhibits required to be filed by the Company are listed in the Index to Exhibits.
     Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: October 27, 2005	By:	/s/ Denise R. Danner Denise R. Danner
Vice President and Controller
(Principal Accounting Officer)
Index to Exhibits
10.1	Master Participation Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent).

10.2	Completion Guarantee, dated as of September 30, 2005, among Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Compañia de Minas Buenaventura S.A.A., Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent).

10.3	Master Security Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., Calyon New York Branch (as Administrative Agent), Citibank, N.A. and Citibank del Perú S.A.

10.4	Transfer Restrictions Agreement, dated as of September 30, 2005, among SMM Cerro Verde Netherlands, B.V., Compañia de Minas Buenaventura S.A.A., Cyprus Climax Metals Company, Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., and Calyon New York Branch (as Administrative Agent).

10.5	JBIC Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, and Sumitomo Mitsui Banking Corporation (as JBIC Agent).

10.6	KfW Loan Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and KfW.

10.7	Commercial Banks Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Calyon New York Branch (as Administrative Agent), Calyon New York Branch, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, and The Royal Bank of Scotland plc.

10.8	PD Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to the Operator’s Agreement dated June 1, 2005, between Sociedad Minera Cerro Verde S.A.A. and Minera Phelps Dodge del Perú S.A.C.).

10.9	PD Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to (i) the Concentrate Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated, and (ii) the Cathodes Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.