Form 10-K
period 2005-12-31
PHELPS DODGE CORP
filed 2006-02-27
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period___to ___
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of this Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of Common Shares of the issuer held by nonaffiliates at June 30, 2005, was approximately $8,962,097,728.
Number of Common Shares outstanding at February 17, 2006: 101,763,500 shares.
Documents Incorporated by Reference:

Document	Location in 10-K

Proxy Statement for 2006 Annual Meeting	Part III

PHELPS DODGE CORPORATION
Annual Report on Form 10-K
For the Year Ended December 31, 2005

Table of Contents	Page
PART I.

Items 1. and 2. Business and Properties	1
Phelps Dodge Mining Company	2
Properties, Facilities and Production	2
U.S. Mines	2
South American Mines	5
Manufacturing Segment	6
Primary Molybdenum Segment	6
Worldwide Copper Production, by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production	7
Phelps Dodge Copper Production Data, by Source	8
Phelps Dodge Copper Sales Data, by Source	9
Phelps Dodge Other Metal Production and Sales	10
Phelps Dodge Manufacturing and Sales Production	11
Other Mining	12
Ore Reserves	14
Average Drill-Hole Spacing at Ore Reserve Properties	16
Metallurgical Recovery	16
Mill and Leach Stockpiles	16
Copper and Molybdenum Prices	17
Mineralized Material	18
Sales and Competition	19
Prices, Supply and Consumption	19
Costs	21
Environmental and Other Regulatory Matters	21
Ownership of Property	27
Phelps Dodge Industries	27
Wire and Cable Segment	28
Discontinued Operations — Columbian Chemicals	29
Environmental Matters	30
Labor Matters	30
Research and Development	31
Other Environmental Matters	31
Item 1A. Risk Factors	33
Item 3. Legal Proceedings	36
Item 4. Submission of Matters to a Vote of Security Holders	39
Executive Officers of Phelps Dodge Corporation	40

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters	41
Item 6. Selected Financial Data	42
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows	45
Critical Accounting Policies and Estimates	47
Results of Phelps Dodge Mining Company	55
Results of Phelps Dodge Industries	71
Discontinued Operations and Assets Held for Sale	73
Other Matters Relating to the Consolidated Statement of Income	74
Changes in Financial Condition; Capitalization	77
Capital Outlays	93
Inflation	93
Dividends and Market Price Ranges	93
Quarterly Financial Data	94
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	44
Item 8. Financial Statements and Supplementary Data Index to Consolidated Financial Statements	96
Report of Management on Internal Control Over Financial Reporting	96
Report of Independent Registered Public Accounting Firm	97
Consolidated Statement of Income	98
Consolidated Balance Sheet	99
Consolidated Statement of Cash Flows	100
Consolidated Statement of Shareholders’ Equity	101
Notes to Consolidated Financial Statements	102
Financial Data by Geographic Area	142
Financial Data by Business Segment	143
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A. Controls and Procedures	44
Item 9B. Other Information	44

PART III.

Item 10. Directors and Executive Officers of the Registrant	146
Item 11. Executive Compensation	146
Item 12. Security Ownership of Certain Beneficial
Owners and Management	146
Item 13. Certain Relationships and Related Transactions	146
Item 14. Principal Accounting Fees and Services	146
Item 15. Exhibits, Financial Statement Schedules	146
Valuation and Qualifying Accounts and Reserves	151
Signatures	152
Exhibit 10.10
Exhibit 10.13
Exhibit 10.18
Exhibit 10.22
Exhibit 10.26
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 11
Exhibit 12.1
Exhibit 12.2
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31
Exhibit 32

PHELPS DODGE CORPORATION
2005 Annual Report on Form 10-K
PART I
Items 1. and 2. Business and Properties
     Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or our) is one of the world’s leading producers of copper and molybdenum, and is the world’s largest producer of molybdenum-based chemicals and continuous-cast copper rod.
     The Company consists of two major divisions: (i) Phelps Dodge Mining Company (PDMC) and (ii) Phelps Dodge Industries (PDI).
     (i) PDMC includes our worldwide, vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and project development programs. PDMC includes 11 reportable segments – Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone (located in the United States), Candelaria/Ojos del Salado, Cerro Verde and El Abra (located in South America), Manufacturing, Sales and Primary Molybdenum – and other mining activities. In 2005, the Company reassessed its reportable segments and determined that Miami/Bisbee will no longer be an individual reportable segment.
     In 2005, PDMC produced 1,228,000 tons of copper on a consolidated basis (1,042,300 tons on a pro rata basis, which reflects our ownership interest) from worldwide mining operations, and an additional 60,000 tons of copper for our partner’s 15 percent undivided interest in the Morenci mine. Gold, silver, molybdenum, rhenium and sulfuric acid are by-products of our copper and molybdenum operations. Production of copper for our own account (our pro rata share) from our U.S. operations constituted approximately 53 percent of the copper mined in the United States in 2005. Much of our U.S. copper cathode production, together with additional copper cathode purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry. We also are engaged in exploration efforts for metals and minerals throughout the world.
     In 2005, PDMC produced 62.3 million pounds of molybdenum from mining operations. High-purity, chemical-grade molybdenum concentrate is produced at our Henderson mine in Colorado. Most of the concentrate produced at Henderson is roasted at our Fort Madison, Iowa, facility and is further processed at the facility’s chemical plant into value-added molybdenum chemical products. In addition, some of the concentrate is processed into salable molysulfide for use primarily in the lubricant industry.
     Molybdenum concentrate is also produced as a by-product at three of our U.S. copper operations. This concentrate generally is roasted at one of our three roasting operations to produce technical-grade molybdic oxide for sale into metallurgical markets (i.e., steel industries).
     We also have research and process technology facilities primarily at our Process Technology Center in Safford, Arizona, and a research and development facility for engineered materials at our Climax Technology Center in Sahuarita, Arizona.
     (ii) PDI, our manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector.
     Our Wire and Cable segment has operations in the United States, Latin America, Asia and Africa. This segment produces magnet wire, copper and aluminum energy cables, specialty conductors and other products for sale principally to original equipment manufacturers for use in electrical motors, generators, transformers, medical applications and public utilities.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals Company (Columbian Chemicals or Columbian), previously disclosed as our Specialty Chemicals segment, to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. This transaction is expected to be completed in the 2006 first quarter. In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets to Rea Magnet Wire Company, Inc. (Rea). This transaction was completed on February 10, 2006. (Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further discussion of these transactions.)
     The Company is continuing to explore strategic alternatives for Phelps Dodge High Performance Conductors, a unit of Wire and Cable.
     Note 23, Business Segment Data, to our Consolidated Financial Statements contained herein includes financial data for each of the last three years relating to our business segments, including data by geographic area.
     Phelps Dodge was incorporated as a business corporation under the laws of the state of New York in 1885. Our corporate headquarters is located in Phoenix, Arizona, and is a leased property. We employed approximately 15,000 people worldwide on February 15, 2006.
     Throughout this document, unless otherwise stated, all references to tons are to short tons, and references to ounces are to troy ounces.
Available Information. Phelps Dodge files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Phelps Dodge) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.
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

     Phelps Dodge also makes available free of charge on its internet site its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent summary annual report to shareholders, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. Some of these documents are in PDF format and require Adobe Acrobat® Reader software for viewing, which is available at no cost. A link to Adobe’s Internet site is provided to download the software, if needed. The information on Phelps Dodge’s Web site is not incorporated by reference into this report.
PHELPS DODGE MINING COMPANY
     PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria/Ojos del Salado, Bagdad, Sierrita and Chino/Cobre segments also produce gold and silver, and the Bagdad, Sierrita and Chino mines also produce molybdenum and rhenium as by-products.
     The Manufacturing segment consists of conversion facilities including our smelter, refinery and rod mills. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     The Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.
     The Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products. This segment also includes a technology center whose primary activity is developing, marketing and selling new engineered products and applications.
     Our U.S. Mining Operations and our South American Mines are discussed herein together, where appropriate, as our Worldwide Copper Mining Operations. U.S. Mining Operations comprise the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities. South American Mines comprise the following reportable segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
Properties, Facilities and Production
     Following is a map indicating the approximate location of PDMC’s U.S. copper and molybdenum mines:
United States Mines
U.S. Mines
     We produce electrowon copper cathode at leaching and solution extraction/electrowinning (SX/EW) operations near Tyrone and Silver City (Chino), New Mexico mines, and Morenci, Bagdad and Green Valley (Sierrita), Arizona mines. We produce copper concentrate from open-pit mines and concentrators located at Bagdad and Green Valley, Arizona (Bagdad and Sierrita mines, respectively) and Silver City, New Mexico (Chino mine). Our Miami mine in Arizona, which has the capability to produce electrowon copper cathode, has been curtailed since 2002.
     We are the world’s leading producer of copper using the SX/EW process. In 2005, we produced a total of 532,700 tons of copper cathode at our SX/EW facilities in the United States, which includes our partner’s 15 percent undivided interest in our Morenci mine. This compares with 567,100 tons in 2004 and 569,600 tons in 2003. SX/EW is a cost-effective process for extracting copper from certain types of ores and is a major factor in our continuing efforts to maintain internationally competitive costs. The annual design plating capacity of our electrowon copper plants is 410,000 tons at Morenci, 105,000 tons at Miami, 75,000 tons at Chino, 84,000 tons at Tyrone, 25,000 tons at Sierrita and 32,500 tons at Bagdad, which includes 17,500 tons of capacity associated with its concentrate-leach facility.
     Morenci
     The Morenci complex in southeastern Arizona is the largest copper producing operation in North America. Morenci comprises an open-pit mine, a concentrator, four solution extraction facilities and three electrowinning tankhouses. We operate Morenci and own an 85 percent undivided interest; the remaining 15 percent interest is owned by Sumitomo Metal Mining Arizona, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci production.

     In 2001, Morenci was converted to a mine-for-leach facility, and as a result, the Morenci concentrator was placed on care-and-maintenance status. Morenci’s annual electrowon cathode production is approximately 410,000 tons, and its crush-leach facility processes approximately 85,000 tons of ore daily with the remaining ore processed through stockpile leaching.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at Morenci, and to restart its concentrator. The concentrate-leaching facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, and copper production is projected to be approximately 150 million pounds per year. We have also made plans to accelerate the restart of the Morenci concentrator, which is expected to allow us to produce approximately 32,000 tons of concentrate in 2006. We plan to treat this concentrate at our smelter located in Miami, Arizona. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter.
     We are, at present, a party to litigation that could adversely impact the allocation of available water supplies for the Morenci operation and our other properties in Arizona. (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)
     Bagdad
     Our wholly owned Bagdad operation in northwestern Arizona mines copper sulfide and oxide ore. The operation consists of an open-pit mine, a sulfide ore concentrator producing copper and molybdenum concentrates, and a leaching system with an SX/EW operation producing copper cathode. In January 2002, as a result of the then-current economic environment, Bagdad’s mill throughput was curtailed temporarily to approximately one-half capacity. In January 2004, Bagdad began increasing production and resumed producing at full capacity in the 2004 second quarter. This decision was based upon the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance.
     In 2002, Bagdad constructed a high-temperature, pressure copper leaching demonstration plant for approximately $40 million designed to recover annually 35 million pounds of commercial-grade copper cathode from chalcopyrite concentrates. The plant was commissioned in the 2003 first quarter and achieved full production in the 2003 second quarter. The facility is the first of its kind in the world to use high-temperature pressure leaching to process chalcopyrite concentrates.
     In early 2005, this plant was converted to operate at medium-temperature conditions (i.e., 160°C) to prove an alternative technology that generates significantly less sulfuric acid and requires less oxygen than the high-temperature process. This process has potential application in operations and projects where excess by-product sulfuric acid cannot be beneficially used in stockpile or heap leaching operations, and could result in a lower-cost option for certain applications. The facility’s conversion was completed in May 2005, and the plant was operated in this mode for approximately seven months. The proprietary Phelps Dodge medium-temperature process (incorporating direct electrowinning) was successfully demonstrated during the seven-month period of operation, producing LME Grade A cathode that was processed through Phelps Dodge rod mills. At the conclusion of the planned demonstration period, the facility was converted back to operate at high-temperature conditions (225°C) in December 2005 to provide the Bagdad operation with a greater amount of by-product acid necessary for low-grade stockpile leaching operations. This technology is proprietary and is covered under a Technology Development Agreement between Phelps Dodge and Placer Dome, Inc. This technology could assist in our long-term, cost-reduction strategy. Our medium-temperature technology will be utilized at the Morenci concentrate-leaching facility.
     Sierrita
     We own the Sierrita mine near Green Valley, Arizona. The facility consists of an open-pit mine, a sulfide ore concentrator producing copper and molybdenum concentrates, two molybdenum roasters and a rhenium processing facility. Sierrita also uses an oxide and low-grade sulfide ore stockpile leaching system with an SX/EW operation to produce copper cathode. Late in 2004, the Company completed construction of a plant that is capable of producing approximately 40 million pounds of copper sulfate pentahydrate. This is an alternative to cathode production and production commenced in early 2005. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located.
     Sierrita’s on-site roasters process molybdenum concentrates produced at Sierrita, Bagdad and Chino, as well as purchased concentrates or concentrates tolled for third parties. The resulting metallurgical-grade molybdic oxide and related products are either packaged for shipment to customers worldwide or transported to other facilities for further processing.
     At year-end 2001, as a result of the then-current economic environment, mill throughput at the Sierrita mine was reduced temporarily to approximately one-half of its capacity. In January 2004, Sierrita began increasing production and resumed producing at full capacity in the 2004 fourth quarter. This decision was based upon the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance.
     Miami/Bisbee
     Our wholly owned operations at Miami, Arizona, consist of an open-pit copper mine, an SX/EW operation producing copper cathode, a smelter, an acid plant, an electrolytic refinery (permanently closed in 2005) and a copper rod plant. The small Bisbee copper precipitation operation is located in southern Arizona. In January 2002, as a result of the then-current economic environment, the Miami mine and refinery were closed temporarily and remained closed through 2005. For 2005, 2004 and 2003, Miami’s production of 12,300 tons, 9,800 tons and 17,800 tons, respectively, reflected only residual leach production.
     In June 2005, with the decision to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, the company reassessed its operating capacity, flexibilities, efficiencies and costs, which resulted in the permanent closure of the Miami refinery. The closure of the Miami refinery resulted in an asset impairment charge of $59.1 million ($45.2 million after-tax) in the 2005 second quarter. (See the Manufacturing segment for additional discussion.)
     In January 2003, as a result of reduced production at our Bagdad and Sierrita mines along with reduced toll concentrate terms, the Miami smelter was partially curtailed. In the 2004 second quarter, the Miami smelter resumed operating at full capacity. This decision was based upon the rapid increase in copper prices, our view of market fundamentals for copper over the next several years, and our internal concentrate and sulfuric acid balance.
     Chino/Cobre
     We operate an open-pit copper mine, concentrator, leaching and SX/EW facility near Silver City, New Mexico, and a smelter (permanently closed in 2005) in Hurley, New Mexico, that are owned by Chino Mines Company (Chino), a general partnership in which we held a two-thirds interest through December 18, 2003, and a 100 percent interest thereafter. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owned the remaining one-third interest in Chino. On December 19, 2003, we purchased Heisei’s interest in Chino. Prior to December 19, 2003, each partner purchased its proportionate share of Chino’s monthly copper production.
     Beginning in late 1998 and extending through the first half of 1999, production was curtailed resulting in a reduction of approximately 35,000 tons of annual copper production. In March 2001, the concentrator was temporarily shut down, and in January 2002, the Chino mine and smelter were closed temporarily. Chino’s SX/EW operations continued producing copper through leaching of existing stockpiles. The production from these stockpiles declined steadily during 2002 and 2003, and limited mining for leach material was renewed in April 2003. In September 2003, Chino resumed a full mine-for-leach operation. Chino’s milling operations increased to approximately 80 percent of capacity in the 2004 third quarter and remained there through 2005.
     In June 2005, with the decision to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, the company reassessed its operating capacity, flexibilities, efficiencies and costs, which resulted in the permanent closure of the Chino smelter. The closure of the Chino smelter resulted in an asset impairment charge of $89.6 million ($68.6 million after-tax) in the 2005 second quarter. (See the Manufacturing segment for additional discussion.)
     On December 19, 2003, a wholly owned subsidiary of the Company acquired Heisei’s one-third general partnership interest in Chino. In connection with this transaction, Heisei paid, on behalf of Chino, approximately $64 million in cash to a trust to provide a portion of the financial assurance for mine closure/close out obligations. That amount represented a one-third share of the then-current estimate by the state of New Mexico of the amount of financial assurance Chino must provide in connection with its current permits. In addition, Heisei paid $50 million to the Company’s subsidiary to cover other Heisei obligations. Due to our business expectations and plans, which resulted in significant differences in the assumed operating life of Chino compared with that assumed by Heisei, we recognized an extraordinary gain of $68.3 million upon completing the transaction.
     Cobre Mining Company Inc. (Cobre) is located in southwestern New Mexico, adjacent to our Chino operations. The primary assets of Cobre include an open-pit copper mine, a concentrator and the surrounding 12,000 acres of land, including mineral rights. In 1999, production was suspended, reducing copper production by approximately 35,000 tons per year. In December 2002, after revising mine plans and assessing recoverability, the Company recognized an impairment charge to write down Cobre’s assets by $115.5 million (before and after taxes). In 2004, Cobre resumed limited mining activities, including rehabilitation of haul roads, drilling and blasting to establish new access to mining areas, and cleaning of pit benches. In 2005, permitting to optimize future production with Chino’s mining operations was initiated. In June 2005, with the decision to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, the Company reassessed the recoverability of Cobre’s long-lived assets. This assessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable, resulting in the recognition of an asset impairment charge of $59.9 million ($45.9 million after-tax). The asset impairment charges resulted from projected higher acid, external smelting and freight costs. As a result of the Chino smelter being permanently closed, the charges also reflected estimated higher restart and operating costs of running the Cobre mill, and increased costs for building a tailing pipeline from Cobre to the Chino mine based upon a recent detailed engineering evaluation.
     Tyrone
     Phelps Dodge operates its wholly owned Tyrone open-pit mine and SX/EW plant near Tyrone, New Mexico. Tyrone has been a mine-for-leach operation since 1992. Beginning in late 2003, we partially curtailed production at Tyrone to focus on stockpile reclamation. During 2005, a combination of mining and reclamation activities was conducted. These activities are expected to continue through 2006 as Tyrone focuses on site reclamation while mining its remaining ore reserves. The Tyrone SX/EW operations continue at a declining production rate.
     In June 2005, with the decision to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, the Company reassessed the recoverability of Tyrone’s long-lived assets. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable, and resulted in an asset impairment charge of $210.5 million ($161.2 million after-tax). The asset impairment charge resulted from fundamental changes to its life-of-mine cash flows. In addition to higher expected acid costs, Phelps Dodge decided to accelerate reclamation of portions of stockpiles around the mine perimeter. At the same time, the estimated cost associated with reclaiming the perimeter stockpiles increased. These factors increased costs and also decreased Tyrone’s copper ore reserves by approximately 155 million pounds, or 14 percent.
     Even though we remain optimistic about the strong copper and molybdenum markets, we will remain disciplined about our production profile. We will continue to configure our operations so that we can quickly respond both to positive and negative market demand and price swings.

     Following is a map indicating the approximate location of PDMC’s South American mines:
South American Mines
South American Mines
     We produce electrowon copper cathode at leaching and SX/EW operations near Arequipa, Peru, and near Calama, Chile. We produce copper concentrate from an open-pit and three underground mines and two concentrators located near Copiapó, Chile.
     In 2005, we produced a total of 335,300 tons of copper cathode at our SX/EW facilities in South America, compared with 337,900 tons in 2004 and 346,100 tons in 2003. Our total annual design capacity of electrowon copper cathode production is 248,000 tons at El Abra and 96,000 tons at Cerro Verde.
     Candelaria/Ojos del Salado
     We operate the Candelaria mine located near Copiapó in the Atacama Desert of northern Chile. The operation consists of an open-pit and underground copper mines, a concentrator, port and associated facilities. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary, and the remaining 20 percent interest is jointly owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. In addition, we own two underground mines, a concentrator and associated infrastructure as part of our Ojos del Salado operation. These facilities are owned through our Chilean subsidiary, Compañía Contractual Minera Ojos del Salado. In 2004, due to the rapid increase in copper prices, we resumed operation of the concentrator and the two underground mines. The facilities had been curtailed since 1998. On December 22, 2005, Ojos del Salado completed a general capital increase transaction in which SMMA Candelaria, Inc. acquired a 20 percent equity interest in Ojos del Salado. As a result of the transaction, Ojos del Salado received cash of $24.8 million (net of $0.2 million of expenses) and Phelps Dodge’s interest in Ojos del Salado was reduced to 80 percent from 100 percent. Phelps Dodge continues to retain a majority interest in Ojos del Salado, which we fully consolidate (and report minority interest). (Refer to Change in Interest Gains on pages 75 and 76 for additional discussion of this transaction.)
     El Abra
     The El Abra operation consists of a mine-for-leach, open-pit mining operation that uses three stages of crushing prior to leaching, an on/off heap leach pad, and an SX/EW operation to produce copper cathode. Other lower-grade material is placed as uncrushed, run-of-mine material and leached. Phelps Dodge owns a 51 percent partnership interest in Sociedad Contractual Minera El Abra (El Abra), a Chilean contractual mining company. The remaining 49 percent is owned by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). El Abra holds mining concessions over more than 33,000 acres of land near Calama in the copper-rich Second Region of northern Chile.
     Cerro Verde
     The Cerro Verde operation, located approximately 30 kilometers southwest of Arequipa, Peru, consists of two open-pit mines, Cerro Verde and Santa Rosa, a heap-leach operation and an SX/EW operation. Cerro Verde produces copper cathode. The ore is processed through three stages of crushing and placed on a leach pad after agglomeration. Other lower-grade material is placed as uncrushed, run-of-mine material and leached.
     On June 1, 2005, Cerro Verde completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V., also an indirect subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, acquiring an equity position in Cerro Verde totaling 21 percent. In addition, Compañía de Minas Buenaventura S.A. (Buenaventura), a publicly traded Peruvian mining concern, increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Cerro Verde received cash of $441.8 million (net of $1.0 million of expenses) and Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent. Phelps Dodge continues to maintain a majority interest in Cerro Verde, which we fully consolidate (and report minority interests).
     In early February 2005, the Phelps Dodge board of directors approved proceeding with an approximate $850 million expansion of the Cerro Verde mine simultaneously with financing efforts. On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion. The above-mentioned cash invested by Sumitomo and Buenaventura to establish or increase their ownership interests in Cerro Verde is a major source of funds for the expansion. For the year ended December 31, 2005, approximately $300 million was spent on the Cerro Verde expansion.
     The expansion permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Processing of the sulfide ore is expected to begin in the 2006 fourth quarter, and the expanded production rate should be achieved in the first half of 2007. The current copper production at Cerro Verde is approximately 100,000 tons per year of copper cathode. After completion of the expansion, copper production is expected to approximate 300,000 tons per year (approximately 160,700 tons per year for Phelps Dodge’s share).

Manufacturing Segment
     We own and operate a copper smelter in Miami, Arizona, and prior to 2002 we operated a smelter in Hurley, New Mexico (Chino smelter). We smelt virtually all of our share of our U.S. copper concentrate production and on occasion, depending on market circumstances and internal production requirements, concentrate production from our South American operations. In addition, we may purchase concentrate to keep our smelter operating at efficient levels. We refine our share of anode copper production from our smelter at our refinery in El Paso, Texas, and from late 1999 to early 2002 also at our refinery in Miami, Arizona. The El Paso refinery has an annual production capacity of about 450,000 tons of copper cathode, which is sufficient to refine all the anode copper we produce for our account at our operating smelter.
     Our El Paso refinery also produces nickel sulfate (converted to nickel carbonate production in 2004), copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.
     In January 2002, the Chino smelter was temporarily closed. From 2001 to 2005, the El Paso refinery operated significantly below capacity due to the conversion of the Morenci operation to a mine-for-leach operation in 2001 and the curtailment of certain production facilities in early 2002. As a result of production curtailments announced in the 2001 fourth quarter, the Miami refinery was temporarily closed in 2002. In June 2005, the decision to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine had consequences for several of Phelps Dodge’s southwest operations. With future Morenci copper concentrate production being fed into the concentrate-leach facility, the Miami smelter will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at its operations in the southwestern United States. Accordingly, the Chino smelter, which had been on care-and-maintenance status, was permanently closed and demolition initiated. With the closing of the Chino smelter, Phelps Dodge will have unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, the refinery in El Paso, Texas, will continue to operate. The El Paso refinery is more than twice the size of our refinery in Miami, Arizona, and has sufficient capacity to refine all anodes expected to be produced from Phelps Dodge’s operations in the southwestern United States given the changes brought by the above-mentioned Morenci project. Accordingly, the Miami refinery, which had been on care-and-maintenance, was permanently closed. As a result of the decision to close the Chino smelter and Miami refinery, we recorded asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
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
     Phelps Dodge owns the underground Henderson molybdenum mine near Empire, Colorado. The operation consists of an underground, block-cave mine where molybdenite ore is mined and transported to a conventional sulfide concentrator. The concentrator is capable of operating at a rate of 32,000 tons of ore per day, producing molybdenum concentrate containing up to 58 percent molybdenum. Most of the concentrate is shipped to our Fort Madison, Iowa, roasting and chemical processing facility where high-purity products are made for final sale to customers. A portion of Henderson’s production is further refined and sold to customers as molysulfide.
     In May 2000, as a result of an oversupply of molybdenum and continued low prices in the world market, Phelps Dodge announced a plan to curtail molybdenum production by approximately 20 percent and reduce its Henderson workforce by approximately 130 workers. This production curtailment essentially remained in place through 2003. In 2004, based on rapidly increasing molybdenum prices and our view of market fundamentals for molybdenum, we increased annual production at Henderson to approximately 28 million pounds, and in 2005, annual production at Henderson was approximately 32 million pounds. Henderson is expected to be capable of producing up to 40 million pounds annually by mid-2006. Henderson is currently developing the new 7210-foot production level. The 7700-foot production level of the mine that has been the principal ore production level since 1991 will be depleted by mid-2007. The cost to add the increased capacity is expected to total $20 million to $24 million.
     Phelps Dodge also owns the Climax molybdenum mine near Leadville, Colorado. The operation consists of an underground and open-pit mine, and a 16,000-ton-per-day concentrator. The Climax molybdenum mine was placed on care-and-maintenance in 1995 by its previous owner. We expect to bring Climax into production concurrent with the exhaustion of the Henderson molybdenum mine ore reserves for continued long-term primary molybdenum supply for the chemicals business. Nonetheless, we continue to evaluate short- and mid-term production opportunities for the Climax mine based on market conditions and projections as well as manage the facility in a manner that allows its production to commence in a timely and efficient manner. If it is brought on line, production from the Climax mine could range from 5 million to 24 million pounds a year. The property comprises more than 14,000 acres.
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
     The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, a metallurgical packaging facility and a chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in the wet chemical plant.
     We also produce ferromolybdenum and molysulfide for worldwide customers at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.
     Climax has a technology center located in Sahuarita, Arizona, focused on new product development and product applications as an extension of our metals business.
Worldwide Copper Production, by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production
     The following tables show our worldwide copper production by source for the years 2001 through 2005; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:
•	conversion of Morenci operations to mine-for-leach during 1999 and 2000, with completion in the 2001 first quarter; concentrator was placed on care-and-maintenance status in 2001;

•	curtailment of mill throughput at Bagdad to approximately one-half capacity in January 2002, followed by an increase in mill throughput to approximately 80 percent in January 2003, and an increase in production in January 2004, reaching full capacity in the 2004 second quarter;

•	curtailment of mill throughput at Sierrita to approximately one-half capacity in January 2002, followed by an increase in production in January 2004, reaching full capacity in the 2004 fourth quarter;

•	temporary closure of the Miami mine and refinery in January 2002; partial curtailment of Miami’s smelter throughput in January 2003, followed by restart at full capacity in the 2004 second quarter; permanent closure of the Miami refinery in the 2005 second quarter;

•	curtailment of Chino operations beginning in the 1998 fourth quarter, followed by temporary shut-down of the concentrator in March 2001 and temporary closure of the mine and smelter in January 2002; a partial restart of mining for leach material in April 2003, with a full restart of mining for leach materials in September 2003; an increase in milling operations to 80 percent of capacity in the 2004 third quarter; permanent closure of the Chino smelter in the 2005 second quarter;

•	curtailment of Cobre mining and milling operations that have remained unchanged since its temporary shutdown in March 1999;

•	partial curtailment at Tyrone beginning in September 2003; Tyrone mining operations were temporarily curtailed in 2004 to focus on stockpile reclamation. A combination of mining and reclamation activities were conducted in 2005, and are expected to continue through 2006, as Tyrone focuses on site reclamation while mining its remaining ore reserves. Tyrone SX/EW operations continue at a declining production rate;

•	restart of Ojos del Salado underground mining and milling operations in the 2004 second quarter;

•	completion of the run-of-mine leach project at El Abra with production commencing January 2002;

•	partial curtailment of Henderson operations beginning in the 2000 second quarter to 18 million pounds, followed by an increase in production to approximately 28 million pounds by the end of 2004 and 32 million annual pounds in 2005.

Phelps Dodge Copper Production Data, by Source
(thousand tons)

	2005	2004	2003	2002	2001

Material mined (a)
Morenci	255,887	234,491	237,338	248,505	281,474
Bagdad	64,093	61,194	48,935	42,912	63,680
Sierrita	63,358	53,231	35,525	23,066	60,869
Chino	65,060	43,443	12,299	220	59,277
Tyrone	28,840	1,647	16,319	45,515	73,990
Miami	—	—	—	—	32,702
Candelaria	105,344	106,585	108,442	109,211	126,509
Ojos del Salado	2,800	836	—	—	—
Cerro Verde	68,620	75,727	72,965	75,982	68,685
El Abra	85,140	83,705	87,682	76,831	82,737

Total material mined	739,142	660,859	619,505	622,242	849,923
Less 15% undivided interest at Morenci	38,383	35,174	35,601	37,276	42,220

Material mined on a consolidated basis	700,759	625,685	583,904	584,966	807,703
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	3,785	73	19,758
Candelaria (c)	21,069	21,317	21,688	21,842	25,302
Ojos del Salado (d)	15	—	—	—	—
Cerro Verde (e)	23,810	13,252	12,769	13,297	12,020
El Abra (f)	41,719	41,015	42,964	37,647	40,541

Material mined on a pro rata basis	614,146	550,101	502,698	512,107	710,082

Mill ore processed
Morenci	—	—	—	—	4,301
Bagdad	26,592	27,157	26,103	19,783	31,667
Sierrita	39,199	34,885	26,654	21,439	38,133
Chino	12,604	4,895	—	—	3,109
Candelaria (g)	25,064	27,318	26,407	28,507	27,365
Ojos del Salado	2,586	742	—	—	—

Total mill ore processed	106,045	94,997	79,164	69,729	104,575
Less 15% undivided interest at Morenci	—	—	—	—	645

Mill ore processed on a consolidated basis	106,045	94,997	79,164	69,729	103,930
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	—	1,036
Candelaria (c)	5,013	5,464	5,281	5,701	5,473
Ojos del Salado (d)	12	—	—	—	—

Mill ore processed on a pro rata basis	101,020	89,533	73,883	64,028	97,421

Leach ore placed in stockpiles
Morenci	239,052	224,918	228,940	241,955	258,202
Bagdad (h)	23,857	23,627	—	328	696
Sierrita	1,888	1,330	375	170	14,347
Chino (h)	28,103	30,799	11,066	198	31,009
Tyrone (h)	20,328	18,185	10,722	34,835	27,513
Miami	—	—	—	—	10,208
Cerro Verde	22,839	22,628	21,014	24,096	23,436
El Abra (h)	83,620	71,361	80,604	71,224	75,875

Total leach ore placed in stockpiles	419,687	392,848	352,721	372,806	441,286
Less 15% undivided interest at Morenci	35,858	33,738	34,341	36,293	38,729

Leach ore placed in stockpiles on a consolidated basis	383,829	359,110	318,380	336,513	402,557
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	3,376	66	10,336
Cerro Verde (e)	8,025	3,959	3,677	4,217	4,101
El Abra (f)	40,974	34,967	39,496	34,900	37,179

Leach ore placed in stockpiles on a pro rata basis	334,830	320,184	271,831	297,330	350,941

See footnote explanations on page 11.

Phelps Dodge Copper Production Data, by Source
(thousand tons)

	2005	2004	2003	2002	2001

Grade of ore mined — percent copper
Morenci — mill	—	—	—	—	0.78
Morenci — leach	0.28	0.29	0.28	0.28	0.30
Bagdad — mill	0.40	0.41	0.43	0.43	0.43
Bagdad — leach	0.10	0.09	—	0.29	0.28
Sierrita — mill	0.22	0.25	0.29	0.32	0.29
Sierrita — leach	0.20	0.23	0.26	0.21	0.22
Miami — leach	—	—	—	—	0.41
Chino — mill	0.51	0.81	—	—	0.79
Chino — leach	0.26	0.35	0.80	0.29	0.48
Tyrone — leach	0.26	0.17	0.34	0.35	0.29
Candelaria — mill	0.79	0.89	0.97	0.84	0.96
Ojos del Salado — mill	1.35	1.57	—	—	—
Cerro Verde — mill	—	—	—	—	—
Cerro Verde — leach	0.59	0.66	0.60	0.55	0.53
El Abra — leach	0.43	0.47	0.49	0.50	0.60
Average copper grade — mill	0.46	0.52	0.56	0.56	0.54
Average copper grade — leach	0.31	0.33	0.37	0.35	0.38

Copper production
Morenci:
Concentrate	—	—	—	—	23.5
Electrowon	400.0	420.3	421.2	412.7	368.1
Bagdad:
Concentrate	84.8	82.1	82.5	68.4	118.1
Electrowon	15.8	28.0	24.5	15.6	10.5
Sierrita:
Concentrate	71.8	73.5	66.3	60.0	94.6
Electrowon	7.5	4.0	9.3	16.2	26.3
Chino:
Concentrate	50.7	29.8	—	—	18.3
Electrowon	54.1	61.9	39.9	53.8	59.9
Tyrone:
Electrowon	40.5	43.1	56.9	69.9	76.4
Miami:
Electrowon	12.3	9.8	17.8	10.5	44.1
Bisbee:
Precipitate	—	—	—	0.1	0.2
Tohono:
Electrowon	2.5	—	—	—	—
Candelaria:
Concentrate	179.3	220.5	234.5	219.5	243.2
Ojos del Salado:
Concentrate	31.1	10.4	—	—	—
Cerro Verde:
Electrowon	103.1	97.6	96.3	95.3	84.9
El Abra:
Electrowon	232.2	240.3	249.8	248.2	239.8
Manufacturing (i)	2.3	2.3	6.6	5.4	3.0

Total copper production	1,288.0	1,323.6	1,305.6	1,275.6	1,410.9
Less 15% undivided interest at Morenci	60.0	63.0	63.3	61.9	58.8

Copper production on a consolidated basis	1,228.0	1,260.6	1,242.3	1,213.7	1,352.1
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	12.5	17.9	26.1
Candelaria (c)	35.9	44.1	46.9	43.9	48.6
Ojos del Salado (d)	0.1	—	—	—	—
Cerro Verde (e)	35.9	17.1	16.8	16.7	14.9
El Abra (f)	113.8	117.7	122.4	121.7	117.5
Manufacturing (i)	—	—	1.2	1.4	(0.2)

Copper production on a pro rata basis	1,042.3	1,081.7	1,042.5	1,012.1	1,145.2

See footnote explanations on page 11.

Phelps Dodge Copper Sales Data, by Source
(thousand tons)

	2005	2004	2003	2002	2001

Copper sales:
From own mines (j):
Morenci	400.0	420.3	421.2	412.7	391.8
Bagdad	104.4	111.9	111.0	92.3	132.9
Sierrita	82.8	79.2	79.3	83.8	125.1
Chino	104.8	91.7	40.7	53.7	78.2
Tyrone	40.5	43.1	56.9	69.9	76.4
Miami	14.5	10.9	20.0	15.2	46.6
Bisbee	—	—	—	0.1	0.3
Tohono	2.5	—	—	—	—
Candelaria	179.7	223.2	234.3	218.3	237.6
Ojos del Salado	30.9	10.3	—	—	—
Cerro Verde	102.7	98.2	95.6	94.9	84.7
El Abra	233.3	240.8	251.8	254.1	248.4
Manufacturing (i)	2.3	2.3	6.6	5.9	4.2

Total copper sales from own mines	1,298.4	1,331.9	1,317.4	1,300.9	1,426.2
Less 15% undivided interest at Morenci	60.0	63.0	63.3	61.9	58.8

Copper sales from own mines on a consolidated basis	1,238.4	1,268.9	1,254.1	1,239.0	1,367.4
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	13.3	17.9	26.1
Candelaria (c)	36.0	44.6	46.9	43.7	47.5
Ojos del Salado (d)	0.1	—	—	—	—
Cerro Verde (e)	36.4	17.2	16.7	16.6	14.8
El Abra (f)	114.3	118.0	123.4	124.5	121.7
Manufacturing (i)	—	—	1.2	1.8	1.3

Copper sales from own mines on a pro rata basis	1,051.6	1,089.1	1,052.6	1,034.5	1,156.0
Purchased copper:
Candelaria (c)	23.1	37.1	22.1	35.8	37.0
El Abra (f)	—	—	7.3	56.5	5.8
Manufacturing (i)	369.5	394.0	274.6	267.7	342.6
Sales	18.1	1.9	70.5	83.0	75.8

Total purchased copper	410.7	433.0	374.5	443.0	461.2

Total copper sales on a consolidated basis (k)	1,649.1	1,701.9	N/A	N/A	N/A

Total copper sales on a pro rata basis (k)	N/A	N/A	1,427.1	1,477.5	1,617.2

Phelps Dodge Other Metal Production and Sales

	2005	2004	2003	2002	2001

Gold (thousand ounces)
Total production	134	134	129	132	140
Less minority participants’ shares previously accounted for on a pro rata basis:	20	23	26	24	31

Net Phelps Dodge share	114	111	103	108	109

Sales (j)	114	112	108	136	77

Silver (thousand ounces)
Total production	3,090	3,018	2,754	2,582	3,773
Less minority participants’ shares previously accounted for on a pro rata basis:	250	284	265	225	490

Net Phelps Dodge share	2,840	2,734	2,489	2,357	3,283

Sales (j)	2,866	3,249	2,292	3,317	2,504

Molybdenum (thousand pounds)
Primary Molybdenum — Henderson	32,201	27,520	22,247	20,517	18,603
By-product	30,105	29,969	29,747	24,448	36,912

Total production	62,306	57,489	51,994	44,965	55,515
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	—	50

Net Phelps Dodge share	62,306	57,489	51,994	44,965	55,465

Sales — Net Phelps Dodge share from own mines (j)	59,947	63,108	54,158	46,665	55,105
Purchased molybdenum	12,830	12,844	8,199	7,393	1,609

Total sales	72,777	75,952	62,357	54,058	56,714

Sulfuric acid (thousand tons)
Copper smelters (l)	726.1	722.0	647.6	748.6	1,236.7
Molybdenum (l)	130.5	122.5	116.5	114.3	97.8

Total production	856.6	844.5	764.1	862.9	1,334.5

Copper smelters (l)	98.6	99.0	45.5	14.5	15.9
Molybdenum (l)	144.8	121.4	117.9	115.4	102.3

Total sales	243.4	220.4	163.4	129.9	118.2

See footnote explanations on page 11.

Prices
(per pound)

	2005	2004	2003	2002	2001

COMEX — copper price (m)	$1.68	1.29	0.81	0.72	0.73
LME — copper price (n)	$1.67	1.30	0.81	0.71	0.72
Metals Week — molybdenum Dealer Oxide mean price (o)	$31.73	16.41	5.32	3.77	2.36
Phelps Dodge Manufacturing and Sales Production

	2005	2004	2003	2002	2001

Smelters (p)
Total copper (thousand tons)	218.9	214.4	200.8	243.8	463.5
Less minority participants’ shares previously accounted for on a pro rata basis	—	—	—	0.5	36.7

Net Phelps Dodge share	218.9	214.4	200.8	243.3	426.8

Refineries (q)
Copper (thousand tons)	295.0	308.4	284.6	319.6	502.6
Gold (thousand ounces) (r)	—	—	—	79.0	86.6
Silver (thousand ounces) (r)	—	—	—	1,786.0	3,719.1

Rod (s)
Total copper (thousand tons)	1,008.1	1,014.6	825.8	850.6	879.8
Footnotes to tables on pages 8 through 11:
(a)	Included material mined for leaching operations, excluded material mined from stockpiles.

(b)	Reflected a one-third partnership interest in Chino Mines Company from January 1, 2001 to December 18, 2003 (minority interest acquired by PDMC on December 19, 2003).

(c)	Reflected a 20 percent partnership interest in Candelaria.

(d)	Reflected a 20 percent equity interest in Ojos del Salado beginning December 23, 2005.

(e)	Reflected a 17.5 percent equity interest in Cerro Verde through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005.

(f)	Reflected a 49 percent partnership interest in El Abra.

(g)	Included mill ore from stockpiles.

(h)	Leach ore placed in the stockpiles included previously considered waste material that is now being leached.

(i)	Included smelter production from custom receipts and flux as well as tolling gains or losses.

(j)	Excluded sales of purchased copper, molybdenum, silver and gold.

(k)	2005 and 2004 reflected full consolidation of El Abra and Candelaria, 2003 and prior reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

(l)	Sulfuric acid production resulted from smelter and molybdenum air quality control operations; sales do not include internal usage.

(m)	New York Commodity Exchange annual average spot price per pound — cathodes.

(n)	London Metal Exchange annual average spot price per pound — cathodes.

(o)	Annual Metals Week molybdenum Dealer Oxide mean price per pound — as quoted in Platts Metals Week.

(p)	Included production from purchased concentrates and copper smelted for others on a toll basis.

(q)	Included production from purchased material and copper refined for others on a toll basis.

(r)	El Paso closed its precious metals processing facility in the 2002 fourth quarter.

(s)	Included rod, wire, oxygen-free billets/cakes, scrap and other shapes.

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
     In 2005, Phelps Dodge expended $81.0 million on worldwide exploration, compared with $35.6 million in 2004 and $25.8 million in 2003. The increase in exploration for 2005 primarily was due to increased exploration in Central Africa, mostly associated with Tenke Fungurume, and at our U.S. mines. Approximately 36 percent of the 2005 expenditures occurred in the United States, with approximately 31 percent being spent at our U.S. mine sites, and the remainder for support of U.S. and international exploration activities. This compares with 40 percent in 2004 (31 percent at U.S. mine sites) and 32 percent in 2003 (25 percent at U.S. mine sites). In addition, approximately 34 percent was spent in Central Africa and approximately 7 percent was spent at our South American mine sites. The balance of exploration expenditures was spent principally in Chile, Europe, Australasia, Peru, Mexico, Canada and Brazil.
     During 2005, exploration programs continued at some of our existing copper operations. A high-grade, underground mineable reserve was added at our Candelaria operation. At our Morenci mine, significant progress was made on definition drilling of the Garfield and Shannon deposits. In the Safford district, we commenced exploration drilling of two deposits situated within four miles of the Dos Pobres ore body.
     In August 2002, Phelps Dodge announced it had replaced BHP Billiton as option holder under an existing agreement among BHP Billiton, Tenke Mining Corp. and others to acquire a controlling interest and operatorship in the Tenke Fungurume Mining (TFM) copper/cobalt project in the Democratic Republic of the Congo (DRC). On January 16, 2004, Phelps Dodge Exploration Corporation entered into a joint venture agreement with Tenke Holdings Limited with respect to the exploration, development and, if warranted, commercial production associated with the TFM copper/cobalt mineral deposit. On November 2, 2005, Phelps Dodge exercised its option to acquire a controlling interest of the TFM copper/cobalt mining concessions in the DRC. The action came after the government of the DRC and La Generale des Carrieres et des Mines (Gecamines), a state-owned mining company, executed amended agreements governing development of the concessions and after approval by DRC presidential decree. Phelps Dodge now holds an effective 57.75 percent interest in the project, along with Tenke Mining Corp. at 24.75 percent and Gecamines at 17.5 percent (non-dilutable). A Phelps Dodge subsidiary will be the operator of the project as it is developed and put into production. As part of the transaction, Gecamines will receive asset transfer payments totaling $50 million, including a $15 million asset transfer payment that was paid by Phelps Dodge on November 16, 2005, over a period of approximately five years as specified project milestones are reached. Phelps Dodge is responsible for funding all pre-development costs and an additional $10 million of asset transfer payments; thereafter, the Company and Tenke Mining Corp. are responsible for funding 70 percent and 30 percent, respectively, of any advances. Phelps Dodge has the right to withdraw from the project any time prior to approval of the bankable feasibility study by paying a $750,000 withdrawal fee. If Phelps Dodge withdraws, Tenke Mining Corp. then will be responsible for funding the remaining project costs, asset transfer payments, and any other advances, if required.
     The Tenke Fungurume feasibility study is expected to be completed in mid-2006, with construction of basic infrastructure in early 2007. Production could commence as early as late 2008 or early 2009.
     In 2004, an updated feasibility study was completed on our Safford project in eastern Arizona. On September 16, 2005, the federal Bureau of Land Management (BLM) completed a land exchange with the Company. This action allows us to advance development of the proposed copper mining operation near Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies, about eight miles north of Safford in southeastern Arizona.
     On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford, Arizona. Final approval is contingent upon receiving certain state permits needed for the mine. The Safford mine will require a capital investment of approximately $550 million and will be the first major new copper mine to be opened in the United States in more than 30 years.
     The two deposits, Dos Pobres and San Juan, contain an estimated total of 538 million tons of leachable reserves with an ore grade of 0.37 percent copper. We anticipate that the Safford mine will be in full production during the second half of 2008, with full copper production expected to be approximately 240 million pounds per year. Life of the operation is expected to be at least 18 years.
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
     In mid-2004, Phelps Dodge transferred a 53 percent interest in the Ambatovy nickel/cobalt deposit in central Madagascar to Dynatec as Dynatec had completed its portion of a joint venture agreement. In February 2005, the Company sold its remaining 47 percent interest in the project to Dynatec in exchange for 20.9 million Dynatec common shares, subject to certain holding restrictions, resulting in a 9.9 percent interest in Dynatec Corporation. We also received 100 preferred shares of Dynatec Corporation (BVI) Inc., a wholly owned subsidiary of Dynatec Corporation. The preferred shares are subject to a put/call arrangement that upon certain triggering events, including the commencement of commercial production, would entitle the Company to receive in the form of cash and stock the difference between $70 million and the then-current value of the 20.9 million Dynatec shares.
     In October 2001, Phelps Dodge sold its 50 percent interest in Mineração Serra do Sossego to Companhia Vale do Rio Doce (CVRD) for $42.5 million in cash. Sossego is a copper-gold mine in the Carajas region of Brazil.
     Process Technology
     The objective of PDMC’s process technology center (PTC) based in Safford, Arizona, is to enhance and strengthen Phelps Dodge’s competitive position in the world copper market. The PTC provides metallurgical process development capabilities, process optimization services, metallurgical testing and advanced material characterization services to meet the needs of PDMC and its operations. The PTC is ISO-9001-2000 certified. The activities at PTC are directed at the development of new cost-competitive, “step change” technologies and the continuous improvement of existing processes. A strong focus is maintained on the effective implementation, transfer and sharing of technology within PDMC operations and projects. The PTC employs approximately 119 engineers, scientists and technical support staff. The facilities include:
•	a large-diameter, column-leach facility for testing run-of-mine material, which is capable of processing up to approximately 600 tons of ore annually;

•	a continuous SX/EW test facility capable of producing approximately 1.5 tons of copper cathode per day;

•	a small-diameter, column-leach facility with a capacity of about 250 individual tests per year for crushed material;

•	a metallurgical laboratory for the development of biological leaching processes and enhancements, and other biological applications;

•	a demonstration facility for production of new copper products; and

•	a state-of-the-art material characterization laboratory with advanced mineralogy, analytical chemistry and metallography capabilities.
     The principal areas of activity include hydrometallurgy (leaching, solution extraction and electrowinning), mineral processing (crushing, grinding and flotation), material characterization, environmental technology, new copper products and technical information services. Some of the most important projects and milestones in 2005 were as follows:
•	The high-temperature, concentrate pressure-leaching demonstration plant at the Bagdad mine was converted in early 2005 to operate at medium-temperature conditions (i.e., 160ºC) to prove an alternative technology that generates significantly less sulfuric acid and requires less oxygen than the high-temperature process. This process has potential application in operations and projects where excess by-product sulfuric acid cannot be beneficially used in stockpile or heap-leaching operations, and consequently could result in a lower-cost option for certain applications. The facility’s conversion at Bagdad was completed in May 2005, and the plant was operated in this mode for approximately seven months. The proprietary Phelps Dodge medium-temperature process (incorporating direct electrowinning) was successfully demonstrated during the seven-month period of operation, producing LME Grade A cathode that was processed through Phelps Dodge rod mills. At the conclusion of the planned demonstration period, the facility was converted back to operate at high temperature (i.e., 225ºC) in December 2005 to provide the Bagdad operation with a greater amount of by-product acid necessary for low-grade stockpile leaching operations. This technology is proprietary and is covered under a Technology Development Agreement between Phelps Dodge and Placer Dome, Inc.

•	The decision was made to install concentrate leaching at Morenci in conjunction with a re-start of the Morenci concentrator to process chalcopyrite-containing ores from Western Copper, Garfield and other areas of the mine. The concentrate-leaching facility will utilize Phelps Dodge’s proprietary medium-temperature pressure-leaching and direct-electrowinning technology that has been demonstrated at Bagdad, Arizona. The facility is expected to be in operation by mid-2007 and copper production is projected to be approximately 150 million pounds per year. The capital cost of the facility is estimated to be $106 million, with approximately $8 million spent in 2005.

•	Construction of a Central Analytical Service Center (CASC) to provide routine analytical services for PDMC’s operations in Arizona and New Mexico was essentially completed and commissioning started prior to the end of 2005. The facility, located in Safford, Arizona, will replace most analytical functions and capabilities at Phelps Dodge mining operations in Arizona and New Mexico, and will ensure that high-quality, timely and cost-effective analytical capability is provided to PDMC’s operations on a consistent basis.

•	Proprietary technology for heap and stockpile leaching of low-grade chalcopyrite ores was advanced, including the continued operation of a large-scale (27 million ton) demonstration plant at Bagdad.

•	The investigation of cost-effective, heap-leaching options for primary sulfide material at El Abra was advanced during the year. Biological heap leaching is expected to provide an alternative technology to conventional milling, flotation and smelting of bornite-rich primary sulfide ore at El Abra in the future.

•	Investigation and commercial demonstration of alternative technologies to reduce the cost of copper electrowinning continued during 2005.

•	Investigation and commercial demonstration of alternative sulfuric acid production techniques were advanced during 2005.

•	The commercial demonstration of proprietary alternative copper products and production techniques was in progress during the second half of 2005.

•	We continued the operation and ramp-up of a facility at Bisbee, Arizona, using technology owned by BioteQ (Vancouver, Canada)

to recover copper as a sulfide precipitate from low-grade, copper-bearing solution.
     Total expenditures for PTC in 2005 were approximately $45 million, compared with $26 million in 2004 and $18 million in 2003. PDMC intends to advance all of the aforementioned research and development projects aggressively in 2006; however, there is no assurance that any of these technologies will be commercialized.
     Other Ancillary Operations
     Our Tohono copper operation in south central Arizona includes an SX/EW facility capable of producing copper cathode. It is located on land leased from the Tohono O’odham Nation. Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations in the 2004 fourth quarter to recover copper from existing leach stockpiles. Cathode production commenced in January 2005.
     Mining Investments
     Through June 15, 2005, we owned a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru.
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC, Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a special, pre-tax gain of $438.4 million ($388.0 million after-tax).
     SPCC’s results are not included in our earnings because we accounted for our investment in SPCC on a cost basis. During 2005, we received dividend payments of $40.5 million from SPCC, compared with $26.7 million and $6.3 million in 2004 and 2003, respectively.
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
     Phelps Dodge’s calculations of its ore reserves are based on our mine designs for each property. In addition to the evaluations and assessments referred to above, Phelps Dodge uses several additional factors to determine our mine designs that can limit the amount of material classified as reserves, but which we believe maximizes the value of future cash flows for each mine by eliminating the mining of material that does not add to the net present value of the property. Time-valued concepts recognize, for example, the elapsed time between mining of overburden and the mining of ore. Our mine design concepts also recognize the amount of capital and other expenditures required to extract the ore reserves over the life of the mine. Finally, cutoff-grade strategies are implemented to maximize time-valued cash flows. Phelps Dodge believes its ore reserve estimation methodology is prudent and consistent with appropriate industry standards.
     Proven and probable ore reserves at December 31, 2005, and 2004, for each of our operating, curtailed and development properties are summarized on the following page.

	Total Ore Reserves Estimated at December 31, 2005 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Operating and Curtailed Operations
Morenci (2)	247.6	0.49	—	587.5	0.54	2,490.7	0.19	85.0
Bagdad (3)	618.9	0.35	0.02	—	—	16.3	0.31	100.0
Sierrita (3)	1,061.6	0.26	0.03	—	—	26.1	0.18	100.0
Chino (3)	72.6	0.70	0.02	—	—	156.0	0.40	100.0
Cobre (3), (4) & (8)	—	—	—	—	—	110.3	0.35	100.0
Tyrone (3)	—	—	—	—	—	49.3	0.29	100.0
Miami (4)	—	—	—	—	—	112.1	0.37	100.0
Candelaria (3), (5) & (6)	339.0	0.73	—	—	—	—	—	80.0
Ojos del Salado (5) & (9)	15.1	1.33	—	—	—	—	—	80.0
Cerro Verde (7) & (9)	1,392.0	0.49	0.02	268.1	0.50	97.1	0.29	53.6
El Abra	—	—	—	227.7	0.47	226.4	0.32	51.0
Primary Molybdenum:
Climax (4)	156.4	—	0.19	—	—	—	—	100.0
Henderson	150.7	—	0.21	—	—	—	—	100.0

Undeveloped Copper Ore Reserves — require substantial capital investments to bring into production
Safford (8)	—	—	—	455.3	0.40	82.7	0.21	100.0

	Total Ore Reserves Estimated at December 31, 2004 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Operating and Curtailed Operations
Morenci	224.0	0.46	—	585.7	0.55	2,434.1	0.19	85.0
Bagdad	676.3	0.34	0.02	—	—	14.4	0.29	100.0
Sierrita	1,075.1	0.26	0.03	—	—	27.1	0.18	100.0
Chino	111.4	0.71	0.02	—	—	282.6	0.39	100.0
Cobre	57.6	0.55	—	—	—	77.8	0.26	100.0
Tyrone	—	—	—	—	—	274.7	0.31	100.0
Miami	—	—	—	—	—	126.4	0.37	100.0
Candelaria	422.0	0.72	—	—	—	—	—	80.0
Ojos del Salado	17.9	1.31	—	—	—	—	—	100.0
Cerro Verde	1,428.1	0.49	0.02	228.0	0.57	159.2	0.27	82.5
El Abra	—	—	—	243.4	0.49	239.5	0.29	51.0
Primary Molybdenum:
Climax	156.4	—	0.19	—	—	—	—	100.0
Henderson	158.7	—	0.21	—	—	—	—	100.0

Undeveloped Copper Ore Reserves — require substantial capital investments to bring into production Safford	—	—	—	455.3	0.40	82.7	0.21	100.0

(1)	Total ore reserves estimated (i) are presented on a 100% basis (i.e., included 100 percent of Morenci, Candelaria, Ojos del Salado, Cerro Verde and El Abra), (ii) included only in-situ tonnages, and (iii) excluded stockpiled ores.

(2)	Morenci ore reserves increased with the inclusion of additional ore reserves in the Shannon, American Mountain and Garfield areas.

(3)	Bagdad, Sierrita, Chino, Cobre, Tyrone and Candelaria ore reserves reflected new pit designs based on updated slope and economic parameters. At Cobre, most of the material previously classified as millable reserves has been reclassified as leachable reserves consistent with the current development plan, which does not include operation of the Cobre mill.

(4)	Miami and Climax properties have been on care-and-maintenance status with no mining taking place; Cobre had limited activity in 2004 and 2005 to improve and establish access to mining areas.

(5)	The Candelaria and Ojos del Salado deposits also contained 0.004 ounces and 0.012 ounces of gold per ton, respectively.

(6)	The Candelaria ore reserves included 4.6 million tons of underground ore reserves from the Candelaria Norte area.

(7)	Cerro Verde millable ore reserves reflect the approved development of the mill project.

(8)	The Safford and Hanover (Cobre) leach deposits were at various stages of the permitting process. On February 1, 2006, the Company’s board of directors conditionally approved development of the Safford mine subject to receiving certain state permits.

(9)	Reflects change in ownership interest in Cerro Verde and Ojos del Salado.

Average Drill-Hole Spacing at Ore Reserve Properties
     The following table sets forth the average drill-hole spacing for proven and probable ore reserves by process types:

	As of December 31, 2005
	Proven		Probable
	(average spacing-feet)		(average spacing-feet)
Property	Mill	Leach	Mill	Leach

Morenci	283	283	400	400
Bagdad	190	81	441	323
Sierrita	224	143	348	243
Chino	141	200	200	283
Cobre	150	200	200	300
Tyrone	N/A	283	N/A	283
Miami	N/A	200	N/A	300
Candelaria	115	N/A	230	N/A
Ojos del Salado	82	N/A	164	N/A
Cerro Verde	164	164	328	328
El Abra	N/A	233	N/A	328
Climax	200	N/A	200	N/A
Henderson	65	N/A	290	N/A
Safford	N/A	200	N/A	400
Metallurgical Recovery
     The following table sets forth the average expected metallurgical recovery by process type:

	As of December 31, 2005
	Copper		Molybdenum
Property	Mill % (a)	Leach % (b)	Mill % (c)

Morenci	79.3	56.4	N/A
Bagdad	84.0	43.3	72.7
Sierrita	82.9	54.0	78.3
Chino	78.1	64.2	25.9
Cobre	N/A	62.1	N/A
Tyrone	N/A	73.5	N/A
Miami	N/A	64.0	N/A
Candelaria	91.2	N/A	N/A
Ojos del Salado	90.2	N/A	N/A
Cerro Verde	85.0	73.4	54.5
El Abra (d)	N/A	59.0	N/A
Safford	N/A	70.2	N/A
Climax	N/A	N/A	85.1
Henderson	N/A	N/A	86.2

(a)	Mill recoveries include expected mill and smelter recoveries and an allowance for concentrate transportation losses.

(b)	Leach recoveries are the expected total recoveries over multiple leach cycles.

(c)	Molybdenum recoveries include mill recoveries and roaster deductions.

(d)	El Abra average leach recoveries for both oxides and sulfide ores.
Mill and Leach Stockpiles
     Stockpiled copper-bearing material that has been removed from the mine, and for which we have reasonable certainty of processing, is summarized below. We begin capitalization of costs for mill and leach stockpiles when we have reasonable certainty that the material will be processed. The capitalized costs are evaluated periodically to ensure carrying amounts are stated at the lower of cost or market. (Refer to Note 1, Summary of Significant Accounting Policies, and Note 8, Mill and Leach Stockpiles, Inventories and Supplies, for additional financial information regarding mill and leach stockpiles.) Effective January 1, 2004, for accounting purposes, El Abra (51 percent) and Candelaria (80 percent) are fully consolidated. The Phelps Dodge pro rata basis in the tables below reflects our ownership interests in El Abra (51 percent), Candelaria (80 percent), Ojos del Salado (80 percent), Cerro Verde (53.6 percent) and Morenci (85 percent). In 2004, Cerro Verde is included at 100 percent for all categories presented.

(in million tons)	As of December 31, 2005
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper

Mill stockpiles:
100% basis	101	0.47	83.0	0.4
Consolidated basis				0.4
Phelps Dodge pro rata basis				0.3

Leach stockpiles:
100% basis	8,737	0.27	5.8	1.4
Consolidated basis				1.3
Phelps Dodge pro rata basis				1.2

*	Copper grade of ore when placed.

(in million tons)	As of December 31, 2004
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper

Mill stockpiles:
100% basis	96	0.48	83.1	0.4
Consolidated basis				0.4
Phelps Dodge pro rata basis				0.3

Leach stockpiles:
100% basis	8,331	0.27	6.4	1.4
Consolidated basis				1.4
Phelps Dodge pro rata basis				1.3

*	Copper grade of ore when placed.
     We employ reasonable estimation methods to determine copper contained in mill and leach stockpiles.
     Mill Stockpiles
     Mill stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper by milling, concentrating, smelting and refining, or alternatively, by concentrate leaching. The quantity of material delivered to the stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated copper grades of the material delivered to the mill stockpiles.
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
     The estimated recoverable copper contained in stockpiles at each mine was as follows:
(in million tons)

	December 31,
	2005	2004
Mill stockpiles:
Candelaria	0.3	0.3
Cerro Verde	0.1	0.1

	0.4	0.4

Leach stockpiles:
Morenci	0.2	0.3
Bagdad	0.1	0.1
Sierrita	0.2	0.1
Chino	0.6	0.5
Tyrone	0.1	0.1
Miami	0.0	0.1
Cerro Verde	0.1	0.1
El Abra	0.1	0.1

	1.4	1.4

Total (100% basis)	1.8	1.8

Consolidated basis	1.7	1.8
Phelps Dodge pro rata basis	1.5	1.6
     Note: The Candelaria mill stockpiles are expected to be processed late in the mine’s life as milling capacity is available. Some of the Cerro Verde mill stockpiles will be processed during initial mill start-up operations in 2007. The leach stockpiles are expected to be processed over the lives of the respective mines.
     Our estimated share of aggregate copper and molybdenum ore reserves as of December 31 was as follows:

	2005	2004	2003	2002	2001
Milling reserves on a pro rata basis (billion tons) (a)	3.3	4.2	3.5	3.4	3.6
Leaching reserves on a pro rata basis (billion tons) (a)	4.1	4.5	4.0	4.3	5.2

Commercially recoverable copper (million tons):
Ore reserves	17.7	23.2	19.5	19.6	22.1
Stockpiles and in-process inventories	1.5	1.6	1.6	1.4	0.9

Total Phelps Dodge pro rata basis	19.2	24.8	21.1	21.0	23.0
Total consolidated basis (b)	23.7	26.1	N/A	N/A	N/A

Commercially recoverable molybdenum (billion pounds)
Phelps Dodge pro rata basis	1.9	2.1	2.0	2.1	2.1
Total consolidated basis	2.0	2.1	2.0	2.1	2.1

(a)	Milling and leaching reserves on a 100% basis would have been 4.1 and 4.9 billion tons, respectively, as of December 31, 2005, if El Abra, Candelaria, Cerro Verde, Morenci and Ojos del Salado were reflected on a 100% basis.

(b)	Commercially recoverable copper on a 100% basis would have been 24.5 million tons of copper as of December 31, 2005, if El Abra, Candelaria, Cerro Verde, Morenci and Ojos del Salado were reflected on a 100% basis.
     The decrease in commercially recoverable copper at December 31, 2005, was primarily due to the reduction of the Company’s interest in Cerro Verde to 53.6 percent from 82.5 percent, new pit designs at Bagdad, Cerro Verde, Chino, Cobre, Tyrone and Candelaria, as well as 2005 production.
Copper and Molybdenum Prices
     The volatility of copper and molybdenum prices is reflected in the following table, which gives the high, low and average COMEX price of high-grade copper and the Platts Metals Week mean price of molybdenum oxide for each of the last 15 years:

	Cents per pound			Dollars per pound
	of Copper			of Molybdenum Dealer Oxide
	COMEX			Platts Metals Week
Year	High	Low	Average	High	Low	Mean

1991	120	96	105	2.78	2.08	2.38
1992	116	93	103	2.44	1.82	2.21
1993	107	72	85	2.80	1.82	2.32
1994	140	78	107	17.00	2.68	4.51
1995	146	121	135	17.50	3.90	8.08
1996	131	86	106	5.50	2.90	3.79
1997	123	76	104	4.90	3.52	4.31
1998	86	64	75	4.60	2.00	3.41
1999	85	61	72	2.90	2.48	2.65
2000	93	74	84	2.98	2.15	2.56
2001	87	60	73	2.65	2.15	2.36
2002	78	65	72	8.30	2.40	3.77
2003	104	71	81	7.80	3.15	5.32
2004	154	106	129	33.25	7.20	16.41
2005	228	140	168	40.00	26.00	31.73
     Phelps Dodge’s reported ore reserves are economic at the most-recent three-year historical average COMEX copper price of $1.26 per pound and the most-recent three-year historical average molybdenum price of $17.82 per pound (Metals Week Dealer Oxide mean price).
     Phelps Dodge develops its business plans using a time horizon that is reflective of the historical moving average for the full price cycle. Through 2005, we used a long-term average COMEX price of 90 cents per pound of copper and an average molybdenum price of $5.00 per pound (Metals Week Dealer Oxide mean price), along with near-term price forecasts reflective of the current price environment, to develop mine plans and production schedules (effective for 2006, we have begun to use a long-term average COMEX price of 95 cents per pound of copper for these purposes).
     The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged 96 cents, $1.00 and $1.00, respectively. The per pound Metals Week Dealer Oxide molybdenum mean price over the same periods averaged $7.63, $6.39 and $5.57, respectively.
Mineralized Material
     We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would likely be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 2005:

		Milling Material		Leaching Material				Phelps Dodge
Property/Deposit	Location	Millions of Tons	% Copper	Millions of Tons	% Copper	% Molybdenum	% Cobalt	Interest (%)

Ajo	Arizona	205	0.50	—	—	—	—	100.0
Candelaria Norte & Sur (1)	Chile	10	2.00	—	—	—	—	80.0
Climax	Colorado	87	—	—	—	0.25	—	100.0
Cochise/Bisbee	Arizona	—	—	276	0.47	—	—	100.0
El Abra (2)	Chile	300	0.50	500	0.50	—	—	51.0
Lone Star	Arizona	—	—	1,600	0.38	—	—	100.0
Safford	Arizona	330	0.65	—	—	—	—	100.0
Sanchez	Arizona	—	—	230	0.29	—	—	100.0
Tenke Fungurume (3)	Dem. Rep. Congo	—	—	103	3.44	—	0.34	57.8
Tohono	Arizona	276	0.70	404	0.63	—	—	100.0
Tyrone	New Mexico	—	—	123	0.34	—	—	100.0

(1)	Candelaria Norte and Sur are potential underground mines that would utilize the existing process facilities and infrastructure. The stated tonnage also contains 0.015 oz. gold per ton. Approximately 4 million tons of underground ores were transferred into the stated Candelaria reserves at year-end 2005, and development of these ores commenced in late 2005.

(2)	Phelps Dodge moved the leachable portion of the sulfide mill material to leachable material at the end of 2005. The remaining millable material is mostly primary sulfides that have very low leach recoveries.

(3)	Phelps Dodge exercised its option with Tenke Mining, resulting in the acquisition of 57.75% of the Tenke Fungurume copper/cobalt project in the Democratic Republic of the Congo.
Note: Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until legal and economic feasibility are concluded based upon a comprehensive evaluation of unit costs, grade, recoveries and other material factors.

Sales and Competition
U.S. Mining Operations
     The majority of our copper produced or purchased at our U.S. Mining Operations is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 75 percent of PDMC’s U.S. sales in 2005, 70 percent in 2004 and 65 percent in 2003. The remainder of our U.S. copper sales is primarily in the form of copper cathode or copper concentrate. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Cathode contract prices are generally based on the prevailing COMEX copper monthly average spot price for shipments in that period. Our rod also is used by our Wire and Cable segment. We generally sell our copper rod and cathode produced at our U.S. Mining Operations at a premium over COMEX prices.
South American Mines
     The production from our South American mines is sold as copper concentrate or as copper cathode. Our Candelaria mine sells its production in the form of copper concentrate primarily to copper smelters located in Japan and elsewhere in Asia under long-term contracts. Production not committed under long-term contracts is either shipped to North America for smelting at our Miami smelter (under certain circumstances) or sold on a spot basis to other smelters or merchants. The majority of our Ojos del Salado concentrate production is sold to local Chilean smelters. Copper concentrate sold by our South American operations primarily is based on LME prices.
     Most of Candelaria’s concentrate contracts allow for an annual pricing election that must be declared prior to the beginning of the contract year. The options allowed under this pricing election are the monthly average price of either (i) the month of shipment or (ii) the third calendar month following the month of arrival of concentrates at destination. During 2005 and 2004, approximately 90 percent of Candelaria’s concentrate sales were priced on the basis of the third calendar month following arrival. During 2003, over 95 percent of its sales were priced on the basis of the month of shipment.
     El Abra produces copper cathodes that are sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers or to merchants. Cerro Verde produces copper cathode, with the majority shipped to our U.S. rod mills for processing. The remainder of Cerro Verde’s production is sold under annual contracts to South American customers or to merchants on a spot basis. Cathode contract prices are generally based on the prevailing LME copper monthly average spot price in the month of arrival. The copper cathode sold by our international operations generally is sold at a premium over LME prices.
Worldwide Copper Mining Operations
     Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It also is used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.
     When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers, including at least two other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and, in some cases, a lack of strict regulatory requirements. We believe our ongoing programs to contain costs, improve productivity and employ new technologies will significantly narrow these cost advantages and place us in a more competitive position with respect to a number of our international competitors.
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
Primary Molybdenum Segment
     Molybdic oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys. Approximately 60 percent of Phelps Dodge’s expected 2006 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.
     The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. The chemical market is more diverse and contains more specialty products and segments. In both markets, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world and regional supply/demand balances, inventory levels, governmental regulatory actions, currency exchange rates and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production is estimated to account for approximately 65 percent of global molybdenum production in 2005.
Prices, Supply and Consumption
Worldwide Copper Mining Operations
     Copper is an internationally traded commodity, and its prices are effectively determined by the three major metals exchanges – COMEX, LME and Shanghai Futures Exchange (SHFE). The prices on these exchanges generally reflect the worldwide balance of copper demand and supply, but are also influenced significantly from time to time by speculative actions and by currency exchange rates.

     Copper is a critical component of the world’s infrastructure. The demand for copper ultimately reflects the rate of underlying world economic growth, particularly the growth in industrial production, construction and durable goods. Copper’s end-use markets reflect its fundamental role in the world economy. Estimated percentages of copper consumption by end-use markets comprise (i) construction – 37 percent, (ii) electrical applications – 26 percent, (iii) industrial machinery – 15 percent, (iv) transportation – 11 percent, and (v) consumer products – 11 percent. Since 1990, refined copper consumption grew by an estimated annual compound rate of 3.1 percent to 17.1 million tons, according to published data by the World Bureau of Metals Statistics (WBMS) and Phelps Dodge’s estimate for 2005. This rate of increase was slightly higher than the growth of world industrial production, which grew at an estimated compound annual rate of 2.7 percent over the same period. Asian copper consumption, led by China, was particularly strong, increasing by almost 6.5 percent per year from 1990 through 2005. Asia now represents approximately half of the world’s refined copper consumption, compared with 22 percent for Western Europe and 21 percent for the Americas. The strong demand for copper in Asia has been driven by the increasing standard of living in this region as well as production of value-added products for export to the developed world.
     From 1990 through 2005, refined copper production has grown at an average annual rate of 3.0 percent, according to WBMS (based on published data through 2004) and Phelps Dodge’s estimates for 2005. This growth was influenced by a number of factors. First, limited investment in new mine production in the latter half of the 1980s coupled with growing demand for copper during that period resulted in market deficits and declining copper inventories that in turn encouraged new investment. Second, an improved investment climate in Latin America, particularly Chile, encouraged investment in that region. In 2005, Latin America represented 47 percent of world mine production, a significant increase from 25 percent in 1990. Third, SX/EW technology made some previously uneconomic resources viable investments.
     Copper demand and price tend to follow economic cycles and, therefore, copper price has historically experienced significant fluctuations. Considering the period 1991 through 2005, the LME price of copper averaged 99 cents per pound and ranged from a high annual average price of $1.67 per pound in 2005 to a low annual average price of 71 cents per pound in 2002. The COMEX price of copper averaged $1.00 per pound from 1991 through 2005, but has ranged from a high annual average price of $1.68 per pound in 2005 to a low annual average price of 72 cents per pound in 2002.
     In 2005, the average COMEX price of $1.68 per pound was almost 40 cents above the prior year’s average. Critically low global inventory levels combined with production shortfalls more than offset the effects of lower than anticipated consumption levels. Refined production was estimated to increase approximately 5.7 percent year-on-year while consumption was estimated to increase by a modest 1 to 2 percent year-on-year. Consumption was again led by Asia, specifically China, which grew at approximately 9.0 percent year-on-year. U.S. demand for copper cathode was down 2.0 percent for the year due to de-stocking of inventory build in 2004. Exchange inventories were up slightly, 32,000 metric tons over the prior year, to approximately 156,000 metric tons.
     In 2004, the average COMEX price of $1.29 per pound was almost 50 cents above the previous year average. The large increase in price was led by year-on-year consumption growth of approximately 7.5 percent. This was only partially offset by a more modest growth in refined production of 5.1 percent. Consumption was driven by Asia, which we estimate grew approximately 9.7 percent year-on-year led by China, which experienced an estimated 15 percent growth year-on-year. Demand also benefited from a recovery in the U.S. manufacturing sector. We estimate that U.S. copper consumption grew by approximately 9.0 percent year-on-year in 2004. Production increases were drawn from re-started idled capacity and brownfield expansions. Only one significant greenfield project began production in 2004. The imbalance between supply and demand drove exchange inventories down more than 80 percent, or 675,000 metric tons.
     In 2003, the average COMEX price of 81 cents per pound was almost 9 cents higher than the 2002 average price. The higher price levels were driven by moderate consumption rates combined with flat production growth and a depreciating U.S. dollar. U.S. economic recovery in the second half of the year combined with continued strong growth rates in Asia, led by China, boosted consumption levels in 2003.
     Global demand for copper in 2003 grew by 3.5 percent led by Asia, specifically China, which grew at 18 percent. China’s double digit consumption rate continues to be based on domestic economic growth and a burgeoning export market. Speculative activity, in anticipation of a U.S. recovery, reached record levels in October 2003, and led to a large price increase in the 2003 fourth quarter.
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
Primary Molybdenum Segment
     Molybdenum demand is heavily dependent on the worldwide steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum is used for this application. The balance is used in specialty chemical applications such as refinery catalysts, water treatment and lubricants.
     Molybdenum continued to experience price improvement during 2005 for the fourth straight year, with molybdenum prices in 2005 reaching historical highs. Production increases were primarily experienced in by-product copper production, although North American primary production also experienced an increase resulting principally from an increase in production from the Henderson mine as metal prices improved throughout the year. Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to new government tax, regulatory and restructuring directives related to safety and environmental concerns and operational issues. Tight supply of western, high-quality materials continued throughout the first half of the year and eased in the second half as demand slowed in the metallurgical segment.

Supply was also restricted by limited western roaster capacity for much of the year. Some additional roasting capacity became available late in the year. The overall market fundamentals shifted from a supply deficit in the first half of 2005 to a slight supply surplus late in the year.
     Annual Metals Week Dealer Oxide mean prices averaged $31.73 per pound in 2005, compared with $16.41 per pound in 2004 and $5.32 per pound in 2003. Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry; however, in 2005 concentrate inventory increased due to limited Western roasting capacity. The majority of our molybdenum sales are based on published pricing (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus a premium. The remaining sales are priced on a fixed basis (capped), or on a variable basis within certain ranges, for periods of varying duration. Given this mix of pricing, Phelps Dodge received an average realized price of $25.88 per pound in 2005, compared with $12.65 per pound in 2004 and $5.79 per pound in 2003, reflecting a broad mix of upgraded molybdenum products as well as technical grade molybdic oxide.
Costs
Worldwide Copper Mining Operations
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas.
     In response to volatile energy markets in 2000 and 2001, we implemented a power cost stabilization plan that moderated electricity-related costs at our U.S. mining operations. Under the plan, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect us against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, because energy is a significant portion of our production costs, we could be negatively impacted by future energy availability issues or increases in energy prices. For example, as our diesel fuel and natural gas price protection programs were extended at gradually increasing price levels, our energy cost per pound of copper increased in 2005. In 2006, we may continue to experience higher energy costs if the current energy commodity prices remain at the levels experienced in 2005 or higher.
     We continue to explore alternatives to moderate or offset the impact to increasing energy costs. To address volatility associated with a shortfall of power generation capacity experienced during the 2000 energy crisis in the western United States, in late 2004 we purchased a one-third interest in a partially constructed power plant in New Mexico owned by Duke Energy Luna, LLC. The plant is expected to be operating by the 2006 second quarter. One-third of its electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. This investment in an efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
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
     As a result of the above-mentioned programs, in 2005, 2004 and 2003, Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices. Nevertheless, we pay more for our energy needs during these times of progressively higher energy prices. For PDMC, energy accounted for 19.5 cents per pound of copper produced in 2005, compared with 14.6 cents in 2004 and 13.5 cents in 2003.
     In addition, we realized cost increases in 2005 that were the result of the overall improved business climate. Some of these cost increases were anticipated. For example, we realized additional compensation costs resulting from certain employee bonus and variable compensation programs that are contingent on copper price and/or company performance. Additionally, our decision to bring back into production certain higher-cost properties, in response to very strong demand for copper, has increased our average cost of copper production. Other costs that have increased due to business conditions include taxes, freight and transportation, smelting and refining rates, and materials and supplies that are manufactured from metal or fossil fuels. We would anticipate that at least a portion of these cost increases may reverse in periods of lower metal and commodity prices.
Environmental and Other Regulatory Matters
U.S. Mining Operations
Significant Federal Environmental Programs
     Our operations in the United States are subject to stringent federal, state and local laws and regulations related to improving or maintaining environmental quality. Our global operations also are subject to many environmental protection laws in the jurisdictions where we operate. We pursue environmental performance at all of our operations with the same diligence that we pursue financial, health and safety performance. We are committed to pollution prevention and responsible environmental stewardship worldwide.

     Environmental regulatory programs create potential liability for our domestic operations, which may result in requirements to perform environmental investigations or corrective actions under federal and state laws and to federal and state Superfund requirements. (Refer to the discussion of Superfund requirements in Other Environmental Matters on pages 31 through 33.) Major environmental programs and developments of particular interest are summarized in the paragraphs that follow.
     Most air emissions from our domestic operations are subject to regulation under the federal Clean Air Act (CAA) and related state laws. These laws impose permitting, performance standards, emission limits, and monitoring and reporting requirements on sources of regulated air pollutants.
     Several of our domestic operations have obtained major source operating permits under Title V of the CAA and related state laws. Facilities with a smelter, rod mill, molybdenum roaster or power plants are the primary examples of our operations that are subject to this program. These permits typically do not impose new substantive requirements, but rather incorporate all existing requirements into one permit. However, they can increase compliance costs by imposing new monitoring requirements, such as more frequent emission testing, to demonstrate compliance with existing requirements. The process of developing and renewing these comprehensive permits also can bring to light new or previously unknown agency interpretations of existing regulations, which also may increase compliance costs.
     Our smelter is subject to one or more Maximum Achievable Control Technology (MACT) standards under the CAA. These standards do not have immediate compliance dates; instead they allow two or three years after promulgation to provide the opportunity to come into compliance or to reduce emissions to avoid regulation before the compliance date. For example, the copper smelter MACT standard was issued in 2002, and the compliance date for that standard was June 2005. We continue to monitor the development and implementation of other MACT standards.
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
     The federal National Pollutant Discharge Elimination System (NPDES) program requires a permit for the point source discharge of pollutants to surface waters that qualify as waters of the United States. Although most states, including Arizona and Colorado, have received authorization to implement this program in lieu of EPA, New Mexico has not received such authorization and therefore the NPDES permit program in New Mexico continues to be implemented primarily by EPA. The NPDES permit program also regulates the discharge of stormwater runoff from active and inactive mines and construction activities. EPA and authorized states have issued general permits that cover stormwater discharges from active and inactive mines. We likely will continue to have to make expenditures to comply with the NPDES permit program, especially as the program continues to expand as applied to stormwater discharges.
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
     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. In 2005, ADEQ amended the financial assurance requirements under the APP regulations. As a result of the amendments, facilities covered by APPs may have to provide additional financial assurance demonstrations or mechanisms for closure and post-closure costs.
     We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. Permits for most of these other properties and facilities likely will be issued by ADEQ during 2006. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities, and, therefore, it is not possible for us to estimate costs associated with those requirements. For instance, at our Sierrita and Copper Queen properties, ADEQ has proposed detailed requirements to protect public drinking water sources with respect to non-hazardous substances, such as sulfate. We are likely to continue to have to make expenditures to comply with the APP program.
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
     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent. Under the amended APP regulations, Phelps Dodge may provide guarantees for the financial assurance obligations of its subsidiaries.
     At December 31, 2005 and 2004, we had accrued closure costs of approximately $68 million and $48 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $104 million.
     Cyprus Tohono Corporation (Cyprus Tohono) leases lands on the Tohono O’odham Nation (the Nation). The leased lands include the site of a mining operation comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Previous studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost approximately $5 million; updated studies will be completed in 2006.
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
     EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List. Cyprus Tohono initiated an Engineering Evaluation/Cost Analysis (EE/CA) study of potential remedial alternatives to address the former tailing impoundment and evaporation pond areas; this study has been conducted through the EPA Superfund program’s Removal Branch. Based on information in the October 2005 EE/CA, the Company increased its reserve for this Superfund matter from approximately $15 million to approximately $20 million. Cyprus Tohono is subject to financial assurance for mine reclamation. It has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a Company performance guarantee. Cyprus Tohono is evaluating its closure obligations in order to update its closure plans in 2006.
     The Company’s historical United Verde mine has obtained an APP for closure of a tailing impoundment located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing impoundment has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing impoundment has been partially completed, and the Company is seeking an amendment to alter the cap design for final closure. The Company plans on initiating cap construction on the tailing impoundment during 2006. Implementation of the plan under the proposed United Verde mine APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also has commenced under supervision of ADEQ at the nearby historic Iron King mine to manage potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under stormwater discharge permits. At the United Verde mine, APP and remedial costs are estimated to be approximately $14 million; at the Clarkdale tailing, APP costs are estimated to be approximately $12 million; and at the Iron King mine, voluntary remediation costs are estimated to be approximately $2 million. These amounts, totaling approximately $28 million, were included in environmental reserves at December 31, 2005.
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environmental Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.
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
     The Company’s cost estimates to perform the work itself (internal cost basis) generally are lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses.
     Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. Consequently, there may be a hearing on that permit before the WQCC during 2006. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. The WQCC’s decision is on appeal to the New Mexico Court of Appeals, which held oral argument on the appeal on January 19, 2006. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance, within the next few months.
     The terms of the NMED closure permits and MMD-approved closeout plans for Chino, Tyrone and Cobre require the facilities to conduct supplemental studies concerning closure and closeout, including feasibility studies to evaluate additional closure and reclamation alternatives. The feasibility study is due, along with amended closure plans, before the end of the five-year permit terms, which end in 2008 for Chino and Tyrone and in 2009 for Cobre. The terms of the NMED closure permits also require the facilities to prepare and submit abatement plans to address groundwater that exceeds New Mexico groundwater quality standards as well as potential sources of future groundwater contamination. Changes to the existing closure plans and additional requirements arising from the abatement plans could increase or decrease the cost of closure and closeout. Cobre also has submitted an application to MMD and NMED for a standby permit to defer implementation of closure and reclamation requirements while Cobre continues on care-and-maintenance status.
     The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $395 million for Chino, $439 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to a NPV basis to determine the amount of financial assurance required for each facility. The current financial assurance amounts are $196 million for Chino, $275 million for Tyrone and $30 million for Cobre. In addition,

Hidalgo has provided financial assurance for approximately $11 million under the terms of its existing discharge permit.
     Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the guarantees require Phelps Dodge to meet certain financial tests that, in part, require Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. In the event of a ratings downgrade below investment-grade, some additional portion of the financial assurance would have to be provided in a different form. The balance of the financial assurance (approximately 30 percent) is provided in the form of trust funds, real estate collateral, surety bonds and letters of credit.
     The Company estimates its cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $287 million for Chino, $354 million for Tyrone and $41 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated costs used as the basis for financial assurance amounts due to the factors discussed above, and reflects our internal cost estimate. Our cost estimates, on a third-party cost basis used to determine the fair value of our closure and closeout accrual for SFAS No. 143, were approximately $395 million for Chino, $460 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). Tyrone’s cost estimate includes approximately $21 million of net costs in addition to the financial assurance cost estimate that primarily relates to an increased scope of work for the tailing, stockpiles and other projects, and updated estimates for actual closure expenditures incurred. Cobre’s cost estimate includes approximately $2 million of costs in addition to the financial assurance cost estimate primarily for increased scope of work for stockpiles and characterization studies. At December 31, 2005, we had accrued approximately $65 million for Chino, $186 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo. For comparison, at December 31, 2004, we had accrued approximately $52 million for Chino, $99 million for Tyrone, $7 million for Cobre and $4 million for Hidalgo.
     During 2005, Tyrone continued certain closure activities, including completion of a project to remove a portion of the 1C stockpile and initiating reclamation of the area, accelerated reclamation of tailing impoundments located in the Mangas Valley, including completion of reclamation of one tailing impoundment, and commencement of reclamation of a portion of the leach and waste stockpiles. Through December 31, 2005, approximately $39 million has been spent on these actions, including approximately $20 million on the 1C stockpile. In 2005, Tyrone submitted an application to reduce the required amount of financial assurance by $32 million to reflect the completion of the 1C stockpile removal project and 2005 legislation that eliminated a requirement to include New Mexico gross receipts tax in the cost estimates used for financial assurance. On December 12, 2005, the state concurred with the reduction.
     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. Chino has begun remediating residential yards in the town of Hurley after agreement was reached with NMED on cleanup levels. NMED has not yet issued a record of decision regarding any additional remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of December 31, 2005, is approximately $21 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of approximately $5 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of December 31, 2005, for the remaining work at Lake One is approximately $2 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is approximately $28 million at December 31, 2005.
Significant Colorado Reclamation Programs
     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $28.5 million, respectively, for Climax and Henderson. The Climax financial assurance comprises a single surety bond in the amount of $52.4 million. The Henderson financial assurance comprises $18.2 million in collateralized Climax Molybdenum water rights, a $10.1 million surety bond and a letter of credit in the amount of $0.2 million. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. In 2005, PD finalized Henderson’s reclamation plan and related financial assurance with the Colorado Division of Minerals and Geology, which resulted in a revision to our asset retirement obligations (ARO) estimates. At December 31, 2005 and 2004, we had accrued closure costs of approximately $24 million and $20 million, respectively, for our Colorado operations.
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
     On August 30, 2005, the United States Court for the District of New Mexico entered a plea agreement to resolve MBTA charges at Tyrone, under which Tyrone also pled guilty to one misdemeanor count. The Tyrone plea agreement is similar to the Morenci plea agreement and requires Tyrone to implement a corrective action plan to address the avian concerns at Tyrone during a five-year probation period. The corrective action plan includes implementation of the tailing closure project required under Tyrone’s approved closure and closeout permits. The plea agreement also requires payment of a $15,000 fine and a $15,000 contribution for avian habitat restoration and/or migratory bird studies, and acknowledged a previous $5,000 contribution by Tyrone toward bird rehabilitation.
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
     The Bureau of Indian Affairs (BIA) and the Tohono O’odham Nation have notified Cyprus Tohono of potential claims for natural resource damages resulting from groundwater contamination and avian mortalities. The Company has entered into a cooperative assessment process with federal and tribal trustees.
     On February 6, 2004, the Company received a Notice of Intent to Initiate Litigation for Natural Resource Damages from the New Jersey Department of Environmental Protection for the Company’s Port Carteret facility. The Company offered to settle New Jersey’s claim through restoration work. The state has not responded to the Company’s settlement offer.
     The Kansas Trustee Council has notified Cyprus Amax of the Council’s intent to perform a natural resource damage assessment in the Cherokee County Superfund site in Cherokee County, Kansas. The Council has initiated the assessment. Cyprus Amax is in settlement discussions with the Council to resolve its potential natural resource damage liabilities at the site.
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
     In accordance with the new regulation, Cerro Verde is required to submit a closure plan before August 15, 2006. Cerro Verde is currently in the process of reviewing the technical requirements and revising its cost estimates both for its existing operations and the sulfide expansion project to comply with the regulation. It is also in the process of determining its financial assurance obligations associated with the new regulation. At both December 31, 2005 and 2004, Cerro Verde had accrued closure costs of approximately $5 million, which were based on the requirements set forth in the environmental permits. Upon completion of its review, Cerro Verde’s ARO estimates will be updated.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. (Refer to Note 21, Contingencies, for further discussion.) ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At December 31, 2005 and 2004, we had accrued closure costs of approximately $20 million and $14 million, respectively, for our Chilean operations.
Other
     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.6 million.
     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past few years, and many surety companies now are requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.
     Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2003, and again in late 2005, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation was introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.
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
     We also are subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions. These laws include the Occupational Safety and Health Act of 1970 and the Mine Safety and Health Act of 1977. Present and proposed regulations govern worker exposure to a number of substances and conditions present in work environments. These include dust, mist, fumes, heat and noise. We are making, and will continue to make, expenditures to comply with health and safety laws and regulations.
     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our mining operations will total approximately $80 million in 2006 and approximately $30 million in 2007; approximately $42 million was spent on such programs in 2005. The increase in environmental capital expenditures for 2006 is primarily due to higher spending associated with accelerated reclamation projects in Arizona and New Mexico, as well as for air and water quality projects. We also anticipate making significant capital and other expenditures beyond 2007 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material. (Refer to the discussion of Other Environmental Matters on pages 31 through 33.)
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
Ownership of Property
U.S. Mining Operations
     In the United States, most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, and molybdenum roasters, processing facilities and the Climax technology center generally is owned by, or is located on unpatented mining claims owned by, the Company. Certain portions of our Henderson, Miami, Bagdad, Sierrita, Tyrone, Chino and Cobre operations are located on government-owned land and are operated under a Mine Plan of Operations, or other use permit. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. Cyprus Tohono Corporation holds leases for land, water and business purposes on land owned by the Tohono O’odham Nation. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.
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
PHELPS DODGE INDUSTRIES
     PDI, our manufacturing division, consists of our Wire and Cable segment which produces engineered products principally for the global energy sector. Its operations are characterized by products with significant market share, internationally competitive cost and quality, and specialized engineering capabilities.
     In prior years, PDI consisted of two segments—Specialty Chemicals and Wire and Cable. On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. This transaction is expected to be completed in the 2006 first quarter. In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets to Rea Magnet Wire Company, Inc. (Rea). This transaction was completed on February 10, 2006. In the 2005 Form 10-K, Specialty Chemicals is reflected as a discontinued operation.
     The Company is continuing to explore strategic alternatives for Phelps Dodge High Performance Conductors, a unit of the Wire and Cable segment.
Wire and Cable Segment
     The Wire and Cable segment, headquartered in Phoenix, Arizona, consists of three worldwide product line businesses comprising magnet wire, energy cables and specialty conductors.
     Magnet wire, the insulated conductor used in most electrical motors, was manufactured in 2005 in the United States at our plant in Fort Wayne, Indiana. We also manufactured magnet wire at our wholly owned subsidiary at Monterrey, Mexico during 2005. In 2003, we began construction of a new magnet wire production facility in China. The facility, which is in Suzhou, began production during 2004, and is serving the fast-growing demand for magnet wire in China.
     Under the November 15, 2005, agreement, Rea agreed to purchase the North American magnet wire assets, including certain copper inventory, for approximately $125 million in cash, subject to a working capital adjustment at the time of closing. This transaction was completed on February 10, 2006, at which time the working capital adjustment was estimated at approximately $14 million, increasing the estimated sales proceeds to approximately $139 million.
     In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action resulted in special, pre-tax charges of $7.2 million associated with the closure of the manufacturing plant in El Paso, Texas, which ceased operations during the 2004 fourth quarter. During 2005, additional pre-tax asset impairment charges of $2.1 million were recorded at our El Paso, Texas, facility, which were determined through an assessment of fair market value based on projected cash flows.
     In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its product at its Lugde, Germany, facility. This action resulted in special, pre-tax charges of $3.3 million associated with the closure of our PD Austria facility, which included severance-related, plant removal and dismantling expenses, and take-or-pay contracts.
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
     In addition, as part of annual assessment of goodwill, in the 2003 fourth quarter we recognized an impairment charge of $0.9 million to write off the remaining goodwill balance of Phelps Dodge Magnet Wire, which was based on a comparison of the carrying value to the respective fair value, using an estimate of discounted cash flows.
     Phelps Dodge International Corporation manufactures energy cables for international markets in factories located in 10 countries. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities, and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in seven countries – Brazil, Chile, Costa Rica, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong and the Philippines, accounted for on the equity basis, and in a company located in India, accounted for on the cost basis. We operate distribution centers in eight countries in addition to the United States – Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Ecuador and South Africa.
     We manufacture and market highly engineered conductors of copper and copper alloy wire electroplated with silver, tin or nickel for sophisticated, specialty product niches in the aerospace, automotive, biomedical, computer and consumer electronics markets. Those products are manufactured in plants located in Inman, South Carolina, and Trenton, Georgia. As part of the manufacturing rationalization program originally initiated in 1999, the West Caldwell, New Jersey, plant was temporarily closed in 2002 and its value was written down by $1.6 million. In the 2003 fourth quarter, based upon the continuing reduced market conditions in North America for high performance conductors, we determined that our West Caldwell plant would not re-open and its value was written down by $0.8 million to reflect appraised value. Its productive capacities were transferred to the remaining facilities.
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
Competition and Markets
     Until the sale of our North American magnet wire assets on February 10, 2006, Phelps Dodge was one of the world’s largest manufacturers of magnet wire. Our plants draw, roll and insulate copper and aluminum wire that is sold as magnet wire and bare conductors to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. Magnet wire also was sold to electrical equipment repair shops and smaller original equipment manufacturers through a network of distributors. We principally competed with two international and two U.S. magnet wire producers.
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
     Most of our wire and cable operations generally use purchased electricity and natural gas as their principal sources of energy. Our magnet wire company’s principal manufacturing equipment uses natural gas; however, it is also equipped to use alternative fuels.
Ownership of Property
     We owned most of the plants and land on which our wire and cable operations are located. The exceptions are the leased land of our Suzhou, China, magnet wire facility and our closed specialty conductor facility in Montville, New Jersey. This land is not material to our overall operations.
     On February 10, 2006, we completed the sale of substantially all of our North American magnet wire assets.
     Phelps Dodge estimates special, net after-tax charges of approximately $16 million associated with this transaction, mostly resulting from employee-related costs and asset impairment charges. Of this amount, approximately $11 million after-tax was recognized in the 2005 fourth quarter.
Discontinued Operations—Columbian Chemicals
     Columbian Chemicals and its subsidiaries, previously disclosed as our Specialty Chemicals segment headquartered in Marietta, Georgia, is an international producer and marketer of carbon black. Columbian Chemicals produces a full range of rubber and industrial carbon black in 12 plants worldwide, with approximately 38 percent of its production in North America and the remaining 62 percent at facilities in Europe, Asia and South America. Its El Dorado, Arkansas, plant is idled.
     Rubber carbon black improves the tread wear and durability of tires, and extends the service lives of many rubber products, such as belts and hoses. Industrial carbon black is used in such diverse applications as pigmentation of coatings, inks and plastics; ultraviolet stabilization of plastics; and as conductive insulation for wire and cable. Columbian also maintains sales offices worldwide and uses a network of distributors where appropriate.
     Extensive research and development is performed at technology centers located at Marietta, Georgia, and Avonmouth, United Kingdom. These technology centers are responsible for studies specific both to industrial and rubber applications of carbon black. Carbon black product and process development at these technology centers is supported by development work at Columbian’s plants worldwide.
     Beginning in December 2001, Columbian curtailed 54,000 metric tons of annual North American carbon black production at its El Dorado, Arkansas, plant due to significant over-capacity in the U.S. market caused by economic recession. Columbian recognized a full impairment of the plant’s fixed assets in the amount of $5.9 million in 2004. The Company will continue to maintain the plant in an idled status, to allow for a restart of operations, until such time as it is determined there is no possibility of bringing the facility back on line.
Competition and Markets
     The principal competitive factors in the various markets in which Columbian Chemicals competes are product quality, customer service, price, dependability of supply, delivery lead time, breadth of product line, and technical service and innovation.
     Columbian is among the world’s largest producers of carbon black. Approximately 90 percent of the carbon black it produces is used in rubber applications, a substantial portion of which is used in the tire industry. Major tire manufacturers worldwide account for a significant portion of Columbian’s carbon black sales. In addition, it has maintained a strong competitive position in both the mechanical rubber goods market and the industrial carbon black market based on a commitment to quality, service and technical innovation. Despite ongoing attempts to substitute carbon black with silica, reclaimed rubber or other materials, none has been able to match the cost and performance of carbon black in its principal applications. The closest successful substitute is a silane-treated silica that has made some in-roads in the tire market due to its increased wet traction characteristics for specific applications.
     Including Columbian, there are a total of five major carbon black producers in the United States, three in Canada, three in Western Europe and three in South America. There also are many producers in Asia and Eastern Europe (Russia and the Ukraine). The carbon black industry is highly competitive, particularly in the rubber black market.
Raw Materials and Energy Supplies
     Carbon black is produced primarily from heavy residual oil, a by-product of the crude oil refining process. Columbian purchases substantially all of its feedstock at market prices that fluctuate with world oil prices. Residual oil feedstock and other raw materials for the specialty chemicals business are purchased from various suppliers. The cost of this feedstock is a significant factor in the cost of carbon black. To achieve satisfactory financial results during periods of high and/or increasing oil prices, Columbian must be able to pass through these high and/or increasing costs to its customers. Hence, Columbian has put in place a number of “formula-based contracts” that allow selling prices to increase/decrease with feedstock costs. We do not believe that the loss of any one supplier would have a material adverse effect on Columbian’s financial condition or results of operations.
     Columbian’s specialty chemical operations generally use purchased or internally generated electricity and natural gas as their principal sources of energy.
Ownership of Property
     Columbian owns all property other than the leased land at its U.K., German and Korean facilities. This leased land is not material to Columbian’s overall operations.
Environmental Matters
     Columbian’s domestic carbon black operations have obtained major source operating permits under Title V of the CAA and related state laws. These permits do not impose new substantive requirements, but rather incorporate in one permit all existing requirements.
     Domestic carbon black plants are subject to the carbon black MACT standard issued in 2002. The compliance deadline of July 2005 was met at all facilities, except in the case of the Marshall, West Virginia, plant, which has an extended deadline until April 17, 2006. The Fort Wayne magnet wire plant is subject to the Miscellaneous Metal Parts and Products (MMPP) MACT standard under the federal CAA. The MMPP MACT standard for magnet wire plants was issued in 2003 with a compliance date of 2007. We continue to monitor the development and implementation of other MACT standards.
     The European Union (EU) is working on finalizing the Best Available Technology (BAT) for the carbon black industry. The current BAT Reference Document (BREF Note) proposes to control sulfur dioxide emissions by limiting the annual sulfur content in feedstocks to between 0.5 percent to 1.5 percent, depending upon local ambient conditions. The lower part of this range, if adopted, could negatively impact the carbon black industry, including Columbian. Columbian, through the carbon black industry trade association, is actively involved in reviewing with the EU the proposed limits. The BREF Note is expected to be finalized by October 31, 2006, so that BAT can be reflected in EU environmental operating (IPPC) permits that must be issued by the end of October 2007.
     The EU, certain other countries and certain states of the United States are beginning to implement greenhouse gas (GHG) reduction plans for various industry segments to meet targets under the Kyoto Treaty. Carbon black production is not currently listed as an activity subject to the European Directive, but will likely be included by certain member states or specifically included in later lists. The initial step is to be identified as a potential GHG generating facility so that a GHG inventory can be developed, with GHG reduction targets ultimately being established by industry sector. Columbian continues to monitor this process.
     Because of the frequent changes in environmental laws and regulations and the uncertainty these changes create for us, we are unable to estimate reasonably the total amount of such expenditures over the longer term, but it may be material to Columbian’s results of operations. (Refer to the discussion of Other Environmental Matters on pages 31 through 33.)
LABOR MATTERS
     The Company employs approximately 15,000 people to sustain its global operations. Approximately 10,500 employees work for PDMC, and most of these employees are not represented by unions. Those PDMC employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements. Negotiations for Rotterdam on new agreements began in January 2006 and the union-represented employees continue to work. We expect to reach final agreement during the 2006 first quarter.

Phelps Dodge Mining Company
		Number of Union
Location	Number of Unions	Employees	Expiration Date
El Abra — Chile	2	484	Oct-08
Candelaria — Chile	2	505	Oct-09
Cerro Verde — Peru	1	429	Dec-08
Chino — New Mexico	1	289	Nov-09
Rotterdam, The Netherlands	2	41	Dec-05
Stowmarket, United Kingdom	1	44	May-06
     In addition, we currently have labor agreements covering most of our U.S. and international manufacturing division plants. Columbian Chemicals (reflected in this Form 10-K as discontinued operations) employs approximately 1,300 individuals. Below is a list of those operations within this segment that have employees who are represented by unions. Also included are the approximate number of employees represented and the expiration date of the applicable union agreements. Negotiations are expected to begin in the first quarter of 2006 in regard to the Trecate, Italy; Yosu, South Korea; Santander, Spain; and North Bend, Louisiana; agreements. Trecate is governed by a national contract that will be announced after the Consumer Price Index (CPI) is determined. Typically the contract is settled mid-year and is retroactive. Wage negotiations for Yosu generally start in the second quarter of the year and are retroactive. Santander negotiations, like Trecate, do not start until after the CPI is established. Negotiations will start mid-year and will be retroactive. North Bend negotiations are currently ongoing. The represented employees at these locations continue to work.

Columbian Chemicals
		Number of Union
Location	Number of Unions	Employees	Expiration Date
Trecate, Italy	2	85	Dec-05
Trecate, Italy	1	9	Dec-08
Hamilton, Ontario	1	60	Nov-06
Cubatao, Brazil	1	216	Oct-06
Sao Paulo, Brazil	1	27	Oct-06
Bristol, United Kingdom	2	51	Apr-06
Hannover, Germany	1	50	Mar-07
Yosu, South Korea	1	40	Feb-06
Santander, Spain	1	44	Dec-05
Marshall, West Virginia	2	59	Jun-08
North Bend, Louisiana	1	109	Feb-06
     Wire and Cable employs approximately 3,400 people (including employees of the North American magnet wire plants). Employees at Wire and Cable’s operations in Bentonville, Arkansas; Inman, South Carolina; Trenton, Georgia; China, Costa Rica, Honduras and Thailand are not represented by any unions. Below is a list of those operations within this segment that have employees who are represented by unions, along with the approximate number of employees represented and the expiration date of the applicable union agreements.

Phelps Dodge Wire and Cable Operations
		Number of Union
Location	Number of Unions	Employees	Expiration Date
Elizabeth, New Jersey	1	47	Apr-07
Luanshya, Zambia	1	75	Jul-06
Monterrey, Mexico	1	314	Mar-06
Fort Wayne, Indiana	1	172	May-08
Pocos de Caldas, Brazil	1	408	Sep-06
Sao Paulo, Brazil	1	37	Nov-06
Valencia, Venezuela	1	138	Oct-06
Valencia, Venezuela	1	113	Dec-06
Santiago, Chile	1	184	May-07
     On November 15, 2005, the Company announced that it had agreed to sell its Columbian Chemicals group and substantially all of Phelps Dodge’s North American magnet wire assets. The closing of these transactions will have an impact on the labor matters reported above. With respect to Columbian Chemicals, all of the union-represented employees will remain with that group and will be the responsibility of the new owner. With respect to Wire and Cable, the Monterrey, Mexico, union-represented employees will remain in the employ of Rea and will no longer be the responsibility of Phelps Dodge, while the union-represented employees at the Fort Wayne plant will be separated from service consistent with the sale of the Fort Wayne assets.
     In November 2005, the Company exercised its option to acquire a controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Democratic Republic of the Congo resulting in the addition of two labor agreements presently governed by a National Labor Convention between the Congolese Federation of National Labor Union Organizations. These labor agreements, covering approximately 95 employees, expired in December 2005. Negotiations on the new labor agreements have been finalized; however, we are awaiting final approval by the Ministry of Labor. The employees represented under these agreements continue to work.
RESEARCH AND DEVELOPMENT
     We conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing, reclamation and remediation, and product and engineered materials development. Research and development programs related to carbon products are conducted through Columbian Chemicals, and wire insulating processes and materials and conductor materials and processes through our Wire and Cable segment. Expenditures for research and development programs, including expenditures associated with discontinued operations, together with contributions to industry and government-supported programs, totaled $48.6 million in 2005, $32.5 million in 2004 and $30.2 million in 2003.
OTHER ENVIRONMENTAL MATTERS
     Phelps Dodge is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including injuries to natural resources. In addition, the Company is subject to potential liabilities under the RCRA and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.
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
     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environ-

mental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $367.9 million and $303.6 million were recorded as of December 31, 2005 and 2004, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $285.6 million and $239.5 million at December 31, 2005 and 2004, respectively.
     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona. The sites with the most significant reserve changes in 2005 were the Anniston Lead and PCB sites, and the Laurel Hill site, and in 2004 the Yonkers site.
Pinal Creek Site
     The Pinal Creek site was listed under the ADEQ Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. (Refer to page 38 for further discussion of the litigation associated with this site including litigation in respect of other potentially responsible parties.)
     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.
Anniston Lead and PCB Sites
     Phelps Dodge Industries, Inc. (PDII) formerly operated a brass foundry in Anniston, Alabama, and has been identified by EPA as a PRP at the Anniston Lead and PCB sites. The Anniston Lead site consists of lead contamination originating from historical industrial operations in and about Anniston; the Anniston PCB site consists of PCB contamination originating primarily from historical PCB manufacturing operations in Anniston. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDII, along with 10 other parties identified by EPA as PRPs, agreed to conduct a non-time-critical removal action at certain residential properties identified to have lead and PCB contamination above certain thresholds. While PDII and the other parties to the Settlement Agreement have some responsibility to address residential PCB contamination, that responsibility is limited, with EPA characterizing PDII and the parties to the Settlement Agreement as de minimis PRPs. The Settlement Agreement was subject to public comment, which ended on October 11, 2005. Upon EPA issuance of its response to public comment, the Settlement Agreement became final on January 17, 2006. PDII and the other PRPs have entered into an interim cost-sharing agreement that assigns PDII approximately one-eighth of the costs to be incurred under the Settlement Agreement. During the 2005 third quarter, PDII increased its reserve by approximately $20 million to a total reserve of approximately $27 million at December 31, 2005, which covers remedial costs, PRP group settlement costs, and legal and consulting costs.
Laurel Hill Site
     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD in 2006.
     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is currently scheduled to submit to the NYSDEC in 2006 its remedial investigation report and its remedial feasibility report. The Company is currently engaged in settlement discussions with the NYSDEC concerning the types of remedial actions in the feasibility study that would be acceptable to the agency. Based on the types of remedial actions being discussed and associated transactional costs, the environmental reserve was increased to approximately $20 million in December 2005. The amount encompasses ongoing consulting and legal costs to complete the required studies and assess contributions from other potential parties plus remedial action costs for impacted sediments associated with the Laurel Hill site.
Yonkers Site
     In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. Pursuant to the sales agreement, the Company agreed to indemnify the buyer for certain environmental liabilities at the facility. In 2000, the owner of the property entered into a consent order with the NYSDEC under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for both contractual and statutory indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its revised feasibility study to NYSDEC in September 2004. On November 30, 2004, NYSDEC issued a Proposed Remedial Action Plan (PRAP) for the Yonkers site. The PRAP accepted the remedy recommendation of the feasibility study, with certain modifications. On December 31, 2004, the Company and the Yonkers site owner finalized a settlement agreement that relieves the Company of financial responsibility for implementation of the NYSDEC’s remedy at the Yonkers site. Pursuant to this settlement agreement, the Company agreed to pay a portion of the future anticipated remedial costs, as well as portions of the premiums associated with cost cap and pollution legal liability insurance associated with future site remedial actions. In addition, the Company resolved the site owner’s claims of contractual and statutory indemnity for past remedial costs at the site. To address all aspects of the settlement agreement, the reserve was increased from approximately $20 million to $50 million during 2004. A partial payment of approximately $43 million was made on December 31, 2004; final payments of approximately $7 million were made in 2005.
Other
     In 2005, the Company recognized net charges of $113.4 million for environmental remediation. As discussed above, the sites with significant charges were the Anniston Lead and PCB sites and Laurel Hill sediment site (an increase of $43.2 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than approximately $10 million.
     At December 31, 2005, the cost range for reasonably possible outcomes for all reservable environmental remediation sites (including Pinal Creek’s estimate of approximately $104 million to $211 million) was estimated from approximately $329 million to approximately $642 million, of which $367.9 million has been reserved. Significant work is expected to be completed in the next several years on the sites that constitute a majority of the reserve balance, subject to inherent delays involved in the remediation process.
     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2005 and 2004, the Company recognized proceeds from settlements reached with several insurance companies on historical environmental liability claims of $0.6 million and $9.3 million, net of fees and expenses, respectively.
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2005, the cost range for reasonably possible outcomes for all such sites for which an estimate can be made was estimated to be from approximately $2 million to approximately $14 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, refer to PDMC — Environmental and Other Regulatory Matters and PDI - Environmental Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2006 and 2007, and the expenditures in 2005 are separate from the reserves and estimates described above.
     In July 2005, the Henderson mine and mill, the Miami mine, smelter, refinery and rod plant, the El Paso refinery and rod plant, and the Norwich rod and wire plant received the International Organization for Standardization (ISO) 14001 environmental certification. On January 4, 2006, the Fort Madison molybdenum processing facility received the ISO 14001 environmental certification. The ISO is a worldwide federation of national standards bodies. The International Environmental Management System Standard, also known as 14001, is the recognized standard for environmental management as well as a benchmark for environmental excellence.
     The environmental, health and safety committee of the board of directors comprises six non-management directors. The Committee met five times in 2005 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The committee reports on such reviews and makes recommendations with respect to those policies to the board of directors and to management.
Item 1A. Risk Factors
Copper and Molybdenum Price Volatility May Reduce Our Profits and Cash Flow
     Our financial performance is heavily dependent on the price of copper, which is affected by many factors beyond our control. Copper is a commodity traded on the London Metal Exchange (LME), the New York Commodity Exchange (COMEX) and the Shanghai Futures Exchange (SHFE). Most of our copper is sold at prices based on those quoted on the LME or COMEX exchanges. The price of copper as reported on these exchanges is influenced significantly by numerous factors, including (i) the worldwide balance of copper demand and supply, (ii) rates of global economic growth, trends in industrial production and conditions in the housing and automotive industries, all of which correlate with demand for copper, (iii) economic growth and political conditions in China, which has become the largest consumer of refined copper in the world, and other major developing economies, (iv) speculative investment positions in copper and copper futures, (v) the availability and cost of substitute materials and (vi) currency exchange fluctuations, including the relative strength of the U.S. dollar.
     The copper market is volatile and cyclical. During the past 15 years, COMEX prices per pound have ranged from a high of $2.28 to a low of 60 cents. Any material change in the price we receive for copper has a significant effect on our results. Based upon expected 2006 annual consolidated production of approximately 2.5 billion to 2.6 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual unit cost of production) causes a variation in annual operating income of up to approximately $26 million, excluding the impact of our copper collars and before taxes and adjustments for minority interests. Consequently, a sustained period of low copper prices would adversely affect our profits and cash flow.
     In addition, sustained low copper prices could (i) reduce revenues as a result of production cutbacks due to curtailment of operations or temporary or permanent closure of mines or portions of deposits that have become uneconomical at the then-prevailing copper prices, (ii) delay or halt exploration or the development of new process technology or projects and (iii) reduce funds available for exploration and the building of ore reserves.
     Our financial performance is also significantly dependent on the price of molybdenum. Molybdenum is characterized by volatile, cyclical prices, even more so than copper. Molybdenum prices are influenced by numerous factors, including (i) the worldwide balance of molybdenum demand and supply, (ii) rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel, (iii) the volume of molybdenum produced as a by-product of copper production, (iv) inventory levels, (v) currency exchange fluctuations, including the relative strength of the U.S. dollar and (vi) production costs of U.S. and foreign competitors.
     Molybdenum demand depends heavily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. Approximately 65 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. During the past 15 years, Metals Week Dealer Oxide prices per pound have ranged from a high of $40.00 to a low of $1.82. A sustained period of low molybdenum prices would adversely affect our profits and cash flows.
Our Copper Price Protection Programs May Cause Significant Volatility in Financial Performance
     Our copper price protection programs may cause significant volatility in our financial performance. At December 31, 2005, we had in place zero-premium copper collars for approximately 564 million pounds and 486 million pounds of our expected global copper production for 2006 and 2007, respectively. The annual average LME call strike price (ceiling) on our zero-premium copper collars is $1.632 per pound and $2.002 per pound for 2006 and 2007, respectively. At December 31, 2005, we also had in place copper put options for approximately 564 million pounds and 730 million pounds of our expected global copper production for 2006 and 2007, respectively. The annual average LME put strike price per pound for both 2006 and 2007 is $0.950 per pound. In accordance with generally accepted accounting principles in the United States, we are required to mark-to-market our copper price protection programs each reporting period with the gain or loss recorded in earnings. These adjustments represent non-cash events as the contracts are settled in cash only after the end of the relevant year based on the annual average LME price. For the year ended December 31, 2005, the unrealized pre-tax charges, including premium expense arising from our 2006 and 2007 copper price protection programs, reduced operating income by approximately $224 million. We are unable to estimate any future gains or losses that will be realized under these copper price protection programs.
Increased Energy Costs Could Reduce Our Profitability or Result in Losses
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. The principal sources of energy for our wire and cable operations are purchased electricity and natural gas.
     To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. As a result of these programs, we have reduced and partially mitigated the impacts of volatile electricity markets and rising diesel fuel and natural gas prices. Nevertheless, we pay more for our energy needs during these times of progressively higher energy prices. During 2005, energy accounted for 19.5 cents per pound of copper production, compared with 14.6 cents in 2004 and 13.5 cents in 2003. As energy is a significant portion of our production costs, if we are unable to procure sufficient energy at reasonable prices in the future, it could adversely affect our profits and cash flow.
We Continue to Experience Pressure on Our Copper Production Costs
     In recent years we have experienced increases in our worldwide copper production costs. One factor in the increase in average cost of copper production is our decision, in response to very strong demand for copper, to bring back into production certain higher cost properties. In addition to energy, our cash costs are affected by the prices of commodities, such as sulfuric acid, grinding media, liners, explosives and diluent, which we consume or otherwise use in our operations. The prices of such commodities are influenced by supply and demand trends affecting the copper industry in general and other factors, many of which are outside our control, and are at times subject to volatile price movements. Increases in the cost of these commodities could make production at certain of our operations less profitable, even in an environment of relatively high copper prices. Increases in the costs of commodities we consume or otherwise use in our operations may also significantly affect the capital costs of our new projects.
     In addition, our cost structure for copper production is generally higher than that of some major copper producers whose principal mines are located outside the United States. This is due to lower ore grades, higher labor costs (including pension and health-care costs) and, in some cases, stricter regulatory requirements.
Our Business Is Subject to Complex and Evolving Laws and Regulations and Environmental and Regulatory Compliance May Impose Substantial Costs on Us
     Our global operations are subject to various federal, state and local environmental laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault and may also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The federal Clean Air Act has had a significant impact, particularly on our smelters and power plants. We also have potential liability for certain sites we currently operate or formerly operated and for certain third-party sites under the federal Superfund law and similar state laws. We are also subject to claims for natural resource damages where the release of hazardous substances is alleged to have injured natural resources.
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
     The laws and regulations that apply to us are complex and are continuously evolving in the jurisdictions in which we do business. Costs associated with environmental and regulatory compliance have increased over time, and we expect these costs to continue to increase in the future. In addition, the laws and regulations that apply to us may change in ways that could otherwise have an adverse effect on our operations or financial results. The costs of environmental obligations may exceed the reserves we have established for such liabilities. (Refer to Note 21, Contingencies, for further discussion of our significant environmental matters.)
Mine Closure Regulations May Impose Substantial Costs
     Our operations in the United States are subject to various federal and state mine closure and mined-land reclamation laws. The requirements of these laws vary depending upon the jurisdiction. Over the last several years, there have been substantial changes in these laws and regulations in the states in which our mines are located, as well as the regulations promulgated by the federal Bureau of Land Management (BLM), for mining operations located on unpatented mining claims located on federal public lands. The amended BLM regulations governing mined-land reclamation for mining on federal lands will likely increase our regulatory obligations and compliance costs over time with respect to mine closure reclamation. As estimated costs increase, our mines are required to post increasing amounts of financial assurance to ensure the availability of funds to perform future closure and reclamation.
     As a result of an agreement we reached with two New Mexico state agencies, the amount of required financial assurance for our Chino, Tyrone and Cobre mines totals approximately $500 million. Approximately 70 percent of such financial assurance either is, or is expected to be, provided in the form of third-party guarantees issued by us on behalf of our operating subsidiaries and the balance, or approximately 30 percent, is expected to be provided in the form of trust funds, real property collateral, surety bonds and letters of credit. The actual amount required for financial assurance is subject to the completion of additional permitting procedures, final agency determinations and the results of administrative appeals, all of which could result in some changes to the closure and reclamation plans and further increases in the cost estimates and our related financial assurance obligations. In addition, our Arizona mining operations have obtained approval of reclamation plans for our mined land and approval of financial assurance totaling approximately $105 million, but applications for approval of closure plans for groundwater quality protection are pending for some portions of our mines. We also have approved mined-land reclamation plans and financial assurance in place for our two Colorado mines totaling approximately $81 million.
     Most of the financial assurance provided for our southwestern U.S. mines requires a demonstration that we meet financial tests showing our capability to perform the required closure and reclamation. Demonstrations of financial capability have been made for all of the financial assurance for our Arizona mines. The financial tests required for continued use of the financial capability demonstrations and third-party guarantees include maintaining an investment-grade rating on our senior debt securities. If, in the future, we should no longer maintain an investment-grade rating, we will be required to replace most of the financial assurance currently satisfied through financial demonstrations and third-party guarantees with other forms of financial assurance, such as letters of credit, real property collateral or cash.
     The cost of surety bonds (the traditional source of financial assurance) has increased significantly in recent years. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable at commercially reasonable terms, we could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
     In addition, our international mines are subject to various mine closure and mined-land reclamation laws. There have recently been significant changes in closure and reclamation programs in Peru and Chile. We cannot estimate the potential impact of these new regulations or any additional changes to regulations in these or other non-U.S. jurisdictions in which we do business at this time.
Levels of Ore Reserves and Mill and Leach Stockpiles Are Subject to Uncertainty and Our Ability to Replenish Ore Reserves Is Important for Long-Term Viability
     There are a number of uncertainties inherent in estimating quantities of ore reserves and copper recovered from stockpiles, including many factors beyond our control. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. The quantity of copper contained in mill and leach stockpiles is based upon surveyed volumes of mined material and daily production records. The reserve and recoverable copper in stockpiles data included in this annual report are estimates. The volume and grade of ore reserves recovered, rates of production and recovered copper from stockpiles may be less than we anticipate.
     Declines in the market price of a particular metal also may render the exploitation of reserves containing relatively lower grades of mineralization uneconomical. If the price we realize for a particular commodity were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, we could experience reductions in reserves resulting in increased depreciation charges and potential asset write-downs. Under some such circumstances, we may discontinue the development of a project or mining at one or more properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may reduce ore reserves.
     Ore reserves are depleted as we mine. Our ability to replenish our ore reserves is important to our long-term viability. We use several strategies to replenish and grow our copper and molybdenum ore reserves, including exploration and investment in properties located near our existing mine sites, investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic and an exploration strategy that includes pursuing opportunities with joint venture partners. Acquisitions may also contribute to increased ore reserves and we review potential acquisition opportunities on a regular basis.
Operational Risks
          Mines by their nature are subject to many operational risks and factors that are generally outside of our control and could impact our business, operating results and cash flows. These operational risks and factors include, but are not limited to (i) unanticipated ground and water conditions and adverse claims to water rights, (ii) geological problems, including earthquakes and other natural disasters, (iii) metallurgical and other processing problems, (iv) the occurrence of unusual weather or operating conditions and other force majeure events, (v) lower than expected ore grades or recovery rates, (vi) accidents, (vii) delays in the receipt of or failure to receive necessary government permits, (viii) the results of litigation, including appeals of agency decisions, (ix) uncertainty of exploration and development, (x) delays in transportation, (xi) labor disputes, (xii) inability to obtain satisfactory insurance coverage, (xiii) unavailability of materials and equipment, (xiv) the failure of equipment or processes to operate in accordance with specifications or expectations, (xv) unanticipated difficulties consolidating acquired operations and obtaining expected synergies and (xvi) the results of financing efforts and financial market conditions.
Our Operations Outside the United States Are Subject to the Risks of Doing Business in Foreign Countries
          In 2005, our international operations provided 30 percent of the Company’s consolidated sales (including sales through PDMC’s U.S. based sales company) and our international operations (including international exploration) contributed 46 percent of the Company’s consolidated operating income. We fully consolidate the results of certain of our domestic and international mining operations in which we own less than a 100 percent interest (and report the minority interest). During 2005, our minority partners in our South American mines were entitled to approximately 185,700 tons, or 34 percent, of our international copper production.
          Our international activities are conducted in Canada, Latin America, Europe, Asia and Africa, and are subject to certain political and economic risks, including but not limited to (i) political instability and civil strife, (ii) changes in foreign laws and regulations, including those relating to the environment, labor, tax, royalties on mining activities and dividends or repatriation of cash and other property to the United States, (iii) foreign currency fluctuations, (iv) expropriation or nationalization of property, (v) exchange controls and (vi) import, export and trade regulations.
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
          Sierrita – The Sierrita operation is located in the Santa Cruz River watershed. The water for the operation is groundwater. The wells that supply the water may be subject to the Gila River adjudication only to the extent that such wells are determined to be pumping or impacting appropriable surface water. Phelps Dodge has filed Statements of Claimants in the adjudication for these water sources in case any are later determined to produce or impact appropriable surface water. In 1980, the Arizona legislature enacted the Arizona Groundwater Code. The Code established Active Management Areas (AMA’s) in several groundwater basins, including the Santa Cruz Groundwater Basin. The groundwater at this operation is subject to regulation under the Santa Cruz AMA.
          Bagdad – The Bagdad operation is located in the Bill Williams River watershed. The water supply includes claims both to surface water and groundwater. There is not an active adjudication proceeding in this watershed; however, the legal precedent set in the active adjudications regarding the determination of whether water pumped from wells is treated as surface water or groundwater may impact the use of water from some wells.
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
     The 1997 legislation required that the Company and the Tribe enter a lease for the delivery of CAP water through the Black River Pump Station to Morenci on or before December 31, 1998. In the event a lease was not signed, the legislation expressly provided that the legislation would become the lease. On January 24, 2002, a lease between the San Carlos Apache Tribe, Phelps Dodge and the United States was executed (effective as of January 1, 1999) in accordance with that legislation. On the same date, and in accor-

dance with the legislation, an Exchange Agreement between the San Carlos Apache Tribe, the United States and the Salt River Project Water User’s Association was executed and subsequently approved by Phelps Dodge. Since that date, CAP water has been delivered to Morenci. Phelps Dodge has not reached a settlement with the Tribe on general water issues and Phelps Dodge water claims within the Gila River adjudication are still subject to litigation with the Tribe and other parties.
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
          Phelps Dodge’s Miami operation’s predecessor in interest (formerly named Cyprus Miami Mining Corporation) was named and served as a defendant in this action in 1989. These proceedings may affect water rights associated with former Cyprus Miami lands in the Gila River watershed.
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
          Phelps Dodge Miami, Inc. and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other members of the PCG settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, is scheduled for October 30, 2006, subject to approval by the trial judge.
          Approximately $108 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2005. While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.

IV. Phelps Dodge Tyrone, Inc. (Tyrone) appealed a decision by the New Mexico Water Quality Control Commission (WQCC) upholding certain conditions imposed by the New Mexico Environment Department in Tyrone’s Supplemental Discharge Permit for Closure, DP-1341. Phelps Dodge Tyrone, Inc. v. New Mexico Water Quality Control Commission, No. 25027. Oral arguments were held on January 19, 2006. In this case, Tyrone objects to permit conditions requiring Tyrone to perform approximately $75 million of additional closure work. Chino Mines Company’s (Chino) Supplemental Discharge Permit for Closure, DP-1340, was appealed by a third party, whose appeal was dismissed by the WQCC on procedural grounds. The WQCC’s decision dismissing the appeal was overturned by the New Mexico Court of Appeals. Gila Resources Information Project v. New Mexico Water Quality Control Commission, No. 24,478. The permit decision has been remanded to the WQCC for further proceedings.
V. Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a number of product liability or premises lawsuits brought by electricians and other skilled tradesmen or contractors claiming injury from exposure to asbestos found in limited lines of electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Phelps Dodge presently believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.
VI. The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint filed in these actions does not name the Company as a defendant. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorneys’ fees. The court certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999 through January 18, 2005. Discovery is ongoing.
          A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and has been consolidated with the class action for pretrial purposes.
          Actions are pending in state courts in California, Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Florida, Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, have been dismissed. Columbian also has received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.
          The Company believes the claims are without merit and intends to defend the lawsuits vigorously.
VII. In October 2005, the Company’s wholly owned subsidiary, Western Nuclear, Inc., and two other companies, Kerr McGee Chemical Worldwide, L.L.C. and Fremont Lumber Company (collectively, the PRPs) executed a Consent Decree with the United States resolving claims among the parties, including certain government agencies, for liability associated with the White King/Lucky Lass Uranium Mines site near Lakeview, Oregon (Site). The Consent Decree was entered by the United States District Court, District of Oregon on January 20, 2006, and requires the PRPs to perform remedial design (RD) and remedial action (RA) at the Site, to collectively pay a penalty for alleged failure to comply with a unilateral administrative order (UAO) issued by EPA and to perform a supplemental environmental project at the Site. In exchange, the Government agreed to contribute to the cost associated with the RD and RA at the Site, and further agreed to provide the PRPs with a covenant not to sue and contribution protection. The PRPs have also resolved liability claims among each other.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted during the fourth quarter of 2005 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation
     The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its board of directors. As of February 27, 2006, the executive officers of Phelps Dodge Corporation were as follows:

			Officer of the
	Age at		Corporation
Name	2/27/06	Position	Since
J. Steven Whisler	51	Chairman of the Board	1987
		and Chief Executive Officer

Timothy R. Snider	55	President and Chief Operating	1997
		Officer

Ramiro G. Peru	50	Executive Vice President	1995
		and Chief Financial Officer

David C. Naccarati	53	President, Phelps Dodge
		Mining Company

Arthur R. Miele	64	Senior Vice President-Marketing;	1987
		President, Phelps Dodge
		Sales Company

Kalidas V. Madhavpeddi	50	Senior Vice President-Asia;	1999
		President, Phelps Dodge
		Wire and Cable Group

S. David Colton	50	Senior Vice President and	1998
		General Counsel

Nancy Mailhot	42	Vice President-	2004
		Human Resources
     Mr. Whisler was elected Chairman of the Company in May 2000, and has been Chief Executive Officer since January 2000. He was President from December 1997 to October 2003 and was also Chief Operating Officer from December 1997 until January 2000. He was President of Phelps Dodge Mining Company, a division of the Company, from 1991 to October 1998.
     Mr. Snider was elected President and Chief Operating Officer in November 2003. Prior to that time, Mr. Snider was Senior Vice President of the Company, a position he held since 1998.
     Mr. Peru was elected Executive Vice President in October 2004. He was elected Senior Vice President and Chief Financial Officer in January 1999. Prior to that time, Mr. Peru was Senior Vice President for Organization Development and Information Technology, a position he held since January 1997. Prior to that, Mr. Peru was Vice President and Treasurer of the Company, a position he held since 1995.
     Mr. Naccarati was appointed to the Company’s Senior Management Team, as well as elected President, Phelps Dodge Mining Company, in October 2004. He was elected Vice President, North American Mining, Phelps Dodge Mining Company, in October 2003. Prior to that time, Mr. Naccarati was President, Phelps Dodge Morenci, Inc., a position he held since 2001. Prior to that time, he was President, PD Candelaria, Inc., a position he held since 1999. Prior to that, he was President, Phelps Dodge Tyrone, Inc., a position he held since 1997.
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
     Ms. Mailhot was elected Vice President-Human Resources and appointed to the Company’s Senior Management Team in October 2005. She previously served as Vice President-Global Supply Chain Management since October 2004. Ms. Mailhot joined the Company in March 2001 as Vice President-Global Supply Chain Management for Phelps Dodge Mining Company. Prior to joining the Company, Ms. Mailhot served in various positions with Owens Corning.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
     The information called for in paragraphs (a) and (b) of Item 5 appears on pages 93 and 94 and page 123 of this report.
(c) Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended December 31, 2005:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
––––––––––––––––––––––––––––	–––––––––––––––––	––––––––––––––	–––––––––––––––––	––––––––––––––––––––––––
October 1-31, 2005	851	$128.59	—	—
November 1-30, 2005	594	120.94	—	—
December 1-31, 2005	489	140.00	—	—

Total	1,934	129.12	—	—

*	This category includes shares repurchased under the Company’s applicable stock option and restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, the Company repurchases shares to satisfy tax obligations on restricted stock awards, and in the SSP, the Company repurchases shares as a result of changes in investment elections by plan participants.

Item 6. Selected Financial Data
     The following financial and operating data should be read in conjunction with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto appearing in this Annual Report.
($ in millions except per share and per pound amounts)

	Year Ended December 31,*
	2005 (a)	2004 (b)	2003 (c)	2002 (d)	2001 (e)

Statement of Operations Data
Sales and other operating revenues	$8,287.1	6,415.2	3,498.5	3,173.2	3,420.4
Operating income (loss)	1,764.9	1,474.9	142.8	(257.4)	(90.6)
Income (loss) from continuing operations before cumulative effect of accounting changes	1,583.9	1,023.6	(21.1)	(356.5)	(377.7)
Income (loss) from discontinued operations, net of taxes**	(17.4)	22.7	39.2	41.3	48.2
Income (loss) before cumulative effect of accounting changes	1,566.5	1,046.3	18.1	(315.2)	(329.5)
Net income (loss)	1,556.4	1,046.3	94.8	(338.1)	(331.5)
Basic earnings (loss) per common share from continuing operations***	16.12	10.82	(0.39)	(4.35)	(4.81)
Diluted earnings (loss) per common share from continuing operations***	15.64	10.35	(0.39)	(4.35)	(4.81)
Basic earnings (loss) per common share from discontinued operations, extraordinary item and cumulative effect of accounting changes***	(0.28)	0.24	1.31	0.22	0.59
Diluted earnings (loss) per common share from discontinued operations, extraordinary item and cumulative effect of accounting changes***	(0.27)	0.23	1.31	0.22	0.59
Basic earnings (loss) per common share***	15.84	11.06	0.92	(4.13)	(4.22)
Diluted earnings (loss) per common share***	15.37	10.58	0.92	(4.13)	(4.22)
Balance Sheet Data (at period end)
Current assets	$4,070.7	2,661.7	1,790.0	1,428.2	1,531.2
Total assets	10,358.0	8,594.1	7,272.9	7,029.0	7,584.3
Total debt	694.5	1,096.9	1,959.0	2,110.6	2,871.6
Long-term debt	677.7	972.2	1,703.9	1,948.4	2,538.3
Shareholders’ equity	5,601.6	4,343.1	3,063.8	2,813.6	2,730.1
Cash dividends declared per common share	6.25	0.50	—	—	0.75

Other Data
Net cash provided by operating activities	$1,769.7	1,700.1	461.6	359.1	310.7
Capital expenditures and investments	698.2	317.3	102.4	133.2	311.0
Net cash (used in) investing activities	(368.0)	(291.0)	(87.7)	(140.3)	(266.8)
Net cash provided by (used in) financing activities	(685.8)	(947.2)	(48.8)	(244.8)	101.0

Division Results
Phelps Dodge Mining Company operating income (loss)	$1,929.9	1,606.7	265.2	(65.0)	(83.6)
Phelps Dodge Industries operating income	14.6	18.8	13.7	(17.5)	12.2
Corporate and other operating loss	(179.6)	(150.6)	(136.1)	(174.9)	(19.2)

	$1,764.9	1,474.9	142.8	(257.4)	(90.6)

Copper
Copper production — thousand short tons (h)	1,228.0	1,260.6	1,042.5	1,012.1	1,145.2
Copper sales from own mines — thousand short tons (h)	1,238.4	1,268.9	1,052.6	1,034.5	1,156.0
COMEX copper price (per pound) (f)	$1.68	1.29	0.81	0.72	0.73
LME copper price (per pound) (g)	$1.67	1.30	0.81	0.71	0.72

Commercially recoverable copper (million tons)
Ore reserves (h)	17.7	23.2	19.5	19.6	22.1
Stockpiles and in-process inventories (h)	1.5	1.6	1.6	1.4	0.9

	19.2	24.8	21.1	21.0	23.0

*	2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003-2001 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively). As a result of the Company’s agreement to sell Columbian Chemicals Company (Columbian), previously disclosed as our Specialty Chemicals segment, the operating results for Columbian have been reported separately from continuing operations and shown as discontinued operations for all periods presented.

**	Refer to Note 3, Discontinued Operations and Assets Held for Sale, to our Consolidated Financial Statements contained herein for further discussion.

***	Basic and diluted earnings per common share do not reflect the stock split, which was approved by the board of directors on February 1, 2006. Refer to Note 24, Stock Split, for further discussion.

     All references to per share earnings or loss are based on diluted earnings (loss) per share.
(a)	Reported amounts included after-tax, net special charges of $331.8 million, or $3.28 per common share, for asset impairment charges; tax expense of $88.1 million, or 87 cents per common share, for foreign dividend taxes; $86.4 million, or 85 cents per common share, for environmental provisions; $42.6 million, or 42 cents per common share, for charges associated with discontinued operations in connection with the pending sale of Columbian; $41.3 million, or 41 cents per common share, for early debt extinguishment costs; $34.5 million (net of minority interest), or 35 cents per common share, for tax on unremitted foreign earnings; $23.6 million, or 23 cents per common share, for a tax charge associated with minimum pension liability reversal; $10.1 million, or 10 cents per common share, for cumulative effect of accounting change; $5.9 million, or 6 cents per common share, for transaction and employee-related costs associated with the sale of North American magnet wire assets; partially offset by special gains of $388.0 million, or $3.83 per common share, for sale of a cost-basis investment; $181.7 million, or $1.80 per common share, for change of interest gains at Cerro Verde and Ojos del Salado; $15.6 million, or 16 cents per common share, for legal matters; $11.9 million, or 12 cents per common share, for the reversal of PD Brazil deferred tax asset valuation allowance; $8.5 million, or 8 cents per common share, for the sale of non-core real estate; $4.0 million, or 4 cents per common share, for the reversal of U.S. deferred tax asset valuation allowance; $0.4 million, or 1 cent per common share, for environmental insurance recoveries; and $0.1 million for Magnet Wire restructuring activities. The after-tax, net special charges of $42.6 million associated with discontinued operations consisted of $67.0 million (net of minority interests), or 66 cents per common share, for a goodwill impairment charge; taxes of $7.6 million, or 8 cents per common share, associated with the sale and dividends paid in 2005; and $5.0 million, or 5 cents per common share, for a loss on disposal of Columbian associated with transaction and employee-related costs; partially offset by a deferred income tax benefit of $37.0 million, or 37 cents per common share.

(b)	Reported amounts included after-tax, net special charges of $44.7 million, or 45 cents per common share, for environmental provisions; $30.9 million (net of minority interests), or 31 cents per common share, for early debt extinguishment costs; $9.9 million, or 10 cents per common share, for the write-down of two cost-basis investments; $9.6 million, or 10 cents per common share, for taxes on anticipated foreign dividends; $9.0 million, or 9 cents per common share, for a deferred tax asset valuation allowance at our Brazilian wire and cable operation; $7.6 million, or 8 cents per common share, for Magnet Wire restructuring activities; $5.9 million, or 6 cents per common share, for asset impairments (included $4.5 million, or 4 cents per common share, for discontinued operations); and $0.7 million, or 1 cent per common share, for interest on a Texas franchise tax matter; partially offset by special gains of $30.0 million, or 31 cents per common share, for the reversal of a U.S. deferred tax asset valuation allowance; $15.7 million (net of minority interest), or 16 cents per common share, for the reversal of an El Abra deferred tax asset valuation allowance; $10.1 million, or 10 cents per common share, for the gain on the sale of uranium royalty rights; $7.4 million, or 7 cents per common share, for environmental insurance recoveries; and $4.7 million, or 5 cents per common share, for the settlement of historical legal matters.

(c)	Reported amounts included after-tax, net special gains of $2.4 million, or 3 cents per common share, for the termination of a foreign postretirement benefit plan associated with discontinued operations; $0.5 million, or 1 cent per common share, for environmental insurance recoveries; $0.2 million for the reassessment of prior restructuring programs; $6.4 million, or 7 cents per common share, on the sale of a cost-basis investment; $8.4 million, or 9 cents per common share, for cumulative effect of an accounting change; $1.0 million, or 1 cent per common share, for the tax benefit relating to additional 2001 net operating loss carryback; and an extraordinary gain of $68.3 million, or 76 cents per common share, on the acquisition of our partner’s one-third interest in Chino Mines Company; partially offset by charges of $27.0 million, or 30 cents per common share, for environmental provisions (included a gain of $0.5 million, or 1 cent per common share, for discontinued operations); $8.0 million, or 9 cents per common share, for a probable Texas franchise tax matter; $2.9 million, or 3 cents per common share, for the settlement of historical legal matters; and $2.6 million, or 3 cents per common share, for asset and goodwill impairments.

(d)	Reported amounts included after-tax, net special charges of $153.5 million, or $1.82 per common share, for Phelps Dodge Mining Company asset impairment charges and closure provisions; $53.0 million, or 63 cents per common share, for historical lawsuit settlements; $45.0 million, or 54 cents per common share, for a historical arbitration award; $26.6 million, or 32 cents per common share, for early debt extinguishment costs; $23.0 million, or 27 cents per common share, for Phelps Dodge Industries restructuring activities; $22.9 million, or 27 cents per common share, for cumulative effect of an accounting change; $14.0 million, or 17 cents per common share, for environmental provisions (included a gain of $0.6 million, or 1 cent per common share, for discontinued operations); $1.2 million, or 1 cent per common share, for the write-off of two cost-basis investments; $1.0 million, or 1 cent per common share, for the settlement of legal matters; and $0.5 million, or 1 cent per common share, for the reassessment and additional retirement benefits in connection with prior restructuring programs; partially offset by special gains of $29.1 million, or 35 cents per common share, for environmental insurance recoveries; $22.6 million, or 27 cents per common share, for the gain on the sale of a non-core parcel of real estate; $13.0 million, or 15 cents per common share, for the release of deferred taxes previously provided with regard to Plateau Mining Corporation; and $66.6 million, or 79 cents per common share, for the tax benefit relating to the net operating loss carryback prior to 2002 resulting from a change in U.S. tax legislation; and $0.5 million, or 1 cent per common share, associated with discontinued operations for the reassessment of a prior restructuring program.

(e)	Reported amounts included after-tax, net special gains of $61.8 million, or 79 cents per common share, for environmental insurance recoveries; $39.9 million, or 51 cents per common share, for the gain on the sale of Sossego; $9.0 million, or 11 cents per common share, for an insurance settlement for potential future legal matters; offset by special charges of $57.9 million, or 74 cents per common share, to provide a deferred tax valuation allowance; $31.1 million, or 40 cents per common share, for environmental provisions (included $1.4 million, or 2 cents per common share, for discontinued operations); $29.8 million, or 38 cents per common share, for restructuring activities; $12.9 million, or 16 cents per common share, for investment impairments; $2.0 million, or 3 cents per common share, for cumulative effect of an accounting change; and $3.4 million, or 4 cents per common share, for other items, net.

(f)	New York Commodity Exchange annual average spot price per pound — cathodes.

(g)	London Metal Exchange annual average spot price per pound — cathodes.

(h)	2005 and 2004 reflected production, sales and commercially recoverable copper on a consolidated basis; 2003-2001 reflected that information on a pro rata basis. The decrease in ore reserves at December 31, 2005, was primarily due to the reduction of the Company’s interest in Cerro Verde to 53.6 percent from 82.5 percent, new pit designs at Bagdad, Cerro Verde, Chino, Cobre, Tyrone and Candelaria, as well as 2005 production.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information called for in Item 7 appears on pages 45 through 95 of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information called for in Item 7A appears on pages 33 through 36, 45 through 47 and 81 through 87 of this report.
Item 8. Financial Statements and Supplementary Data
The information called for in Item 8 appears on pages 98 through 145 of this report.
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
     Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
     The reports required to be furnished pursuant to this item appear on pages 96 and 97, respectively.
     Changes in Internal Control over Financial Reporting
     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2005.
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
     Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general U.S. and international economic and political conditions; the cyclical and volatile price of copper, molybdenum and other commodities; volatility in our financial performance caused by our copper price protection programs; volatility in energy prices, including the price of electricity, diesel fuel and natural gas; pressure on our copper production costs; the cost of environmental and regulatory compliance; the cost of mine closure regulations, including the ability to obtain surety bonds or other financial assurance for reclamation obligations; uncertainty relating to levels of ore reserves and mill and leach stockpiles; the ability to replenish our copper and molybdenum ore reserves; political and economic risks associated with foreign operations; and operational risks, including: unanticipated ground and water conditions and adverse claims to water rights; geological problems; metallurgical and other processing problems; the occurrence of unusual weather or operating conditions and other force majeure events; lower than expected ore grades and recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of appeals of agency decisions or other litigation; uncertainty of exploration and development; delays in transportation; labor disputes; inability to obtain satisfactory insurance coverage; unavailability of materials and equipment; the failure of equipment or processes to operate in accordance with specifications or expectations; unanticipated difficulties consolidating acquired operations and obtaining expected synergies; and the results of financing efforts and financial market conditions.
     These and other risk factors are discussed in more detail under Risk Factors on pages 33 through 36 and elsewhere herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows
     Phelps Dodge is one of the world’s leading producers of copper and molybdenum, and is the world’s largest producer of molybdenum-based chemicals and continuous-cast copper rod. PDMC is an international business division comprising our vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and project development programs. Our copper mines include Morenci, Bagdad, Sierrita, Miami, Chino, Cobre, Tyrone and Tohono in the United States and Candelaria, Cerro Verde, El Abra and Ojos del Salado in South America. The Primary Molybdenum segment includes our Henderson and Climax molybdenum mines in the United States.
     PDI, our manufacturing division, consists of our Wire and Cable segment which produces engineered products principally for the global energy sector. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. Wire and Cable consists of three worldwide product-line businesses comprising magnet wire, energy cables and specialty conductors.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals Company (Columbian Chemicals or Columbian), previously disclosed as our Specialty Chemicals segment, to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. This transaction is expected to be completed in the 2006 first quarter. As a result of this proposed transaction, the operating results of Columbian, which were previously reported as a segment of PDI, are now reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income. In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets to Rea Magnet Wire Company, Inc. This transaction was completed on February 10, 2006. (Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further discussion of these transactions.)
     The Company is continuing to explore strategic alternatives for Phelps Dodge High Performance Conductors, a unit of Wire and Cable.
     From an overall Phelps Dodge perspective, the most significant risks associated with our businesses, or factors that could impact our businesses, operating results and cash flows, have been described under Risk Factors on pages 33 through 36, which we hereby incorporate into this Management’s Discussion and Analysis of Financial Condition and Results of Operations by reference. Below, we describe how certain risks, including the volatility of copper and molybdenum prices, increased energy costs, our cost structure, environmental and regulatory compliance, and mine closure regulations, affected our operations and financial results during 2005 and impact our short-term outlook. Additionally, our ability to replenish our copper and molybdenum ore reserves, which are depleted as we mine, is important to our long-term viability.
     Markets. Copper is a fundamental material used in residential and commercial construction, electrical and electronics equipment, transportation, industrial machinery and consumer durable goods. Copper is an internationally traded commodity and the copper market is volatile and cyclical. During the past 15 years, the New York Commodity Exchange (COMEX) prices per pound have ranged from a high of $2.28 to a low of 60 cents. Any material change in the price we receive for copper has a significant effect on our results.
     After a protracted downturn in demand and correspondingly lower prices that began in the early part of 2000, the market dynamics for copper began improving at the end of 2003 and have continued through 2005.
     In 2003, China overtook the United States as the largest consumer of refined copper in the world and during 2005 retained this position. In 2005, global copper production was constrained by numerous production disruptions at mines and smelters throughout the world. Production was affected by many factors including strikes, earthquakes, equipment failures and various other interruptions. This reduced supply more than offset lower consumption growth of 1 to 2 percent during the year. As a result, reported world exchange inventories remained at very low levels throughout 2005, declining from approximately 125,000 metric tons at the end of 2004 to approximately 72,000 metric tons in mid-2005, and increasing to approximately 156,000 metric tons at the end of 2005. For 2005, the copper market continued to be in a deficit of approximately 200,000 metric tons. These market fundamentals, combined with large speculative positions, a weakening U.S. dollar and low U.S. interest rates, resulted in COMEX prices averaging $1.68 per pound in 2005, almost 40 cents above the average for 2004. COMEX copper prices increased to $2.28 per pound at the end of 2005.
     Even if global copper production problems do not recur and the copper market returns to a modest surplus, Phelps Dodge expects that continued strong demand for copper, led by China, the expected improvements in consumption in the United States and Europe and the current low inventory levels will continue to support copper prices in 2006.
     Molybdenum is characterized by volatile, cyclical prices, even more so than copper. During the past 15 years, Metals Week Dealer Oxide prices per pound have ranged from a high of $40.00 to a low of $1.82. Molybdenum experienced a significant price improvement during 2005, far outpacing those recorded in the previous two years. The Metals Week Dealer Oxide mean price increased 93 percent from the 2004 mean price of $16.41 per pound to $31.73 per pound in 2005. Global production increased approximately 6 percent in 2005. We estimate that demand increased approximately 3 percent in 2005. In 2006, supply from China is expected to increase; however, it remains difficult to estimate. Molybdenum oxide supply is expected to increase as western roasting capacity restraints are moderated. The stainless steel, specialty steel and specialty chemical sectors are expected to continue to grow, led by capital spending increases and growth in China.
     Wire and cable products serve a variety of markets, including energy, construction, consumer and industrial products, aerospace, medical devices, transportation and natural resources. Products include magnet wire, energy cables and specialty conductors. These products advance technology and support infrastructure development in growing regions of the world.
     During 2005, wire and cable sales experienced an increase in sales and profitability resulting from increased demand in the international markets. For 2006, wire and cable products are expected to continue to experience an increase in sales and profitability as the U.S., Asian and Latin American economies continue to grow.
     Energy Costs. Energy, including electricity, diesel fuel and natural gas, represents a significant portion of the production costs for our operations. During 2005, energy costs increased significantly, affecting our profitability. In 2005, energy accounted for 19.5 cents of our per pound copper production cost, compared with 14.6 cents in 2004 and 13.5 cents in 2003.
     To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, increasing energy costs have affected our profitability. For example, as our diesel fuel and natural gas price protection programs were extended at gradually increasing prices, our energy costs increased to 19.5 cents per pound of copper production. In 2006, we may continue to experience higher energy costs if the current energy commodity prices remain at the levels experienced in 2005.
     We continue to explore alternatives to moderate or offset the impact to increasing energy costs. To address volatility associated with a shortfall of power generation capacity experienced during the 2000 energy crisis in the western United States, in late 2004 we purchased a one-third interest in a partially constructed power plant in New Mexico owned by Duke Energy Luna, LLC (Luna). The plant is expected to be operating by the 2006 second quarter. One-third of its electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. This investment in an efficient, low-cost plant is expected to continue to stabilize our southwest U.S. operations’ energy costs, and increase the reliability of our energy supply.
     Cost Structure. We continue to experience increases in our worldwide copper production costs. One factor affecting our increase in average cost of copper production is our decision, in response to strong demand for copper, to return to production certain higher cost properties. Our costs are also affected by the prices of commodities and equipment we consume or use in our operations. In addition, our cost structure for copper production is generally higher than that of some major producers, whose principal mines are located outside the United States. This is due to lower ore grades, higher labor costs (including pension and health-care costs) and, in some cases, stricter regulatory requirements. Our competitive cost position receives much attention from senior management and we continue to drive cost savings through common site processes and sharing best practices, as well as developing improvements in technologies.
Environmental and Mine Closure Regulatory Compliance. Our global operations are subject to stringent various federal, state and local laws and regulations related to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault and may also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The amended federal Bureau of Land Management (BLM) regulations governing mined-land reclamation for mining on federal lands will likely increase our regulatory obligations and compliance costs over time with respect to mine closure reclamation. We are also subject to state and international laws and regulations that establish requirements for mined-land reclamation and financial assurance. During 2005, we accelerated certain reclamation and remediation activities on a voluntary basis. In addition, during 2005, the Company’s board of directors approved establishing a trust dedicated to help fund our global environmental reclamation and remediation activities. The Company made an initial cash contribution of $100 million to the trust on December 22, 2005, and expects to contribute an additional $300 million in the 2006 first quarter. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At December 31, 2005 and 2004, the fair value of the trust assets was approximately $191 million and $85 million, respectively, of which approximately $91 million and $85 million, respectively, were legally restricted.
Ore Reserves. We use several strategies to replenish and grow our copper and molybdenum ore reserves. Our first consideration is to invest in mining and exploration properties near our existing operations. These additions allow us to develop adjacent properties with relatively small, incremental investments in operations. On September 16, 2005, the federal BLM completed a land exchange with the Company for property in Safford, Arizona, and on February 1, 2006, the Company’s board of directors conditionally approved, subject to obtaining several key state permits, development of a new copper mine on the property. Various resources from our nearby operations and additional local resources will be used to develop the facility. (Refer to PDMC — Other Matters on pages 70 and 71 for further discussion.)
     Technology innovations not only improve productivity, but also may increase our ore reserves. Developing and applying new technologies, such as our success with solution extraction/electrowinning beginning in the early 1980s, creates the ability to process ore types we previously considered uneconomic. During 2005, the Company successfully tested proprietary technology that more cost-effectively processes chalcopyrite concentrates, which we are planning to use at our expanded Morenci facility. Other technologies are currently being developed and tested for additional ore types.
     Our exploration strategy focuses on identifying new mining opportunities in Latin America, Asia, Australia, Central Africa and other regions. In several cases, we pursue these opportunities with joint-venture partners. By working with others, we maximize the potential benefits of our exploration expenditures and spread costs and risks among several parties. For example during 2005, we exercised our option to acquire a 57.75 percent controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Democratic Republic of the Congo. (Refer to PDMC — Other Matters on pages 70 and 71 for further discussion.)
     Acquisitions also may contribute to increased ore reserves. If acquisition opportunities present themselves, we consider them, but we pursue them only if they pass our rigorous screenings for adding economic value to the Company.
Critical Accounting Policies and Estimates
     Phelps Dodge’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental and asset retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); pension, postemployment, postretirement and other employee benefit liabilities; bad debt reserves, realization of deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Phelps Dodge bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     Phelps Dodge believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its Consolidated Financial Statements.
Ore Reserves. Phelps Dodge, at least annually, estimates its ore reserves at active properties and properties on care-and-maintenance status. There are a number of uncertainties inherent in estimating quantities of ore reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of operating and environmental permits, changes in operating and capital costs, and other factors could materially and adversely affect our ore reserve estimates. Phelps Dodge uses its ore reserve estimates in determining the unit basis for units-of-production depreciation and amortization rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items. For example, a 10 percent increase in ore reserves at each mine would decrease total depreciation expense by approximately $24 million in 2006; a 10 percent decrease would increase total depreciation expense by approximately $27 million in 2006.
     Phelps Dodge’s reported ore reserves are economic at the most recent three-year historical average COMEX copper price of $1.26 per pound, and the most recent three-year historical average molybdenum price of $17.82 per pound (Metals Week Dealer Oxide mean price).
Asset Impairments. Phelps Dodge evaluates its long-term assets (to be held and used) for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill, investments and long-term receivables, and our identifiable intangible assets are evaluated at least annually for impairment. PDMC’s evaluations are based on business plans that are developed using a time horizon that is reflective of the historical, moving average for the full price cycle. We currently use a long-term average COMEX price of 95 cents per pound of copper and an average molybdenum price of $5.00 per pound (Metals Week Dealer Oxide mean price), along with near-term price forecasts reflective of the current price environment, for our impairment tests. It should be noted that a long-term copper price of 90 cents per pound was used to develop mine plans and production schedules. PDI’s business plans are based on the remaining asset life of the asset group and PDI bases its economic projections on market supply and demand forecasts. We use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company’s expectation of discounted net cash flows.
     The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged 96 cents, $1.00 and $1.00, respectively. The molybdenum per pound Metals Week Dealer Oxide mean price over the same periods averaged $7.63, $6.39 and $5.57, respectively. Should estimates of future copper and molybdenum prices decrease, impairments may result.
Recoverable Copper. Phelps Dodge capitalizes applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future. The mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Because the determination of copper contained in mill and leach stockpiles by physical count is impractical, we employ reasonable estimation methods.
     The quantity of material delivered to mill stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in the material delivered to the mill stockpiles. Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are reduced as material is removed and fed to the mill. At December 31, 2005, the estimated amount of recoverable copper contained in mill stockpiles was 0.4 million tons on a consolidated basis (0.3 million tons on a pro rata basis) with a carrying value of $54.9 million. At December 31, 2004, the estimated amount of recoverable copper contained in mill stockpiles was 0.4 million tons on a consolidated basis (0.3 million tons on a pro rata basis) with a carrying value of $56.5 million.
     The quantity of material in leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blast-hole cuttings determine the estimated amount of copper contained in material delivered to the leach stockpiles. Expected copper recovery rates are determined using small-scale laboratory tests, small- and large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary significantly depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take many years. At December 31, 2005, the estimated amount of recoverable copper contained in leach stockpiles was 1.3 million tons on a consolidated basis (1.2 million tons on a pro rata basis) with a carrying value of $115.0 million. At December 31, 2004, the estimated amount of recoverable copper contained in leach stockpiles was 1.4 million tons on a consolidated basis (1.3 million tons on a pro rata basis) with a carrying value of $100.7 million.
Deferred Taxes. In preparing our Consolidated Financial Statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     With the exception of amounts provided for undistributed earnings of Candelaria and El Abra, deferred income taxes have not been provided on our share (approximately $280 million) of undistributed earnings of foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely.
     The recent enactment of the American Jobs Creation Act of 2004 (Act) caused us to re-evaluate our current policy with respect to the repatriation of foreign earnings. The Act allows U.S. corporations to elect to deduct 85 percent of certain cash dividends received from qualifying foreign subsidiaries during a one-year period (2005 for PD), but also results in the loss of any foreign tax credits associated with these earnings. During the 2005 fourth quarter, we completed our evaluation of the repatriation provision and concluded that no election would be made. Our analysis determined that the 85 percent deduction did not result in a tax savings for Phelps Dodge as the U.S.

tax liability associated with a repatriation of qualifying foreign earnings would be offset by available foreign tax credits.
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
     At December 31, 2005, our valuation allowances totaled $363.5 million and covered a portion of our minimum tax credits, a portion of our stock basis differences, a portion of our state net operating loss carryforwards, all of our Peruvian net operating loss carryforwards and all of our U.S. capital loss carryforwards. At December 31, 2004, our valuation allowances totaled $282.8 million and primarily covered a portion of our minimum tax credits, a portion of our state net operating loss carryforwards and the deferred tax assets of our Brazilian wire and cable manufacturing operation.
     During 2005, our valuation allowances increased by $80.7 million primarily due to the impact of the U.S. corporate alternative minimum tax and limitations on the utilization of net operating and capital loss carryforwards. The increase comprised valuation allowances attributable to minimum tax credits ($61.2 million), a portion of our stock basis differences ($15.6 million), U.S. capital loss carryforwards ($8.0 million) and Peruvian net operating loss carryforwards ($14.2 million); partially offset by decreases associated with U.S. state net operating loss carryforwards ($9.3 million) and Brazilian net operating loss carryforwards ($9.0 million).
Pension, Postemployment, Postretirement and Other Employee Benefit Liabilities. Phelps Dodge has trusteed, non-contributory pension plans covering substantially all its U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees.
     Under current financial accounting standards, the discount rate used to calculate the actuarial present value of our accumulated pension and other postretirement benefit obligations must be set each year based on current yields available on high-quality corporate bonds. The discount rates for pension, retiree medical, and retiree life were 5.63, 5.37, and 5.41 percent respectively at year end 2005. The discount rates for pension, retiree medical, and retiree life were 5.75, 5.75, and 6.00 percent respectively at year end 2004 and 6.25, 6.25, and 6.25 percent respectively at year end 2003. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. For our U.S. plans, we utilized a nationally recognized, third-party actuary to assist in the determination of the discount rate based on expected future benefit payments for service to date together with the Citibank Pension Discount Curve. This approach generated a discount rate of approximately 5.63 percent for our U.S. pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record. Changes in the discount rate affect several components of pension expense/income, one of which is the amount of the cumulative gain or loss that will be recognized. Because gains or losses are only recognized when they fall outside of a calculated corridor, the effect of changes in the discount rate on pension expense may not be linear. For example, the first four 25-basis-point increases in our assumed discount rate assumption as of the beginning of 2006 would decrease our pension expense by approximately $4 million per year during the next three years. Each of the next four 25-basis-point increases would decrease our pension expense by less than $1 million per year over the next three years. Each 25-basis-point decrease in our assumed discount rate assumption would increase our pension expense by approximately $4 million per year during the next three years. The change would not affect the minimum required contribution.
     Our pension plans were valued between December 1, 2003, and January 1, 2004, and between December 1, 2004, and January 1, 2005. Obligations were projected and assets were valued as of the end of 2004 and 2005. The majority of plan assets are invested in a diversified portfolio of stocks, bonds, and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.
     The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 96 percent of total plan assets as of year-end 2005. These plans accounted for approximately 90 percent of benefit obligations. The investment portfolio for this trust as of year-end 2005 had an asset mix that included 58 percent equities (41 percent U.S. equities, 10 percent international equities and 7 percent emerging market equities), 34 percent fixed income (19 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 4 percent U.S. high yield, and 3 percent treasury inflation-protected securities), 5 percent real estate and real estate investment trusts, and 3 percent other.
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
     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum over the 20 years beginning December 1, 2005, with a standard deviation of 10.6 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.5 percent with a premium for active management of 0.5 percent. Our rate of return and standard deviation estimates remain unchanged from December 1, 2004.

     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of our plans and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and increase the amount of recorded pension expense (or decrease recorded pension income) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to year-end 2005 will be reflected in the results of operations by January 1, 2011. A 25-basis-point increase/decrease in our expected long-term rate of return assumption as of the beginning of 2006 would decrease/increase our pension expense by approximately $3 million per year during the next three years. In addition, a 25-basis-point decrease in the long-term rate of return assumption would not affect the minimum required contribution to our pension plan during the same three-year period. Due to better-than-expected returns in 2003, 2004 and 2005, combined with company contributions made during 2005, there is no minimum 2006 cash contribution for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees. We continue to analyze funding strategies and monitor pension reform under various economic scenarios to effectively manage future contribution requirements.
     In 2005 and 2004, the Company made cash contributions of $250 million and $85 million, respectively, to the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees. As a result of these contributions, the entire benefit obligation for these plans is funded at year-end 2005. The Company does not anticipate any further appreciable funding requirements for these plans through 2008.
     Phelps Dodge has postretirement medical and life insurance benefit plans covering certain of its U.S. employees and, in some cases, employees of international subsidiaries. During 2005, the Company eliminated postretirement life insurance coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for all active employees who separate from service and retire on or after January 1, 2006. During 2005, the Company also eliminated postretirement medical coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for employees hired or rehired on or after February 1, 2005. Postretirement benefits vary among plans, and many plans require contributions from retirees. We account for these benefits on an accrual basis. Our funding policy provides that contributions to our postretirement and other employee benefits, other than pensions, shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time.
     In December 2005, the Company’s board of directors approved establishing two trusts, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts were established in connection with certain employee benefit plans sponsored by the Company and are intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts under Section 501(c)(9) of the Internal Revenue Code. The trusts will help provide assurance to participants in these plans that the Company will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. The trusts, however, will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. On December 21, 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations.
     Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plan. The medical care cost trend rates for major medical and basic only plans over the next year are assumed to be approximately 10 percent and approximately 8 percent, respectively. The rate to which the cost trend rate is assumed to decline (i.e., the ultimate trend rate) is 5 percent by 2012. A 1 percentage-point increase in the assumed health-care cost trend rate would increase net periodic benefit cost by approximately $1 million and increase our postretirement benefit obligation by approximately $14 million; a 1 percentage-point decrease in the assumed health-care cost trend rate would decrease net periodic benefit cost by approximately $1 million and decrease our postretirement benefit obligation by approximately $12 million. The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust, and the current economic environment, we expect our postretirement medical and life insurance benefit assets will earn an average of 3.50 and 5.00 percent per annum, respectively over the long-term beginning January 1, 2006. The Citibank Pension Discount Curve together with projected future cash flow from the postretirement medical and life insurance benefit plans resulted in discount rates of approximately 5.37 percent for the retirement medical plan and 5.41 percent for the retiree life plan. Changes in this assumption are reflected in our benefit obligation and, therefore, in our liabilities and income or expense we record. Changes in the discount rate affect several components of periodic benefit expense/income, one of which is the amount of the cumulative gain or loss that will be recognized. Because gains or losses are only recognized when they fall outside of a calculated corridor, the effect of changes in the discount rate on postretirement expense may not be linear. For example, the first four 25-basis-point increases in our assumed discount rate assumption as of the beginning of 2006 would decrease our periodic benefit cost by less than $1 million per year during the next three years. The first two 25-basis-point decreases in our assumed discount rate assumption would increase our periodic benefit cost by less than $1 million per year during the next three years. The next 25-basis-point decrease would not affect our periodic benefit cost over the next three years, and the next 25-basis-point decrease in the assumed discount rate would decrease our periodic benefit cost by less than $1 million per year during the next three years.
Environmental Obligations. Phelps Dodge develops natural resources and creates products that contribute to an enhanced standard of living for people throughout the world. Our mining, exploration, production and historic operating activities are subject to various laws and regulations governing the protection of the environment which require, from time to time, significant expenditures. These environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the date of the balance sheet and that the amount can be reasonably estimated. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion on our accounting policy for environmental expenditures.)
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
     At December 31, 2005, environmental reserves totaled $367.9 million for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain facilities. The cost range for reasonably possible outcomes for all reservable remediation sites for which a liability was recognized was estimated to be from approximately $329 million to $642 million.
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2005, the cost range for reasonably possible outcomes for all such sites was estimated to be from approximately $2 million to $14 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
Reclamation. Reclamation is an ongoing activity that occurs throughout the life of a mine. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances will be recognized as an ARO and as a related ARC in the period incurred. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire tangible long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.
     Effective December 31, 2005, we adopted Financial Accounting Standards Board’s (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (FIN 47). With the adoption of this Interpretation, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional ARO is factored into the measurement of the liability.
     (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion of our accounting policy for asset retirement obligations and the impacts of adoption of SFAS No. 143 and FIN 47.)
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
     At December 31, 2005, AROs totaled $398.4 million, compared with estimated ARO costs, including anticipated future disturbances, of approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion to be accreted over the remaining reclamation period. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as actual reclamation spending occurs. For example, the fair value cost estimate for our Chino Mines Company has increased from an initial estimate (third-party cost basis) of approximately $100 million in early 2001 to approximately $395 million primarily resulting from negotiations with the relevant governing authorities.
     In December 2005, the Company’s board of directors approved establishing a trust dedicated to help fund our global environmental reclamation and remediation activities. The Company made an initial cash contribution of $100 million on December 22, 2005, and expects to contribute an additional $300 million in the 2006 first quarter. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At December 31, 2005 and 2004, the fair value of the trust assets was approximately $191 million and $85 million, respectively, of which approximately $91 million and $85 million, respectively, were legally restricted.
     (Refer to Note 21, Contingencies, for additional discussion on our New Mexico closure and reclamation programs.)

     Liabilities for contingencies and litigation are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. Gains for contingencies and litigation are recorded when realized.
Consolidated Financial Results
     In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and the revised Interpretation (FIN 46-R), beginning January 1, 2004, we fully consolidated the results of operations for our El Abra and Candelaria mines in Chile, in which we hold 51 percent and 80 percent partnership interests, respectively, and report the minority interest in our Consolidated Financial Statements. Historically, the Company had accounted for its partnership interests in these mines using the proportional consolidation method. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements, for further discussion.)
     Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method, which include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest. In addition, prior to 2004, the Chino mine, located in New Mexico, was accounted for using the proportional consolidation method. We held a two-thirds partnership interest in the Chino mine through December 18, 2003, and a 100 percent interest thereafter. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.) Interests in other majority-owned subsidiaries are reported using the full consolidation method. We include 100 percent of the assets and liabilities of these subsidiaries and report the minority interest in our Consolidated Financial Statements. All material intercompany balances and transactions are eliminated.
     As discussed in Note 3, Discontinued Operations and Assets Held for Sale, on November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals. Accordingly, the results of operations for Columbian have been excluded from the results of continuing operations for all periods presented and shown as discontinued operations. Note that the results of discontinued operations are not necessarily indicative of the results of Columbian on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results are based on results from continuing operations.
     Consolidated financial results for the years 2005, 2004 and 2003 were as follows:
($ in millions except per share data)

	2005*	2004*	2003*

Sales and other operating revenues	$8,287.1	6,415.2	3,498.5
Operating income	$1,764.9	1,474.9	142.8
Minority interests in consolidated subsidiaries	$(190.4)	(201.1)	(7.2)

Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	$1,583.9	1,023.6	(21.1)
Income (loss) from discontinued operations	(17.4)	22.7	39.2
Extraordinary gain on acquisition of partner’s interest in Chino	—	—	68.3
Cumulative effect of accounting changes	(10.1)	—	8.4

Net income	$1,556.4	1,046.3	94.8

($ in millions except per share data)

	2005*	2004*	2003*

Basic earnings per common share:**
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	$16.12	10.82	(0.39)
Income (loss) from discontinued operations	(0.18)	0.24	0.45
Extraordinary gain on acquisition of partner’s interest in Chino	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Basic earnings per common share	$15.84	11.06	0.92

Diluted earnings per common share:**
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	$15.64	10.35	(0.39)
Income (loss) from discontinued operations	(0.17)	0.23	0.45
Extraordinary gain on acquisition of partner’s interest in Chino	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Diluted earnings per common share	$15.37	10.58	0.92

*	2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

**	Basic and diluted earnings per common share do not reflect the stock split, which was approved by the board of directors on February 1, 2006. Refer to Note 24, Stock Split, for further discussion.
     In 2005, the Company had consolidated net income of $1,556.4 million, or $15.37 per common share, including special, net charges of $54.1 million, or 53 cents per common share, after taxes. (All references to per share earnings or losses are based on diluted earnings per share.) Included in 2005 consolidated net income was a loss from discontinued operations of $17.4 million, or 17 cents per common share, including special, net charges of $42.6 million, or 42 cents per common share, after taxes. In 2004, consolidated net income was $1,046.3 million, or $10.58 per common share, including special, net charges of $50.4 million, or 51 cents per common share, after taxes. Included in 2004 consolidated net income was income from discontinued operations of $22.7 million, or 23 cents per common share, including special charges of $4.5 million, or 4 cents per common share, after taxes. Excluding discontinued operations, the $550.2 million increase in consolidated net income in 2005, compared with 2004, primarily included the effects of (i) higher average copper prices (approximately $585 million), including copper pricing adjustments essentially for our copper collars and premiums of approximately $361 million, (ii) the gain recognized on the sale of our Southern Peru Copper Corporation (SPCC) investment ($430.8 million), (iii) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $222 million) and by-product molybdenum contribution (approximately $551 million) and (iv) the change in interest gains associated with Cerro Verde ($159.5 million) and Ojos del Salado ($8.8 million) stock issuances. These were partially offset by (i) higher copper production costs (approximately $525 million), which exclude by-product molybdenum revenues, (ii) a higher tax provision ($445.7 million) due to higher earnings, higher foreign dividend taxes and tax on unremitted foreign earnings, (iii) higher asset impairment charges ($430.8 million) mostly recorded at PDMC in the 2005 second quarter and (iv) higher special, net charges for environmental provisions recognized for closed facilities and closed portions of operating facilities ($54.4 million).
     In 2003, consolidated net income was $94.8 million, or 92 cents per common share, including special, net gains of $46.7 million, or 52 cents per common share, after taxes. Included in 2003 consolidated net income was income from discontinued operations of $39.2 million, or 45 cents per common share, including special gains of $2.9 million, or 3 cents per common share, after taxes. Excluding discontinued operations, the $968.0 million increase in consolidated net income in 2004, compared with 2003, primarily included the effects of higher average copper prices (approximately $1,068 million), including copper pricing adjustments and premiums, and higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $94 million) and by-product molybdenum contribution (approximately $275 million). These were offset by (i) higher copper production costs (approximately $278 million), which exclude by-product molybdenum revenues, (ii) a higher tax provision ($103.7 million) primarily due to higher earnings, (iii) the absence of the 2003 extraordinary gain on the acquisition of partner’s interest in Chino ($68.3 million) and (iv) higher early debt extinguishment costs ($43.2 million).
Special Items and Provisions
     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items and provisions. We view special items and provisions as unpredictable and atypical of our operations in the period. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including provision for a valuation allowance, if warranted. Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.
Note: Supplemental Data
     The following table summarizes consolidated net income, special items and provisions, and the resultant net income excluding these special items and provisions for the years 2005, 2004 and 2003:
($ in millions)

	2005	2004	2003

Net income	$1,556.4	1,046.3	94.8
Special items and provisions, net of taxes	(54.1)	(50.4)	46.7

Net income excluding special items and provisions (after taxes)	$1,610.5	1,096.7	48.1

Note: Supplemental Data
     The following table summarizes the special items and provisions for the year ended December 31, 2005 (refer to Note 4, Special Items and Provisions, for additional discussion):
($ in millions except per share data)

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(447.3)	(342.4)	(3.38)

PDI (see Business Segment disclosure)	(18.6)	(14.2)	(0.14)

Corporate and Other -
Environmental provisions, net	(75.4)	(57.6)	(0.57)
Environmental insurance recoveries, net	2.1	1.6	0.02
Sale of non-core real estate	11.2	8.5	0.08
Historical legal matters	4.9	4.6	0.05

	(57.2)	(42.9)	(0.42)

	(523.1)	(399.5)	(3.94)

Early debt extinguishment costs	(54.0)	(41.3)	(0.41)

Gain on sale of cost-basis investment	438.4	388.0	3.83

Change in interest gains:
Cerro Verde stock issuance	159.5	172.9	1.71
Ojos del Salado stock issuance	8.8	8.8	0.09

	168.3	181.7	1.80

Provision for taxes on income:
Foreign dividend taxes	—	(88.1)	(0.87)
Tax on unremitted foreign earnings	—	(43.1)	(0.43)
Tax charge associated with minimum pension liability reversal	—	(23.6)	(0.23)
Reversal of U.S. deferred tax asset valuation allowance	—	4.0	0.04
Reversal of PD Brazil deferred tax asset valuation allowance	—	11.9	0.12

	—	(138.9)	(1.37)

Minority interests in consolidated subsidiaries:
Tax on unremitted foreign earnings	—	8.6	0.08

Special items and provisions, net from continuing operations	29.6	(1.4)	(0.01)

Discontinued operations:
Loss on disposal of Columbian Chemicals	(5.8)	(5.0)	(0.05)
Goodwill impairment charge	(89.0)	(67.0)	(0.66)
Transaction and dividend taxes	—	(7.6)	(0.08)
Deferred income tax benefit	—	37.0	0.37

	(94.8)	(42.6)	(0.42)

Cumulative effect of accounting change	(13.5)	(10.1)	(0.10)

	$(78.7)	(54.1)	(0.53)

     The following table summarizes the special items and provisions for the year ended December 31, 2004 (refer to Note 4, Special Items and Provisions, for additional discussion):
($ in millions except per share data)

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(11.3)	(8.3)	(0.09)

PDI (see Business Segment disclosure)	(11.4)	(8.3)	(0.09)

Corporate and Other -
Environmental provisions, net	(41.8)	(31.8)	(0.32)
Environmental insurance recoveries, net	0.2	0.1	—
Historical legal matters	2.7	(0.5)	—

	(38.9)	(32.2)	(0.32)

	(61.6)	(48.8)	(0.50)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(43.2)	(34.3)	(0.35)

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(11.1)	(9.9)	(0.10)
Gain on sale of miscellaneous asset	10.1	10.1	0.10
Historical legal matters	9.5	7.2	0.07

	8.5	7.4	0.07

Provision for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
Reversal of U.S. deferred tax asset valuation allowance	—	30.0	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)
Foreign dividend taxes	—	(9.6)	(0.10)

	—	42.2	0.43

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.03
El Abra early debt extinguishment costs	—	0.9	0.01

	—	(11.7)	(0.11)

Special items and provisions, net from continuing operations	(97.2)	(45.9)	(0.47)

Discontinued operations:
Asset impairment charge	(5.9)	(4.5)	(0.04)

	$(103.1)	(50.4)	(0.51)

     The following table summarizes the special items and provisions for the year ended December 31, 2003 (refer to Note 4, Special Items and Provisions, for additional discussion):
($ in millions except per share data)

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(5.5)	(5.2)	(0.06)

PDI (see Business Segment disclosure)	(2.0)	(2.0)	(0.02)

Corporate and Other –
Environmental provisions, net	(23.8)	(22.7)	(0.26)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historical Cyprus Amax legal matters	(2.9)	(2.9)	(0.03)
Potential Texas franchise tax matter	(8.0)	(8.0)	(0.09)

	(34.2)	(33.1)	(0.37)

	(41.7)	(40.3)	(0.45)

Miscellaneous income and expense, net:
Gain on sale of cost-basis investment	6.4	6.4	0.07

Provision for taxes on income:
Tax benefit for additional 2001 net operating loss carryback	—	1.0	0.01

Special items and provisions, net from continuing operations	(35.3)	(32.9)	(0.37)

Discontinued operations:
Environmental provisions, net	0.5	0.5	0.01
Termination of a foreign postretirement benefit plan	3.2	2.4	0.02

	3.7	2.9	0.03

Extraordinary gain on acquisition of partner’s one-third interest in Chino Mines Company	68.3	68.3	0.77

Cumulative effect of accounting change	9.7	8.4	0.09

	$46.4	46.7	0.52

Business Divisions
     Results for 2005, 2004 and 2003 can be meaningfully compared by separate reference to our business divisions, PDMC and PDI. PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and project development programs. PDI, our manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. This transaction is expected to be completed in the 2006 first quarter. As a result of this proposed transaction, the operating results of Columbian, which were previously reported as a segment of PDI, are now reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income. In addition, on

November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets to Rea Magnet Wire Company, Inc. This transaction was completed on February 10, 2006.
     The Company is continuing to explore strategic alternatives for Phelps Dodge High Performance Conductors, a unit of Wire and Cable.
     Significant events and transactions have occurred within the reportable segments of each business division that, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.
     (Refer to Discontinued Operations and Assets Held for Sale in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 73 and Note 3, Discontinued Operations and Assets Held for Sale, for further discussion of these transactions.)
RESULTS OF PHELPS DODGE MINING COMPANY
     PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; and worldwide mineral exploration, technology and project development programs. PDMC includes 11 reportable segments and other mining activities.
     In 2005, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information for 2003 and 2004 has been revised to conform to the 2005 presentation.
     PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre, and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria/Ojos del Salado, Bagdad, Sierrita and Chino/Cobre segments also produce gold and silver, and the Bagdad, Sierrita and Chino mines produce molybdenum and rhenium as by-products.
     The Manufacturing segment consists of conversion facilities, including our smelter, refinery and rod mills. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     The Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.
     The Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products. This segment also includes a technology center whose primary activity is developing, marketing and selling new engineered products and applications.
     Major operating and financial results of PDMC for the years 2005, 2004 and 2003 are illustrated in the following table:
($ in millions except per pound amounts)

	2005	2004	2003

Sales and other operating revenues to unaffiliated customers*	$7,097.5	5,443.4	2,828.6
Operating income*	$1,929.9	1,606.7	265.2
Operating income before special items and provisions*	$2,377.2	1,618.0	270.7
Minority interests in consolidated subsidiaries (B)*	$(184.9)	(196.8)	(3.5)

Copper production (thousand short tons):
Total copper production	1,288.0	1,323.6	1,305.6
Less undivided interest (A)	60.0	63.0	63.3

Copper production on a consolidated basis	1,228.0	1,260.6	1,242.3
Less minority participants’ shares (B)	185.7	178.9	199.8

Copper production on a pro rata basis	1,042.3	1,081.7	1,042.5

Copper sales (thousand short tons):
Total copper sales from own mines	1,298.4	1,331.9	1,317.4
Less undivided interest (A)	60.0	63.0	63.3

Copper sales from own mines on a consolidated basis	1,238.4	1,268.9	1,254.1
Less minority participants’ shares (B)	186.8	179.8	201.5

Copper sales from own mines on a pro rata basis	1,051.6	1,089.1	1,052.6

Purchased copper	410.7	433.0	374.5

Total copper sales on a consolidated basis	1,649.1	1,701.9	N/A

Total copper sales on a pro rata basis	N/A	N/A	1,427.1

LME average spot copper price per pound — cathodes	$1.669	1.300	0.807
COMEX average spot copper price per pound — cathodes	$1.682	1.290	0.811

Molybdenum production (million pounds)	62.3	57.5	52.0
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	59.9	63.1	54.2
Purchased molybdenum	12.9	12.9	8.2

Total molybdenum sales	72.8	76.0	62.4

Metals Week:
Annual molybdenum Dealer Oxide mean price per pound	$31.73	16.41	5.32

*	2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).
(A)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.
(B)	Minority participant interests include (i) a one-third partnership interest in Chino Mines Company in New Mexico held by Heisei Minerals Corporation through December 18, 2003, (ii) a 20 percent partnership interest in Candelaria in Chile owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, (iii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO), (iv) a 17.5 percent equity interest through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005, in the Cerro Verde copper mining operation in Peru held by SMM Cerro Verde Netherlands B.V. and Compañía de Minas Buenaventura S.A.A., and (v) a 20 percent equity interest beginning December 23, 2005, in the Ojos del Salado copper mining operation in Chile held by SMMA Candelaria, Inc.

(thousand short tons)
	2005	2004	2003

Minority participants’ share of copper production:
Chino	—	—	13.7
Candelaria	35.9	44.1	46.9
Cerro Verde	35.9	17.1	16.8
El Abra	113.8	117.7	122.4
Ojos del Salado	0.1	—	—

	185.7	178.9	199.8

Total PDMC Division – Sales
     PDMC’s sales and other operating revenues to unaffiliated customers increased $1,654.1 million, or 30 percent, in 2005 compared with 2004. The increase primarily reflected (i) higher average molybdenum realizations (approximately $962 million), (ii) higher average copper realizations (approximately $882 million), including copper pricing adjustments essentially for our copper collars, (iii) higher molybdenum tolling revenue (approximately $24 million) and (iv) higher precious metals and by-product revenues (approximately $16 million); partially offset by lower copper sales volumes, including purchased copper (approximately $150 million), higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $59 million) and lower primary molybdenum sales volumes (approximately $40 million).
     In 2004, the increase of $2,614.8 million, or 92 percent, in sales and other operating revenues to unaffiliated customers compared with 2003, reflected (i) higher average copper realizations (approximately $1,480 million), (ii) the impact of fully consolidating El Abra and Candelaria (approximately $273 million), (iii) higher average molybdenum realizations (approximately $521 million), (iv) higher copper sales volumes, including purchased copper (approximately $232 million), (v) higher primary molybdenum sales volumes (approximately $79 million) and (vi) higher copper rod premiums due to higher sales volumes (approximately $29 million).
Total PDMC Division – Operating Income
     PDMC reported operating income of $1,929.9 million in 2005, including special, net pre-tax charges of $447.3 million, compared with operating income of $1,606.7 million in 2004, including special, net pre-tax charges of $11.3 million and operating income of $265.2 million in 2003, including special, net pre-tax charges of $5.5 million.
     The increase in operating income of $323.2 million, or 20 percent, for 2005, compared with 2004, primarily included (i) the effects of higher average copper prices (approximately $946 million), offset by higher copper pricing adjustments essentially for our copper collars and premiums (approximately $361 million), (ii) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $222 million) and by-product molybdenum contribution (approximately $551 million) primarily due to higher prices, and (iii) gains associated with the sale of exploration properties (approximately $15 million). These were partially offset by (i) higher special, net pre-tax charges ($436.0 million) mostly associated with asset impairment charges recorded in the 2005 second quarter, (ii) higher copper production costs (approximately $525 million), (iii) higher exploration and research expense (approximately $61 million) and (iv) lower copper sales volumes (approximately $38 million). Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to higher mining rates mostly due to lower production volumes, and repairs and maintenance (approximately $328 million), higher energy costs (approximately $112 million) and higher smelting, refining and freight costs (approximately $85 million). (Refer to PDMC’s segments on pages 64 through 70 for further discussion.)
     The increase in operating income of $1,341.5 million for 2004, compared with 2003, primarily resulted from (i) higher average copper prices, including copper pricing adjustments and premiums (approximately $1,068 million), (ii) the impact of fully consolidating El Abra and Candelaria (approximately $192 million), (iii) higher molybdenum earnings, including earnings from primary molybdenum mines (approximately $94 million) and by-product molybdenum contribution (approximately $275 million) and (iv) higher copper sales volumes (approximately $10 million). These were partially offset by higher copper production costs (approximately $278 million) and higher exploration and research expense (approximately $11 million). Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to higher mining and operating costs primarily associated with the ramp up of certain mining operations in 2004 and higher maintenance, labor and energy costs. (Refer to PDMC’s segments on pages 64 through 70 for further discussion.)
     For 2003 through 2005, higher average copper prices, including premiums, reflected improved copper market fundamentals and an improved economic environment.
     Copper is an internationally traded commodity, and its price is effectively determined by the major metals exchanges – COMEX, the London Metal Exchange (LME) and the Shanghai Futures Exchange (SHFE). The prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly from time to time by speculative actions and by currency exchange rates.
     The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 2005. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged $1.682 in 2005, $1.290 in 2004 and 81.1 cents in 2003. Internationally, our copper selling prices are generally based on the LME spot price for cathode. The LME spot price per pound of copper averaged

$1.669 in 2005, $1.300 in 2004 and 80.7 cents in 2003. The COMEX and LME prices averaged $2.219 and $2.201 per pound, respectively, for the first 54 days of 2006, and closed at $2.210 and $2.253, respectively, on February 23, 2006.
     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME, as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using anticipated pricing based on the commodity exchange forward rate. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At December 31, 2005, approximately 240 million pounds of copper sales were provisionally priced at an average of $2.029 per pound with final quotational periods of January 2006 through May 2006. Candelaria accounted for approximately 59 percent of the outstanding provisionally priced sales at December 31, 2005.
     Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposures in a manner designed to allow it to receive the average LME price for the month of shipment, while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments. As of January 30, 2006, we had in place copper swap contracts for approximately 91 percent of Candelaria’s provisionally priced copper sales outstanding at December 31, 2005, at an average of $1.937 per pound. This program is expected to ameliorate the volatility that provisionally priced copper sales could have on our revenues.
     Phelps Dodge entered into programs to protect a portion of its expected global copper production by purchasing zero-premium copper collars (consisting both of put and call options) and copper put options. The copper collars and put options are settled on an average LME pricing basis for their respective hedge periods. For 2005 and 2006, the copper collar put options are based on monthly settlements, and for 2007, all of the copper collar put options are based on annual settlements; the copper collar call options are settled annually. The copper put options are settled monthly for 2006, and annually for 2007. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases. None of these programs qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” accordingly, all fair value adjustments are recognized in earnings each period.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2005, 2006 and 2007:

	2005	2006	2007

Copper Collars:
Pounds of zero-premium copper collars purchased (in millions) (A)	198	564	486
Average LME put strike price (floor) per pound	$0.943	0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.400	1.632	2.002
Associated pre-tax charges for 2005 (in millions) (B)	$54	164	35

Copper Put Options:
Pounds of copper put options purchased (in millions)	—	564	730
Average LME put strike price per pound	$—	0.950	0.950
Premium cost per pound	$—	0.020	0.023
Associated pre-tax charges for 2005 (in millions)	$—	11	14

(A)	2005 excludes El Abra; refer to the table below, which provides a summary of El Abra’s 2005 zero-premium copper collar program.

(B)	The 2005 realized pre-tax charges resulted from the 2005 LME price average of $1.671 per pound exceeding the $1.40 per pound ceiling of our 2005 zero-premium copper collars. Substantially all of the 2006 unrealized pre-tax charges resulted from changes in fair value of the options based on the 2006 LME forward price average of $1.912 per pound (weighted average call strike of $1.632 per pound). The 2007 unrealized pre-tax charges resulted from changes in the fair value of the options based on the 2007 LME forward price average of $1.654 per pound (Note: the 2007 option fair value entirely consists of the time value component, which includes volatility).
     The following table provides a summary of El Abra’s zero-premium copper collar program for 2005:

2005
El Abra Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	452
Monthly average LME put strike price (floor) per pound	$1.000
Annual average LME call strike price (ceiling) per pound	$1.376
Associated pre-tax charges for 2005 (in millions) (A)	$133

(A)	The realized pre-tax charges resulted from the 2005 LME price average of $1.671 per pound exceeding the $1.376 per pound ceiling of our 2005 zero-premium copper collars (approximately $68 million for PD’s share).
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value each reporting period with the gain or loss recorded in earnings. The actual impact of our 2006 and 2007 zero-premium copper collar programs will not be fully determinable until the maturity of the collars at each respective year-end.
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging.
     We continue to explore alternatives to moderate or offset the impact to increasing energy costs. To address volatility associated with a shortfall of power generation capacity experienced during the 2000 energy crisis in the western United States, in late 2004 we purchased a one-third interest in a partially constructed power plant in New Mexico owned by Luna. The plant is expected to be operating by the 2006 second quarter. One-third of its electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. This investment in an efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
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
     As a result of the above-mentioned programs, in 2005, 2004 and 2003 Phelps Dodge was able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices. Nevertheless, we pay more for our energy needs during these times of progressively higher energy prices. Energy accounted for 19.5 cents per pound of copper produced in 2005, compared with 14.6 cents in 2004 and 13.5 cents in 2003.
     Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2006 annual consolidated production of approximately 2.5 billion to 2.6 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests, of up to approximately $26 million.
     Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod produced at our U.S. operations at the COMEX average price in the month of shipment, and copper cathode and concentrate produced at our international operations at the LME average price in the month of settlement with our customers.
     During 2005, PDMC sold approximately 52 percent, 30 percent and 18 percent of its copper as copper rod, copper cathode and concentrates, respectively. During 2004, approximately 50 percent, 31 percent and 19 percent of PDMC’s copper was sold as copper rod, copper cathode and concentrates, respectively.
     Additionally in 2005, operations outside the United States provided 25 percent of PDMC’s sales (including sales through PDMC’s U.S.-based sales company), compared with 30 percent in 2004 and 26 percent in 2003. During 2005, operations outside the United States (including international exploration) contributed 40 percent of the division’s operating income, compared with 44 percent for 2004 and 63 percent for 2003.
     The 2005 exploration program continued to place emphasis on the search for and delineation of large-scale copper and copper/gold deposits. Phelps Dodge expended $81.0 million on worldwide exploration during 2005, compared with $35.6 million in 2004 and $25.8 million in 2003. The increase in exploration for 2005 primarily was due to increased exploration in Central Africa, mostly associated with Tenke Fungurume (refer to PDMC—Other Matters on pages 70 and 71 for further discussion) and at our U.S. mines. Approximately 36 percent of the 2005 expenditures occurred in the United States, with approximately 31 percent being spent at our U.S. mine sites, and the remainder for support of U.S. and international exploration activities. In addition, approximately 34 percent was spent in Central Africa and approximately 7 percent was spent at our South American mine sites. The balance of exploration expenditures was spent principally in Chile, Europe, Australasia, Peru, Mexico, Canada and Brazil.
Note: Supplemental Data
     Special, pre-tax items and provisions in operating income were as follows:
($ in millions)

	2005	2004	2003

Asset impairment charges	$(424.6)	(1.1)	—
Environmental provisions, net	(35.7)	(16.8)	(5.5)
Environmental insurance recoveries, net	(1.5)	9.1	—
Historical legal matters	14.5	(2.5)	—

	$(447.3)	(11.3)	(5.5)

     In the 2005 second quarter, PDMC recorded special charges for asset impairments of $419.1 million ($320.9 million after-tax) at the Tyrone and Cobre mines, Chino smelter and Miami refinery. On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The concentrate-leach facility will utilize our proprietary medium-temperature, pressure leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, and copper production is projected to be approximately 150 million pounds per year. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest U.S. copper operations, resulting in the impairment of certain assets.
     With future Morenci copper concentrate production being fed into the concentrate-leach facility, the operating smelter in Miami, Arizona, will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at our operations in the southwestern United States. Accordingly, the Chino smelter located near Hurley, New Mexico, which has been on care-and-maintenance status since 2002, was permanently closed and demolition initiated. With the closing of the Chino smelter, we have unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, our refinery in El Paso, Texas, will continue to operate. The El Paso refinery is more than twice the size of our refinery in Miami, Arizona, and has sufficient capacity to refine all anodes expected to be produced from our operations in the southwestern United States given the changes brought by the above-mentioned Morenci project. Accordingly, the Miami refinery, which has been on care-and-maintenance status since 2002, was permanently closed. As a result of the decision to close the Chino smelter and the Miami refinery, we recorded asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
     The steps being taken at Morenci also will impact our Tyrone and Cobre mines in New Mexico. The Tyrone mine has been partially curtailed since 2003, while activities at the Cobre mine were suspended in 1999, with the exception of limited activities. Future economics of these mines will be affected by significantly higher acid costs resulting from their inability to obtain low-cost acid from the Chino smelter. These factors caused Phelps Dodge to reassess the recoverability of the long-lived assets at both the Tyrone and Cobre mines. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable and that asset impairment charges were required.
     Tyrone’s impairment of $210.5 million ($161.2 million after-tax) primarily resulted from fundamental changes to its life-of-mine cash flows. In addition to higher expected acid costs, we decided to accelerate reclamation of portions of stockpiles around the mine perimeter. At the same time, the estimated cost associated with reclaiming the perimeter stockpiles increased. These factors increased costs and also decreased Tyrone’s copper ore reserves by approximately 155 million pounds, or 14 percent.
     Cobre’s impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs. As a result of the Chino smelter being permanently closed, the charges also reflected estimated higher restart and operating costs of running the Cobre mill, reflecting our recent experience with restarting the Chino mill. Additionally, the cost for building a tailing pipeline from Cobre to the Chino mine has increased based upon a recent detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station, and (iii) requiring larger pipe size.
     During the 2005 fourth quarter, management determined that the El Paso precious metals plant, which was temporarily closed in 2002, would not be reopened, resulting in an asset impairment charge of $5.5 million ($4.2 million after-tax) to write off these assets.
     In 2005, 2004 and 2003, pre-tax charges for environmental provisions of $35.7 million, $16.8 million and $5.5 million, respectively, were recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)
     During 2005, a pre-tax net gain of $14.5 million was recognized for legal matters, which included net settlements on historical legal matters ($15.3 million); offset by a charge associated with potential future legal matters ($0.8 million).
     In the 2004 third quarter, an asset impairment charge of $1.1 million ($0.9 million after-tax) was recognized at our Hidalgo facility resulting from the anticipated sale of the townsite. The amount of the asset impairment was determined through an assessment of fair market value, as determined by independent appraisals.
     In 2004, pre-tax net insurance recoveries of $9.1 million were received from settlements reached with several insurance companies on historical environmental liability claims.
     In 2004, a pre-tax net charge of $2.5 million was recognized for the settlement of historical legal matters.

PDMC Results By Reportable Segments
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for 2005, 2004 and 2003:

	U.S. Mines						South American Mines
				Chino/			Candelaria/	Cerro
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal	Ojos del Salado*	Verde	El Abra*	Subtotal

2005
Copper production (thousand short tons):
Total production	400.0	100.6	79.3	104.8	40.5	725.2	210.4	103.1	232.2	545.7
Less undivided interest	60.0	—	—	—	—	60.0	—	—	—	—

Copper production on a consolidated basis	340.0	100.6	79.3	104.8	40.5	665.2	210.4	103.1	232.2	545.7
Less minority participants’ shares	—	—	—	—	—	—	36.0	35.9	113.8	185.7

Copper production on a pro rata basis	340.0	100.6	79.3	104.8	40.5	665.2	174.4	67.2	118.4	360.0

Copper sales (thousand short tons):
Total copper sales from own mines	400.0	104.4	82.8	104.8	40.5	732.5	210.6	102.7	233.3	546.6
Less undivided interest	60.0	—	—	—	—	60.0	—	—	—	—

Copper sales from own mines on a consolidated basis	340.0	104.4	82.8	104.8	40.5	672.5	210.6	102.7	233.3	546.6
Less minority participants’ shares	—	—	—	—	—	—	36.1	36.4	114.3	186.8

Copper sales from own mines on a pro rata basis	340.0	104.4	82.8	104.8	40.5	672.5	174.5	66.3	119.0	359.8
Total purchased copper (thousand short tons)	—	—	—	—	—	—	23.1	—	—	23.1

Total copper sales on a consolidated basis	340.0	104.4	82.8	104.8	40.5	672.5	233.7	102.7	233.3	569.7

($ in millions)
Operating income (loss)	$399.9	389.8	568.8	(15.3)	(209.1)	1,134.1	306.8	209.8	274.7	791.3
Special items and provisions, net	(0.2)	12.1	1.2	(64.5)	(215.7)	(267.1)	—	—	—	—

Operating income (loss) excluding special items and provisions	$400.1	377.7	567.6	49.2	6.6	1,401.2	306.8	209.8	274.7	791.3

2004
Copper production (thousand short tons):
Total production	420.3	110.1	77.5	91.7	43.1	742.7	230.9	97.6	240.3	568.8
Less undivided interest	63.0	—	—	—	—	63.0	—	—	—	—

Copper production on a consolidated basis	357.3	110.1	77.5	91.7	43.1	679.7	230.9	97.6	240.3	568.8
Less minority participants’ shares	—	—	—	—	—	—	44.1	17.1	117.7	178.9

Copper production on a pro rata basis	357.3	110.1	77.5	91.7	43.1	679.7	186.8	80.5	122.6	389.9

Copper sales (thousand short tons):
Total copper sales from own mines	420.3	111.9	79.2	91.7	43.1	746.2	233.5	98.2	240.8	572.5
Less undivided interest	63.0	—	—	—	—	63.0	—	—	—	—

Copper sales from own mines on a consolidated basis	357.3	111.9	79.2	91.7	43.1	683.2	233.5	98.2	240.8	572.5
Less minority participants’ shares	—	—	—	—	—	—	44.6	17.2	118.0	179.8

Copper sales from own mines on a pro rata basis	357.3	111.9	79.2	91.7	43.1	683.2	188.9	81.0	122.8	392.7
Total purchased copper (thousand short tons)	—	—	—	—	—	—	37.1	—	—	37.1

Total copper sales on a consolidated basis	357.3	111.9	79.2	91.7	43.1	683.2	270.6	98.2	240.8	609.6

($ in millions)
Operating income (loss)	$375.7	174.9	264.3	57.6	22.9	895.4	303.3	130.0	273.7	707.0
Special items and provisions, net	(0.6)	—	—	(1.2)	(5.8)	(7.6)	—	—	—	—

Operating income (loss) excluding special items and provisions	$376.3	174.9	264.3	58.8	28.7	903.0	303.3	130.0	273.7	707.0

Refer to segment discussion on pages 64 through 70.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 64 for further discussion.)

* 2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

PDMC Results By Reportable Segments (continued)

	U.S. Mines						South American Mines
				Chino/			Candelaria/	Cerro
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal	Ojos del Salado*	Verde	El Abra*	Subtotal

2003
Copper production (thousand short tons):
Total production	421.2	107.0	75.6	39.9	56.9	700.6	234.5	96.3	249.8	580.6
Less minority participants’ shares	63.3	—	—	12.5	—	75.8	46.9	16.8	122.4	186.1

Copper production on a pro rata basis	357.9	107.0	75.6	27.4	56.9	624.8	187.6	79.5	127.4	394.5

Copper sales (thousand short tons):
Total copper sales from own mines	421.2	111.0	79.3	40.7	56.9	709.1	234.3	95.6	251.8	581.7
Less minority participants’ shares	63.3	—	—	13.3	—	76.6	46.9	16.7	123.4	187.0

Copper sales from own mines on a pro rata basis	357.9	111.0	79.3	27.4	56.9	632.5	187.4	78.9	128.4	394.7
Purchased copper	—	—	—	—	—	—	22.1	—	7.3	29.4

Total copper sales on a pro rata basis	357.9	111.0	79.3	27.4	56.9	632.5	209.5	78.9	135.7	424.1

($ in millions)
Operating income (loss)	$77.4	30.1	50.9	(5.4)	(17.2)	135.8	100.5	42.7	39.4	182.6
Special items and provisions, net	(1.1)	—	—	(1.3)	(0.5)	(2.9)	—	—	—	—

Operating income (loss) excluding special items and provisions	$78.5	30.1	50.9	(4.1)	(16.7)	138.7	100.5	42.7	39.4	182.6

Refer to segment discussion on pages 64 through 70. Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 64 for further discussion.)

*	2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2005
Copper production (thousand short tons):
Total production	—	2.3	—	1,273.2	14.8	1,288.0
Less undivided interest	—	—	—	60.0	—	60.0

Copper production on a consolidated basis	—	2.3	—	1,213.2	14.8	1,228.0
Less minority participants’ shares	—	—	—	185.7	—	185.7

Copper production on a pro rata basis	—	2.3	—	1,027.5	14.8	1,042.3

Copper sales (thousand short tons):
Total copper sales from own mines	—	2.3	—	1,281.4	17.0	1,298.4
Less undivided interest	—	—	—	60.0	—	60.0

Copper sales from own mines on a consolidated basis	—	2.3	—	1,221.4	17.0	1,238.4
Less minority participants’ shares	—	—	—	186.8	—	186.8

Copper sales from own mines on a pro rata basis	—	2.3	—	1,034.6	17.0	1,051.6
Total purchased copper (thousand short tons)	—	369.5	18.1	410.7	—	410.7

Total copper sales on a consolidated basis	—	371.8	18.1	1,632.1	17.0	1,649.1

Molybdenum production (thousand pounds):
Primary — Henderson	32,201	—	—	32,201	—	32,201
By-product	30,105	—	—	30,105	—	30,105

Total production	62,306	—	—	62,306	—	62,306

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	59,947	—	—	59,947	—	59,947
Purchased molybdenum	12,830	—	—	12,830	—	12,830

Total molybdenum sales	72,777	—	—	72,777	—	72,777

($ in millions)
Operating income (loss)	$324.3	(148.1)	1.7	2,103.3	(173.4)	1,929.9
Special items and provisions, net	(0.8)	(154.0)	—	(421.9)	(25.4)	(447.3)

Operating income (loss) excluding special items and provisions	$325.1	5.9	1.7	2,525.2	(148.0)	2,377.2

2004
Copper production (thousand short tons):
Total production	—	2.3	—	1,313.8	9.8	1,323.6
Less undivided interest	—	—	—	63.0	—	63.0

Copper production on a consolidated basis	—	2.3	—	1,250.8	9.8	1,260.6
Less minority participants’ shares	—	—	—	178.9	—	178.9

Copper production on a pro rata basis	—	2.3	—	1,071.9	9.8	1,081.7

Copper sales (thousand short tons):
Total copper sales from own mines	—	2.3	—	1,321.0	10.9	1,331.9
Less undivided interest	—	—	—	63.0	—	63.0

Copper sales from own mines on a consolidated basis	—	2.3	—	1,258.0	10.9	1,268.9
Less minority participants’ shares	—	—	—	179.8	—	179.8

Copper sales from own mines on a pro rata basis	—	2.3	—	1,078.2	10.9	1,089.1
Total purchased copper (thousand short tons)	—	394.0	1.9	433.0	—	433.0

Total copper sales on a consolidated basis	—	396.3	1.9	1,691.0	10.9	1,701.9

Molybdenum production (thousand pounds):
Primary — Henderson	27,520	—	—	27,520	—	27,520
By-product	29,969	—	—	29,969	—	29,969

Total production	57,489	—	—	57,489	—	57,489

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	63,108	—	—	63,108	—	63,108
Purchased molybdenum	12,844	—	—	12,844	—	12,844

Total molybdenum sales	75,952	—	—	75,952	—	75,952

($ in millions)
Operating income (loss)	$103.3	29.1	4.1	1,738.9	(132.2)	1,606.7
Special items and provisions, net	0.3	(3.2)	—	(10.5)	(0.8)	(11.3)

Operating income (loss) excluding special items and provisions	$103.0	32.3	4.1	1,749.4	(131.4)	1,618.0

Refer to segment discussion on pages 64 through 70.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 64 for further discussion.)

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2003
Copper production (thousand short tons):
Total production	—	6.6	—	1,287.8	17.8	1,305.6
Less minority participants’ shares	—	1.2	—	263.1	—	263.1

Copper production on a pro rata basis	—	5.4	—	1,024.7	17.8	1,042.5

Copper sales (thousand short tons):
Total copper sales from own mines	—	6.6	—	1,297.4	20.0	1,317.4
Less minority participants’ shares	—	1.2	—	264.8	—	264.8

Total copper sales from own mines on a pro rata basis	—	5.4	—	1,032.6	20.0	1,052.6
Purchased copper	—	274.6	70.5	374.5	—	374.5

Total copper sales on a pro rata basis	—	280.0	70.5	1,407.1	20.0	1,427.1

Molybdenum production (thousand pounds):
Primary — Henderson	22,247	—	—	22,247	—	22,247
By-product	29,747	—	—	29,747	—	29,747

Total production	51,994	—	—	51,994	—	51,994

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	54,158	—	—	54,158	—	54,158
Purchased molybdenum	8,199	—	—	8,199	—	8,199

Total molybdenum sales	62,357	—	—	62,357	—	62,357

($ in millions)
Operating income (loss)	$8.6	26.4	5.5	358.9	(93.7)	265.2
Special items and provisions, net	—	(0.1)	—	(3.0)	(2.5)	(5.5)

Operating income (loss) excluding special items and provisions	$8.6	26.5	5.5	361.9	(91.2)	270.7

Refer to segment discussion on pages 64 through 70.

Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to page 64 for further discussion.)

Sales of Copper (U.S. and South America)
and Molybdenum
     PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. Therefore, the following discussion and analysis combines U.S. Mining Operations with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American mines to third parties. In 2005, the South American mines sold approximately 45 percent of their copper to the Sales segment, compared with approximately 41 percent in 2004 and 44 percent in 2003. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately realizes due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.
($ in millions)

	2005	2004	2003

U.S. Mining Operations*
Unaffiliated customers	$4,182.3	3,518.5	2,048.9
Intersegment elimination	(814.8)	(663.7)	(309.9)

	3,367.5	2,854.8	1,739.0

South American Mines**
Unaffiliated customers	977.1	939.6	396.1
Intersegment	814.8	663.7	309.9

	1,791.9	1,603.3	706.0

Primary Molybdenum
Unaffiliated customers	1,938.1	985.3	383.6
Intersegment	–	–	–

	1,938.1	985.3	383.6

Total PDMC
Unaffiliated customers	$7,097.5	5,443.4	2,828.6

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra. 2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).
U.S. Mining Operations – Sales
     Sales and other operating revenues by U.S. Mining Operations increased $512.7 million, or 18 percent, in 2005 compared with 2004 primarily due to higher average copper prices (approximately $553 million), including copper pricing adjustments essentially for our copper collars, and higher by-product sales (approximately $8 million); partially offset by lower copper sales volumes, including purchased copper (approximately $45 million).
     In 2004, the increase of $1,115.8 million, or 64 percent, in sales and other operating revenues compared with 2003 primarily was due to higher average copper prices (approximately $1,035 million), higher copper sales volumes, including purchased copper (approximately $234 million) and higher copper rod sales volumes and prices (approximately $29 million); partially offset by a decrease associated with the elimination of intersegment sales resulting from fully consolidating El Abra and Candelaria (approximately $179 million).
South American Mines Segments – Sales
     South American Mines sales and other operating revenues increased $188.6 million, or 12 percent, in 2005 compared with 2004 primarily due to higher average copper prices (approximately $329 million), including copper pricing adjustments essentially for our copper collars, and higher precious metals revenue (approximately $6 million); partially offset by lower copper sales volumes, including purchased copper (approximately $105 million) and higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $59 million).
     In 2004, the increase of $897.3 million, or 127 percent, in sales and other operating revenues compared with 2003 primarily was due to higher average copper prices (approximately $445 million), the impact of fully consolidating El Abra and Candelaria (approximately $273 million), and higher intersegment sales associated with fully consolidating El Abra and Candelaria (approximately $179 million).
Primary Molybdenum Segment – Sales
     Primary Molybdenum sales and other operating revenues to unaffiliated customers increased $952.8 million, or 97 percent, in 2005 compared with 2004 primarily due to higher average molybdenum realizations (approximately $962 million) and higher molybdenum tolling revenue (approximately $24 million); partially offset by lower primary molybdenum sales volumes (approximately $40 million).
     In 2004, the increase of $601.7 million, or 157 percent, in sales and other operating revenues to unaffiliated customers compared with 2003 primarily was due to higher average molybdenum realizations (approximately $521 million) and higher primary molybdenum sales volumes (approximately $79 million).
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

Note: Supplemental Data
     The following table summarizes PDMC’s operating income, special items and provisions, and the resultant operating income excluding these special items and provisions for the years 2005, 2004 and 2003:
($ in millions)

	2005	2004	2003

Segment operating income:
U.S. Mining Operations*	$814.3	796.4	74.0
South American Mines**	791.3	707.0	182.6
Primary Molybdenum	324.3	103.3	8.6

	$1,929.9	1,606.7	265.2

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(446.5)	(11.6)	(5.5)
South American Mines**	—	—	—
Primary Molybdenum	(0.8)	0.3	—

	$(447.3)	(11.3)	(5.5)

Segment operating income excluding special items and provisions:
U.S. Mining Operations*	$1,260.8	808.0	79.5
South American Mines**	791.3	707.0	182.6
Primary Molybdenum	325.1	103.0	8.6

	$2,377.2	1,618.0	270.7

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra. 2005 and 2004 reflected the full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).
Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.
U.S. Mining Operations – Operating Income
     U.S. Mining Operations reported operating income of $814.3 million, including special, net pre-tax charges of $446.5 million in 2005, compared with $796.4 million, including special, net pre-tax charges of $11.6 million in 2004, and operating income of $74.0 million, including a special, net pre-tax charge of $5.5 million in 2003. (Refer to the separate discussion of PDMC’s U.S. Mining Operations below for further discussion.)
Curtailed Properties and Recommencement of Previously Curtailed Properties
     The Company bases its decision to temporarily curtail production on a variety of factors. We may temporarily curtail production in response to external, macro-level factors such as prevailing and projected global copper production and demand, and the magnitude and trend of changes in world copper inventories. We may simply prefer to avoid depleting valuable, finite ore reserves unnecessarily during periods of potentially low margins despite the fact that cash flow and/or earnings may be positive at the time. The lead times involved in temporarily curtailing and restarting open-pit copper mines are such that careful consideration must be given to long-term planning rather than immediate reaction to price fluctuations.
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
     Any decision to recommence full operations depends on several factors, including prevailing copper prices, management’s assessment of copper market fundamentals and its estimates of future copper price trends and the extent to which any such new production is necessary for the efficient integration of the Company’s other copper-producing operations at that time. Management’s assessment of copper market fundamentals will reflect its judgment about future global economic activity and demand, and its estimates of the likelihood and timing of new projects of competitors being brought back into production. There is no single copper price threshold that would necessarily trigger the recommencement of full operations.
     Other steps necessary to recommence operations that had been temporarily closed include such actions as assembling an appropriate labor force, preparation and set-up of idle equipment, restocking consumables and similar activities. We believe most of our temporarily curtailed facilities could be brought into production within a few months to a year depending on the status of applicable environmental permitting.
     Based upon the above-mentioned factors regarding recommencement of full operations at our curtailed mines, in January 2004, we resumed production at certain previously curtailed properties. This decision was based on the rapid increase in copper prices, our view of market fundamentals for copper and molybdenum over the next several years, and our internal concentrate and sulfuric acid balance. The actual production ramp-ups and timing occurred as follows:
•	Our Bagdad mine in Arizona began increasing production in January 2004 and resumed producing at full capacity in the 2004 second quarter.

•	Our Sierrita mine in Arizona began increasing production in January 2004 and resumed producing at full capacity in the 2004 fourth quarter.

•	Our Chino mine in New Mexico began increasing production in the 2003 fourth quarter as it resumed full mine-for-leach operation. The Chino milling operation increased to approximately 80 percent of capacity in the 2004 third quarter, which better balances our concentrate and acid production in the southwest.

•	Our Ojos del Salado mine in Chile, which had been curtailed since 1998, resumed underground mining and milling operations in the 2004 second quarter.

•	Our Miami smelter in Arizona resumed operating at full capacity in the 2004 second quarter.
     Including the effect of the above-mentioned recommencements, we expect our pro rata share of copper production in 2006 to be approximately 2.0 billion to 2.1 billion pounds (2.5 billion to 2.6 billion pounds on a consolidated basis); our molybdenum production is expected to total approximately 64 million pounds.
     Even though we continue to be optimistic about the strong copper and molybdenum markets, we will remain disciplined with our production profile. We will continue to configure our operations so that we can quickly respond both to positive and negative market demand and price swings.
     The following operations or portions of these operations remained curtailed or partially curtailed in 2005:
•	Tyrone mining operations were temporarily curtailed in 2004 to focus on stockpile reclamation. During 2005, a combination of mining and reclamation activities was conducted. These activities are expected to continue through 2006 as Tyrone focuses on site reclamation while mining its remaining ore reserves. The Tyrone SX/EW operations continue at a declining production rate.

•	Cobre mining and milling operations have remained curtailed since its temporary shutdown in March 1999. Permitting was initiated in 2005 to optimize future production with Chino’s mining operations.

•	The Chino smelter was temporarily curtailed in January 2002. This action followed temporary suspension of the concentrator operation in 2001 and was taken due to continuing depressed copper market conditions and the need to balance smelter feed and sulfuric acid production and consumption.

•	The Miami refinery was temporarily curtailed in January 2002. This action was taken due to continuing depressed copper market conditions and to balance refinery feed within PDMC.

•	On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leaching, direct-electrowinning facility at the Morenci copper mine to restart its concentrator. The new facility is expected to begin operations in 2007. With future Morenci copper concentrate production being fed into the concentrate-leach facility, the Company reassessed its operating capacity, flexibility, efficiencies and costs at its Chino smelter and Miami refinery. Accordingly, the Chino smelter and Miami refinery, which have been on care-and-maintenance status since 2002, were closed. Demolition of the Chino smelter has been initiated. Completion of this project is expected in 2007.
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
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The concentrate-leaching facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, and copper production is projected to be approximately 150 million pounds per year. We have also made plans to accelerate the restart of the Morenci concentrator, which is expected to allow us to produce approximately 32,000 tons of concentrate in 2006. We plan to treat this concentrate at our smelter located in Miami, Arizona.
     Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest copper operations, resulting in the impairment of certain assets. (Refer to Note 4, Special Items and Provisions, for additional discussion.)
     Operating income of $399.9 million for 2005 increased $24.2 million compared with 2004, primarily due to higher average copper prices (approximately $135 million), including copper pricing adjustments essentially for our copper collars; partially offset by higher cost of copper production (approximately $70 million) and lower copper sales volumes (approximately $45 million). Higher cost of copper production primarily was due to (i) higher operating and repair costs (approximately $63 million) primarily associated with higher supply costs, 2005 first quarter weather-related events and the initial preparations for the restart of milling operations, (ii) higher energy costs (approximately $25 million) and (iii) higher freight costs (approximately $7 million); partially offset by lower depreciation expense (approximately $13 million) primarily due to lower production and depreciation rates, and a decrease in work-in-process inventories (approximately $7 million).
     Operating income of $375.7 million for 2004 increased $298.3 million compared with 2003, primarily due to higher average copper prices (approximately $335 million); partially offset by higher cost of copper production (approximately $24 million), intercompany management fees (approximately $11 million) and insurance proceeds received in 2003 (approximately $2 million). Higher cost of copper production was primarily due to (i) higher mining and operating costs (approximately $20 million) primarily due to higher leaching and SX/EW flow rates and lower grades and higher legal, insurance and employee-related expenses, (ii) higher freight costs (approximately $5 million), (iii) higher severance taxes due to higher copper prices (approximately $4 million) and (iv) higher energy costs (approximately $3 million); partially offset by a favorable change in heap-leach and work-in-process inventories (approximately $7 million).

Bagdad Segment – Operating Income
     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
     Operating income of $389.8 million for 2005 increased $214.9 million compared with 2004, primarily due to higher by-product molybdenum revenues (approximately $234 million) resulting from higher average prices and volumes, and higher average copper prices (approximately $41 million), including copper pricing adjustments essentially for our copper collars; partially offset by higher cost of copper production (approximately $49 million), which excludes by-product molybdenum revenues, and lower copper sales volumes (approximately $23 million). Higher cost of copper production primarily was due to (i) higher labor, supply and maintenance costs (approximately $18 million), (ii) higher diesel costs (approximately $9 million), (iii) higher smelting, refining and freight costs (approximately $6 million) resulting from higher concentrate production volume, (iv) higher depreciation expense (approximately $4 million), (v) higher severance and property taxes (approximately $4 million) due to higher copper and molybdenum prices and (vi) the mitigation of damage and additional costs necessitated by record rainfall in the 2005 first quarter (approximately $4 million).
     Operating income of $174.9 million for 2004 increased $144.8 million compared with 2003, primarily due to higher average copper prices (approximately $105 million) and higher by-product molybdenum revenues (approximately $79 million) resulting from higher average prices and volumes; partially offset by higher cost of copper production (approximately $40 million), which excludes by-product molybdenum revenues. Higher cost of copper production was primarily due to (i) higher mining, milling and operating costs (approximately $34 million) primarily due to the ramp-up of operations in 2004 and the impact of a slope slippage in the 2004 second quarter, (ii) higher energy costs (approximately $4 million), (iii) higher severance taxes due to higher copper and molybdenum prices and increased production (approximately $3 million) and (iv) higher depreciation expense (approximately $4 million).
Sierrita Segment – Operating Income
     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper and molybdenum concentrates, electrowon copper cathodes and copper sulfates.
     Operating income of $568.8 million for 2005 increased $304.5 million compared with 2004, primarily due to higher by-product molybdenum revenues (approximately $300 million) resulting from higher average prices, higher average copper prices (approximately $35 million), including copper pricing adjustments essentially for our copper collars, and higher copper sales volumes (approximately $7 million); partially offset by higher cost of copper production (approximately $38 million), which excludes by-product molybdenum revenues. Higher cost of copper production primarily was due to (i) higher mining and milling rates (approximately $21 million) associated with ramped-up capacity, (ii) higher diesel costs (approximately $5 million) and (iii) higher severance and property taxes (approximately $5 million) resulting from higher copper and molybdenum prices and volumes.
     Operating income of $264.3 million for 2004 increased $213.4 million compared with 2003, primarily due to higher average copper prices (approximately $75 million) and higher by-product molybdenum revenues (approximately $196 million) resulting from higher average prices and volumes; partially offset by higher cost of copper production (approximately $57 million), which excludes by-product molybdenum revenues. Higher cost of copper production was primarily due to (i) higher mining, milling and operating costs (approximately $46 million) primarily due to the ramp-up of operations in 2004 and lower ore grade, (ii) higher energy costs (approximately $11 million) and (iii) higher severance taxes (approximately $3 million) due to higher copper and molybdenum prices and volumes.
Chino/Cobre Segment – Operating Income (Loss)
     The Chino open-pit mine, located near Silver City, New Mexico, primarily produces electrowon copper cathodes and copper concentrates. On December 19, 2003, we completed the acquisition of Heisei’s one-third partnership interest in Chino Mines Company, which is now wholly owned by subsidiaries of Phelps Dodge. Prior to the acquisition, we owned a two-thirds partnership interest in Chino and applied the proportional consolidation method of accounting. Our wholly owned Cobre mine, which is adjacent to the Chino mine, resumed limited mining activities in 2004, including rehabilitation of haul roads, drilling and blasting to establish new access to mining areas, and cleaning of pit benches.
     An operating loss of $15.3 million for 2005 was unfavorable by $72.9 million compared with 2004, primarily due to higher special, net pre-tax charges ($63.3 million) primarily associated with asset impairment charges of $59.9 million recorded at Cobre in the 2005 second quarter (refer to Note 4, Special Items and Provisions, for additional discussion) and higher cost of copper production (approximately $103 million), which excludes by-product molybdenum revenues; partially offset by higher copper sales volumes (approximately $34 million), higher average copper prices (approximately $44 million), including copper pricing adjustments essentially for our copper collars, and higher by-product molybdenum revenues (approximately $17 million) resulting from higher average prices and volumes. Higher cost of copper production primarily was due to (i) higher mining and milling costs (approximately $71 million) resulting from the restart of milling operations and ramp-up of mining operations, including increased stripping costs, (ii) higher smelting and refining costs related to increased concentrate production (approximately $15 million), (iii) the impact of changes in heap-leach and work-in-process inventories (approximately $5 million) and (iv) higher depreciation expense (approximately $6 million) due to higher production volumes and straight-line depreciation of equipment.
     Operating income of $57.6 million for 2004 increased $63.0 million compared with 2003, primarily due to higher average copper prices (approximately $87 million), higher sales volumes (approximately $5 million) and lower shutdown costs (approximately $3 million); partially offset by higher cost of copper production (approximately $31 million). Higher cost of copper production was primarily due to (i) higher milling costs associated with the restart of the sulfide mill (approximately $34 million), (ii) higher mining and operating costs (approximately $13 million) primarily associated with the ramp-up of operations in 2004 and (iii) an unfavorable change in heap-leach and work-in-process inventories (approximately $2 million); partially offset by lower depreciation expense (approximately $15 million) and higher precious metals revenue resulting from higher prices (approximately $4 million).
Tyrone Segment – Operating Income (Loss)
     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
     An operating loss of $209.1 million for 2005 was unfavorable by $232.0 million compared with 2004 primarily due to higher special, net pre-tax charges ($209.9 million) primarily associated with asset impairment charges of $210.5 million recorded in the 2005 second quarter (refer to Note 4, Special Items and Provisions for additional discussion), higher mining costs resulting from an increase in tons mined (approximately $36 million) and lower copper sales volumes (approximately $7 million); partially offset by (i) the effect of higher average copper prices (approximately $16 million), including copper pricing adjustments essentially for our copper collars, (ii) the impact of changes in heap-leach and work-in-process inventories (approximately $5 million) and (iii) lower depreciation expense (approximately $4 million) mostly due to lower production.
     Operating income of $22.9 million for 2004 increased $40.1 million compared with 2003, primarily due to higher average copper prices (approximately $45 million) and lower cost of copper production (approximately $1 million); partially offset by higher special, net pre-tax charges for environmental provisions ($5.3 million). Lower cost of copper production was primarily due to a favorable change in heap-leach and work-in-process inventories (approximately $13 million); partially offset by higher mining and operating costs, including higher maintenance and repairs (approximately $11 million).
Manufacturing Segment – Operating Income (Loss)
     The Manufacturing segment consists of conversion facilities, including our smelter, refinery and rod mills. This segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     An operating loss of $148.1 million for 2005 was unfavorable by $177.2 million compared with 2004 primarily due to (i) higher special, net pre-tax charges ($150.8 million) primarily associated with asset impairment charges of $89.6 million and $59.1 million recorded at the Chino smelter and Miami refinery, respectively, in the 2005 second quarter, and $5.5 million recorded at the El Paso refinery in the 2005 fourth quarter (refer to Note 4, Special Items and Provisions, for additional discussion), (ii) higher energy costs (approximately $10 million), (iii) higher costs associated with a fire at our Norwich rod mill on January 7, 2005 (approximately $4 million) and (iv) higher smelter turnaround amortization (approximately $4 million) mostly due to the early maintenance turnaround of the Miami smelter in July 2005.
     Operating income of $29.1 million for 2004 increased $2.7 million compared with 2003, primarily due to higher rod sales (approximately $12 million); partially offset by lower smelter credits associated with in-process material (approximately $4 million), higher special, net pre-tax charges for environmental provisions ($3.1 million) and higher refinery operating expenses (approximately $2 million).
South American Mines – Operating Income
     South American Mines reported operating income for 2005 of $791.3 million, compared with operating income of $707.0 million in 2004 and $182.6 million in 2003.
     See U.S. Mining Operations – Operating Income for a discussion of factors influencing the decision to recommence curtailed operations and the principal steps necessary to recommence such operations. (Refer to the separate discussion of PDMC’s South American mine segments below for further discussion.)
Candelaria/Ojos del Salado Segment – Operating Income
     The Candelaria open-pit and underground mine, located near Copiapó in northern Chile, produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and report minority interest) as of January 1, 2004. Prior to that date, we applied the proportional consolidation method of accounting. The segment also includes the nearby Ojos del Salado underground mine that produces copper concentrates. The Ojos del Salado underground mine, which had been curtailed since 1998, resumed underground mining and milling operations during the 2004 second quarter.
     On December 22, 2005, Ojos del Salado completed a general capital increase transaction in which SMMA Candelaria, Inc. acquired a 20 percent equity interest in Ojos del Salado. As a result of the transaction, Ojos del Salado received cash of $24.8 million (net of $0.2 million of expenses) and Phelps Dodge’s interest in Ojos del Salado was reduced to 80 percent from 100 percent. Phelps Dodge continues to retain a majority interest in Ojos del Salado, which we fully consolidate (and report minority interest). (Refer to Change in Interest Gains on pages 75 and 76 for additional discussion of this transaction.)
     Operating income of $306.8 million for 2005 increased $3.5 million compared with 2004 primarily due to higher average copper prices (approximately $153 million); partially offset by higher cost of copper production (approximately $91 million) and lower copper sales volumes (approximately $58 million) due to lower copper ore grade mined and harder ore, which affected mill throughput. Higher cost of copper production primarily was due to (i) higher mining and milling costs (approximately $43 million) associated with higher repair, labor, supply and energy costs, (ii) the ramp-up of production at Ojos del Salado (approximately $21 million), (iii) higher smelting and refining costs (approximately $24 million), (iv) the impact of changes in work-in-process inventories (approximately $8 million) and (v) lower precious metals revenue (approximately $5 million); partially offset by lower depreciation expense (approximately $15 million) primarily due to increased ore reserves.
     Operating income of $303.3 million for 2004 increased $202.8 million compared with 2003, primarily due to higher average copper prices (approximately $177 million), the impact of fully consolidating Candelaria (approximately $59 million) and a favorable impact of commencing production at Ojos del Salado (approximately $9 million); partially offset by higher cost of copper production (approxi-

mately $37 million). Higher cost of copper production included higher mining and operating costs (approximately $26 million) primarily due to higher maintenance, blasting and labor costs, and higher freight, smelting and refining costs (approximately $15 million); partially offset by higher precious metals revenue resulting from higher prices (approximately $11 million).
Cerro Verde Segment – Operating Income
     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes. On June 1, 2005, Cerro Verde completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañía de Minas Buenaventura S.A.A. (Buenaventura), a publicly traded Peruvian mining concern, increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Cerro Verde received cash of $441.8 million (net of $1.0 million of expenses) and Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent. Phelps Dodge continues to maintain a majority interest in Cerro Verde, which we fully consolidate (and report minority interests). (Refer to Change in Interest Gains on pages 75 and 76 for additional discussion of this transaction.)
     In early February 2005, the Phelps Dodge board of directors approved proceeding with an approximate $850 million expansion of the Cerro Verde mine simultaneously with financing efforts. On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion. (Refer to PDMC – Other Matters on pages 70 and 71 for additional discussion of the Cerro Verde mine expansion.)
     Operating income of $209.8 million for 2005 increased $79.8 million compared with 2004 primarily due to higher average copper prices (approximately $90 million) and higher copper sales volumes (approximately $13 million); partially offset by higher cost of copper production (approximately $20 million) primarily due to higher energy costs (approximately $13 million) and higher maintenance and supply costs (approximately $6 million).
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
El Abra Segment – Operating Income
     The El Abra open-pit mine, located in northern Chile, produces electrowon copper cathodes. We own a 51 percent partnership interest in El Abra, a Chilean contractual mining company, and the remaining 49 percent interest is owned by Corporación Nacional del Cobre de Chile (CODELCO), a Chilean state-owned company. We fully consolidate El Abra (and report minority interest) as of January 1, 2004. Prior to that date, we applied the proportional consolidation method of accounting.
     Operating income of $274.7 million for 2005 increased $1.0 million compared with 2004 primarily due to higher average copper prices (approximately $63 million); partially offset by lower copper sales volumes (approximately $21 million) and higher cost of copper production (approximately $41 million). Higher cost of copper production primarily was due to (i) higher operating costs associated with supplies, labor, energy and contracted services (approximately $30 million), (ii) higher leased equipment and maintenance costs (approximately $9 million), (iii) the unfavorable impact of exchange rates (approximately $8 million) and (iv) higher freight (approximately $5 million); partially offset by the impact of changes in heap-leach and work-in-process inventories (approximately $15 million). Average copper prices benefited from higher LME prices (approximately $196 million), but were offset by the realized mark-to-market effects of copper collars related to 2005 production (approximately $133 million).
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
     In 2004, based on rapidly increasing molybdenum prices and our view of market fundamentals for molybdenum, we increased annual production at Henderson to approximately 28 million pounds, and in 2005, annual production at Henderson was approximately 32 million pounds.
     Primary Molybdenum is in the process of increasing mine production capacity at its Henderson operation to 40 million pounds per year by mid-2006. The cost to add the increased capacity is expected to total $20 million to $24 million. Primary Molybdenum is also evaluating the possibility of bringing the Climax mine on line in response to market conditions. If it is brought on line, production from the Climax mine could range from 5 million to 24 million pounds a year.

     The molybdenum market is generally characterized by cyclical and volatile prices, little product differentiation and strong competition. The annual Metals Week Dealer Oxide mean price was $31.73 per pound in 2005, versus $16.41 and $5.32 per pound in 2004 and 2003, respectively. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, currency exchange rates and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. Approximately 65 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels.
     Our expected 2006 molybdenum production is approximately 64 million pounds (approximately 32 million pounds from our primary mine and 32 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $45 million.
     Operating income of $324.3 million for 2005 increased $221.0 million compared with 2004 primarily due to higher average molybdenum realizations (approximately $962 million), lower production costs (approximately $3 million) and higher tolling revenue (approximately $24 million) due to volume and price; partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $719 million), lower molybdenum sales volumes (approximately $40 million) and higher shutdown expenses (approximately $6 million). Lower production costs primarily resulted from lower cost of material drawn from inventory (approximately $57 million); partially offset by higher costs resulting from increased volumes and included (i) higher labor, maintenance and energy costs (approximately $24 million), (ii) higher conversions costs (approximately $11 million), (iii) higher tolling costs (approximately $8 million), (iv) higher depreciation expense (approximately $5 million) and (v) higher freight costs (approximately $4 million).
     Operating income of $103.3 million for 2004 increased $94.7 million compared with 2003, primarily due to higher average molybdenum prices (approximately $521 million), higher sales volumes (approximately $79 million) and lower shutdown expenses (approximately $2 million); partially offset by higher cost of molybdenum purchased from third parties as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $452 million) and higher production costs (approximately $55 million). Higher production costs resulted primarily from increased volumes and included (i) higher labor and maintenance costs (approximately $15 million), (ii) higher conversion costs (approximately $11 million), (iii) higher cost of material drawn from inventory (approximately $11 million), (iv) higher energy costs (approximately $7 million), (v) higher freight and warehousing costs (approximately $6 million) and (vi) higher depreciation expense (approximately $5 million).
PDMC – Other Matters
     On September 16, 2005, the federal BLM completed a land exchange with the Company. This action allows us to advance development of the proposed copper mining operation near Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies, about eight miles north of Safford in southeastern Arizona.
     On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford, Arizona. Final approval is contingent upon receiving certain state permits needed for the mine. The Safford mine will require a capital investment of approximately $550 million and will be the first major new copper mine to be opened in the United States in more than 30 years.
     We anticipate that the Safford mine will be in full production during the second half of 2008, with full copper production expected to be approximately 240 million pounds per year. Life of the operation is expected to be at least 18 years.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, and copper production is projected to be approximately 150 million pounds per year. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest copper operations, resulting in the impairment of certain assets. (Refer to Note 4, Special Items and Provisions, for additional discussion.)
     In early February 2005, the Phelps Dodge board of directors approved proceeding with an approximate $850 million expansion of the Cerro Verde mine simultaneously with financing efforts. On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion. (Refer to Note 14, Debt and Other Financing, for additional information on the Cerro Verde debt-financing facilities.) The $442.8 million invested by Sumitomo and Buenaventura to establish or increase their ownership interests in Cerro Verde is a major source of funds for the expansion. For the year ended December 31, 2005, approximately $300 million was spent on the Cerro Verde expansion.
     The expansion permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion tons of sulfide ore reserves averaging 0.49 percent copper and 0.02 percent molybdenum will be processed through a new concentrator. Processing of the sulfide ore is expected to begin in the 2006 fourth quarter, and the expanded production rate should be achieved in the first half of 2007. The current copper production at Cerro Verde is approximately 100,000 tons per year. After completion of the expansion, copper production initially is expected to approximate 300,000 tons per year (approximately 160,700 tons per year for PD’s share).
     On November 2, 2005, Phelps Dodge, through a wholly owned subsidiary, exercised its option to acquire a controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Democratic Republic of the Congo (DRC). The action came after the government of the DRC and La Generale des Carrieres et des Mines (Gecamines), a state-owned mining company, executed amended agreements governing development of the concessions and after approval by DRC presidential decree. Phelps Dodge now holds an effective 57.75 percent interest in the project, along with Tenke Mining Corp. at 24.75 percent and Gecamines at 17.5 percent (non-dilutable). A Phelps Dodge subsidiary will be the operator of the project as it is developed and put into production. As part of the transaction, Gecamines will receive asset transfer payments totaling $50 million, including a $15 million asset transfer payment that was paid by Phelps Dodge on November 16, 2005, over a period of approximately five years as specified project milestones are reached. Phelps Dodge is responsible for funding all pre-development costs and an additional $10 million of asset transfer payments; thereafter, the Company and Tenke Mining Corp. are responsible for funding 70 percent and 30 percent, respectively, of any advances. Phelps Dodge has the right to withdraw from the project any time prior to approval of the bankable feasibility study by paying a $750,000 withdrawal fee. If Phelps Dodge withdraws, Tenke Mining Corp. then will be responsible for funding the remaining project costs, asset transfer payments, and any other advances, if required.
     The Tenke Fungurume feasibility study is expected to be completed in mid-2006, with construction of basic infrastructure in early 2007. Production could commence as early as late 2008 or early 2009.
     In November 2004, PD Energy Services (PDES), a subsidiary of Phelps Dodge, purchased a one-third interest in Luna, whose only assets consisted of a partially constructed power plant in Deming, New Mexico, for $13.3 million (PD’s share). PNM Resources and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, joined PDES in purchasing the plant. The plant is expected to be operating by the 2006 second quarter. One-third of the electricity from the plant (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona.
     Additional capital expenditures for the Luna power plant were estimated at approximately $110 million (approximately $37 million for PD’s share) to complete construction. For the year ended December 31, 2005, the Company spent approximately $22 million on construction of the Luna power plant. PNM Resources is functioning as the construction agent and operator of the plant. PNM Resources and Tucson Electric Power each own one-third of the plant, and each is responsible for one-third of the costs and expenses.
RESULTS OF PHELPS DODGE INDUSTRIES
     PDI, our manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. Wire and Cable consists of three worldwide product-line businesses comprising energy cables, specialty conductors and magnet wire.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. As a result of this proposed transaction, the operating results of Columbian, which were previously reported as a segment of PDI, have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income. In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets to Rea. This transaction was completed on February 10, 2006. (Refer to Discontinued Operations and Assets Held for Sale in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 73 and Note 3, Discontinued Operations and Assets Held for Sale, for further discussion of these transactions.)
     The Company is continuing to explore strategic alternatives for Phelps Dodge High Performance Conductors, a unit of Wire and Cable.
     Major financial results of PDI for the years 2005, 2004 and 2003 are illustrated in the following table:
($ in millions)

	2005	2004	2003

Sales and other operating revenues to unaffiliated customers	$1,189.6	971.8	669.9
Operating income	$14.6	18.8	13.7
Special items and provisions, net	$(18.6)	(11.4)	(2.0)
Operating income before special items and provisions, net	$33.2	30.2	15.7
Minority interests in consolidated subsidiaries	$(5.5)	(4.3)	(3.7)
Wire and Cable – Sales
     Wire and Cable reported sales to unaffiliated customers of $1,189.6 million in 2005, compared with $971.8 million in 2004 and $669.9 in 2003. The increase of $217.8 million, or 22 percent, in 2005 primarily was due to higher sales resulting from increased metal prices (approximately $156 million), higher sales of energy cables and building wire in the international markets (approximately $86 million) and a favorable foreign exchange rate impact (approximately $19 million); partially offset by lower magnet wire sales (approximately $46 million) primarily in the North American markets and due to the closure of the PD Austria facility.
     The increase of $301.9 million, or 45 percent, in 2004 compared with 2003, primarily was due to higher sales resulting from increased metal prices (approximately $119 million), higher sales volumes for energy cables and building wire in international markets (approximately $79 million), higher magnet wire sales in North America (approximately $79 million) mostly due to higher copper prices, and increased sales of specialty metal products in North America

(approximately $25 million) primarily due to higher metal prices and higher sales volumes.
Wire and Cable – Operating Income
     Wire and Cable reported operating income of $14.6 million in 2005, including special, net pre-tax charges of $18.6 million, compared with $18.8 million in 2004 including special, net pre-tax charges of $11.4 million, and operating income of $13.7 million in 2003, including special, net pre-tax charges of $2.0 million.
     Operating income in 2005 decreased $4.2 million, compared with 2004, primarily due to higher special, net pre-tax charges ($7.2 million) and lower sales volumes and margins for magnet wire (approximately $10 million); partially offset by improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $10 million) and lower depreciation expense (approximately $5 million).
     Operating income in 2004 increased $5.1 million, compared with 2003, due to higher sales volumes and improved margins primarily for energy cables and building wire in international markets and for specialty metal products in North America (approximately $39 million); partially offset by higher operating costs in international markets related to increased sales volumes (approximately $19 million), lower magnet wire margins due to competitive pricing pressures (approximately $7 million) and higher special, net pre-tax charges ($9.4 million).
     In 2005, operations outside the United States provided 58 percent of Wire and Cable’s sales, compared with 56 percent in 2004 and 53 percent in 2003. During 2005, operations outside the United States contributed 278 percent of PDI’s operating income, compared with 174 percent in 2004 and 155 percent in 2003.
Note: Supplemental Data
     The following table summarizes Wire and Cable’s special items and provisions in operating income for the years 2005, 2004 and 2003:
($ in millions)

	2005	2004	2003

Environmental provisions, net	$(2.2)	(0.3)	0.4
Restructuring programs/closures	(0.7)	(10.5)	0.2
Asset impairment charges	(7.9)	(0.6)	(1.7)
Employee and transaction costs — sale of North American magnet wire assets	(7.8)	—	—
Goodwill impairment	—	—	(0.9)

Special, pre-tax items	$(18.6)	(11.4)	(2.0)

     As a result of the agreement to sell substantially all of its North American magnet wire assets to Rea, special charges of $13.2 million ($10.7 million after-tax) were recognized in the 2005 fourth quarter, which consist of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their estimated fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax).
     In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action resulted in special charges of $7.2 million ($4.9 million after-tax) associated with the closure of the manufacturing plant in El Paso, Texas, which ceased operations during the 2004 fourth quarter. During 2005, additional asset impairment charges of $2.1 million ($1.6 million after-tax) were recorded at our El Paso, Texas, facility, which were determined through an assessment of fair market value based on projected cash flows.
     In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its product at its Lugde, Germany, facility. This action resulted in special charges of $3.3 million ($2.7 million after-tax) associated with the closure of the PD Austria facility, which included severance-related, plant removal and dismantling expenses, and take-or-pay contracts.
     In the 2003 fourth quarter, we determined that the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in asset impairment charges of $1.3 million (before and after taxes), which were determined through an assessment of fair value based on independent appraisals of the existing assets of these two plants. During 2005, an additional asset impairment charge of $0.4 million ($0.3 million after-tax) was recorded at our Laurinburg, North Carolina, facility, which was determined through an assessment of fair market value based on projected cash flows.
     In addition, as part of our annual assessment of goodwill, in the 2003 fourth quarter we recognized an impairment charge of $0.9 million (before and after taxes) to write off the remaining goodwill balance of Phelps Dodge Magnet Wire, which was based on a comparison of the carrying value to the respective fair value using an estimate of discounted cash flows.
     During the 2003 fourth quarter, an asset impairment charge of $0.4 million (before and after taxes) was recognized to reduce the carrying value of the assets of our Hopkinsville, Kentucky, facility which closed in 2000. This adjustment reflected our current view of the fair value of these assets. Due to continued depressed market conditions, in the 2004 second quarter, a further charge of $0.6 million ($0.5 million after-tax) was recorded for asset impairments at our Hopkinsville, Kentucky, facility, which was determined through an assessment of market value as determined by an independent appraisal. In the 2004 fourth quarter, Phelps Dodge Magnet Wire completed the sale of the Hopkinsville, Kentucky, facility.
     During 2005, 2004 and 2003, special, net pre-tax charges for environmental provisions of $2.2 million, $0.3 million and an adjustment of $0.4 million, respectively, were recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)
     During 2005 and 2003, special, net pre-tax charges of $0.7 million and a special, net pre-tax gain of $0.2 million, respectively, were recorded reflecting reassessments of prior restructuring programs and facility closures.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
     Columbian Chemicals is one of the world’s largest producers of engineered carbon black with facilities in North America, Europe, South America and Asia. Carbon black is a key raw material used in the manufacture of tires, rubber and plastic products, inks, paints and coatings, and a variety of other applications. Demand for carbon black is primarily driven by the needs of the tire industry, which consumes nearly 70 percent of world production.
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. Under the terms of the agreement, Phelps Dodge expects to receive cash proceeds of approximately $600 million, including approximately $100 million of Columbian’s foreign-held cash to be distributed to Phelps Dodge prior to the closing of the transaction. The transaction is expected to be completed in the 2006 first quarter.
     As a result of this proposed transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income. The following table details selected financial information, which has been reported as discontinued operations for the years 2005, 2004 and 2003:
($ in millions)

	2005	2004	2003

Sales and other operating revenues	$743.3	674.1	644.2
Operating income (loss)	$(60.1)	28.7	54.8
Operating income before special items and provisions, net	$34.7	34.6	51.1
Benefit (provision) for taxes on income	$37.0	(11.0)	(20.7)
Income (loss) from discontinued operations	$(17.4)	22.7	39.2
     In connection with the transaction, net, special charges of $94.8 million ($42.6 million after-tax and net of minority interest) were recorded in discontinued operations in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million.
     The assets and liabilities of Columbian have been presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale. The following table provides the major classes of these assets and liabilities at December 31, 2005:
($ in millions)

Current assets:
Cash and cash equivalents	$11.0
Accounts receivable, net	163.9
Inventories	70.9
Supplies	15.7
Prepaid expenses and other current assets	12.1

$273.6

Property, plant and equipment, net	$367.2
Deferred income taxes	4.7
Goodwill	2.0
Other assets and deferred charges	2.9

$376.8

Current liabilities:
Short-term debt	$4.3
Accounts payable and accrued expenses	96.9
Accrued income taxes	12.7

$113.9

Deferred income taxes	$35.4
Other liabilities and deferred credits	25.7

$61.1

     We have not separately identified cash flows from discontinued operations, for the years 2005, 2004 and 2003, in the Company’s Consolidated Statement of Cash Flows.
Assets Held for Sale
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all of its North American magnet wire assets to Rea. Under the terms of the agreement, Rea agreed to purchase the assets, including certain copper inventory, for approximately $125 million in cash, subject to a working capital adjustment at the time of closing. This transaction was completed on February 10, 2006, at which time the working capital adjustment was estimated at approximately $14 million, increasing the estimated sales proceeds to approximately $139 million.
     In connection with the transaction, special charges of $13.2 million ($10.7 million after-tax) were recognized in the 2005 fourth quarter. These charges consisted of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their estimated fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax).
     The North American magnet wire sale does not meet the criteria for classification as discontinued operations as the Company will continue to supply Rea with copper rod after the closing.

     The North American magnet wire assets and liabilities associated with the sale are presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale. The following table provides the major classes of these assets and liabilities at December 31, 2005:
($ in millions)

Current assets:
Accounts receivable, net	$57.1
Inventories	36.4
Supplies	4.2
Prepaid expenses and other current assets	2.5

$100.2

Property, plant and equipment, net	$54.6

Current liabilities:
Accounts payable and accrued expenses	$7.9
Accrued income taxes	1.4

$9.3

Other liabilities and deferred credits	$0.2

OTHER MATTERS RELATING TO THE CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
     Cost of products sold was $5,281.8 million in 2005, compared with $4,226.7 million in 2004 and $2,766.1 million in 2003. The 2005 increase of $1,055.1 million primarily was attributable to an increase in copper and molybdenum production costs (approximately $481 million — refer to PDMC’s segments on pages 64 through 70 for further discussion), higher purchased cathode and concentrate (approximately $286 million) primarily resulting from higher average copper prices, higher costs of molybdenum purchased from third parties (approximately $169 million) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $149 million).
     The 2004 increase of $1,460.6 million primarily was attributable to higher purchased cathode and concentrate (approximately $504 million) due to higher copper prices and volumes, an increase in copper and molybdenum production costs (approximately $614 million — refer to PDMC’s segments on pages 64 through 70 for further discussion), increases at wire and cable for third-party raw material purchases and higher sales volumes (approximately $198 million) and higher costs of molybdenum purchased from third parties (approximately $176 million).
Depreciation, Depletion and Amortization Expense
     Depreciation, depletion and amortization expense was $441.8 million in 2005, compared with $455.5 million in 2004 and $376.7 million in 2003. The 2005 decrease of $13.7 million primarily was due to decreases at PDMC associated with higher reserves and net production (approximately $24 million); partially offset by higher depreciation expense associated with asset retirement costs (approximately $5 million) and straight-line assets (approximately $3 million).
     The 2004 increase of $78.8 million primarily was due to net production increases at PDMC (approximately $73 million) primarily due to the impact of fully consolidating Candelaria and El Abra, and an increase in straight-line depreciation expenses (approximately $14 million).
Selling and General Administrative Expense
     Selling and general administrative expense was $158.5 million in 2005, compared with $140.1 million in 2004 and $126.9 million in 2003. The 2005 increase of $18.4 million primarily resulted from higher contributions to charitable organizations (approximately $4 million), higher salaries and wages (approximately $5 million), and higher restricted stock amortization associated with the issuance of additional shares (approximately $4 million).
     The 2004 increase of $13.2 million primarily resulted from a 2004 charitable contribution to the Phelps Dodge Foundation (approximately $6 million), higher legal and professional fees (approximately $1 million), higher accruals for company-wide annual incentive compensation plans (approximately $4 million), higher restricted stock amortization associated with the issuance of additional shares (approximately $4 million), higher pension and retirement benefits (approximately $2 million), higher directors’ and officers’ liability insurance premiums (approximately $1 million) and higher deferred profit sharing (approximately $1 million); partially offset by lower employee benefit costs mostly associated with mark-to-market adjustments for stock unit plans (approximately $7 million).
Exploration and Research Expense
     Net exploration and research expense was $117.0 million in 2005, compared with $56.4 million in 2004 and $44.3 million in 2003. The 2005 increase of $60.6 million resulted from higher research expense for PDMC (approximately $15 million) due to increased project development work at the Process Technology Center, and higher exploration spending (approximately $45 million) primarily in central Africa and at our U.S. mines.
     The 2004 increase of $12.1 million primarily resulted from higher U.S. exploration spending (approximately $5 million) primarily for increased project work at Morenci and Safford, higher international exploration (approximately $4 million) primarily in South America, including the impact of fully consolidating Candelaria and El Abra (approximately $2 million), and higher research expense for PDMC (approximately $3 million) due to increased project development work at the Process Technology Center.
Interest Expense, Net
     Interest expense, net of capitalized interest, was $62.3 million in 2005, compared with $122.9 million in 2004 and $141.8 million in 2003. The 2005 decrease of $60.6 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2004 and 2005 (approximately $45 million) and higher capitalized interest (approximately $16 million) primarily associated with the Cerro Verde expansion.
     The 2004 decrease of $18.9 million was primarily attributable to net reductions (approximately $34 million) related to the payment of long-term debt; partially offset by increases attributable to the impact of fully consolidating Candelaria and El Abra (approximately $7 million), higher effective interest rates for certain notes primarily resulting from the favorable unwinding of certain interest rate swaps in 2003 (approximately $5 million) and interest associated with a

Texas franchise tax matter and prior year tax returns (approximately $2 million).
     Third-party interest paid by the Company in 2005 was $88.0 million, compared with $134.6 million in 2004 and $154.2 million in 2003.
Early Debt Extinguishment Costs
     In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter special charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
     In December 2004, the Company redeemed its 5.45 percent Greenlee County Pollution Control Bonds due June 1, 2009. These bonds had a book value of approximately $81 million and were redeemed for $82.7 million. This resulted in a 2004 special charge of $1.9 million ($1.6 million after-tax) for early debt extinguishment costs, including unamortized issuance costs of $0.3 million.
     In November 2004, the Company completed the full repayment of El Abra’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the lenders. The full repayment of long-term debt with a book value of approximately $316 million, including the November 2004 scheduled payment, resulted in a 2004 special charge of $2.8 million ($0.9 million after-tax and net of minority interest) for early debt extinguishment costs. The debt repayment had no impact on the full consolidation of El Abra as it continues to meet the criteria of a variable interest entity and Phelps Dodge remains the primary beneficiary of this entity.
     In October 2004, the Company redeemed its 6.50 percent Air Quality Control Obligations due April 1, 2013. These bonds had a book value of approximately $90 million and were redeemed for $90.9 million. This resulted in a 2004 special charge of $0.9 million ($0.7 million after-tax) for early debt extinguishment costs.
     In June 2004, the Company completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of approximately $166 million, including the June 2004 scheduled payment, resulted in a 2004 special charge of $15.2 million ($10.1 million after-tax and net of minority interest) for early debt extinguishment costs, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt repayment had no impact on the full consolidation of Candelaria as it continues to meet the criteria of a variable interest entity and Phelps Dodge remains the primary beneficiary of this entity.
     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest. This resulted in a 2004 special charge of $3.9 million ($3.1 million after-tax) for early debt extinguishment costs, including certain purchase premiums of $1.1 million.
     In March 2004, the Company completed tender offers for its 6.625 percent Notes due 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 special charge of $18.5 million ($14.5 million after-tax) for early debt extinguishment costs, including purchase premiums.
Gain on Sale of Cost-Basis Investment
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a special gain of $438.4 million ($388.0 million after-tax).
Change in Interest Gains
     In the 2005 fourth quarter, Ojos del Salado completed a general capital increase transaction. The transaction resulted in Sumitomo acquiring an equity position in Ojos del Salado totaling 20 percent and reducing Phelps Dodge’s interest to 80 percent from 100 percent.
     In connection with the transaction, Ojos del Salado issued 2,500 of its Series B Preferential Stock (Series B Common Shares) at $10,000 per share to Sumitomo and received $24.8 million in cash (net of $0.2 million in expenses). The stock issuance transaction resulted in a special gain of $8.8 million (before and after taxes) associated with our change in interest.
     In the 2005 second quarter, Cerro Verde completed a general capital increase transaction. The transaction resulted in Sumitomo acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Buenaventura increased its ownership position in Cerro Verde to 18.2 percent, and the remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to Sumitomo, Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a special gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The capital increase will be used to partially finance the approximate $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde. The cash received in this transaction from SMM Cerro Verde Netherlands B.V. may only be used for the sulfide expansion project and was reflected as restricted cash for financial reporting purposes. At December 31, 2005, restricted cash associated with the sulfide expansion project was $10.9 million. (Refer to

PDMC — Other Matters on pages 70 and 71 for additional discussion of the Cerro Verde mine expansion.)
Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net was $93.3 million in 2005, compared with $45.3 million in 2004 and $10.0 million in 2003. The 2005 increase of $48.0 million resulted primarily from higher dividends received from SPCC during the first half of 2005 ($13.8 million), higher interest income ($47.5 million) and the absence of the 2004 write-downs of cost-basis investments ($11.1 million); partially offset by decreases resulting from the absence of the 2004 gains from the sale of uranium royalty rights in Australia ($10.1 million) and settlement of an historical legal matter ($9.5 million).
     The 2004 increase of $35.3 million resulted primarily from higher dividend income from SPCC ($20.4 million), a gain on the sale of uranium royalty rights in Australia ($10.1 million), settlement of an historical legal matter ($9.5 million), lower shutdown expenses ($4.5 million), higher interest income ($2.6 million), mark-to-market benefits on the Chino and Tyrone financial assurance trusts ($3.2 million) and higher foreign currency exchange gains ($4.7 million); partially offset by cost-basis investment write-downs ($11.1 million), the absence of the 2003 gain on sale of a cost-basis investment ($6.4 million) and lower mark-to-market benefits on non-qualified pension plan assets ($1.8 million).
Provision for Taxes on Income
     The effective income tax rate was 24.6 percent in 2005, compared with 9.7 percent in 2004 and 250.9 percent in 2003. The difference between our effective income tax rate for 2005 and the U.S. federal statutory rate of 35 percent was primarily due to (i) withholding taxes on Candelaria’s dividends and unremitted earnings, (ii) percentage depletion deductions for regular tax purposes in the United States, (iii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion and (iv) the lack of tax charges on the Cerro Verde and Ojos del Salado change in interest gains, as we expect to permanently reinvest our portion of the related proceeds in those entities.
     The difference between the statutory income tax rate and our effective rate for 2004 was primarily due to percentage depletion deductions and the release of valuation allowances associated with net operating loss carryforwards and other deferred tax assets that were determined to be realizable as a result of increased taxable income from improved commodity prices. The difference in 2003 was primarily due to increased valuation allowance adjustments recorded against U.S. net operating loss carryforwards and other deferred tax assets that could not be used to offset earnings at international operations, partially offset by percentage depletion deductions.
     In December 2005, the Company repatriated cash from international operations of approximately $240 million (PD’s share). As a result, the Company recognized taxes on foreign dividends of $82.5 million. Concurrent with its decision to repatriate cash, the Company determined that Candelaria’s earnings would no longer be indefinitely reinvested outside the United States. Accordingly, we increased our 2005 income tax provision by approximately $47 million associated with Candelaria’s 2005 earnings and recognized a special item for taxes of $43.1 million ($34.5 million, net of minority interest) associated with Candelaria’s unremitted earnings. In early January 2006, additional cash of approximately $100 million was repatriated, net of withholding taxes of approximately $6 million.
     The Internal Revenue Service (IRS) has completed its audit of the pre-acquisition Cyprus Amax income tax returns for the years 1997 through October 15, 1999. Because of loss carrybacks to these years from 2000, 2001 and 2002, the audit reports must be reviewed and approved by the Congressional Joint Committee on Taxation before they can become final. We expect this process to take place by the end of 2006.
     Phelps Dodge’s federal income tax returns for the years 2000 through 2002 are currently under examination by the IRS. Management believes that resolution of any issues raised, including application of those determinations to subsequent open years, will not have a material adverse effect on our consolidated financial condition or results of operations.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four year period from 2004 through 2007, which could be extended, at the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. During 2005, Cerro Verde spent approximately $300 million on the sulfide expansion project, generating a total benefit of approximately $88 million. Based on Cerro Verde’s 2005 qualified earnings of approximately $153 million, a current benefit of approximately $46 million was recorded, with the remainder of approximately $42 million recorded as a deferred tax asset.
     (Refer to Note 7, Income Taxes, for additional discussion of the Company’s provision for taxes on income.)
Cumulative Effect of Accounting Changes
     Effective December 31, 2005, the Company adopted FIN 47, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143. With the adoption of FIN 47, we recognize conditional asset retirement obligations (AROs) as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional ARO is factored into the measurement of the liability. Upon adoption, we recorded an increase to our closure and reclamation reserve of $17.9 million, a net increase in our mining properties’ assets of $4.4 million, and a cumulative effect loss of $10.1 million, net of deferred income taxes of $3.4 million.
     Effective January 1, 2003, the Company adopted SFAS No. 143. With the adoption of this Statement, we recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Upon adoption, we recorded an increase to our closure and reclamation reserve of $2.5 million, net, an increase in our mining properties’ assets of $12.2 million and a cumulative effect gain of $8.4 million, net of deferred income taxes ($1.3 million). For the year ended December 31, 2003, the effect of adopting SFAS No. 143 decreased loss from continuing operations before extraordinary item and cumulative effect of accounting changes by $15.9 million, or 18 cents per basic and diluted common share.
     (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)
Pensions and Other Postretirement Benefits
     Our pension expense in 2005 was $39.3 million, compared with $19.0 million in 2004 and $15.2 million in 2003. The 2005 increase of $20.3 million primarily was due to (i) higher amortization of actuarial losses ($10.8 million), (ii) an increase in curtailments and special retirement benefits ($4.5 million), (iii) an increase in service costs ($4.5 million) resulting from the effect of a 50-basis point reduction in the discount rate and (iv) higher interest costs ($2.3 million) resulting from the effect of a 50-basis point reduction in the discount rate and actuarial losses; partially offset by an increase in expected return on plan assets ($2.0 million) associated with higher assets.
     The 2004 increase of $3.8 million primarily was due to an increase in service costs ($2.7 million) resulting from the effect of a 50-basis point reduction in the discount rate, and lower expected return on plan assets ($2.3 million) resulting from the effects of a 25-basis point reduction in the expected rate of return; partially offset by a decrease in special retirement benefits ($1.2 million).
     During 2005 and 2004, the Company made cash contributions of $250 million and $85 million, respectively, to the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees. As a result of these contributions, the entire projected benefit obligation for those plans was funded as of year-end 2005. We do not anticipate any further appreciable funding requirements for these plans through 2008.
     Our postretirement benefit expense in 2005 was $25.4 million, compared with $30.1 million in 2004 and $40.6 million in 2003. The 2005 decrease of $4.7 million primarily was due to a decrease in interest costs ($3.7 million) resulting from a decrease in our benefit obligation due to a plan amendment associated with limiting employee life insurance and the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003.
     The 2004 decrease of $10.5 million was primarily due to a decrease in special retirement benefits and curtailments ($12.5 million); partially offset by an increase in service costs ($1.0 million) primarily due to the effect of a 50-basis point reduction in the discount rate, and unrecognized net gains ($0.8 million).
     See Critical Accounting Policies on pages 47 through 52 for a discussion on the assumptions and factors affecting pension and postretirement costs.
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
Cash and Cash Equivalents
     Cash and cash equivalents (including restricted cash) at the end of 2005 totaled $1,937.5 million, compared with $1,200.1 million at the beginning of the year. Cash provided by operating activities of $1,769.7 million, which included the funding of the VEBA trusts of $200 million, together with proceeds from the sale of our SPCC investment of $451.6 million and the issuance of Cerro Verde and Ojos del Salado stock of $466.6 million was more than sufficient to fund (i) capital outlays ($686.0 million), (ii) a net decrease in debt ($394.4 million), (iii) dividend payments on common and preferred shares ($640.8 million), (iv) contributions to our global environmental trust ($100.0 million) and (v) minority interest dividend payments ($98.5 million).
     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At December 31, 2005, $833.2 million, or 43 percent, of the Company’s consolidated cash was held at international locations. Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the United States. (Refer to Provision for Taxes on Income on page 76 for further discussion of current year taxes associated with repatriated foreign cash.)
     The following table reflects the U.S. and international components of consolidated cash and cash equivalents (including restricted cash) at December 31, 2005 and 2004:
($ in millions)

	2005	2004

U.S. operations:
Phelps Dodge*	$1,104.3	678.4

International operations:
Phelps Dodge*	570.9	453.3
Minority participants’ shares*	262.3	68.4

	833.2	521.7

Total consolidated cash	$1,937.5	1,200.1

*	2005 included restricted cash of $9.4 million in U.S. operations, $11.4 million in international operations and $5.0 million associated with minority participants’ shares.

     Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances. The following table provides a summary of the Company’s cash inflows and outflows for the years 2005, 2004 and 2003:
($ in millions)

	2005*	2004*	2003*

Cash provided by:
Operating activities:
Cash flow from operations	$2,332.9	1,842.7	478.8
Changes in working capital	(142.5)	(127.3)	26.2
Pension plan and VEBA trusts contributions	(450.0)	(85.4)	—
Other operating, net	29.3	70.1	(43.4)
Investing activities:
Capital expenditures	(686.0)	(303.6)	(151.4)
Investments in subsidiaries**	(12.2)	(13.7)	49.0
Global environmental trust contributions	(100.0)	—	—
Proceeds from the sale of SPCC	451.6	—	—
Other investing activities, net	(21.4)	26.3	14.7
Financing activities:
Payment of debt, net of proceeds	(394.4)	(1,107.1)	(147.3)
Dividends	(739.3)	(71.5)	(16.0)
Proceeds from issuance of stock	466.6	—	—
Issuance of shares, net	55.9	291.0	80.4
Other financing, net	(74.6)	(59.6)	34.1
Cash included in assets held for sale	(11.0)	—	—
Exchange rate impact	11.7	26.1	8.9

Net increase in cash and cash equivalents	$716.6	488.0	334.0

*	2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

**	2003 included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with our acquisition of its one-third partnership interest in Chino.
Chino Mines Company Acquisition
     On December 19, 2003, we acquired, through a wholly owned subsidiary, the one-third partnership interest in Chino Mines Company held by Heisei. Heisei informed the Company that it decided to exit the partnership because Chino was no longer a strategic fit for its business. Under the terms of the agreement, Heisei paid $114 million in cash, including approximately $64 million placed into a trust to provide a portion of the financial assurance for mine closure/closeout obligations, which represented a one-third share of the then-current estimate by the state of New Mexico of the amount of financial assurance Chino must provide in connection with its current permits. Under the terms of the agreement, the Company assumed most ongoing liabilities; however, Heisei retained responsibility for its one-third share of any natural resource damage claims for matters occurring prior to the date of the agreement and, in certain circumstances, adverse changes in the laws and regulations relating to reclamation.
     This acquisition was accounted for as a purchase transaction and recorded in accordance with the guidance of SFAS No. 141, “Business Combinations.” Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of the assets received (including $50 million of cash received, $0.9 million of cash acquired from Heisei, and $64 million placed into trust) exceeded the fair value of liabilities assumed resulting in negative goodwill, which was allocated to the fair value of the long-lived assets. In accordance with SFAS No. 141, the remaining excess of $68.3 million was recognized as an extraordinary gain. The extraordinary gain principally resulted from negotiating the trust payment based on certain closure assumptions, such as timing of cash flow estimates, discount rates and escalation rates used by the state of New Mexico in early 2002, which differ from assumptions Phelps Dodge used on a viable mine basis utilizing cash flows negotiated with the state in December 2003, with the applicable discount rate and escalation rate used to fair value our then-current asset retirement obligations under SFAS No. 143. Additionally, the cash payment negotiated to cover Heisei’s one-third share of Chino’s other liabilities at the time of the agreement was negotiated on a shut-down basis and included liabilities that would only be incurred if the Chino operations were to cease. The results of operations for Chino Mines Company have been included in the consolidated financial results beginning December 19, 2003, and for the full years of 2005 and 2004.
     (Refer to Note 2, Acquisitions and Divestitures, for further discussion of this transaction.)
Working Capital
     During 2005, net working capital balances (excluding cash and cash equivalents, restricted cash and debt) increased by $122.4 million. This net increase resulted primarily from:
•	a $266.5 million increase in accounts receivable primarily due to copper receivables resulting from higher copper prices (approximately $314 million), higher molybdenum receivables resulting from higher molybdenum prices (approximately $29 million), repayment of an accounts receivable securitization program (approximately $85 million) and higher taxes receivable (approximately $53 million); partially offset by reclassification of receivable amounts to assets held for sale ($221.0 million);

•	a net increase of $250.6 million in assets held for sale and liabilities related to assets held for sale associated with the reclassification of amounts associated with the pending sale of Columbian ($159.7 million) and Magnet Wire North America ($90.9 million);

•	a $37.6 million increase in prepaid expenses and other current assets primarily due to fair value adjustments associated with derivatives (approximately $24 million), the reclassification of the current portion of long-term investments (approximately $6 million) and higher prepaid foreign income taxes (approximately $9 million); and

•	a $38.9 million increase in current deferred tax assets primarily due to reclassification from non-current deferred income taxes (approximately $48 million); partially offset by the reclassification of amounts to assets held for sale ($10.5 million); partially offset by

•	a $473.6 million increase in accounts payable and accrued expenses mostly due to (i) higher accruals for hedging and price protection programs (approximately $361 million) mostly associated with mark-to-market adjustments on copper collars, of which approximately $187 million was associated with realized 2005 copper price protection programs, (ii) higher balances for copper cathode and concentrate purchases (approximately $86 million),

(iii) net increases in asset retirement obligations (approximately $47 million) and environmental reserves (approximately $18 million) primarily resulting from the reclassification of the current portions for the acceleration of certain environmental and reclamation projects, (iv) higher accruals associated with capital spending (approximately $35 million) and (v) timing of payments (approximately $20 million); partially offset by reclassification of amounts to liabilities related to assets held for sale ($104.8 million) and lower postretirement liabilities (approximately $29 million) due to funding the VEBA trusts in December 2005; and
•	a decrease of $62.6 million in inventories primarily due to the reclassification of amounts to assets held for sale ($107.3 million); partially offset by increases due to lower molybdenum sales (approximately $38 million).
Investing Activities
     Capital expenditures and investments in subsidiaries for 2005 totaled $698.2 million, including $622.3 million for PDMC, $19.5 million for PDI, $15.8 million for other corporate-related activities and $40.6 million associated with discontinued operations. Capital expenditures and investments in subsidiaries for 2004 totaled $317.3 million, including $247.2 million for PDMC, $25.2 million for PDI, $13.9 million for other corporate-related activities and $31.0 million associated with discontinued operations. The increase in capital expenditures for 2005 primarily was due to approximately $300 million spent on the Cerro Verde expansion project in 2005 and approximately $22 million spent for our share of the construction costs for the Luna power plant.
     Capital expenditures and investments for 2006 are expected to be approximately $1.3 billion, including approximately $1.2 billion for PDMC, approximately $30 million for PDI and approximately $20 million for other corporate-related activities. Capital expenditures and investments are expected to increase primarily due to amounts we expect to spend in 2006 associated with the Cerro Verde expansion project (approximately $500 million), development of the recently approved Safford copper mine (approximately $200 million) and the construction of the concentrate-leach, direct-electrowinning facility at Morenci and restart of its concentrator (approximately $150 million). These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. In addition, the Cerro Verde expansion project will be funded by the cash proceeds received from its equity partners, project financing and internally generated funds.
Financing Activities and Liquidity
     The Company’s total debt at December 31, 2005, was $694.5 million, compared with $1,096.9 million at December 31, 2004, and $1,959.0 million at December 31, 2003. The $402.4 million net decrease in total debt during 2005 primarily was due to prepayments on principal balances and scheduled payments of senior debt (approximately $394 million) net of the $20.0 million in borrowings under the Cerro Verde debt-financing facilities. The Company’s ratio of debt to total capitalization was 9.6 percent at December 31, 2005, compared with 18.3 percent at December 31, 2004.
     The $862.1 million net decrease in total debt during 2004 primarily was attributable to prepayments on principal balances and scheduled payments of senior debt (approximately $1.1 billion), net of the March 2004 issuance of $150 million in 30-year senior notes. (Refer to Early Debt Extinguishment Costs on page 75 for further discussion of the 2004 debt prepayments.) This decrease was offset by an increase of approximately $275 million associated with the full consolidation of El Abra and Candelaria.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine. (Refer to PDMC – Other Matters on pages 70 and 71 for additional discussion of the Cerro Verde mine expansion.) Export credit agencies and commercial banks supporting the debt-financing facility are the Japan Bank for International Cooperation (JBIC), KfW banking group of Germany (KfW), Calyon New York Branch, Mizuho Corporate Bank of Japan, Scotia Capital of Canada and the Royal Bank of Scotland. The JBIC facility also includes Sumitomo Mitsui Banking Corp. and Bank of Tokyo Mitsubishi. Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company, Sumitomo and Buenaventura to pledge their respective shares of Cerro Verde.
     The financing comprises (i) a JBIC facility with two tranches totaling $247.5 million (Tranche A of $173.25 million and Tranche B of $74.25 million), (ii) a KfW facility totaling $22.5 million, and (iii) a commercial bank loan facility of $180.0 million, of which $90.0 million represents a stand-by facility intended to be replaced by the issuance of Peruvian bonds, currently planned for 2006. The financing has a maximum 10-year term, and repayment consists of 16 semi-annual installments commencing on the earlier of the March 20 or the September 20 next occurring after commencement of commercial operations or March 20, 2008. Under the JBIC and commercial bank loan facilities, interest is payable at a floating rate based on LIBOR, plus a fixed margin. Under the KfW facility, interest is payable at a variable or fixed rate, determined by Cerro Verde based on market rates at the time of drawdown. At December 31, 2005, $20.0 million was borrowed and outstanding under these facilities. Copper market conditions and internally generated cash will determine future borrowings.
     In October 2005, we retired our remaining 6.625 percent Notes ($41.1 million), then due, in their entirety.
     In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter special charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs. We estimate that this prepayment of debt will reduce our 2006 pre-tax interest expense by approximately $24 million.
     In July 2005, El Abra fully repaid subordinated debt of $34.3 million to CODELCO, its minority owner.
     In April 2005, Columbian Chemicals Korea (South Korea) retired its bank loan of $2.0 million.
     On December 14, 2005, Cerro Verde entered into a Peruvian bond indenture with an aggregate principal amount not to exceed

$250 million. The indenture has been filed for review with, and is subject to the approval of, the National Supervisory Commission of Companies and Securities of Peru. We are planning to issue bonds of up to $90 million during 2006. As of February 23, 2006, no bonds have been issued under the indenture.
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization (as defined in the agreement). At December 31, 2005, the Company met all financial covenants. At December 31, 2005, there were $73.8 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at December 31, 2005, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     Short-term debt was $14.3 million, all by our international operations, at December 31, 2005, compared with $78.8 million at December 31, 2004. The $64.5 million decrease primarily was due to a net decrease in short-term borrowings for El Abra (approximately $62 million).
     Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the quarterly dividend on its common shares in 2001. Accordingly, there were no dividends declared or paid on common shares in 2003. On June 2, 2004, the Company reinstated quarterly dividend payments at 25 cents per common share, and on June 2, 2005, the quarterly dividend payments were increased to 37.5 cents per common share. In addition, as part of the Company’s program to return $1.5 billion in capital to shareholders by the end of 2006, a special cash dividend of $5.00 per common share was paid on December 2, 2005, and a special cash dividend of $4.00 per common share is payable on March 3, 2006. Total common dividend payments were $630.7 million for 2005, and $47.5 million for 2004.
     On August 15, 2005, our Series A Mandatory Convertible Preferred Stock (Series A Stock) automatically converted into 4.2 million shares of common stock. In 2005, the Company paid quarterly dividends of $5.0625 per share of Series A Stock amounting to $10.1 million. In 2004 and 2003, the Company declared dividends of $6.75 per share of Series A Stock, or $13.5 million.
     In November 2001, the Company entered into an agreement (the Receivables Facility), which was extended for three one-year periods in December 2004, whereby it sold on a continuous basis an undivided interest in eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed PD Receivables LLC (PD Receivables), a wholly owned, special-purpose, bankruptcy-remote subsidiary. PD Receivables was formed for the sole purpose of buying and selling receivables generated by the Company and was consolidated with the operations of the Company. Under the Receivables Facility, the Company transferred certain of its trade receivables to PD Receivables. PD Receivables, in turn, sold and, subject to certain conditions, from time to time sold an undivided interest in these receivables, and was permitted to receive advances of up to $90 million for the sale of such undivided interest. During 2005, the Company repaid $85 million previously received under the Receivables Facility and on December 30, 2005, the Company terminated the program.

Contractual Obligations, Commercial Commitments and Other Items that May Affect Liquidity
     The following table summarizes Phelps Dodge’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For a discussion of environmental and closure obligations, refer to Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Contractual Obligations:
($ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$14.3	14.3	—	—	—
Long-term debt	680.2	2.5	65.7	30.2	581.8
Scheduled interest payment obligations*	982.8	52.7	97.5	93.2	739.4
Asset retirement obligations**	62.2	26.1	26.2	8.8	1.1
Take-or-pay contracts***	1,469.1	863.5	259.2	128.8	217.6
Operating lease obligations***	95.0	18.2	33.2	23.9	19.7
Mineral royalty obligations	20.0	1.9	3.8	3.6	10.7

Total contractual cash obligations****	$3,323.6	979.2	485.6	288.5	1,570.3

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at December 31, 2005, for variable rate debt.

**	Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of December 31, 2005. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of approximately $81 million that are expected to be incurred in connection with accelerating certain closure projects, which are in the Company’s discretion. (Refer to Other Items that May Affect Liquidity on pages 82 through 84 for further discussion of the Accelerated Projects.) Additionally, we have also excluded payments for reclamation activities that are expected to occur after five years that are either not estimable and/or for which the timing is not determinable because the majority of these cash flows are expected to occur over an extended period of time commencing near the end of the mine life.

***	Included in our take-or-pay contracts and operating leases are obligations of approximately $392 million and $7 million, respectively, associated with discontinued operations.

****	This table excludes certain other obligations that we have reflected in our Consolidated Balance Sheet, including: (i) estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions. For 2006, there is no minimum funding requirement for the Phelps Dodge Retirement Plan or for our U.S. pension plans for bargained employees, but we expect to provide funding of approximately $4 million for our international subsidiaries and supplemental retirement plan; and (ii) environmental obligations and contingencies for which the timing of payments is not determinable.
     The increase in our take-or-pay obligations at year-end 2005, compared with year-end 2004, primarily was due to obligations associated with the Cerro Verde mine expansion and Morenci mill restart (approximately $330 million), copper cathode contracts (approximately $279 million), petroleum-based products (approximately $227 million), and Candelaria and Cerro Verde contracted ocean freight rates (approximately $75 million).
     Our take-or-pay contracts primarily include contracts for petroleum-based feedstock for conversion into carbon black (approximately $356 million), contracts for other supplies and services (approximately $398 million), of which approximately $321 million was associated with the expansion of the Cerro Verde mine, contracts for copper cathodes and anodes for deliveries of specified volumes at market-based prices (approximately $338 million), contracts for electricity (approximately $139 million), transportation and port fee commitments (approximately $157 million), contracts for sulfuric acid for deliveries of specified volumes based on negotiated rates to El Abra and Cerro Verde (approximately $53 million), contracts for natural gas (approximately $19 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $9 million). Approximately 53 percent of our take-or-pay electricity obligations are through PDES, the legal entity used to manage power for PDMC North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant. Obligations for petroleum-based feedstock for conversion into carbon black are for specific quantities, and ultimately will be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily at Columbian’s carbon black operation in Brazil. Transportation obligations total approximately $136 million primarily for Candelaria and Cerro Verde contracted ocean freight rates and El Abra sulfuric acid freight arrangements. Columbian’s carbon black facility in the United Kingdom has port fee commitments of approximately $14 million over approximately 43 years. Our copper mine in Peru has port fee commitments of approximately $7 million over approximately 21 years.
     Office leases comprise approximately 62 percent of our operating lease commitments (excluding sublease receipts). The Company has subleased certain office space for which it expects to receive sublease payments of $3.3 million over seven years. The balance of our operating lease commitments is for vehicles, equipment and other facilities.

Commercial Commitments:
($ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$75.3	74.6	0.7	—	—
Corporate guarantees	370.0	—	—	—	370.0
Sales performance guarantees	39.4	28.4	10.9	0.1	—
Surety bonds	165.0	0.3	2.6	—	162.1
Asset pledges	27.6	27.6	—	—	—

Total commercial commitments	$677.3	130.9	14.2	0.1	532.1

     Standby letters of credit primarily were issued in support of commitments or obligations. Approximately 28 percent related to insurance programs, 44 percent related to collateral for reclamation surety bonds, and 28 percent related to environmental remediation and reclamation obligations. Approximately 99 percent of our standby letters of credit outstanding at December 31, 2005, will expire within one year and are expected to be renewed as necessary.
     We also have corporate performance guarantees in place for financial assurance requirements related to closure/reclamation/post-closure care costs primarily associated with our mining and refining operations. Approximately 91 percent of our corporate performance guarantees relate to our Chino and Tyrone mining operations, which were entered into during 2003 and 2004, respectively. (Refer to Note 21, Contingencies, for further discussion of the associated liabilities recorded in accordance with SFAS No. 143.)
     At December 31, 2005, Phelps Dodge had sales performance guarantees of $39.4 million primarily associated with our Wire and Cable segment’s bid and sales contracts.
     Phelps Dodge had surety bonds of $165.0 million at December 31, 2005, primarily related to reclamation, closure and environmental obligations ($138.1 million), self-insurance bonds primarily for workers’ compensation ($24.6 million) and miscellaneous bonds ($2.3 million). Also, we pledged land to support a $27.6 million mortgage (expires December 1, 2006) for our 50 percent-owned joint venture, Port Carteret, which is accounted for on an equity basis.
     At December 31, 2005, the Company had pledged $27.6 million of assets related to a joint venture investment.
     Generally, Phelps Dodge does not have any debt-rating triggers that would accelerate the maturity dates of its debt.
     Phelps Dodge’s credit rating could adversely affect its ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such facilities. The Company’s ability to utilize third-party guarantees for reclamation financial assurance may be adversely impacted if its credit ratings were downgraded below investment grade. The Company has the ability, provided it continues to be in compliance with the covenant requirements, to draw upon its $1.1 billion revolving credit facility prior to its commitment termination on April 20, 2010. Changes in credit ratings may affect the revolving credit facility fee and the costs of borrowings under that facility, but credit ratings do not impact the availability of the facility.
Other Items that May Affect Liquidity
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split will be effected in the form of a 100 percent stock dividend and will increase the number of shares outstanding to approximately 203.2 million from approximately 101.6 million. Common shareholders of record at the close of business on February 17, 2006, will receive one additional share of common stock for every share they own as of that date. The additional shares will be distributed on March 10, 2006. The Company’s common stock will begin trading at its post-split price at the beginning of trading on March 13, 2006. (Refer to Note 24, Stock Split, for further discussion.)
     On October 20, 2005, the Company’s board of directors approved a program to return $1.5 billion in capital to shareholders by the end of 2006, to be implemented in several stages. As part of this program, the board declared special cash dividends of $5.00 per common share, or approximately $500 million, which was paid to shareholders on December 2, 2005, and $4.00 per common share, or approximately $406 million, which is payable on March 3, 2006, to common shareholders of record at the close of business on February 14, 2006. Based on the Company’s current balance sheet, its view of 2006 and overall world economic conditions, the board also approved a share repurchase program. The Company, however, may issue additional special dividends in lieu of share repurchases. The timing, form and amounts of additional distributions during 2006 will depend upon market conditions and other factors.
     On December 6, 2005, the Phelps Dodge board of directors approved establishing two trusts, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts are being established in connection with certain employee benefit plans sponsored by Phelps Dodge and are intended to constitute VEBA trusts under section 501(c)(9) of the Internal Revenue Code. The trusts will help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. The trusts will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. On December 21, 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations.
     Additionally, on December 6, 2005, the Phelps Dodge board of directors approved establishing a trust dedicated to help fund the Company’s global environmental reclamation and remediation activities. On December 22, 2005, the Company made an initial cash contribution of $100 million to this trust and expects to contribute an additional $300 million in the 2006 first quarter.

     On July 13, 2005, the Company made a cash contribution of $250 million to the Phelps Dodge Retirement Plan and U.S. pension plan for bargained employees. As a result, the entire projected benefit obligation for those plans was funded at year-end 2005. We do not anticipate any further appreciable funding requirements for these plans through 2008.
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
     On March 24, 2005, Moody’s Investors Service upgraded Phelps Dodge’s senior unsecured ratings to Baa2 (stable outlook) from Baa3 (stable outlook).
     On February 9, 2005, Standard and Poor’s Rating Services (S&P) revised Phelps Dodge’s senior unsecured debt rating from BBB- (positive outlook) to BBB (positive outlook). On October 27, 2005, S&P revised the Company’s outlook to stable from positive.
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
     For New Mexico, financial assurance may be provided in several forms, including third-party performance guarantees, collateral bonds, surety bonds, letters of credit and trust funds. Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for a portion of the financial assurance required for Chino, Tyrone and Cobre. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. If the Company’s bond rating falls below investment grade, unless a different financial soundness test is met, the New Mexico mining operations having a performance guarantee for a portion of their financial assurance would be required to supply financial assurance in another form.
     The cost of surety bonds (the traditional source of financial assurance) has increased significantly in recent years. Also, many surety companies are now requiring an increased level of collateral supporting the bonds. If surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
     The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed twice a year by an independent, third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. (Refer to Note 21, Contingencies, for further discussion of insurance.)
     On June 16, 2005, the Chilean government instituted a progressive tax rate on the operational margin generated from mining activities in Chile (5 percent for companies, including our El Abra and Candelaria subsidiaries, whose annual sales exceed 50,000 metric tons of copper). This law is effective January 1, 2006, and upon review of the final regulations, El Abra and Candelaria have opted to elect the special incentives provided by law. The special incentives include (i) a reduction in the Mining Tax rate from 5 percent to 4 percent for a 12-year period and a guarantee that there will be no changes in other mining-related taxes, including the mining license fee, (ii) a tax credit equal to 50 percent of the Mining Tax during 2006 and 2007, and (iii) the use of accelerated depreciation in determining the Mining Tax and remittance of tax dividends through 2007. In addition, both El Abra and Candelaria will be required to disclose certain financial information, including audited financial statements to the Chilean Securities and Insurance Commission.
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
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment or up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four year period from 2004 through 2007, which could be extended, at the discretion of the Mining

Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. During 2005, Cerro Verde spent approximately $300 million on the sulfide expansion project, generating a total benefit of approximately $88 million. Based on Cerro Verde’s 2005 qualified earnings of approximately $153 million, a current benefit of approximately $46 million was recorded, with the remainder of approximately $42 million recorded as a deferred tax asset.
     On August 15, 2005, our Series A Stock automatically converted, at the rate of 2.083 common shares per share of Series A Stock, into 4.2 million shares of common stock. The conversion rate was based on the average closing market price for the 20 consecutive trading days ending with the third trading day immediately preceding the conversion date. Each share of Series A Stock was non-voting and entitled to an annual dividend of $6.75, paid quarterly.
     During the 2005 third quarter, the Company finalized a year-long process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The increased spending was prioritized based on projects where we have regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations (Accelerated Projects). For the years 2001 to 2003, environmental reserve and asset retirement obligation payments averaged approximately $28 million per year. In 2004 and 2005, they were approximately $101 million and $117 million, respectively. The increase in spending in 2004 was due to a large settlement at our Yonkers, New York, site and work conducted to satisfy permit modifications related to our Tyrone mine in New Mexico. The increase in spending in 2005 reflected the initial work associated with the Accelerated Projects, as discussed above. Our current plan is to spend, including capital, an average of approximately $150 million per year for 2006 and 2007.
     Health-care costs continue to escalate at 10 to 15 percent annually. This is a burden that companies like Phelps Dodge cannot sustain over the long term. Phelps Dodge has continued to implement management tools to mitigate the impact of the increasing medical trend rate; nonetheless, this medical cost trend may have an adverse impact on the Company.
     Our earnings and cash flows primarily are determined by the results of our copper and molybdenum mining business. Based on expected 2006 annual consolidated production of approximately 2.5 billion to 2.6 billion pounds of copper, each 1 cent per pound change in the average annual copper price (or in the average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests of approximately $26 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. We have taken steps intended to improve our costs and operating income. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.
     Based on our expected 2006 molybdenum production of approximately 64 million pounds and the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $45 million.
     Consumption of copper is dependent on general economic conditions and expectations. Although copper consumption has improved, it is not assured that underlying drivers of consumption will be sustained in 2006. Should copper and molybdenum prices and costs approximate 2005 realizations, the Company would project earnings in 2006 of a similar magnitude to those realized in 2005. In that circumstance, 2006 cash flow from operations, existing cash balances and other sources of cash would be expected to significantly exceed current projected 2006 capital expenditures and investments, and debt payment obligations. (Refer to Risk Factors on pages 33 through 36.)
Hedging Programs
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The market sensitivity analyses shown in our derivative programs are calculated based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at year end. Effective January 1, 2001, we adopted SFAS No. 133, (as amended by SFAS Nos. 137 and 149) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income.
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
     During 2005, 2004 and 2003, we had hedge programs in place for approximately 492 million, 381 million and 339 million pounds of copper sales, respectively. All realized gains or losses from hedge transactions were substantially offset by a similar amount of loss or gain on the related customer sales contracts at maturity. At December 31, 2005, we had copper futures and swaps contracts outstanding for approximately 85 million pounds of copper sales maturing through December 2006.

     At December 31, 2005, we prepared an analysis to determine the sensitivity of our copper futures contracts to changes in copper prices. If copper prices had dropped a hypothetical 10 percent at the end of 2005, we would have had a net loss from our copper futures contracts of approximately $18 million. All realized losses would be substantially offset by a similar amount of gain on the related customer sales.
Copper Price Protection Programs. Phelps Dodge entered into programs to protect a portion of its expected global copper production by purchasing zero-premium copper collars (consisting both of put and call options) and copper put options. The copper collars and put options are settled on an average LME pricing basis for their respective hedge periods. For 2005 and 2006, the copper collar put options are based on monthly settlements. For 2007, the copper collar put options are based on annual settlements. The copper collar call options are settled annually. The copper put options are settled monthly for 2006, and annually for 2007. The Company entered into these programs as insurance to help ameliorate the effects of copper price decreases. None of these programs qualifies for hedge accounting treatment under SFAS No. 133; accordingly, all fair value adjustments are recognized in earnings each period. The actual impact of our 2006 and 2007 zero-premium copper collar programs will not be fully determinable until the maturity of the collars at each respective year-end.
     During the 2005 fourth quarter, the Company determined that it had incorrectly accounted for the time-value component of put and call options contained in its various price protection programs but that the related impacts were immaterial to the consolidated financial statements both for 2004 and 2005, as well as for the interim periods within those years. The cumulative impact of the unrecorded amounts was a $39.2 million charge as of September 30, 2005 ($29.6 million after-tax) which was recorded during the 2005 fourth quarter. This amount consisted of a pre-tax charge of $48.0 million relating to 2004 and a pre-tax credit of $8.8 million relating to the first nine months of 2005. At December 31, 2005, the time-value amount remaining of the above-mentioned put and call options, totaled $13.3 million.
     At December 31, 2005, we had a total of 2.3 billion pounds of PDMC’s expected 2006 and 2007 copper sales protected. (Refer to page 57 for tables that provide a summary of PDMC and El Abra’s zero-premium copper collar and copper put option programs for 2005, 2006 and 2007.)
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our copper price protection contracts to changes in market prices. If market prices had increased a hypothetical 10 percent at the end of 2005, we would have recognized a reduction in net income of approximately $124 million from our copper option contracts.
Copper COMEX-LME Arbitrage Program. A portion of the copper cathode consumed by our North American rod mills to make copper products are purchased using the monthly average LME copper price. North American refined copper products are sold using the monthly average COMEX copper price in the month of shipment. As a result, domestic rod mill purchases of LME priced copper are subject to price risk between the LME purchase price and the COMEX sales price. From time to time, we may transact copper swaps to protect the COMEX-LME price differential for LME-priced copper cathodes purchased for sale in the North American market. Our COMEX-LME arbitrage program began in 2004. During 2005, we converted approximately 155 million pounds of LME-priced copper cathode purchases to a COMEX price basis. At December 31, 2005, we had outstanding copper swap contracts to convert approximately 36 million pounds of 2006 LME-priced copper cathode purchases to a COMEX-price basis for sale in the North American market through the use of copper swaps maturing through March 2006.
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our COMEX-LME copper arbitrage contracts to changes in market prices. If the COMEX-LME arbitrage market prices had increased a hypothetical 10 percent at the end of 2005, we would have had a negligible net loss from our contracts. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying copper purchases.
Metal Purchase Hedging. Our international wire and cable operations may enter into metal (aluminum, copper and lead) swap contracts to hedge our raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of the raw material used in fixed-price cable sold to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net raw material LME price consistent with that agreed to with our customers. During 2005, 2004 and 2003, we had settled metal hedge swaps in place for approximately 33 million, 23 million and 26 million pounds of metal sales, respectively. At December 31, 2005, we had outstanding swaps on 38 million pounds of metal purchases maturing through August 2006.
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our metal swap contracts to changes in market prices. If market prices had dropped a hypothetical 10 percent at the end of 2005, we would have had a net loss from our swap contracts of approximately $4 million. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying metal purchases.
Gold and Silver Price Protection Program. Our 80 percent partnership interest in Candelaria in Chile produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold and silver. In 2003, we entered into zero-premium gold collars and added zero-premium silver collars in 2004. The zero-premium collars allow for the simultaneous purchase of a put option and sale of a call option (collar), to protect a portion of our precious metals selling prices. The program protects our exposure to reduced selling prices while retaining the ability to participate in some price increases and is settled on an average pricing basis for their respective hedge periods.
     During 2005, 2004 and 2003, we settled gold collars protecting 97,000, 108,000 and 38,000 ounces of gold included in copper concentrate sales, respectively. Our zero-premium gold collars consist of monthly put options and annual call options. The gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2005, we had outstanding collar contracts in place to hedge approximately 116,000 ounces of gold included in copper concentrate sales maturing through December 2006.

     During 2005, we settled silver collars protecting 660,000 ounces of silver included in copper concentrate sales. Our zero-premium silver collars consist of monthly put options and annual call options. At December 31, 2005, we had outstanding collar contracts in place to hedge approximately 1.2 million ounces of silver included in copper concentrate sales maturing through December 2006.
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our zero-premium gold and silver collars to changes in gold and silver prices. If gold and silver prices had increased a hypothetical 10 percent at the end of 2005, we would have had a net loss of approximately $5 million for our gold collars and a negligible net loss for our silver collars. All realized losses from these protection programs would be substantially offset by a similar amount of gain on the related concentrate sales.
Copper Quotational Period Swap Program. The copper content in Candelaria’s copper concentrate is sold at the monthly average LME copper price, generally from one to three months after the month of arrival at the customer’s facility. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month of shipment average LME copper price. Our copper quotational period swap program began in 2003. During 2005, 2004 and 2003, we settled copper swaps totaling approximately 448 million, 159 million and 14 million pounds, respectively, of copper sales with a pricing month other than the month of shipment. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2005, we had outstanding copper swap contracts in place to hedge approximately 92 million pounds of copper sales maturing through March 2006. As of January 30, 2006, we had in place copper swap contracts for approximately 91 percent of Candelaria’s provisionally priced copper sales outstanding at December 31, 2005, at an average of $1.937 per pound. This program is expected to ameliorate the volatility that provisional priced copper sales could have on our revenues.
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our copper quotational period swap contracts to changes in copper prices. If copper prices had increased a hypothetical 10 percent at the end of 2005, we would have had a net loss from our copper swap contracts of approximately $19 million. All realized losses would be substantially offset by a similar amount of gain on the copper sales contracts.
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
     During 2005, 2004 and 2003, we had 61 million, 56 million and 31 million gallons of diesel fuel purchases hedged, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying diesel fuel purchases. At December 31, 2005, we had outstanding diesel fuel option contracts in place to hedge approximately 14 million gallons of diesel fuel consumption maturing through March 2006.
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our diesel fuel option contracts to changes in diesel fuel prices. If diesel fuel prices had dropped a hypothetical 10 percent at the end of 2005, we would have recognized a reduction in net income of approximately $1 million from our diesel fuel option contracts.
     Our natural gas price protection program, which started in 2001, had approximately 7.3 million, 7.6 million and 6.0 million decatherms of natural gas purchases hedged with natural gas options in 2005, 2004 and 2003, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying energy purchases. At December 31, 2005, we did not have any outstanding natural gas option contracts in place.
Feedstock Oil Price Protection Program. Columbian purchases significant quantities of feedstock oil (a by-product of the petroleum refining process) that is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for Columbian discontinued operations. The objective of the feedstock oil price protection program, which began in 2002, is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To reduce Columbian’s exposure to feedstock oil price risk, it purchases OTM call options that allow it to cap the commodity purchase cost at the strike price of the option while allowing it the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Upon the closing of the sale of Columbian, we do not expect any further participation in the feedstock oil price protection program.
     In 2005, we did not enter into any feedstock oil price protection program contracts. During 2004 and 2003, we had feedstock oil hedges in place for approximately 0.9 million and 0.9 million barrels of feedstock oil purchases, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying feedstock purchases. At December 31, 2005, we did not have any outstanding feedstock oil option contracts in place.
Interest Rate Hedging. Our interest rate hedge programs consisted both of floating-to-fixed and fixed-to-floating interest rate swaps. The purpose of these hedges is both to reduce the variability in interest payments as well as protect against significant fluctuations in the fair value of our debt. In June 2004, as a result of the Company’s full prepayment of Candelaria’s senior debt, it also unwound associated floating-to-fixed interest rate swaps. At December 31, 2005, we did not have any interest rate swap programs in place.

     In May 2003, the Company terminated $375 million of fixed-to-floating interest rate swaps associated with corporate debt. We received cash proceeds of $35.9 million from the terminated swaps; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method.
Foreign Currency Hedging. As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions for which we have a firm legal obligation or when anticipated transactions are likely to occur by entering into currency swaps or forward exchange contracts to lock in or minimize the effects of fluctuations in exchange and interest rates. Our foreign currency protection programs consist of forward exchange contracts to protect the functional currencies of our international subsidiaries, which included exposures to the British pound, Euro and U.S. dollar. At December 31, 2005, we had a currency swap and forward exchange contracts outstanding for $81 million maturing through October 2006.
     At December 31, 2005, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical negative exchange rate movement of 10 percent would have resulted in a potential loss of approximately $9 million. The loss would have been virtually offset by a gain on the related underlying transactions.
Environmental Matters
     Phelps Dodge is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including injuries to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.
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
     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $367.9 million and $303.6 million were recorded as of December 31, 2005 and 2004, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $285.6 million and $239.5 million at December 31, 2005 and 2004, respectively.
     The following table summarizes environmental reserve activities for the years ended December 31:
($ in millions)

	2005	2004	2003

Balance, beginning of year	$303.6	317.2	305.9
Additions to reserves	116.0	63.6	54.6
Reductions in reserve estimates	(2.6)	(4.7)	(12.7)
Spending against reserves	(49.1)	(72.5)	(24.1)
Reclassification to asset retirement obligations*	—	—	(6.5)

Balance, end of year	$367.9	303.6	317.2

*	Upon adoption of SFAS No. 143, reserves for certain matters ($6.5 million) required by reclamation rules or laws were reclassified to asset retirement obligations (previously classified as environmental reserves).
     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona, where approximately $108 million remained in the environmental reserve at December 31, 2005. Phelps Dodge Miami, Inc. and the other members of the Pinal Creek Group (PCG) settled their contribution claims against one defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, is scheduled for October 30, 2006, subject to approval by the trial judge.
     The sites with the most significant reserve changes during 2005 were the Anniston Lead and PCB sites located in Anniston, Alabama, and the Laurel Hill site in Maspeth, New York. Phelps Dodge Industries, Inc. (PDII) has been identified by the EPA as a PRP at both sites. The Anniston Lead site consists of lead contamination originating from historical industrial operations in and about Anniston; the Anniston PCB site consists of PCB contamination originating primarily from historical PCB manufacturing operations in Anniston. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDII, along with 10 other parties identified by EPA as PRPs, agreed to conduct a non-time-critical removal action at certain residential properties identified to have lead and PCB contamination above certain thresholds. While PDII and the other parties to the Settlement Agreement have some responsibility to address residential PCB contamination, that responsibility is limited, with EPA characterizing PDII and the parties to the Settlement Agreement as de minimus PRPs. The Settlement Agreement was subject to public comment, which ended on October 11, 2005. Upon EPA’s issuance of response to public comment, the Settlement Agreement became final on January 17, 2006. PDII and the other PRPs have entered into an interim cost-sharing agreement that assigns PDII approximately one-eighth of the costs to be incurred under the Settlement Agreement. During the 2005 third quarter, PDII increased its reserve by approximately $20 million to a total reserve of approximately $27 million at December 31, 2005, which covers remedial costs, PRP group settlement costs, and legal and consulting costs.
     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD in 2006.
     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is currently scheduled to submit to the NYSDEC in 2006 its remedial investigation report and its remedial feasibility report. The Company is currently engaged in settlement discussions with the NYSDEC concerning the types of remedial actions in the feasibility study that would be acceptable to the agency. Based on the types of remedial actions being discussed and associated transactional costs, the environmental reserve was increased to approximately $20 million in December 2005. The amount encompasses ongoing consulting and legal costs to complete the required studies and assess contributions from other potential parties plus remedial action costs for impacted sediments associated with the Laurel Hill site.
     At December 31, 2005, the cost range for reasonably possible outcomes for all reservable environmental remediation sites (including Pinal Creek’s estimate of approximately $104 million to $211 million) was estimated from approximately $329 million to $642 million (of which $367.9 million has been reserved).
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2005, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was estimated to be from approximately $2 million to approximately $14 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years. (Refer to Note 21, Contingencies, for additional information on significant environmental matters.)
Asset Retirement Obligations
     We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. In addition, with the adoption of FIN 47, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire its tangible long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.

     The following tables summarize the ARO and ARC activities for the years ended December 31:
Asset Retirement Obligations
($ in millions)

	2005	2004	2003

Balance, beginning of year	$275.2	225.3	138.6
Liability recorded upon adoption of SFAS No. 143*	—	—	10.4
Liability recorded upon adoption of FIN 47**	17.9	—	—
Additional liabilities from fully consolidating El Abra and Candelaria**	—	5.6	—
New liabilities during the period	1.5	1.8	16.8
Accretion expense	22.8	19.6	14.7
Payments	(39.2)	(28.9)	(1.8)
Revisions in estimated cash flows	127.0	51.6	46.4
Foreign currency translation adjustments	(0.6)	0.2	0.2
Transfer to long-term liabilities related to assets held for sale	(6.2)	—	—

Balance, end of year	$398.4	275.2	225.3

*	Amount includes $7.9 million of reclassifications from environmental reserves ($6.5 million) and other liabilities ($1.4 million). Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

**	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.
Asset Retirement Costs
($ in millions)

	2005	2004	2003

Gross balance, beginning of year	$196.3	138.9	—
Asset recorded upon adoption of SFAS No. 143*	—	—	91.5
Asset recorded upon adoption of FIN 47*	8.4	—	—
Additional assets from fully consolidating El Abra and Candelaria*	—	3.8	—
New assets during the period	1.5	1.8	1.0
Revisions in estimated cash flows	127.0	51.6	46.4
Impairment of assets	(129.7)	—	—
Foreign currency translation adjustments	(0.4)	0.2	—
Transfer to long-term assets held for sale	(3.9)	—	—

Gross balance, end of year	199.2	196.3	138.9
Less accumulated depreciation, depletion and amortization **	(86.4)	(71.2)	(60.7)

Net balance, end of year	$112.8	125.1	78.2

*	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

**	In 2005, accumulated depreciation, depletion and amortization included adjustments for the adoption of FIN 47 ($4.0 million) and the transfer to long-term assets held for sale ($2.0 million); in 2004, adjustments included $1.4 million from fully consolidating El Abra and Candelaria.
     During 2005, we revised our cash flow estimates and timing by $127.0 million, which primarily comprised changes at our Tyrone and Chino mines ($107.0 million, discounted) based on the following: (i) in March 2005, Tyrone received a permit modification from the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department to adjust the timing of reclamation activities for an inactive portion of the tailing operations. In addition, Tyrone obtained new cost estimates to perform the closure activities, (ii) Tyrone also accelerated timing of closure activities for stockpile and tailing work, and changed the scope of reclamation work for certain stockpiles to coincide with a change in life-of-mine plan assumptions, and (iii) Chino changed the timing of its cash flow estimates to coincide with a change in life-of-mine plan assumptions.
     Additionally, in 2005, we revised our cash flow estimates and timing at the El Abra and Candelaria mines ($7.7 million, discounted) as a result of completing our comprehensive review of the requirements and associated cost estimates to comply with the modified mining safety regulation published by the Chilean Ministry of Mining.
     In the 2005 second quarter, Tyrone and Cobre mines recorded impairments of ARCs of $124.5 million and $5.2 million, respectively. (Refer to Note 4, Special Items and Provisions, for additional discussion.)
     In December 2005, the Company’s board of directors approved establishing a trust dedicated to help fund our global environmental reclamation and remediation activities. The Company made an initial cash contribution of $100 million on December 22, 2005, and expects to contribute an additional $300 million in the 2006 first quarter. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At December 31, 2005 and 2004, the fair value of the trust assets was approximately $191 million and $85 million, respectively, of which approximately $91 million and $85 million, respectively, were legally restricted.
     During 2004, we revised our cash flow estimates by $51.6 million, which primarily comprised changes at our Tyrone and Chino mines ($43.6 million, discounted) based on the following: (i) Tyrone’s permit revision issued on April 12, 2004, by MMD that provided conditions for approval of Tyrone’s closure plan and established the financial assurance amount, (ii) updating Tyrone’s estimates for actual closure expenses incurred in 2004, and (iii) ongoing discussions with the New Mexico Environmental Department (NMED) and MMD requiring us to now perform activities substantially different in scope to fulfill certain permit requirements for the tailing and stockpile studies and the acceleration of closure expenditures associated with our current life of mine plans at both Tyrone and Chino.
     During 2003, we revised our cash flow estimates by $46.4 million, which primarily comprised changes at our Chino and Tyrone mines ($43.9 million, discounted) based on an agreement reached in May 2003 with the NMED and MMD for the financial assurance requirements as part of the closure plans related to the operations at Chino, Cobre and Tyrone. In September 2003, this agreement was finalized with NMED and MMD. In December 2003, MMD approved Chino’s closeout plan and Phelps Dodge tentatively finalized the closure project listing and cash flow estimates for the accelerated reclamation as described in the September 2003 finalized agreement (refer to discussion below).
     Additionally, during 2003 we recognized new liabilities of $16.8 million, of which $15.8 million was associated with our acquisition of Heisei’s one-third interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)
     We have estimated that our share of the total cost of AROs, including anticipated future disturbances, for the year ended December 31, 2005, aggregated approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
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
     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. In 2005, ADEQ amended the financial assurance requirements under the APP regulations. As a result of the amendments, facilities covered by APPs may have to provide additional financial assurance demonstrations or mechanisms for closure and post-closure costs.
     We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. Permits for most of these other properties and facilities likely will be issued by ADEQ during 2006. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate costs associated with those requirements. For instance, at our Sierrita and Copper Queen properties, ADEQ has proposed detailed requirements to protect public drinking water sources with respect to non-hazardous substances, such as sulfate. We are likely to continue to have to make expenditures to comply with the APP program.
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
     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent. Under the amended APP regulations, Phelps Dodge may provide guarantees for the financial assurance obligations of its subsidiaries.
     At December 31, 2005 and 2004, we had accrued closure costs of approximately $68 million and $48 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $104 million. If the Company’s bond ratings fall below investment grade, and if it could not meet the alternative financial strength test that is independent of debt ratings, the Arizona mining operations would be required to supply financial assurance in another form.
     Cyprus Tohono is subject to environmental compliance, closure and reclamation requirements under its leases with the Tohono O’odham Nation and Mine Plans of Operations. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the lease. Cyprus Tohono is currently evaluating its closure and reclamation requirements in order to update its financial assurance in 2006.
     (Refer to Note 21, Contingencies, for additional information on significant Arizona Environmental and Reclamation Programs.)
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino, Tyrone, Cobre and Hidalgo, each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environmental Department (NMED) has required each of these operations to submit closure plans for approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.
     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the MMD of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.
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
     The Company’s cost estimates to perform the work itself (internal costs basis) generally are lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses.
     At December 31, 2005 and 2004, we had accrued closure costs of approximately $263 million and $162 million, respectively, for our New Mexico operations.
     (Refer to Note 21, Contingencies, for additional information on significant New Mexico Environmental and Reclamation Programs.)
Significant Colorado Reclamation Programs
     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $28.5 million, respectively, for Climax and Henderson. The Climax financial assurance comprises a single surety bond in the amount of $52.4 million. The Henderson financial assurance comprises $18.2 million in collateralized Climax Molybdenum water rights, a $10.1 million surety bond and a letter of credit in the amount of $0.2 million. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. In 2005, PD finalized Henderson’s reclamation plan and related financial assurance with the Colorado Division of Minerals and Geology, which resulted in a revision to our ARO estimates. At December 31, 2005 and 2004, we had accrued closure costs of approximately $24 million and $20 million, respectively, for our Colorado operations.
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
     In accordance with the new regulation, Cerro Verde is required to submit a closure plan before August 15, 2006. Cerro Verde is currently in the process of reviewing the technical requirements and revising its cost estimates for both its existing operations and the sulfide expansion project to comply with the regulation. It is also in the process of determining its financial assurance obligations associated with the new regulation. At both December 31, 2005 and 2004, Cerro Verde had accrued closure costs of approximately $5 million, which were based on the requirements set forth in the environmental permits. Upon completion of its review, Cerro Verde’s ARO estimates will be updated.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. (Refer to Note 21, Contingencies, for further discussion.) ARO estimates may require further revision if new interpretations or additional technical guidance is published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At December 31, 2005 and 2004, we had accrued closure costs of approximately $20 million and $14 million, respectively, for our Chilean operations.
Other
     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.6 million.
     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past few years, and many surety companies now are requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.
     Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2003 and again in late 2005, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation was introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.
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
     We also are subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions. These laws include the Occupational Safety and Health Act of 1970 and the Mine Safety and Health Act of 1977. Present and proposed regulations govern worker exposure to a number of substances and conditions present in work environments. These include dust, mist, fumes, heat and noise. We are making, and will continue to make, expenditures to comply with health and safety laws and regulations.
     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our operations will total approximately $86 million and $31 million in 2006 and 2007, respectively, including approximately $80 million and $30 million, respectively, associated with our mining operations. Approximately $52 million was spent on such programs in 2005, including approximately $42 million associated with our mining operations. The increase in environmental capital expenditures for 2006 is primarily due to higher spending associated with accelerated reclamation projects in Arizona and New Mexico, as well as for air and water quality projects. We also anticipate making significant capital and other expenditures beyond 2007 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material.
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
Other Matters
New Accounting Pronouncements
     In November 2005, FASB issued FASB Staff Position (FSP) FAS 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect this FSP to have a material impact on its financial reporting and disclosures.
     In September 2005, FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus concluded that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another. The EITF also reached a consensus that nonmonetary exchanges of inventory within the same business should be recognized at fair value. The consensus reached on EITF Issue No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in reporting periods beginning after March 15, 2006. The Company does not expect this Issue will have a material impact on its financial reporting and disclosures.
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
     In March 2005, FASB ratified the consensus reached by EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry.” The consensus reached provides that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. The consensus reached on EITF Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005. We have evaluated EITF Issue No. 04-6 and determined that its adoption will not have a material impact on our financial reporting and disclosures.
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize in their financial statements the cost of employee services received in exchange for equity instruments issued, and liabilities incurred to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than for interim periods, beginning after June 15, 2005, and it is now effective for fiscal years ending after June 15, 2005. We have evaluated SFAS No. 123-R and determined that adoption of the Statement, effective January 1, 2006, will not have a material impact on our financial reporting and disclosures. Upon adoption of this Statement, the modified prospective application will be utilized to account for share-based payment transactions.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our financial reporting and disclosures.
     In December 2004, FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 7, Income Taxes, for further discussion of the impact of the Act.)
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material impact on our financial reporting and disclosures.
     (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion of New Accounting Pronouncements.)
CAPITAL OUTLAYS
     Capital outlays in the following table exclude capitalized interest and investments in subsidiaries.
($ in millions)

	2005*	2004*	2003*

PDMC:
Copper — United States	$231.4	168.7	58.8
Copper — South America	352.1	49.0	11.1
Primary Molybdenum	27.3	16.0	13.4

	610.8	233.7	83.3

PDI:
Specialty Chemicals — Discontinued Operations	40.4	31.0	23.9
Wire and Cable	19.5	25.2	17.1

	59.9	56.2	41.0

Corporate and Other	15.3	13.7	27.1

	$686.0	303.6	151.4

*	2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).
INFLATION
     The principal impact of general inflation upon our financial results has been on cost of copper production, especially supply costs, at our mining and industrial operations, and medical costs. It is important to note, however, that there is generally no correlation between the selling price of our principal product, copper, and the rate of inflation or deflation.
DIVIDENDS AND MARKET PRICE RANGES
     The principal market for our common stock is the New York Stock Exchange. At February 17, 2006, there were 15,913 holders of record of our common shares. Due to economic conditions and continuing unsatisfactory copper prices, the Company eliminated the quarterly dividend on its common shares in 2001. Accordingly, there were no dividends declared or paid on common shares in 2003. On June 2, 2004, the Company reinstated quarterly dividend payments of 25 cents per common share, and on June 2, 2005, the quarterly dividend payments were increased to 37.5 cents per common share. In addition, as part of the Company’s program to return $1.5 billion in capital to shareholders by the end of 2006, a special cash dividend of $5.00 per common share was paid on December 2, 2005. Total common dividend payments were $630.7 million in 2005 and $47.5 million in 2004.
     On February 1, 2006, the Company declared a regular quarterly dividend of 37.5 cents per share on common shares, which is payable on March 3, 2006, to common shareholders of record at the close of business on February 14, 2006. In addition, as part of the Company’s program to return $1.5 billion to shareholders by the end of 2006, the Company’s board of directors declared a special cash dividend of $4.00 per common share, which is payable on March 3, 2006, to common shareholders of record at the close of business on February 14, 2006.
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split will be effected in the form of a 100 percent stock dividend and will increase the number of shares outstanding to approximately 203.2 million from approximately 101.6 million. Common shareholders of record at the close of business on February 17, 2006, will receive one additional share of common stock for every share they own as of that date. The additional shares will be distributed on March 10, 2006. The Company’s common stock will begin trading at its post-split price at the beginning of trading on March 13, 2006.
     In 2005, the Company paid dividends of $5.0625 per share of Series A Stock amounting to $10.1 million. On August 15, 2005, our Series A Stock automatically converted into 4.2 million shares of common stock. The Company paid dividends of $6.75 per share of Series A Stock amounting to $13.5 million in both 2004 and 2003. Additional information required for this item is provided in the Quarterly Financial Data table.
QUARTERLY FINANCIAL DATA
($ in millions except per common share amounts)

Quarter	First	Second	Third	Fourth

2005
Sales and other operating revenues	$1,886.5	1,966.0	2,179.0	2,255.6
Operating income	535.8	164.8	560.3	504.0
Operating income before special items and provisions	534.9	602.0	605.3	545.8
Minority interests in consolidated subsidiaries	(26.6)	(38.3)	(51.6)	(73.9)
Income from continuing operations before cumulative effect of accounting change	377.4	675.1	360.1	171.3
Income (loss) from discontinued operations	9.3	7.2	6.0	(39.9)
Net income	386.7	682.3	366.1	121.3
Income from continuing operations, excluding special items and provisions (after taxes)	377.3	449.3	435.9	322.8
Basic earnings per common share from continuing operations before cumulative effect of accounting change	3.91	6.98	3.65	1.70
Basic earnings (loss) per common share from discontinued operations	0.09	0.08	0.06	(0.40)
Basic earnings per common share	4.00	7.06	3.71	1.20
Diluted earnings per common share from continuing operations before cumulative effect of accounting change	3.74	6.68	3.55	1.69
Diluted earnings (loss) per common share from discontinued operations	0.09	0.07	0.06	(0.40)
Diluted earnings per common share	3.83	6.75	3.61	1.19
Stock prices*
High	109.12	103.44	132.45	149.25
Low	90.02	78.20	91.75	114.20
Close	101.73	92.50	129.93	143.87

*	As reported in the Wall Street Journal.
     The 2005 first quarter income from continuing operations included after-tax, net special gains of $0.1 million, with no impact on per common share amounts, primarily due to historical legal matters and wire and cable’s restructuring programs. Net special gains were offset by net charges associated with environmental provisions and for U.S. taxes incurred with respect to dividends received from Cerro Verde.
     The 2005 second quarter income from continuing operations included after-tax, net special gains of $225.8 million, or $2.23 per common share, primarily associated with the gain on the sale of our SPCC cost-basis investment, a change in interest gain from Cerro Verde stock issuance and historical legal matters. Net special gains were offset by net charges due to asset impairment charges, environmental provisions, wire and cable’s restructuring programs and for U.S. taxes incurred with respect to dividends received from Cerro Verde.
     The 2005 third quarter income from continuing operations included after-tax, net special charges of $75.8 million, or 75 cents per common share, primarily due to early debt extinguishment costs, environmental provisions and asset impairment charges. Net special charges were offset by net gains associated with wire and cable’s restructuring programs and historical legal matters.

     The 2005 fourth quarter income from continuing operations included after-tax, net special charges of $151.5 million, or $1.49 per common share, primarily due to taxes associated with foreign dividends, taxes on unremitted foreign earnings and taxes provided for our minimum pension liability, environmental provisions, a cumulative effect of accounting change, asset impairment charges and transaction and employee-related costs associated with the sale of our North American magnet wire assets. Net special charges were partially offset by net gains associated with a tax benefit associated with the reversal of PD Brazil and U.S. deferred tax asset valuation allowances, the sale of non-core real estate and the change in interest gain from Ojos del Salado stock issuance.
($ in millions except per common share amounts)

Quarter	First	Second	Third	Fourth

2004
Sales and other operating revenues	$1,433.1	1,485.7	1,675.4	1,821.0
Operating income	303.6	338.8	400.1	432.4
Operating income before special items and provisions	310.4	327.3	411.2	487.6
Minority interests in consolidated subsidiaries	(63.5)	(41.6)	(43.4)	(52.6)
Income from continuing operations	176.7	213.8	288.6	344.5
Income (loss) from discontinued operations	9.0	12.8	4.3	(3.4)
Net income	185.7	226.6	292.9	341.1
Income from continuing operations excluding special items and provisions (after taxes)	187.1	229.8	289.5	363.1
Basic earnings per common share from continuing operations	1.89	2.26	3.04	3.58
Basic earnings (loss) per common share from discontinued operations	0.10	0.14	0.05	(0.03)
Basic earnings per common share	1.99	2.40	3.09	3.55
Diluted earnings per common share from continuing operations	1.81	2.17	2.90	3.43
Diluted earnings (loss) per common share from discontinued operations	0.09	0.13	0.05	(0.03)
Diluted earnings per common share	1.90	2.30	2.95	3.40
Stock prices*
High	90.52	84.80	93.73	101.55
Low	70.86	59.80	69.80	80.52
Close	81.66	77.51	92.03	98.92

*	As reported in the Wall Street Journal.
     The 2004 first quarter income from continuing operations included after-tax, net special charges of $10.4 million, or 11 cents per common share, primarily related to early debt extinguishment costs, environmental provisions, the write-down of a cost-basis investment, costs associated with wire and cable restructuring programs and interest expense related to the Texas franchise tax matter. Special charges were offset by a net gain associated with the reversal of the valuation allowance for deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine.
     The 2004 second quarter income from continuing operations included after-tax, net special charges of $16.0 million, or 16 cents per common share, primarily related to early debt extinguishment costs, the recognition of a valuation allowance for deferred tax assets at our Brazilian wire and cable operation, the write-down of a cost-basis investment, environmental provisions and costs associated with wire and cable restructuring programs. Special charges were offset by a gain associated with historical legal matters.
     The 2004 third quarter income from continuing operations included after-tax, net special charges of $0.9 million, or 1 cent per common share, primarily related to environmental provisions, wire and cable restructuring programs and asset impairment charges. Special charges were offset by net gains associated with environmental insurance recoveries and historical legal matters.
     The 2004 fourth quarter income from continuing operations included after-tax, net special charges of $18.6 million, or 19 cents per common share, primarily related to environmental provisions, the settlement of historical legal matters, taxes on anticipated foreign dividends, wire and cable restructuring programs, early debt extinguishment costs and the write-down of a cost-basis investment. Special charges were offset by net gains associated with environmental insurance recoveries, the reversal of U.S. deferred tax asset valuation allowances and a gain on the sale of uranium royalty rights in Australia.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated balance sheet at December 31, 2005 and 2004, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2005, and notes thereto, beginning on page 98, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2006, appears on page 97 of this report. The financial statement schedule that appears on page 151 should be read in conjunction with these financial statements. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 5 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.
ADDITIONAL FINANCIAL DATA
Financial statement schedule for the years ended December 31, 2005, 2004 and 2003.
II — Valuation and qualifying accounts and reserves on page 151.
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
     Management assessed the effectiveness of Phelps Dodge’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management reviewed the results of its assessment with the Audit Committee and the Board of Directors of Phelps Dodge Corporation.
     Based on our assessment and those criteria, management concluded that Phelps Dodge maintained effective internal control over financial reporting as of December 31, 2005.
     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of Phelps Dodge Corporation’s internal control over financial reporting as stated in their report which appears on page 97.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Phelps Dodge Corporation
     We have completed integrated audits of Phelps Dodge Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in Note 1, the Company changed its method of accounting for conditional asset retirement obligations effective December 31, 2005, its method of accounting for variable interest entities effective January 1, 2004 and its method of accounting for asset retirement obligations effective January 1, 2003.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 24, 2006

Phelps Dodge Corporation
Consolidated Statement of Income
(in millions except per share data)

	For the years ended December 31,
	2005	2004	2003
		(see Note 1)

Sales and other operating revenues	$8,287.1	6,415.2	3,498.5

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	5,281.8	4,226.7	2,766.1
Depreciation, depletion and amortization	441.8	455.5	376.7
Selling and general administrative expense	158.5	140.1	126.9
Exploration and research expense	117.0	56.4	44.3
Special items and provisions, net (see Note 4)	523.1	61.6	41.7

	6,522.2	4,940.3	3,355.7

Operating income	1,764.9	1,474.9	142.8
Interest expense	(78.6)	(123.2)	(141.8)
Capitalized interest	16.3	0.3	—
Early debt extinguishment costs (see Note 14)	(54.0)	(43.2)	—
Gain on sale of cost-basis investment (see Note 4)	438.4	—	—
Change in interest gains (see Note 4)	168.3	—	—
Miscellaneous income and expense, net	93.3	45.3	10.0

Income from continuing operations before taxes, minority interests in consolidated subsidiaries, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting changes	2,348.6	1,354.1	11.0
Provision for taxes on income	(577.0)	(131.3)	(27.6)
Minority interests in consolidated subsidiaries	(190.4)	(201.1)	(7.2)
Equity in net earnings (losses) of affiliated companies	2.7	1.9	2.7

Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	1,583.9	1,023.6	(21.1)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes of $37.0, $(11.0) and $(20.7) (including loss on disposal of $5.0, net of taxes in 2005)	(17.4)	22.7	39.2

Income before extraordinary item and cumulative effect of accounting changes	1,566.5	1,046.3	18.1
Extraordinary gain on acquisition of partner’s interest in Chino, net of taxes of $0 in 2003 (see Note 2)	—	—	68.3
Cumulative effect of accounting changes, net of taxes of $3.4 and $(1.3) in 2005 and 2003, respectively	(10.1)	—	8.4

Net income	1,556.4	1,046.3	94.8
Preferred stock dividends	(6.8)	(13.5)	(13.5)

Net income applicable to common shares	$1,549.6	1,032.8	81.3

Weighted average number of common shares outstanding — basic	97.9	93.4	88.8

Basic earnings per common share:
Income (loss) from continuing operations	$16.12	10.82	(0.39)
Income (loss) from discontinued operations	(0.18)	0.24	0.45
Extraordinary item	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Basic earnings per common share	$15.84	11.06	0.92

Weighted average number of common shares outstanding — diluted *	101.3	98.9	88.8

Diluted earnings per common share:
Income (loss) from continuing operations	$15.64	10.35	(0.39)
Income (loss) from discontinued operations	(0.17)	0.23	0.45
Extraordinary item	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Diluted earnings per common share	$15.37	10.58	0.92

*	Diluted earnings (loss) per common share from continuing operations would have been anti-dilutive for the year ended December 31, 2003, if based on fully diluted shares adjusted to reflect the conversion of mandatory convertible preferred shares to common shares, stock options exercised and restricted stock released.
Refer to Note 24 for discussion of the 2006 first quarter stock split.
See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Balance Sheet

(in millions except per share prices)
	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,916.7	1,200.1
Restricted cash	20.8	—
Accounts receivable, less allowance for doubtful accounts (2005-$6.9; 2004-$17.4)	1,028.0	761.5
Mill and leach stockpiles	36.6	26.2
Inventories	329.5	392.1
Supplies	199.7	192.7
Prepaid expenses and other current assets	83.6	46.0
Deferred income taxes	82.0	43.1
Assets held for sale	373.8	—

Current assets	4,070.7	2,661.7
Investments and long-term receivables	142.6	120.7
Property, plant and equipment, net	4,830.9	5,318.9
Long-term mill and leach stockpiles	133.3	131.0
Deferred income taxes	99.6	61.8
Goodwill	22.3	103.5
Intangible assets, net	7.5	5.3
Long-term assets held for sale	431.4	—
Other assets and deferred charges	619.7	191.2

	$10,358.0	8,594.1

Liabilities
Current liabilities:
Short-term debt	$14.3	78.8
Current portion of long-term debt	2.5	45.9
Accounts payable and accrued expenses	1,445.7	972.1
Dividends payable	—	3.4
Accrued income taxes	23.6	67.8
Liabilities related to assets held for sale	123.2	—

Current liabilities	1,609.3	1,168.0
Long-term debt	677.7	972.2
Deferred income taxes	558.0	448.4
Long-term liabilities related to assets held for sale	61.3	—
Other liabilities and deferred credits	934.2	1,107.3

	3,840.5	3,695.9

Commitments and contingencies (see Notes 7, 19, 20 and 21)

Minority interests in consolidated subsidiaries	915.9	555.1

Shareholders’ equity
Common shares, par value $6.25; 300.0 shares authorized; 101.6 outstanding (2004 - 95.9) after deducting 8.4 shares (2004 - 9.9) held in treasury, at cost	635.1	599.5
Cumulative preferred shares, par value $1.00; 6.0 shares authorized; 2.0 outstanding in 2004	—	2.0
Capital in excess of par value	1,998.8	1,906.4
Retained earnings	3,158.8	2,239.9
Accumulated other comprehensive loss	(154.5)	(384.2)
Other	(36.6)	(20.5)

	5,601.6	4,343.1

	$10,358.0	8,594.1

Refer to Note 24 for discussion of the 2006 first quarter stock split.
See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Statement of Cash Flows

(in millions)
	For the years ended December 31,
	2005	2004	2003
		(see Note 1)

Operating activities
Net income	$1,556.4	1,046.3	94.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	490.9	507.1	422.6
Deferred income tax provision (benefit)	16.4	(17.8)	0.3
Equity in net earnings (losses) of affiliated companies, net of dividends received	(0.1)	2.2	(0.2)
Gain on sale of cost-basis investment	(438.4)	—	—
Change in interest gains	(168.3)	—	—
Special items and provisions	612.1	59.9	31.6
Early debt extinguishment costs	54.0	43.2	—
Minority interests in consolidated subsidiaries	190.6	201.8	7.7
Loss on disposition of discontinued operations	5.8	—	—
Extraordinary gain	—	—	(68.3)
Cumulative effect of accounting changes	13.5	—	(9.7)
Changes in current assets and liabilities:
Accounts receivable	(399.0)	(276.2)	(76.4)
(Repayment of) proceeds from sale of accounts receivable	(85.0)	—	16.9
Mill and leach stockpiles	(10.5)	1.0	28.3
Inventories	(46.5)	(0.4)	29.5
Supplies	(33.8)	(23.6)	(0.9)
Prepaid expenses and other current assets	(35.2)	(6.7)	(10.1)
Interest payable	(3.8)	(8.2)	(0.2)
Other accounts payable	159.6	212.1	25.7
Accrued income taxes	(0.9)	17.5	37.1
Other accrued expenses	312.6	(42.8)	(23.7)
Pension plan contributions	(250.0)	(85.4)	—
VEBA trusts contributions	(200.0)	—	—
Other operating, net	29.3	70.1	(43.4)

Net cash provided by operating activities	1,769.7	1,700.1	461.6

Investing activities
Capital outlays	(686.0)	(303.6)	(151.4)
Capitalized interest	(17.6)	(1.0)	(0.6)
Investment in subsidiaries and other, net of cash received and acquired	(12.2)	(13.7)	49.0
Proceeds from asset dispositions	18.2	26.9	17.8
Proceeds from sale of cost-basis investment	451.6	—	—
Restricted cash	(20.8)	—	—
Global environmental trust contribution	(100.0)	—	—
Other investing, net	(1.2)	0.4	(2.5)

Net cash used in investing activities	(368.0)	(291.0)	(87.7)

Financing activities
Proceeds from issuance of debt	21.6	150.0	10.3
Payment of debt	(416.0)	(1,257.1)	(157.6)
Common dividends	(630.7)	(47.5)	—
Preferred dividends	(10.1)	(13.5)	(13.5)
Minority interests dividends	(98.5)	(10.5)	(2.5)
Issuance of shares, net	55.9	291.0	80.4
Debt issue costs	(18.8)	(7.0)	—
Proceeds from issuance of Cerro Verde and Ojos del Salado stock	466.6	—	—
Other financing, net	(55.8)	(52.6)	34.1

Net cash used in financing activities	(685.8)	(947.2)	(48.8)

Cash included in assets held for sale	(11.0)	—	—
Effect of exchange rate impact on cash and cash equivalents	11.7	26.1	8.9

Increase in cash and cash equivalents	716.6	488.0	334.0
Increase at beginning of 2004 from fully consolidating El Abra and Candelaria	—	28.3	—
Cash and cash equivalents at beginning of year	1,200.1	683.8	349.8

Cash and cash equivalents at end of year	$1,916.7	1,200.1	683.8

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Statement of Shareholders’ Equity

(in millions)
							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Loss*	Other	Equity
Balance at January 1, 2003	88.9	$555.6	2.0	$2.0	$1,552.1	$1,173.3	$(458.5)	$(10.9)	$2,813.6
Stock options exercised including tax benefit	2.0	12.2			87.6				99.8
Restricted shares issued/cancelled, net	0.1	0.7			3.2			0.6	4.5
Common shares purchased					(0.4)				(0.4)
Dividends on common shares						(13.5)			(13.5)
Comprehensive income (loss):
Net income						94.8			94.8
Other comprehensive income (loss), net of tax:
Translation adjustment							63.0		63.0
Net gain on derivative instruments							10.7		10.7
Other investment adjustments							(0.1)		(0.1)
Unrealized loss on securities							9.0		9.0
Minimum pension liability							(17.6)		(17.6)

Other comprehensive income							65.0		65.0

Comprehensive income									159.8

Balance at December 31, 2003	91.0	568.5	2.0	2.0	1,642.5	1,254.6	(393.5)	(10.3)	3,063.8
Stock options exercised including tax benefit	4.7	29.6			248.8				278.4
Restricted shares issued/cancelled, net	0.2	1.5			16.8			(10.2)	8.1
Directors’ stock compensation		0.1			1.1				1.2
Common shares purchased		(0.2)			(2.8)				(3.0)
Dividends on preferred shares						(13.5)			(13.5)
Dividends on common shares						(47.5)			(47.5)
Comprehensive income (loss):
Net income						1,046.3			1,046.3
Other comprehensive income (loss), net of tax:
Translation adjustment							57.9		57.9
Net gain on derivative instruments							9.9		9.9
Other investment adjustments							0.1		0.1
Unrealized gain on securities							7.1		7.1
Minimum pension liability							(65.7)		(65.7)

Other comprehensive income							9.3		9.3

Comprehensive income									1,055.6

Balance at December 31, 2004	95.9	599.5	2.0	2.0	1,906.4	2,239.9	(384.2)	(20.5)	4,343.1
Stock options exercised including tax benefit	1.3	8.1			96.2				104.3
Restricted shares issued/cancelled, net	0.3	1.7			26.6			(16.1)	12.2
Common shares purchased	(0.1)	(0.2)			(3.5)				(3.7)
Conversion of preferred shares	4.2	26.0	(2.0)	(2.0)	(24.0)				—
Dividends on preferred shares						(6.8)			(6.8)
Dividends on common shares						(630.7)			(630.7)
Other					(2.9)				(2.9)
Comprehensive income (loss):
Net income						1,556.4			1,556.4
Other comprehensive income (loss), net of tax:
Translation adjustment							(0.1)		(0.1)
Net gain on derivative instruments							21.2		21.2
Other investment adjustments							0.5		0.5
Unrealized gain on securities							4.7		4.7
Minimum pension liability							203.4		203.4

Other comprehensive income							229.7		229.7

Comprehensive income									1,786.1

Balance at December 31, 2005	101.6	$635.1	—	$—	$1,998.8	$3,158.8	$(154.5)	$(36.6)	$5,601.6

*	As of December 31, 2005, this balance comprised $171.9 million of cumulative translation adjustments, $26.2 million of cumulative minimum pension liability adjustments and $0.2 million of cumulative other investment adjustments; partially offset by $38.0 million of cumulative unrealized gains on securities and $5.8 million of cumulative unrealized gains on derivative instruments.
Refer to Note 24 for discussion of the 2006 first quarter stock split.
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Dollar amounts in tables stated in millions except as noted)
1. Summary of Significant Accounting Policies
Basis of Consolidation. The consolidated financial statements include the accounts of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our), and its majority-owned subsidiaries. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Prior to 2005, our PDI manufacturing division included our Specialty Chemicals segment, which consisted of Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals. As a result of this proposed transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. Also, at December 31, 2005, the related assets and liabilities of Columbian Chemicals have been presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale. (Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further discussion.)
     In accordance with the Financial Accounting Standards Board’s (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (FIN 46) and the revised Interpretation (FIN 46-R), beginning January 1, 2004, we fully consolidated the results of operations for our El Abra and Candelaria mines in Chile, in which we hold 51 percent and 80 percent partnership interests, respectively, and report minority interests in our Consolidated Financial Statements. Historically, the Company had accounted for its partnership interests in these mines using the proportional consolidation method. (For further discussion, refer to this note under New Accounting Pronouncements — FASB Interpretation No. 46.)
     Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method, which include the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest. In addition, prior to 2004, the Chino mine, located in New Mexico, was accounted for using the proportional consolidation method. We held a two-thirds partnership interest in the Chino mine through December 18, 2003, and a 100 percent interest thereafter (refer to Note 2, Acquisitions and Divestitures, for further discussion). Interests in other majority-owned subsidiaries are reported using the full consolidation method. We include 100 percent of the assets and liabilities of these subsidiaries and report the minority interests in our Consolidated Financial Statements. All material intercompany balances and transactions are eliminated.
     Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20-percent owned, and for which we do not exercise significant influence, are carried at cost.
Management’s Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable copper and molybdenum in ore reserves and in mill and leach stockpiles; asset impairments (including estimates of future cash flows); pension, postemployment, postretirement and other employee benefit liabilities; bad debt reserves; realization of deferred tax assets; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Sale of Eligible Trade Accounts Receivable. In November 2001, the Company entered into an agreement (the Receivables Facility), which was extended for three one-year periods in December 2004, whereby it sold on a continuous basis an undivided interest in eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed PD Receivables LLC (PD Receivables), a wholly owned, special-purpose, bankruptcy-remote subsidiary. PD Receivables was formed for the sole purpose of buying and selling receivables generated by the Company and is consolidated with the operations of the Company. Under the Receivables Facility, the Company transferred certain of its trade receivables to PD Receivables. PD Receivables, in turn, sold and, subject to certain conditions, from time to time sold an undivided interest in these receivables, and was permitted to receive advances of up to $90 million for the sale of such undivided interest.

     The transactions were accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” At December 31, 2004, there was $85 million advanced under the Receivables Facility. On January 20, 2005, the Company repaid $85 million previously received under the Receivables Facility, and there were no additional borrowings during 2005. On December 30, 2005, the Company terminated the Receivables Facility program. Costs associated with the sale of receivables, primarily related to funding and service costs charged by the finance group, were $0.3 million, $1.6 million and $1.1 million during 2005, 2004 and 2003, respectively, and are included in cost of products sold in the Consolidated Statement of Income.
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
     Depreciation rates for each mine’s production are based on the ratio of depreciable mine assets over the associated projected life-of-mine of proven and probable ore reserves. Depreciable mine assets exclude non-mining land (which is not depreciated or depleted), mining land (which is depleted separately), short-lived assets (which are depreciated on a straight-line basis over their estimated useful lives less estimated salvage value) and undeveloped ore body values.
     Depreciation rates for smelter and refinery production are based on the ratio of total facility depreciable assets over projected life-of-facility production. Depreciable facility assets exclude non-depreciable assets (such as land values) and short-lived assets (which are depreciated on a straight-line basis over their estimated useful lives less estimated salvage value).
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
     Mine exploration costs and stripping costs to maintain production of operating mines are charged to operations as incurred. Mine development expenditures at new mines, and major development expenditures at operating mines outside existing pit limits that are expected to benefit future production beyond a minimum of one year, are capitalized and amortized on the units-of-production method. Major development expenditures at operating mines include the cost to remove overburden to prepare unique and identifiable areas outside the current mining area for such future production. Capitalized major development is amortized on a units-of-production method over associated proven and probable ore reserves. (For further discussion, refer to this note under New Accounting Pronouncements — the Emerging Issues Task Force (EITF) Issue No. 04-6.)
     Our policy for repair and maintenance costs incurred in connection with periodic, planned, major maintenance activities that benefit future periods greater than 12 months at our continuously operating copper smelters is to defer such costs when incurred and charge them to operations equally during the subsequent periods benefited. These operations require shutdowns of the entire facility to perform planned, major repair and maintenance activities on furnaces, acid plants, anode vessels, oxygen plants and other ancillary facilities. The frequency of such repair and maintenance activities is predictable and scheduled and typically ranges from 12 to 36 months, depending on the facility and area involved.
Environmental Expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on the specific facts and circumstances. Our estimates of these costs are based upon available facts, existing technology and current laws and regulations, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable. Legal costs associated with environmental remediation as defined in Statement of Position 96-1, “Environmental Remediation Liabilities,” are reserved as part of the environmental liability.
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
     Effective December 31, 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (FIN 47), which clarified the term conditional ARO and provided guidance for assessing whether sufficient information exists to reasonably estimate the fair value of the ARO. Any uncertainty about the amount and/or timing of future settlement of a conditional ARO is factored into the measurement of the liability. With the adoption of FIN 47, we have recognized conditional AROs associated with non-friable asbestos abatement and disposal activities and with the final removal of certain processed waste and chemical materials.
     We assess the cash flow estimates and timing associated with our AROs on an annual basis, and we revise these estimates when facts and circumstances change, as necessary. Any refinements to our AROs as a result of cash flow estimates and timing revisions are recorded in the period incurred.
     (For further discussion on the impact of the adoption of SFAS No. 143 and FIN 47, refer to this note under New Accounting Pronouncements — SFAS No. 143 and FIN 47.)
Goodwill. Goodwill has indefinite useful lives and is not amortized. The Company tests its goodwill for impairment annually as of December 31, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount.
Intangible Assets. Intangible assets include water rights, land easements and trademarks primarily at our U.S. mining sites. The principal amortization method for such intangible assets is the computation of an overall unit rate that is applied to pounds of principal products sold from mine production.
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
Revenue Recognition. The Company sells its products pursuant to sales contracts entered into with its customers. Revenue for all our products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of product. Product pricing is based upon quoted commodity prices plus applicable premiums or prevailing market prices.
     Certain of our sales agreements provide for provisional pricing based on either the New York Commodity Exchange (COMEX) or London Metal Exchange (LME), as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period, generally from one to three months after arrival at the customer’s facility. The Company’s provisionally priced sales contain an embedded derivative that, because it is unrelated to the commodity sale, is required to be accounted for separately from the contract. The contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting and accordingly is marked to market through earnings each period with reference to the appropriate commodity and exchange forward curve. At December 31, 2005 and 2004, we had outstanding provisionally priced sales of approximately 240 million pounds and approximately 269 million pounds, respectively.
     Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). Our remaining sales generally have pricing that is either based on a fixed price or adjust within certain price ranges.
Shipping and Handling Fees and Costs. Amounts billed to customers for shipping and handling are classified as sales and other operating revenues. Amounts incurred for shipping and handling are included in costs of products sold.
Issuances of Subsidiary Stock. We have occasionally divested a portion of our ownership in a subsidiary primarily through the issuance of additional subsidiary stock to third parties. In connection with such transactions, we recognize the difference between the carrying amount of our interest in the subsidiary stock sold and the fair market value of the stock, upon issuance, as a change in interest gain or loss in income when we believe that realization is reasonably assured. (For further discussion regarding change of interest gains recorded, refer to Note 4, Special Items and Provisions.)
Hedging Programs. We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur that will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. (For a discussion on why we use derivative financial instruments, our year-end derivative positions and related financial results, refer to Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments.)
     We recognize all derivative financial instruments as assets and liabilities and measure them at fair value. For derivative instruments that are designated and qualify as cash flow hedges (specifically, metal swap contracts, floating-to-fixed interest rate swaps, diesel fuel swaps and call options, and natural gas and feedstock oil call options), the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Consolidated Statement of Income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. For derivative instruments that are designated and qualify as fair value hedges (specifically, fixed-price copper swap and futures contracts, currency forward exchange contracts, and fixed-to-floating interest rate swaps), gains or losses resulting from changes in their fair value are recognized currently in earnings. In addition, the gain or loss resulting from changes in the fair value of the hedged item attributable to the hedged risk is adjusted and recognized currently in earnings. Therefore, any ineffectiveness would be recognized currently in earnings.
     Effectiveness testing for qualified hedge programs (with the exception of interest rate swaps and certain option contracts) utilizes an intrinsic value methodology. This methodology excludes the time value component, which is recognized in earnings. Our interest rate swaps and certain option contracts meet the criteria to assume no hedge ineffectiveness.
     Changes in the fair value (both intrinsic and time-value components) of derivatives that do not qualify for hedge treatment (specifically, copper price protection, copper rod swap and futures contracts, copper COMEX-LME arbitrage, copper quotational period swap contracts, gold and silver collars, currency swaps and certain diesel fuel price protection programs) are recognized currently in earnings.
Stock Compensation. At December 31, 2005, the Company had five stock-based option plans, which are described more fully in Note 16, Stock Option Plans; Restricted Stock. We account for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to compensation cost. (Refer to this note under New Accounting Pronouncements for discussion of SFAS No. 123 (revised 2004).)

	2005	2004	2003
Net income as reported	$1,556.4	1,046.3	94.8
Deduct:
Total compensation cost determined under fair value based method for all awards, net of tax	(2.9)	(5.2)	(11.2)

Pro forma net income	$1,553.5	1,041.1	83.6

Earnings per share
Basic — as reported	$15.84	11.06	0.92
Basic — pro forma	$15.81	11.01	0.79
Earnings per share
Diluted — as reported	$15.37	10.58	0.92
Diluted — pro forma	$15.35	10.54	0.79
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
     With the exception of amounts provided for undistributed earnings of Candelaria and El Abra, deferred income taxes have not been provided on our share (approximately $280 million) of undistributed earnings of foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely.
Pension Plans. We have trusteed, non-contributory pension plans covering substantially all of our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees. With respect to certain of these plans, the benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, the benefits are calculated based on a fixed amount for each year of service. Our funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time.
Postretirement Benefits Other Than Pensions. We have postretirement medical and life insurance benefit plans covering certain of our U.S. employees and, in some cases, employees of international subsidiaries. During 2005, the Company eliminated postretirement life insurance coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for all active employees who separate from service and retire on or after January 1, 2006. During 2005, the Company also eliminated postretirement medical coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for employees hired or rehired on or after February 1, 2005. Postretirement benefits vary among plans, and many plans require contributions from retirees. We account for these benefits on an accrual basis. Our funding policy provides that contributions shall be at least equal to our cash basis obligation, plus additional amounts that may be approved by us from time to time. In December 2005, the Company’s board of directors approved establishing and funding two trusts intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts, under Section 501(c)(9) of the Internal Revenue Code, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees.
Postemployment Benefits. We have certain postemployment benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. The benefit plans may provide severance, long-term disability income, health-care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. We account for these benefits on an accrual basis. Our funding policy provides that contributions shall be at least equal to our cash basis obligation. Additional amounts may also be provided from time to time.

Earnings Per Share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, and the numerator excludes preferred stock dividends, unless anti-dilutive. Unvested restricted stock is included in the computation of diluted earnings per share as the issuance of such shares is contingent upon vesting.

	2005	2004	2003
Basic Earnings Per Share Computation
Numerator:
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	$1,583.9	1,023.6	(21.1)
Income (loss) from discontinued operations	(17.4)	22.7	39.2
Extraordinary item	—	—	68.3
Cumulative effect of accounting changes	(10.1)	—	8.4

Net income	1,556.4	1,046.3	94.8
Preferred stock dividends	(6.8)	(13.5)	(13.5)

Net income applicable to common shares	$1,549.6	1,032.8	81.3

Denominator:
Weighted average common shares outstanding	97.9	93.4	88.8

Basic earnings per common share
Income (loss) from continuing operations	$16.12	10.82	(0.39)
Income (loss) from discontinued operations	(0.18)	0.24	0.45
Extraordinary item	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Basic earnings per common share	$15.84	11.06	0.92

Diluted Earnings Per Share Computation*
Numerator:
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	$1,583.9	1,023.6	(21.1)
Income (loss) from discontinued operations	(17.4)	22.7	39.2
Extraordinary item	—	—	68.3
Cumulative effect of accounting changes	(10.1)	—	8.4

Net income	1,556.4	1,046.3	94.8
Preferred stock dividends	—	—	(13.5)

Net income applicable to common shares	$1,556.4	1,046.3	81.3

Denominator:
Weighted average common shares outstanding	97.9	93.4	88.8
Weighted average employee stock options**	0.4	0.9	—
Weighted average restricted stock issued to employees**	0.4	0.4	—
Weighted average mandatory convertible preferred shares***	2.6	4.2	—

Total weighted average common shares outstanding	101.3	98.9	88.8

Diluted earnings per common share
Income (loss) from continuing operations	$15.64	10.35	(0.39)
Income (loss) from discontinued operations	(0.17)	0.23	0.45
Extraordinary item	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Diluted earnings per common share	$15.37	10.58	0.92

*	As a result of the Company’s agreement to sell Columbian, diluted earnings per common share were computed based on income from continuing operations, which was anti-dilutive for the year ended December 31, 2003. Therefore, diluted earnings per common share were based on the basic average number of shares outstanding and preferred dividends were included in the numerator.

**	Additional common shares of 0.6 million in 2003 were anti-dilutive.

***	The conversion of mandatory convertible preferred shares to common shares of 4.7 million shares for the year ended December 31, 2003, was anti-dilutive.
     Stock options excluded from the computation of diluted earnings per share because option exercise prices exceeded the per share market value of our common stock were as follows:

	2005	2004	2003
Outstanding options	—	0.1	6.3
Average option exercise price	$—	76.44	61.27
New Accounting Pronouncements. In January 2003, FASB issued FIN 46 and in December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which superseded FIN 46 and clarified and expanded current accounting guidance for Variable Interest Entities (VIEs.) FIN 46-R clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46-R provides general guidance as to the definition of a variable interest entity and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003, and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We performed a review of entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. The impact of adopting FIN 46-R on VIE’s created prior to February 1, 2003 (El Abra and Candelaria), for the year ended December 31, 2004, on our Consolidated Statement of Income comprised increases (decreases) in sales and other operating revenues of $273.2 million, operating expenses of $80.9 million, operating income of $192.3 million, net interest expense of $7.0 million, pre-tax early debt extinguishment costs of $4.4 million, net miscellaneous income and expense of $(1.9) million, provision for taxes on income of $(1.9) million and minority interests in consolidated subsidiaries of $180.9 million. There was no impact on consolidated net income for the year ended December 31, 2004.
     In May 2004, FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health-care plans that provide drug benefits. The Company adopted this FSP for the year ended December 31, 2004. The impact of this FSP on our financial statements was immaterial.
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance in this Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material impact on our financial reporting and disclosures.
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
     In December 2004, FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. FAS 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. FAS 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liabilities. FSP No. FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 7, Income Taxes, for further discussion related to the impact of the Act.)
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005, and it is now effective for fiscal years ending after June 15, 2005. We have evaluated SFAS No. 123-R and determined that adoption of this Statement, effective January 1, 2006, will not have a material impact on our financial reporting and disclosures. Upon adoption of this Statement, the modified prospective application will be utilized to account for share-based payment transactions.
     In March 2005, FASB ratified the consensus reached by EITF on Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry.” The consensus reached provides that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period. The consensus reached on EITF Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005. We have evaluated EITF Issue No. 04-6 and determined that its adoption will not have a material impact on our financial reporting and disclosures.
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
     In September 2005, FASB ratified the consensus reached by EITF on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus concluded that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another. The EITF also reached a consensus that nonmonetary exchanges of inventory within the same business should be recognized at fair value. The consensus reached on EITF Issue No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in reporting periods beginning after March 15, 2006. The Company does not expect this Issue will have a material impact on its financial reporting and disclosures.
     In November 2005, FASB issued FSP FAS 115-1/FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect this FSP will have a material impact on its financial reporting and disclosures.

     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of this Statement, asset retirement obligations are recognized when incurred and displayed as liabilities, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Upon adoption, we recorded an increase to our closure and reclamation reserve of $2.5 million, net, an increase in our mining properties’ assets of $12.2 million and a cumulative effect gain of $8.4 million, net of deferred income taxes ($1.3 million). For the year ended December 31, 2003, the effect of adopting SFAS No. 143 decreased loss from continuing operations before extraordinary item and cumulative effect of accounting changes by $15.9 million, or 18 cents per basic and diluted common share.
     Effective December 31, 2005, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143. With the adoption of FIN 47, we recognize conditional asset retirement obligations as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation is factored into the measurement of the liability. Upon adoption, we recorded an increase to our closure and reclamation reserve of $17.9 million, a net increase in our mining properties’ assets of $4.4 million and a cumulative effect loss of $10.1 million, net of deferred income taxes ($3.4 million).
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
     This acquisition was accounted for as a purchase transaction and recorded in accordance with the guidance of SFAS No. 141, “Business Combinations.” Therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values. The estimated fair value of the assets received (including $50 million of cash received, $0.9 million of cash acquired from Heisei, and $64 million placed into a trust) exceeded the fair value of liabilities assumed resulting in negative goodwill, which was allocated to the fair value of the long-lived assets. In accordance with SFAS No. 141, the remaining excess of $68.3 million was recognized as an extraordinary gain. The extraordinary gain principally resulted from negotiating the trust payment based on certain closure assumptions, such as timing of cash flow estimates, discount rates and escalation rates used by the state of New Mexico in early 2002, which differ from assumptions Phelps Dodge used on a viable mine basis utilizing cash flows negotiated with the state in December 2003, with the applicable discount rate and escalation rate used to fair value our then-current asset retirement obligations under SFAS No. 143. Additionally, the cash payment negotiated to cover Heisei’s one-third share of Chino’s other liabilities at the time of the agreement was negotiated on a shut-down basis and included liabilities that would only be incurred if the Chino operations were to cease. The results of operations for Chino Mines Company have been included in the consolidated financial results for the period beginning December 19, 2003, and for the full years 2005 and 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed used to determine the extraordinary gain at December 19, 2003:

Cash and cash equivalents	$50.9
Other current assets	7.8
Trust assets	64.0

Total assets acquired	122.7

Current liabilities	10.6
Other liabilities and deferred credits	43.8

Total liabilities assumed	54.4

Extraordinary gain	$68.3

     The following pro forma information summarizes Phelps Dodge’s consolidated results of operations as if the acquisition had been completed as of the beginning of 2003:

2003
Sales and other operating revenues	$3,523.9
Loss from continuing operations before extraordinary item and cumulative effect of accounting changes	$(25.4)
Loss per common share:
Basic and diluted – as reported	$(0.39)
Basic and diluted – pro forma	$(0.44)

Net income*	$20.7
Earnings per common share:
Basic and diluted – as reported	$0.92
Basic and diluted – pro forma*	$0.08

*	The 2003 pro forma net income and earnings per common share amounts excluded the extraordinary gain of $68.3 million.
3. Discontinued Operations and Assets Held for Sale
Discontinued Operations
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. Under the terms of the agreement, Phelps Dodge expects to receive cash proceeds of approximately $600 million, including approximately $100 million of Columbian’s foreign-held cash to be distributed to Phelps Dodge prior to the close of the transaction. This transaction is expected to be completed in the 2006 first quarter.

     As a result of this proposed transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income. The following table details selected financial information, which has been reported as discontinued operations:

	2005	2004	2003

Sales and other operating revenues	$743.3	674.1	644.2
Operating income (loss)	$(60.1)	28.7	54.8
Operating income before special items and provisions, net	$34.7	34.6	51.1
Benefit (provision) for taxes on income	$37.0	(11.0)	(20.7)
Income (loss) from discontinued operations	$(17.4)	22.7	39.2
     In connection with the transaction, net special charges of $94.8 million ($42.6 million after-tax and net of minority interests) were recorded in discontinued operations in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interests) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million.
     The assets and liabilities of Columbian have been presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale. The following table provides the major classes of these assets and liabilities at December 31, 2005:

Current assets:
Cash and cash equivalents	$11.0
Accounts receivable, net	163.9
Inventories	70.9
Supplies	15.7
Prepaid expenses and other current assets	12.1

$273.6

Property, plant and equipment, net	$367.2
Deferred income taxes	4.7
Goodwill	2.0
Other assets and deferred charges	2.9

$376.8

Current liabilities:
Short-term debt	$4.3
Accounts payable and accrued expenses	96.9
Accrued income taxes	12.7

$113.9

Deferred income taxes	$35.4
Other liabilities and deferred credits	25.7

$61.1

     We have not separately identified cash flows from discontinued operations, for the years 2005, 2004 and 2003, in the Company’s Consolidated Statement of Cash Flows.
Assets Held for Sale
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all its North American magnet wire assets to Rea Magnet Wire Company, Inc. (Rea). Under the terms of the agreement, Rea agreed to purchase the assets, including certain copper inventory, for approximately $125 million in cash, subject to a working capital adjustment at the time of closing. This transaction was completed on February 10, 2006, at which time the working capital adjustment was estimated at approximately $14 million, increasing the estimated sale proceeds to approximately $139 million.
     In connection with the transaction, special charges of $13.2 million ($10.7 million after-tax) were recognized in the 2005 fourth quarter. These charges consisted of an impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their estimated fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax).
     The North American magnet wire sale does not meet the criteria for classification as discontinued operations as the Company will continue to supply Rea with copper rod after the closing.
     The North American magnet wire assets and liabilities associated with the sale are presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale. The following table provides the major classes of these assets and liabilities at December 31, 2005:

Current assets:
Accounts receivable, net	$57.1
Inventories	36.4
Supplies	4.2
Prepaid expenses and other current assets	2.5

$100.2

Property, plant and equipment, net	$54.6

Current liabilities:
Accounts payable and accrued expenses	$7.9
Accrued income taxes	1.4

$9.3

Other liabilities and deferred credits	$0.2

4. Special Items and Provisions
     Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including increases or decreases in deferred tax valuation allowances, if warranted. (All references to per share earnings or losses are based on diluted earnings per share.)

Note: Supplemental Data
     The following table summarizes special items and provisions for the year ended December 31, 2005:

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:*
PDMC —
Asset impairment charges	$(424.6)	(325.1)	(3.21)
Environmental provisions, net	(35.7)	(27.1)	(0.27)
Environmental insurance recoveries, net	(1.5)	(1.2)	(0.01)
Historical legal matters	14.5	11.0	0.11

	(447.3)	(342.4)	(3.38)

PDI —
Environmental provisions, net	(2.2)	(1.7)	(0.01)
Restructuring programs/closures	(0.7)	0.1	—
Asset impairment charges	(7.9)	(6.7)	(0.07)
Employee and transaction costs — sale of North American magnet wire assets	(7.8)	(5.9)	(0.06)

	(18.6)	(14.2)	(0.14)

Corporate and Other —
Environmental provisions, net	(75.4)	(57.6)	(0.57)
Environmental insurance recoveries, net	2.1	1.6	0.02
Sale of non-core real estate	11.2	8.5	0.08
Historical legal matters	4.9	4.6	0.05

	(57.2)	(42.9)	(0.42)

	(523.1)	(399.5)	(3.94)

Early debt extinguishment costs	(54.0)	(41.3)	(0.41)

Gain on sale of cost-basis investment	438.4	388.0	3.83

Change in interest gains:
Cerro Verde stock issuance	159.5	172.9	1.71
Ojos del Salado stock issuance	8.8	8.8	0.09

	168.3	181.7	1.80

Provision for taxes on income:
Foreign dividend taxes	—	(88.1)	(0.87)
Tax on unremitted foreign earnings	—	(43.1)	(0.43)
Tax charge associated with minimum pension liability reversal	—	(23.6)	(0.23)
Reversal of U.S. deferred tax asset valuation allowance	—	4.0	0.04
Reversal of PD Brazil deferred tax asset valuation allowance	—	11.9	0.12

	—	(138.9)	(1.37)

Minority interests in consolidated subsidiaries:
Tax on unremitted foreign earnings	—	8.6	0.08

Special items and provisions, net from continuing operations	29.6	(1.4)	(0.01)

Discontinued operations:
Loss on disposal of Columbian Chemicals	(5.8)	(5.0)	(0.05)
Goodwill impairment charge	(89.0)	(67.0)	(0.66)
Transaction and dividend taxes	—	(7.6)	(0.08)
Deferred income tax benefit	—	37.0	0.37

	(94.8)	(42.6)	(0.42)

Cumulative effect of accounting change	(13.5)	(10.1)	(0.10)

	$(78.7)	(54.1)	(0.53)

*	Refer to Note 23, Business Segment Data, for special items and provisions by segment.
     In the 2005 second quarter, PDMC recorded special charges for asset impairments of $419.1 million ($320.9 million after-tax) at the Tyrone and Cobre mines, Chino smelter and Miami refinery. On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The concentrate-leach facility will utilize proprietary medium-temperature, pressure leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, and copper production is projected to be approximately 150 million pounds per year. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest U.S. copper operations, resulting in the impairment of certain assets.
     With future Morenci copper concentrate production being fed into the concentrate-leach facility, the operating smelter in Miami, Arizona, will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at our operations in the southwestern United States. Accordingly, the Chino smelter located near Hurley, New Mexico, which has been on care-and-maintenance status since 2002, was permanently closed and demolition initiated. With the closing of the Chino smelter, we have unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, our refinery in El Paso, Texas, will continue to operate. The El Paso refinery is more than twice the size of our refinery in Miami, Arizona, and has sufficient capacity to refine all anodes expected to be produced from our operations in the southwestern United States given the changes brought by the above-mentioned Morenci project. Accordingly, the Miami refinery, which has been on care-and-maintenance status since 2002, was permanently closed. As a result of the decision to close the Chino smelter and the Miami refinery, we recorded asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
     The steps being taken at Morenci also will impact our Tyrone and Cobre mines in New Mexico. The Tyrone mine has been partially curtailed since 2003, while activities at the Cobre mine were suspended in 1999, with the exception of limited activities. Future economics of these mines will be affected by significantly higher acid costs resulting from their inability to obtain low-cost acid from the Chino smelter. These factors caused Phelps Dodge to reassess the recoverability of the long-lived assets at both the Tyrone and Cobre mines. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable and that asset impairment charges were required.
     Tyrone’s impairment of $210.5 million ($161.2 million after-tax) primarily resulted from fundamental changes to its life-of-mine cash flows. In addition to higher expected acid costs, we decided to accelerate reclamation of portions of stockpiles around the mine perimeter. At the same time, the estimated cost associated with reclaiming the perimeter stockpiles increased. These factors increased costs and also decreased Tyrone’s copper ore reserves by approximately 155 million pounds, or 14 percent.
     Cobre’s impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs. As a result of the Chino smelter being permanently closed, the charges also reflected estimated higher restart and operating costs of running the Cobre mill, reflecting our recent experience with restarting the Chino mill. Additionally, the cost for building a tailing pipeline from Cobre to the Chino mine has increased based upon a recent detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station, and (iii) requiring larger pipe size.
     During the 2005 fourth quarter, PDMC recorded an asset impairment charge of $5.5 million ($4.2 million after-tax) at our El Paso, Texas, precious metals plant, which was temporarily closed in 2002. Due to the Company’s ability to find an economical alternative, the plant was permanently closed, which resulted in an impairment charge to write off the plant’s assets.
     A net charge for environmental provisions of $113.3 million ($86.4 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)
     During 2005, a net charge of $0.7 million (gain of $0.1 million after-tax) was recognized for Phelps Dodge Magnet Wire’s restructuring programs and facility closures announced in 2004.
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all its North American magnet wire assets to Rea. As a result, the Company recognized charges of $13.2 million ($10.7 million after-tax) in the 2005 fourth quarter. These charges consist of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax). The employee-related costs included $0.5 million ($0.4 million after-tax) for severance benefits and $6.5 million ($4.9 million after-tax) for early retirement benefits. (Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further discussion.)
     During 2005, Phelps Dodge Magnet Wire recognized impairment charges of $2.1 million ($1.6 million after-tax) at our El Paso, Texas, magnet wire facility and $0.4 million ($0.3 million after-tax) at our Laurinburg, North Carolina, magnet wire facility. The amounts of the asset impairments were determined through an assessment of fair market value based on projected cash flows.
     Net insurance recoveries of $0.6 million ($0.4 million after-tax) were received in 2005 from settlements reached with several insurance carriers on historical environmental liability claims.
     During 2005, a net gain of $19.4 million ($15.6 million after-tax), was recognized for legal matters. These included $16.2 million ($12.3 million after-tax) of net settlements on historical legal matters, a $3.6 million (before and after taxes) adjustment related to an historical Cyprus Amax Minerals Company (Cyprus Amax) lawsuit, a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters and a charge of $1.6 million ($1.2 million after-tax) for future legal matters.
     In the 2005 third quarter, a $54.0 million charge ($41.3 million after-tax) was recognized for early debt extinguishment costs. (Refer to Note 14, Debt and Other Financing, for further discussion.)
     In the 2005 second quarter, a pre-tax gain of $438.4 million ($388.0 million after-tax) was recognized from the sale of our common shares of Southern Peru Copper Corporation (SPCC). On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC, Cerro Trading Company, Inc. and SPC Investors, LLC, and on June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net purchase price of $40.635 per share (based on a market purchase price of $42.00 per share less underwriting fees).
     In the 2005 second quarter, our Cerro Verde copper mine in Peru completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañía de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent. In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to Sumitomo, Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). This stock issuance transaction resulted in a pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect the dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and Sumitomo. The inflow of capital from Buenaventura and Sumitomo will be used as partial financing for an approximate $850 million expansion project to mine a primary sulfide ore body beneath the leachable ore body currently in production.
     In the 2005 fourth quarter, our Ojos del Salado copper mine in Chile completed a general capital increase transaction. The transaction resulted in Sumitomo acquiring an equity position in Ojos del Salado totaling 20 percent and reducing Phelps Dodge’s interest to 80 percent from 100 percent. In connection with the transaction, Ojos del Salado issued 2,500 of its Series B Preferential Stock (Series B Common Shares) at $10,000 per share to SMMA Candelaria, Inc. and received $24.8 million in cash (net of $0.2 million in expenses). The stock issuance transaction resulted in a gain of $8.8 million (before and after taxes) associated with our change in interest.
     In the 2005 second quarter, tax expense of $2.4 million was recognized for U.S. taxes incurred with respect to dividends received from Cerro Verde in 2005. In the 2005 fourth quarter, tax expense of $85.7 million was recognized for U.S. and foreign taxes incurred with respect to dividends received from certain South American operations in 2005 and early January 2006. In the 2005 fourth quarter, tax expense of $43.1 million was recognized with respect to unremitted foreign earnings at our 80 percent-owned Candelaria copper mine. (Refer to Note 7, Income Taxes, for further discussion.)
     In 2005, tax expense of $23.6 million was recognized in connection with the funding of the minimum pension liability associated with our U.S. qualified pension plans. Also, a tax benefit of $4.0 million was recognized for the reversal of the valuation allowance associated with U.S. deferred tax assets that are expected to be realized after 2005. Additionally, a tax benefit of $11.9 million was recognized for the reversal of the valuation allowance associated with deferred tax assets at our Brazilian wire and cable operation that are expected to be realized after 2005. (Refer to Note 7, Income Taxes, for further discussion.)
     Minority interests in consolidated subsidiaries reflected a gain of $8.6 million associated with tax on unremitted foreign earnings at our 80 percent-owned Candelaria copper mine. (Refer to Note 7, Income Taxes, for further discussion.)
     In 2005, we recognized net charges of $94.8 million ($42.6 million after-tax and net of minority interests) in the 2005 fourth quarter at our Columbian discontinued operations in connection with the pending sale. The charges were comprised of a goodwill impairment charge of $89.0 million ($67.0 million, after-tax and net of minority interests) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. (Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further discussion.)
     A $13.5 million charge ($10.1 million after-tax) was recorded for the cumulative effect of an accounting change due to the adoption of FIN 47. (Refer to Note 1, Summary of Significant Accounting Policies, under New Accounting Pronouncements for further discussion.)
     The following table summarizes special items and provisions for the year ended December 31, 2004:

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:*
PDMC —
Environmental provisions, net	$(16.8)	(12.7)	(0.13)
Environmental insurance recoveries, net	9.1	7.3	0.07
Hidalgo asset impairment	(1.1)	(0.9)	(0.01)
Historical legal matters	(2.5)	(2.0)	(0.02)

	(11.3)	(8.3)	(0.09)

PDI —
Environmental provisions, net	(0.3)	(0.2)	—
Restructuring programs	(10.5)	(7.6)	(0.08)
Asset impairment charges	(0.6)	(0.5)	(0.01)

	(11.4)	(8.3)	(0.09)

Corporate and Other —
Environmental provisions, net	(41.8)	(31.8)	(0.32)
Environmental insurance recoveries, net	0.2	0.1	—
Historical legal matters	2.7	(0.5)	—

	(38.9)	(32.2)	(0.32)

	(61.6)	(48.8)	(0.50)

Interest expense:
Texas franchise tax matter	(0.9)	(0.7)	(0.01)

Early debt extinguishment costs	(43.2)	(34.3)	(0.35)

Miscellaneous income and expense, net:
Cost-basis investment write-downs	(11.1)	(9.9)	(0.10)
Gain on sale of miscellaneous asset	10.1	10.1	0.10
Historical legal matter	9.5	7.2	0.07

	8.5	7.4	0.07

Provision for taxes on income:
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.31
Reversal of U.S. deferred tax asset valuation allowance	—	30.0	0.31
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.09)
Foreign dividend taxes	—	(9.6)	(0.10)

	—	42.2	0.43

Minority interests in consolidated subsidiaries:
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.15)
Candelaria early debt extinguishment costs	—	2.5	0.03
El Abra early debt extinguishment costs	—	0.9	0.01

	—	(11.7)	(0.11)

Special items and provisions, net from continuing operations	(97.2)	(45.9)	(0.47)

Discontinued operations:
Asset impairment charge	(5.9)	(4.5)	(0.04)

	$(103.1)	(50.4)	(0.51)

*	Refer to Note 23, Business Segment Data, for special items and provisions by segment.
     A net charge for environmental provisions of $58.9 million ($44.7 million after-tax) was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)
     In January 2004, Phelps Dodge Magnet Wire announced plans to consolidate its North American manufacturing operations to reduce costs and strengthen its competitiveness in the global marketplace. This action resulted in charges of $7.2 million ($4.9 million after-tax) associated with the closure of the manufacturing plant in El Paso, Texas, which ceased operations during the 2004 fourth quarter.
     In the 2004 third quarter, Phelps Dodge Magnet Wire entered into a strategic partnership with Schwering und Hasse Elektrodaht Ltd. in Germany to produce its products at its Lugde, Germany, facility. This action resulted in charges of $3.3 million ($2.7 million after-tax) associated with the closure of the PD Austria facility, which included severance-related, plant removal and dismantling expenses, and take-or-pay contracts.
     Due to continued depressed market conditions, in the 2004 second quarter, $0.6 million ($0.5 million after-tax) was recognized for asset impairments at our Hopkinsville, Kentucky, magnet wire facility. The amount of the asset impairment was determined through an assessment of fair market value, as determined by an independent appraisal.
     In the 2004 third quarter, $1.1 million ($0.9 million after-tax) was recognized for asset impairment at our Hidalgo facility. This action resulted from the anticipated sale of the Hidalgo townsite. The amount of Hidalgo’s asset impairment was determined through the assessment of market value as determined by an independent appraisal.
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
     A $43.2 million charge ($34.3 million after-tax) was recognized for early debt extinguishment costs. (Refer to Note 14, Debt and Other Financing, for further discussion.)
     An $11.1 million charge ($9.9 million after-tax) was recognized for the write-down of two cost-basis investments.
     A $10.1 million gain (before and after taxes) was recognized for the sale of a miscellaneous asset associated with uranium royalty rights in Australia.
     In 2004, a tax benefit of $30.8 million was recognized for the reversal of the valuation allowance associated with deferred tax assets that are expected to be realized after 2004 at our 51 percent-owned El Abra copper mine. Also, a tax benefit of $30.0 million was recognized for the reversal of the valuation allowance associated with U.S. deferred tax assets that are expected to be realized after 2004 in the United States. Additionally in 2004, tax expense of $9.0 million was recognized for a valuation allowance for deferred tax assets at our Brazilian wire and cable operation. (Refer to Note 7, Income Taxes, for further discussion.)
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
     Due to continued excess capacity in the North American market, in the 2004 fourth quarter, we recognized an asset impairment charge of $5.9 million ($4.5 million after-tax) at our Columbian discontinued operations’ El Dorado, Arkansas, facility. The amount of the asset impairment was determined through an assessment of fair market value based on discounted projected cash flows.
     The following table summarizes special items and provisions for the year ended December 31, 2003:

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:*
PDMC –
Environmental provisions, net	$(5.5)	(5.2)	(0.06)

PDI –
Environmental provisions, net	0.4	0.4	0.01
Goodwill impairment charge	(0.9)	(0.9)	(0.01)
Asset impairment charges	(1.7)	(1.7)	(0.02)
Reassessment of prior restructuring programs	0.2	0.2	–

	(2.0)	(2.0)	(0.02)

Corporate and Other –
Environmental provisions, net	(23.8)	(22.7)	(0.26)
Environmental insurance recoveries, net	0.5	0.5	0.01
Historical Cyprus Amax legal matters	(2.9)	(2.9)	(0.03)
Potential Texas franchise tax matter	(8.0)	(8.0)	(0.09)

	(34.2)	(33.1)	(0.37)

	(41.7)	(40.3)	(0.45)

Miscellaneous income and expense, net
Gain on sale of cost-basis investment	6.4	6.4	0.07

Provision for taxes on income:
Tax benefit for additional 2001 net operating loss carryback	–	1.0	0.01

Special items and provisions, net from continuing operations	(35.3)	(32.9)	(0.37)

Discontinued operations:
Environmental provisions, net	0.5	0.5	0.01
Termination of foreign postretirement benefit plan	3.2	2.4	0.02

	3.7	2.9	0.03

Extraordinary gain on acquisition of partner’s one-third interest in Chino Mines Company	68.3	68.3	0.77

Cumulative effect of accounting change	9.7	8.4	0.09

	$46.4	46.7	0.52

*	Refer to Note 23, Business Segment Data, for special items and provisions by segment.

     A net charge for environmental provisions of $28.4 million ($27.0 million after-tax), which included the amount recognized in discontinued operations, was recognized for closed facilities and closed portions of operating facilities. (Refer to Note 21, Contingencies, for further discussion of environmental matters.)
     In the 2003 fourth quarter, we determined that the Laurinburg, North Carolina, and West Caldwell, New Jersey, facilities, both temporarily closed in the 2002 fourth quarter, would not be re-opened. This action resulted in asset impairment charges of $1.3 million (before and after taxes), which were determined through an assessment of fair value based on independent appraisals of the existing assets at these two plants. Additionally, a write-down of $0.4 million (before and after taxes) was recognized to reduce the carrying value of the assets of our Hopkinsville, Kentucky, facility, which was closed in 2000. This adjustment reflected our current view of the fair value of these assets. In addition, as part of our annual assessment of goodwill, we recognized an impairment charge of $0.9 million (before and after taxes) to write off the remaining goodwill balance of Phelps Dodge Magnet Wire, which was based on a comparison of the carrying value to the respective fair value using an estimate of discounted cash flows. Also during the quarter, we recorded a $0.2 million gain (before and after taxes) for the reassessment of termination benefits associated with the September 2002 restructuring program.
     Net insurance recoveries of $0.5 million (before and after taxes) were received in 2003 from settlements reached with several insurance companies on historical environmental liability claims.
     A charge of $2.9 million (before and after taxes) was recognized for historical Cyprus Amax legal matters. The Company acquired Cyprus Amax in October 1999.
     In the 2003 fourth quarter, a charge of $8.0 million (before and after taxes) was recognized for a potential Texas franchise tax matter. (Refer to Note 21, Contingencies, for further discussion.)
     A $6.4 million gain (before and after taxes) was recognized for the sale of a wire and cable cost-basis investment.
     In the 2003 fourth quarter, we determined that an additional $1.0 million income tax benefit could be recognized for a net operating loss carryback for 2001, resulting from 2002 U.S. tax legislation. (Refer to Note 7, Income Taxes, for further discussion.)
     In 2003, we recognized a gain of $3.2 million ($2.4 million after-tax) at our Columbian discontinued operations associated with the termination of a foreign postretirement benefit plan.
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
5. Investments and Long-Term Receivables
     Investments and long-term receivables at December 31 were as follows:

	2005	2004
Equity basis:
International wire and cable manufacturers	$6.3	5.9
Port Carteret (50%)	19.0	19.7
Duke Energy Luna, LLC (33%)*	0.2	13.3
Other	6.4	5.8
Cost basis investments, available-for-sale securities and notes receivable:
Southern Peru Copper Corporation**	—	13.2
Dynatec Corporation	14.2	—
First Quantum Minerals Ltd.	44.8	21.8
Long-term bond investments***	17.9	25.0
Other investments	10.6	4.8
Notes receivable and other	23.2	11.2

	$142.6	120.7

*	During 2005, $13.1 million of plant assets were distributed to PD from Duke Energy Luna, LLC (Luna). At December 31, 2005, our $0.2 million investment in Luna represented certain undistributed intangible assets.

**	On June 15, 2005, PD sold its 14.0 percent interest in Southern Peru Copper Corporation. Refer to Note 4, Special Items and Provisions, for further discussion.

***	Long-term bond investments included $0.8 million and $12.4 million to secure a letter of credit at December 31, 2005 and 2004, respectively. In addition, $8.0 million was secured by a trust at December 31, 2005.
     Equity earnings (losses) were as follows (in millions): 2005 — $2.7; 2004 — $1.9; 2003 — $2.7.
     Dividends from equity basis investments received were as follows (in millions): 2005 — $2.6; 2004 — $4.1; 2003 — $2.5.
     Condensed financial information for our equity basis investments at December 31 was as follows:

	2005	2004	2003
Sales	$172.4	155.0	123.1
Net income	$10.0	9.1	7.5

Net current assets	$25.2	19.4	25.6
Property, plant and equipment, net	86.2	127.6	87.6
Long-term debt	(28.5)	(28.4)	(29.1)
Other assets and liabilities, net	3.5	5.3	(1.4)

Net assets	$86.4	123.9	82.7

6. Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net for the years ended December 31 was as follows:

	2005	2004	2003
Interest income	$59.2	11.7	9.1
Southern Peru Copper Corporation dividend*	40.5	26.7	6.3
Trust assets mark-to-market:
Financial assurance assets	1.4	3.2	—
Non-qualified retirement benefit plan trust assets	2.2	2.8	4.6
Royalties and rental income	1.2	1.7	1.5
Foreign currency exchange gain (loss)	(0.1)	2.8	(1.9)
Miscellaneous non-operating expenses	(17.0)	(13.5)	(18.0)
Deferred proceeds from sale of Kisault townsite	2.5	—	—
Gain on sale of Kansanshi investment	1.7	—	—
Cost-basis investment impairments	—	(11.1)	—
Equatorial lawsuit settlement	—	9.5	—
Gain on sale of uranium royalty rights	—	10.1	—
Gain on sale of Viohalco investment	—	—	6.4
Other	1.7	1.4	2.0

	$93.3	45.3	10.0

*	On June 15, 2005, PD sold its 14.0 percent interest in Southern Peru Copper Corporation.
7. Income Taxes
     Geographic sources of income (loss) from continuing operations before taxes, minority interests, equity in net earnings (losses) of affiliated companies, extraordinary item and cumulative effect of accounting changes for the years ended December 31 were as follows:

	2005	2004	2003
United States	$1,322.3	662.7	(146.5)
Foreign	1,026.3	691.4	157.5

	$2,348.6	1,354.1	11.0

     The (provision) benefit for income taxes from continuing operations for the years ended December 31 was as follows:

	2005	2004	2003
Current:
Federal	$(288.2)	(15.1)	10.6
State	(7.8)	(7.2)	0.5
Foreign	(201.1)	(124.2)	(48.2)

	(497.1)	(146.5)	(37.1)

Deferred:
Federal	55.1	(43.5)	(1.6)
State	(13.0)	34.0	—
Foreign	(122.0)	24.7	11.1

	(79.9)	15.2	9.5

	$(577.0)	(131.3)	(27.6)

     A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate was as follows:

Expense (benefit)
	2005	2004	2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Candelaria dividends and unremitted earnings	5.2	—	—
Percentage depletion	(9.5)	(7.8)	(177.4)
Peruvian reinvestment deductions	(3.7)	—	—
Change in interest gains	(3.1)	—	—
International tax rate differential	(0.1)	(1.7)	(43.0)
State and local income taxes	0.6	1.7	(38.5)
Valuation allowance adjustments	0.3	(19.3)	436.9
Other items, net	(0.1)	1.8	37.9

	24.6%	9.7%	250.9%

     The difference between our effective income tax rate for 2005 and the U.S. federal statutory rate of 35 percent was primarily due to (i) withholding taxes on Candelaria’s dividends and unremitted earnings, (ii) percentage depletion deductions for regular tax purposes in the United States, (iii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion and (iv) the lack of tax charges on the Cerro Verde and Ojos del Salado change in interest gains, as we expect to permanently reinvest our portion of the related proceeds in those entities. The difference between the statutory income tax rate and our effective rate for 2004 was primarily due to percentage depletion deductions and the release of valuation allowances associated with net operating loss carryforwards and other deferred tax assets that were determined to be realizable as a result of increased taxable income from improved commodity prices. The difference in 2003 was primarily due to increased valuation allowance adjustments recorded against U.S. net operating loss carryforwards and other deferred tax assets that could not be used to offset earnings at international operations, partially offset by percentage depletion deductions.
     We paid federal, state, local and foreign income taxes of approximately $528 million in 2005, compared with approximately $126 million in 2004 and approximately $28 million in 2003. We received refunds of federal, state, local and foreign income taxes of approximately $10 million in 2005, compared with approximately $3 million in 2004 and approximately $80 million in 2003.

     Deferred income tax assets (liabilities) comprised the following at December 31:

	2005*	2004
Minimum tax credits	$566.1	344.8
Peruvian reinvestment deductions	41.8	—
Employee benefit plans	—	188.7
Reserves	351.1	247.7
Mining costs	67.5	27.0
Net operating loss carryforwards	68.7	472.1
Stock basis differences	52.5	—
Capital loss carryforwards	8.0	—
Hedging losses	81.8	—
Other	11.4	14.7

Deferred tax assets	1,248.9	1,295.0
Valuation allowances	(363.5)	(282.8)

Net deferred tax assets	885.4	1,012.2

Goodwill	—	(12.9)
Capitalized interest and financing costs	(36.0)	(63.2)
Depreciation	(800.7)	(863.3)
Mining properties	(264.6)	(242.2)
Intangible mining assets	(79.1)	(174.1)
Employee benefit plans	(81.4)	—

Deferred tax liabilities	(1,261.8)	(1,355.7)

	$(376.4)	(343.5)

*	Excluded deferred tax assets (liabilities) associated with discontinued operations.
     At December 31, 2005, we had minimum tax credits from continuing operations of approximately $566 million available for carryforward for U.S. federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year. In addition, the Company has minimum tax credits of approximately $5 million available for carryforward that are associated with discontinued operations.
     At December 31, 2005, the Company had U.S. state net operating loss carryforwards from continuing operations of approximately $832 million and from discontinued operations of approximately $81 million. U.S. state net operating loss carryforwards from continuing operations will expire as follows:

	1-5	6-10	Over 10
	Years	Years	Years
Net operating loss carryforwards:
U.S. — state	$134	40	658
     At December 31, 2005, the Company had Brazilian and Chilean net operating loss carryforwards from continuing operations of approximately $18 million and $6 million, respectively, which do not expire. The Brazilian net operating loss carryforwards can only be used to offset 30 percent of taxable income in any one year. The Company also had Peruvian net operating loss carryforwards from continuing operations of approximately $40 million that expire in 2009. The Company has Brazilian, United Kingdom and Italian net operating loss carryforwards associated with discontinued operations of approximately $40 million, $11 million and $4 million, respectively. The Brazilian and United Kingdom net operating loss carryforwards do not expire, while the Italian net operating loss carryforwards expire in 2010.
     On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. At December 31, 2005, our valuation allowances totaled $363.5 million and covered a portion of our minimum tax credits, a portion of our stock basis differences, a portion of our state net operating loss carryforwards, all of our Peruvian net operating loss carryforwards and all of our U.S. capital loss carryforwards. At December 31, 2004, our valuation allowances totaled $282.8 million and covered a portion of our minimum tax credits, a portion of our state net operating loss carryforwards and the deferred tax assets of our Brazilian wire and cable manufacturing operation.
     The $80.7 million increase in our valuation allowance during 2005 was primarily due to the impact of the U.S. corporate alternative minimum tax and limitations on the utilization of net operating and capital loss carryforwards. This increase comprised valuation allowances attributable to minimum tax credits ($61.2 million), a portion of our stock basis differences ($15.6 million), U.S. capital loss carryforwards ($8.0 million) and Peruvian net operating loss carryforwards ($14.2 million); partially offset by decreases associated with U.S. state net operating loss carryforwards ($9.3 million) and Brazilian net operating loss carryforwards ($9.0 million). Our valuation allowances decreased by $178.5 million and $47.1 million in 2004 and 2003, respectively, primarily as a result of the utilization of federal, state and foreign net operating loss carryforwards due to increased taxable income resulting from improved commodity prices.
     The Company reduced income taxes payable and increased capital in excess of par by $45.2 million and $2.3 million in 2005 and 2004, respectively, as a result of employee stock option exercises.
     The Internal Revenue Service (IRS) has completed its audit of the pre-acquisition Cyprus Amax income tax returns for the years 1997 through October 15, 1999. Because of loss carrybacks to these years from 2000, 2001 and 2002 claiming refunds totaling $1.9 million, the audit reports must be reviewed and approved by the Congressional Joint Committee on Taxation before they can become final. We expect this process to take place by the end of 2006.
     Phelps Dodge’s federal income tax returns for the years 2000 through 2002 are currently under examination by the IRS. Management believes that resolution of any issues raised, including application of those determinations to subsequent open years, will not have a material adverse effect on our consolidated financial condition or results of operations.
     In December 2005, the Company repatriated cash from international operations of approximately $240 million (PD’s share). As a result, the Company recognized taxes on foreign dividends of $82.5 million. Concurrent with its decision to repatriate cash, the Company determined that Candelaria’s earnings would no longer be indefinitely reinvested outside the United States. Accordingly, we increased our 2005 income tax provision by approximately $47 million associated with Candelaria’s 2005 earnings and recognized a special item for taxes of $43.1 million ($34.5 million, net of minority interest) associated with Candelaria’s unremitted earnings. In early January 2006, additional cash of approximately $100 million was repatriated, net of withholding taxes of approximately $6 million.

     With the exception of amounts provided for undistributed earnings of Candelaria and El Abra, income taxes have not been provided on our share (approximately $280 million) of undistributed earnings of our foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these earnings would generate additional foreign tax withholdings and domestic tax of approximately $24 million and $3 million, respectively.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four year period from 2004 through 2007, which could be extended, at the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. During 2005, Cerro Verde spent approximately $300 million on the sulfide expansion project, generating a total benefit of approximately $88 million. Based on Cerro Verde’s 2005 qualified earnings of approximately $153 million, a current benefit of approximately $46 million was recorded, with the remainder of approximately $42 million recorded as a deferred tax asset.
     The recent enactment of the American Jobs Creation Act of 2004 (the Act) caused us to reevaluate our current policy with respect to the repatriation of foreign earnings. The Act allows U.S. corporations to elect to deduct 85 percent of certain cash dividends received from qualifying foreign subsidiaries during a one-year period (2005 for PD), but also results in the loss of any foreign tax credits associated with these earnings. During the 2005 fourth quarter, we completed our evaluation of the repatriation provision and concluded that no election would be made. Our analysis determined that the 85 percent deduction did not result in a tax savings to Phelps Dodge as the U.S. tax liability associated with a repatriation of qualifying foreign earnings would be offset by available foreign tax credits.
8. Mill and Leach Stockpiles, Inventories and Supplies
     Mill and leach stockpiles, inventories and supplies at December 31, 2005, were as follows:

	PDMC	PDI	Total
Mill and Leach Stockpiles –
Current:
Mill stockpiles	$9.6	—	9.6
Leach stockpiles	27.0	—	27.0

	$36.6	—	36.6

Long-term:*
Mill stockpiles	$45.3	—	45.3
Leach stockpiles	88.0	—	88.0

	$133.3	—	133.3

Inventories —
Raw materials	$1.4	47.0	48.4
Work-in-process	27.4	11.7	39.1
Finished goods	202.6	39.4	242.0

	$231.4	98.1	329.5

Supplies	$192.0	7.7	199.7

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.
     Mill and leach stockpiles, inventories and supplies at December 31, 2004, were as follows:

	PDMC	PDI	Total
Mill and Leach Stockpiles –
Current:
Leach stockpiles	$26.2	—	26.2

Long-term:*
Mill stockpiles	$56.5	—	56.5
Leach stockpiles	74.5	—	74.5

	$131.0	—	131.0

Inventories –
Raw materials	$0.5	73.5	74.0
Work-in-process	24.4	12.3	36.7
Finished goods	206.0	75.4	281.4

	$230.9	161.2	392.1

Supplies	$165.0	27.7	192.7

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.
     Mill and leach stockpiles valued by the last-in, first-out method would have been greater if valued at current costs by approximately $1,003 million and $681 million at December 31, 2005 and 2004, respectively. Current costs for mill and leach stockpiles for both 2005 and 2004 are significantly higher than their respective carrying costs primarily due to 0.7 million tons at December 31, 2005 and 2004, of copper contained in leach stockpiles that are carried at a zero value. That material was originally mined as waste, but, as a result of changes in our technological capabilities, now is expected to be processed. In addition, current costs in 2005 increased compared with 2004 due to higher mining costs.
     Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $537 million and $267 million at December 31, 2005 and 2004, respectively.

     Supplies are stated net of a reserve for obsolescence of $29.0 million and $33.0 million at December 31, 2005 and 2004, respectively. We use valuation allowances for defective, unusable or obsolete inventories.
9. Property, Plant and Equipment
     Property, plant and equipment at December 31 comprised the following:

	2005	2004
Buildings, machinery and equipment	$7,028.8	7,786.2
Mining properties	1,604.5	1,656.7
Capitalized mine development	221.2	216.2
Land and water rights	126.0	147.9

	8,980.5	9,807.0
Less accumulated depreciation, depletion and amortization	4,149.6	4,488.1

	$4,830.9	5,318.9

Refer to Note 21, Contingencies, for discussion of asset retirement costs.
10. Goodwill
     Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, were as follows:

	Primary	Wire
	Molyb-	and
	denum	Cable	Colum-
	Segment	Segment	bian	Total
Balance as of December 31, 2003	$—	20.7	77.7	98.4
Foreign currency translation adjustments	—	—	5.1	5.1

Balance as of December 31, 2004	$—	20.7	82.8	103.5
Foreign currency translation adjustments	—	0.1	8.2	8.3
Additions	1.5	—	—	1.5
Impairment losses	—	—	(89.0)	(89.0)
Disposition of Columbian Chemicals*	—	—	(2.0)	(2.0)

Balance as of December 31, 2005	$1.5	20.8	—	22.3

*	Included in long-term assets held for sale in our Consolidated Balance Sheet.
     The Company completed its annual goodwill impairment testing as of December 31, 2005 and 2004. In connection with the agreement to sell Columbian, an impairment charge of $89.0 million was recorded in the 2005 fourth quarter to reduce the carrying value of Columbian to its estimated fair value less costs to sell.
11. Other Assets and Deferred Charges
Other assets and deferred charges at December 31 were as follows:

	2005	2004
Employee benefit plans*	$316.9	36.3
Debt issue costs	28.1	12.7
Financial assurance trust assets**	90.9	85.3
Global environmental trust assets***	100.0	—
Non-qualified retirement benefits trust assets	67.3	48.6
Other	16.5	8.3

	$619.7	191.2

*	Refer to Note 12, Accounts Payable and Accrued Expenses, for short-term liability; Note 13, Other Liabilities and Deferred Credits, for long-term liability; Note 17, Pension Plans; and Note 18, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Legally restricted funds for the use of asset retirement obligation activities at Chino, Tyrone and Cobre at December 31, 2005, and at Chino and Tyrone at December 31, 2004.

***	Trust assets designated for reclamation and remediation activities. Refer to Note 21, Contingencies, for further discussion.
12. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31 were as follows:

	2005	2004
Accounts payable	$602.5	513.7
Accrued copper hedges*	382.7	21.9
Salaries, wages and other compensation	63.2	69.6
Pension, postretirement, postemployment and other employee benefit plans**	66.5	88.3
Insurance claims reserves***	11.9	10.6
Environmental reserves***	82.3	64.1
Asset retirement obligations***	81.4	34.3
Smelting, refining and freight	8.7	9.3
Other accrued taxes	40.0	38.6
Accrued utilities	15.7	17.7
Interest****	11.3	15.1
Professional fees	13.9	11.9
Legal matters	1.5	16.2
Maintenance contracts/contractor accruals	31.7	30.0
Other	32.4	30.8

	$1,445.7	972.1

*	Accrued copper hedges included realized pre-tax charges of $187.2 million associated with the 2005 copper price protection programs and unrealized pre-tax charges of $164.0 million associated with the 2006 copper price protection program at December 31, 2005.

**	Refer to Note 13, Other Liabilities and Deferred Credits, for long-term portion; Note 17, Pension Plans; and Note 18, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

***	Short-term portion of these reserves. Refer to Note 13, Other Liabilities and Deferred Credits, for long-term portion of reserves and Note 21, Contingencies, for further discussion.

****	Third-party interest paid by the Company in 2005 was $88.0 million, compared with $134.6 million in 2004 and $154.2 million in 2003.

13. Other Liabilities and Deferred Credits
      Other liabilities and deferred credits at December 31 were as follows:

	2005	2004
Pension, postretirement, postemployment and other employee benefit plans*	$245.0	586.6
Environmental reserves**	285.6	239.5
Asset retirement obligations**	317.0	240.9
Insurance claims reserves**	47.1	32.8
Other***	39.5	7.5

	$934.2	1,107.3

*	Refer to Note 12, Accounts Payable and Accrued Expenses, for short-term portion; Note 17, Pension Plans; and Note 18, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Refer to Note 12, Accounts Payable and Accrued Expenses, for short-term portion of reserves and Note 21, Contingencies, for further discussion.

***	Other included unrealized pre-tax charges of $34.6 million associated with the 2007 copper price protection program at December 31, 2005.
14. Debt and Other Financing
     Long-term debt at December 31 is summarized below:

	2005	2004
6.625% Notes due 2005	$—	41.1
7.375% Notes due 2007	61.8	63.0
8.75% Notes due 2011	109.0	388.8
9.50% Notes due 2031	196.9	196.9
6.125% Notes due 2034	149.8	149.8
7.125% Debentures due 2027	115.0	115.0
Capital Lease Obligations	—	0.1
Columbian Chemicals Korea	—	2.0
Cerro Verde Project Financing	20.0	—
El Abra Subordinated Debt	—	34.3
Electroconductores de Honduras, S.A. de C.V.	1.5	—
Phelps Dodge Brazil, Ltda.	0.2	0.1
Various Pollution Control and Industrial Development Revenue Bonds due through 2009	26.0	27.0

Long-term debt and capital lease obligations, including current portion	680.2	1,018.1
Less current portion	2.5	45.9

Long-term debt and capital lease obligations, excluding current portion	$677.7	972.2

     The amounts included above are shown net of unamortized discounts and purchase price adjustments of $1.5 million and $2.8 million at December 31, 2005 and 2004, respectively.
     The following is a table of future maturities of long-term debt at December 31, 2005:

		Project and
		Subsidiary
	Corporate	Debt Financing	Total
2006	$2.4	0.1	2.5
2007	62.9	—	62.9
2008	0.2	2.6	2.8
2009	23.4	2.5	25.9
2010	0.3	4.0	4.3
Thereafter	569.3	12.5	581.8

	$658.5	21.7	680.2

     In October 2005, we retired our remaining outstanding 6.625 percent Notes ($41.1 million), then due, in their entirety. In March 2004, we completed a tender offer for these notes, which resulted in the retirement of long-term debt with a book value of $182.3 million. During the 2004 first quarter, we recognized a pre-tax loss of $9.0 million, including purchase premiums.
     The 7.375 percent Notes, due May 15, 2007, bear interest payable semi-annually on May 15 and November 15. These notes are not redeemable by the Company prior to maturity and will not be entitled to any sinking fund. In March 2004, we completed a tender offer for these notes, which resulted in the retirement of long-term debt with a book value of $122.8 million. During the 2004 first quarter, we recognized a pre-tax loss of $9.5 million, including purchase premiums.
     The 8.75 percent Notes, due June 1, 2011, and the 9.5 percent Notes, due June 1, 2031, bear interest payable semi-annually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of the Company, at a redemption price equal to any accrued and unpaid interest plus the greater of (i) 100 percent of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, on a semi-annual basis, at the yield of a U.S. Treasury security having a comparable maturity to the remaining term of the notes plus, in the case of the notes due 2011, 45 basis points and, in the case of the notes due 2031, 50 basis points. The notes are not entitled to any sinking fund. In July 2005, we completed a tender offer for the 8.75 percent Notes, which resulted in the retirement of long-term debt with a book value of $280.1 million. During the 2005 third quarter, we recognized a pre-tax loss of $54.0 million, including purchase premiums.
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
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in an overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine. Export credit agencies and commercial banks supporting the debt-financing facility include the Japan Bank for International Cooperation (JBIC), KfW banking group of Germany (KfW), Calyon New York Branch, Mizuho Corporate Bank of Japan, Scotia Capital of Canada and the Royal Bank of Scotland. The JBIC facility also includes Sumitomo Mitsui Banking Corp. and Bank of Tokyo Mitsubishi. Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company and the other minority interest partners to pledge their respective shares of Cerro Verde. The specific commitments are allocated as follows: (i) JBIC facility with two tranches totaling up to $247.5 million (Tranche A of $173.25 million and Tranche B of $74.25 million), (ii) KfW facility totaling up to $22.5 million and (iii) commercial bank loan facility up to $180.0 million, of which $90.0 million represents a stand-by facility intended to be replaced by the issuance of Peruvian bonds currently planned for 2006. The financing has a maximum 10-year term, and repayment consists of 16 semi-annual installments commencing on the earlier of the March 20 or the September 20 next occurring after the earlier of commencement of commercial operations or March 20, 2008. Under the JBIC and commercial bank loan facilities, interest is payable at a floating rate based on LIBOR, plus a fixed margin. Under the KfW facility, interest is payable at a variable or fixed rate, determined by Cerro Verde based on market rates at the time of drawdown. As of December 31, 2005, our Cerro Verde copper mine, in which we own a 53.6 percent equity interest, had outstanding project-financed debt of $20.0 million. This debt comprised (i) the JBIC facility with two tranches totaling $13.75 million (Tranche A: $9.625 million and Tranche B: $4.125 million), (ii) the KfW facility totaling $1.25 million and (iii) borrowings under the commercial bank loan facility totaling $5.0 million. The weighted average interest rate of this debt at December 31, 2005, was 5.42 percent.
     On December 14, 2005, Cerro Verde entered into a Peruvian bond indenture with an aggregate principal amount not to exceed $250 million. The indenture has been filed for review with, and is subject to the approval of, the National Supervisory Commission of Companies and Securities of Peru. We are planning to issue bonds of up to $90 million during 2006. As of February 23, 2006, no bonds have been issued under the indenture.
     In April 2005, our Columbian Chemicals Korea (South Korea) operation retired its bank loan of $2.0 million.
     In July 2005, El Abra fully repaid subordinated debt of $34.3 million to Corporación Nacional del Cobre de Chile, its minority owner.
     The various pollution control and industrial development revenue bonds are due through 2009. The interest on the bonds is paid either quarterly or semi-annually at various times of the year. The interest rates on the bonds at December 31, 2005, ranged from 2.6 percent to 6.125 percent. In February 2004, Phelps Dodge deposited with the Trustee an amount sufficient to redeem its 7.25 percent Industrial Revenue Bonds and Pollution Control Bonds (Amax Nickel Refining Company, Inc.) Series 1979, which were due in 2009. These bonds had an aggregate book value of $5.5 million and were purchased at 100 percent of their face value, plus accrued interest.
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
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. This agreement provides for a facility fee (currently 12.5 basis points) ranging from 8 basis points to 20 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 10 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 50 basis points) range from 27 basis points to 80 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At December 31, 2005, there was a total of $73.8 million of letters of credit issued under the new revolver. Total availability under the revolving credit facility at December 31, 2005, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     In 2004, we terminated our commercial paper program, which was established on August 15, 1997, under a private placement agency agreement between the Company and two placement agents.
     In December 2005, our Columbian Chemicals Canada operation fully repaid its short-term debt outstanding ($2.8 million) against its revolving credit facility.
     Short-term debt was $14.3 million, all by our international operations, at December 31, 2005, compared with $78.8 million at December 31, 2004.
     The weighted average interest rate on total short-term borrowings at December 31, 2005 and 2004, was 7.79 percent and 3.04 percent, respectively.
15. Shareholders’ Equity
     As of December 31, 2005, there were 101.6 million shares of common stock outstanding and 1.7 million shares authorized for repurchase. On May 27, 2005, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 300 million shares.
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split will be effected in the form of a 100 percent stock dividend and will increase the number of shares outstanding to approximately

203.2 million from approximately 101.6 million. Common shareholders of record at the close of business on February 17, 2006, will receive one additional share of common stock for every share they own as of that date. The additional shares will be distributed on March 10, 2006. The Company’s common stock will begin trading at its post-split price at the beginning of trading on March 13, 2006. (Refer to Note 24, Stock Split, for further discussion.)
     On August 15, 2005, our Series A Mandatory Convertible Preferred Stock (Series A Stock) automatically converted, at the rate of 2.083, into 4.2 million shares of common stock. The conversion rate was based on the average closing market price for the 20 consecutive trading days ending with the third trading day immediately preceding the conversion date. Each share of Series A Stock was non-voting and entitled to an annual dividend of $6.75, paid quarterly. At December 31, 2005, there were 6.0 million shares of preferred stock authorized under our restated certificate of incorporation with a par value of $1.00; none outstanding.
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
     The 2003 plan provides (and the 1993 and 1998 plan provided) for the award to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). There were 774,367 shares of Restricted Stock outstanding and 1,690,556 shares available for award at December 31, 2005.
     At December 31, 2005, 3,823,602 shares were available for option grants (including 1,690,556 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998 or 1993 plans.
     During 2005, 2004 and 2003, the Company awarded 290,700, 256,135 and 118,000 shares, respectively, of Restricted Stock under the 2003 and 1998 plans, with weighted-average fair values at the date of grant of $102.15, $74.55 and $34.95 per share, respectively. Compensation expense recorded in 2005, 2004 and 2003 for Restricted Stock was $12.2 million, $8.0 million and $4.5 million, respectively. Restricted Stock generally becomes fully vested in five years. Although the 2005 and 2004 awards become fully vested in five years, a majority of the shares included in those awards have graded-vesting features in which a portion of the shares will vest on the third and fourth anniversaries of the award.
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
     The Phelps Dodge Corporation Directors Stock Unit Plan (effective January 1, 1997) provides to each non-employee director serving on the board since November 15 of the preceding year an annual award of stock units having a value of $75,000 as of the date of grant. This plan also replaced the Company’s 1989 Directors Stock Option Plan. On February 1, 2006, the plan was amended to provide pro rata awards for those directors elected after November 15, 2005, based on the number of days in 2006 on which the director is expected to serve on the board. The options granted under the 1989 Directors Stock Option Plan expire three years after the termination of service as a director. No further options may be granted under the 1989 plan.
     Stock option plans as of December 31, 2003, 2004 and 2005, and changes during the year for the combined plans were as follows:

		Average Option
	Shares	Price Per Share
Outstanding at December 31, 2002	8,934,601	$55.36
Granted	15,500	43.23
Exercised	(1,958,523)	50.82
Expired or terminated	(501,536)	74.32

Outstanding at December 31, 2003	6,490,042	55.23
Granted	101,300	74.61
Exercised	(4,729,866)	58.31
Expired or terminated	(133,150)	73.72

Outstanding at December 31, 2004	1,728,326	46.52
Granted	133,900	96.19
Exercised	(1,293,320)	45.73
Expired or terminated	(13,319)	76.07

Outstanding at December 31, 2005	555,587	59.64

Exercisable at December 31, 2003	5,564,676	58.12

Exercisable at December 31, 2004	1,372,169	45.62

Exercisable at December 31, 2005	351,141	43.21

     Options outstanding based on a range of exercise prices at December 31, 2005, were as follows:

			Weighted Average
Range of	Options	Weighted Average	Outstanding
Exercise Prices	Outstanding	Remaining Term	Option Price
$27-40	70,848	6 years	$34.51
40-60	265,047	6 years	43.36
60-80	86,692	8 years	73.89
80-100	133,000	9 years	96.19

	555,587

     Exercisable options by plan at December 31, 2005, were as follows:

		Weighted Average
		Option Price
	Shares	Per Share
PD Plans
2003 Plan	11,265	$74.61
1998 Plan	323,595	41.41
1993 Plan	8,000	66.94
1989 Directors Stock Option Plan	8,036	48.28
Cyprus Amax Plans	245	44.46

	351,141

     Exercisable options by range of exercise prices at December 31, 2005, were as follows:

	Options	Weighted Average
Range of	Exercisable	Outstanding
Exercise Prices	at 12/31/05	Option Price
$27-40	68,181	$34.58
40-60	262,547	43.25
60-80	20,413	71.57

	351,141

    Equity compensation plans at December 31, 2005, were as follows:

	(a)	(b)	(c)
Plan Category	Number of	Weighted-	Number of securities
	securities to	average	remaining for future
	be issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected
	and rights	and rights	in column (a))
Equity compensation	555,587	$59.64	3,823,602
plans approved by
security holders

Equity compensation	*	*	*
plans not approved
by security holders*

Total			3,823,602

*	Two plans in which members of the board of directors may participate and that have not been approved by security holders include provisions that authorize, under certain circumstances, the issuance of equity shares. The Phelps Dodge Corporation Directors Stock Unit Plan, effective as of January 1, 1997, provided for an annual grant of 450 units in each of 1998, 1999, and 2000. Commencing in 2001 and continuing through 2004, the grants were equal in value to $50,000, increasing to $75,000 for awards on and after January 1, 2005, with pro rated awards permitted with respect to services to be performed in 2006. Commencing in 2001, these grants were based upon the fair market value of a share of PD stock on the day preceding the date of grant. Participants in this plan may elect to receive distributions from this plan in a lump sum or installments, in the form of PD common shares or cash following termination from service as a director. This plan terminates in accordance with its terms on December 31, 2006. Directors may elect, in accordance with the provisions of the Deferred Compensation Plan for the Directors of Phelps Dodge Corporation, effective as of January 1, 1999, to defer the payment of their directors’ fees, and if they so elected, to receive in the future the payment of those fees in PD common shares or cash. Participating directors may elect to receive a distribution from this plan, no later than the plan year in which the director reaches age 75, either in cash or in shares of PD common stock or in a specified combination thereof. Based on the nature of these plans, (1) column (b) is not applicable, as there is no exercise price related to the units, and (2) it is not possible to determine the exact number of equity securities that remain for future issuance under these plans, although the number of shares already issued under these plans since their inception is not material.

     Changes during 2003, 2004 and 2005 in Restricted Stock were as follows:

Shares
Outstanding at December 31, 2002	359,184
Granted	118,000
Terminated	(6,200)
Released	(19,078)

Outstanding at December 31, 2003	451,906
Granted	256,135
Terminated	(12,150)
Released	(85,296)

Outstanding at December 31, 2004	610,595
Granted	290,700
Terminated	(18,850)
Released	(108,078)

Outstanding at December 31, 2005	774,367

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	1.04%	0.00%	0.00%
Expected stock price volatility	39.8%	41.3%	43.4%
Risk-free interest rate	3.8%	3.3%	2.9%
Expected life of options	5 years	5 years	5 years
     The weighted-average fair value of options per share granted during 2005 was $35.54 per share, compared with $30.51 in 2004 and $18.06 in 2003.
17. Pension Plans
     We have trusteed, non-contributory pension plans covering substantially all our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which the benefits are calculated for any particular group of employees. With respect to certain of these plans, the benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, the benefits are calculated based on a fixed amount for each year of service. Participants generally vest in their accrued benefits after five years of service. We expect benefit payments, which reflect expected future service, from these plans to be approximately $77 million in 2006, $78 million in 2007, $79 million in 2008, $81 million in 2009, $83 million in 2010 and $459 million for 2011 through 2015.
     Our funding policy provides that contributions to pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans; or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time. In 2005 and 2004, the Company made additional cash contributions of $250 million and $85 million, respectively, to the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees. As a result of these contributions, the entire benefit obligation for these plans is funded at year-end 2005. The Company is not anticipating any further appreciable funding requirements for these plans through 2008. In addition, the Company made cash contributions of approximately $7 million for plans at international subsidiaries and a supplemental retirement plan. The Company expects to make approximately $4 million in cash contributions during 2006 for these plans.
     In some of our plans, the plan assets exceed the accumulated benefit obligations (overfunded plans), while in the remainder, the accumulated benefit obligations exceed the plan assets (underfunded plans). The following table presents the underfunded plans at December 31:

	2005	2004

Projected benefit obligation	$133	1,343
Accumulated benefit obligation	$123	1,235
Fair value of plan assets	$51	1,007
     Our pension plans were valued between December 1, 2003, and January 1, 2004, and between December 1, 2004, and January 1, 2005. Obligations were projected to and assets were valued as of the end of 2004 and 2005. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of the plan assets is invested in pooled real estate and other private investment funds.
     The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Phelps Dodge Retirement Plan and U.S. pension plans for bargained employees, constituted 96 percent of total plan assets as of year-end 2005. These plans accounted for approximately 90 percent of benefit obligations. The following table represents the asset mix of the investment portfolio for this trust at December 31:

	2005	2004

Asset category:
Equity securities	58%	56%
Fixed income	34	34
Real estate	5	6
Other	3	4

	100%	100%

     At December 31, 2005, the equity securities included 41 percent U.S. equities, 10 percent international equities and 7 percent emerging market equities; and the fixed income included 19 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 4 percent U.S. high yield and 3 percent treasury inflation-protected securities. At December 31, 2004, the equity securities included 36 percent U.S. equities, 12 percent international equities and 8 percent emerging market equities; and the fixed income included 17 percent U.S. fixed income, 5 percent international fixed income, 3 percent emerging market fixed income, 5 percent U.S. high yield and 4 percent treasury inflation-protected securities.
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
     Our expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum during the 20 years beginning December 1, 2005, with a standard deviation of 10.6 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.5 percent with a premium for active management of 0.5 percent. Our rate of return and standard deviation estimates remain unchanged from December 1, 2004.
     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of our plans and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and increase the amount of recorded pension expense (or decrease recorded pension income) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to year-end 2005 will be reflected in the results of operations by January 1, 2011.
     The fair value of all plan assets ($1,316 million at year-end 2005 and $1,019 million at year-end 2004) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.
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
     Our benefit obligation totaled $1,351 million at year-end 2005 and 2004. At year-end 2005, our benefit obligation included approximately $143 million associated with the Columbian discontinued operations, of which approximately $72 million will be assumed by the buyer. Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments. For our U.S. plans, we utilized a nationally recognized, third-party actuary to assist in the determination of the discount rate based on expected future benefit payments for service to date together with the Citibank Pension Discount Curve. This approach generated a discount rate of approximately 5.63 percent for our U.S. pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.
     We periodically review our actual asset mix, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary. Our assumption concerning the average rate of compensation increase was 4 percent for all periods.
     The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used at December 31:

	2005	2004

Weighted-average assumptions:
Discount rate	5.63%	5.75%
Rate of increase in salary levels	4.00%	4.00%

Change in benefit obligation:
Benefit obligation at beginning of year	$1,351	1,197
Service cost — benefits earned during the period	28	24
Interest cost on benefit obligation	74	72
Plan amendments	2	1
Actuarial (gain) loss	(15)	126
Benefits paid	(84)	(76)
Special retirement benefits	4	1
Currency translation adjustments	(9)	6

Benefit obligation at end of year	$1,351	1,351

Change in plan assets:
Fair value of plan assets at beginning of year	$1,019	893
Actual return on plan assets	129	106
Employer contributions	257	92
Currency translation adjustments	(5)	4
Benefits paid	(84)	(76)

Fair value of plan assets at end of year	$1,316	1,019

Funded status	$(35)	(332)
Unrecognized actuarial loss	302	377
Unrecognized prior service cost	12	16

Net amount recognized	$279	61

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$314	7
Accrued benefit liability	(72)	(228)
Intangible asset	1	18
Deferred tax benefit	10	34
Accumulated other comprehensive loss	26	230

Net amount recognized	$279	61

     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic benefit cost for the associated year consist of the following:

	2005	2004	2003

Weighted-average assumptions:
Discount rate	5.75%	6.25%	6.75%
Expected long-term rate of return	8.50%	8.50%	8.75%
Rate of increase in salary levels	4.00%	4.00%	4.00%

Components of net periodic benefit cost:
Service cost — benefits earned during the period	$28.1	23.6	20.9
Interest cost on benefit obligation	74.3	72.0	72.1
Expected return on plan assets	(86.1)	(84.1)	(86.4)
Amortization of transition obligation	0.1	0.1	0.1
Amortization of prior service cost	3.6	3.4	3.5
Amortization of actuarial loss	14.0	3.2	2.8
Curtailments and special retirement benefits	5.3	0.8	2.0
Recognized prior service cost	—	—	0.2

Net periodic benefit cost	$39.3	19.0	15.2

     We recognize a minimum liability in our financial statements for our underfunded pension plans. The accrued pension benefit cost was $72 million, which included an additional minimum liability of $37 million (included $22 million in other liabilities and deferred credits and $15 million in long-term liabilities related to assets held for sale) at December 31, 2005, compared with $228 million, which included an additional minimum liability of $282 million (included in other liabilities and deferred credits) at December 31, 2004. The additional minimum liability was offset by a $1 million intangible asset (included in other assets and deferred charges), a $26 million reduction in shareholders’ equity and a $10 million deferred tax benefit (included $5 million in long-term liabilities related to assets held for sale) at December 31, 2005, compared with a $18 million intangible asset (included in other assets and deferred charges), a $230 million reduction in shareholders’ equity and a $34 million deferred tax benefit at December 31, 2004.
18. Postretirement and Other Employee Benefits Other Than Pensions
     We record obligations for postretirement medical and life insurance benefits on the accrual basis. One of the principal requirements of this method is that the expected cost of providing such postretirement benefits be accrued during the years employees render the necessary service.
     Our postretirement plans provide medical coverage benefits for many employees retiring from active service. The coverage is provided on a non-contributory basis for certain groups of retirees and on a contributory basis for other groups. During 2005, the Company eliminated postretirement life insurance coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for all active employees who separate from service and retire on or after January 1, 2006. During 2005, the Company also eliminated postretirement medical coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for employees hired or rehired on or after February 1, 2005.
     During 2005, the majority of the premiums for life insurance benefits were paid out of a previously established life insurance funding arrangement (LIFA) maintained by an insurance company. In December 2005, the Company established and funded the VEBA trusts to pre-fund certain postretirement obligations. The trusts will help provide assurance to participants in these plans that the Company will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. The trusts, however, will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. On December 21, 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. In the future, the majority of postretirement medical benefits and life insurance premiums will be paid from these VEBA trusts. We expect benefit payments for postretirement medical and life coverage, which reflect expected future service, from these plans to be approximately $26 million per year through 2010 and $110 million for the period from 2011 to 2015.
     Our funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. Contributions for our postretirement benefit plans were approximately $228 million in 2005 and $30 million in 2004. The large increase in 2005 is primarily due to the $200 million contribution, as discussed above.
     The following table represents the asset mix of the investment portfolio for our postretirement benefit plans at December 31:

	2005	2004

Asset category:
Core U.S. fixed income	98%	60%
Growth equity	2	40

	100%	100%

     The fair value of all plan assets in the LIFA and the VEBA trusts is impacted by general market conditions. If actual returns on plan assets vary from expected returns, actual results could differ.
     A third-party independent actuary determines our net postretirement liability and associated income or expense. We recognize in our financial statements an accrued liability for the difference between postretirement cost and contributions to the plans.
     The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust and the current economic environment, we expect our postretirement medical and life assets will earn an average of 3.50 and 5.00 percent per annum, respectively, over the long-term beginning January 1, 2006.
     Our benefit obligation totaled $281 million and $363 million at year end 2005 and 2004, respectively. Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments. For our U.S. plans, we utilized a nationally recognized, third-party actuary to assist in the determination of the discount rate based on expected future benefit payments for service to date from the postretirement medical and life insurance benefit plans together with the Citibank Pension Discount Curve. This approach generated a discount rate of 5.37 percent for the postretirement medical plan and 5.41 percent for the postretirement life insurance plan. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.
     We periodically review our actual asset mix, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary.

     The following table presents the change in benefit obligation, change in plan assets, the funded status of the postretirement benefit plans and the assumptions used at December 31:

	2005	2004

Weighted-average assumptions:
Discount rate — medical retiree	5.37%	5.75%
Discount rate — life retiree	5.41%	6.00%

Change in benefit obligation:
Benefit obligation at beginning of year	$363	389
Service cost — benefits earned during the year	4	5
Interest cost on benefit obligation	20	23
Plan amendments	(30)	—
Actuarial (gain) loss	(41)	(22)
Benefits paid, net of employee contributions	(30)	(32)
Curtailments	(6)	—
Special retirement benefits	1	—

Benefit obligation at end of year	$281	363

Change in plan assets:
Fair value of plan assets at beginning of year	$3	5
Employer contributions	228	30
Benefits paid, net of employee contributions	(30)	(32)

Fair value of plan assets at end of year	$201	3

Unfunded status	$(80)	(360)
Unrecognized actuarial (gain) loss	(28)	19
Unrecognized prior service (benefit) cost	(22)	8

Net amount recognized — accrued liability	$(130)	(333)

     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic postretirement benefit cost were as follows:

	2005	2004	2003

Weighted-average assumptions:
Discount rate — medical retiree	5.75%	6.25%	6.75%
Discount rate — life retiree	6.00%	6.25%	6.75%
Expected long-term rate of return on plan assets	6.50%	6.50%	8.00%

Components of net periodic benefit cost:
Service cost — benefits earned during the year	$4.3	5.4	4.4
Interest cost on benefit obligation	19.6	23.3	23.4
Expected return on plan assets	(0.1)	(0.3)	(0.6)
Amortization of prior service cost	0.3	1.3	1.3
Recognized net actuarial loss (gain)	0.5	0.4	(0.4)
Curtailments and special retirement benefits	0.8	—	12.5

Net periodic benefit cost	$25.4	30.1	40.6

     The assumed medical care trend rates at December 31 were:

	2005	2004

Medical care cost trend rate assumed for major medical plan for the next year	10%	11%
Medical care cost trend rate assumed for basic only plan for the next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2011
     Assumed medical care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefits. A 1-percentage-point change in the medical care cost trend rates assumed for postretirement medical benefits would have the following effects:

	1 Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$0.8	(0.7)
Effect on postretirement benefit obligation	$13.5	(11.8)
     In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004, and for periods thereafter reflect amounts associated with the subsidy.
     We have a number of postemployment plans covering severance, long-term disability income, health-care, life insurance, continuation of health and life insurance coverage for disabled employees or other welfare benefits. At December 31, 2005, the accumulated postemployment disability benefit consisted of a current portion of $9.7 million (included $8.8 million in accounts payable and accrued expenses and $0.9 million in liabilities related to assets held for sale) and a long-term portion of $39.6 million (included $34.2 million in other liabilities and deferred credits and $5.4 million in long-term liabilities related to assets held for sale). At December 31, 2004, the accumulated postemployment disability benefit consisted of a current portion of $9.1 million (included in accounts payable and accrued expenses) and a long-term portion of $33.2 million (included in other liabilities and deferred credits).
     We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The principal savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. In this plan, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options, including company stock. Participants also may direct their contributions into a brokerage option through which they can invest in stocks, bonds and mutual funds. Participants may change investment direction or transfer existing balances at any time without restriction, with some exceptions for certain officers and other insiders. We match a percentage of employee pre-tax deferral contributions up to certain limits. These matching contributions are made in cash, which is immediately invested according to each employee’s current investment direction. Our matching contributions amounted to $31.0 million in 2005, $17.1 million in 2004 and $11.4 million in 2003. Our principal savings plan includes a profit sharing feature for our salaried employees, which is based on the Company’s financial performance for the applicable year. Included in the matching contributions were profit sharing contributions of $17.8 million in 2005 and $5.2 million in 2004 based on the Company’s performance in the 2004 and 2003 plan years, respectively. There were no profit sharing contributions in 2003 (for the 2002 plan year). At December 31, 2005, we had accrued $19.7 million for the estimated 2005 plan year profit sharing contribution, which is payable in 2006.
19. Commitments
     Phelps Dodge leases various types of properties, including offices, equipment and mineral interests. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.
     Summarized below at December 31, 2005, are future minimum rentals and royalties under non-cancelable leases:

	Operating	Mineral
	Leases*	Royalties

2006	$18.2	1.9
2007	17.3	1.9
2008	15.9	1.9
2009	12.3	1.9
2010	11.6	1.7
After 2010	19.7	10.7
Total payments	$95.0	20.0

*	Included $6.9 million of non-cancelable leases associated with discontinued operations.
     Summarized below at December 31, 2005, is future sub-lease income:

Sub-lease
Income
2006	$0.5
2007	0.5
2008	0.5
2009	0.5
2010	0.5
After 2010	0.8

$3.3

     Rent and royalty expenses for the years ended December 31 were as follows:

	2005	2004	2003

Rental expense	$32.7	33.8	23.0
Mineral royalty expense	1.3	1.3	1.3

	$34.0	35.1	24.3

     Phelps Dodge has unconditional purchase obligations (take-or-pay contracts with terms in excess of one year) of $842.1 million, comprising the procurement of petroleum-based products (approximately 42 percent); transportation (approximately 16 percent); electricity (approximately 16 percent); other supplies and services (approximately 8 percent); copper anodes (approximately 7 percent); sulfuric acid (approximately 5 percent); port fee commitments (approximately 3 percent); natural gas (approximately 2 percent); and oxygen (approximately 1 percent) that are essential to our operations worldwide. Obligations for petroleum-based feedstock, which is converted into carbon black, are for specific quantities and will ultimately be purchased based upon prevailing market prices at the time. These petroleum-based products may be re-sold to others if circumstances warrant. Transportation obligations are primarily for Candelaria and Cerro Verde contracted ocean freight rates and El Abra sulfuric acid freight arrangements. Approximately 52 percent of our take-or-pay electricity obligations are through PD Energy Services, the legal entity used to manage power for PDMC, at generally fixed-price arrangements. PD Energy Services has the right and the ability to resell the electricity as circumstances warrant. Some of our unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In such cases, the amount of the actual obligation may change over time due to market conditions. Obligations for copper anode provide for deliveries of specified volumes, at market-based prices, to our El Paso refinery. Our sulfuric acid purchases provide for deliveries of specified volumes, based on negotiated rates, to El Abra and Cerro Verde. Columbian’s carbon black facility in the United Kingdom has port fee commitments over approximately 43 years, and our copper mine in Peru has port fee commitments over approximately 21 years. Obligations for natural gas provide for deliveries of specified volumes, at market-based prices, primarily to Columbian’s carbon black operation in Brazil. Our oxygen obligations provide for deliveries of specified volumes, at fixed prices, to Bagdad. In addition, we have unconditional purchase obligations of approximately $627 million primarily associated with our Cerro Verde mine expansion and certain copper cathode contracts with terms of less than one year.
     Our future commitments are $236.5 million, $152.2 million, $107.0 million, $67.8 million, $61.0 million and $217.6 million for 2006, 2007, 2008, 2009, 2010, and after 2010, respectively. Future commitments included $39.5 million, $40.4 million, $45.0 million, $43.2 million, $43.5 million and $180.3 million for 2006, 2007, 2008, 2009, 2010 and after 2010, respectively, associated with discontinued operations. During 2005, 2004 and 2003, we fulfilled our minimum contractual purchase obligations for those periods or negotiated settlements in those situations in which the Company terminated an agreement containing an unconditional obligation.
20. Guarantees
     Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities.
     At our Morenci mine in Arizona, we have a venture agreement dated February 7, 1986, with our business partner, Sumitomo, that includes a put/call option guarantee clause. We hold an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, our partner has the right to sell its 15 percent share to the Company. Likewise, under certain conditions, the Company has the right to exercise its purchase option to acquire our business partner’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2005, the maximum potential payment the Company is obligated to make to our business partner upon exercise of the put option (or the Company’s exercise of its call option) totaled $97.7 million. As of December 31, 2005, the Company had not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value is well in excess of the exercise price.
     One of our subsidiaries has entered into an indirect guarantee to pledge certain of our land and improvements as collateral to a lender for a real estate development loan issued on behalf of our joint venture investment. The Company owns a 50 percent interest in the joint venture and has guaranteed payment of any amounts due on the loan in the event of the joint venture’s loan default. The loan value and maximum potential payment for this guarantee at December 31, 2005, was approximately $27.6 million. The estimated fair value of our collateralized land at year-end was approximately $4.7 million. As of December 31, 2005, the Company had not recorded any liability on its financial statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.
     The Company and its subsidiaries have, as part of its merger, acquisition, divestiture and other transactions, entered into during the ordinary course of business (including transactions involving the purchase and sale of property), from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. As part of certain transactions, the Company indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally require Phelps Dodge (or its subsidiaries) to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of the Company or assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, we do not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, we have not recorded any obligations associated with these indemnities. With respect to our environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated. (Refer to Note 21, Contingencies, for further discussions concerning our environmental reserve process.)
21. Contingencies
Letters of Credit and Surety Bonds
     Phelps Dodge had standby letters of credit totaling $75.3 million at December 31, 2005, primarily for reclamation, environmental obligations and workers’ compensation insurance programs. In addition, Phelps Dodge had surety bonds totaling $165.0 million at December 31, 2005, primarily associated with reclamation, closure and environmental obligations ($138.1 million or 83.7 percent — see discussion below), self-insurance bonds primarily for workers’ compensation ($24.6 million or 14.9 percent) and miscellaneous bonds ($2.3 million or 1.4 percent). Phelps Dodge also had performance guarantees of $39.4 million primarily associated with our Wire and Cable segment’s sales contracts.
     The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in many instances.
Insurance
     The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed twice a year by an independent, third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $59.0 million and $43.4 million at December 31, 2005 and 2004, respectively.
     The Company pays its portion of a variety of insurance claims and losses. The total amount paid pursuant to its major insurance programs, including property, general liability, workers’ compensation and auto liability was approximately $18 million, $19 million and $13 million in 2005, 2004 and 2003, respectively. Group medical and other insurance benefit costs and premiums paid by the Company for both active and retired participants totaled approximately $95 million, $101 million and $98 million in 2005, 2004 and 2003, respectively.
Environmental
     Phelps Dodge is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including injuries to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.
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
     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environ-

mental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $367.9 million and $303.6 million were recorded as of December 31, 2005 and 2004, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $285.6 million and $239.5 million at December 31, 2005 and 2004, respectively.
     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona. The sites with the most significant reserve changes in 2005 were the Anniston Lead and PCB sites, and the Laurel Hill site, and in 2004, the Yonkers site.
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
     Phelps Dodge Miami, Inc. and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other members of the PCG settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, is scheduled for October 30, 2006, subject to approval by the trial judge.
     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.
     Phelps Dodge Miami, Inc.’s share of the planned remediation work based on the interim agreements between the parties has a cost range for reasonably expected outcomes estimated to be from $104 million to $211 million. Approximately $108 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2005.
     Anniston Lead and PCB Sites
     Phelps Dodge Industries, Inc. (PDII) formerly operated a brass foundry in Anniston, Alabama, and has been identified by EPA as a PRP at the Anniston Lead and PCB sites. The Anniston Lead site consists of lead contamination originating from historical industrial operations in and about Anniston; the Anniston PCB site consists of PCB contamination originating primarily from historical PCB manufacturing operations in Anniston. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDII, along with 10 other parties identified by EPA as PRPs, agreed to conduct a non-time-critical removal action at certain residential properties identified to have lead and PCB contamination above certain thresholds. While PDII and the other parties to the Settlement Agreement have some responsibility to address residential PCB contamination, that responsibility is limited, with EPA characterizing PDII and the parties to the Settlement Agreement as de minimis PRPs. The Settlement Agreement was subject to public comment, which ended on October 11, 2005. Upon EPA issuance of its response to public comment, the Settlement Agreement became final on January 17, 2006. PDII and the other PRPs have entered into an interim cost-sharing agreement that assigns PDII approximately one-eighth of the costs to be incurred under the Settlement Agreement. During the 2005 third quarter, PDII increased its reserve by approximately $20 million to a total reserve of approximately $27 million at December 31, 2005, which covers remedial costs, PRP group settlement costs, and legal and consulting costs.
     Laurel Hill Site
     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD in 2006.
     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is currently scheduled to submit to the NYSDEC in 2006 its remedial investigation report and its remedial feasibility report. The Company is currently engaged in settlement discussions with the NYSDEC concerning the types of remedial actions in the feasibility study that would be acceptable to the agency. Based on the types of remedial actions being discussed and associated transactional costs, the environmental reserve was increased to approximately $20 million in December 2005. The amount encompasses ongoing consulting and legal costs to complete the required studies and assess contributions from other potential parties plus remedial action costs for impacted sediments associated with the Laurel Hill site.
     Yonkers Site
     In 1984, the Company sold a cable manufacturing facility located in Yonkers, New York. Pursuant to the sales agreement, the Company agreed to indemnify the buyer for certain environmental liabilities at the facility. In 2000, the owner of the property entered into a consent order with the NYSDEC under which the owner committed to complete a remedial investigation and feasibility study. In December 2001, the Company entered into an Interim Agreement with the owner of the property regarding the owner’s claim for both contractual and statutory indemnification from the Company for certain environmental liabilities at the facility. The owner submitted its revised feasibility study to NYSDEC in September 2004. On November 30, 2004, NYSDEC issued a Proposed Remedial Action Plan (PRAP) for the Yonkers site. The PRAP accepted the remedy recommendation of the feasibility study, with certain modifications. On December 31, 2004, the Company and the Yonkers site owner finalized a settlement agreement that relieves the Company of financial responsibility for implementation of the NYSDEC’s remedy at the Yonkers site. Pursuant to this settlement agreement, the Company agreed to pay a portion of the future anticipated remedial costs, as well as portions of the premiums associated with cost cap and pollution legal liability insurance associated with future site remedial actions. In addition, the Company resolved the site owner’s claims of contractual and statutory indemnity for past remedial costs at the site. To address all aspects of the settlement agreement, the reserve was increased from approximately $20 million to $50 million during 2004. A partial payment of approximately $43 million was made on December 31, 2004; final payments of approximately $7 million were made in 2005.
     Other
     In 2005, the Company recognized net charges of $113.4 million for environmental remediation. As discussed above, the sites with significant charges were the Anniston Lead and PCB sites and Laurel Hill sediment site (an increase of $43.2 million). The remainder of environmental remediation charges was primarily at closed sites, none of which increased or decreased individually more than approximately $10 million.
     At December 31, 2005, the cost range for reasonably possible outcomes for all reservable environmental remediation sites (including Pinal Creek’s estimate of approximately $104 million to $211 million) was estimated from approximately $329 million to approximately $642 million, of which $367.9 million has been reserved. Significant work is expected to be completed in the next several years on the sites that constitute a majority of the reserve balance, subject to inherent delays involved in the remediation process.
     Phelps Dodge believes certain insurance policies partially cover the foregoing environmental liabilities; however, some of the insurance carriers have denied coverage. We presently are negotiating with the carriers over some of these disputes. Further, Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States Government and other PRPs. Neither insurance recoveries nor other claims or offsets are recognized unless such offsets are considered probable of realization. In 2005 and 2004, the Company recognized proceeds from settlements reached with several insurance companies on historical environmental liability claims of $0.6 million and $9.3 million, net of fees and expenses, respectively.
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2005, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was estimated to be from approximately $2 million to approximately $14 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     The following table summarizes environmental reserve activities for the years ended December 31:

	2005	2004	2003

Balance, beginning of year	$303.6	317.2	305.9
Additions to reserves	116.0	63.6	54.6
Reductions in reserve estimates	(2.6)	(4.7)	(12.7)
Spending against reserves	(49.1)	(72.5)	(24.1)
Reclassification to asset retirement obligations*	—	—	(6.5)

Balance, end of year	$367.9	303.6	317.2

*	Upon adoption of SFAS No. 143, reserves for certain matters ($6.5 million) required by reclamation rules or laws were reclassified to asset retirement obligations (previously classified as environmental reserves).
Asset Retirement Obligations
     We recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. In addition, with the adoption of FIN 47, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire tangible long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.

     The following tables summarize the ARO and ARC activities for the years ended December 31:

Asset Retirement Obligations
	2005	2004	2003

Balance, beginning of year	$275.2	225.3	138.6
Liability recorded upon adoption of SFAS No. 143*	—	—	10.4
Liability recorded upon adoption of FIN 47**	17.9	—	—
Additional liabilities from fully consolidating El Abra and Candelaria**	—	5.6	—
New liabilities during the period	1.5	1.8	16.8
Accretion expense	22.8	19.6	14.7
Payments	(39.2)	(28.9)	(1.8)
Revisions in estimated cash flows	127.0	51.6	46.4
Foreign currency translation adjustments	(0.6)	0.2	0.2
Transfer to long-term liabilities related to assets held for sale	(6.2)	—	—

Balance, end of year	$398.4	275.2	225.3

*	Amount includes $7.9 million of reclassifications from environmental reserves ($6.5 million) and other liabilities ($1.4 million). Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

**	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

Asset Retirement Costs
	2005	2004	2003

Gross balance, beginning of year	$196.3	138.9	—
Asset recorded upon adoption of SFAS No. 143*	—	—	91.5
Asset recorded upon adoption of FIN 47*	8.4	—	—
Additional assets from fully consolidating El Abra and Candelaria*	—	3.8	—
New assets during the period	1.5	1.8	1.0
Revisions in estimated cash flows	127.0	51.6	46.4
Impairment of assets	(129.7)	—	—
Foreign currency translation adjustments	(0.4)	0.2	—
Transfer to long-term assets held for sale	(3.9)	—	—

Gross balance, end of year	199.2	196.3	138.9
Less accumulated depreciation, depletion and amortization**	(86.4)	(71.2)	(60.7)

Net balance, end of year	$112.8	125.1	78.2

*	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

**	In 2005, accumulated depreciation, depletion and amortization included adjustments for the adoption of FIN 47 ($4.0 million) and the transfer to long-term assets held for sale ($2.0 million); in 2004, adjustments included $1.4 million from fully consolidating El Abra and Candelaria.
     During 2005, we revised our cash flow estimates and timing by $127.0 million, which primarily comprised changes at our Tyrone and Chino mines ($107.0 million, discounted) based on the following: (i) in March 2005, Tyrone received a permit modification from the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department to adjust the timing of reclamation activities for an inactive portion of the tailing operations. In addition, Tyrone obtained new cost estimates to perform the closure activities, (ii) Tyrone also accelerated timing of closure activities for stockpile and tailing work, and changed the scope of reclamation work for certain stockpiles to coincide with a change in life-of-mine plan assumptions, and (iii) Chino changed the timing of its cash flow estimates to coincide with a change in life-of-mine plan assumptions.
     Additionally, in 2005, El Abra and Candelaria revised their cash flow estimates and timing ($7.7 million, discounted) as a result of completing their comprehensive review of the requirements and associated cost estimates to comply with the modified mining safety regulation published by the Chilean Ministry of Mining.
     In the 2005 second quarter, Tyrone and Cobre mines recorded impairments of ARCs of $124.5 million and $5.2 million, respectively. (Refer to Note 4, Special Items and Provisions, for additional discussion.)
     In December 2005, the Company’s board of directors approved establishing a trust dedicated to help fund the Company’s global environmental reclamation and remediation activities. The Company made an initial cash contribution of $100 million on December 22, 2005. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At December 31, 2005 and 2004, the fair value of the trust assets was approximately $191 million and $85 million, respectively, of which $91 million and $85 million, respectively, were legally restricted.
     During 2004, we revised our cash flow estimates by $51.6 million, which primarily comprised changes at our Tyrone and Chino mines ($43.6 million, discounted) based on the following: (i) Tyrone’s permit revision issued on April 12, 2004, by MMD that provided conditions for approval of Tyrone’s closure plan and established the financial assurance amount, (ii) updating Tyrone’s estimates for actual closure expenses incurred in 2004, and (iii) ongoing discussions with the New Mexico Environmental Department (NMED) and MMD requiring us to now perform activities substantially different in scope to fulfill certain permit requirements for the tailing and stockpile studies and the acceleration of closure expenditures associated with our current life of mine plans at both Tyrone and Chino.
     During 2003, we revised our cash flow estimates by $46.4 million, which primarily comprised changes at our Chino and Tyrone mines ($43.9 million, discounted) based on an agreement reached in May 2003 with NMED and MMD for the financial assurance requirements as part of the closure plans related to the operations at Chino, Cobre and Tyrone. In September 2003, this agreement was finalized with NMED and MMD. In December 2003, MMD approved Chino’s closeout plan and Phelps Dodge tentatively finalized the closure project listing and cash flow estimates for the accelerated reclamation as described in the September 2003 finalized agreement (refer to discussion below).
     Additionally, during 2003 we recognized new liabilities of $16.8 million, of which $15.8 million was associated with our acquisition of Heisei’s one-third interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)
     We have estimated that our share of the total cost of asset retirement obligations, including anticipated future disturbances, for the year ended December 31, 2005, aggregated approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1.0 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as actual reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
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
     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. In 2005, ADEQ amended the financial assurance requirements under the APP regulations. As a result of the amendments, facilities covered by APPs may have to provide additional financial assurance demonstrations or mechanisms for closure and post-closure costs.
     We have received an APP for our Morenci operations, for portions of our Bagdad and Miami mines, for the sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita and Miami mines, our Safford development property and Copper Queen and United Verde branches. Permits for most of these other properties and facilities likely will be issued by ADEQ during 2006. We will continue to submit all required APP applications for our remaining properties and facilities, as well as for any new properties or facilities. We do not know what the APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate costs associated with those requirements. For instance, at our Sierrita and Copper Queen properties, ADEQ has proposed detailed requirements to protect public drinking water sources with respect to non-hazardous substances, such as sulfate.
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
     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent. Under the amended APP regulations, Phelps Dodge may provide guarantees for the financial assurance obligations of its subsidiaries.
     At December 31, 2005 and 2004, we had accrued closure costs of approximately $68 million and $48 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $104 million.
     Cyprus Tohono Corporation (Cyprus Tohono) leases lands on the Tohono O’odham Nation (the Nation). The leased lands include the site of a mining operation comprising an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005. Many of these facilities are covered by Mine Plans of Operations (MPOs) that were issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Previous studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated to cost approximately $5 million; updated studies will be completed in 2006.
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
     EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List. Cyprus Tohono initiated an Engineering Evaluation/Cost Analysis (EE/CA) study of potential remedial alternatives to address the former tailing impoundment and evaporation pond areas; this study has been conducted through the EPA Superfund program’s Removal Branch. Based on information in the October 2005 EE/CA, the Company increased its reserve for this Superfund matter from approximately $15 million to approximately $20 million. Cyprus

Tohono is subject to financial assurance for mine reclamation. It has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a Company performance guarantee. Cyprus Tohono is evaluating its closure obligations in order to update its closure plans in 2006.
     The Company’s historical United Verde mine has obtained an APP for closure of a tailing impoundment located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing impoundment has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing impoundment has been partially completed, and the Company is seeking an amendment to alter the cap design for final closure. The Company plans on initiating cap construction on the tailing impoundment during 2006. Implementation of the plan under the proposed United Verde mine APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also has commenced under supervision of ADEQ at the nearby historic Iron King mine to manage potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under stormwater discharge permits. At the United Verde mine, APP and remedial costs are estimated to be approximately $14 million; at the Clarkdale tailing, APP costs are estimated to be approximately $12 million; and at the Iron King mine, voluntary remediation costs are estimated to be approximately $2 million. These amounts, totaling approximately $28 million, were included in environmental reserves at December 31, 2005.
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino Mines Company (Chino), Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. NMED has required each of these operations to submit closure plans for NMED’s approval. The closure plans must describe the measures to be taken to prevent groundwater quality standards from being exceeded following closure of the discharging facilities and to abate any groundwater or surface water contamination.
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
     The Company’s cost estimates to perform the work itself (internal cost basis) generally are lower than the cost estimates used for financial assurance due to the Company’s historical cost advantages, savings from the use of the Company’s own personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses.
     Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. Consequently, there may be a hearing on that permit before the WQCC during 2006. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. The WQCC’s decision is on appeal to the New Mexico Court of Appeals, which held oral argument on the appeal on January 19, 2006. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance, within the next few months.
     The terms of the NMED closure permits and MMD-approved closeout plans for Chino, Tyrone and Cobre require the facilities to conduct supplemental studies concerning closure and closeout, including feasibility studies to evaluate additional closure and reclamation alternatives. The feasibility study is due, along with amended closure plans, before the end of the five-year permit terms, which end in 2008 for Chino and Tyrone and in 2009 for Cobre. The terms of the NMED closure permits also require the facilities to prepare and submit abatement plans to address groundwater that exceeds New Mexico groundwater quality standards as well as potential sources of future groundwater contamination. Changes to the existing closure plans and additional requirements arising from the abatement plans could increase or decrease the cost of closure and closeout. Cobre also has submitted an application to MMD and NMED for a standby permit to defer implementation of closure and reclamation requirements while Cobre continues on care-and-maintenance status.
     The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $395 million for Chino, $439 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to a NPV basis to determine the amount of financial assurance required for each facility. The current financial assurance amounts are $196 million for Chino, $275 million for Tyrone and $30 million for Cobre. In addition, Hidalgo has provided financial assurance for approximately $11 million under the terms of its existing discharge permit.
     Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the guarantees require Phelps Dodge to meet certain financial tests that, in part, require Phelps Dodge to maintain an investment-grade rating on its senior unsecured debt. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. In the event of a ratings downgrade below investment-grade, some additional portion of the financial assurance would have to be provided in a different form. The balance of the financial assurance (approximately 30 percent) is provided in the form of trust funds, real estate collateral, surety bonds and letters of credit.
     The Company estimates its total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $287 million for Chino, $354 million for Tyrone and $41 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. That estimate is lower than the estimated costs used as the basis for financial assurance amounts due to the factors discussed above, and reflects our internal cost estimate. Our cost estimates, on a third-party cost basis used to determine the fair value of our closure and closeout accrual for SFAS No. 143, were approximately $395 million for Chino, $460 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). Tyrone’s cost estimate includes approximately $21 million of net costs in addition to the financial assurance cost estimate that primarily relates to an increased scope of work for the tailing, stockpiles and other projects, and updated estimates for actual closure expenditures incurred. Cobre’s cost estimate includes approximately $2 million of costs in addition to the financial assurance cost estimate primarily for increased scope of work for stockpiles and characterization studies. At December 31, 2005, we had accrued approximately $65 million for Chino, $186 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo. For comparison, at December 31, 2004, we had accrued approximately $52 million for Chino, $99 million for Tyrone, $7 million for Cobre and $4 million for Hidalgo.
     During 2005, Tyrone continued certain closure activities, including completion of a project to remove a portion of the 1C stockpile and initiating reclamation of the area, accelerated reclamation of tailing impoundments located in the Mangas Valley, including completion of reclamation of one tailing impoundment, and commencement of reclamation of a portion of the leach and waste stockpiles. Through December 31, 2005, approximately $39 million has been spent on these actions, including approximately $20 million on the 1C stockpile. In 2005, Tyrone submitted an application to reduce the required amount of financial assurance by $32 million to reflect the completion of the 1C stockpile removal project and 2005 legislation that eliminated a requirement to include New Mexico gross receipts tax in the cost estimates used for financial assurance. On December 12, 2005, the state concurred with the reduction.
     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. Chino has begun remediating residential yards in the town of Hurley after agreement was reached with NMED on cleanup levels. NMED has not yet issued a record of decision regarding any additional remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of December 31, 2005, is approximately $21 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of approximately $5 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of December 31, 2005, for the remaining work at Lake One is approximately $2 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is approximately $28 million at December 31, 2005.
Significant Colorado Reclamation Programs
     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $28.5 million, respectively, for Climax and Henderson. The Climax financial assurance comprises a single surety bond in the amount of $52.4 million. The Henderson financial assurance comprises $18.2 million in collateralized Climax Molybdenum water rights, a $10.1 million surety bond and a letter of credit in the amount of $0.2 million. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. In 2005, PD finalized Henderson’s reclamation plan and related financial assurance with the Colorado Division of Minerals and Geology, which resulted in a revision to our ARO estimates. At December 31, 2005 and 2004, we had accrued closure costs of approximately $24 million and $20 million, respectively, for our Colorado operations.

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
     On August 30, 2005, the United States Court for the District of New Mexico entered a plea agreement to resolve MBTA charges at Tyrone, under which Tyrone also pled guilty to one misdemeanor count. The Tyrone plea agreement is similar to the Morenci plea agreement and requires Tyrone to implement a corrective action plan to address the avian concerns at Tyrone during a five-year probation period. The corrective action plan includes implementation of the tailing closure project required under Tyrone’s approved closure and closeout permits. The plea agreement also requires payment of a $15,000 fine and a $15,000 contribution for avian habitat restoration and/or migratory bird studies, and acknowledged a previous $5,000 contribution by Tyrone toward bird rehabilitation.
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
     The Bureau of Indian Affairs (BIA) and the Nation have notified Cyprus Tohono of potential claims for natural resource damages resulting from groundwater contamination and avian mortalities. The Company has entered into a cooperative assessment process with federal and tribal trustees.
     On February 6, 2004, the Company received a Notice of Intent to Initiate Litigation for Natural Resource Damages from the New Jersey Department of Environmental Protection for the Company’s Port Carteret facility. The Company offered to settle New Jersey’s claim through restoration work. The state has not responded to the Company’s settlement offer.
     The Kansas Trustee Council has notified Cyprus Amax of the Council’s intent to perform a natural resource damage assessment in the Cherokee County Superfund site in Cherokee County, Kansas. The Council has initiated the assessment. Cyprus Amax is in settlement discussions with the Council to resolve its potential natural resource damage liabilities at the site.
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
     In accordance with the new regulation, Cerro Verde is required to submit a closure plan before August 15, 2006. Cerro Verde is currently in the process of reviewing the technical requirements and revising its cost estimates for both its existing operations and the sulfide expansion project to comply with the regulation. It is also in the process of determining its financial assurance obligations associated with the new regulation. At both December 31, 2005 and 2004, Cerro Verde had accrued closure costs of approximately $5 million, which were based on the requirements set forth in the environmental permits. Upon completion of its review, Cerro Verde’s ARO estimates will be updated.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates (refer to page 132 for further discussion). ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At December 31, 2005 and 2004, we had accrued closure costs of approximately $20 million and $14 million, respectively, for our Chilean operations.

Other
     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by the federal BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.6 million.
     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The cost of surety bonds, the traditional source of financial assurance, has increased significantly during the past few years, and many surety companies now are requiring an increased level of collateral supporting the bonds such that they no longer are economically prudent. Some surety companies that issued surety bonds to the Company are seeking to exit the market for reclamation bonds. The terms and conditions presently available from one of our principal surety bond providers for reclamation and other types of long-lived surety bonds have made this type of financial assurance economically impracticable in certain instances. We are working with the impacted state and federal agencies to put in place acceptable alternative forms of financial assurance in a timely fashion.
     Portions of Title 30, Chapter 2, of the United States Code govern access to federal lands for exploration and mining purposes (the General Mining Law). In 2003 and again in late 2005, legislation was introduced in the U.S. House of Representatives to amend the General Mining Law. Similar legislation was introduced in Congress during the 1990s. None of these bills has been enacted into law. Concepts in the legislation over the years have included the payment of royalties on minerals extracted from federal lands, payment of fair market value for patenting federal lands and reversion of patented lands used for non-mining purposes to the federal government. Several of these same concepts and others likely will continue to be pursued legislatively in the future.
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
Legal
     The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint filed in these actions does not name the Company as a defendant. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorneys’ fees. The Court certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999, through January 18, 2005. Discovery is ongoing.
     A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and has been consolidated with the class action for pretrial purposes.
     Actions are pending in state courts in California, Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Florida, Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, have been dismissed. Columbian also has received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.
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

(Units in millions)
	12/31/05	12/31/04

Fair Value Hedges
Copper fixed-price (lbs.)	13	11
Foreign currency (USD)	$6	37

Cash Flow Hedges
Metal purchase (lbs.)	38	30
Diesel fuel price protection (gallons)	9	11
Natural gas price protection (decatherms)	—	2

Other Price Protection Programs Not Qualifying for Hedge Accounting
Copper fixed-price rod sales (lbs.)	72	51
Copper price protection (lbs.)	2,344	650
Copper COMEX-LME arbitrage (lbs.)	36	76
Gold price protection (ounces)	0.1	0.1
Silver price protection (ounces)	1.2	0.7
Copper quotational period swaps (lbs.)	92	130
Other diesel fuel price protection (gallons)	5	6
Foreign currency (USD)	75	—
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We will use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at year end. A summary of the derivative instruments we hold is discussed below.
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
     At December 31, 2005, our copper futures and swap contracts had maturities through December 2006. We did not have any significant gains or losses during the year resulting from ineffectiveness.
     Cash Flow Hedges
Metal Purchase Hedging. Our international wire and cable operations may enter into metal (aluminum, copper and lead) swap contracts to hedge our raw material purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of raw material used in fixed-price cable sold to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net raw material LME price consistent with that agreed to with our customers. Hedge gains or losses from the swap contracts are recognized in cost of products sold.
     At December 31, 2005, our outstanding metal swap contracts had maturities through August 2006. We did not have any significant gains or losses during the year resulting from ineffectiveness. At December 31, 2005, approximately $8 million of unrealized gains was recorded in other comprehensive income (loss) and is expected to be recognized as a reduction to cost of products sold during the next 12 months. At December 31, 2004 and 2003, we had $2 million and $1 million of unrealized gains, respectively, in other comprehensive income (loss) that were reclassified as a reduction to cost of products sold during 2004 and 2003, respectively.
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
     Our foreign exchange contracts in place at December 31, 2005, had maturities through April 2006. We did not have any significant gains or losses during the year resulting from ineffectiveness.
Interest Rate Hedging
     Fair Value Hedges
Fixed-to-Floating Interest Rate Swaps. In some situations, we may enter into interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from changes in the general level of market interest rates. In May 2003, we terminated $375 million of interest rate swaps associated with corporate debt maturing in 2005 and 2007. We received cash proceeds of $35.9 million; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method. Amortization of these gains reduced interest expense by $3.1 million, $5.0 million and $6.3 million in 2005, 2004 and 2003, respectively.
     During 2005, we did not enter into any interest rate swaps nor did we have any outstanding fixed-to-floating interest rate swaps during the year or at December 31, 2005.

     Cash Flow Hedges
Floating-to-Fixed Interest Rate Swaps. In some situations, we are exposed to increasing costs from interest rates associated with floating-rate debt. We may enter into interest rate swap contracts to protect against our exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In June 2004, as a result of the Company’s prepayment of Candelaria’s senior debt, we also unwound the associated floating-to-fixed interest rate swaps. During 2005, we did not enter into any interest rate swaps nor did we have any outstanding floating-to-fixed interest rate swaps during the year or at December 31, 2005.
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
     At December 31, 2005, our diesel fuel call option contracts had maturities through March 2006. Hedge gains or losses from these contracts are recognized in cost of products sold. The diesel fuel call option contracts met the criteria to assume no hedge ineffectiveness; therefore, any unrealized hedge gains, approximately $1 million at December 31, 2005, were included in other comprehensive income. We did not have any significant unrealized hedge gains at December 31, 2004 or 2003.
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
     At December 31, 2005, we did not have any natural gas call option contracts to protect our domestic operations. Hedge gains or losses from these contracts are recognized in cost of products sold. The natural gas call option contracts met the criteria to assume no hedge ineffectiveness; therefore, any unrealized hedge gains were included in other comprehensive income. We did not have any significant unrealized hedge gains at December 31, 2005, 2004 or 2003.
Feedstock Oil Price Protection Program. Columbian purchases significant quantities of feedstock oil (a by-product of the petroleum refining process) that is the primary raw material used in the manufacture of carbon black. Feedstock oil typically exceeds 50 percent of the total manufacturing costs for Columbian discontinued operations. The objective of the feedstock oil price protection program is to protect against a significant upward movement in feedstock oil prices while retaining the flexibility to participate in downward price movements. To reduce Columbian’s exposure to feedstock oil price risk, it purchases OTM call options that allow it to cap the feedstock oil purchase cost at the strike price of the option while allowing it the ability to purchase feedstock oil at a lower cost when market prices are lower than the strike price. Upon the closing of the sale of Columbian, we do not expect any further participation in the feedstock oil price protection program.
     During 2005, we did not enter into any feedstock oil option contracts nor did we have any outstanding contracts to protect our North American operations. The feedstock oil option contracts met the criteria to assume no hedge ineffectiveness; therefore, any unrealized hedge gains were included in other comprehensive income. We did not have any significant unrealized hedge gains at December 31, 2005, 2004 or 2003.
Other Protection Programs
     Our copper fixed-price rod sales program, copper price protection program, copper COMEX-LME arbitrage program, gold and silver price protection programs, copper quotational period swap program, foreign currency swap and other diesel fuel price protection programs do not meet all of the criteria to qualify under SFAS Nos. 133, 137, 138 and 149 as hedge transactions. These derivative contracts and programs are discussed below.
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

     At December 31, 2005, 2004 and 2003, we had approximately $15 million, $7 million and $4 million, respectively, of unrealized gains associated with the copper fixed-price rod sales program, which were recognized as revenue. At December 31, 2005, our copper rod protection programs had maturities through December 2006.
Copper Price Protection Program. We may purchase copper put options or zero-premium copper collars to protect a portion of our expected future sales in order to limit the effects of potential decreases in copper selling prices. Our zero-premium copper collars consist of the simultaneous purchase of a monthly or annual put option and the sale of an annual call option (collar). The put option portion of our protection contracts effectively ensures a minimum price received per pound while the call option portion of our protection contracts establishes a maximum price received per pound of our expected future sales.
     At December 31, 2005, we had approximately $224 million of unrealized losses, including premium expense, associated with the copper price protection programs, which were recognized in revenue. We also recognized approximately $187 million of realized losses on these programs, net of premiums, during 2005. At December 31, 2004, we had approximately $1 million of unrealized losses. At December 31, 2005, our copper price protection program had maturities through December 2007.
Copper COMEX-LME Arbitrage Program. A portion of the copper cathode consumed by our North American rod mills to make copper products are purchased using the monthly average LME copper price. North American refined copper products are sold using the monthly average COMEX copper price. As a result, domestic rod mill purchases of LME priced copper are subject to COMEX-LME price differential risk. From time to time, we may transact copper swaps to hedge the COMEX-LME price differential for LME-priced copper cathodes purchased for sale in the North American market.
     At December 31, 2005, we had approximately $2 million of unrealized losses associated with the copper COMEX-LME arbitrage contracts recorded to cost of products sold. We did not have any significant unrealized hedge gains or losses at December 31, 2004. At December 31, 2005, our copper COMEX-LME arbitrage program had maturities through March 2006.
Gold and Silver Price Protection Programs. Our 80 percent partnership interest in Candelaria in Chile produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold and silver. To protect our exposure to reduced gold and silver selling prices while retaining the ability to participate in some price increases, we entered into zero-premium collars. The simultaneous purchase of a put option and sale of a call option (collar) provides downside price protection against substantial declines in selling prices while retaining the ability to participate in some price increases.
     At December 31, 2005 and 2003, we had approximately $4 million and $2 million, respectively, of unrealized losses associated with the options contracts. We did not have any significant unrealized hedge gains or losses at December 31, 2004. Hedge gains or losses from the protection contracts are recognized in revenue. At December 31, 2005, our gold and silver price protection programs had maturities through December 2006.
Copper Quotational Period Swap Program. The copper content in Candelaria’s copper concentrate is sold at the monthly average LME copper price, generally from one to three months after month of arrival at the customer’s facility. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month of shipment average LME copper price.
     At December 31, 2005 and 2004, we had approximately $14 million and $11 million, respectively, of unrealized losses associated with the copper swap contracts, which were recognized in revenue. At December 31, 2003, we had approximately $2 million of unrealized gains. At December 31, 2005, our copper quotational period swap program had maturities through March 2006.
Foreign Currency Swap. As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions by entering into currency swaps to lock-in or minimize the effects of fluctuations in exchange and interest rates.
     During 2005, we entered into a currency swap to protect an intercompany loan. At December 31, 2005, we had an unrealized loss of approximately $1 million recorded in miscellaneous income and expense.
Other Diesel Fuel Price Protection Programs. We purchase significant quantities of diesel fuel to operate our mine sites as an input to the manufacturing process. Price volatility of diesel fuel impacts our cost of products sold. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement. To implement these objectives, we may purchase OTM diesel fuel call options and/or fixed-price swaps. Purchase of diesel fuel call options protects us against significant upward movement in diesel fuel prices while allowing us full participation in downward movements. Fixed-price swaps allow us to establish a fixed diesel fuel purchase price for delivery during a specific hedge period.
     At December 31, 2005, 2004 and 2003, we did not have any significant unrealized gains or losses associated with these diesel fuel option contracts. At December 31, 2005, these diesel fuel option contracts had maturities through March 2006.
Credit Risk
     We are exposed to credit loss in cases where the financial institutions with which we have entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay us when they owe us funds as a result of our agreements with them. To minimize the risk of such losses, we use highly rated financial institutions that meet certain requirements. We also periodically review the creditworthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions that we deal with will default on their obligations. As of December 31, 2005, the maximum amount of credit exposure was approximately $28 million.
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
Trust Assets. The financial statement amount is a reasonable estimate of the fair value because the trust assets are marked to market each month with related adjustments recorded in miscellaneous income and expense.
Long-Term Debt. The fair value of substantially all of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current notes offered to us for debt with similar remaining maturities.
     A comparison of the carrying amount and the estimated fair values of our financial instruments at December 31, 2005, were as follows:

	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$1,916.7	1,916.7
Investments and long-term receivables (excluding $31.9 million of equity investments for which it is not practicable to estimate fair value)	$110.8	93.7
Trust assets (including financial assurance of $90.9 million and global environmental of $100.0 million)	$190.9	190.9
Long-term debt (including amounts due within one year)	$680.2	773.9
23. Business Segment Data
     Our business consists of two major divisions, PDMC and PDI. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment. In 2005, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information for 2003 and 2004 has been revised to conform to the 2005 presentation.
     PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; and worldwide mineral exploration, technology and project development programs. PDMC includes 11 reportable segments and other mining activities.
     PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria/Ojos del Salado, Bagdad, Sierrita and Chino/Cobre segments also produce gold and silver, and the Bagdad, Sierrita and Chino mines produce molybdenum and rhenium as by-products.
     PDMC’s Manufacturing segment consists of conversion facilities, including our smelter, refinery and rod mills. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode and rod. In addition, at times it smelts and refines copper and produces copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     PDMC’s Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and as rod to PDI’s Wire and Cable segment.
     PDMC’s Primary Molybdenum segment consists of the Henderson and Climax mines, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. In addition, at times it roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products. This segment also includes a technology center whose primary activity is developing, marketing and selling new engineered products and applications.
     PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers. In 2005, the South American mines sold approximately 45 percent of their copper to the Sales segment, compared with approximately 41 percent in 2004 and 44 percent in 2003. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately realizes due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums. The sales are reflected in the Manufacturing and Sales segments.
     PDMC Other and Eliminations include our worldwide mineral exploration and development programs, a process technology center whose primary activities are improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami/Bisbee operations, and eliminations within PDMC.
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
     PDI, our manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with significant market share, internationally competitive costs and quality, and specialized engineering capabilities. Wire and Cable consists of three worldwide product-line businesses comprising magnet wire, energy cables and specialty conductors. On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all its North American magnet wire assets to Rea. This transaction was completed on February 10, 2006.
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals, previously disclosed as our Specialty Chemicals segment, to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. Accordingly, the operating results for Columbian have been excluded from the results of continuing operations for all periods presented and have been presented as discontinued operations. (Refer to Note 3, Discontinued Operations and Assets Held for Sale, for further discussion of these transactions.)
     Interdivision sales reflect the transfer of copper from PDMC to PDI at the same prices charged to outside customers.
     The Company is continuing to explore strategic alternatives for Phelps Dodge High Performance Conductors, a unit of PDI’s Wire and Cable segment.
FINANCIAL DATA BY GEOGRAPHIC AREA
     The following tables give a summary of financial data by geographic area and business segments for the years 2003 through 2005. (Refer to Note 2, Acquisitions and Divestitures; Note 3, Discontinued Operations and Assets Held for Sale; and Note 4, Special Items and Provisions, for a discussion of major unusual items during the three-year period.)

	2005	2004	2003

Sales and other operating revenues:
Unaffiliated customers
United States	$5,769.8	4,243.5	2,414.6
Latin America*	2,234.1	1,952.5	932.8
Other	283.2	219.2	151.1

	$8,287.1	6,415.2	3,498.5

Long-lived assets at December 31:
United States	$3,868.3	3,556.2	3,654.9
Latin America**	2,052.1	1,910.4	1,538.7
Other	262.6	404.0	281.7

	$6,183.0	5,870.6	5,475.3

*	Sales and other operating revenues in Chile	$1,502.0	1,398.4	584.9

**	Long-lived assets in Chile	$1,278.3	1,370.7	984.0
	Long-lived assets in Peru	$646.0	370.5	387.7

	Revenue is attributed to countries based on the origin of the material sold.

Financial Data By Business Segment

	U.S. Mines					South American Mines
				Chino/		Candelaria/	Cerro		Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado*	Verde	El Abra*	Molybdenum

2005
Sales and other operating revenues:
Unaffiliated customers	—	—	15.6	15.5	—	543.1	71.2	362.8	1,938.1
Intersegment	1,012.7	665.6	858.6	321.0	120.7	191.4	292.7	330.7	—
Depreciation, depletion and amortization	61.6	29.1	15.0	21.1	8.8	37.6	27.3	122.1	39.9
Operating income (loss) before special items and provisions	400.1	377.7	567.6	49.2	6.6	306.8	209.8	274.7	325.1
Special items and provisions, net	(0.2)	12.1	1.2	(64.5)	(215.7)	—	—	—	(0.8)
Operating income (loss)	399.9	389.8	568.8	(15.3)	(209.1)	306.8	209.8	274.7	324.3
Interest income	0.1	—	—	2.1	—	7.4	7.1	2.7	0.6
Interest expense, net	—	—	—	—	—	(0.5)	11.7	(4.7)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	87.2
Change in interest gains from stock issuance	—	—	—	—	—	8.8	159.5	—	—
Early debt extinguishment costs	—	—	—	—	—	—	—	—	—
Benefit (provision) for taxes on income	—	—	—	—	—	(226.3)	17.5	(123.0)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(20.9)	(92.7)	(71.4)	—
Loss from discontinued operations	—	—	—	—	—	—	—	—	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Cumulative effect of accounting changes	(3.1)	(0.1)	(0.1)	(0.5)	(0.4)	—	—	—	(0.8)
Equity basis investments at December 31	—	—	0.2	—	—	0.6	—	—	—
Assets at December 31	953.6	443.1	323.4	445.5	107.2	825.3	1,060.1	1,135.3	924.4
Expenditures for segment assets	66.7	36.2	18.6	17.9	13.3	14.7	309.6	23.2	38.3

2004
Sales and other operating revenues:
Unaffiliated customers	—	—	9.0	8.6	—	456.8	99.4	383.4	985.3
Intersegment	922.8	410.9	512.1	232.5	111.7	234.0	162.6	267.1	—
Depreciation, depletion and amortization	75.3	24.9	13.0	15.4	13.1	52.2	32.2	121.3	31.0
Operating income (loss) before special items and provisions	376.3	174.9	264.3	58.8	28.7	303.3	130.0	273.7	103.0
Special items and provisions, net	(0.6)	—	—	(1.2)	(5.8)	—	—	—	0.3
Operating income (loss)	375.7	174.9	264.3	57.6	22.9	303.3	130.0	273.7	103.3
Interest income	—	—	—	1.1	—	1.0	1.1	1.0	0.3
Interest expense, net	—	—	—	—	—	(6.3)	(2.0)	(16.8)	—
Early debt extinguishment costs	—	—	—	—	—	(15.2)	—	(2.8)	—
Benefit (provision) for taxes on income	—	—	—	—	—	(53.3)	(45.2)	22.8	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(46.0)	(16.0)	(134.8)	—
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at December 31	—	—	0.2	—	—	0.3	—	—	—
Assets at December 31	933.3	440.8	320.6	456.0	213.9	889.1	560.0	958.8	835.4
Expenditures for segment assets	28.2	24.1	32.5	18.6	16.1	17.5	16.4	12.9	16.0

2003
Sales and other operating revenues:
Unaffiliated customers	—	—	—	0.3	—	218.5	41.4	136.2	383.6
Intersegment	587.8	222.2	247.0	45.9	93.4	101.4	115.3	93.2	—
Depreciation, depletion and amortization	76.1	20.5	13.4	9.0	13.0	43.5	28.7	67.7	25.5
Operating income (loss) before special items and provisions	78.5	30.1	50.9	(4.1)	(16.7)	100.5	42.7	39.4	8.6
Special items and provisions, net	(1.1)	—	—	(1.3)	(0.5)	—	—	—	—
Operating income (loss)	77.4	30.1	50.9	(5.4)	(17.2)	100.5	42.7	39.4	8.6
Interest income	—	—	—	—	—	1.0	0.2	—	0.3
Interest expense, net	—	—	—	—	—	(14.2)	(1.8)	(14.8)	—
Benefit (provision) for taxes on income	—	—	—	—	—	(14.9)	(15.6)	1.1	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	—	(5.1)	—	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Extraordinary gain	—	—	—	68.3	—	—	—	—	—
Cumulative effect of accounting changes	3.6	1.5	1.1	(4.3)	2.7	—	0.9	(0.4)	1.4
Equity basis investments at December 31	—	—	0.4	—	—	0.3	—	—	—
Assets at December 31	1,008.9	439.0	300.5	413.2	168.3	684.5	440.8	532.9	787.6
Expenditures for segment assets**	16.5	10.4	8.1	(46.7)	2.0	4.6	5.1	1.0	13.4

*	2005 and 2004 reflected full consolidation of Candelaria and El Abra; 2003 reflected Candelaria and El Abra on a pro rata basis (80 percent and 51 percent, respectively).

**	2003 expenditures for segment assets included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with the acquisition of their one-third partnership interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)
Note: Refer to Notes 2, 3 and 4 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

Financial Data By Business Segment (continued)

				PDMC		PDI -	Corporate,	Discon-
	Manufac-		PDMC	Other &	PDMC	Wire &	Other &	tinued
	turing	Sales	Segments	Eliminations	Subtotal	Cable	Eliminations	Operations	Total

2005
Sales and other operating revenues:
Unaffiliated customers	3,336.4	789.1	7,071.8	25.7	7,097.5	1,189.6	—	—	8,287.1
Intersegment	176.8	278.4	4,248.6	(3,964.0)	284.6	0.9	(285.5)	—	—
Depreciation, depletion and amortization	30.6	0.1	393.2	10.7	403.9	28.8	9.1	—	441.8
Operating income (loss) before special items and provisions	5.9	1.7	2,525.2	(148.0)	2,377.2	33.2	(122.4)	—	2,288.0
Special items and provisions, net	(154.0)	—	(421.9)	(25.4)	(447.3)	(18.6)	(57.2)	—	(523.1)
Operating income (loss)	(148.1)	1.7	2,103.3	(173.4)	1,929.9	14.6	(179.6)	—	1,764.9
Interest income	—	0.1	20.1	0.8	20.9	2.0	36.3	—	59.2
Interest expense, net	(3.1)	(1.0)	2.4	3.3	5.7	(7.9)	(60.1)	—	(62.3)
Gain on sale of cost-basis investment	—	—	87.2	351.2	438.4	—	—	—	438.4
Change in interest gains from stock issuance	—	—	168.3	—	168.3	—	—	—	168.3
Early debt extinguishment costs	—	—	—	—	—	—	(54.0)	—	(54.0)
Benefit (provision) for taxes on income	—	—	(331.8)	—	(331.8)	—	(245.2)	—	(577.0)
Minority interests in consolidated subsidiaries	—	—	(185.0)	0.1	(184.9)	(5.5)	—	—	(190.4)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.6)	(0.6)	1.3	2.0	—	2.7
Loss from discontinued operations	—	—	—	—	—	—	—	(17.4)	(17.4)
Cumulative effect of accounting changes	(1.9)	—	(6.9)	(1.6)	(8.5)	(0.8)	—	(0.8)	(10.1)
Equity basis investments at December 31	—	—	0.8	1.0	1.8	6.3	23.8	—	31.9
Assets at December 31	602.8	94.6	6,915.3	34.0	6,949.3	702.6	2,055.7	650.4	10,358.0
Expenditures for segment assets	22.4	—	560.9	61.4	622.3	19.5	15.8	40.6	698.2

2004
Sales and other operating revenues:
Unaffiliated customers	2,519.4	959.0	5,420.9	22.5	5,443.4	971.8	—	—	6,415.2
Intersegment	228.4	204.3	3,286.4	(3,071.1)	215.3	0.5	(215.8)	—	—
Depreciation, depletion and amortization	22.5	—	400.9	9.8	410.7	35.1	9.7	—	455.5
Operating income (loss) before special items and provisions	32.3	4.1	1,749.4	(131.4)	1,618.0	30.2	(111.7)	—	1,536.5
Special items and provisions, net	(3.2)	—	(10.5)	(0.8)	(11.3)	(11.4)	(38.9)	—	(61.6)
Operating income (loss)	29.1	4.1	1,738.9	(132.2)	1,606.7	18.8	(150.6)	—	1,474.9
Interest income	—	—	4.5	0.5	5.0	0.7	6.0	—	11.7
Interest expense, net	(4.1)	(0.5)	(29.7)	4.2	(25.5)	(6.0)	(91.4)	—	(122.9)
Early debt extinguishment costs	—	—	(18.0)	—	(18.0)	—	(25.2)	—	(43.2)
Benefit (provision) for taxes on income	—	—	(75.7)	—	(75.7)	—	(55.6)	—	(131.3)
Minority interests in consolidated subsidiaries	—	—	(196.8)	—	(196.8)	(4.3)	—	—	(201.1)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	(0.8)	(0.9)	0.5	2.3	—	1.9
Income from discontinued operations	—	—	—	—	—	—	—	22.7	22.7
Equity basis investments at December 31	—	—	0.5	14.4	14.9	5.9	23.9	—	44.7
Assets at December 31	466.9	37.5	6,112.3	(9.9)	6,102.4	614.2	1,212.1	665.4	8,594.1
Expenditures for segment assets	24.1	0.1	206.5	40.7	247.2	25.2	13.9	31.0	317.3

2003
Sales and other operating revenues:
Unaffiliated customers	1,384.6	642.2	2,806.8	21.8	2,828.6	669.9	—	—	3,498.5
Intersegment	180.7	121.8	1,808.7	(1,681.5)	127.2	0.3	(127.5)	—	—
Depreciation, depletion and amortization	16.9	—	314.3	13.7	328.0	35.5	13.2	—	376.7
Operating income (loss) before special items and provisions	26.5	5.5	361.9	(91.2)	270.7	15.7	(101.9)	—	184.5
Special items and provisions, net	(0.1)	—	(3.0)	(2.5)	(5.5)	(2.0)	(34.2)	—	(41.7)
Operating income (loss)	26.4	5.5	358.9	(93.7)	265.2	13.7	(136.1)	—	142.8
Interest income	—	—	1.5	0.5	2.0	0.9	6.2	—	9.1
Interest expense, net	(4.1)	(0.2)	(35.1)	4.0	(31.1)	(5.1)	(105.6)	—	(141.8)
Benefit (provision) for taxes on income	—	—	(29.4)	—	(29.4)	—	1.8	—	(27.6)
Minority interests in consolidated subsidiaries	—	—	(5.1)	1.6	(3.5)	(3.7)	—	—	(7.2)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.1)	(0.1)	0.7	2.1	—	2.7
Income from discontinued operations	—	—	—	—	—	—	—	39.2	39.2
Extraordinary gain	—	—	68.3	—	68.3	—	—	—	68.3
Cumulative effect of accounting changes	—	—	6.5	2.0	8.5	—	(0.6)	0.5	8.4
Equity basis investments at December 31	—	—	0.7	0.9	1.6	5.9	25.5	—	33.0
Assets at December 31	465.2	2.4	5,243.3	(5.4)	5,237.9	521.6	870.2	643.2	7,272.9
Expenditures for segment assets**	9.9	—	24.3	9.0	33.3	17.1	28.1	23.9	102.4

**	2003 expenditures for segment assets included $50 million of cash received and $0.9 million of cash acquired from Heisei in connection with the acquisition of their one-third partnership interest in Chino Mines Company. (Refer to Note 2, Acquisitions and Divestitures, for further discussion.)
Note: Refer to Notes 2, 3 and 4 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

24. Stock Split
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split will be effected in the form of a 100 percent stock dividend and will increase the number of shares outstanding to approximately 203.2 million from approximately 101.6 million. Common shareholders of record at the close of business on February 17, 2006, will receive one additional share of common stock for every share they own as of that date. The additional shares will be distributed on March 10, 2006. The Company’s common stock will begin trading at its post-split price at the beginning of trading on March 13, 2006.
     The pro forma effect on the December 31, 2005, balance sheet was an approximate $635 million reclassification from capital in excess of par value to common shares. Common shares outstanding, giving the retroactive effect to the stock split at December 31, 2005, 2004 and 2003, would have been 203.2 million, 191.8 million and 181.9 million shares, respectively.
     Pro forma earnings (loss) per common share, giving retroactive effect to the stock split, for the years ended December 31 were as follows:

		(Unaudited)
	2005	2004	2003

Basic earnings per common share — as reported (pre-stock split)
Income (loss) from continuing operations	$16.12	10.82	(0.39)
Income (loss) from discontinued operations	(0.18)	0.24	0.45
Extraordinary item	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Basic earnings per common share	$15.84	11.06	0.92

Basic earnings per common share — pro forma (post-stock split)
Income (loss) from continuing operations	$8.06	5.41	(0.19)
Income (loss) from discontinued operations	(0.09)	0.12	0.22
Extraordinary item	—	—	0.38
Cumulative effect of accounting changes	(0.05)	—	0.05

Basic earnings per common share	$7.92	5.53	0.46

Diluted earnings per common share — as reported (pre-stock split)
Income (loss) from continuing operations	$15.64	10.35	(0.39)
Income (loss) from discontinued operations	(0.17)	0.23	0.45
Extraordinary item	—	—	0.77
Cumulative effect of accounting changes	(0.10)	—	0.09

Diluted earnings per common share	$15.37	10.58	0.92

Diluted earnings per common share — pro forma (post-stock split)
Income (loss) from continuing operations	$7.82	5.18	(0.19)
Income (loss) from discontinued operations	(0.08)	0.11	0.22
Extraordinary item	—	—	0.38
Cumulative effect of accounting changes	(0.05)	—	0.05

Diluted earnings per common share	$7.69	5.29	0.46

PART III
Items 10, 11, 12, 13 and 14.
     The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the material included under the captions “Election of Directors,” “Beneficial Ownership of Securities,” “Equity Compensation Plan Information,” “Executive Compensation” and “Other Matters” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 26, 2006 (the 2006 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 2006 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 17, 2006.
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

		Consolidated Statement of Income, page 98.

		Consolidated Balance Sheet, page 99.

		Consolidated Statement of Cash Flows, page 100.

		Consolidated Statement of Shareholders’ Equity, page 101.

	2.	Financial Statement Schedule:

		Valuation and Qualifying Accounts and Reserves, page 151.

	3.	Exhibits:
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.3	Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Appendix B of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

3.4	Complete composite copy of the Certificate of Incorporation of the Company as amended to date (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 1-82)).

3.5	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective April 20, 2004, among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-82)).

4.2	Amendment No. 1 to the Credit Agreements dated April 1, 2005 among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-82)).

4.3	Rights Agreement, dated as of February 5, 1998 between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).
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
4.4	Form of Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Registration Statement and Post-Effective

Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Company, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture, dated as of September 22, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture, dated as of September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Company (incorporated by reference to Exhibit 4.9 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Company (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.11	Form of 6.125 percent Note due March 15, 2034, of the Company issued on March 4, 2004, pursuant to the Indenture, dated as of September 22, 1997, between the Company and First Union National Bank, as successor Trustee.

10	Management contracts and compensatory plans and agreements.

10.1	The Company’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Company’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 of the Company’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1 and 10.2 above.
10.3	Description of the Company’s Annual Incentive Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change of Control Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.6	Amended and restated form of Severance Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s

Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (incorporated by reference to Exhibit 10.8 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)). Second Amendment to Plan, effective for awards as of January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Company’s 2004 Form 10-K (SEC File No. 1-82)). Third Amendment to Plan, dated February 1, 2006 (filed herewith).

10.11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).
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
10.13	Letter of employment by and between Phelps Dodge Corporation and James P. Berresse (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005 (SEC File No. 1-82)). Amendment dated February 6, 2006 (filed herewith).

10.14	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and its named executive officers and other members of its senior management team on or after this adoption date.

10.15	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and a second group of the Company’s key management personnel on or after this adoption date.

10.16	Amended and restated form of Severance Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and certain of its executives on or after this adoption date.

10.17	Phelps Dodge Corporation 2006 Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

10.18	Agreement and General Release dated as of December 31, 2005, between the Corporation and David L. Pulatie (filed herewith).

10.19	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V. a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañía de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro

Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.20	Guarantee, dated as of March 16, 2005, among the Company, Sumitomo Corporation, a Japanese corporation, and Sumitomo Metal Mining Co., Ltd., a Japanese corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.21	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañía de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2005 (SEC File No. 1-82)).

10.22	Master Participation Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2005). First Amendment to Master Participation Agreement, dated as of December 16, 2005 (filed herewith).

10.23	Completion Guarantee, dated as of September 30, 2005, among Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Compañía de Minas Buenaventura S.A.A., Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.24	Master Security Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., Calyon New York Branch (as Administrative Agent), Citibank, N.A. and Citibank del Peru S.A. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.25	Transfer Restrictions Agreement, dated as of September 30, 2005, among SMM Cerro Verde Netherlands, B.V., Compañía de Minas Buenaventura S.A.A., Cyprus Climax Metals Company, Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.26	JBIC Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank of International Cooperation, and Sumitomo Mitsui Banking Corporation (as JBIC Agent) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended September 30, 2005). First Amendment to JBIC Loan Agreement, dated as of December 19, 2005 (filed herewith).

10.27	KfW Loan Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and KfW (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.28	Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Calyon New York Branch (as Administrative Agent), Calyon New York Branch, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.29	Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to the Operator’s Agreement dated June 1, 2005, between Sociedad Minera Cerro Verde S.A.A. and Minera Phelps Dodge del Peru S.A.C.) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.30	Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to (i) the Concentrate Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated, and (ii) the Cathodes Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated) (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.31	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc. dated November 15, 2005 (filed herewith).

10.32	Asset and Stock Purchase Agreement between Phelps Dodge Corporation, Phelps Dodge Industries, Inc. and Rea Magnet Wire Company, Inc., dated November 15, 2005 (filed herewith).

10.33	Phelps Dodge Corporation Retiree Medical Plan Welfare Benefit Trust Agreement between Phelps Dodge Corporation and The Northern Trust Company dated December 15, 2005 (filed herewith).

10.34	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company dated December 22, 2005 (filed herewith).

11	Computation of per share earnings.

12.1	Computation of ratios of earnings to fixed charges.

12.2	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.
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

Schedule II
Phelps Dodge Corporation and Consolidated Subsidiaries
Valuation and Qualifying Accounts and Reserves
(In millions)

		Additions
	Balance at	Charged to				Balance
	beginning	costs and				at end
	of period	expenses	Other		Deductions	of period

Reserve deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

December 31, 2005	$17.4	0.2	(8.0	)(A)	2.7	6.9

December 31, 2004	$10.1	6.4	2.2		1.3	17.4

December 31, 2003	$14.1	0.9	(1.4)		3.5	10.1

Supplies:

December 31, 2005	$33.0	3.3	4.2	(B)	11.5	29.0

December 31, 2004	$31.8	4.1	1.8		4.7	33.0

December 31, 2003	$28.4	8.1	0.2		4.9	31.8

Deferred Tax Assets:

December 31, 2005	$282.8	118.0	—		37.3	363.5

December 31, 2004	$461.3	(232.8)	54.3	(C)	—	282.8

December 31, 2003	$508.4	47.0	—		94.1	461.3

(A)	Consists primarily of the transfer to current assets held for sale ($8.3 million).

(B)	Consists primarily of impairment charges ($6.2 million); net of the transfer to current assets held for sale ($1.8 million).

(C)	Valuation allowance relating to El Abra’s net deferred tax assets recorded in conjunction with the implementation of Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and the revised Interpretation.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION
(Registrant)

February 27, 2006	By:	/s/ Ramiro G. Peru
Ramiro G. Peru
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman, Chief Executive Officer and Director
/s/ J. Steven Whisler	(Principal Executive Officer)	February 27, 2006
J. Steven Whisler

Executive Vice President and Chief Financial Officer
/s/ Ramiro G. Peru	(Principal Financial Officer)	February 27, 2006
Ramiro G. Peru

Vice President and Controller
/s/ Denise R. Danner	(Principal Accounting Officer)	February 27, 2006
Denise R. Danner

(Robert N. Burt, Archie W. Dunham, William A. Franke, Robert D. Johnson, Marie L. Knowles, Robert D. Krebs, Charles C. Krulak, Jon C. Madonna, Gordon R. Parker, William J. Post, Jack E. Thompson, Directors)		February 27, 2006

By:	/s/ Ramiro G. Peru
Ramiro G. Peru
Attorney-in-fact

Index to Exhibits
3.	Exhibits:

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.3	Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Appendix B of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

3.4	Complete composite copy of the Certificate of Incorporation of the Company as amended to date (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 1-82)).

3.5	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective April 20, 2004, among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-82)).

4.2	Amendment No. 1 to the Credit Agreements dated April 1, 2005 among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-82)).

4.3	Rights Agreement, dated as of February 5, 1998 between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement dated as of July 29, 1988 as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).
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
4.4	Form of Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Registration Statement and Post-Effective

Amendment No. 1 on Form S-3 (Registration Nos. 333-36415 and 33-44380)) filed with the Securities and Exchange Commission on September 25, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.5	Form of 7.125 percent Debenture, due November 1, 2027, of the Company issued on November 5, 1997, pursuant to the Indenture, dated as of September 22, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997 and Exhibit 4.5 of the Company’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 1-82)).

4.6	Tripartite/Conversion Agreement, dated as of August 8, 2000, among Chase Manhattan Bank and First Union National Bank, and acknowledged by the Company, pursuant to which First Union National Bank succeeded Chase Manhattan Bank as trustee under the Indenture, dated as of September 22, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-43890) filed with the Securities and Exchange Commission on August 16, 2000).

4.7	Form of 8.75 percent Note due June 1, 2011, of the Company issued on May 30, 2001, pursuant to the Indenture dated September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2001 (SEC File No. 1-82)).

4.8	Form of 9.5 percent Note due June 1, 2031, of the Company issued on May 30, 2001, pursuant to the Indenture, dated as of September 22, 1997, between the Company and First Union National Bank, as successor Trustee (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission May 30, 2001 (SEC File No. 1-82)).

4.9	Form of Common Share Certificate of the Company (incorporated by reference to Exhibit 4.9 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.10	Form of 6.75 percent Series A Mandatory Convertible Preferred Share Certificate of the Company (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 1-82)).

4.11	Form of 6.125 percent Note due March 15, 2034, of the Company issued on March 4, 2004, pursuant to the Indenture, dated as of September 22, 1997, between the Company and First Union National Bank, as successor Trustee.

10	Management contracts and compensatory plans and agreements.

10.1	The Company’s 1989 Directors Stock Option Plan (the 1989 Directors Plan), as amended to and including June 3, 1992, suspended effective November 6, 1996 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1992 (SEC File No. 1-82)). Form of Stock Option Agreement under the 1989 Directors Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-34362)).

10.2	The Company’s 1993 Stock Option and Restricted Stock Plan (the 1993 Plan), as amended through December 1, 1993, and form of Restricted Stock letter under the 1993 Plan (incorporated by reference to Exhibit 10.4 of the Company’s 1993 Form 10-K (SEC File No. 1-82)). Amendment to 1993 Plan effective May 7, 1997 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarter ended June 30, 1997 (SEC File No. 1-82)). Amended and restated form of Stock Option Agreement, amended through February 5, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).
Note: Omitted from filing pursuant to the Instruction to Item 601(b) (10) are actual Stock Option Agreements between the Company and certain officers, under the 1993 Plan, and certain Directors, under the 1989 Directors Plan, which contain substantially similar provisions to Exhibits 10.1 and 10.2 above.
10.3	Description of the Company’s Annual Incentive Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change of Control Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.6	Amended and restated form of Severance Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s

Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (incorporated by reference to Exhibit 10.8 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)). Second Amendment to Plan, effective for awards as of January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Company’s 2004 Form 10-K (SEC File No. 1-82)). Third Amendment to Plan, dated February 1, 2006 (filed herewith).

10.11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).
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
10.13	Letter of employment by and between Phelps Dodge Corporation and James P. Berresse (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005 (SEC File No. 1-82)). Amendment dated February 6, 2006 (filed herewith).

10.14	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and its named executive officers and other members of its senior management team on or after this adoption date.

10.15	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and a second group of the Company’s key management personnel on or after this adoption date.

10.16	Amended and restated form of Severance Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and certain of its executives on or after this adoption date.

10.17	Phelps Dodge Corporation 2006 Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

10.18	Agreement and General Release dated as of December 31, 2005, between the Corporation and David L. Pulatie (filed herewith).

10.19	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V. a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañía de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro

Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.20	Guarantee, dated as of March 16, 2005, among the Company, Sumitomo Corporation, a Japanese corporation, and Sumitomo Metal Mining Co., Ltd., a Japanese corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.21	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañía de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2005 (SEC File No. 1-82)).

10.22	Master Participation Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2005). First Amendment to Master Participation Agreement, dated as of December 16, 2005 (filed herewith).

10.23	Completion Guarantee, dated as of September 30, 2005, among Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Compañía de Minas Buenaventura S.A.A., Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.24	Master Security Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., Calyon New York Branch (as Administrative Agent), Citibank, N.A. and Citibank del Peru S.A. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.25	Transfer Restrictions Agreement, dated as of September 30, 2005, among SMM Cerro Verde Netherlands, B.V., Compañía de Minas Buenaventura S.A.A., Cyprus Climax Metals Company, Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.26	JBIC Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank of International Cooperation, and Sumitomo Mitsui Banking Corporation (as JBIC Agent) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended September 30, 2005). First Amendment to JBIC Loan Agreement, dated as of December 19, 2005 (filed herewith).

10.27	KfW Loan Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and KfW (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.28	Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Calyon New York Branch (as Administrative Agent), Calyon New York Branch, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.29	Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to the Operator’s Agreement dated June 1, 2005, between Sociedad Minera Cerro Verde S.A.A. and Minera Phelps Dodge del Peru S.A.C.) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.30	Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to (i) the Concentrate Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated, and (ii) the Cathodes Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated) (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.31	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc. dated November 15, 2005 (filed herewith).

10.32	Asset and Stock Purchase Agreement between Phelps Dodge Corporation, Phelps Dodge Industries, Inc. and Rea Magnet Wire Company, Inc., dated November 15, 2005 (filed herewith).

10.33	Phelps Dodge Corporation Retiree Medical Plan Welfare Benefit Trust Agreement between Phelps Dodge Corporation and The Northern Trust Company dated December 15, 2005 (filed herewith).

10.34	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company dated December 22, 2005 (filed herewith).

11	Computation of per share earnings.

12.1	Computation of ratios of earnings to fixed charges.

12.2	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.
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