Form 10-Q
period 2006-03-31
PHELPS DODGE CORP
filed 2006-04-27
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___
COMMISSION FILE NUMBER: 1-82
PHELPS DODGE CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York	13-1808503
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
Number of Common Shares outstanding at April 24, 2006: 203,814,161 shares.

- i -
PHELPS DODGE CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information
Item 1. Financial Statements

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; in millions except per share amounts)

	First Quarter
	2006	2005
Sales and other operating revenues	$2,224.6	1,886.5

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,447.4	1,181.3
Depreciation, depletion and amortization	107.0	111.8
Selling and general administrative expense	48.9	41.5
Exploration and research expense	29.9	17.0
Special items and provisions, net (see Note 4)	17.2	(0.9)

	1,650.4	1,350.7

Operating income	574.2	535.8
Interest expense	(15.8)	(22.5)
Capitalized interest	10.4	0.6
Miscellaneous income and expense, net	34.3	15.5

Income from continuing operations before taxes, minority interests in consolidated subsidiaries and equity in net earnings (losses) of affiliated companies	603.1	529.4
Provision for taxes on income (see Note 9)	(135.8)	(126.1)
Minority interests in consolidated subsidiaries	(117.2)	(26.6)
Equity in net earnings (losses) of affiliated companies	0.6	0.7

Income from continuing operations	350.7	377.4
Discontinued operations:
Income (loss) from discontinued operations, net of taxes of $4.4 and $5.1, respectively (including loss on disposal of $28.8, net of tax benefit of $0.7 for 2006) (See Note 3)	(16.9)	9.3

Net income	333.8	386.7
Preferred stock dividends	—	(3.4)

Net income applicable to common shares	$333.8	383.3

Weighted average number of common shares outstanding — basic*	202.0	191.5

Basic earnings per common share:
Income from continuing operations	$1.73	1.95
Income (loss) from discontinued operations	(0.08)	0.05

Basic earnings per common share	$1.65	2.00

Weighted average number of common shares outstanding — diluted*	203.4	201.8

Diluted earnings per common share:
Income from continuing operations	$1.72	1.87
Income (loss) from discontinued operations	(0.08)	0.05

Diluted earnings per common share	$1.64	1.92

* Refer to Note 13 for discussion of 2006 first quarter stock split.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,152.7	1,916.7
Restricted cash	10.3	20.8
Accounts receivable, less allowance for doubtful accounts (2006 — $7.4; 2005 — $6.9)	1,206.6	1,028.0
Mill and leach stockpiles	58.8	36.6
Inventories	362.1	329.5
Supplies	201.1	199.7
Prepaid expenses and other current assets	119.1	83.6
Deferred income taxes	82.0	82.0
Assets held for sale	—	373.8

Current assets	4,192.7	4,070.7
Investments and long-term receivables	197.4	142.6
Property, plant and equipment, net	4,970.6	4,830.9
Long-term mill and leach stockpiles	178.2	133.3
Deferred income taxes	72.6	99.6
Goodwill	12.5	22.3
Intangible assets, net	7.4	7.5
Long-term assets held for sale	—	431.4
Trust assets	563.5	258.4
Other assets and deferred charges	360.4	361.3

	$10,555.3	10,358.0

Liabilities
Current liabilities:
Short-term debt	$27.1	14.3
Current portion of long-term debt	2.5	2.5
Accounts payable and accrued expenses	1,482.2	1,445.7
Accrued income taxes	83.8	23.6
Liabilities related to assets held for sale	—	123.2

Current liabilities	1,595.6	1,609.3
Long-term debt	674.8	677.7
Deferred income taxes	610.5	558.0
Long-term liabilities related to assets held for sale	—	61.3
Other liabilities and deferred credits	1,071.0	934.2

	3,951.9	3,840.5

Commitments and contingencies (see Notes 6, 7 and 9)

Minority interests in consolidated subsidiaries	1,019.0	915.9

Shareholders’ equity*
Common shares, par value $6.25; 600.0 shares authorized; 203.7 outstanding (2005 — 203.2) after deducting 16.3 shares (2005 — 16.7) held in treasury, at cost	1,273.0	635.1
Capital in excess of par value	1,342.7	1,998.8
Retained earnings**	3,067.2	3,158.8
Accumulated other comprehensive loss	(98.5)	(154.5)
Other	—	(36.6)

	5,584.4	5,601.6

	$10,555.3	10,358.0

*	Refer to Note 13 for discussion of 2006 first quarter stock split.

**	Includes cumulative effect adjustment of $19.8 million for the adoption of EITF Issue No. 04-6. Refer to Note 5 for further discussion.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$333.8	386.7
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on copper collars and copper put options	392.6	55.0
Depreciation, depletion and amortization	107.2	129.4
Deferred income tax provision	28.2	24.4
Equity in net earnings (losses) of affiliated companies, net of dividends received	(0.2)	(0.1)
Special items and provisions	17.2	(0.9)
Minority interests in consolidated subsidiaries	117.6	27.0
Loss on disposition of discontinued operations	29.5	—
Changes in current assets and liabilities:
Accounts receivable	(202.6)	(137.0)
Repayment of securitized accounts receivable	—	(85.0)
Mill and leach stockpiles	(18.1)	(1.8)
Inventories	(21.0)	(17.3)
Supplies	(2.1)	(8.0)
Prepaid expenses and other current assets	(34.3)	(17.7)
Interest payable	8.2	15.2
Other accounts payable	(42.5)	(2.8)
Accrued income taxes	50.9	38.0
Realized losses on 2005 copper collars	(187.2)	—
Other accrued expenses	(27.4)	(85.1)
Other operating, net	(16.5)	(3.9)

Net cash provided by operating activities	533.3	316.1

Investing activities
Capital outlays	(291.6)	(68.2)
Capitalized interest	(10.8)	(0.8)
Investments in subsidiaries and other	(0.1)	(0.1)
Proceeds from the sale of Columbian Chemicals	520.0	—
Proceeds from the sale of Magnet Wire North America assets	135.8	—
Proceeds from the sale of HPC	43.5	—
Proceeds from asset dispositions	12.9	1.2
Restricted cash	10.5	—
Global environmental trust contribution	(300.0)	—
Other investing, net	(2.4)	(3.2)

Net cash provided by (used in) investing activities	117.8	(71.1)

Financing activities
Net increase (decrease) in short-term debt	11.2	(48.0)
Payment of debt	(2.6)	(1.0)
Common dividends	(445.2)	(24.0)
Preferred dividends	—	(3.4)
Issuance of shares, net	13.4	31.3
Debt issue costs	(1.4)	—

Net cash used in financing activities	(424.6)	(45.1)

Effect of exchange rate impact on cash and cash equivalents	9.5	(2.0)

Increase in cash and cash equivalents	236.0	197.9
Cash and cash equivalents at beginning of period	1,916.7	1,200.1

Cash and cash equivalents at end of period	$2,152.7	1,398.0

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

					Accumulated
	Common Shares		Capital in		Other
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at December 31, 2005	101.6	$635.1	$1,998.8	$3,158.8	$(154.5)	$(36.6)	$5,601.6
Cumulative effect adjustment**				19.8			19.8
Transition adjustment***			(36.6)			36.6	—
Stock options exercised including tax benefit	0.3	2.1	13.4				15.5
Restricted shares issued/cancelled, net	0.2	0.8	3.2				4.0
Common shares purchased		(0.1)	(1.0)				(1.1)
Dividends on common shares				(445.2)			(445.2)
Comprehensive income (loss):
Net income				333.8			333.8
Other comprehensive income (loss), net of tax:
Translation adjustment					33.4		33.4
Net loss on derivative instruments					(2.0)		(2.0)
Other investment adjustments					0.2		0.2
Unrealized gain on securities					15.7		15.7
Minimum pension liability					8.7		8.7

Other comprehensive income					56.0		56.0

Comprehensive income							389.8
Stock split****	101.6	635.1	(635.1)				—

Balance at March 31, 2006	203.7	$1,273.0	$1,342.7	$3,067.2	$(98.5)	$—	$5,584.4

*	As of March 31, 2006, this balance comprised $138.5 million of cumulative translation adjustments and $17.5 million of cumulative minimum pension liability adjustments; partially offset by $53.7 million of cumulative unrealized gains on securities and $3.8 million of cumulative unrealized gains on derivative instruments.

**	Refer to Note 5 for discussion of adoption of EITF Issue No. 04-6.

***	Refer to Note 2 for discussion of adoption of SFAS No. 123-R.

****	Refer to Note 13 for discussion of the 2006 first quarter stock split.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
				Chino/		Candelaria/			Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado	Cerro Verde	El Abra	Molybdenum

First Quarter 2006
Sales and other operating revenues:
Unaffiliated customers	$—	—	1.8	4.7	—	228.5	30.0	164.7	420.3
Intersegment	176.1	108.1	184.2	63.6	17.4	21.5	64.8	136.5	—
Depreciation, depletion and amortization	14.2	5.6	3.9	6.7	3.0	10.7	7.1	30.2	10.7
Operating income (loss) before special items and provisions	36.4	33.9	101.7	(4.3)	(7.8)	145.0	69.9	178.8	105.9
Special items and provisions, net	—	2.2	(1.3)	(3.9)	—	—	—	—	(0.1)
Operating income (loss)	36.4	36.1	100.4	(8.2)	(7.8)	145.0	69.9	178.8	105.8
Interest income	—	—	—	0.7	—	0.9	2.0	2.1	0.3
Interest expense, net	—	—	—	—	—	0.1	6.8	0.4	—
Provision for taxes on income	—	—	—	—	—	(45.2)	2.9	(59.6)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(16.9)	(38.2)	(60.0)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at March 31	—	—	0.2	—	—	0.6	—	—	—
Assets at March 31	998.2	441.3	322.5	448.9	111.3	999.8	1,154.6	1,154.7	914.1
Expenditures for segment assets	36.5	8.9	8.3	2.6	4.9	3.9	162.6	9.4	7.6

First Quarter 2005*
Sales and other operating revenues:
Unaffiliated customers	$—	—	0.4	—	—	121.9	16.5	72.2	476.8
Intersegment	227.0	156.5	207.9	85.7	30.1	32.0	51.6	80.6	—
Depreciation, depletion and amortization	15.1	7.8	3.9	5.3	4.0	9.9	5.9	33.4	8.9
Operating income (loss) before special items and provisions	86.2	84.4	134.5	17.7	1.3	75.4	36.0	44.5	86.6
Special items and provisions, net	(0.3)	—	—	(0.6)	(4.2)	—	—	—	—
Operating income (loss)	85.9	84.4	134.5	17.1	(2.9)	75.4	36.0	44.5	86.6
Interest income	—	—	—	0.6	—	0.8	0.8	—	0.1
Interest expense, net	—	—	—	—	—	—	0.3	(2.3)	—
Provision for taxes on income	—	—	—	—	—	(18.3)	(6.8)	(14.6)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(6.6)	(5.7)	(13.3)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at March 31	—	—	0.2	—	—	0.3	—	—	—
Assets at March 31	921.7	437.3	318.6	482.9	225.4	953.8	560.1	964.5	876.3
Expenditures for segment assets	(3.9)	5.1	2.9	4.8	0.5	3.9	29.7	2.0	1.7

				PDMC			Corporate,
	Manufac-		PDMC	Other &	PDMC	PDI —	Other &	Discontinued
	turing	Sales	Segments	Eliminations	Subtotal	Wire & Cable	Eliminations	Operations	Totals

First Quarter 2006
Sales and other operating revenues:
Unaffiliated customers	$1,194.8	(148.0)	1,896.8	6.7	1,903.5	321.1	—	—	2,224.6
Intersegment	40.6	54.1	866.9	(812.3)	54.6	0.1	(54.7)	—	—
Depreciation, depletion and amortization	5.3	—	97.4	2.8	100.2	4.8	2.0	—	107.0
Operating income (loss) before special items and provisions	5.7	1.8	667.0	(52.8)	614.2	14.0	(36.8)	—	591.4
Special items and provisions, net	(0.1)	—	(3.2)	(4.4)	(7.6)	(8.7)	(0.9)	—	(17.2)
Operating income (loss)	5.6	1.8	663.8	(57.2)	606.6	5.3	(37.7)	—	574.2
Interest income	—	—	6.0	0.5	6.5	0.4	17.5	—	24.4
Interest expense, net	(1.1)	(0.1)	6.1	1.1	7.2	(1.7)	(10.9)	—	(5.4)
Provision for taxes on income	—	—	(101.9)	—	(101.9)	—	(33.9)	—	(135.8)
Minority interests in consolidated subsidiaries	—	—	(115.1)	—	(115.1)	(2.1)	—	—	(117.2)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.2)	(0.2)	0.3	0.5	—	0.6
Income from discontinued operations	—	—	—	—	—	—	—	(16.9)	(16.9)
Equity basis investments at March 31	—	—	0.8	1.1	1.9	6.8	23.5	—	32.2
Assets at March 31	746.0	78.6	7,370.0	61.4	7,431.4	554.8	2,569.1	—	10,555.3
Expenditures for segment assets	4.0	—	248.7	24.0	272.7	2.7	6.9	9.4	291.7

First Quarter 2005*
Sales and other operating revenues:
Unaffiliated customers	$675.0	249.9	1,612.7	5.4	1,618.1	268.4	—	—	1,886.5
Intersegment	57.9	53.8	983.1	(927.9)	55.2	0.2	(55.4)	—	—
Depreciation, depletion and amortization	5.6	—	99.8	2.2	102.0	8.1	1.7	—	111.8
Operating income (loss) before special items and provisions	4.2	(3.8)	567.0	(10.7)	556.3	11.6	(33.0)	—	534.9
Special items and provisions, net	—	—	(5.1)	(0.8)	(5.9)	0.4	6.4	—	0.9
Operating income (loss)	4.2	(3.8)	561.9	(11.5)	550.4	12.0	(26.6)	—	535.8
Interest income	—	—	2.3	0.1	2.4	0.2	3.5	—	6.1
Interest expense, net	(0.8)	(0.3)	(3.1)	0.8	(2.3)	(2.0)	(17.6)	—	(21.9)
Provision for taxes on income	—	—	(39.7)	—	(39.7)	—	(86.4)	—	(126.1)
Minority interests in consolidated subsidiaries	—	—	(25.6)	—	(25.6)	(1.0)	—	—	(26.6)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.5)	(0.5)	0.7	0.5	—	0.7
Income from discontinued operations	—	—	—	—	—	—	—	9.3	9.3
Equity basis investments at March 31	—	—	0.5	1.0	1.5	6.5	24.2	—	32.2
Assets at March 31	503.4	23.9	6,267.9	0.6	6,268.5	641.1	1,448.0	665.6	9,023.2
Expenditures for segment assets	4.9	—	51.6	8.7	60.3	2.9	0.5	4.6	68.3

*	In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. Segment information for 2005 has been revised to conform to the 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)
1. General Information
     The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.
     Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Prior to the 2005 fourth quarter, PDI included, among other manufacturing businesses, our Specialty Chemicals segment, which consisted of Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals. The transaction was completed March 16, 2006. As a result of this transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. (Refer to Note 3, Acquisitions and Divestitures, for further discussion.)
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment, in the PDI division, to Rea Magnet Wire Company, Inc. (Rea). This transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment, in the PDI division, to International Wire Group, Inc. (IWG). This transaction was completed on March 31, 2006. (Refer to Note 3, Acquisitions and Divestitures, for further discussion of these transactions.)
     Interests in our majority-owned subsidiaries are reported using the full consolidation method. We fully consolidate the results of operations and the assets and liabilities of these subsidiaries and report the minority interests in our Consolidated Financial Statements. All material intercompany balances and transactions are eliminated. Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional consolidation method, which include the Morenci copper mine, located in Arizona, in which we hold an 85 percent undivided interest.
     All references to shares of common stock and per share amounts for the three months ended March 31, 2005, have been retroactively restated for the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, for further discussion.)
     For comparative purposes, certain amounts for the three months ended March 31, 2005, have been reclassified to conform to current period presentation.
2. Share-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite service period (generally the vesting period) for awards expected to vest. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The fair value of restricted stock is determined based on the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the requisite service period, net of estimated forfeitures. Under SFAS No. 123-R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123-R should be eliminated against the appropriate equity accounts upon adoption. Therefore, we made an adjustment to beginning capital in excess of par value of $36.6 million with the offset to the contra-equity account. Prior to adoption, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we accounted for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in consolidated net income for stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The following table presents the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 for the 2005 first quarter:

(Unaudited; $ in millions except per share amounts)

Net income as reported	$386.7
Deduct:
Total compensation cost assuming fair value method for stock options, net of tax	(0.9)

Pro forma net income	$385.8

Basic earnings per common share:*
As reported	$2.00
Pro forma	$2.00
Diluted earnings per common share:*
As reported	$1.92
Pro forma	$1.91

*	Earnings per common share for the 2005 first quarter have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, for further discussion.)
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

(Unaudited)
	First Quarter
	2006	2005
Expected dividend yield	0.95%	1.04%
Expected stock price volatility	37.34%	39.83%
Risk-free interest rate	4.48%	3.76%
Expected life of options	5 years	5 years
     The expected dividend yield is based on historical dividend payments. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based upon the interest rates appropriate for the term of the Company’s employee stock options. The expected life of options granted is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding.
     Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1993, 1998 and 2003. The option price equals the fair market value of the common shares on the day of the grant, and an option’s maximum term is 10 years. Options granted vest ratably over a three-year period.
     At March 31, 2006, 7,389,645 shares were available for option grants (including 3,245,678 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998 or 1993 plans.
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
     The Phelps Dodge Corporation Directors Stock Unit Plan (effective January 1, 1997) provides to each non-employee director serving on the board since November 15 of the preceding year an annual award of stock units having a value of $75,000 as of the date of grant. This plan replaced the Company’s 1989 Directors Stock Option Plan. On February 1, 2006, the plan was amended to provide pro rata awards for those directors elected after November 15, 2005, based on the number of days in 2006 the director is expected to serve on the board. The options granted under the 1989 Directors Stock Option Plan expire three years after the termination of service as a director. No further options may be granted under the 1989 plan.
     Stock option plans as of December 31, 2005, and March 31, 2006, and changes during the 2006 first quarter for the combined plans were as follows:

(Unaudited)
		Weighted-Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005*	1,111,174	$29.82
Granted	143,000	79.00
Exercised	(334,236)	30.50
Forfeited or expired	(20,875)	36.17

Outstanding at March 31, 2006	889,063	37.24

Exercisable at March 31, 2006	534,032	22.87

*	Outstanding shares and the weighted-average exercise price at December 31, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, for further discussion.)
     At March 31, 2006, the aggregate intrinsic value of options outstanding was $38.9 million with a weighted-average remaining contractual term of 7.2 years, and the aggregate intrinsic value of options exercisable was $30.8 million with a weighted-average remaining contractual term of 6.0 years.
     Exercisable options by plan at March 31, 2006, were as follows:

(Unaudited)
		Weighted-Average
		Exercise
	Shares	Price
PD Plans
2003 Plan	40,780	$43.01
1998 Plan	464,690	20.81
1993 Plan	12,000	32.69
1989 Directors Stock Option Plan	16,072	24.14
Cyprus Amax Plans	490	22.23

	534,032	22.87

     For the three months ended March 31, 2006 and 2005, the weighted-average grant-date fair value of stock options granted was $28.91 per common share and $17.77 per common share, respectively, and the total intrinsic value of options exercised was $13.1 million and $38.8 million, respectively.
     The 2003 plan provides (and the 1993 and 1998 plan provided) for the award to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). At March 31, 2006, there were 1,635,361 shares of Restricted Stock outstanding and 3,245,678 shares available for award.

     Changes in Restricted Stock for the three months ended March 31, 2006, were as follows:

(Unaudited)
		Weighted-Average
		Grant-Date
		Fair Value
	Shares	Price
Outstanding at December 31, 2005*	1,548,734	$36.62
Granted	242,190	78.89
Released	(48,807)	33.68
Forfeited or expired	(106,756)	36.84

	1,635,361	42.95

*	Outstanding shares and the weighted-average grant-date fair value price at December 31, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity for further discussion.)
     For the three months ended March 31, 2006 and 2005, the weighted-average grant-date fair value of Restricted Stock was $78.89 per common share and $48.10 per common share, respectively. Restricted Stock generally becomes fully vested in five years. Although the 2006, 2005 and 2004 awards become fully vested in five years, a majority of the shares included in those awards have graded-vesting features in which a portion of the shares will vest on the third and fourth anniversaries of the award. For the three months ended March 31, 2006 and 2005, the total fair value of shares released or vested was $3.5 million and $3.3 million, respectively.
     Compensation cost for the stock option and restricted stock plans in the 2006 and 2005 first quarters was $6.4 million and $2.7 million, respectively (included as selling and general administrative expense in the Consolidated Statement of Income). For the three months ended March 31, 2006 and 2005, the total income tax benefit recognized was $1.5 million and $0.6 million, respectively. At March 31, 2006, there was $52.5 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.
     For the three months ended March 31, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was $10.2 million and $32.4 million, respectively, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $3.3 million and $7.6 million, respectively.
3. Acquisitions and Divestitures
Columbian Chemicals Company
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006, resulting in estimated sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign-held cash and net of approximately $27 million in taxes and related expenses). As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     The transaction resulted in special, net charges of $124.3 million ($71.4 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $29.5 million ($28.8 million after-tax) was recognized in the 2006 first quarter, which consisted of a loss on disposal of $14.8 million ($14.1 million after-tax) and transaction and employee-related costs of $14.7 million (before and after taxes).
     The following table details selected financial information, which has been reported as discontinued operations for the three months ended March 31, 2006 and 2005:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Sales and other operating revenues	$179.8	180.0

Income from discontinued operations before loss on disposal	$17.0	14.4
Loss on disposal	(29.5)	—
Provision for taxes on income	(4.4)	(5.1)

Income (loss) from discontinued operations	$(16.9)	9.3

     We have not separately identified cash flows from discontinued operations for the three months ended March 31, 2006 and 2005, in the Company’s Consolidated Statement of Cash Flows.
Magnet Wire North America
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all of its North American magnet wire assets, including certain copper inventory, to Rea. The transaction was completed on February 10, 2006, resulting in estimated sales proceeds of approximately $133 million (net of approximately $10 million in taxes and related expenses).
     The transaction resulted in special, net charges of $17.7 million ($15.4 million after-tax). Of this amount, $13.2 million ($10.7 million after-tax) was recognized in the 2005 fourth quarter, which consisted of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their estimated fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax). An additional $4.5 million ($4.7 million after-tax) was recognized in the 2006 first quarter, which consisted of a gain on disposal of $0.2 million (loss of $1.1 million after-tax) and transaction and employee related costs of $4.7 million ($3.6 million after-tax).
     The North American magnet wire asset sale did not meet the criteria for classification as discontinued operations as the Company is continuing to supply Rea with copper rod.

High Performance Conductors of SC & GA, Inc.
     On March 4, 2006, Phelps Dodge entered into an agreement to sell HPC to IWG. Under the agreement, IWG purchased the stock of HPC, as well as certain copper inventory. The agreement also includes a contingent payment of up to $3 million based on HPC’s 2006 results. The transaction was completed on March 31, 2006, resulting in estimated sales proceeds, exclusive of the contingent payment, of approximately $47 million (net of approximately $4 million in taxes and related expenses).
     The transaction resulted in special charges of $4.2 million ($4.9 million after-tax), which were recognized in the 2006 first quarter and consisted of a loss on disposal of $1.5 million ($2.2 million after-tax) and transaction and employee-related costs of $2.7 million (before and after taxes).
     The HPC sale did not meet the criteria for classification as discontinued operations as the Company is continuing to supply IWG with copper rod and certain copper alloys.
4. Special Items and Provisions
     Special items and provisions are unpredictable and atypical of the Company’s operations in a given period. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including increases or decreases in deferred tax valuation allowances, if warranted. (All references to earnings or losses per common share are based on diluted earnings or losses per common share.)
Note: Supplemental Data
     The following table summarizes the special items and provisions for the three months ended March 31, 2006:

(Unaudited; $ in millions except per share amounts)

Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(7.4)	(5.6)	(0.03)
Historical legal matters	(0.2)	(0.2)	—

	(7.6)	(5.8)	(0.03)

PDI —
Sale of North American magnet wire assets:
Gain (loss) on disposal	0.2	(1.1)	—
Transaction and employee-related costs	(4.7)	(3.6)	(0.02)
Sale of HPC:
Loss on disposal	(1.5)	(2.2)	(0.01)
Transaction and employee-related costs	(2.7)	(2.7)	(0.02)

	(8.7)	(9.6)	(0.05)

Corporate and Other —
Environmental provisions, net	(1.4)	(1.1)	—
Sale of non-core real estate	0.5	0.4	—

	(0.9)	(0.7)	—

	(17.2)	(16.1)	(0.08)

Discontinued operations:
Loss on disposal of Columbian Chemicals	(14.8)	(14.1)	(0.07)
Transaction and employee-related costs	(14.7)	(14.7)	(0.07)

	(29.5)	(28.8)	(0.14)

	$(46.7)	(44.9)	(0.22)

     A net charge for environmental provisions of $8.8 million ($6.7 million after-tax) was recognized. (Refer to Note 6, Environmental, and Reclamation and Closure Matters, for further discussion of environmental matters.)
     On February 10, 2006, Phelps Dodge completed the sale of substantially all its North American magnet wire assets to Rea. In connection with the transaction, we recognized additional charges of $4.5 million ($4.7 million after-tax) during the 2006 first quarter, which consisted of a gain on disposal of $0.2 million (loss of $1.1 million after-tax) and transaction and employee-related costs of $4.7 million ($3.6 million after-tax). (Refer to Note 3, Acquisitions and Divestitures, for further discussion.)

     On March 31, 2006, Phelps Dodge completed the sale of HPC to IWG. In connection with the transaction, we recognized charges of $4.2 million ($4.9 million after-tax) during the 2006 first quarter, which consisted of a loss on disposal of $1.5 million ($2.2 million after-tax) and transaction and employee-related costs of $2.7 million (before and after taxes). (Refer to Note 3, Acquisitions and Divestitures, for further discussion.)
     On March 16, 2006, Phelps Dodge completed the sale of Columbian Chemicals. In connection with the transaction, we recognized additional charges of $29.5 million ($28.8 million after-tax) in discontinued operations during the 2006 first quarter, which consisted of a loss on disposal of $14.8 million ($14.1 million after-tax) and transaction and employee-related costs of $14.7 million (before and after taxes). (Refer to Note 3, Acquisitions and Divestitures, for further discussion.)
Note: Supplemental Data
     The following table summarizes the special items and provisions for the three months ended March 31, 2005:

(Unaudited; $ in millions except per share amounts)

Consolidated Statement of Income			$/Share
Line Item	Pre-tax	After-tax	After-tax*
Special items and provisions, net:
PDMC —
Environmental provisions, net	$(5.3)	(4.0)	(0.02)
Environmental insurance recoveries, net	(0.6)	(0.5)	—

	(5.9)	(4.5)	(0.02)

PDI —
Restructuring programs/closures	0.4	0.8	—

Corporate and Other —
Environmental provisions, net	1.0	0.7	0.01
Environmental insurance recoveries, net	0.6	0.5	—
Historical legal matters	4.8	4.5	0.02

	6.4	5.7	0.03

	0.9	2.0	0.01

Provisions for taxes on income:
Foreign dividend taxes	—	(1.9)	(0.01)

	$0.9	0.1	—

*	After-tax per common share amounts have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, for further discussion.)
     A net charge for environmental provisions of $4.3 million ($3.3 million after-tax) was recognized. (Refer to Note 6, Environmental, and Reclamation and Closure Matters, for further discussion of environmental matters.)
     A gain of $4.8 million ($4.5 million after-tax) was recognized for legal matters. These included an adjustment of $3.6 million (before and after taxes) related to an historical Cyprus Amax Minerals Company lawsuit and a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters.
     Tax expense of $1.9 million was recognized for U.S. taxes incurred with respect to dividends received from Cerro Verde in 2005.
5. New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” which specifies that stripping costs incurred during the production phase of a mine are considered variable production costs and included in the cost of inventory produced during the period that the stripping costs are incurred. Prior to adoption of EITF Issue No. 04-6, Phelps Dodge had historically charged stripping costs to maintain production at operating mines to operations as incurred. Additionally, stripping costs incurred at new mines or at operating mines outside existing pit limits that were expected to benefit future production were capitalized and amortized under the units-of-production method. This EITF requires capitalization of pre-stripping or mine development costs only to the extent that the production phase has not commenced, which is determined when salable minerals, excluding removal of de minimis material, are extracted from an ore body. Upon adoption, we recorded an increase to our work-in-process inventories of $46.0 million, a net decrease to our capitalized mine development of $19.3 million, a net increase to minority interests in consolidated subsidiaries of $1.3 million and a cumulative effect adjustment to increase beginning retained earnings by $19.8 million, net of deferred income taxes of $8.2 million.
     Effective January 1, 2006, the Company adopted SFAS No. 123-R, which amends SFAS No. 123, which requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite period (generally the vesting period) for awards expected to vest. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The adoption of this Statement did not have a material impact on our financial reporting. (Refer to Note 2, Share-Based Compensation, for further discussion.)
     Effective December 31, 2005, the Company adopted Financial Accounting Standards Board’s (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (FIN 47) which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of FIN 47, we recognize conditional asset retirement obligations as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation is factored into the measurement of the liability. Upon adoption, in the 2005 fourth quarter we recorded an increase to our closure and reclamation reserve of $17.9 million, a net increase in our mining properties’ assets of $4.4 million and a cumulative effect loss of $10.1 million, net of deferred income taxes of $3.4 million.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests on securitized financial assets so that similar instruments are accounted for similarly regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcate. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.
     In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted FSP 115-1/124-1 in the 2006 first quarter. The adoption of FSP 115-1/124-1 did not have a material impact on our financial reporting and disclosures.
     In September 2005, FASB ratified the consensus reached by the EITF on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus concluded that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another. The EITF also reached a consensus that nonmonetary exchanges of inventory within the same business should be recognized at fair value. The consensus reached on EITF Issue No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in reporting periods beginning after March 15, 2006. The Company does not expect the adoption of EITF Issue No. 04-13 to have a material impact on our financial reporting and disclosures.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The Company adopted the provisions of SFAS No. 154 on January 1, 2006.
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 in the 2006 first quarter. The adoption of this Statement did not have a material impact on our financial reporting and disclosures.
6. Environmental, and Reclamation and Closure Matters
     At March 31, 2006, and December 31, 2005, environmental reserves totaled $363.2 million and $367.9 million, respectively, for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.
     The following table summarizes our environmental reserve activities for the three months ended March 31, 2006:

(Unaudited; $ in millions)

Balance, beginning of period	$367.9
Additions to reserves*	10.1
Reductions in reserve estimates	—
Spending against reserves	(14.8)

Balance, end of period	$363.2

*	Amount includes $1.3 million associated with a settlement with a potentially responsible party.
     The site currently considered to be most significant is the Pinal Creek site near Miami, Arizona, where approximately $106 million remained in the environmental reserve at March 31, 2006. Phelps Dodge Miami, Inc. and the other Pinal Creek Group (PCG) members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other PCG members settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, is scheduled for October 30, 2006, subject to approval by the trial judge.
     At March 31, 2006, the cost range for reasonably possible outcomes for all reservable remediation sites (including Pinal Creek’s estimate of approximately $103 million to $209 million) was estimated to be from approximately $325 million to $636 million (of which $363.2 million has been reserved).
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At March 31, 2006, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was estimated to be from approximately $2 million to approximately $14 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
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
     The following tables summarize our asset retirement obligations and asset retirement cost activities for the three months ended March 31, 2006:

Asset Retirement Obligations
(Unaudited; $ in millions)

Balance, beginning of period	$398.4
New liabilities during the period	1.1
Accretion expense	6.6
Payments	(10.0)
Revisions in estimated cash flows	(1.8)

Balance, end of period	$394.3

Asset Retirement Costs
(Unaudited; $ in millions)

Gross balance, beginning of period	$199.2
New assets during the period	1.1
Revisions in estimated cash flows	(1.8)

Gross balance, end of period	198.5
Less accumulated depreciation, depletion and amortization	90.2

Balance, end of period	$108.3

     We have estimated that our share of the total cost of asset retirement obligations, including anticipated future disturbances and excluding cumulative payments, for the quarter ended March 31, 2006, aggregated approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as actual reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
     In December 2005, the Company established a trust dedicated to funding our global environmental reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At March 31, 2006 and December 31, 2005, the fair value of the trust assets was approximately $493 million and $191 million, respectively, of which approximately $91 million was legally restricted.
7. Contingencies
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, which removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. Eliminating this requirement is expected to reduce our New Mexico financial assurance by approximately $27 million (NPV basis).
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
     Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has set a hearing date on the Chino closure permit for September 2006. Tyrone appealed certain conditions in its closure permit for the WQCC, which upheld the permit conditions. The WQCC’s decision is on appeal to the New Mexico Court of Appeals, which held oral argument on the appeal on January 19, 2006. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance, within the next few months.
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
     The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $395 million for Chino, $439 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to an NPV basis to determine the amount of financial assurance required for each facility. The current financial assurance amounts are $196 million for Chino, $275 million for Tyrone and $30 million for Cobre. In addition, Hidalgo has provided financial assurance for approximately $11 million under the terms of its existing discharge permit.
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
     The Company estimates its total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $287 million for Chino, $354 million for Tyrone and $41 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. These estimates are lower than the estimated costs used as the basis for financial assurance amounts due to the factors discussed above, and reflects our internal cost estimate. Our cost estimates, on a third-party cost basis used to determine the fair value of our closure and closeout accrual for SFAS No. 143, were approximately $395 million for Chino, $460 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). Tyrone’s cost estimate includes approximately $21 million of net costs in addition to the financial assurance cost estimate that primarily relates to an increased scope of work for the tailing, stockpiles and other projects, and updated estimates for actual closure expenditures incurred. Cobre’s cost estimate includes approximately $2 million of costs in addition to the financial assurance cost estimate primarily for increased scope of work for stockpiles and characterization studies. At March 31, 2006, we had accrued approximately $66 million for Chino, $181 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo. For comparison, at December 31, 2005, we had accrued approximately $65 million for Chino, $186 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo.
     During 2006, Tyrone continued certain closure activities, including completion of a project to remove a portion of the 1C stockpile and initiating reclamation of the adjacent stockpile area. Additionally, Tyrone continued accelerated reclamation of tailing impoundments located in Mangas Valley, including completion of reclamation of one tailing impoundment. Through March 31, 2006, approximately $47 million has been spent on these actions, including approximately $20 million on the 1C stockpile. In 2005, Tyrone submitted an application to reduce the required amount of financial assurance by $32 million to reflect the completion of the 1C stockpile removal project and 2005 legislation that eliminated a requirement to include New Mexico gross receipts tax in the cost estimates used for financial assurance. On December 12, 2005, the state concurred with the reduction and Tyrone is currently negotiating changes in financial assurance with the state.
     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. Chino has begun remediating residential yards in the town of Hurley after agreement was reached with NMED on cleanup levels. NMED has not yet issued a record of decision regarding any additional remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of March 31, 2006, is approximately $20 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of approximately $5 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of March 31, 2006, for the remaining work at Lake One is approximately $1 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is approximately $26 million at March 31, 2006.
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
     In accordance with the new regulation, Cerro Verde is required to submit a closure plan before August 15, 2006. Cerro Verde is currently in the process of reviewing the technical requirements and revising its cost estimates for both its existing operations and the sulfide expansion project to comply with the regulation. It is also in the process of determining its financial assurance obligations associated with the new regulation. At both March 31, 2006 and December 31, 2005, Cerro Verde had accrued closure costs of approximately $5 million, which were based on the requirements set forth in the environmental permits. Upon completion of its review, Cerro Verde’s ARO estimates will be updated.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At March 31, 2006 and December 31, 2005, we had accrued closure costs of approximately $21 million and $20 million, respectively, for our Chilean operations.
8. Earnings Per Share
     Basic earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed similarly to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, and the numerator excludes preferred stock dividends, unless anti-dilutive. Unvested restricted stock is included in the computation of diluted earnings per common share as the issuance of such shares is contingent upon vesting.

(Unaudited; $ in millions except per share amounts)
	First Quarter
	2006	2005
Basic Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$350.7	377.4
Income (loss) from discontinued operations	(16.9)	9.3

Net income	333.8	386.7
Preferred stock dividends	—	(3.4)

Net income applicable to common shares	$333.8	383.3

Denominator:
Weighted average common shares outstanding*	202.0	191.5

Basic earnings per common share:*
Income from continuing operations	$1.73	1.95
Income (loss) from discontinued operations	(0.08)	0.05

Basic earnings per common share	$1.65	2.00

Diluted Earnings Per Common Share Computation
Numerator:
Income from continuing operations before cumulative effect of accounting change	$350.7	377.4
Income (loss) from discontinued operations	(16.9)	9.3

Net income	333.8	386.7
Preferred stock dividends	—	—

Net income applicable to common shares	$333.8	386.7

Denominator:
Weighted average common shares outstanding*	202.0	191.5
Weighted average employee stock options*	0.4	1.2
Weighted average restricted stock issued to employees*	1.0	0.8
Weighted average mandatory convertible preferred shares*	—	8.3

Total weighted average common shares outstanding*	203.4	201.8

Diluted earnings per common share:*
Income from continuing operations	$1.72	1.87
Income (loss) from discontinued operations	(0.08)	0.05

Diluted earnings per common share	$1.64	1.92

*	Weighted average shares outstanding and earnings per common share for the 2005 first quarter have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, for further discussion.)
9. Provision for Taxes on Income
     The Company’s income tax provision from continuing operations for the 2006 first quarter resulted from taxes on earnings at international operations ($109.1 million), including recognition of valuation allowances ($5.3 million), and taxes on earnings at U.S. operations ($26.7 million), including benefits from the release of valuation allowances ($3.1 million).
     Phelps Dodge provides reserves for various unresolved tax issues. During the 2006 first quarter, certain of these issues were favorably resolved resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $10 million.
     During January 2006, a change in Arizona tax law impacting the apportionment of income became effective resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $6 million.
     The difference between our effective income tax rate of 22.5 percent for the 2006 first quarter and the U.S. federal statutory rate of

35 percent primarily was due to percentage depletion deductions for regular tax purposes in the United States and Peruvian reinvestment deductions associated with the Cerro Verde mine expansion.
     The Company’s income tax provision from continuing operations for the 2005 first quarter resulted from taxes on earnings at international operations ($44.0 million), including recognition of valuation allowances ($0.4 million), and taxes on earnings at U.S. operations ($82.1 million), including benefits from the release of valuation allowances ($21.3 million). The release of the domestic valuation allowances was attributable to the utilization of net operating losses and other tax credits.
     The difference between our effective income tax rate of 23.8 percent for the 2005 first quarter and the U.S. federal statutory rate of 35 percent primarily was due to (i) withholding taxes on Candelaria’s dividends and unremitted earnings, (ii) percentage depletion deductions for regular tax purposes in the United States, and (iii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment or up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four year period from 2004 through 2007, which could be extended, at the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. Based on qualified earnings for the 2006 first quarter, Cerro Verde recorded a current reinvestment benefit of approximately $16 million and a deferred tax asset of approximately $16 million, increasing the total deferred tax asset to approximately $58 million at March 31, 2006.
10. Accounting for Derivative Instruments and Hedging Activities
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at period end. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005, for further discussion of our derivative instruments.
     Phelps Dodge entered into programs to protect a portion of its expected global copper production by purchasing zero-premium copper collars (consisting of put options and call options) and copper put options. The copper collars and copper put options are settled on an average London Metal Exchange (LME) pricing basis for their respective hedge periods. The copper collar put options and purchased copper put options are settled monthly for 2006, and annually for 2007; all of the copper collar call options are settled annually. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2006 and 2007:

(Unaudited)
	2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	564	486
Average LME put strike price (floor) per pound	$0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.632	2.002
Associated pre-tax gains (charges) for the 2006 first quarter (A):
Intrinsic value component (in millions)	$(252)	(110)
Time value component (in millions)	$13	(41)

Copper Put Options:
Pounds of copper put options purchased (in millions)	564	730
Average LME put strike price per pound	$0.950	0.950
Premium cost per pound	$0.020	0.023
Associated pre-tax charges for the 2006 first quarter (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	(3)

(A)	The 2006 unrealized pre-tax charges resulted from the 2006 LME price average of $2.375 per pound exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options, including amounts recognized in 2005, were approximately $414 million, reflecting intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME price average of $2.251 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars and a significant increase in the time value component of the options’ mark-to-market value at March 31, 2006. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005, were approximately $203 million, consisting of approximately $110 million for the intrinsic value component, approximately $75 million for the time value component, with the remainder for put option premiums.
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward curve price as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price.
     During the 2006 first quarter, approximately $187 million was paid to the respective counterparts for the PDMC and El Abra 2005 zero-premium copper collar programs.
     During the 2006 first quarter, we reclassified approximately $5 million from other comprehensive income to the Consolidated Statement of Income, primarily as a result of our international metal swap contracts. During the quarter ended March 31, 2005, we reclassified $0.2 million from other comprehensive income to the Consolidated Statement of Income primarily as a result of our domestic diesel fuel options.
11. Pension and Post Retirement Benefits
     The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the three months ended March 31, 2006 and 2005:

Pension Benefits
(Unaudited; $ in millions)
	First Quarter
	2006	2005
Service cost — benefits earned during the period	$5.6	7.0
Interest cost on benefit obligation	17.5	18.7
Expected return on plan assets	(25.9)	(21.6)
Amortization of prior service cost	0.6	0.8
Amortization of actuarial loss	4.5	3.6
Special retirement benefits	0.5	—

Net periodic benefit cost	$2.8	8.5

Postretirement Benefits
(Unaudited; $ in millions)
	First Quarter
	2006	2005
Service cost — benefits earned during the period	$0.3	1.1
Interest cost on benefit obligation	3.6	4.8
Expected return on plan assets	(1.8)	—
Amortization of prior service cost	(0.6)	—
Recognized net actuarial loss	(0.2)	—
Special retirement benefits	(0.3)	—

Net periodic benefit cost	$1.0	5.9

     On July 13, 2005, Phelps Dodge made a cash contribution of $250 million to certain U.S. pension plans.
     Our pension expense in the 2006 first quarter was $2.8 million, compared with $8.5 million in the 2005 first quarter. The decrease of $5.7 million was primarily due to (i) a decrease in service costs ($1.4 million) resulting from updated actuarial assumptions, (ii) a decrease in interest costs ($1.2 million) resulting mainly from the sale of Columbian Chemicals, and (iii) an increase in expected rate of return on plan assets ($4.3 million) associated with higher assets due to the July 2005 contribution; partially offset by higher amortization of actuarial losses ($0.9 million) resulting from the decrease in the expected future working lifetime of employees that was due to an update of our withdrawal assumption, and special retirement benefits ($0.5 million).
     Our postretirement expense in the 2006 first quarter was $1.0 million, compared with $5.9 million in the 2005 first quarter. The decrease of $4.9 million was primarily due to (i) lower service ($0.8 million) and interest costs ($1.2 million) resulting from the update of actuarial assumptions for lapse and withdrawal rates, and the sale of Columbian Chemicals and HPC, (ii) an increase in expected rate of return on plan assets ($1.8 million) associated with higher assets due to the December 2005 funding, and (iii) amortization of prior service cost ($0.6 million) resulting from a plan amendment.
     In December 2005, Phelps Dodge established and funded two trusts, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts were established in connection with certain employee benefit plans sponsored by Phelps Dodge and are intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code. The trusts will help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. However, the trusts will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. In the future, the majority of postretirement medical benefits and life insurance premiums will be paid from these VEBA trusts.
12. Debt and Other Financing
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At March 31, 2006, there was a total of $74.1 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at March 31, 2006, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in an overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine. At both March 31, 2006 and December 31, 2005, our Cerro Verde copper mine, in which we own a 53.6 percent equity interest, had outstanding project-financed debt of $20.0 million under these facilities. (Refer to Note 14, Debt and Other Financing, to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on the Cerro Verde debt-financing facilities.)

13. Shareholders’ Equity
Stock Split
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006, and increased the number of shares outstanding to approximately 203.7 million from approximately 101.9 million. The par value of Phelps Dodge’s common stock remains at $6.25 per share. All references to shares of common stock and per common share amounts for the 2005 first quarter have been retroactively adjusted to reflect the two-for-one stock split, except for the Consolidated Statement of Shareholders’ Equity that reflects the stock split by reclassifying from Capital in Excess of Par Value to Common Shares an amount equal to the par value of the additional shares issued to effect the stock split. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The financial information as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included below.
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
     We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of March 31, 2006, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2006. This interim financial information is the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, and of shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 24, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
April 26, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or ours) cannot give assurance that such statements will prove to be correct. Refer to Item 1A, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Quantitative and Qualitative Disclosures About Market Risk in the Company’s report on Form 10-K for the year ended December 31, 2005, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies. (Refer to Note 1, General Information, to our unaudited March 31, 2006, Consolidated Financial Information for a discussion of our consolidation policy.)
RESULTS OF OPERATIONS
Consolidated Financial Results
     As discussed in Note 3, Acquisitions and Divestitures, to our unaudited March 31, 2006, Consolidated Financial Information on November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). The transaction was completed March 16, 2006. As a result of this transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. Note that the results of discontinued operations are not necessarily indicative of the results of Columbian on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results are based on results from continuing operations.
     All per share amounts for the three months ended March 31, 2005, have been retroactively restated for the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion.)

(Unaudited; $ in millions except per share amounts)
	First Quarter
	2006	2005
Sales and other operating revenues	$2,224.6	1,886.5
Operating income	$574.2	535.8
Minority interests in consolidated subsidiaries	$(117.2)	(26.6)
Income from continuing operations	$350.7	377.4
Income (loss) from discontinued operations	$(16.9)	9.3
Net income	$333.8	386.7

Basic earnings per common share:*
Income from continuing operations	$1.73	1.95
Income (loss) from discontinued operations	(0.08)	0.05

Basic earnings per common share	$1.65	2.00

Diluted earnings per common share:*
Income from continuing operations	$1.72	1.87
Income (loss) from discontinued operations	(0.08)	0.05

Diluted earnings per common share	$1.64	1.92

*	Earnings per common share for the 2005 first quarter have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion.)
     The Company had consolidated net income for the 2006 first quarter of $333.8 million, or $1.64 per common share, including an after-tax charge of $298.4 million, or $1.46 per common share, for mark-to-market accounting adjustments on our 2006 and 2007 copper collars and copper put options. (All references to earnings or losses per common share are based on diluted earnings or losses per common share.) Also included in 2006 first quarter consolidated net income were (i) special, net charges from continuing operations of $16.1 million, or 8 cents per common share, after taxes and (ii) a loss from discontinued operations of $16.9 million, or 8 cents per common share, including special, net charges of $28.8 million, or 14 cents per common share, after taxes. In the 2005 first quarter, consolidated net income was $386.7 million, or $1.92 per common share, including special, net gains from continuing operations of $0.1 million, after taxes. Included in 2005 first quarter consolidated net income was income from discontinued operations of $9.3 million, or 5 cents per common share.
     Excluding discontinued operations, the $26.7 million decrease in income from continuing operations in the 2006 first quarter compared with the 2005 first quarter primarily was due to (i) higher adjustments for our copper collars and copper put options (approximately $338 million), (ii) higher minority interests in consolidated subsidiaries ($90.6 million) mostly resulting from increased earnings at our South American mining operations and the reduction of our interests in Cerro Verde and Ojos del Salado, (iii) higher copper production costs (approximately $86 million), (iv) higher special, net pre-tax charges ($18.1 million), (v) higher exploration and research expense ($12.9 million), (vi) lower copper sales volumes (approximately $10 million), (vii) the absence of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million) and (viii) a higher tax provision ($9.7 million) primarily due to higher international earnings. These were partially offset by the effects of (i) higher average copper prices (approximately $471 million) and other net pricing adjustments (approximately $47 million) primarily for certain provisionally priced copper contracts at March 31, 2006, (ii) higher interest income ($18.2 million) and (iii) lower interest expense, net of capitalized interest ($16.5 million).
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

Note: Supplemental Data
     The following table summarizes consolidated net income, special items and provisions, and the resultant earnings excluding these special items and provisions for the three months ended March 31, 2006 and 2005:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Net income	$333.8	386.7
Special items and provisions, net of taxes	(44.9)	0.1

Earnings excluding special items and provisions (after taxes)	$378.7	386.6

Note: Supplemental Data
     The following schedules summarize the special items and provisions for the three months ended March 31, 2006 and 2005 (refer to Note 4, Special Items and Provisions, to our unaudited March 31, 2006, Consolidated Financial Information for additional discussion):

(Unaudited; $ in millions except per share amounts)
	2006 First Quarter			2005 First Quarter
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax*
Special items and provisions, net:
PDMC (see Business Segment disclosure)	$(7.6)	(5.8)	(0.03)	(5.9)	(4.5)	(0.02)

PDI (see Business Segment disclosure)	(8.7)	(9.6)	(0.05)	0.4	0.8	—

Corporate and Other —
Environmental provisions, net	(1.4)	(1.1)	—	1.0	0.7	0.01
Environmental insurance recoveries, net	—	—	—	0.6	0.5	—
Sale of non-core real estate	0.5	0.4	—	—	—	—
Historical legal matters	—	—	—	4.8	4.5	0.02

	(0.9)	(0.7)	—	6.4	5.7	0.03

	(17.2)	(16.1)	(0.08)	0.9	2.0	0.01

Provision for taxes on income:
Foreign dividend taxes	—	—	—	—	(1.9)	(0.01)

Discontinued operations:
Loss on disposal of Columbian Chemicals	(14.8)	(14.1)	(0.07)	—	—	—
Transaction and employee-related costs	(14.7)	(14.7)	(0.07)	—	—	—

	(29.5)	(28.8)	(0.14)	—	—	—

	$(46.7)	(44.9)	(0.22)	0.9	0.1	—

*	After-tax per common share amounts have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 13, Shareholders’ Equity, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion.)
Business Divisions
     Results for 2006 and 2005 can be meaningfully compared by separate reference to our business divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co., Ltd. The transaction was completed March 16, 2006. As a result of this transaction, the operating results of Columbian, which were previously reported as a segment of PDI, have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment, in the PDI division, to Rea Magnet Wire Company, Inc. (Rea). This transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment, in the PDI division, to International Wire Group, Inc. (IWG). This transaction was completed on March 31, 2006.
     (Refer to Note 3, Acquisitions and Divestitures, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion of these transactions.)
     Significant events and transactions have occurred within the reportable segments of each business division that, as indicated in the separate discussions presented below, are material to an understanding of the particular period’s results and to a comparison with results of the other periods.
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
     In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment, but rather have included it in PDMC Other and Eliminations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information for 2005 has been revised to conform to the 2006 presentation.
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
     The Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and rod has historically been sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment prior to their disposition. However, we continue to supply the buyers of these operations with copper rod and certain copper alloys.
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
     Major operating and financial results of PDMC for the three months ended March 31, 2006 and 2005, are summarized in the following table:

(Unaudited; $ in millions except per pound amounts)
	First Quarter
	2006	2005
Sales and other operating revenues to unaffiliated customers	$1,903.5	1,618.1
Operating income	$606.6	550.4
Operating income before special items and provisions, net	$614.2	556.3
Minority interests in consolidated subsidiaries (A)	$(115.1)	(25.6)
Copper production (thousand short tons):
Total copper production	318.3	325.0
Less undivided interest (B)	14.1	13.8

Copper production on a consolidated basis	304.2	311.2
Less minority participants’ shares (A)	53.0	43.5

Copper production on a pro rata basis	251.2	267.7

Copper sales (thousand short tons):
Total copper sales from own mines	318.6	325.0
Less undivided interest (B)	14.1	13.8

Copper sales from own mines on a consolidated basis	304.5	311.2
Less minority participants’ shares (A)	50.5	43.8

Copper sales from own mines on a pro rata basis	254.0	267.4

Purchased copper	97.1	92.6

Total copper sales on a consolidated basis	401.6	403.8

LME average spot copper price per pound — cathodes	$2.241	1.482
COMEX average spot copper price per pound — cathodes	$2.253	1.468

Molybdenum production (million pounds)	17.2	14.7
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	16.9	14.9
Purchased molybdenum	2.2	3.7

Total molybdenum sales	19.1	18.6

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$22.91	31.31
M-1 price per pound	$24.15	30.40

(A)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile, (iii) a 17.5 percent equity interest through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005, in the Cerro Verde copper mining operation in Peru held by SMM Cerro Verde Netherlands B.V. and Compañía de Minas Buenaventura S.A.A., and (iv) a 20 percent equity interest beginning December 23, 2005, in the Ojos del Salado copper mining operation in Chile held by SMMA Candelaria, Inc.

(B)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(thousand short tons)
	First Quarter
	2006	2005
Minority participants’ shares of copper production:
Candelaria	10.2	10.3
Cerro Verde	11.6	4.2
El Abra	29.7	29.0
Ojos del Salado	1.5	—

	53.0	43.5

Total PDMC Division — Sales
     PDMC’s sales and other operating revenues to unaffiliated customers increased $285.4 million, or 18 percent, in the 2006 first quarter compared with the 2005 first quarter. The increase primarily reflected (i) higher average copper prices, including purchased copper (approximately $638 million) and other net pricing adjustments (approximately $47 million) primarily for certain provisionally priced copper contracts at March 31, 2006, and (ii) higher primary molybdenum sales volumes (approximately $13 million). These were partially offset by higher adjustments for our copper collars and copper put options (approximately $338 million), lower average molybdenum realizations (approximately $72 million) and higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $17 million).
     PDMC’s sales and other operating revenues to unaffiliated customers during the 2006 first quarter were negatively impacted by our 2006 and 2007 copper collar price protection programs. These programs represent approximately 25 percent of our expected annual copper sales for 2006 and approximately 20 percent for 2007. As these sales do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the entire quantity hedged for both 2006 and 2007 must be adjusted to fair market value based on the London Metal Exchange (LME) forward curve price at March 31, 2006, and the loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price. Approximately 75 percent of sales in 2006 and 80 percent in 2007 are not covered by the copper collar price protection programs and, therefore, will participate fully in the higher LME and New York Commodity Exchange (COMEX) copper prices.
Total PDMC Division — Operating Income
     PDMC reported operating income of $606.6 million for the 2006 first quarter, including special, net pre-tax charges of $7.6 million, compared with operating income of $550.4 million for the 2005 first quarter, including special, net pre-tax charges of $5.9 million.
     The increase in operating income of $56.2 million, or 10 percent, primarily included the effects of higher average copper prices (approximately $471 million) and other net pricing adjustments (approximately $47 million) primarily for certain provisionally priced copper contracts at March 31, 2006. These higher copper prices were partially offset by (i) higher adjustments for our copper collars and copper put options (approximately $338 million), (ii) higher copper production costs (approximately $86 million), (iii) higher exploration spending (approximately $14 million) primarily in Central Africa and at our U.S. mines, (iv) lower copper sales volumes (approximately $10 million), and (v) the absence of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million). Higher copper production costs, which exclude by-product molybdenum revenues, were primarily due to (i) higher mining rates, higher repairs and maintenance, and higher South American royalty taxes (approximately $54 million), (ii) higher energy costs (approximately $16 million) and (iii) higher smelting, refining and freight costs (approximately $16 million). (Refer to PDMC’s segments on pages 28 through 31 for further discussion.)
     For both 2006 and 2005, higher average copper prices, including premiums, reflected improved copper fundamentals and an improved economic environment.
     The price of copper, our principal product, was a significant factor influencing our results for the three months ended March 31, 2006 and 2005. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged $2.253 and $1.468 for the first three months of 2006 and 2005, respectively. Internationally, our copper selling prices are generally based on the LME spot price per pound of copper cathode, which averaged $2.241 and $1.482 for the first three months of 2006 and 2005, respectively.
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
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Nevertheless, we pay more for our energy needs during these times of progressively higher energy prices. Energy accounted for 19.6 cents per pound of our production costs in the 2006 first quarter, compared with 16.6 cents per pound in the 2005 first quarter.
     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME, as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using anticipated pricing based on the commodity exchange forward rate. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At March 31, 2006, approximately 225 million pounds of copper sales were provisionally priced at an average of $2.456 per pound with final quotational periods of April 2006 through August 2006. Candelaria accounted for approximately 66 percent of the outstanding provisionally priced sales at March 31, 2006.

     Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposures in a manner designed to allow it to receive the average LME price for the month of shipment, while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, of the Company’s Form 10-K for the year ended December 31, 2005. At April 14, 2006, we had in place copper swap contracts for approximately 91 percent of Candelaria’s provisionally priced copper sales outstanding at March 31, 2006, at an average of $2.322 per pound. This program is expected to ameliorate the volatility provisionally priced copper sales could have on our revenues.
     Phelps Dodge entered into programs to protect a portion of its expected global copper production by purchasing zero-premium copper collars (consisting of put options and call options) and copper put options. The copper collars and copper put options are settled on an average LME pricing basis for their respective hedge periods. The copper collar put options and purchased copper put options are settled monthly for 2006, and annually for 2007; all of the copper collar call options are settled annually. The above-mentioned copper collar price protection programs represent approximately 25 percent of our expected annual copper sales for 2006 and approximately 20 percent for 2007. Approximately 75 percent of sales in 2006 and 80 percent in 2007 are not covered by the copper collar price protection programs and, therefore, will participate fully in the higher LME and COMEX copper prices. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2006 and 2007:

(Unaudited)
	2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	564	486
Average LME put strike price (floor) per pound	$0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.632	2.002
Associated pre-tax gains (charges) for the 2006 first quarter (A):
Intrinsic value component (in millions)	$(252)	(110)
Time value component (in millions)	$13	(41)

Copper Put Options:
Pounds of copper put options purchased (in millions)	564	730
Average LME put strike price per pound	$0.950	0.950
Premium cost per pound	$0.020	0.023
Associated pre-tax charges for the 2006 first quarter (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	(3)

(A)	The 2006 unrealized pre-tax charges resulted from the 2006 LME price average of $2.375 per pound exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options, including amounts recognized in 2005, were approximately $414 million, reflecting intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME price average of $2.251 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars and a significant increase in the time value component of the options’ mark-to-market value at March 31, 2006. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005, were approximately $203 million, consisting of approximately $110 million for the intrinsic value component, approximately $75 million for the time value component, with the remainder for put option premiums.
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward curve price as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price. Based on current market prices as of April 21, 2006, we estimate unrealized after-tax charges of approximately $350 million for the 2006 second quarter associated with our 2006 and 2007 copper collars and copper put options.
     During the 2006 first quarter, approximately $187 million was paid to the respective counterparts for the PDMC and El Abra 2005 zero-premium copper collar programs.

Note: Supplemental Data
     The following table summarizes PDMC’s special items and provisions in operating income for the three months ended March 31, 2006 and 2005:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Environmental provisions, net	$(7.4)	(5.3)
Environmental insurance recoveries, net	—	(0.6)
Historical legal matters	(0.2)	—

	$(7.6)	(5.9)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the three months ended March 31, 2006 and 2005:

	U.S. Mines
	Morenci	Bagdad	Sierrita	Chino/Cobre	Tyrone	Subtotal
First Quarter 2006
Copper production (thousand short tons):
Total production	93.9	19.0	21.7	26.8	7.9	169.3
Less undivided interest	14.1	—	—	—	—	14.1

Copper production on a consolidated basis	79.8	19.0	21.7	26.8	7.9	155.2
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	79.8	19.0	21.7	26.8	7.9	155.2

Copper sales (thousand short tons):
Total copper sales from own mines	93.9	21.7	24.2	26.8	7.9	174.5
Less undivided interest	14.1	—	—	—	—	14.1

Copper sales from own mines on a consolidated basis	79.8	21.7	24.2	26.8	7.9	160.4
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	79.8	21.7	24.2	26.8	7.9	160.4

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	79.8	21.7	24.2	26.8	7.9	160.4

($ in millions)
Operating income (loss)	$36.4	36.1	100.4	(8.2)	(7.8)	156.9
Special items and provisions, net	—	2.2	(1.3)	(3.9)	—	(3.0)

Operating income (loss) before special items and provisions, net	$36.4	33.9	101.7	(4.3)	(7.8)	159.9

First Quarter 2005
Copper production (thousand short tons):
Total production	92.1	27.9	21.5	28.7	10.4	180.6
Less undivided interest	13.8	—	—	—	—	13.8

Copper production on a consolidated basis	78.3	27.9	21.5	28.7	10.4	166.8
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	78.3	27.9	21.5	28.7	10.4	166.8

Copper sales (thousand short tons):
Total copper sales from own mines	92.1	29.1	22.6	28.7	10.4	182.9
Less undivided interest	13.8	—	—	—	—	13.8

Copper sales from own mines on a consolidated basis	78.3	29.1	22.6	28.7	10.4	169.1
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	78.3	29.1	22.6	28.7	10.4	169.1

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	78.3	29.1	22.6	28.7	10.4	169.1

($ in millions)
Operating income (loss)	$85.9	84.4	134.5	17.1	(2.9)	319.0
Special items and provisions, net	(0.3)	—	—	(0.6)	(4.2)	(5.1)

Operating income (loss) before special items and provisions, net	$86.2	84.4	134.5	17.7	1.3	324.1

Refer to segment discussion on pages 28 through 31.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 28 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
First Quarter 2006
Copper production (thousand short tons):
Total production	58.5	25.1	60.6	144.2
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	58.5	25.1	60.6	144.2
Less minority participants’ shares	11.7	11.6	29.7	53.0

Copper production on a pro rata basis	46.8	13.5	30.9	91.2

Copper sales (thousand short tons):
Total copper sales from own mines	56.8	19.2	61.7	137.7
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	56.8	19.2	61.7	137.7
Less minority participants’ shares	11.4	8.9	30.2	50.5

Copper sales from own mines on a pro rata basis	45.4	10.3	31.5	87.2

Total purchased copper	—	—	—	—

Total copper sales on a consolidated basis	56.8	19.2	61.7	137.7

($ in millions)
Operating income (loss)	$145.0	69.9	178.8	393.7
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$145.0	69.9	178.8	393.7

First Quarter 2005
Copper production (thousand short tons):
Total production	57.3	23.9	59.1	140.3
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	57.3	23.9	59.1	140.3
Less minority participants’ shares	10.3	4.2	29.0	43.5

Copper production on a pro rata basis	47.0	19.7	30.1	96.8

Copper sales (thousand short tons):
Total copper sales from own mines	52.8	22.3	62.2	137.3
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	52.8	22.3	62.2	137.3
Less minority participants’ shares	9.4	3.9	30.5	43.8

Copper sales from own mines on a pro rata basis	43.4	18.4	31.7	93.5

Total purchased copper	3.2	—	—	3.2

Total copper sales on a consolidated basis	56.0	22.3	62.2	140.5

($ in millions)
Operating income (loss)	$75.4	36.0	44.5	155.9
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$75.4	36.0	44.5	155.9

Refer to segment discussion on pages 28 through 31.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 28 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC
First Quarter 2006
Copper production (thousand short tons):
Total production	—	1.4	—	314.9	3.4	318.3
Less undivided interest	—	—	—	14.1	—	14.1

Copper production on a consolidated basis	—	1.4	—	300.8	3.4	304.2
Less minority participants’ shares	—	—	—	53.0	—	53.0

Copper production on a pro rata basis	—	1.4	—	247.8	3.4	251.2

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.4	—	313.6	5.0	318.6
Less undivided interest	—	—	—	14.1	—	14.1

Copper sales from own mines on a consolidated basis	—	1.4	—	299.5	5.0	304.5
Less minority participants’ shares	—	—	—	50.5	—	50.5

Copper sales from own mines on a pro rata basis	—	1.4	—	249.0	5.0	254.0

Total purchased copper	—	96.5	0.6	97.1	—	97.1

Total copper sales on a consolidated basis	—	97.9	0.6	396.6	5.0	401.6

Molybdenum production (thousand pounds):
Primary — Henderson	9,355	—	—	9,355	—	9,355
By-product	7,821	—	—	7,821	—	7,821

Total molybdenum production	17,176	—	—	17,176	—	17,176

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	16,903	—	—	16,903	—	16,903
Purchased molybdenum	2,195	—	—	2,195	—	2,195

Total molybdenum sales	19,098	—	—	19,098	—	19,098

($ in millions)
Operating income (loss)	$105.8	5.6	1.8	663.8	(57.2)	606.6
Special items and provisions, net	(0.1)	(0.1)	—	(3.2)	(4.4)	(7.6)

Operating income (loss) before special items and provisions, net	$105.9	5.7	1.8	667.0	(52.8)	614.2

First Quarter 2005
Copper production (thousand short tons):
Total production	—	0.9	—	321.8	3.2	325.0
Less undivided interest	—	—	—	13.8	—	13.8

Copper production on a consolidated basis	—	0.9	—	308.0	3.2	311.2
Less minority participants’ shares	—	—	—	43.5	—	43.5

Copper production on a pro rata basis	—	0.9	—	264.5	3.2	267.7

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.9	—	321.1	3.9	325.0
Less undivided interest	—	—	—	13.8	—	13.8

Copper sales from own mines on a consolidated basis	—	0.9	—	307.3	3.9	311.2
Less minority participants’ shares	—	—	—	43.8	—	43.8

Copper sales from own mines on a pro rata basis	—	0.9	—	263.5	3.9	267.4

Total purchased copper	—	82.4	7.0	92.6	—	92.6

Total copper sales on a consolidated basis	—	83.3	7.0	399.9	3.9	403.8

Molybdenum production (thousand pounds):
Primary — Henderson	7,853	—	—	7,853	—	7,853
By-product	6,862	—	—	6,862	—	6,862

Total molybdenum production	14,715	—	—	14,715	—	14,715

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	14,933	—	—	14,933	—	14,933
Purchased molybdenum	3,662	—	—	3,662	—	3,662

Total molybdenum sales	18,595	—	—	18,595	—	18,595

($ in millions)
Operating income (loss)	$86.6	4.2	(3.8)	561.9	(11.5)	550.4
Special items and provisions, net	—	—	—	(5.1)	(0.8)	(5.9)

Operating income (loss) before special items and provisions, net	$86.6	4.2	(3.8)	567.0	(10.7)	556.3

Refer to segment discussion on pages 28 through 31.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to page 28 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum
     PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers based on realized copper prices, which includes the impact of net copper pricing adjustments mostly associated with our 2006 and 2007 copper collars and copper put options. Therefore, the following discussion and analysis combines U.S. Mining operations with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American mines to third parties. In the 2006 first quarter, the South American mines sold approximately 34 percent of their copper to the Sales segment, compared with approximately 44 percent in the 2005 first quarter. Intersegment sales by the South American mines are based upon arm’s-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.

(Unaudited; $ in millions)
	First Quarter
	2006	2005
U.S. Mining Operations*
Unaffiliated customers	$1,060.0	930.7
Intersegment elimination	(222.8)	(164.2)

	837.2	766.5

South American Mines**
Unaffiliated customers	423.2	210.6
Intersegment	222.8	164.2

	646.0	374.8

Primary Molybdenum
Unaffiliated customers	420.3	476.8
Intersegment	—	—

	420.3	476.8

Total PDMC
Unaffiliated customers	$1,903.5	1,618.1

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
U.S. Mining Operations — Sales
     Sales and other operating revenues by U.S. Mining Operations increased $70.7 million, or 9 percent, in the 2006 first quarter compared with the 2005 first quarter primarily due to (i) higher realized copper prices (approximately $54 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and (ii) higher copper sales volumes, including purchased copper (approximately $5 million).
South American Mines Segment — Sales
     Sales and other operating revenues by South American Mines increased $271.2 million, or 72 percent, in the 2006 first quarter compared with the 2005 first quarter primarily due to higher realized copper prices (approximately $293 million); partially offset by higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $16 million) and lower copper sales volumes, including purchased copper (approximately $8 million).
Primary Molybdenum Segment — Sales
     Sales and other operating revenues by Primary Molybdenum decreased $56.5 million, or 12 percent, in the 2006 first quarter compared with the 2005 first quarter primarily due to lower average molybdenum realizations (approximately $72 million) that were partially offset by higher primary molybdenum sales volumes (approximately $13 million).
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

Note: Supplemental Data
     The following table summarizes PDMC’s operating income, special pre-tax items and provisions, and the resultant operating income excluding these special items and provisions for the three months ended March 31, 2006 and 2005:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Segment operating income:
U.S. Mining Operations*	$107.1	307.9
South American Mines**	393.7	155.9
Primary Molybdenum	105.8	86.6

	$606.6	550.4

Special, pre-tax items and provisions:
U.S. Mining Operations*	$(7.5)	(5.9)
South American Mines**	—	—
Primary Molybdenum	(0.1)	—

	$(7.6)	(5.9)

Segment operating income excluding special items and provisions:
U.S. Mining Operations*	$114.6	313.8
South American Mines**	393.7	155.9
Primary Molybdenum	105.9	86.6

	$614.2	556.3

*	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

**	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.

U.S. Mining Operations — Operating Income
     U.S. Mining Operations reported operating income of $107.1 million, including special, net pre-tax charges of $7.5 million for the 2006 first quarter, compared with operating income of $307.9 million, including special, net pre-tax charges of $5.9 million for the 2005 first quarter. (Refer to the separate discussion of PDMC’s U.S. Mining operations below for further discussion.)
Morenci Segment — Operating Income
     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The concentrate-leaching facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. We have also made plans to accelerate the restart of the Morenci concentrator, which is expected to allow us to produce approximately 32,000 tons of concentrate in 2006. We plan to treat this concentrate at our smelter located in Miami, Arizona, until the completion of the concentrate-leach, direct-electrowinning facility. To date, approximately $33 million has been spent for the construction of the concentrate-leach, direct-electrowinning facility and restart of the concentrator. Of this amount, approximately $17 million was spent in the 2006 first quarter.
     Operating income of $36.4 million for the 2006 first quarter decreased $49.5 million compared with the 2005 first quarter primarily due to lower realized copper prices (approximately $56 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher cost of copper production (approximately $3 million); partially offset by higher copper sales volumes (approximately $4 million) and lower intercompany management fees (approximately $6 million). Higher cost of copper production primarily was due to higher operating costs (approximately $18 million) mostly associated with preparations for the restart of milling operations, higher energy costs (approximately $5 million) and higher freight costs (approximately $2 million); partially offset by a decrease in work-in-process inventories (approximately $22 million).
Bagdad Segment — Operating Income
     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
     Operating income of $36.1 million for the 2006 first quarter decreased $48.3 million compared with the 2005 first quarter primarily due to lower copper sales volumes (approximately $24 million), lower realized copper prices (approximately $15 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and lower by-product molybdenum revenues (approximately $12 million) resulting from lower average molybdenum prices.
Sierrita Segment — Operating Income
     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper and molybdenum concentrates, electrowon copper cathodes and copper sulfates.
     Operating income of $100.4 million for the 2006 first quarter decreased $34.1 million compared with the 2005 first quarter primarily due to lower realized copper prices (approximately $17 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, lower by-product molybdenum revenues (approximately $13 million) resulting from lower average molybdenum prices, and higher cost of copper production (approximately $7 million). Higher cost of copper production, which excludes by-product molybdenum revenues, primarily was due to higher supply costs (approximately $3 million) and higher severance and property taxes (approximately $2 million) mostly due to higher copper prices.
Chino/Cobre Segment — Operating Income (Loss)
     Our wholly owned Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine. Cobre resumed limited mining activities in 2004, including rehabilitation of haul roads, drilling and blasting to establish new access to mining areas, and cleaning of pit benches.
     An operating loss of $8.2 million for the 2006 first quarter was unfavorable by $25.3 million compared with the 2005 first quarter primarily due to lower realized copper prices (approximately $16 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, higher cost of copper production (approximately $5 million), which excludes by-product molybdenum revenues, and lower copper sales volumes (approximately $5 million); partially offset by higher by-product molybdenum revenues (approximately $4 million) resulting from higher volumes. Higher cost of copper production primarily was due to higher mining and milling costs (approximately $6 million) mostly associated with higher repair and diesel costs, and higher environmental and outside services.
Tyrone Segment — Operating Loss
     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
     An operating loss of $7.8 million for the 2006 first quarter increased by $4.9 million compared with the 2005 first quarter primarily due to lower copper sales volumes (approximately $7 million) and lower realized copper prices (approximately $6 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by lower special, pre-tax charges ($4.2 million) associated with environmental provisions recorded in the 2005 first quarter, and lower mining costs (approximately $4 million) resulting from a decrease in tons mined.

Manufacturing Segment — Operating Income
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
     Operating income of $5.6 million for the 2006 first quarter increased by $1.4 million compared with the 2005 first quarter primarily due to higher rod sales (approximately $3 million) and lower operating and freight costs (approximately $2 million); partially offset by higher energy costs (approximately $3 million).
Sales Segment — Operating Income (Loss)
     The Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate, and rod has historically been sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment prior to their disposition. However, we continue to supply the buyers of these operations with copper rod and certain copper alloys.
     Operating income of $1.8 million for the 2006 first quarter increased by $5.6 million compared with the 2005 first quarter primarily due to charges for premiums paid related to our copper price protection program in the 2005 first quarter (approximately $4 million).
PDMC Other and Eliminations — Operating Loss
     PDMC Other and Eliminations include our worldwide mineral exploration and development programs, a process technology center whose primary activities are improving existing processes and developing new cost-competitive technologies, other ancillary operating, including our Miami/Bisbee operations, and eliminations within PDMC.
     An operating loss of $57.2 million for the 2006 first quarter was unfavorable by $45.7 million compared with the 2005 first quarter primarily due to (i) higher exploration spending (approximately $14 million) primarily in central Africa and at our U.S. mines, (ii) the absence of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million), (iii) lower intercompany management fees paid by Morenci (approximately $6 million) and (iv) higher employee expense associated with Company-wide annual incentive compensation plans (approximately $5 million).
South American Mines — Operating Income
     South American Mines reported operating income in the 2006 first quarter of $393.7 million, compared with operating income of $155.9 million in the 2005 first quarter. (Refer to the separate discussion of PDMC’s South American mine segments below for further discussion.)
Candelaria/Ojos del Salado Segment — Operating Income
     The Candelaria open-pit and underground mine, located near Copiapó in northern Chile, produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and report minority interest). The segment also includes the nearby Ojos del Salado underground mine that produces copper concentrates. On December 22, 2005, Ojos del Salado completed a general capital increase transaction in which SMMA Candelaria, Inc. acquired a 20 percent equity interest in Ojos del Salado. As a result of the transaction, Phelps Dodge’s interest in Ojos del Salado was reduced to 80 percent from 100 percent. Phelps Dodge continues to retain a majority interest in Ojos del Salado, which we fully consolidate (and report minority interest).
     Operating income of $145.0 million for the 2006 first quarter increased $69.6 million compared with the 2005 first quarter primarily due to higher realized copper prices (approximately $107 million) and higher copper sales volumes (approximately $10 million); partially offset by higher cost of copper production (approximately $45 million). Higher cost of copper production primarily was due to higher mining and milling costs (approximately $22 million) associated with higher repair, labor and supply costs, higher smelting and refining costs (approximately $15 million) and higher mining royalty taxes (approximately $5 million) associated with a recently enacted Chilean tax law.
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
     On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the $850 million expansion of the Cerro Verde mine. At March 31, 2006, $20.0 million was borrowed and outstanding under these facilities. Additionally, the $442.8 million invested by SMM Cerro Verde Netherlands B.V., Buenaventura and other minority shareholders to establish or increase their ownership interests in Cerro Verde is a major source of funds for the expansion. To date, approximately $469 million has been spent on the Cerro Verde expansion, with approximately $160 million of this amount spent in the 2006 first quarter.
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
     Operating income of $69.9 million for the 2006 first quarter increased $33.9 million compared with the 2005 first quarter primarily due to higher realized copper prices (approximately $36 million).
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
     Operating income of $178.8 million for the 2006 first quarter increased $134.3 million compared with the 2005 first quarter primarily due to higher realized copper prices (approximately $150 million); partially offset by higher cost of copper production (approximately $17 million). Higher cost of copper production primarily was due to higher mining royalty taxes (approximately $8 million) associated with a recently enacted Chilean tax law, higher operating costs (approximately $7 million) associated with higher diesel, contractor and maintenance costs, and the impact of changes in heap-leach and work-in-process inventories (approximately $3 million).
Primary Molybdenum — Operating Income
     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.
     Primary Molybdenum is in the process of increasing mine production capacity at its Henderson operation to 40 million pounds per year by mid-2006. The cost to add the increased capacity is expected to total $20 million to $24 million. To date, approximately $10 million has been spent to add the increased capacity, of which approximately $5 million was spent during the 2006 first quarter.
     On April 5, 2006, the Company’s board of directors conditionally approved the restart of the Climax mine near Leadville, Colorado, which has been on care-and-maintenance status since 1995. Final approval is contingent upon completion of a final feasibility study and obtaining all required operating permits and regulatory approvals. A recently completed pre-feasibility study indicates that the open-pit mine could annually produce approximately 20 million to 30 million pounds of molybdenum contained in high-quality concentrates at highly competitive per-pound production costs. The restart of the Climax mine will require a capital investment of approximately $200 million to $250 million for a new, state-of-the-art concentrator and associated facilities. Assuming favorable market conditions and timely receipt of permits, the Company expects to have the Climax mine in production by the end of 2009.
     Our expected 2006 annual molybdenum production is approximately 67 million pounds (approximately 34 million pounds from our primary mine and 33 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $47 million.
     Operating income of $105.8 million increased $19.2 million compared with the 2005 first quarter primarily due to lower cost of molybdenum purchased from third parties, as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $83 million) and higher average molybdenum sales volumes (approximately $13 million); partially offset by lower average molybdenum realizations (approximately $72 million) and higher net production costs (approximately $6 million). Higher production costs primarily resulted from higher costs associated with increased volumes and included higher operating costs (approximately $7 million) mostly due to higher labor, maintenance and energy costs, higher conversion costs (approximately $1 million) and higher depreciation expense (approximately $1 million); partially offset by lower cost of material drawn from inventory (approximately $4 million).
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
     For additional information on curtailed properties, refer to pages 65 and 66 of our report on Form 10-K for the year ended December 31, 2005.
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
PDMC — Other Matters
     As of April 4, 2006, the Luna Energy Facility (Luna) became operational. In late 2004, the Company purchased a one-third interest in the partially constructed power plant. PNM Resources and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, also joined in purchasing Luna; each owning a one-third interest and each responsible for a third of the costs and expenses. PNM Resources will function as the managing partner of the plant. One third of the plant’s electricity (approximately 190 megawatts) is expected to be consumed by PDMC operations in New Mexico and Arizona. Our interest in this efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
     On September 16, 2005, the federal BLM completed a land exchange with the Company. This action allows us to advance development of the copper mining operation approximately eight miles north of Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies.
     On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford, Arizona. Final approval is contingent upon receiving certain state permits needed for the mine. The Safford mine will require a capital investment of approximately $550 million and will be the first major new copper mine to be opened in the United States in more than 30 years. We anticipate that the Safford mine will be in full production during the second half of 2008, with full copper production initially expected to be approximately 240 million pounds per year. Life of the operation is expected to be at least 18 years.
     On November 2, 2005, Phelps Dodge, through a wholly owned subsidiary, exercised its option to acquire a controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Democratic Republic of the Congo (DRC). The action came after the government of the DRC and La Generale des Carrieres et des Mines (Gecamines), a state-owned mining company, executed amended agreements governing development of the concessions and after approval by DRC presidential decree. Phelps Dodge now holds an effective 57.75 percent interest in the project, along with Tenke Mining Corp. at 24.75 percent and Gecamines at 17.5 percent (non-dilutable). A Phelps Dodge subsidiary will be the operator of the project as it is developed and put into production. As part of the transaction, Gecamines will receive asset transfer payments totaling $50 million, including a $15 million asset transfer payment that was paid by Phelps Dodge on November 16, 2005, over a period of approximately five years as specified project milestones are reached. Phelps Dodge is responsible for funding all pre-development costs and an additional $10 million of asset transfer payments; thereafter, the Company and Tenke Mining Corp. are responsible for funding 70 percent and 30 percent, respectively, of any advances for project development. Phelps Dodge has the right to withdraw from the project any time prior to approval of the bankable feasibility study by paying a $750,000 withdrawal fee. If Phelps Dodge withdraws, Tenke Mining Corp. then will be responsible for funding the remaining project costs, asset transfer payments, and any other advances, if required.
     The Tenke Fungurume feasibility study is expected to be complete in the 2006 third quarter, with construction of basic infrastructure beginning in early 2007. Production could commence as early as late 2008 or early 2009.
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
     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the Mining and Materials Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, which removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. Eliminating this requirement is expected to reduce our New Mexico financial assurance by approximately $27 million (NPV basis).
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
     Refer to Note 7, Contingencies, to our unaudited March 31, 2006, Consolidated Financial Information for additional information on significant closure and reclamation programs.
RESULTS OF PHELPS DODGE INDUSTRIES
     PDI, our manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in 10 countries, manufacture energy cables for international markets.
     In the 2006 first quarter, Phelps Dodge completed the sales of Columbian Chemicals, the North American magnet wire assets and HPC. (Refer to Note 3, Acquisitions and Divestitures, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion of these transactions.)
     Major financial results of PDI for the three months ended March 31, 2006 and 2005 are illustrated in the following table:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Sales and other operating revenues to unaffiliated customers	$321.1	268.4
Operating income	$5.3	12.0
Special items and provisions, net	$(8.7)	0.4
Operating income before special items and provisions, net	$14.0	11.6
Minority interests in consolidated subsidiaries	$(2.1)	(1.0)
Wire and Cable — Sales
     Wire and Cable reported sales to unaffiliated customers of $321.1 million for the 2006 first quarter, compared with sales of $268.4 million for the 2005 first quarter. The increase of $52.7 million, or 20 percent, was due to higher sales resulting from increased metal prices (approximately $48 million) and higher sales volumes (approximately $38 million) primarily for energy cables and building wire in the international markets; partially offset by lower magnet wire sales (approximately $37 million) mostly due to the sale of the North American magnet wire assets in the 2006 first quarter.
Wire and Cable — Operating Income
     Wire and Cable reported operating income of $5.3 million for the 2006 first quarter, including special, net pre-tax charges of $8.7 million, compared with operating income of $12.0 million for the 2005 first quarter including special, net pre-tax gains of $0.4 million.
     The decrease of $6.7 million, or 56 percent, in operating income primarily was due to higher special, net pre-tax charges ($9.1 million) primarily for the sales of the North American magnet wire assets and HPC, and lower operating earnings for magnet wire (approximately $3 million) mostly due to the sale of the North American magnet wire assets in the 2006 first quarter; partially offset by improved margins and higher sales volumes for energy cables and building wire in the international markets (approximately $5 million).
Note: Supplemental Data
     The following table summarizes Wire and Cable’s special items and provisions in operating income for the three months ended March 31, 2006 and 2005:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Sale of North American magnet wire assets:
Gain on disposal	$0.2	—
Transaction and employee-related costs	(4.7)	—
Sale of HPC:
Loss on disposal	(1.5)	—
Transaction and employee-related costs	(2.7)	—
Restructuring programs/closures	—	0.4

Special, pre-tax items	$(8.7)	0.4

     The sale of substantially all of Wire and Cable’s North American magnet wire assets to Rea resulted in additional special, net pre-tax charges of $4.5 million in the 2006 first quarter, consisting of a gain on disposal of $0.2 million and transaction and employee-related costs of $4.7 million.
     The sale of HPC to IWG resulted in special, pre-tax charges of $4.2 million in the 2006 first quarter, consisting of a loss on disposal of $1.5 million and transaction and employee-related costs of $2.7 million.
     (Refer to Note 3, Acquisitions and Divestitures, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion of these transactions.)

DISCONTINUED OPERATIONS
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006, resulting in estimated sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign-held cash and net of approximately $27 million in taxes and related expenses). As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     The transaction resulted in special, net charges of $124.3 million ($71.4 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $29.5 million ($28.8 million after-tax) was recognized in the 2006 first quarter, which consisted of a loss on disposal of $14.8 million ($14.1 million after-tax) and transaction and employee-related costs of $14.7 million (before and after taxes).
     The following table details selected financial information, which has been reported as discontinued operations for the three months ended March 31, 2006 and 2005:

(Unaudited; $ in millions)
	First Quarter
	2006	2005
Sales and other operating revenues	$179.8	180.0

Income from discontinued operations before loss on disposal	$17.0	14.4
Loss on disposal	(29.5)	—
Provision for taxes on income	(4.4)	(5.1)

Income (loss) from discontinued operations	$(16.9)	9.3

     We have not separately identified cash flows from discontinued operations for the three months ended March 31, 2006 and 2005, in the Company’s Consolidated Statement of Cash Flows.
OTHER MATTERS RELATING TO THE CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
     Cost of products sold was $1,447.4 million for the 2006 first quarter, compared with $1,181.3 million for the 2005 first quarter. The increase of $266.1 million primarily was attributable to (i) higher purchased cathode and concentrate (approximately $180 million) primarily resulting from higher average copper prices, (ii) increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $52 million) and (iii) an increase in copper and molybdenum production costs (approximately $34 million — refer to PDMC’s segments on pages 28 through 31 for further discussion).
Selling and General Administrative Expense
     Selling and general administrative expense was $48.9 million for the 2006 first quarter, compared with $41.5 million for the 2005 first quarter. The increase of $7.4 million primarily resulted from higher share-based compensation (approximately $4 million) mostly due to the adoption of SFAS No. 123-R, “Share-Based Payment,” higher legal and professional fees (approximately $3 million) and higher employee expense associated with higher Company-wide annual incentive compensation plans (approximately $2 million); partially offset by lower contributions to the Phelps Dodge Foundation (approximately $6 million).
Exploration and Research Expense
     Net exploration and research expense was $29.9 million for the 2006 first quarter, compared with $17.0 million for the 2005 first quarter. The increase of $12.9 million resulted from higher exploration spending (approximately $14 million) primarily in central Africa and at our U.S. mines.
Interest Expense, Net
     Interest expense, net of capitalized interest, was $5.4 million for the 2006 first quarter, compared with $21.9 million for the 2005 first quarter. The decrease of $16.5 million primarily was attributable to net reductions associated with the repayment of long-term debt during 2005 (approximately $7 million) and higher capitalized interest ($9.8 million) primarily associated with the Cerro Verde expansion.
Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net, was $34.3 million for the 2006 first quarter, compared with $15.5 million for the 2005 first quarter. The increase of $18.8 million resulted primarily from (i) higher interest income ($18.2 million), (ii) higher foreign currency exchange gains ($6.8 million), (iii) lower shutdown expenses ($4.4 million) and (iv) mark-to-market benefits on non-qualified pension plan assets ($2.6 million); partially offset by lower dividend income ($14.0 million) primarily due to the sale of our investment in Southern Peru Copper Corporation in the 2005 second quarter.
Provision for Taxes on Income
     The Company’s income tax provision from continuing operations for the 2006 first quarter resulted from taxes on earnings at international operations ($109.1 million), including recognition of valuation allowances ($5.3 million), and taxes on earnings at U.S. operations ($26.7 million), including benefits from the release of valuation allowances ($3.1 million).
     Phelps Dodge provides reserves for various unresolved tax issues. During the 2006 first quarter, certain of these issues were favorably resolved resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $10 million.
     During January 2006, a change in Arizona tax law impacting the apportionment of income became effective resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $6 million.

     The Company’s income tax provision from continuing operations for the 2005 first quarter resulted from taxes on earnings at international operations ($44.0 million), including recognition of valuation allowances ($0.4 million), and taxes on earnings at U.S. operations ($82.1 million), including benefits from the release of valuation allowances ($21.3 million). The release of the domestic valuation allowances was attributable to the utilization of net operating losses and other tax credits.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four year period from 2004 through 2007, which could be extended, at the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. Based on qualified earnings for the 2006 first quarter, Cerro Verde recorded a current reinvestment tax benefit of approximately $16 million and a deferred tax asset of approximately $16 million, increasing the total deferred tax asset to approximately $58 million at March 31, 2006.
     (Refer to Note 9, Provision for Taxes on Income, to our unaudited March 31, 2006, Consolidated Financial Information for additional discussion of the Company’s effective income tax rate.)
Minority Interests in Consolidated Subsidiaries
     Minority interests in consolidated subsidiaries totaled $117.2 million for the 2006 first quarter, compared with $26.6 million for the 2005 first quarter. The increase of $90.6 million primarily was due to an increase in net earnings at our South American mining operations (approximately $61 million) and the reduction of our ownership interests in Cerro Verde and Ojos del Salado during 2005 (approximately $28 million).
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
Cash and Cash Equivalents
     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At March 31, 2006, $762.8 million, or 35 percent, of the Company’s consolidated cash was held at international locations. Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the United States.
     The following table reflects the U.S. and international components of consolidated cash and cash equivalents (including restricted cash) at March 31, 2006 and December 31, 2005:

(Unaudited; $ in millions)
	March 31,	December 31,
	2006	2005
U.S. operations:
Phelps Dodge*	$1,399.8	1,103.9
Minority participant’s share	0.4	0.4

	1,400.2	1,104.3

International operations:
Phelps Dodge**	512.1	571.3
Minority participants’ share**	250.7	261.9

	762.8	833.2

Total consolidated cash	$2,163.0	1,937.5

*	At March 31, 2006 and December 31, 2005, U.S. operations included restricted cash of $9.7 million and $9.4 million, respectively.

**	At March 31, 2006 and December 31, 2005, international operations included restricted cash of $0.6 million and $11.4 million, respectively. At December 31, 2005, $5.0 million of restricted cash was associated with minority participants’ shares.
     Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.
Working Capital
     During the 2006 first quarter, net working capital balances (excluding cash and cash equivalents, restricted cash and debt) decreased by $77.0 million. This net decrease resulted primarily from:
•	a $250.6 million net decrease in assets held for sale and liabilities related to assets held for sale due to the completion of the sales of both Columbian ($159.7 million) and the North American magnet wire assets ($90.9 million) in the 2006 first quarter;

•	a $60.2 million increase in accrued income taxes primarily due to higher foreign, federal and state income tax provisions (approximately $108 million); partially offset by payments, net of refunds (approximately $51 million); and

•	a $36.5 million increase in accounts payable and accrued expenses mostly due to (i) higher accruals for hedging and price protection programs (approximately $77 million) mostly associated with mark-to-market adjustments on copper collars, (ii) higher balances for copper cathode and concentrate purchases (approximately $21 million), (iii) higher royalty tax accruals (approximately $12 million), (iv) a net increase in environmental reserves (approximately $11 million) primarily resulting from the reclassification of the current portion for the acceleration of certain environmental projects, (v) higher severance accruals associated with the sales of Columbian, the North American magnet wire assets and HPC (approximately $12 million) and (vi) higher accrued interest (approximately $8 million); partially offset by timing of payments (approximately $54 million); and net reductions in employee incentive and variable compensation plans (approximately $49 million); partially offset by

•	a $178.6 million increase in accounts receivable primarily due to copper receivables mostly resulting from higher copper prices

(approximately $175 million) and the impact of forward prices on provisionally priced copper sales (approximately $35 million); partially offset by lower molybdenum receivables mostly resulting from lower molybdenum prices (approximately $19 million);

•	a $35.5 million increase in prepaid expenses and other current assets primarily due to timing of payments for insurance (approximately $13 million), higher prepaid foreign income taxes (approximately $8 million), fair value adjustments associated with derivatives (approximately $6 million) and timing of activities associated with the Cerro Verde sulfide project (approximately $5 million);

•	a $32.6 million increase in inventories primarily due to higher purchases at Wire and Cable mostly in anticipation of increased customer demand (approximately $20 million) and the impact of adopting Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (approximately $7 million); and

•	a $22.2 million increase in mill and leach stockpiles primarily due to the reclassification of the current portion (approximately $18 million) and the adoption of EITF Issue No. 04-6 (approximately $4 million).
Capital Expenditures and Investments
     Capital expenditures and investments in subsidiaries for the 2006 first quarter totaled $291.7 million, including $272.7 million for PDMC, $2.7 million for PDI, $6.9 million for other corporate-related activities and $9.4 million associated with discontinued operations. Capital expenditures and investments in subsidiaries for the corresponding 2005 period totaled $68.3 million, including $60.3 million for PDMC, $2.9 million for PDI, $0.5 million for other corporate-related activities and $4.6 million associated with discontinued operations. The increase in capital expenditures in the 2006 first quarter primarily was due to higher spending for the Cerro Verde expansion project (approximately $132 million), at Morenci for the construction of the concentrate-leach, direct- electrowinning facility and restart of its concentrator (approximately $17 million) and for development of the Safford copper mine (approximately $8 million).
     Capital expenditures and investments in subsidiaries for 2006 are expected to be approximately $1.3 billion, including approximately $1.2 billion for PDMC, approximately $30 million for PDI and approximately $20 million for other corporate-related activities. The increase in capital expenditures and investments in subsidiaries for 2006 is primarily due to amounts we expect to spend in 2006 associated with the Cerro Verde expansion project (approximately $515 million), development of the Safford copper mine (approximately $140 million) and the construction of the concentrate-leach, direct-electrowinning facility at Morenci and restart of its concentrator (approximately $130 million). These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. In addition, the Cerro Verde expansion project will be funded by the cash proceeds received from its equity partners, project financing, bonds and internally generated funds.
Debt
     The Company’s total debt at March 31, 2006, was $704.4 million, compared with $694.5 million at December 31, 2005. The $9.9 million net increase in total debt from December 31, 2005, primarily was due to a net increase in short-term borrowings at our international operations (approximately $13 million); partially offset by scheduled payments of senior debt (approximately $3 million). The Company’s ratio of debt to total capitalization was 9.6 percent at both March 31, 2006 and December 31, 2005.
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At March 31, 2006, the Company met all financial covenants. At March 31, 2006, there was a total of $74.1 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at March 31, 2006, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine (refer to pages 30 and 31 for additional discussion of the Cerro Verde mine expansion). Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company and the other minority interest partners to pledge their respective shares of Cerro Verde. At both March 31, 2006 and December 31, 2005, $20.0 million was borrowed and outstanding under these facilities. Copper market conditions and internally generated cash will determine future borrowings.
     On April 17, 2006, the National Supervisory Commission of Companies and Securities of the Republic of Peru authorized the registration of a series of bonds to be issued through one or more offerings by Cerro Verde in an aggregate principal amount of up to $250 million, with the issuance of the first series of bonds in the aggregate principal amount of up to $90 million. On April 26, 2006, Cerro Verde successfully placed the $90 million first series of bonds in the Peruvian market. The bonds are expected to be issued on April 27, 2006. Proceeds will be used to fund the expansion project. The $450 million debt-financing facilities for the Cerro Verde expansion includes a $90 million stand-by facility that will be reduced dollar-for-dollar by the issuance of these bonds.

Dividends
     For the 2006 first quarter, Phelps Dodge paid regular quarterly dividends of 37.5 cents per common share (pre-split) and a special cash dividend of $4.00 per common share (pre-split) as part of the Company’s shareholder capital return program (refer to Other Items that May Affect Liquidity on pages 38 through 40 for further discussion of the program). Common dividend payments for the 2006 first quarter totaled $445.2 million.
     On April 5, 2006, Phelps Dodge increased the quarterly common stock dividend from 18.75 cents per common share (post-split) to 20 cents per common share and declared the 2006 second quarter common stock dividend of 20 cents per common share, payable on June 2, 2006, to common shareholders of record at the close of business on May 16, 2006. In addition, as part of the Company’s shareholder capital return program (refer to Other Items that May Affect Liquidity on pages 38 through 40 for further discussion of the program), the Company declared a special cash dividend of $2.00 per common share, payable on June 2, 2006, to common shareholders of record at the close of business on May 16, 2006.

Contractual Obligations
     The following table summarizes Phelps Dodge’s contractual obligations at March 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The following table, as of March 31, 2006, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2005:

Contractual Obligations:
(Unaudited; $ in millions)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$27.1	27.1	—	—	—
Long-term debt	677.3	2.5	65.7	28.6	580.5
Scheduled interest payment obligations*	978.3	52.7	97.6	93.3	734.7
Asset retirement obligations**	56.2	23.6	19.3	8.8	4.5
Take-or-pay contracts	1,394.3	1,163.2	152.5	40.4	38.2

Total contractual cash obligations	$3,133.2	1,269.1	335.1	171.1	1,357.9

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at March 31, 2006, for variable rate debt.

**	Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of March 31, 2006. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of approximately $78 million that are expected to be incurred in connection with accelerating certain closure projects, which are in the Company’s discretion. Additionally, we have also excluded estimated payments for reclamation activities that are expected to occur after five years and the associated trust assets of approximately $493 million that have been dedicated to funding these reclamation activities because the majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.
     The decrease in our take-or-pay obligations at March 31, 2006, compared with year-end 2005 primarily was due to obligations of approximately $393 million associated with Columbian Chemicals discontinued operations that were assumed by the buyer upon close of the sale; partially offset by increases in copper cathode contracts (approximately $223 million) and obligations associated with the Cerro Verde mine expansion (approximately $114 million).
     Our take-or-pay contracts primarily include contracts for copper deliveries of specified volumes at market-based prices (approximately $561 million), contracts for other supplies and services (approximately $465 million — of which approximately $435 million was associated with the expansion of the Cerro Verde mine and approximately $10 million for the Morenci mill restart), transportation and port fee commitments (approximately $170 million), contracts for electricity (approximately $140 million), contracts for sulfuric acid for deliveries of specified volumes based on negotiated rates to El Abra and Cerro Verde (approximately $50 million), and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $8 million). Approximately 64 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for PDMC North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant. Transportation obligations total approximately $158 million primarily for Candelaria and Cerro Verde contracted ocean freight rates and El Abra sulfuric acid freight arrangements. Cerro Verde has port fee commitments of approximately $12 million over approximately 20 years.
Guarantees
     Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 20, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion regarding our financial guarantee and indemnity obligations. As of March 31, 2006, there have been no significant changes in our financial guarantee obligations and no liabilities recorded in the 2006 first quarter in connection with our guarantees that existed as of December 31, 2005. Phelps Dodge has provided certain parent guarantees associated with the Cerro Verde debt-financing facility.
Other Items that May Affect Liquidity
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split was effected in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006. (Refer to Note 13, Shareholders’ Equity, to our unaudited March 31, 2006 Consolidated Financial Information for further discussion.)
     On April 5, 2006, the Company’s board of directors approved an increase in the Company’s shareholder capital return program to $2.0 billion from the previously approved $1.5 billion. Since the announcement of this program in October 2005, Phelps Dodge has returned approximately $900 million to shareholders through special dividends. On April 5, 2006, as part of this program, the Company’s board of directors declared a special cash dividend of $2.00 per common share, or approximately $400 million, payable on June 2,

2006, to common shareholders of record at the close of business on May 16, 2006. Following that payment, approximately $700 million will remain to be returned to shareholders by the end of 2006, either through special dividends, share repurchases or a combination of the two. The timing, form and amounts of additional distributions during 2006 will depend upon market conditions and other factors.
     In December 2005, Phelps Dodge established and funded two trusts, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts were established in connection with certain employee benefit plans sponsored by Phelps Dodge and are intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code. The trusts will help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. However, the trusts will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. In the future, the majority of postretirement medical benefits and life insurance premiums will be paid from these VEBA trusts.
     In December 2005, Phelps Dodge established a trust dedicated to help fund the Company’s global environmental reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust.
     On July 13, 2005, the Company made a cash contribution of $250 million to certain U.S. pension plans. As a result, the entire projected benefit obligation for those plans was funded at March 31, 2006. We do not anticipate any further appreciable funding requirements for these plans through 2008.
     New Mexico and Colorado’s mined-land reclamation laws require financial assurance covering the future cost of reclamation. Arizona’s Mined Land Reclamation Act (the Arizona Act) permits a company to satisfy financial assurance requirements by demonstrating it has financial strength to fund future reclamation costs identified in an approved reclamation plan. An investment-grade bond rating is one of the financial strength tests under the Arizona Act. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test in Arizona that is not ratings dependent.
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
     On June 16, 2005, the Chilean government instituted a progressive royalty tax (the Mining Tax) rate on the operational margin generated from mining activities in Chile (5 percent for our El Abra and Candelaria subsidiaries). This law became effective January 1, 2006, and El Abra and Candelaria have opted to elect the special incentives provided by law. The special incentives include (i) a reduction in the Mining Tax rate from 5 percent to 4 percent for a 12-year period and a guarantee that there will be no changes in other mining-related taxes, including the mining license fee, (ii) a tax credit equal to 50 percent of the Mining Tax during 2006 and 2007, and (iii) the use of accelerated depreciation in determining the Mining Tax and remittance of tax dividends through 2007. In addition, both El Abra and Candelaria are required to disclose certain financial information, including audited annual financial statements to the Chilean Securities and Insurance Commission.
     In April 2006, an amendment to the Chilean Mining Tax was enacted, which allows mining companies to elect to deduct interest on loans, provided that the use of accelerated depreciation and amortization used in the calculation of the Mining Tax is waived. We are currently evaluating what impact, if any, this amendment will have on the operations of El Abra and Candelaria. The provisions of this amendment are expected to be effective during the 2006 second quarter. Currently, we recognize the Chilean Mining Tax as a component of operating income, however, an election to deduct interest under the amendment could result in the reclassification of these amounts to the income tax provision from continuing operations in the 2006 second quarter.
     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. If payable by Cerro Verde, the royalty would be assessed at a graduated rate of up to 3 percent on the value of Cerro Verde’s sales, net of certain related expenses. At the present time, it is not clear what, if any, impact the royalty will have on Cerro Verde’s operations.
     During 2005, the Company finalized a year-long process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on projects where we have regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations. Our current plan is to spend, including capital, an average of approximately $150 million per year for 2006 and 2007 associated with environmental reserve and reclamation projects. During the 2006 first quarter, approximately $41 million was spent on these projects.
     Our earnings and cash flows primarily are determined by the results of our copper and molybdenum mining business. Based on expected 2006 annual consolidated production of approximately 2.5 billion to 2.6 billion pounds of copper, each 1 cent per pound change in the average annual copper price (or in the average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests of up to approximately $26 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. We have taken steps intended to improve our costs and operating income. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.
     Based on our expected 2006 molybdenum production of approximately 67 million pounds and the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $47 million.
     Effective January 1, 2006, the Company adopted EITF Issue No. 04-6, which specifies that stripping costs incurred during the production phase of a mine are considered variable production costs and included in the cost of inventory produced during the period that the stripping costs are incurred. Prior to adoption of this EITF, Phelps Dodge had historically charged stripping costs to maintain production at operating mines to operations as incurred. Additionally, stripping costs incurred at new mines or at operating mines outside existing pit limits that were expected to benefit future production were capitalized and amortized under the units-of-production method. This EITF requires capitalization of pre-stripping or mine development costs only to the extent that the production phase has not commenced, which is determined when salable minerals, excluding removal of de minimis material, are extracted from an ore body. (Refer to Note 5, New Accounting Pronouncements, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion of the impact of adoption.)
     Effective January 1, 2006, the Company adopted SFAS No. 123-R, which amends SFAS No. 123, which requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite period (generally the vesting period) for awards expected to vest. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The adoption of this Statement did not have a material impact on our financial reporting. (Refer to Note 2, Share-Based Compensation, to our unaudited March 31, 2006, Consolidated Financial Information for further discussion.)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in the Company’s market risk during the three months ended March 31, 2006. For additional information on market risk, refer to pages 33 through 36, 45 through 47, and 81 through 87 of our report on Form 10-K for the year ended December 31, 2005.
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
Part II. Other Information
Item 1. Legal Proceedings
     I. Reference is made to paragraph IV of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2005.
     The New Mexico Water Quality Control Commission has set a hearing on the Chino closure permit for September 2006.
     II. Reference is made to paragraph VI of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2005.
     The Company has retained responsibility for these matters pursuant to the terms of the agreement related to the sale of Columbian Chemicals Company. Columbian has committed to provide appropriate assistance to defend these matters.
     III. On March 1, 2006, the Indiana Department of Environmental Management (IDEM) served Rea Magnet Wire Company, Inc. (Rea) with a Notice of Violation (NOV) letter for the former Phelps Dodge Magnet Wire Company (PDMW), Fort Wayne facility, alleging violation of certain temperature, recordkeeping and labeling requirements. This facility was sold to Rea on February 10, 2006, and the alleged events occurred prior to the sale to Rea. IDEM subsequently amended the NOV to add Phelps Dodge Industries

(PDI) d/b/a PDMW as an additional respondent. The terms of the sale to Rea include certain indemnity provisions. The Company on both its behalf and for PDI, and Rea, disagree concerning liability for this matter and each has made a claim for indemnity. IDEM has not yet made a specific penalty demand on either party. PDMW has commenced settlement discussions with IDEM to resolve the matter.
Item 1A. Risk Factors
     We do not believe there have been material changes to the risk factors discussed in Item 1A, Risk Factors, of the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended March 31, 2006:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
January 1-31, 2006	14,677	$72.86	—	—
February 1-28, 2006	1,748	71.53	—	—
March 1-31, 2006	3,577	71.08	—	—

Total	20,002	72.42	—	—

*	This category includes shares repurchased under the Company’s applicable stock option and restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, the Company repurchases shares to satisfy tax obligations on restricted stock awards, and in the SSP, the Company repurchases shares as a result of changes in investment elections by plan participants.

Item 6. Exhibits
     Exhibits required to be filed by the Company are listed in the Index to Exhibits.
     Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: April 27, 2006	By:	/s/ Denise R. Danner
Denise R. Danner
Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
Note: Certain instruments with respect to long-term debt of the Company and its subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.