Form 10-Q
period 2006-06-30
PHELPS DODGE CORP
filed 2006-07-26
CIK 78066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-82
PHELPS DODGE CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York	13-1808503
(State of Incorporation)	(I.R.S. Employer Identification No.)
One North Central Avenue, Phoenix, AZ 85004
(Address of principal executive offices)(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Common Shares outstanding at July 24, 2006: 203,979,726 shares.

- i -
PHELPS DODGE CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information
Item 1. Financial Statements
PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; in millions except per share amounts)

			Six Months Ended
	Second Quarter		June 30,
	2006	2005	2006	2005
Sales and other operating revenues	$2,992.2	1,966.0	5,216.8	3,852.5

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,824.2	1,191.9	3,271.6	2,373.2
Depreciation, depletion and amortization	107.9	112.6	214.9	224.4
Selling and general administrative expense	49.7	34.5	98.6	76.0
Exploration and research expense	34.2	25.0	64.1	42.0
Special items and provisions, net (see Note 4)	12.9	437.2	30.1	436.3

	2,028.9	1,801.2	3,679.3	3,151.9

Operating income	963.3	164.8	1,537.5	700.6
Interest expense	(18.3)	(22.0)	(34.1)	(44.5)
Capitalized interest	13.8	1.8	24.2	2.4
Gain on sale of cost-basis investment (see Note 13)	—	438.4	—	438.4
Change in interest gain (see Note 14)	—	159.5	—	159.5
Miscellaneous income and expense, net	26.3	40.2	60.6	55.7

Income from continuing operations before taxes, minority interests in consolidated subsidiaries and equity in net earnings (losses) of affiliated companies	985.1	782.7	1,588.2	1,312.1
Provision for taxes on income (see Note 9)	(312.7)	(70.0)	(448.5)	(196.1)
Minority interests in consolidated subsidiaries	(202.1)	(38.3)	(319.3)	(64.9)
Equity in net earnings (losses) of affiliated companies	1.1	0.7	1.7	1.4

Income from continuing operations	471.4	675.1	822.1	1,052.5
Discontinued operations:
Income (loss) from discontinued operations, net of taxes (see Note 3)	0.3	7.2	(16.6)	16.5

Net income	471.7	682.3	805.5	1,069.0
Preferred stock dividends	—	(3.4)	—	(6.8)

Net income applicable to common shares	$471.7	678.9	805.5	1,062.2

Weighted average number of common shares outstanding – basic*	202.4	192.4	202.2	191.9

Basic earnings per common share:
Income from continuing operations	$2.33	3.49	4.06	5.45
Income (loss) from discontinued operations	—	0.04	(0.08)	0.08

Basic earnings per common share	$2.33	3.53	3.98	5.53

Weighted average number of common shares outstanding – diluted*	203.5	202.1	203.3	201.9

Diluted earnings per common share:
Income from continuing operations	$2.32	3.34	4.04	5.21
Income (loss) from discontinued operations	—	0.04	(0.08)	0.08

Diluted earnings per common share	$2.32	3.38	3.96	5.29

*	Refer to Note 15 for discussion of 2006 first quarter stock split.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,632.3	1,916.7
Restricted cash	23.8	20.8
Accounts receivable, less allowance for doubtful accounts (2006 - $7.0; 2005 - $6.9)	1,592.2	1,028.0
Mill and leach stockpiles	77.9	36.6
Inventories	372.4	329.5
Supplies	213.7	199.7
Prepaid expenses and other current assets	225.8	83.6
Deferred income taxes	93.4	82.0
Assets held for sale	—	373.8

Current assets	5,231.5	4,070.7
Investments and long-term receivables	198.5	142.6
Property, plant and equipment, net	5,175.5	4,830.9
Long-term mill and leach stockpiles	184.1	133.3
Deferred income taxes	69.5	99.6
Goodwill	12.5	22.3
Intangible assets, net	7.3	7.5
Long-term assets held for sale	—	431.4
Trust assets	567.6	258.4
Other assets and deferred charges	359.1	361.3

	$11,805.6	10,358.0

Liabilities
Current liabilities:
Short-term debt	$61.3	14.3
Current portion of long-term debt	62.5	2.5
Accounts payable and accrued expenses	1,898.6	1,445.7
Dividends payable	40.8	—
Accrued income taxes	143.5	23.6
Liabilities related to assets held for sale	—	123.2

Current liabilities	2,206.7	1,609.3
Long-term debt	704.4	677.7
Deferred income taxes	711.9	558.0
Long-term liabilities related to assets held for sale	—	61.3
Other liabilities and deferred credits	1,378.0	934.2

	5,001.0	3,840.5

Commitments and contingencies (see Notes 6, 7 and 9)

Minority interests in consolidated subsidiaries	1,218.5	915.9

Shareholders’ equity*
Common shares, par value $6.25; 300.0 shares authorized; 204.0 outstanding (2005 - 203.2) after deducting 16.0 shares (2005 - 16.7) held in treasury, at cost	1,274.9	635.1
Capital in excess of par value	1,359.9	1,998.8
Retained earnings**	3,049.5	3,158.8
Accumulated other comprehensive loss	(98.2)	(154.5)
Other	—	(36.6)

	5,586.1	5,601.6

	$11,805.6	10,358.0

*	Refer to Note 15 for discussion of 2006 first quarter stock split.

**	Includes cumulative effect adjustment of $19.8 million for the adoption of EITF Issue No. 04-6. Refer to Note 5 for further discussion.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$805.5	1,069.0
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on copper collars and copper put options	1,069.8	89.4
Depreciation, depletion and amortization	215.2	256.4
Deferred income tax provision (benefit)	121.1	(54.0)
Equity in net earnings (losses) of affiliated companies, net of dividends received	(0.1)	0.5
Gain on sale of cost-basis investment	—	(438.4)
Change in interest gain	—	(159.5)
Special items and provisions, net	30.1	436.3
Minority interests in consolidated subsidiaries	319.7	65.5
Loss on disposition of discontinued operations	29.5	—
Changes in current assets and liabilities:
Accounts receivable	(596.1)	(144.0)
Repayment of securitized accounts receivable	—	(85.0)
Mill and leach stockpiles	(37.2)	(1.8)
Inventories	(34.0)	(41.7)
Supplies	(14.6)	(20.3)
Prepaid expenses and other current assets	(143.5)	(27.3)
Interest payable	2.0	1.2
Other accounts payable	16.7	23.0
Accrued income taxes	113.7	73.8
Realized losses on 2005 copper collars	(187.2)	—
Other accrued expenses	(40.2)	(65.5)
Other operating, net	(25.3)	(32.9)

Net cash provided by operating activities	1,645.1	944.7

Investing activities
Capital outlays	(582.3)	(179.5)
Capitalized interest	(24.6)	(2.9)
Investments in subsidiaries and other	0.2	(0.1)
Proceeds from the sale of Columbian Chemicals	514.4	—
Proceeds from the sale of Magnet Wire North American assets	135.3	—
Proceeds from the sale of HPC	46.3	—
Proceeds from asset dispositions	16.3	4.6
Proceeds from sale of cost-basis investments	—	451.6
Restricted cash	(3.0)	(168.3)
Global environmental trust contribution	(300.0)	—
Other investing, net	(2.9)	(1.6)

Net cash provided by (used in) investing activities	(200.3)	103.8

Financing activities
Net increase (decrease) in short-term debt	46.3	(48.3)
Proceeds from issuance of debt	90.0	—
Payment of debt	(2.6)	(3.0)
Common dividends	(893.8)	(48.3)
Preferred dividends	—	(6.8)
Minority interest dividends	(2.8)	(28.2)
Issuance of shares, net	26.3	33.2
Debt issue costs	(2.6)	(0.7)
Proceeds from issuance of Cerro Verde stock	—	441.8

Net cash provided by (used in) financing activities	(739.2)	339.7

Effect of exchange rate impact on cash and cash equivalents	10.0	7.3

Increase in cash and cash equivalents	715.6	1,395.5
Cash and cash equivalents at beginning of period	1,916.7	1,200.1

Cash and cash equivalents at end of period	$2,632.3	2,595.6

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

					Accumulated
	Common Shares		Capital in		Other
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at December 31, 2005	101.6	$635.1	$1,998.8	$3,158.8	$(154.5)	$(36.6)	$5,601.6
Cumulative effect adjustment**				19.8			19.8
Transition adjustment***			(36.6)			36.6	—
Stock options exercised including tax benefit	0.6	3.9	23.9				27.8
Restricted shares issued/cancelled, net, including tax benefit	0.2	0.8	8.6				9.4
Directors stock compensation		0.1	1.4				1.5
Common shares purchased		(0.1)	(1.1)				(1.2)
Dividends on common shares				(934.6)			(934.6)
Comprehensive income (loss):
Net income				805.5			805.5
Other comprehensive income (loss), net of tax:
Translation adjustment					33.7		33.7
Net loss on derivative instruments					(4.8)		(4.8)
Other investment adjustments					0.2		0.2
Unrealized gain on securities					18.5		18.5
Minimum pension liability					8.7		8.7

Other comprehensive income					56.3		56.3

Comprehensive income							861.8
Stock split****	101.6	635.1	(635.1)				—

Balance at June 30, 2006	204.0	$1,274.9	$1,359.9	$3,049.5	$(98.2)	$—	$5,586.1

*	As of June 30, 2006, this balance comprised $138.2 million of cumulative translation adjustments and $17.5 million of cumulative minimum pension liability adjustments; partially offset by $1.0 million of cumulative unrealized gains on securities and $56.5 million of cumulative unrealized gains on derivative instruments.

**	Refer to Note 5 for discussion of adoption of EITF Issue No. 04-6.

***	Refer to Note 2 for discussion of adoption of SFAS No. 123-R.

****	Refer to Note 15 for discussion of the 2006 first quarter stock split.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
				Chino/		Candelaria/			Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado	Cerro Verde	El Abra	Molybdenum

Second Quarter 2006
Sales and other operating revenues:
Unaffiliated customers	$—	—	15.8	15.0	—	263.6	37.0	254.9	433.3
Intersegment	211.1	110.8	161.7	63.0	19.4	128.4	169.7	183.8	—
Depreciation, depletion and amortization	14.8	6.0	4.0	6.4	2.9	10.6	7.2	30.7	10.8
Operating income (loss) before special items and provisions	48.8	39.6	95.4	9.0	(4.1)	261.7	165.0	331.1	112.8
Special items and provisions, net	—	—	(3.8)	(6.2)	—	—	—	—	—
Operating income (loss)	48.8	39.6	91.6	2.8	(4.1)	261.7	165.0	331.1	112.8
Interest income	0.1	—	—	0.7	—	1.8	1.8	5.0	0.2
Interest expense, net	—	—	—	—	—	—	9.3	0.4	—
Provision for taxes on income	—	—	—	—	—	(96.2)	(30.8)	(131.0)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(33.0)	(67.7)	(101.0)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	—	—	0.6	—	—	—
Assets at June 30	1,072.0	442.1	324.4	458.1	114.7	1,226.2	1,424.2	1,474.6	910.9
Expenditures for segment assets	48.0	3.9	7.4	4.3	5.3	4.7	159.3	2.4	8.6

Second Quarter 2005*
Sales and other operating revenues:
Unaffiliated customers	$—	—	4.9	5.8	—	100.5	16.8	88.2	526.1
Intersegment	263.3	190.2	204.0	78.8	32.7	63.6	64.5	72.4	—
Depreciation, depletion and amortization	16.1	7.9	3.8	5.1	3.0	9.3	7.3	28.1	13.0
Operating income (loss) before special items and provisions	114.5	116.5	135.6	12.9	3.2	64.6	39.6	63.8	98.9
Special items and provisions, net	(0.3)	—	—	(63.9)	(211.5)	—	—	—	—
Operating income (loss)	114.2	116.5	135.6	(51.0)	(208.3)	64.6	39.6	63.8	98.9
Interest income	—	—	—	0.4	—	1.4	1.5	0.4	0.1
Interest expense, net	—	—	—	—	—	0.1	1.4	(2.2)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	87.2
Change in interest gain	—	—	—	—	—	—	159.5	—	—
Provision for taxes on income	—	—	—	—	—	(10.8)	11.0	(23.8)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(9.8)	(9.3)	(18.4)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	—	—	0.3	—	—	—
Assets at June 30	914.9	440.6	322.1	421.6	51.1	964.2	884.1	1,059.1	904.8
Expenditures for segment assets	10.8	6.2	3.7	4.2	1.3	4.0	41.7	7.4	5.3

							Corporate,
	Manufac-		PDMC	PDMC	PDMC	PDI –	PDMC	Discontinued
	turing	Sales	Segments	Other	Subtotal	Wire & Cable	Eliminations	Operations	Totals

Second Quarter 2006
Sales and other operating revenues:
Unaffiliated customers	$1,804.0	(141.8)	2,681.8	13.7	2,695.5	296.7	—	—	2,992.2
Intersegment	51.5	1.6	1,101.0	(1,101.0)	—	0.2	(0.2)	—	—
Depreciation, depletion and amortization	6.1	—	99.5	3.1	102.6	3.4	1.9	—	107.9
Operating income (loss) before special items and provisions	1.3	6.1	1,066.7	(68.4)	998.3	16.8	(38.9)	—	976.2
Special items and provisions, net	(1.1)	—	(11.1)	(1.2)	(12.3)	—	(0.6)	—	(12.9)
Operating income (loss)	0.2	6.1	1,055.6	(69.6)	986.0	16.8	(39.5)	—	963.3
Interest income	—	—	9.6	0.4	10.0	0.4	22.1	—	32.5
Interest expense, net	(1.0)	(0.1)	8.6	1.0	9.6	(2.9)	(11.2)	—	(4.5)
Provision for taxes on income	—	—	(258.0)	—	(258.0)	—	(54.7)	—	(312.7)
Minority interests in consolidated subsidiaries	—	—	(201.7)	—	(201.7)	(0.4)	—	—	(202.1)
Equity in net earnings (losses) of affiliated companies	—	—	—	0.6	0.6	—	0.5	—	1.1
Income from discontinued operations	—	—	—	—	—	—	—	0.3	0.3
Equity basis investments at June 30	—	—	0.8	1.1	1.9	6.3	23.5	—	31.7
Assets at June 30	927.8	153.2	8,528.2	(39.8)	8,488.4	563.1	2,754.1	—	11,805.6
Expenditures for segment assets	1.7	—	245.6	36.9	282.5	4.0	3.9	—	290.4

Second Quarter 2005*
Sales and other operating revenues:
Unaffiliated customers	$747.4	188.4	1,678.1	6.3	1,684.4	281.6	—	—	1,966.0
Intersegment	47.9	64.8	1,082.2	(1,015.6)	66.6	0.2	(66.8)	—	—
Depreciation, depletion and amortization	6.9	—	100.5	2.8	103.3	7.6	1.7	—	112.6
Operating income (loss) before special items and provisions	6.8	3.3	659.7	(40.0)	619.7	7.2	(24.9)	—	602.0
Special items and provisions, net	(148.7)	—	(424.4)	9.4	(415.0)	(1.9)	(20.3)	—	(437.2)
Operating income (loss)	(141.9)	3.3	235.3	(30.6)	204.7	5.3	(45.2)	—	164.8
Interest income	—	—	3.8	0.3	4.1	0.5	7.4	—	12.0
Interest expense, net	(0.7)	(0.2)	(1.6)	0.7	(0.9)	(1.9)	(17.4)	—	(20.2)
Gain on sale of cost-basis investment	—	—	87.2	351.2	438.4	—	—	—	438.4
Change in interest gain	—	—	159.5	—	159.5	—	—	—	159.5
Provision for taxes on income	—	—	(23.6)	—	(23.6)	—	(46.4)	—	(70.0)
Minority interests in consolidated subsidiaries	—	—	(37.5)	—	(37.5)	(0.8)	—	—	(38.3)
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	0.1	0.6	—	0.7
Income from discontinued operations	—	—	—	—	—	—	—	7.2	7.2
Equity basis investments at June 30	—	—	0.5	1.0	1.5	5.9	24.1	—	31.5
Assets at June 30	314.8	31.4	6,308.7	(8.8)	6,299.9	649.9	2,438.7	670.4	10,058.9
Expenditures for segment assets	4.5	—	89.1	7.6	96.7	4.4	4.5	5.7	111.3

*	In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. Segment information for 2005 has been revised to conform to the 2006 presentation.

PHELPS DODGE CORPORATION
FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
				Chino/		Candelaria/			Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado	Cerro Verde	El Abra	Molybdenum

Six Months Ended June 30, 2006
Sales and other operating revenues:
Unaffiliated customers	$—	—	17.6	19.7	—	492.1	67.0	419.6	853.6
Intersegment	387.2	218.9	345.9	126.6	36.8	149.9	234.5	320.3	—
Depreciation, depletion and amortization	29.0	11.6	7.9	13.1	5.9	21.3	14.3	60.9	21.5
Operating income (loss) before special items and provisions	85.2	73.5	197.1	4.7	(11.9)	406.7	234.9	509.9	218.7
Special items and provisions, net	—	2.2	(5.1)	(10.1)	—	—	—	—	(0.1)
Operating income (loss)	85.2	75.7	192.0	(5.4)	(11.9)	406.7	234.9	509.9	218.6
Interest income	0.1	—	—	1.4	—	2.7	3.8	7.1	0.5
Interest expense, net	—	—	—	—	—	0.1	16.1	0.8	—
Provision for taxes on income	—	—	—	—	—	(141.4)	(27.9)	(190.6)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(49.9)	(105.9)	(161.0)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	—	—	0.6	—	—	—
Assets at June 30	1,072.0	442.1	324.4	458.1	114.7	1,226.2	1,424.2	1,474.6	910.9
Expenditures for segment assets	84.5	12.8	15.7	6.9	10.2	8.6	321.9	11.8	16.2

Six Months Ended June 30, 2005*
Sales and other operating revenues:
Unaffiliated customers	$—	—	5.3	5.8	—	222.4	33.3	160.4	1,002.9
Intersegment	490.3	346.7	411.9	164.5	62.8	95.6	116.1	153.0	—
Depreciation, depletion and amortization	31.2	15.7	7.7	10.4	7.0	19.2	13.2	61.5	21.9
Operating income (loss) before special items and provisions	200.7	200.9	270.1	30.6	4.5	140.0	75.6	108.3	185.5
Special items and provisions, net	(0.6)	—	—	(64.5)	(215.7)	—	—	—	—
Operating income (loss)	200.1	200.9	270.1	(33.9)	(211.2)	140.0	75.6	108.3	185.5
Interest income	—	—	—	1.0	—	2.2	2.3	0.4	0.2
Interest expense, net	—	—	—	—	—	0.1	1.7	(4.5)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	87.2
Change in interest gain	—	—	—	—	—	—	159.5	—	—
Provision for taxes on income	—	—	—	—	—	(29.1)	4.2	(38.4)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(16.4)	(15.0)	(31.7)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at June 30	—	—	0.2	—	—	0.3	—	—	—
Assets at June 30	914.9	440.6	322.1	421.6	51.1	964.2	884.1	1,059.1	904.8
Expenditures for segment assets	6.9	11.3	6.6	9.0	1.8	7.9	71.4	9.4	7.0

							Corporate,
	Manufac-		PDMC	PDMC	PDMC	PDI –	Other &	Discontinued
	turing	Sales	Segments	Other	Subtotal	Wire & Cable	Eliminations	Operations	Totals

Six Months Ended June 30, 2006
Sales and other operating revenues:
Unaffiliated customers	$2,998.8	(289.8)	4,578.6	20.4	4,599.0	617.8	—	—	5,216.8
Intersegment	92.1	55.7	1,967.9	(1,913.3)	54.6	0.3	(54.9)	—	—
Depreciation, depletion and amortization	11.4	—	196.9	5.9	202.8	8.2	3.9	—	214.9
Operating income (loss) before special items and provisions	7.0	7.9	1,733.7	(121.2)	1,612.5	30.8	(75.7)	—	1,567.6
Special items and provisions, net	(1.2)	—	(14.3)	(5.6)	(19.9)	(8.7)	(1.5)	—	(30.1)
Operating income (loss)	5.8	7.9	1,719.4	(126.8)	1,592.6	22.1	(77.2)	—	1,537.5
Interest income	—	—	15.6	0.9	16.5	0.8	39.6	—	56.9
Interest expense, net	(2.1)	(0.2)	14.7	2.1	16.8	(4.6)	(22.1)	—	(9.9)
Provision for taxes on income	—	—	(359.9)	—	(359.9)	—	(88.6)	—	(448.5)
Minority interests in consolidated subsidiaries	—	—	(316.8)	—	(316.8)	(2.5)	—	—	(319.3)
Equity in net earnings (losses) of affiliated companies	—	—	—	0.4	0.4	0.3	1.0	—	1.7
Income (loss) from discontinued operations	—	—	—	—	—	—	—	(16.6)	(16.6)
Equity basis investments at June 30	—	—	0.8	1.1	1.9	6.3	23.5	—	31.7
Assets at June 30	927.8	153.2	8,528.2	(39.8)	8,488.4	563.1	2,754.1	—	11,805.6
Expenditures for segment assets	5.7	—	494.3	60.9	555.2	6.7	10.8	9.4	582.1

Six Months Ended June 30, 2005*
Sales and other operating revenues:
Unaffiliated customers	$1,422.4	438.3	3,290.8	11.7	3,302.5	550.0	—	—	3,852.5
Intersegment	105.8	118.6	2,065.3	(1,943.5)	121.8	0.4	(122.2)	—	—
Depreciation, depletion and amortization	12.5	—	200.3	5.0	205.3	15.7	3.4	—	224.4
Operating income (loss) before special items and provisions	11.0	(0.5)	1,226.7	(50.7)	1,176.0	18.8	(57.9)	—	1,136.9
Special items and provisions, net	(148.7)	—	(429.5)	8.6	(420.9)	(1.5)	(13.9)	—	(436.3)
Operating income (loss)	(137.7)	(0.5)	797.2	(42.1)	755.1	17.3	(71.8)	—	700.6
Interest income	—	—	6.1	0.4	6.5	0.7	10.9	—	18.1
Interest expense, net	(1.5)	(0.5)	(4.7)	1.5	(3.2)	(3.9)	(35.0)	—	(42.1)
Gain on sale of cost-basis investment	—	—	87.2	351.2	438.4	—	—	—	438.4
Change in interest gain	—	—	159.5	—	159.5	—	—	—	159.5
Provision for taxes on income	—	—	(63.3)	—	(63.3)	—	(132.8)	—	(196.1)
Minority interests in consolidated subsidiaries	—	—	(63.1)	—	(63.1)	(1.8)	—	—	(64.9)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.5)	(0.5)	0.8	1.1	—	1.4
Income (loss) from discontinued operations	—	—	—	—	—	—	—	16.5	16.5
Equity basis investments at June 30	—	—	0.5	1.0	1.5	5.9	24.1	—	31.5
Assets at June 30	314.8	31.4	6,308.7	(8.8)	6,299.9	649.9	2,438.7	670.4	10,058.9
Expenditures for segment assets	9.4	—	140.7	16.3	157.0	7.3	5.0	10.3	179.6

*	In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. Segment information for 2005 has been revised to conform to the 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)
1. General Information
     The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. The results of operations for the quarter and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.
     Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Prior to the 2005 fourth quarter, PDI included, among other manufacturing businesses, our Specialty Chemicals segment, which consisted of Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals. The transaction was completed on March 16, 2006. As a result of this transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. (Refer to Note 3, Divestitures, for further discussion.)
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment in the PDI division, to Rea Magnet Wire Company, Inc. (Rea). This transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment in the PDI division, to International Wire Group, Inc. (IWG). This transaction was completed on March 31, 2006. Neither transaction met the criteria for classification as discontinued operations as the Company is continuing to supply Rea with copper rod and IWG with copper rod and certain copper alloys. (Refer to Note 3, Divestitures, for further discussion of these transactions.)
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
     All references to shares of common stock and per share amounts for the quarter and six months ended June 30, 2005, have been retroactively restated for the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)
     For comparative purposes, certain amounts for the quarter and six months ended June 30, 2005, have been reclassified to conform to current period presentation.
2. Share-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite service period (generally the vesting period) for awards expected to vest. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The fair value of restricted stock is determined based on the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the requisite service period, net of estimated forfeitures. Under SFAS No. 123-R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123-R should be eliminated against the appropriate equity accounts upon adoption. Therefore, in the 2006 first quarter, we made an adjustment to beginning capital in excess of par value of $36.6 million with the offset to the contra-equity account. Prior to adoption, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we accounted for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in consolidated net income for stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The following table presents the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 for the quarter and six months ended June 30, 2005:
(Unaudited; $ in millions except per share amounts)

2005
Second Quarter
Net income as reported	$682.3
Deduct:
Total compensation cost assuming fair value method for stock options, net of tax	(1.0)

Pro forma net income	$681.3

Basic earnings per common share:*
As reported	$3.53
Pro forma	$3.52
Diluted earnings per common share:*
As reported	$3.38
Pro forma	$3.37
(Unaudited; $ in millions except per share amounts)

Six Months
Ended
June 30, 2005
Net income as reported	$1,069.0
Deduct:
Total compensation cost assuming fair value method for stock options, net of tax	(1.9)

Pro forma net income	$1,067.1

Basic earnings per common share:*
As reported	$5.53
Pro forma	$5.52
Diluted earnings per common share:*
As reported	$5.29
Pro forma	$5.29

*	Earnings per common share for the quarter and six months ended June 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model based on the following assumptions:
(Unaudited)

	Six Months Ended
	June 30,
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
     At June 30, 2006, 7,401,686 shares were available for option grants (including 3,240,118 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998 or 1993 plans.
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
     The Phelps Dodge Corporation Directors Stock Unit Plan (effective January 1, 1997) provided to each non-employee director serving on the board since November 15 of the preceding year an annual award of stock units having a value of $75,000 as of the date of grant. This plan replaced the Company’s 1989 Directors Stock Option Plan. On February 1, 2006, the plan was amended to provide pro rata awards for those directors elected after November 15, 2005, based on the number of days in 2006 the director is expected to serve on the board. On May 26, 2006, the Phelps Dodge Corporation 2007 Directors Stock Unit Plan was approved by the Company’s shareholders. The options granted under the 1989 Directors Stock Option Plan expire three years after the termination of service as a director. No further options may be granted under the 1989 plan.
     Stock option plans at December 31, 2005, and June 30, 2006, and changes for the first six months of 2006 for the combined plans were as follows:
(Unaudited)

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2005*	1,111,174	$29.82
Granted	143,000	79.00
Exercised	(632,735)	26.88
Forfeited or expired	(38,476)	45.79

Outstanding at June 30, 2006	582,963	44.02

Exercisable at June 30, 2006	237,533	22.96

*	Outstanding shares and the weighted-average exercise price at December 31, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)
     At June 30, 2006, the aggregate intrinsic value of options outstanding was $22.7 million with a weighted-average remaining contractual term of 7.5 years, and the aggregate intrinsic value of options exercisable was $14.2 million with a weighted-average remaining contractual term of 5.6 years.

     Exercisable options by plan at June 30, 2006, were as follows:
(Unaudited)

		Weighted-Average
	Shares	Exercise Price
PD Plans
2003 Plan	14,987	$43.15
1998 Plan	200,984	21.02
1993 Plan	5,000	32.69
1989 Directors Stock Option Plan	16,072	24.14
Cyprus Amax Plans	490	22.23

	237,533	22.96

     For the six months ended June 30, 2006 and 2005, the weighted-average grant-date fair value of stock options granted was $28.91 per common share and $17.77 per common share, respectively, and the total intrinsic value of options exercised was $32.7 million and $44.2 million, respectively.
     The 2003 plan provides (and the 1993 and 1998 plan provided) for the award to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). At June 30, 2006, there were 1,640,433 shares of Restricted Stock outstanding and 3,240,118 shares available for award.
     Restricted Stock at December 31, 2005, and June 30, 2006, and changes for the first six months of 2006 were as follows:
(Unaudited)

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	Price
Outstanding at December 31, 2005*	1,548,734	$36.62
Granted	297,440	78.22
Released	(49,295)	33.55
Forfeited or expired	(156,446)	37.60

Outstanding at June 30, 2006	1,640,433	44.16

*	Outstanding shares and the weighted-average grant-date fair value price at December 31, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity for further discussion.)
     For the six months ended June 30, 2006 and 2005, the weighted-average grant-date fair value of Restricted Stock was $78.22 per common share and $48.10 per common share, respectively. Restricted Stock generally becomes fully vested in five years. Although the 2006, 2005 and 2004 awards become fully vested in five years, a majority of the shares included in those awards have graded-vesting features in which a portion of the shares will vest on the third and fourth anniversaries of the award. For the six months ended June 30, 2006 and 2005, the total fair value of shares released or vested was $3.6 million and $4.8 million, respectively.
     Compensation cost for the stock option and restricted stock plans in the 2006 and 2005 second quarters was $6.3 million and $3.3 million, respectively (included as selling and general administrative expense in the Consolidated Statement of Income). For the 2006 and 2005 second quarters, the total tax benefit recognized was $1.5 million and $0.8 million, respectively. For the six months ended June 30, 2006 and 2005, compensation cost was $12.7 million and $6.0 million, respectively. For the six months ended June 30, 2006 and 2005, the total income tax benefit recognized was $3.0 million and $1.4 million, respectively. At June 30, 2006, there was $48.2 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     In the 2006 and 2005 second quarters, cash received from option exercises under all share-based payment arrangements was $8.3 million and $3.0 million, respectively, and the actual tax benefit realized for the tax deductions for share-based payment arrangements totaled $4.7 million and $2.4 million, respectively.
     For the six months ended June 30, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was $18.5 million and $35.4 million, respectively, and the actual tax benefit realized for the tax deductions for share-based payment arrangements totaled $9.0 million and $10.0 million, respectively.
3. Divestitures
Columbian Chemicals Company
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korea-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006, resulting in estimated sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign-held cash and net of approximately $27 million in taxes and related expenses). Net sales proceeds associated with the transaction are expected to be finalized in the 2006 third quarter, including settlement of negotiated working capital items. As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     The transaction resulted in net charges of $124.3 million ($71.4 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount, $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $29.5 million ($28.8 million after-tax) was recognized in the 2006 first quarter, which consisted of a loss on disposal of $14.8 million ($14.1 million after-tax) and transaction and employee-related costs of $14.7 million (before and after taxes).

     The following table details selected financial information, which has been reported as discontinued operations for the quarters and six months ended June 30, 2006 and 2005:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Sales and other operating revenues	$—	185.6

Income from discontinued operations before loss on disposal	$—	11.8
Provision for taxes on income	0.3	(4.6)

Income from discontinued operations	$0.3	7.2

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Sales and other operating revenues	$179.8	365.6

Income from discontinued operations before loss on disposal	$17.0	26.2
Loss on disposal	(29.5)	—
Provision for taxes on income	(4.1)	(9.7)

Income (loss) from discontinued operations	$(16.6)	16.5

     We have not separately identified cash flows from discontinued operations for the quarters and six months ended June 30, 2006 and 2005, in the Company’s Consolidated Statement of Cash Flows.
Magnet Wire North America
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all of its North American magnet wire assets, including certain copper inventory, to Rea. The transaction was completed on February 10, 2006, resulting in sales proceeds of approximately $133 million (net of approximately $10 million in taxes and related expenses). Net sales proceeds associated with the transaction are expected to be finalized in the 2006 third quarter, including settlement of negotiated working capital items.
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
High Performance Conductors of SC & GA, Inc.
     On March 4, 2006, Phelps Dodge entered into an agreement to sell HPC to IWG. Under the agreement, IWG purchased the stock of HPC, as well as certain copper inventory. The agreement also includes a contingent payment of up to $3 million based on HPC’s 2006 results. The transaction was completed on March 31, 2006, resulting in sales proceeds, exclusive of the contingent payment, of approximately $47 million (net of approximately $4 million in taxes and related expenses). Net sales proceeds associated with the transaction are expected to be finalized in the 2006 third quarter, including settlement of negotiated working capital items.
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
4. Special Items and Provisions, Net
     Following is supplemental information regarding special items and provisions, net, included in operating income that management believes should be separately disclosed to assist in the understanding of the financial performance of the Company and the comparability of its results. This supplemental information is not a substitute for any U.S. GAAP measure. Such special items and provisions are primarily unpredictable and atypical of the Company’s operations in a given period. In certain instances, certain transactions such as restructuring costs, asset impairment charges, certain asset disposals or certain legal matters are reflected as special items as they are not considered to be representative of the normal course of business. Additionally, environmental provisions and recoveries are included due to their nature and the impact of these amounts on comparisons between periods. In addition, management measures the performance of its reportable segments excluding special items. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including provision for a valuation allowance, if warranted.

     The following table summarizes the pre-tax special items and provisions, net, included in operating income for the quarter and six months ended June 30, 2006:

		Six Months
	2006	Ended
	Second Quarter	June 30, 2006
PDMC –
Environmental provisions, net	$(12.2)	(19.6)
Environmental insurance recoveries, net	(0.1)	(0.1)
Historical legal matters	—	(0.2)

	(12.3)	(19.9)

PDI –
Sale of North American magnet wire assets:
Gain on disposal	—	0.2
Transaction and employee-related costs	—	(4.7)
Sale of HPC:
Loss on disposal	—	(1.5)
Transaction and employee-related costs	—	(2.7)

	—	(8.7)

Corporate and Other –
Environmental provisions, net	(0.7)	(2.1)
Environmental insurance recoveries, net	0.1	0.1
Sale of non-core real estate	—	0.5

	(0.6)	(1.5)

	$(12.9)	(30.1)

     For the quarter and six months ended June 30, 2006, net charges for environmental provisions of $12.9 million and $21.7 million ($9.8 million and $16.5 million after-tax), respectively, were recognized. (Refer to Note 6, Environmental, and Reclamation and Closure Matters, for further discussion of environmental matters.)
     On February 10, 2006, Phelps Dodge completed the sale of substantially all its North American magnet wire assets to Rea. In connection with the transaction, we recognized additional charges of $4.5 million ($4.7 million after-tax) during the 2006 first quarter, which consisted of a gain on disposal of $0.2 million (loss of $1.1 million after-tax) and transaction and employee-related costs of $4.7 million ($3.6 million after-tax). (Refer to Note 3, Divestitures, for further discussion.)
     On March 31, 2006, Phelps Dodge completed the sale of HPC to IWG. In connection with the transaction, we recognized charges of $4.2 million ($4.9 million after-tax) during the 2006 first quarter, which consisted of a loss on disposal of $1.5 million ($2.2 million after-tax) and transaction and employee-related costs of $2.7 million (before and after taxes). (Refer to Note 3, Divestitures, for further discussion.)
     The following table summarizes the pre-tax special items and provisions, net, included in operating income for the quarter and six months ended June 30, 2005:

		Six Months
	2005	Ended
	Second Quarter	June 30, 2005
PDMC –
Asset impairment charges	$(419.1)	(419.1)
Environmental provisions, net	(10.4)	(15.7)
Environmental insurance recoveries, net	(0.5)	(1.1)
Historical legal matters	15.0	15.0

	(415.0)	(420.9)

PDI –
Restructuring programs/closures	(1.5)	(1.1)
Asset impairment charges	(0.4)	(0.4)

	(1.9)	(1.5)

Corporate and Other –
Environmental provisions, net	(20.7)	(19.7)
Environmental insurance recoveries, net	0.5	1.1
Historical legal matters	(0.1)	4.7

	(20.3)	(13.9)

	$(437.2)	(436.3)

     In the 2005 second quarter, PDMC recorded special charges for asset impairments of $419.1 million ($320.9 million after-tax) at the Tyrone and Cobre mines, Chino smelter and Miami refinery. On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which had been idle since 2001. The concentrate-leach facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest U.S. copper operations, resulting in the impairment of certain assets.
     With future Morenci copper concentrate production being fed into the concentrate-leach facility, the operating smelter in Miami, Arizona, will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at our operations in the southwestern United States. Accordingly, the Chino smelter located near Hurley, New Mexico, which had been on care-and-maintenance status since 2002, was permanently closed and demolition initiated. With the closing of the Chino smelter, we have unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, our refinery in El Paso, Texas, will continue to operate. The El Paso refinery is more than twice the size of our refinery in Miami, Arizona, and has sufficient capacity to refine all anodes expected to be produced from our operations in the southwestern United States given the changes brought by the above-mentioned Morenci project. Accordingly, the Miami refinery, which had been on care-and-maintenance status since 2002, was permanently closed. As a result of the decision to close the Chino smelter and the Miami refinery, we recorded asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
     The steps being taken at Morenci also impacted our Tyrone and Cobre mines in New Mexico. The Tyrone mine had been partially curtailed since 2003, while activities at the Cobre mine were suspended in 1999, with the exception of limited activities. Future economics of these mines will be affected by significantly higher acid costs resulting from their inability to obtain low-cost acid from the Chino smelter. These factors caused Phelps Dodge to reassess the recoverability of the long-lived assets at both the Tyrone and Cobre mines. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable and that asset impairment charges were required.
     Tyrone’s impairment of $210.5 million ($161.2 million after-tax) primarily resulted from fundamental changes to its life-of-mine (LOM) cash flows mostly due to higher than expected acid costs and the decision to accelerate reclamation of portions of stockpiles around the mine perimeter. The impact of these assumptions increased costs and decreased Tyrone’s copper ore reserves by approximately 155 million pounds, or 14 percent. The following table summarizes the reduction in reserves and higher cost of delivered acid for Tyrone included in the 2005 second quarter impairment analysis and the then-current LOM plan:

		June
	2004	2005	Reduction
Leach ore (in million tons)	275	242	33
Grade	0.31%	0.31%	—
Saleable copper (in million pounds)	1,073	918	155

	2004	2005	Increase
Delivered acid costs:
Per ton*	$31	51	20
In millions	$61	90	29

*	Represents the blended cost of internally sourced acid and acid obtained from third-party sources.
     Cobre’s impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs. Previously, Cobre’s operating plan was based on lower-cost acid from the Chino smelter. However, upon the decision to close the Chino smelter, the long-term operating plan reflected that Cobre would have to obtain acid from third-party sources (an increase from approximately $25 per ton to $60 per ton). Additionally, the closure of the Chino smelter would require Cobre to transport its concentrates longer distances to the Miami smelter at approximately $23 per ton and overseas to third parties at approximately $85 per ton for processing versus concentrate freight charges of approximately $15 per ton transported to the Chino smelter. In addition, as a result of the Chino smelter being permanently closed, the charges reflected estimated higher restart and operating costs of running the Cobre mill. Additionally, the cost for building a tailing pipeline from Cobre to the Chino mine has increased based upon a recent detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station and (iii) a larger pipe size. The higher estimated restart and operating costs associated with running the Cobre mill and the increased costs for building a tailing pipeline from Cobre to the Chino mine were used only for our analysis of projected cash flows and resulted in the Cobre millable reserves no longer being economical at our long-term copper price and costs forecasts. Accordingly, the current development plan does not include the operation of the Cobre mill.
     For the quarter and six months ended June 30, 2005, net charges for environmental provisions of $31.1 million and $35.4 million ($23.6 million and $26.9 million after-tax), respectively, were recognized.
     For the quarter and six months ended June 30, 2005, net gains of $14.9 million and $19.7 million ($11.3 million and $15.8 million after-tax), respectively, were recognized for legal matters. The six-month total included $14.9 million ($11.3 million after-tax) of net settlements on historical legal matters, a $3.6 million (before and after taxes) adjustment related to an historical Cyprus Amax Minerals Company lawsuit and a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters.
     For the quarter and six months ended June 30, 2005, net charges of $1.5 million and $1.1 million ($1.1 million and $0.3 million after-tax), respectively, were recognized for Phelps Dodge Magnet Wire’s restructuring programs and facility closures. (Refer to the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion.)
     In the 2005 second quarter, Phelps Dodge Magnet Wire recognized an impairment charge of $0.4 million ($0.3 million after-tax) at its Laurinburg, North Carolina, magnet wire facility. The amounts of the asset impairments were determined through an assessment of fair market value based on projected cash flows.
5. New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.
     Effective January 1, 2006, the Company adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” which specifies that stripping costs incurred during the production phase of a mine are considered variable production costs and included in the cost of inventory produced during the period that the stripping costs are incurred. Prior to adoption of EITF Issue No. 04-6, Phelps Dodge had historically charged stripping costs to maintain production at operating mines to operations as incurred. Additionally, stripping costs incurred at new mines or at operating mines outside existing pit limits that were expected to benefit future production were capitalized and amortized under the units-of-production method. This EITF requires capitalization of pre-stripping or mine development costs only to the extent that the production phase has not commenced, which is determined when salable minerals, excluding removal of de minimis material, are extracted from an ore body. Upon adoption in the 2006 first quarter, we recorded an increase to our work-in-process inventories of $46.0 million, a net decrease to our capitalized mine development of $19.3 million, a net increase to minority interests in consolidated subsidiaries of $1.3 million and a cumulative effect adjustment to increase beginning retained earnings by $19.8 million, net of deferred income taxes of $8.2 million.
     Effective January 1, 2006, the Company adopted SFAS No. 123-R, which amends SFAS No. 123 and requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite period (generally the vesting period) for awards expected to vest. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The adoption of this Statement did not have a material impact on our financial reporting. (Refer to Note 2, Share-Based Compensation, for further discussion.)
     Effective December 31, 2005, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of FIN 47, we recognize conditional asset retirement obligations as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation is factored into the measurement of the liability. Upon adoption in the 2005 fourth quarter, we recorded an increase to our closure and reclamation reserve of $17.9 million, a net increase in our mining properties’ assets of $4.4 million and a cumulative effect loss of $10.1 million, net of deferred income taxes of $3.4 million.
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
     In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP 115-1/124-1 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
     In September 2005, FASB ratified the consensus reached by the EITF on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus concluded that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another. The EITF also reached a consensus that nonmonetary exchanges of inventory within the same business should be recognized at fair value. The adoption of EITF Issue No. 04-13 in the 2006 second quarter did not have a material impact on our financial reporting and disclosures.
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
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
6. Environmental, and Reclamation and Closure Matters
     At June 30, 2006, and December 31, 2005, environmental reserves totaled $366.8 million and $367.9 million, respectively, for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.
     The following table summarizes our environmental reserve activities for the quarter and six months ended June 30, 2006:
(Unaudited; $ in millions)

		Six Months
	2006	Ended
	Second Quarter	June 30, 2006
Balance, beginning of period	$363.2	367.9
Additions to reserves*	16.8	26.9
Reductions in reserve estimates	—	—
Spending against reserves	(13.2)	(28.0)

Balance, end of period	$366.8	366.8

*	The six months ended June 30, 2006, included $5.2 million associated with a cash settlement to Phelps Dodge with potentially responsible parties that was not charged to expense.
     The site currently considered to be most significant is the Pinal Creek site near Miami, Arizona, where $104.5 million remained in the environmental reserve at June 30, 2006. Phelps Dodge Miami, Inc. and the other Pinal Creek Group (PCG) members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other PCG members settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, is scheduled for October 30, 2006, subject to approval by the trial judge.
     At June 30, 2006, the cost range for reasonably possible outcomes for all reservable remediation sites (including Pinal Creek’s estimate of approximately $101 million to $207 million) was estimated to be from approximately $329 million to $643 million (of which $366.8 million has been reserved).
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At June 30, 2006, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was estimated to be from approximately $2 million to approximately $14 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     We recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. In addition, with the adoption of FIN 47, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period incurred. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.
     The following tables summarize our asset retirement obligations and asset retirement cost activities for the quarter and six months ended June 30, 2006:
Asset Retirement Obligations
(Unaudited; $ in millions)

		Six Months
	2006	Ended
	Second Quarter	June 30, 2006
Balance, beginning of period	$394.3	398.4
New liabilities during the period	1.4	2.5
Accretion expense	6.5	13.1
Payments	(15.5)	(25.5)
Revisions in estimated cash flows	—	(1.8)

Balance, end of period	$386.7	386.7

Asset Retirement Costs
(Unaudited; $ in millions)

		Six Months
	2006	Ended
	Second Quarter	June 30, 2006
Gross balance, beginning of period	$198.5	199.2
New assets during the period	1.4	2.5
Revisions in estimated cash flows	—	(1.8)

Gross balance, end of period	199.9	199.9
Less accumulated depreciation, depletion and amortization	93.6	93.6

Balance, end of period	$106.3	106.3

     We have estimated that our share of the total cost of asset retirement obligations, including anticipated future disturbances and excluding cumulative payments, as of June 30, 2006, aggregated approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, mine plans or other factors and as actual reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
     In December 2005, the Company established a trust dedicated to funding our global environmental reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At June 30, 2006, and December 31, 2005, the fair value of the trust assets was approximately $498 million and $191 million, respectively, of which approximately $91 million was legally restricted.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, which removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. Eliminating this requirement is expected to reduce our New Mexico financial assurance up to approximately $27 million (NPV basis).
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
     Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has set a hearing date on the Chino closure permit for November 2006. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. Tyrone appealed the WQCC’s decision to the Court of Appeals, and on June 15, 2006, the Court of Appeals overturned two conditions that Tyrone had challenged in its closure permit and remanded those permit conditions to the WQCC for reconsideration. The WQCC and NMED subsequently filed a motion for rehearing, which was denied by the Court of Appeals. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance, within the next few months.
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
     Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the guarantees require Phelps Dodge to meet certain financial tests that, in part, require Phelps Dodge to maintain an investment-grade corporate rating. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. In the event of a ratings downgrade below investment-grade, some additional portion of the financial assurance would have to be provided in a different form. The balance of the financial assurance (approximately 30 percent) is provided in the form of trust funds, real estate collateral, surety bonds and letters of credit.

     The Company estimates its total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $287 million for Chino, $354 million for Tyrone and $41 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. The above cost estimates do not include cumulative payments through June 30, 2006. These estimates are lower than the estimated costs used as the basis for financial assurance amounts due to the factors discussed above, and reflect our internal cost estimate. Our cost estimates, on a third-party cost basis used to determine the fair value of our closure and closeout accrual for SFAS No. 143, totaled approximately $395 million for Chino, $460 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). Tyrone’s cost estimate includes approximately $21 million of net costs in addition to the financial assurance cost estimate that primarily relates to an increased scope of work for the tailing, stockpiles and other projects, and updated estimates for actual closure expenditures incurred. Cobre’s cost estimate includes approximately $2 million of costs in addition to the financial assurance cost estimate primarily for increased scope of work for stockpiles and characterization studies. At June 30, 2006, we had accrued approximately $67 million for Chino, $174 million for Tyrone, $6 million for Cobre and $4 million for Hidalgo. For comparison, at December 31, 2005, we had accrued approximately $65 million for Chino, $186 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo.
     During 2006, Tyrone continued certain closure activities, including completion of a project to remove a portion of the 1C stockpile and initiating reclamation of the adjacent stockpile area. Additionally, Tyrone continued accelerated reclamation of tailing impoundments located in Mangas Valley, including completion of reclamation of one tailing impoundment. Through June 30, 2006, approximately $57 million has been spent on these actions, including approximately $20 million on the 1C stockpile. In 2005, Tyrone submitted an application to reduce the required amount of financial assurance by $32 million to reflect the completion of the 1C stockpile removal project and 2005 legislation that eliminated a requirement to include New Mexico gross receipts tax in the cost estimates used for financial assurance. On December 12, 2005, the state concurred with the reduction and Tyrone is currently negotiating changes in financial assurance with the state.
     In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. Chino has begun remediating residential yards in the town of Hurley after agreement was reached with NMED on cleanup levels. NMED has not yet issued a record of decision regarding any additional remediation that may be required under the AOC. The Company’s estimated cost for all aspects of the AOC, as of June 30, 2006, is approximately $20 million. In addition to work under the AOC, Chino is continuing ongoing projects to control blowing dust from tailing impoundments at an estimated cost of approximately $5 million. Chino initiated work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. The Company’s estimated cost, as of June 30, 2006, for the remaining work at Lake One is approximately $6 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is approximately $31 million at June 30, 2006.
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
     In accordance with the new regulation, Cerro Verde is required to submit a closure plan before August 15, 2006. Cerro Verde is also in the process of determining its financial assurance obligations associated with the new regulation. Based on its review of the regulation’s technical requirements, the revised site-wide cost estimate is not expected to exceed approximately $80 million (undiscounted and unescalated). At June 30, 2006, the revised cost estimate did not have a material impact on our current ARO estimates, which are recorded on an NPV basis. Additionally, we expect to update Cerro Verde’s ARO estimates in the 2006 third quarter, once the updated closure plan has been submitted to the Peruvian Ministry of Energy and Mines. At both June 30, 2006, and December 31, 2005, Cerro Verde had accrued closure costs of approximately $5 million, which were based on the requirements set forth in the environmental permits.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At June 30, 2006, and December 31, 2005, we had accrued closure costs of approximately $22 million and $20 million, respectively, for our Chilean operations.

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
(Unaudited; $ in millions except per share amounts)

	Second Quarter
	2006	2005
Basic Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$471.4	675.1
Income from discontinued operations	0.3	7.2

Net income	471.7	682.3
Preferred stock dividends	—	(3.4)

Net income applicable to common shares	$471.7	678.9

Denominator:
Weighted average common shares outstanding*	202.4	192.4

Basic earnings per common share:*
Income from continuing operations	$2.33	3.49
Income from discontinued operations	—	0.04

Basic earnings per common share	$2.33	3.53

Diluted Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$471.4	675.1
Income from discontinued operations	0.3	7.2

Net income	471.7	682.3
Preferred stock dividends	—	—

Net income applicable to common shares	$471.7	682.3

Denominator:
Weighted average common shares outstanding*	202.4	192.4
Weighted average employee stock options*	0.2	0.7
Weighted average restricted stock issued to employees*	0.9	0.7
Weighted average mandatory convertible preferred shares*	—	8.3

Total weighted average common shares outstanding*	203.5	202.1

Diluted earnings per common share:*
Income from continuing operations	$2.32	3.34
Income from discontinued operations	—	0.04

Diluted earnings per common share	$2.32	3.38

(Unaudited; $ in millions except per share amounts)

	Six Months Ended
	June 30,
	2006	2005
Basic Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$822.1	1,052.5
Income (loss) from discontinued operations	(16.6)	16.5

Net income	805.5	1,069.0
Preferred stock dividends	—	(6.8)

Net income applicable to common shares	$805.5	1,062.2

Denominator:
Weighted average common shares outstanding*	202.2	191.9

Basic earnings per common share:*
Income from continuing operations	$4.06	5.45
Income (loss) from discontinued operations	(0.08)	0.08

Basic earnings per common share	$3.98	5.53

Diluted Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$822.1	1,052.5
Income (loss) from discontinued operations	(16.6)	16.5

Net income	805.5	1,069.0
Preferred stock dividends	—	—

Net income applicable to common shares	$805.5	1,069.0

Denominator:
Weighted average common shares outstanding*	202.2	191.9
Weighted average employee stock options*	0.3	0.9
Weighted average restricted stock issued to employees*	0.8	0.8
Weighted average mandatory convertible preferred shares*	—	8.3

Total weighted average common shares outstanding*	203.3	201.9

Diluted earnings per common share:*
Income from continuing operations	$4.04	5.21
Income (loss) from discontinued operations	(0.08)	0.08

Diluted earnings per common share	$3.96	5.29

*	Weighted average shares outstanding and earnings per common share for the quarter and six months ended June 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)

9. Provision for Taxes on Income
     The Company’s income tax provision from continuing operations for the 2006 second quarter resulted from taxes on earnings at international operations ($265.5 million), including benefits from the release of valuation allowances ($5.3 million), and taxes on earnings at U.S. operations ($47.2 million), including benefits from the release of valuation allowances ($3.8 million).
     The Company’s income tax provision from continuing operations for the six months ended June 30, 2006, resulted from taxes on earnings at international operations ($374.6 million) and taxes on earnings at U.S. operations ($73.9 million), including benefits from the release of valuation allowances ($6.9 million).
     Phelps Dodge provides reserves for various unresolved tax issues. During the 2006 first quarter, certain of these issues were favorably resolved resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $10 million.

     In addition, during January 2006, a change in Arizona tax law impacting the apportionment of income became effective resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $6 million.
     The difference between our effective income tax rate of 28 percent for the six months ended June 30, 2006, and the U.S. federal statutory rate of 35 percent primarily was due to percentage depletion deductions for regular tax purposes in the United States and Peruvian reinvestment deductions associated with the Cerro Verde mine expansion.
     The Company’s income tax provision from continuing operations for the 2005 second quarter resulted from taxes on earnings at international operations ($29.9 million), including recognition of valuation allowances ($1.1 million), and taxes on earnings at U.S. operations ($40.1 million), including benefits from the release of valuation allowances ($10.6 million).
     The Company’s income tax provision from continuing operations for the six months ended June 30, 2005, resulted from taxes on earnings at international operations ($73.9 million), including recognition of valuation allowances ($1.5 million), and taxes on earnings at U.S. operations ($122.2 million), including benefits from the release of valuation allowances ($31.9 million).
     The release in our domestic valuation allowances for the quarters and six months ended June 30, 2006 and 2005, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss carryforwards.
     The difference between our effective income tax rate of 15 percent for the six months ended June 30, 2005, and the U.S. federal statutory rate of 35 percent primarily was due to (i) deferred income taxes not being provided on the change in interest gain associated with the Cerro Verde stock issuance, (ii) percentage depletion deductions for regular tax purposes in the United States and (iii) a portion of the gain on the sale of our Southern Peru Copper Corporation (SPCC) investment being offset by previously unrecognized capital loss carryovers.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment or up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four-year period from 2004 through 2007, which could be extended, at the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. Based on qualified earnings for the first six months of 2006, Cerro Verde recorded a current reinvestment benefit of approximately $52 million and a deferred tax asset of approximately $12 million, resulting in a total deferred tax asset of approximately $54 million at June 30, 2006.
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
     Phelps Dodge entered into programs to protect a portion of its expected copper production by purchasing zero-premium copper collars (consisting of put options and call options) and copper put options. The copper collars and copper put options are settled on an average London Metal Exchange (LME) pricing basis for their respective hedge periods. The copper collar put options and purchased copper put options are settled monthly for 2006, and annually for 2007; all of the copper collar call options are settled annually. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2006 and 2007:
(Unaudited)

	2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	564	486
Average LME put strike price (floor) per pound	$0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.632	2.002
Associated pre-tax gains (charges) for the 2006 second quarter (A):
Intrinsic value component (in millions)	$(365)	(354)
Time value component (in millions)	$—	42
Associated pre-tax gains (charges) for the six months ended June 30, 2006 (A):
Intrinsic value component (in millions)	$(617)	(464)
Time value component (in millions)	$13	1

Copper Put Options:
Pounds of copper put options purchased (in millions)	564	730
Average LME put strike price per pound	$0.950	0.950
Premium cost per pound	$0.020	0.023
Associated pre-tax charges for the 2006 second quarter (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	—
Associated pre-tax charges for the six months ended June 30, 2006 (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	(3)

(A)	The 2006 unrealized pre-tax charges resulted from the 2006 LME price average of $3.033 per pound exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options, including amounts recognized in 2005, were approximately $779 million, primarily reflecting intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME price average of $3.041 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005, were approximately $514 million, consisting of approximately $464 million for the intrinsic value component and approximately $33 million for the time value component, with the remainder for put option premiums.
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price.
     During the 2006 first quarter, approximately $187 million was paid to the respective counterparts for the PDMC and El Abra 2005 zero-premium copper collar programs.
     During the quarter and six months ended June 30, 2006, we reclassified approximately $3.6 million and $8.6 million, respectively, from other comprehensive income to the Consolidated Statement of Income primarily as a result of our international metal swap contracts.
     During the quarter and six months ended June 30, 2005, we reclassified approximately $1.4 million and $1.6 million, respectively, of other comprehensive income to the Consolidated Statement of Income primarily as a result of our international metal swap contracts.
11. Pension and Postretirement Benefits
     The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters and six months ended June 30, 2006 and 2005:
Pension Benefits
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Service cost – benefits earned during the period	$5.5	7.0
Interest cost on benefit obligation	17.6	18.6
Expected return on plan assets	(26.0)	(21.5)
Amortization of prior service cost	0.7	0.8
Amortization of actuarial loss	4.5	3.5

Net periodic benefit cost	$2.3	8.4

	Six Months Ended
	June 30,
	2006	2005
Service cost – benefits earned during the period	$11.1	14.0
Interest cost on benefit obligation	35.1	37.3
Expected return on plan assets	(51.9)	(43.1)
Amortization of prior service cost	1.3	1.6
Amortization of net actuarial loss	9.0	7.1
Special retirement benefits	0.5	—

Net periodic benefit cost	$5.1	16.9

Postretirement Benefits
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Service cost – benefits earned during the period	$0.3	1.1
Interest cost on benefit obligation	3.6	4.8
Expected return on plan assets	(1.7)	(0.1)
Amortization of prior service cost	(0.6)	0.1
Recognized net actuarial loss	(0.2)	—

Net periodic benefit cost	$1.4	5.9

	Six Months Ended
	June 30,
	2006	2005
Service cost – benefits earned during the period	$0.6	2.2
Interest cost on benefit obligation	7.2	9.6
Expected return on plan assets	(3.5)	(0.1)
Amortization of prior service cost	(1.2)	0.1
Recognized net actuarial loss	(0.4)	—
Special retirement benefits	(0.3)	—

Net periodic benefit cost	$2.4	11.8

     On July 13, 2005, Phelps Dodge made a cash contribution of $250 million to certain U.S. pension plans.
     Our pension expense in the 2006 second quarter was $2.3 million compared with $8.4 million in the 2005 second quarter. The decrease of $6.1 million was primarily due to (i) a decrease in service costs ($1.5 million) resulting mainly from updated actuarial assumptions, (ii) a decrease in interest costs ($1.0 million) resulting mainly from the sale of Columbian Chemicals and (iii) an increase in expected return on plan assets ($4.5 million) associated with higher assets due to the July 2005 contribution; partially offset by higher amortization of actuarial losses ($1.0 million) resulting from the decrease in the expected future working lifetime of employees that was due to an update of our withdrawal assumption.
     Our pension expense for the six months ended June 30, 2006, was $5.1 million compared with $16.9 million in the corresponding 2005 period. The decrease of $11.8 million was primarily due to (i) a decrease in service costs ($2.9 million) resulting mainly from updated actuarial assumptions, (ii) a decrease in interest costs ($2.2 million) resulting mainly from the sale of Columbian Chemicals and (iii) an increase in expected return on plan assets ($8.8 million) associated with higher assets due to the July 2005 contribution; partially offset by higher amortization of actuarial losses ($1.9 million) resulting from the decrease in the expected future working lifetime of employees that was due to an update of our withdrawal assumption and special retirement benefits ($0.5 million).

     In December 2005, Phelps Dodge established and funded two trusts, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts were established in connection with certain employee benefit plans sponsored by Phelps Dodge and are intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code. The trusts will help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. However, the trusts will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. At the end of the 2006 second quarter, each VEBA trust commenced making payments in support of the benefit obligations funded by the respective trust.
     Our postretirement expense in the 2006 second quarter was $1.4 million compared with $5.9 million in the 2005 second quarter. The decrease of $4.5 million was primarily due to (i) lower service ($0.8 million) and interest costs ($1.2 million) resulting from the update of actuarial assumptions for lapse and withdrawal rates, and the sale of Columbian Chemicals and HPC, (ii) an increase in expected return on plan assets ($1.6 million) associated with higher assets due to the December 2005 funding and (iii) amortization of prior service cost ($0.7 million) resulting from a plan amendment.
     Our postretirement expense for the six months ended June 30, 2006, was $2.4 million compared with $11.8 million in the corresponding 2005 period. The decrease of $9.4 million was primarily due to (i) lower service ($1.6 million) and interest costs ($2.4 million) resulting from the update of actuarial assumptions for lapse and withdrawal rates, and the sale of Columbian Chemicals and HPC, (ii) an increase in expected return on plan assets ($3.4 million) associated with higher assets due to the December 2005 funding and (iii) amortization of prior service cost ($1.3 million) resulting from a plan amendment.
12. Debt and Other Financing
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA – as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At June 30, 2006, there was a total of approximately $74 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at June 30, 2006, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in an overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine. At both June 30, 2006, and December 31, 2005, our Cerro Verde copper mine, in which we own a 53.6 percent equity interest, had outstanding project-financed debt of $20.0 million under these facilities. (Refer to Note 14, Debt and Other Financing, to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on the Cerro Verde debt-financing facilities.)
     On April 17, 2006, the National Supervisory Commission of Companies and Securities of the Republic of Peru authorized the registration of a series of bonds to be issued through one or more offerings by Cerro Verde in an aggregate principal amount of up to $250 million, with the issuance of the first series of bonds in the aggregate principal amount of up to $90 million. On April 27, 2006, the first series of bonds was issued for total proceeds of $90.0 million, which will be used to fund the Cerro Verde expansion project. The issuance of these bonds reduced, dollar-for-dollar, the $90 million stand-by facility included in the $450 million debt-financing facilities. Any further issuance of bonds would require the consent of the Senior Facility Lenders in accordance with the Master Participation Agreement.
13. Gain on Sale of Cost-Basis Investment
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a gain of $438.4 million ($388.0 million after-tax).
14. Change in Interest Gain
     In the 2005 second quarter, Cerro Verde completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañia de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent, and the remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V., Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. will be used to partially finance the approximate $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde.
15. Shareholders’ Equity
Stock Split
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006, and increased the number of shares outstanding to approximately 203.7 million from approximately 101.9 million. The par value of Phelps Dodge’s common stock remains at $6.25 per share. All references to shares of common stock and per common share amounts for the quarter and six months ended June 30, 2005, have been retroactively adjusted to reflect the two-for-one stock split, except for the Consolidated Statement of Shareholders’ Equity that reflects the stock split by reclassifying from Capital in Excess of Par Value to Common Shares an amount equal to the par value of the additional shares issued to effect the stock split. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006.
16. Inco/Falconbridge Merger
     On June 25, 2006, Phelps Dodge, Inco Ltd. (Inco) and Falconbridge Ltd. (Falconbridge) agreed to combine to create a preeminent North American-based mining company. The new company, which would be named Phelps Dodge Inco Corporation, would be the world's leading nickel producer, the world's largest publicly traded copper producer and a leading producer of molybdenum and cobalt. It would also have a world-class portfolio of growth projects and exploration opportunities. Phelps Dodge Inco would have operations in more than 40 countries and would employ approximately 40,000 people globally.
     The transaction, which is subject to Phelps Dodge and Inco shareholder approval, regulatory approvals and customary closing conditions, is expected to close in September 2006. On July 11, 2006, Phelps Dodge received notification that the U.S. Department of Justice and the U.S. Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 relating to the transaction. On July 25, 2006, Phelps Dodge received an Advance Ruling Certificate from the Canadian Competition Bureau clearing its offer to purchase all of the common shares of Inco.
     Under the terms of the Combination Agreement between Phelps Dodge and Inco (the Agreement), as amended on July 16, 2006, Phelps Dodge will acquire all of the outstanding common shares of Inco for a combination of cash and common shares of Phelps Dodge having a value of Cdn.$80.70 per Inco share, based upon the closing price of Phelps Dodge stock and the closing U.S./Canadian dollar exchange rate on July 14, 2006. Each shareholder of Inco would receive 0.672 shares of Phelps Dodge stock plus Cdn.$20.25 per share in cash for each share of Inco stock.
     Phelps Dodge has agreed to combine with both Inco and Falconbridge if Inco acquires a majority of Falconbridge’s outstanding common shares. However, the combination of Phelps Dodge and Inco is not conditioned upon the completion of the Inco and Falconbridge combination, and the Agreement was amended on July 16, 2006, to permit consummation of the Phelps Dodge and Inco combination before Inco has completed its acquisition of 100 percent of Falconbridge.
     Phelps Dodge has received executed commitments from Citigroup Global Markets, Inc. and HSBC Securities (USA), Inc. for up to $22.1 billion principal amount of new credit facilities to finance the transaction.
     Phelps Dodge has also entered into a definitive note purchase agreement with Inco, subject to certain conditions, to purchase up to $3 billion principal amount of Inco’s 8 percent convertible subordinated notes due April 1, 2012. Inco may use the proceeds from the sale of the convertible subordinated notes only to purchase Falconbridge’s common shares or to satisfy related dissenter rights, as needed. The convertible subordinated notes will be funded only in the event the Inco-Falconbridge merger is consummated, and only if Inco has fully drawn on its financing facilities in place at June 25, 2006, and such funds together with reasonably available cash resources are not sufficient to pay for the purchase of Falconbridge shares. The instrument will be redeemable for cash at any time by Inco after the merger with Falconbridge and may be converted at any time beginning six months after issuance by Phelps Dodge at a conversion rate equal to 95 percent of the market value of Inco’s common shares plus accrued interest of the security at the time of conversion. The instrument will bear an 8 percent paid-in-kind coupon.
     As part of the transaction, the Phelps Dodge board of directors also announced a share repurchase program of up to $5 billion, less the amount of any Inco convertible subordinated notes purchased by Phelps Dodge. Phelps Dodge intends to complete its share repurchase program within 12 months after closing of the Inco transaction. This program will supersede any amounts outstanding under the existing $2.0 billion shareholder capital return program.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The financial information as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included below.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Phelps Dodge Corporation:
     We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of June 30, 2006, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2006. This interim financial information is the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, and of shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 24, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
July 25, 2006

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
     Factors that could cause actual results to differ materially include, among other risks: risks and uncertainties relating to general U.S. and international economic and political conditions; the cyclical and volatile price of copper, molybdenum and other commodities; volatility in our financial performance caused by our copper price protection programs; volatility in energy prices, including the price of electricity, diesel fuel and natural gas; pressure on our copper production costs; the cost of environmental and regulatory compliance; the cost of mine closure regulations, including the ability to obtain surety bonds or other financial assurance for reclamation obligations; uncertainty relating to levels of ore reserves and mill and leach stockpiles; the ability to replenish our copper and molybdenum ore reserves; political and economic risks associated with foreign operations; and operational risks, including: unanticipated ground and water conditions and adverse claims to water rights; geological problems; metallurgical and other processing problems; the occurrence of unusual weather or operating conditions and other force majeure events; lower than expected ore grades and recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of appeals of agency decisions or other litigation; uncertainty of exploration and development; delays in transportation; labor disputes; inability to obtain satisfactory insurance coverage; unavailability of materials and equipment; the failure of equipment or processes to operate in accordance with specifications or expectations; unanticipated difficulties consolidating acquired operations and obtaining expected synergies; and the results of financing efforts and financial market conditions. Refer to Item 1A, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Quantitative and Qualitative Disclosures About Market Risk in the Company’s report on Form 10-K for the year ended December 31, 2005, for a further discussion of such risks and uncertainties, our operations, and our critical accounting policies.
     Refer to Note 1, General Information, to our unaudited June 30, 2006, Consolidated Financial Information for a discussion of our consolidation policy.
RESULTS OF OPERATIONS
Consolidated Financial Results
     As discussed in Note 3, Divestitures, to our unaudited June 30, 2006, Consolidated Financial Information, on November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). The transaction was completed on March 16, 2006. As a result of this transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. Note that the results of discontinued operations are not necessarily indicative of the results of Columbian on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results are based on results from continuing operations.
     All per share amounts for the quarter and six months ended June 30, 2005, have been retroactively restated for the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion.)
     All references to earnings or losses per common share are based on diluted earnings or losses per common share.
(Unaudited; $ in millions except per share amounts)

	Second Quarter
	2006	2005
Sales and other operating revenues	$2,992.2	1,966.0
Operating income	$963.3	164.8
Minority interests in consolidated subsidiaries	$(202.1)	(38.3)
Income from continuing operations	$471.4	675.1
Income from discontinued operations	$0.3	7.2
Net income	$471.7	682.3

Basic earnings per common share:*
Income from continuing operations	$2.33	3.49
Income from discontinued operations	—	0.04

Basic earnings per common share	$2.33	3.53

Diluted earnings per common share:*
Income from continuing operations	$2.32	3.34
Income from discontinued operations	—	0.04

Diluted earnings per common share	$2.32	3.38

*	Earnings per common share for the 2005 second quarter have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion.)
     The Company had consolidated net income for the 2006 second quarter of $471.7 million, or $2.32 per common share, including an after-tax charge of $514.6 million, or $2.53 per common share, for mark-to-market accounting adjustments on our 2006 and 2007 copper collars and copper put options. Also included in 2006 second quarter consolidated net income were (i) special, net charges from continuing operations of $9.8 million, or 5 cents per common share, after taxes and (ii) income from discontinued operations of $0.3 million. In the 2005 second quarter, consolidated net income was $682.3 million, or $3.38 per common share, including special, net gains from continuing operations of $225.8 million, or $1.12 per common share, after taxes. Included in 2005 second quarter consolidated net income was income from discontinued operations of $7.2 million, or 4 cents per common share.
     The $203.7 million decrease in income from continuing operations in the 2006 second quarter compared with the 2005 second quarter primarily was due to (i) higher charges for our copper collars and copper put options (approximately $643 million), (ii) the absence of the 2005 gain recognized on the sale of our Southern Peru Copper Corporation (SPCC) investment ($438.4 million), (iii) a higher tax provision ($242.7 million) primarily due to higher international earnings, (iv) the absence of a 2005 change in interest gain associated with the Cerro Verde stock issuance ($159.5 million), (v) higher minority interests in consolidated subsidiaries ($163.8 million) mostly resulting from increased earnings at our South American mining operations and the reduction of our ownership interests in Cerro Verde and Ojos del Salado, (vi) lower molybdenum by-product revenues (approximately $74 million) and (vii) higher copper production costs (approximately $63 million). These were partially offset by the effects of (i) higher average copper prices (approximately $1.1 billion) and other net pricing adjustments (approximately $39 million) primarily for provisionally priced copper contracts at June 30, 2006, and (ii) the absence of the 2005 second quarter asset impairment charges recorded at PDMC ($419.1 million).
(Unaudited; $ in millions except per share amounts)

	Six Months Ended
	June 30,
	2006	2005
Sales and other operating revenues	$5,216.8	3,852.5
Operating income	$1,537.5	700.6
Minority interests in consolidated subsidiaries	$(319.3)	(64.9)
Income from continuing operations	$822.1	1,052.5
Income (loss) from discontinued operations	$(16.6)	16.5
Net income	$805.5	1,069.0

Basic earnings per common share:*
Income from continuing operations	$4.06	5.45
Income (loss) from discontinued operations	(0.08)	0.08

Basic earnings per common share	$3.98	5.53

Diluted earnings per common share:*
Income from continuing operations	$4.04	5.21
Income (loss) from discontinued operations	(0.08)	0.08

Diluted earnings per common share	$3.96	5.29

*	Earnings per common share for the six months ended June 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion.)
     The Company had consolidated net income for the six months ended June 30, 2006, of $805.5 million, or $3.96 per common share, including an after-tax charge of $813.0 million, or $4.00 per common share, for mark-to-market accounting adjustments on our 2006 and 2007 copper collars and copper put options. Also included in consolidated net income for the first six months of 2006 were (i) special, net charges from continuing operations of $25.9 million, or 13 cents per common share, after taxes and (ii) a loss from discontinued operations of $16.6 million, or 8 cents per common share, including special, net charges of $28.8 million, or 14 cents per common share, after taxes. For the six months ended June 30, 2005, consolidated net income was $1,069.0 million, or $5.29 per common share, including special, net gains from continuing operations of $225.9 million, or $1.12 per common share, after taxes. Also included in consolidated net income for the first six months of 2005 was income from discontinued operations of $16.5 million, or 8 cents per common share.
     The $230.4 million decrease in income from continuing operations for the six months ended June 30, 2006, compared with the corresponding 2005 period primarily was due to (i) higher charges for our copper collars and copper put options (approximately $980 million), (ii) the absence of the 2005 gain recognized on the sale of our SPCC investment ($438.4 million), (iii) higher minority interests in consolidated subsidiaries ($254.4 million) mostly resulting from increased earnings at our South American mining operations and the reduction of our ownership interests in Cerro Verde and Ojos del Salado, (iv) a higher tax provision ($252.4 million) primarily due to higher international earnings, (v) the absence of a 2005 change in interest gain associated with the Cerro Verde stock issuance ($159.5 million), (vi) higher copper production costs (approximately $153 million) and (vii) lower molybdenum by-product revenues (approximately $95 million). These were partially offset by the effects of (i) higher average copper prices (approximately $1.6 billion) and other net pricing adjustments (approximately $92 million) primarily for provisionally priced copper contracts at June 30, 2006, and (ii) the absence of the 2005 second quarter asset impairment charges recorded at PDMC ($419.1 million).
Special Items, Net of Taxes (Includes Special Items and Provisions, Net in Operating Income and Other Non-Operating Significant Items Affecting Comparability of Results)
     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items. Special items include those operating and non-operating items that management believes should be separately disclosed to assist in the understanding of the financial performance of the Company and the comparability of its results. Such special items and provisions are primarily unpredictable and atypical of the Company’s operations in a given period. In certain instances, certain transactions such as restructuring costs, asset impairment charges, certain asset disposals, certain legal matters, early debt extinguishment costs or certain tax items are reflected as special items or other non-operating significant items as they are not considered to be representative of the normal course of business. Additionally, environmental provisions and recoveries are included due to their nature and the impact of these amounts on comparison between periods. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdiction, including provision for valuation allowance, if warranted. Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.

Note: Supplemental Data
     The following table summarizes consolidated net income, special items, and the resultant net income excluding these special items, net of taxes for the quarters and six months ended June 30, 2006 and 2005:

(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Net income	$471.7	682.3
Special items, net of taxes	(9.8)	225.8

Net income excluding special items (after taxes)	$481.5	456.5

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Net income	$805.5	1,069.0
Special items, net of taxes	(54.7)	225.9

Net income excluding special items (after taxes)	$860.2	843.1

Note: Supplemental Data
     The following tables summarize the special items for the quarters and six months ended June 30, 2006 and 2005 (refer to Note 4, Special Items and Provisions, Net, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion of special items and provisions, net, included in operating income):
(Unaudited; $ in millions except per share amounts)

				Six Months Ended
	2006 Second Quarter			June 30, 2006
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax
Special items and provisions, net (included in operating income):

PDMC (see Business Segment disclosure)	$(12.3)	(9.4)	(0.05)	(19.9)	(15.2)	(0.07)

PDI (see Business Segment disclosure)	—	—	—	(8.7)	(9.6)	(0.05)

Corporate and Other –
Environmental provisions, net	(0.7)	(0.5)	—	(2.1)	(1.6)	(0.01)
Environmental insurance recoveries, net	0.1	0.1	—	0.1	0.1	—
Sale of non-core real estate	—	—	—	0.5	0.4	—

	(0.6)	(0.4)	—	(1.5)	(1.1)	(0.01)

Special items and provisions, net (included in operating income)	(12.9)	(9.8)	(0.05)	(30.1)	(25.9)	(0.13)

Other non-operating significant items affecting comparability of results:
Discontinued operations (A):
Loss on disposal of Columbian Chemicals	—	—	—	(14.8)	(14.1)	(0.07)
Transaction and employee-related costs	—	—	—	(14.7)	(14.7)	(0.07)

	—	—	—	(29.5)	(28.8)	(0.14)

	$(12.9)	(9.8)	(0.05)	(59.6)	(54.7)	(0.27)

(A)	Loss from discontinued operations of $16.6 million, as reflected in the Consolidated Statement of Income for the six months ended June 30, 2006, included the operating results of Columbian Chemicals of $12.2 million that have not been separately disclosed as special items. Refer to Note 3, Divestitures, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion of special items recorded in discontinued operations for the six months ended June 30, 2006.

(Unaudited; $ in millions except per share amounts)

				Six Months Ended
	2005 Second Quarter			June 30, 2005
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax*	Pre-tax	After-tax	After-tax*
Special items and provisions, net (included in operating income):
PDMC (see Business Segment disclosure)	$(415.0)	(317.8)	(1.57)	(420.9)	(322.3)	(1.60)

PDI (see Business Segment disclosure)	(1.9)	(1.4)	(0.01)	(1.5)	(0.6)	—

Corporate and Other –
Environmental provisions, net	(20.7)	(15.7)	(0.08)	(19.7)	(15.0)	(0.07)
Environmental insurance recoveries, net	0.5	0.4	—	1.1	0.9	—
Historical legal matters	(0.1)	(0.1)	—	4.7	4.4	0.02

	(20.3)	(15.4)	(0.08)	(13.9)	(9.7)	(0.05)

Special items and provisions, net (included in operating income)	(437.2)	(334.6)	(1.66)	(436.3)	(332.6)	(1.65)

Other non-operating significant items affecting comparability of results:
Gain on sale of cost-basis investment	438.4	388.0	1.92	438.4	388.0	1.92

Change in interest gain	159.5	172.9	0.86	159.5	172.9	0.86

Provision for taxes on income (A):
Foreign dividend taxes	—	(0.5)	—	—	(2.4)	(0.01)

	$160.7	225.8	1.12	161.6	225.9	1.12

*	After-tax per common share amounts have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion.)

(A)	Provision for taxes on income of $70.0 million and $196.1 million, as reflected in the Consolidated Statement of Income for the quarter and six months ended June 30, 2005, respectively, included other amounts that have not been separately disclosed as special items, as these amounts are typical and representative of the normal course of the Company’s business in a given period.

     Gain on sale of cost-basis investment. In the 2005 second quarter, a pre-tax gain of $438.4 million ($388.0 million after-tax) was recognized from the sale of our common shares of SPCC. On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC, Cerro Trading Company, Inc. and SPC Investors, LLC, and on June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net purchase price of $40.635 per share (based on a market purchase price of $42.00 per share less underwriting fees).
     Change in interest gain. In the 2005 second quarter, our Cerro Verde copper mine in Peru completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañía de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V. , Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). This stock issuance transaction resulted in a pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect the dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. . The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. will be used as partial financing for an approximate $850 million expansion project to mine a primary sulfide ore body beneath the leachable ore body currently in production.
     Provision for taxes on income. For the six months ended June 30, 2006, tax expense of $2.4 million was recognized for U.S. taxes incurred with respect to dividends received from Cerro Verde in 2005.
Business Divisions
     Results for 2006 and 2005 can be meaningfully compared by separate reference to our business divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korea-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006. As a result of this transaction, the operating results of Columbian, which were previously reported as a segment of PDI, have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment in the PDI division, to Rea Magnet Wire Company, Inc. (Rea). This transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment in the PDI division, to International Wire Group, Inc. (IWG). This transaction was completed on March 31, 2006.
     (Refer to Note 3, Divestitures, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion of these transactions.)
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
     In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment, but rather have included it in PDMC Other. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment information for 2005 has been revised to conform to the 2006 presentation.
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
     The Manufacturing segment consists of conversion facilities, including our smelter, refinery, rod mills and specialty copper products facility. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode, rod and custom copper shapes. In addition, at times it smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     The Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American Mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate. Copper rod historically was sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment. Since the disposition of these businesses, we have continued to sell them copper rod and certain copper alloys.
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
     PDMC Other includes our worldwide mineral exploration and development programs, a process technology center whose primary activities are improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami/Bisbee operations, and eliminations within PDMC.

     Major operating and financial results of PDMC for the quarters and six months ended June 30, 2006 and 2005, are summarized in the following tables:
(Unaudited; $ in millions except per pound amounts)

	Second Quarter
	2006	2005
Sales and other operating revenues to unaffiliated customers	$2,695.5	1,684.4
Operating income	$986.0	204.7
Operating income before special items and provisions, net	$998.3	619.7
Minority interests in consolidated subsidiaries (A)	$(201.7)	(37.5)
Copper production (thousand short tons):
Total copper production	324.2	321.7
Less undivided interest (B)	15.8	15.5

Copper production on a consolidated basis	308.4	306.2
Less minority participants’ shares (A)	53.1	42.5

Copper production on a pro rata basis	255.3	263.7

Copper sales (thousand short tons):
Total copper sales from own mines	327.3	328.0
Less undivided interest (B)	15.8	15.5

Copper sales from own mines on a consolidated basis	311.5	312.5
Less minority participants’ shares (A)	54.7	44.0

Copper sales from own mines on a pro rata basis	256.8	268.5

Purchased copper	109.6	78.6

Total copper sales on a consolidated basis	421.1	391.1

LME average spot copper price per pound – cathodes	$3.271	1.537
COMEX average spot copper price per pound – cathodes	$3.375	1.532

Molybdenum production (million pounds)	17.7	16.7
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	17.8	15.5
Purchased molybdenum	2.1	3.2

Total molybdenum sales	19.9	18.7

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$24.55	35.27
M-1 price per pound	$23.77	34.43
(Unaudited; $ in millions except per pound amounts)

	Six Months Ended
	June 30,
	2006	2005
Sales and other operating revenues to unaffiliated customers	$4,599.0	3,302.5
Operating income	$1,592.6	755.1
Operating income before special items and provisions, net	$1,612.5	1,176.0
Minority interests in consolidated subsidiaries (A)	$(316.8)	(63.1)
Copper production (thousand short tons):
Total copper production	642.5	646.7
Less undivided interest (B)	29.9	29.3

Copper production on a consolidated basis	612.6	617.4
Less minority participants’ shares (A)	106.1	86.0

Copper production on a pro rata basis	506.5	531.4

Copper sales (thousand short tons):
Total copper sales from own mines	645.9	653.0
Less undivided interest (B)	29.9	29.3

Copper sales from own mines on a consolidated basis	616.0	623.7
Less minority participants’ shares (A)	105.2	87.8

Copper sales from own mines on a pro rata basis	510.8	535.9

Purchased copper	206.7	171.2

Total copper sales on a consolidated basis	822.7	794.9

LME average spot copper price per pound – cathodes	$2.756	1.510
COMEX average spot copper price per pound – cathodes	$2.814	1.500

Molybdenum production (million pounds)	34.9	31.4
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	34.7	30.4
Purchased molybdenum	4.3	6.9

Total molybdenum sales	39.0	37.3

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$23.73	33.29
M-1 price per pound	$23.96	32.42

(A)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile, (iii) a 17.5 percent equity interest through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005, in the Cerro Verde copper mining operation in Peru held by SMM Cerro Verde Netherlands B.V. and Compañía de Minas Buenaventura S.A.A., and (iv) a 20 percent equity interest beginning December 23, 2005, in the Ojos del Salado copper mining operation in Chile held by SMMA Candelaria, Inc.

(B)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.
(thousand short tons)

	Second Quarter
	2006	2005
Minority participants’ shares of copper production:
Candelaria	9.4	8.6
Ojos del Salado	1.4	—
Cerro Verde	12.1	7.1
El Abra	30.2	26.8

	53.1	42.5

(thousand short tons)

	Six Months Ended
	June 30,
	2006	2005
Minority participants’ shares of copper production:
Candelaria	19.6	18.9
Ojos del Salado	2.9	—
Cerro Verde	23.7	11.3
El Abra	59.9	55.8

	106.1	86.0

Total PDMC Division – Sales
     PDMC’s sales and other operating revenues to unaffiliated customers increased $1.0 billion, or 60 percent, in the 2006 second quarter compared with the 2005 second quarter. The increase primarily reflected (i) higher average copper prices (approximately $1.5 billion) and other net pricing adjustments (approximately $39 million) primarily for provisionally priced copper contracts at June 30, 2006, (ii) higher copper sales volumes (approximately $171 million), including purchased copper, and (iii) higher primary molybdenum sales volumes (approximately $33 million). These were partially offset by higher charges for our copper collars and copper put options (approximately $643 million) and lower average molybdenum realizations (approximately $126 million).
     PDMC’s sales and other operating revenues to unaffiliated customers increased $1.3 billion, or 39 percent, in the first six months of 2006 compared with the corresponding 2005 period. The increase primarily reflected (i) higher average copper prices (approximately $2.2 billion) and other net pricing adjustments (approximately $92 million) primarily for provisionally priced copper contracts at June 30, 2006, (ii) higher copper sales volumes (approximately $165 million), including purchased copper, and (iii) higher primary molybdenum sales volumes (approximately $45 million). These were partially offset by higher charges for our copper collars and copper put options (approximately $980 million) and lower average molybdenum realizations (approximately $198 million).
     PDMC’s sales and other operating revenues to unaffiliated customers during the quarter and six months ended June 30, 2006, were negatively impacted by our 2006 and 2007 copper collar price protection programs. These programs represent approximately 25 percent of our expected annual copper sales for 2006 and approximately 20 percent for 2007. As these sales do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the entire quantity hedged for both 2006 and 2007 was adjusted to fair market value based on the London Metal Exchange (LME) forward curve price at June 30, 2006, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price. Approximately 75 percent of sales in 2006 and 80 percent in 2007 are not covered by the copper collar price protection programs and, therefore, will participate fully in higher LME and New York Commodity Exchange (COMEX) copper prices.
Total PDMC Division – Operating Income
     PDMC reported operating income of $986.0 million for the 2006 second quarter, including special, net pre-tax charges of $12.3 million, compared with operating income of $204.7 million for the 2005 second quarter, including special, net pre-tax charges of $415.0 million. The increase in operating income of $781.3 million, or 382 percent, primarily included the effects of (i) higher average copper prices (approximately $1.1 billion) and other net pricing adjustments (approximately $39 million) primarily for provisionally priced copper contracts at June 30, 2006, and (ii) lower special, net pre-tax charges ($402.7 million) mostly associated with the absence of the asset impairment charges recognized in the 2005 second quarter. These were partially offset by higher charges for our copper collars and copper put options (approximately $643 million), lower by-product molybdenum revenues (approximately $74 million) and higher copper production costs (approximately $63 million). Higher copper production costs were primarily due to higher mining and milling costs (approximately $61 million) and higher smelting, refining and freight costs (approximately $30 million); partially offset by an increase in work-in-process inventories (approximately $39 million).
     PDMC reported operating income of $1,592.6 million for the first six months of 2006, including special, net pre-tax charges of $19.9 million, compared with operating income of $755.1 million for the corresponding 2005 period, including special, net pre-tax charges of $420.9 million. The increase in operating income of $837.5 million, or 111 percent, primarily included the effects of (i) higher average copper prices (approximately $1.6 billion) and other net pricing adjustments (approximately $92 million) primarily for provisionally priced copper contracts at June 30, 2006, and (ii) lower special, net pre-tax charges ($401.0 million) mostly associated with the absence of the asset impairment charges recognized in the 2005 second quarter. These were partially offset by (i) higher charges for our copper collars and copper put options (approximately $980 million), (ii) higher copper production costs (approximately $153 million) and (iii) lower by-product molybdenum revenues (approximately $95 million). Higher copper production costs were primarily due to (i) higher mining and milling costs (approximately $148 million), higher smelting, refining and freight costs (approximately $46 million) and (iii) higher energy costs (approximately $22 million); partially offset by an increase in work-in-process inventories (approximately $64 million).
     For both 2006 and 2005, higher average copper prices, including premiums, reflected improved copper fundamentals and an improved economic environment.
     The price of copper, our principal product, was a significant factor influencing our results for the second quarters and six months ended June 30, 2006 and 2005. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged $3.375 and $1.532 in the second quarters of 2006 and 2005, respectively, and $2.814 and $1.500 for the first six months of 2006 and 2005, respectively. Internationally, our copper selling prices are generally based on the LME spot price per pound of copper cathode, which averaged $3.271 and $1.537 for the second quarters of 2006 and 2005, respectively, and $2.756 and $1.510 for the first six months of 2006 and 2005, respectively.

     Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2006 annual consolidated production of approximately 2.5 billion to 2.55 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests, of approximately $25 million.
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and natural gas hedging. Nevertheless, we pay more for our energy needs during these times of progressively higher energy prices. Energy accounted for 20.1 cents per pound of our production costs in the 2006 second quarter, compared with 19.2 cents per pound in the 2005 second quarter and 19.6 cents in the 2006 first quarter.
     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME, as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using anticipated pricing based on the commodity exchange forward rate. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At June 30, 2006, approximately 230 million pounds of copper sales were provisionally priced at an average of $3.339 per pound with final quotational periods of July 2006 through November 2006. Candelaria accounted for approximately 62 percent of the outstanding provisionally priced sales at June 30, 2006.
     Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposures in a manner designed to allow it to receive the average LME price for the month of shipment, while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, of the Company’s Form 10-K for the year ended December 31, 2005. At July 20, 2006, we had in place copper swap contracts for approximately 90 percent of Candelaria’s provisionally priced copper sales outstanding at June 30, 2006, at an average of $3.349 per pound. This program is expected to ameliorate the volatility provisionally priced copper sales could have on our revenues.
     Phelps Dodge entered into programs to protect a portion of its expected copper production by purchasing zero-premium copper collars (consisting of put options and call options) and copper put options. The copper collars and copper put options are settled on an average LME pricing basis for their respective hedge periods. The copper collar put options and purchased copper put options are settled monthly for 2006, and annually for 2007; all of the copper collar call options are settled annually. The above-mentioned copper collar price protection programs represent approximately 25 percent of our expected annual copper sales for 2006 and approximately 20 percent for 2007. Approximately 75 percent of sales in 2006 and 80 percent in 2007 are not covered by the copper collar price protection programs and, therefore, will participate fully in higher LME and COMEX copper prices. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2006 and 2007:
(Unaudited)

	2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	564	486
Average LME put strike price (floor) per pound	$0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.632	2.002
Associated pre-tax gains (charges) for the 2006 second quarter (A):
Intrinsic value component (in millions)	$(365)	(354)
Time value component (in millions)	$—	42
Associated pre-tax gains (charges) for the six months ended June 30, 2006 (A):
Intrinsic value component (in millions)	$(617)	(464)
Time value component (in millions)	$13	1

Copper Put Options:
Pounds of copper put options purchased (in millions)	564	730
Average LME put strike price per pound	$0.950	0.950
Premium cost per pound	$0.020	0.023
Associated pre-tax charges for the 2006 second quarter (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	—
Associated pre-tax charges for the six months ended June 30, 2006 (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	(3)

(A)	The 2006 unrealized pre-tax charges resulted from the 2006 LME price average of $3.033 per pound exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options, including amounts recognized in 2005, were approximately $779 million, reflecting primarily intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME price average of $3.041 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005, were approximately $514 million, consisting of approximately $464 million for the intrinsic value component and approximately $33 million for the time value component, with the remainder for put option premiums.
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price. Based on current market prices as of July 25, 2006, we estimate unrealized after-tax charges of approximately $46 million for the 2006 third quarter associated with our 2006 and 2007 copper collars and copper put options.

     During the 2006 first quarter, approximately $187 million was paid to the respective counterparts for the PDMC and El Abra 2005 zero-premium copper collar programs.
Note: Supplemental Data
     The following table summarizes PDMC’s special items and provisions, net, included in operating income for the quarters and six months ended June 30, 2006 and 2005:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Asset impairment charges	$—	(419.1)
Environmental provisions, net	(12.2)	(10.4)
Environmental insurance recoveries, net	(0.1)	(0.5)
Historical legal matters	—	15.0

	$(12.3)	(415.0)

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Asset impairment charges	$—	(419.1)
Environmental provisions, net	(19.6)	(15.7)
Environmental insurance recoveries, net	(0.1)	(1.1)
Historical legal matters	(0.2)	15.0

	$(19.9)	(420.9)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for second quarters 2006 and 2005:

	U.S. Mines
				Chino/
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal
Second Quarter 2006
Copper production (thousand short tons):
Total production	105.5	20.1	19.2	24.9	8.3	178.0
Less undivided interest	15.8	—	—	—	—	15.8

Copper production on a consolidated basis	89.7	20.1	19.2	24.9	8.3	162.2
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	89.7	20.1	19.2	24.9	8.3	162.2

Copper sales (thousand short tons):
Total copper sales from own mines	105.5	20.0	19.1	24.9	8.3	177.8
Less undivided interest	15.8	—	—	—	—	15.8

Copper sales from own mines on a consolidated basis	89.7	20.0	19.1	24.9	8.3	162.0
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	89.7	20.0	19.1	24.9	8.3	162.0

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	89.7	20.0	19.1	24.9	8.3	162.0

($ in millions)
Operating income (loss)	$48.8	39.6	91.6	2.8	(4.1)	178.7
Special items and provisions, net	—	—	(3.8)	(6.2)	—	(10.0)

Operating income (loss) before special items and provisions, net	$48.8	39.6	95.4	9.0	(4.1)	188.7

Second Quarter 2005
Copper production (thousand short tons):
Total production	103.0	27.1	19.9	24.7	10.9	185.6
Less undivided interest	15.5	—	—	—	—	15.5

Copper production on a consolidated basis	87.5	27.1	19.9	24.7	10.9	170.1
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	87.5	27.1	19.9	24.7	10.9	170.1

Copper sales (thousand short tons):
Total copper sales from own mines	103.0	27.2	20.1	24.7	10.9	185.9
Less undivided interest	15.5	—	—	—	—	15.5

Copper sales from own mines on a consolidated basis	87.5	27.2	20.1	24.7	10.9	170.4
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	87.5	27.2	20.1	24.7	10.9	170.4

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	87.5	27.2	20.1	24.7	10.9	170.4

($ in millions)
Operating income (loss)	$114.2	116.5	135.6	(51.0)	(208.3)	107.0
Special items and provisions, net	(0.3)	—	—	(63.9)	(211.5)	(275.7)

Operating income (loss) before special items and provisions, net	$114.5	116.5	135.6	12.9	3.2	382.7

Refer to segment discussion on pages 38 through 43.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 38 and 39 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Second Quarter 2006
Copper production (thousand short tons):
Total production	53.8	26.0	61.6	141.4
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	53.8	26.0	61.6	141.4
Less minority participants’ shares	10.8	12.1	30.2	53.1

Copper production on a pro rata basis	43.0	13.9	31.4	88.3

Copper sales (thousand short tons):
Total copper sales from own mines	53.3	31.1	60.5	144.9
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	53.3	31.1	60.5	144.9
Less minority participants’ shares	10.6	14.4	29.7	54.7

Copper sales from own mines on a pro rata basis	42.7	16.7	30.8	90.2

Total purchased copper	4.4	—	—	4.4

Total copper sales on a consolidated basis	57.7	31.1	60.5	149.3

($ in millions)
Operating income (loss)	$261.7	165.0	331.1	757.8
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$261.7	165.0	331.1	757.8

Second Quarter 2005
Copper production (thousand short tons):
Total production	50.2	26.1	54.8	131.1
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	50.2	26.1	54.8	131.1
Less minority participants’ shares	8.6	7.1	26.8	42.5

Copper production on a pro rata basis	41.6	19.0	28.0	88.6

Copper sales (thousand short tons):
Total copper sales from own mines	55.9	25.8	55.3	137.0
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	55.9	25.8	55.3	137.0
Less minority participants’ shares	9.7	7.2	27.1	44.0

Copper sales from own mines on a pro rata basis	46.2	18.6	28.2	93.0

Total purchased copper	3.2	—	—	3.2

Total copper sales on a consolidated basis	59.1	25.8	55.3	140.2

($ in millions)
Operating income (loss)	$64.6	39.6	63.8	168.0
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$64.6	39.6	63.8	168.0

Refer to segment discussion on pages 38 through 43.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 38 and 39 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Second Quarter 2006
Copper production (thousand short tons):
Total production	—	1.8	—	321.2	3.0	324.2
Less undivided interest	—	—	—	15.8	—	15.8

Copper production on a consolidated basis	—	1.8	—	305.4	3.0	308.4
Less minority participants’ shares	—	—	—	53.1	—	53.1

Copper production on a pro rata basis	—	1.8	—	252.3	3.0	255.3

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.8	—	324.5	2.8	327.3
Less undivided interest	—	—	—	15.8	—	15.8

Copper sales from own mines on a consolidated basis	—	1.8	—	308.7	2.8	311.5
Less minority participants’ shares	—	—	—	54.7	—	54.7

Copper sales from own mines on a pro rata basis	—	1.8	—	254.0	2.8	256.8

Total purchased copper	—	105.2	—	109.6	—	109.6

Total copper sales on a consolidated basis	—	107.0	—	418.3	2.8	421.1

Molybdenum production (thousand pounds):
Primary – Henderson	9,784	—	—	9,784	—	9,784
By-product:
Bagdad	2,711	—	—	2,711	—	2,711
Sierrita	4,850	—	—	4,850	—	4,850
Chino	345	—	—	345	—	345

Total molybdenum production	17,690	—	—	17,690	—	17,690

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	17,755	—	—	17,755	—	17,755
Purchased molybdenum	2,131	—	—	2,131	—	2,131

Total molybdenum sales	19,886	—	—	19,886	—	19,886

($ in millions)
Operating income (loss)	$112.8	0.2	6.1	1,055.6	(69.6)	986.0
Special items and provisions, net	—	(1.1)	—	(11.1)	(1.2)	(12.3)

Operating income (loss) before special items and provisions, net	$112.8	1.3	6.1	1,066.7	(68.4)	998.3

Second Quarter 2005
Copper production (thousand short tons):
Total production	—	0.9	—	317.6	4.1	321.7
Less undivided interest	—	—	—	15.5	—	15.5

Copper production on a consolidated basis	—	0.9	—	302.1	4.1	306.2
Less minority participants’ shares	—	—	—	42.5	—	42.5

Copper production on a pro rata basis	—	0.9	—	259.6	4.1	263.7

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.9	—	323.8	4.2	328.0
Less undivided interest	—	—	—	15.5	—	15.5

Copper sales from own mines on a consolidated basis	—	0.9	—	308.3	4.2	312.5
Less minority participants’ shares	—	—	—	44.0	—	44.0

Copper sales from own mines on a pro rata basis	—	0.9	—	264.3	4.2	268.5

Total purchased copper	—	75.2	0.2	78.6	—	78.6

Total copper sales on a consolidated basis	—	76.1	0.2	386.9	4.2	391.1

Molybdenum production (thousand pounds):
Primary – Henderson	9,040	—	—	9,040	—	9,040
By-product:
Bagdad	3,162	—	—	3,162	—	3,162
Sierrita	4,162	—	—	4,162	—	4,162
Chino	300	—	—	300	—	300

Total molybdenum production	16,664	—	—	16,664	—	16,664

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	15,497	—	—	15,497	—	15,497
Purchased molybdenum	3,169	—	—	3,169	—	3,169

Total molybdenum sales	18,666	—	—	18,666	—	18,666

($ in millions)
Operating income (loss)	$98.9	(141.9)	3.3	235.3	(30.6)	204.7
Special items and provisions, net	—	(148.7)	—	(424.4)	9.4	(415.0)

Operating income (loss) before special items and provisions, net	$98.9	6.8	3.3	659.7	(40.0)	619.7

Refer to segment discussion on pages 38 through 43.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 38 and 39 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the six months ended June 30, 2006 and 2005:

	U.S. Mines
	Morenci	Bagdad	Sierrita	Chino/ Cobre	Tyrone	Subtotal
Six months ended June 30, 2006
Copper production (thousand short tons):
Total production	199.4	39.1	40.9	51.7	16.2	347.3
Less undivided interest	29.9	—	—	—	—	29.9

Copper production on a consolidated basis	169.5	39.1	40.9	51.7	16.2	317.4
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	169.5	39.1	40.9	51.7	16.2	317.4

Copper sales (thousand short tons):
Total copper sales from own mines	199.4	41.7	43.3	51.7	16.2	352.3
Less undivided interest	29.9	—	—	—	—	29.9

Copper sales from own mines on a consolidated basis	169.5	41.7	43.3	51.7	16.2	322.4
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	169.5	41.7	43.3	51.7	16.2	322.4

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	169.5	41.7	43.3	51.7	16.2	322.4

($ in millions)
Operating income (loss)	$85.2	75.7	192.0	(5.4)	(11.9)	335.6
Special items and provisions, net	—	2.2	(5.1)	(10.1)	—	(13.0)

Operating income (loss) before special items and provisions, net	$85.2	73.5	197.1	4.7	(11.9)	348.6

Six months ended June 30, 2005
Copper production (thousand short tons):
Total production	195.1	55.0	41.4	53.4	21.3	366.2
Less undivided interest	29.3	—	—	—	—	29.3

Copper production on a consolidated basis	165.8	55.0	41.4	53.4	21.3	336.9
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	165.8	55.0	41.4	53.4	21.3	336.9

Copper sales (thousand short tons):
Total copper sales from own mines	195.1	56.3	42.7	53.4	21.3	368.8
Less undivided interest	29.3	—	—	—	—	29.3

Copper sales from own mines on a consolidated basis	165.8	56.3	42.7	53.4	21.3	339.5
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	165.8	56.3	42.7	53.4	21.3	339.5

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	165.8	56.3	42.7	53.4	21.3	339.5

($ in millions)
Operating income (loss)	$200.1	200.9	270.1	(33.9)	(211.2)	426.0
Special items and provisions, net	(0.6)	—	—	(64.5)	(215.7)	(280.8)

Operating income (loss) before special items and provisions, net	$200.7	200.9	270.1	30.6	4.5	706.8

Refer to segment discussion on pages 38 through 43.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 38 and 39 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/ Ojos
	del Salado	Cerro Verde	El Abra	Subtotal
Six months ended June 30, 2006
Copper production (thousand short tons):
Total production	112.3	51.1	122.2	285.6
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	112.3	51.1	122.2	285.6
Less minority participants’ shares	22.5	23.7	59.9	106.1

Copper production on a pro rata basis	89.8	27.4	62.3	179.5

Copper sales (thousand short tons):
Total copper sales from own mines	110.1	50.3	122.2	282.6
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	110.1	50.3	122.2	282.6
Less minority participants’ shares	22.0	23.3	59.9	105.2

Copper sales from own mines on a pro rata basis	88.1	27.0	62.3	177.4

Total purchased copper	4.4	—	—	4.4

Total copper sales on a consolidated basis	114.5	50.3	122.2	287.0

($ in millions)
Operating income (loss)	$406.7	234.9	509.9	1,151.5
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$406.7	234.9	509.9	1,151.5

Six months ended June 30, 2005
Copper production (thousand short tons):
Total production	107.5	50.0	113.9	271.4
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	107.5	50.0	113.9	271.4
Less minority participants’ shares	18.9	11.3	55.8	86.0

Copper production on a pro rata basis	88.6	38.7	58.1	185.4

Copper sales (thousand short tons):
Total copper sales from own mines	108.7	48.1	117.5	274.3
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	108.7	48.1	117.5	274.3
Less minority participants’ shares	19.1	11.1	57.6	87.8

Copper sales from own mines on a pro rata basis	89.6	37.0	59.9	186.5

Total purchased copper	6.4	—	—	6.4

Total copper sales on a consolidated basis	115.1	48.1	117.5	280.7

($ in millions)
Operating income (loss)	$140.0	75.6	108.3	323.9
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$140.0	75.6	108.3	323.9

Refer to segment discussion on pages 38 through 43.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 38 and 39 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Six months ended June 30, 2006
Copper production (thousand short tons):
Total production	—	3.2	—	636.1	6.4	642.5
Less undivided interest	—	—	—	29.9	—	29.9

Copper production on a consolidated basis	—	3.2	—	606.2	6.4	612.6
Less minority participants’ shares	—	—	—	106.1	—	106.1

Copper production on a pro rata basis	—	3.2	—	500.1	6.4	506.5

Copper sales (thousand short tons):
Total copper sales from own mines	—	3.2	—	638.1	7.8	645.9
Less undivided interest	—	—	—	29.9	—	29.9

Copper sales from own mines on a consolidated basis	—	3.2	—	608.2	7.8	616.0
Less minority participants’ shares	—	—	—	105.2	—	105.2

Copper sales from own mines on a pro rata basis	—	3.2	—	503.0	7.8	510.8

Total purchased copper	—	201.7	0.6	206.7	—	206.7

Total copper sales on a consolidated basis	—	204.9	0.6	814.9	7.8	822.7

Molybdenum production (thousand pounds):
Primary – Henderson	19,139	—	—	19,139	—	19,139
By-product:
Bagdad	5,218	—	—	5,218	—	5,218
Sierrita	9,973	—	—	9,973	—	9,973
Chino	536	—	—	536	—	536

Total molybdenum production	34,866	—	—	34,866	—	34,866

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	34,658	—	—	34,658	—	34,658
Purchased molybdenum	4,326	—	—	4,326	—	4,326

Total molybdenum sales	38,984	—	—	38,984	—	38,984

($ in millions)
Operating income (loss)	$218.6	5.8	7.9	1,719.4	(126.8)	1,592.6
Special items and provisions, net	(0.1)	(1.2)	—	(14.3)	(5.6)	(19.9)

Operating income (loss) before special items and provisions, net	$218.7	7.0	7.9	1,733.7	(121.2)	1,612.5

Six months ended June 30, 2005
Copper production (thousand short tons):
Total production	—	1.8	—	639.4	7.3	646.7
Less undivided interest	—	—	—	29.3	—	29.3

Copper production on a consolidated basis	—	1.8	—	610.1	7.3	617.4
Less minority participants’ shares	—	—	—	86.0	—	86.0

Copper production on a pro rata basis	—	1.8	—	524.1	7.3	531.4

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.8	—	644.9	8.1	653.0
Less undivided interest	—	—	—	29.3	—	29.3

Copper sales from own mines on a consolidated basis	—	1.8	—	615.6	8.1	623.7
Less minority participants’ shares	—	—	—	87.8	—	87.8

Copper sales from own mines on a pro rata basis	—	1.8	—	527.8	8.1	535.9

Total purchased copper	—	157.6	7.2	171.2	—	171.2

Total copper sales on a consolidated basis	—	159.4	7.2	786.8	8.1	794.9

Molybdenum production (thousand pounds):
Primary – Henderson	16,893	—	—	16,893	—	16,893
By-product:
Bagdad	5,519	—	—	5,519	—	5,519
Sierrita	8,634	—	—	8,634	—	8,634
Chino	333	—	—	333	—	333

Total molybdenum production	31,379	—	—	31,379	—	31,379

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	30,430	—	—	30,430	—	30,430
Purchased molybdenum	6,831	—	—	6,831	—	6,831

Total molybdenum sales	37,261	—	—	37,261	—	37,261

($ in millions)
Operating income (loss)	$185.5	(137.7)	(0.5)	797.2	(42.1)	755.1
Special items and provisions, net	—	(148.7)	—	(429.5)	8.6	(420.9)

Operating income (loss) before special items and provisions, net	$185.5	11.0	(0.5)	1,226.7	(50.7)	1,176.0

Refer to segment discussion on pages 38 through 43.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 38 and 39 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum
     PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers based on realized copper prices, which includes the impact of net copper pricing adjustments mostly associated with our 2006 and 2007 copper collars and copper put options. Therefore, the following discussion and analysis combines U.S. Mining Operations with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American Mines to third parties. The South American Mines sold approximately 46 percent and 49 percent of their copper to the Sales segment in the second quarters of 2006 and 2005, respectively, and 42 percent and 47 percent for the first six months of 2006 and 2005, respectively. Intersegment sales by the South American Mines are based upon arm’s-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
U.S. Mining Operations (A)(C):
Unaffiliated customers	$1,706.7	952.8
Intersegment elimination	(481.9)	(200.5)

	1,224.8	752.3

South American Mines (B)(C):
Unaffiliated customers	555.5	205.5
Intersegment	481.9	200.5

	1,037.4	406.0

Primary Molybdenum:
Unaffiliated customers	433.3	526.1
Intersegment	—	—

	433.3	526.1

Total PDMC:
Unaffiliated customers	$2,695.5	1,684.4

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
U.S. Mining Operations (A)(C):
Unaffiliated customers	$2,766.7	1,883.5
Intersegment elimination	(704.7)	(364.7)

	2,062.0	1,518.8

South American Mines (B)(C):
Unaffiliated customers	978.7	416.1
Intersegment	704.7	364.7

	1,683.4	780.8

Primary Molybdenum:
Unaffiliated customers	853.6	1,002.9
Intersegment	—	—

	853.6	1,002.9

Total PDMC:
Unaffiliated customers	$4,599.0	3,302.5

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

(C)	For the quarter and six months ended June 30, 2006, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $677.2 million and $1,069.8 million, respectively, associated with our copper collar and copper put options. For the quarter and six months ended June 30, 2005, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $18.3 million and $31.9 million, respectively, and South American Mines were negatively impacted by $16.1 million and $57.5 million, respectively, associated with our copper collar and copper put options.
     The following table summarizes, on a segment basis, the impact of net copper pricing adjustments associated with our copper collars and copper put options for the quarters and six months ended June 30, 2006 and 2005:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
U.S. Mining Operations:
Morenci	$(365.9)	(9.2)
Bagdad	(85.0)	(2.9)
Sierrita	(77.6)	(2.0)
Chino	(96.6)	(2.5)
Tyrone	(34.3)	(1.2)
Manufacturing	(3.9)	(0.1)
Other	(13.9)	(0.4)

	(677.2)	(18.3)

South American Mines:
El Abra	—	(16.1)

	$(677.2)	(34.4)

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
U.S. Mining Operations:
Morenci	$(556.1)	(15.3)
Bagdad	(136.8)	(5.2)
Sierrita	(135.3)	(3.8)
Chino	(157.6)	(4.7)
Tyrone	(53.1)	(2.0)
Manufacturing	(5.4)	(0.2)
Other	(25.5)	(0.7)

	(1,069.8)	(31.9)

South American Mines:
El Abra	—	(57.5)

	$(1,069.8)	(89.4)

U.S. Mining Operations – Sales
     Sales and other operating revenues by U.S. Mining Operations increased $472.5 million, or 63 percent, in the 2006 second quarter compared with the 2005 second quarter primarily due to higher realized copper prices (approximately $298 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher copper sales volumes, including purchased copper (approximately $144 million).
     Sales and other operating revenues by U.S. Mining Operations increased $543.2 million, or 36 percent, for the first six months of 2006 compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $353 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher copper sales volumes, including purchased copper (approximately $147 million).
South American Mines Segment – Sales
     Sales and other operating revenues by South American Mines increased $631.4 million, or 156 percent, in the 2006 second quarter compared with the 2005 second quarter primarily due to higher realized copper prices (approximately $626 million).
     Sales and other operating revenues by South American Mines increased $902.6 million, or 116 percent, for the first six months of 2006 compared with the corresponding 2005 period, primarily due to higher realized copper prices (approximately $920 million).
Primary Molybdenum Segment – Sales
     Sales and other operating revenues by Primary Molybdenum decreased $92.8 million, or 18 percent, in the 2006 second quarter compared with the 2005 second quarter primarily due to lower average molybdenum realizations (approximately $126 million) that were partially offset by higher primary molybdenum sales volumes (approximately $33 million).
     Sales and other operating revenues by Primary Molybdenum decreased $149.3 million, or 15 percent, for the first six months of 2006 compared with the corresponding 2005 period primarily due to lower average molybdenum realizations (approximately $198 million) that were partially offset by higher primary molybdenum sales volumes (approximately $45 million).
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
Note: Supplemental Data
     The following table summarizes PDMC’s operating income, special pre-tax items and provisions, and the resultant operating income excluding these special items and provisions for quarters and six months ended June 30, 2006 and 2005:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Segment operating income (loss):
U.S. Mining Operations (A)(C)	$115.4	(62.2)
South American Mines (B)(C)	757.8	168.0
Primary Molybdenum	112.8	98.9

	$986.0	204.7

Special, pre-tax items and provisions:
U.S. Mining Operations (A)	$(12.3)	(415.0)
South American Mines (B)	—	—
Primary Molybdenum	—	—

	$(12.3)	(415.0)

Segment operating income excluding special items and provisions:
U.S. Mining Operations (A)(C)	$127.7	352.8
South American Mines (B)(C)	757.8	168.0
Primary Molybdenum	112.8	98.9

	$998.3	619.7

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Segment operating income:
U.S. Mining Operations (A)(C)	$222.5	245.7
South American Mines (B)(C)	1,151.5	323.9
Primary Molybdenum	218.6	185.5

	$1,592.6	755.1

Special, pre-tax items and provisions:
U.S. Mining Operations (A)	$(19.8)	(420.9)
South American Mines (B)	—	—
Primary Molybdenum	(0.1)	—

	$(19.9)	(420.9)

Segment operating income excluding special items and provisions:
U.S. Mining Operations (A)(C)	$242.3	666.6
South American Mines (B)(C)	1,151.5	323.9
Primary Molybdenum	218.7	185.5

	$1,612.5	1,176.0

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

(C)	For the quarter and six months ended June 30, 2006, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $677.2 million and $1,069.8 million, respectively, associated with our copper collar and copper put options. For the quarter and six months ended June 30, 2005, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $18.3 million and $31.9 million, respectively, and South American Mines were negatively impacted by $16.1 million and $57.5 million, respectively, associated with our copper collar and copper put options.
Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.

U.S. Mining Operations – Operating Income
     U.S. Mining Operations reported operating income of $115.4 million, including special, net pre-tax charges of $12.3 million for the 2006 second quarter, compared with an operating loss of $62.2 million, including special, net pre-tax charges of $415.0 million for the 2005 second quarter.
     U.S. Mining Operations reported operating income of $222.5 million, including special, net pre-tax charges of $19.8 million for the first six months of 2006, compared with operating income of $245.7 million, including special, net pre-tax charges of $420.9 million for the corresponding 2005 period. (Refer to the separate discussion of PDMC’s U.S. Mining Operations below for further discussion.)
Morenci Segment – Operating Income
     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine and to restart its concentrator, which has been idle since 2001. The concentrate-leach facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. We have also made plans to accelerate the restart of the Morenci concentrator, which is expected to allow us to produce approximately 32,000 tons of concentrate in 2006. We plan to treat this concentrate at our smelter located in Miami, Arizona, until the completion of the concentrate-leach, direct-electrowinning facility. To date, approximately $58 million has been spent for the concentrate-leach, direct-electrowinning facility and restart of the concentrator. Of this amount, approximately $42 million was spent during the six months ended June 30, 2006.
     Operating income of $48.8 million for the 2006 second quarter decreased $65.4 million compared with the 2005 second quarter primarily due to lower realized copper prices (approximately $60 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher cost of copper production (approximately $13 million); partially offset by higher copper sales volumes (approximately $6 million). Higher cost of copper production primarily was due to higher operating and repair costs (approximately $36 million) mostly due to higher supply and diesel fuel costs, the restart of milling operations and increased mining rates; partially offset by an increase in work-in-process inventories (approximately $28 million).
     Operating income of $85.2 million for the first six months of 2006 decreased $114.9 million compared with the corresponding 2005 period, primarily due to lower realized copper prices (approximately $116 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher cost of copper production (approximately $16 million); partially offset by higher copper sales volumes (approximately $11 million). Higher cost of copper production primarily was due to higher operating and repair costs (approximately $59 million) mostly due to higher supply and diesel fuel costs, the restart of milling operations and increased mining rates; partially offset by an increase in work-in-process inventories (approximately $50 million).
Bagdad Segment – Operating Income
     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
     Operating income of $39.6 million for the 2006 second quarter decreased $76.9 million compared with the 2005 second quarter primarily due to (i) lower by-product molybdenum revenues (approximately $44 million) resulting from lower average prices and volumes, (ii) lower realized copper prices (approximately $13 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and (iii) lower copper sales volumes (approximately $21 million).
     Operating income of $75.7 million for the first six months of 2006 decreased $125.2 million compared with the corresponding 2005 period, primarily due to (i) lower by-product molybdenum revenues (approximately $56 million) resulting from lower average prices and volumes, (ii) lower copper sales volumes (approximately $45 million) and (iii) lower realized copper prices (approximately $28 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
Sierrita Segment – Operating Income
     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper and molybdenum concentrates, electrowon copper cathodes and copper sulfate. For the quarter and six months ended June 30, 2006, Sierrita’s production of copper sulfate totaled 2.3 million pounds and 4.7 million pounds, respectively. Copper sulfate’s copper content is approximately 25 percent of an electrowon copper cathode. Therefore, the production of copper sulfate for the six months ended June 30, 2006, resulted in a reduction of Sierrita’s electrowon copper cathode production by 1.2 million pounds.
     Operating income of $91.6 million for the 2006 second quarter decreased $44.0 million compared with the 2005 second quarter primarily due to (i) lower by-product molybdenum revenues (approximately $28 million) resulting from lower average molybdenum prices, (ii) higher cost of copper production (approximately $6 million) mostly due to an increase in operating supplies resulting from higher prices for reagents, diesel fuel and explosives, (iii) lower realized copper prices (approximately $3 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and (iv) lower copper sales volumes (approximately $3 million).
     Operating income of $192.0 million for the first six months of 2006 decreased $78.1 million compared with the corresponding 2005 period, primarily due to (i) lower by-product molybdenum revenues (approximately $41 million) resulting from lower average molybdenum prices, (ii) lower realized copper prices (approximately $20 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and (iii) higher cost of copper production (approximately $13 million)

mostly associated with higher prices for reagents, diesel fuel and explosives.
Chino/Cobre Segment – Operating Income (Loss)
     Our wholly owned Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper and molybdenum concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine. Cobre resumed limited mining activities in 2004, including rehabilitation of haul roads, drilling and blasting to establish new access to mining areas, and cleaning of pit benches.
     Operating income of $2.8 million for the 2006 second quarter increased $53.8 million compared with the 2005 second quarter primarily due to lower special, net pre-tax charges ($57.7 million) mostly associated with the absence of asset impairment charges recognized at Cobre in the 2005 second quarter; partially offset by lower realized copper prices (approximately $6 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
     An operating loss of $5.4 million for the first six months of 2006 decreased $28.5 million compared with the corresponding 2005 period, primarily due to lower special, net pre-tax charges ($54.4 million) mostly associated with the absence of asset impairment charges recognized at Cobre in the 2005 second quarter; partially offset by lower realized copper prices (approximately $23 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
Tyrone Segment – Operating Loss
     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
     An operating loss of $4.1 million for the 2006 second quarter decreased by $204.2 million compared with the 2005 second quarter primarily due to (i) lower special, net pre-tax charges ($211.5 million) mostly associated with the absence of asset impairment charges recognized in the 2005 second quarter and (ii) lower mining costs (approximately $6 million) resulting from a decrease in tons mined; partially offset by lower copper sales volumes (approximately $8 million) and lower realized copper prices (approximately $6 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
     An operating loss of $11.9 million for the first six months of 2006 decreased by $199.3 million compared with the corresponding 2005 period, primarily due to (i) lower special, net pre-tax charges ($215.7 million) mostly associated with the absence of asset impairment charges recognized in the 2005 second quarter and (ii) lower mining costs (approximately $10 million) resulting from a decrease in tons mined; partially offset by lower copper sales volumes (approximately $15 million) and lower realized copper prices (approximately $11 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
Manufacturing Segment – Operating Income (Loss)
     The Manufacturing segment consists of conversion facilities, including our smelter, refinery, rod mills and specialty copper products facility. This segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode, rod and custom copper shapes. In addition, at times it smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     Operating income of $0.2 million for the 2006 second quarter increased by $142.1 million compared with the 2005 second quarter primarily due to lower special, net pre-tax charges ($147.6 million) mostly associated with the absence of asset impairment charges recognized at the Chino smelter and Miami refinery in the 2005 second quarter.
     Operating income of $5.8 million for the first six months of 2006 increased by $143.5 million compared with the corresponding 2005 period, primarily due to lower special, net pre-tax charges ($147.5 million) mostly associated with the absence of asset impairment charges recognized at the Chino smelter and Miami refinery in the 2005 second quarter.
Sales Segment – Operating Income (Loss)
     The Sales segment functions as an agent to sell copper from our U.S. mines and Manufacturing segment. The Sales segment also purchases and sells any copper not sold by the South American Mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate. Copper rod historically was sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment. Since the disposition of these businesses, we have continued to sell them copper rod and certain copper alloys.
     Operating income of $6.1 million for the 2006 second quarter increased by $2.8 million compared with the 2005 second quarter primarily due to higher treatment, refining and other charges (approximately $7 million) associated with the resale of South American concentrate; partially offset by the allocation of premiums paid related to our copper price protection program to the respective sites (approximately $4 million).
     Operating income of $7.9 million for the first six months of 2006 increased by $8.4 million compared with the corresponding 2005 period, primarily due to higher treatment, refining and other charges (approximately $7 million) associated with the resale of South American concentrate.
PDMC Other – Operating Loss
     PDMC Other includes our worldwide mineral exploration and development programs, a process technology center whose primary activities are improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami/Bisbee operations, and eliminations within PDMC.
     An operating loss of $69.6 million for the 2006 second quarter was unfavorable by $39.0 million compared with the 2005 second quarter primarily due to (i) higher exploration spending (approximately $13 million) primarily in central Africa and at our U.S. mines, (ii) higher special, net pre-tax charges ($10.6 million) mostly associated with the absence of net settlements on historical legal matters recognized in the 2005 second quarter and (iii) higher employee and variable incentive compensation expense (approximately $7 million).

     An operating loss of $126.8 million for the first six months of 2006 was unfavorable by $84.7 million compared with the corresponding 2005 period, primarily due to (i) higher exploration spending (approximately $27 million) primarily in central Africa and at our U.S. mines, (ii) higher special, net pre-tax charges ($14.2 million) mostly associated with the absence of net settlements on historical legal matters recognized in the 2005 second quarter, (iii) higher employee and variable incentive compensation expense (approximately $12 million) and (iv) the absence of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million).
South American Mines – Operating Income
     South American Mines reported operating income in the 2006 second quarter of $757.8 million, compared with operating income of $168.0 million in the 2005 second quarter.
     South American Mines reported operating income of $1,151.5 million for the first six months of 2006, compared with operating income of $323.9 million for the corresponding 2005 period. (Refer to the separate discussion of PDMC’s South American Mines below for further discussion.)
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
     Operating income of $261.7 million for the 2006 second quarter increased $197.1 million compared with the 2005 second quarter primarily due to higher realized copper prices (approximately $228 million); partially offset by higher cost of copper production (approximately $29 million). Higher cost of copper production primarily was due to higher smelting, refining and freight costs (approximately $33 million) and higher mining and milling costs (approximately $18 million) mostly associated with higher repair, labor and supply costs; partially offset by (i) higher precious metals revenue (approximately $11 million) due to higher volumes and prices, (ii) an increase in work-in-process inventories (approximately $7 million) and (iii) the reclassification of the mining royalty taxes to provision for taxes on income (approximately $5 million) associated with the recently enacted Chilean mining tax law (refer to Other Items that May Affect Liquidity on pages 51 through 53 for further discussion).
     Operating income of $406.7 million for the first six months of 2006 increased $266.7 million compared with the corresponding 2005 period, primarily due to higher realized copper prices (approximately $335 million); partially offset by higher cost of copper production (approximately $75 million). Higher cost of copper production primarily was due to higher smelting and refining costs (approximately $48 million) and higher mining and milling costs (approximately $43 million) mostly associated with higher repair, labor and supply costs; partially offset by higher precious metals revenue (approximately $13 million) due to higher volumes and prices.
Cerro Verde Segment – Operating Income
     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes. On June 1, 2005, Cerro Verde completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Buenaventura, a publicly traded Peruvian mining concern, increased its ownership position in Cerro Verde to 18.2 percent. The remaining minority shareholders own 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.6 percent from 82.5 percent. Phelps Dodge continues to maintain a majority interest in Cerro Verde, which we fully consolidate (and report minority interests).
     On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the $850 million expansion of the Cerro Verde mine. At June 30, 2006, $20.0 million was borrowed and outstanding under these facilities. Additionally, on April 27, 2006, a first series of Peruvian bonds were issued totaling $90.0 million, with the proceeds to be used to fund the expansion. In addition to the debt-financing facilities and proceeds from the April 27, 2006, bond issuance, the $442.8 million invested by SMM Cerro Verde Netherlands B.V., Buenaventura and other minority shareholders to establish or increase their ownership interests in Cerro Verde is a major source of funds for the expansion. To date, approximately $637 million has been spent on the Cerro Verde expansion, with approximately $328 million of this amount spent during the first six months of 2006.
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
     Operating income of $165.0 million for the 2006 second quarter increased $125.4 million compared with the 2005 second quarter primarily due to higher realized copper prices (approximately $109 million), higher copper sales volumes (approximately $9 million) and lower cost of copper production (approximately $8 million). Lower cost of copper production primarily was due to lower mining and cathode costs (approximately $6 million) and an increase in heap-leach and work-in-process inventories (approximately $2 million).
     Operating income of $234.9 million for the first six months of 2006 increased $159.3 million compared with the corresponding 2005 period, primarily due to higher realized copper prices (approximately $145 million) and lower cost of copper production (approximately $11 million). Lower cost of copper production primarily was due to an increase in heap-leach and work-in-process inventories (approximately $8 million) and lower mining and cathode costs (approximately $6 million).
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
     Operating income of $331.1 million for the 2006 second quarter increased $267.3 million compared with the 2005 second quarter primarily due to higher realized copper prices (approximately $263 million).
     Operating income of $509.9 million for the first six months of 2006 increased $401.6 million compared with the corresponding 2005 period, primarily due to higher realized copper prices (approximately $414 million).
Primary Molybdenum – Operating Income
     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.
     In the 2006 second quarter, Primary Molybdenum’s Henderson operation reached a production rate of 40 million pounds per year. To date, approximately $17 million has been spent to add the increased capacity, of which approximately $12 million was spent during the first six months of 2006. We expect additional spending to complete the project will result in total costs in the range of approximately $20 million to $24 million.
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
     Our expected 2006 annual molybdenum production is approximately 70 million pounds (approximately 37 million pounds from our primary mine and 33 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $49 million.
     Operating income of $112.8 million for the 2006 second quarter increased $13.9 million compared with the 2005 second quarter primarily due to lower cost of molybdenum purchased from third parties, as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $132 million) and higher average molybdenum sales volumes (approximately $33 million); partially offset by lower average molybdenum realizations (approximately $126 million) and higher production costs (approximately $26 million). Higher production costs primarily were associated with increased volumes and included higher cost of material drawn from inventory (approximately $16 million), higher operating costs at Henderson (approximately $4 million) mostly due to higher labor, taxes and supplies, and higher conversion costs (approximately $4 million).
     Operating income of $218.6 million for the first six months of 2006 increased $33.1 million compared with the corresponding 2005 period, primarily due to lower cost of molybdenum purchased from third parties, as well as by-product molybdenum purchased from certain of our U.S. copper operations (approximately $216 million) and higher average molybdenum sales volumes (approximately $45 million); partially offset by lower average molybdenum realizations (approximately $198 million) and higher production costs (approximately $32 million). Higher production costs primarily were associated with increased volumes and included higher cost of material drawn from inventory (approximately $13 million), higher conversion costs (approximately $6 million) and higher operating costs at Henderson (approximately $11 million).
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
PDMC – Other Matters
     As of April 4, 2006, the Luna Energy Facility (Luna) became operational. In late 2004, the Company purchased a one-third interest in the partially constructed power plant. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, partnered with the Company in the purchase of Luna; each owning a one-third interest and each responsible for a third of the costs and expenses. PNM will function as the managing partner of the plant. One third of the plant’s capacity (approximately 190 megawatts) will be made available to satisfy the energy demands of PDMC’s New Mexico and Arizona operations. Any energy from excess plant capacity may be sold on the wholesale market. Our interest in this efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
     On September 16, 2005, the federal Bureau of Land Management completed a land exchange with the Company. This action allowed us to advance in the development of the copper mining operation approximately eight miles north of Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies.
     On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford, Arizona, with final approval contingent upon receiving certain state permits needed for the mine. For several months, the Company has conducted allowable site preparation activity for the new copper mine. On July 10, 2006, the Company received an air quality permit from the Air Quality Division of the Arizona Department of Environmental Quality needed to initiate formal construction. The Company has now received all requisite permits and will begin construction in early August 2006. The Safford mine will require a capital investment of approximately $550 million. We anticipate that the Safford mine will be in production during the second half of 2008, with full copper production initially expected to be approximately 240 million pounds per year. Life of the operation is expected to be at least 18 years.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, which removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. Eliminating this requirement is expected to reduce our New Mexico financial assurance up to approximately $27 million (NPV basis).
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
     Refer to Note 7, Contingencies, to our unaudited June 30, 2006, Consolidated Financial Information for additional information on significant New Mexico closure and reclamation programs.
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
     In accordance with the new regulation, Cerro Verde is required to submit a closure plan before August 15, 2006. Cerro Verde is in the process of finalizing its revised site-wide closure cost estimate for both its existing operations and the sulfide expansion project to comply with the regulation, and is also in the process of determining its financial assurance obligations associated with the new regulation, which will not be required to be submitted to the Peruvian Ministry of Energy and Mines until early 2008. Based on its review of the regulation’s technical requirements, the revised site-wide cost estimate is not expected to exceed approximately $80 million (undiscounted and unescalated). At June 30, 2006, the revised cost estimate did not have a material impact on our current ARO estimates, which are recorded on an NPV basis. Additionally, we expect to update Cerro Verde’s ARO estimates in the 2006 third quarter, once the updated closure plan has been submitted to the Peruvian Ministry of Energy and Mines.
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
     Refer to Note 7, Contingencies, to our unaudited June 30, 2006, Consolidated Financial Information, for additional information on significant changes in international closure and reclamation programs.
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
     In the 2006 first quarter, Phelps Dodge completed the sales of Columbian Chemicals, the North American magnet wire assets and HPC. (Refer to Note 3, Divestitures, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion of these transactions.)

     Major financial results of PDI for the quarters and six months ended June 30, 2006 and 2005, are summarized in the following tables:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Sales and other operating revenues to unaffiliated customers	$296.7	281.6
Operating income	$16.8	5.3
Special items and provisions, net	$—	(1.9)
Operating income before special items and provisions, net	$16.8	7.2
Minority interests in consolidated subsidiaries	$(0.4)	(0.8)
(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Sales and other operating revenues to unaffiliated customers	$617.8	550.0
Operating income	$22.1	17.3
Special items and provisions, net	$(8.7)	(1.5)
Operating income before special items and provisions, net	$30.8	18.8
Minority interests in consolidated subsidiaries	$(2.5)	(1.8)
Wire and Cable – Sales
     Wire and Cable reported sales to unaffiliated customers of $296.7 million for the 2006 second quarter, compared with sales of $281.6 million for the 2005 second quarter. The increase of $15.1 million, or 5 percent, primarily was due to higher sales resulting from increased metal prices (approximately $86 million) and higher sales volumes (approximately $34 million) for energy cables and building wire in the international markets; partially offset by lower magnet wire sales (approximately $87 million) and HPC sales (approximately $25 million) due to the sales of the North American magnet wire assets and HPC in the 2006 first quarter.
     Wire and Cable reported sales to unaffiliated customers of $617.8 million for the first six months of 2006, compared with sales of $550.0 million for the corresponding 2005 period. The increase of $67.8 million, or 12 percent, primarily was due to higher sales resulting from increased metal prices (approximately $131 million) and higher sales volumes (approximately $49 million) for energy cables and building wire in the international markets, and favorable foreign exchange impact (approximately $9 million); partially offset by lower magnet wire sales (approximately $111 million) and HPC sales (approximately $17 million) due to the sales of the North American magnet wire assets and HPC in the 2006 first quarter.
Wire and Cable – Operating Income
     Wire and Cable reported operating income of $16.8 million for the 2006 second quarter, compared with operating income of $5.3 million for the 2005 second quarter including special, net pre-tax charges of $1.9 million. The increase of $11.5 million, or 217 percent, in operating income primarily was due to improved margins and higher sales volumes (approximately $7 million) for energy cables and building wire in the international markets, and lower special, net pre-tax charges ($1.9 million).
     Wire and Cable reported operating income of $22.1 million for the first six months of 2006, including special, net pre-tax charges of $8.7 million, compared with operating income of $17.3 million for the corresponding 2005 period, including special, net pre-tax charges of $1.5 million. The increase of $4.8 million, or 28 percent, in operating income primarily was due to improved margins and higher sales volumes (approximately $10 million) for energy cables and building wire in the international markets; partially offset by higher special, net pre-tax charges ($7.2 million) primarily for the sales of the North American magnet wire assets and HPC.
Note: Supplemental Data
     The following table summarizes Wire and Cable’s special items and provisions, net, included in operating income for the quarters and six months ended June 30, 2006 and 2005:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Restructuring programs/closures	$—	(1.5)
Asset impairment charges	—	(0.4)

Special, pre-tax items	$—	(1.9)

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Sale of North American magnet wire assets:
Gain on disposal	$0.2	—
Transaction and employee-related costs	(4.7)	—
Sale of HPC:
Loss on disposal	(1.5)	—
Transaction and employee-related costs	(2.7)	—
Restructuring programs/closures	—	(1.1)
Asset impairment charges	—	(0.4)

Special, pre-tax items	$(8.7)	(1.5)

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
     (Refer to Note 3, Divestitures, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion of these transactions.)
DISCONTINUED OPERATIONS
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korea-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006, resulting in estimated sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign-held cash and net of approximately $27 million in taxes and related expenses). Net sales proceeds associated with the transaction are expected to be finalized in the 2006 third quarter, including settlement of negotiated working capital items. As a result of the transaction, the operating results of

Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     The transaction resulted in special, net charges of $124.3 million ($71.4 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $29.5 million ($28.8 million after-tax) was recognized during the first six months of 2006, which consisted of a loss on disposal of $14.8 million ($14.1 million after-tax) and transaction and employee-related costs of $14.7 million (before and after taxes).
     The following table details selected financial information, which has been reported as discontinued operations for the quarters and six months ended June 30, 2006 and 2005:
(Unaudited; $ in millions)

	Second Quarter
	2006	2005
Sales and other operating revenues	$—	185.6

Income from discontinued operations before loss on disposal	$—	11.8
Provision for taxes on income	0.3	(4.6)

Income from discontinued operations	$0.3	7.2

(Unaudited; $ in millions)

	Six Months Ended
	June 30,
	2006	2005
Sales and other operating revenues	$179.8	365.6

Income from discontinued operations before loss on disposal	$17.0	26.2
Loss on disposal	(29.5)	—
Provision for taxes on income	(4.1)	(9.7)

Income (loss) from discontinued operations	$(16.6)	16.5

     We have not separately identified cash flows from discontinued operations for the quarter and six month periods ended June 30, 2006 and 2005, in the Company’s Consolidated Statement of Cash Flows.
OTHER MATTERS RELATING TO THE CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
     Cost of products sold was $1,824.2 million for the 2006 second quarter, compared with $1,191.9 million for the 2005 second quarter. The increase of $632.3 million primarily was attributable to (i) higher purchased cathode and concentrate (approximately $528 million) primarily resulting from higher average copper prices, (ii) increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $77 million) and (iii) an increase in copper and molybdenum production costs (approximately $40 million – refer to PDMC’s segments on pages 38 through 43 for further discussion).
     Cost of products sold was $3,271.6 million for the first six months of 2006, compared with $2,373.2 million for the corresponding 2005 period. The increase of $898.4 million primarily was attributable to (i) higher purchased cathode and concentrate (approximately $712 million) primarily resulting from higher average copper prices, (ii) increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $130 million) and (iii) an increase in copper and molybdenum production costs (approximately $73 million – refer to PDMC’s segments on pages 38 through 43 for further discussion).
Selling and General Administrative Expense
     Selling and general administrative expense was $49.7 million for the 2006 second quarter, compared with $34.5 million for the 2005 second quarter. The increase of $15.2 million primarily resulted from (i) higher employee costs and expense associated with company-wide annual incentive compensation plans (approximately $4 million), (ii) higher share-based compensation (approximately $3 million) mostly due to the adoption of SFAS No. 123-R, “Share Based Payment,” (iii) higher legal and professional fees (approximately $3 million), (iv) higher mark-to-market adjustments for stock unit plans (approximately $1 million) and (v) higher charitable contributions to the PD Foundation (approximately $1 million).
     Selling and general administrative expense was $98.6 million for the first six months of 2006, compared with $76.0 million for the corresponding 2005 period. The increase of $22.6 million primarily resulted from (i) higher share-based compensation (approximately $7 million) mostly due to the adoption of SFAS No. 123-R, (ii) higher employee costs and expense associated with company-wide annual incentive compensation plans (approximately $6 million), (iii) higher legal and professional fees (approximately $6 million) and (iv) higher mark-to-market adjustments for stock unit plans (approximately $2 million); partially offset by lower charitable contributions to the PD Foundation (approximately $5 million).
Exploration and Research Expense
     Net exploration and research expense was $34.2 million for the 2006 second quarter, compared with $25.0 million for the 2005 second quarter. The increase of $9.2 million resulted from higher exploration spending (approximately $13 million) primarily in central Africa and at our U.S. mines; partially offset by lower research expense for PDMC (approximately $3 million).
     Net exploration and research expense was $64.1 million for the first six months of 2006, compared with $42.0 million for the corresponding 2005 period. The increase of $22.1 million resulted from higher exploration spending (approximately $27 million) primarily in central Africa and at our U.S. mines; partially offset by a decrease in research expense for PDMC (approximately $5 million).
Interest Expense, Net
     Interest expense, net of capitalized interest, was $4.5 million for the 2006 second quarter, compared with $20.2 million for the 2005 second quarter. The decrease of $15.7 million primarily was attributable to higher capitalized interest ($12.0 million) mostly associated with the Cerro Verde expansion, and net reductions related to the repayment of long-term debt during 2005 (approximately $7 million).
     Interest expense, net of capitalized interest, was $9.9 million for the first six months of 2006, compared with $42.1 million for the corresponding 2005 period. The decrease of $32.2 million primarily was attributable to higher capitalized interest ($21.8 million) mostly associated with the Cerro Verde expansion and net reductions related to the repayment of long-term debt during 2005 (approximately $14 million).
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
Change in Interest Gain
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
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to Sumitomo, Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a special gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. will be used to partially finance the approximate $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde. The cash received in this transaction from SMM Cerro Verde Netherlands B.V. may only be used for the sulfide expansion project and was reflected as restricted cash for financial reporting purposes. (Refer to the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion of the Cerro Verde mine expansion.)
Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net, was $26.3 million for the 2006 second quarter, compared with $40.2 million for the 2005 second quarter. The decrease of $13.9 million resulted primarily from lower dividend income ($26.0 million) primarily due to the sale of our investment in SPCC in the 2005 second quarter, and lower mark-to-market benefits on financial assurance trusts ($2.9 million) and non-qualified pension plan assets ($1.1 million); partially offset by higher interest income ($20.6 million).
     Miscellaneous income and expense, net, was $60.6 million for the first six months of 2006, compared with $55.7 million for the corresponding 2005 period. The increase of $4.9 million resulted primarily from higher interest income ($38.8 million) and higher foreign currency exchange gains ($5.2 million); partially offset by lower dividend income ($40.0 million) primarily due to the sale of our investment in SPCC in the 2005 second quarter.
Provision for Taxes on Income
     The Company’s income tax provision from continuing operations for the 2006 second quarter resulted from taxes on earnings at international operations ($265.5 million), including benefits from the release of valuation allowances ($5.3 million), and taxes on earnings at U.S. operations ($47.2 million), including benefits from the release of valuation allowances ($3.8 million).
     The Company’s income tax provision from continuing operations for the six months ended June 30, 2006, resulted from taxes on earnings at international operations ($374.6 million) and taxes on earnings at U.S. operations ($73.9 million), including benefits from the release of valuation allowances ($6.9 million).
     Phelps Dodge provides reserves for various unresolved tax issues. During the 2006 first quarter, certain of these issues were favorably resolved resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $10 million.
     In addition, during January 2006, a change in Arizona tax law impacting the apportionment of income became effective resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $6 million.
     The Company’s income tax provision from continuing operations for the 2005 second quarter resulted from taxes on earnings at international operations ($29.9 million), including recognition of valuation allowances ($1.1 million), and taxes on earnings at U.S. operations ($40.1 million), including benefits from the release of valuation allowances ($10.6 million).
     The Company’s income tax provision from continuing operations for the six months ended June 30, 2005, resulted from taxes on earnings at international operations ($73.9 million), including recognition of valuation allowances ($1.5 million), and taxes on earnings at U.S. operations ($122.2 million), including benefits from the release of valuation allowances ($31.9 million).
     The release of the domestic valuation allowances for the quarters and six months ended June 30, 2006 and 2005, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss carryforwards.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that its sulfide expansion project of approximately $800 million qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four year period from 2004 through 2007, which could be extended, at the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. Based on qualified earnings for the first six months of 2006, Cerro Verde recorded a current reinvestment tax benefit of approximately $52 million and a deferred tax asset of approximately $12 million, resulting in a total deferred tax asset of approximately $54 million at June 30, 2006.
     (Refer to Note 9, Provision for Taxes on Income, to our unaudited June 30, 2006, Consolidated Financial Information for additional discussion of the Company’s effective income tax rate.)
Minority Interests in Consolidated Subsidiaries
     Minority interests in consolidated subsidiaries totaled $202.1 million for the 2006 second quarter, compared with $38.3 million for the 2005 second quarter. The increase of $163.8 million primarily was due to an increase in net earnings at our South American mining operations (approximately $129 million) and the reduction of our ownership interests in Cerro Verde and Ojos del Salado during 2005 (approximately $36 million).
     Minority interests in consolidated subsidiaries totaled $319.3 million for the first six months of 2006, compared with $64.9 million for the corresponding 2005 period. The increase of $254.4 million primarily was due to an increase in net earnings at our South American mining operations (approximately $190 million) and the reduction of our ownership interests in Cerro Verde and Ojos del Salado during 2005 (approximately $64 million).
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
Cash and Cash Equivalents
     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At June 30, 2006, $1,191.2 million, or 45 percent, of the Company’s consolidated cash was held at international locations. Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the United States.
     The following table reflects the U.S. and international components of consolidated cash and cash equivalents (including restricted cash) at June 30, 2006, and December 31, 2005:
(Unaudited; $ in millions)

	June 30,	December 31,
	2006	2005
U.S. operations:
Phelps Dodge*	$1,464.5	1,103.9
Minority participant’s share	0.4	0.4

	1,464.9	1,104.3

International operations:
Phelps Dodge**	732.3	571.3
Minority participants’ share**	458.9	261.9

	1,191.2	833.2

Total consolidated cash	$2,656.1	1,937.5

*	At June 30, 2006, and December 31, 2005, U.S. operations included restricted cash of $18.8 million, and $9.4 million, respectively.

**	At June 30, 2006, and December 31, 2005, international operations included restricted cash of $5.0 million and $11.4 million, respectively. At December 31, 2005, $5.0 million of restricted cash was associated with minority participants’ shares.
     Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows and cash balances.
Working Capital
     During the first six months of 2006, net working capital balances (excluding cash and cash equivalents, restricted cash and debt) decreased by $48.2 million. This net decrease resulted primarily from:
•	a $452.9 million increase in accounts payable and accrued expenses mostly due to higher accruals for hedging and price protection programs (approximately $417 million) mostly associated with mark-to-market adjustments on copper collars and higher balances for copper cathode and concentrate purchases (approximately $58 million);

•	a $250.6 million net decrease in assets held for sale and liabilities related to assets held for sale due to the completion of the sales of both Columbian ($159.7 million) and the North American magnet wire assets ($90.9 million) in the 2006 first quarter; and

•	a $119.9 million increase in accrued income taxes primarily due to higher foreign, federal and state income tax provisions (approximately $328 million) and prepaid federal income taxes (approximately $94 million); partially offset by payments, net of refunds (approximately $275 million); partially offset by

•	a $564.2 million increase in accounts receivable primarily due to copper receivables mostly resulting from higher copper prices (approximately $569 million);

•	a $142.2 million increase in prepaid expenses and other current assets primarily due to higher prepaid federal income taxes (approximately $94 million), fair value adjustments associated with derivatives (approximately $21 million), an increase in deferred charges associated with the proposed Inco/Falconbridge merger (approximately $15 million) and timing of payments for insurance (approximately $14 million);

•	a $42.9 million increase in inventories primarily due to (i) higher purchases at Wire and Cable (approximately $23 million) mostly in anticipation of increased customer demand and higher copper prices, (ii) an increase associated with the Morenci mill restart (approximately $8 million) and (iii) the impact of adopting Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry” (approximately $7 million); and

•	a $41.3 million increase in mill and leach stockpiles primarily due to the reclassification of the current portion (approximately $37 million) and the adoption of EITF Issue No. 04-6 (approximately $4 million).
Capital Expenditures and Investments
     Capital expenditures and investments in subsidiaries for the six months ended June 30, 2006, totaled $582.1 million, including $555.2 million for PDMC, $6.7 million for PDI, $10.8 million for other corporate-related activities and $9.4 million associated with discontinued operations. Capital expenditures and investments in subsidiaries for the corresponding 2005 period totaled $179.6 million, including $157.0 million for PDMC, $7.3 million for PDI, $5.0 million for other corporate-related activities and $10.3 million associated with discontinued operations. The $402.5 million increase in capital expenditures primarily was due to higher spending for the Cerro Verde expansion project (approximately $244 million), the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator (approximately $42 million) and the development of the Safford copper mine (approximately $35 million).
     Capital expenditures and investments in subsidiaries for 2006 are expected to be approximately $1.5 billion, including approximately $1.4 billion for PDMC, approximately $25 million for PDI and approximately $20 million for other corporate-related activities. The increase from the $698.2 million for 2005 is primarily due to amounts we expect to spend in 2006 associated with development of the Safford copper mine (approximately $215 million), and higher 2006 expenditures associated with the Cerro Verde expansion project (approximately $230 million) and the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator (approximately $110 million). These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. In addition, the Cerro Verde expansion project will be funded by the cash proceeds received from its equity partners, project financing, bonds and internally generated funds.
Debt
     The Company’s total debt at June 30, 2006, was $828.2 million, compared with $694.5 million at December 31, 2005. The $133.7 million net increase in total debt from December 31, 2005, primarily was due to an increase in long-term debt associated with the issuance of the first series of Peruvian bonds for the Cerro Verde expansion project ($90.0 million) and an increase in short-term borrowings ($47.0 million) mostly at our Wire and Cable South American operations. The Company’s ratio of debt to total capitalization was 10.9 percent at June 30, 2006, compared with 9.6 percent at both March 31, 2006, and December 31, 2005.
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA – as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At June 30, 2006, the Company met all financial covenants. At June 30, 2006, there was a total of approximately $74 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at June 30, 2006, amounted to approximately $1,026 million, of which approximately $226 million could be used for additional letters of credit.
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine (refer to page 42 for additional discussion of the Cerro Verde mine expansion). Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company and the other minority interest partners to pledge their respective shares of Cerro Verde. At both June 30, 2006, and December 31, 2005, $20.0 million was borrowed and outstanding under these facilities. Copper market conditions and internally generated cash will determine future borrowings.
     On April 17, 2006, the National Supervisory Commission of Companies and Securities of the Republic of Peru authorized the registration of a series of bonds to be issued through one or more offerings by Cerro Verde in an aggregate principal amount of up to $250 million, with the issuance of the first series of bonds in the aggregate principal amount of up to $90 million. On April 27, 2006, the first series of bonds was issued for total proceeds of $90.0 million, which will be used to fund the Cerro Verde expansion project. The issuance of these bonds reduced, dollar-for-dollar, the $90 million stand-by facility included in the $450 million debt-financing facilities. Any further issuance of bonds would require the consent of the Senior Facility Lenders in accordance with the Master Participation Agreement.
Dividends
     On April 5, 2006, Phelps Dodge increased the quarterly common stock dividend from 18.75 cents per common share (post-split) to 20 cents per common share. For the first six months of 2006, Phelps Dodge paid regular quarterly dividends of 38.75 cents per common share (post-split) and special cash dividends of $4.00 per common share (post-split) as part of the Company’s shareholder capital return program (refer to Other Items that May Affect Liquidity on pages 51 through 53 for further discussion of the program). Common dividend payments, including special cash dividends, for the first six months of 2006 totaled $893.8 million. The common stock dividend for the 2006 third quarter will be paid on September 1, 2006, to common shareholders of record at the close of business on August 14, 2006.

Contractual Obligations
     The following table summarizes Phelps Dodge’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The following table, as of June 30, 2006, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2005:
Contractual Obligations:
(Unaudited; $ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$61.3	61.3	—	—	—
Long-term debt	766.9	62.5	22.2	158.9	523.3
Scheduled interest payment obligations*	1,103.1	58.2	127.7	129.6	787.6
Asset retirement obligations**	54.7	23.7	16.7	9.7	4.6
Take-or-pay contracts	1,060.9	871.5	127.0	38.8	23.6

Total contractual cash obligations	$3,046.9	1,077.2	293.6	337.0	1,339.1

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at June 30, 2006, for variable rate debt.

**	Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of June 30, 2006. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of approximately $73 million that are expected to be incurred in connection with accelerating certain closure projects, which are in the Company’s discretion. Additionally, we have also excluded estimated payments for reclamation activities that are expected to occur after five years and the associated trust assets of approximately $498 million that have been dedicated to funding these reclamation activities because the majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.
     The decrease of $408.2 million in our take-or-pay obligations at June 30, 2006, compared with year-end 2005 primarily was due to obligations of approximately $393 million associated with Columbian Chemicals discontinued operations that were assumed by the buyer upon close of the sale and a decrease of approximately $220 million associated with the Cerro Verde mine expansion; partially offset by an increase of approximately $248 million in copper delivery contracts.
     Our take-or-pay contracts primarily include contracts for copper deliveries of specified volumes at market-based prices (approximately $586 million), transportation and port fee commitments (approximately $175 million), contracts for other supplies and services (approximately $134 million – of which approximately $101 million was associated with the expansion of the Cerro Verde mine and approximately $14 million for the Morenci mill restart), contracts for electricity (approximately $114 million), contracts for sulfuric acid for deliveries of specified volumes based on negotiated rates to El Abra and Cerro Verde (approximately $43 million), and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $9 million). Approximately 58 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for PDMC and North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant. Transportation obligations total approximately $152 million primarily for Candelaria and Cerro Verde contracted ocean freight rates, El Abra sulfuric acid freight arrangements and natural gas transportation for our Luna power plant. Cerro Verde has port fee commitments of approximately $23 million over approximately 20 years.
Guarantees
     Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 20, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion regarding our financial guarantee and indemnity obligations. As of June 30, 2006, there have been no significant changes in our financial guarantee obligations and no liabilities recorded during the first six months of 2006 in connection with our guarantees that existed as of December 31, 2005. Phelps Dodge has provided certain parent guarantees associated with the Cerro Verde debt-financing facility.
Other Items that May Affect Liquidity
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split was effected in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006. (Refer to Note 15, Shareholders’ Equity, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion.)
     On April 5, 2006, the Company’s board of directors approved an increase in the Company’s shareholder capital return program to $2.0 billion from the previously approved $1.5 billion. Since the announcement of this program in October 2005, Phelps Dodge has returned approximately $1.3 billion to shareholders through special dividends. Approximately $700 million remains to be returned to shareholders by the end of 2006, either through special dividends, share repurchases or a combination of the two. The timing, form and amounts of additional distributions during 2006 will depend upon market conditions and other factors.
     In December 2005, Phelps Dodge established and funded two trusts, one dedicated to funding postretirement medical obligations and the other dedicated to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts were established in connection with certain employee benefit plans sponsored by Phelps Dodge and are intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code. The trusts will help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. However, the trusts will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. At the end of the 2006 second quarter, each VEBA trust commenced making payments in support of the benefit obligations funded by the respective trust.
     In December 2005, Phelps Dodge established a trust dedicated to help fund the Company’s global environmental reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust.
     On July 13, 2005, the Company made a cash contribution of $250 million to certain U.S. pension plans. As a result, the entire projected benefit obligation for those plans was funded at June 30, 2006. We do not anticipate any further appreciable funding requirements for these plans through 2008.
     New Mexico, Arizona and Colorado’s mined-land reclamation laws and New Mexico and Arizona’s groundwater protection programs require financial assurance covering the net present value cost of reclamation and closure requirements. Each of these states permits a company to satisfy financial assurance requirements using a variety of forms, including third-party performance guarantees, financial strength tests, trust funds, surety bonds, letters of credit and collateral. The financial strength tests are designed to determine whether a company or third-party guarantor can demonstrate that it has the financial strength to fund future reclamation and closure costs.
     Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial strength tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for a portion of the financial assurance required for Chino, Tyrone and Cobre. In Arizona, a permitee or guarantor that meets certain financial strength tests can also provide financial assurance under the mined-land reclamation and groundwater protection laws. An investment-grade corporate rating is a requirement of some of the financial strength tests. The Company satisfies its financial assurance requirements in Arizona through either Phelps Dodge guarantees or financial strength tests. Phelps Dodge’s corporate rating and senior unsecured debt currently carry investment-grade ratings. If the Company’s corporate rating falls below investment grade, it may still be able to maintain part or all of its financial assurance using alternative financial strength tests in New Mexico and Arizona; however, a portion of its financial assurance requirements might be required to be supplied in another form.
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
     On June 16, 2005, the Chilean government instituted a progressive royalty tax (the Mining Tax) rate on the operational margin generated from mining activities in Chile (5 percent for our El Abra and Candelaria subsidiaries, and 1 percent for our Ojos del Salado subsidiary). This law became effective January 1, 2006, and El Abra and Candelaria have opted to elect the special incentives provided by law. The special incentives include (i) a reduction in the Mining Tax rate from 5 percent to 4 percent for a 12-year period and a guarantee that there will be no changes in other mining-related taxes, including the mining license fee, (ii) a tax credit equal to 50 percent of the Mining Tax during 2006 and 2007, and (iii) the use of accelerated depreciation in determining the Mining Tax and remittance of tax dividends through 2007. In addition, both El Abra and Candelaria are required to disclose certain financial information, including audited annual financial statements to the Chilean Securities and Insurance Commission.
     In April 2006, an amendment to the Chilean Mining Tax was enacted, which allows mining companies to elect to deduct interest on loans, provided that the use of accelerated depreciation and amortization used in the calculation of the Mining Tax is waived. Our analysis determined that the amended provisions would result in a favorable impact. In June 2006, El Abra and Candelaria submitted an election to deduct interest expense. Upon making this election, the Chilean Mining Tax, which was previously recognized as a component of operating income, was reclassified to provision for taxes on income from continuing operations.
     On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities. If payable by Cerro Verde, the royalty would be assessed at a graduated rate of up to 3 percent on the value of Cerro Verde’s sales, net of certain related expenses. On June 28, 2006, an amendment to the royalty law was approved by the Peruvian Congress, which grants the Peruvian National Superintendency of Tax Administration (SUNAT) the right to levy mining royalties on all

Peruvian mining companies, including those with signed tax stability agreements. At the present time, we do not know whether the new law will be enacted, and if enacted, whether legal actions will be taken to defend Cerro Verde’s rights.
     During 2005, the Company finalized a year-long process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on projects where we have regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial, long-term closure obligations. Our current plan is to spend, including capital, an average of approximately $150 million per year for 2006 and 2007 associated with environmental reserve and reclamation projects. During the first six months of 2006, approximately $87 million was spent on these projects.
     Our earnings and cash flows primarily are determined by the results of our copper and molybdenum mining business. Based on expected 2006 annual consolidated production of approximately 2.5 billion to 2.55 billion pounds of copper, each 1 cent per pound change in the average annual copper price (or in the average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests of approximately $25 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. We have taken steps intended to improve our costs and operating income. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.
     Based on our expected 2006 molybdenum production of approximately 70 million pounds and the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $49 million.
     Effective January 1, 2006, the Company adopted EITF Issue No. 04-6, which specifies that stripping costs incurred during the production phase of a mine are considered variable production costs and included in the cost of inventory produced during the period that the stripping costs are incurred. Prior to adoption of this EITF, Phelps Dodge had historically charged stripping costs to maintain production at operating mines to operations as incurred. Additionally, stripping costs incurred at new mines or at operating mines outside existing pit limits that were expected to benefit future production were capitalized and amortized under the units-of-production method. This EITF requires capitalization of pre-stripping or mine development costs only to the extent that the production phase has not commenced, which is determined when salable minerals, excluding removal of de minimis material, are extracted from an ore body. (Refer to Note 5, New Accounting Pronouncements, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion of the impact of adoption.)
     Effective January 1, 2006, the Company adopted SFAS No. 123-R, which amends SFAS No. 123, which requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite period (generally the vesting period) for awards expected to vest. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The adoption of this Statement did not have a material impact on our financial reporting. (Refer to Note 2, Share-Based Compensation, to our unaudited June 30, 2006, Consolidated Financial Information for further discussion.)
Inco/Falconbridge Merger
     On June 25, 2006, Phelps Dodge, Inco Ltd. (Inco) and Falconbridge Ltd. (Falconbridge) agreed to combine to create a preeminent North American-based mining company. The new company, which would be named Phelps Dodge Inco Corporation, would be the world’s leading nickel producer, the world’s largest publicly traded copper producer and a leading producer of molybdenum and cobalt. It would also have a world-class portfolio of growth projects and exploration opportunities. Phelps Dodge Inco would have operations in more than 40 countries and would employ approximately 40,000 people globally.
     The transaction, which is subject to Phelps Dodge and Inco shareholder approval, regulatory approvals and customary closing conditions, is expected to close in September 2006. On July 11, 2006, Phelps Dodge received notification that the U.S. Department of Justice and the U.S. Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 relating to the transaction. On July 25, 2006, Phelps Dodge received an Advance Ruling Certificate from the Canadian Competition Bureau clearing its offer to purchase all of the common shares of Inco.
     Under the terms of the Combination Agreement between Phelps Dodge and Inco (the Agreement), as amended on July 16, 2006, Phelps Dodge will acquire all of the outstanding common shares of Inco for a combination of cash and common shares of Phelps Dodge having a value of Cdn.$80.70 per Inco share, based upon the closing price of Phelps Dodge stock and the closing U.S./Canadian dollar exchange rate on July 14, 2006. Each shareholder of Inco would receive 0.672 shares of Phelps Dodge stock plus Cdn.$20.25 per share in cash for each share of Inco stock.
     Phelps Dodge has agreed to combine with both Inco and Falconbridge if Inco acquires a majority of Falconbridge’s outstanding common shares. However, the combination of Phelps Dodge and Inco is not conditioned upon the completion of the Inco and Falconbridge combination, and the Agreement was amended on July 16, 2006, to permit consummation of the Phelps Dodge and Inco combination before Inco has completed its acquisition of 100 percent of Falconbridge.
     Phelps Dodge has received executed commitments from Citigroup Global Markets, Inc. and HSBC Securities (USA), Inc. for up to $22.1 billion principal amount of new credit facilities to finance the transaction.
     Phelps Dodge has also entered into a definitive note purchase agreement with Inco, subject to certain conditions, to purchase up to $3 billion principal amount of Inco’s 8 percent convertible subordinated notes due April 1, 2012. Inco may use the proceeds from the sale of the convertible subordinated notes only to purchase Falconbridge’s common shares or to satisfy related dissenter rights, as needed. The convertible subordinated notes will be funded only in the event the Inco-Falconbridge merger is consummated, and only if Inco has fully drawn on its financing facilities in place at June 25, 2006, and such funds together with reasonably available cash resources are not sufficient to pay for the purchase of Falconbridge shares. The instrument will be redeemable for cash at any time by Inco after the merger with Falconbridge and may be converted at any time beginning six months after issuance by Phelps Dodge at a conversion rate equal to 95 percent of the market value of Inco’s common shares plus accrued interest of the security at the time of conversion. The instrument will bear an 8 percent paid-in-kind coupon.
     As part of the transaction, the Phelps Dodge board of directors also announced a share repurchase program of up to $5 billion, less the amount of any Inco convertible subordinated notes purchased by Phelps Dodge. Phelps Dodge intends to complete its share repurchase program within 12 months after closing of the Inco transaction. This program will supersede any amounts outstanding under the existing $2.0 billion shareholder capital return program (refer to Other Items That May Affect Liquidity on pages 51 through 53 for further discussion).
     As a result of announcing the transaction on June 26, 2006, Moody’s Investors Service placed under review for possible downgrade the company’s Baa2 Senior Unsecured and (P)Baa3 Preferred ratings. The outcome of the review could result in the debt of the combined company being downgraded one notch to Baa3 or two notches to non-investment grade. Also on June 26, 2006, Fitch Ratings placed the Company’s Issuer Default Rating and debt ratings on ratings watch negative. After the Agreement was amended on July 16, 2006, Standard and Poor’s Ratings Services (S&P) placed its BBB corporate credit and A-2 commercial paper ratings for Phelps Dodge on CreditWatch with negative implications on July 18, 2006. S&P maintained the Company’s senior unsecured bond ratings on CreditWatch with negative implications, where they were placed June 26, 2006, reflecting potential structural subordination of the bonds. The actual ratings by Moody’s, Fitch and S&P will depend on the final structure of any transaction consummated.
     Information pertaining to the three-way combination with Inco and Falconbridge can be found at http://www.phelpsdodgeinco.com.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the Company’s market risk during the six months ended June 30, 2006. For additional information on market risk, refer to pages 33 through 36, 45 through 47, and 81 through 87 of our report on Form 10-K for the year ended December 31, 2005.
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
Changes in Internal Control Over Financial Reporting
     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the first six months of 2006.
Part II. Other Information
Item 1. Legal Proceedings
     I. Reference is made to paragraph I of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended March 31, 2006.
     With respect to Phelps Dodge Tyrone, Inc. v. New Mexico Water Quality Control Commission (WQCC), No. 25027, on June 15, 2006, the New Mexico Court of Appeals issued its decision overturning two permit conditions that Tyrone had challenged in its closure permit and remanded those permit conditions to the WQCC for reconsideration. The WQCC and the New Mexico Environment Department subsequently filed a motion for rehearing, which was denied by the Court of Appeals. Also, the WQCC has postponed the hearing on the Chino closure permit until November 2006.
     II. Reference is made to paragraph VI of Part 1, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2005, and paragraph II of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended March 31, 2006.
     The defendants in In Re Carbon Black Antitrust Litigation have filed a motion for summary judgment, which is in the process of being briefed.
     In the action pending in state court in Florida, the defendants’ motion to dismiss was granted in part and denied in part. An answer was filed on July 14, 2006, by Columbian Chemicals Company (Columbian); the Company’s answer is due on July 28, 2006.
     The Company has retained responsibility for these matters pursuant to the terms of the agreement related to the sale of Columbian Chemicals Company (Columbian). Columbian has committed to provide appropriate assistance to defend these matters.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, contained in our Form 10-K for the year ended December 31, 2005, and the risk factors contained in our Preliminary Proxy

Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on July 5, 2006, where various risks that may materially affect our business, financial condition and/or operating results are discussed.
Our proposed merger with Inco Ltd. and, if applicable, Falconbridge Ltd. raises a number of risks.
     These risks include (i) our ability to obtain shareholder and governmental approvals of the acquisition on the proposed terms and schedule; (ii) the risk that the businesses will not be integrated successfully, which could involve significant management attention and create uncertainties for employees; (iii) the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and (iv) disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.
     We must integrate a large number of systems, both operational and administrative, in connection with the merger. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended June 30, 2006:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
April 1-30, 2006	167	$83.62	—	—
May 1-31, 2006	449	87.47	—	—
June 1-30, 2006	1,188	82.47	—	—

Total	1,804	83.82	—	—

*	This category includes shares repurchased under the Company’s applicable stock option and restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, the Company repurchases shares to satisfy tax obligations on restricted stock awards, and in the SSP, the Company repurchases shares as a result of changes in investment elections by plan participants.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting was held on May 26, 2006. A total of 174,354,366 common shares, or approximately 86 percent of our issued and outstanding common shares, were represented at the meeting. Set forth below is a description of the matters voted upon at the meeting and a summary of the voting regarding each matter:

	For	Withheld
Election of Directors:
Charles C. Krulak	172,871,158	1,483,208
Dustan E. McCoy	172,896,127	1,458,239
William J. Post	168,286,932	6,067,434
Martin H. Richenhagen	172,906,595	1,447,771
Jack E. Thompson	172,860,779	1,493,587

	For	Against	Abstain
Shareholder Proposals:
Approval of the Phelps Dodge Corporation 2007 Directors Stock Unit Plan	165,574,272	7,641,657	1,138,437
Ratification of the appointment of independent registered public accountants	172,353,332	987,587	1,013,497
     There were 29,279,294 broker non-votes included in the results of the proposal to approve the Phelps Dodge Corporation 2007 Directors Stock Unit Plan. There were no broker non-votes included in the results of the election of directors or the proposal to ratify the appointment of the Company’s independent registered public accountants.
     The proposed date for the 2007 annual meeting of shareholders is May 25, 2007.
Item 6. Exhibits
     Exhibits required to be filed by the Company are listed in the Index to Exhibits.

     Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: July 26, 2006	By:	/s/ Denise R. Danner
Denise R. Danner
Vice President and Controller (Principal Accounting Officer)

Index to Exhibits
10.1	Phelps Dodge Corporation 2007 Directors Stock Unit Plan effective January 1, 2007, as approved by the Company’s shareholders on May 26, 2006 (incorporated by reference to Appendix A of the Company’s 2006 definitive Proxy Statement filed April 13, 2006 (SEC File No. 1-82)).

10.2	Form of First Amendment to the Change of Control Agreements entered into between the Company and four of its named executive officers and other members of its senior management team.

10.3	First Amendment (dated as of June 24, 2006) to the Change of Control Agreement entered into between the Company and Arthur R. Miele, dated as of January 1, 2003.

10.4	Form of First Amendment to the Change of Control Agreements entered into between the Company and a second group of the Company’s key management personnel.

10.5	Form of First Amendment to each of the various Stock Option Agreements entered into between the Company and its named executive officers and other members of its senior management team.

10.6	Form of First Amendment to each of the various Stock Option Agreements entered into between the Company and a second group of the Company’s key management personnel.

10.7	Form of First Amendment to each of the various Restricted Stock Award Agreements entered into between the Company and its named executive officers and other members of its senior management team.

10.8	Form of First Amendment to each of the various Restricted Stock Award Agreements entered into between the Company and a second group of the Company’s key management personnel.

10.9	Combination Agreement between the Company and Inco Ltd. (dated as of June 25, 2006) (incorporated by reference to a Form 8-K filed on July 17, 2006 (SEC File No. 1-82)).

10.10	Waiver and Amendment to Combination Agreement between the Company and Inco Ltd. (dated as of July 16, 2006) (incorporated by reference to a Form 8-K filed on July 17, 2006) (SEC File No. 1-82).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
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