Form 10-Q
period 2006-09-30
PHELPS DODGE CORP
filed 2006-10-24
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-82
PHELPS DODGE CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

New York (State of Incorporation)	13-1808503 (I.R.S. Employer Identification No.)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common Shares outstanding at October 20, 2006: 203,988,751 shares.

- i -

PHELPS DODGE CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

PHELPS DODGE CORPORATION AND SUBSIDIARIES
Part I. Financial Information
Item 1. Financial Statements
PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited; in millions except per share amounts)

			Nine Months Ended
	Third Quarter		September 30,
	2006	2005	2006	2005
Sales and other operating revenues	$3,458.3	2,179.0	8,675.1	6,031.5

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	1,899.4	1,396.5	5,171.0	3,769.7
Depreciation, depletion and amortization	109.7	109.5	324.6	333.9
Selling and general administrative expense	42.9	42.4	141.5	118.4
Exploration and research expense	39.8	25.3	103.9	67.3
Special items and provisions, net (see Note 4)	32.5	45.0	62.6	481.3

	2,124.3	1,618.7	5,803.6	4,770.6

Operating income	1,334.0	560.3	2,871.5	1,260.9
Interest expense	(18.5)	(17.5)	(52.6)	(62.0)
Capitalized interest	17.0	6.7	41.2	9.1
Early debt extinguishment costs (see Note 12)	—	(54.0)	—	(54.0)
Gain on sale of cost-basis investment (see Note 13)	—	—	—	438.4
Change in interest gain (see Note 14)	—	—	—	159.5
Miscellaneous income and expense, net (see Note 16)	136.3	20.0	196.9	75.7

Income from continuing operations before taxes, minority interests in consolidated subsidiaries and equity in net earnings (losses) of affiliated companies	1,468.8	515.5	3,057.0	1,827.6
Provision for taxes on income (see Note 9)	(375.3)	(104.3)	(823.8)	(300.4)
Minority interests in consolidated subsidiaries	(206.0)	(51.6)	(525.3)	(116.5)
Equity in net earnings (losses) of affiliated companies	1.6	0.5	3.3	1.9

Income from continuing operations	889.1	360.1	1,711.2	1,412.6
Discontinued operations:
Income (loss) from discontinued operations, net of taxes (see Note 3)	(1.1)	6.0	(17.7)	22.5

Net income	888.0	366.1	1,693.5	1,435.1
Preferred stock dividends	—	—	—	(6.8)

Net income applicable to common shares	$888.0	366.1	1,693.5	1,428.3

Weighted average number of common shares outstanding – basic*	202.5	197.2	202.3	193.7

Basic earnings per common share:
Income from continuing operations	$4.39	1.83	8.46	7.26
Income (loss) from discontinued operations	(0.01)	0.03	(0.09)	0.11

Basic earnings per common share	$4.38	1.86	8.37	7.37

Weighted average number of common shares outstanding – diluted*	203.5	202.7	203.4	202.2

Diluted earnings per common share:
Income from continuing operations	$4.37	1.78	8.42	6.99
Income (loss) from discontinued operations	(0.01)	0.03	(0.09)	0.11

Diluted earnings per common share	$4.36	1.81	8.33	7.10

*	Refer to Note 15 for discussion of the March 10, 2006, stock split.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited; in millions except per share prices)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,086.1	1,916.7
Restricted cash	40.1	20.8
Accounts receivable, less allowance for doubtful accounts (2006 - $7.2; 2005 - $6.9)	1,529.9	1,028.0
Mill and leach stockpiles	99.9	36.6
Inventories	374.0	329.5
Supplies	227.1	199.7
Prepaid expenses and other current assets	128.9	83.6
Deferred income taxes	192.1	82.0
Assets held for sale	—	373.8

Current assets	6,678.1	4,070.7
Investments and long-term receivables	192.3	142.6
Property, plant and equipment, net	5,370.3	4,830.9
Long-term mill and leach stockpiles	176.9	133.3
Deferred income taxes	76.9	99.6
Goodwill	12.5	22.3
Intangible assets, net	7.1	7.5
Long-term assets held for sale	—	431.4
Trust assets	579.2	258.4
Other assets and deferred charges	355.8	361.3

	$13,449.1	10,358.0

Liabilities
Current liabilities:
Short-term debt	$63.0	14.3
Current portion of long-term debt	62.2	2.5
Accounts payable and accrued expenses	2,102.9	1,445.7
Accrued income taxes	248.0	23.6
Liabilities related to assets held for sale	—	123.2

Current liabilities	2,476.1	1,609.3
Long-term debt	796.4	677.7
Deferred income taxes	835.1	558.0
Long-term liabilities related to assets held for sale	—	61.3
Other liabilities and deferred credits	1,430.3	934.2

	5,537.9	3,840.5

Commitments and contingencies (see Notes 6, 7 and 9)

Minority interests in consolidated subsidiaries	1,427.3	915.9

Shareholders’ equity*
Common shares, par value $6.25; 300.0 shares authorized; 204.0 outstanding (2005 - 203.2) after deducting 16.0 shares (2005 - 16.7) held in treasury, at cost	1,274.9	635.1
Capital in excess of par value	1,365.9	1,998.8
Retained earnings**	3,937.5	3,158.8
Accumulated other comprehensive loss	(94.4)	(154.5)
Other	—	(36.6)

	6,483.9	5,601.6

	$13,449.1	10,358.0

*	Refer to Note 15 for discussion of the March 10, 2006, stock split.

**	Included cumulative effect adjustment credit of $19.8 million for the adoption of EITF Issue No. 04-6 in the 2006 first quarter. Refer to Note 5 for further discussion.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$1,693.5	1,435.1
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on copper collars and copper put options	1,215.1	164.5
Depreciation, depletion and amortization	324.9	377.3
Deferred income tax provision (benefit)	145.8	(3.9)
Equity in net earnings (losses) of affiliated companies, net of dividends received	(1.2)	0.3
Gain on sale of cost-basis investment	—	(438.4)
Change in interest gain	—	(159.5)
Special items and provisions, net	62.6	481.3
Early debt extinguishment costs	—	54.0
Minority interests in consolidated subsidiaries	525.7	117.4
Loss on disposition of discontinued operations	29.7	—
Changes in current assets and liabilities:
Accounts receivable	(543.4)	(240.1)
Repayment of securitized accounts receivable	—	(85.0)
Mill and leach stockpiles	(59.2)	0.5
Inventories	(34.0)	(69.4)
Supplies	(28.1)	(26.1)
Prepaid expenses and other current assets	(50.5)	(54.6)
Interest payable	9.4	4.6
Other accounts payable	35.9	71.3
Accrued income taxes	218.8	(18.4)
Realized losses on 2005 copper collars	(187.2)	—
Other accrued expenses	14.7	(0.4)
Pension plan contributions	—	(250.0)
Other operating, net	(46.3)	(61.4)

Net cash provided by operating activities	3,326.2	1,299.1

Investing activities
Capital outlays	(830.3)	(392.5)
Capitalized interest	(41.6)	(9.9)
Investments in subsidiaries and other, net of cash received	0.3	(11.2)
Proceeds from the sale of Columbian Chemicals	505.6	—
Proceeds from the sale of Magnet Wire North American assets	136.6	—
Proceeds from the sale of HPC	49.2	—
Proceeds from asset dispositions	21.1	6.2
Proceeds from sale of cost-basis investments, net of expenses	—	451.6
Restricted cash	(19.3)	(89.1)
Global environmental trust contribution	(300.0)	—
Other investing, net	(0.1)	(2.3)

Net cash used in investing activities	(478.5)	(47.2)

Financing activities
Net increase (decrease) in short-term debt	47.7	(48.7)
Proceeds from issuance of debt	182.0	—
Payment of debt	(2.6)	(313.8)
Common dividends	(934.6)	(84.8)
Preferred dividends	—	(10.1)
Minority interest dividends	(3.1)	(28.4)
Issuance of shares, net	25.6	52.4
Debt issue costs	(2.7)	(5.8)
Proceeds from issuance of Cerro Verde stock, net of expenses	—	441.8
Other financing, net	—	(55.8)

Net cash used in financing activities	(687.7)	(53.2)

Effect of exchange rate impact on cash and cash equivalents	9.4	17.4

Increase in cash and cash equivalents	2,169.4	1,216.1
Cash and cash equivalents at beginning of period	1,916.7	1,200.1

Cash and cash equivalents at end of period	$4,086.1	2,416.2

See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited; in millions)

					Accumulated
	Common Shares		Capital in		Other
	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at December 31, 2005	101.6	$635.1	$1,998.8	$3,158.8	$(154.5)	$(36.6)	$5,601.6
Cumulative effect adjustment**				19.8			19.8
Transition adjustment***			(36.6)			36.6	—
Stock options exercised including tax benefit	0.7	4.1	25.6				29.7
Restricted shares issued/cancelled, net, including tax benefit	0.1	0.7	13.8				14.5
Directors stock compensation		0.1	1.4				1.5
Common shares purchased		(0.2)	(2.0)				(2.2)
Dividends on common shares				(934.6)			(934.6)
Comprehensive income (loss):
Net income				1,693.5			1,693.5
Other comprehensive income (loss), net of tax:
Translation adjustment					35.6		35.6
Net loss on derivative instruments					(5.3)		(5.3)
Other investment adjustments					0.2		0.2
Unrealized gain on securities					20.9		20.9
Minimum pension liability					8.7		8.7

Other comprehensive income					60.1		60.1

Comprehensive income							1,753.6
Stock split****	101.6	635.1	(635.1)				—

Balance at September 30, 2006	204.0	$1,274.9	$1,365.9	$3,937.5	$(94.4)	$—	$6,483.9

*	As of September 30, 2006, this balance comprised $136.3 million of cumulative translation adjustments and $17.5 million of cumulative minimum pension liability adjustments; partially offset by $0.5 million of cumulative unrealized gains on securities and $58.9 million of cumulative unrealized gains on derivative instruments.

**	Refer to Note 5 for discussion of adoption of EITF Issue No. 04-6.

***	Refer to Note 2 for discussion of adoption of SFAS No. 123-R.

****	Refer to Note 15 for discussion of the March 10, 2006, stock split.
See Notes to Consolidated Financial Information.

PHELPS DODGE CORPORATION
FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
				Chino/		Candelaria/			Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado	Cerro Verde	El Abra	Molybdenum

Third Quarter 2006
Sales and other operating revenues:
Unaffiliated customers	$—	—	1.8	6.6	—	289.5	29.1	273.3	442.0
Intersegment	497.4	172.6	241.8	129.9	46.1	40.2	159.7	190.0	—
Depreciation, depletion and amortization	15.4	6.0	4.3	5.9	3.0	10.1	8.5	30.2	10.2
Operating income (loss) before special items and provisions	308.0	98.1	163.3	67.4	23.0	250.6	92.6	336.4	100.4
Special items and provisions, net	(0.6)	—	—	(6.8)	(1.8)	—	—	—	7.0
Operating income (loss)	307.4	98.1	163.3	60.6	21.2	250.6	92.6	336.4	107.4
Interest income	0.1	—	—	0.7	—	4.6	2.8	9.9	0.2
Interest expense, net	—	—	—	—	—	—	10.6	0.4	—
Benefit (provision) for taxes on income	—	—	—	—	—	(80.7)	16.7	(121.2)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(34.8)	(58.3)	(110.4)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	0.1	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	—	—	0.7	—	—	—
Assets at September 30	1,145.2	445.4	330.7	456.1	119.1	1,404.5	1,636.0	1,822.1	938.6
Expenditures for segment assets	60.6	6.1	6.9	6.3	4.0	3.7	123.2	3.0	18.6

Third Quarter 2005*
Sales and other operating revenues:
Unaffiliated customers	$—	—	6.9	8.2	—	133.6	14.2	78.1	468.0
Intersegment	283.0	180.1	223.4	79.1	31.8	59.5	80.1	80.8	—
Depreciation, depletion and amortization	15.7	7.6	3.5	5.1	0.2	9.6	7.0	28.6	9.7
Operating income (loss) before special items and provisions	128.2	112.4	153.9	18.6	3.0	73.1	55.8	52.6	71.9
Special items and provisions, net	0.4	—	(8.6)	—	—	—	—	—	—
Operating income (loss)	128.6	112.4	145.3	18.6	3.0	73.1	55.8	52.6	71.9
Interest income	0.1	—	—	0.6	—	2.6	2.6	0.8	0.2
Interest expense, net	—	—	—	—	—	0.1	4.9	(0.5)	—
Provision for taxes on income	—	—	—	—	—	(13.0)	(15.7)	(18.0)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(9.5)	(23.8)	(16.6)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	—	—	0.3	—	—	—
Assets at September 30	918.3	446.0	328.5	429.8	73.2	1,041.4	913.8	1,003.2	934.9
Expenditures for segment assets	16.1	10.6	5.0	2.9	2.7	4.6	106.7	6.4	18.1

							Corporate,
	Manufac-		PDMC	PDMC	PDMC	PDI –	Other &	Discontinued
	turing	Sales	Segments	Other	Subtotal	Wire & Cable	Eliminations	Operations	Totals

Third Quarter 2006
Sales and other operating revenues:
Unaffiliated customers	$1,833.7	219.6	3,095.6	47.4	3,143.0	315.3	—	—	3,458.3
Intersegment	1.4	1.5	1,480.6	(1,480.6)	—	0.2	(0.2)	—	—
Depreciation, depletion and amortization	6.3	—	99.9	4.0	103.9	3.7	2.1	—	109.7
Operating income (loss) before special items and provisions	(7.7)	0.3	1,432.4	(53.4)	1,379.0	22.1	(34.6)	—	1,366.5
Special items and provisions, net	(1.0)	—	(3.2)	0.2	(3.0)	(7.1)	(22.4)	—	(32.5)
Operating income (loss)	(8.7)	0.3	1,429.2	(53.2)	1,376.0	15.0	(57.0)	—	1,334.0
Interest income	—	—	18.3	0.5	18.8	0.9	29.3	—	49.0
Interest expense, net	(1.1)	(0.3)	9.6	1.2	10.8	(2.4)	(9.9)	—	(1.5)
Provision for taxes on income	—	—	(185.2)	—	(185.2)	—	(190.1)	—	(375.3)
Minority interests in consolidated subsidiaries	—	—	(203.5)	—	(203.5)	(2.5)	—	—	(206.0)
Equity in net earnings (losses) of affiliated companies	—	—	0.1	0.2	0.3	0.8	0.5	—	1.6
Loss from discontinued operations	—	—	—	—	—	—	—	(1.1)	(1.1)
Equity basis investments at September 30	—	—	0.9	1.0	1.9	6.9	23.5	—	32.3
Assets at September 30	932.9	111.3	9,341.9	49.8	9,391.7	585.6	3,471.8	—	13,449.1
Expenditures for segment assets	3.4	—	235.8	5.0	240.8	4.7	2.4	—	247.9

Third Quarter 2005*
Sales and other operating revenues:
Unaffiliated customers	$894.2	249.2	1,852.4	7.3	1,859.7	319.3	—	—	2,179.0
Intersegment	30.6	77.3	1,125.7	(1,046.6)	79.1	0.3	(79.4)	—	—
Depreciation, depletion and amortization	11.2	—	98.2	2.6	100.8	7.0	1.7	—	109.5
Operating income (loss) before special items and provisions	0.2	2.3	672.0	(45.1)	626.9	11.2	(32.8)	—	605.3
Special items and provisions, net	0.1	—	(8.1)	(0.4)	(8.5)	(1.8)	(34.7)	—	(45.0)
Operating income (loss)	0.3	2.3	663.9	(45.5)	618.4	9.4	(67.5)	—	560.3
Interest income	—	0.1	7.0	—	7.0	0.5	11.7	—	19.2
Interest expense, net	(0.8)	(0.2)	3.5	0.9	4.4	(1.9)	(13.3)	—	(10.8)
Provision for taxes on income	—	—	(46.7)	—	(46.7)	—	(57.6)	—	(104.3)
Minority interests in consolidated subsidiaries	—	—	(49.9)	0.1	(49.8)	(1.8)	—	—	(51.6)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.2)	(0.2)	0.2	0.5	—	0.5
Income from discontinued operations	—	—	—	—	—	—	—	6.0	6.0
Equity basis investments at September 30	—	—	0.5	0.9	1.4	6.4	23.8	—	31.6
Assets at September 30	330.6	36.7	6,456.4	6.6	6,463.0	686.9	2,407.1	685.0	10,242.0
Expenditures for segment assets	5.0	—	178.1	24.0	202.1	4.7	5.0	12.3	224.1

*	In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. Segment information for 2005 has been revised to conform to the 2006 presentation.

PHELPS DODGE CORPORATION
FINANCIAL DATA BY BUSINESS SEGMENT
(Unaudited; $ in millions)

	U.S. Mines					South American Mines
				Chino/		Candelaria/			Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado	Cerro Verde	El Abra	Molybdenum

Nine Months Ended September 30, 2006
Sales and other operating revenues:
Unaffiliated customers	$—	—	19.4	26.3	—	781.6	96.1	692.9	1,295.6
Intersegment	884.6	391.5	587.7	256.5	82.9	190.1	394.2	510.3	—
Depreciation, depletion and amortization	44.4	17.6	12.2	19.0	8.9	31.4	22.8	91.1	31.7
Operating income (loss) before special items and provisions	393.2	171.6	360.4	72.1	11.1	657.3	327.5	846.3	319.1
Special items and provisions, net	(0.6)	2.2	(5.1)	(16.9)	(1.8)	—	—	—	6.9
Operating income (loss)	392.6	173.8	355.3	55.2	9.3	657.3	327.5	846.3	326.0
Interest income	0.2	—	—	2.1	—	7.3	6.6	17.0	0.7
Interest expense, net	—	—	—	—	—	0.1	26.7	1.2	—
Provision for taxes on income	—	—	—	—	—	(222.1)	(11.2)	(311.8)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(84.7)	(164.2)	(271.4)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	0.1	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	—	—	0.7	—	—	—
Assets at September 30	1,145.2	445.4	330.7	456.1	119.1	1,404.5	1,636.0	1,822.1	938.6
Expenditures for segment assets	145.1	18.9	22.6	13.2	14.2	12.3	445.1	14.8	34.8

Nine Months Ended September 30, 2005*
Sales and other operating revenues:
Unaffiliated customers	$—	—	12.2	14.0	—	356.0	47.5	238.5	1,470.9
Intersegment	773.3	526.8	635.3	243.6	94.6	155.1	196.2	233.8	—
Depreciation, depletion and amortization	46.9	23.3	11.2	15.5	7.2	28.8	20.2	90.1	31.6
Operating income (loss) before special items and provisions	328.9	313.3	424.0	49.2	7.5	213.1	131.4	160.9	257.4
Special items and provisions, net	(0.2)	—	(8.6)	(64.5)	(215.7)	—	—	—	—
Operating income (loss)	328.7	313.3	415.4	(15.3)	(208.2)	213.1	131.4	160.9	257.4
Interest income	0.1	—	—	1.6	—	4.8	4.9	1.2	0.4
Interest expense, net	—	—	—	—	—	0.2	6.6	(5.0)	—
Gain on sale of cost-basis investment	—	—	—	—	—	—	—	—	87.2
Change in interest gain	—	—	—	—	—	—	159.5	—	—
Provision for taxes on income	—	—	—	—	—	(42.1)	(11.5)	(56.4)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(25.9)	(38.8)	(48.3)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at September 30	—	—	0.2	—	—	0.3	—	—	—
Assets at September 30	918.3	446.0	328.5	429.8	73.2	1,041.4	913.8	1,003.2	934.9
Expenditures for segment assets	23.0	21.9	11.6	11.9	4.5	12.5	178.1	15.8	25.1

							Corporate,
	Manufac-		PDMC	PDMC	PDMC	PDI –	Other &	Discontinued
	turing	Sales	Segments	Other	Subtotal	Wire & Cable	Eliminations	Operations	Totals

Nine Months Ended September 30, 2006
Sales and other operating revenues:
Unaffiliated customers	$4,832.5	(70.2)	7,674.2	67.8	7,742.0	933.1	—	—	8,675.1
Intersegment	93.5	57.2	3,448.5	(3,393.9)	54.6	0.5	(55.1)	—	—
Depreciation, depletion and amortization	17.7	—	296.8	9.9	306.7	11.9	6.0	—	324.6
Operating income (loss) before special items and provisions	(0.7)	8.2	3,166.1	(174.6)	2,991.5	52.9	(110.3)	—	2,934.1
Special items and provisions, net	(2.2)	—	(17.5)	(5.4)	(22.9)	(15.8)	(23.9)	—	(62.6)
Operating income (loss)	(2.9)	8.2	3,148.6	(180.0)	2,968.6	37.1	(134.2)	—	2,871.5
Interest income	—	—	33.9	1.4	35.3	1.7	68.9	—	105.9
Interest expense, net	(3.2)	(0.5)	24.3	3.3	27.6	(7.0)	(32.0)	—	(11.4)
Provision for taxes on income	—	—	(545.1)	—	(545.1)	—	(278.7)	—	(823.8)
Minority interests in consolidated subsidiaries	—	—	(520.3)	—	(520.3)	(5.0)	—	—	(525.3)
Equity in net earnings (losses) of affiliated companies	—	—	0.1	0.6	0.7	1.1	1.5	—	3.3
Loss from discontinued operations	—	—	—	—	—	—	—	(17.7)	(17.7)
Equity basis investments at September 30	—	—	0.9	1.0	1.9	6.9	23.5	—	32.3
Assets at September 30	932.9	111.3	9,341.9	49.8	9,391.7	585.6	3,471.8	—	13,449.1
Expenditures for segment assets	9.1	—	730.1	65.9	796.0	11.4	13.2	9.4	830.0

Nine Months Ended September 30, 2005*
Sales and other operating revenues:
Unaffiliated customers	$2,316.6	687.5	5,143.2	19.0	5,162.2	869.3	—	—	6,031.5
Intersegment	136.4	195.9	3,191.0	(2,990.1)	200.9	0.7	(201.6)	—	—
Depreciation, depletion and amortization	23.7	—	298.5	7.6	306.1	22.7	5.1	—	333.9
Operating income (loss) before special items and provisions	11.2	1.8	1,898.7	(95.8)	1,802.9	30.0	(90.7)	—	1,742.2
Special items and provisions, net	(148.6)	—	(437.6)	8.2	(429.4)	(3.3)	(48.6)	—	(481.3)
Operating income (loss)	(137.4)	1.8	1,461.1	(87.6)	1,373.5	26.7	(139.3)	—	1,260.9
Interest income	—	0.1	13.1	0.4	13.5	1.2	22.6	—	37.3
Interest expense, net	(2.3)	(0.7)	(1.2)	2.4	1.2	(5.8)	(48.3)	—	(52.9)
Gain on sale of cost-basis investment	—	—	87.2	351.2	438.4	—	—	—	438.4
Change in interest gain	—	—	159.5	—	159.5	—	—	—	159.5
Provision for taxes on income	—	—	(110.0)	—	(110.0)	—	(190.4)	—	(300.4)
Minority interests in consolidated subsidiaries	—	—	(113.0)	0.1	(112.9)	(3.6)	—	—	(116.5)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.7)	(0.7)	1.0	1.6	—	1.9
Income from discontinued operations	—	—	—	—	—	—	—	22.5	22.5
Equity basis investments at September 30	—	—	0.5	0.9	1.4	6.4	23.8	—	31.6
Assets at September 30	330.6	36.7	6,456.4	6.6	6,463.0	686.9	2,407.1	685.0	10,242.0
Expenditures for segment assets	14.4	—	318.8	40.3	359.1	12.0	10.0	22.6	403.7

*	In the 2005 fourth quarter, the Company reassessed its reportable segments considering the increase in copper and molybdenum prices. Based upon our assessment, we are no longer separately disclosing Miami/Bisbee as an individual reportable segment. Segment information for 2005 has been revised to conform to the 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)
1. General Information
      The unaudited consolidated financial information of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our) presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by U.S. generally accepted accounting principles (GAAP). Therefore, this information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. This information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. The results of operations for the quarter and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.
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
      All references to shares of common stock and per share amounts for the quarter and nine months ended September 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)
      For comparative purposes, certain amounts for the quarter and nine months ended September 30, 2005, have been reclassified to conform to current period presentation.
2. Share-Based Compensation
      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite service period (generally the vesting period) for awards expected to vest. The Company elected to use the modified prospective method for adoption, which required compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The fair value of restricted stock is determined based on the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the requisite service period, net of estimated forfeitures. Under SFAS No. 123-R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123-R should be eliminated against the appropriate equity accounts upon adoption. Therefore, in the 2006 first quarter, we made an adjustment to beginning capital in excess of par value of $36.6 million with the offset to the contra-equity account. Prior to adoption, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we accounted for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in consolidated net income for stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

      The following table presents the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 for the quarter and nine months ended September 30, 2005:

(Unaudited; $ in millions except per share amounts)

2005
Third Quarter
Net income as reported	$366.1
Deduct:
Total compensation cost assuming fair value method for stock options, net of tax	(0.5)

Pro forma net income	$365.6

Basic earnings per common share:*
As reported	$1.86
Pro forma	$1.85
Diluted earnings per common share:*
As reported	$1.81
Pro forma	$1.80

(Unaudited; $ in millions except per share amounts)

Nine Months
Ended
September 30, 2005
Net income as reported	$1,435.1
Deduct:
Total compensation cost assuming fair value method for stock options, net of tax	(2.4)

Pro forma net income	$1,432.7

Basic earnings per common share:*
As reported	$7.37
Pro forma	$7.36
Diluted earnings per common share:*
As reported	$7.10
Pro forma	$7.09

*	Earnings per common share for the quarter and nine months ended September 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

(Unaudited)

	Nine Months Ended
	September 30,
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
      At September 30, 2006, 7,417,586 shares were available for option grants (including 3,256,018 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998 or 1993 plans.
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
      Stock option plans at December 31, 2005, and September 30, 2006, and changes for the first nine months of 2006 for the combined plans were as follows:

(Unaudited)

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2005*	1,111,174	$29.82
Granted	143,000	79.00
Exercised	(658,807)	26.81
Forfeited or expired	(38,476)	45.79

Outstanding at September 30, 2006	556,891	44.90

Exercisable at September 30, 2006	211,461	22.59

*	Outstanding shares and the weighted-average exercise price at December 31, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)

      At September 30, 2006, the aggregate intrinsic value of options outstanding was $21.9 million with a weighted-average remaining contractual term of 7.2 years, and the aggregate intrinsic value of options exercisable was $13.0 million with a weighted-average remaining contractual term of 5.0 years.

      Exercisable options by plan at September 30, 2006, were as follows:

(Unaudited)

		Weighted-Average
	Shares	Exercise Price
PD Plans
2003 Plan	14,987	$43.15
1998 Plan	190,984	20.71
1993 Plan	5,000	32.69
Cyprus Amax Plans	490	22.23

	211,461	22.59

      For the nine months ended September 30, 2006 and 2005, the weighted-average grant-date fair value of stock options granted was $28.91 per common share and $17.77 per common share, respectively, and the total intrinsic value of options exercised was $34.1 million and $70.2 million, respectively.
      The 2003 plan provides (and the 1993 and 1998 plan provided) for the award to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). At September 30, 2006, there were 1,551,385 shares of Restricted Stock outstanding and 3,256,018 shares available for award.
      Restricted Stock at December 31, 2005, and September 30, 2006, and changes for the first nine months of 2006 were as follows:

(Unaudited)

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	Price
Outstanding at December 31, 2005*	1,548,734	$36.62
Granted	297,440	78.22
Released	(122,443)	26.25
Forfeited	(172,346)	38.78

Outstanding at September 30, 2006	1,551,385	45.17

*	Outstanding shares and the weighted-average grant-date fair value price at December 31, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity for further discussion.)

      For the nine months ended September 30, 2006 and 2005, the weighted-average grant-date fair value of Restricted Stock was $78.22 per common share and $49.15 per common share, respectively. Restricted Stock generally becomes fully vested in five years. Although the 2006, 2005 and 2004 awards become fully vested in five years, a majority of the shares included in those awards have graded-vesting features in which a portion of the shares will vest on the third and fourth anniversaries of the award. For the nine months ended September 30, 2006 and 2005, the total fair value of shares released or vested was $9.7 million and $10.3 million, respectively.
      Compensation cost for the stock option and restricted stock plans in the 2006 and 2005 third quarters was $5.4 million and $3.2 million, respectively (included as selling and general administrative expense in the Consolidated Statement of Income). For the 2006 and 2005 third quarters, the total tax benefit recognized was $1.4 million and $0.8 million, respectively. For the nine months ended September 30, 2006 and 2005, compensation cost was $18.1 million and $9.2 million, respectively. For the nine months ended September 30, 2006 and 2005, the total income tax benefit recognized was $4.4 million and $2.2 million, respectively. At September 30, 2006, there was $42.0 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.
      In the 2006 and 2005 third quarters, cash received from option exercises under all share-based payment arrangements was $0.7 million and $20.6 million, respectively, and the actual tax benefit realized for the tax deductions for share-based payment arrangements totaled $1.1 million and $4.6 million, respectively.
      For the nine months ended September 30, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was $17.7 million and $56.0 million, respectively, and the actual tax benefit realized for the tax deductions for share-based payment arrangements totaled $10.1 million and $14.6 million, respectively.
3. Divestitures
Columbian Chemicals Company
      On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korea-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006, resulting in net sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign-held cash and net of approximately $27 million in taxes and related expenses). As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
      The transaction resulted in net charges of $124.5 million ($72.9 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount, $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $29.7 million ($30.3 million after-tax) was recognized for the first nine months of 2006, which consisted of a loss on disposal of $15.4 million ($14.7 million after-tax), transaction and employee-related costs of $14.3 million (before and after taxes) and a deferred income tax benefit reduction of $1.3 million.

      The following table details selected financial information, which has been reported as discontinued operations for the quarters and nine months ended September 30, 2006 and 2005:

(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Sales and other operating revenues	$—	180.8

Income from discontinued operations before taxes and loss on disposal	$—	10.3
Loss on disposal	(0.2)	—
Provision for taxes on income	(0.9)	(4.3)

Income (loss) from discontinued operations	$(1.1)	6.0

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Sales and other operating revenues	$179.8	546.4

Income from discontinued operations before taxes and loss on disposal	$17.0	36.5
Loss on disposal	(29.7)	—
Provision for taxes on income	(5.0)	(14.0)

Income (loss) from discontinued operations	$(17.7)	22.5

      We have not separately identified cash flows from discontinued operations for the quarters and nine months ended September 30, 2006 and 2005, in the Company’s Consolidated Statement of Cash Flows.
Magnet Wire North America
      On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all of its North American magnet wire assets, including certain copper inventory, to Rea. The transaction was completed on February 10, 2006, resulting in net sales proceeds of approximately $132 million (net of approximately $10 million in taxes and related expenses).
      The transaction resulted in total special, net charges of $18.3 million ($15.8 million after-tax). Of this amount, $13.2 million ($10.7 million after-tax) was recognized in the 2005 fourth quarter, which consisted of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their estimated fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax). An additional $5.1 million (before and after taxes) was recognized for the first nine months of 2006, which consisted of a loss on disposal of $1.0 million ($2.0 million after-tax) and transaction and employee related costs of $4.1 million ($3.1 million after-tax).
      The North American magnet wire asset sale did not meet the criteria for classification as discontinued operations as the Company is continuing to supply Rea with copper rod.
High Performance Conductors of SC & GA, Inc.
      On March 4, 2006, Phelps Dodge entered into an agreement to sell HPC to IWG. Under the agreement, IWG purchased the stock of HPC, as well as certain copper inventory. The agreement also includes a contingent payment of up to $3 million based on HPC’s 2006 results. The transaction was completed on March 31, 2006. During the 2006 third quarter, net sales proceeds, including settlement of negotiated working capital items, were finalized, which resulted in total net sales proceeds, exclusive of the contingent payment, of approximately $48 million (net of approximately $4 million in taxes and related expenses).
      The transaction resulted in total special, net charges of $3.9 million ($4.7 million after-tax), which were recognized in the first nine months of 2006 and consisted of a loss on disposal of $1.0 million ($1.8 million after-tax) and transaction and employee-related costs of $2.9 million (before and after taxes).
      The HPC sale did not meet the criteria for classification as discontinued operations as the Company is continuing to supply IWG with copper rod and certain copper alloys.
4. Special Items and Provisions, Net
      Following is supplemental information regarding special items and provisions, net, included in operating income that management believes should be separately disclosed to assist in the understanding of the financial performance of the Company and the comparability of its results. This supplemental information is not a substitute for any U.S. GAAP measure. Such special items and provisions are primarily unpredictable and atypical of the Company’s operations in a given period. In certain instances, certain transactions such as restructuring costs, asset impairment charges, certain asset disposals or certain legal matters are reflected as special items as they are not considered to be representative of the normal course of business. Additionally, environmental provisions and recoveries are included due to their nature and the impact of these amounts on comparisons between periods. In addition, management measures the performance of its reportable segments excluding special items. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdictions, including provision for a valuation allowance, if warranted.

      The following table summarizes the pre-tax special items and provisions, net, included in operating income for the quarter and nine months ended September 30, 2006:

		Nine Months
	2006	Ended
	Third Quarter	September 30, 2006
PDMC –
Environmental provisions, net	$(9.9)	(29.5)
Environmental insurance recoveries, net	(0.1)	(0.2)
Historical legal matters	7.0	6.8

	(3.0)	(22.9)

PDI –
Asset impairment charges	(5.6)	(5.6)
Dissolution of international wire and cable entity	(1.2)	(1.2)
Sale of North American magnet wire assets:
Loss on disposal	(1.2)	(1.0)
Transaction and employee-related costs	0.6	(4.1)
Sale of HPC:
Gain (loss) on disposal	0.5	(1.0)
Transaction and employee-related costs	(0.2)	(2.9)

	(7.1)	(15.8)

Corporate and Other –
Environmental provisions, net	(19.5)	(21.6)
Environmental insurance recoveries, net	0.1	0.2
Asset impairment charges	(2.8)	(2.8)
Historical legal matters	(0.2)	(0.2)
Sale of non-core real estate	—	0.5

	(22.4)	(23.9)

	$(32.5)	(62.6)

      For the quarter and nine months ended September 30, 2006, net charges for environmental provisions of $29.4 million and $51.1 million ($22.3 million and $38.8 million after-tax), respectively, were recognized. (Refer to Note 6, Environmental, and Reclamation and Closure Matters, for further discussion of environmental matters.)
      On February 10, 2006, Phelps Dodge completed the sale of substantially all its North American magnet wire assets to Rea. In connection with the transaction, we recognized charges of $5.1 million (before and after taxes) for the nine months ended September 30, 2006, which consisted of a loss on disposal of $1.0 million ($2.0 million after-tax) and transaction and employee-related costs of $4.1 million ($3.1 million after-tax). (Refer to Note 3, Divestitures, for further discussion.)
      On March 31, 2006, Phelps Dodge completed the sale of HPC to IWG. In connection with the transaction, we recognized charges of $3.9 million ($4.7 million after-tax) for the nine months ended September 30, 2006, which consisted of a loss on disposal of $1.0 million ($1.8 million after-tax) and transaction and employee-related costs of $2.9 million (before and after taxes). (Refer to Note 3, Divestitures, for further discussion.)
      In the 2006 third quarter, Phelps Dodge International Corporation (PDIC) recognized asset impairment charges of $5.6 million (before and after taxes), which were determined through an assessment of fair market value based on projected cash flows.
      In the 2006 third quarter, asset impairment charges of (i) $2.0 million ($1.5 million after-tax) were recognized for our El Paso, Texas, magnet wire facility, which ceased operations in the 2004 fourth quarter, and (ii) $0.8 million ($0.6 million after-tax) for our Laurinburg, North Carolina, magnet wire facility, which was permanently closed in the 2003 fourth quarter. These impairments were determined through an assessment of fair market value as determined by an independent appraisal.
      In the 2006 third quarter, PDIC recognized a net charge of $1.2 million (before and after taxes) for the dissolution of a telephone cable operation in El Salvador.
      For the nine months ended September 30, 2006, net gains of $6.6 million ($5.0 million after-tax) were recognized for legal matters. These gains included $7.0 million ($5.3 million after-tax) for settlement of an historical Cyprus Amax Minerals Company lawsuit in the 2006 third quarter.
      The following table summarizes the pre-tax special items and provisions, net, included in operating income for the quarter and nine months ended September 30, 2005:

		Nine Months
	2005	Ended
	Third Quarter	September 30, 2005
PDMC –
Environmental provisions, net	$(8.7)	(24.4)
Environmental insurance recoveries, net	(0.1)	(1.2)
Asset impairment charges	—	(419.1)
Historical legal matters	0.3	15.3

	(8.5)	(429.4)

PDI –
Environmental provisions, net	(0.1)	(0.1)
Asset impairment charges	(2.0)	(2.4)
Restructuring programs/closures	0.3	(0.8)

	(1.8)	(3.3)

Corporate and Other –
Environmental provisions, net	(34.4)	(54.1)
Environmental insurance recoveries, net	0.1	1.2
Historical legal matters	(0.4)	4.3

	(34.7)	(48.6)

	$(45.0)	(481.3)

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
      With future Morenci copper concentrate production being fed into the concentrate-leach facility, the operating smelter in Miami, Arizona, will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at our operations in the southwestern United States. Accordingly, the Chino smelter located near Hurley, New Mexico, which had been on care-and-maintenance status since 2002, was permanently closed and demolition initiated. With the closing of the Chino smelter, we had unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, our refinery in El Paso, Texas, continues to operate. The El Paso refinery is more than twice the size of our refinery in Miami, Arizona, and has sufficient capacity to refine all anodes expected to be produced from our operations in the southwestern United States given the changes brought by the above-mentioned Morenci project. Accordingly, the Miami refinery, which had been on care-and-maintenance status since 2002, was permanently closed. As a result of the decision to close the Chino smelter and the Miami refinery, we recorded asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
      The steps being taken at Morenci also impacted our Tyrone and Cobre mines in New Mexico. The Tyrone mine had been partially curtailed since 2003, while activities at the Cobre mine were suspended in 1999, with the exception of limited mining activities. Future economics of these mines will be affected by significantly higher acid costs resulting from their inability to obtain low-cost acid from the Chino smelter. These factors caused Phelps Dodge to reassess the recoverability of the long-lived assets at both the Tyrone and Cobre mines. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable and that asset impairment charges were required.
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

      Cobre’s impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs. Previously, Cobre’s operating plan was based on lower-cost acid from the Chino smelter. However, upon the decision to close the Chino smelter, the long-term operating plan reflected that Cobre would have to obtain acid from third-party sources (an increase from approximately $25 per ton to $60 per ton). Additionally, the closure of the Chino smelter would require Cobre to transport its concentrates longer distances to the Miami smelter at approximately $23 per ton and overseas to third parties at approximately $85 per ton for processing versus concentrate freight charges of approximately $15 per ton transported to the Chino smelter. In addition, as a result of the Chino smelter being permanently closed, the charges reflected estimated higher restart and operating costs of running the Cobre mill. Additionally, the cost for building a tailing pipeline from Cobre to the Chino mine increased based upon a detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station and (iii) a larger pipe size. The higher estimated restart and operating costs associated with running the Cobre mill and the increased costs for building a tailing pipeline from Cobre to the Chino mine were used only for our analysis of projected cash flows and resulted in the Cobre millable reserves no longer being economical at our long-term copper price and costs forecasts. Accordingly, the current development plan does not include the operation of the Cobre mill.
      For the quarter and nine months ended September 30, 2005, net charges for environmental provisions of $43.2 million and $78.6 million ($33.1 million and $60.0 million after-tax), respectively, were recognized.
      For the nine months ended September 30, 2005, Phelps Dodge Magnet Wire recorded special, pre-tax charges of $2.4 million ($1.9 million after-tax) for asset impairments. This included an impairment charge of (i) $2.0 million ($1.6 million after-tax) recognized in the 2005 third quarter at our El Paso, Texas, magnet wire facility, which ceased operations during the 2004 fourth quarter, and (ii) $0.4 million ($0.3 million after-tax) recognized in the 2005 second quarter at our Laurinburg, North Carolina, magnet wire facility, which was permanently closed in the 2003 fourth quarter. The amounts of these asset impairments were determined through an assessment of fair market value as determined by independent appraisals.
      For the nine months ended September 30, 2005, net pre-tax charges of $0.8 million (net zero after-tax) were recognized for Phelps Dodge Magnet Wire’s restructuring programs and facility closures. (Refer to the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion.)
      For the nine months ended September 30, 2005, net pre-tax gains of $19.6 million ($15.7 million after-tax) were recognized for legal matters. These gains included $14.8 million ($11.2 million after-tax) of net settlements on historical legal matters, an adjustment of $3.6 million (before and after taxes) related to an historical Cyprus Amax Minerals Company lawsuit and a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters.
5. New Accounting Pronouncements
      In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 158 will have on our financial reporting and disclosures.
      In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.
      In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 will have on our financial reporting and disclosure requirements.
      In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests on securitized financial assets so that similar instruments are accounted for similarly regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.
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
      In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1/124-1). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP 115-1/124-1 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
      In September 2005, FASB ratified the consensus reached by the EITF on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus concluded that two or more legally separate exchange transactions with the same counterpart should be combined and considered as a single arrangement for accounting purposes, if they are entered into “in contemplation” of one another. The EITF also reached a consensus that nonmonetary exchanges of inventory within the same business should be recognized at fair value. The adoption of EITF Issue No. 04-13 in the 2006 second quarter did not have a material impact on our financial reporting and disclosures.
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
6. Environmental, and Reclamation and Closure Matters
      At September 30, 2006, and December 31, 2005, environmental reserves totaled $376.8 million and $367.9 million, respectively, for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.
      The following table summarizes our environmental reserve activities for the quarter and nine months ended September 30, 2006:

(Unaudited; $ in millions)

		Nine Months
	2006	Ended
	Third Quarter	September 30, 2006
Balance, beginning of period	$366.8	367.9
Additions to reserves*	34.4	61.3
Reductions in reserve estimates	(1.6)	(1.6)
Spending against reserves	(22.8)	(50.8)

Balance, end of period	$376.8	376.8

*	The quarter and nine months ended September 30, 2006, included $3.3 million and $8.5 million, respectively, associated with a cash settlement to Phelps Dodge with potentially responsible parties that was not charged to expense.

      The site currently considered to be most significant is the Pinal Creek site near Miami, Arizona, where $103.5 million remained in the environmental reserve at September 30, 2006. Phelps Dodge Miami, Inc. and the other Pinal Creek Group (PCG) members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other PCG members settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has been postponed due to a discovery dispute and related orders and appeals and has not yet been rescheduled.
      At September 30, 2006, the cost range for reasonably possible outcomes for all reservable remediation sites (including Pinal Creek’s estimate of approximately $93 million to $206 million) was estimated to be from approximately $331 million to $630 million (of which $377 million has been reserved).
      Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At September 30, 2006, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was estimated to be from approximately $3 million to approximately $17 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
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
      The following tables summarize our asset retirement obligations and asset retirement cost activities for the quarter and nine months ended September 30, 2006:

Asset Retirement Obligations
(Unaudited; $ in millions)

		Nine Months
	2006	Ended
	Third Quarter	September 30, 2006
Balance, beginning of period	$386.7	398.4
New liabilities during the period	1.4	3.9
Accretion expense	6.5	19.6
Payments	(20.0)	(45.5)
Revisions in estimated cash flows	—	(1.8)

Balance, end of period	$374.6	374.6

Asset Retirement Costs
(Unaudited; $ in millions)

		Nine Months
	2006	Ended
	Third Quarter	September 30, 2006
Gross balance, beginning of period	$199.9	199.2
New assets during the period	1.4	3.9
Revisions in estimated cash flows	—	(1.8)

Gross balance, end of period	201.3	201.3
Less accumulated depreciation, depletion and amortization	97.0	97.0

Balance, end of period	$104.3	104.3

      We have estimated that our share of the total cost of AROs, including anticipated future disturbances and excluding cumulative payments, as of September 30, 2006, aggregated approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $1 billion remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
      In December 2005, the Company established a trust dedicated to funding our global environmental reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At September 30, 2006, and December 31, 2005, the fair value of the trust assets was approximately $507 million and $191 million, respectively, of which approximately $96 million was legally restricted at September 30, 2006.
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
      Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has postponed the hearing on the Chino closure permit pending a report by the parties regarding settlement discussions. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. Tyrone appealed the WQCC’s decision to the Court of Appeals, and on June 15, 2006, the Court of Appeals overturned two conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari filed by other parties. The case will be remanded by the Court of Appeals to the WQCC for further proceedings. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance, within the next few months.
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
      The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $395 million for Chino, $439 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to an NPV basis to determine the amount of financial assurance required for each facility. The current financial assurance amounts are $192 million for Chino, $271 million for Tyrone and $29 million for Cobre. In addition, Hidalgo has provided financial assurance for approximately $11 million under the terms of its existing discharge permit.
      Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the guarantees require Phelps Dodge to meet certain financial tests that, in part, require Phelps Dodge to maintain an investment-grade corporate credit rating. Phelps Dodge’s senior unsecured debt currently carries an investment-grade credit rating. In the event of a ratings downgrade below investment-grade, some additional portion of the financial assurance would have to be provided in a different form. The balance of the financial assurance (approximately 30 percent) is provided in the form of trust funds, real estate collateral, surety bonds and letters of credit.
      The Company estimates its total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $287 million for Chino, $354 million for Tyrone and $41 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. The above cost estimates do not include cumulative payments through September 30, 2006. These estimates are lower than the estimated costs used as the basis for financial assurance amounts due to the factors discussed above, and reflect our internal cost estimate. Our cost estimates, on a third-party cost basis used to determine the fair value of our closure and closeout accrual for SFAS No. 143, totaled approximately $395 million for Chino, $460 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). Tyrone’s cost estimate includes approximately $21 million of net costs in addition to the financial assurance cost estimate that primarily relates to an increased scope of work for the tailing, stockpiles and other projects, and updated estimates for actual closure expenditures incurred. Cobre’s cost estimate includes approximately $2 million of costs in addition to the financial assurance cost estimate primarily for increased scope of work for stockpiles and characterization studies. At September 30, 2006, we had accrued approximately $68 million for Chino, $163 million for Tyrone, $5 million for Cobre and $5 million for Hidalgo. By comparison, at December 31, 2005, we had accrued approximately $65 million for Chino, $186 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo.
      During 2006, Tyrone continued certain closure activities, including completion of a project to remove a portion of the 1C stockpile and initiating reclamation of the adjacent stockpile area. Additionally, Tyrone continued accelerated reclamation of tailing impoundments located in Mangas Valley, including completion of reclamation of one tailing impoundment. Through September 30, 2006, approximately $67 million has been spent on these actions, including approximately $21 million on the 1C stockpile. In 2005, Tyrone submitted an application to reduce the required amount of financial assurance by $32 million to reflect the completion of the 1C stockpile removal project and 2005 legislation that eliminated a requirement to include New Mexico gross receipts tax in the cost estimates used for financial assurance. On December 12, 2005, the state concurred with the reduction and Tyrone is currently negotiating changes in financial assurance with the state.

      In December 1994, Chino entered into an Administrative Order on Consent (AOC) with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigations began in 1995 and are still under way, although substantial portions of the remedial investigations are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. Chino has begun remediating residential yards in the town of Hurley after agreement was reached with NMED on cleanup levels. NMED has not yet issued a record of decision regarding any additional remediation that may be required under the AOC. As of September 30, 2006, the Company’s estimated cost for all aspects of the AOC is approximately $23 million. In addition to work under the AOC, Chino has implemented projects to control blowing dust from tailing impoundments. Chino continues work on excavating and removing copper-bearing material from an area known as “Lake One” for copper recovery in existing leach stockpiles at the mine. As of September 30, 2006, the Company’s estimated cost for the remaining work at Lake One is approximately $5 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, is approximately $33 million at September 30, 2006.
Significant Changes in International Closure and Reclamation Programs
      Sociedad Minera Cerro Verde S.A.A.
      On August 15, 2005, the Peruvian Ministry of Energy and Mines published the final regulation associated with the Mine Closure Law. The regulation required companies to submit closure plans for existing projects within one year after August 15, 2005, and for new projects within one year after approval of the Environment Impact Statement. Additionally, the regulation sets forth the financial assurance requirements, including guidance for calculating the estimated cost and the types of financial assurance instruments that can be utilized.
      In accordance with the new regulation, Cerro Verde submitted its closure plan on August 14, 2006. Cerro Verde is also in the process of determining its financial assurance obligations associated with the new regulation. Based on the submitted closure plan’s scope of work, the revised site-wide cost estimate is approximately $80 million (undiscounted, unescalated and on a third-party cost basis). At both September 30, 2006, and December 31, 2005, Cerro Verde had accrued closure costs of approximately $5 million.
      Other
      On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At September 30, 2006, and December 31, 2005, we had accrued closure costs of approximately $23 million and $20 million, respectively, for our Chilean operations.
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

(Unaudited; $ in millions except per share amounts)

	Third Quarter
	2006	2005
Basic Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$889.1	360.1
Income (loss) from discontinued operations	(1.1)	6.0

Net income applicable to common shares	$888.0	366.1

Denominator:
Weighted average common shares outstanding*	202.5	197.2

Basic earnings per common share:*
Income from continuing operations	$4.39	1.83
Income (loss) from discontinued operations	(0.01)	0.03

Basic earnings per common share	$4.38	1.86

Diluted Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$889.1	360.1
Income (loss) from discontinued operations	(1.1)	6.0

Net income applicable to common shares	$888.0	366.1

Denominator:
Weighted average common shares outstanding*	202.5	197.2
Weighted average employee stock options*	0.2	0.6
Weighted average restricted stock issued to employees*	0.8	0.8
Weighted average mandatory convertible preferred shares*	—	4.1

Total weighted average common shares outstanding*	203.5	202.7

Diluted earnings per common share:*
Income from continuing operations	$4.37	1.78
Income (loss) from discontinued operations	(0.01)	0.03

Diluted earnings per common share	$4.36	1.81

(Unaudited; $ in millions except per share amounts)

	Nine Months Ended
	September 30,
	2006	2005
Basic Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$1,711.2	1,412.6
Income (loss) from discontinued operations	(17.7)	22.5

Net income	1,693.5	1,435.1
Preferred stock dividends	—	(6.8)

Net income applicable to common shares	$1,693.5	1,428.3

Denominator:
Weighted average common shares outstanding*	202.3	193.7

Basic earnings per common share:*
Income from continuing operations	$8.46	7.26
Income (loss) from discontinued operations	(0.09)	0.11

Basic earnings per common share	$8.37	7.37

Diluted Earnings Per Common Share Computation
Numerator:
Income from continuing operations	$1,711.2	1,412.6
Income (loss) from discontinued operations	(17.7)	22.5

Net income applicable to common shares	$1,693.5	1,435.1

Denominator:
Weighted average common shares outstanding*	202.3	193.7
Weighted average employee stock options*	0.2	0.8
Weighted average restricted stock issued to employees*	0.9	0.8
Weighted average mandatory convertible preferred shares*	—	6.9

Total weighted average common shares outstanding*	203.4	202.2

Diluted earnings per common share:*
Income from continuing operations	$8.42	6.99
Income (loss) from discontinued operations	(0.09)	0.11

Diluted earnings per common share	$8.33	7.10

*	Weighted average shares outstanding and earnings per common share for the quarter and nine months ended September 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, for further discussion.)

9. Provision for Taxes on Income
      The Company’s income tax provision from continuing operations for the 2006 third quarter resulted from taxes on earnings at international operations ($194.9 million) and U.S. operations ($180.4 million), including benefits from the release of valuation allowances ($0.5 million).
      The Company’s income tax provision from continuing operations for the nine months ended September 30, 2006, resulted from taxes on earnings at international operations ($569.5 million) and U.S. operations ($254.3 million), including benefits from the release of valuation allowances ($7.4 million).
      The release in our domestic valuation allowances for the quarter and nine months ended September 30, 2006, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss carryforwards.
      Phelps Dodge provides reserves for various unresolved tax issues. During the 2006 first quarter, certain of these issues were favorably resolved, resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $10 million.
      In addition, during January 2006, a change in Arizona tax law impacting the apportionment of income became effective resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $6 million.
      The difference between our effective income tax rate of approximately 27 percent for the nine months ended September 30, 2006, and the U.S. federal statutory rate of 35 percent primarily was due to percentage depletion deductions for regular tax purposes in the United States and Peruvian reinvestment deductions associated with the Cerro Verde mine expansion.
      The Company’s income tax provision from continuing operations for the 2005 third quarter resulted from taxes on earnings at U.S. operations ($57.0 million), including recognition of valuation allowances ($34.1 million), and taxes on earnings at international operations ($47.3 million), including benefits from the release of valuation allowances ($0.9 million).
      The Company’s income tax provision from continuing operations for the nine months ended September 30, 2005, resulted from taxes on earnings at U.S. operations ($179.2 million), including recognition of valuation allowances ($2.2 million), and taxes on earnings at international operations ($121.2 million), including recognition of valuation allowances ($0.6 million).
      The difference between our effective income tax rate of approximately 16 percent for the nine months ended September 30, 2005, and the U.S. federal statutory rate of 35 percent primarily was due to (i) percentage depletion deductions for regular tax purposes in the United States, (ii) a portion of the gain on the sale of our Southern Peru Copper Corporation (SPCC) investment being offset by previously unrecognized capital loss carryovers, (iii) the extraterritorial income exclusion associated with foreign molybdenum sales, (iv) Peruvian reinvestment benefits resulting from the Cerro Verde mine expansion and (v) deferred income taxes not being provided on the change in interest gain from the Cerro Verde stock issuance, as we expected to permanently reinvest our portion of the proceeds in that entity.
      Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that approximately $800 million of its sulfide expansion project qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment or up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four-year period from 2004 through 2007, which could be extended at the discretion of the Mining Authority for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. Based on qualified earnings for the first nine months of 2006, Cerro Verde recorded a current reinvestment benefit of approximately $72 million and a deferred tax benefit of approximately $21 million. At September 30, 2006, Cerro

Verde had a total deferred tax asset of approximately $63 million associated with its sulfide expansion project.
10. Accounting for Derivative Instruments and Hedging Activities
      We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange, and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at period end. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005, for further discussion of our derivative instruments.
      Phelps Dodge entered into programs to protect a portion of its expected copper production by purchasing zero-premium copper collars (consisting of put options and call options) and copper put options. The copper collars and copper put options are settled on an average London Metal Exchange (LME) pricing basis for their respective hedge periods. The copper collar put options and purchased copper put options are settled monthly for 2006 and annually for 2007; all of the copper collar call options are settled annually. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
      The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2006 and 2007:

(Unaudited)

	2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	564	486
Average LME put strike price (floor) per pound	$0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.632	2.002
Associated pre-tax gains (charges) for the 2006 third quarter (A):
Intrinsic value component (in millions)	$(52)	(120)
Time value component (in millions)	$—	27
Associated pre-tax gains (charges) for the nine months ended September 30, 2006 (A):
Intrinsic value component (in millions)	$(669)	(584)
Time value component (in millions)	$13	28

Copper Put Options:
Pounds of copper put options purchased (in millions)	564	730
Average LME put strike price per pound	$0.950	0.950
Premium cost per pound	$0.020	0.023
Associated pre-tax charges for the 2006 third quarter (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	—
Associated pre-tax charges for the nine months ended September 30, 2006 (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	(3)

(A)	The 2006 unrealized pre-tax charges resulted from the 2006 LME price average of $3.105 per pound exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options, including amounts recognized in 2005, were approximately $831 million, primarily reflecting intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME price average of $3.285 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005, were approximately $608 million, consisting of approximately $584 million for the intrinsic value component and approximately $7 million for the time value component, with the remainder for put option premiums.

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
      During the quarter and nine months ended September 30, 2006, we reclassified approximately $1.1 million and $9.7 million, respectively, from other comprehensive income to the Consolidated Statement of Income primarily as a result of our international metal swap contracts.
      During the quarter and nine months ended September 30, 2005, we reclassified approximately $5.0 million and $6.6 million, respectively, of other comprehensive income to the Consolidated

Statement of Income primarily as a result of our domestic energy (diesel fuel and natural gas) price protection contracts.
11. Pension and Postretirement Benefits
      The following tables present the components of net periodic benefit cost for pension benefits and postretirement benefits for the quarters and nine months ended September 30, 2006 and 2005:

Pension Benefits
(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Service cost – benefits earned during the period	$5.6	7.1
Interest cost on benefit obligation	17.5	18.6
Expected return on plan assets	(25.9)	(21.6)
Amortization of prior service cost	0.7	0.9
Amortization of actuarial loss	4.4	3.5
Curtailment and special retirement benefits	—	0.1

Net periodic benefit cost	$2.3	8.6

	Nine Months Ended
	September 30,
	2006	2005
Service cost – benefits earned during the period	$16.7	21.1
Interest cost on benefit obligation	52.6	55.9
Expected return on plan assets	(77.8)	(64.7)
Amortization of prior service cost	2.0	2.5
Amortization of net actuarial loss	13.4	10.6
Curtailment and special retirement benefits	0.5	0.1

Net periodic benefit cost	$7.4	25.5

Postretirement Benefits
(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Service cost – benefits earned during the period	$0.3	1.1
Interest cost on benefit obligation	3.6	5.1
Expected return on plan assets	(1.7)	—
Amortization of prior service (benefit) cost	(0.7)	0.1
Recognized net actuarial (gain) loss	(0.2)	0.3

Net periodic benefit cost	$1.3	6.6

	Nine Months Ended
	September 30,
	2006	2005
Service cost – benefits earned during the period	$0.9	3.3
Interest cost on benefit obligation	10.8	14.7
Expected return on plan assets	(5.2)	(0.1)
Amortization of prior service (benefit) cost	(1.9)	0.2
Recognized net actuarial (gain) loss	(0.6)	0.3
Special retirement benefits	(0.3)	—

Net periodic benefit cost	$3.7	18.4

      On July 13, 2005, Phelps Dodge made a cash contribution of $250 million to certain U.S. pension plans.
      Our pension expense in the 2006 third quarter was $2.3 million, compared with $8.6 million in the 2005 third quarter. The decrease of $6.3 million was primarily due to (i) an increase in the expected return on plan assets ($4.3 million) associated with the July 2005 contribution, (ii) a decrease in service costs ($1.5 million) resulting from updated actuarial assumptions and (iii) a decrease in interest costs ($1.1 million) resulting mostly from the sale of Columbian Chemicals; partially offset by higher amortization of actuarial losses ($0.9 million) resulting from a decrease in the expected future working lifetime of employees due to updated withdrawal assumptions.
      Our pension expense for the nine months ended September 30, 2006, was $7.4 million, compared with $25.5 million in the corresponding 2005 period. The decrease of $18.1 million was primarily due to (i) an increase in the expected return on plan assets ($13.1 million) associated with the July 2005 contribution, (ii) a decrease in service costs ($4.4 million) resulting from updated actuarial assumptions and (iii) a decrease in interest costs ($3.3 million) resulting mostly from the sale of Columbian Chemicals; partially offset by higher amortization of actuarial losses ($2.8 million) resulting from a decrease in the expected future working lifetime of employees due to updated withdrawal assumptions.
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
      Our postretirement expense in the 2006 third quarter was $1.3 million, compared with $6.6 million in the 2005 third quarter. The decrease of $5.3 million was primarily due to (i) an increase in the expected return on plan assets ($1.7 million) associated with the December 2005 contribution, (ii) lower interest costs ($1.5 million) and service costs ($0.8 million) resulting from updated actuarial assumptions and the sale of Columbian Chemicals and HPC and (iii) amortization of prior service cost ($0.8 million) resulting from a plan amendment.
      Our postretirement expense for the nine months ended September 30, 2006, was $3.7 million, compared with $18.4 million in the corresponding 2005 period. The decrease of $14.7 million was primarily due to (i) an increase in expected return on plan assets ($5.1 million) associated with the December 2005 contribution, (ii) lower interest costs ($3.9 million) and service costs ($2.4 million) resulting from updated actuarial assumptions and the sale of

Columbian Chemicals and HPC and (iii) amortization of prior service cost ($2.1 million) resulting from a plan amendment.
12. Debt and Other Financing
      On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA – as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At September 30, 2006, there was a total of approximately $73 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at September 30, 2006, amounted to approximately $1.0 billion, of which approximately $227 million could be used for additional letters of credit.
      On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in an overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine. At September 30, 2006, and December 31, 2005, our Cerro Verde copper mine, in which we own a 53.6 percent equity interest, had outstanding project-financed debt under these facilities of $112.0 million and $20.0 million, respectively. (Refer to Note 14, Debt and Other Financing, to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on the Cerro Verde debt-financing facilities.)
      On April 17, 2006, the National Supervisory Commission of Companies and Securities of the Republic of Peru authorized the registration of a series of bonds to be issued through one or more offerings by Cerro Verde in an aggregate principal amount of up to $250 million, with the issuance of the first series of bonds in the aggregate principal amount of up to $90 million. On April 27, 2006, the first series of bonds was issued for total proceeds of $90.0 million, which was used to fund the Cerro Verde expansion project. The issuance of these bonds reduced, dollar-for-dollar, the $90 million stand-by facility included in the $450 million debt-financing facilities. Any further issuance of bonds would require the consent of the Senior Facility Lenders in accordance with the Master Participation Agreement.
      In September 2006, Cerro Verde notified the Senior Facility Lenders that it would reduce loan commitments by $138 million so that total borrowings would not exceed $312 million, including the $90.0 million of local bonds issued in April 2006 and $112.0 million of outstanding project-financed debt at September 30, 2006. The reduction in loan commitments became effective on October 11, 2006.
      In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
13. Gain on Sale of Cost-Basis Investment
      On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a 2005 second quarter pre-tax gain of $438.4 million ($388.0 million after-tax).
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
      In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V., Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a 2005 second quarter pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. is being used to partially finance the approximate $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde.
15. Shareholders’ Equity
Stock Split
      On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006, and increased the number of shares outstanding to approximately 203.7 million from approximately 101.9 million. The par value of Phelps Dodge’s common stock remains at $6.25 per share. All references to shares of common stock and per common share amounts for the quarter and nine months ended September 30, 2005, have been retroactively adjusted to reflect the two-for-one stock split, except for the Consolidated Statement of Shareholders’ Equity that reflects the stock split by reclassifying from Capital in Excess of Par Value to Common Shares an amount equal to the par value of the additional shares issued to effect the stock split. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006.
16. Inco Termination Fee
      On June 25, 2006, Phelps Dodge, Inco Ltd. (Inco) and Falconbridge Ltd. (Falconbridge) entered into a Combination Agreement (the Agreement). On July 28, 2006, as the minimum tender condition of 50.01 percent of Falconbridge common shares had not been satisfied, Inco elected to terminate its offer for Falconbridge, and on September 5, 2006, Phelps Dodge and Inco agreed to terminate the Agreement.
      In connection with terminating the Agreement, Phelps Dodge received a gross termination fee of $125 million in cash ($82.3 million net of expenses). This transaction resulted in a 2006 third quarter net gain of $82.3 million ($62.5 million after-tax), which is included as miscellaneous income and expense, net, in the Consolidated Statement of Income. Inco has agreed to pay an additional $350 million if it consummates a change-of-control transaction on or prior to September 7, 2007.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      The financial information as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), the Company’s independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included below.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Phelps Dodge Corporation:
      We have reviewed the accompanying consolidated balance sheet of Phelps Dodge Corporation and its subsidiaries as of September 30, 2006, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2006. This interim financial information is the responsibility of the Company’s management.
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
October 23, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The U.S. securities laws provide a “safe harbor” for certain forward-looking statements. This quarterly report contains forward-looking statements that express expectations of future events or results. All statements based on future expectations rather than historical facts are forward-looking statements that involve a number of risks and uncertainties, and Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our) cannot give assurance that such statements will prove to be correct.
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
      Refer to Note 1, General Information, to our unaudited September 30, 2006, Consolidated Financial Information for a discussion of our consolidation policy.
RESULTS OF OPERATIONS
Consolidated Financial Results
      As discussed in Note 3, Divestitures, to our unaudited September 30, 2006, Consolidated Financial Information, on November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). The transaction was completed on March 16, 2006. As a result of this transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. Note that the results of discontinued operations are not necessarily indicative of the results of Columbian on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results are based on results from continuing operations.
      All per share amounts for the quarter and nine months ended September 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited September 30, 2006, Consolidated Financial Information for further discussion.)
      All references to earnings or losses per common share are based on diluted earnings or losses per common share.
(Unaudited; $ in millions except per share amounts)

	Third Quarter
	2006	2005
Sales and other operating revenues	$3,458.3	2,179.0
Operating income	$1,334.0	560.3
Minority interests in consolidated subsidiaries	$(206.0)	(51.6)
Income from continuing operations	$889.1	360.1
Income (loss) from discontinued operations	$(1.1)	6.0
Net income	$888.0	366.1

Basic earnings per common share:*
Income from continuing operations	$4.39	1.83
Income from discontinued operations	(0.01)	0.03

Basic earnings per common share	$4.38	1.86

Diluted earnings per common share:*
Income from continuing operations	$4.37	1.78
Income from discontinued operations	(0.01)	0.03

Diluted earnings per common share	$4.36	1.81

*	Earnings per common share for the 2005 third quarter have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited September 30, 2006, Consolidated Financial Information for further discussion.)
      The Company had consolidated net income for the 2006 third quarter of $888.0 million, or $4.36 per common share, including an after-tax charge of $110.5 million, or 54 cents per common share, for mark-to-market accounting adjustments on our 2006 and 2007 copper collars and copper put options. Also included in 2006 third quarter consolidated net income were special, net gains of $34.8 million, or 17 cents per common share, after taxes. In the 2005 third quarter, consolidated net income was $366.1 million, or $1.81 per common share, including special, net losses from continuing operations of $75.8 million, or 37 cents per common share, after taxes. Included in 2005 third quarter consolidated net income was income from discontinued operations of $6.0 million, or 3 cents per common share.
      The $529.0 million increase in income from continuing operations in the 2006 third quarter, compared with the 2005 third quarter primarily was due to (i) the effects of higher average copper prices (approximately $1.1 billion), (ii) the net gain recognized from the Inco termination fee ($82.3 million) and (iii) the absence of 2005 third quarter early debt extinguishment costs ($54.0 million). These were partially offset by (i) a higher tax provision ($271.0 million) primarily due to higher international earnings, (ii) higher minority interests in consolidated subsidiaries ($154.4 million) mostly resulting from increased earnings at our South American mining operations and the reduction of our ownership interest in Ojos del Salado, (iii) higher copper production costs (approximately $142 million), (iv) the negative impact of higher net copper pricing adjustments for our copper collars and copper put options (approximately $70 million) and (v) lower molybdenum by-product revenues (approximately $65 million).
(Unaudited; $ in millions except per share amounts)

	Nine Months Ended
	September 30,
	2006	2005
Sales and other operating revenues	$8,675.1	6,031.5
Operating income	$2,871.5	1,260.9
Minority interests in consolidated subsidiaries	$(525.3)	(116.5)
Income from continuing operations	$1,711.2	1,412.6
Income (loss) from discontinued operations	$(17.7)	22.5
Net income	$1,693.5	1,435.1

Basic earnings per common share:*
Income from continuing operations	$8.46	7.26
Income (loss) from discontinued operations	(0.09)	0.11

Basic earnings per common share	$8.37	7.37

Diluted earnings per common share:*
Income from continuing operations	$8.42	6.99
Income (loss) from discontinued operations	(0.09)	0.11

Diluted earnings per common share	$8.33	7.10

*	Earnings per common share for the nine months ended September 30, 2005, have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited September 30, 2006, Consolidated Financial Information for further discussion.)
      The Company had consolidated net income for the nine months ended September 30, 2006, of $1.7 billion, or $8.33 per common share, including an after-tax charge of $923.5 million, or $4.54 per common share, for mark-to-market accounting adjustments on our 2006 and 2007 copper collars and copper put options. Also included in consolidated net income for the first nine months of 2006 were (i) special, net gains from continuing operations of $10.4 million, or 5 cents per common share, after taxes (consisting of a special gain of $62.5 million to miscellaneous income and expense, net; partially offset by special, net charges to operating income of $52.1 million) and (ii) a loss from discontinued operations of $17.7 million, or 9 cents per common share, including special, net charges of $30.3 million, or 15 cents per common share, after taxes. For the nine months ended September 30, 2005, consolidated net income was $1.4 billion, or $7.10 per common share, including special, net gains from continuing operations of $150.1 million, or 74 cents per common share, after taxes. Also included in consolidated net income for the first nine months of 2005 was income from discontinued operations of $22.5 million, or 11 cents per common share.
      The $298.6 million increase in income from continuing operations for the nine months ended September 30, 2006, compared with the corresponding 2005 period primarily was due to the effects of (i) higher average copper prices (approximately $2.7 billion) and other net pricing adjustments (approximately $61 million) primarily for provisionally priced copper contracts at September 30, 2006, (ii) the absence of 2005 second quarter asset impairment charges recorded at PDMC ($419.1 million), (iii) the net gain recognized from the Inco termination fee ($82.3 million) and (iv) the absence of 2005 third quarter early debt extinguishment costs ($54.0 million). These were partially offset by (i) the negative impact of higher net copper pricing adjustments for our copper collars and copper put options (approximately $ 1.1 billion), (ii) a higher tax provision ($523.4 million) primarily due to higher international earnings, (iii) the absence of the 2005 gain recognized on the sale of our Southern Peru Copper Corporation (SPCC) investment ($438.4 million), (iv) higher minority interests in consolidated subsidiaries ($408.8 million) mostly resulting from increased earnings at our South American mining operations and the reduction of our ownership interests in Cerro Verde and Ojos del Salado, (v) higher copper production costs (approximately $295 million), (vi) the absence of the 2005 second quarter change in interest gain associated with the Cerro Verde stock issuance ($159.5 million) and (vii) lower molybdenum by-product revenues (approximately $160 million).
Special Items, Net of Taxes (Includes Special Items and Provisions, Net, in Operating Income and Other Non-Operating Significant Items Affecting Comparability of Results)
      Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items. Special items include those operating and non-operating items that management believes should be separately disclosed to assist in the understanding of the financial performance of the Company and the comparability of its results. Such special items and provisions are primarily unpredictable and atypical of the Company’s operations in a given period. In certain instances, certain transactions such as restructuring costs, asset impairment charges, certain asset disposals, certain legal matters, early debt extinguishment costs or certain tax items are reflected as special items or other non-operating significant items as they are not considered to be representative of the normal course of business. Additionally, environmental provisions and recoveries are included due to their nature and the impact of these amounts on comparison between periods. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. generally accepted accounting principles (GAAP) measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdictions, including provision for valuation allowance, if warranted.

Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.
Note: Supplemental Data
      The following table summarizes consolidated net income, special items, and the resultant net income excluding these special items, net of taxes for the quarters and nine months ended September 30, 2006 and 2005:

(Unaudited; $ in millions)

			Nine Months Ended
	Third Quarter		September 30,
	2006	2005	2006	2005
Net income	$888.0	366.1	1,693.5	1,435.1
Special items, net of taxes	34.8	(75.8)	(19.9)	150.1

Net income excluding special items (after taxes)	$853.2	441.9	1,713.4	1,285.0

Note: Supplemental Data
      The following tables summarize the special items for the quarters and nine months ended September 30, 2006 and 2005 (refer to Note 4, Special Items and Provisions, Net, to our unaudited September 30, 2006, Consolidated Financial Information, for further discussion of special items and provisions, net, included in operating income):
(Unaudited; $ in millions except per share amounts)

				Nine Months Ended
	2006 Third Quarter			September 30, 2006
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax	Pre-tax	After-tax	After-tax
Special items and provisions, net (included in operating income):

PDMC (see Business Segment disclosure)	$(3.0)	(2.2)	(0.01)	(22.9)	(17.4)	(0.08)

PDI (see Business Segment disclosure)	(7.1)	(7.0)	(0.04)	(15.8)	(16.6)	(0.09)

Corporate and Other –
Environmental provisions, net	(19.5)	(14.8)	(0.07)	(21.6)	(16.4)	(0.08)
Environmental insurance recoveries, net	0.1	0.1	—	0.2	0.2	—
Asset impairment charges	(2.8)	(2.1)	(0.01)	(2.8)	(2.1)	(0.01)
Historical legal matters	(0.2)	(0.2)	—	(0.2)	(0.2)	—
Sale of non-core real estate	—	—	—	0.5	0.4	—

	(22.4)	(17.0)	(0.08)	(23.9)	(18.1)	(0.09)

Special items and provisions, net (included in operating income)	(32.5)	(26.2)	(0.13)	(62.6)	(52.1)	(0.26)

Other non-operating significant items affecting comparability of results:
Miscellaneous income and expense, net (A):
Inco termination fee, net of expenses	82.3	62.5	0.31	82.3	62.5	0.31

Discontinued operations (B):
Loss on disposal of Columbian Chemicals	(0.6)	(1.9)	(0.01)	(15.4)	(16.0)	(0.08)
Transaction and employee-related costs	0.4	0.4	—	(14.3)	(14.3)	(0.07)

	(0.2)	(1.5)	(0.01)	(29.7)	(30.3)	(0.15)

	$49.6	34.8	0.17	(10.0)	(19.9)	(0.10)

(A)	Miscellaneous income and expense, net, of $136.3 million and $196.9 million, as reflected in the Consolidated Statement of Income for the quarter and nine months ended September 30, 2006, respectively, included other amounts that have not been separately disclosed as special items, as these amounts are typical and representative of the normal course of the Company’s business in a given period.

(B)	Loss from discontinued operations of $1.1 million and $17.7 million, as reflected in the Consolidated Statement of Income for the quarter and nine months ended September 30, 2006, respectively, included the operating results of Columbian Chemicals of $0.4 million and $12.6 million, respectively, which have not been separately disclosed as special items. Refer to Note 3, Divestitures, to our unaudited September 30, 2006, Consolidated Financial Information for further discussion of special items recorded in discontinued operations for the nine months ended September 30, 2006.
      Inco termination fee. On September 5, 2006, Phelps Dodge and Inco Ltd. (Inco) agreed to terminate the Combination Agreement (the Agreement) entered into on June 25, 2006. In connection with terminating the Agreement, Phelps Dodge received a gross termination fee of $125 million in cash ($82.3 million net of expenses). This transaction resulted in a 2006 third quarter net gain of $82.3 million ($62.5 million after-tax).

(Unaudited; $ in millions except per share amounts)

				Nine Months Ended
	2005 Third Quarter			September 30, 2005
			$/Share			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax*	Pre-tax	After-tax	After-tax*
Special items and provisions, net (included in operating income):
PDMC (see Business Segment disclosure)	$(8.5)	(6.5)	(0.03)	(429.4)	(328.8)	(1.63)

PDI (see Business Segment disclosure)	(1.8)	(1.4)	(0.01)	(3.3)	(2.0)	(0.01)

Corporate and Other –
Environmental provisions, net	(34.4)	(26.3)	(0.13)	(54.1)	(41.3)	(0.21)
Environmental insurance recoveries, net	0.1	—	—	1.2	0.9	0.01
Historical legal matters	(0.4)	(0.3)	—	4.3	4.1	0.02

	(34.7)	(26.6)	(0.13)	(48.6)	(36.3)	(0.18)

Special items and provisions, net (included in operating income)	(45.0)	(34.5)	(0.17)	(481.3)	(367.1)	(1.82)

Other non-operating significant items affecting comparability of results:
Early debt extinguishment costs	(54.0)	(41.3)	(0.20)	(54.0)	(41.3)	(0.21)

Gain on sale of cost-basis investment	—	—	—	438.4	388.0	1.92

Change in interest gain	—	—	—	159.5	172.9	0.86

Provision for taxes on income (A):
Foreign dividend taxes	—	—	—	—	(2.4)	(0.01)

	$(99.0)	(75.8)	(0.37)	62.6	150.1	0.74

*	After-tax per common share amounts have been adjusted to reflect the March 10, 2006, stock split. (Refer to Note 15, Shareholders’ Equity, to our unaudited September 30, 2006, Consolidated Financial Information for further discussion.)

(A)	Provision for taxes on income of $300.4 million, as reflected in the Consolidated Statement of Income for the nine months ended September 30, 2005, included other amounts that have not been separately disclosed as special items, as these amounts are typical and representative of the normal course of the Company’s business in a given period.
      Early debt extinguishment costs. In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
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
      In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V., Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). This stock issuance transaction resulted in a pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect the dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. is being used as partial financing for an approximate $850 million expansion project to mine a primary sulfide ore body beneath the leachable ore body currently in production.
      Provision for taxes on income. For the nine months ended September 30, 2005, tax expense of $2.4 million was recognized for U.S. taxes incurred with respect to dividends received from Cerro Verde in 2005.
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
      (Refer to Note 3, Divestitures, to our unaudited September 30, 2006, Consolidated Financial Information, for further discussion of these transactions.)
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
      PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the Candelaria/Ojos del Salado, Morenci, Bagdad, Sierrita and Chino/Cobre segments also produce gold and silver, and the Bagdad, Sierrita and Chino mines produce molybdenum and rhenium as by-products.
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

      Major operating and financial results of PDMC for the quarters and nine months ended September 30, 2006 and 2005, are summarized in the following tables:
(Unaudited; $ in millions except per pound amounts)

	Third Quarter
	2006	2005
Sales and other operating revenues to unaffiliated customers	$3,143.0	1,859.7
Operating income	$1,376.0	618.4
Operating income before special items and provisions, net	$1,379.0	626.9
Minority interests in consolidated subsidiaries (A)	$(203.5)	(49.8)
Copper production (thousand short tons):
Total copper production	317.4	319.5
Less undivided interest (B)	15.6	15.3

Copper production on a consolidated basis	301.8	304.2
Less minority participants’ shares (A)	53.0	48.0

Copper production on a pro rata basis	248.8	256.2

Copper sales (thousand short tons):
Total copper sales from own mines	314.1	318.7
Less undivided interest (B)	15.3	15.3

Copper sales from own mines on a consolidated basis	298.8	303.4
Less minority participants’ shares (A)	55.6	48.3

Copper sales from own mines on a pro rata basis	243.2	255.1

Purchased copper	97.6	123.8

Total copper sales on a consolidated basis	396.4	427.2

LME average spot copper price per pound – cathodes	$3.479	1.704
COMEX average spot copper price per pound – cathodes	$3.539	1.701

Molybdenum production (million pounds)	16.5	16.4
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	16.6	14.8
Purchased molybdenum	2.3	2.9

Total molybdenum sales	18.9	17.7

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$26.22	30.74
M-1 price per pound	$25.57	31.85

(Unaudited; $ in millions except per pound amounts)

	Nine Months Ended
	September 30,
	2006	2005
Sales and other operating revenues to unaffiliated customers	$7,742.0	5,162.2
Operating income	$2,968.6	1,373.5
Operating income before special items and provisions, net	$2,991.5	1,802.9
Minority interests in consolidated subsidiaries (A)	$(520.3)	(112.9)
Copper production (thousand short tons):
Total copper production	959.9	966.2
Less undivided interest (B)	45.5	44.6

Copper production on a consolidated basis	914.4	921.6
Less minority participants’ shares (A)	159.1	134.0

Copper production on a pro rata basis	755.3	787.6

Copper sales (thousand short tons):
Total copper sales from own mines	960.0	971.7
Less undivided interest (B)	45.2	44.6

Copper sales from own mines on a consolidated basis	914.8	927.1
Less minority participants’ shares (A)	160.8	136.1

Copper sales from own mines on a pro rata basis	754.0	791.0

Purchased copper	304.3	295.0

Total copper sales on a consolidated basis	1,219.1	1,222.1

LME average spot copper price per pound – cathodes	$2.997	1.575
COMEX average spot copper price per pound – cathodes	$3.055	1.567

Molybdenum production (million pounds)	51.4	47.8
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	51.3	45.2
Purchased molybdenum	6.6	9.8

Total molybdenum sales	57.9	55.0

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$24.56	32.44
M-1 price per pound	$24.50	32.23

(A)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile, (iii) a 17.5 percent equity interest through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005, in the Cerro Verde copper mining operation in Peru held by SMM Cerro Verde Netherlands B.V. and Compañía de Minas Buenaventura S.A.A., and (iv) a 20 percent equity interest beginning December 23, 2005, in the Ojos del Salado copper mining operation in Chile held by SMMA Candelaria, Inc.

(B)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.
(thousand short tons)

	Third Quarter
	2006	2005
Minority participants’ shares of copper production:
Candelaria	9.1	8.3
Ojos del Salado	1.4	—
Cerro Verde	12.5	12.3
El Abra	30.0	27.4

	53.0	48.0

(thousand short tons)

	Nine Months Ended
	September 30,
	2006	2005
Minority participants’ shares of copper production:
Candelaria	28.7	27.2
Ojos del Salado	4.3	–
Cerro Verde	36.2	23.6
El Abra	89.9	83.2

	159.1	134.0

Total PDMC Division – Sales
      PDMC’s sales and other operating revenues to unaffiliated customers increased $1.3 billion, or 69 percent, in the 2006 third quarter compared with the 2005 third quarter. The increase primarily reflected higher average copper prices (approximately $1.4 billion); partially offset by higher net copper pricing adjustments for our copper collars and copper put options (approximately $70 million) and lower average molybdenum realizations (approximately $57 million).
      PDMC’s sales and other operating revenues to unaffiliated customers increased $2.6 billion, or 50 percent, in the first nine months of 2006 compared with the corresponding 2005 period. The increase primarily reflected (i) higher average copper prices (approximately $3.6 billion) and other net pricing adjustments (approximately $61 million) mostly for provisionally priced copper contracts at September 30, 2006, (ii) higher copper sales volumes (approximately $146 million), including purchased copper, and (iii) higher primary molybdenum sales volumes (approximately $76 million). These were partially offset by higher net copper pricing adjustments for our copper collars and copper put options (approximately $1.1 billion) and lower average molybdenum realizations (approximately $255 million).
      PDMC’s sales and other operating revenues to unaffiliated customers during the quarter and nine months ended September 30, 2006, were negatively impacted by our 2006 and 2007 copper collar price protection programs. These programs represent approximately 25 percent of our expected annual copper sales for 2006 and approximately 20 percent for 2007. As these sales do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the entire quantity hedged for both 2006 and 2007 was adjusted to fair market value based on the London Metal Exchange (LME) forward curve price at September 30, 2006, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price. Approximately 75 percent of sales in 2006 and 80 percent in 2007 are not covered by the copper collar price protection programs and, therefore, will participate fully in LME and New York Commodity Exchange (COMEX) copper prices.
Total PDMC Division – Operating Income
      PDMC reported operating income of $1.4 billion for the 2006 third quarter, including special, net pre-tax charges of $3.0 million, compared with operating income of $618.4 million for the 2005 third quarter, including special, net pre-tax charges of $8.5 million. The increase in operating income of $757.6 million, or 123 percent, primarily included the effects of higher average copper prices (approximately $1.1 billion); partially offset by higher copper production costs (approximately $142 million), higher net copper pricing adjustments for our copper collars and copper put options (approximately $70 million) and lower by-product molybdenum revenues (approximately $65 million). Higher copper production costs were primarily due to higher mining and milling costs (approximately $93 million) and higher smelting, refining and freight costs (approximately $47 million).
      PDMC reported operating income of $3.0 billion for the first nine months of 2006, including special, net pre-tax charges of $22.9 million, compared with operating income of $1.4 billion for the corresponding 2005 period, including special, net pre-tax charges of $429.4 million. The increase in operating income of $1.6 billion, or 116 percent, primarily included the effects of (i) higher average copper prices (approximately $2.7 billion) and other net pricing adjustments (approximately $61 million) mostly for provisionally priced copper contracts at September 30, 2006, and (ii) lower special, net pre-tax charges ($406.5 million) mostly associated with the absence of asset impairment charges recognized in the 2005 second quarter. These were partially offset by (i) higher net copper pricing adjustments for our copper collars and copper put options (approximately $1.1 billion), (ii) higher copper production costs (approximately $295 million) and (iii) lower by-product molybdenum revenues (approximately $160 million). Higher copper production costs were primarily due to (i) higher mining and milling costs (approximately $246 million), higher smelting, refining and freight costs (approximately $92 million) and (iii) higher energy costs (approximately $26 million); partially offset by an increase in work-in-process inventories (approximately $69 million).
      For both 2006 and 2005, higher average copper prices, including premiums, reflected improved copper fundamentals and an improved economic environment. (Refer to Item 3, Quantitative and Qualitative Disclosure About Market Risk, for further discussion of the Company’s market risk.)
      The price of copper, our principal product, was a significant factor influencing our results for the third quarters and nine months ended September 30, 2006 and 2005. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged $3.539 and $1.701 in the third quarters of 2006 and 2005, respectively, and $3.055 and $1.567 for the first nine months of 2006 and 2005, respectively. Internationally, our copper selling prices are generally based on the LME spot price per pound of copper cathode, which averaged $3.479 and $1.704 for the third quarters of 2006 and 2005, respectively, and $2.997 and $1.575 for the first nine months of 2006 and 2005, respectively.
      Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2006 annual consolidated production of approximately 2.5 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests, of approximately $25 million.

      Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs for our operations. The principal sources of energy for our mining operations are electricity, purchased petroleum products and natural gas. To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at favorable points in the price cycle as well as self-generation and diesel fuel and natural gas hedging. Nevertheless, we pay more for our energy needs during these times of progressively higher energy prices. Energy consumed in our mines and smelter accounted for 21.2 cents per pound of our production costs in the 2006 third quarter, compared with 20.4 cents per pound in the 2005 third quarter and 20.1 cents in the 2006 second quarter.
      Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME, as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using anticipated pricing based on the commodity exchange forward rate. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At September 30, 2006, approximately 256 million pounds of copper sales were provisionally priced at an average of $3.430 per pound, with final quotational periods of October 2006 through February 2007. Candelaria accounted for approximately 55 percent of the outstanding provisionally priced sales at September 30, 2006.
      Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposures in a manner designed to allow it to receive the average LME price for the month of shipment, while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 22, Derivative Financial Instruments and Fair Value of Financial Instruments, of the Company’s Form 10-K for the year ended December 31, 2005. At October 20, 2006, we had in place copper swap contracts for approximately 69 percent of Candelaria’s provisionally priced copper sales outstanding at September 30, 2006, at an average of $3.484 per pound. This program is expected to ameliorate the volatility provisionally priced copper sales could have on our revenues.
      Phelps Dodge entered into programs to protect a portion of its expected copper production by purchasing zero-premium copper collars (consisting of put options and call options) and copper put options. The copper collars and copper put options are settled on an average LME pricing basis for their respective hedge periods. The copper collar put options and purchased copper put options are settled monthly for 2006 and annually for 2007; all of the copper collar call options are settled annually. The above-mentioned copper collar price protection programs represent approximately 25 percent of our expected annual copper sales for 2006 and approximately 20 percent for 2007. Approximately 75 percent of sales in 2006 and 80 percent in 2007 are not covered by the copper collar price protection programs and, therefore, will participate fully in higher LME and COMEX copper prices. Phelps Dodge entered into the programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
      The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2006 and 2007:
(Unaudited)

	2006	2007
Copper Collars:
Pounds of zero-premium copper collars purchased (in millions)	564	486
Average LME put strike price (floor) per pound	$0.954	0.950
Annual average LME call strike price (ceiling) per pound	$1.632	2.002
Associated pre-tax gains (charges) for the 2006 third quarter (A):
Intrinsic value component (in millions)	$(52)	(120)
Time value component (in millions)	$—	27
Associated pre-tax gains (charges) for the nine months ended September 30, 2006 (A):
Intrinsic value component (in millions)	$(669)	(584)
Time value component (in millions)	$13	28

Copper Put Options:
Pounds of copper put options purchased (in millions)	564	730
Average LME put strike price per pound	$0.950	0.950
Premium cost per pound	$0.020	0.023
Associated pre-tax charges for the 2006 third quarter (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	—
Associated pre-tax charges for the nine months ended September 30, 2006 (A):
Intrinsic value component (in millions)	$—	—
Time value component (in millions)	$—	(3)

(A)	The 2006 unrealized pre-tax charges resulted from the 2006 LME price average of $3.105 per pound exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options, including amounts recognized in 2005, were approximately $831 million, reflecting primarily intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME price average of $3.285 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005, were approximately $608 million, consisting of approximately $584 million for the intrinsic value component and approximately $7 million for the time value component, with the remainder for put option premiums.
      Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The actual impact of our 2006 and 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the copper collars at each respective year end, with final adjustments based on the average annual price. Based on current market prices as of October 18, 2006, we estimate unrealized after-tax charges of approximately $29 million for the 2006 fourth quarter associated with our 2006 and 2007 copper collars and copper put options.
      During the 2006 first quarter, approximately $187 million was paid to the respective counterparts for the PDMC and El Abra 2005 zero-premium copper collar programs. Based on current market prices as of October 18, 2006, we expect to pay approximately $850 million to the respective counterparts for the 2006 copper collars and copper put options in the 2007 first quarter.

Note: Supplemental Data
      The following table summarizes PDMC’s special items and provisions, net, included in operating income for the quarters and nine months ended September 30, 2006 and 2005 (refer to Note 4, Special Items and Provisions, Net, to our unaudited September 30, 2006, Consolidated Financial Information, for further discussion):
(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Environmental provisions, net	$(9.9)	(8.7)
Environmental insurance recoveries, net	(0.1)	(0.1)
Historical legal matters	7.0	0.3

	$(3.0)	(8.5)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Environmental provisions, net	$(29.5)	(24.4)
Environmental insurance recoveries, net	(0.2)	(1.2)
Asset impairment charges	—	(419.1)
Historical legal matters	6.8	15.3

	$(22.9)	(429.4)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the third quarters of 2006 and 2005:

	U.S. Mines
				Chino/
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal
Third Quarter 2006
Copper production (thousand short tons):
Total production	103.8	20.5	19.9	20.5	8.0	172.7
Less undivided interest	15.6	—	—	—	—	15.6

Copper production on a consolidated basis	88.2	20.5	19.9	20.5	8.0	157.1
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	88.2	20.5	19.9	20.5	8.0	157.1

Copper sales (thousand short tons):
Total copper sales from own mines	102.0	17.5	17.2	20.0	7.9	164.6
Less undivided interest	15.3	—	—	—	—	15.3

Copper sales from own mines on a consolidated basis	86.7	17.5	17.2	20.0	7.9	149.3
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	86.7	17.5	17.2	20.0	7.9	149.3

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	86.7	17.5	17.2	20.0	7.9	149.3

($ in millions)
Operating income (loss)	$307.4	98.1	163.3	60.6	21.2	650.6
Special items and provisions, net	(0.6)	—	—	(6.8)	(1.8)	(9.2)

Operating income (loss) before special items and provisions, net	$308.0	98.1	163.3	67.4	23.0	659.8

Third Quarter 2005
Copper production (thousand short tons):
Total production	102.1	25.3	18.7	25.6	9.6	181.3
Less undivided interest	15.3	—	—	—	—	15.3

Copper production on a consolidated basis	86.8	25.3	18.7	25.6	9.6	166.0
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	86.8	25.3	18.7	25.6	9.6	166.0

Copper sales (thousand short tons):
Total copper sales from own mines	102.1	25.3	18.6	25.6	9.6	181.2
Less undivided interest	15.3	—	—	—	—	15.3

Copper sales from own mines on a consolidated basis	86.8	25.3	18.6	25.6	9.6	165.9
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	86.8	25.3	18.6	25.6	9.6	165.9

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	86.8	25.3	18.6	25.6	9.6	165.9

($ in millions)
Operating income (loss)	$128.6	112.4	145.3	18.6	3.0	407.9
Special items and provisions, net	0.4	—	(8.6)	—	—	(8.2)

Operating income (loss) before special items and provisions, net	$128.2	112.4	153.9	18.6	3.0	416.1

Refer to segment discussion on pages 39 through 44.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 39 and 40 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Third Quarter 2006
Copper production (thousand short tons):
Total production	52.6	27.0	61.3	140.9
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	52.6	27.0	61.3	140.9
Less minority participants’ shares	10.5	12.5	30.0	53.0

Copper production on a pro rata basis	42.1	14.5	31.3	87.9

Copper sales (thousand short tons):
Total copper sales from own mines	55.0	26.8	65.5	147.3
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	55.0	26.8	65.5	147.3
Less minority participants’ shares	11.0	12.5	32.1	55.6

Copper sales from own mines on a pro rata basis	44.0	14.3	33.4	91.7

Total purchased copper	(1.3)	—	—	(1.3)

Total copper sales on a consolidated basis	53.7	26.8	65.5	146.0

($ in millions)
Operating income (loss)	$250.6	92.6	336.4	679.6
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$250.6	92.6	336.4	679.6

Third Quarter 2005
Copper production (thousand short tons):
Total production	52.1	26.6	55.8	134.5
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	52.1	26.6	55.8	134.5
Less minority participants’ shares	8.3	12.3	27.4	48.0

Copper production on a pro rata basis	43.8	14.3	28.4	86.5

Copper sales (thousand short tons):
Total copper sales from own mines	49.9	26.2	57.8	133.9
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	49.9	26.2	57.8	133.9
Less minority participants’ shares	7.9	12.1	28.3	48.3

Copper sales from own mines on a pro rata basis	42.0	14.1	29.5	85.6

Total purchased copper	9.1	—	—	9.1

Total copper sales on a consolidated basis	59.0	26.2	57.8	143.0

($ in millions)
Operating income (loss)	$73.1	55.8	52.6	181.5
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$73.1	55.8	52.6	181.5

Refer to segment discussion on pages 39 through 44.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 39 and 40 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Third Quarter 2006
Copper production (thousand short tons):
Total production	—	0.9	—	314.5	2.9	317.4
Less undivided interest	—	—	—	15.6	—	15.6

Copper production on a consolidated basis	—	0.9	—	298.9	2.9	301.8
Less minority participants’ shares	—	—	—	53.0	—	53.0

Copper production on a pro rata basis	—	0.9	—	245.9	2.9	248.8

Copper sales (thousand short tons):
Total copper sales from own mines	—	0.9	—	312.8	1.3	314.1
Less undivided interest	—	—	—	15.3	—	15.3

Copper sales from own mines on a consolidated basis	—	0.9	—	297.5	1.3	298.8
Less minority participants’ shares	—	—	—	55.6	—	55.6

Copper sales from own mines on a pro rata basis	—	0.9	—	241.9	1.3	243.2

Total purchased copper	—	98.9	—	97.6	—	97.6

Total copper sales on a consolidated basis	—	99.8	—	395.1	1.3	396.4

Molybdenum production (thousand pounds):
Primary – Henderson	8,764	—	—	8,764	—	8,764
By-product:
Bagdad	2,504	—	—	2,504	—	2,504
Sierrita	5,060	—	—	5,060	—	5,060
Chino	216	—	—	216	—	216

Total molybdenum production	16,544	—	—	16,544	—	16,544

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	16,630	—	—	16,630	—	16,630
Purchased molybdenum	2,301	—	—	2,301	—	2,301

Total molybdenum sales	18,931	—	—	18,931	—	18,931

($ in millions)
Operating income (loss)	$107.4	(8.7)	0.3	1,429.2	(53.2)	1,376.0
Special items and provisions, net	7.0	(1.0)	—	(3.2)	0.2	(3.0)

Operating income (loss) before special items and provisions, net	$100.4	(7.7)	0.3	1,432.4	(53.4)	1,379.0

Third Quarter 2005
Copper production (thousand short tons):
Total production	—	(0.1)	—	315.7	3.8	319.5
Less undivided interest	—	—	—	15.3	—	15.3

Copper production on a consolidated basis	—	(0.1)	—	300.4	3.8	304.2
Less minority participants’ shares	—	—	—	48.0	—	48.0

Copper production on a pro rata basis	—	(0.1)	—	252.4	3.8	256.2

Copper sales (thousand short tons):
Total copper sales from own mines	—	(0.1)	—	315.0	3.7	318.7
Less undivided interest	—	—	—	15.3	—	15.3

Copper sales from own mines on a consolidated basis	—	(0.1)	—	299.7	3.7	303.4
Less minority participants’ shares	—	—	—	48.3	—	48.3

Copper sales from own mines on a pro rata basis	—	(0.1)	—	251.4	3.7	255.1

Total purchased copper	—	108.5	6.2	123.8	—	123.8

Total copper sales on a consolidated basis	—	108.4	6.2	423.5	3.7	427.2

Molybdenum production (thousand pounds):
Primary – Henderson	8,386	—	—	8,386	—	8,386
By-product:
Bagdad	2,977	—	—	2,977	—	2,977
Sierrita	4,976	—	—	4,976	—	4,976
Chino	43	—	—	43	—	43

Total molybdenum production	16,382	—	—	16,382	—	16,382

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	14,754	—	—	14,754	—	14,754
Purchased molybdenum	2,953	—	—	2,953	—	2,953

Total molybdenum sales	17,707	—	—	17,707	—	17,707

($ in millions)
Operating income (loss)	$71.9	0.3	2.3	663.9	(45.5)	618.4
Special items and provisions, net	—	0.1	—	(8.1)	(0.4)	(8.5)

Operating income (loss) before special items and provisions, net	$71.9	0.2	2.3	672.0	(45.1)	626.9

Refer to segment discussion on pages 39 through 44.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 39 and 40 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the nine months ended September 30, 2006 and 2005:

	U.S. Mines
				Chino/
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal
Nine Months Ended September 30, 2006
Copper production (thousand short tons):
Total production	303.2	59.6	60.8	72.2	24.2	520.0
Less undivided interest	45.5	—	—	—	—	45.5

Copper production on a consolidated basis	257.7	59.6	60.8	72.2	24.2	474.5
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	257.7	59.6	60.8	72.2	24.2	474.5

Copper sales (thousand short tons):
Total copper sales from own mines	301.4	59.2	60.5	71.7	24.1	516.9
Less undivided interest	45.2	—	—	—	—	45.2

Copper sales from own mines on a consolidated basis	256.2	59.2	60.5	71.7	24.1	471.7
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	256.2	59.2	60.5	71.7	24.1	471.7

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	256.2	59.2	60.5	71.7	24.1	471.7

($ in millions)
Operating income (loss)	$392.6	173.8	355.3	55.2	9.3	986.2
Special items and provisions, net	(0.6)	2.2	(5.1)	(16.9)	(1.8)	(22.2)

Operating income (loss) before special items and provisions, net	$393.2	171.6	360.4	72.1	11.1	1,008.4

Nine Months Ended September 30, 2005
Copper production (thousand short tons):
Total production	297.2	80.3	60.1	79.0	30.9	547.5
Less undivided interest	44.6	—	—	—	—	44.6

Copper production on a consolidated basis	252.6	80.3	60.1	79.0	30.9	502.9
Less minority participants’ shares	—	—	—	—	—	—

Copper production on a pro rata basis	252.6	80.3	60.1	79.0	30.9	502.9

Copper sales (thousand short tons):
Total copper sales from own mines	297.2	81.6	61.3	79.0	30.9	550.0
Less undivided interest	44.6	—	—	—	—	44.6

Copper sales from own mines on a consolidated basis	252.6	81.6	61.3	79.0	30.9	505.4
Less minority participants’ shares	—	—	—	—	—	—

Copper sales from own mines on a pro rata basis	252.6	81.6	61.3	79.0	30.9	505.4

Total purchased copper	—	—	—	—	—	—

Total copper sales on a consolidated basis	252.6	81.6	61.3	79.0	30.9	505.4

($ in millions)
Operating income (loss)	$328.7	313.3	415.4	(15.3)	(208.2)	833.9
Special items and provisions, net	(0.2)	—	(8.6)	(64.5)	(215.7)	(289.0)

Operating income (loss) before special items and provisions, net	$328.9	313.3	424.0	49.2	7.5	1,122.9

Refer to segment discussion on pages 39 through 44.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 39 and 40 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	South American Mines
	Candelaria/
	Ojos del
	Salado	Cerro Verde	El Abra	Subtotal
Nine Months Ended September 30, 2006
Copper production (thousand short tons):
Total production	164.9	78.1	183.5	426.5
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	164.9	78.1	183.5	426.5
Less minority participants’ shares	33.0	36.2	89.9	159.1

Copper production on a pro rata basis	131.9	41.9	93.6	267.4

Copper sales (thousand short tons):
Total copper sales from own mines	165.1	77.1	187.7	429.9
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	165.1	77.1	187.7	429.9
Less minority participants’ shares	33.0	35.8	92.0	160.8

Copper sales from own mines on a pro rata basis	132.1	41.3	95.7	269.1

Total purchased copper	3.1	—	—	3.1

Total copper sales on a consolidated basis	168.2	77.1	187.7	433.0

($ in millions)
Operating income (loss)	$657.3	327.5	846.3	1,831.1
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$657.3	327.5	846.3	1,831.1

Nine Months Ended September 30, 2005
Copper production (thousand short tons):
Total production	159.6	76.6	169.7	405.9
Less undivided interest	—	—	—	—

Copper production on a consolidated basis	159.6	76.6	169.7	405.9
Less minority participants’ shares	27.2	23.6	83.2	134.0

Copper production on a pro rata basis	132.4	53.0	86.5	271.9

Copper sales (thousand short tons):
Total copper sales from own mines	158.6	74.3	175.3	408.2
Less undivided interest	—	—	—	—

Copper sales from own mines on a consolidated basis	158.6	74.3	175.3	408.2
Less minority participants’ shares	27.0	23.2	85.9	136.1

Copper sales from own mines on a pro rata basis	131.6	51.1	89.4	272.1

Total purchased copper	15.5	—	—	15.5

Total copper sales on a consolidated basis	174.1	74.3	175.3	423.7

($ in millions)
Operating income (loss)	$213.1	131.4	160.9	505.4
Special items and provisions, net	—	—	—	—

Operating income (loss) before special items and provisions, net	$213.1	131.4	160.9	505.4

Refer to segment discussion on pages 39 through 44.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 39 and 40 for further discussion.)

PDMC RESULTS BY REPORTABLE SEGMENTS
(Unaudited)

	Primary			PDMC		Total
	Molybdenum	Manufacturing	Sales	Segments	Other	PDMC
Nine Months Ended September 30, 2006
Copper production (thousand short tons):
Total production	—	4.1	—	950.6	9.3	959.9
Less undivided interest	—	—	—	45.5	—	45.5

Copper production on a consolidated basis	—	4.1	—	905.1	9.3	914.4
Less minority participants’ shares	—	—	—	159.1	—	159.1

Copper production on a pro rata basis	—	4.1	—	746.0	9.3	755.3

Copper sales (thousand short tons):
Total copper sales from own mines	—	4.1	—	950.9	9.1	960.0
Less undivided interest	—	—	—	45.2	—	45.2

Copper sales from own mines on a consolidated basis	—	4.1	—	905.7	9.1	914.8
Less minority participants’ shares	—	—	—	160.8	—	160.8

Copper sales from own mines on a pro rata basis	—	4.1	—	744.9	9.1	754.0

Total purchased copper	—	300.6	0.6	304.3	—	304.3

Total copper sales on a consolidated basis	—	304.7	0.6	1,210.0	9.1	1,219.1

Molybdenum production (thousand pounds):
Primary – Henderson	27,903	—	—	27,903	—	27,903
By-product:
Bagdad	7,722	—	—	7,722	—	7,722
Sierrita	15,033	—	—	15,033	—	15,033
Chino	752	—	—	752	—	752

Total molybdenum production	51,410	—	—	51,410	—	51,410

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	51,288	—	—	51,288	—	51,288
Purchased molybdenum	6,627	—	—	6,627	—	6,627

Total molybdenum sales	57,915	—	—	57,915	—	57,915

($ in millions)
Operating income (loss)	$326.0	(2.9)	8.2	3,148.6	(180.0)	2,968.6
Special items and provisions, net	6.9	(2.2)	—	(17.5)	(5.4)	(22.9)

Operating income (loss) before special items and provisions, net	$319.1	(0.7)	8.2	3,166.1	(174.6)	2,991.5

Nine Months Ended September 30, 2005
Copper production (thousand short tons):
Total production	—	1.7	—	955.1	11.1	966.2
Less undivided interest	—	—	—	44.6	—	44.6

Copper production on a consolidated basis	—	1.7	—	910.5	11.1	921.6
Less minority participants’ shares	—	—	—	134.0	—	134.0

Copper production on a pro rata basis	—	1.7	—	776.5	11.1	787.6

Copper sales (thousand short tons):
Total copper sales from own mines	—	1.7	—	959.9	11.8	971.7
Less undivided interest	—	—	—	44.6	—	44.6

Copper sales from own mines on a consolidated basis	—	1.7	—	915.3	11.8	927.1
Less minority participants’ shares	—	—	—	136.1	—	136.1

Copper sales from own mines on a pro rata basis	—	1.7	—	779.2	11.8	791.0

Total purchased copper	—	266.1	13.4	295.0	—	295.0

Total copper sales on a consolidated basis	—	267.8	13.4	1,210.3	11.8	1,222.1

Molybdenum production (thousand pounds):
Primary – Henderson	25,279	—	—	25,279	—	25,279
By-product:
Bagdad	8,496	—	—	8,496	—	8,496
Sierrita	13,610	—	—	13,610	—	13,610
Chino	376	—	—	376	—	376

Total molybdenum production	47,761	—	—	47,761	—	47,761

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	45,184	—	—	45,184	—	45,184
Purchased molybdenum	9,784	—	—	9,784	—	9,784

Total molybdenum sales	54,968	—	—	54,968	—	54,968

($ in millions)
Operating income (loss)	$257.4	(137.4)	1.8	1,461.1	(87.6)	1,373.5
Special items and provisions, net	—	(148.6)	—	(437.6)	8.2	(429.4)

Operating income (loss) before special items and provisions, net	$257.4	11.2	1.8	1,898.7	(95.8)	1,802.9

Refer to segment discussion on pages 39 through 44.
Revenues, operating costs and expenses of PDMC’s segments include allocations that may not be reflective of market conditions. Additionally, certain costs are not allocated to the reportable segments. (Refer to pages 39 and 40 for further discussion.)

Sales of Copper (U.S. and South America) and Molybdenum
      PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the U.S. mines. Intersegment revenues of the individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers based on realized copper prices, which includes the impact of net copper pricing adjustments mostly associated with our 2006 and 2007 copper collars and copper put options. Therefore, the following discussion and analysis combines U.S. Mining Operations with the Manufacturing and Sales segments, along with other mining activities. The Sales segment purchases and sells any copper not sold by the South American Mines to third parties. The South American Mines sold approximately 40 percent and 49 percent of their copper to the Sales segment in the third quarters of 2006 and 2005, respectively, and 41 percent and 48 percent for the first nine months of 2006 and 2005, respectively. Intersegment sales by the South American Mines are based upon arm’s-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately receives due to a variety of factors including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.
(Unaudited; $ in millions)

	Third Quarter
	2006	2005
U.S. Mining Operations (A)(C):
Unaffiliated customers	$2,109.1	1,165.8
Intersegment elimination	(389.9)	(220.4)

	1,719.2	945.4

South American Mines (B)(C):
Unaffiliated customers	591.9	225.9
Intersegment	389.9	220.4

	981.8	446.3

Primary Molybdenum:
Unaffiliated customers	442.0	468.0
Intersegment	—	—

	442.0	468.0

Total PDMC:
Unaffiliated customers	$3,143.0	1,859.7

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
U.S. Mining Operations (A)(C):
Unaffiliated customers	$4,875.8	3,049.3
Intersegment elimination	(1,094.6)	(585.1)

	3,781.2	2,464.2

South American Mines (B)(C):
Unaffiliated customers	1,570.6	642.0
Intersegment	1,094.6	585.1

	2,665.2	1,227.1

Primary Molybdenum:
Unaffiliated customers	1,295.6	1,470.9
Intersegment	—	—

	1,295.6	1,470.9

Total PDMC:
Unaffiliated customers	$7,742.0	5,162.2

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

(C)	For the quarter and nine months ended September 30, 2006, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $145.3 million and $1.2 billion, respectively, associated with our copper collar and copper put options. For the quarter and nine months ended September 30, 2005, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $24.3 million and $56.2 million, respectively, and South American Mines were negatively impacted by $50.8 million and $108.3 million, respectively, associated with our copper collar and copper put options.
      The impact of net copper pricing adjustments associated with our copper collars and copper put options is allocated to our segments based on their percentage of year-to-date sales. The following table summarizes, on a segment basis, the impact of net copper pricing adjustments associated with our copper collars and copper put options for the nine months ended September 30, 2006 and 2005:
(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
U.S. Mining Operations:
Morenci	$(651.3)	(27.8)
Bagdad	(150.5)	(9.0)
Sierrita	(148.3)	(6.4)
Chino	(170.6)	(8.2)
Tyrone	(61.3)	(3.4)
Manufacturing	(9.6)	(0.2)
Other	(23.5)	(1.2)

	(1,215.1)	(56.2)

South American Mines:
El Abra	—	(108.3)

	$(1,215.1)	(164.5)

U.S. Mining Operations – Sales
      Sales and other operating revenues by U.S. Mining Operations increased $773.8 million, or 82 percent, in the 2006 third quarter compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $772 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
      Sales and other operating revenues by U.S. Mining Operations increased $1.3 billion, or 53 percent, for the first nine months of 2006 compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $1.1 billion), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher copper sales volumes, including purchased copper (approximately $122 million).
South American Mines Segment – Sales
      Sales and other operating revenues by South American Mines increased $535.5 million, or 120 percent, in the 2006 third quarter compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $580 million); partially offset by higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $30 million).
      Sales and other operating revenues by South American Mines increased $1.4 billion, or 117 percent, for the first nine months of 2006 compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $1.5 billion); partially offset by higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $68 million).
Primary Molybdenum Segment – Sales
      Sales and other operating revenues by Primary Molybdenum decreased $26.0 million, or 6 percent, in the 2006 third quarter compared with the 2005 third quarter primarily due to lower average molybdenum realizations (approximately $57 million) that were partially offset by higher primary molybdenum sales volumes (approximately $31 million).
      Sales and other operating revenues by Primary Molybdenum decreased $175.3 million, or 12 percent, for the first nine months of 2006 compared with the corresponding 2005 period primarily due to lower average molybdenum realizations (approximately $255 million) that were partially offset by higher primary molybdenum sales volumes (approximately $76 million).
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
Note: Supplemental Data
      The following table summarizes PDMC’s operating income, special pre-tax items and provisions, and the resultant operating income excluding these special items and provisions for the quarters and nine months ended September 30, 2006 and 2005:
(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Segment operating income:
U.S. Mining Operations (A)(C)	$589.0	365.0
South American Mines (B)(C)	679.6	181.5
Primary Molybdenum	107.4	71.9

	$1,376.0	618.4

Special, pre-tax items and provisions:
U.S. Mining Operations (A)	$(10.0)	(8.5)
South American Mines (B)	—	—
Primary Molybdenum	7.0	—

	$(3.0)	(8.5)

Segment operating income excluding special items and provisions:
U.S. Mining Operations (A)(C)	$599.0	373.5
South American Mines (B)(C)	679.6	181.5
Primary Molybdenum	100.4	71.9

	$1,379.0	626.9

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Segment operating income:
U.S. Mining Operations (A)(C)	$811.5	610.7
South American Mines (B)(C)	1,831.1	505.4
Primary Molybdenum	326.0	257.4

	$2,968.6	1,373.5

Special, pre-tax items and provisions:
U.S. Mining Operations (A)	$(29.8)	(429.4)
South American Mines (B)	—	—
Primary Molybdenum	6.9	—

	$(22.9)	(429.4)

Segment operating income excluding special items and provisions:
U.S. Mining Operations (A)(C)	$841.3	1,040.1
South American Mines (B)(C)	1,831.1	505.4
Primary Molybdenum	319.1	257.4

	$2,991.5	1,802.9

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

(C)	For the quarter and nine months ended September 30, 2006, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $145.3 million and $1.2 billion, respectively, associated with our copper collar and copper put options. For the quarter and nine months ended September 30, 2005, U.S. Mining Operations were negatively impacted by net copper pricing adjustments of $24.3 million and $56.2 million, respectively, and South American Mines were negatively impacted by $50.8 million and $108.3 million, respectively, associated with our copper collar and copper put options.
Note: Our non-GAAP measure of special items and provisions may not be comparable to similarly titled measures reported by other companies.
U.S. Mining Operations – Operating Income
      U.S. Mining Operations reported operating income of $589.0 million, including special, net pre-tax charges of $10.0 million for the 2006 third quarter, compared with operating income of $365.0 million, including special, net pre-tax charges of $8.5 million for the 2005 third quarter.
      U.S. Mining Operations reported operating income of $811.5 million, including special, net pre-tax charges of $29.8 million for the first nine months of 2006, compared with operating income of $610.7 million, including special, net pre-tax charges of $429.4 million for the corresponding 2005 period. (Refer to the separate discussion of PDMC’s U.S. Mining Operations below for further discussion.)
Morenci Segment – Operating Income
      The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes and copper concentrates. We own an 85 percent undivided interest in Morenci and apply the proportional consolidation method of accounting.
      On June 1, 2005, the Company’s board of directors approved expenditures of $210 million to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine and to restart its concentrator, which has been idle since 2001. The concentrate-leach facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. We have also accelerated the restart of the Morenci concentrator, which is expected to produce approximately 43,500 tons of concentrate in 2006. We plan to treat this concentrate at our smelter located in Miami, Arizona, until the completion of the concentrate-leach, direct-electrowinning facility. To date, approximately $90 million has been spent for the concentrate-leach, direct-electrowinning facility and restart of the concentrator. Of this amount, approximately $74 million was spent during the first nine months of 2006.
      Operating income of $307.4 million for the 2006 third quarter increased $178.8 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $213 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by higher cost of copper production (approximately $37 million). Higher cost of copper production primarily was due to higher operating and repair costs (approximately $54 million) mostly due to higher supply and diesel fuel costs, the restart of milling operations and increased mining rates; partially offset by an increase in work-in-process inventories (approximately $17 million).
      Operating income of $392.6 million for the first nine months of 2006 increased $63.9 million compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $97 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher copper sales volumes (approximately $13 million); partially offset by higher cost of copper production (approximately $53 million). Higher cost of copper production primarily was due to higher operating and repair costs (approximately $120 million) mostly due to higher supply and diesel fuel costs, the restart of milling operations and increased mining rates; partially offset by an increase in work-in-process inventories (approximately $67 million).
Bagdad Segment – Operating Income
      Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
      Operating income of $98.1 million for the 2006 third quarter decreased $14.3 million compared with the 2005 third quarter primarily due to (i) lower by-product molybdenum revenues (approximately $34 million) resulting from lower average prices and volumes, (ii) lower copper sales volumes (approximately $22 million) and (iii) higher cost of copper production (approximately $10 million); partially offset by higher realized copper prices (approximately $51 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options. Higher cost of copper production primarily was due to higher labor, supply and maintenance costs (approximately $11 million), higher electricity and diesel costs (approximately $3 million) and a reduction in work-in-process inventories (approximately $2 million); partially offset by lower smelting, refining and freight costs (approximately $4 million) resulting from lower concentrate production.
      Operating income of $173.8 million for the first nine months of 2006 decreased $139.5 million compared with the corresponding 2005 period primarily due to (i) lower by-product molybdenum revenues (approximately $90 million) resulting from lower average prices and volumes, (ii) lower copper sales volumes (approximately $67 million) and (iii) higher cost of copper production (approximately $7 million); partially offset by higher realized copper prices (approximately $23 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options. Higher cost of copper production primarily was due to higher labor, supply and maintenance costs (approximately $18 million) and higher electricity and diesel costs (approximately $9 million); partially offset by lower smelting, refining and freight costs (approximately $15 million) resulting from lower concentrate production and lower depreciation expense (approximately $6 million) mostly due to lower production volumes.
Sierrita Segment – Operating Income
      Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper and molybdenum concentrates, electrowon copper cathodes and copper sulfate. For the quarter and nine months ended September 30, 2006, Sierrita’s production of copper sulfate totaled 2.2 million pounds and 6.9 million pounds, respectively. Copper sulfate’s copper content is approximately 25 percent of an electrowon copper cathode. Therefore, the production of copper sulfate for the nine months ended September 30, 2006, resulted in a reduction of Sierrita’s electrowon copper cathode production by 1.7 million pounds.
      Operating income of $163.3 million for the 2006 third quarter increased $18.0 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $50 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by lower by-product molybdenum revenues (approximately $34 million) resulting from lower average molybdenum prices.
      Operating income of $355.3 million for the first nine months of 2006 decreased $60.1 million compared with the corresponding 2005 period primarily due to lower by-product molybdenum revenues (approximately $75 million) resulting from lower average molybdenum prices and higher cost of copper production (approximately $19 million); partially offset by higher realized copper prices (approximately $30 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options. Higher cost of copper production primarily was due to higher supply costs (approximately $8 million), mostly associated with reagents and diesel fuel, higher severance and property taxes (approximately $5 million) and higher smelting, refining and freight (approximately $3 million).
Chino/Cobre Segment – Operating Income
      Our wholly owned Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper and molybdenum concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine and is currently on care-and-maintenance status.
      Operating income of $60.6 million for the 2006 third quarter increased $42.0 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $61 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by lower copper sales volumes (approximately $18 million).
      Operating income of $55.2 million for the first nine months of 2006 increased $70.5 million compared with the corresponding 2005 period primarily due to lower special, net pre-tax charges ($47.6 million), mostly associated with the absence of asset impairment charges recognized at Cobre in the 2005 second quarter, and higher realized copper prices (approximately $38 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by lower copper sales volumes (approximately $21 million).
Tyrone Segment – Operating Income
      Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
      Operating income of $21.2 million for the 2006 third quarter increased by $18.2 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $20 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and lower mining costs (approximately $7 million) resulting from a decrease in tons mined; partially offset by lower copper sales volumes (approximately $5 million).
      Operating income of $9.3 million for the first nine months of 2006 increased by $217.5 million compared with the corresponding 2005 period primarily due to lower special, net pre-tax charges ($213.9 million), mostly associated with the absence of asset impairment charges recognized in the 2005 second quarter, lower mining costs (approximately $16 million) resulting from a decrease in tons mined, and higher realized copper prices (approximately $9 million), including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by lower copper sales volumes (approximately $20 million).
Manufacturing Segment – Operating Loss
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
      An operating loss of $8.7 million for the 2006 third quarter was unfavorable by $9.0 million compared with the 2005 third quarter primarily due to higher smelter operating costs (approximately $6 million).
      An operating loss of $2.9 million for the first nine months of 2006 was favorable by $134.5 million compared with the corresponding 2005 period primarily due to lower special, net pre-tax charges ($146.4 million), mostly associated with the absence of asset impairment charges recognized at the Chino smelter and Miami refinery in the 2005 second quarter, and higher rod sales (approximately $10 million); partially offset by higher smelter operating costs (approximately $18 million).
Sales Segment – Operating Income
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
      Operating income of $0.3 million for the 2006 third quarter was slightly lower than operating income of $2.3 million for the 2005 third quarter.
      Operating income of $8.2 million for the first nine months of 2006 increased by $6.4 million compared with the corresponding 2005 period primarily due to higher treatment, refining and other charges (approximately $7 million) associated with the resale of South American concentrate.
PDMC Other – Operating Loss
      PDMC Other includes our worldwide mineral exploration and development programs, a process technology center whose primary activities are improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami/Bisbee operations, and eliminations within PDMC.
      An operating loss of $53.2 million for the 2006 third quarter was unfavorable by $7.7 million compared with the 2005 third quarter primarily due to higher exploration spending (approximately $14 million) mostly in central Africa.
      An operating loss of $180.0 million for the first nine months of 2006 was unfavorable by $92.4 million compared with the corresponding 2005 period primarily due to (i) higher exploration spending (approximately $41 million) mostly in central Africa and at our U.S. mines, (ii) higher special, net pre-tax charges ($13.6 million), mostly associated with the absence of net gains on historical legal matters recognized in the 2005 second quarter, (iii) higher employee and variable incentive compensation expense (approximately $12 million) and (iv) the absence of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million).
South American Mines – Operating Income
      South American Mines reported operating income in the 2006 third quarter of $679.6 million, compared with operating income of $181.5 million in the 2005 third quarter.
      South American Mines reported operating income of $1.8 billion for the first nine months of 2006, compared with operating income of $505.4 million for the corresponding 2005 period. (Refer to the separate discussion of PDMC’s South American Mines below for further discussion.)
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
      Operating income of $250.6 million for the 2006 third quarter increased $177.5 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $202 million); partially offset by higher cost of copper production (approximately $35 million). Higher cost of copper production primarily was due to higher smelting, refining and freight costs (approximately $35 million) and higher mining and milling costs (approximately $18 million) mostly associated with higher underground production and higher repair, labor and supply costs; partially offset by an increase in work-in-process inventories (approximately $12 million) and higher precious metals revenue (approximately $6 million) due to higher volumes and prices.
      Operating income of $657.3 million for the first nine months of 2006 increased $444.2 million compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $537 million); partially offset by higher cost of copper production (approximately $110 million). Higher cost of copper production primarily was due to higher smelting and refining costs (approximately $83 million) and higher mining and milling costs (approximately $62 million) mostly associated with higher underground production and higher repair, labor and supply costs; partially offset by an increase in work-in-process inventories (approximately $18 million) and higher precious metals revenue (approximately $19 million) due to higher volumes and prices.
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
      On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the approximate $850 million expansion of the Cerro Verde mine. At September 30, 2006, $112.0 million was borrowed and outstanding under these facilities. Additionally, on April 27, 2006, a first series of Peruvian bonds were issued totaling $90.0 million, with the proceeds used to fund the expansion. In addition to the debt-financing facilities and proceeds from the April 27, 2006, bond issuance, the $442.8 million invested by SMM Cerro Verde Netherlands B.V., Buenaventura and other minority shareholders to establish or increase their ownership interests in Cerro Verde is a major source of funds for the expansion. To date, approximately $744 million has been spent on the Cerro Verde expansion, with approximately $435 million of this amount spent during the first nine months of 2006.
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
      Operating income of $92.6 million for the 2006 third quarter increased $36.8 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $93 million); partially offset by a decrease associated with the reclassification of deferred profit sharing expense from provision for taxes on income (approximately $33 million) and higher cost of copper production (approximately $23 million). Higher cost of copper production primarily was due to higher general and administrative costs (approximately $11 million), including additional contributions made to the Arequipa community (refer to PDMC – Other Matters on pages 45 and 46 for further discussion of these contributions), a decrease in heap-leach and work-in-process inventories (approximately $6 million) and higher mining and cathode costs (approximately $4 million).
      Operating income of $327.5 million for the first nine months of 2006 increased $196.1 million compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $238 million); partially offset by a decrease associated with the reclassification of deferred profit sharing expense from provision for taxes on income (approximately $33 million) and higher cost of copper production (approximately $12 million). Higher cost of copper production primarily was due to higher general and administrative costs (approximately $13 million), including additional contributions made to the Arequipa community (refer to PDMC – Other Matters on pages 45 and 46 for further discussion of these contributions).
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
      Operating income of $336.4 million for the 2006 third quarter increased $283.8 million compared with the 2005 third quarter primarily due to higher realized copper prices (approximately $283 million) and higher copper sales volumes (approximately $18 million);

partially offset by higher cost of copper production (approximately $18 million). Higher cost of copper production primarily was due to higher operating costs (approximately $7 million), mostly associated with higher labor, diesel, contractor and maintenance costs, and a decrease in heap-leach and work-in-process inventories (approximately $9 million).
      Operating income of $846.3 million for the first nine months of 2006 increased $685.4 million compared with the corresponding 2005 period primarily due to higher realized copper prices (approximately $697 million) and higher copper sales volumes (approximately $35 million); partially offset by higher cost of copper production (approximately $48 million). Higher cost of copper production primarily was due to higher operating costs (approximately $25 million), mostly associated with higher labor, diesel, contractor and maintenance costs, a decrease in heap-leach and work-in-process inventories (approximately $17 million) and the unfavorable impact of exchange rates (approximately $5 million).
Primary Molybdenum – Operating Income
      Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.
      In the 2006 second quarter, Primary Molybdenum’s Henderson operation reached a mine development production capacity of 40 million pounds per year. We expect total spending of approximately $24 million to add the increased capacity. To date, approximately $22 million has been spent, of which approximately $17 million was spent during the first nine months of 2006.
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
      Our expected 2006 annual molybdenum production is approximately 69 million pounds (approximately 37 million pounds from our primary mine and 32 million pounds from by-product mines). Approximately 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that, depending on customer and product mix at the time, approximately 70 percent of our molybdenum sales are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $48 million.
      Operating income of $107.4 million for the 2006 third quarter increased $35.5 million compared with the 2005 third quarter primarily due to lower cost of molybdenum purchased from third parties, as well as lower-cost, by-product molybdenum purchased from certain of our U.S. copper operations (approximately $94 million) and higher average molybdenum sales volumes (approximately $31 million); partially offset by lower average molybdenum realizations (approximately $57 million) and higher production costs (approximately $37 million). Higher production costs primarily were associated with increased volumes and included higher cost of material drawn from inventory (approximately $28 million), higher operating costs at Henderson (approximately $5 million), mostly due to higher labor, taxes and supplies, and higher conversion costs (approximately $3 million).
      Operating income of $326.0 million for the first nine months of 2006 increased $68.6 million compared with the corresponding 2005 period primarily due to lower cost of molybdenum purchased from third parties, as well as lower-cost, by-product molybdenum purchased from certain of our U.S. copper operations (approximately $310 million) and higher average molybdenum sales volumes (approximately $76 million); partially offset by lower average molybdenum realizations (approximately $255 million) and higher production costs (approximately $69 million). Higher production costs primarily were associated with increased volumes and included higher cost of material drawn from inventory (approximately $41 million), higher operating costs at Henderson (approximately $16 million) and higher conversion costs (approximately $9 million).
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
PDMC – Other Matters
      On June 24, 2004, the Executive Branch of the Peruvian government approved legislation incorporating a royalty on mining activities, which would be assessed at a graduated rate of up to 3 percent on the value of Cerro Verde’s sales, net of certain related expenses. On June 28, 2006, an amendment to the royalty law was approved by the Peruvian Congress, which granted the Peruvian tax authorities the right to levy mining royalties on all mining companies operating in Peru, including those with stability agreements. On July 21, 2006, the Executive Branch rejected the bill approved by the Peruvian Congress, on the grounds that the government cannot modify stability agreements entered into with mining companies without their consent. However, the government has requested that all mining companies make additional payments to local communities where they operate during times of high copper prices to partially offset proceeds that would have otherwise come from the royalty.
      Cerro Verde’s Mining Stability Agreement contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (refer to Provision for Taxes on Income on page 50 for further discussion of Cerro Verde’s reinvestment program associated with its sulfide expansion project). Cerro Verde’s reinvestment program associated with its sulfide expansion project has resulted in lower revenues being returned to the Arequipa province from the federal government under the mining law of Peru. Therefore, in August 2006, Cerro Verde entered into an agreement to make up a portion of the shortfall with the mayors of local communities and certain other social groups. Based on the agreement, Cerro Verde will pay $4.1 million to the Arequipa province, with the first installment of $1.5 million paid in the 2006 third quarter.
      Cerro Verde has also agreed to conduct and fund technical studies for the construction of a water treatment plant and a sewage treatment plant in Arequipa. Based on the results of the studies, Cerro Verde will finance 50 percent of the construction of both plants. The cost associated with the construction of these facilities is currently under review.
      On August 24, 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions equal to 3.75 percent of after-tax profits to local development funds for a five-year period. Each company will negotiate individual agreements with the government. We have been informed by the Peruvian government that the contributions being made by Cerro Verde to the Arequipa province for the partial financing of the construction of a water treatment plant and a sewage treatment plant will likely be credited toward the amount of the annual contributions.
      As of April 4, 2006, the Luna Energy Facility (Luna), located near Deming, New Mexico, became operational. In late 2004, the Company purchased a one-third interest in the partially constructed power plant. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, partnered with the Company in the purchase of Luna; each owning a one-third interest and each responsible for a third of the costs and expenses. PNM will function as the operating partner of the plant. One third of the plant’s capacity (approximately 190 megawatts) is made available to satisfy the energy demands of PDMC’s New Mexico and Arizona operations. Any energy from excess plant capacity may be sold on the wholesale market. Our interest in this efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
      On September 16, 2005, the federal Bureau of Land Management completed a land exchange with the Company. This action allowed us to advance in the development of the copper mining operation approximately eight miles north of Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies.
      On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford, Arizona, with final approval contingent upon receiving certain state permits needed for the mine. In early July 2006, the Company received an air quality permit from the Air Quality Division of the Arizona Department of Environmental Quality needed to initiate formal construction. The Company has now received all requisite permits and commenced construction in early August 2006. The Safford mine will require a capital investment of approximately $550 million. We anticipate that the Safford mine will be in production during the second half of 2008, with full copper production initially expected to be approximately 240 million pounds per year. Life of the operation is expected to be at least 18 years.
      On November 2, 2005, Phelps Dodge, through a wholly owned subsidiary, exercised its option to acquire a controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Democratic Republic of the Congo (DRC). The action came after the government of the DRC and La Generale des Carrieres et des Mines (Gecamines), a state-owned mining company, executed amended agreements governing development of the concessions and after approval by DRC presidential decree. Phelps Dodge now holds an effective 57.75 percent interest in the project, along with Tenke Mining Corp. at 24.75 percent and Gecamines at 17.5 percent (non-dilutable). A Phelps Dodge subsidiary will be the operator of the project if it is developed and put into production. As part of the transaction, Gecamines will receive asset transfer payments totaling $50 million, including a $15 million asset transfer payment that was paid by Phelps Dodge on November 16, 2005, over a period of approximately five years as specified project milestones are reached. Phelps Dodge is responsible for funding all pre-development costs and an additional $10 million of asset transfer payments; thereafter, the Company and Tenke Mining Corp. are responsible for funding 70 percent and 30 percent, respectively, of any advances for project development. Phelps Dodge has the right to withdraw from the project any time prior to approval of the bankable feasibility study by paying a $750,000 withdrawal fee. If Phelps Dodge withdraws, Tenke Mining Corp. then will be responsible for funding the remaining project costs, asset transfer payments and any other advances, if required.
      The Tenke Fungurume feasibility study is expected to be complete in the 2006 fourth quarter. If the feasibility study is approved, construction of basic infrastructure would begin in early 2007. Production could commence in late 2008 or early 2009.
      On October 15, 2006, the Miami smelter was shut down to perform maintenance and repair on its furnace lining, as well as other routine maintenance. The smelter is expected to restart by mid-November 2006.
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
      Refer to Note 7, Contingencies, to our unaudited September 30, 2006, Consolidated Financial Information, for additional information on significant New Mexico closure and reclamation programs.
Significant Changes in International Closure and Reclamation Programs
      Sociedad Minera Cerro Verde S.A.A.
      On August 15, 2005, the Peruvian Ministry of Energy and Mines published the final regulation associated with the Mine Closure Law. The regulation required companies to submit closure plans for existing projects within one year after August 15, 2005, and for new projects within one year after approval of the Environment Impact Statement. Additionally, the regulation sets forth the financial assurance requirements, including guidance for calculating the estimated cost and the types of financial assurance instruments that can be utilized.
      In accordance with the new regulation, Cerro Verde submitted its closure plan on August 14, 2006. Cerro Verde is in the process of determining its financial assurance obligations associated with the new regulation, which is not required to be submitted to the Peruvian Ministry of Energy and Mines until early 2008. Based on the submitted closure plan’s scope of work, the revised site-wide cost estimate is approximately $80 million (undiscounted, unescalated and on a third-party cost basis).
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
      Refer to Note 7, Contingencies, to our unaudited September 30, 2006, Consolidated Financial Information, for additional information on significant changes in international closure and reclamation programs.
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
      In the 2006 first quarter, Phelps Dodge completed the sales of Columbian Chemicals, the North American magnet wire assets and HPC. (Refer to Note 3, Divestitures, to our unaudited September 30, 2006, Consolidated Financial Information, for further discussion of these transactions.)
      Major financial results of PDI for the quarters and nine months ended September 30, 2006 and 2005, are summarized in the following tables:

(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Sales and other operating revenues to unaffiliated customers	$315.3	319.3
Operating income	$15.0	9.4
Special items and provisions, net	$(7.1)	(1.8)
Operating income before special items and provisions, net	$22.1	11.2
Minority interests in consolidated subsidiaries	$(2.5)	(1.8)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Sales and other operating revenues to unaffiliated customers	$933.1	869.3
Operating income	$37.1	26.7
Special items and provisions, net	$(15.8)	(3.3)
Operating income before special items and provisions, net	$52.9	30.0
Minority interests in consolidated subsidiaries	$(5.0)	(3.6)

Wire and Cable – Sales
      Wire and Cable reported sales to unaffiliated customers of $315.3 million for the 2006 third quarter, compared with sales of $319.3 million for the 2005 third quarter. The decrease of $4.0 million, or 1 percent, primarily was due to the absence of North American magnet wire sales (approximately $99 million) and HPC sales (approximately $26 million) due to the sale of these divisions in the 2006 first quarter; partially offset by higher sales resulting from increased metal prices (approximately $111 million) and higher sales volumes (approximately $6 million) for energy cables and building wire in the international markets.
      Wire and Cable reported sales to unaffiliated customers of $933.1 million for the first nine months of 2006, compared with sales of $869.3 million for the corresponding 2005 period. The increase of $63.8 million, or 7 percent, primarily was due to increased metal prices (approximately $233 million), higher sales volumes (approximately $68 million) for energy cables and building wire in the international markets, and favorable foreign exchange impact (approximately $11 million); partially offset by lower magnet wire sales (approximately $210 million) and HPC sales (approximately $43 million) due to the sale of these divisions in the 2006 first quarter.
Wire and Cable – Operating Income
      Wire and Cable reported operating income of $15.0 million for the 2006 third quarter, including special, net pre-tax charges of $7.1 million, compared with operating income of $9.4 million for the 2005 third quarter, including special, net pre-tax charges of $1.8 million. The increase in operating income of $5.6 million, or 60 percent, primarily was due to improved margins and higher sales volumes (approximately $9 million) for energy cables and building wire in the international markets; partially offset by higher special, net pre-tax charges ($5.3 million).
      Wire and Cable reported operating income of $37.1 million for the first nine months of 2006, including special, net pre-tax charges of $15.8 million, compared with operating income of $26.7 million for the corresponding 2005 period, including special, net pre-tax charges of $3.3 million. The increase in operating income of $10.4 million, or 39 percent, primarily was due to improved margins and higher sales volumes (approximately $22 million) for energy cables and building wire in the international markets; partially offset by higher special, net pre-tax charges ($12.5 million) primarily for the sales of the North American magnet wire assets and HPC.
Note: Supplemental Data
      The following table summarizes Wire and Cable’s special items and provisions, net, included in operating income for the quarters and nine months ended September 30, 2006 and 2005 (refer to Note 4, Special Items and Provisions, Net, to our unaudited September 30, 2006, Consolidated Financial Information, for further discussion):

(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Environmental provisions, net	$—	(0.1)
Asset impairment charges	(5.6)	(2.0)
Dissolution of international wire and cable entity	(1.2)	—
Restructuring programs/closures	—	0.3
Sale of North American magnet wire assets:
Loss on disposal	(1.2)	—
Transaction and employee-related costs	0.6	—
Sale of HPC:
Gain on disposal	0.5	—
Transaction and employee-related costs	(0.2)	—

Special, pre-tax items	$(7.1)	(1.8)

(Unaudited; $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Environmental provisions, net	$—	(0.1)
Asset impairment charges	(5.6)	(2.4)
Dissolution of international wire and cable entity	(1.2)	—
Restructuring programs/closures	—	(0.8)
Sale of North American magnet wire assets:
Loss on disposal	(1.0)	—
Transaction and employee-related costs	(4.1)	—
Sale of HPC:
Loss on disposal	(1.0)	—
Transaction and employee-related costs	(2.9)	—

Special, pre-tax items	$(15.8)	(3.3)

DISCONTINUED OPERATIONS
      On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners LLC, a private equity affiliate of JPMorgan Chase & Co., and South Korea-based DC Chemical Co., Ltd. The transaction was completed on March 16, 2006, resulting in net sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign-held cash and net of approximately $27 million in taxes and related expenses). As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
      The transaction resulted in special, net charges of $124.5 million ($72.9 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $29.7 million ($30.3 million after-tax) was recognized for the first nine months of 2006, which consisted of a loss on disposal of $15.4 million ($14.7 million after-tax), transaction and employee-related costs of $14.3 million (before and after taxes) and a deferred income tax benefit reduction of $1.3 million.
      The following table details selected financial information, which has been reported as discontinued operations for the quarters and nine months ended September 30, 2006 and 2005:

(Unaudited; $ in millions)

	Third Quarter
	2006	2005
Sales and other operating revenues	$—	180.8

Income from discontinued operations before taxes and loss on disposal	$—	10.3
Loss on disposal	(0.2)	—
Provision for taxes on income	(0.9)	(4.3)

Income (loss) from discontinued operations	$(1.1)	6.0

(Unaudited; $ in millions)

	Nine Months Ended September 30,
	2006	2005
Sales and other operating revenues	$179.8	546.4

Income from discontinued operations before taxes and loss on disposal	$17.0	36.5
Loss on disposal	(29.7)	—
Provision for taxes on income	(5.0)	(14.0)

Income (loss) from discontinued operations	$(17.7)	22.5

      We have not separately identified cash flows from discontinued operations for the quarter and nine month periods ended September 30, 2006 and 2005, in the Company’s Consolidated Statement of Cash Flows.
OTHER MATTERS RELATING TO THE CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
      Cost of products sold was $1.9 billion for the 2006 third quarter, compared with $1.4 billion for the 2005 third quarter. The increase of $502.9 million primarily was attributable to (i) higher purchased cathode and concentrate (approximately $287 million) mostly resulting from higher average copper prices, (ii) an increase in copper and molybdenum production costs (approximately $140 million – refer to PDMC’s segments on pages 39 through 44 for further discussion) and (iii) increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $69 million).
      Cost of products sold was $5.2 billion for the first nine months of 2006, compared with $3.8 billion for the corresponding 2005 period. The increase of $1.4 billion primarily was attributable to (i) higher purchased cathode and concentrate (approximately $999 million), mostly resulting from higher average copper prices, (ii) an increase in copper and molybdenum production costs (approximately $213 million – refer to PDMC’s segments on pages 39 through 44 for further discussion) and (iii) increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $199 million).

Selling and General Administrative Expense
      Selling and general administrative expense of $42.9 million for the 2006 third quarter was slightly higher than the 2005 third quarter of $42.4 million.
      Selling and general administrative expense was $141.5 million for the first nine months of 2006, compared with $118.4 million for the corresponding 2005 period. The increase of $23.1 million primarily resulted from (i) higher share-based compensation (approximately $9 million), mostly due to the adoption of SFAS No. 123-R, (ii) higher employee costs, including expense associated with company-wide annual incentive compensation plans (approximately $11 million), (iii) higher legal and professional fees (approximately $4 million) and (iv) higher rent expense (approximately $3 million); partially offset by lower charitable contributions (approximately $8 million) mostly to the PD Foundation.
Exploration and Research Expense
      Exploration and research expense was $39.8 million for the 2006 third quarter, compared with $25.3 million for the 2005 third quarter. The increase of $14.5 million resulted from higher exploration spending (approximately $14 million) primarily in central Africa.
      Exploration and research expense was $103.9 million for the first nine months of 2006, compared with $67.3 million for the corresponding 2005 period. The increase of $36.6 million resulted from higher exploration spending (approximately $41 million) primarily in central Africa and at our U.S. mines; partially offset by a decrease in research expense for PDMC (approximately $4 million).
Interest Expense, Net
      Interest expense, net of capitalized interest, was $1.5 million for the 2006 third quarter, compared with $10.8 million for the 2005 third quarter. The decrease of $9.3 million primarily was attributable to higher capitalized interest ($10.3 million), mostly associated with the Cerro Verde expansion, and net reductions related to the repayment of long-term debt during 2005 (approximately $2 million); partially offset by an increase associated with higher project financing debt for the Cerro Verde expansion project (approximately $3 million).
      Interest expense, net of capitalized interest, was $11.4 million for the first nine months of 2006, compared with $52.9 million for the corresponding 2005 period. The decrease of $41.5 million primarily was attributable to higher capitalized interest ($32.1 million), mostly associated with the Cerro Verde expansion, and net reductions related to the repayment of long-term debt during 2005 (approximately $16 million); partially offset by an increase associated with higher project financing debt for the Cerro Verde expansion project (approximately $5 million).
Early Debt Extinguishment Costs
      In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 third quarter pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
Gain on Sale of Cost-Basis Investment
      On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a 2005 second quarter pre-tax gain of $438.4 million ($388.0 million after-tax).
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
      In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to Sumitomo, Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a 2005 second quarter pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change of interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. is being used to partially finance the approximate $850 million expansion to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde. The cash received in this transaction from SMM Cerro Verde Netherlands B.V. may only be used for the sulfide expansion project and was reflected as restricted cash for financial reporting purposes. (Refer to the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion of the Cerro Verde mine expansion.)
Miscellaneous Income and Expense, Net
      Miscellaneous income and expense, net, was $136.3 million for the 2006 third quarter, compared with $20.0 million for the 2005 third quarter. The increase of $116.3 million resulted primarily from a net gain associated with the Inco termination fee ($82.3 million) and higher interest income ($29.8 million).
      Miscellaneous income and expense, net, was $196.9 million for the first nine months of 2006, compared with $75.7 million for the corresponding 2005 period. The increase of $121.2 million resulted primarily from a net gain associated with the Inco termination fee ($82.3 million) and higher interest income ($68.6 million); partially offset by lower dividend income ($39.9 million) primarily due to the sale of our investment in SPCC in the 2005 second quarter.

Provision for Taxes on Income
      The Company’s income tax provision from continuing operations for the 2006 third quarter resulted from taxes on earnings at international operations ($194.9 million) and U.S. operations ($180.4 million), including benefits from the release of valuation allowances ($0.5 million).
      The Company’s income tax provision from continuing operations for the nine months ended September 30, 2006, resulted from taxes on earnings at international operations ($569.5 million) and taxes on earnings at U.S. operations ($254.3 million), including benefits from the release of valuation allowances ($7.4 million).
      The release of the domestic valuation allowances for the quarter and nine months ended September 30, 2006, was attributable to a portion of our U.S. federal minimum tax credits, as well as our state net operating loss carryforwards.
      Each period, we evaluate whether we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided. If we determine that we will realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense. Conversely, if we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense.
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
      The Company’s income tax provision from continuing operations for the 2005 third quarter resulted from taxes on earnings at U.S. operations ($57.0 million), including recognition of valuation allowances ($34.1 million), and taxes on earnings at international U.S. operations ($47.3 million), including benefits from the release of valuation allowances ($0.9 million).
      The Company’s income tax provision from continuing operations for the nine months ended September 30, 2005, resulted from taxes on earnings at U.S. operations ($179.2 million), including recognition of valuation allowances ($2.2 million), and taxes on earnings at international operations ($121.2 million), including recognition of valuation allowances ($0.6 million).
      Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that approximately $800 million of its sulfide expansion project qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four-year period from 2004 through 2007, which could be extended at the discretion of the Mining Authority for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. Based on qualified earnings for the first nine months of 2006, Cerro Verde recorded a current reinvestment tax benefit of approximately $72 million and a deferred tax benefit of approximately $21 million. At September 30, 2006, Cerro Verde had a total deferred tax asset of approximately $63 million associated with its sulfide expansion project.
      (Refer to Note 9, Provision for Taxes on Income, to our unaudited September 30, 2006, Consolidated Financial Information, for additional discussion of the Company’s effective income tax rate.)
Minority Interests in Consolidated Subsidiaries
      Minority interests in consolidated subsidiaries totaled $206.0 million for the 2006 third quarter, compared with $51.6 million for the 2005 third quarter. The increase of $154.4 million primarily was due to an increase in net earnings at our South American mining operations (approximately $147 million) and the reduction of our ownership interest in Ojos del Salado in the 2005 fourth quarter (approximately $4 million).
      Minority interests in consolidated subsidiaries totaled $525.3 million for the first nine months of 2006, compared with $116.5 million for the corresponding 2005 period. The increase of $408.8 million primarily was due to an increase in net earnings at our South American mining operations (approximately $337 million) and the reduction of our ownership interests in Cerro Verde and Ojos del Salado during 2005 (approximately $68 million).
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
Cash and Cash Equivalents
      We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At September 30, 2006, $2.0 billion, or 48 percent, of the Company’s consolidated cash was held at international locations, of which $722.6 million was for the account of minority participants. Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the United States.

      The following table reflects the U.S. and international components of consolidated cash and cash equivalents (including restricted cash) at September 30, 2006, and December 31, 2005:

(Unaudited; $ in millions)

	September 30,	December 31,
	2006	2005
U.S. operations:
Phelps Dodge*	$2,151.2	1,103.9
Minority participant’s share	0.4	0.4

	2,151.6	1,104.3

International operations:
Phelps Dodge**	1,252.0	571.3
Minority participants’ share**	722.6	261.9

	1,974.6	833.2

Total consolidated cash	$4,126.2	1,937.5

*	At September 30, 2006, and December 31, 2005, U.S. operations included restricted cash of $18.7 million, and $9.4 million, respectively.

**	At September 30, 2006, and December 31, 2005, international operations included restricted cash of $21.4 million and $11.4 million, respectively. At September 30, 2006, and December 31, 2005, $7.0 million and $5.0 million, respectively, of restricted cash was associated with minority participants’ shares.

      Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows.
Working Capital
      During the first nine months of 2006, net working capital balances (excluding cash and cash equivalents, restricted cash and debt) decreased by $339.7 million. This net decrease resulted primarily from:
•	a $657.2 million increase in accounts payable and accrued expenses due to (i) higher accruals for hedging and price protection programs (approximately $451 million), mostly associated with mark-to-market adjustments on copper collars, (ii) higher accruals for capital spending (approximately $71 million), (iii) higher balances for copper cathode and concentrate purchases (approximately $45 million) and (iv) net increases in asset retirement obligations (approximately $38 million) and environmental reserves (approximately $22 million) primarily resulting from the reclassification of the current portion;

•	a $250.6 million net decrease in assets held for sale and liabilities related to assets held for sale due to the completion of the sale of Columbian ($159.7 million) and the North American magnet wire assets ($90.9 million) in the 2006 first quarter; and

•	a $224.4 million increase in accrued income taxes primarily due to higher foreign, federal and state income tax provisions (approximately $680 million) and the reclassification of federal income taxes to prepaid expenses (approximately $48 million); partially offset by payments, net of refunds (approximately $484 million); partially offset by

•	a $501.9 million increase in accounts receivable primarily due to higher copper receivables mostly resulting from higher copper prices;

•	a $110.1 million increase in current deferred tax assets primarily due to the reclassification from non-current deferred income taxes;

•	a $63.3 million increase in mill and leach stockpiles primarily due to the reclassification of the current portion (approximately $59 million) and the adoption of Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (approximately $4 million);

•	a $45.3 million increase in prepaid expenses and other current assets primarily due to higher prepaid federal income taxes (approximately $48 million); and

•	a $44.5 million increase in inventories primarily due to (i) higher purchases at Wire and Cable (approximately $15 million), mostly in anticipation of increased customer demand and higher copper prices, (ii) an increase in work-in-process inventory levels (approximately $15 million) primarily associated with the Morenci mill restart and higher inventory of stockpiled mill ore at Candelaria and (iii) the impact of adopting EITF Issue No. 04-6 (approximately $7 million).
Capital Expenditures and Investments
      Capital expenditures and investments in subsidiaries for the nine months ended September 30, 2006, totaled $830.0 million, including $796.0 million for PDMC, $11.4 million for PDI, $13.2 million for other corporate-related activities and $9.4 million associated with discontinued operations. Capital expenditures and investments in subsidiaries for the corresponding 2005 period totaled $403.7 million, including $359.1 million for PDMC, $12.0 million for PDI, $10.0 million for other corporate-related activities and $22.6 million associated with discontinued operations. The $426.3 million increase in capital expenditures primarily was due to higher spending for the Cerro Verde expansion project (approximately $264 million), the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator (approximately $71 million) and the development of the Safford copper mine (approximately $32 million).
      Capital expenditures and investments in subsidiaries for 2006 are expected to be approximately $1.4 billion, including approximately $1.3 billion for PDMC, approximately $25 million for PDI and approximately $60 million for other corporate-related activities. The increase from the $698.2 million for 2005 is primarily due to amounts we expect to spend in 2006 associated with development of the Safford copper mine (approximately $142 million), and higher 2006 expenditures associated with the Cerro Verde expansion project (approximately $240 million) and the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator (approximately $97 million). These capital expenditures and investments are expected to be funded primarily from operating cash flows and cash reserves. In addition, the Cerro Verde expansion project is being funded by the cash proceeds received from its equity partners, project financing, bonds and internally generated funds.
Debt
      The Company’s total debt at September 30, 2006, was $921.6 million, compared with $694.5 million at December 31, 2005. The $227.1 million net increase in total debt from December 31, 2005, primarily was due to an increase in long-term debt associated with higher Cerro Verde project financing ($92.0 million borrowed under its debt financing facilities and $90.0 million of Peruvian bonds) and an increase in short-term borrowings ($48.7 million) mostly at our

Wire and Cable South American operations due to increased metals prices and reduced vendor terms on raw material purchases. The Company’s ratio of debt to total capitalization was 10.4 percent at September 30, 2006, compared with 9.6 percent at December 31, 2005.
      On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA – as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At September 30, 2006, the Company met all financial covenants. At September 30, 2006, there was a total of approximately $73 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at September 30, 2006, amounted to approximately $1.0 billion, of which approximately $227 million could be used for additional letters of credit.
      The Company is currently working with the state of New Mexico to replace approximately $71 million in surety bonds posted for financial assurance obligations with an equal value of letters of credit that would be issued under the revolving credit facility.
      On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine (refer to page 43 for additional discussion of the Cerro Verde mine expansion). Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company and the other minority interest partners to pledge their respective shares of Cerro Verde. At September 30, 2006, and December 31, 2005, outstanding project-financed debt under these facilities totaled $112.0 million and $20.0 million, respectively. Copper market conditions and internally generated cash will determine future borrowings.
      On April 17, 2006, the National Supervisory Commission of Companies and Securities of the Republic of Peru authorized the registration of a series of bonds to be issued through one or more offerings by Cerro Verde in an aggregate principal amount of up to $250 million, with the issuance of the first series of bonds in the aggregate principal amount of up to $90 million. On April 27, 2006, the first series of bonds was issued for total proceeds of $90.0 million, which was used to fund the Cerro Verde expansion project. The issuance of these bonds reduced, dollar-for-dollar, the $90 million stand-by facility included in the $450 million debt-financing facilities. Any further issuance of bonds would require the consent of the Senior Facility Lenders in accordance with the Master Participation Agreement.
      In September 2006, Cerro Verde notified the Senior Facility Lenders that it would reduce loan commitments by $138 million, so that total borrowings would not exceed $312 million, including the $90.0 million of local bonds issued in April 2006 and $112.0 million of outstanding project-financed debt at September 30, 2006. The reduction in loan commitments became effective on October 11, 2006.
Dividends
      On April 5, 2006, Phelps Dodge increased the quarterly common stock dividend from 18.75 cents per common share (post-split) to 20 cents per common share. For the first nine months of 2006, Phelps Dodge paid regular quarterly dividends of 58.75 cents per common share (post-split) and special cash dividends of $4.00 per common share (post-split) as part of the Company’s shareholder capital return program (refer to Other Items that May Affect Liquidity on pages 53 through 55 for further discussion of the program). Common dividend payments, including special cash dividends, for the first nine months of 2006 totaled $934.6 million. The common stock dividend for the 2006 fourth quarter will be paid on December 1, 2006, to common shareholders of record at the close of business on November 16, 2006.

Contractual Obligations
      The following table summarizes Phelps Dodge’s contractual obligations at September 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The following table, as of September 30, 2006, reflects an update of only the major changes to the similar table presented in the Company’s Form 10-K at December 31, 2005:

Contractual Obligations:
(Unaudited; $ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$63.0	63.0	—	—	—
Long-term debt	858.6	62.2	52.1	181.9	562.4
Asset retirement obligations*	42.4	15.6	14.4	9.5	2.9
Take-or-pay contracts	853.2	658.7	129.3	39.0	26.2

Total contractual cash obligations	$1,817.2	799.5	195.8	230.4	591.5

*	Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of September 30, 2006. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of approximately $69 million that are expected to be incurred in connection with accelerating certain closure projects, which are in the Company’s discretion. Additionally, we have also excluded estimated payments for reclamation activities that are expected to occur after five years and the associated trust assets of approximately $507 million that have been dedicated to funding these reclamation activities because the majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.

      The decrease of $615.9 million in our take-or-pay obligations at September 30, 2006, compared with year-end 2005 primarily was due to obligations of approximately $393 million associated with Columbian Chemicals discontinued operations that were assumed by the buyer upon close of the sale, and a decrease of approximately $233 million mostly associated with the Cerro Verde mine expansion; partially offset by an increase of approximately $43 million in copper delivery contracts.
      Our take-or-pay contracts primarily include contracts for copper deliveries of specified volumes at market-based prices (approximately $381 million), transportation and port fee commitments (approximately $202 million), contracts for other supplies and services (approximately $118 million — of which approximately $79 million was associated with the expansion of the Cerro Verde mine and approximately $18 million for the Morenci mill restart), contracts for electricity (approximately $106 million), contracts for sulfuric acid for deliveries of specified volumes based on negotiated rates to El Abra and Cerro Verde (approximately $38 million) and oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $9 million). Approximately 56 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for PDMC and North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant. Transportation obligations total approximately $179 million primarily for Candelaria and Cerro Verde contracted ocean freight rates, El Abra sulfuric acid freight arrangements and natural gas transportation for our Luna power plant. Cerro Verde has port fee commitments of approximately $23 million over approximately 20 years.
Guarantees
      Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Phelps Dodge as a guarantor is involved in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and certain indemnity obligations. Refer to Note 20, Guarantees, of the Company’s Form 10-K for the year ended December 31, 2005, for additional discussion regarding our financial guarantee and indemnity obligations. As of September 30, 2006, there have been no significant changes in our financial guarantee obligations and no liabilities recorded during the first nine months of 2006 in connection with our guarantees that existed as of December 31, 2005. Phelps Dodge has provided certain parent guarantees associated with the Cerro Verde debt-financing facility.
Other Items that May Affect Liquidity
      On September 5, 2006, Phelps Dodge and Inco, Ltd. (Inco) agreed to terminate their Combination Agreement (the Agreement). In connection with terminating the Agreement, Inco paid Phelps Dodge a gross termination fee of $125 million ($82.3 million net of expenses) and has agreed to pay an additional $350 million if it consummates a change-of-control transaction on or prior to September 7, 2007. As a result of the termination of the Agreement with Inco, Fitch Ratings removed Phelps Dodge from Rating Watch Negative and affirmed its BBB ratings for the Company’s Issuer Default Rating and debt ratings. Additionally, Standard and Poor’s Ratings Services (S&P) removed Phelps Dodge from CreditWatch and affirmed its BBB corporate credit and A-2 commercial paper ratings.
      On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split was effected in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006. (Refer to Note 15, Shareholders’ Equity, to our

unaudited September 30, 2006, Consolidated Financial Information for further discussion.)
      On April 5, 2006, the Company’s board of directors approved an increase in the Company’s shareholder capital return program to $2.0 billion from the previously approved $1.5 billion. Since the announcement of this program in October 2005, Phelps Dodge has returned approximately $1.3 billion to shareholders through special dividends. Approximately $700 million remains to be returned to our shareholders under this program.
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
      On July 13, 2005, the Company made a cash contribution of $250 million to certain U.S. pension plans. As a result, the entire projected benefit obligation for those plans was funded at September 30, 2006. We do not anticipate any further appreciable funding requirements for these plans through 2008.
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
      On June 16, 2005, the Chilean government instituted a progressive royalty tax (the Mining Tax) rate on the operational margin generated from mining activities in Chile (5 percent for our El Abra and Candelaria subsidiaries, and 1 percent for our Ojos del Salado subsidiary). The Mining Tax became effective January 1, 2006, and El Abra and Candelaria have opted to participate in the special incentives provided as part of the Mining Tax. The special incentives include (i) a reduction in the Mining Tax rate from 5 percent to 4 percent for a 12-year period and a guarantee that there will be no changes in other mining-related taxes, including the mining license fee, (ii) a tax credit equal to 50 percent of the Mining Tax during 2006 and 2007 and (iii) the use of accelerated depreciation in determining the Mining Tax and remittance of tax dividends through 2007. In addition, both El Abra and Candelaria are required to disclose certain financial information, including audited annual financial statements, to the Chilean Securities and Insurance Commission.
      In April 2006, an amendment to the Mining Tax was enacted, which allows mining companies to elect to deduct interest on loans, provided that the use of accelerated depreciation and amortization used in the calculation of the Mining Tax is waived. Our analysis determined that the amended provisions would result in a favorable impact, and in June 2006, El Abra and Candelaria submitted an election to deduct interest expense. Upon making this election, the Mining Tax, which was previously recognized as a component of operating income, was reclassified to provision for taxes on income from continuing operations.
      During 2005, the Company finalized a year-long process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on projects where we have regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial, long-term closure obligations. Our current plan is to spend, including capital, an average of approximately $150 million per year for 2006 and 2007 associated with environmental reserve and reclamation projects. During the first nine months of 2006, approximately $133 million was spent on these projects.
      Our earnings and cash flows primarily are determined by the results of our copper and molybdenum mining business. Based on expected 2006 annual consolidated production of approximately 2.5 billion pounds of copper, each 1 cent per pound change in the average annual copper price (or in the average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests of approximately $25 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. We have taken steps intended to improve our costs and operating income. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.
      Based on our expected 2006 molybdenum production of approximately 69 million pounds and the assumption that approximately 70 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $48 million.
Other
      In the 2006 fourth quarter, we will complete our annual update to our company-wide business plans that includes updating our mine plans and associated ore reserve estimates, and our Wire and Cable business plan. The mine plans are based upon management’s estimates, including long-term copper and molybdenum prices reflective of recent historical average copper and molybdenum price cycles. The Wire and Cable business plan is based on management’s analysis and estimates of market dynamics. Upon completion of our business plans in the fourth quarter, we will evaluate any significant changes in our mines and businesses and conduct impairment analyses, if appropriate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes in the Company’s market risk during the nine months ended September 30, 2006. For additional information on market risk, refer to pages 33 through 36, 45 through 47, and 81 through 87 of our report on Form 10-K for the year ended December 31, 2005.
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
Changes in Internal Control Over Financial Reporting
      The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the first nine months of 2006.
Part II. Other Information
Item 1. Legal Proceedings
      I. Reference is made to paragraph IV of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2005, to paragraph I of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended March 31, 2006, and to paragraph I of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended June 30, 2006.
      With respect to Phelps Dodge Tyrone, Inc. v. New Mexico Water Quality Control Commission (WQCC), No. 25027, on June 15, 2006, the New Mexico Court of Appeals issued its decision overturning two permit conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari filed by other parties. The case will be remanded by the Court of Appeals to the WQCC for further proceedings. Also, the WQCC has postponed the hearing on the Chino closure permit pending a report by the parties on settlement discussions.
      II. Reference is made to paragraph III of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2005.
      The October 30, 2006, tentative date for the Pinal Creek allocation trial has been postponed due to a discovery dispute and related orders and appeals and has not yet been rescheduled.
      III. In September and October 2006, the Arizona Department of Environmental Quality (ADEQ) sent Notices of Violation (NOV) to the Phelps Dodge Sierrita operations in southeastern Arizona. The two NOVs alleged certain visibility and permit violations associated with dust emissions from Sierrita’s tailing facility during high wind events. No action has been filed at this time and Sierrita has responded to the NOVs by acknowledging that dust likely did exceed a certain visibility standard, but denying the other allegations. Sierrita has implemented response actions and entered into discussions with ADEQ to seek to resolve ADEQ’s concerns raised in the NOVs.
      IV. In September 2006, the U.S. Environmental Protection Agency (EPA) notified Phelps Dodge Sierrita, Inc. (PDSI) of the possible assessment of stipulated penalties arising from deviations from certain provisions of a Consent Decree dated June 21, 2004, by and among PDSI, the United States and the ADEQ, entitled United States and the State of Arizona v. Phelps Dodge Sierrita, Inc. No. CIV 04-312 TUC FRZ. PDSI is preparing to enter into negotiations with EPA and ADEQ concerning the potential assessment of the stipulated penalties.
      V. Reference is made to paragraph VI of Part I, Item 3, Legal Proceedings, of the Company’s Form 10-K for the year ended December 31, 2005, and to paragraph II of Part II, Item 1, Legal Proceedings, of the Company’s Form 10-Q for the quarter ended June 30, 2006.
      The defendants’ motion for summary judgment in In re Carbon Black Antitrust Litigation has been fully briefed and is awaiting oral argument and decision by the court.
      In the action pending in Florida, the claims against the Company have been dismissed without prejudice; Columbian Chemicals Company (Columbian) remains a defendant.
      The Company has retained responsibility for these matters pursuant to the terms of the agreement related to the sale of Columbian. Columbian has committed to provide appropriate assistance to defend these matters.
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
      The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended September 30, 2006:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
July 1-31, 2006	10,582	$83.17	—	—
August 1-31, 2006	1,405	89.82	—	—
September 1-30, 2006	1,718	92.87	—	—

Total	13,705	85.07	—	—

*	This category includes shares repurchased under the Company’s applicable stock option and restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, the Company repurchases shares to satisfy tax obligations on restricted stock awards, and in the SSP, the Company repurchases shares as a result of changes in investment elections by plan participants.

Item 6. Exhibits
      Exhibits required to be filed by the Company are listed in the Index to Exhibits.

      Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PHELPS DODGE CORPORATION
(Corporation or Registrant)

Date: October 24, 2006	By:	/s/ Denise R. Danner
Denise R. Danner
Vice President and Controller (Principal Accounting Officer)

Index to Exhibits

10.1	Termination Agreement between the Company and Inco Ltd. (dated as of September 5, 2006) (incorporated by reference to a Form 8-K filed on September 5, 2006 (SEC File No. 1-82)).

11	Computation of per share earnings.

12	Computation of ratios of total debt to total capitalization.

15	Letter from PricewaterhouseCoopers LLP with respect to unaudited interim financial information.

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
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