Form 10-K
period 2006-12-31
PHELPS DODGE CORP
filed 2007-02-27
CIK 78066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
Commission file number 1-82
PHELPS DODGE CORPORATION
(Exact name of registrant as specified in its charter)

New York	13-1808503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One North Central Avenue, Phoenix, AZ	85004-4414
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (602) 366-8100
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, $6.25 par value per share	New York Stock Exchange
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
The aggregate market value of Common Shares of the issuer held by nonaffiliates at June 30, 2006, was approximately $16,759,938,107.
Number of Common Shares outstanding at February 23, 2007: 204,142,665 shares.
Documents Incorporated by Reference:

Document	Location in 10-K

Proxy Statement for 2007 Annual Meeting	Part III

i

PHELPS DODGE CORPORATION
Annual Report on Form 10-K
For the Year Ended December 31, 2006

Table of Contents	Page
PART I.

Items 1. and 2. Business and Properties	1
Phelps Dodge Mining Company	2
Properties, Facilities and Production	3
United States Mines	3
South American Mines	7
Africa Deposit	9
Manufacturing Segment	10
Primary Molybdenum Segment	10
Copper Production, by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production	11
Phelps Dodge Copper Production Data, by Source	13
Phelps Dodge Copper Sales Data, by Source	15
Phelps Dodge Other Metal Production and Sales	15
Phelps Dodge Manufacturing and Sales Production	16
Other Mining	17
Ore Reserves	19
Average Drill-Hole Spacing at Ore Reserve Properties	22
Metallurgical Recovery	22
Mill and Leach Stockpiles	22
Copper and Molybdenum Prices	24
Mineralized Material	24
Sales and Competition	25
Prices, Supply and Consumption	25
Costs	27
Environmental and Other Regulatory Matters	27
Ownership of Property	31
Phelps Dodge Industries	32
Wire and Cable Segment	32
Discontinued Operations	33
Labor Matters	33
Research and Development	33
Other Environmental Matters	33
Item 1A. Risk Factors	36
Item 3. Legal Proceedings	39
Item 4. Submission of Matters to a Vote of Security Holders	43
Executive Officers of Phelps Dodge Corporation	44

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters	45
Item 6. Selected Financial Data	46
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows	49
Critical Accounting Policies and Estimates	51
Results of Phelps Dodge Mining Company	61
Results of Phelps Dodge Industries	80
Discontinued Operations	80
Other Matters Relating to the Consolidated Statement of Income	81
Changes in Financial Condition; Capitalization	84
Capital Outlays	100
Inflation	100
Dividends and Market Price Ranges	100
Quarterly Financial Data	101
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	48
Item 8. Financial Statements and Supplementary Data
Phelps Dodge Corporation and Consolidated Subsidiaries Index to Consolidated Financial Statements	103
Report of Management on Internal Control Over Financial Reporting	103
Report of Independent Registered Public Accounting Firm	104
Consolidated Statement of Income	105
Consolidated Balance Sheet	106
Consolidated Statement of Cash Flows	107
Consolidated Statement of Shareholders’ Equity	108
Notes to Consolidated Financial Statements	110
Financial Data By Geographic Area	150
Financial Data By Business Segment	151
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A. Controls and Procedures	48
Item 9B. Other Information	48

PART III.

Item 10. Directors and Executive Officers of the Registrant	154
Item 11. Executive Compensation	154
Item 12. Security Ownership of Certain Beneficial Owners and Management	154
Item 13. Certain Relationships and Related Transactions	154
Item 14. Principal Accounting Fees and Services	154

PART IV.

Item 15. Exhibits and Financial Statement Schedules	154
Valuation and Qualifying Accounts and Reserves	160
Signatures	161
Glossary of Terms	162
EX-10.41
EX-10.43
EX-10.44
EX-10.45
EX-11
EX-12.1
EX-12.2
EX-21
EX-23
EX-24
EX-31
EX-32

PHELPS DODGE CORPORATION
2006 Annual Report on Form 10-K
PART I
Items 1. and 2. Business and Properties
     Phelps Dodge Corporation (the Company, which also may be referred to as Phelps Dodge, PD, we, us or our) is one of the world’s leading producers of copper and molybdenum, and is the world’s largest producer of molybdenum-based chemicals and continuous-cast copper rod.
     On November 18, 2006, Phelps Dodge and Freeport-McMoRan Copper & Gold Inc. (Freeport) entered into a definitive merger agreement under which Freeport will acquire Phelps Dodge, creating the world’s largest publicly traded copper company. The combined company will represent one of the most geographically diversified portfolios of operating, expansion and growth projects in the copper mining industry.
     The transaction, which is subject to Phelps Dodge and Freeport shareholder approval, regulatory approvals and customary closing conditions, is expected to close in March 2007. Phelps Dodge and Freeport will each hold a special meeting of shareholders on March 14, 2007, to vote on the proposed acquisition. Phelps Dodge and Freeport common shareholders of record at the close of business on February 12, 2007, will be entitled to vote on the proposed transaction.
     Under the terms of the transaction, Freeport will acquire all of the outstanding common shares of Phelps Dodge for a combination of cash and common shares of Freeport. Each Phelps Dodge shareholder would receive $88.00 per share in cash plus 0.67 common shares of Freeport for each Phelps Dodge share. Freeport will deliver a total of approximately 137 million shares to Phelps Dodge shareholders, resulting in Phelps Dodge shareholders owning approximately 38 percent of the combined company on a fully diluted basis. Based upon the closing price of Freeport stock on February 16, 2007, the combination of cash and common shares would have a value of $126.57 per Phelps Dodge share.
     The Company consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI).
     PDMC includes our worldwide, vertically integrated copper operations from mining through rod production, marketing and sales; molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales; other mining operations and investments; and worldwide mineral exploration, technology and project development programs. PDMC includes 11 reportable segments – Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone (located in the United States), Candelaria/Ojos del Salado, Cerro Verde and El Abra (located in South America), Manufacturing, Sales and Primary Molybdenum and other mining activities. We are also currently developing a copper mine in Safford, Arizona, and a copper/cobalt mine in the Katanga province in the Democratic Republic of Congo (DRC). The Primary Molybdenum segment includes our Henderson and Climax molybdenum mines in the United States.
     In 2006, PDMC produced 1,218,700 tons of copper on a consolidated basis (1,006,300 tons on a pro rata basis, which reflects our ownership interest) from worldwide mining operations, and an additional 61,200 tons of copper for our partner’s 15 percent undivided interest in the Morenci mine. Gold, silver, molybdenum, rhenium and sulfuric acid are by-products of our copper and molybdenum operations. Production of copper for our own account (our pro rata share) from our U.S. operations constituted approximately 48 percent of the copper mined in the United States in 2006. Much of our U.S. copper cathode production, together with additional copper cathode purchased from others, is used to produce continuous-cast copper rod, the basic feed for the electrical wire and cable industry.
     In 2006, PDMC produced 68.2 million pounds of molybdenum from mining operations. High-purity, chemical-grade molybdenum concentrate is produced at our Henderson mine in Colorado. Most of the concentrate produced at Henderson is roasted at our Fort Madison, Iowa, facility and is further processed at the facility’s chemical plant into value-added molybdenum chemical products. In addition, some of the concentrate is processed into salable molybdenum disulfide for use primarily in the lubricant industry.
     Molybdenum concentrate also is produced as a by-product at three of our U.S. copper operations. This concentrate generally is roasted at one of our three roasting operations to produce technical-grade molybdic oxide for sale into metallurgical markets (i.e., steel industries).
     We are engaged in exploration efforts for metals and minerals throughout the world. We also have research and process technology facilities primarily at our Process Technology Center in Safford, Arizona, and a research and development facility for engineered materials at our Climax Technology Center in Sahuarita, Arizona.
     PDI, our international manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Our Wire and Cable segment has operations in Latin America, Asia and Africa. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries, manufacture energy cables for international markets.
     Prior to the below-mentioned dispositions in the 2006 first quarter, PDI consisted of two reportable segments – Specialty Chemicals and Wire and Cable. Specialty Chemicals consisted of Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian), one of the world’s largest producers of carbon black. Additionally, the Wire and Cable segment also produced magnet wire and specialty conductors.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals to a company owned jointly by One Equity Partners, a private equity affiliate of JPMorgan Chase & Co., and South Korean-based DC Chemical Co. Ltd. The transaction was completed on March 16, 2006. (Refer to Note 2, Divestitures, for further discussion.)
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment, to Rea Magnet Wire Company, Inc. (Rea). The transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment, to International Wire Group, Inc. (IWG). The transaction was completed on March 31, 2006. Neither transaction met the criteria for classification as discontinued operations as the Company is continuing to supply Rea with copper rod and IWG with copper rod and certain copper alloys. (Refer to Note 2, Divestitures, for further discussion of these transactions.)
     Note 24, Business Segment Data, to our Consolidated Financial Statements contained herein includes financial data for each of the last three years relating to our business segments, including data by geographic area.
     Phelps Dodge was incorporated as a business corporation under the laws of the state of New York in 1885. Our corporate headquarters is located in Phoenix, Arizona, and is a leased property. We employed approximately 16,000 people worldwide on February 15, 2007.
     Throughout this document, unless otherwise stated, all references to tons are to short tons, and references to ounces are to troy ounces.
Available Information. Phelps Dodge files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the SEC). You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Phelps Dodge) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.
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
PHELPS DODGE MINING COMPANY
     PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the following mines produce by-products: the Candelaria, Ojos del Salado, Morenci, Bagdad, Sierrita and Chino mines produce gold and silver; the Bagdad, Sierrita and Chino mines produce molybdenum and rhenium; and the Cerro Verde mine produces molybdenum and silver. We are also currently developing a copper mine in Safford, Arizona, and a copper/cobalt mine in the Katanga province in the DRC.
     The Manufacturing segment consists of conversion facilities including our smelter, refinery, rod mills and specialty copper products facility. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode, rod and custom copper shapes. In addition, at times it smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     The Sales segment functions as an agent to purchase and sell copper from our U.S. mines and Manufacturing segment. It also purchases and sells any copper not sold by our South American Mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate. Copper rod historically was sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment. Since the disposition of those businesses, we have continued to sell copper rod and certain copper alloys to them.
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
     PDMC Other, although not a reportable segment, includes our worldwide mineral exploration and development programs, a process technology center whose primary activities comprise improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami, Bisbee and Tohono operations, and eliminations within PDMC.
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
Properties, Facilities and Production
     Following are maps indicating the approximate location of PDMC’s U.S. copper and molybdenum mines:
United States Mines
     We produce electrowon copper cathode at leaching and solution extraction/electrowinning (SX/EW) operations located near Tyrone and Silver City, New Mexico (Tyrone and Chino mines, respectively), and near Morenci, Bagdad, Green Valley and Miami, Arizona (Morenci, Bagdad, Sierrita and Miami mines, respectively). We produce copper concentrate from open-pit mines and concentrators located at Bagdad, Green Valley and Morenci, Arizona, and Silver City, New Mexico. Our Miami mine in Arizona, which has the capability to produce electrowon copper cathode, has been curtailed since 2002.
     We are the world’s leading producer of copper using the SX/EW process. In 2006, we produced a total of 506,400 tons of copper cathode at our SX/EW facilities in the United States, which includes our partner’s 15 percent undivided interest in our Morenci mine. This compares with 532,700 tons in 2005 and 567,100 tons in 2004. SX/EW is a cost-effective process for extracting copper from certain types of ores and is a major factor in our continuing efforts to maintain internationally competitive costs.
Arizona Mines
     Morenci
     Morenci is an open-pit copper mining complex located in Greenlee County, Arizona, approximately 50 miles northeast of Safford on U.S. Highway 191. The site is accessible by a paved highway and a railway spur. Phelps Dodge Corporation, which operates the facility, owns an 85 percent undivided interest in Morenci. The remaining 15 percent was acquired in 1986 by Sumitomo Metal Mining Arizona, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production.
     The Morenci mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla; chalcocite is the most important secondary copper sulfide mineral and chalcopyrite the dominant primary copper sulfide.
     The Morenci operation consists of a 54,000 ton-per-day concentrator that produces copper concentrate, an 88,000 ton-per-day crushed-ore leach pad and stacking system, a large low-grade run-of-mine (ROM) leaching system, four solution-extraction (SX) plants, and three electrowinning (EW) tankhouses that produce copper cathode. Total EW tankhouse capacity is approximately 890 million pounds of copper per year. The mining capacity will be sufficient by mid-2007 to move an average of 870,000 tons of material per day, utilizing a fleet of 260-ton haul trucks loaded by shovels with bucket sizes ranging from 62 to 72 cubic yards. The open-pit mine has been in continuous operation since 1939 and was mined prior to that date through underground workings.
     In June 2005, the Phelps Dodge board of directors approved expenditures of $210 million (100 percent basis) to construct a concentrate-leach, direct-electrowinning facility at Morenci, and to restart its concentrator, which had been idle since 2001. The concentrate-leach facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure-leaching and EW processes instead of smelting and refining.
     Morenci is located in a high-desert environment. The highest bench elevation is 6,400 feet above sea level, and the ultimate pit bottom will have an elevation of 3,000 feet above sea level. Rainfall averages 13 inches per year, with most occurring during late summer monsoons (July through September).
     The Morenci operation encompasses approximately 53,944 acres comprising 47,609 acres of patented mining claims and other fee lands, 5,914 acres of unpatented mining claims, and 421 acres of land held by state or federal permits, easements and rights-of-way.
     Morenci receives electrical power through Tucson Electric Power Company, Arizona Public Service, and the Luna Energy Facility (Luna) in Deming, New Mexico (in which we own a one-third interest). The Morenci operation has sufficient approved water sources for the duration of its operating life.

     We are, at present, a party to litigation that could adversely impact the allocation of available water supplies for the Morenci operation and our other properties in Arizona. (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)
     Bagdad
     Bagdad is an open-pit copper and molybdenum mining complex located in Yavapai County in west-central Arizona. It is approximately 60 miles west of Prescott and 100 miles northwest of Phoenix. The property can be reached by Arizona Highway 96, which ends at the town of Bagdad. The closest railroad siding is at Hillside, Arizona, approximately 24 miles southeast on Arizona Highway 96. Bagdad is wholly owned and operated by Phelps Dodge.
     The Bagdad mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, malachite and azurite; chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.
     The Bagdad operation consists of an 85,000 ton-per-day concentrator that produces copper and molybdenum concentrates, and an SX/EW plant that produces copper cathode from solution generated by low-grade ROM leaching and from conversion of a portion of mill copper concentrates in a concentrate-leach plant. Annual copper production from the Bagdad concentrator varies from 150 million to 200 million pounds per year. The majority of concentrate produced is smelted at PD’s Miami, Arizona, facility, and up to 35 million pounds per year are produced as cathode from the SX/EW and concentrate-leach plants. The EW tankhouse has a design capacity of approximately 65 million pounds of copper per year, which includes 35 million pounds of copper associated with its concentrate-leach facility. Bagdad produces 15 million to 20 million pounds per year of copper cathode from its ROM leaching system, with the copper plated at its SX/EW facility. Molybdenum production at the Bagdad mill ranges from 8 million to 11 million pounds per year. The current mining fleet has the capacity to move in excess of 200,000 tons of material per day using 260-ton haul trucks loaded by shovels with bucket sizes ranging from 26 to 62 cubic yards. The open-pit mining operations have been ongoing since 1945. The deposit was mined through underground workings prior to 1945.
     In 2002, Bagdad constructed a high-temperature, concentrate-leaching demonstration plant designed to recover annually 35 million pounds of commercial-grade copper cathode from chalcopyrite concentrates. The plant was commissioned in 2003 and continues to operate. The facility is the first of its kind in the world to use high-temperature, pressure leaching to process chalcopyrite concentrates. In 2005, this facility was used to test and demonstrate medium-temperature, pressure-leaching and direct-electrowinning technology, which will be used at the Morenci concentrate-leaching facility. The plant was converted back to high-temperature, pressure leaching in December 2005. This technology could assist in our long-term, cost-reduction strategy.
     Bagdad is located in a semi-arid desert environment. The highest bench elevation is 3,950 feet above sea level, and the ultimate pit bottom will have an elevation of 1,550 feet above sea level. The Bagdad region has annual average precipitation of approximately 15 inches, with most occurring during the months of July through September and from December through April.
     The Bagdad operation encompasses approximately 21,743 acres comprising 21,143 acres of patented mining claims and other fee lands, and 600 acres of unpatented mining claims.
     Bagdad receives electrical power from Arizona Public Service Company. The Bagdad operation has sufficient approved groundwater sources for the duration of its operating life.
     Sierrita
     Sierrita is an open-pit copper and molybdenum mining complex located in Pima County, Arizona, approximately 20 miles southwest of Tucson and seven miles west of the town of Green Valley and Interstate Highway 19. The site is accessible by a paved highway and by rail. Sierrita is wholly owned and operated by Phelps Dodge.
     The Sierrita mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are malachite, azurite and chrysocolla; chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.
     The Sierrita operation consists of a 112,000 ton-per-day concentrator, two molybdenum roasters and a rhenium processing facility. The facility produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. The copper is plated at the leased Twin Buttes EW facility with a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production. The facility has the capacity to produce 40 million pounds of copper sulfate per year. Copper production from Sierrita averages 170 million pounds per year. Molybdenum production averages approximately 20 million pounds per year. The molybdenum facility consists of a leaching circuit, two molybdenum roasters and a metallurgical (technical oxide) packaging facility. The molybdenum roasting plants process concentrates from Sierrita, Bagdad, Chino and third-party sources. The current mining fleet has the capacity to move an average of 172,000 tons of material per day using 260-ton haul trucks loaded by shovels with bucket sizes ranging from 28 to 62 cubic yards. The mine has been an open-pit operation since 1959.
     Sierrita is located in a desert environment. The highest bench elevation is 4,450 feet above sea level, and the ultimate pit bottom will have an elevation of 2,100 feet above sea level. Rainfall averages 12 inches per year, with most occurring during the late summer monsoons (July through September).
     The Sierrita operation encompasses approximately 22,427 acres comprising 14,507 acres of patented mining claims and other fee lands, 5,725 acres of unpatented mining claims (includes 3,655 acres overlaying federal minerals on previously counted fee lands), and 2,195 acres of leased lands.
     Sierrita receives electrical power through long-term contracts with the Tucson Electric Power Company. The Sierrita operation has sufficient approved groundwater sources for the duration of its operating life.
     Miami
     Miami is an open-pit copper mining complex located in Gila County, Arizona, approximately 90 miles east of Phoenix and six miles west of the city of Globe on U.S. Highway 60. The site is accessible by a paved highway and by rail. The Miami operation is wholly owned and operated by Phelps Dodge.
     The Miami mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, copper-bearing clays, malachite and azurite; chalcocite and covellite are the most important secondary copper sulfide minerals.
     The Miami mining operation has been on care-and-maintenance status since 2002, but has historically processed copper ore using both flotation and leaching technologies since about 1915. Since 2002, residual leaching of stockpiles has continued with copper recovered (from solution) by the SX/EW process. The design capacity of the SX/EW plant is 200 million pounds per year. The Miami smelter processes concentrates primarily from Bagdad, Sierrita, Morenci and Chino, and has been in production for over 80 years. The smelter has been upgraded during that period to implement new technologies, to improve production and to comply with current air quality standards. During 2006 and 2005, approximately 675,000 and 750,000 tons of concentrate, respectively, were processed through the smelter. The Miami smelter is the most significant source of sulfuric acid for the various PD domestic leaching operations. The sulfuric acid is a by-product as sulfur released during the smelting of concentrates is captured. The rod plant produces about 316 million pounds of 5/16 inch diameter ISO9001 rod per year. An electro-refinery at the site has been permanently closed (see discussion under Manufacturing Segment beginning on page 10).
     Miami is located in a high-desert environment. The highest bench elevation is 4,550 feet above sea level, and the ultimate pit bottom will have an elevation of 2,650 feet above sea level. Rainfall averages over 18 inches per year, equally divided between summer and winter.
     The Miami operation encompasses approximately 9,058 acres comprising 8,725 acres of patented mining claims and other fee lands, and 333 acres of unpatented mining claims.
     Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas as the transporter. It has sufficient water sources for its future operations.
     Safford
     See the Morenci Mine map on page 3 for the location of our Safford mine.
     The Safford project is currently under construction and is expected to produce ore from two open-pit copper mines located in Graham County, Arizona, approximately eight miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road, off U.S. Highway 70. The two pits are to be operated as one property with a single process facility. The Safford project is wholly owned by Phelps Dodge.
     The Safford mine is developed on two porphyry copper deposits that have leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides; chalcocite is the most important secondary copper sulfide mineral.
     The property is a mine-for-leach project and will produce copper cathodes. The operation will consist of two open pits feeding a crushing facility with a nominal capacity of 114,000 tons per day of crushed ore. The crushed ore will be delivered to a single leach pad by a series of overland and portable conveyors. ROM ore will be placed on the leach pad by haulage trucks. Leach solutions will feed an SX/EW facility with a capacity of 240 million pounds of copper per year. The mining fleet will consist of 260-ton haul trucks loaded by 40- and 44-cubic yard shovels, capable of moving approximately 314,000 tons of material per day. We anticipate the Safford mine will be in production during the first half of 2008, with full copper production initially expected to be approximately 240 million pounds per year. The life of the operation is expected to be at least 18 years.

     Safford is located in a semi-arid desert environment. The highest bench elevation is expected to be 4,400 feet above sea level, and the lowest ultimate pit bottom is expected to have an elevation of 2,450 feet above sea level. Rainfall averages 10 inches per year, equally divided between summer and winter.
     The Safford operation encompasses approximately 24,957 acres comprising 20,994 acres of patented lands, 3,932 acres of unpatented lands and 31 acres of land held by federal permit.
     The Safford project receives electrical power through the Southwest Transmission Cooperative, a subsidiary of Arizona Electric Power Cooperative, Inc. Adequate groundwater resources for the project have been identified and pump tested, and are sufficient for the duration of its operating life.
     New Mexico Mines
     Chino
     Chino is an open-pit copper mining complex located in southwestern New Mexico in Grant County, approximately 15 miles east of the town of Silver City, off of State Highway 180. The mine is accessible by paved roads and by rail. Chino is wholly owned and operated by Phelps Dodge. Prior to December 19, 2003, we held a two-thirds interest. Heisei Minerals Corporation (Heisei), a subsidiary of Mitsubishi Materials Corporation and Mitsubishi Corporation, owned the remaining one-third interest.
     The Chino mine is developed on a porphyry copper deposit and adjacent copper skarn deposits. There is leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are chrysocolla and azurite; chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.
     The Chino operation consists of a 43,000 ton-per-day concentrator that produces copper and molybdenum concentrates, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The mining capacity is sufficient to move an average of 200,000 tons of material per day utilizing a fleet of 320-ton haul trucks loaded by shovels with bucket sizes ranging from 40 to 62 cubic yards. Copper ore is crushed and sent to a 43,000 ton-per-day concentrator. Leach ore is placed on stockpiles located throughout the property and the leach solution is processed at Chino’s SX/EW facility that has a maximum capacity of 153 million pounds of copper in cathode per year. Chino’s annual metal production averages about 200 million pounds of copper and up to 1 million pounds of molybdenum. Open-pit operations began in 1910.
     Chino is located in a semi-arid environment. Rainfall averages 16 inches per year, with most occurring during the late summer monsoons (July through September). The highest bench elevation is 7,400 feet above sea level, and the ultimate pit bottom will have an elevation of 4,950 feet above sea level.
     The Chino operation encompasses approximately 118,062 acres comprising 113,258 acres of patented mining claims and other fee lands, and 4,804 acres of unpatented mining claims (includes 22,907 acres overlaying federal and state minerals on previously counted fee lands).
     Chino receives power from Luna and from the open market. It also has the ability to self-generate. Chino has sufficient approved groundwater sources for the duration of its operating life.
     Cobre
     Cobre is an open-pit and underground copper mining complex located in southwestern New Mexico in Grant County. The mine is located approximately 15 miles east of the town of Silver City and seven miles northeast of the town of Bayard. It is approximately five miles north of Chino and State Road 152. The mine is accessible by paved roads and by rail. Cobre is wholly owned by Phelps Dodge.
     The Cobre mine is developed on a porphyry copper deposit and adjacent copper skarn deposits. There is leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper mineral is azurite; chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite the dominant primary copper sulfide.
     Copper production at Cobre was temporarily suspended in 1999. The remaining Cobre reserves are all located within a proposed open-pit leaching operation. The planned operation will employ 260-ton haul trucks loaded by shovels with bucket sizes ranging from 40 to 62 cubic yards, capable of moving 60,000 tons of material per day. The ore will be hauled four miles to leach stockpiles at Chino and the waste rock will be hauled to stockpiles located at Cobre. Chino will process the leach solutions at its existing SX/EW facility.
     Cobre is located in a semi-arid environment. The highest bench elevation is 7,500 feet above sea level, and the ultimate pit bottom will have an elevation of 6,000 feet above sea level. Rainfall averages 16 inches per year, with most occurring during the late summer monsoons (July through September).
     The Cobre operation encompasses approximately 10,817 acres comprising 5,319 acres of patented mining claims and other fee lands, and 5,498 acres of unpatented mining claims.
     Cobre receives electrical power from Luna. Cobre has sufficient approved groundwater sources for the duration of its operating life.
     Tyrone
     Tyrone is an open-pit copper mining complex located in southwestern New Mexico in Grant County, approximately 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible via paved road and by rail. Tyrone is wholly owned and operated by Phelps Dodge.

     The Tyrone mine is developed on a porphyry copper deposit. Mineralization is dominantly leachable secondary sulfide consisting of chalcocite.
     Copper processing facilities consist of an SX/EW operation with a maximum capacity of 168 million tons of copper cathodes per year. The current mining fleet has the capacity to move an average of 120,000 tons of material per day using a fleet of 190-ton haul trucks loaded by shovels with bucket sizes ranging from 22 to 54 cubic yards. The open-pit mine has been in operation since 1967. Historically, ore production has occurred from numerous open pits throughout the site. Mining is currently ongoing in a single, large, central open pit.
     Tyrone is located in a high desert woodland environment. The highest bench elevation is 6,500 feet above sea level, and the ultimate pit bottom has an elevation of 5,000 feet above sea level. Rainfall averages approximately 16 inches per year with most occurring during the late summer monsoons (July through September).
     The Tyrone operation encompasses approximately 35,200 acres comprising 18,755 acres of patented mining claims and other fee lands, and 16,445 acres of unpatented mining claims (includes 1,116 acres overlaying federal minerals on previously counted fee lands).
     Tyrone receives electrical power from Luna and from the open market. It also has the ability to self-generate. The Tyrone operation has sufficient approved groundwater sources for the duration of its operating life.
South American Mines
     We produce electrowon copper cathode at leaching and SX/EW operations near Arequipa, Peru, and near Calama, Chile. We produce copper concentrate from an open-pit and three underground mines and two concentrators located near Copiapó, Chile, and an open-pit mine and new concentrator located near Arequipa, Peru.
     In 2006, we produced a total of 347,400 tons of copper cathode at our SX/EW facilities in South America, compared with 335,300 tons in 2005 and 337,900 tons in 2004. Our total annual design capacity of electrowon copper cathode production is 248,000 tons at El Abra and 96,000 tons at Cerro Verde.
     Candelaria
     Candelaria is an open-pit and underground copper mining complex located approximately 12 miles south of Copiapó in northern Chile’s Atacama province, Region III. The site is accessible by two maintained dirt roads, one coming through the Tierra Amarilla community and the other off of Route 5 of the International Pan-American Highway. Phelps Dodge holds an 80 percent partnership interest in Candelaria through Phelps Dodge Candelaria, Inc., a wholly owned subsidiary. The remaining 20 percent interest is owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation.
     The Candelaria mine is developed on an iron oxide, copper/gold deposit. Millable primary sulfide mineralization consists of chalcopyrite.
     The Candelaria operation consists of an open-pit copper mine and a 4,400 ton-per-day underground copper mine feeding a 74,000 ton-per-day concentrator. On average, open-pit mining operations move 320,000 tons of material per day using a fleet of 249-ton haul trucks loaded by shovels with bucket sizes ranging from 17 to 56 cubic yards. Concentrates containing 300 million to 500 million pounds of copper per year are transported by truck to a port facility, Punta Padrones, which is located in Caldera, approximately 50 miles northwest of the mine. The open-pit copper mine has been in operation since 1993 and the underground copper mine since 2005.
     Candelaria is located in a desert environment at an elevation of 2,200 feet above sea level, and the ultimate pit bottom will have an elevation of 100 feet below sea level. Rainfall averages less than one inch per year, generally occurring in July and August.
     The Candelaria property encompasses approximately 13,390 acres, including approximately 544 acres for the port facility in Caldera. The remaining property consists of mineral rights owned by the Company in which the surface is not owned but rather controlled consistent with Chilean law.
     Candelaria receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A., a local energy company. Candelaria’s water supply comes from wellfields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Ongoing studies currently are addressing the adequacy of this water supply for the remaining life of the operations.
     Ojos del Salado
     See the Candelaria Mine map to the left for the location of our Ojos del Salado mine.
     Ojos del Salado consists of two underground copper mines (Santos and Alcaparrosa) and a 4,400 ton-per-day concentrator. The operation is located approximately 10 miles east of Copiapó in northern Chile’s Atacama province, Region III, and is accessible by paved highway. Phelps Dodge holds an 80 percent partnership interest in Ojos del Salado through our Chilean subsidiary, Compañía Contractual Minera Ojos del Salado. On December 22, 2005, Ojos del Salado completed a general capital increase transaction in which SMMA Candelaria, Inc. acquired a 20 percent partnership interest, thereby reducing PD’s interest from 100 percent to its current 80 percent.
     The Ojos del Salado mines are developed on iron oxide, copper/gold deposits. Millable primary sulfide mineralization consists of chalcopyrite.
     The Ojos del Salado operation has a capacity of 4,200 tons per day of ore from the Santos underground mine and 4,400 tons per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping, which is a variation of blasthole stoping, since both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using front-end loaders and loaded into 20- to 30-ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into 60-ton trucks and hauled 12 miles to the Candelaria mill for processing. The Ojos del Salado operation has the capacity to produce 30 million pounds of copper and 15,000 ounces of gold per year. Tailing from the Ojos del Salado mill is pumped to the Candelaria tailing facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailing in addition to Candelaria’s tailing.
     Ojos del Salado is located in a desert environment at an elevation of 1,600 feet above sea level, with the lowest underground level at an elevation of 500 feet above sea level. Rainfall averages less than one inch per year, generally occurring in July and August.
     The Ojos del Salado mineral rights encompass approximately 15,815 acres, which includes approximately 6,784 acres of owned land in and around the Ojos del Salado underground mines and plant site.
     Ojos del Salado receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A. The Ojos operation has sufficient approved groundwater sources for the duration of its operating life.
     El Abra
     El Abra is an open-pit copper mining complex located 47 miles north of Calama in Chile’s El Loa province, Region II. The site is accessible by paved highway and by rail. Phelps Dodge has a 51 percent partnership interest in Sociedad Contractual Minera El Abra (El Abra), a Chilean contractual mining company. The remaining interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO).
     The El Abra mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, pseudomalachite, copper-bearing clays and tenorite; chalcocite is the most important secondary copper sulfide mineral, bornite and chalcopyrite the dominant primary copper sulfide.
     The El Abra operation consists of an open-pit copper mine and an SX/EW facility recovering up to 500 million pounds of copper cathode per year from a 130,000 ton-per-day crushed leach circuit and a similar-sized, ROM leaching operation. The mining operation has sufficient equipment to move an average of 245,000 tons per day using a fleet of 274-ton haul trucks loaded by shovels with buckets ranging in size from 34 to 54 cubic yards. Beginning in 2010, El Abra is expected to shift from an oxide-leach, on-off pad operation to a bornite-dominant, sulfide-leach operation, where ore will be leached on a permanent pad. ROM ore mining and leaching will continue throughout the life of the property. The mine has been in operation since 1996.
     El Abra is located in a high-desert environment and in an active seismic zone. The highest bench elevation is 13,600 feet above sea level, and the ultimate pit bottom will have an elevation of 12,300 feet above sea level. Rainfall averages less than one inch per year, primarily occurring during January through March.
     El Abra controls a total of 110,268 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has acquired surface rights for the plant-mine access road, the wellfield, power transmission line, and for the water pipeline from the Salar de Ascotán. Acquisition of all additional surface area required for the future development of the sulfide project is in process.
     El Abra currently receives electrical power under a contract with Electroandina, which will expire at the end of 2007. Alternative power sources are being studied, including joint efforts with other mining firms in the region. Diesel generation exists as a backup system. The El Abra operation has obtained sufficient water rights to ensure water supply throughout its mine life.
     Cerro Verde
     Cerro Verde is an open-pit copper and molybdenum mining complex located 20 miles southwest of Arequipa, Peru. The site is accessible by paved highway. Beginning June 1, 2005, Phelps Dodge has a 53.56 percent equity interest in Sociedad Minera Cerro Verde S.A.A. (Cerro Verde). The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V. (21.0 percent), Compañia de Minas Buenaventura S.A.A. (18.5 percent) and other minority shareholders through shares publicly traded on the Lima Stock Exchange (6.94 percent). Prior to the general capital increase transaction in June 2005, Phelps Dodge held an 82.5 percent equity interest in Cerro Verde.

      The Cerro Verde mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch;” chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.
     Cerro Verde’s current operation consists of an open-pit copper mine and SX/EW leaching facilities. Leach-copper production is derived from a 40,000 ton-per-day crushed leach facility and a ROM leach system. This leaching operation produces over 200 million pounds of copper per year. Construction of Cerro Verde’s new 119,000 ton-per-day concentrator was completed in late 2006. Processing of sulfide ore began in the 2006 fourth quarter. The expanded production rate should be achieved in the first half of 2007. With the completion of Cerro Verde’s expansion, copper production is initially expected to approximate 300,000 tons per year (approximately 160,700 tons per year for PD’s share). In addition, the expansion is expected to produce an average of approximately 3,900 tons of molybdenum per year (approximately 2,100 tons per year for PD’s share) for the next 10 years. The mine has been in operation since 1976.
     The mine has sufficient equipment, including new equipment with scheduled 2007 delivery dates, to move an average of 300,000 tons of material per day using a fleet of 200-ton and 255-ton haul trucks loaded by shovels with bucket sizes ranging in size from 28 to 60 cubic yards.
     Copper cathodes and concentrate production are transported approximately 70 miles by truck and rail to the Pacific Port of Matarani for shipment to international markets.
     Cerro Verde is located in a desert environment. The highest bench elevation is 9,500 feet above sea level, and the ultimate pit bottom will have an elevation of 6,600 feet above sea level. Rainfall averages 1.5 inches per year, with most occurring during January through March.
     Cerro Verde has a mining concession covering approximately 53,094 acres plus 15 acres of real properties and 22 acres of rights-of-way outside the mining concession area.
     Cerro Verde receives electrical power under long-term contracts with Electroperu and EGASA. The existing freshwater intake and supply system on the Rio Chili was expanded for the Cerro Verde mill project. Cerro Verde’s participation in the Pillones Reservoir Project has secured water rights sufficient to support the new Cerro Verde milling operations for the life of the operations.
Africa Deposit
     Tenke Fungurume
     The Tenke Fungurume copper/cobalt deposits are located in the Katanga province of the DRC approximately 110 miles northwest of Lubumbashi. The deposits are accessible by unpaved roads and by rail. Phelps Dodge, through a wholly owned subsidiary, holds an effective 57.75 percent interest in the concessions. The remaining ownership is held by Tenke Mining Corp. (TMC) (24.75 percent) and La Generale des Carrieres et des Mines (Gecamines) (17.5 percent).
     The Tenke Fungurume deposits are sediment-hosted copper/cobalt deposits with leachable oxide, mixed oxide-sulfide and sulfide mineralization. The dominant oxide minerals are malachite, pseudomalachite and heterogenite. Important sulfide minerals consist of bornite, carrollite, chalcocite and chalcopyrite.
     Copper and cobalt will be recovered through an agitation-leach plant capable of processing 7,700 tons per day of ore. We anticipate the commencement of production beginning in late 2008 or early 2009, with production of approximately 250 million pounds of copper (approximately 144 million pounds for PD’s share) and approximately 18 million pounds of cobalt (approximately 10 million pounds for PD’s share) per year for the first 10 years. The initial mining fleet includes 6-cubic-yard, front-end loaders, a fleet of 50-ton haul trucks, surface miners, production drills, sampling machines and crawler dozers.
     Tenke Fungurume is located in a tropic region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months. Average rainfall is 47 inches per year, with nearly all occurring between the months of October and April. The highest bench elevation is expected to be 4,870 feet above sea level, and the lowest ultimate pit bottom is expected to have an elevation of 4,170 feet above sea level.
     The Tenke Fungurume copper/cobalt deposits are located within four concessions totaling 394,455 acres of mining claims.
     La Societe Nationale d’Electricite (SNEL) is the state-owned electric utility company serving the region. Tenke Fungurume has entered into a long-term power supply agreement with SNEL; however, an infrastructure funding agreement, associated with the power supply agreement, is awaiting ministerial approval by the DRC government. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water will be available for the expected life of the operation.
     Manufacturing Segment
     We own and operate a copper smelter in Miami, Arizona, and, prior to 2002, we operated a smelter in Hurley, New Mexico (Chino smelter). We smelt virtually all of our share of our U.S. copper concentrate production and, on occasion, depending on market circumstances and internal production requirements, concentrate production from our South American operations. In addition, we may purchase concentrate to keep our smelter operating at efficient levels. We refine our share of anode copper production from our smelter at our refinery in El Paso, Texas, and, from late 1999 to early 2002, also at our refinery in Miami, Arizona. The El Paso refinery has an annual production capacity of about 450,000 tons of copper cathode, which is sufficient to refine all the anode copper we produce for our account at our operating smelter.
     Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.
     In January 2002, the Chino smelter was temporarily closed. From 2001 to 2005, the El Paso refinery operated significantly below capacity due to the conversion of the Morenci operation to a mine-for-leach operation in 2001 and the curtailment of certain production facilities in early 2002. As a result of production curtailments announced in the 2001 fourth quarter, the Miami refinery was temporarily closed in 2002. In June 2005, the decision to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine had consequences for several of Phelps Dodge’s southwestern U.S. operations, including our Chino smelter and Miami refinery. With future Morenci copper concentrate production being fed into the concentrate-leach facility, the Miami smelter will be sufficient to treat virtually all remaining concentrate expected to be produced by Phelps Dodge at our operations in the southwestern United States. Accordingly, the Chino smelter, which had been on care-and-maintenance status since 2002, was permanently closed and demolition was initiated. With the closing of the Chino smelter, we had unnecessary refining capacity in the region. Because of its superior capacity and operating flexibility, the El Paso refinery continues to operate. The El Paso refinery is more than twice the size of the Miami refinery and has sufficient capacity to refine all anodes expected to be produced from Phelps Dodge’s operations in the southwestern United States given the changes brought by the above-mentioned Morenci project. Accordingly, the Miami refinery, which had been on care-and-maintenance since 2002, was permanently closed. As a result of the decision to close the Chino smelter and Miami refinery, we recorded asset impairment charges during the 2005 second quarter of $89.6 million ($68.6 million after-tax) and $59.1 million ($45.2 million after-tax), respectively, to reduce the related carrying values of these properties to their respective salvage values.
     We are the world’s largest producer of continuous-cast copper rod, the basic feed for the electrical wire and cable industry. Most of our refined copper and additional purchased copper cathode is converted into rod at our continuous-cast copper rod facilities in El Paso, Texas; Norwich, Connecticut; Miami, Arizona; and Chicago, Illinois. Our four plants have a collective annual capacity to convert more than 1.1 million tons of refined copper into rod and other refined copper products.
Primary Molybdenum Segment
     Phelps Dodge owns two primary molybdenum mines in Colorado, the Henderson underground mine and the Climax mine.
     The Henderson mine is located approximately 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located approximately 15 miles west of the mine, and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional five-mile surface conveyor. The tunnel portal is located five miles east of the mill.
     The Henderson deposit is a classic Climax-type porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.
     The Henderson operation consists of a large block-cave underground mining complex feeding a 40,000 ton-per-day concentrator. Henderson has the capacity to produce up to 40 million pounds of molybdenum per year. The underground mining equipment fleet consists of 10-ton load-haul-dumps, 40- and 80-ton haul trucks and an underground crusher feeding a series of three overland conveyors to the mill stockpiles. The mine has been in operation since 1976. Active extraction is currently from two production levels. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility.
     The Henderson mine is located in a mountain region with the collar of the main access shaft at 10,433 feet above sea level. The main production levels are currently at elevations of 7,700 and 7,210 feet above sea level. This region experiences significant snowfall during the winter months.
     The Henderson mine and mill operations encompass approximately 11,878  acres comprising 11,843 acres of patented mining claims and other fee lands, and a 35 acre easement with the U.S. Forest Service for the surface portion of the conveyor corridor.
     Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with BP Energy with Xcel Energy as the transporter. The property has sufficient approved water resources at the mine and mill for any planned production scenarios.
     Phelps Dodge also owns the Climax molybdenum mine located 13 miles northeast of Leadville, Colorado, off Colorado State Highway

91 at the top of Freemont Pass. The mine is accessible by paved roads.
     The Climax mine deposit is a classic porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.
     The Climax mine was placed on care-and-maintenance status in 1995 by its previous owner. On April 5, 2006, the Phelps Dodge board of directors conditionally approved the restart of the Climax mine. Final approval is contingent upon completion of a new mill feasibility study and obtaining all required operating permits and regulatory approvals. Prior studies indicated that the open-pit mine could annually produce approximately 20 million to 30 million pounds of molybdenum contained in high-quality concentrates at highly competitive per-pound production costs. The restart of the Climax mine will require a capital investment of approximately $200 million to $250 million for a new, state-of-the-art concentrator and associated facilities. Assuming favorable market conditions and timely receipt of permits, the Company expects to have the Climax mine in production by the end of 2009.
     The Climax mine is located in a mountain region. The highest bench elevation is approximately 13,300 feet above sea level, and the ultimate pit bottom will have an elevation of approximately 10,300 feet above sea level. This region experiences significant snowfall during the winter months.
     The Climax operation encompasses approximately 14,339 acres of patented mining claims and other fee lands.
     Climax’s electrical power is supplied by Xcel Energy. We expect that if operations are restarted, Xcel Energy will be able to supply sufficient energy to the Climax mine. The water rights held by Climax are sufficient to support future mining activities.
     Phelps Dodge processes molybdenum concentrates at its conversion plants in the United States and Europe into such products as technical-grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, molybdenum metal powders and molybdenum disulfide. The Company operates molybdenum roasters at Green Valley, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands.
     The Fort Madison, Iowa, facility consists of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet-chemicals plant and sublimation equipment. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molybdenum disulfide.
     The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, a metallurgical packaging facility and a chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in the wet-chemicals plant.
     We also produce ferromolybdenum and molybdenum disulfide for worldwide customers at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.
     Climax has a technology center located in Sahuarita, Arizona, focused on new product development and product applications as an extension of our metals business. The Climax technology center produces molybdenum metal powders.
Copper Production, by Source, Other Metal Production and Sales Data, and Manufacturing and Sales Production
     The following tables show our worldwide copper production by source for the years 2002 through 2006; aggregate production and sales data for copper, gold, silver, molybdenum and sulfuric acid from these sources for the same years; annual average copper and molybdenum prices; and production from our smelters and refineries. Major changes in operations during the five-year period included:
•	completion of the run-of-mine leach project at El Abra with production commencing January 2002;

•	curtailment of mill throughput at Bagdad to approximately one-half capacity in January 2002, followed by an increase in mill throughput to approximately 80 percent in January 2003, and an increase in production in January 2004, reaching full capacity in the 2004 second quarter;

•	curtailment of mill throughput at Sierrita to approximately one-half capacity in January 2002, followed by an increase in production in January 2004, reaching full capacity in the 2004 fourth quarter;

•	temporary closure of the Miami mine and refinery in January 2002; partial curtailment of Miami’s smelter throughput in January 2003, followed by restart at full capacity in the 2004 second quarter; permanent closure of the Miami refinery in the 2005 second quarter;

•	curtailment of Chino operations beginning in the 1998 fourth quarter, followed by temporary shut-down of the concentrator in March 2001 and temporary closure of the mine and smelter in January 2002; a partial restart of mining for leach material in April 2003, with a full restart of mining for leach materials in September 2003; an increase in milling operations to 80 percent of capacity in the 2004 third quarter; permanent closure of the Chino smelter in the 2005 second quarter;

•	partial curtailment at Tyrone beginning in September 2003; Tyrone mining operations were temporarily curtailed in 2004 to focus on stockpile reclamation. A combination of mining and reclamation activities were conducted in 2005, and continued through 2006, as Tyrone focuses on site reclamation while mining its remaining ore reserves. Tyrone SX/EW operations continue at a declining production rate;

•	restart of Ojos del Salado underground mining and milling operations in the 2004 second quarter;

•	partial curtailment of Henderson operations beginning in the 2000 second quarter to 18 million pounds, followed by increases in annual production to approximately 28 million pounds in 2004, 32 million pounds in 2005 and 37 million pounds in 2006;

•	Morenci concentrator, which had been idled since 2001, was restarted in the 2006 second quarter; and

•	completion of the expansion at Cerro Verde Mine in the 2006 fourth quarter. The expansion permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Once it reaches full production, the expansion will allow the mine to triple annual production from approximately 100,000 tons of copper to 300,000 tons. In addition, the expansion will allow the mine to produce an average of approximately 3,900 tons of molybdenum per year for the next 10 years.

Phelps Dodge Copper Production Data, by Source
(thousand tons)

	2006	2005	2004	2003	2002

Material mined (a)
Morenci	271,713	255,887	234,491	237,338	248,505
Bagdad	63,646	64,093	61,194	48,935	42,912
Sierrita	60,633	63,358	53,231	35,525	23,066
Chino	63,276	65,060	43,443	12,299	220
Tyrone	22,154	28,840	1,647	16,319	45,515
Candelaria	107,188	105,344	106,585	108,442	109,211
Ojos del Salado	3,190	2,800	836	—	—
Cerro Verde	72,811	68,620	75,727	72,965	75,982
El Abra	84,865	85,140	83,705	87,682	76,831

Total material mined	749,476	739,142	660,859	619,505	622,242
Less 15% undivided interest at Morenci	40,757	38,383	35,174	35,601	37,276

Material mined on a consolidated basis	708,719	700,759	625,685	583,904	584,966
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	3,785	73
Candelaria (c)	21,438	21,069	21,317	21,688	21,842
Ojos del Salado (d)	638	15	—	—	—
Cerro Verde (e)	33,813	23,810	13,252	12,769	13,297
El Abra (f)	41,584	41,719	41,015	42,964	37,647

Material mined on a pro rata basis	611,246	614,146	550,101	502,698	512,107

Mill ore processed
Morenci	4,504	—	—	—	—
Bagdad	27,826	26,592	27,157	26,103	19,783
Sierrita	38,439	39,199	34,885	26,654	21,439
Chino	9,418	12,604	4,895	—	—
Cerro Verde	834	—	—	—	—
Candelaria (g)	23,640	25,064	27,318	26,407	28,507
Ojos del Salado	3,068	2,586	742	—	—

Total mill ore processed	107,729	106,045	94,997	79,164	69,729
Less 15% undivided interest at Morenci	676	—	—	—	—

Mill ore processed on a consolidated basis	107,053	106,045	94,997	79,164	69,729
Less minority participants’ shares previously accounted for on a pro rata basis:
Cerro Verde (e)	387	—	—	—	—
Candelaria (c)	4,728	5,013	5,464	5,281	5,701
Ojos del Salado (d)	614	12	—	—	—

Mill ore processed on a pro rata basis	101,324	101,020	89,533	73,883	64,028

Leach ore placed in stockpiles
Morenci	253,879	239,052	224,918	228,940	241,955
Bagdad (h)	28,530	23,857	23,627	—	328
Sierrita	6,013	1,888	1,330	375	170
Chino (h)	19,339	28,103	30,799	11,066	198
Tyrone (h)	14,615	20,328	18,185	10,722	34,835
Cerro Verde	29,720	22,839	22,628	21,014	24,096
El Abra (h)	73,851	83,620	71,361	80,604	71,224

Total leach ore placed in stockpiles	425,947	419,687	392,848	352,721	372,806
Less 15% undivided interest at Morenci	38,082	35,858	33,738	34,341	36,293

Leach ore placed in stockpiles on a consolidated basis	387,865	383,829	359,110	318,380	336,513
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	3,376	66
Cerro Verde (e)	13,802	8,025	3,959	3,677	4,217
El Abra (f)	36,187	40,974	34,967	39,496	34,900

Leach ore placed in stockpiles on a pro rata basis	337,876	334,830	320,184	271,831	297,330

See footnote explanations on page 16.

Phelps Dodge Copper Production Data, by Source
(thousand tons)

	2006	2005	2004	2003	2002

Grade of ore mined — percent copper
Morenci — mill	0.56	—	—	—	—
Morenci — leach	0.33	0.28	0.29	0.28	0.28
Bagdad — mill	0.33	0.40	0.41	0.43	0.43
Bagdad — leach	0.14	0.10	0.09	—	0.29
Sierrita — mill	0.23	0.22	0.25	0.29	0.32
Sierrita — leach	0.18	0.20	0.23	0.26	0.21
Chino — mill	0.67	0.51	0.81	—	—
Chino — leach	0.35	0.26	0.35	0.80	0.29
Tyrone — leach	0.19	0.26	0.17	0.34	0.35
Candelaria — mill	0.87	0.79	0.89	0.97	0.84
Ojos del Salado — mill	0.99	1.35	1.57	—	—
Cerro Verde — mill	0.56	—	—	—	—
Cerro Verde — leach	0.55	0.59	0.66	0.60	0.55
El Abra — leach	0.41	0.43	0.47	0.49	0.50
Average copper grade — mill	0.47	0.46	0.52	0.56	0.56
Average copper grade — leach	0.34	0.31	0.33	0.37	0.35

Copper production
Morenci:
Concentrate	16.5	—	—	—	—
Electrowon	391.3	400.0	420.3	421.2	412.7
Bagdad:
Concentrate	58.7	84.8	82.1	82.5	68.4
Electrowon	24.0	15.8	28.0	24.5	15.6
Sierrita (i):
Concentrate	73.6	71.8	73.5	66.3	60.0
Electrowon	7.2	7.5	4.0	9.3	16.2
Chino:
Concentrate	52.9	50.7	29.8	—	—
Electrowon	40.0	54.1	61.9	39.9	53.8
Tyrone:
Electrowon	31.8	40.5	43.1	56.9	69.9
Miami:
Electrowon	9.5	12.3	9.8	17.8	10.5
Bisbee:
Precipitate	—	—	—	—	0.1
Tohono:
Electrowon	2.6	2.5	—	—	—
Candelaria:
Concentrate	187.0	179.3	220.5	234.5	219.5
Ojos del Salado:
Concentrate	27.3	31.1	10.4	—	—
Cerro Verde:
Concentrate	4.5	—	—	—	—
Electrowon	106.4	103.1	97.6	96.3	95.3
El Abra:
Electrowon	241.0	232.2	240.3	249.8	248.2
Manufacturing (j)	5.6	2.3	2.3	6.6	5.4

Total copper production	1,279.9	1,288.0	1,323.6	1,305.6	1,275.6
Less 15% undivided interest at Morenci	61.2	60.0	63.0	63.3	61.9

Copper production on a consolidated basis	1,218.7	1,228.0	1,260.6	1,242.3	1,213.7
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	12.5	17.9
Candelaria (c)	37.4	35.9	44.1	46.9	43.9
Ojos del Salado (d)	5.4	0.1	—	—	—
Cerro Verde (e)	51.5	35.9	17.1	16.8	16.7
El Abra (f)	118.1	113.8	117.7	122.4	121.7
Manufacturing (j)	—	—	—	1.2	1.4

Copper production on a pro rata basis	1,006.3	1,042.3	1,081.7	1,042.5	1,012.1

See footnote explanations on page 16.

Phelps Dodge Copper Sales Data, by Source
(thousand tons)

	2006	2005	2004	2003	2002

Copper sales:
From own mines (k):
Morenci	407.3	400.0	420.3	421.2	412.7
Bagdad	82.6	104.4	111.9	111.0	92.3
Sierrita	80.6	82.8	79.2	79.3	83.8
Chino	92.7	104.8	91.7	40.7	53.7
Tyrone	31.8	40.5	43.1	56.9	69.9
Miami	9.5	14.5	10.9	20.0	15.2
Bisbee	—	—	—	—	0.1
Tohono	2.6	2.5	—	—	—
Candelaria	185.0	179.7	223.2	234.3	218.3
Ojos del Salado	27.5	30.9	10.3	—	—
Cerro Verde	107.1	102.7	98.2	95.6	94.9
El Abra	243.3	233.3	240.8	251.8	254.1
Manufacturing (j)	5.6	2.3	2.3	6.6	5.9

Total copper sales from own mines	1,275.6	1,298.4	1,331.9	1,317.4	1,300.9
Less 15% undivided interest at Morenci	61.1	60.0	63.0	63.3	61.9

Copper sales from own mines on a consolidated basis	1,214.5	1,238.4	1,268.9	1,254.1	1,239.0
Less minority participants’ shares previously accounted for on a pro rata basis:
Chino (b)	—	—	—	13.3	17.9
Candelaria (c)	37.0	36.0	44.6	46.9	43.7
Ojos del Salado (d)	5.5	0.1	—	—	—
Cerro Verde (e)	49.7	36.4	17.2	16.7	16.6
El Abra (f)	119.2	114.3	118.0	123.4	124.5
Manufacturing (j)	—	—	—	1.2	1.8

Copper sales from own mines on a pro rata basis	1,003.1	1,051.6	1,089.1	1,052.6	1,034.5
Purchased copper:
Candelaria (c)	3.1	23.1	37.1	22.1	35.8
El Abra (f)	—	—	—	7.3	56.5
Manufacturing (j)	364.1	369.5	394.0	274.6	267.7
Sales	0.6	18.1	1.9	70.5	83.0

Total purchased copper	367.8	410.7	433.0	374.5	443.0

Total copper sales on a consolidated basis (l)	1,582.3	1,649.1	1,701.9	N/A	N/A

Total copper sales on a pro rata basis (l)	N/A	N/A	N/A	1,427.1	1,477.5

Phelps Dodge Other Metal Production and Sales

	2006	2005	2004	2003	2002

Gold (thousand ounces)
Total production	131	134	134	129	132
Less minority participants’ shares previously accounted for on a pro rata basis:	22	20	23	26	24

Net Phelps Dodge share	109	114	111	103	108

Sales (k)	95	114	112	108	136

Silver (thousand ounces)
Total production	3,595	3,090	3,018	2,754	2,582
Less minority participants’ shares previously accounted for on a pro rata basis:	420	250	284	265	225

Net Phelps Dodge share	3,175	2,840	2,734	2,489	2,357

Sales (k)	3,419	2,866	3,249	2,292	3,317

Molybdenum (thousand pounds)
Primary Molybdenum — Henderson	37,071	32,201	27,520	22,247	20,517
By-product production
Sierrita	19,974	18,610	22,041	21,167	14,986
Bagdad	10,300	10,952	7,910	8,580	9,462
Chino	814	543	18	—	—

Total production	68,159	62,306	57,489	51,994	44,965

Sales — Net Phelps Dodge share from own mines (k)	68,785	59,947	63,108	54,158	46,665
Purchased molybdenum	8,349	12,830	12,844	8,199	7,393

Total sales	77,134	72,777	75,952	62,357	54,058

Sulfuric acid (thousand tons)
Copper smelters (m)	675.8	726.1	722.0	647.6	748.6
Molybdenum (m)	155.3	130.5	122.5	116.5	114.3

Total production	831.1	856.6	844.5	764.1	862.9

Copper smelters (m)	57.3	98.6	99.0	45.5	14.5
Molybdenum (m)	157.1	144.8	121.4	117.9	115.4

Total sales	214.4	243.4	220.4	163.4	129.9

See footnote explanations on page 16.

Prices
(per pound)

	2006	2005	2004	2003	2002

COMEX — copper price (n)	$3.09	1.68	1.29	0.81	0.72
LME — copper price (o)	$3.05	1.67	1.30	0.81	0.71
Metals Week — molybdenum Dealer Oxide mean price (p)	$24.75	31.73	16.41	5.32	3.77
Phelps Dodge Manufacturing and Sales Production

	2006	2005	2004	2003	2002

Smelters (q)
Total copper (thousand tons)	189.6	218.9	214.4	200.8	243.8
Less minority participants’ shares previously accounted for on a pro rata basis	—	—	—	—	0.5

Net Phelps Dodge share	189.6	218.9	214.4	200.8	243.3

Refineries (r)
Copper (thousand tons)	281.8	295.0	308.4	284.6	319.6
Gold (thousand ounces) (s)	—	—	—	—	79.0
Silver (thousand ounces) (s)	—	—	—	—	1,786.0

Rod (t)
Total copper (thousand tons)	981.8	1,008.1	1,014.6	825.8	850.6

Footnotes to tables on pages 13 through 16:

(a)	Included material mined for leaching operations, excluded material mined from stockpiles.

(b)	Reflected a one-third partnership interest in Chino Mines Company from January 1, 2002, to December 18, 2003 (minority interest acquired by PDMC on December 19, 2003).

(c)	Reflected a 20 percent partnership interest in Candelaria.

(d)	Reflected a 20 percent partnership interest in Ojos del Salado beginning December 23, 2005.

(e)	Reflected a 17.5 percent equity interest in Cerro Verde through May 31, 2005, and a 46.4 percent equity interest beginning June 1, 2005.

(f)	Reflected a 49 percent partnership interest in El Abra.

(g)	Included mill ore from stockpiles.

(h)	Leach ore placed in the stockpiles included previously considered waste material that is now being leached.

(i)	Excluded 8.3 million pounds of copper sulfate production, which has a copper content of approximately 25 percent of an electrowon copper cathode.

(j)	Included smelter production from custom receipts and flux as well as tolling gains or losses.

(k)	Excluded sales of purchased copper, molybdenum, silver and gold.

(l)	Beginning in 2004, reflected full consolidation of El Abra and Candelaria, 2003 and prior reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively).

(m)	Sulfuric acid production resulted from smelter and molybdenum air quality control operations; sales do not include internal usage.

(n)	New York Commodity Exchange annual average spot price per pound — cathodes.

(o)	London Metal Exchange annual average spot price per pound — cathodes.

(p)	Annual Metals Week molybdenum Dealer Oxide mean price per pound — as quoted in Platts Metals Week.

(q)	Included production from purchased concentrates and copper smelted for others on a toll basis.

(r)	Included production from purchased material and copper refined for others on a toll basis.

(s)	El Paso closed its precious metals processing facility in the 2002 fourth quarter.

(t)	Included rod, wire, oxygen-free billets/cakes, scrap and other shapes.

Other Mining
     Other mining includes our worldwide mineral exploration and development programs, a process technology center whose primary activities are improving existing processes and developing new cost-competitive technologies, other ancillary operations and mining investments.
     Exploration
     Our exploration group’s primary objectives are to increase PDMC’s ore reserve base through discoveries and joint ventures and, where appropriate, to diversify into other metals, minerals and geographic areas. Exploration is focused on finding large-scale copper and copper/gold deposits in the four principal copper-producing regions of the world: southwest U.S./Mexico, South American Cordillera, Central Africa and Australasia, as well as in other highly prospective areas. This group operates in more than 15 countries and maintains offices in Australia, Brazil, Bulgaria, Canada, Chile, China, central Africa, Macedonia, Mexico, Peru, Russia, Serbia, the Philippines, the United States and Zambia.
     In 2006, Phelps Dodge expended $97.4 million on worldwide exploration, including feasibility studies, compared with $81.0 million in 2005 and $35.6 million in 2004. The increase in exploration for 2006 primarily was due to increased exploration in central Africa, mostly associated with Tenke Fungurume. Approximately 33 percent of the 2006 expenditures occurred in the United States, with approximately 28 percent being spent at our U.S. mine sites, and the remainder for support of U.S. and international exploration activities. This compares with 36 percent in 2005 (31 percent at U.S. mine sites) and 40 percent in 2004 (31 percent at U.S. mine sites). In addition, approximately 45 percent was spent in central Africa and approximately 10 percent was spent in South America, including amounts spent at our South American mine sites. The balance of exploration expenditures was spent principally in Europe, Canada, Australia and the Philippines.
     During 2006, exploration programs continued at some of our existing copper operations. At our Morenci mine, a reserve addition was added based on definition drilling of the Garfield and Shannon deposits. In the Safford district, we continued exploration drilling of the Lone Star deposit situated about four miles from the Dos Pobres ore body. We also continued underground and surface drilling at Ojos del Salado.
     In August 2002, Phelps Dodge announced it had replaced BHP Billiton as option holder under an existing agreement among BHP Billiton, Tenke Mining Corp. and others to acquire a controlling interest and operatorship in the Tenke Fungurume copper/cobalt project in the DRC. On January 16, 2004, Phelps Dodge Exploration Corporation entered into a joint venture agreement with Tenke Holdings Limited with respect to the exploration, development and, if warranted, commercial production associated with the Tenke Fungurume copper/cobalt mineral deposit. On November 2, 2005, Phelps Dodge, through a wholly owned subsidiary, exercised its option to acquire a controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Katanga province of the DRC. The action came after the government of the DRC and Gecamines, a state-owned mining company, executed amended agreements governing development of the concessions and after approval by DRC presidential decree. Phelps Dodge now holds an effective 57.75 percent interest in the project, along with TMC at 24.75 percent and Gecamines at 17.5 percent (non-dilutable). Phelps Dodge will be the operator of the project as it is developed and put into production. As part of the transaction, Gecamines will receive asset transfer payments totaling $50 million, of which $15 million was paid in November 2005, that are in addition to $50 million of asset transfer payments made to Gecamines prior to Phelps Dodge acquiring controlling interest in the project. The remaining asset transfer payments will be paid over a period of approximately four years as specified project milestones are reached. Phelps Dodge is solely responsible for funding the next $10 million of asset transfer payments. Thereafter, Phelps Dodge will be responsible for funding 70 percent of the remaining asset transfer payments.
     On December 6, 2006, the Phelps Dodge board of directors conditionally approved the development of the Tenke Fungurume copper/cobalt mining project, with final approval contingent upon finalizing a series of agreements with SNEL, the state-owned electric utility company serving the region. The initial project will include development of the mine as well as copper and cobalt processing facilities, and will require a capital investment of approximately $650 million. Phelps Dodge and TMC are responsible for funding 70 percent and 30 percent, respectively, of any advances for project development.
     Earthwork activity for Tenke Fungurume has commenced with initial focus on roads, plant-site cleaning and construction-camp installation. We anticipate the commencement of production in late 2008 or early 2009, with initial production of approximately 250 million pounds of copper (approximately 144 million pounds for PD’s share) and approximately 18 million pounds of cobalt (approximately 10 million pounds for PD’s share) per year for the first 10 years.
     On September 16, 2005, the federal Bureau of Land Management (BLM) completed an Arizona land exchange with the Company. This action allowed us to advance our development of a copper mining operation approximately eight miles north of Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies.
     On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford with final approval contingent upon receiving certain state permits needed for the mine. In May 2006, the Company received an aquifer protection permit from the Water Quality Division of the Arizona Department of Environmental Quality (ADEQ), and, in early July 2006, received an air quality permit from the Air Quality Division of ADEQ. The Company has received all requisite permits and commenced construction in early August 2006. The Safford mine will require a capital investment of approximately $550 million. During 2006, approximately $100 million was spent on the project.
     The two deposits, Dos Pobres and San Juan, contain an estimated total of 616 million tons of leachable reserves with an ore grade of 0.36 percent copper. We anticipate that the Safford mine will be in production during the first half of 2008, with full copper production initially expected to approximate 240 million pounds per year. Life of the operation is expected to be at least 18 years.
     In December 2004, Phelps Dodge Mining (Zambia) Ltd., a subsidiary of Phelps Dodge Corporation, sold the remaining portion (49 percent) of the Lumwana exploration property to Equinox Minerals

Ltd. for $5.0 million in cash and a 1 percent future production royalty. Lumwana is a copper deposit in the Zambian copper belt located in northwestern Zambia. Production at Lumwana is expected to commence in 2008.
     In mid-2004, Phelps Dodge transferred a 53 percent interest in the Ambatovy nickel/cobalt deposit in central Madagascar to Dynatec as Dynatec had completed its portion of a joint venture agreement. In February 2005, the Company sold its remaining 47 percent interest in the project to Dynatec in exchange for 20.9 million Dynatec common shares, subject to certain holding restrictions, resulting in a 9.9 percent interest in Dynatec Corporation. We also received 100 preferred shares of Dynatec Corporation (BVI) Inc., a wholly owned subsidiary of Dynatec Corporation. The preferred shares are subject to a put/call arrangement that upon certain triggering events, including the commencement of commercial production, would entitle the Company to receive in the form of cash and stock the difference between $70 million and the then-current value of the 20.9 million Dynatec shares held by the Company, if the value of the Company’s Dynatec shares is less than $70 million. Construction on the Ambatovy mine is expected to commence in mid-2007.
     Process Technology
     The objective of PDMC’s process technology center (PTC) based in Safford, Arizona, is to enhance and strengthen Phelps Dodge’s competitive position in the world copper market. The PTC provides metallurgical process development capabilities, process optimization services, metallurgical testing and advanced material characterization services to meet the needs of PDMC and its operations. The PTC is ISO-9001-2000 certified. The activities at PTC are directed at the development of new cost-competitive, “step change” technologies and the continuous improvement of existing processes. A strong focus is maintained on the effective implementation, transfer and sharing of technology within PDMC operations and projects. The PTC employs approximately 125 engineers, scientists and technical support staff. The facilities include:
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
     The principal areas of activity include hydrometallurgy (leaching, solution extraction and electrowinning), mineral processing (crushing, grinding and flotation), material characterization, environmental technology, new copper products and technical information services. Some of the most important projects and milestones in 2006 were as follows:
•	The high-temperature, concentrate pressure-leaching demonstration plant at the Bagdad mine continued to operate throughout 2006. The high temperature (i.e., 225°C) mode of operation provides the Bagdad operation with a significant portion of the sulfuric acid required for its low-grade stockpile leaching operations. In 2005, this facility was used to test and demonstrate medium-temperature, pressure-leaching and direct-electrowinning technology for use at Morenci and other potential future applications.

•	The design and construction of a concentrate-leaching facility at Morenci was advanced on schedule during 2006. This facility is being installed in conjunction with a restart of the Morenci concentrator to process chalcopyrite-containing ores from Western Copper, Garfield and other areas of the mine. The concentrate-leaching facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology that was demonstrated at Bagdad in 2005. The facility is expected to be in operation by mid-2007 with copper production projected to be approximately 150 million pounds per year. To date, approximately $128 million (PD’s share) has been spent for the concentrate-leach, direct-electrowinning facility and restart of the concentrator, of which approximately $112 million (PD’s share) was spent during 2006.

•	Construction and commissioning of a Central Analytical Service Center (CASC) to provide routine analytical services for PDMC’s operations in Arizona and New Mexico was completed in early 2006. The facility, located in Safford, Arizona, replaces most analytical functions and capabilities at Phelps Dodge mining operations in Arizona and New Mexico, and provides high-quality, timely and cost-effective analytical services to PDMC’s operations.

•	Proprietary technology for heap and stockpile leaching of low-grade chalcopyrite ores was advanced, including the continued operation of a large-scale (27-million-ton) demonstration plant at Bagdad and the construction of a large, engineered, stockpile leaching operation at Morenci.

•	The development of cost-effective, heap-leaching options for primary sulfide material at El Abra continued to be advanced during the year. Biological heap leaching is expected to provide an alternative technology to conventional milling, flotation and smelting of bornite-rich primary sulfide ore at El Abra starting in 2010.

•	Investigation and commercial demonstration of alternative technologies to reduce the cost of copper electrowinning continued during 2006.

•	The commercial demonstration of proprietary alternative copper products and production techniques, specifically electrowon copper powder, was advanced during 2006.

•	We continued the operation and optimization of a facility at Bisbee, Arizona, using technology owned by BioteQ (Vancouver, Canada) to recover copper as a sulfide precipitate from low-grade, copper-bearing solution.
     Total expenditures for PTC in 2006 were approximately $33 million, compared with $45 million in 2005 and $26 million in 2004. PDMC intends to advance all of the aforementioned research and development projects aggressively in 2007; however, there is no assurance that any of the non-commercial technologies will be commercialized.
     Other Ancillary Operations
     Our Tohono copper operation in south central Arizona includes an SX/EW facility capable of producing copper cathode. It is located on land leased from the Tohono O’odham Nation (the Nation). Ore mining at Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations in the 2004 fourth quarter to recover copper from existing leach stockpiles. Cathode production commenced in January 2005.
     Mining Investments
     Through June 15, 2005, we owned a 14.0 percent interest in Southern Peru Copper Corporation (SPCC), which operates two open-pit copper mines, two concentrators, an SX/EW operation, a smelter and a refinery in Peru.
     On June 15, 2005, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a special, pre-tax gain of $438.4 million ($388.0 million after-tax).
     SPCC’s results are not included in our prior years’ earnings because we accounted for our investment in SPCC on a cost basis. During 2005, we received dividend payments of $40.5 million from SPCC, compared with $26.7 million in 2004.
     Phelps Dodge owns an investment in First Quantum Minerals Ltd. (First Quantum), which is a Canadian mining and metals company whose principal activities include mineral exploration, development, mining and the production of copper cathode and concentrate, gold and sulfuric acid. We account for our investment in First Quantum as an available-for-sale security, which had a fair value of $75.7 million at December 31, 2006.
Ore Reserves
     Ore reserves are those estimated quantities of proven and probable material that may be economically mined and processed for extraction of their constituent values. Estimates of our ore reserves are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. In our opinion, the sites for such samplings are spaced sufficiently closely and the geologic characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserve estimates include assessments of the resource, mining and metallurgy as well as consideration of economic, marketing, legal, environmental, social and governmental factors, including projected long-term prices for copper and molybdenum and our estimate of future cost trends. Third-party consultants are employed to audit the ore reserves of three properties each year on a rotational basis.
     Phelps Dodge’s calculations of its ore reserves are based on our mine designs for each property. In addition to the evaluations and assessments referred to above, Phelps Dodge uses several additional factors to determine mine designs that can limit the amount of material classified as reserves, but which we believe maximizes the value of future cash flows for each mine by eliminating the mining of material that does not add to the net present value of the property. Time-value concepts recognize, for example, the elapsed time between mining of overburden and the mining of ore. Our mine design concepts also recognize the amount of capital and other expenditures required to extract ore reserves over the life of the mine. Finally, cutoff-grade strategies are implemented to maximize time-valued cash flows. Phelps Dodge believes its ore reserve estimation methodology is prudent and consistent with appropriate industry standards. The table below summarizes the lowest cutoff ore grades utilized to define ore reserves.

	As of December 31, 2006
			Crushed or	ROM
Property	Mill %		Agitation Leach %	Leach %

Morenci	0.31		0.25	0.03
Candelaria	0.25		N/A	N/A
El Abra	N/A		0.26	0.05
Miami	N/A		N/A	0.04
Ojos del Salado	0.85		N/A	N/A
Tyrone	N/A		N/A	0.07
Bagdad	0.19	*	N/A	0.07
Cerro Verde	0.23		0.15	0.10
Chino	0.33		N/A	0.10
Sierrita	0.23	*	N/A	0.07
Cobre	N/A		N/A	0.07
Safford	N/A		0.12	0.08
Tenke Fungurume	N/A		1.04 **	N/A

Primary Molybdenum Properties
Henderson	0.15		N/A	N/A
Climax	0.08		N/A	N/A

*	Equivalent copper cutoffs based on molybdenum price of $5.00 per pound.

**	Equivalent copper cutoff based on cobalt price of $12.00 per pound.
     Proven and probable ore reserves at December 31, 2006 and 2005, for each of our operating, curtailed and development properties are summarized on the following pages.

	Total Ore Reserves Estimated at December 31, 2006 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Developed Properties
Copper Properties
Morenci (2)
Proven Reserves	267.5	0.52	—	495.3	0.58	2,388.6	0.19
Probable Reserves	2.9	0.64	—	22.5	0.50	108.3	0.21

	270.4	0.52	—	517.8	0.57	2,496.9	0.19	85.0
Candelaria (3) & (4)
Proven Reserves	283.0	0.64	—	—	—	—	—
Probable Reserves	17.8	0.72	—	—	—	—	—

	300.8	0.64	—	—	—	—	—	80.0
El Abra (5)
Proven Reserves	—	—	—	517.3	0.54	416.1	0.26
Probable Reserves	—	—	—	159.1	0.55	82.2	0.34

	—	—	—	676.4	0.54	498.3	0.28	51.0
Miami (6)
Proven Reserves	—	—	—	—	—	93.0	0.41
Probable Reserves	—	—	—	—	—	2.7	0.30

	—	—	—	—	—	95.7	0.41	100.0
Ojos del Salado (3)
Proven Reserves	7.2	1.14	—	—	—	—	—
Probable Reserves	4.8	1.14	—	—	—	—	—

	12.0	1.14	—	—	—	—	—	80.0
Tyrone (7)
Proven Reserves	—	—	—	—	—	80.9	0.36
Probable Reserves	—	—	—	—	—	13.7	0.23

	—	—	—	—	—	94.6	0.34	100.0
Copper and Molybdenum Properties
Bagdad (7)
Proven Reserves	517.4	0.36	0.02	—	—	12.2	0.32
Probable Reserves	27.8	0.29	0.02	—	—	1.8	0.28

	545.2	0.35	0.02	—	—	14.0	0.32	100.0
Cerro Verde (8)
Proven Reserves	480.7	0.54	0.02	151.2	0.60	37.5	0.30
Probable Reserves	1,070.4	0.44	0.01	135.6	0.43	44.2	0.22

	1,551.1	0.47	0.02	286.8	0.52	81.7	0.26	53.56
Chino
Proven Reserves	53.9	0.68	0.03	—	—	120.5	0.43
Probable Reserves	10.5	0.69	0.02	—	—	20.4	0.35

	64.4	0.68	0.03	—	—	140.9	0.42	100.0
Sierrita
Proven Reserves	927.4	0.26	0.03	—	—	9.9	0.18
Probable Reserves	91.6	0.24	0.03	—	—	5.2	0.18

	1,019.0	0.26	0.03	—	—	15.1	0.18	100.0
Primary Molybdenum Property
Henderson
Proven Reserves	136.2	—	0.21	—	—	—	—
Probable Reserves	5.6	—	0.20	—	—	—	—

	141.8	—	0.21	—	—	—	—	100.0
Undeveloped Ore Reserves — require substantial capital investments to bring into production
Copper Properties
Cobre (6)
Proven Reserves	—	—	—	—	—	81.8	0.41
Probable Reserves	—	—	—	—	—	3.3	0.33

	—	—	—	—	—	85.1	0.40	100.0
Safford (9)
Proven Reserves	—	—	—	285.3	0.46	45.7	0.21
Probable Reserves	—	—	—	194.2	0.31	90.3	0.20

	—	—	—	479.5	0.40	136.0	0.20	100.0

	Total Ore Reserves Estimated at December 31, 2006 (continued) (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Undeveloped Ore Reserves — require substantial capital investments to bring into production
Primary Molybdenum Property
Climax (6) & (10)
Proven Reserves	64.2	—	0.22	—	—	—	—
Probable Reserves	92.2	—	0.16	—	—	—	—

	156.4	—	0.19	—	—	—	—	100.0

				Phelps
	Agitation Leach Reserves			Dodge
	Million	%	%	Interest
	Tons	Copper	Cobalt	(%)

Copper and Cobalt Property
Tenke Fungurume (11)
Proven Reserves	24.2	2.24	0.30
Probable Reserves	89.7	2.05	0.31

	113.9	2.09	0.31	57.75

	Total Ore Reserves Estimated at December 31, 2005 (1)
				Leachable Reserves				Phelps
	Millable Reserves			Crushed Leach		Run-of-Mine (ROM)		Dodge
	Million	%	%	Million	%	Million	%	Interest
	Tons	Copper	Moly	Tons	Copper	Tons	Copper	(%)

Developed Ore Reserves
Copper Properties
Morenci	247.6	0.49	—	587.5	0.54	2,490.7	0.19	85.0
Candelaria	339.0	0.73	—	—	—	—	—	80.0
El Abra	—	—	—	227.7	0.47	226.4	0.32	51.0
Miami	—	—	—	—	—	112.1	0.37	100.0
Ojos del Salado	15.1	1.33	—	—	—	—	—	80.0
Tyrone	—	—	—	—	—	49.3	0.29	100.0
Copper and Molybdenum Properties
Bagdad	618.9	0.35	0.02	—	—	16.3	0.31	100.0
Cerro Verde	1,392.0	0.49	0.02	268.1	0.50	97.1	0.29	53.56
Chino	72.6	0.70	0.02	—	—	156.0	0.40	100.0
Sierrita	1,061.6	0.26	0.03	—	—	26.1	0.18	100.0
Primary Molybdenum Property
Henderson	150.7	—	0.21	—	—	—	—	100.0
Undeveloped Ore Reserves — require substantial capital investments to bring into production
Copper Properties
Cobre	—	—	—	—	—	110.3	0.35	100.0
Safford	—	—	—	455.3	0.40	82.7	0.21	100.0
Primary Molybdenum Property
Climax	156.4	—	0.19	—	—	—	—	100.0

(1)	Total ore reserves estimated (i) are presented on a 100% basis (i.e., include 100% Candelaria, El Abra, Morenci, Ojos del Salado, Cerro Verde and Tenke Fungurume), (ii) include only in-situ tonnages and (iii) exclude stockpiled ores.

(2)	Morenci ore reserves increased with the inclusion of additional ore reserves in the Garfield and Shannon areas.

(3)	Candelaria and Ojos del Salado deposits also contained 0.004 ounces and 0.010 ounces of gold per ton, respectively.

(4)	Candelaria ore reserves included 6.3 million tons of underground ore reserves from the Candelaria Norte area. Candelaria recoverable pounds decreased due to higher costs and a new resource model that lowered copper grades.

(5)	El Abra amounts include oxide leach and new sulfide leach reserves at December 31, 2006, which were based on a recently updated feasibility study.

(6)	Miami and Climax properties have been on care-and-maintenance status with no mining taking place; Cobre had limited activity to improve and establish access to mining areas.

(7)	Bagdad and Tyrone ore reserves reflected new pit designs based on updated slope and economic parameters.

(8)	Cerro Verde millable ore reserves reflect its recently completed mill project.

(9)	Safford leach deposit is in development and is expected to be in production during the first half of 2008.

(10)	Significant capital investment is required prior to production from these molybdenum reserves.

(11)	Tenke Fungurume ore reserves were included based on a recently updated feasibility study.

Average Drill-Hole Spacing at Ore Reserve Properties
     The following table sets forth the average drill-hole spacing for proven and probable ore reserves by process types:

	As of December 31, 2006
	Proven		Probable
	(average spacing-feet)		(average spacing-feet)

Property	Mill	Leach	Mill	Leach

Morenci	283	283	400	400
Candelaria	115	N/A	230	N/A
El Abra	N/A	233	N/A	328
Miami	N/A	200	N/A	300
Ojos del Salado	82	N/A	164	N/A
Tyrone	N/A	283	N/A	283
Bagdad	190	81	441	323
Cerro Verde	164	164	328	328
Chino	141	200	200	283
Sierrita	223	144	347	242
Cobre	150	200	200	300
Safford	N/A	200	N/A	400
Tenke Fungurume	N/A	164	N/A	328
Henderson	65	N/A	290	N/A
Climax	200	N/A	200	N/A
Metallurgical Recovery
     The following table sets forth the average expected metallurgical recovery by process type:

	As of December 31, 2006
	Copper		Molybdenum

Property	Mill % (a)	Leach % (b)	Mill % (c)

Copper and Copper/Molybdenum Properties
Morenci	78.8	55.1	N/A
Candelaria	91.1	N/A	N/A
El Abra (d)	N/A	53.7	N/A
Miami	N/A	61.6	N/A
Ojos del Salado	89.8	N/A	N/A
Tyrone	N/A	64.3	N/A
Bagdad	86.1	44.9	75.6
Cerro Verde	86.3	74.2	53.9
Chino	77.5	65.3	25.0
Sierrita	83.6	60.1	81.1
Cobre	N/A	61.9	N/A
Safford	N/A	61.7	N/A

Primary Molybdenum Properties
Henderson	N/A	N/A	86.8
Climax	N/A	N/A	85.1

	Copper	Cobalt
	Agitation	Agitation
Property	Leach %	Leach %

Copper/Cobalt Property
Tenke Fungurume (e)	95.0	83.5

(a)	Mill recoveries include expected mill and smelter recoveries and an allowance for concentrate transportation losses.

(b)	Leach recoveries are the expected total recoveries over multiple leach cycles.

(c)	Molybdenum recoveries include mill recoveries and roaster deductions.

(d)	El Abra average leach recoveries include both oxides and sulfide ores.

(e)	Tenke Fungurume long-term cobalt metal recoveries are estimated to average 83.3 percent based on refined cobalt metal production. Cobalt recoveries in hydroxide form are estimated to average 85.0 percent.
Mill and Leach Stockpiles
     Stockpiled copper-bearing material that has been removed from the mine, and for which we have reasonable certainty of processing, is summarized below. We begin capitalization of costs for mill and leach stockpiles when we have reasonable certainty that the material will be processed. The capitalized costs are evaluated periodically to ensure carrying amounts are stated at the lower of cost or market. (Refer to Note 1, Summary of Significant Accounting Policies, and Note 9, Mill and Leach Stockpiles, Inventories and Supplies, for additional financial information regarding mill and leach stockpiles.) Effective January 1, 2004, for accounting purposes, El Abra (51 percent) and Candelaria (80 percent) are fully consolidated. The Phelps Dodge pro rata basis in the tables below reflects our ownership interests in El Abra (51 percent), Candelaria (80 percent), Ojos del Salado (80 percent), Cerro Verde (53.56 percent) and Morenci (85 percent).

(in million tons)	As of December 31, 2006
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper

Mill stockpiles:
100% basis	111	0.47	82.5	0.4
Consolidated basis				0.4
Phelps Dodge pro rata basis				0.3

Leach stockpiles:
100% basis	9,100	0.27	5.6	1.4
Consolidated basis				1.4
Phelps Dodge pro rata basis				1.2

*   Copper grade of ore when placed.

(in million tons)	As of December 31, 2005
		Contained
	Stockpile	Copper	Recovery	Recoverable
	Material	(%)*	(%)	Copper

Mill stockpiles:
100% basis	101	0.47	83.0	0.4
Consolidated basis				0.4
Phelps Dodge pro rata basis				0.3

Leach stockpiles:
100% basis	8,737	0.27	5.8	1.4
Consolidated basis				1.3
Phelps Dodge pro rata basis				1.2

*   Copper grade of ore when placed.
     We employ reasonable estimation methods to determine copper contained in mill and leach stockpiles.
     Mill Stockpiles
     Mill stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover the contained copper by milling, concentrating, smelting and refining, or alternatively, by concentrate leaching. The quantity of material delivered to the stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grades of the material delivered to the mill stockpiles.

     Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are adjusted as material is added or removed.
     Leach Stockpiles
     Leach stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover contained copper through a leaching process. Leach stockpiles are exposed to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The quantity of material is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade of material delivered to leach stockpiles.
     Expected copper recovery rates are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type.
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
     The estimated recoverable copper contained in stockpiles at each mine was as follows:
(in million tons)

	December 31,
	2006	2005

Mill stockpiles:
Candelaria	0.3	0.3
Cerro Verde	0.1	0.1

	0.4	0.4

Leach stockpiles:
Morenci	0.3	0.2
El Abra	0.1	0.1
Tyrone	0.1	0.1
Bagdad	0.1	0.1
Cerro Verde	0.1	0.1
Chino	0.6	0.6
Sierrita	0.1	0.2

	1.4	1.4

Total (100% basis)	1.8	1.8

Consolidated basis	1.8	1.7
Phelps Dodge pro rata basis	1.5	1.5
     Note: Candelaria mill stockpiles are expected to be processed late in the mine’s life as milling capacity is available. Some of the Cerro Verde mill stockpiles will be processed during initial mill start-up operations in 2007. Leach stockpiles are expected to be processed over the lives of the respective mines.
     Our estimated share of aggregate copper, molybdenum and cobalt ore reserves as of December 31 was as follows:

	2006	2005	2004	2003	2002
Milling reserves on a pro rata basis (billion tons) (a)	3.2	3.3	4.2	3.5	3.4
Leaching reserves on a pro rata basis (billion tons) (a)	4.5	4.1	4.5	4.0	4.3

Commercially recoverable copper (million tons):
Ore reserves	19.5	17.7	23.2	19.5	19.6
Stockpiles and in-process inventories	1.5	1.5	1.6	1.6	1.4

Total Phelps Dodge pro rata basis	21.0	19.2	24.8	21.1	21.0
Total consolidated basis (b)	27.4	23.7	26.1	N/A	N/A

Commercially recoverable molybdenum (billion pounds)
Phelps Dodge pro rata basis	1.8	1.9	2.1	2.0	2.1
Total consolidated basis	2.0	2.0	2.1	2.0	2.1

Commercially recoverable cobalt (billion pounds)
Phelps Dodge pro rata basis	0.3	N/A	N/A	N/A	N/A
Total consolidated basis	0.6	N/A	N/A	N/A	N/A

(a)	Milling and leaching reserves on a 100 percent basis would have been 4.1 and 5.7 billion tons, respectively, as of December 31, 2006 and 4.1 and 4.9 billion tons, respectively, as of December 31, 2005, if El Abra, Candelaria, Cerro Verde, Morenci, Ojos del Salado and Tenke were reflected on a 100 percent basis.

(b)	Commercially recoverable copper on a 100 percent basis would have been 28.2 and 24.5 million tons of copper, respectively, as of December 31, 2006 and 2005, if Morenci was reflected on a 100 percent basis.
     The increase in commercially recoverable copper at December 31, 2006, was primarily due to the inclusion of the Tenke Fungurume ore reserves and the El Abra sulfide leach ore reserves, offset by current year production. The decrease in commercially recoverable copper at December 31, 2005, was primarily due to the reduction of the Company’s interest in Cerro Verde to 53.56 percent from 82.5 percent, new pit designs at Bagdad, Cerro Verde, Chino, Cobre, Tyrone and Candelaria, as well as 2005 production.

Copper and Molybdenum Prices
     The volatility of copper and molybdenum prices is reflected in the following table, which gives the high, low and average COMEX price of high-grade copper and the Platts Metals Week mean price of molybdenum oxide for each of the last 15 years:

	Cents per pound			Dollars per pound
	of Copper			of Molybdenum Dealer Oxide
	COMEX			Platts Metals Week
Year	High	Low	Average	High	Low	Mean

1992	116	93	103	2.44	1.82	2.21
1993	107	72	85	2.80	1.82	2.32
1994	140	78	107	17.00	2.68	4.51
1995	146	121	135	17.50	3.90	8.08
1996	131	86	106	5.50	2.90	3.79
1997	123	76	104	4.90	3.52	4.31
1998	86	64	75	4.60	2.00	3.41
1999	85	61	72	2.90	2.48	2.65
2000	93	74	84	2.98	2.15	2.56
2001	87	60	73	2.65	2.15	2.36
2002	78	65	72	8.30	2.40	3.77
2003	104	71	81	7.80	3.15	5.32
2004	154	106	129	33.25	7.20	16.41
2005	228	140	168	40.00	26.00	31.73
2006	408	213	309	28.40	20.50	24.75
     Phelps Dodge’s reported ore reserves are economic at the most-recent three-year historical average COMEX copper price of $2.02 per pound and the most-recent three-year historical average molybdenum price of $24.30 per pound (Metals Week Dealer Oxide mean price).
     Phelps Dodge develops its business plans using a time horizon that is reflective of the historical moving average for the full price cycle. Through 2006, we used a long-term average COMEX price of $1.05 per pound of copper, an average molybdenum price of $5.00 per pound (Metals Week Dealer Oxide mean price) and an average cobalt price of $12.00 per pound, along with near-term price forecasts reflective of the current price environment, to develop mine plans and production schedules.
     The per pound COMEX copper price during the past 10 years, 15 years and 20 years averaged $1.17, $1.13 and $1.12, respectively. The per pound Metals Week Dealer Oxide molybdenum mean price over the same periods averaged $9.73, $7.88 and $6.66, respectively.
Mineralized Material
     We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. Permitting and significant capital expenditures would likely be required before operations could commence at these properties. The deposits are estimated to contain the following mineralized material as of December 31, 2006:

		Milling Material				Leaching Material			Phelps Dodge
Property	Location	Millions of Tons	Percent Copper	Percent Molybdenum	Percent Cobalt	Millions of Tons	Percent Copper	Percent Cobalt	Interest %

Operating Copper Properties
Morenci	Arizona	255	0.33	—	—	477	0.29	—	85.0
Candelaria (1)	Chile	61	0.53	—	—	—	—	—	80.0
El Abra	Chile	280	0.54	—	—	144	0.25	—	51.0
Tyrone	New Mexico	—	—	—	—	63	0.33	—	100.0
Operating Copper/Molybdenum Properties
Bagdad	Arizona	830	0.32	0.02	—	—	—	—	100.0
Cerro Verde	Peru	624	0.36	0.01	—	8	0.46	—	53.56
Sierrita	Arizona	2,670	0.21	0.02	—	34	0.16	—	100.0
Non-Operating Copper Properties
Ajo	Arizona	205	0.50	—	—	—	—	—	100.0
Cobre	New Mexico	3	0.94	—	—	—	—	—	100.0
Cochise/Bisbee	Arizona	—	—	—	—	276	0.47	—	100.0
Miami	Arizona	—	—	—	—	86	0.39	—	100.0
Safford	Arizona	233	0.73	—	—	52	0.10	—	100.0
Sanchez	Arizona	—	—	—	—	230	0.29	—	100.0
Lone Star	Arizona	—	—	—	—	1,600	0.38	—	100.0
Tohono	Arizona	276	0.70	—	—	404	0.63	—	100.0
Non-Operating Copper/Cobalt Property
Tenke Fungurume	Dem. Rep. Congo	82	3.11	—	0.28	28	3.05	0.35	57.75
Primary Molybdenum Properties
Henderson	Colorado	316	—	0.12	—	—	—	—	100.0
Climax Underground	Colorado	87	—	0.25	—	—	—	—	100.0
Climax Open Pit	Colorado	327	—	0.12	—	—	—	—	100.0

(1)	Candelaria consists of both open-pit and underground mines. The stated tonnage also contains 0.004 ounces of gold per ton.
Note: Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until legal and economic feasibility are concluded based upon a comprehensive evaluation of unit costs, grade, recoveries and other material factors.

Sales and Competition
U.S. Mining Operations
     A majority of the copper produced or purchased at our U.S. Mining Operations is cast into rod. Rod sales to outside wire and cable manufacturers constituted approximately 74 percent of PDMC’s U.S. sales in 2006, 75 percent in 2005 and 70 percent in 2004. The remainder of our U.S. copper sales is primarily in the form of copper cathode or copper concentrate. Sales of rod and cathode are made directly to wire and cable fabricators and brass mills under contracts principally of a one-year duration. Cathode and rod contract prices are generally based on the prevailing COMEX copper monthly average spot price for shipments in that period. We generally sell our copper rod and cathode produced at our U.S. Mining Operations at a premium over COMEX prices.
South American Mines
     Production from our South American Mines is sold as copper concentrate or as copper cathode. Our Candelaria mine sells its production in the form of copper concentrate primarily to copper smelters located in Japan and elsewhere in Asia under long-term contracts. Production not committed under long-term contracts is either shipped to North America for smelting at our Miami smelter (under certain circumstances) or sold to other smelters or merchants. A majority of our Ojos del Salado concentrate production is sold to local Chilean smelters. Copper concentrate sold by our South American operations primarily is based on LME prices.
     Most of Candelaria’s concentrate contracts allow for an annual pricing election that must be declared prior to the beginning of the contract year. The options allowed under this pricing election are the monthly average price of either (i) the month of shipment or (ii) the third calendar month following the month of arrival of concentrates at destination. During 2006, 2005 and 2004, approximately 90 percent of Candelaria’s concentrate sales were priced on the basis of the third calendar month following the month of arrival.
     El Abra produces copper cathodes that are sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers or to merchants. Cerro Verde produces copper cathode and concentrates. A majority of our Cerro Verde cathode production is shipped to our U.S. rod mills for processing. The remainder of Cerro Verde’s cathode production is sold under annual contracts to South American customers or to merchants on a spot basis. Cathode contract prices are generally based on the prevailing LME copper monthly average spot price in the month of arrival. The copper cathode sold by our international operations generally is sold at a premium over LME prices. In December 2006, Cerro Verde began shipping copper concentrates, which were priced on the basis of the third calendar month following the month of arrival.
Worldwide Copper Mining Operations
     Most of the refined copper we sell is incorporated into electrical wire and cable products worldwide for use in the construction, electric utility, communications and transportation industries. It also is used in industrial machinery and equipment, consumer products and a variety of other electrical and electronic applications.
     When we sell copper as rod, cathode and concentrate, we compete, directly or indirectly, with many other sellers, including at least two other U.S. primary producers, as well as numerous foreign producers, metal merchants, custom refiners and scrap dealers. Our principal methods of competing include pricing, product properties, product quality, customer service and dependability of supply. Some major producers outside the United States have cost advantages resulting from richer ore grades, lower labor costs and, in some cases, a lack of strict regulatory requirements. We believe our ongoing programs to contain costs, improve productivity, employ new technologies, and find large-scale copper and copper/gold deposits will significantly narrow these cost advantages and place us in a more competitive position with respect to a number of our international competitors.
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
Primary Molybdenum Segment
     Molybdic oxide is used primarily in the steel industry for corrosion resistance, strengthening and heat resistance. Approximately 80 percent of molybdenum production is used in this application. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys. Approximately 60 percent of Phelps Dodge’s expected 2007 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.
     The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. The chemical market is more diverse and contains more specialty products and segments. In both markets, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world and regional supply/demand balances, inventory levels, governmental regulatory actions, currency exchange rates and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production was estimated at approximately 65 percent of global molybdenum production in 2006.
Prices, Supply and Consumption
Worldwide Copper Mining Operations
     Copper is an internationally traded commodity, and its price is effectively determined by the major metals exchanges — COMEX, the LME and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly, from time to time, by speculative actions and by currency exchange rates.
     Copper is a critical component of the world’s infrastructure. The demand for copper ultimately reflects the rate of underlying world economic growth, particularly in industrial production and construction. Copper’s end-use markets reflect its fundamental role in the world economy. Copper’s end-use markets (and their estimated shares of total consumption) are (i) construction (38 percent), (ii) electrical applications (28 percent), (iii) industrial machinery (13 percent), (iv) transportation (11 percent) and (v) consumer products (10 percent). Since 1990, refined copper consumption grew by an estimated compound annual growth rate of 3.1 percent to 17.6 million tons, according to published data by the World Bureau of Metals Statistics (WBMS) and Phelps Dodge’s estimate for 2006. This rate of increase was slightly higher than the growth rate of 2.9 percent for world industrial production over the same period. Asian copper consumption, led by China, has been particularly strong, increasing by approximately 6 percent from 1990. Asia now represents approximately half of the world’s refined copper consumption, compared with approximately 22 percent for Western Europe and approximately 20 percent for the Americas.
     From 1990 through 2006, refined copper production has grown at an average annual rate of approximately 3 percent, based on published data by the WBMS and Phelps Dodge’s estimates for 2006.
     Copper consumption is closely associated with industrial production and, therefore, tends to follow economic cycles. During an expansion, demand for copper tends to increase, thereby, driving up the price. As a result, copper prices are volatile and cyclical. During the past 15 years, the LME price of copper averaged $1.126 per pound and ranged from a high annual average price of $3.049 per pound in 2006 to a low annual average price of 70.6 cents per pound in 2002. In addition, during the past 15 years, the COMEX price of copper averaged $1.135 per pound and has ranged from a high annual average price of $3.089 per pound in 2006 to a low annual average price of 71.6 cents per pound in 2002.
     In 2006, the average COMEX price of $3.089 per pound was $1.407 above the average for 2005. Continued low global inventory levels, improved consumption in most regions, increased speculative investment in commodities and unanticipated production shortfalls resulted in record high copper prices throughout the year. During 2006, we estimate global refined copper production and copper consumption grew by approximately 5 percent and 4 percent, respectively. Consumption continued to be strong in Asia, specifically in China, which experienced growth of approximately 5 percent in 2006, a slightly slower pace than in prior years. In addition, as a result of stronger economic activity, European copper consumption improved, growing approximately 5 to 6 percent. During 2006, U.S. demand for copper was down approximately 3 to 4 percent as a result of slowing in the residential housing and auto markets. Visible exchange inventories increased by approximately 86,000 metric tons over the prior year to approximately 242,000 metric tons.
     In 2005, the average COMEX price of $1.682 per pound was almost 40 cents above the prior year’s average. Critically low global inventory levels combined with production shortfalls more than offset the effects of lower than anticipated consumption levels. Refined production was estimated to increase approximately 4.9 percent year-on-year while consumption was estimated to increase by a modest 1 percent year-on-year. Consumption was again led by Asia, specifically China, which grew at approximately 7.5 percent year-on-year. U.S. demand for copper cathode was down 7.0 percent for the year due to de-stocking of inventory build in 2004. Exchange inventories were up slightly, 32,000 metric tons over the prior year, to approximately 156,000 metric tons.
     In 2004, the average COMEX price of $1.290 per pound was almost 50 cents above the previous-year average. The large increase in price was led by year-on-year consumption growth of approximately 7.5 percent. This was only partially offset by a more modest growth in refined production of 5.1 percent. Consumption was driven by Asia, which we estimate grew approximately 9.7 percent year-on-year led by China, which experienced an estimated 15 percent growth year-on-year. Demand also benefited from a recovery in the U.S. manufacturing sector. We estimate that U.S. copper consumption grew by approximately 9.0 percent year-on-year in 2004. Production increases were drawn from restarted idled capacity and brownfield expansions. Only one significant greenfield project began production in 2004. The imbalance between supply and demand drove exchange inventories down more than 80 percent, or 675,000 metric tons.
Primary Molybdenum Segment
     Molybdenum demand is heavily dependent on the worldwide steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum is used for this application. The balance is used in specialty chemical applications such as refinery catalysts, water treatment and lubricants.
     During 2006, primary mine production increased in both North America and China, although production in China remains difficult to estimate. By-product molybdenum production decreased from 2005 levels primarily due to lower production in South America. Tight supply of western, high-quality materials continued throughout the first half of 2006 and eased in the second half as demand slowed in the metallurgical segment. Western roaster capacity constraints were reduced in 2006 as increased capacity was realized and by-product supply decreased. Overall, market fundamentals shifted from a supply deficit in the first half of 2006 to a slight surplus late in the year, with the overall year being relatively balanced.
     Although prices were lower than those experienced in 2005, 2006 molybdenum prices remained at historically high levels. Annual Metals Week Dealer Oxide mean prices averaged $24.75 per pound in 2006, compared with $31.73 per pound in 2005 and $16.41 per pound in 2004. Strong demand, which has outpaced supply over the past several years, has continued and inventory levels throughout the industry remain low. The majority of our molybdenum sales are based on published pricing (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin) plus a premium. The remaining sales are priced on a fixed basis (capped), or on a variable basis within certain ranges for periods of varying duration. Given this mix of pricing, Phelps Dodge received an average realized price of $21.86 per pound in 2006, compared with $25.88 per pound in 2005 and $12.65 per pound in 2004, reflecting a broad mix of upgraded molybdenum products as well as technical-grade molybdic oxide.

Costs
Worldwide Copper Mining Operations
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs at our operations. To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts put in place at various points in the price cycle, as well as self-generation and diesel fuel and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, because energy is a significant portion of our production costs, we could be negatively impacted by future energy availability issues or increases in energy prices. For example, as our diesel fuel and natural gas price protection programs were extended at gradually increasing prices, our energy cost per pound of copper increased in 2006. In 2007, we may continue to experience higher energy costs if prices remain at the levels experienced in 2006.
     We continue to explore alternatives to moderate or offset the impact of increasing energy costs. In late 2004, we purchased a one-third interest in the partially constructed Luna power plant located near Deming, New Mexico. In April 2006, Luna became operational. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, partnered with Phelps Dodge in the purchase of Luna. Each partner owns a one-third interest and each is responsible for a third of the costs and expenses. PNM is the operating partner of the plant. Approximately 190 megawatts, or one-third of the plant’s electricity, is available to satisfy the electricity demands of PDMC’s New Mexico and Arizona operations. Electricity in excess of PDMC’s demand is sold on the wholesale market. Our interest in this efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
     To mitigate the Company’s exposure to increases in diesel fuel and natural gas prices, we utilize several price protection programs designed to protect the Company against a significant short-term upward movement in prices. The Company’s diesel fuel price protection program consists of a combination of purchased, diesel fuel and natural gas call option contracts and fixed-price swaps for our North American and Chilean operations. The call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.”
     Diesel fuel call options mitigate a portion of our exposure to volatile markets by capping the cost of the commodity if prices rise above the strike price. If the price of diesel fuel is less than the strike price, the Company has the flexibility to purchase diesel fuel at prices lower than the strike price and the options expire with no value. The swaps allow us to establish a fixed price for a specific commodity for delivery during a specific future period.
     Our natural gas price protection program consists of purchasing call options for our North American operations. Call options cap the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices are lower than the strike price.
     As a result of the above-mentioned programs, for 2006, 2005 and 2004 we were able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices. Nevertheless, we pay more for our energy needs during times of higher energy prices. Energy consumed in our mines and smelter was 20.2 cents per pound of our copper production cost in 2006, compared with 19.5 cents in 2005 and 14.6 cents in 2004.
     In addition, we realized cost increases in 2006 that were the result of the overall improved business climate. Some of these cost increases were anticipated. For example, we realized additional compensation costs resulting from certain employee bonus and variable-compensation programs that are contingent on copper price and/or company performance. Additionally, our decision to bring back into production certain higher-cost properties, in response to strong demand for copper, has increased our average cost of copper production. Other costs that have increased due to business conditions include taxes, freight and transportation, smelting and refining rates, and materials and supplies that are manufactured from metal or fossil fuels. We would anticipate that at least a portion of these cost increases may reverse in periods of lower metal and commodity prices.
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
     Environmental regulatory programs create potential liability for our domestic operations, which may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements. (Refer to the discussion of Superfund requirements in Other Environmental Matters on pages 33 through 36.) Major environmental programs and developments of particular interest are summarized in the paragraphs that follow.
     Most air emissions from our domestic operations are subject to regulation under the federal Clean Air Act (CAA) and related state laws. These laws impose permitting, performance standards, emission limits, and monitoring and reporting requirements on sources of regulated air pollutants.
     Several of our domestic operations have obtained major source operating permits under Title V of the CAA and related state laws. Facilities with a smelter, rod mill, molybdenum roaster or power plants are the primary examples of our operations that are subject to this program. These permits typically do not impose new substantive requirements, but rather incorporate all existing requirements into one permit. However, they can increase compliance costs by imposing new monitoring requirements, such as more frequent emission testing, to demonstrate compliance with existing requirements. The process of developing and renewing these comprehen-

sive permits also can bring to light new or previously unknown agency interpretations of existing regulations, which also may increase compliance costs.
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
     The federal National Pollutant Discharge Elimination System (NPDES) program requires a permit for the point source discharge of pollutants to surface waters that qualify as waters of the United States. Although most states, including Arizona and Colorado, have received authorization to implement this program in lieu of EPA, New Mexico has not received such authorization and therefore the NPDES permit program in New Mexico continues to be implemented primarily by EPA. The NPDES permit program also regulates the discharge of storm water runoff from active and inactive mines and construction activities. EPA and authorized states have issued general permits that cover storm water discharges from active and inactive mines. We likely will continue to have to make expenditures to comply with the NPDES permit program, especially as the program continues to expand as applied to storm water discharges.
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
Significant Arizona Environmental and Reclamation Programs
     ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under APP regulations. APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. APP also may require mitigation and discharge reduction or elimination of some discharges. Existing facilities operating under APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics.
     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. In 2005, ADEQ amended the financial assurance requirements under APP regulations. As a result of the amendments, facilities covered by APPs may have to provide additional financial assurance demonstrations or mechanisms for closure and post-closure costs.
     We have received an APP for our Morenci operations, our Safford development property, portions of our Bagdad and Miami mines, a sewage treatment facility at Ajo, and a closed tailing impoundment in Clarkdale, Arizona. We have submitted proposed modifications to the

Clarkdale APP to reflect capping actions taken in 2006. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita, Miami and Bisbee mines, and United Verde branch. Permits for most of these other properties and facilities likely will be issued by ADEQ in the first half of 2007. We will continue to submit all required APP applications for our remaining properties and facilities, and for modifications to our existing operations, as well as for any new properties or facilities. We do not know what APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.
     At our Sierrita and Bisbee properties, ADEQ has proposed detailed requirements to protect public drinking water sources with respect to non-hazardous substances, such as sulfate. Sierrita has signed a Mitigation Order with ADEQ to address sulfate-impacted groundwater that is used for drinking water purposes. A similar draft Mitigation Order is being negotiated for Bisbee. Financial assurance, in the same form used for the Arizona APP program, will likely be required for any long-term measures implemented under these Mitigation Orders.
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
     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent. Under the amended APP regulations, Phelps Dodge has provided guarantees for the financial assurance obligations of its subsidiaries that have pending APP permits and has provided financial strength demonstrations for pending APP permits that will be issued to Phelps Dodge.
     At December 31, 2006 and 2005, we had accrued closure costs of approximately $74 million and $68 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $174 million. If the Company’s credit rating for senior unsecured debt falls below investment grade, and if it could not meet the alternative financial strength test that is independent of debt ratings, our Arizona mining operations might be required to supply financial assurance in another form.
     Ore mining at Cyprus Tohono ceased in July 1997, but copper cathode production continued from existing stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005. Many of these facilities are covered by Mine Plans of Operations (MPOs) issued by BLM. The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the lease. Previous studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated at approximately $5 million. The Company has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a corporate performance guarantee. Cyprus Tohono has committed to update previous closure and reclamation studies and associated cost estimates by June 2007.
     (Refer to Note 22, Contingencies, for further discussion of Significant Arizona Environmental and Reclamation Programs.)
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino, Tyrone, Cobre and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environmental Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must describe measures to be taken to prevent groundwater quality standards from being exceeded following the closure of discharging facilities and to abate any groundwater or surface water contamination.
     Chino, Tyrone and Cobre also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department (MMD). Under the Mining Act, Chino, Tyrone and Cobre are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, that removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. As a result of this legislation, NMED and MMD have approved reductions of approximately $27 million (NPV basis) from the total amount of financial assurance required.
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
     At December 31, 2006 and 2005, we had accrued closure costs of approximately $296 million and $263 million, respectively, for our New Mexico operations.
     (Refer to Note 22, Contingencies, for further discussion of Significant New Mexico Environmental and Reclamation Programs.)
Significant Colorado Reclamation Programs
     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $28.5 million, respectively, for Climax and Henderson. Climax financial assurance comprises a single surety bond; Henderson financial assurance comprises $18.2 million in collateralized Climax Molybdenum water rights, a $10.1 million surety bond and a letter of credit in the amount of $0.2 million. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. In 2005, the Company finalized Henderson’s reclamation plan and related financial assurance with the Colorado Division of Reclamation Mining and Safety, which resulted in a revision of our asset retirement obligation (ARO) estimates. At December 31, 2006 and 2005, we had accrued closure costs of approximately $23 million and $24 million, respectively, for our Colorado operations.
Avian Mortalities and Natural Resources Damage Claims
     Since the fall of 2000, we have been sharing information and discussing various approaches with the U.S. Fish and Wildlife Service (FWS) in conjunction with FWS investigations of avian mortalities at some of the Company’s mining operations, including Cyprus Tohono, Tyrone, Chino and Morenci. As a result of FWS investigations, federal authorities have raised issues related to avian mortalities under two federal laws, the Migratory Bird Treaty Act (MBTA) and the natural resource damages provision of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). As part of the discussions regarding the MBTA, FWS has requested that the mining operations undertake various measures to reduce the potential for future avian mortalities, including measures to eliminate or reduce avian access to ponds that contain acidic water. FWS interprets the MBTA as strictly prohibiting the unauthorized taking of any migratory bird, and there are no licensing or permitting provisions under the MBTA that would authorize the taking of migratory birds as a result of industrial operations such as mining.
     On August 9, 2004, a plea agreement was entered in the U.S. District Court for the District of Arizona to resolve MBTA charges at Morenci, under which Morenci pled guilty to one misdemeanor count. The plea agreement requires Morenci to implement a corrective action plan to address the avian concerns at that mine during a five-year probation period. The plea agreement also required payment of a $15,000 fine and expenditures totaling $90,000 toward identifying options to conduct mitigation projects and bird rehabilitation. At December 31, 2006, we were in compliance with the plea agreement.
     On August 30, 2005, the United States Court for the District of New Mexico entered a plea agreement to resolve MBTA charges at Tyrone, under which Tyrone also pled guilty to one misdemeanor count. The Tyrone plea agreement is similar to the Morenci plea agreement and requires Tyrone to implement a corrective action plan to address the avian concerns at Tyrone during a five-year probation period. The corrective action plan includes implementation of the tailing closure project required under Tyrone’s approved closure and closeout permits. The plea agreement also requires payment of a $15,000 fine and a $15,000 contribution for avian habitat restoration and/or migratory bird studies, and acknowledged a previous $5,000 contribution by Tyrone toward bird rehabilitation. At December 31, 2006, we were in compliance with the plea agreement.
     The Company received a letter, dated August 21, 2003, from the U.S. Department of Interior as trustee for certain natural resources, and on behalf of trustees from the states of New Mexico and Arizona, asserting claims for natural resource damages relating to the avian mortalities and other matters. The notice cited CERCLA and the Clean Water Act and identified alleged releases of hazardous substances at the Chino, Tyrone and Continental (Cobre Mining Company) mines in New Mexico and the Morenci mine in Arizona. In addition to allegations of natural resource damages relating to avian mortalities, the letter alleges damages to other natural resources, including other wildlife, surface water and groundwater. The letter was accompanied by a Preassessment Screen report. On July 13, 2004, the Company entered into a Memorandum of Agreement (MOA) to conduct a cooperative assessment of the alleged injury. The Company has entered into tolling agreements with the trustees to toll the statute of limitations while the Company and the trustees engage in the cooperative assessment process.
     The Bureau of Indian Affairs (BIA) and the Nation have notified Cyprus Tohono of potential claims for natural resource damages resulting from groundwater contamination and avian mortalities. The Company has entered into a cooperative assessment process with federal and tribal trustees.
     On February 6, 2004, the Company received a Notice of Intent to Initiate Litigation for Natural Resource Damages from the New Jersey Department of Environmental Protection (NJDEP) for the United States Metals Refining Company site. The Company offered to settle New Jersey’s claim either through restoration work or a cash payment. The Company is involved in ongoing negotiations with NJDEP to resolve the New Jersey claim.
     The Kansas Trustee Council has notified Cyprus Amax of the Council’s intent to perform a natural resource damage assessment at the Cherokee County Superfund site in Cherokee County, Kansas. The Council has initiated the assessment. Cyprus Amax is in settlement discussions with the Council to resolve its potential natural resource damage liabilities at the site.

Significant International Closure and Reclamation Programs
     Sociedad Minera Cerro Verde S.A.A.
     On August 15, 2005, the Peruvian Ministry of Energy and Mines published the final regulation associated with the Mine Closure Law. The regulation required companies to submit closure plans for existing projects within one year after August 15, 2005, and for new projects within one year after approval of the Environmental Impact Statement. Additionally, the regulation sets forth the financial assurance requirements, including guidance for calculating the estimated cost and the types of financial assurance instruments that can be utilized.
     In accordance with the new regulation, Cerro Verde submitted its closure plan on August 14, 2006. Cerro Verde is also in the process of determining its financial assurance obligations associated with the new regulation, which is not required to be submitted to the Peruvian Ministry of Energy and Mines until early 2008. Based on the submitted closure plan’s scope of work, the revised site-wide cost estimate is approximately $78 million (undiscounted, unescalated and on a third-party cost basis). At December 31, 2006 and 2005, Cerro Verde had accrued closure costs of approximately $15 million and $5 million, respectively.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. (Refer to Note 22, Contingencies, for further discussion.) ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At December 31, 2006 and 2005, we had accrued closure costs of approximately $26 million and $20 million, respectively, for our Chilean operations.
Other
     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.6 million.
     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The Company has reduced its use of surety bonds in support of financial assurance obligations in recent years due to significantly increasing costs and because many surety companies require a significant level of collateral supporting the bonds. If remaining surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
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
     The federal Endangered Species Act protects species listed by FWS as endangered or threatened, as well as designated critical habitats for those species. Some listed species and critical habitats may be found in the vicinity of our mining operations. When a federal permit is required for a mining operation, the agency issuing the permit must determine whether the activity to be permitted may affect a listed species or critical habitat. If the agency concludes that the activity may affect a listed species or critical habitat, the agency is required to consult with FWS concerning the permit. The consultation process can result in delays in the permit process and the imposition of requirements with respect to the permitted activities as are deemed necessary to protect the listed species or critical habitat. The mine operators also may be required to take or avoid certain actions when necessary to avoid affecting a listed species.
Ownership of Property
U.S. Mining Operations
     In the United States, most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, and molybdenum roasters, processing facilities and the Climax technology center generally is owned by, or is located on unpatented mining claims owned by, the Company. Certain portions of our Henderson, Miami, Bagdad, Sierrita, Tyrone, Chino and Cobre operations are located on government-owned land and are operated under a Mine Plan of Operations, or other use permit. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tankhouse is located. Cyprus Tohono Corporation holds leases for land, water and business purposes on land owned by the Nation. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.
South American Mining
     At the Candelaria, Ojos del Salado, El Abra and Cerro Verde operations in South America, mine properties and facilities are controlled through mining concessions under the general mining laws of the relevant country. The concessions are owned or controlled by the operating companies in which the Company or its subsidiaries have an ownership interest.

African Deposit
     At the Tenke Fungurume operations in the DRC, mine properties and facilities are controlled through mining concessions under general mining laws. The concessions are owned or controlled by the operating companies in which the Company or its subsidiaries have an ownership interest.
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
PHELPS DODGE INDUSTRIES
     PDI, our international manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities.
     Prior to the 2006 first quarter dispositions, PDI consisted of two reportable segments—Specialty Chemicals and Wire and Cable. Specialty Chemicals consisted of Columbian Chemicals Company and its subsidiaries, one of the world’s largest producers of carbon black. Additionally, the Wire and Cable segment also produced magnet wire and specialty conductors.
Wire and Cable Segment
     Prior to the 2006 first quarter dispositions, the Wire and Cable segment consisted of three worldwide product line businesses comprising magnet wire, energy cables and specialty conductors. Magnet wire had manufacturing facilities in Indiana; Monterrey, Mexico; and Suzhou, China; and had closed facilities in North Carolina, Texas and Kentucky. HPC, which produced specialty conductors, had manufacturing facilities in South Carolina and Georgia and had closed facilities in New Jersey. During the early 2000s, and through the sale of our North American magnet wire and HPC assets, both businesses had restructured and consolidated certain of their operations to reduce costs and to strengthen their competitiveness in the global market place. As a result, asset impairment charges or write-downs were recorded for both magnet wire and HPC of approximately $39.2 million pre-tax ($34.5 million, after-tax) on a cumulative basis for the years of 2002 to 2005.
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all its North American magnet wire assets to Rea for approximately $125 million in cash, subject to a working capital adjustment at the time of closing. The transaction was completed on February 10, 2006, resulting in net sales proceeds of approximately $132 million, net of approximately $10 million in taxes and related expenses.
     On March 4, 2006, Phelps Dodge entered into an agreement to sell HPC to IWG. Under the agreement, IWG purchased the stock of HPC, as well as certain copper inventory. The transaction was completed on March 31, 2006, resulting in total net sales proceeds, exclusive of the contingent payment, of approximately $48 million (net of approximately $4 million in taxes and related expenses).
     Phelps Dodge International Corporation manufactures energy cables for international markets in factories located in nine countries. We provide management, marketing assistance, technical support, and engineering and purchasing services to these companies. Three of our international wire and cable companies have continuous-cast copper rod facilities, and three of our international wire and cable companies have continuous-cast aluminum rod facilities. We have majority interests in companies with production facilities in eight countries – Brazil, Chile, China, Costa Rica, Honduras, Thailand, Venezuela and Zambia. We also have minority interests in companies located in Hong Kong and the Philippines, accounted for on the equity basis, and in a company located in India, accounted for on the cost basis. We operate distribution centers in nine countries in addition to the United States – Guatemala, El Salvador, Honduras, Panama, Puerto Rico, Colombia, Mexico, Ecuador and South Africa.
Competition and Markets
     Our international energy cable companies primarily sell products to contractors, distributors, and public and private utilities. Our products are used in lighting, power distribution and other electrical applications. Our competitors range from worldwide wire and cable manufacturers to small local producers.
     Until the sale of our North American magnet wire assets, Phelps Dodge was one of the world’s largest manufacturers of magnet wire, selling to original equipment manufacturers for use in electric motors, generators, transformers, televisions, automobiles and a variety of small electrical appliances. We principally competed with two international and two U.S. magnet wire producers.
     Until the sale of HPC, specialty conductors were sold primarily to intermediaries (insulators, assemblers, subcontractors and distributors). Specialty conductors also are used in appliances, instrumentation, computers, telecommunications, military electronics, medical equipment and other products. We had two primary U.S. competitors and competed with three importers in the specialty conductor market.
Raw Materials and Energy Supplies
     The principal raw materials used by our international energy cable companies are copper, copper alloy, aluminum, aluminum alloy, copper-clad steel and various electrical insulating materials.
     The principal raw materials used by our magnet wire manufacturing operations were copper, aluminum and various chemicals and resins used in the manufacture of electrical insulating materials.
     Prior to the sale of HPC, the specialty conductor product line was usually plated with silver, nickel or tin.
     Most of our international energy cable operations generally use purchased electricity and natural gas as their principal sources of energy.
Ownership of Property
     We own or owned most of the plants and land on which our wire and cable operations are or were located. We lease land for our Suzhou, China, facility. This land is not material to our overall operations.

Discontinued Operations
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals. The transaction was completed on March 16, 2006, resulting in net sales proceeds of approximately $595 million (including approximately $100 million of Columbian‘s foreign held cash and net of approximately $27 million in taxes and related expenses).
     Prior to their sale, Columbian and its subsidiaries were headquartered in Marietta, Georgia. They were an international producer and marketer of carbon black. Columbian produced a full range of rubber and industrial carbon black in 12 plants worldwide.
Competition and Markets
     Columbian was among the world’s largest producers of carbon black. The majority of the carbon black it produced was used in rubber applications, a substantial portion of which was used in the tire industry. Major tire manufacturers worldwide accounted for a significant portion of Columbian’s carbon black sales. The carbon black industry is highly competitive, particularly in the rubber black market.
Raw Materials and Energy Supplies
     Carbon black is produced primarily from heavy residual oil, a by-product of the crude oil refining process. Columbian purchased substantially all of its feedstock at market prices that fluctuate with world oil prices.
Ownership of Property
     Columbian owned all property other than the leased land at its U.K., German and Korean facilities.
LABOR MATTERS
     At December 31, 2006, the Company employed approximately 15,600 people to sustain its global operations. Approximately 13,000 employees worked for PDMC, and most of those employees were not represented by unions. Those PDMC employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements.

Phelps Dodge Mining Company
		Number of
		Union-Represented
Location	Number of Unions	Employees	Expiration Date
El Abra — Chile	2	455	Oct-08
Candelaria — Chile	2	506	Oct-09
Aurex — Chile	1	35	Feb-10
Cerro Verde — Peru	1	460	Dec-08
Chino — New Mexico	1	275	Nov-09
Rotterdam — The Netherlands	2	41	Mar-08
Stowmarket — United Kingdom	1	50	May-08
Tenke Fungurume — DRC	2	522	Mar-08
Bayway — New Jersey	1	48	Apr-07
     In addition, we currently have labor agreements covering most of our international manufacturing division plants. Wire and Cable employed approximately 2,600 people. Below is a list of Wire and Cable operations that have employees who are represented by unions, along with the approximate number of employees represented and the expiration date of the applicable union agreements.

Phelps Dodge Wire and Cable Operations
		Number of
		Union-Represented
Location	Number of Unions	Employees	Expiration Date
Luanshya, Zambia	1	72	Jun-07
Peços de Caldas, Brazil	2	471	Aug-07 & Oct-07
Valencia, Venezuela	1	380	Jul-09
Santiago, Chile	2	166	Sep-10
RESEARCH AND DEVELOPMENT
     We conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing, reclamation and remediation, and product and engineered materials development. Expenditures for research and development programs, including expenditures associated with discontinued operations, together with contributions to industry and government-supported programs, totaled $35.3 million in 2006, $48.6 million in 2005 and $32.5 million in 2004.
OTHER ENVIRONMENTAL MATTERS
     Phelps Dodge is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, the Company is subject to potential liabilities under RCRA and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.
     Phelps Dodge or its subsidiaries have been advised by EPA, the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge also has been advised by trustees for natural resources that the Company may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.
     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $377.9 million and $367.9 million were recorded as of December 31, 2006 and 2005, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $261.0 million and $285.6 million at December 31, 2006 and 2005, respectively.
     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona. The sites with the most significant reserve changes during 2006 were the Chino Administrative Order on Consent (Chino AOC), the Tohono Tailing and Evaporation Pond Remediation, and the Anniston Lead and PCB sites. The sites with the most significant reserve changes during 2005 were the Anniston Lead and PCB sites, and the Laurel Hill site.
Pinal Creek Site
     The Pinal Creek site was listed under the ADEQ Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. (Refer to pages 41 and 42 for further discussion of the litigation associated with this site including litigation in respect to other potentially responsible parties.)
     While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.
Chino AOC
     In December 1994, Chino entered into an AOC with NMED, which requires Chino to perform a CERCLA-quality investigation of environmental impacts and the potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigation began in 1995 and is still in progress, although substantial portions of the investigation are complete. During 2006, soil removal actions in residential yards were initiated at the Hurley townsite. Although no feasibility studies have been completed, the Company expects that additional remediation will also be required in other areas. We are currently negotiating an interim remedial action with NMED for the Whitewater Creek Investigative Unit and a technology pilot test at the Smelter/Tailing Investigative Unit, and expect to conduct feasibility studies for these areas after several years of monitoring the results of these actions. During 2006, the Company increased its reserve associated with these implemented and planned actions at the Chino AOC by approximately $14 million, which was partially offset by spending during the year, for a total reserve at December 31, 2006, of approximately $27 million.
Tohono Tailing and Evaporation Pond Remediation
     Cyprus Tohono leases certain land from the Nation, including the mine operation site that comprises an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. The Nation, along with several federal agencies, has notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts from historical mining operations. In recent years, Cyprus Tohono expanded its groundwater-monitoring well network, with some samples showing contaminant levels above primary and secondary drinking water standards. In addition, tests from a neighboring Native American village’s water supply well indicated elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village. EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List (NPL). The Nation has asked EPA not to list the Tohono mine on the NPL.
     During 2006, Cyprus Tohono entered into an AOC with EPA to conduct a non-time-critical removal action and perform remediation at the former tailing impoundment and evaporation pond areas. In January 2007, the Nation requested the assistance of EPA to evaluate groundwater contamination associated with the Cyprus Tohono mine. The Company expects to negotiate and enter into a separate AOC to perform a remedial investigation and feasibility study for groundwater contamination at the site. During 2006, based on the work plan submitted to EPA for the removal action, the Company increased its reserve for this Superfund matter by approximately $12 million, which was partially offset by spending during the year, for a total reserve at December 31, 2006, of approximately $25 million.
Anniston Lead and PCB Sites
     Phelps Dodge Industries, Inc. (PDII) formerly operated a brass foundry in Anniston, Alabama, and has been identified by EPA as a PRP at the Anniston Lead and PCB sites. The Anniston Lead site consists of lead contamination originating from historical industrial operations in and about Anniston; the Anniston PCB site consists of PCB contamination originating primarily from historical PCB manufacturing operations in Anniston. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDII, along with 10 other parties identified by EPA as PRPs, agreed to conduct a non-time-critical removal action at certain residential properties identified to have lead and PCB contamination above certain thresholds. While PDII and the other parties to the Settlement Agreement have some responsibility to address residential PCB contamination, that responsibility is limited, with EPA characterizing PDII and the parties to the Settlement Agreement as de minimis PRPs. The Settlement Agreement became final on January 17, 2006. During 2006, PDII and the other PRPs reached a final cost-sharing agreement that, among other things, assigns PDII the responsibility to manage the PRPs’ obligations under the Settlement Agreement. In addition, since finalizing the Settlement Agreement, sampling of residential yards and required soil removal actions commenced. During 2006 and 2005, PDII increased its reserve by approximately $11 million and $22 million, respectively, which was offset by spending during those years, for a total reserve of approximately $27 million at December 31, 2006, covering remedial costs, PRP group settlement costs, and legal and consulting costs.
Laurel Hill Site
     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD in 2007.
     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is scheduled to submit its remedial investigation report and its remedial feasibility report to NYSDEC in 2007. The Company is currently engaged in settlement discussions with NYSDEC concerning the types of remedial actions in the feasibility study that would be acceptable to the agency. During 2005, based on the types of remedial actions being discussed and associated transactional costs, the environmental reserve was increased by approximately $21 million. At December 31, 2006, the total reserve for the Laurel Hill site was approximately $19 million, which covers ongoing consulting and legal costs to complete the required studies and assess contributions from other potential parties plus expected remedial action costs for impacted sediments. The Company also is currently engaged in settlement discussions with federal and state natural resource trustees concerning potential natural resource damages attributable to historical operations at the Laurel Hill facility. The environmental reserve also covers possible settlement amounts for these potential natural resource damages being discussed with federal and state trustees.
     On February 8, 2007, the Attorney General for the state of New York issued a Notice of Intent to Sue under the citizen suit provision of RCRA alleging that historical contamination from the Laurel Hill site has created an imminent and substantial endangerment to health and the environment in the adjacent Newtown Creek and portions of the adjacent shoreline. The notice seeks injunctive relief under RCRA for alleged environmental contamination. The Company intends to discuss the notice with the Office of the Attorney General.
Other
     For the years 2006, 2005 and 2004, the Company recognized net charges of $82.4 million, $113.4 million and $58.9 million, respectively, for environmental remediation. As discussed above, the sites with the most significant reserve changes during 2006 were the Chino AOC, the Tohono Tailing and Evaporation Pond Remediation, and the Anniston Lead and PCB sites (a total increase of approximately $37 million). The sites with the most significant reserve changes during 2005 were the Anniston Lead and PCB sites and the Laurel Hill site (a total increase of approximately $43 million). The remainder of environmental remediation charges was primarily for closed or non-owned sites, none of which increased or decreased individually more than approximately $10 million during 2006 or 2005.
     At December 31, 2006, the cost range for reasonably possible outcomes for all reservable environmental remediation sites (including Pinal Creek’s estimate of approximately $92 million to $205 million) was approximately $332 million to $631 million (of which $377.9 million has been reserved). Significant work is expected to be completed in the next several years on the sites that constitute a majority of the reserve balance, subject to inherent delays involved in the remediation process.
     Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States government and other PRPs. Neither claims nor offsets are recognized unless such offsets are considered probable of realization.
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2006, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was approximately $3 million to $18 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     Our operations are subject to many environmental laws and regulations in jurisdictions both in the United States and in other countries in which we do business. For further discussion of these laws and regulations, refer to PDMC — Environmental and Other Regulatory Matters. The estimates given in those discussions of the capital expenditures to comply with environmental laws and regulations in 2007 and 2008, and the expenditures in 2006 are separate from the reserves and estimates described above.
     In January 2007, the Morenci facility received the International Organization for Standardization (ISO) 14001 environmental certification. During 2006, the following facilities received ISO 14001 environmental certification: the Fort Madison molybdenum processing facility; the Chino mine and mill; the Sierrita mine, mill and roaster; the Bagdad mine and mill; the Tyrone mine; the Venezuela wire plant; the Honduras wire plant; and the Costa Rica wire plant. During 2005, the following facilities received ISO 14001 environmental certification: the Henderson mine and mill; the Miami mine, smelter, refinery and rod plant; the El Paso refinery and rod plant; the Norwich rod and wire plant; the Zamefa, Zambia wire plant; and the

Bayway manufacturing plant. ISO is a worldwide federation of national standards bodies. The International Environmental Management System Standard, also known as 14001, is the recognized standard for environmental management as well as a benchmark for environmental excellence.
     The environmental, health and safety committee of the board of directors comprises six non-management directors. The Committee met four times in 2006 to review, among other things, the Company’s policies with respect to environmental, health and safety matters, and the adequacy of management’s programs for implementing those policies. The committee reports on such reviews and makes recommendations with respect to those policies to the board of directors and to management.
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
     The copper market is volatile and cyclical. During the past 15 years, COMEX prices per pound have ranged from a high of $4.076 to a low of 60.4 cents. Any material change in the price we receive for copper (or in PDMC’s cost of copper production) has a significant effect on our results. Based on expected 2007 annual consolidated production of approximately 2.9 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual cost of production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests, of approximately $29 million. Consequently, a sustained period of low copper prices would adversely affect our profits and cash flow.
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
Our Copper Price Protection Programs May Cause Significant Volatility in Financial Performance
     Our copper price protection programs have and may continue to cause significant volatility in our financial performance. At December 31, 2006, we had in place zero-premium copper collars (consisting of both put and call options) for approximately 486 million pounds of PDMC’s expected 2007 copper sales. For 2007, the annual average LME call strike price (ceiling) for our zero-premium copper collars is $2.002 per pound. At December 31, 2006, we also had in place copper put options for approximately 730 million pounds of PDMC’s expected 2007 copper sales, with an annual average LME put strike price (floor) for 2007 of 95 cents per pound. In accordance with generally accepted accounting principles in the United States, transactions under these copper price protection programs do not qualify for hedge accounting treatment and are adjusted to fair market value based on the forward-curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. These adjustments represent non-cash events as the contracts are settled in cash only after the end of the relevant year based on the average annual LME copper price. For the year ended December 31, 2006, the pre-tax charges arising from our 2006 and 2007 copper price protection programs reduced operating income by approximately $1,009 million. Based on the LME forward-curve price average as of February 23, 2007, we estimate unrealized after-tax gains of approximately $46 million for the 2007 first quarter associated with our 2007 copper collars and copper put options.

     The following is a summary of significant derivative financial instruments for our copper price protection programs at December 31 (refer to Note 23, Derivative Financial Instruments and Fair Value of Financial Instruments, for further discussion of our derivative financial instruments):

(Units in millions)	Open Derivative Positions				Expired Derivative Positions
		Open	Gain/		Hedged Sales	Gain/
	Year	Position	(Loss) (1)	Maturity	Price Per Unit	(Loss) (1)

Fair Value Hedges
Copper fixed-price rod sales (lbs.) (2) & (3)	2005	13	—	December 2006	1.71/lb.	—
	2004	11	—	December 2005	1.29/lb.	—

Other Economic Price Protection Programs Not Qualifying for Hedge Accounting
Copper fixed-price rod sales (lbs.) (2)	2006	103	(29.4)	November 2008	3.14/lb.	138.4
	2005	72	14.6	December 2006	1.71/lb.	69.3
	2004	51	6.8	October 2006	1.29/lb.	22.3

Copper price protection (lbs.) (4), (5) & (6)	2006	1,216	(371.3)	December 2007	1.63/lb.	(637.6)
	2005	2,344	(223.9)	December 2006/2007	1.38/lb.	(186.6)
	2004	650	(0.6)	December 2005	—	—

Copper quotational period swaps (lbs.)	2006	3	1.7	January 2007	3.13/lb.	(113.7)
	2005	92	(14.0)	March 2006	1.68/lb.	(71.9)
	2004	130	(10.9)	April 2005	1.33/lb.	(12.0)

(1)	Gains/losses are recognized in the Consolidated Statement of Income for the periods presented, except for cash flow hedges, which are recorded in other comprehensive income (loss).

(2)	Expired positions for hedge gains/losses for both the qualifying copper fixed-price program and the non-qualifying copper fixed-price rod sales are combined in the copper fixed-price rod sales realized gain/loss column. As a result of the 2006 first quarter sale of Magnet Wire North American assets, we discontinued the qualifying copper fixed-price program.

(3)	The hedge gain or loss from changes in fair value is recognized in earnings. Changes in fair value of the hedged item (or hedged exposure) attributable to hedged risk are also recognized in earnings.

(4)	Losses from the copper price protection programs include premium expense.

(5)	The Company has recognized the following pre-tax charges associated with its 2005, 2006 and 2007 copper collar price protection programs: (i) a $0.6 million loss in 2004 and a $186.6 million loss in 2005 for a cumulative loss of $187.2 million on 2005 El Abra and PDMC zero-premium copper collar price protection programs; (ii) a $175.0 million loss in 2005 and a $637.6 million loss in 2006 for a cumulative loss of $812.6 million on 2006 zero-premium copper collar and purchased put option price protection programs; and (iii) a $48.9 million loss in 2005 and a $371.3 million loss in 2006 for a cumulative loss of $420.2 million on 2007 zero-premium copper collar and purchased put option price protection programs.

(6)	At December 31, 2005, we had entered into copper price protection positions expiring December 2006 and December 2007.
Increased Energy Costs Could Reduce Our Profitability or Result in Losses
     Energy represents a significant portion of the production costs of our operations. The principal sources of energy for our mining operations are electricity, diesel fuel and natural gas. The principal sources of energy for our wire and cable operations are purchased electricity and natural gas.
     To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts put in place at various points in the price cycle, as well as self-generation and diesel fuel and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. As a result of these programs, we have reduced and partially mitigated the impacts of volatile electricity markets and rising diesel fuel and natural gas prices. Nevertheless, we pay more for our energy needs during times of higher energy prices. During 2006, energy consumed in our mines and smelter accounted for 20.2 cents per pound of production costs, compared with 19.5 cents in 2005 and 14.6 cents in 2004. As energy is a significant portion of our production costs, if we are unable to procure sufficient energy at reasonable prices in the future, it could adversely affect our profits and cash flow.
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

Our Business Is Subject to Complex and Evolving Laws and Regulations and Environmental and Regulatory Compliance May Impose Substantial Costs on Us
     Our global operations are subject to various stringent federal, state and local environmental laws and regulations related to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault and may also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The federal Clean Air Act has had a significant impact, particularly on our smelter and power plants. We also have potential liability for certain sites we currently operate or formerly operated and for certain third-party sites under the federal Superfund law and similar state laws. We are also subject to claims for natural resource damages where the release of hazardous substances is alleged to have injured natural resources.
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
     The laws and regulations that apply to us are complex and are continuously evolving in the jurisdictions in which we do business. Costs associated with environmental and regulatory compliance have increased over time, and we expect these costs to continue to increase in the future. In addition, the laws and regulations that apply to us may change in ways that could otherwise have an adverse effect on our operations or financial results. The costs of environmental obligations may exceed the reserves we have established for such liabilities. (Refer to Note 22, Contingencies, for further discussion of our significant environmental matters.)
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
     The amount of financial assurance that has been provided for our Chino, Tyrone and Cobre mines, pursuant to an agreement we reached with two New Mexico state agencies, totaled approximately $495 million at December 31, 2006. Up to 70 percent of such financial assurance is in the form of third-party guarantees issued by us on behalf of our operating subsidiaries with the balance, or approximately 30 percent, provided in the form of trust funds, real property collateral and letters of credit. The actual amount required for financial assurance is subject to the completion of additional permitting procedures, final agency determinations and the results of administrative appeals, all of which could result in some changes to the closure and reclamation plans and further increases in the cost estimates and our related financial assurance obligations. In addition, our Arizona mining operations have obtained approval of reclamation plans for our mined land and approval of financial assurance totaling approximately $174 million, but applications for approval of closure plans for groundwater quality protection are pending for some portions of our mines. We also have approved mined-land reclamation plans and financial assurance in place for our two Colorado mines totaling approximately $81 million.
     Most of the financial assurance provided for our southwestern U.S. mines requires a demonstration that we meet financial tests showing our capability to perform the required closure and reclamation. Demonstrations of financial capability have been made for all of the financial assurance for our Arizona mines. The financial tests required for continued use of the financial capability demonstrations and third-party guarantees include maintaining an investment grade rating on our senior debt securities. If, in the future, the Company’s credit rating for senior unsecured debt falls below investment grade, we may still be able to maintain all or a part of the Company’s financial assurance using alternative financial strength tests in New Mexico and Arizona. However, a portion of our financial assurance requirements might be required to be supplied in another form, such as letters of credit, real property collateral or cash.
     The Company has reduced its use of surety bonds in support of financial assurance obligations in recent years due to significantly increasing costs and because many surety companies require a significant level of collateral supporting the bonds. If remaining surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
     In addition, our international mines are subject to various mine closure and mined-land reclamation laws. There have recently been significant changes in closure and reclamation programs in Peru and Chile. (Refer to Note 22, Contingencies, for further discussion of International Closure and Reclamation Programs.)
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

     Declines in the market price of a particular metal also may render the exploitation of ore reserves containing relatively lower grades of mineralization uneconomical. If the price we realize for a particular commodity were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, we could experience reductions in reserves resulting in increased depreciation charges and potential asset write-downs. Under some such circumstances, we may discontinue the development of a project or mining at one or more properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may reduce ore reserves.
     Ore reserves are depleted as we mine. Our ability to replenish our ore reserves is important to our long-term viability. We use several strategies to replenish and grow our copper and molybdenum ore reserves, including exploration and investment in properties located near our existing mine sites, investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic and an exploration strategy that includes pursuing opportunities with joint venture partners. Acquisitions may also contribute to increased ore reserves; we review potential acquisition opportunities on a regular basis.
Operational Risks
     Mines by their nature are subject to many operational risks and factors that are generally outside of our control and could impact our business, operating results and cash flows. These operational risks and factors include, but are not limited to (i) unanticipated ground and water conditions and adverse claims to water rights, (ii) geological problems, including earthquakes and other natural disasters, (iii) metallurgical and other processing problems, (iv) the occurrence of unusual weather or operating conditions and other force majeure events, (v) lower than expected ore grades or recovery rates, (vi) accidents, (vii) delays in the receipt of or failure to receive necessary government permits, (viii) the results of litigation, including appeals of agency decisions, (ix) uncertainty of exploration and development, (x) delays in transportation, (xi) labor disputes, (xii) inability to obtain satisfactory insurance coverage, (xiii) unavailability of materials and equipment, (xiv) the failure of equipment or processes to operate in accordance with specifications or expectations, (xv) unanticipated difficulties consolidating acquired operations and obtaining expected synergies and (xvi) the results of financing efforts and financial market conditions. In addition, the Company’s business depends on its ability to attract and retain skilled and experienced employees. Phelps Dodge faces significant competition from other mining companies for key executives and other employees with applicable technical skills and experience in the mining industry.
Our Operations Outside the United States Are Subject to the Risks of Doing Business in Foreign Countries
     In 2006, our international operations provided approximately 39 percent of the Company’s consolidated sales (including sales through PDMC’s U.S. based sales company) and our international operations (including international exploration) contributed approximately 54 percent of the Company’s consolidated operating income. Due to the current development project in the Democratic Republic of Congo and expansion projects at Cerro Verde and El Abra, the Company expects international operations to increase as a percentage of sales and operating income in future years. We fully consolidate the results of certain of our domestic and international mining operations in which we own less than a 100 percent interest (and report the minority interest). During 2006, our minority partners in our South American Mines were entitled to approximately 212,400 tons, or 38 percent, of our international copper production.
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
Failure to Complete the Merger with Freeport-McMoRan May Negatively Impact Our Stock Price and Financial Results
     On November 18, 2006, Phelps Dodge and Freeport-McMoRan Copper & Gold Inc. (Freeport) entered into a definitive merger agreement under which Freeport will acquire Phelps Dodge. The proposed merger is subject to closing conditions, including shareholder approval, regulatory approvals and other customary closing conditions. There is no assurance that the merger will be approved by our shareholders and Freeport’s shareholders, and there is no assurance that the other conditions to complete the merger will be satisfied. If the merger is not completed, we may be required to pay Freeport a termination fee of up to $750 million. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock.
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

however, wells may be adjudicated to the extent that they are found to produce or impact appropriable surface water. The two adjudication cases that could potentially impact Phelps Dodge’s surface water rights and claims (including some wells) are entitled In Re The General Adjudication of All Rights to Use Water in the Little Colorado Water System and Source, Arizona Superior Court, Apache County, Cause No. 6417, filed on or about February 17, 1978, and In Re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Arizona Superior Court, Maricopa County, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), W-4 (San Pedro), (filed 1974; consolidated 1981). The major parties in addition to Phelps Dodge in the Gila River adjudication are: the Gila Valley Irrigation District, the San Carlos Irrigation and Drainage District, the state of Arizona, the Salt River Project, the San Carlos Apache Tribe, the Gila River Indian Community, and the United States on behalf of those Tribes, on its own behalf, and on the behalf of the White Mountain Apache Tribe, Ft. McDowell Mohave-Apache Indian Community, Salt River Pima-Maricopa Indian Community and the Payson Community of Yavapai Apache Indians. The major parties in addition to Phelps Dodge in the Little Colorado adjudication are: the state of Arizona, the Salt River Project, Arizona Public Service Company, the Navajo Nation, the Hopi Indian Tribe, the San Juan Southern Paiute Tribe and the United States on behalf of those Indian Tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe.
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
     B. Operations
          Morenci – The Morenci operation is located in eastern Arizona. Morenci water is supplied by a combination of sources, including decreed surface water rights in the San Francisco River, Chase Creek and Eagle Creek drainages, groundwater from the Upper Eagle Creek wellfield, and the Central Arizona Project (CAP) water leased from the San Carlos Apache Tribe and delivered to Morenci via exchange through the Black River Pump Station. Phelps Dodge has filed Statements of Claimants in the adjudication for each of its water sources for Morenci except the CAP water.
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
              The 1997 legislation required that the Company and the Tribe enter a lease for the delivery of CAP water through the Black River Pump Station to Morenci on or before December 31, 1998. In the event a lease was not signed, the legislation expressly provided that the legislation would become the lease. On January 24, 2002, a lease between the Tribe, Phelps Dodge and the United States was executed (effective as of January 1, 1999) in accordance with that legislation. On the same date, and in accordance with the legislation, an Exchange Agreement between the Tribe, the United States and the Salt River Project Water User’s Association was executed and subsequently approved by Phelps Dodge. Since that date, CAP water has been delivered to Morenci. Phelps Dodge has not reached a settlement with the Tribe on general water issues and Phelps Dodge water claims within the Gila River adjudication are still subject to litigation with the Tribe and other parties.
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
III. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving

Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), comprising Phelps Dodge Miami, Inc. (a wholly owned subsidiary of the Company) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).
             Phelps Dodge Miami, Inc. and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other members of the PCG settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has been postponed due to a discovery dispute and related orders and appeals, and has not yet been rescheduled.
             Approximately $102 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2006. While significant recoveries may be achieved in the contribution litigation, the Company cannot reasonably estimate the amount and, therefore, has not taken potential recoveries into consideration in the recorded reserve.
IV. Litigation remains pending regarding closure permits issued by the New Mexico Environmental Department for the Phelps Dodge Tyrone, Inc. (Tyrone) and Chino Mines Company (Chino) operations. Tyrone appealed a decision by the New Mexico Water Quality Control Commission (WQCC) upholding certain conditions imposed by the New Mexico Environment Department in Tyrone’s Supplemental Discharge Permit for Closure, DP-1341. Phelps Dodge Tyrone, Inc. v. New Mexico Water Quality Control Commission, No. 25027. In this case, Tyrone objected to permit conditions requiring Tyrone to perform approximately $75 million of additional closure work. On June 15, 2006, the New Mexico Court of Appeals issued its decision overturning two permit conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari and the case has been remanded by the Court of Appeals to WQCC for further proceedings. Chino’s Supplemental Discharge Permit for Closure, DP-1340, was appealed by a third party, whose appeal was dismissed by WQCC on procedural grounds. WQCC’s decision dismissing the appeal was overturned by the New Mexico Court of Appeals. Gila Resources Information Project v. New Mexico Water Quality Control Commission, No. 24,478. The permit decision has been remanded to WQCC for further proceedings. WQCC has postponed the hearing on the Chino closure permit pending a report by the parties on settlement discussions, which are ongoing.
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
VI. The Company and Columbian Chemicals Company, together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint filed in these actions does not name the Company as a defendant. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorney’s fees. The court certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999 through January 18, 2005. The defendants’ motion for summary judgment has been fully briefed and argued and is awaiting decision.
     A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and was consolidated with the class action for pretrial purposes. No separate proceedings have occurred in this action, which is not subject to the summary judgment motion in the class action.
     Actions are pending in state courts in California, Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, have been dismissed. Columbian also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.
     The Company retained responsibility for the claims against Columbian pursuant to the agreement for the sale of Columbian.

Columbian has committed to provide appropriate assistance to defend these matters. The Company believes the claims are without merit and intends to defend the lawsuits vigorously.
VII. On March 1, 2006, the Indiana Department of Environmental Management (IDEM) served Rea Magnet Wire Company, Inc. (Rea) with a Notice of Violation (NOV) letter for the former Phelps Dodge Magnet Wire Company (PDMW), Fort Wayne facility, alleging violation of certain temperature, recordkeeping and labeling requirements. This facility was sold to Rea on February 10, 2006, and the alleged events occurred prior to the sale to Rea. IDEM subsequently amended the NOV to add Phelps Dodge Industries (PDI) d/b/a PDMW as an additional respondent. The terms of the sale to Rea include certain indemnity provisions. The Company, on both its behalf and for PDI, and Rea, disagreed concerning liability for this matter and each made a claim for indemnity. On November 30, 2006, PDI and IDEM entered an Agreed Order that resolved the NOV and required PDI to pay a $216,000 fine. On February 9, 2007, the Company and Rea settled their disagreement concerning liability for this matter.
VIII. In September and October 2006, ADEQ sent NOVs to the Phelps Dodge Sierrita operations in southeastern Arizona. The two NOVs alleged certain visibility and permit violations associated with dust emissions from Sierrita’s tailing facility during high-wind events. No action has been filed at this time and Sierrita has responded to the NOVs by acknowledging that dust likely did exceed a certain visibility standard, but denying the other allegations. Sierrita has implemented response actions that ADEQ has accepted, and has entered into discussions with ADEQ to seek to resolve the NOVs.
IX. In September 2006, EPA notified Phelps Dodge Sierrita, Inc. (PDSI) of the possible assessment of stipulated penalties arising from deviations from certain provisions of a Consent Decree dated June 21, 2004, by and among PDSI, the United States and ADEQ, entitled United States and the State of Arizona v. Phelps Dodge Sierrita, Inc. No. CIV 04-312 TUC FRZ. PDSI is preparing to enter into negotiations with EPA and ADEQ concerning the potential assessment of the stipulated penalties.
X. In accordance with the terms of the Combination Agreement between Phelps Dodge Corporation and Inco Ltd. (Inco) dated June 25, 2006, Inco was liable to pay a break-up fee of $475 million to Phelps Dodge. The break-up fee was paid to Phelps Dodge in two payments. The first payment of $125 million was made on September 5, 2006. The second payment of $350 million was made on October 25, 2006. From the second payment, Inco withheld approximately $119 million representing 25 percent of the total break-up fee of $475 million. The $119 million withheld was remitted to the Canadian revenue authority on November 15, 2006. Inco’s incorrect withholding was based on proposed amendments to the Canadian income tax law that have not been enacted. It is unknown if and when the proposed amendments will be enacted, and if enacted whether they will be retroactive or if they will have application to the break-up fee. On November 23, 2006, Phelps Dodge filed refund claims with the Canadian Minister of Revenue requesting restitution of the $119 million withheld. In January 2007, having not received the requested refunds, Phelps Dodge filed an action in Canadian Federal Court to recover the $119 million withheld along with interest accrued thereon.
XI. The Company and its directors have been named as defendants in three actions brought on behalf of a purported class of all shareholders of the Company, one filed in the Supreme Court of the state of New York, county of New York (Phillips v. Phelps Dodge Corporation, et al., No. 06604255, filed December 12, 2006) and two in the Superior Court of the state of Arizona, county of Maricopa, (Nathanson v. Phelps Dodge Corporation, et al., No. CV2006-017963, filed November 22, 2006, and Knisley v. Phelps Dodge Corp. et al., No. CV2006-053422, filed December 14, 2006), alleging that the directors breached their fiduciary duties when they approved the proposed merger of the Company with Freeport-McMoRan Copper & Gold Inc. (Freeport). The complaints in these actions seek various forms of injunctive relief, including prohibition of the consummation of the merger with Freeport, imposition of a constructive trust on any benefits improperly received by the defendants, an accounting for any damages sustained by the purported class members, and costs and disbursements, including plaintiffs’ attorney fees. The time for defendants to move or answer has been extended and has not yet expired in each case. The Company believes the claims are without merit and intends to defend the lawsuits vigorously.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted during the fourth quarter of 2006 to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of Phelps Dodge Corporation
     The executive officers of Phelps Dodge Corporation are elected to serve at the pleasure of its board of directors. As of February 26, 2007, the executive officers of Phelps Dodge Corporation were as follows:

			Officer of the
	Age at		Corporation
Name	2/26/07	Position	Since
J. Steven Whisler	52	Chairman of the Board	1987
		and Chief Executive Officer

Timothy R. Snider	56	President and Chief Operating	1997
		Officer

Ramiro G. Peru	51	Executive Vice President	1995
		and Chief Financial Officer

David C. Naccarati	54	President, Phelps Dodge
		Mining Company

S. David Colton	51	Senior Vice President and	1998
		General Counsel

Nancy Mailhot	43	Senior Vice President-	2004
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
     Mr. Naccarati was appointed to the Company’s Senior Management Team and elected President, Phelps Dodge Mining Company, in October 2004. He was elected Vice President, North American Mining, Phelps Dodge Mining Company, in October 2003. Prior to that time, Mr. Naccarati was President, Phelps Dodge Morenci, Inc., a position he held since 2001. Prior to that time, he was President, PD Candelaria, Inc., a position he held since 1999. Prior to that, he was President, Phelps Dodge Tyrone, Inc., a position he held since 1997.
     Mr. Colton was elected Senior Vice President in November 1999. He was elected Vice President and General Counsel in April 1998. Prior to that time, Mr. Colton was Vice President and Counsel for Phelps Dodge Exploration, a position he held since 1995.
     Ms. Mailhot was elected Senior Vice President-Human Resources in December 2006. Prior to that Ms. Mailhot was Vice President — Human Resources, a position she held since October 2005, and Vice President-Global Supply Chain Management since October 2004. Ms. Mailhot joined the Company in March 2001 as Vice President-Global Supply Chain Management for Phelps Dodge Mining Company. Prior to joining the Company, Ms. Mailhot served in various positions with Owens Corning.
     Mr. Arthur R. Miele, formerly Senior Vice President-Marketing, retired as of December 31, 2006. Mr. Miele served the Company in various roles for approximately 40 years, and the Company thanks him for his dedicated service.

PHELPS DODGE CORPORATION
2006 Annual Report on Form 10-K
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
     The information called for in paragraphs (a) and (b) of Item 5 appears on pages 100 and 101 and page 130 of this report.
(c) Issuer Purchases of Equity Securities
     The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended December 31, 2006:

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	(a) Total Number	(b) Average Price	Purchased as Part of	of Shares (or Units) That May
	of Shares (or Units)	Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
October 1-31, 2006	16	$92.50	—	—
November 1-30, 2006	1,485	115.43	—	—
December 1-31, 2006	240	120.52	—	—

Total	1,741	115.92	—	—

*	This category includes shares repurchased under the Company’s applicable stock option and restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, the Company repurchases shares to satisfy tax obligations on restricted stock awards, and in the SSP, the Company repurchases shares as a result of changes in investment elections by plan participants.

Item 6. Selected Financial Data
     The following financial and operating data should be read in conjunction with the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto appearing in this Annual Report.
($ in millions except per share and per pound amounts)

	Year Ended December 31,*
	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002 (e)

Statement of Operations Data
Sales and other operating revenues	$11,910.4	8,287.1	6,415.2	3,498.5	3,173.2
Operating income (loss)	4,226.9	1,764.9	1,474.9	142.8	(257.4)
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting changes	3,035.9	1,583.9	1,023.6	(21.1)	(356.5)
Income (loss) from discontinued operations, net of taxes**	(18.1)	(17.4)	22.7	39.2	41.3
Income (loss) before extraordinary item and cumulative effect of accounting changes	3,017.8	1,566.5	1,046.3	18.1	(315.2)
Net income (loss)	3,017.8	1,556.4	1,046.3	94.8	(338.1)
Basic earnings (loss) per common share from continuing operations***	15.00	8.06	5.41	(0.19)	(2.17)
Diluted earnings (loss) per common share from continuing operations***	14.92	7.82	5.18	(0.19)	(2.17)
Basic earnings (loss) per common share from discontinued operations, extraordinary item and cumulative effect of accounting changes***	(0.09)	(0.14)	0.12	0.65	0.11
Diluted earnings (loss) per common share from discontinued operations, extraordinary item and cumulative effect of accounting changes***	(0.09)	(0.13)	0.11	0.65	0.11
Basic earnings (loss) per common share***	14.91	7.92	5.53	0.46	(2.06)
Diluted earnings (loss) per common share***	14.83	7.69	5.29	0.46	(2.06)

Balance Sheet Data (at period end)
Current assets	$7,600.9	4,070.7	2,661.7	1,790.0	1,428.2
Total assets	14,632.3	10,358.0	8,594.1	7,272.9	7,029.0
Total debt	891.9	694.5	1,096.9	1,959.0	2,110.6
Long-term debt	770.1	677.7	972.2	1,703.9	1,948.4
Shareholders’ equity	7,690.4	5,601.6	4,343.1	3,063.8	2,813.6
Cash dividends declared per common share***	4.7875	3.1250	0.2500	—	—

Other Data
Net cash provided by operating activities	$5,079.2	1,769.7	1,700.1	461.6	359.1
Capital expenditures and investments	1,187.8	698.2	317.3	102.4	133.2
Net cash used in investing activities	(844.2)	(368.0)	(291.0)	(87.7)	(140.3)
Net cash used in financing activities	(1,213.2)	(685.8)	(947.2)	(48.8)	(244.8)

Division Results
Phelps Dodge Mining Company operating income (loss)	$4,365.7	1,929.9	1,606.7	265.2	(65.0)
Phelps Dodge Industries operating income (loss)	57.6	14.6	18.8	13.7	(17.5)
Corporate and Other operating loss	(196.4)	(179.6)	(150.6)	(136.1)	(174.9)

	$4,226.9	1,764.9	1,474.9	142.8	(257.4)

Copper
Copper production — thousand short tons (h)	1,218.7	1,228.0	1,260.6	1,042.5	1,012.1
Copper sales from own mines — thousand short tons (h)	1,214.5	1,238.4	1,268.9	1,052.6	1,034.5
COMEX copper price (per pound) (f)	$3.09	1.68	1.29	0.81	0.72
LME copper price (per pound) (g)	$3.05	1.67	1.30	0.81	0.71

Commercially recoverable copper (million tons) (i)
Ore reserves	19.5	17.7	23.2	19.5	19.6
Stockpiles and in-process inventories	1.5	1.5	1.6	1.6	1.4

	21.0	19.2	24.8	21.1	21.0

*	2006, 2005 and 2004 reflected full consolidation of El Abra and Candelaria; 2003 and 2002 reflected El Abra and Candelaria on a pro rata basis (51 percent and 80 percent, respectively). As a result of the Company’s agreement to sell Columbian Chemicals Company (Columbian), the operating results for Columbian have been reported separately from continuing operations and shown as discontinued operations for all periods presented.

**	Refer to Note 2, Divestitures, to our Consolidated Financial Statements contained herein for further discussion.

***	Basic and diluted earnings per common share and cash dividends declared per common share reflect the March 10, 2006, two-for-one stock split, which was approved by the board of directors on February 1, 2006. Refer to Note 16, Shareholders’ Equity, for further discussion.

     All references to per share earnings or loss are based on diluted earnings (loss) per share.
(a)	Reported amounts included after-tax, net special gains of $330.7 million, or $1.62 per common share, for Inco termination fee; $127.5 million, or 63 cents per common share, for the reversal of U.S. deferred tax asset valuation allowance; $2.0 million, or 1 cent per common share, for legal matters; $0.4 million for sale of non-core real estate; and $0.2 million for the reversal of Minera PD Peru deferred tax asset valuation allowance; partially offset by net special charges of $54.5 million, or 27 cents per common share, for environmental provisions; $30.9 million, or 15 cents per common share, for charges associated with discontinued operations in connection with the sale of Columbian; $9.6 million, or 5 cents per common share, for asset impairment charges; $7.6 million (net of minority interest), or 4 cents per common share, for tax on unremitted foreign earnings; $5.1 million, or 3 cents per common share, for charges and loss on disposal in connection with the sale of North American magnet wire assets; $4.7 million, or 2 cents per common share, for charges and loss on the disposal in connection with the sale of HPC; $3.0 million, or 1 cent per common share, for a lease termination settlement; and $1.2 million associated with dissolution of an international wire and cable entity.

(b)	Reported amounts included after-tax, net special charges of $331.8 million, or $1.64 per common share, for asset impairment charges; tax expense of $88.1 million, or 44 cents per common share, for foreign dividend taxes; $86.4 million, or 42 cents per common share, for environmental provisions; $42.6 million, or 21 cents per common share, for charges associated with discontinued operations in connection with the pending sale of Columbian; $41.3 million, or 20 cents per common share, for early debt extinguishment costs; $34.5 million (net of minority interest), or 17 cents per common share, for tax on unremitted foreign earnings; $23.6 million, or 12 cents per common share, for a tax charge associated with minimum pension liability reversal; $10.1 million, or 5 cents per common share, for cumulative effect of accounting change; $5.9 million, or 3 cents per common share, for transaction and employee-related costs associated with the sale of North American magnet wire assets; partially offset by special gains of $388.0 million, or $1.92 per common share, for sale of a cost-basis investment; $181.7 million, or 89 cents per common share, for change of interest gains at Cerro Verde and Ojos del Salado; $15.6 million, or 8 cents per common share, for legal matters; $11.9 million, or 6 cents per common share, for the reversal of PD Brazil deferred tax asset valuation allowance; $8.5 million, or 4 cents per common share, for the sale of non-core real estate; $4.0 million, or 2 cents per common share, for the reversal of U.S. deferred tax asset valuation allowance; $0.4 million for environmental insurance recoveries; and $0.1 million for Magnet Wire restructuring activities. The after-tax, net special charges of $42.6 million associated with discontinued operations consisted of $67.0 million (net of minority interests), or 33 cents per common share, for a goodwill impairment charge; taxes of $7.6 million, or 4 cents per common share, associated with the sale and dividends paid in 2005; and $5.0 million, or 2 cents per common share, for a loss on disposal of Columbian associated with transaction and employee-related costs; partially offset by a deferred income tax benefit of $37.0 million, or 18 cents per common share.

(c)	Reported amounts included after-tax, net special charges of $44.7 million, or 23 cents per common share, for environmental provisions; $30.9 million (net of minority interests), or 15 cents per common share, for early debt extinguishment costs; $9.9 million, or 5 cents per common share, for the write-down of two cost-basis investments; $9.6 million, or 5 cents per common share, for taxes on anticipated foreign dividends; $9.0 million, or 5 cents per common share, for a deferred tax asset valuation allowance at our Brazilian wire and cable operation; $7.6 million, or 4 cents per common share, for Magnet Wire restructuring activities; $5.9 million, or 3 cents per common share, for asset impairments (included $4.5 million, or 2 cents per common share, for discontinued operations); and $0.7 million for interest on a Texas franchise tax matter; partially offset by special gains of $30.0 million, or 15 cents per common share, for the reversal of a U.S. deferred tax asset valuation allowance; $15.7 million (net of minority interest), or 8 cents per common share, for the reversal of an El Abra deferred tax asset valuation allowance; $10.1 million, or 5 cents per common share, for the gain on the sale of uranium royalty rights; $7.4 million, or 4 cents per common share, for environmental insurance recoveries; and $4.7 million, or 3 cents per common share, for the settlement of historical legal matters.

(d)	Reported amounts included after-tax, net special gains of $2.4 million, or 1 cent per common share, for the termination of a foreign postretirement benefit plan associated with discontinued operations; $0.5 million for environmental insurance recoveries; $0.2 million for the reassessment of prior restructuring programs; $6.4 million, or 4 cents per common share, on the sale of a cost-basis investment; $8.4 million, or 5 cents per common share, for cumulative effect of an accounting change; $1.0 million, or 1 cent per common share, for the tax benefit relating to additional 2001 net operating loss carryback; and an extraordinary gain of $68.3 million, or 38 cents per common share, on the acquisition of our partner’s one-third interest in Chino Mines Company; partially offset by charges of $27.0 million, or 16 cents per common share, for environmental provisions (included a gain of $0.5 million for discontinued operations); $8.0 million, or 4 cents per common share, for a probable Texas franchise tax matter; $2.9 million, or 2 cents per common share, for the settlement of historical legal matters; and $2.6 million, or 1 cent per common share, for asset and goodwill impairments.

(e)	Reported amounts included after-tax, net special charges of $153.5 million, or 91 cents per common share, for Phelps Dodge Mining Company asset impairment charges and closure provisions; $53.0 million, or 31 cents per common share, for historical lawsuit settlements; $45.0 million, or 27 cents per common share, for a historical arbitration award; $26.6 million, or 16 cents per common share, for early debt extinguishment costs; $23.0 million, or 14 cents per common share, for Phelps Dodge Industries restructuring activities; $22.9 million, or 13 cents per common share, for cumulative effect of an accounting change; $14.0 million, or 8 cents per common share, for environmental provisions (included a gain of $0.6 million for discontinued operations); $1.2 million, or 1 cent per common share, for the write-off of two cost-basis investments; $1.0 million, or 1 cent per common share, for the settlement of legal matters; and $0.5 million for the reassessment and additional retirement benefits in connection with prior restructuring programs; partially offset by special gains of $29.1 million, or 17 cents per common share, for environmental insurance recoveries; $22.6 million, or 13 cents per common share, for the gain on the sale of a non-core parcel of real estate; $13.0 million, or 8 cents per common share, for the release of deferred taxes previously provided with regard to Plateau Mining Corporation; and $66.6 million, or 40 cents per common share, for the tax benefit relating to the net operating loss carryback prior to 2002 resulting from a change in U.S. tax legislation; and $0.5 million associated with discontinued operations for the reassessment of a prior restructuring program.

(f)	New York Commodity Exchange annual average spot price per pound — cathodes.

(g)	London Metal Exchange annual average spot price per pound — cathodes.

(h)	2006, 2005 and 2004 reflected production and sales on a consolidated basis; 2003 and 2002 reflected that information on a pro rata basis.

(i)	Commercially recoverable copper is reflected on a pro rata basis. The increase in ore reserves at December 31, 2006, was primarily due to the addition of Tenke Fungurume ore reserves and sulfide leach ore reserves at El Abra. The decrease in ore reserves at December 31, 2005, was primarily due to the reduction of the Company’s interest in Cerro Verde to 53.56 percent from 82.5 percent, new pit designs at Bagdad, Cerro Verde, Chino, Cobre, Tyrone and Candelaria, as well as 2005 production.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information called for in Item 7 appears on pages 49 through 102 of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information called for in Item 7A appears on pages 36 through 39, 49 through 51 and 87 through 92 of this report.
Item 8. Financial Statements and Supplementary Data
     The information called for in Item 8 appears on pages 105 through 153 of this report.
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
     Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
     The reports required to be furnished pursuant to this item appear on pages 103 and 104, respectively.
     Changes in Internal Control over Financial Reporting
     The Company’s management, including the Company’s chief executive officer and chief financial officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006.
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
     Factors that could cause actual results to differ materially include, among other risks: risks and uncertainties relating to general U.S. and international economic and political conditions; the cyclical and volatile price of copper, molybdenum and other commodities; volatility in our financial performance caused by our copper price protection programs; volatility in energy prices, including the price of electricity, diesel fuel and natural gas; pressure on our copper and molybdenum production costs; the cost of environmental and regulatory compliance; the cost of mine closure regulations, including the ability to obtain financial assurance for reclamation obligations; uncertainty relating to levels of ore reserves and mill and leach stockpiles; the ability to replenish our copper and molybdenum ore reserves; political and economic risks associated with foreign operations; and operational risks, including: unanticipated ground and water conditions and adverse claims to water rights; geological problems; metallurgical and other processing problems; the occurrence of unusual weather or operating conditions and other force majeure events; lower than expected ore grades and recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of appeals of agency decisions or other litigation; uncertainty of exploration and development; delays in transportation; labor disputes; inability to obtain satisfactory insurance coverage; unavailability of materials and equipment; the failure of equipment or processes to operate in accordance with specifications or expectations; unanticipated difficulties consolidating acquired operations and obtaining expected synergies; the results of financing efforts and financial market conditions; and the failure to complete the proposed merger with Freeport-McMoRan Copper & Gold Inc. (Freeport).
     These and other risk factors are discussed in more detail under Risk Factors on pages 36 through 39 and elsewhere herein. Many such factors are beyond our ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview of Phelps Dodge Corporation’s Businesses and Management’s Assessment of Key Factors and Indicators that Could Impact Our Business, Operating Results and Cash Flows
     Phelps Dodge is one of the world’s leading producers of copper and molybdenum, and is the world’s largest producer of molybdenum-based chemicals and continuous-cast copper rod. PDMC is our international business division comprising vertically integrated copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales, and worldwide mineral exploration, technology and project development programs. Our copper mines include Morenci, Bagdad, Sierrita, Miami, Chino, Cobre, Tyrone and Tohono in the United States and Candelaria, Cerro Verde, El Abra and Ojos del Salado in South America. We are also developing a copper mine in Safford, Arizona, and a copper/cobalt mine in the Katanga province in the Democratic Republic of Congo (DRC). The Primary Molybdenum segment includes our Henderson and Climax molybdenum mines in the United States.
     PDI, our international manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries, manufacture energy cables for international markets.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals Company (Columbian Chemicals or Columbian). The transaction was completed on March 16, 2006. As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. (Refer to Note 2, Divestitures, for further discussion.)
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment, to Rea Magnet Wire Company, Inc. (Rea). The transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment, to International Wire Group, Inc. (IWG). The transaction was completed on March 31, 2006. Neither transaction met the criteria for classification as discontinued operations as the Company is continuing to supply Rea with copper rod and IWG with copper rod and certain copper alloys. (Refer to Note 2, Divestitures, for further discussion of these transactions.)
     From an overall Phelps Dodge perspective, the most significant risks associated with our businesses, or factors that could impact our businesses, operating results and cash flows, have been described under Risk Factors on pages 36 through 39, which we hereby incorporate into this Management’s Discussion and Analysis of Financial Condition and Results of Operations by reference. Below, we describe how certain risks, including the volatility of copper and molybdenum prices, increased energy costs, our cost structure, environmental and regulatory compliance, and mine closure regulations, affected our operations and financial results during 2006 and impact our short-term outlook. Additionally, our ability to replenish our copper and molybdenum ore reserves, which are depleted as we mine, is important to our long-term viability.
Markets. Copper, an internationally traded commodity, is used in residential and commercial construction, electrical and electronics equipment, transportation, industrial machinery and consumer durable goods. The copper market is volatile and cyclical. During the past 15 years, the New York Commodity Exchange (COMEX) prices have ranged from a high of $4.076 per pound to a low of 60.4 cents per pound. Any material change in the price we receive for copper has a significant effect on our results.
     After a protracted downturn in demand and correspondingly lower prices that began in the early part of 2000, the market dynamics for copper began improving at the end of 2003 and have continued through 2006.
     In 2003, China overtook the United States as the largest consumer of refined copper in the world and retained this position during 2006. We estimate global refined copper production grew approximately 5 percent during 2006, and, as was the case in 2005, output was constrained by numerous production disruptions at mines and smelters around the world, including strikes, equipment failures and various other disruptions. During 2006, we estimate copper consumption increased approximately 4 percent. As a result, for year-end 2006 the copper market was generally in balance. While exchange inventories increased approximately 86,000 metric tons, off-exchange stocks, particularly in China, are believed to have decreased. Accordingly, overall copper inventories continued to remain tight throughout 2006.
     Favorable market fundamentals, combined with large, speculative positions, resulted in COMEX prices averaging $3.089 per pound in 2006, $1.407 above the average for 2005. While we expect the market to return to a modest surplus in 2007, continued worldwide consumption growth and low inventory levels are expected to continue to support copper prices in 2007.
     Molybdenum is characterized by volatile and cyclical prices, even more so than copper. During the past 15 years, Metals Week Dealer Oxide prices have ranged from a high of $40.00 per pound to a low of $1.82 per pound. In 2006, the Metals Week Dealer Oxide mean price decreased 22 percent from the 2005 mean price of $31.73 per pound to $24.75 per pound. Although price levels were lower than those experienced in 2005, 2006 molybdenum prices remained at historically high levels.
     During 2006, global molybdenum production was about the same as in 2005, with increases in primary mine production offset by decreases in by-product mine production. Supplemented by inventory produced in 2005, we estimate consumption increased approximately 5 to 6 percent in 2006 due to growth in the metallurgical segment (i.e., steel industry) and in chemical applications. Although difficult to estimate, we believe production and consumption increased in China during 2006. In 2007, supply is expected to increase as several by-product mines reach full molybdenum production capacity and China’s production continues to increase. The stainless steel, specialty steel and specialty chemical sectors are expected to continue to grow, led by capital spending increases and increasing demand in China.
     Wire and cable products serve a variety of markets, including energy, construction, consumer and industrial products, transportation and natural resources. Products include low-, medium- and high-voltage copper cables, housing wire, aluminum power cables and control and instrumentation cables. These products advance technology and support infrastructure development in growing regions of the world.
     During 2006, our Wire and Cable segment experienced an increase in sales and profitability resulting from higher metal prices and increased demand in international markets. For 2007, Wire and Cable expects increased sales volumes, with moderate increases in profitability as Asian, African and Latin American economies continue to grow.
Energy Costs. Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs at our operations. In 2006, energy consumed in our mines and smelter was 20.2 cents per pound of copper production cost, compared with 19.5 cents in 2005 and 14.6 cents in 2004.
     To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts put in place at various points in the price cycle, as well as self-generation and diesel fuel and natural gas hedging. Additionally, we enter into price protection programs for our diesel fuel and natural gas purchases to protect against significant short-term upward movements in energy prices while maintaining the flexibility to participate in any favorable price movements. However, as mentioned above, increasing energy costs have affected our profitability over the last three years. In 2007, we may continue to experience higher energy costs if prices remain at the levels experienced in 2006.
     We continue to explore alternatives to moderate or offset the impact of increasing energy costs. In late 2004, we purchased a one-third interest in the partially constructed Luna Energy Facility (Luna) located near Deming, New Mexico. In April 2006, Luna became operational. Approximately 190 megawatts, or one-third of the plant’s electricity, is available to satisfy the electricity demands of PDMC’s New Mexico and Arizona operations. Electricity in excess of PDMC’s demand is sold on the wholesale market. Our interest in this efficient, low-cost plant is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
Cost Structure. We continue to experience increases in our worldwide copper production costs. One factor affecting our increase in average cost of copper production is our decision, in response to strong demand for copper, to return to production certain higher-cost properties. Our costs are also affected by the prices of commodities and equipment we consume or use in our operations. In addition, our cost structure for copper production is generally higher than that of some major producers, whose principal mines are located outside the

United States. This is due to lower ore grades, higher labor costs (including pension and health-care costs) and, in some cases, stricter regulatory requirements. Our competitive cost position receives much attention from senior management and we continue to drive cost improvements through common site processes and sharing best practices, as well as developing improvements in technologies.
Environmental and Mine Closure Regulatory Compliance. Our global operations are subject to various stringent federal, state and local laws and regulations related to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault and may also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The amended federal Bureau of Land Management (BLM) regulations governing mined-land reclamation for mining on federal lands will likely increase our regulatory obligations and compliance costs over time with respect to mine closure reclamation. We are also subject to state and international laws and regulations that establish requirements for mined-land reclamation and financial assurance. During 2006 and 2005, we accelerated certain reclamation and remediation activities on a voluntary basis. In December 2005, the Company established a trust dedicated to funding our global reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust. The Company also has trust assets that are legally restricted to fund a portion of its asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance. At December 31, 2006 and 2005, the fair value of these trust assets was approximately $514 million and $191 million, respectively, with approximately $97 million and $91 million, respectively, legally restricted.
     Ore Reserves. We use several strategies to replenish and grow our copper and molybdenum ore reserves. Our first consideration is to invest in mining and exploration properties near our existing operations. These additions allow us to develop adjacent properties with relatively small, incremental investments in operations. On September 16, 2005, BLM completed a land exchange with the Company for property in Safford, Arizona. On February 1, 2006, the Company’s board of directors conditionally approved development of a new copper mine on the property, and in early July 2006, the Company received an air quality permit from the Air Quality Division of the Arizona Department of Environmental Quality (ADEQ) needed to initiate formal construction. Various resources from our nearby operations and additional local resources will be used to develop the facility. (Refer to page 79 for further discussion of the development of the Safford copper mine.)
     Additionally, as a result of a feasibility study completed at our El Abra mine in 2006, we added 417 million tons of crushed-leach sulfide ore reserves and 298 million tons of run-of-mine (ROM) ore reserves to remaining oxide ore reserves. The existing three-stage crushing system, overland conveyors and solution extraction/electrowinning (SX/EW) facilities at El Abra will be utilized to process the additional ore reserves, thereby minimizing capital spending requirements.
     Technology innovations not only improve productivity, but also may increase our ore reserves. Developing and applying new technologies, such as our success with SX/EW beginning in the early 1980s, creates the ability to process ore types we previously considered uneconomic. During 2005, the Company successfully tested proprietary technology that more cost-effectively processes copper sulfide concentrates, which we are planning to use at our expanded Morenci facility. Other technologies are currently being developed and tested for additional ore types.
     Our exploration strategy focuses on identifying new mining opportunities in Latin America, Europe, Asia, Australia, central Africa and other regions. In several cases, we pursue these opportunities with joint-venture partners. By working with others, we maximize the potential benefits of our exploration expenditures and spread costs and risks among several parties.
     Acquisitions also may contribute to increased ore reserves. If acquisition opportunities present themselves, we consider them, but we pursue them only if they pass our rigorous screenings for adding economic value to the Company. On December 6, 2006, the Phelps Dodge board of directors conditionally approved development of the Tenke Fungurume copper/cobalt mining project, which includes the development of the mine as well as copper and cobalt processing facilities. Phelps Dodge and Tenke Mining Corp., our Canadian partner, will provide 70 percent and 30 percent, respectively, of the funding for this project. (Refer to page 79 for further discussion of the Tenke project.)
Critical Accounting Policies and Estimates
     Phelps Dodge’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental and asset retirement obligations; estimates of recoverable copper and molybdenum in ore reserves and in mill and leach stockpiles; asset impairments (including estimates of future cash flows); pension, postemployment, postretirement and other employee benefit liabilities; bad debt reserves, realization of deferred tax assets and release of valuation allowances; reserves for contingencies and litigation; and fair value of financial instruments. Phelps Dodge bases its estimates on the Company’s historical experience, its expectations of the future and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     Phelps Dodge believes the following significant assumptions and estimates affect its more critical practices and accounting policies used in the preparation of its Consolidated Financial Statements.
Ore Reserves. Phelps Dodge, at least annually, estimates its ore reserves at active properties and properties on care-and-maintenance status. There are a number of uncertainties inherent in estimating quantities of ore reserves, including many factors beyond the control of the Company. Ore reserve estimates are based upon engineering evaluations of assay values derived from samplings of drill holes and other openings. Additionally, declines in the market price of a particular metal may render certain ore reserves containing relatively lower grades of mineralization uneconomic to mine. Further, availability of operating and environmental permits, changes in operating and capital costs, and other factors could materially and adversely affect our ore reserve estimates. Phelps Dodge uses its ore reserve estimates in determining the unit basis for units-of-production depreciation and amortization rates, as well as in evaluating mine asset impairments. Changes in ore reserve estimates could significantly affect these items. For example, a 10 percent increase in ore reserves at each mine would decrease total depreciation expense by approximately $24 million in 2007; a 10 percent decrease would increase total depreciation expense by approximately $30 million in 2007.
     Phelps Dodge’s reported ore reserves are economical to mine at the most recent three-year historical average COMEX copper price of $2.020 per pound and the most recent three-year historical average molybdenum price of $24.30 per pound (Metals Week Dealer Oxide mean price).
Asset Impairments. Phelps Dodge evaluates its long-term assets (to be held and used) for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill, investments and long-term receivables, and our identifiable intangible assets are evaluated at least annually for impairment. PDMC’s evaluations are based on business plans developed using a time horizon reflective of the historical, moving average for the full price cycle. We currently use a long-term average COMEX price of $1.05 per pound of copper and an average molybdenum price of $5.00 per pound (Metals Week Dealer Oxide mean price), along with near-term price forecasts reflective of the current price environment, for our impairment tests. PDI’s business plans are based on remaining asset lives of asset groups, and its economic projections are based on market supply and demand forecasts. We use an estimate of future pre-tax, undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is based on observable market prices; in the absence of observable market prices, fair value is generally estimated using the Company’s expectation of after-tax, discounted net cash flows.
     The per pound COMEX copper price during the past 10-year, 15-year and 20-year periods averaged $1.166, $1.135 and $1.122, respectively. The molybdenum per pound Metals Week Dealer Oxide mean price over the same periods averaged $9.73, $7.88 and $6.66, respectively. Should estimates of future copper and molybdenum prices decrease, impairments may result.
Recoverable Copper. Phelps Dodge capitalizes applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. The mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Because the determination of copper contained in mill and leach stockpiles by physical count is impractical, we employ reasonable estimation methods.
     The quantity of material delivered to mill stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill stockpiles. Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are adjusted as material is added or removed and fed to the mill. At December 31, 2006, the estimated amount of recoverable copper contained in mill stockpiles was 0.4 million tons on a consolidated basis (0.3 million tons on a pro rata basis) with a carrying value of $111.2 million. At December 31, 2005, the estimated amount of recoverable copper contained in mill stockpiles was 0.4 million tons on a consolidated basis (0.3 million tons on a pro rata basis) with a carrying value of $54.9 million.
     The quantity of material in leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in material delivered to the leach stockpiles. Expected copper recovery rates are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary significantly depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take many years. At December 31, 2006, the estimated amount of recoverable copper contained in leach stockpiles was 1.3 million tons on a consolidated basis (1.2 million tons on a pro rata basis) with a carrying value of $161.4 million. At December 31, 2005, the estimated amount of recoverable copper contained in leach stockpiles was 1.3 million tons on a consolidated basis (1.2 million tons on a pro rata basis) with a carrying value of $115.0 million.
Deferred Taxes. In preparing our Consolidated Financial Statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.
     With the exception of amounts provided for undistributed earnings of Candelaria, Ojos del Salado and El Abra, deferred income taxes have not been provided on our share (approximately $501 million) of undistributed earnings of foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if remitted as dividends, if foreign earnings were loaned to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these earnings would generate additional foreign tax withholdings and U.S. taxes of approximately $33 million and $5 million, respectively.
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
     At December 31, 2006, our valuation allowances totaled $46.1 million and covered a portion of our U.S. state net operating loss carryforwards and a portion of our Peruvian net operating loss carryforwards. At December 31, 2005, our valuation allowances totaled $363.5 million and covered a portion of our U.S. minimum tax credits, a portion of our stock basis differences, a portion of our U.S. state net operating loss carryforwards, all of our Peruvian net operating loss carryforwards and all of our U.S. capital loss carryforwards.
     During 2006, our valuation allowances decreased by $317.4 million primarily due to increased profits associated with higher copper prices. This decrease comprised valuation allowances attributable to U.S. minimum tax credits ($284.1 million), U.S. capital loss carryforwards ($23.6 million), U.S. state net operating loss carryforwards ($6.5 million) and Peruvian net operating loss carryforwards ($3.2 million). Of the total amount released, $127.7 million is expected to be realized after 2006, including $125.1 million for U.S. minimum tax credits, $2.4 million for U.S. state net operating losses and $0.2 million for foreign net operating losses.
Pension Plans. Phelps Dodge has trusteed, non-contributory pension plans covering substantially all its U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which benefits are calculated for any particular group of employees. During 2006, we amended the Phelps Dodge Retirement Plan (the Retirement Plan) covering non-bargained employees so that employees hired after December 31, 2006, are not eligible to participate in the Retirement Plan. In addition, any employee rehired after December 31, 2006, will not be eligible to accrue any additional benefits under the Retirement Plan. Individuals who are not eligible to participate in the Retirement Plan may be eligible to participate in the Phelps Dodge Service Based Defined Contribution Plan, which was adopted effective January 1, 2007 (refer to page 54 for further discussion of the newly adopted, company-funded defined contribution plan).
     Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. For our U.S. plans, we utilized a nationally recognized, third-party actuary to assist in the determination of the discount rate based on expected future benefit payments for service to date together with the Citibank Pension Discount Curve. This approach generated a discount rate for our U.S. pension plans of approximately 5.59 percent at year-end 2006, 5.63 percent at year-end 2005 and 5.75 percent at year-end 2004. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record. Changes in the discount rate affect several components of pension expense/income, one of which is the amount of the cumulative gain or loss that will be recognized. Because gains or losses are only recognized in earnings when they fall outside of a calculated corridor, the effect of changes in the discount rate on pension expense may not be linear. Each of the first four 25-basis-point increases in our assumed discount rate assumption as of the beginning of 2007 would decrease our pension expense by approximately $5 million per year during the next three years. Each of the first four 25-basis-point decreases in our assumed discount rate assumption as of the beginning of 2007 would increase our pension expense by approximately $4 million per year during the next three years. The change would not affect the minimum required contribution.
     Our pension plans were valued between December 1, 2004, and January 1, 2005, and between December 1, 2005, and January 1, 2006. Obligations were projected and assets were valued as of the end of 2005 and 2006. The majority of plan assets are invested in a diversified portfolio of stocks, bonds, and cash or cash equivalents. A small portion of plan assets is invested in pooled real estate and other private investment funds.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R),” which will require measurement of our plans assets and obligations as of the balance sheet date for fiscal years ending after December 15, 2008. (Refer to New Accounting Pronouncements on pages 98 through 100 for further discussion.)
     The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Retirement Plan and U.S. pension plans for bargained employees, constituted approximately 99 percent of total plan assets as of year-end 2006. These plans accounted for approximately 95 percent of benefit obligations. The investment portfolio for this trust as of year-end 2006 had an asset mix that included 57 percent equities (34 percent U.S. equities, 14 percent international equities and 9 percent emerging market equities), 33 percent fixed income (17 percent U.S. fixed income, 5 percent international fixed income, 5 percent U.S. high yield, 3 percent emerging market fixed income and 3 percent treasury inflation-protected securities), 7 percent real estate and real estate investment trusts, and 3 percent other.
     Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized, third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are reviewed by the Company’s trust investment committee and the finance committee of the board of directors.
     Our expected long-term rate of return on plan assets is evaluated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. For our U.S. plans, we utilize a nationally recognized, third-party financial consultant to assist in the determination of the expected long-term rate of return on plan assets, which is based on expected future performance of our plan asset mix and active plan asset management. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum over the 20 years beginning December 1, 2006, with a standard deviation of 10.6 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.6 percent with a premium for active management of 0.5 percent. Our average rate of return and standard deviation estimates remain unchanged from December 1, 2005.
     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of our plans and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and increase the amount of recorded pension expense (or decrease recorded pension income) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to year-end 2006 will be reflected in results of operations by December 31, 2011. A 25-basis-point increase/decrease in our expected long-term rate of return assumption as of the beginning of 2006 would decrease/increase our pension expense by approximately $3 million per year during the next three years. Due to better-than-expected returns for the past three years, combined with the Company’s cash contributions of $250 million made during 2005 to certain U.S. pension plans, the entire benefit obligation for the Retirement Plan and U.S. pension plans for bargained employees was funded at year-end 2006, with no minimum cash contribution due for these plans in 2007. The Company does not anticipate any further appreciable funding requirements for these plans through 2008. We continue to analyze funding strategies and monitor pension reform under various economic scenarios to effectively manage future contribution requirements.
Postretirement and Other Employee Benefits Other Than Pensions. Phelps Dodge has postretirement medical and life insurance benefit plans covering certain of its U.S. employees and, in some cases, employees of international subsidiaries. During 2005, the Company eliminated postretirement life insurance coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for all active employees who separate from service and retire on or after January 1, 2006. During 2005, the Company also eliminated postretirement medical coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for employees hired or rehired on or after February 1, 2005. Postretirement benefits vary among plans, and many plans require contributions from retirees. We account for these benefits on an accrual basis.
     In December 2005, the Company established and funded two trusts intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts under Section 501(c)(9) of the Internal Revenue Code. One trust is dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees. The trusts help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. The trusts, however, will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. There were no contributions made to these trusts in 2006. At the end of the 2006 second quarter, each VEBA trust commenced making payments in support of the benefit obligations funded by the respective trust.
     Our funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive amounts from the VEBA trusts, our funding policy provides that contributions shall be at least equal to our cash basis obligation.
     During 2006, the Company adopted the Phelps Dodge Service Based Defined Contribution Plan, a company-funded defined contribution plan, for employees hired on or after January 1, 2007. This plan is effective January 1, 2007, and eligible employees vest after three years of service. The Company contribution for each eligible employee is based on each employee’s annual salary and years of service.
     Assumed medical-care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefits. The medical care cost trend rates for major medical and basic-only plans over the next year are assumed to be approximately 10 percent and approximately 8 percent, respectively. The rate to which the cost trend rate is assumed to decline (i.e., the ultimate trend rate) is 5 percent by 2013. A 1 percentage-point increase in the assumed health-care cost trend rate would increase net periodic benefit cost by approximately $2 million and increase our postretirement benefit obligation by approximately $10 million; a 1 percentage-point decrease in the assumed health-care cost trend rate would decrease net periodic benefit cost by approximately $1 million and decrease our postretirement benefit obligation by approximately $9 million.
     The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trust, and the current economic environment, we expect our postretirement medical and life insurance benefit assets will earn an average of 3.7 and 4.5 percent per annum, respectively, over the long term beginning January 1, 2007.
     The Citibank Pension Discount Curve together with projected future cash flow from the postretirement medical and life insurance benefit plans resulted in discount rates for retiree medical and retiree life of 5.67 percent and 5.71 percent, respectively, at year-end 2006. The discount rates for retiree medical and retiree life were 5.37 percent and 5.41 percent, respectively, at year-end 2005 and 5.75 and 6.00 percent, respectively, at year-end 2004. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record. Changes in the discount rate affect several components of periodic benefit expense/income, one of which is the amount of the cumulative gain or loss that will be recognized. Because gains or losses are only recognized when they fall outside of a calculated corridor, the effect of changes in the discount rate on postretirement expense may not be linear. Each of the first four 25-basis-point increases in our assumed discount rate assumption as of the beginning of 2007 would decrease our periodic benefit cost by less than $1 million per year during the next three years. Each of the first four 25-basis-point decreases in our assumed discount rate assumption as of the beginning of 2007 would increase our periodic benefit cost by less than $1 million per year during the next three years.
Environmental Obligations. Phelps Dodge develops natural resources and creates products that contribute to an enhanced standard of living for people throughout the world. Our mining, exploration, production and historical operating activities are subject to various stringent laws and regulations governing the protection of the environment, which, from time to time, require significant expenditures. These environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred before the date of the balance sheet and that the amount can be reasonably estimated. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion of our accounting policy for environmental expenditures.)
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
     At December 31, 2006, environmental reserves totaled $377.9 million for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain facilities. The cost range for reasonably possible outcomes for all reservable remediation sites, where a liability was recognized, was approximately $332 million to $631 million.
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2006, the cost range for reasonably possible outcomes for all such sites was approximately $3 million to $18 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a number of years.
Reclamation/Asset Retirement Obligations. Reclamation is an ongoing activity that occurs throughout the life of a mine. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. With the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47) in the 2005 fourth quarter, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.
     (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion of our accounting policy for asset retirement obligations.)
     Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority. Significant management judgment and estimates are required in estimating the extent and timing of expenditures based on life-of-mine planning. Accordingly, on a quarterly basis, senior management reviews, with the Company’s environmental and reclamation management as well as its financial and legal management, changes in facts and circumstances associated with its AROs. Judgments and estimates are based upon available facts, existing technology and current laws and regulations, and they take into consideration reasonably possible outcomes.
     At December 31, 2006, we estimated our share of the total cost of AROs, including anticipated future disturbances and cumulative payments, at approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. For example, the fair value cost estimate for our Chino Mines Company has increased from an initial estimate (third-party cost basis) of approximately $100 million in early 2001 to approximately $395 million primarily resulting from negotiations with the relevant governing authorities. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
     (Refer to Note 22, Contingencies, for further discussion of our New Mexico closure and reclamation programs.)
     Liabilities for contingencies and litigation are recorded when it is probable that obligations have been incurred and the costs reasonably can be estimated. Gains for contingencies and litigation are recorded when realized.
Consolidated Financial Results
     Interests in our majority-owned subsidiaries are reported using the full-consolidation method. We fully consolidate the results of operations and the assets and liabilities of these subsidiaries and report the minority interests in our Consolidated Financial Statements. All material intercompany balances and transactions are eliminated. Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional-consolidation method. This includes the Morenci mine, located in Arizona, in which we hold an 85 percent undivided interest.
     As discussed in Note 2, Divestitures, on November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals. The transaction was completed on March 16, 2006. As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. Note that the results of discontinued operations are not necessarily indicative of the results of Columbian on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results are based on results from continuing operations.
     All per share amounts for 2005 and 2004 have been adjusted to reflect the March 10, 2006, two-for-one stock split. (Refer to Note 16, Shareholders’ Equity, for further discussion.)
     All references to earnings or losses per common share are based on diluted earnings or losses per common share.
     For comparative purposes, certain amounts for 2005 and 2004 have been reclassified to conform to current-year presentation.
     Consolidated financial results for the years 2006, 2005 and 2004 were as follows:
($ in millions except per share data)

	2006	2005	2004

Sales and other operating revenues	$11,910.4	8,287.1	6,415.2
Operating income	$4,226.9	1,764.9	1,474.9
Minority interests in consolidated subsidiaries	$(792.4)	(190.4)	(201.1)
Income from continuing operations before cumulative effect of accounting change	$3,035.9	1,583.9	1,023.6
Income (loss) from discontinued operations	(18.1)	(17.4)	22.7
Cumulative effect of accounting change	—	(10.1)	—

Net income	$3,017.8	1,556.4	1,046.3

Basic earnings per common share:*
Income from continuing operations before cumulative effect of accounting change	$15.00	8.06	5.41
Income (loss) from discontinued operations	(0.09)	(0.09)	0.12
Cumulative effect of accounting change	—	(0.05)	—

Basic earnings per common share	$14.91	7.92	5.53

Diluted earnings per common share:*
Income from continuing operations before cumulative effect of accounting change	$14.92	7.82	5.18
Income (loss) from discontinued operations	(0.09)	(0.08)	0.11
Cumulative effect of accounting change	—	(0.05)	—

Diluted earnings per common share	$14.83	7.69	5.29

*	Earnings per common share for 2005 and 2004 have been adjusted to reflect the March 10, 2006, two-for-one stock split.
     In 2006, consolidated net income was $3.0 billion, or $14.83 per common share, including an after-tax charge of $766.8 million, or $3.77 per common share, for mark-to-market accounting adjustments on our 2006 and 2007 copper collars and copper put options. Also included in consolidated net income for 2006 were (i) special, net gains from continuing operations of $375.1 million, or $1.84 per common share, after taxes and (ii) a loss from discontinued operations of $18.1 million, or 9 cents per common share, which included special, net charges of $30.9 million, or 15 cents per common share, after taxes.
     In 2005, consolidated net income was $1.6 billion, or $7.69 per common share, including an after-tax charge of $312.0 million, or $1.54 per common share, for mark-to-market accounting adjustments on our 2005, 2006 and 2007 copper collars and copper put options. Also included in consolidated net income for 2005 were (i) special, net charges from continuing operations of $1.4 million, or 1 cent per common share, after taxes, (ii) a loss from discontinued operations of $17.4 million, or 8 cents per common share, which included special, net charges of $42.6 million, or 21 cents per common share, after taxes and (iii) an after-tax charge of $10.1 million, or 5 cents per common share for a cumulative effect of accounting change.
     The $1,462.1 million increase in income from continuing operations in 2006 compared with 2005 primarily was due to the effects of (i) higher average copper prices (approximately $3.4 billion), (ii) lower asset impairment charges ($421.6 million) mostly due to the absence of 2005 second quarter charges recorded at PDMC, (iii) the 2006 net gain recognized from the Inco termination fee ($435.1 million), (iv) higher interest income (approximately $116 million) and (v) higher earnings from primary molybdenum mines (approximately $107 million). These were partially offset by (i) the negative impact of higher net copper pricing adjustments for our copper collars and copper put options (approximately $598 million) and for provisionally priced copper contracts at December 31, 2006 (approximately $83 million), (ii) a higher tax provision ($433.2 million) primarily due to higher earnings, net of the reversal of U.S. deferred tax asset valuation allowances, (iii) the absence of the 2005 gain recognized on the sale of our Southern Peru Copper Corporation (SPCC) investment ($438.4 million), (iv) higher minority interests in consolidated subsidiaries ($602.0 million) mostly resulting from increased earnings at our South American mining operations and the reduction of our ownership interests in Cerro Verde and Ojos del Salado, (v) higher copper production costs (approximately $426 million), (vi) lower by-product molybdenum revenues (approximately $208 million) and (vii) the absence of the 2005 change-in-interest gains ($168.3 million) associated with Cerro Verde and Ojos del Salado stock issuances.
     In 2004, consolidated net income was $1.0 billion, or 5.29 per common share. Also, included in consolidated net income for 2004 was income from discontinued operations of $22.7 million, or 11 cents per common share, which included a special charge of $4.5 million, or 2 cents per common share, after taxes.
     The $550.2 million increase in income from continuing operations in 2005 compared with 2004 primarily was due to the effects of (i) higher average copper prices (approximately $946 million) and other net pricing adjustments (approximately $50 million) mostly for provisionally priced copper contracts at December 31, 2005, (ii) higher by-product molybdenum revenues (approximately $551 million) due to higher prices, (iii) the gain recognized on the sale of our SPCC investment ($438.4 million), (iv) higher earnings from primary molybdenum mines (approximately $222 million) and (v) the change-in-interest gains ($168.3 million) associated with Cerro Verde and Ojos del Salado stock issuances. These were partially offset by (i) higher copper production costs (approximately $525 million), (ii) a higher tax provision ($445.7 million) primarily due to higher earnings, higher foreign dividend taxes and tax on unremitted foreign earnings, (iii) higher asset impairment charges ($430.8 million) mostly recorded at PDMC in the 2005 second quarter, (iv) the negative impact of net copper pricing adjustments for our copper collars and copper put options (approximately $411 million) and (v) higher special, net charges for environmental provisions ($54.4 million) recognized for closed facilities and closed portions of operating facilities.
Special Items, Net of Taxes (Includes Special Items and Provisions, Net, in Operating Income and Other Non-Operating Significant Items Affecting Comparability of Results)
     Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations there is disclosure and discussion of what management believes to be special items. Special items include those operating and non-operating items that management believes should be separately disclosed to assist in the understanding of the financial performance of the Company and the comparability of its results. Such special items and provisions are primarily unpredictable and atypical of the Company’s operations in a given period. In certain instances, certain transactions such as restructuring costs, asset impairment charges, certain asset disposals, certain legal matters, early debt extinguishment costs or certain tax items are reflected as special items or other non-operating significant items as they are not considered representative of the normal course of business. Additionally, environmental provisions and recoveries are included due to their nature and the impact of these amounts on comparison between periods. We believe consistent identification, disclosure and discussion of such items, both favorable and unfavorable, provide additional information to assess the quality of our performance and our earnings or losses. In addition, management measures the performance of its reportable segments excluding special items. This supplemental information is not a substitute for any U.S. GAAP measure and should be evaluated within the context of our U.S. GAAP results. The tax impacts of the special items were determined at the marginal effective tax rate of the appropriate taxing jurisdictions, including provision for a valuation allowance, if warranted. Any supplemental information references to earnings, losses or results excluding special items or before special items is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies.
Note: Supplemental Data
     The following table summarizes consolidated net income, special items, and the resultant net income excluding these special items, net of taxes for the years 2006, 2005 and 2004:
($ in millions)

	2006	2005	2004

Net income	$3,017.8	1,556.4	1,046.3
Special items, net of taxes	344.2	(54.1)	(50.4)

Net income excluding special items (after taxes)	$2,673.6	1,610.5	1,096.7

Note: Supplemental Data
     The following table summarizes the special items for the year ended December 31, 2006 (refer to Note 3, Special Items and Provisions, Net, for further discussion of special items and provisions, net, included in operating income):
($ in millions except per share data)

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax

Special items and provisions, net (included in operating income):

PDMC (see Business Segment disclosure)	$(45.6)	(34.6)	(0.17)

PDI (see Business Segment disclosure)	(15.8)	(16.6)	(0.08)

Corporate and Other —
Environmental provisions, net	(22.2)	(16.9)	(0.08)
Environmental insurance recoveries, net	0.4	0.3	—
Asset impairment charges	(2.8)	(2.1)	(0.01)
Historical legal matters	(4.2)	(3.2)	(0.02)
Lease termination settlement	(3.9)	(3.0)	(0.01)
Sale of non-core real estate	0.5	0.4	—

	(32.2)	(24.5)	(0.12)

Special items and provisions, net (included in operating income)	(93.6)	(75.7)	(0.37)

Other non-operating significant items affecting comparability of results:

Inco termination fee	435.1	330.7	1.62

Provision for taxes on income (A):
Tax on unremitted foreign earnings	—	(9.5)	(0.05)
Reversal of U.S. deferred tax asset valuation allowance	—	127.5	0.63
Reversal of Minera PD Peru deferred tax asset valuation allowance	—	0.2	—

	—	118.2	0.58

Minority interests in consolidated subsidiaries (B):
Tax on unremitted foreign earnings	—	1.9	0.01

Discontinued operations (C):
Loss on disposal	(15.9)	(16.5)	(0.08)
Transaction and employee-related costs	(14.4)	(14.4)	(0.07)

	(30.3)	(30.9)	(0.15)

	$311.2	344.2	1.69

(A)	Provision for taxes on income of $1,010.2 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items as these amounts are typical and representative of the normal course of the Company’s business in a given period.

(B)	Minority interests in consolidated subsidiaries of $792.4 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items as these amounts are typical and representative of the normal course of the Company’s business in a given period.

(C)	Loss from discontinued operations of $18.1 million, as reflected in the Consolidated Statement of Income, included the operating results of Columbian Chemicals of $12.8 million, which has not been separately disclosed as special items. Refer to Note 2, Divestitures, for further discussion of special items recorded in discontinued operations.
     Following is a discussion of other non-operating significant items affecting the comparability of results for the year ended December 31, 2006:
     Inco termination fee. In connection with terminating the Combination Agreement with Inco Ltd. (Inco), Phelps Dodge recognized a pre-tax net gain of $435.1 million ($330.7 million after-tax). The termination fee consisted of gross proceeds of approximately $356 million (approximately $316 million net of expenses) received during 2006. We also recorded an income tax receivable of approximately $119 million for the remaining proceeds associated with Canadian income taxes withheld, which we expect to receive in 2007. (Refer to Inco Termination Fee on page 82 for further discussion.)
     Provision for taxes on income. Tax on unremitted prior years’ foreign earnings of $9.5 million ($7.6 million net of minority interest) was recognized in the 2006 fourth quarter at our 80 percent owned Ojos del Salado underground mine.
     A tax benefit of $127.7 million was recognized for the reversal of U.S. ($127.5 million) and Minera PD Peru ($0.2 million) deferred tax asset valuation allowances that are expected to be realized after 2006. (Refer to Note 8, Income Taxes, for further discussion of the Company’s provision for taxes on income.)

     The following table summarizes the special items for the year ended December 31, 2005 (refer to Note 3, Special Items and Provisions, Net, for further discussion of special items and provisions, net, included in operating income):
($ in millions except per share data)

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax*

Special items and provisions, net (included in operating income):

PDMC (see Business Segment disclosure)	$(447.3)	(342.4)	(1.69)

PDI (see Business Segment disclosure)	(18.6)	(14.2)	(0.07)

Corporate and Other —
Environmental provisions, net	(75.4)	(57.6)	(0.28)
Environmental insurance recoveries, net	2.1	1.6	0.01
Historical legal matters	4.9	4.6	0.02
Sale of non-core real estate	11.2	8.5	0.04

	(57.2)	(42.9)	(0.21)

Special items and provisions, net (included in operating income)	(523.1)	(399.5)	(1.97)

Other non-operating significant items affecting comparability of results:

Early debt extinguishment costs	(54.0)	(41.3)	(0.20)

Gain on sale of cost-basis investment	438.4	388.0	1.92

Change in interest gains:
Cerro Verde stock issuance	159.5	172.9	0.85
Ojos del Salado stock issuance	8.8	8.8	0.04

	168.3	181.7	0.89

Provision for taxes on income (A):
Foreign dividend taxes	—	(88.1)	(0.44)
Tax on unremitted foreign earnings	—	(43.1)	(0.21)
Tax charge associated with minimum pension liability reversal	—	(23.6)	(0.12)
Reversal of U.S. deferred tax asset valuation allowance	—	4.0	0.02
Reversal of PD Brazil deferred tax asset valuation allowance	—	11.9	0.06

	—	(138.9)	(0.69)

Minority interests in consolidated subsidiaries (B):
Tax on unremitted foreign earnings	—	8.6	0.04

Discontinued operations (C):
Transaction and employee-related costs	(5.8)	(5.0)	(0.02)
Goodwill impairment charge	(89.0)	(67.0)	(0.33)
Transaction and dividend taxes	—	(7.6)	(0.04)
Deferred income tax benefit	—	37.0	0.18

	$(94.8)	(42.6)	(0.21)

Cumulative effect of accounting change	(13.5)	(10.1)	(0.05)

	$(78.7)	(54.1)	(0.27)

*	After-tax per common share amounts have been adjusted to reflect the March 10, 2006, two-for-one stock split.

(A)	Provision for taxes on income of $577.0 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items as these amounts are typical and representative of the normal course of the Company’s business in a given period.

(B)	Minority interests in consolidated subsidiaries of $190.4 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items as these amounts are typical and representative of the normal course of the Company’s business in a given period.

(C)	Loss from discontinued operations of $17.4 million, as reflected in the Consolidated Statement of Income, included the operating results of Columbian Chemicals of $25.2 million, which have not been separately disclosed as special items. Refer to Note 2, Divestitures, for further discussion of special items recorded in discontinued operations.
     Following is a discussion of other non-operating significant items affecting the comparability of results for the year ended December 31, 2005:
     Early debt extinguishment costs. In July 2005, the Company completed a tender offer for its 8.75 percent Notes due in 2011, which resulted in the retirement of long-term debt with a book value of approximately $280 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
     Gain on sale of cost-basis investment. On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC, Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net purchase price of $40.635 per share (based on a market purchase price of $42.00 per share less underwriting fees). The transaction resulted in a 2005 pre-tax gain of $438.4 million ($388.0 million after-tax).
     Change in interest gains. In the 2005 second quarter, our Cerro Verde copper mine in Peru completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. In addition, Compañía de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent, and the remaining minority shareholders owned 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s equity interest in Cerro Verde was reduced from 82.5 percent to its current 53.56 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V., Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). This stock issuance transaction resulted in a 2005 pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change in interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect the dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to

Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. has been used to partially finance the approximate $850 million expansion project to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde.
     In the 2005 fourth quarter, our Ojos del Salado copper mine in Chile completed a general capital increase transaction. The transaction resulted in SMMA Candelaria, Inc. acquiring a partnership interest in Ojos del Salado totaling 20 percent, thereby reducing Phelps Dodge’s interest from 100 percent to its current 80 percent. In connection with the transaction, Ojos del Salado issued 2,500 of its Series B Preferential Stock (Series B Common Shares) at $10,000 per share to SMMA Candelaria, Inc. and received $24.8 million in cash (net of $0.2 million in expenses). The stock issuance transaction resulted in a 2005 gain of $8.8 million (before and after taxes) associated with the change in interest.
     Provision for taxes on income. Foreign dividend taxes of $88.1 million were recognized in 2005, consisting of tax expense of $2.4 million for U.S. taxes incurred with respect to dividends received from Cerro Verde and $85.7 million for U.S. and foreign taxes incurred with respect to dividends received from certain South American operations in the 2005 fourth quarter and early January 2006.
     Tax on unremitted foreign earnings of $43.1 million ($34.5 million net of minority interest) was recognized in the 2005 fourth quarter at our 80 percent-owned Candelaria copper mine.
     Tax expense of $23.6 million was recognized in connection with the funding of the minimum pension liability associated with our U.S. qualified pension plans.
     A tax benefit of $4.0 million was recognized for the reversal of the valuation allowance associated with U.S. deferred tax assets that were expected to be realized after 2005, and a tax benefit of $11.9 million was recognized for the reversal of the valuation allowance associated with deferred tax assets at our Brazilian wire and cable operation that were expected to be realized after 2005.
     Cumulative effect of accounting change. A 2005 pre-tax charge of $13.5 million ($10.1 million after-tax) was recorded as a cumulative effect of accounting change associated with the adoption of FIN 47 (refer to Cumulative Effect of Accounting Change on page 84 for further discussion).
     The following table summarizes the special items for the year ended December 31, 2004 (refer to Note 3, Special Items and Provisions, Net, for further discussion of special items and provisions, net, included in operating income):
($ in millions except per share data)

			$/Share
Consolidated Statement of Income Line Item	Pre-tax	After-tax	After-tax*

Special items and provisions, net (included in operating income):

PDMC (see Business Segment disclosure)	$(11.3)	(8.3)	(0.05)

PDI (see Business Segment disclosure)	(11.4)	(8.3)	(0.04)

Corporate and Other —
Environmental provisions, net	(41.8)	(31.8)	(0.16)
Environmental insurance recoveries, net	0.2	0.1	—
Historical legal matters	2.7	(0.5)	—

	(38.9)	(32.2)	(0.16)

Special items and provisions, net (included in operating income)	(61.6)	(48.8)	(0.25)

Other non-operating significant items affecting comparability of results:

Interest expense (A):
Texas franchise tax matter	(0.9)	(0.7)	—

Early debt extinguishment costs	(43.2)	(34.3)	(0.17)

Miscellaneous income and expense, net (B):
Cost-basis investment write-downs	(11.1)	(9.9)	(0.05)
Gain on sale of miscellaneous asset	10.1	10.1	0.05
Historical legal matter	9.5	7.2	0.04

	8.5	7.4	0.04

Provision for taxes on income (C):
Foreign dividend taxes	—	(9.6)	(0.05)
PD Brazil deferred tax asset valuation allowance	—	(9.0)	(0.05)
Reversal of El Abra deferred tax asset valuation allowance	—	30.8	0.16
Reversal of U.S. deferred tax asset valuation allowance	—	30.0	0.15

	—	42.2	0.21

Minority interests in consolidated subsidiaries (D):
Reversal of El Abra deferred tax asset valuation allowance	—	(15.1)	(0.08)
Candelaria early debt extinguishment costs	—	2.5	0.01
El Abra early debt extinguishment costs	—	0.9	0.01

	—	(11.7)	(0.06)

Discontinued operations (E):
Asset impairment charge	(5.9)	(4.5)	(0.02)

	$(103.1)	(50.4)	(0.25)

*	After-tax per common share amounts have been adjusted to reflect the March 10, 2006, two-for-one stock split.
(A)	Interest expense of $123.2 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items as these amounts are typical and representative of the normal course of the Company’s business in a given period.
(B)	Miscellaneous income and expense, net, of $45.3 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items, as these amounts are typical and representative of the normal course of the Company’s business in a given period.
(C)	Provision for taxes on income of $131.3 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items as these amounts are typical and representative of the normal course of the Company’s business in a given period.
(D)	Minority interests in consolidated subsidiaries of $201.1 million, as reflected in the Consolidated Statement of Income, included other amounts that have not been separately disclosed as special items, as these amounts are typical and representative of the normal course of the Company’s business in a given period.
(E)	Income from discontinued operations of $22.7 million, as reflected in the Consolidated Statement of Income, included the operating results of Columbian Chemicals of $27.2 million, which have not been separately disclosed as special items.
     Following is a discussion of other non-operating significant items affecting the comparability of results for the year ended December 31, 2004:
     Interest expense. In 2004, it was determined that Phelps Dodge and certain of our subsidiaries were considered to conduct business in Texas due to the activities of affiliates in that state. As a result, the Company was obligated to pay franchise taxes that they had not previously paid. The appropriate payments were made under the state’s amnesty program, which were accrued at the end of 2003. In the 2004 first quarter, a pre-tax charge of $0.9 million ($0.7 million after-tax) was recognized for interest associated with this Texas franchise tax matter.
     Early debt extinguishment costs. During 2004, the Company began its stated program of lowering the Company’s debt, reducing interest expense and managing the maturity profile of its long-term commitments by making early payments on certain long-term debt. These early payments resulted in the recognition of total 2004 pre-tax charges of $43.2 million ($30.9 million after-tax and net of minority interests) for early debt extinguishment costs. (Refer to Early Debt Extinguishment Costs on pages 81 and 82 for further discussion.)
     Miscellaneous income and expense, net. During 2004, pre-tax charges of $11.1 million ($9.9 million after-tax) were recognized for the write-down of two cost-basis investments.
     In 2004, a gain of $10.1 million (before and after-taxes) was recognized for the sale of a miscellaneous asset associated with uranium royalty rights in Australia.
     In 2004, a pre-tax gain of $9.5 million ($7.2 million after-tax) was recognized in connection with a favorable settlement of an historical legal matter.
     Provision for taxes on income. Foreign dividend taxes of $9.6 million were recognized in the 2004 fourth quarter for U.S. and foreign taxes expected to be incurred with respect to dividends anticipated to be received from Cerro Verde in 2005.
     Tax expense of $9.0 million was recognized for a valuation allowance for deferred tax assets at our Brazilian wire and cable operation.
     A tax benefit of $30.8 million ($15.7 million net of minority interest) was recognized for the reversal of the valuation allowance associated with deferred tax assets that were expected to be realized after 2004 at our 51 percent-owned El Abra copper mine.
     A tax benefit of $30.0 million was recognized for the reversal of the valuation allowance associated with U.S. deferred tax assets that were expected to be realized after 2004.
     Discontinued operations. Due to continued excess capacity in the North American market, in 2004, a pre-tax asset impairment charge of $5.9 million ($4.5 million after-tax) was recognized at Columbian Chemicals’ El Dorado, Arkansas, facility.
Business Divisions
     Results for 2006, 2005 and 2004 can be meaningfully compared by separate reference to our business divisions, PDMC and PDI. PDMC is our international business division comprising vertically integrated copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales, and worldwide mineral exploration, technology and project development programs. PDI, our international manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector.
     On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals. The transaction was completed on March 16, 2006. As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. (Refer to Note 2, Divestitures, for further discussion.)
     In addition, on November 15, 2005, the Company entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment, to Rea. The transaction was completed on February 10, 2006. On March 4, 2006, Phelps Dodge entered into an agreement to sell HPC, previously reported as part of the Wire and Cable segment, to IWG. The transaction was completed on March 31, 2006. Neither transaction met the criteria for classification as discontinued operations as the Company is continuing to supply Rea with copper rod and IWG with copper rod and certain copper alloys. (Refer to Note 2, Divestitures, for further discussion of these transactions.)
     Significant events and transactions have occurred within the reportable segments of each business division that, as indicated in the separate discussions presented below, are material to an understanding of the particular year’s results and to a comparison with results of the other periods.
RESULTS OF PHELPS DODGE MINING COMPANY
     PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales, and worldwide mineral exploration, technology and project development programs. PDMC includes 11 reportable segments and other mining activities.
     PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the following mines produce by-products: the Candelaria, Ojos del Salado, Morenci, Bagdad, Sierrita and Chino mines produce gold and silver; the Bagdad, Sierrita and Chino mines produce molybdenum and rhenium; and the Cerro Verde mine produces molybdenum and silver.
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
     The Sales segment functions as an agent to purchase and sell copper from our U.S. mines and Manufacturing segment. It also purchases and sells any copper not sold by our South American Mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate. Copper rod historically was sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment. Since the disposition of those businesses, we have continued to sell copper rod and certain copper alloys to them.
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
     PDMC Other, although not a reportable segment, includes our worldwide mineral exploration and development programs, a process technology center whose primary activities comprise improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami, Bisbee and Tohono operations, and eliminations within PDMC.
     Major operating and financial results of PDMC for the years 2006, 2005 and 2004 are summarized in the following table:

($ in millions except per pound amounts)
	2006	2005	2004

Sales and other operating revenues to unaffiliated customers	$10,656.4	7,097.5	5,443.4
Operating income	$4,365.7	1,929.9	1,606.7
Operating income before special items and provisions, net	$4,411.3	2,377.2	1,618.0
Minority interests in consolidated subsidiaries (A)	$(784.9)	(184.9)	(196.8)

Copper production (thousand short tons):
Total copper production	1,279.9	1,288.0	1,323.6
Less undivided interest (B)	61.2	60.0	63.0

Copper production on a consolidated basis	1,218.7	1,228.0	1,260.6
Less minority participants’ shares (A)	212.4	185.7	178.9

Copper production on a pro rata basis	1,006.3	1,042.3	1,081.7

Copper sales (thousand short tons):
Total copper sales from own mines	1,275.6	1,298.4	1,331.9
Less undivided interest (B)	61.1	60.0	63.0

Copper sales from own mines on a consolidated basis	1,214.5	1,238.4	1,268.9
Less minority participants’ shares (A)	211.4	186.8	179.8

Copper sales from own mines on a pro rata basis	1,003.1	1,051.6	1,089.1

Purchased copper	367.8	410.7	433.0

Total copper sales on a consolidated basis	1,582.3	1,649.1	1,701.9

LME average spot copper price per pound — cathodes	$3.049	1.669	1.300
COMEX average spot copper price per pound — cathodes	$3.089	1.682	1.290

Molybdenum production (million pounds)	68.2	62.3	57.5
Molybdenum sales (million pounds):
Net Phelps Dodge share from own mines	68.8	59.9	63.1
Purchased molybdenum	8.3	12.9	12.9

Total molybdenum sales	77.1	72.8	76.0

Metals Week:
Molybdenum Dealer Oxide mean price per pound	$24.75	31.73	16.41
M-1 price per pound	$24.90	32.12	14.42

(A)	Minority participant interests include (i) a 20 percent partnership interest in Candelaria in Chile owned by SMMA Candelaria, Inc., Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation, (ii) a 49 percent partnership interest in the El Abra copper mining operation in Chile held by Corporación Nacional del Cobre de Chile (CODELCO), (iii) a 17.5 percent equity interest through May 31, 2005, and a 46.44 percent equity interest beginning June 1, 2005, in the Cerro Verde copper mining operation in Peru held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. and other shareholders, and (iv) a 20 percent partnership interest beginning December 23, 2005, in the Ojos del Salado copper mining operation in Chile held by SMMA Candelaria, Inc.

(B)	Represents a 15 percent undivided interest in Morenci, Arizona, copper mining complex held by Sumitomo Metal Mining Arizona, Inc.

(thousand short tons)
	2006	2005	2004

Minority participants’ share of copper production:
Candelaria	37.4	35.9	44.1
Ojos del Salado	5.4	0.1	—
Cerro Verde	51.5	35.9	17.1
El Abra	118.1	113.8	117.7

	212.4	185.7	178.9

Total PDMC Division – Sales
     PDMC’s sales and other operating revenues to unaffiliated customers increased $3.6 billion, or 50 percent, in 2006 compared with 2005. The increase primarily reflected higher average copper prices (approximately $4.4 billion) and higher primary molybdenum sales volumes (approximately $113 million); partially offset by higher net copper pricing adjustments for our copper collars and copper put options (approximately $598 million) and for provisionally priced copper contracts at December 31, 2006 (approximately $83 million) and lower average molybdenum realizations (approximately $310 million).
     The increase of $1.7 billion, or 30 percent, in sales and other operating revenues to unaffiliated customers in 2005 compared with 2004 reflected (i) higher average copper prices (approximately $1.2 billion) and other net pricing adjustments (approximately $50 million) mostly for provisionally priced copper contracts at December 31, 2005, (ii) higher average molybdenum realizations (approximately $962 million), (iii) higher molybdenum tolling revenues (approximately $24 million) and (iv) higher precious metals and by-product revenue (approximately $16 million). These were partially offset by (i) the negative impact of net copper pricing adjustments for our copper collars and copper put options (approximately $411 million), (ii) lower copper sales volumes, including purchased copper (approximately $150 million), (iii) higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $59 million) and (iv) lower primary molybdenum sales volumes (approximately $40 million).
     PDMC’s sales and other operating revenues to unaffiliated customers for the years ended December 31, 2006 and 2005, were negatively impacted by our 2005, 2006 and 2007 copper collar price protection programs. These programs represented approximately 97 percent of El Abra’s copper sales and approximately 11 percent of PDMC’s remaining copper sales in 2005, approximately 28 percent of copper sales in 2006 and approximately 20 percent of our expected annual copper sales for 2007. As these sales do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the entire quantity hedged was adjusted to fair market value based on the London Metal Exchange (LME) forward curve prices at December 31, 2006 and 2005, with the gain or loss recorded in revenues. The actual impact of our 2007 zero-premium copper collar price protection program will not be fully determinable until the maturity of the copper collars at December 31, 2007, with final adjustments based on the average annual price. Approximately 89 percent of copper sales (excluding El Abra) in 2005, approximately 72 percent of copper sales in 2006 and approximately 80 percent for 2007 were or are not covered by the copper collar price protection programs and, therefore, have and will participate fully in higher LME and COMEX copper prices.
Total PDMC Division – Operating Income
     PDMC reported operating income of $4.4 billion in 2006, including special, net pre-tax charges of $45.6 million, compared with operating income of $1.9 billion in 2005, including special, net pre-tax charges of $447.3 million, and operating income of $1.6 billion in 2004, including special, net pre-tax charges of $11.3 million.
     The increase in operating income of $2,435.8 million, or 126 percent, for 2006 compared with 2005 primarily included the effects of higher average copper prices (approximately $3.4 billion), lower special, net pre-tax charges ($401.7 million) mostly associated with the absence of asset impairment charges recognized in the 2005 second quarter, and higher primary molybdenum earnings (approximately $107 million). These were partially offset by (i) higher net copper pricing adjustments for our copper collars and copper put options (approximately $598 million) and for provisionally priced copper contracts at December 31, 2006 (approximately $83 million), (ii) higher copper production costs (approximately $426 million) and (iii) lower by-product molybdenum revenues (approximately $208 million). Higher copper production costs were primarily due to (i) higher mining and milling costs (approximately $330 million), (ii) higher smelting, refining and freight costs (approximately $113 million), (iii) higher depreciation expense (approximately $21 million) and (iv) higher energy costs (approximately $14 million); partially offset by an increase in work-in-process inventories (approximately $52 million).
     The increase in operating income of $323.2 million, or 20 percent, for 2005 compared with 2004 primarily included (i) the effects of higher average copper prices (approximately $946 million) and other net pricing adjustments (approximately $50 million) mostly for provisionally priced copper contracts at December 31, 2005, (ii) higher by-product molybdenum revenues (approximately $551 million) mostly due to higher prices, (iii) higher primary molybdenum earnings (approximately $222 million) and (iv) gains associated with the sale of exploration properties (approximately $15 million). These were partially offset by (i) higher copper production costs (approximately $525 million), (ii) higher special, net pre-tax charges ($436.0 million) mostly associated with asset impairment charges recorded in the 2005 second quarter, (iii) the negative impact of net copper pricing adjustments for our copper collars and copper put options (approximately $411 million), (iv) higher exploration and research expense (approximately $61 million) and (v) lower copper sales volumes (approximately $38 million). Higher copper production costs were primarily due to higher mining rates reflecting lower production volumes, and repairs and maintenance (approximately $328 million), higher energy costs (approximately $112 million) and higher smelting, refining and freight costs (approximately $85 million).
     For 2004 through 2006, higher average copper prices, including premiums, reflected improved copper fundamentals and an improved economic environment. (Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for further discussion of the Company’s market risk.)
     Copper is an internationally traded commodity, and its price is effectively determined by the major metals exchanges – COMEX, the LME and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, but also are influenced significantly, from time to time, by speculative actions and by currency exchange rates.
     The price of copper, our principal product, was a significant factor influencing our results over the three-year period ended December 31, 2006. We principally base our selling price for U.S. sales on the COMEX spot price per pound of copper cathode, which averaged $3.089 in 2006, $1.682 in 2005 and $1.290 in 2004. Internationally,

our copper selling prices are generally based on the monthly LME spot price average per pound of copper cathode, which averaged $3.049 in 2006, $1.669 in 2005 and $1.300 in 2004. The COMEX and LME prices averaged $2.571 and $2.562 per pound, respectively, for the first 54 days of 2007, and closed at $2.837 and $2.806, respectively, on February 23, 2007.
     Any material change in the price we receive for copper, or in PDMC’s cost of copper production, has a significant effect on our results. Based on expected 2007 annual consolidated production of approximately 2.9 billion pounds of copper, each 1 cent per pound change in our average annual realized copper price (or our average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests, of approximately $29 million.
     Certain of PDMC’s sales agreements provide for provisional pricing based on either COMEX or LME, as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period or QP), generally from one to three months after arrival at the customer’s facility. PDMC records revenues upon passage of title using anticipated pricing based on the commodity exchange forward rate. For accounting purposes, these revenues are adjusted to fair value through earnings each period until the date of final copper pricing. At December 31, 2006, approximately 221 million pounds of copper sales were provisionally priced at an average of $2.870 per pound with final quotational periods of January through May 2007. Candelaria accounted for approximately 53 percent of the outstanding provisionally priced sales at December 31, 2006.
     Phelps Dodge has entered into copper swap contracts to protect certain provisionally priced sales exposures in a manner designed to allow it to receive the average LME price for the month of shipment, while our Candelaria customers receive the QP price they requested (i.e., one to three months after month of arrival at the customer’s facility). These hedge contracts are in accordance with our Copper Quotational Period Swap Program discussed in Note 23, Derivative Financial Instruments and Fair Value of Financial Instruments. As of February 23, 2007, we placed copper swap contracts for approximately 2 percent of Candelaria’s provisionally priced copper sales outstanding at December 31, 2006.
     Phelps Dodge entered into programs to protect a portion of its expected copper production by purchasing zero-premium copper collars (consisting of both put and call options) and copper put options. The copper collars and put options are settled on an average LME pricing basis for their respective hedge periods. In 2006 and 2005, the copper collar put options settled monthly. Also in 2006, the purchased copper put options settled monthly. For 2007, the copper collar put options and purchased copper put options will settle annually. All of the copper collar call options settle annually. The zero-premium copper collar price protection programs represented approximately 97 percent of El Abra’s copper sales and approximately 11 percent of PDMC’s remaining copper sales in 2005, approximately 28 percent of copper sales in 2006 and approximately 20 percent of our expected annual copper sales for 2007. Approximately 89 percent of copper sales (excluding El Abra) in 2005, approximately 72 percent of sales in 2006 and approximately 80 percent for 2007 were or are not covered by the copper collar price protection programs and, therefore, have and will participate fully in higher LME and COMEX copper prices. Phelps Dodge entered into these protection programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     The following table provides a summary of PDMC’s zero-premium copper collar and copper put option programs for 2005, 2006 and 2007:

(in millions except per pound amounts)
	2005		2006	2007

Copper Collars:
Pounds of zero-premium copper collars purchased (A)		198	564	486
Average LME put strike price (floor) per pound		$0.943	0.954	0.950
Annual average LME call strike price (ceiling) per pound		$1.400	1.632	2.002
Associated pre-tax gains (charges) for 2006 (B):
Intrinsic value component	$	N/A	(651)	(400)
Time value component	$	N/A	13	32
Associated pre-tax charges for 2005 (A)(B):
Intrinsic value component		$(54)	(151)	—
Time value component		$—	(13)	(35)
Copper Put Options:
Pounds of copper put options purchased		$—	564	730
Average LME put strike price per pound		$—	0.950	0.950
Premium cost per pound		$—	0.020	0.023
Associated pre-tax charges for 2006 (B):
Intrinsic value component		$—	—	—
Time value component		$—	—	(3)
Associated pre-tax charges for 2005 (A)(B):
Intrinsic value component		$—	(11)	—
Time value component		$—	—	(14)

(A)	2005 excludes El Abra (refer to the table on page 65 for a summary of El Abra’s 2005 zero-premium copper collars).

(B)	The 2005 realized pre-tax charges resulted from the 2005 LME annual average of $1.671 per pound, calculated on a daily price basis, exceeding the $1.400 per pound ceiling of our 2005 zero-premium copper collars. The 2006 realized pre-tax charges resulted from the 2006 LME annual average of $3.053 per pound, calculated on a daily price basis, exceeding the $1.632 per pound ceiling of our 2006 zero-premium copper collars. The cumulative pre-tax charges for our 2006 copper collars and copper put options were approximately $813 million, reflecting primarily intrinsic value charges and put option premiums. The 2007 unrealized pre-tax charges resulted from the 2007 LME forward-curve price average of $2.870 per pound exceeding the $2.002 per pound ceiling of our 2007 zero-premium copper collars. The cumulative pre-tax charges for our 2007 copper collars and copper put options, including amounts recognized in 2005 and 2006, were approximately $420 million, consisting of approximately $400 million for the intrinsic value component and approximately $3 million for the time value component and approximately $17 million for put option premiums.

     The following table provides a summary of El Abra’s zero-premium copper collar program for 2005:

(in millions except per pound amounts)
El Abra Copper Collars:
Pounds of zero-premium copper collars purchased	452
Average LME put strike price (floor) per pound	$1.000
Annual average LME call strike price (ceiling) per pound	$1.376
Associated pre-tax charges for 2005 (A)	$(133)

(A)	The 2005 realized pre-tax charges resulted from the 2005 LME annual price average of $1.671 per pound, calculated on a daily price basis, exceeding the $1.376 per pound ceiling of our 2005 zero-premium copper collars (approximately $68 million for PD’s share).
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward-curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. During the 2006 first quarter, approximately $187 million was paid to the respective counterparts for the PDMC and El Abra 2005 zero-premium copper collar programs. In January 2007, approximately $801 million was paid for the PDMC 2006 zero-premium copper collar programs; the remainder of approximately $12 million, for put option premiums, was paid at inception.
     The actual impact of our 2007 zero-premium copper collar price protection program will not be fully determinable until the maturity of the collars at December 31, 2007, with final adjustments based on the average annual LME copper price. Based on the LME forward-curve price average as of February 23, 2007, we estimate unrealized after-tax gains of approximately $46 million for the 2007 first quarter associated with our 2007 copper collars and copper put options.
     Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs for our operations. To moderate or offset the impact of increasing energy costs, we use a combination of multi-year energy contracts that we put in place at various points in the price cycle as well as self-generation and diesel fuel and natural gas hedging.
     We continue to explore alternatives to moderate or offset the impact of increasing energy costs. In late 2004, we purchased a one-third interest in the partially constructed Luna power plant located near Deming, New Mexico. In April 2006, Luna became operational. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, partnered with Phelps Dodge in the purchase of Luna; each owning a one-third interest and each responsible for a third of the costs and expenses. PNM is the operating partner of the plant. Approximately 190 megawatts, one-third of the plant’s electricity, is available to satisfy the electricity demands of PDMC’s New Mexico and Arizona operations. Electricity in excess of PDMC’s demand is sold on the wholesale market. Our interest in this efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.
     To mitigate the Company’s exposure to increases in diesel fuel and natural gas prices, we utilize several price protection programs designed to protect the Company against a significant short-term upward movement in prices. The Company’s diesel fuel price protection program consists of a combination of purchased, diesel fuel and natural gas call option contracts and fixed-price swaps for our North American and Chilean operations. The call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined dollar cost, or “strike price.”
     Diesel fuel call options mitigate a portion of our exposure to volatile markets by capping the cost of the commodity if prices rise above the strike price. If the price of diesel fuel is less than the strike price, the Company has the flexibility to purchase diesel fuel at prices lower than the strike price and the options expire with no value. The swaps allow us to establish a fixed price for a specific commodity for delivery during a specific future period.
     Our natural gas price protection program consists of purchasing call options for our North American operations. Call options cap the commodity purchase cost at the strike price while allowing the Company the ability to purchase natural gas at a lower cost when market prices are lower than the strike price.
     As a result of the above-mentioned programs, for 2006, 2005 and 2004, we were able to reduce and partially mitigate the impacts of volatile electricity markets and rising diesel fuel and natural gas prices. Nevertheless, we pay more for our energy needs during times of higher energy prices. Energy consumed in our mines and smelter was 20.2 cents per pound of our copper production cost in 2006, compared with 19.5 cents in 2005 and 14.6 cents in 2004.
     Due to the market risk arising from the volatility of copper prices, our objective is to sell copper cathode and rod produced at our U.S. operations at the COMEX average price in the month of shipment, and copper cathode and concentrate produced at our international operations at the LME average price in the month of settlement with our customers.
     During 2006, PDMC sold approximately 58 percent, 27 percent and 15 percent of its copper pounds as copper rod, copper cathode and concentrates, respectively. During 2005, approximately 60 percent, 25 percent and 15 percent of PDMC’s copper pounds was sold as copper rod, copper cathode and concentrates, respectively.
     During 2006, operations outside the United States provided 33 percent of PDMC’s sales (including sales through PDMC’s U.S.-based sales company), compared with 25 percent in 2005 and 30 percent in 2004. Additionally, operations outside the United States (including international exploration) contributed 51 percent of the division’s operating income in 2006, compared with 40 percent for 2005 and 44 percent for 2004.
     The 2006 exploration program continued to place emphasis on the search for and delineation of large-scale copper and copper/gold deposits. Phelps Dodge expended $97.4 million on worldwide exploration, including feasibility studies, during 2006, compared with $81.0 million in 2005 and $35.6 million in 2004. The increase in exploration for 2006 primarily was due to increased exploration spending in central Africa mostly associated with Tenke Fungurume (refer to page 79 for further discussion of the Tenke project). Approximately 33 percent of the 2006 expenditures occurred in the United States, with approximately 28 percent being spent at our U.S. mine sites and the remainder for support of U.S. and international exploration activities. In addition, approximately 45 percent was spent in central Africa and approximately 10 percent was spent in South America, including amounts spent at our South American mine sites. The balance of international exploration expenditures was spent principally in Europe, Canada, Australia and the Philippines.
Note: Supplemental Data
     The following table summarizes PDMC’s special items and provisions, net, included in operating income for the years 2006, 2005 and 2004 (refer to Note 3, Special Items and Provisions, Net, for further discussion):

($ in millions)
	2006	2005	2004

Environmental provisions, net	$(49.5)	(35.7)	(16.8)
Environmental insurance recoveries, net	(0.4)	(1.5)	9.1
Asset impairment charges	(2.5)	(424.6)	(1.1)
Historical legal matters	6.8	14.5	(2.5)

	$(45.6)	(447.3)	(11.3)

PDMC Results By Reportable Segments
The following tables summarize, on a segment basis, production and sales statistics, operating income (loss), special items and provisions, net, and operating income (loss) excluding special items and provisions for the years 2006, 2005 and 2004:

	U.S. Mines						South American Mines
				Chino/			Candelaria/	Cerro
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal	Ojos del Salado	Verde	El Abra	Subtotal

2006
Copper production (thousand short tons):
Total production	407.8	82.7	80.8	92.9	31.8	696.0	214.3	110.9	241.0	566.2
Less undivided interest	61.2	—	—	—	—	61.2	—	—	—	—

Copper production on a consolidated basis	346.6	82.7	80.8	92.9	31.8	634.8	214.3	110.9	241.0	566.2
Less minority participants’ shares	—	—	—	—	—	—	42.8	51.5	118.1	212.4

Copper production on a pro rata basis	346.6	82.7	80.8	92.9	31.8	634.8	171.5	59.4	122.9	353.8

Copper sales (thousand short tons):
Total copper sales from own mines	407.3	82.6	80.6	92.7	31.8	695.0	212.5	107.1	243.3	562.9
Less undivided interest	61.1	—	—	—	—	61.1	—	—	—	—

Copper sales from own mines on a consolidated basis	346.2	82.6	80.6	92.7	31.8	633.9	212.5	107.1	243.3	562.9
Less minority participants’ shares	—	—	—	—	—	—	42.5	49.7	119.2	211.4

Copper sales from own mines on a pro rata basis	346.2	82.6	80.6	92.7	31.8	633.9	170.0	57.4	124.1	351.5

Total purchased copper	—	—	—	—	—	—	3.1	—	—	3.1

Total copper sales on a consolidated basis	346.2	82.6	80.6	92.7	31.8	633.9	215.6	107.1	243.3	566.0

($ in millions)
Operating income (loss)	$820.6	317.8	559.8	148.1	43.5	1,889.8	794.7	418.2	1,070.9	2,283.8
Special items and provisions, net	(1.4)	2.2	(5.1)	(24.5)	(2.2)	(31.0)	—	—	—	—

Operating income (loss) before special items and provisions, net	$822.0	315.6	564.9	172.6	45.7	1,920.8	794.7	418.2	1,070.9	2,283.8

2005
Copper production (thousand short tons):
Total production	400.0	100.6	79.3	104.8	40.5	725.2	210.4	103.1	232.2	545.7
Less undivided interest	60.0	—	—	—	—	60.0	—	—	—	—

Copper production on a consolidated basis	340.0	100.6	79.3	104.8	40.5	665.2	210.4	103.1	232.2	545.7
Less minority participants’ shares	—	—	—	—	—	—	36.0	35.9	113.8	185.7

Copper production on a pro rata basis	340.0	100.6	79.3	104.8	40.5	665.2	174.4	67.2	118.4	360.0

Copper sales (thousand short tons):
Total copper sales from own mines	400.0	104.4	82.8	104.8	40.5	732.5	210.6	102.7	233.3	546.6
Less undivided interest	60.0	—	—	—	—	60.0	—	—	—	—

Copper sales from own mines on a consolidated basis	340.0	104.4	82.8	104.8	40.5	672.5	210.6	102.7	233.3	546.6
Less minority participants’ shares	—	—	—	—	—	—	36.1	36.4	114.3	186.8

Copper sales from own mines on a pro rata basis	340.0	104.4	82.8	104.8	40.5	672.5	174.5	66.3	119.0	359.8

Total purchased copper	—	—	—	—	—	—	23.1	—	—	23.1

Total copper sales on a consolidated basis	340.0	104.4	82.8	104.8	40.5	672.5	233.7	102.7	233.3	569.7

($ in millions)
Operating income (loss)	$399.9	389.8	568.8	(15.3)	(209.1)	1,134.1	306.8	209.8	274.7	791.3
Special items and provisions, net	(0.2)	12.1	1.2	(64.5)	(215.7)	(267.1)	—	—	—	—

Operating income (loss) before special items and provisions, net	$400.1	377.7	567.6	49.2	6.6	1,401.2	306.8	209.8	274.7	791.3

Refer to segment discussion on pages 72 through 78.
Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to pages 72 and 73 for further discussion.)

PDMC Results By Reportable Segments (continued)

	U.S. Mines						South American Mines
				Chino/			Candelaria/	Cerro
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Subtotal	Ojos del Salado	Verde	El Abra	Subtotal

2004
Copper production (thousand short tons):
Total production	420.3	110.1	77.5	91.7	43.1	742.7	230.9	97.6	240.3	568.8
Less undivided interest	63.0	—	—	—	—	63.0	—	—	—	—

Copper production on a consolidated basis	357.3	110.1	77.5	91.7	43.1	679.7	230.9	97.6	240.3	568.8
Less minority participants’ shares	—	—	—	—	—	—	44.1	17.1	117.7	178.9

Copper production on a pro rata basis	357.3	110.1	77.5	91.7	43.1	679.7	186.8	80.5	122.6	389.9

Copper sales (thousand short tons):
Total copper sales from own mines	420.3	111.9	79.2	91.7	43.1	746.2	233.5	98.2	240.8	572.5
Less undivided interest	63.0	—	—	—	—	63.0	—	—	—	—

Copper sales from own mines on a consolidated basis	357.3	111.9	79.2	91.7	43.1	683.2	233.5	98.2	240.8	572.5
Less minority participants’ shares	—	—	—	—	—	—	44.6	17.2	118.0	179.8

Copper sales from own mines on a pro rata basis	357.3	111.9	79.2	91.7	43.1	683.2	188.9	81.0	122.8	392.7

Total purchased copper	—	—	—	—	—	—	37.1	—	—	37.1

Total copper sales on a consolidated basis	357.3	111.9	79.2	91.7	43.1	683.2	270.6	98.2	240.8	609.6

($ in millions)
Operating income (loss)	$375.7	174.9	264.3	57.6	22.9	895.4	303.3	130.0	273.7	707.0
Special items and provisions, net	(0.6)	—	—	(1.2)	(5.8)	(7.6)	—	—	—	—

Operating income (loss) before special items and provisions, net	$376.3	174.9	264.3	58.8	28.7	903.0	303.3	130.0	273.7	707.0

Refer to segment discussion on pages 72 through 78.
Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to pages 72 and 73 for further discussion.)

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2006
Copper production (thousand short tons):
Total production	—	5.6	—	1,267.8	12.1	1,279.9
Less undivided interest	—	—	—	61.2	—	61.2

Copper production on a consolidated basis	—	5.6	—	1,206.6	12.1	1,218.7
Less minority participants’ shares	—	—	—	212.4	—	212.4

Copper production on a pro rata basis	—	5.6	—	994.2	12.1	1,006.3

Copper sales (thousand short tons):
Total copper sales from own mines	—	5.6	—	1,263.5	12.1	1,275.6
Less undivided interest	—	—	—	61.1	—	61.1

Copper sales from own mines on a consolidated basis	—	5.6	—	1,202.4	12.1	1,214.5
Less minority participants’ shares	—	—	—	211.4	—	211.4

Copper sales from own mines on a pro rata basis	—	5.6	—	991.0	12.1	1,003.1

Total purchased copper	—	364.1	0.6	367.8	—	367.8

Total copper sales on a consolidated basis	—	369.7	0.6	1,570.2	12.1	1,582.3

Molybdenum production (thousand pounds):
Primary — Henderson	37,071	—	—	37,071	—	37,071
By-product:
Bagdad	10,300	—	—	10,300	—	10,300
Sierrita	19,974	—	—	19,974	—	19,974
Chino	814	—	—	814	—	814

Total molybdenum production	68,159	—	—	68,159	—	68,159

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	68,785	—	—	68,785	—	68,785
Purchased molybdenum	8,349	—	—	8,349	—	8,349

Total molybdenum sales	77,134	—	—	77,134	—	77,134

($ in millions)
Operating income (loss)	$439.1	(31.5)	8.1	4,589.3	(223.6)	4,365.7
Special items and provisions, net	6.9	(2.3)	—	(26.4)	(19.2)	(45.6)

Operating income (loss) before special items and provisions, net	$432.2	(29.2)	8.1	4,615.7	(204.4)	4,411.3

Refer to segment discussion on pages 72 through 78.
Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to pages 72 and 73 for further discussion.)

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2005
Copper production (thousand short tons):
Total production	—	2.3	—	1,273.2	14.8	1,288.0
Less undivided interest	—	—	—	60.0	—	60.0

Copper production on a consolidated basis	—	2.3	—	1,213.2	14.8	1,228.0
Less minority participants’ shares	—	—	—	185.7	—	185.7

Copper production on a pro rata basis	—	2.3	—	1,027.5	14.8	1,042.3

Copper sales (thousand short tons):
Total copper sales from own mines	—	2.3	—	1,281.4	17.0	1,298.4
Less undivided interest	—	—	—	60.0	—	60.0

Copper sales from own mines on a consolidated basis	—	2.3	—	1,221.4	17.0	1,238.4
Less minority participants’ shares	—	—	—	186.8	—	186.8

Copper sales from own mines on a pro rata basis	—	2.3	—	1,034.6	17.0	1,051.6

Total purchased copper	—	369.5	18.1	410.7	—	410.7

Total copper sales on a consolidated basis	—	371.8	18.1	1,632.1	17.0	1,649.1

Molybdenum production (thousand pounds):
Primary — Henderson	32,201	—	—	32,201	—	32,201
By-product:
Bagdad	10,952	—	—	10,952	—	10,952
Sierrita	18,610	—	—	18,610	—	18,610
Chino	543	—	—	543	—	543

Total molybdenum production	62,306	—	—	62,306	—	62,306

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	59,947	—	—	59,947	—	59,947
Purchased molybdenum	12,830	—	—	12,830	—	12,830

Total molybdenum sales	72,777	—	—	72,777	—	72,777

($ in millions)
Operating income (loss)	$324.3	(148.1)	1.7	2,103.3	(173.4)	1,929.9
Special items and provisions, net	(0.8)	(154.0)	—	(421.9)	(25.4)	(447.3)

Operating income (loss) before special items and provisions, net	$325.1	5.9	1.7	2,525.2	(148.0)	2,377.2

Refer to segment discussion on pages 72 through 78.
Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to pages 72 and 73 for further discussion.)

PDMC Results By Reportable Segments (continued)

	Primary			PDMC
	Molybdenum	Manufacturing	Sales	Segments	Other	Total PDMC

2004
Copper production (thousand short tons):
Total production	—	2.3	—	1,313.8	9.8	1,323.6
Less undivided interest	—	—	—	63.0	—	63.0

Copper production on a consolidated basis	—	2.3	—	1,250.8	9.8	1,260.6
Less minority participants’ shares	—	—	—	178.9	—	178.9

Copper production on a pro rata basis	—	2.3	—	1,071.9	9.8	1,081.7

Copper sales (thousand short tons):
Total copper sales from own mines	—	2.3	—	1,321.0	10.9	1,331.9
Less undivided interest	—	—	—	63.0	—	63.0

Copper sales from own mines on a consolidated basis	—	2.3	—	1,258.0	10.9	1,268.9
Less minority participants’ shares	—	—	—	179.8	—	179.8

Copper sales from own mines on a pro rata basis	—	2.3	—	1,078.2	10.9	1,089.1

Total purchased copper	—	394.0	1.9	433.0	—	433.0

Total copper sales on a consolidated basis	—	396.3	1.9	1,691.0	10.9	1,701.9

Molybdenum production (thousand pounds):
Primary — Henderson	27,520	—	—	27,520	—	27,520
By-product:
Bagdad	7,910	—	—	7,910	—	7,910
Sierrita	22,041	—	—	22,041	—	22,041
Chino	18	—	—	18	—	18

Total molybdenum production	57,489	—	—	57,489	—	57,489

Molybdenum sales (thousand pounds):
Net Phelps Dodge share from own mines	63,108	—	—	63,108	—	63,108
Purchased molybdenum	12,844	—	—	12,844	—	12,844

Total molybdenum sales	75,952	—	—	75,952	—	75,952

($ in millions)
Operating income (loss)	$103.3	29.1	4.1	1,738.9	(132.2)	1,606.7
Special items and provisions, net	0.3	(3.2)	—	(10.5)	(0.8)	(11.3)

Operating income (loss) before special items and provisions, net	$103.0	32.3	4.1	1,749.4	(131.4)	1,618.0

Refer to segment discussion on pages 72 through 78.
Revenues, operating costs and expenses of PDMC’s segments included allocations that may not be reflective of market conditions. Additionally, certain costs were not allocated to the reportable segments. (Refer to pages 72 and 73 for further discussion.)

Sales of Copper (U.S. and South America) and
Molybdenum
     PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the Company’s U.S. mines. Intersegment revenues of individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers based on realized copper prices, which includes the impact of net copper pricing adjustments mostly associated with our 2005, 2006 and 2007 copper collars and copper put options. Therefore, the following discussion and analysis combines U.S. Mining Operations with the Manufacturing and Sales segments, along with other mining activities. The Sales segment also sells any copper not sold by PDMC’s South American Mines to third parties. In 2006, the South American Mines sold approximately 41 percent of their copper to the Sales segment, compared with approximately 45 percent in 2005 and 41 percent in 2004. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately realizes due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums. These sales are reflected in the Manufacturing and Sales segments.
($ in millions)

	2006	2005	2004

U.S. Mining Operations (A)(C):
Unaffiliated customers	$6,879.1	4,182.3	3,518.5
Intersegment elimination	(1,412.2)	(814.8)	(663.7)

	5,466.9	3,367.5	2,854.8

South American Mines (B)(C):
Unaffiliated customers	2,029.6	977.1	939.6
Intersegment	1,412.2	814.8	663.7

	3,441.8	1,791.9	1,603.3

Primary Molybdenum:
Unaffiliated customers	1,747.7	1,938.1	985.3
Intersegment	—	—	—

	1,747.7	1,938.1	985.3

Total PDMC:
Unaffiliated customers	$10,656.4	7,097.5	5,443.4

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

(C)	For the year ended December 31, 2006, U.S. Mining Operations were negatively impacted by pre-tax net copper pricing adjustments of approximately $1.0 billion associated with our copper collar and copper put options. For the year ended December 31, 2005, U.S. Mining Operations and South American Mines were negatively impacted by net copper pricing adjustments of $277.7 million and $132.8 million, respectively, associated with our copper collar and copper put options.
     The impact of net copper pricing adjustments associated with our copper collars and copper put options is allocated to our U.S. Mining Operations based on their percentage of annual sales. These adjustments are not allocated to our South American Mines; however, in 2005, El Abra entered into a zero-premium copper collar program. The following table summarizes, on a segment basis, the impact of net pre-tax copper pricing adjustments associated with our copper collars and copper put options for the years 2006 and 2005:
($ in millions)

	2006	2005

U.S. Mining Operations:
Morenci	$(552.4)	(138.1)
Bagdad	(131.8)	(42.4)
Sierrita	(112.9)	(32.3)
Chino	(136.8)	(40.7)
Tyrone	(50.8)	(16.5)
Manufacturing	(5.1)	(0.9)
Other	(19.1)	(6.8)

	(1,008.9)	(277.7)

South American Mines:
El Abra	—	(132.8)

	$(1,008.9)	(410.5)

U.S. Mining Operations – Sales
     Sales and other operating revenues by U.S. Mining Operations increased $2.1 billion, or 62 percent, in 2006 compared with 2005 primarily due to higher realized copper prices (approximately $2.0 billion) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options.
     In 2005, sales and other operating revenues by U.S. Mining Operations increased $512.7 million, or 18 percent, compared with 2004 primarily due to higher realized copper prices (approximately $553 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by lower copper sales volumes, including purchased copper (approximately $45 million).
South American Mines – Sales
     Sales and other operating revenues by South American Mines increased $1.6 billion, or 92 percent, in 2006 compared with 2005 primarily due to higher realized copper prices (approximately $1.7 billion).
     In 2005, sales and other operating revenues by South American Mines increased $188.6 million, or 12 percent, compared with 2004 primarily due to higher realized copper prices (approximately $329 million) including the negative impact of higher net copper pricing adjustments for El Abra’s 2005 copper collars, and higher precious metals revenue (approximately $6 million); partially offset by lower copper sales volumes (approximately $105 million) including purchased copper, and higher markdown of concentrates from cathode prices due to higher treatment and refining charges (approximately $59 million).
Primary Molybdenum – Sales
     Sales and other operating revenues by Primary Molybdenum decreased $190.4 million, or 10 percent, in 2006 compared with 2005 primarily due to lower average molybdenum realizations (approxi-

mately $310 million), which were partially offset by higher primary molybdenum sales volumes (approximately $113 million).
     In 2005, sales and other operating revenues by Primary Molybdenum increased $952.8 million, or 97 percent, compared with 2004 primarily due to higher average molybdenum realizations (approximately $962 million) and higher molybdenum tolling revenue (approximately $24 million); partially offset by lower primary molybdenum sales volumes (approximately $40 million).
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
Note: Supplemental Data
     The following table summarizes PDMC’s operating income, special pre-tax items and provisions, net, and the resultant operating income excluding these special items and provisions, net, for the years 2006, 2005 and 2004:
($ in millions)

	2006	2005	2004

Segment operating income:
U.S. Mining Operations (A)(C)	$1,642.8	814.3	796.4
South American Mines (B)(C)	2,283.8	791.3	707.0
Primary Molybdenum	439.1	324.3	103.3

	$4,365.7	1,929.9	1,606.7

Special, pre-tax items and provisions, net:
U.S. Mining Operations (A)	$(52.5)	(446.5)	(11.6)
South American Mines (B)	—	—	—
Primary Molybdenum	6.9	(0.8)	0.3

	$(45.6)	(447.3)	(11.3)

Segment operating income excluding special items and provisions, net:
U.S. Mining Operations (A)(C)	$1,695.3	1,260.8	808.0
South American Mines (B)(C)	2,283.8	791.3	707.0
Primary Molybdenum	432.2	325.1	103.0

	$4,411.3	2,377.2	1,618.0

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.

(C)	For the year ended December 31, 2006, U.S. Mining Operations were negatively impacted by pre-tax net copper pricing adjustments of approximately $1.0 billion associated with our copper collar and copper put options. For the year ended December 31, 2005, U.S. Mining Operations and South American Mines were negatively impacted by net copper pricing adjustments of $277.7 million and $132.8 million, respectively, associated with our copper collar and copper put options.
Note: Our non-GAAP measure of special items and provisions, net, may not be comparable to similarly titled measures reported by other companies.
U.S. Mining Operations – Operating Income
     U.S. Mining Operations reported operating income of $1.6 billion, including special, net pre-tax charges of $52.5 million in 2006, compared with $814.3 million, including special, net pre-tax charges of $446.5 million in 2005, and operating income of $796.4 million, including special, net pre-tax charges of $11.6 million in 2004. (Refer to the separate discussion of PDMC’s U.S. Mining Operations below for further discussion.)
Morenci Segment – Operating Income
     The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes and copper concentrates. We own an 85 percent undivided interest in Morenci, an unincorporated joint venture, and apply the proportional consolidation method of accounting.
     On June 1, 2005, the Company’s board of directors approved expenditures of $210 million (100 percent basis) to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which has been idle since 2001. The concentrate-leach facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology that has been demonstrated at our Bagdad copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. We also accelerated the restart of the Morenci concentrator, which produced approximately 52,000 tons of concentrate in 2006. Phelps Dodge’s share of the concentrate produced by Morenci has been, and will continue to be, treated at our smelter located in Miami, Arizona, until the Morenci concentrate-leach, direct-electrowinning facility is completed. To date, approximately $128 million (PD’s share) has been spent for the concentrate-leach, direct-electrowinning facility and restart of the concentrator, of which approximately $112 million (PD’s share) was spent during 2006.
     Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest copper operations, resulting in the impairment of certain assets in the 2005 second quarter. (Refer to Note 3, Special Items and Provisions, Net, for further discussion.)
     Operating income of $820.6 million for 2006 increased $420.7 million compared with 2005 primarily due to higher realized copper prices (approximately $517 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher copper sales volumes (approximately $19 million); partially offset by higher cost of copper production (approximately $113 million). Higher cost of copper production primarily was due to higher labor, supply, operating and repair costs (approximately $160 million) mostly associated with the restart of milling operations and increased mining rates, and higher smelting, refining and freight costs (approximately $15 million) due to higher concentrate production associated with the restart of the concentra-

tor; partially offset by an increase in work-in-process inventories (approximately $60 million).
     Operating income of $399.9 million for 2005 increased $24.2 million compared with 2004 primarily due to higher realized copper prices (approximately $135 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by higher cost of copper production (approximately $70 million) and lower copper sales volumes (approximately $45 million). Higher cost of copper production primarily was due to (i) higher operating and repair costs (approximately $63 million) mostly associated with higher supply costs, 2005 first quarter weather-related events and initial preparations for the restart of milling operations, (ii) higher energy costs (approximately $25 million) and (iii) higher freight costs (approximately $7 million); partially offset by lower depreciation expense (approximately $13 million) primarily due to lower production and depreciation rates, and an increase in work-in-process inventories (approximately $7 million).
Bagdad Segment – Operating Income
     Our wholly owned Bagdad open-pit mine, located in northwest Arizona, produces copper and molybdenum concentrates and electrowon copper cathodes.
     Operating income of $317.8 million for 2006 decreased $72.0 million compared with 2005 primarily due to lower by-product molybdenum revenues (approximately $103 million) mostly resulting from lower average molybdenum prices, lower copper sales volumes (approximately $59 million) and higher cost of copper production (approximately $23 million); partially offset by higher realized copper prices (approximately $123 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options. Higher cost of copper production primarily was due to higher labor, supply and maintenance costs (approximately $28 million) and higher electricity and diesel costs (approximately $12 million); partially offset by lower smelting, refining and freight costs (approximately $14 million) resulting from lower concentrate production.
     Operating income of $389.8 million for 2005 increased $214.9 million compared with 2004 primarily due to higher by-product molybdenum revenues (approximately $234 million) resulting from higher average molybdenum prices and volumes, and higher realized copper prices (approximately $41 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options; partially offset by higher cost of copper production (approximately $49 million) and lower copper sales volumes (approximately $23 million). Higher cost of copper production primarily was due to (i) higher labor, supply and maintenance costs (approximately $18 million), (ii) higher diesel costs (approximately $9 million), (iii) higher smelting, refining and freight costs (approximately $6 million) resulting from higher concentrate production volume, (iv) higher depreciation expense (approximately $4 million), (v) higher severance and property taxes (approximately $4 million) due to higher copper and molybdenum prices and (vi) the mitigation of damage and additional costs necessitated by record rainfall in the 2005 first quarter (approximately $4 million).
Sierrita Segment – Operating Income
     Our wholly owned Sierrita open-pit mine, located near Green Valley, Arizona, produces copper and molybdenum concentrates, electrowon copper cathodes and copper sulfate. During 2006, Sierrita’s production of copper sulfate totaled 8.3 million pounds. Copper sulfate’s copper content is approximately 25 percent of an electrowon copper cathode. Therefore, the production of copper sulfate for 2006 resulted in a reduction of Sierrita’s electrowon copper cathode production by 2.1 million pounds.
     Operating income of $559.8 million for 2006 decreased $9.0 million compared with 2005 primarily due to lower by-product molybdenum revenues (approximately $106 million) resulting from lower average molybdenum prices, and higher cost of copper production (approximately $30 million); partially offset by higher realized copper prices (approximately $132 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options. Higher cost of copper production was primarily due to higher supply costs (approximately $12 million) mostly associated with reagents and diesel fuel, higher severance and property taxes (approximately $6 million) mostly resulting from higher copper prices, and higher smelting, refining and freight costs (approximately $6 million), and higher labor costs (approximately $5 million).
     Operating income of $568.8 million for 2005 increased $304.5 million compared with 2004 primarily due to higher by-product molybdenum revenues (approximately $300 million) resulting from higher average molybdenum prices, higher realized copper prices (approximately $35 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher copper sales volumes (approximately $7 million); partially offset by higher cost of copper production (approximately $38 million). Higher cost of copper production primarily was due to higher mining and milling rates (approximately $21 million) associated with ramped-up operations, higher diesel costs (approximately $5 million) and higher severance and property taxes (approximately $5 million) resulting from higher copper and molybdenum prices and volumes.
Chino/Cobre Segment – Operating Income (Loss)
     Our wholly owned Chino open-pit mine, located near Silver City, New Mexico, produces electrowon copper cathodes and copper and molybdenum concentrates. The segment also includes our wholly owned Cobre mine, which is adjacent to the Chino mine and is currently on care-and-maintenance status.
     Operating income of $148.1 million for 2006 increased $163.4 million compared with 2005 primarily due to higher realized copper prices (approximately $148 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and lower special, net pre-tax charges ($40.0 million) associated with both the absence of asset impairment charges recognized at Cobre in the 2005 second quarter and higher 2006 pre-tax charges for environmental provisions (refer to Note 3, Special Items and Provisions, Net, for further discussion); partially offset by lower copper sales volumes (approximately $36 million).
     An operating loss of $15.3 million for 2005 was unfavorable by $72.9 million compared with 2004 primarily due to higher special, net pre-tax charges ($63.3 million) mostly associated with asset impairment charges recognized at Cobre in the 2005 second quarter (refer to Note 3, Special Items and Provisions, Net, for further discussion) and higher cost of copper production (approximately $103 million); partially offset by higher copper sales volumes (approximately $34 million), higher realized copper prices (approximately $44 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and higher by-product molybdenum revenues (approximately $17 million) resulting from higher average prices and volumes. Higher cost of copper production primarily was due to (i) higher mining and milling costs (approximately $71 million) resulting from the restart of milling operations and ramp-up of mining operations, including increased stripping costs, (ii) higher smelting and refining costs related to increased concentrate production (approximately $15 million), (iii) a decrease in heap-leach and work-in-process inventories (approximately $5 million) and (iv) higher depreciation expense (approximately $6 million) due to higher production volumes and straight-line depreciation of equipment.
Tyrone Segment – Operating Income (Loss)
     Our wholly owned Tyrone open-pit mine, located near Tyrone, New Mexico, produces electrowon copper cathodes.
     Operating income of $43.5 million for 2006 increased $252.6 million compared with 2005 primarily due to (i) lower special, net pre-tax charges ($213.5 million) mostly associated with the absence of asset impairment charges recognized in the 2005 second quarter (refer to Note 3, Special Items and Provisions, Net, for further discussion), (ii) higher realized copper prices (approximately $47 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, and (iii) lower mining costs (approximately $17 million) resulting from a decrease in tons mined; partially offset by lower copper sales volumes (approximately $26 million).
     An operating loss of $209.1 million for 2005 was unfavorable by $232.0 million compared with 2004 primarily due to higher special, net pre-tax charges ($209.9 million) mostly associated with asset impairment charges recognized in the 2005 second quarter (refer to Note 3, Special Items and Provisions, Net, for further discussion), higher mining costs (approximately $36 million) resulting from an increase in tons mined, and lower copper sales volumes (approximately $7 million); partially offset by the effect of higher realized copper prices (approximately $16 million) including the negative impact of higher net copper pricing adjustments for our copper collars and copper put options, an increase in heap-leach and work-in-process inventories (approximately $5 million) and lower depreciation expense (approximately $4 million) mostly due to lower production.
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
     On October 15, 2006, the Miami smelter was shut down to perform maintenance and repair on its furnace lining, as well as other routine maintenance. The smelter restarted on November 6, 2006.
     An operating loss of $31.5 million for 2006 was favorable by $116.6 million compared with 2005 primarily due to lower special, net pre-tax charges ($151.7 million) mostly associated with the absence of asset impairment charges recognized at the Chino smelter and Miami refinery in the 2005 second quarter (refer to Note 3, Special Items and Provisions, Net, for further discussion); partially offset by lower smelter revenues (approximately $10 million) mostly due to the temporary shutdown of the Miami smelter in the 2006 fourth quarter and higher smelter operating costs (approximately $25 million) primarily due to higher maintenance and supply costs and full amortization of the July 2005 smelter shutdown.
     An operating loss of $148.1 million for 2005 was unfavorable by $177.2 million compared with 2004 primarily due to (i) higher special, net pre-tax charges ($150.8 million) mostly associated with asset impairment charges at the Chino smelter and Miami refinery in the 2005 second quarter (refer to Note 3, Special Items and Provisions, Net, for further discussion), (ii) higher energy costs (approximately $10 million), (iii) higher costs associated with a fire at our Norwich rod mill in January 2005 (approximately $4 million) and (iv) higher smelter turnaround amortization (approximately $4 million) primarily due to the early maintenance turnaround of the Miami smelter in July 2005.
Sales Segment – Operating Income
     The Sales segment functions as an agent to purchase and sell copper from our U.S. mines and Manufacturing segment. It also purchases and sells any copper not sold by our South American Mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate. Copper rod historically was sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment. Since the disposition of those businesses, we have continued to sell copper rod and certain copper alloys to them.
     Operating income of $8.1 million for 2006 increased by $6.4 million compared with 2005 primarily due to higher treatment, refining and other charges (approximately $7 million) associated with the resale of South American concentrate.
     Operating income of $1.7 million for 2005 was slightly lower than operating income of $4.1 million for 2004.
PDMC Other – Operating Loss
     PDMC Other, although not a reportable segment, includes our worldwide mineral exploration and development programs, a process technology center whose primary activities comprise improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami, Bisbee and Tohono operations, and eliminations within PDMC.
     An operating loss of $223.6 million for 2006 was unfavorable by $50.2 million compared with 2005 primarily due to higher exploration spending, including feasibility studies, (approximately $16 million) mostly in central Africa and at our U.S. mines, higher employee and variable incentive compensation expense (approximately $13 million) and the absence of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million).
     An operating loss of $173.4 million for 2005 was unfavorable by $41.2 million compared with 2004 primarily due to higher exploration spending, including feasibility studies, (approximately $45 million) mostly in central Africa and at our U.S. mines, higher research expense due to project development work at our Process Technology Center (approximately $15 million) and recognition of a 2005 first quarter gain associated with the sale of an exploration property (approximately $10 million); partially offset by higher special, net pre-tax charges ($24.6 million).
South American Mines – Operating Income
     South American Mines reported operating income of $2.3 billion for 2006, compared with operating income of $791.3 million in 2005 and $707.0 million in 2004. (Refer to the separate discussion of PDMC’s South American Mines below for further discussion.)
Candelaria/Ojos del Salado Segment – Operating Income
     The Candelaria open-pit and underground mine, located near Copiapó in northern Chile, produces copper concentrates. We own an 80 percent partnership interest in Candelaria, a Chilean contractual mining company, which we fully consolidate (and report minority interest).
     This segment also includes the nearby Ojos del Salado underground mine that produces copper concentrates. On December 22, 2005, Ojos del Salado completed a general capital increase transaction in which SMMA Candelaria, Inc. acquired a 20 percent partnership interest in Ojos del Salado, thereby reducing Phelps Dodge’s interest from 100 percent to its current 80 percent. Phelps Dodge continues to retain a majority interest in Ojos del Salado, which we fully consolidate (and report minority interest). (Refer to Change in Interest Gains on page 82 for further discussion of this transaction.)
     Operating income of $794.7 million for 2006 increased $487.9 million compared with 2005 primarily due to higher realized copper prices (approximately $592 million); partially offset by higher cost of copper production (approximately $124 million). Higher cost of copper production primarily was due to higher smelting and refining costs (approximately $91 million) and higher mining and milling costs (approximately $68 million) mostly associated with higher underground production and higher repair, labor and supply costs; partially offset by an increase in work-in-process inventories (approximately $14 million) and higher precious metals revenue (approximately $24 million) due to higher volumes and prices.
     Operating income of $306.8 million for 2005 increased $3.5 million compared with 2004 primarily due to higher realized copper prices (approximately $153 million); partially offset by higher cost of copper production (approximately $91 million) and lower copper sales volumes (approximately $58 million) due to lower copper ore grade mined and harder ore, which affected mill throughput. Higher cost of copper production primarily was due to (i) higher mining and milling costs (approximately $43 million) associated with higher repair, labor, supply and energy costs, (ii) the ramp-up of production at Ojos del Salado (approximately $21 million), (iii) higher smelting and refining costs (approximately $24 million), (iv) a decrease in work-in-process inventories (approximately $8 million) and (v) lower precious metals revenue (approximately $5 million); partially offset by lower depreciation expense (approximately $15 million) primarily due to increased ore reserves.
Cerro Verde Segment – Operating Income
     The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes and copper concentrates. On June 1, 2005, Cerro Verde completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring an equity position in Cerro Verde totaling 21.0 percent. Buenaventura also increased its ownership position in Cerro Verde to approximately 18.2 percent, and the remaining minority shareholders owned approximately 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s equity interest in Cerro Verde was reduced from 82.5 percent to its current 53.56 percent. Phelps Dodge continues to maintain a majority interest in Cerro Verde, which we fully consolidate (and report minority interests). (Refer to Change in Interest Gains on page 82 for further discussion of this transaction.)
     In early February 2005, the Phelps Dodge board of directors approved proceeding with an approximate $850 million expansion of the Cerro Verde mine simultaneously with financing efforts. On September 30, 2005, the Company obtained debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion. Additionally, on April 27, 2006, the first series of Peruvian bonds was issued for total proceeds of $90.0 million, which was used to fund the expansion. At December 31, 2006, Cerro Verde’s outstanding project-financed debt totaled $202.0 million. In addition to the debt-financing facilities and proceeds from the April 27, 2006, bond issuance, the $441.8 million (net of $1.0 million of expenses) invested by SMM Cerro Verde Netherlands B.V., Buenaventura and other minority shareholders to establish or increase their ownership interest in Cerro Verde has been a major source of funds for the expansion. To date, approximately $825 million has been spent on the Cerro Verde expansion, of which approximately $516 million was spent during 2006. We expect project expenditures associated with the expansion to total approximately $880 million.
     The expansion permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.5 billion tons of sulfide ore reserves averaging 0.47 percent copper and 0.02 percent molybdenum will be processed through the new concentrator. Processing of the sulfide ore began in the 2006 fourth quarter and the expanded production rate should be achieved in the first half of 2007. The current copper production at Cerro Verde is approximately 100,000 tons per year. After completion of the expansion, copper production initially is expected to be approximately 300,000 tons per year (approximately 160,700 tons per year for PD’s share). In addition, the expansion is expected to produce an average of approximately 3,900 tons of molybdenum per year (approximately 2,100 tons per year for PD’s share) for the next 10 years.

     Operating income of $418.2 million for 2006 increased $208.4 million from 2005 primarily due to higher realized copper prices (approximately $295 million) and higher copper sales volumes (approximately $18 million); partially offset by voluntary contributions to the Arequipa region (approximately $45 million — refer to pages 78 and 79 for further discussion of voluntary contributions to the Arequipa region), higher cost of copper production (approximately $32 million) and the reclassification of deferred profit sharing expense from provision for taxes on income (approximately $29 million). Higher cost of copper production primarily was due to higher costs related to mining and milling (approximately $10 million), depreciation expense (approximately $6 million) and smelting, refining and freight (approximately $5 million) mostly associated with the new sulfide expansion, and higher general and administrative costs (approximately $11 million).
     Operating income of $209.8 million for 2005 increased $79.8 million compared with 2004 primarily due to higher realized copper prices (approximately $90 million) including the negative impact of higher net pricing adjustments for our 2005 copper collars, and higher copper sales volumes (approximately $13 million); partially offset by higher cost of copper production (approximately $20 million). Higher cost of copper production included higher energy costs (approximately $13 million) and higher maintenance and supply costs (approximately $6 million).
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
     Operating income of $1.1 billion for 2006 increased $796.2 million from 2005 primarily due to higher realized copper prices (approximately $817 million) including the absence of net copper pricing adjustments for copper collars associated with El Abra’s 2005 production, and higher copper sales volumes (approximately $28 million); partially offset by higher cost of copper production (approximately $50 million). Higher cost of copper production primarily was due to higher operating costs (approximately $29 million) mostly associated with higher labor, diesel, contractor and maintenance costs, and a decrease in heap-leach and work-in-process inventories (approximately $22 million).
     Operating income of $274.7 million for 2005 increased $1.0 million compared with 2004 primarily due to higher realized copper prices (approximately $63 million) including the negative impact of higher net copper pricing adjustments for copper collars associated with El Abra’s 2005 production; partially offset by lower copper sales volumes (approximately $21 million) and higher cost of copper production (approximately $41 million). Higher cost of copper production primarily was due to (i) higher operating costs (approximately $30 million) associated with supplies, labor, energy and contracted services, (ii) higher leased equipment and maintenance costs (approximately $9 million), (iii) the unfavorable impact of exchange rates (approximately $8 million) and (iv) higher freight costs (approximately $5 million); partially offset by a decrease in heap-leach and work-in-process inventories (approximately $15 million).
Primary Molybdenum – Operating Income
     Primary Molybdenum includes our wholly owned Henderson and Climax molybdenum mines in Colorado and conversion facilities in the United States and Europe. Henderson produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.
     In 2004, based on rapidly increasing molybdenum prices and our view of market fundamentals for molybdenum, we increased annual production at Henderson to 28 million pounds, and in 2005, annual production was further increased to 32 million pounds. In the 2006 second quarter, Henderson reached a production capacity of 40 million pounds per year. It produced 37 million pounds during 2006. The total cost to add the increased capacity was approximately $24 million, of which approximately $19 million was spent during 2006.
     On April 5, 2006, the Company’s board of directors conditionally approved the restart of the Climax mine near Leadville, Colorado, which has been on care-and-maintenance status since 1995. Final approval is contingent upon completion of a new mill feasibility study and obtaining all required operating permits and regulatory approvals. A pre-feasibility study indicates that the open-pit mine could annually produce approximately 20 million to 30 million pounds of molybdenum contained in high-quality concentrates at highly competitive per-pound production costs. The restart of the Climax mine will require a capital investment of approximately $200 million to $250 million for a new, state-of-the-art concentrator and associated facilities. Assuming favorable market conditions and timely receipt of permits, the Company expects to have the Climax mine in production by the end of 2009.
     The molybdenum market is generally characterized by cyclical and volatile prices, little product differentiation and strong competition. The annual Metals Week Dealer Oxide mean price was $24.75 per pound in 2006, versus $31.73 and $16.41 per pound in 2005 and 2004, respectively. Prices for chemical products are generally less directly based on the previously noted reference prices. Prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, governmental regulatory actions, inventory levels, currency exchange rates and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. Approximately 65 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum price levels.
     Our expected 2007 annual molybdenum production is approximately 76 million pounds (approximately 38 million pounds from our primary molybdenum mine and 38 million pounds from by-product mines). More than 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). The other sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges. Based upon the assumption that, depending on customer and product mix at the time, approximately 75 percent of our molybdenum sales are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $57 million.
     Operating income of $439.1 million for 2006 increased $114.8 million compared with 2005 primarily due to lower cost of molybdenum purchased from third parties, as well as lower-cost, by-product molybdenum purchased from certain of our U.S. copper operations (approximately $393 million) and higher average molybdenum sales volumes (approximately $113 million); partially offset by lower average molybdenum realizations (approximately $310 million) and higher production costs (approximately $84 million). Higher production costs primarily were associated with increased volumes and included higher cost of material drawn from inventory (approximately $50 million), higher operating costs at Henderson (approximately $20 million) mostly associated with labor, taxes and supplies, and higher conversion costs (approximately $10 million).
     Operating income of $324.3 million for 2005 increased $221.0 million compared with 2004 primarily due to higher average molybdenum realizations (approximately $962 million), higher tolling revenue (approximately $24 million) due to volume and price, and lower production costs (approximately $3 million); partially offset by higher cost of molybdenum purchased from third parties as well as higher-cost, by-product molybdenum purchased from certain of our U.S. copper operations (approximately $719 million), lower molybdenum sales volumes (approximately $40 million) and higher shutdown expenses (approximately $6 million). Lower production costs primarily resulted from lower cost of material drawn from inventory (approximately $57 million); partially offset by higher costs resulting from increased volumes that included (i) higher operating costs at Henderson (approximately $24 million) mostly associated with labor, maintenance and energy costs, (ii) higher conversion costs (approximately $11 million), (iii) higher tolling costs (approximately $8 million), (iv) higher depreciation expense (approximately $5 million) and (v) higher freight costs (approximately $4 million).
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
     Our decisions concerning temporary curtailment of certain mining operations also take into account molybdenum market conditions. This includes overall molybdenum market supply/demand fundamentals, inventory levels and published prices.
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
     Other steps necessary to recommence operations that had been temporarily closed include such actions as assembling an appropriate labor force, preparation and set-up of idle equipment and purchases of new equipment, restocking consumables and similar activities. We believe most of our temporarily curtailed facilities could be brought into production within a few months to a year depending on the status of applicable environmental permitting.
     Even though we continue to be optimistic about the strong copper and molybdenum markets, we will remain disciplined with our production profile. We will continue to configure our operations so that we can quickly respond both to positive and negative market demand and price swings.
     The following operations remained curtailed or partially curtailed in 2006:
•	Cobre mining and milling operations have remained curtailed since their temporary shutdown in March 1999, with the exception of limited mining activities. Permitting was initiated in 2005 to optimize future production with Chino’s mining operations.

•	The Miami mine has remained curtailed since its temporary shutdown in January 2002 as a result of then-current economic conditions. The Miami SX/EW operations continued to produce copper from residual leaching as of year-end 2006.
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
PDMC – Other Matters
     Cerro Verde
     On June 24, 2004, the executive branch of the Peruvian government approved legislation incorporating a royalty on mining activities, which would be assessed at a graduated rate of up to 3 percent on the value of Cerro Verde’s sales, net of certain related expenses. On June 28, 2006, an amendment to the royalty law was approved by the Peruvian congress, which granted the Peruvian tax authorities the right to levy mining royalties on all mining companies operating in Peru, including those with stability agreements. On July 21, 2006, the executive branch rejected the bill approved by the Peruvian congress on the grounds that the government cannot modify stability agreements entered into with mining companies without their consent. However, the government has requested that all mining companies make additional payments to local communities where they operate during times of high metal prices to partially offset proceeds that would have otherwise come from the royalty.
     Cerro Verde’s Mining Stability Agreement contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (refer to Provision for Taxes on Income on page 83 for further discussion of Cerro Verde’s reinvestment program associated with its sulfide expansion project). Cerro Verde’s reinvestment program associated with its sulfide expansion project has resulted in lower revenues being returned to the Arequipa region from the federal government under the mining law of Peru. Therefore, in August 2006, Cerro Verde entered into an agreement with mayors of local communities, the regional government and certain other social groups to make up a portion of the shortfall. Based on the agreement, Cerro Verde will pay approximately $5 million to the Arequipa region. Approximately $3 million of that amount was paid in 2006.
     Cerro Verde also agreed to conduct and fund technical studies for the construction of water and sewage treatment facilities in Arequipa. Based on the results of the studies, Cerro Verde will finance 50 percent of the construction of both facilities. The cost associated with the construction of these facilities is currently under review, but Cerro Verde’s share is expected to approximate $40 million, which was accrued at December 31, 2006.
     On August 24, 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions equal to 3.75 percent of after-tax profits to local development funds for a five-year period. Each company will negotiate individual agreements with the government. The Company has negotiated an agreement to pay the 3.75 percent contribution, of which 2.75 percent will be contributed to a local mining fund and 1.00 percent to a regional mining fund. The Company would also receive a credit against the local contribution for any contributions made to the Arequipa region for the partial financing of the construction of local water and sewage treatment facilities.
     Safford
     On September 16, 2005, BLM completed an Arizona land exchange with the Company. This action allowed us to advance our development of a copper mining operation approximately eight miles north of Safford, Arizona, which will include development of the Dos Pobres and San Juan copper ore bodies.
     On February 1, 2006, the Phelps Dodge board of directors conditionally approved development of the new copper mine near Safford, with final approval contingent upon receiving certain state permits needed for the mine. In May 2006, the Company received an aquifer protection permit from the Water Quality Division of ADEQ and, in early July 2006, received an air quality permit from the Air Quality Division of ADEQ. The Company has received all requisite permits and commenced construction in early August 2006. The Safford mine will require a capital investment of approximately $550 million. During 2006, approximately $100 million was spent on the project.
     We anticipate that the Safford mine will be in production during the first half of 2008, with full copper production initially expected to approximate 240 million pounds per year. Life of the operation is expected to be at least 18 years.
     Tenke Fungurume
     On November 2, 2005, Phelps Dodge, through a wholly owned subsidiary, exercised its option to acquire a controlling interest in the Tenke Fungurume copper/cobalt mining concessions in the Katanga province of the DRC. The action came after the government of the DRC and La Generale des Carrieres et des Mines (Gecamines), a state-owned mining company, executed amended agreements governing development of the concessions and after approval by DRC presidential decree. Phelps Dodge now holds an effective 57.75 percent interest in the project, along with Tenke Mining Corp. at 24.75 percent and Gecamines at 17.5 percent (non-dilutable). Phelps Dodge will be the operator of the project as it is developed and put into production. As part of the transaction, Gecamines will receive asset transfer payments totaling $50 million, of which $15 million was paid in November 2005, that are in addition to $50 million of asset transfer payments made to Gecamines prior to Phelps Dodge acquiring a controlling interest in the project. The remaining asset transfer payments will be paid over a period of approximately four years as specified project milestones are reached. Phelps Dodge is solely responsible for funding the next $10 million of asset transfer payments. Thereafter, Phelps Dodge will be responsible for funding 70 percent of the remaining asset transfer payments.
     On December 6, 2006, the Phelps Dodge board of directors conditionally approved the development of the Tenke Fungurume copper/cobalt mining project, with final approval contingent upon finalizing a series of agreements with La Societe Nationale d’Electricite (SNEL), the state-owned electric utility company serving the region. The initial project will include development of the mine as well as copper and cobalt processing facilities, and will require a capital investment of approximately $650 million. Phelps Dodge and Tenke Mining Corp. are responsible for funding 70 percent and 30 percent, respectively, of any advances for project development.
     Earthwork activity has commenced with initial focus on roads, plant-site cleaning and construction-camp installation. We anticipate the commencement of production in late 2008 or early 2009, with initial production of approximately 250 million pounds of copper (approximately 144 million pounds for PD’s share) and approximately 18 million pounds of cobalt (approximately 10 million pounds for PD’s share) per year for the first 10 years.

RESULTS OF PHELPS DODGE INDUSTRIES
     PDI, our international manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries, manufacture energy cables for international markets.
     In the 2006 first quarter, Phelps Dodge completed the sales of Columbian Chemicals, the North American magnet wire assets and HPC.
     (Refer to Note 2, Divestitures, for further discussion of these transactions.)
     Major financial results of PDI for the years 2006, 2005 and 2004 are summarized in the following table:
($ in millions)

	2006	2005	2004

Sales and other operating revenues to unaffiliated customers	$1,254.0	1,189.6	971.8
Operating income	$57.6	14.6	18.8
Operating income before special items and provisions, net	$73.4	33.2	30.2
Minority interests in consolidated subsidiaries	$(7.5)	(5.5)	(4.3)
Wire and Cable – Sales
     Wire and Cable reported sales to unaffiliated customers of $1.3 billion in 2006, compared with $1.2 billion in 2005 and $971.8 million in 2004. The increase of $64.4 million, or 5 percent, in 2006 compared with 2005 primarily was due to increased metal prices (approximately $328 million) and higher sales volumes (approximately $98 million) for energy cables and building wire in the international markets, and a favorable foreign exchange impact (approximately $11 million); partially offset by lower magnet wire sales (approximately $309 million) and HPC sales (approximately $69 million) due to the sale of those divisions in the 2006 first quarter.
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
Wire and Cable – Operating Income
     Wire and Cable reported operating income of $57.6 million in 2006, including special, net pre-tax charges of $15.8 million, compared with $14.6 million in 2005, including special, net pre-tax charges of $18.6 million, and operating income of $18.8 million in 2004, including special, net pre-tax charges of $11.4 million.
     Operating income in 2006 increased $43.0 million compared with 2005 primarily due to improved margins and higher sales volumes (approximately $42 million) for energy cables and building wire in international markets.
     Operating income in 2005 decreased $4.2 million compared with 2004 primarily due to higher special, net pre-tax charges ($7.2 million) and lower sales volumes and margins for magnet wire (approximately $10 million); partially offset by improved margins and higher sales volumes (approximately $10 million) for energy cables and building wire in the international markets, and lower depreciation expense (approximately $5 million).
     During 2006, operations outside the United States provided 89 percent of Wire and Cable’s sales, compared with 58 percent in 2005 and 56 percent in 2004. Additionally, operations outside the United States contributed 95 percent of PDI’s operating income in 2006, compared with 278 percent in 2005 and 174 percent in 2004. These changes reflect the sale of the North American magnet wire assets and HPC in the 2006 first quarter, which had a greater percentage of operations in the United States.
Note: Supplemental Data
     The following table summarizes Wire and Cable’s special items and provisions, net, included in operating income for the years 2006, 2005 and 2004 (refer to Note 3, Special Items and Provisions, Net, for further discussion):
($ in millions)

	2006	2005	2004

Environmental provisions, net	$—	(2.2)	(0.3)
Asset impairment charges	(5.6)	(2.5)	(0.6)
Dissolution of international Wire and Cable entity	(1.2)	—	—
Restructuring programs/closures	—	(0.7)	(10.5)
Sale of North American magnet wire assets:
Loss on disposal	(1.0)	—	—
Transaction and employee-related costs	(4.1)	(7.8)	—
Asset impairment charges	—	(5.4)	—
Sale of HPC:
Loss on disposal	(1.0)	—	—
Transaction and employee-related costs	(2.9)	—	—

Special, pre-tax items	$(15.8)	(18.6)	(11.4)

DISCONTINUED OPERATIONS
     On November 15, 2005, Phelps Dodge entered into an agreement to sell Columbian Chemicals. The transaction was completed on March 16, 2006, resulting in net sales proceeds of approximately $595 million (including approximately $100 million of Columbian’s foreign held cash and net of approximately $27 million in taxes and related expenses). As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented.
     The transaction resulted in net charges of $125.1 million ($73.5 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount, $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $30.3 million ($30.9 million after-tax) was recognized during 2006, which consisted of a loss on disposal of

$15.9 million ($15.2 million after-tax), transaction and employee-related costs of $14.4 million (before and after taxes) and a deferred income tax benefit reduction of $1.3 million.
     The following table details selected financial information, which has been reported as discontinued operations for the years 2006, 2005 and 2004:
($ in millions)

	2006	2005	2004

Sales and other operating revenues	$179.8	743.3	674.1

Income from discontinued operations before taxes and loss on disposal	$17.0	40.4	33.7
Loss on disposal, including transaction and employee-related costs	(30.3)	(94.8)	—
Benefit (provision) for taxes on income	(4.8)	37.0	(11.0)

Income (loss) from discontinued operations	$(18.1)	(17.4)	22.7

     We have not separately identified cash flows from discontinued operations, for the years 2006, 2005 and 2004 in the Company’s Consolidated Statement of Cash Flows.
OTHER MATTERS RELATING TO THE
CONSOLIDATED STATEMENT OF INCOME
Cost of Products Sold
     Cost of products sold was $6.8 billion in 2006, compared with $5.3 billion in 2005 and $4.2 billion in 2004. The 2006 increase of $1.5 billion primarily was attributable to higher purchased cathode and concentrate (approximately $941 million) mostly resulting from higher average copper prices, a net increase in copper and molybdenum production costs (approximately $327 million — refer to PDMC’s segments on pages 72 through 78 for further discussion) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $270 million).
     The 2005 increase of $1.1 billion primarily was attributable to an increase in copper and molybdenum production costs (approximately $481 million — refer to PDMC’s segments on pages 72 through 78 for further discussion), higher purchased cathode and concentrate (approximately $286 million) mostly resulting from higher realized copper prices, higher costs of molybdenum purchased from third parties (approximately $169 million) and increases at our Wire and Cable segment for third-party raw material purchases and higher sales volumes (approximately $149 million).
Selling and General Administrative Expense
     Selling and general administrative expense was $207.0 million in 2006, compared with $158.5 million in 2005 and $140.1 million in 2004. The 2006 increase of $48.5 million primarily resulted from (i) higher share-based compensation (approximately $10 million) mostly due to the adoption of SFAS No. 123-R, “Share-Based Payment,” (ii) higher employee costs (approximately $13 million) including expenses associated with company-wide annual incentive compensation plans, (iii) higher legal and professional fees (approximately $11 million), (iv) higher rent expense (approximately $4 million) and (v) higher mark-to-market adjustments for stock unit plans (approximately $4 million).
     The 2005 increase of $18.4 million primarily resulted from higher contributions to charitable organizations (approximately $4 million), higher salaries and wages (approximately $5 million) and higher restricted stock amortization (approximately $4 million) associated with the issuance of additional shares.
Exploration and Research Expense
     Exploration and research expense was $127.0 million in 2006, compared with $117.0 million in 2005 and $56.4 million in 2004. The 2006 increase of $10.0 million resulted from higher exploration spending, including feasibility studies, (approximately $16 million) primarily in central Africa; partially offset by a decrease in research expense for PDMC (approximately $5 million).
     The 2005 increase of $60.6 million resulted from higher exploration spending, including feasibility studies, (approximately $45 million) primarily in central Africa and at our U.S. mines, and higher research expense for PDMC (approximately $15 million).
Interest Expense, Net
     Interest expense, net of capitalized interest, was $19.0 million in 2006, compared with $62.3 million in 2005 and $122.9 million in 2004. The 2006 decrease of $43.3 million was primarily attributable to higher capitalized interest ($37.7 million) mostly associated with the Cerro Verde expansion, and net reductions related to the repayment of long-term debt during 2005 (approximately $17 million); partially offset by an increase associated with higher debt for the Cerro Verde expansion project (approximately $8 million).
     The 2005 decrease of $60.6 million primarily was attributable to net reductions related to the repayment of long-term debt during 2004 and 2005 (approximately $45 million) and higher capitalized interest (approximately $16 million) mostly associated with the Cerro Verde expansion.
     Third-party interest paid by the Company in 2006 was $68.6 million, compared with $88.0 million in 2005 and $134.6 million in 2004.
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
     In December 2004, the Company redeemed its 5.45 percent Greenlee County Pollution Control Bonds due June 1, 2009. These bonds had a book value of approximately $81 million and were redeemed for $82.7 million. This resulted in a 2004 fourth quarter pre-tax charge of $1.9 million ($1.6 million after-tax) for early debt extinguishment costs, including unamortized issuance costs of $0.3 million.
     In November 2004, the Company completed the full repayment of El Abra’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the lenders. The full repayment of long-term debt with a book value of approximately $316 million, including the November 2004 scheduled payment, resulted in a 2004 fourth quarter pre-tax charge of $2.8 million ($0.9 million after-tax and net of minority interest) for early debt extinguishment costs. The debt repayment had no impact on the full consolidation of El Abra as it continues to meet the criteria of a variable interest entity, and Phelps Dodge remains the primary beneficiary of this entity.
     In October 2004, the Company redeemed its 6.50 percent Air Quality Control Obligations due April 1, 2013. These bonds had a book value of approximately $90 million and were redeemed for $90.9 million. This resulted in a 2004 fourth quarter pre-tax charge of $0.9 million ($0.7 million after-tax) for early debt extinguishment costs.
     In June 2004, the Company completed the full repayment of Candelaria’s senior debt and executed the termination and release of the existing financing obligations and associated security package with the bank group. The full repayment of long-term debt with a book value of approximately $166 million, including the June 2004 scheduled payment, resulted in a 2004 second quarter pre-tax charge of $15.2 million ($10.1 million after-tax and net of minority interest) for early debt extinguishment costs, including unamortized issuance costs and the unwinding of associated floating-to-fixed interest rate swaps. The debt repayment had no impact on the full consolidation of Candelaria as it continues to meet the criteria of a variable interest entity, and Phelps Dodge remains the primary beneficiary of this entity.
     In March 2004, the Company redeemed its 8.375 percent debentures due in 2023. These debentures had a book value of approximately $149 million and were redeemed for a total of $152.7 million, plus accrued interest. This resulted in a 2004 first quarter pre-tax charge of $3.9 million ($3.1 million after-tax) for early debt extinguishment costs, including certain purchase premiums of $1.1 million.
     In March 2004, the Company completed tender offers for its 6.625 percent Notes due in 2005 and its 7.375 percent Notes due in 2007. The tender offers resulted in the retirement of long-term debt with a book value of approximately $305 million, which resulted in a 2004 first quarter pre-tax charge of $18.5 million ($14.5 million after-tax) for early debt extinguishment costs, including purchase premiums.
Inco Termination Fee
     On June 25, 2006, Phelps Dodge, Inco and Falconbridge Ltd. (Falconbridge) entered into a Combination Agreement (the Agreement). On July 28, 2006, as the minimum tender condition of 50.01 percent of Falconbridge common shares had not been satisfied, Inco elected to terminate its offer for Falconbridge, and on September 5, 2006, Phelps Dodge and Inco agreed to terminate the Agreement.
     In connection with terminating the Agreement, Phelps Dodge recognized a pre-tax net gain of $435.1 million ($330.7 million after-tax). The termination fee consisted of gross proceeds of approximately $356 million (approximately $316 million net of expenses) received during 2006. We also recorded an income tax receivable of approximately $119 million for the remaining proceeds associated with Canadian income taxes withheld, which we expect to receive in 2007.
Gain on Sale of Cost-Basis Investment
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, SPCC, Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). The transaction resulted in a 2005 pre-tax gain of $438.4 million ($388.0 million after-tax).
Change in Interest Gains
     In the 2005 second quarter, our Cerro Verde copper mine completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring a 21.0 percent equity interest in Cerro Verde. In addition, Buenaventura increased its ownership position in Cerro Verde to approximately 18.2 percent, and the remaining minority shareholders owned approximately 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s equity interest in Cerro Verde was reduced from 82.5 percent to its current 53.56 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V., Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The transaction resulted in a 2005 pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change in interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. has been used to partially finance the approximate $850 million Cerro Verde expansion. (Refer to page 76 for further discussion of the Cerro Verde mine expansion.)
     In the 2005 fourth quarter, Ojos del Salado completed a general capital increase transaction. The transaction resulted in SMMA Candelaria, Inc. acquiring a 20 percent partnership interest in Ojos del Salado, thereby reducing Phelps Dodge’s interest from 100 percent to its current 80 percent. In connection with the transaction, Ojos del Salado issued 2,500 of its Series B Preferential Stock (Series B Common Shares) at $10,000 per share to SMMA Candelaria, Inc. and received $24.8 million in cash (net of $0.2 million in expenses). The transaction resulted in a 2005 pre-tax gain of $8.8 million (before and after taxes) associated with our change in interest.
Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net was $190.9 million in 2006, compared with $93.3 million in 2005 and $45.3 million in 2004. The 2006 increase of $97.6 million primarily resulted from higher interest income ($115.9 million); partially offset by lower dividends received from SPCC ($40.5 million) due to the sale of our investment in SPCC in the 2005 second quarter.

     The 2005 increase of $48.0 million primarily resulted from higher dividends received from SPCC during the first half of 2005 ($13.8 million), higher interest income ($47.5 million) and the absence of the 2004 write-downs of cost-basis investments ($11.1 million); partially offset by decreases resulting from the absence of the 2004 gains from the sale of uranium royalty rights in Australia ($10.1 million) and settlement of an historical legal matter ($9.5 million).
Provision for Taxes on Income
     The Company’s effective income tax rate was 20.9 percent for 2006, compared with 24.6 percent for 2005 and 9.7 percent for 2004. The difference between our effective income tax rate for 2006 and the U.S. federal statutory rate of 35 percent primarily was due to (i) U.S. percentage depletion deductions, (ii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion, (iii) the release of valuation allowances on U.S. minimum tax credit carryforwards and U.S. state net operating losses and (iv) differences in U.S. and foreign income tax rates.
     During the 2006 fourth quarter, the Company determined that it had incorrectly accounted for the accrual of withholding taxes at El Abra associated with dividends to be paid to its partner CODELCO, a Chilean state-owned company. Upon further review of the Chilean tax structure, we determined withholding tax should be accrued only for the Company’s 51 percent partnership interest. These adjustments have no impact on the Company’s revenues, operating income, pre-tax income, net income, earnings per share or cash flows and are immaterial to the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2005 and 2006, as well as for the interim periods within those years. In the 2006 fourth quarter, we recorded a decrease of $110.0 million to provision for taxes on income, with an offsetting charge to minority interests in consolidated subsidiaries, which reflected the cumulative impact of the unrecorded amounts as of September 30, 2006. This amount consisted of $13.8 million for 2004, $21.6 million for 2005 and $76.7 million for the first nine months of 2006.
     The difference between our effective income tax rate for 2005 and the U.S. federal statutory rate of 35 percent primarily was due to (i) withholding taxes on Candelaria’s dividends and unremitted earnings, (ii) U.S. percentage depletion deductions, (iii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion and (iv) deferred income taxes not being provided on the Cerro Verde and Ojos del Salado change-in-interest gains, as the related proceeds were expected to be permanently reinvested in those entities.
     The difference between our effective income tax rate for 2004 and the U.S. federal statutory rate of 35 percent primarily was due to percentage depletion deductions and the release of valuation allowances associated with net operating loss carryforwards and other deferred tax assets that were determined to be realizable as a result of increased taxable income from improved commodity prices.
     Phelps Dodge provides reserves for various unresolved tax issues. During 2006, certain of these issues were favorably resolved resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $16 million.
     In addition, a change in Arizona tax law impacting the apportionment of income became effective January 2006, which resulted in a reduction of the Company’s income tax provision from continuing operations of approximately $3 million.
     In December 2006, the Company repatriated approximately $88 million (PD’s share) of cash from its Ojos del Salado operation. In December 2005, the Company repatriated approximately $240 million (PD’s share) of cash from international operations, including Candelaria. As a result, the Company recognized taxes on foreign dividends of $1.5 million and $82.5 million in the 2006 and 2005 fourth quarters, respectively.
     Concurrent with its decision to repatriate cash, the Company determined that Ojos del Salado and Candelaria’s earnings would no longer be indefinitely reinvested outside the United States. Accordingly, we increased our 2006 income tax provision by approximately $18 million related to Ojos del Salado’s 2006 earnings and recognized a charge of $9.5 million ($7.6 million net of minority interest) associated with Ojos del Salado’s unremitted earnings. Additionally, in 2005, we increased our income tax provision by approximately $47 million related to Candelaria’s 2005 earnings and recognized a charge of $43.1 million ($34.5 million net of minority interest) associated with Candelaria’s unremitted earnings.
     The Internal Revenue Service (IRS) has completed its audit of the pre-acquisition Cyprus Amax income tax returns for the years 1997 through October 15, 1999. The IRS has also completed its audit of Phelps Dodge’s federal income tax returns for the years 2000 through 2002. The examinations resulted in insignificant adjustments that will not have a material adverse effect on our consolidated financial condition or results of operations. The audit reports must be reviewed and approved by the Congressional Joint Committee on Taxation before they can become final. We expect this process to be completed by the end of 2007.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that approximately $800 million of its sulfide expansion project qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest its qualifying profits of up to $800 million during the four-year period from 2004 through 2007, which could be extended in the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. As of December 31, 2006, Cerro Verde had spent the maximum $800 million on the sulfide expansion project, generating a total benefit of approximately $240 million. During 2006 and 2005, Cerro Verde recognized current reinvestment tax benefits of approximately $95 million and $46 million, respectively, and deferred tax benefits of approximately $57 million and $42 million, respectively. At December 31, 2006, Cerro Verde had a total deferred tax asset of approximately $99 million associated with its sulfide expansion project.
     (Refer to Note 8, Income Taxes, for further discussion of the Company’s provision for taxes on income.)

Minority Interests in Consolidated Subsidiaries
     Minority interests in consolidated subsidiaries totaled $792.4 million for 2006, compared with $190.4 million in 2005 and $201.1 million in 2004. The 2006 increase of $602.0 million primarily was due to an increase in net earnings at our South American mining operations (approximately $529 million) and the reduction of our ownership interest in Cerro Verde and Ojos del Salado during 2005 (approximately $62 million).
     The 2005 decrease of $10.7 million primarily was due to lower net earnings at our South American mining operations (approximately $38 million), the absence of the 2004 reversal of the El Abra deferred tax asset valuation allowance ($15.1 million) and the 2005 impact associated with taxes on unremitted foreign earnings at Candelaria ($8.6 million); partially offset by the reduction of our ownership interests in Cerro Verde during the 2005 second quarter (approximately $52 million).
Cumulative Effect of Accounting Change
     Effective December 31, 2005, the Company adopted FIN 47, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. With the adoption of FIN 47, we recognize conditional asset retirement obligations (AROs) as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional ARO is factored into the measurement of the liability. Upon adoption, we recorded an increase of $17.9 million to our closure and reclamation reserve, a net increase of $4.4 million in our mining properties’ assets and a cumulative effect loss of $10.1 million, net of deferred income taxes of $3.4 million.
Pensions and Other Postretirement Benefits
     During 2005 and 2004, the Company made cash contributions of $250 million and $85 million, respectively, to the Retirement Plan and U.S. pension plans for bargained employees. Due to better-than-expected returns for the past three years, combined with these contributions, the entire projected benefit obligation for these plans was funded at December 31, 2006, with no minimum cash contribution due for these plans in 2007. We do not anticipate any further appreciable funding requirements for these plans through 2008.
     Our pension expense was $10.6 million in 2006, compared with $39.3 million in 2005 and $19.0 million in 2004. The 2006 decrease of $28.7 million primarily was due to (i) an increase in the expected return on plan assets ($18.3 million) mostly associated with the July 2005 contribution, (ii) a decrease in service costs ($5.5 million) resulting from updated actuarial assumptions, (iii) a decrease in curtailments and special retirement benefits ($4.5 million) and (iv) a decrease in interest costs ($3.5 million) mostly due to the sale of Columbian Chemicals; partially offset by higher amortization of actuarial losses ($4.1 million) resulting from a decrease in the expected future working lifetime of employees due to updated withdrawal assumptions.
     The 2005 increase of $20.3 million primarily was due to (i) higher amortization of actuarial losses ($10.8 million), (ii) an increase in curtailments and special retirement benefits ($4.5 million), (iii) an increase in service costs ($4.5 million) resulting from the effect of a 50-basis point reduction in the discount rate and (iv) higher interest costs ($2.3 million) resulting from the effect of a 50-basis point reduction in the discount rate and actuarial losses; partially offset by an increase in expected return on plan assets ($2.0 million) mostly associated with the July 2005 contribution.
     Our postretirement benefit expense in 2006 was $5.1 million, compared with $25.4 million in 2005 and $30.1 million in 2004. The 2006 decrease of $20.3 million was primarily due to (i) an increase in the expected return on plan assets ($6.9 million) mostly associated with the December 2005 contribution, (ii) lower interest costs ($5.2 million) and service costs ($3.1 million) resulting from updated actuarial assumptions and the sale of Columbian Chemicals and HPC in the 2006 first quarter and (iii) lower amortization of prior service cost ($2.8 million) resulting from a plan amendment.
     The 2005 decrease of $4.7 million primarily was due to lower interest costs ($3.7 million) resulting from a decrease in our benefit obligation due to a plan amendment associated with limiting employee life insurance and the federal subsidy associated with The Medicare Prescription Drug, Improvement and Modernization Act of 2003.
     Refer to Critical Accounting Policies and Estimates on pages 51 through 56 for a discussion of the assumptions and factors affecting pension and postretirement costs.
CHANGES IN FINANCIAL CONDITION; CAPITALIZATION
Cash and Cash Equivalents
     Cash and cash equivalents (including restricted cash) at December 31, 2006, totaled $5.0 billion, compared with $1.9 billion at the beginning of the year. Cash provided by operating activities of approximately $5.1 billion, which included payment of $187.2 million associated with our 2005 zero-premium copper collar programs, together with proceeds of approximately $690 million from the sales of Columbian Chemicals, HPC and the North American magnet wire assets and a net increase in debt of $196.8 million was more than sufficient to fund (i) capital outlays of approximately $1.2 billion, (ii) dividend payments on common shares of $975.5 million and to minority interests of $458.8 million and (iii) contributions to our global reclamation and remediation trust of $300.0 million.
     We manage our cash on a global basis and maintain cash at our international operations to fund local operating needs, fulfill local debt requirements and, in some cases, fund local growth opportunities or lend cash to other international operations. At December 31, 2006, $1.1 billion, or 22 percent, of the Company’s consolidated cash was held at international locations, of which $470.9 million was for the account of minority participants. Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the United States. During the years 2006 and 2005, the Company repatriated cash of approximately $922 million and $424 million, respectively, from international operations.

     The following table reflects the U.S. and international components of consolidated cash and cash equivalents (including restricted cash) at December 31, 2006 and 2005:
($ in millions)

	2006	2005

U.S. operations:
Phelps Dodge*	$3,856.5	1,103.9
Minority participant’s shares	0.4	0.4

	3,856.9	1,104.3

International operations:
Phelps Dodge**	645.0	571.3
Minority participants’ shares**	470.9	261.9

	1,115.9	833.2

Total consolidated cash	$4,972.8	1,937.5

*	At December 31, 2006 and 2005, U.S. operations included restricted cash of $18.7 million and $9.4 million, respectively.

**	At December 31, 2006 and 2005, international operations included restricted cash of $6.7 million and $11.4 million, respectively, of which $5.0 million was associated with minority participants’ shares at December 31, 2005.
     Should the current favorable copper and molybdenum price environment continue for the foreseeable future, it is likely that our operations will continue to generate significant cash flows. The following table provides a summary of the Company’s cash inflows and outflows for the years 2006, 2005 and 2004:
($ in millions)

	2006	2005	2004

Cash provided by:
Operating activities:
Cash flow from operations	$5,243.4	2,743.4	1,842.7
Changes in working capital	(144.5)	(553.0)	(127.3)
Contributions to Master Trust pension plans and VEBA trusts	—	(450.0)	(85.4)
Other operating, net	(19.7)	29.3	70.1
Investing activities:
Capital expenditures and investments in subsidiaries	(1,187.8)	(698.2)	(317.3)
Capitalized interest	(54.4)	(17.6)	(1.0)
Proceeds from the sales of Columbian Chemicals, HPC and Magnet Wire North American assets	689.6	—	—
Proceeds from the sale of SPCC	—	451.6	—
Global reclamation and remediation trust contributions	(300.0)	(100.0)	—
Other investing activities, net	8.4	(3.8)	27.3
Financing activities:
Net increase (decrease) in debt	196.8	(394.4)	(1,107.1)
Dividends	(1,434.3)	(739.3)	(71.5)
Issuance of shares, net	27.4	55.9	291.0
Proceeds from issuance of Cerro Verde and Ojos del Salado stock	—	466.6	—
Other financing, net	(3.1)	(74.6)	(59.6)
Cash included in assets held for sale	—	(11.0)	—
Exchange rate impact	8.9	11.7	26.1

Net increase in cash and cash equivalents	$3,030.7	716.6	488.0

Working Capital
     During 2006, net working capital balances (excluding cash and cash equivalents, restricted cash and debt) decreased by $1.1 billion. This net decrease resulted primarily from:
•	a $1.3 billion increase in accounts payable and accrued expenses due to (i) higher accruals for hedging and price protection programs (approximately $856 million) mostly associated with mark-to-market adjustments for our 2006 copper collars, (ii) higher accruals for capital spending (approximately $180 million), (iii) a higher accrual for voluntary contributions to the Arequipa region by Cerro Verde (approximately $42 million — refer to pages 78 and 79 for further discussion of contributions to the Arequipa region) and (iv) net increases in asset retirement obligations (approximately $43 million) and environmental reserves (approximately $35 million) primarily resulting from the reclassification of the current portion;

•	a $250.6 million net decrease in assets held for sale and liabilities related to assets held for sale due to the completion of the sale of Columbian ($159.7 million) and the North American magnet wire assets ($90.9 million) in the 2006 first quarter; and

•	a $411.7 million increase in accrued income taxes primarily due to higher foreign, federal and state income tax provisions (approximately $1.2 billion), reduced by payments (approximately $751 million); partially offset by

•	a $236.8 million increase in accounts receivable primarily due to (i) higher copper receivables (approximately $167 million) mostly resulting from higher copper prices, (ii) a higher income tax receivable for remaining proceeds associated with the Inco termination fee (approximately $119 million) and (iii) higher Wire and Cable receivables (approximately $58 million) mostly resulting from increased metal prices and higher sales volumes; partially offset by a decrease associated with the impact of forward prices on provisionally priced copper sales (approximately $108 million); and

•	a $470.3 million increase in current deferred tax assets primarily due to the reclassification of non-current deferred tax assets.
Investing Activities
     In 2006, we spent approximately $1.2 billion for capital expenditures and investments in subsidiaries, including $1.1 billion for PDMC, $17.6 million for PDI, $17.9 million for other corporate-related activities and $9.4 million associated with discontinued operations. In 2005, we spent approximately $698.2 million for capital expenditures and investments in subsidiaries, including $622.3 million for PDMC, $19.5 million for PDI, $15.8 million for other corporate-related activities and $40.6 million associated with discontinued operations. The $489.6 million increase in 2006 primarily was due to the Cerro Verde expansion project (approximately $207 million), the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator (approximately $96 million) and the development of the Safford copper mine (approximately $100 million).
     Capital expenditures and investments in subsidiaries for 2007 are expected to approximate $1.5 billion primarily at PDMC. Capital expenditures and investments are expected to increase in 2007 primarily due to the development of the Tenke Fungurume cop-

per/cobalt mining project (approximately $370 million), development of the Safford copper mine (approximately $215 million) and higher overall sustaining capital (approximately $225 million); partially offset by decreases associated with the Cerro Verde expansion (approximately $475 million) and the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator (approximately $70 million) as these projects are expected to be substantially complete by mid-2007. These capital expenditures are expected to be funded primarily from operating cash flows, cash reserves and project financing.
Financing Activities and Liquidity
     The Company’s total debt at December 31, 2006, was $891.9 million, compared with $694.5 million at December 31, 2005, and $1.1 billion at December 31, 2004. The $197.4 million net increase in total debt during 2006 primarily was attributable to an increase in Cerro Verde’s long-term project debt ($92.0 million borrowed under its debt financing facilities and $90.0 million of Peruvian bonds). The Company’s ratio of debt to total capitalization was 9.1 percent at December 31, 2006, compared with 9.6 percent at December 31, 2005, and 18.3 percent at December 31, 2004.
     The $402.4 million net decrease in total debt during 2005 primarily was due to prepayments on principal balances and scheduled payments of senior debt (approximately $394 million, net of the $20.0 million in borrowings under the Cerro Verde debt-financing facilities).
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in the overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine (refer to page 76 for further discussion of the Cerro Verde mine expansion). Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company and all major shareholders who are parties to the financing agreements to pledge their respective shares of Cerro Verde.
     The financing comprised (i) a Japan Bank for International Cooperation (JBIC) facility with two tranches totaling $247.5 million (Tranche A of $173.25 million and Tranche B of $74.25 million), (ii) a KfW banking group of Germany (KfW) facility totaling $22.5 million, and (iii) a commercial bank loan facility of $180.0 million, of which $90.0 million represented a stand-by facility that was reduced dollar-for-dollar by the issuance of Peruvian bonds in April 2006. The financing has a maximum 10-year term, and repayment consists of 16 semi-annual installments commencing on March 20, 2007. All loans are variable rate loans with a fixed spread that changes post-completion.
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
     At December 31, 2006 and 2005, Cerro Verde’s outstanding project-financed debt totaled $202.0 million and $20.0 million, respectively. During the second half of 2006, Cerro Verde notified the Senior Facility Lenders that it would reduce loan commitments by $248 million, so that total borrowings would not exceed the $202.0 million of outstanding project-financed debt at December 31, 2006. The reduction in loan commitments of $138 million and $110 million became effective on October 11, 2006, and January 17, 2007, respectively.
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At December 31, 2006, the Company met all financial covenants. At December 31, 2006, there was a total of $120.5 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at December 31, 2006, amounted to $979.5 million, of which $179.5 million could be used for additional letters of credit.
     In October 2006, the Company replaced approximately $71 million in surety bonds posted for financial assurance obligations in the state of New Mexico with an equal value of letters of credit issued under the revolving credit facility. As a result of the reduction in surety bonds, the Company eliminated approximately $18 million in letters of credit issued as collateral for the surety bonds.
     Tyrone’s financial assurance obligation was approved for a reduction of approximately $32 million, which was substantially completed in January 2007. The Company also adjusted the components of Tyrone’s financial assurance provided to the state of New Mexico as follows: (i) a reduction of approximately $32 million in parent company guarantees, (ii) a reduction of approximately $33 million in letters of credit, (iii) an increase of approximately $28 million in real estate collateral pledges and (iv) an increase of approximately $5 million in trust assets resulting from cash contributions made since 2004.
     Short-term debt was $33.7 million, all at our international operations, at December 31, 2006, compared with $14.3 million at December 31, 2005. The $19.4 million increase primarily was due to a net increase in short-term borrowings at our South American Wire and Cable operations due to increased metal prices and shorter vendor payment terms on raw material purchases.
     On June 2, 2004, the Company reinstated quarterly dividend payments at 12.5 cents per common share (on a post-March 10, 2006, two-for-one stock split basis). On June 2, 2005, and again on April 5, 2006, the quarterly dividend payments were increased to 18.75 cents per common share (post-split) and 20 cents per common share, respectively. In addition, as part of the Company’s shareholder capital return program (refer to page 88 for further discussion of this program), a special cash dividend of $2.50 per common share (post-split) was paid in December 2005, and additional special cash dividends totaling $4.00 per common share (post-split) were paid during 2006. Total common dividend payments, including special cash dividends, were $975.5 million for 2006, $630.7 million for 2005 and $47.5 million for 2004.
     On August 15, 2005, our Series A Mandatory Convertible Preferred Stock (Series A Stock) automatically converted into 4.2 million shares of common stock. In 2005, the Company paid quarterly dividends of $5.0625 per share of Series A Stock, or $10.1 million. In 2004, the Company paid quarterly dividends of $6.75 per share of Series A Stock, or $13.5 million.
Contractual Obligations and Commercial Commitments
     The following table summarizes Phelps Dodge’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For a discussion of environmental and closure obligations, refer to Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Contractual Obligations:
($ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$33.7	33.7	—	—	—
Long-term debt	858.2	88.1	74.2	158.7	537.2
Scheduled interest payment obligations*	979.5	61.2	112.9	99.9	705.5
Asset retirement obligations**	106.0	58.2	45.2	2.3	0.3
Take-or-pay contracts	1,502.3	1,295.5	126.2	49.4	31.2
Operating lease obligations	73.6	16.6	28.8	21.4	6.8
Mineral royalty obligations	18.1	1.9	3.8	3.0	9.4

Total contractual cash obligations***	$3,571.4	1,555.2	391.1	334.7	1,290.4

*	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at December 31, 2006, for variable rate debt.

**	Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain sites for which our costs are estimable and the timing of payments is reasonably determinable as of December 31, 2006. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of approximately $67 million that are expected to be incurred in connection with accelerating certain closure projects, which are in the Company’s discretion. We have also excluded payments for reclamation activities that are expected to occur after five years and the associated trust assets of approximately $514 million that have been dedicated to funding those reclamation activities because a majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.

***	This table excludes certain other obligations that we have reflected in our Consolidated Balance Sheet, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions. For 2007, there is no minimum funding requirement for the Retirement Plan or for our U.S. pension plans for bargained employees, but we expect to provide funding of approximately $4 million for our international subsidiaries and supplemental retirement plan. Environmental obligations and contingencies for which the timing of payments is not determinable are also excluded.
     The net increase in our take-or-pay obligations at year-end 2006 compared with year-end 2005 primarily was due to an increase of approximately $693 million in copper delivery contracts; partially offset by a decrease of approximately $393 million associated with Columbian Chemicals discontinued operations, the obligations of which were assumed by the buyer upon close of the sale, and a decrease of approximately $288 million associated with the Cerro Verde mine expansion.
     Our take-or-pay contracts primarily include contracts for copper deliveries of specified volumes at market-based prices (approximately $1.0 billion), transportation and port fee commitments (approximately $255 million), contracts for electricity (approximately $94 million), contracts for other supplies and services (approximately $72 million — of which approximately $33 million was associated with the expansion of the Cerro Verde mine and approximately $15 million with the Morenci concentrate-leach, direct-electrowinning facility and restart of its concentrator), contracts for sulfuric acid for deliveries of specified volumes based on negotiated rates to El Abra and Cerro Verde (approximately $40 million), oxygen obligations for deliveries of specified volumes at fixed prices to Bagdad (approximately $8 million) and contracts for natural gas (approximately $2 million). Approximately 55 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for PDMC and North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant. Transportation obligations totaled approximately $228 million primarily for Cerro Verde and Candelaria contracted ocean freight rates and North American natural gas transportation. Cerro Verde has port fee commitments of approximately $27 million over approximately 20 years.
     Office leases comprise approximately 62 percent of our operating lease commitments (excluding sublease receipts). The Company has subleased certain office space for which it expects to receive sublease payments of $1.3 million over four years. The balance of our operating lease commitments is for other facilities, land, vehicles and equipment.

Commercial Commitments:
($ in millions)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$186.3	56.0	9.0	3.0	118.3
Corporate guarantees	412.4	0.8	0.4	—	411.2
Sales performance guarantees	74.5	49.5	24.5	0.2	0.3
Surety bonds	97.4	2.1	2.0	—	93.3
Asset pledges	74.2	0.1	—	—	74.1

Total commercial commitments	$844.8	108.5	35.9	3.2	697.2

     Standby letters of credit primarily were issued in support of commitments or obligations. Approximately 49 percent was related to environmental remediation and reclamation obligations, 30 percent to copper cathode purchases, 8 percent to insurance programs, 8 percent to collateral for reclamation surety bonds and 5 percent to value-added tax liabilities for imported molybdenum. Our standby letters of credit outstanding at December 31, 2006, will expire within one year and are expected to be renewed as necessary.
     We also have corporate performance guarantees in place for financial assurance requirements related to closure/reclamation/post-closure care costs primarily associated with our mining and refining operations. Approximately 77 percent of our corporate performance guarantees is related to our Chino and Tyrone mining operations. These guarantees were entered into during 2003 and 2004. (Refer to Note 22, Contingencies, for further discussion of the associated liabilities recorded in accordance with SFAS No. 143.)
     Phelps Dodge surety bonds of $97.4 million at December 31, 2006, primarily were related to reclamation, closure and environmental obligations ($66.4 million), self-insurance bonds primarily for workers’ compensation ($23.7 million) and miscellaneous bonds ($7.3 million).
     At December 31, 2006, the Company had pledged $74.2 million of assets primarily associated with reclamation and closure obligations ($46.1 million) and a 50-percent-owned joint venture investment ($28.0 million).
     Generally, Phelps Dodge does not have any debt-rating triggers that would accelerate the maturity dates of its debt.
     Phelps Dodge’s credit rating could adversely affect its ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such facilities. The Company’s ability to utilize third-party guarantees for reclamation financial assurance may be adversely impacted if its credit ratings were downgraded below investment grade, or if the Company is unable to meet various financial tests mandated by state regulatory programs. The Company has the ability, provided it continues to be in compliance with the covenant requirements, to draw upon its $1.1 billion revolving credit facility prior to its commitment termination on April 20, 2010. Changes in credit ratings may affect the revolving credit facility fee and the costs of borrowings under that facility, but credit ratings do not impact the availability of the facility.
Other Items that May Affect Liquidity
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock. The split was effected in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006. (Refer to Note 16, Shareholders’ Equity, for further discussion.)
     On April 5, 2006, the Company’s board of directors approved an increase in the Company’s shareholder capital return program to $2.0 billion from the previously approved $1.5 billion. Since the announcement of this program in October 2005, Phelps Dodge has returned approximately $1.3 billion to shareholders through special dividends. The definitive merger agreement with Freeport-McMoRan Copper & Gold Inc. (Freeport) permits only regular dividends. Accordingly, additional shareholder capital returns under the program are on hold.
     In December 2005, Phelps Dodge established and funded two trusts, one dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts were established in connection with certain employee benefit plans sponsored by Phelps Dodge and are intended to constitute VEBA trusts under section 501(c)(9) of the Internal Revenue Code. The trusts help provide assurance to participants in these plans that Phelps Dodge will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. However, the trusts will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. At the end of the 2006 second quarter, each VEBA trust commenced making payments in support of the benefit obligations funded by the respective trust.
     In December 2005, Phelps Dodge established a trust dedicated to help fund the Company’s global reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust.
     On May 27, 2005, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 300 million shares. This increase provides additional flexibility for the Company to pursue various corporate objectives.

     The Company filed a $1 billion shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective May 10, 2005, to combine its $400 million shelf registration filed April 15, 2005, and $600 million outstanding under a shelf registration statement that was declared effective on July 15, 2003. The shelf registration provides flexibility to efficiently access capital markets should financial circumstances warrant.
     As a result of the significant debt that Phelps Dodge will be required to support following the proposed acquisition by Freeport, Standard and Poor’s Rating Services has placed its BBB (positive outlook) rating of our senior unsecured debt on Credit Watch with negative implications, and Moody’s Investors Service has placed its Baa2 (stable outlook) rating of our senior unsecured debt under review for possible downgrade. Additionally, Fitch Ratings has placed its BBB rating of our senior unsecured debt on Ratings Watch Negative.
     New Mexico, Arizona and Colorado’s mined-land reclamation laws and New Mexico and Arizona’s ground water protection programs require financial assurance covering the net present value costs of reclamation and closure requirements. Each of these states permits a company to satisfy financial assurance requirements using a variety of forms, including third-party performance guarantees, financial strength tests, trust funds, surety bonds, letters of credit and collateral. The financial strength tests are designed to determine whether a company or third-party guarantor can demonstrate that it has the financial strength to fund future reclamation and closure costs.
     Based upon current permit terms and agreements with the state of New Mexico, up to 70 percent of the financial assurance for Chino, Tyrone and Cobre may be provided in the form of third-party performance guarantees. Under the Mining Act Rules and the terms of the guarantees, certain financial soundness tests must be met by the guarantor. A publicly traded company may satisfy these financial tests by showing that its senior unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to the required amount of financial assurance. Phelps Dodge has provided performance guarantees for a portion of the financial assurance required for Chino, Tyrone and Cobre. In Arizona, a permittee or guarantor that meets certain financial strength tests can also provide financial assurance under the mine-land reclamation and ground water protection laws. An investment-grade corporate rating is a requirement of some of the financial strength tests. The Company satisfies its financial assurance requirements in Arizona through either Phelps Dodge guarantees or financial strength tests. Phelps Dodge’s senior unsecured debt currently carries investment-grade ratings. If the Company’s credit rating for senior unsecured debt falls below investment grade, it may still be able to maintain part or all of its financial assurance using alternative financial strength tests in New Mexico and Arizona. However, a portion of its financial assurance requirements might be required to be supplied in another form, such as letters of credit, real property collateral or cash.
     The Company has reduced its use of surety bonds in support of financial assurance obligations in recent years due to significantly increasing costs and because many surety companies require a significant level of collateral supporting the bonds. If remaining surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
     The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed twice a year by an independent, third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. (Refer to Note 22, Contingencies, for further discussion of insurance.)
     On June 16, 2005, the Chilean government instituted a progressive royalty tax (the Mining Tax) rate on the operational margin generated from mining activities in Chile (5 percent for our El Abra and Candelaria subsidiaries, and, based on current production levels, 1 percent for our Ojos del Salado subsidiary). The Mining Tax became effective January 1, 2006, and El Abra and Candelaria have opted to participate in the special incentives provided as part of the Mining Tax. The special incentives include (i) a reduction in the Mining Tax rate from 5 percent to 4 percent for a 12-year period, and a guarantee that there will be no changes in other mining-related taxes, including the mining license fee, (ii) a tax credit equal to 50 percent of the Mining Tax during 2006 and 2007, and (iii) the use of accelerated depreciation in determining the Mining Tax and remittance of tax dividends through 2007. In addition, both El Abra and Candelaria are required to disclose certain financial information, including audited annual financial statements to the Chilean Securities and Insurance Commission.
     In April 2006, an amendment to the Mining Tax was enacted, which allows mining companies to elect to deduct interest on loans provided that the use of accelerated depreciation and amortization used in the calculation of the Mining Tax is waived. Our analysis determined that the amended provisions would result in a favorable impact, and in June 2006, El Abra and Candelaria submitted an election to deduct interest expense. Upon making this election, the Mining Tax, which was previously recognized as a component of operating income, was reclassified to provision for taxes on income from continuing operations.
     During 2005, the Company finalized a year-long process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on projects where we have regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations. Our current plan is to spend, including capital, approximately $260 million for 2007 and approximately $180 million for 2008 associated with environmental reserve and reclamation projects. During 2006, approximately $179 million was spent on these projects.
     The continued escalation of health-care costs is a burden that companies like Phelps Dodge cannot sustain over the long term. Phelps Dodge has continued to implement management tools to mitigate the impact of the increasing medical trend rate; nonetheless, this medical cost trend may have an adverse impact on the Company.
     Our earnings and cash flows primarily are determined by the results of our copper and molybdenum mining businesses. Based on expected 2007 annual consolidated production of approximately 2.9 billion pounds of copper, each 1 cent per pound change in the average annual copper price (or in the average annual cost of copper production) causes a variation in annual operating income, excluding the impact of our copper collars and before taxes and adjustments for minority interests, of approximately $29 million. The effect of such changes in copper prices or costs similarly affects our pre-tax cash flows. Higher copper prices are generally expected to be sustained when there is a worldwide balance of copper supply and demand, and copper warehouse stocks are reasonable in relation to consumption.
     Based on our expected 2007 annual molybdenum production of approximately 76 million pounds and the assumption that approximately 75 percent of our molybdenum sales, depending on customer and product mix at the time, are adjusted based on the underlying published prices, each $1.00 per pound change in the average annual underlying published molybdenum price causes a variation in annual operating income before taxes of approximately $57 million.
     Consumption of copper is dependent on general economic conditions and expectations. Although copper consumption has improved, it is not assured that underlying drivers of consumption will be sustained in 2007. Should copper and molybdenum prices and costs approximate 2006 realizations, the Company would project earnings in 2007 of a similar magnitude to those realized in 2006. In that circumstance, 2007 cash flow from operations, existing cash balances and other sources of cash would be expected to significantly exceed current projected 2007 capital expenditures and investments, and debt payment obligations. (Refer to Risk Factors on pages 36 through 39.)
Freeport-McMoRan Merger
     On November 18, 2006, Phelps Dodge and Freeport entered into a definitive merger agreement under which Freeport will acquire Phelps Dodge, creating the world’s largest publicly traded copper company. The combined company will represent one of the most geographically diversified portfolios of operating, expansion and growth projects in the copper mining industry.
     The transaction, which is subject to Phelps Dodge and Freeport shareholder approval, regulatory approvals and customary closing conditions, is expected to close in March 2007. Phelps Dodge and Freeport will each hold a special meeting of shareholders on March 14, 2007, to vote on the proposed acquisition. Phelps Dodge and Freeport common shareholders of record at the close of business on February 12, 2007, will be entitled to vote on the proposed transaction.
     Under the terms of the transaction, Freeport will acquire all of the outstanding common shares of Phelps Dodge for a combination of cash and common shares of Freeport. Each Phelps Dodge shareholder would receive $88.00 per share in cash plus 0.67 common shares of Freeport for each Phelps Dodge share. Freeport will deliver a total of approximately 137 million shares to Phelps Dodge shareholders, resulting in Phelps Dodge shareholders owning approximately 38 percent of the combined company on a fully diluted basis. Based upon the closing price of Freeport stock on February 16, 2007, the combination of cash and common shares would have a value of $126.57 per Phelps Dodge share.
Hedging Programs
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at year end. In accordance with SFAS No. 133, (as amended by SFAS Nos. 137 and 149) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” we recognize derivatives as either assets or liabilities on the Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss).
Copper Fixed-Price Rod Sales Hedging. Some of our copper wire customers request a fixed sales price instead of the COMEX average price in the month of shipment. We hedge this fixed-price sales exposure in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they requested. We accomplish this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price. Hedge gains or losses from these contracts are recognized in revenue.
     During 2006, 2005 and 2004, we had hedge programs in place for approximately 619 million, 492 million and 381 million pounds of copper sales, respectively. All realized gains or losses from hedge transactions were substantially offset by a similar amount of loss or gain on the related customer sales contracts at maturity. At December 31, 2006, we had copper futures and swap contracts outstanding for approximately 103 million pounds of copper sales maturing through November 2008.
     At December 31, 2006, we prepared an analysis to determine the sensitivity of our copper futures contracts to changes in copper prices. If copper prices had dropped a hypothetical 10 percent at the end of 2006, we would have had a net loss from our copper futures contracts of approximately $30 million. All realized losses would be substantially offset by a similar amount of gain on the related customer sales.
Copper Price Protection Programs. Phelps Dodge entered into programs to protect a portion of its 2005, 2006 and expected 2007 global copper production by purchasing zero-premium copper collars (consisting of both put and call options) and copper put options. The copper collars and copper put options are settled on an average LME pricing basis for their respective hedge periods. In 2006 and 2005, the copper collar put options settled monthly. Also in 2006, the purchased copper put options settled monthly. For 2007, the copper collar put options and purchased copper put options will settle annually. All of the copper collar call options settle annually. The Company entered into these protection programs as insurance to help ameliorate the effects of unanticipated copper price decreases.
     Transactions under these copper price protection programs do not qualify for hedge accounting treatment under SFAS No. 133 and are adjusted to fair market value based on the forward curve price and implied volatility as of the last day of the respective recording period, with the gain or loss recorded in revenues. The actual impact of our 2007 zero-premium copper collar price protection programs will not be fully determinable until the maturity of the collars at year end, with final adjustments based on the average annual price.
     At December 31, 2006, we had in place zero-premium copper collars for approximately 486 million pounds of PDMC’s expected 2007 copper sales. These zero-premium copper collar price protection programs represent approximately 20 percent of our expected annual copper sales for 2007. Therefore, approximately 80 percent of our expected annual copper sales for 2007 will participate fully in higher LME and COMEX copper prices. At December 31, 2006, we also had in place copper put options for approximately 730 million pounds of PDMC’s expected 2007 copper sales. (Refer to pages 64 and 65 for tables summarizing PDMC’s zero-premium copper collar and copper put option programs for 2005, 2006 and 2007.)
     At December 31, 2006, we prepared an analysis to determine the sensitivity of our copper price protection contracts to changes in market prices. If the forward curve price had increased a hypothetical 10 percent at the end of 2006, we would have recognized a reduction in net income of approximately $130 million associated with our 2007 copper option contracts.
Copper COMEX/LME Arbitrage Program. A portion of the copper cathode consumed by our North American rod mills to make copper products are purchased using the monthly average LME copper price. North American refined copper products are sold using the monthly average COMEX copper price in the month of shipment. As a result, domestic rod mill purchases of LME-priced copper are subject to COMEX/LME price differential risk. From time to time, we may transact copper swaps to protect the COMEX/LME price differential for LME-priced copper cathodes purchased for sale in the North American market. Our COMEX/LME arbitrage program began in 2004. During 2006, we converted approximately 186 million pounds of LME-priced copper cathode purchases to a COMEX price basis. At December 31, 2006, we had outstanding copper swap contracts to convert approximately 25 million pounds of 2007 LME-priced copper cathode purchases to a COMEX-price basis for sale in the North American market through the use of copper swaps maturing through March 2007.
     At December 31, 2006, we prepared an analysis to determine the sensitivity of our COMEX/LME copper arbitrage contracts to changes in market prices. If the COMEX/LME arbitrage market prices had increased a hypothetical 10 percent at the end of 2006, we would have had a negligible net loss from our contracts. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying copper purchases.
Metal Purchase Hedging. Our international Wire and Cable operations may enter into metal (aluminum, copper and lead) swap contracts to hedge our metal purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of the metal used in fixed-price cable sold to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net LME metal price consistent with that agreed with our customers. During 2006, 2005 and 2004, we had settled metal hedge swaps for approximately 57 million, 33 million and 23 million pounds of metal sales, respectively. At December 31, 2006, we had outstanding swaps on approximately 33 million pounds of metal purchases maturing through February 2008.
     At December 31, 2006, we prepared an analysis to determine the sensitivity of our metal swap contracts to changes in market prices. If market prices had dropped a hypothetical 10 percent at the end of 2006, we would have had a net loss from our swap contracts of approximately $5 million. All losses on these hedge transactions would have been substantially offset by a similar amount of gain on the underlying metal purchases.
Gold and Silver Price Protection Program. Our Candelaria copper mine in Chile produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold and silver. To protect our exposure against a decrease in gold and silver selling prices, we may enter into zero-premium collars and purchased put options. For 2007, we have only entered into purchased put options for gold and silver. The zero-premium collars involve the simultaneous purchase of a put option and sale of a call option to protect a portion of our precious metals selling prices. The zero-premium collars protect our exposure to reduced selling prices while retaining the ability to participate in some price increases and are settled on an average pricing basis for their respective hedge periods. The purchased put options protect our exposure to reduced selling prices while retaining the ability to participate in price increases.
     During 2006, 2005 and 2004, we settled gold collars protecting approximately 116,000, 97,000 and 108,000 ounces of gold included in copper concentrate sales, respectively. Our zero-premium gold collars consist of monthly put options and annual call options. The gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2006, we had outstanding purchased put option contracts in place to hedge approximately 75,000 ounces of gold included in copper concentrate sales maturing through December 2007.
     During 2006 and 2005, we settled silver collars protecting approximately 1.2 million ounces and 660,000 ounces of silver included in copper concentrate sales, respectively. During 2004, we did not settle any silver collars. Our zero-premium silver collars consist of monthly put options and annual call options. At December 31, 2006, we had outstanding purchased put option contracts in place to hedge approximately 940,000 ounces of silver included in copper concentrate sales maturing through December 2007.

     Our gold and silver purchase put option contracts involve the payment of an option premium, which is accounted for on a mark-to-market basis over the life of the option.
Copper Quotational Period Swap Program. The copper content in Candelaria’s copper concentrate is sold at the monthly average LME copper price, generally from one to three months after the month of arrival at the customer’s facility. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month-of-shipment average LME copper price. During 2006, 2005 and 2004, we settled copper swaps totaling approximately 365 million, 448 million and 159 million pounds of copper sales, respectively, with a pricing month other than the month of shipment. Gains and losses on these hedge transactions were substantially offset by a similar amount of loss or gain on the underlying concentrate sales. At December 31, 2006, we had outstanding copper swap contracts in place to hedge approximately 3 million pounds of copper sales maturing through January 2007. As of February 23, 2007, we placed copper swap contracts for approximately 2 percent of Candelaria’s provisionally priced copper sales outstanding at December 31, 2006.
     At December 31, 2006, we prepared an analysis to determine the sensitivity of our copper quotational period swap contracts to changes in copper prices. If copper prices had increased a hypothetical 10 percent at the end of 2006, we would have had a net loss from our copper swap contracts of approximately $1 million. All realized losses would be substantially offset by a similar amount of gain on the copper sales contracts.
Diesel Fuel/Natural Gas Price Protection Program. We purchase significant quantities of diesel fuel and natural gas to operate our facilities and as inputs to various activities in the mining, copper smelting and refining process and electricity generation.
     To reduce our exposure to price increases in these energy products, we may, from time to time, enter into energy price protection programs for our North American and Chilean operations. Our diesel fuel and natural gas price protection programs consist of purchasing a combination of diesel fuel and natural gas call option contracts and fixed-price swaps. The call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or “strike price.” Call options allow us to cap the commodity purchase cost at the strike price of the option while allowing us the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed commodity purchase price for delivery during a specific hedge period.
     During 2006, 2005 and 2004, we had approximately 58 million, 61 million and 56 million gallons of diesel fuel purchases hedged, respectively. Gains on these hedge transactions were substantially offset by a similar amount of loss on the underlying diesel fuel purchases. At December 31, 2006, we had outstanding diesel fuel option contracts in place to hedge approximately 14 million gallons of diesel fuel consumption maturing through March 2007. Our diesel fuel call option contracts involve the payment of an option premium, which is accounted for on a mark-to-market basis over the life of the option.
     Our natural gas price protection program, which started in 2001, had approximately 7.4 million, 7.3 million and 7.6 million decatherms of natural gas purchases hedged with natural gas options in 2006, 2005 and 2004, respectively. Gains on these hedge transactions were substantially offset by a similar increase in the cost of the underlying energy purchases. At December 31, 2006, we had outstanding natural gas option contracts in place to hedge approximately 1.5 million decatherms of natural gas consumption maturing through March 2007. Our natural gas call option contracts involve the payment of an option premium, which is accounted for on a mark-to-market basis over the life of the option.
Interest Rate Hedging. The purpose of our interest rate hedge programs is, from time to time, to reduce the variability in interest payments as well as protect against significant fluctuations in the fair value of our debt. At December 31, 2006 and 2005, we did not have any interest rate swap programs in place.
Foreign Currency Hedging. As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions by entering into forward exchange contracts or currency swaps to lock in or minimize the effects of fluctuations in exchange and interest rates. Our foreign currency protection programs protect the functional currencies of our international subsidiaries, which included exposures to the British pound, Euro, South African rand and U.S. dollar. At December 31, 2006, we had forward exchange contracts outstanding for $19 million maturing through May 2007.
     At December 31, 2006, we prepared an analysis to determine the sensitivity of our forward foreign exchange contracts to changes in exchange rates. A hypothetical negative exchange rate movement of 10 percent would have resulted in a potential loss of approximately $2 million. The loss would have been virtually offset by a gain on the related underlying transactions.
Environmental Matters
     Phelps Dodge is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.
     Phelps Dodge or its subsidiaries have been advised by U.S. Environmental Protection Agency (EPA), the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge also has been advised by trustees for natural resources that the Company may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.
     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $377.9 million and $367.9 million were recorded as of December 31, 2006 and 2005, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $261.0 million and $285.6 million at December 31, 2006 and 2005, respectively.
     The following table summarizes environmental reserve activities for the years ended December 31:
($ in millions)

	2006	2005	2004

Balance, beginning of year	$367.9	303.6	317.2
Additions to reserves*	84.0	116.0	63.6
Reductions in reserve estimates	(1.6)	(2.6)	(4.7)
Spending against reserves	(72.4)	(49.1)	(72.5)

Balance, end of year	$377.9	367.9	303.6

*	2006 included $10.6 million not charged to expense that was associated with cash settlements to Phelps Dodge from PRPs.
     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona, where approximately $102 million remained in the environmental reserve at December 31, 2006. Phelps Dodge Miami, Inc. and the other Pinal Creek Group (PCG) members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other PCG members settled their contribution claims against another defendant in April 2005, which resulted in cancellation of the Phase I trial. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The Phase II trial, which will allocate liability, has been postponed due to a discovery dispute and related orders and appeals and has not yet been rescheduled.
     For the years 2006, 2005 and 2004, the Company recognized net charges of $82.4 million, $113.4 million and $58.9 million, respectively, for environmental remediation. The sites with the most significant reserve changes during 2006 were the Chino Administrative Order on Consent (Chino AOC), the Tohono Tailing and Evaporation Pond Remediation, and the Anniston Lead and PCB sites. The sites with the most significant reserve changes during 2005 were the Anniston Lead and PCB sites, and the Laurel Hill site. The remainder of environmental remediation changes was primarily for closed or non-owned sites, none of which increased or decreased individually more than approximately $10 million during 2006 or 2005.
     Chino AOC. In December 1994, Chino entered into an Administrative Order on Consent (AOC) with the New Mexico Environmental Department (NMED), which requires Chino to perform a CERCLA-quality investigation of environmental impacts and the potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigation began in 1995 and is still in progress, although substantial portions of the investigation are complete. During 2006, soil removal actions in residential yards were initiated at the Hurley townsite. Although no feasibility studies have been completed, the Company expects that additional remediation will also be required in other areas. We are currently negotiating an interim remedial action with NMED for the Whitewater Creek Investigative Unit and a technology pilot test at the Smelter/Tailing Investigative Unit, and expect to conduct feasibility studies for these areas after several years of monitoring the results of these actions. During 2006, the Company increased its reserve associated with these implemented and planned actions at the Chino AOC by approximately $14 million, which was partially offset by spending during the year, for a total reserve at December 31, 2006, of approximately $27 million.
     Tohono Tailing and Evaporation Pond Remediation. Cyprus Tohono (Tohono) leases certain land from the Tohono O’odham Nation (the Nation), including the mining operation site that comprises an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. The Nation, along with several federal agencies, has notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts from historical mining operations. In recent years, Cyprus Tohono expanded its groundwater-monitoring well network, with some samples showing contaminant levels above primary and secondary drinking water standards. In addition, tests from a neighboring Native American village’s water supply well indicated elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village. EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List (NPL). The Nation has asked EPA not to list the Tohono mine on the NPL.

     During 2006, Cyprus Tohono entered into an AOC with EPA to conduct a non-time-critical removal action and perform remediation at the former tailing impoundment and evaporation pond areas. In January 2007, the Nation requested the assistance of EPA to evaluate groundwater contamination associated with the Cyprus Tohono mine. The Company expects to negotiate and enter into a separate AOC to perform a remedial investigation and feasibility study for groundwater contamination at the site. During 2006, based on the work plan submitted to EPA for the removal action, the Company increased its reserve for this Superfund matter by approximately $12 million, which was partially offset by spending during the year, for a total reserve at December 31, 2006, of approximately $25 million.
     Anniston Lead and PCB Sites. Phelps Dodge Industries, Inc. (PDII) formerly operated a brass foundry in Anniston, Alabama, and has been identified by the EPA as a PRP at the Anniston Lead and PCB sites. The Anniston Lead site consists of lead contamination originating from historical industrial operations in and about Anniston; the Anniston PCB site consists of PCB contamination originating primarily from historical PCB manufacturing operations in Anniston. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDII, along with 10 other parties identified by EPA as PRPs, agreed to conduct a non-time-critical removal action at certain residential properties identified to have lead and PCB contamination above certain thresholds. While PDII and the other parties to the Settlement Agreement have some responsibility to address residential PCB contamination, that responsibility is limited, with EPA characterizing PDII and the parties to the Settlement Agreement as de minimis PRPs. The Settlement Agreement became final on January 17, 2006. During 2006, PDII and the other PRPs reached a final cost-sharing agreement that, among other things, assigns PDII the responsibility to manage the PRPs’ obligations under the Settlement Agreement. In addition, since finalizing the Settlement Agreement, sampling of residential yards and required soil removal actions commenced. During 2006 and 2005, PDII increased its reserve by approximately $11 million and $22 million, respectively, which was offset by spending during those years, for a total reserve of approximately $27 million at December 31, 2006, covering remedial costs, PRP group settlement costs, and legal and consulting costs.
     Laurel Hill Site. Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD in 2007.
     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is scheduled to submit its remedial investigation report and its remedial feasibility report to NYSDEC in 2007. The Company is currently engaged in settlement discussions with NYSDEC concerning the types of remedial actions in the feasibility study that would be acceptable to the agency. During 2005, based on the types of remedial actions being discussed and associated transactional costs, the environmental reserve was increased by approximately $21 million. At December 31, 2006, the total reserve for the Laurel Hill site was approximately $19 million, which covers ongoing consulting and legal costs to complete the required studies and assess contributions from other potential parties plus expected remedial action costs for impacted sediments. The Company also is currently engaged in settlement discussions with federal and state natural resource trustees concerning potential natural resource damages attributable to historical operations at the Laurel Hill facility. The environmental reserve also covers possible settlement amounts for these potential natural resource damages being discussed with federal and state trustees.
     On February 8, 2007, the Attorney General for the state of New York issued a Notice of Intent to Sue under the citizen suit provision of RCRA alleging that historical contamination from the Laurel Hill site has created an imminent and substantial endangerment to health and the environment in the adjacent Newtown Creek and portions of the adjacent shoreline. The notice seeks injunctive relief under RCRA for alleged environmental contamination. The Company intends to discuss the notice with the Office of the Attorney General.
     Other. At December 31, 2006, the cost range for reasonably possible outcomes for all reservable environmental remediation sites (including Pinal Creek’s estimate of approximately $92 million to $205 million) was estimated from approximately $332 million to $631 million (of which $377.9 million has been reserved).
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2006, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was approximately $3 million to $18 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     (Refer to Note 22, Contingencies, for additional information on significant environmental matters.)
Asset Retirement Obligations
     We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. With the adoption of FIN 47 in the 2005 fourth quarter, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.
     The following tables summarize ARO and ARC activities for the years ended December 31:
Asset Retirement Obligations
($ in millions)

	2006	2005	2004

Balance, beginning of year	$398.4	275.2	225.3
Liability recorded upon adoption of FIN 47*	—	17.9	—
Additional liabilities from fully consolidating El Abra and Candelaria*	—	—	5.6
New liabilities during the period	5.3	1.5	1.8
Accretion expense	25.8	22.8	19.6
Payments	(64.3)	(39.2)	(28.9)
Revisions in estimated cash flows	78.9	127.0	51.6
Foreign currency translation adjustments	—	(0.6)	0.2
Transfer to long-term liabilities related to assets held for sale	—	(6.2)	—
Other	1.4	—	—

Balance, end of year	$445.5	398.4	275.2

*	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.
Asset Retirement Costs
($ in millions)

	2006	2005	2004

Gross balance, beginning of year	$199.2	196.3	138.9
Asset recorded upon adoption of FIN 47*	—	8.4	—
Additional assets from fully consolidating El Abra and Candelaria*	—	—	3.8
New assets during the period	5.3	1.5	1.8
Revisions in estimated cash flows	78.9	127.0	51.6
Impairment of assets	—	(129.7)	—
Foreign currency translation adjustments	—	(0.4)	0.2
Transfer to long-term assets held for sale	—	(3.9)	—

Gross balance, end of year	283.4	199.2	196.3
Less accumulated depreciation, depletion and amortization**	101.5	86.4	71.2

Net balance, end of year	$181.9	112.8	125.1

*	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

**	In 2005, accumulated depreciation, depletion and amortization included adjustments for the adoption of FIN 47 ($4.0 million) and the transfer to long-term assets held for sale ($2.0 million); 2004 included adjustments of $1.4 million from fully consolidating El Abra and Candelaria.
     At December 31, 2006, we estimated our share of the total cost of AROs, including anticipated future disturbances and cumulative payments, at approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
     In December 2005, the Company established a trust dedicated to funding our global reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre, as required for New Mexico financial assurance. At December 31, 2006 and 2005, the fair value of these trust assets was approximately $514 million and $191 million, respectively, with approximately $97 million and $91 million, respectively, legally restricted.
     During 2006, we revised our cash flow estimates and timing by $78.9 million, which primarily consisted of changes at our Tyrone mine ($57.3 million, discounted) as a result of revising cost estimates, based on detailed engineering designs, associated with accelerating reclamation activities at its Mangas Valley tailing dams.
     During 2006, we also revised our cash flow estimates and timing at Cerro Verde ($9.6 million, discounted) as a result of cost estimates associated with the commencement of the sulfide mining process and Cerro Verde completing its comprehensive review of the requirements and associated cost estimates to comply with Mine Closure Law published by the Peruvian Ministry of Energy and Mines.
     During 2005, we revised our cash flow estimates and timing by $127.0 million, which primarily consisted of changes at our Tyrone and Chino mines ($107.0 million, discounted). These revisions were the result of Tyrone receiving a permit modification in March 2005 from the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department (MMD) that adjusted the timing of reclamation activities for its inactive tailing operations. Additionally, Tyrone obtained new cost estimates to perform the closure activities. Tyrone also accelerated timing of closure activities for stockpile and tailing work and changed the scope of reclamation work for certain stockpiles to coincide with a change in life-of-mine plan assumptions. Chino also changed the timing of its cash flow estimates to coincide with a change in life-of-mine plan assumptions.
     In 2005, we also revised our cash flow estimates and timing at the El Abra and Candelaria mines ($7.7 million, discounted) as a result of completing our comprehensive review of the requirements and associated cost estimates to comply with the modified mining safety regulation published by the Chilean Ministry of Mining.
     In the 2005 second quarter, Tyrone and Cobre mines recorded impairments of ARCs of $124.5 million and $5.2 million, respectively.

(Refer to Note 3, Special Items and Provisions, Net, for further discussion.)
     During 2004, we revised our cash flow estimates by $51.6 million, which primarily consisted of changes at our Tyrone and Chino mines ($43.6 million, discounted). These revisions were the result of Tyrone receiving a permit modification in April 2004 from MMD that provided conditions for approval of its closure plan and established the financial assurance amount. Tyrone’s estimates were also updated for actual closure expenses incurred in 2004. In addition, ongoing discussions with NMED and MMD required us to perform activities substantially different in scope to fulfill certain permit requirements for the tailing and stockpile studies and accelerate closure expenditures associated with our then-current life-of-mine plans at both Tyrone and Chino.
Significant Arizona Environmental and Reclamation Programs
     ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under APP regulations. APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. APP also may require mitigation and discharge reduction or elimination of some discharges. Existing facilities operating under APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics.
     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under APP. In 2005, ADEQ amended the financial assurance requirements under APP regulations. As a result of the amendments, facilities covered by APPs may have to provide additional financial assurance demonstrations or mechanisms for closure and post-closure costs.
     We have received an APP for our Morenci operations, our Safford development property, portions of our Bagdad and Miami mines, a sewage treatment facility at Ajo, and for a closed tailing impoundment in Clarkdale, Arizona. We have submitted proposed modifications to the Clarkdale APP to reflect capping actions taken in 2006. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita, Miami and Bisbee mines, and United Verde branch. Permits for most of these other properties and facilities likely will be issued by ADEQ in the first half of 2007. We will continue to submit all required APP applications for our remaining properties and facilities, and for modifications to our existing operations, as well as for any new properties or facilities. We do not know what APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.
     At our Sierrita and Bisbee properties, ADEQ has proposed detailed requirements to protect public drinking water sources with respect to non-hazardous substances, such as sulfate. Sierrita has signed a Mitigation Order with ADEQ to address sulfate-impacted groundwater that is used for drinking water purposes. A similar draft Mitigation Order is being negotiated for Bisbee. Financial assurance, in the same form used for the Arizona APP program, will likely be required for any long-term measures implemented under these Mitigation Orders.
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
     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent. Under the amended APP regulations, Phelps Dodge has provided guarantees for the financial assurance obligations of its subsidiaries that have pending APP permits and has provided financial strength demonstrations for pending APP permits that will be issued to Phelps Dodge.
     At December 31, 2006 and 2005, we had accrued closure costs of approximately $74 million and $68 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $174 million. If the Company’s credit rating for senior unsecured debt falls below investment grade, and if it could not meet the alternative financial strength test that is independent of debt ratings, our Arizona mining operations might be required to supply financial assurance in another form.
     Cyprus Tohono is subject to environmental compliance, closure and reclamation requirements under its leases with the Tohono O’odham Nation and Mine Plans of Operations. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the lease. Previous studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated at approximately $5 million. The Company has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a corporate performance guarantee. Cyprus Tohono has committed to update its previous closure and reclamation studies and associated cost estimates by June 2007.
     (Refer to Note 22, Contingencies, for further discussion of Significant Arizona Environmental and Reclamation Programs.)
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino, Tyrone, Cobre and Hidalgo, each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. NMED has required each of these operations to submit closure plans for NMED’s approval. The closure plans must describe measures to be taken to prevent groundwater quality standards from being exceeded following the closure of discharging facilities and to abate any groundwater or surface water contamination.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, that removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. As a result of this legislation, NMED and MMD have approved reductions of approximately $27 million (NPV basis) from the total amount of financial assurance required.
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
     At December 31, 2006 and 2005, we had accrued closure costs of approximately $296 million and $263 million, respectively, for our New Mexico operations.
     (Refer to Note 22, Contingencies, for further discussion of Significant New Mexico Environmental and Reclamation Programs.)
Significant Colorado Reclamation Programs
     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $28.5 million, respectively, for Climax and Henderson. Climax financial assurance comprises a single surety bond; Henderson financial assurance comprises $18.2 million in collateralized Climax Molybdenum water rights, a $10.1 million surety bond and a letter of credit in the amount of $0.2 million. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. In 2005, the Company finalized Henderson’s reclamation plan and related financial assurance with the Colorado Division of Reclamation Mining and Safety, which resulted in a revision of our ARO estimates. At December 31, 2006 and 2005, we had accrued closure costs of approximately $23 million and $24 million, respectively, for our Colorado operations.
Significant International Closure and Reclamation Programs
     Sociedad Minera Cerro Verde S.A.A.
     On August 15, 2005, the Peruvian Ministry of Energy and Mines published the final regulation associated with the Mine Closure Law. The regulation required companies to submit closure plans for existing projects within one year after August 15, 2005, and for new projects within one year after approval of the Environmental Impact Statement. Additionally, the regulation sets forth the financial assurance requirements, including guidance for calculating the estimated cost and the types of financial assurance instruments that can be utilized.
     In accordance with the new regulation, Cerro Verde submitted its closure plan on August 14, 2006. Cerro Verde is also in the process of determining its financial assurance obligations associated with the new regulation, which is not required to be submitted to the Peruvian Ministry of Energy and Mines until early 2008. Based on the submitted closure plan’s scope of work, the revised site-wide cost estimate is approximately $78 million (undiscounted, unescalated and on a third-party cost basis). At December 31, 2006 and 2005, Cerro Verde had accrued closure costs of approximately $15 million and $5 million, respectively.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates. ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At December 31, 2006 and 2005, we had accrued closure costs of approximately $26 million and $20 million, respectively, for our Chilean operations.
     (Refer to Note 22, Contingencies, for further discussion of Significant Changes in International Closure and Reclamation Programs.)

Other
     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.6 million.
     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The Company has reduced its use of surety bonds in support of financial assurance obligations in recent years due to significantly increasing costs and because many surety companies require a significant level of collateral supporting the bonds. If remaining surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
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
     We estimate that our share of capital expenditures for programs to comply with applicable environmental laws and regulations that affect our operations will total approximately $68 million and $30 million in 2007 and 2008, respectively, including approximately $67 million and $29 million, respectively, associated with our mining operations. Approximately $54 million was spent on such programs in 2006, including approximately $50 million associated with our mining operations. The increase in expected environmental capital expenditures for 2007 is primarily due to higher spending associated with accelerated reclamation projects in Arizona and New Mexico, as well as for air and water quality projects. We also anticipate making significant capital and other expenditures beyond 2008 for continued compliance with such laws and regulations. In light of the frequent changes in the laws and regulations and the uncertainty inherent in this area, we are unable to reasonably estimate the total amount of such expenditures over the longer term, but it may be material.
     Although the Kyoto Protocol, established in December 1997, has not been ratified by the United States, several states have initiated potential legislative action on climate change in late 2006 and early 2007. During 2007, there may be federal legislation considered on climate change, which could impact future energy costs. During 2006, the Company provided responses to a questionnaire associated with the Carbon Disclosure Project regarding our greenhouse emissions and actions taken to improve energy efficiency. The Company is evaluating the impact of potential climate change programs on its operations.
     We do not expect that additional capital and operating costs associated with achieving compliance with the many environmental, health and safety laws and regulations will have a material adverse effect on our competitive position relative to other U.S. copper producers. These domestic copper producers are subject to comparable requirements. However, because copper is an internationally traded commodity, these costs could significantly affect us in our efforts to compete globally with those foreign producers not subject to such stringent requirements.
Other Matters
New Accounting Pronouncements
     Effective December 31, 2006, the Company adopted SFAS No. 158, which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 were adopted by the Company on December 31, 2006. The requirement under SFAS No. 158 to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Upon adoption of the recognition and disclosure provisions at December 31, 2006, we recorded decreases to total assets of $202.8 million, total liabilities of

$108.8 million and shareholders’ equity of $94.0 million. (Refer to Note 18, Pension Plans, and Note 19, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion and required disclosures.)
     Effective January 1, 2006, the Company adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which specifies that stripping costs incurred during the production phase of a mine are considered variable production costs and included in the cost of inventory produced during the period in which stripping costs are incurred. Prior to adoption of EITF Issue No. 04-6, Phelps Dodge charged stripping costs to maintain production at operating mines to operations as incurred. Additionally, stripping costs incurred at new mines or at operating mines outside existing pit limits that were expected to benefit future production were capitalized and amortized under the units-of-production method. This EITF requires capitalization of pre-stripping or mine development costs only to the extent that the production phase has not commenced, which is determined when salable minerals, excluding removal of de minimis material, are extracted from an ore body. Upon adoption in the 2006 first quarter, we recorded an increase to our work-in-process inventories of $46.0 million, a net decrease to our capitalized mine development of $19.3 million, a net decrease to minority interests in consolidated subsidiaries of $1.3 million and a cumulative effect adjustment to increase beginning retained earnings by $19.8 million, net of deferred income taxes of $8.2 million.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123 and requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite period (generally the vesting period) for awards expected to vest. The Company elected to use the modified prospective method for adoption, which required compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. Under SFAS No. 123-R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123-R were eliminated against the appropriate equity accounts upon adoption.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.
     In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated FIN 48 and determined that its adoption will result in a cumulative effect adjustment, reflected as a decrease to beginning retained earnings, in a range of approximately $10 million to $30 million.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests on securitized financial assets so that similar instruments are accounted for similarly regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.
     Effective December 31, 2005, the Company adopted FIN 47, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of FIN 47, we recognize conditional asset retirement obligations as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation is factored into the measurement of the liability. Upon adoption in the 2005 fourth quarter, we recorded an increase of $17.9 million to our closure and reclamation reserve, a net increase of $4.4 million in our mining properties’ assets and a cumulative effect loss of $10.1 million, net of deferred income taxes of $3.4 million.
     In November 2005, FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP Nos. FAS 115-1 and FAS 124-1 provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP Nos. FAS 115-1 and FAS 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
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

     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The Company adopted the provisions of SFAS No. 154 on January 1, 2006.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 in the 2005 third quarter did not have a material impact on our financial reporting and disclosures.
     In December 2004, FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. FAS 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. FAS 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP No. FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 8, Income Taxes, for further discussion of our evaluation of the repatriation provision of the Act in the 2005 fourth quarter.)
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of this Statement in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
     (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion of New Accounting Pronouncements.)
CAPITAL OUTLAYS
     Capital outlays in the following table exclude capitalized interest and investments in subsidiaries.
($ in millions)

	2006	2005	2004

PDMC:
Copper — U.S. Mining Operations (A)	$499.0	236.1	170.9
Copper — South American Mines (B)	588.2	347.4	46.8
Primary Molybdenum	58.7	27.3	16.0

	1,145.9	610.8	233.7

PDI:
Wire and Cable	19.4	19.5	25.2
Specialty Chemicals — Discontinued Operations	9.4	40.4	31.0

	28.8	59.9	56.2

Corporate and Other	16.4	15.3	13.7

	$1,191.1	686.0	303.6

(A)	U.S. Mining Operations comprised the following reportable segments: Morenci, Bagdad, Sierrita, Chino/Cobre, Tyrone, Manufacturing and Sales, along with other mining activities.

(B)	South American Mines comprised the following reportable segments: Candelaria/Ojos del Salado, Cerro Verde and El Abra.
INFLATION
     The principal impact of general inflation upon our financial results has been on cost of copper production, especially supply costs, at our mining and industrial operations, and medical costs. It is important to note, however, that there is generally no correlation between the selling price of our principal product, copper, and the rate of inflation or deflation.
DIVIDENDS AND MARKET PRICE RANGES
     The principal market for our common stock is the New York Stock Exchange. At February 12, 2007, there were approximately 15,500 holders of record of our common shares. On June 2, 2004, the Company reinstated quarterly dividend payments of 12.5 cents per common share (on a post-March 10, 2006, two-for-one stock split basis). On June 2, 2005, and again on April 5, 2006, the quarterly dividend payments were increased to 18.75 cents per common share (post-split) and 20 cents per common share, respectively. In addition, as part of the Company’s shareholder capital return program, a special cash dividend of $2.50 per common share (post-split) was paid in December 2005, and additional special cash dividends totaling $4.00 per common share (post-split) were paid during 2006. Total common dividend payments, including special cash dividends, were $975.5 million in 2006 and $630.7 million in 2005.
     On February 7, 2007, the Company declared a regular quarterly dividend of 20 cents per common share, which is payable on March 2, 2007, to common shareholders of record at the close of business on February 16, 2007.

     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006, and increased the number of shares outstanding to approximately 203.7 million from approximately 101.9 million. The Company’s common stock began trading at its post-split price on March 13, 2006.
     On August 15, 2005, our Series A Stock automatically converted into 4.2 million shares of common stock. In 2005, the Company paid dividends of $5.0625 per share of Series A Stock amounting to $10.1 million. In 2004, the Company paid dividends of $6.75 per share of Series A Stock amounting to $13.5 million.
     Additional information required for this item is provided in the Quarterly Financial Data table.
QUARTERLY FINANCIAL DATA
($ in millions except per common share amounts)

Quarter	First	Second	Third	Fourth

2006
Sales and other operating revenues	$2,224.6	2,992.2	3,458.3	3,235.3
Operating income	574.2	963.3	1,334.0	1,355.4
Operating income before special items and provisions, net	591.4	976.2	1,366.5	1,386.4
Income from continuing operations	350.7	471.4	889.1	1,324.7
Income (loss) from discontinued operations	(16.9)	0.3	(1.1)	(0.4)
Net income	333.8	471.7	888.0	1,324.3
Income from continuing operations, excluding special items and provisions, net (after taxes)	366.8	481.2	852.8	960.0
Basic earnings per common share from continuing operations	1.73	2.33	4.39	6.54
Basic loss per common share from discontinued operations	(0.08)	—	(0.01)	—
Basic earnings per common share	1.65	2.33	4.38	6.54
Diluted earnings per common share from continuing operations	1.72	2.32	4.37	6.50
Diluted loss per common share from discontinued operations	(0.08)	—	(0.01)	—
Diluted earnings per common share	1.64	2.32	4.36	6.50
Stock prices*
High**	83.56	102.80	94.78	124.75
Low**	65.14	72.32	75.08	76.31
Close	80.53	82.16	84.70	119.72

*	As reported in The Wall Street Journal.

**	The high and low stock prices for the 2006 first quarter have been adjusted to reflect the March 10, 2006, two-for-one stock split.
     The 2006 first quarter income from continuing operations included after-tax, net special charges of $16.1 million, or 8 cents per common share, primarily related to environmental provisions and losses associated with the sale of substantially all of our North American magnet wire assets and HPC.
     The 2006 second quarter income from continuing operations included after-tax, net special charges of $9.8 million, or 5 cents per common share, primarily related to environmental provisions.
     The 2006 third quarter income from continuing operations included after-tax, net special gains of $36.3 million, or 18 cents per common share, primarily associated with the Inco termination fee, net of expenses and historical legal matters. Special gains were offset by after-tax, special charges primarily related to environmental provisions, asset impairment charges, net losses associated with the sale of substantially all of our North American magnet wire assets and HPC, and the dissolution of an international Wire and Cable entity.
     The 2006 fourth quarter income from continuing operations included after-tax, net special gains of $364.7 million, or $1.79 per common share, primarily associated with an additional gain related to the Inco termination fee, net of expenses and tax benefits associated with the reversal of U.S. and Minera PD Peru deferred tax asset valuation allowances. Special gains were offset by after-tax, special charges primarily related to environmental provisions, historical legal matters, a lease termination settlement, taxes on unremitted foreign earnings and asset impairment charges.
($ in millions except per common share amounts)

Quarter	First	Second	Third	Fourth

2005
Sales and other operating revenues	$1,886.5	1,966.0	2,179.0	2,255.6
Operating income	535.8	164.8	560.3	504.0
Operating income before special items and provisions, net	534.9	602.0	605.3	545.8
Income from continuing operations before cumulative effect of accounting change	377.4	675.1	360.1	171.3
Income (loss) from discontinued operations	9.3	7.2	6.0	(39.9)
Net income	386.7	682.3	366.1	121.3
Income from continuing operations, excluding special items and provisions, net (after taxes)	377.3	449.3	435.9	322.8
Basic earnings per common share from continuing operations before cumulative effect of accounting change**	1.95	3.49	1.83	0.85
Basic earnings (loss) per common share from discontinued operations**	0.05	0.04	0.03	(0.20)
Basic earnings per common share**	2.00	3.53	1.86	0.60
Diluted earnings per common share from continuing operations before cumulative effect of accounting change**	1.87	3.34	1.78	0.84
Diluted earnings (loss) per common share from discontinued operations**	0.05	0.04	0.03	(0.19)
Diluted earnings per common share**	1.92	3.38	1.81	0.60
Stock prices*
High**	54.56	51.72	66.23	74.63
Low**	45.01	39.10	45.88	57.10
Close**	50.87	46.25	64.97	71.94

*	As reported in The Wall Street Journal.

**	Earnings per common share and stock prices for the 2005 quarterly periods have been adjusted to reflect the March 10, 2006, two-for-one stock split.
     The 2005 first quarter income from continuing operations included after-tax, net special gains of $0.1 million, with no impact on per common share amounts, primarily due to historical legal matters and Wire and Cable’s restructuring programs. Special gains were offset by after-tax, special charges associated with environmental provisions and for U.S. taxes incurred with respect to dividends received from Cerro Verde.
     The 2005 second quarter income from continuing operations included after-tax, net special gains of $225.8 million, or $1.12 per common share, primarily associated with a gain on the sale of our SPCC cost-basis investment, a change-in-interest gain from Cerro Verde stock issuance and historical legal matters. Special gains were partially offset by after-tax, special charges for asset impairment charges, environmental provisions, Wire and Cable’s restructuring programs and for U.S. taxes incurred with respect to dividends received from Cerro Verde.
     The 2005 third quarter income from continuing operations included after-tax, net special charges of $75.8 million, or 37 cents per common share, primarily due to early debt extinguishment costs, environmental provisions and asset impairment charges. Special charges were offset by after-tax, special gains associated with Wire and Cable’s restructuring programs and historical legal matters.
     The 2005 fourth quarter income from continuing operations included after-tax, net special charges of $151.5 million, or 75 cents per common share, primarily due to taxes associated with foreign dividends, taxes on unremitted foreign earnings and taxes provided for our minimum pension liability, environmental provisions, asset impairment charges and transaction and employee-related costs associated with the sale of substantially all of our North American magnet wire assets. Special charges were partially offset by after-tax, special gains associated with a tax benefit associated with the reversal of PD Brazil and U.S. deferred tax asset valuation allowances, the sale of non-core real estate and the change-in-interest gain from Ojos del Salado stock issuance.

PHELPS DODGE CORPORATION AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated balance sheet at December 31, 2006 and 2005, and the related consolidated statements of operations, of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2006, and notes thereto, beginning on page 105, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2007, appears on page 104 of this report. The financial statement schedule that appears on page 160 should be read in conjunction with these financial statements. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of subsidiaries not consolidated and investments accounted for by the equity method, other than those for which summarized financial information is provided in Note 6 to the Consolidated Financial Statements, have been omitted because, if considered in the aggregate, such subsidiaries and investments would not constitute a significant subsidiary.
ADDITIONAL FINANCIAL DATA
Financial statement schedule for the years ended December 31, 2006, 2005 and 2004.
II — Valuation and qualifying accounts and reserves on page 160.
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
     Management assessed the effectiveness of Phelps Dodge’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management reviewed the results of its assessment with the audit committee and the board of directors of Phelps Dodge Corporation.
     Based on our assessment and those criteria, management concluded that Phelps Dodge maintained effective internal control over financial reporting as of December 31, 2006.
     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of Phelps Dodge Corporation’s internal control over financial reporting as stated in their report, which appears on page 104.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Phelps Dodge Corporation
     We have completed integrated audits of Phelps Dodge Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Phelps Dodge Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in Note 1, the Company changed its method of accounting for defined benefit pension and other postretirement benefits effective December 31, 2006, its method of accounting for stripping costs incurred during production effective January 1, 2006 and its method of accounting for conditional asset retirement obligations effective December 31, 2005.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 23, 2007

Phelps Dodge Corporation
Consolidated Statement of Income
(in millions except per share data)

	For the years ended December 31,
	2006	2005*	2004*

Sales and other operating revenues	$11,910.4	8,287.1	6,415.2

Operating costs and expenses
Cost of products sold (exclusive of items shown separately below)	6,807.2	5,281.8	4,226.7
Depreciation, depletion and amortization	448.7	441.8	455.5
Selling and general administrative expense	207.0	158.5	140.1
Exploration and research expense	127.0	117.0	56.4
Special items and provisions, net (see Note 3)	93.6	523.1	61.6

	7,683.5	6,522.2	4,940.3

Operating income	4,226.9	1,764.9	1,474.9
Interest expense	(73.0)	(78.6)	(123.2)
Capitalized interest	54.0	16.3	0.3
Early debt extinguishment costs (see Note 15)	—	(54.0)	(43.2)
Inco termination fee, net of expenses (see Note 25)	435.1	—	—
Gain on sale of cost-basis investment, net of expenses (see Note 4)	—	438.4	—
Change in interest gains, net of expenses (see Note 5)	—	168.3	—
Miscellaneous income and expense, net (see Note 7)	190.9	93.3	45.3

Income from continuing operations before taxes, minority interests in consolidated subsidiaries, equity in net earnings (losses) of affiliated companies and cumulative effect of accounting change	4,833.9	2,348.6	1,354.1
Provision for taxes on income (see Note 8)	(1,010.2)	(577.0)	(131.3)
Minority interests in consolidated subsidiaries	(792.4)	(190.4)	(201.1)
Equity in net earnings (losses) of affiliated companies	4.6	2.7	1.9

Income from continuing operations before cumulative effect of accounting change	3,035.9	1,583.9	1,023.6
Discontinued operations:
Income (loss) from discontinued operations, net of taxes (see Note 2)	(18.1)	(17.4)	22.7

Income before cumulative effect of accounting change	3,017.8	1,566.5	1,046.3
Cumulative effect of accounting change, net of taxes of $3.4 in 2005	—	(10.1)	—

Net income	3,017.8	1,556.4	1,046.3
Preferred stock dividends	—	(6.8)	(13.5)

Net income applicable to common shares	$3,017.8	1,549.6	1,032.8

Weighted average number of common shares outstanding — basic	202.4	195.7	186.7

Basic earnings per common share:
Income from continuing operations	$15.00	8.06	5.41
Income (loss) from discontinued operations	(0.09)	(0.09)	0.12
Cumulative effect of accounting change	—	(0.05)	—

Basic earnings per common share	$14.91	7.92	5.53

Weighted average number of common shares outstanding — diluted	203.5	202.5	197.7

Diluted earnings per common share:
Income from continuing operations	$14.92	7.82	5.18
Income (loss) from discontinued operations	(0.09)	(0.08)	0.11
Cumulative effect of accounting change	—	(0.05)	—

Diluted earnings per common share	$14.83	7.69	5.29

*	Weighted average number of common shares outstanding and earnings per common share for 2005 and 2004 have been adjusted to reflect the March 10, 2006, two-for-one stock split (Refer to Note 16 for further discussion).
See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Balance Sheet
(in millions except per share prices)

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$4,947.4	1,916.7
Restricted cash	25.4	20.8
Accounts receivable, less allowance for doubtful accounts (2006 - $6.3; 2005 - $6.9)	1,264.8	1,028.0
Mill and leach stockpiles	90.8	36.6
Inventories	356.0	329.5
Supplies	247.9	199.7
Prepaid expenses and other current assets	116.3	83.6
Deferred income taxes	552.3	82.0
Assets held for sale	—	373.8

Current assets	7,600.9	4,070.7
Investments and long-term receivables	193.1	142.6
Property, plant and equipment, net	5,873.5	4,830.9
Long-term mill and leach stockpiles	181.8	133.3
Deferred income taxes	15.8	99.6
Goodwill	12.5	22.3
Intangible assets, net	7.0	7.5
Long-term assets held for sale	—	431.4
Trust assets	588.3	258.4
Other assets and deferred charges	159.4	361.3

	$14,632.3	10,358.0

Liabilities
Current liabilities:
Short-term debt	$33.7	14.3
Current portion of long-term debt	88.1	2.5
Accounts payable and accrued expenses	2,705.8	1,445.7
Accrued income taxes	435.3	23.6
Liabilities related to assets held for sale	—	123.2

Current liabilities	3,262.9	1,609.3
Long-term debt	770.1	677.7
Deferred income taxes	768.6	558.0
Long-term liabilities related to assets held for sale	—	61.3
Other liabilities and deferred credits	890.7	934.2

	5,692.3	3,840.5

Commitments and contingencies (see Notes 8, 20, 21 and 22)

Minority interests in consolidated subsidiaries	1,249.6	915.9

Shareholders’ equity*
Common shares, par value $6.25; 300.0 shares authorized; 204.0 outstanding (2005 - 203.2) after deducting 16.0 shares (2005 - 16.7) held in treasury, at cost	1,275.1	635.1
Capital in excess of par value	1,372.7	1,998.8
Retained earnings	5,221.4	3,158.8
Accumulated other comprehensive loss	(178.8)	(154.5)
Other	—	(36.6)

	7,690.4	5,601.6

	$14,632.3	10,358.0

*	Refer to Note 16 for discussion of the March 10, 2006, two-for-one stock split.
See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Statement of Cash Flows
(in millions)

	For the years ended December 31,
	2006	2005	2004

Operating activities
Net income	$3,017.8	1,556.4	1,046.3
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on copper collars and copper put options (realized but unpaid and unrealized)	1,008.9	410.5	—
Depreciation, depletion and amortization	449.0	490.9	507.1
Deferred income tax provision (benefit)	(147.0)	16.4	(17.8)
Equity in net earnings (losses) of affiliated companies, net of dividends received	(1.9)	(0.1)	2.2
Gain on sale of cost-basis investment, net of expenses	—	(438.4)	—
Change in interest gains, net of expenses	—	(168.3)	—
Special items and provisions, net	93.6	612.1	59.9
Early debt extinguishment costs	—	54.0	43.2
Minority interests in consolidated subsidiaries	792.7	190.6	201.8
Loss on disposition of discontinued operations	30.3	5.8	—
Cumulative effect of accounting changes	—	13.5	—
Changes in current assets and liabilities:
Accounts receivable	(236.1)	(399.0)	(276.2)
Repayment of securitized accounts receivable	—	(85.0)	—
Mill and leach stockpiles	(50.1)	(10.5)	1.0
Inventories	(0.7)	(46.5)	(0.4)
Supplies	(48.8)	(33.8)	(23.6)
Prepaid expenses and other current assets	(36.4)	(35.2)	(6.7)
Interest payable	1.1	(3.8)	(8.2)
Other accounts payable	21.7	159.6	212.1
Accrued income taxes	401.9	(0.9)	17.5
Realized losses on 2005 copper collars	(187.2)	—	—
Other accrued expenses	(9.9)	(97.9)	(42.8)
Master Trust pension plan contributions	—	(250.0)	(85.4)
VEBA trust contributions	—	(200.0)	—
Other operating, net	(19.7)	29.3	70.1

Net cash provided by operating activities	5,079.2	1,769.7	1,700.1

Investing activities
Capital outlays	(1,191.1)	(686.0)	(303.6)
Capitalized interest	(54.4)	(17.6)	(1.0)
Investments in subsidiaries and other, net of cash received	3.3	(12.2)	(13.7)
Proceeds from the sale of Columbian Chemicals	505.2	—	—
Proceeds from the sale of Magnet Wire North American assets	136.5	—	—
Proceeds from the sale of High Performance Conductors	47.9	—	—
Proceeds from sale of cost-basis investments, net of expenses	—	451.6	—
Proceeds from other asset dispositions	25.1	18.2	26.9
Restricted cash	(4.6)	(20.8)	—
Global reclamation and remediation trust contributions	(300.0)	(100.0)	—
Other investing, net	(12.1)	(1.2)	0.4

Net cash used in investing activities	(844.2)	(368.0)	(291.0)

Financing activities
Net increase (decrease) in short-term debt	17.4	(61.7)	1.5
Proceeds from issuance of debt	182.0	21.6	150.0
Payment of debt	(2.6)	(354.3)	(1,258.6)
Common dividends	(975.5)	(630.7)	(47.5)
Preferred dividends	—	(10.1)	(13.5)
Minority interest dividends	(458.8)	(98.5)	(10.5)
Issuance of shares, net	27.4	55.9	291.0
Debt issue costs	(3.1)	(18.8)	(7.0)
Proceeds from issuance of Cerro Verde and Ojos del Salado stock, net of expenses	—	466.6	—
Other financing, net	—	(55.8)	(52.6)

Net cash used in financing activities	(1,213.2)	(685.8)	(947.2)

Cash included in assets held for sale	—	(11.0)	—
Effect of exchange rate impact on cash and cash equivalents	8.9	11.7	26.1

Increase in cash and cash equivalents	3,030.7	716.6	488.0
Increase at beginning of 2004 from fully consolidating El Abra and Candelaria	—	—	28.3
Cash and cash equivalents at beginning of year	1,916.7	1,200.1	683.8

Cash and cash equivalents at end of year	$4,947.4	1,916.7	1,200.1

See Notes to Consolidated Financial Statements

Phelps Dodge Corporation
Consolidated Statement of Shareholders’ Equity
(in millions)

							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at January 1, 2004	91.0	$568.5	2.0	$2.0	$1,642.5	$1,254.6	$(393.5)	$(10.3)	$3,063.8
Stock options exercised including tax benefit	4.7	29.6			248.8				278.4
Restricted shares issued/cancelled, net	0.2	1.5			16.8			(10.2)	8.1
Directors’ stock compensation		0.1			1.1				1.2
Common shares purchased		(0.2)			(2.8)				(3.0)
Dividends on preferred shares						(13.5)			(13.5)
Dividends on common shares						(47.5)			(47.5)
Comprehensive income (loss):
Net income						1,046.3			1,046.3
Other comprehensive income (loss), net of tax:
Translation adjustment							57.9		57.9
Net gain on derivative instruments							9.9		9.9
Other investment adjustments							0.1		0.1
Unrealized gain on securities							7.1		7.1
Minimum pension liability							(65.7)		(65.7)

Other comprehensive income							9.3		9.3

Comprehensive income									1,055.6

Balance at December 31, 2004	95.9	599.5	2.0	2.0	1,906.4	2,239.9	(384.2)	(20.5)	4,343.1
Stock options exercised including tax benefit	1.3	8.1			96.2				104.3
Restricted shares issued/cancelled, net	0.3	1.7			26.6			(16.1)	12.2
Common shares purchased	(0.1)	(0.2)			(3.5)				(3.7)
Conversion of preferred shares	4.2	26.0	(2.0)	(2.0)	(24.0)				—
Dividends on preferred shares						(6.8)			(6.8)
Dividends on common shares						(630.7)			(630.7)
Other					(2.9)				(2.9)
Comprehensive income (loss):
Net income						1,556.4			1,556.4
Other comprehensive income (loss), net of tax:
Translation adjustment							(0.1)		(0.1)
Net gain on derivative instruments							21.2		21.2
Other investment adjustments							0.5		0.5
Unrealized gain on securities							4.7		4.7
Minimum pension liability							203.4		203.4

Other comprehensive income							229.7		229.7

Comprehensive income									1,786.1

Balance at December 31, 2005	101.6	$635.1	—	$—	$1,998.8	$3,158.8	$(154.5)	$(36.6)	$5,601.6

*	As of December 31, 2004, this balance comprised $229.6 million of cumulative minimum pension liability adjustments, $171.8 million of cumulative translation adjustments and $0.7 million of cumulative other investment adjustments; partially offset by $16.8 million of cumulative unrealized gains on securities and $1.1 million of cumulative unrealized gains on deriative instruments. As of December 31, 2005, this balance comprised $171.9 million of cumulative translation adjustments, $26.2 million of cumulative minimum pension liability adjustments and $0.2 million of cumulative other investment adjustments; partially offset by $38.0 million of cumulative unrealized gains on securities and $5.8 million of cumulative unrealized gains on derivative instruments.

Phelps Dodge Corporation
Consolidated Statement of Shareholders’ Equity (continued)
(in millions)

							Accumulated
	Common Shares		Preferred Shares		Capital in		Other
	Number	At Par	Number	At Par	Excess of	Retained	Comprehensive		Shareholders’
	of Shares	Value	of Shares	Value	Par Value	Earnings	Income (Loss)*	Other	Equity
Balance at December 31, 2005	101.6	$635.1	—	$—	$1,998.8	$3,158.8	$(154.5)	$(36.6)	$5,601.6
Cumulative effect adjustment (1)						19.8			19.8
Transition adjustment (2)					(36.6)			36.6	—
Stock split (3)	101.6	635.1			(635.1)				—
Stock options exercised, including tax benefit	0.7	4.3			28.0				32.3
Restricted shares issued/cancelled, net, including tax benefit	0.1	0.7			18.3				19.0
Directors stock compensation		0.1			1.4				1.5
Common shares purchased		(0.2)			(2.1)				(2.3)
Dividends on common shares						(975.0)			(975.0)
Comprehensive income (loss):
Net income						3,017.8			3,017.8
Other comprehensive income (loss), net of tax:
Translation adjustment							38.8		38.8
Net loss on derivative instruments							(4.0)		(4.0)
Other investment adjustments							0.2		0.2
Unrealized gain on securities							19.0		19.0
Minimum pension liability							15.7		15.7

Other comprehensive income							69.7		69.7

Comprehensive income									3,087.5

Adjustment for adoption of SFAS No. 158, net of tax: (4)
Net actuarial loss							(111.4)		(111.4)
Prior service benefit							7.5		7.5
Transition obligation							(0.6)		(0.6)
Reversal of minimum pension liability							10.5		10.5

Adjustment for adoption of SFAS No. 158							(94.0)		(94.0)

Balance at December 31, 2006	204.0	$1,275.1	—	$—	$1,372.7	$5,221.4	$(178.8)	$—	$7,690.4

*	As of December 31, 2006, this balance comprised $133.1 million of cumulative translation adjustments, $111.4 million of cumulative net actuarial losses associated with pension and other postretirement plans, and $0.6 million of cumulative transition obligation associated with pension plans; partially offset by $57.0 million of cumulative unrealized gains on securities, $7.5 million of cumulative prior service benefits associated with pension and other postretirement plans, and $1.8 million of cumulative unrealized gains on derivative instruments.

(1)	Refer to Note 1 for discussion of the adoption of EITF Issue No. 04-6.

(2)	Refer to Note 17 for discussion of the adoption of SFAS No. 123-R.

(3)	Refer to Note 16 for discussion of the March 10, 2006, two-for-one stock split.

(4)	Refer to Notes 18 and 19 for discussion of the adoption of SFAS No. 158.
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Dollar amounts in tables stated in millions except as noted)
1. Summary of Significant Accounting Policies
Basis of Consolidation. The Consolidated Financial Statements include the accounts of Phelps Dodge Corporation (the Company, which may be referred to as Phelps Dodge, PD, we, us or our) and its majority-owned subsidiaries. Our business consists of two divisions, Phelps Dodge Mining Company (PDMC) and Phelps Dodge Industries (PDI). Prior to the 2005 fourth quarter, PDI included, among other manufacturing businesses, our Specialty Chemicals segment, which consisted of Columbian Chemicals Company and its subsidiaries (Columbian Chemicals or Columbian). On November 15, 2005, the Company entered into an agreement to sell Columbian Chemicals, which was completed on March 16, 2006. As a result of the transaction, the operating results of Columbian have been reported separately from continuing operations and shown as discontinued operations in the Consolidated Statement of Income for all periods presented. Also, at December 31, 2005, the related assets and liabilities of Columbian Chemicals were presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale. (Refer to Note 2, Divestitures, for further discussion.)
     Interests in our majority-owned subsidiaries are reported using the full-consolidation method. We fully consolidate the results of operations and the assets and liabilities of these subsidiaries and report the minority interests in our Consolidated Financial Statements. All material intercompany balances and transactions are eliminated. Other investments in undivided interests and unincorporated mining joint ventures that are limited to the extraction of minerals are accounted for using the proportional-consolidation method. This includes the Morenci copper mine, located in Arizona, in which we hold an 85 percent undivided interest.
     Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies less than 20-percent owned, and for which we do not exercise significant influence, are carried at cost.
Stock Split. All references to shares of common stock and per share amounts have been adjusted to reflect the March 10, 2006, two-for-one stock split. (Refer to Note 16, Shareholders’ Equity, for further discussion.)
Management’s Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation and amortization calculations; environmental and asset retirement obligations; estimates of recoverable copper and molybdenum in ore reserves and in mill and leach stockpiles; asset impairments (including estimates of future cash flows); pension, postemployment, postretirement and other employee benefit liabilities; bad debt reserves; realization of deferred tax assets and release of valuation allowances; reserves for contingencies and litigation; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
     The transactions were accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” On January 20, 2005, the Company repaid $85 million previously received under the Receivables Facility, with no additional sales during 2005. On December 30, 2005, the Company terminated the Receivables Facility program. Costs associated with the sale of receivables, primarily related to funding and service costs charged by the finance group, were $0.3 million and $1.6 million during 2005 and 2004, respectively, and are included in cost of products sold in the Consolidated Statement of Income.
Mill Stockpiles, Leach Stockpiles, Inventories and Supplies. Mill stockpiles, leach stockpiles, inventories and supplies are stated at the lower of cost or market. For PDMC mined copper ore and other metal inventories, cost is determined by the last-in, first-out (LIFO) method and include all costs incurred to the applicable stage of processing. Costs include labor and benefits, supplies, energy, depreciation and amortization, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction and refining. General and administrative costs for corporate offices are not included in inventory values.
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
Mill stockpiles
     Mill stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover contained copper by milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. Mill stockpiles that are expected to be processed in the future are valued based on mining and haulage costs incurred to deliver ore to stockpiles, including associated depreciation, amortization and overhead costs.
     Because the determination of copper contained in mill stockpiles by physical count is impracticable, reasonable estimation methods are employed. The quantity of material delivered to stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grades of material delivered to mill stockpiles.
     Expected copper recovery rates are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing. Estimates of copper contained in mill stockpiles are adjusted as material is added or removed and fed to the mill.
Leach stockpiles
     Leach stockpiles contain low-grade ore that has been extracted from the mine and is available for processing to recover contained copper through a leaching process. Leach stockpiles are exposed to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. Leach stockpiles that are expected to be processed in the future are valued based on mining and haulage costs incurred to deliver ore to stockpiles, including associated depreciation, amortization and overhead costs.
     Because the determination of copper contained in leach stockpiles by physical count is impracticable, reasonable estimation methods are employed. The quantity of material is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade of material delivered to leach stockpiles.
     Expected copper recovery rates are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type.
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
     Our processes and recovery rates are monitored continuously. We adjust our recovery rate estimates periodically as we learn more about the long-term leaching process and as related technology changes. Estimates of copper contained in leach stockpiles are reduced as copper is recovered from stockpiles.
Work-in-process
     Work-in-process inventories at PDMC represent materials that are in the process of being converted into a salable product. Conversion processes vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates or, alternatively, by concentrate leaching. For oxide ores and certain secondary sulfide ores, processing includes solution extraction and electrowinning and results in the production of copper cathodes. In-process material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the cost of the source material plus in-process conversion costs incurred to various points in the process, including depreciation relating to associated process facilities.
     Work-in-process inventories at PDI represent wire and cable that is in the process of being converted into a salable product. In-process inventories are valued based on the cost of raw materials (copper, aluminum, and coating and insulating materials) plus in-process conversion costs incurred to various points in the process, including depreciation and overhead costs relating to associated process facilities.
Finished goods
     Finished goods at PDMC include salable products (e.g., copper and molybdenum concentrates, copper anodes, copper cathodes, copper rod, high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the cost of source material plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.
     Finished goods at PDI include salable products, primarily copper and aluminum wire and cable. Finished goods are valued based on the cost of source material plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities and packaging.
Raw materials
     Raw materials at PDI include purchased copper, aluminum, coating and insulating materials, and packaging supplies.

Property, Plant and Equipment. Property, plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and betterments are capitalized; maintenance and repair expenditures are charged to operations as incurred except for planned major maintenance activities at our copper smelter and molybdenum roasters as described below.
     The principal depreciation method used for mining, smelting and refining operations is the units-of-production method applied on a group basis.
     Depreciation rates for each mine’s production are based on the ratio of depreciable mine assets over the associated projected life-of-mine proven and probable ore reserves. Depreciable mine assets exclude non-mining land (which is not depreciated or depleted), mining land (which is depleted separately), short-lived assets (which are depreciated on a straight-line basis over their estimated useful lives less estimated salvage value) and undeveloped ore body values.
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
     Mine exploration costs are charged to operations as incurred. Mine stripping costs to maintain production of operating mines are an inventoriable cost. Mine development expenditures at new mines, and major development expenditures at operating mines outside existing pit limits that are expected to benefit future production beyond a minimum of one year, are capitalized and amortized on the units-of-production method. Major development expenditures at operating mines include the cost to remove overburden to prepare unique and identifiable areas outside the current mining area for such future production. Capitalized major development is amortized on a units-of-production method over associated proven and probable ore reserves. (For further discussion, refer to this note under New Accounting Pronouncements – the Emerging Issues Task Force (EITF) Issue No. 04-6.)
     Our policy for repair and maintenance costs incurred in connection with periodic, planned, major maintenance activities that benefit future periods greater than 12 months at our continuously operating copper smelter is to defer such costs when incurred and charge them to operations equally during the subsequent periods benefited. These operations require shutdowns of the entire facility to perform planned, major repair and maintenance activities on furnaces, acid plants, anode vessels, oxygen plants and other ancillary facilities. The frequency of such repair and maintenance activities is predictable and scheduled and typically ranges from 12 to 36 months, depending on the facility and area involved.
Environmental Expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based on specific facts and circumstances. Our estimates of these costs are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, our experience in remediation, other companies’ remediation experience, our status as a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions, and are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from other parties exists; however, we do not recognize these recoveries in our financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1, “Environmental Remediation Liabilities,” are reserved as part of the environmental liability.
Asset Retirement Obligations. We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. Our AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition.
     Effective December 31, 2005, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47), which clarified the term “conditional ARO” and provided guidance for assessing whether sufficient information exists to reasonably estimate the fair value of the ARO. Any uncertainty about the amount and/or timing of future settlement of a conditional ARO is factored into the measurement of the liability. With the adoption of FIN 47, we have recognized conditional AROs associated with non-friable asbestos abatement and disposal activities and with the final removal of certain processed waste and chemical materials. (For further discussion on the impact of the adoption of FIN 47, refer to this note under New Accounting Pronouncements – FIN 47.)

     We assess the cash flow estimates and timing associated with our AROs on a quarterly basis, and we revise these estimates when facts and circumstances change, as necessary. Any refinements to our AROs as a result of cash flow estimates and timing revisions are recorded in the period incurred.
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
Impairments. We evaluate our long-term assets held for use for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill, investments and long-term receivables, and our identifiable intangible assets are evaluated at least annually for impairment. We use an estimate of future pre-tax, undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is based on observable market prices; in the absence of observable market prices, fair value is generally estimated using the Company’s expectation of after-tax, discounted net cash flows. Long-term assets to be disposed of are carried at the lower of cost or fair value less the costs of disposal.
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
     Certain of PDMC’s sales agreements provide for provisional pricing based on either the New York Commodity Exchange (COMEX) or London Metal Exchange (LME), as specified in the contract, when shipped. Final settlement is based on the average applicable price for a specified future period (quotational period, or QP), generally from one to three months after arrival at the customer’s facility. The Company’s provisionally priced sales contain an embedded derivative that, because it is unrelated to the commodity sale, is required to be accounted for separately from the contract. The contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting and accordingly is marked to market through earnings each period with reference to the appropriate commodity and exchange forward curve. At December 31, 2006 and 2005, we had outstanding provisionally priced sales of approximately 221 million pounds and 240 million pounds, respectively.
     More than 70 percent of our molybdenum sales are priced based on published prices (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin), plus premiums. The majority of these sales use the average of the previous month (i.e., price quotation period is the month prior to shipment, or M-1). Our remaining sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges.
Shipping and Handling Fees and Costs. Amounts billed to customers for shipping and handling are classified as sales and other operating revenues. Amounts incurred for shipping and handling are included in costs of products sold.
Issuances of Subsidiary Stock. We have occasionally divested a portion of our ownership in a subsidiary primarily through the issuance of additional subsidiary stock to third parties. In connection with such transactions, we recognize the difference between the carrying amount of our interest in the subsidiary stock sold and the fair market value of the stock, upon issuance, as a change in interest gain or loss in income when we believe that realization is reasonably assured. (For further discussion regarding change in interest gains recognized during 2005, refer to Note 5, Change in Interest Gains.)
Hedging Programs. We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur that will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. (For further discussion of why we use derivative financial instruments, our year-end derivative positions and related financial results, refer to Note 23, Derivative Financial Instruments and Fair Value of Financial Instruments.)
     We recognize all derivative financial instruments as assets and liabilities and measure them at fair value. The fair values of our derivative instruments are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at year end. For derivative instruments that are designated and qualify as cash flow hedges (specifically, metal swap contracts, diesel fuel swaps and call options, and natural gas call options), the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the Consolidated Statement of Income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. For derivative instruments that are designated and qualify as fair value hedges (specifically, fixed-price copper swap and futures contracts, currency forward exchange contracts and fixed-to-floating interest rate swaps), gains or losses resulting from changes in their fair value are recognized currently in earnings. In addition, the gain or loss resulting from changes in the fair value of the hedged item attributable to the hedged risk is adjusted and recognized currently in earnings. Therefore, any ineffectiveness would be recognized currently in earnings.
     Effectiveness testing for qualified hedge programs (with the exception of certain option contracts) utilizes an intrinsic value methodology. This methodology excludes the time value component, which is recognized in earnings. Certain option contracts meet the criteria to assume no hedge ineffectiveness.

     Changes in the fair value (both intrinsic and time value components) of derivatives that do not qualify for hedge treatment (specifically, copper price protection, copper rod swap and futures contracts, copper COMEX-LME arbitrage, copper quotational period swap contracts, gold and silver collars, currency swaps and certain diesel fuel and natural gas price protection programs) are recognized currently in earnings.
Income Taxes. In addition to charging income for taxes actually paid or payable, the provision for taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. The effect on deferred income tax assets or liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.
     With the exception of amounts provided for undistributed earnings of Candelaria, Ojos del Salado and El Abra, deferred income taxes have not been provided on our share (approximately $501 million) of undistributed earnings of foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely.
Pension Plans. We have trusteed, non-contributory pension plans covering substantially all of our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which benefits are calculated for any particular group of employees. With respect to certain of these plans, the benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Our funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time. During 2006, we amended the Phelps Dodge Retirement Plan (the Retirement Plan) covering non-bargained employees so that employees hired after December 31, 2006, are not eligible to participate in the Retirement Plan. In addition, any employee rehired after December 31, 2006, will not be eligible to accrue any additional benefits under the Retirement Plan.
Postretirement Benefits Other Than Pensions. We have postretirement medical and life insurance benefit plans covering certain of our U.S. employees and, in some cases, employees of international subsidiaries. During 2005, the Company eliminated postretirement life insurance coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for all active employees who separate from service and retire on or after January 1, 2006. During 2005, the Company also eliminated postretirement medical coverage, unless otherwise provided pursuant to the terms of a collective bargaining agreement, for employees hired or rehired on or after February 1, 2005. Postretirement benefits vary among plans, and many plans require contributions from retirees. We account for these benefits on an accrual basis. In December 2005, the Company established and funded two trusts, one dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations, for eligible U.S. retirees. These trusts are intended to constitute Voluntary Employees’ Beneficiary Association (VEBA) trusts, under Section 501(c)(9) of the Internal Revenue Code. Our funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive payments from the VEBA trusts, our funding policy provides that contributions shall be at least equal to our cash basis obligations.
     During 2006, the Company adopted the Phelps Dodge Service Based Defined Contribution Plan, a company-funded defined contribution plan, for eligible employees hired on or after January 1, 2007. This plan is effective January 1, 2007, and eligible employees vest after three years of service. The Company contribution for each eligible employee is based on each employee’s annual salary and years of service.
Postemployment Benefits. We have certain postemployment benefit plans covering most of our U.S. employees and, in some cases, employees of international subsidiaries. The benefit plans may provide severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. We account for these benefits on an accrual basis. Our funding policy provides that contributions shall be at least equal to our cash basis obligation. Additional amounts may also be provided from time to time.
Share-Based Compensation. At December 31, 2006, the Company had five stock-based compensation plans, which are described more fully in Note 17, Share-Based Compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite service period (generally the vesting period) for awards expected to vest. The Company elected to use the modified prospective method for adoption, which required compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The fair value of restricted stock is determined based on the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Such value is recognized as expense over the requisite service period, net of estimated forfeitures. (For further discussion on the impact of the adoption of SFAS No. 123-R, refer to this note under New Accounting Pronouncements – SFAS No. 123-R.) Prior to adoption, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we accounted for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in consolidated net income for stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
Earnings Per Share. Basic earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed similarly to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, and the numerator excludes preferred stock dividends, unless anti-dilutive. Unvested restricted stock is included in the computation of diluted earnings per common share as the issuance of such shares is contingent upon vesting.

	2006	2005*	2004*

Basic Earnings Per Common Share Computation
Numerator:
Income from continuing operations before cumulative effect of accounting change	$3,035.9	1,583.9	1,023.6
Income (loss) from discontinued operations	(18.1)	(17.4)	22.7
Cumulative effect of accounting change	—	(10.1)	—

Net income	3,017.8	1,556.4	1,046.3
Preferred stock dividends	—	(6.8)	(13.5)

Net income applicable to common shares	$3,017.8	1,549.6	1,032.8

Denominator:
Weighted average common shares outstanding	202.4	195.7	186.7

Basic earnings per common share:
Income from continuing operations	$15.00	8.06	5.41
Income (loss) from discontinued operations	(0.09)	(0.09)	0.12
Cumulative effect of accounting change	—	(0.05)	—

Basic earnings per common share	$14.91	7.92	5.53

Diluted Earnings Per Common Share Computation
Numerator:
Income from continuing operations before cumulative effect of accounting change	$3,035.9	1,583.9	1,023.6
Income (loss) from discontinued operations	(18.1)	(17.4)	22.7
Cumulative effect of accounting change	—	(10.1)	—

Net income applicable to common shares	$3,017.8	1,556.4	1,046.3

Denominator:
Weighted average common shares outstanding	202.4	195.7	186.7
Weighted average employee stock options	0.3	0.7	1.9
Weighted average restricted stock issued to employees	0.8	0.9	0.8
Weighted average mandatory convertible preferred shares	—	5.2	8.3

Total weighted average common shares outstanding — diluted	203.5	202.5	197.7

Diluted earnings per common share:
Income from continuing operations	$14.92	7.82	5.18
Income (loss) from discontinued operations	(0.09)	(0.08)	0.11
Cumulative effect of accounting change	—	(0.05)	—

Diluted earnings per common share	$14.83	7.69	5.29

*	Weighted average shares and earnings per common share have been adjusted to reflect the March 10, 2006, two-for-one stock split. (Refer to Note 16, Shareholders’ Equity, for further discussion.)
     Stock options excluded from the computation of diluted earnings per share because option exercise prices exceeded the per share market value of our common stock were as follows:

	2006	2005	2004

Outstanding options	—	—	0.3
Average option exercise price	$—	—	38.22
New Accounting Pronouncements. In May 2004, FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides accounting and disclosure guidance for employers who sponsor postretirement health-care plans that provide drug benefits. The adoption of FSP No. FAS 106-2 for the year ended December 31, 2004, did not have a material impact on financial reporting and disclosures.
     In November 2004, FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 in the 2005 third quarter did not have a material impact on our financial reporting and disclosures.
     In December 2004, FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” to address the accounting implications associated with the American Jobs Creation Act of 2004 (the Act), enacted in October 2004. FSP No. FAS 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to qualified domestic production activities and requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. FSP No. FAS 109-2 provides guidance with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liabilities. FSP No. FAS 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. (Refer to Note 8,

Income Taxes, for further discussion of our evaluation of the repatriation provision of the Act in the 2005 fourth quarter.)
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The Company adopted the provisions of SFAS No. 154 on January 1, 2006.
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
     In November 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP Nos. FAS 115-1 and FAS 124-1 provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP Nos. FAS 115-1 and FAS 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the 2006 first quarter did not have a material impact on our financial reporting and disclosures.
     Effective December 31, 2005, the Company adopted FIN 47, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” With the adoption of FIN 47, we recognize conditional asset retirement obligations as liabilities when sufficient information exists to reasonably estimate the fair value. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation is factored into the measurement of the liability. Upon adoption in the 2005 fourth quarter, we recorded an increase to our closure and reclamation reserve of $17.9 million, a net increase in our mining properties’ assets of $4.4 million and a cumulative effect loss of $10.1 million, net of deferred income taxes of $3.4 million.
     Effective January 1, 2006, the Company adopted EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” which specifies that stripping costs incurred during the production phase of a mine are considered variable production costs and included in the cost of inventory produced during the period in which stripping costs are incurred. Prior to adoption of EITF Issue No. 04-6, Phelps Dodge charged stripping costs to maintain production at operating mines to operations as incurred. Additionally, stripping costs incurred at new mines or at operating mines outside existing pit limits that were expected to benefit future production were capitalized and amortized under the units-of-production method. This EITF requires capitalization of pre-stripping or mine development costs only to the extent that the production phase has not commenced, which is determined when salable minerals, excluding removal of de minimis material, are extracted from an ore body. Upon adoption in the 2006 first quarter, we recorded an increase to our work-in-process inventories of $46.0 million, a net decrease to our capitalized mine development of $19.3 million, a net decrease to minority interests in consolidated subsidiaries of $1.3 million and a cumulative effect adjustment to increase beginning retained earnings by $19.8 million, net of deferred income taxes of $8.2 million.
     Effective January 1, 2006, the Company adopted SFAS No. 123-R, which amends SFAS No. 123 and requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite period (generally the vesting period) for awards expected to vest. The Company elected to use the modified prospective method for adoption, which required compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. Under SFAS No. 123-R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123-R were eliminated against the appropriate equity accounts upon adoption.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests on securitized financial assets so that similar instruments are accounted for similarly regardless of the form. This Statement also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our financial reporting and disclosures.
     In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated FIN 48 and determined that its adoption will result in a cumulative effect adjustment, reflected as a decrease to beginning retained earnings, in a range of approximately $10 million to $30 million.
     Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 were adopted by the Company on December 31, 2006. The requirement under SFAS No. 158 to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Upon adoption of the recognition and disclosure provisions at December 31, 2006, we recorded decreases to total assets of $202.8 million, total liabilities of $108.8 million and shareholders’ equity of $94.0 million. (Refer to Note 18, Pension Plans, and Note 19, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion and required disclosures.)
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.
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
     The transaction resulted in net charges of $125.1 million ($73.5 million after-tax and net of minority interest), which were recorded in discontinued operations. Of this amount, $94.8 million ($42.6 million after-tax and net of minority interest) was recognized in the 2005 fourth quarter, which consisted of a goodwill impairment charge of $89.0 million ($67.0 million after-tax and net of minority interest) to reduce the carrying value of Columbian to its estimated fair value less costs to sell, a loss on disposal of $5.8 million ($5.0 million after-tax) associated with transaction and employee-related costs, and taxes of $7.6 million associated with the sale and dividends paid in 2005; partially offset by a deferred income tax benefit of $37.0 million. An additional $30.3 million ($30.9 million after-tax) was recognized during 2006, which consisted of a loss on disposal of $15.9 million ($15.2 million after-tax), transaction and employee-related costs of $14.4 million (before and after taxes) and a deferred income tax benefit reduction of $1.3 million.
     The following table details selected financial information, which has been reported as discontinued operations for the years ended December 31:

	2006	2005	2004

Sales and other operating revenues	$179.8	743.3	674.1

Income from discontinued operations before taxes and loss on disposal	$17.0	40.4	33.7
Loss on disposal, including transaction and employee-related costs	(30.3)	(94.8)	—
Benefit (provision) for taxes on income	(4.8)	37.0	(11.0)

Income (loss) from discontinued operations	$(18.1)	(17.4)	22.7

     The following table provides the major classes of assets and liabilities of Columbian presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale at December 31, 2005:

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

$61.1

     We have not separately identified cash flows from discontinued operations for the years 2006, 2005 and 2004 in the Company’s Consolidated Statement of Cash Flows.

Magnet Wire North America
     On November 15, 2005, Phelps Dodge entered into an agreement to sell substantially all of its North American magnet wire assets, previously reported as part of the Wire and Cable segment in the PDI division, including certain copper inventory, to Rea Magnet Wire Company, Inc. (Rea). The transaction was completed on February 10, 2006, resulting in net sales proceeds of approximately $132 million (net of approximately $10 million in taxes and related expenses).
     The transaction resulted in total special, net charges of $18.3 million ($15.8 million after-tax). Of this amount, $13.2 million ($10.7 million after-tax) was recognized in the 2005 fourth quarter, which consisted of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their estimated fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax). An additional $5.1 million (before and after taxes) was recognized during 2006, which consisted of a loss on disposal of $1.0 million ($2.0 million after-tax) and transaction and employee-related costs of $4.1 million ($3.1 million after-tax).
     The following table provides the major classes of North American magnet wire assets and liabilities presented separately in the Consolidated Balance Sheet as assets held for sale and liabilities related to assets held for sale at December 31, 2005:

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
High Performance Conductors of SC & GA, Inc.
     On March 4, 2006, Phelps Dodge entered into an agreement to sell High Performance Conductors of SC & GA, Inc. (HPC), previously reported as part of the Wire and Cable segment in the PDI division, to International Wire Group, Inc. (IWG). Under the agreement, IWG purchased the stock of HPC, as well as certain copper inventory. The agreement also included a contingent payment of up to $3 million based on HPC’s audited 2006 results. The transaction was completed on March 31, 2006, resulting in total net sales proceeds, exclusive of the contingent payment, of approximately $48 million (net of approximately $4 million in taxes and related expenses).
     The transaction resulted in total special, net charges of $3.9 million ($4.7 million after-tax) recognized during 2006, which consisted of a loss on disposal of $1.0 million ($1.8 million after-tax) and transaction and employee-related costs of $2.9 million (before and after taxes).
     The HPC sale did not meet the criteria for classification as discontinued operations as the Company is continuing to supply IWG with copper rod and certain copper alloys.
3. Special Items and Provisions, Net
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
     The following table summarizes the pre-tax special items and provisions, net, included in operating income for the years ended December 31:

	2006	2005	2004

PDMC —
Environmental provisions, net	$(49.5)	(35.7)	(16.8)
Environmental insurance recoveries, net	(0.4)	(1.5)	9.1
Asset impairment charges	(2.5)	(424.6)	(1.1)
Historical legal matters	6.8	14.5	(2.5)

	(45.6)	(447.3)	(11.3)

PDI —
Environmental provisions, net	—	(2.2)	(0.3)
Asset impairment charges	(5.6)	(2.5)	(0.6)
Restructuring programs/closures	—	(0.7)	(10.5)
Dissolution of international wire and cable entity	(1.2)	—	—
Sale of North American magnet wire assets:
Loss on disposal	(1.0)	—	—
Asset impairment charges	—	(5.4)	—
Transaction and employee-related costs	(4.1)	(7.8)	—
Sale of HPC:
Loss on disposal	(1.0)	—	—
Transaction and employee-related costs	(2.9)	—	—

	(15.8)	(18.6)	(11.4)

Corporate and Other —
Environmental provisions, net	(22.2)	(75.4)	(41.8)
Environmental insurance recoveries, net	0.4	2.1	0.2
Asset impairment charges	(2.8)	—	—
Historical legal matters	(4.2)	4.9	2.7
Lease termination settlement	(3.9)	—	—
Sale of non-core real estate	0.5	11.2	—

	(32.2)	(57.2)	(38.9)

	$(93.6)	(523.1)	(61.6)

Refer to Note 24, Business Segment Data, for special items and provisions by segment.

2006
     A net charge for environmental provisions of $71.7 million ($54.5 million after-tax) was recognized during 2006. (Refer to Note 22, Contingencies, for further discussion of environmental matters.)
     In the 2006 fourth quarter, PDMC recognized asset impairment charges of $2.5 million ($1.9 million after-tax), which were determined through an assessment of fair market value based on projected cash flows.
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
     On February 10, 2006, Phelps Dodge completed the sale of substantially all its North American magnet wire assets to Rea. In connection with the transaction, we recognized charges of $5.1 million (before and after taxes) during 2006, which consisted of a loss on disposal of $1.0 million ($2.0 million after-tax) and transaction and employee-related costs of $4.1 million ($3.1 million after-tax). (Refer to Note 2, Divestitures, for further discussion.)
     On March 31, 2006, Phelps Dodge completed the sale of HPC to IWG. In connection with the transaction, we recognized charges of $3.9 million ($4.7 million after-tax) during 2006, which consisted of a loss on disposal of $1.0 million ($1.8 million after-tax) and transaction and employee-related costs of $2.9 million (before and after taxes). (Refer to Note 2, Divestitures, for further discussion.)
     In the 2006 third quarter, PDIC recognized a net charge of $1.2 million (before and after taxes) for the dissolution of a telephone cable operation in El Salvador.
     During 2006, a net gain of $2.6 million ($2.0 million after-tax) was recognized for legal matters. These included a pre-tax gain of $7.0 million ($5.3 million after-tax) for settlement of an historical Cyprus Amax Minerals Company (Cyprus Amax) lawsuit and charges of $4.4 million ($3.3 million after-tax) for future legal matters primarily associated with our discontinued operations.
     In the 2006 fourth quarter, a charge of $3.9 million ($3.0 million after-tax) was recognized for the termination of a Cyprus Amax building lease in Denver, Colorado.
2005
     A net charge for environmental provisions of $113.3 million ($86.4 million after-tax) was recognized during 2005. (Refer to Note 22, Contingencies, for further discussion of environmental matters.)
     During 2005, net insurance recoveries of $0.6 million ($0.4 million after-tax) were received from settlements reached with several insurance carriers on historical environmental liability claims.
     In the 2005 second quarter, PDMC recorded special charges for asset impairments of $419.1 million ($320.9 million after-tax) at the Tyrone and Cobre mines, Chino smelter and Miami refinery. On June 1, 2005, the Company’s board of directors approved expenditures of $210 million (100 percent basis) to construct a concentrate-leach, direct-electrowinning facility at the Morenci copper mine, and to restart its concentrator, which had been idle since 2001. The concentrate-leach facility will utilize Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology that has been demonstrated at our Bagdad, Arizona, copper mine. The concentrate-leach, direct-electrowinning facility is expected to be in operation by mid-2007, with copper production projected to be approximately 150 million pounds per year. Concentrate-leach technology, in conjunction with a conventional milling and flotation concentrator, allows copper in sulfide ores to be transformed into copper cathode through efficient pressure-leaching and electrowinning processes instead of smelting and refining. Historically, sulfide ores have been processed into copper anodes through a smelter. This decision had consequences for several of our other southwest U.S. copper operations, resulting in the impairment of certain assets.
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
     The steps taken at Morenci also impacted our Tyrone and Cobre mines in New Mexico. The Tyrone mine had been partially curtailed since 2003, while activities at the Cobre mine were temporarily suspended in 1999, with the exception of limited mining activities. Future economics of these mines are expected to be affected by significantly higher acid costs resulting from their inability to obtain low-cost acid from the Chino smelter. These factors caused Phelps Dodge to reassess the recoverability of long-lived assets at both Tyrone and Cobre. This reassessment, which was based on an analysis of cash flows associated with the related assets, indicated that the assets were not recoverable and that asset impairment charges were required.
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
     Cobre’s impairment of $59.9 million ($45.9 million after-tax) primarily resulted from projected higher acid, external smelting and freight costs. Previously, Cobre’s operating plan was based on lower-cost acid from the Chino smelter. However, upon the decision to close the Chino smelter, the long-term operating plan reflected that Cobre would have to obtain acid from third-party sources (an increase from approximately $25 per ton to $60 per ton). Additionally, the closure of the Chino smelter would require Cobre to transport its concentrates longer distances to the Miami smelter, at approximately $23 per ton, and overseas to third parties, at approximately $85 per ton, versus concentrate freight charges of approximately $15 per ton for transport to the Chino smelter. In addition, as a result of the Chino smelter being permanently closed, the charges reflected estimated higher restart and operating costs of running the Cobre mill. Additionally, the cost of building a tailing pipeline from Cobre to the Chino mine increased based upon a detailed engineering evaluation recommending (i) extending the pipeline an additional nine miles, (ii) adding a new thickener and booster pump station and (iii) a larger pipe size. The higher estimated restart and operating costs associated with running the Cobre mill and the increased costs for building a tailing pipeline from Cobre to the Chino mine were used only for our analysis of projected cash flows and resulted in the Cobre millable reserves no longer being economical at our long-term copper price and cost forecasts. Accordingly, the current development plan does not include the operation of the Cobre mill.
     In the 2005 fourth quarter, PDMC recorded an asset impairment charge of $5.5 million ($4.2 million after-tax) at our El Paso, Texas, precious metals plant, which was temporarily closed in 2002. Due to the Company’s ability to find an economical alternative, the plant was permanently closed.
     During 2005, Phelps Dodge Magnet Wire recognized asset impairment charges of $2.1 million ($1.6 million after-tax) at our El Paso, Texas, magnet wire facility and $0.4 million ($0.3 million after-tax) at our Laurinburg, North Carolina, magnet wire facility. The amounts of the asset impairments were determined through an assessment of fair market value based on projected cash flows.
     During 2005, a net charge of $0.7 million (gain of $0.1 million after-tax) was recognized for Phelps Dodge Magnet Wire’s restructuring programs and facility closures announced in 2004.
     As a result of the agreement to sell substantially all its North American magnet wire assets, the Company recognized charges of $13.2 million ($10.7 million after-tax) in the 2005 fourth quarter. These charges consisted of an asset impairment charge of $5.4 million ($4.8 million after-tax) to reduce the carrying value of the assets to their fair value less costs to sell, and transaction and employee-related costs of $7.8 million ($5.9 million after-tax). (Refer to Note 2, Divestitures, for further discussion.)
     During 2005, a net gain of $19.4 million ($15.6 million after-tax) was recognized for legal matters. These included $16.2 million ($12.3 million after-tax) of net settlements on historical legal matters, a $3.6 million (before and after taxes) adjustment related to an historical Cyprus Amax lawsuit, a net settlement of $1.2 million ($0.9 million after-tax) reached with one of our insurance carriers associated with potential future legal matters and a charge of $1.6 million ($1.2 million after-tax) for future legal matters.
     In the 2005 fourth quarter, a gain of $11.2 million ($8.5 million after-tax) was recognized for the sale of non-core real estate.
2004
     A net charge for environmental provisions of $58.9 million ($44.7 million after-tax) was recognized during 2004. (Refer to Note 22, Contingencies, for further discussion of environmental matters.)
     Net insurance recoveries of $9.3 million ($7.4 million after-tax) were received in 2004 from settlements reached with several insurance carriers on historical environmental liability claims.
     In the 2004 third quarter, $1.1 million ($0.9 million after-tax) was recognized for asset impairment at our Hidalgo facility. This action resulted from the anticipated sale of the Hidalgo townsite. The amount of Hidalgo’s asset impairment was determined through the assessment of fair market value as determined by an independent appraisal.
     Due to continued depressed market conditions, in the 2004 second quarter, $0.6 million ($0.5 million after-tax) was recognized for asset impairments at our Hopkinsville, Kentucky, magnet wire facility. The amount of the asset impairment was determined through an assessment of fair market value as determined by an independent appraisal.
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
     A net gain of $0.2 million (net loss of $2.5 million after-tax) was recognized in connection with the settlement of historical legal matters during 2004.

4. Gain on Sale of Cost-Basis Investment
     On June 9, 2005, the Company entered into an Underwriting Agreement with Citigroup Global Markets, Inc., UBS Securities LLC, Southern Peru Copper Corporation (SPCC), Cerro Trading Company, Inc. and SPC Investors, LLC. On June 15, 2005, pursuant to the Underwriting Agreement, the Company sold all of its SPCC common shares to the underwriters for a net price of $40.635 per share (based on a market price of $42.00 per share less underwriting fees). This transaction resulted in a 2005 pre-tax gain of $438.4 million ($388.0 million after-tax).
5. Change in Interest Gains
     In the 2005 second quarter, our Cerro Verde copper mine in Peru completed a general capital increase transaction. The transaction resulted in SMM Cerro Verde Netherlands B.V. acquiring a 21.0 percent equity position in Cerro Verde. In addition, Compañía de Minas Buenaventura S.A.A. (Buenaventura) increased its ownership position in Cerro Verde to 18.2 percent, and the remaining minority shareholders owned 7.2 percent of Cerro Verde through shares publicly traded on the Lima Stock Exchange. As a result of the transaction, Phelps Dodge’s interest in Cerro Verde was reduced to 53.56 percent from 82.5 percent.
     In connection with the transaction, Cerro Verde issued 122.7 million of its common shares at $3.6074 per share to SMM Cerro Verde Netherlands B.V., Buenaventura and the remaining minority shareholders, and received $441.8 million in cash (net of $1.0 million of expenses). The stock issuance transactions resulted in a 2005 pre-tax gain of $159.5 million ($172.9 million after-tax) associated with our change in interest. The $13.4 million tax benefit related to this transaction included a reduction in deferred tax liabilities ($16.1 million) resulting from the recognition of certain book adjustments to reflect dilution of our ownership interest, partially offset by taxes charged ($2.7 million) on the transfer of stock subscription rights to Buenaventura and SMM Cerro Verde Netherlands B.V. The inflow of capital from Buenaventura and SMM Cerro Verde Netherlands B.V. has been used to partially finance the approximate $850 million expansion project to mine a primary sulfide ore body beneath the leachable ore body currently in production at Cerro Verde.
     In the 2005 fourth quarter, our Ojos del Salado copper mine in Chile completed a general capital increase transaction. The transaction resulted in SMMA Candelaria, Inc. acquiring a partnership interest in Ojos del Salado totaling 20 percent, thereby reducing Phelps Dodge’s interest from 100 percent to its current 80 percent. In connection with the transaction, Ojos del Salado issued 2,500 of its Series B Preferential Stock (Series B Common Shares) at $10,000 per share to SMMA Candelaria, Inc. and received $24.8 million in cash (net of $0.2 million in expenses). The stock issuance transaction resulted in a 2005 gain of $8.8 million (before and after taxes) associated with our change in interest.
6. Investments and Long-Term Receivables
     Investments and long-term receivables at December 31 were as follows:

	2006	2005

Equity-basis investments:
International wire and cable manufacturers	$7.3	6.3
Port Carteret (50%)	18.2	19.0
Other	7.0	6.6
Available-for-sale securities:
Dynatec Corporation	29.0	14.2
First Quantum Minerals Ltd.	75.7	44.8
Other available-for-sale securities	3.9	2.9
Cost-basis investments	7.8	7.7
Long-term bond investments*	15.3	17.9
Notes and other receivables	28.9	23.2

	$193.1	142.6

*	Long-term bond investments included $0.2 million and $0.8 million to secure a letter of credit at December 31, 2006 and 2005, respectively. In addition, $2.9 million and $8.0 million were secured by a trust at December 31, 2006 and 2005, respectively.
     Equity earnings (losses) of affiliated companies were as follows: 2006 — $4.6 million; 2005 — $2.7 million; 2004 — $1.9 million.
     Dividends from equity basis investments received were as follows: 2006 — $2.7 million; 2005 — $2.6 million; 2004 — $4.1 million.
     Condensed financial information for our equity basis investments at and for the years ended December 31 was as follows:

	2006	2005	2004

Sales	$262.2	172.4	155.0
Net income	$19.6	10.0	9.1

Net current assets	$36.8	25.2	19.4
Property, plant and equipment, net	84.2	86.2	127.6
Long-term debt	(29.1)	(28.5)	(28.4)
Other assets and liabilities, net	6.4	3.5	5.3

Net assets	$98.3	86.4	123.9

7. Miscellaneous Income and Expense, Net
     Miscellaneous income and expense, net, for the years ended December 31 was as follows:

	2006	2005	2004

Interest income	$175.1	59.2	11.7
Trust assets mark-to-market:
Financial assurance assets	3.8	1.4	3.2
Non-qualified retirement benefit plan trust assets	5.7	2.2	2.8
Foreign currency exchange gain (loss)	6.5	(0.1)	2.8
Royalties and rental income	1.2	1.2	1.7
Miscellaneous non-operating expenses	(8.7)	(17.0)	(13.5)
Southern Peru Copper Corporation dividend*	—	40.5	26.7
Gain on sale of uranium royalty rights	—	—	10.1
Equatorial lawsuit settlement	—	—	9.5
Cost-basis investment write-downs	—	—	(11.1)
Other	7.3	5.9	1.4

	$190.9	93.3	45.3

*	On June 15, 2005, PD sold its 14.0 percent interest in Southern Peru Copper Corporation.

8. Income Taxes
     Geographic sources of income from continuing operations before taxes, minority interests in consolidated subsidiaries, equity in net earnings (losses) of affiliated companies and cumulative effect of accounting change for the years ended December 31 were as follows:

	2006	2005	2004

United States	$2,408.0	1,322.3	662.7
Foreign	2,425.9	1,026.3	691.4

	$4,833.9	2,348.6	1,354.1

     The (provision) benefit for income taxes from continuing operations for the years ended December 31 was as follows:

	2006	2005	2004

Current:
Federal	$(510.5)	(288.2)	(15.1)
State	(77.7)	(7.8)	(7.2)
Foreign	(571.0)	(201.1)	(124.2)

	(1,159.2)	(497.1)	(146.5)

Deferred:
Federal	173.8	55.1	(43.5)
State	13.7	(13.0)	34.0
Foreign	(38.5)	(122.0)	24.7

	149.0	(79.9)	15.2

	$(1,010.2)	(577.0)	(131.3)

     A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate was as follows:

Expense (benefit)
	2006	2005	2004

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign dividend income	2.1	5.2	—
Percentage depletion	(6.1)	(9.5)	(7.8)
Peruvian reinvestment deductions	(3.2)	(3.7)	—
Change in interest gains	—	(3.1)	—
International tax rate differential	(2.6)	(0.1)	(1.7)
State and local income taxes	0.9	0.6	1.7
Valuation allowance adjustments	(5.8)	0.3	(19.3)
Other items, net	0.6	(0.1)	1.8

	20.9%	24.6%	9.7%

     The difference between our effective income tax rate for 2006 and the U.S. federal statutory rate of 35 percent was primarily due to (i) U.S. percentage depletion deductions, (ii) release of valuation allowance on U.S. minimum tax credit carryforwards and U.S. state net operating losses, (iii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion and (iv) differences in U.S. and foreign income tax rates. The difference between our effective income tax rate for 2005 and the U.S. federal statutory rate was primarily due to (i) withholding taxes on Candelaria’s dividends and unremitted earnings, (ii) U.S. percentage depletion deductions, (iii) Peruvian reinvestment deductions associated with the Cerro Verde mine expansion and (iv) deferred income taxes not being provided on the Cerro Verde and Ojos del Salado change-in-interest gains, as the related proceeds were expected to be permanently reinvested in those entities. The difference in 2004 was primarily due to U.S. percentage depletion deductions and the release of valuation allowances associated with net operating losses and other deferred tax assets that were determined to be realizable as a result of increased taxable income from improved commodity prices.
     We paid federal, state, local and foreign income taxes of approximately $751 million in 2006, compared with approximately $528 million in 2005 and approximately $126 million in 2004. We received refunds of federal, state, local and foreign income taxes of approximately $23 million in 2006, compared with approximately $10 million in 2005 and approximately $3 million in 2004.
     Deferred income tax assets (liabilities) comprised the following at December 31:

	2006	2005

Minimum tax credits	$369.4	566.1
Peruvian reinvestment deductions	99.0	41.8
Postretirement benefits	24.5	3.5
Accrued expenses	356.9	321.8
Mining costs	34.4	57.7
Net operating loss carryforwards	51.0	68.7
Stock basis differences	—	52.5
Capital loss carryforwards	—	8.0
Hedging losses	151.2	75.0
Inventory	47.3	6.4
Other	28.1	11.0

Deferred tax assets	1,161.8	1,212.5
Valuation allowances	(46.1)	(363.5)

Net deferred tax assets	1,115.7	849.0

Capitalized interest and financing costs	(14.1)	(36.0)
Depreciation	(568.6)	(593.2)
Mining properties	(312.3)	(243.7)
Intangible mining assets	(78.8)	(79.1)
Accrued withholding taxes	(285.1)	(162.7)
Employee benefit plans	(37.4)	(77.9)
Other	(19.9)	(32.8)

Deferred tax liabilities	(1,316.2)	(1,225.4)

	$(200.5)	(376.4)

     At December 31, 2006, we had minimum tax credits from continuing operations of $369.4 million available for carryforward for U.S. federal income tax purposes. These credits can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.
     At December 31, 2006, the Company had U.S. state net operating loss carryforwards from continuing operations of approximately $595 million. U.S. state net operating loss carryforwards from continuing operations will expire as follows:

	1-5	6-10	Over 10
	Years	Years	Years

Net operating loss carryforwards:
U.S. — state	$138	21	436
     At December 31, 2006, the Company had Brazilian net operating loss carryforwards from continuing operations of approximately $14 million, which do not expire. The Brazilian net operating loss carryforwards can only be used to offset 30 percent of taxable income in any one year. The Company also had Peruvian net operating loss carryforwards from continuing operations of approximately $37 million that expire in 2009.

     On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. At December 31, 2006, our valuation allowances totaled $46.1 million and covered a portion of our U.S. state net operating loss carryforwards and a portion of our Peruvian net operating loss carryforwards. At December 31, 2005, our valuation allowances totaled $363.5 million and covered a portion of our U.S. minimum tax credits, a portion of our stock basis differences, a portion of our U.S. state net operating loss carryforwards, all of our Peruvian net operating loss carryforwards and all of our U.S. capital loss carryforwards.
     The $317.4 million decrease in our valuation allowance during 2006 was primarily due to increased profits associated with higher copper prices. This decrease comprised valuation allowances attributable to U.S. minimum tax credits ($284.1 million), U.S. capital loss carryforwards ($23.6 million), U.S. state net operating loss carryforwards ($6.5 million) and Peruvian net operating loss carryforwards ($3.2 million). Of the total amount released, $127.7 million is expected to be realized after 2006, including U.S. minimum tax credits ($125.1 million), U.S. state operating losses ($2.4 million) and foreign net operating losses ($0.2 million).
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
     The $178.5 million decrease in our valuation allowance during 2004 was primarily due to the utilization of federal, state and foreign net operating loss carryforwards due to increased taxable income resulting from improved commodity prices.
     Phelps Dodge provides reserves for various unresolved tax issues. During 2006, certain of these issues were favorably resolved resulting in a reduction of the Company’s income tax provision from continuing operations of approximately $16 million.
     In addition, a change in Arizona tax law impacting the apportionment of income became effective January 2006, which resulted in a reduction of the Company’s income tax provision from continuing operations of approximately $3 million.
     On January 1, 2006, the Company adopted SFAS No. 123-R (refer to Note 17, Share-Based Compensation, for further discussion). We apply a with-and-without approach for purpose of computing the utilization of associated tax attributes. In addition, a direct-only approach is applied when computing the impact of stock compensation awards on the windfall benefits pool. Adjustments to income taxes payable and capital in excess of par value of $2.2 million have not been recognized due to U.S. state net operating loss carryforwards.
     The Internal Revenue Service (IRS) has completed its audit of the pre-acquisition Cyprus Amax income tax returns for the years 1997 through October 15, 1999. The IRS has also completed its audit of Phelps Dodge’s federal income tax returns for the years 2000 through 2002. The examinations resulted in insignificant adjustments that will not have a material adverse effect on our consolidated financial condition or results of operations. The audit reports must be reviewed and approved by the Congressional Joint Committee on Taxation before they can become final. We expect this process to be completed by the end of 2007.
     In December 2006, the Company repatriated approximately $88 million (PD’s share) of cash from its Ojos del Salado operation. In December 2005, the Company repatriated approximately $240 million (PD’s share) of cash from international operations, including Candelaria. As a result, the Company recognized taxes on foreign dividends of $1.5 million and $82.5 million in the 2006 and 2005 fourth quarters, respectively.
     Concurrent with its decision to repatriate cash, the Company determined that Ojos del Salado and Candelaria’s earnings would no longer be indefinitely reinvested outside the United States. Accordingly, we increased our 2006 income tax provision by approximately $18 million related to Ojos del Salado’s 2006 earnings and recognized a charge of $9.5 million ($7.6 million net of minority interest) associated with Ojos del Salado’s unremitted earnings. Additionally, in 2005, we increased our income tax provision by approximately $47 million related to Candelaria’s 2005 earnings and recognized a charge of $43.1 million ($34.5 million net of minority interest) associated with Candelaria’s unremitted earnings.
     With the exception of amounts provided for undistributed earnings of Candelaria, Ojos del Salado and El Abra, deferred income taxes have not been provided on our share (approximately $501 million) of undistributed earnings of foreign manufacturing and mining subsidiaries over which we have sufficient influence to control the distribution of such earnings and have determined that such earnings have been reinvested indefinitely. These earnings could become subject to additional tax if remitted as dividends, if foreign earnings were loaned to any of our U.S. entities, or if we sell our stock in the subsidiaries. It is estimated that repatriation of these earnings would generate additional foreign tax withholdings and U.S. taxes of approximately $33 million and $5 million, respectively.
     Cerro Verde’s Mining Stability Agreement, which was executed in 1998, contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines (the Mining Authority). On December 9, 2004, Cerro Verde received confirmation from the Mining Authority that approximately $800 million of its sulfide expansion project qualified for the taxable exclusion. The total reinvestment benefit is limited to 30 percent of the qualifying investment, up to $240 million. In order to obtain the tax benefit, Cerro Verde is required to reinvest qualifying profits of up to $800 million during the four-year period from 2004 through 2007, which could be extended in the discretion of the Mining Authority, for up to three years through 2010. Qualifying profits for each year are limited to 80 percent of the lesser of after-tax book income or undistributed earnings. As of December 31, 2006, Cerro Verde had spent the maximum $800 million on the sulfide expansion project, generating a total benefit of approximately $240 million. During 2006 and 2005, Cerro Verde recognized current reinvestment tax benefits of approximately $95 million and $46 million, respectively, and deferred tax benefits of approximately $57 million and $42 million, respectively. At December 31, 2006, Cerro Verde had a total deferred tax asset of approximately $99 million associated with its sulfide expansion project.
     The enactment of the American Jobs Creation Act of 2004 allowed U.S. corporations to elect to deduct 85 percent of certain cash dividends received from qualifying foreign subsidiaries during a one-year period (2005 for PD), but also resulted in the loss of any foreign tax credits associated with these earnings. During the 2005 fourth quarter, we completed our evaluation of the repatriation provision and concluded that no election would be made.
9. Mill and Leach Stockpiles, Inventories and Supplies
     Mill and leach stockpiles, inventories and supplies at December 31, 2006, were as follows:

	PDMC	PDI	Total

Mill and Leach Stockpiles —
Current:
Mill stockpiles	$7.4	—	7.4
Leach stockpiles	83.4	—	83.4

	$90.8	—	90.8

Long-term:*
Mill stockpiles	$103.8	—	103.8
Leach stockpiles	78.0	—	78.0

	$181.8	—	181.8

Inventories —
Raw materials	$2.3	42.7	45.0
Work-in-process	42.5	7.4	49.9
Finished goods	187.7	73.4	261.1

	$232.5	123.5	356.0

Supplies	$241.4	6.5	247.9

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.
     Mill and leach stockpiles, inventories and supplies at December 31, 2005, were as follows:

	PDMC	PDI	Total

Mill and Leach Stockpiles —
Current:
Mill stockpiles	$9.6	—	9.6
Leach stockpiles	27.0	—	27.0

	$36.6	—	36.6

Long-term:*
Mill stockpiles	$45.3	—	45.3
Leach stockpiles	88.0	—	88.0

	$133.3	—	133.3

Inventories —
Raw materials	$1.4	47.0	48.4
Work-in-process	27.4	11.7	39.1
Finished goods	202.6	39.4	242.0

	$231.4	98.1	329.5

Supplies	$192.0	7.7	199.7

*	Stockpiles not expected to be processed within the next 12 months are classified as long-term.
     Mill and leach stockpiles valued by the last-in, first-out method would have been greater if valued at current costs by approximately $1,137 million and $1,003 million at December 31, 2006 and 2005, respectively. Current costs for mill and leach stockpiles for both 2006 and 2005 are significantly higher than their respective carrying costs primarily due to 0.5 million and 0.7 million tons of copper contained in leach stockpiles that are carried at a zero value at December 31, 2006 and 2005, respectively. That material was originally mined as waste, but, as a result of changes in our technological capabilities, now is expected to be processed. In addition, current costs in 2006 increased compared with 2005 primarily due to higher mining costs.
     Inventories valued by the last-in, first-out method would have been greater if valued at current costs by approximately $449 million and $537 million at December 31, 2006 and 2005, respectively.
     Supplies are stated net of a reserve for obsolescence of $31.2 million and $29.0 million at December 31, 2006 and 2005, respectively. We use valuation allowances for defective, unusable or obsolete inventories.
10. Property, Plant and Equipment
     Property, plant and equipment at December 31 were as follows:

	2006	2005

Buildings, machinery and equipment	$8,162.2	7,028.8
Mining properties	1,734.7	1,604.5
Capitalized mine development	202.6	221.2
Land and water rights	128.3	126.0

	10,227.8	8,980.5
Less accumulated depreciation, depletion and amortization	4,354.3	4,149.6

	$5,873.5	4,830.9

Refer to Note 22, Contingencies, for discussion of asset retirement costs.

11. Goodwill
     Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, were as follows:

		Wire	Disc-
	Primary	and	continued
	Molybdenum	Cable	Operations	Total

Balance as of December 31, 2004	$—	20.7	82.8	103.5
Foreign currency translation adjustments	—	0.1	8.2	8.3
Additions	1.5	—	—	1.5
Impairment losses	—	—	(89.0)	(89.0)
Disposition of Columbian Chemicals*	—	—	(2.0)	(2.0)

Balance as of December 31, 2005	$1.5	20.8	—	22.3
Disposition of HPC	—	(9.8)	—	(9.8)

Balance as of December 31, 2006	$1.5	11.0	—	12.5

*	Included in long-term assets held for sale in our Consolidated Balance Sheet.
     In connection with the agreement to sell Columbian, a pre-tax impairment charge of $89.0 million was recorded in the 2005 fourth quarter to reduce the carrying value of Columbian to its estimated fair value less costs to sell.
12. Trust Assets, and Other Assets and Deferred Charges
     Trust assets, and other assets and deferred charges at December 31 were as follows:

	2006	2005

Trust assets:
Financial assurance trust assets*	$97.2	90.9
Global reclamation and remediation trust assets**	417.0	100.0
Non-qualified retirement benefit trust assets	73.9	67.3
Other	0.2	0.2

	$588.3	258.4

Other assets and deferred charges:
Employee benefit plans***	$112.2	316.9
Debt issue costs	27.0	28.1
Other	20.2	16.3

	$159.4	361.3

*	Legally restricted funds for the use of asset retirement obligation activities at Chino, Tyrone and Cobre. Refer to Note 22, Contingencies, for further discussion.

**	Trust assets designated for global reclamation and remediation activities. Refer to Note 22, Contingencies, for further discussion.

***	Refer to Note 13, Accounts Payable and Accrued Expenses, for short-term liability; Note 14, Other Liabilities and Deferred Credits, for long-term liability; Note 18, Pension Plans; and Note 19, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.
13. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31 were as follows:

	2006	2005

Accounts payable	$824.1	602.5
Accrued copper hedges*	1,238.4	382.7
Salaries, wages and other compensation	78.1	63.2
Pension, postretirement, postemployment and other employee benefit plans**	84.9	66.5
Insurance claim reserves***	12.4	11.9
Environmental reserves***	116.9	82.3
Asset retirement obligations***	124.8	81.4
Smelting, refining and freight	14.6	8.7
Other accrued taxes	37.4	40.0
Accrued utilities	21.1	15.7
Interest****	12.4	11.3
Professional fees	12.1	13.9
Legal matters	7.3	1.5
Charitable obligation at Cerro Verde	40.0	—
Maintenance contracts/contractor accruals	31.2	31.7
Other	50.1	32.4

	$2,705.8	1,445.7

*	Accrued copper hedges included realized pre-tax charges of $801.4 million associated with the 2006 copper price protection programs and unrealized pre-tax charges of $403.2 million associated with the 2007 copper price protection programs at December 31, 2006. Accrued copper hedges included realized pre-tax charges of $187.2 million associated with the 2005 copper price protection programs and unrealized pre-tax charges of $164.0 million associated with the 2006 copper price protection programs at December 31, 2005.

**	Refer to Note 14, Other Liabilities and Deferred Credits, for long-term portion; Note 18, Pension Plans; and Note 19, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

***	Short-term portion of these reserves. Refer to Note 14, Other Liabilities and Deferred Credits, for long-term portion of reserves and Note 22, Contingencies, for further discussion.

****	Third-party interest paid by the Company in 2006 was $68.6 million, compared with $88.0 million in 2005 and $134.6 million in 2004.
14. Other Liabilities and Deferred Credits
     Other liabilities and deferred credits at December 31 were as follows:

	2006	2005

Pension, postretirement, postemployment and other employee benefit plans*	$218.9	245.0
Environmental reserves**	261.0	285.6
Asset retirement obligations**	320.7	317.0
Insurance claim reserves**	47.3	47.1
Other	42.8	39.5

	$890.7	934.2

*	Refer to Note 13, Accounts Payable and Accrued Expenses, for short-term portion; Note 18, Pension Plans; and Note 19, Postretirement and Other Employee Benefits Other Than Pensions, for further discussion.

**	Refer to Note 13, Accounts Payable and Accrued Expenses, for short-term portion of reserves and Note 22, Contingencies, for further discussion.

15. Debt and Other Financing
     Long-term debt at December 31 is summarized below:

	2006	2005

7.375% Notes due 2007	$60.6	61.8
8.75% Notes due 2011	108.8	109.0
9.50% Notes due 2031	196.8	196.9
6.125% Notes due 2034	149.8	149.8
7.125% Debentures due 2027	115.0	115.0
Cerro Verde Project Financing	202.0	20.0
Subsidiary Debt Financing	0.2	1.7
Various Pollution Control and Industrial Development Revenue Bonds due through 2009	25.0	26.0

Long-term debt, including current portion	858.2	680.2
Less current portion	88.1	2.5

Long-term, excluding current portion	$770.1	677.7

     The amounts included above are shown net of unamortized discounts and purchase price adjustments of $0.9 million and $1.5 million at December 31, 2006 and 2005, respectively.
     The following is a table of future maturities of long-term debt at December 31, 2006:

		Project and
		Subsidiary
	Corporate	Debt Financing	Total

2007	$62.7	25.4	88.1
2008	0.4	25.3	25.7
2009	23.3	25.2	48.5
2010	0.3	25.2	25.5
2011	108.0	25.2	133.2
Thereafter	461.3	75.9	537.2

	$656.0	202.2	858.2

     The 7.375 percent Notes, due May 15, 2007, are not redeemable by the Company prior to maturity and will not be entitled to any sinking fund.
     The 8.75 percent Notes, due June 1, 2011, and the 9.5 percent Notes, due June 1, 2031, bear interest payable semi-annually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of the Company, at a redemption price equal to any accrued and unpaid interest plus the greater of (i) 100 percent of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date, on a semi-annual basis, at the yield of a U.S. Treasury security having a comparable maturity to the remaining term of the notes plus, in the case of the notes due 2011, 45 basis points and, in the case of the notes due 2031, 50 basis points. The notes are not entitled to any sinking fund. In July 2005, we completed a tender offer for the 8.75 percent Notes, which resulted in the retirement of long-term debt with a book value of $280.1 million (representing approximately 72 percent of the outstanding notes). This resulted in a 2005 pre-tax charge of $54.0 million ($41.3 million after-tax), including purchase premiums, for early debt extinguishment costs.
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
     On September 30, 2005, the Company entered into a number of agreements in connection with obtaining debt-financing facilities in an overall amount of $450 million, subject to certain conditions, for the expansion of the Cerro Verde copper mine. Export credit agencies and commercial banks supporting the debt-financing facilities include the Japan Bank for International Cooperation (JBIC), KfW banking group of Germany (KfW), Calyon New York Branch, Mizuho Corporate Bank of Japan, Scotia Capital of Canada and the Royal Bank of Scotland. The JBIC facility also includes Sumitomo Mitsui Banking Corp. and Bank of Tokyo Mitsubishi. Phelps Dodge has guaranteed its adjusted pro rata share of the financing until completion of construction and has agreed to maintain a net worth of at least $1.5 billion. The security package associated with the debt-financing facilities includes mortgages and pledges of substantially all of the assets of Cerro Verde and requires the Company and all major shareholders who are partners to the financing agreements to pledge their respective shares of Cerro Verde. The specific commitments were as follows: (i) JBIC facility with two tranches totaling up to $247.5 million (Tranche A of $173.25 million and Tranche B of $74.25 million), (ii) KfW facility totaling up to $22.5 million and (iii) commercial bank loan facility up to $180.0 million, of which $90.0 million represented a stand-by facility that was reduced dollar-for-dollar by the issuance of Peruvian bonds. The financing has a maximum 10-year term, and repayment consists of 16 semi-annual installments commencing on March 20, 2007. All loans are variable rate loans with a fixed spread that changes post completion.
     On April 17, 2006, the National Supervisory Commission of Companies and Securities of the Republic of Peru authorized the registration of a series of bonds to be issued through one or more offerings by Cerro Verde in an aggregate principal amount of up to $250 million, with the issuance of the first series of bonds in the aggregate principal amount of up to $90 million. On April 27, 2006, the first series of bonds was issued for total proceeds of $90 million, at a spread of 1.60 percent over 6-month LIBOR, and remain outstanding. Any further issuance of bonds would require the consent of the Senior Facility Lenders in accordance with the Master Participation Agreement.
     During the second half of 2006, Cerro Verde notified the Senior Facility Lenders that it would reduce loan commitments by $248 million so that total borrowings would not exceed the $202.0 million of outstanding project-financed debt at December 31, 2006. The reduction in loan commitments of $138 million and $110 million became effective on October 11, 2006, and January 17, 2007, respectively.
     At December 31, 2006, Cerro Verde, in which we own a 53.56 percent equity interest, had outstanding project-financed debt of $202.0 million, excluding accrued interest. This debt comprised (i) the

JBIC facility with two tranches totaling $77.0 million (Tranche A: $53.9 million and Tranche B: $23.1 million), (ii) the KfW facility totaling $7.0 million, (iii) borrowings under the commercial bank loan facility totaling $28.0 million and (iv) local bonds of $90 million. The weighted average interest rate of this debt at December 31, 2006, was 6.75 percent.
     The various pollution control and industrial development revenue bonds are due through 2009. Interest on the bonds is paid either quarterly or semi-annually at various times of the year. Interest rates on the bonds at December 31, 2006, ranged from 2.6 percent to 6.125 percent.
     The Company filed a $1 billion shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective May 10, 2005, to combine its $400 million shelf registration filed April 15, 2005, and $600 million outstanding under a shelf registration statement that was declared effective on July 15, 2003. The shelf registration provides flexibility to efficiently access capital markets should financial circumstances warrant.
     On April 1, 2005, the Company amended the agreement for its $1.1 billion revolving credit facility, extending its maturity to April 20, 2010, and slightly modifying its fee structure. The facility is to be used for general corporate purposes. The agreement permits borrowings of up to $1.1 billion, with a $300 million sub-limit for letters of credit. This agreement provides for a facility fee (currently 12.5 basis points) ranging from 8 basis points to 20 basis points (depending on the Company’s public debt rating) on total commitments. Under the agreement, interest is payable at a variable rate based on the agent bank’s prime rate or at a fixed rate based on LIBOR or fixed rates offered independently by the several lenders, for maturities of up to 360 days. In addition, if utilization exceeds one-third of total commitments there is a utilization fee ranging from 10 basis points to 25 basis points (depending on the Company’s public debt rating). Fees for letters of credit (currently 50 basis points) range from 27 basis points to 80 basis points (depending on the Company’s public debt rating) on letters of credit issued, plus a 12.5 basis point issuance fee. The agreement requires the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA — as defined in the agreement) to interest ratio of 2.25 on a rolling four-quarter basis, and limits consolidated indebtedness to 55 percent of total consolidated capitalization. At December 31, 2006, there was a total of $120.5 million of letters of credit issued under the revolver. Total availability under the revolving credit facility at December 31, 2006, amounted to $979.5 million, of which $179.5 million could be used for additional letters of credit.
     Short-term debt was $33.7 million, all at our international operations, at December 31, 2006, compared with $14.3 million at December 31, 2005.
     The weighted average interest rate on total short-term borrowings at December 31, 2006 and 2005, was 5.91 percent and 7.79 percent, respectively.
     During 2004, we recognized total pre-tax charges of $43.2 million ($30.9 million after-tax and net of minority interests) for early debt extinguishment costs, including purchase premiums, which resulted from retirement of long-term debt with a book value of $1,018.9 million.
16. Shareholders’ Equity
     At December 31, 2006, there were 204.0 million shares of common stock outstanding. On May 27, 2005, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 300 million shares.
     On February 1, 2006, the Company’s board of directors approved a two-for-one split of the Company’s outstanding common stock in the form of a 100 percent stock dividend. Common shareholders of record at the close of business on February 17, 2006, received one additional share of common stock for every share they owned as of that date. The additional shares were distributed on March 10, 2006, and increased the number of shares outstanding to approximately 203.7 million from approximately 101.9 million. The par value of Phelps Dodge’s common stock remains at $6.25 per share. All references to shares of common stock and per common share amounts have been retroactively adjusted to reflect the two-for-one stock split, except for the Consolidated Statement of Shareholders’ Equity that reflects the stock split by reclassifying from capital in excess of par value to common shares an amount equal to the par value of the additional shares issued to effect the stock split. The Company’s common stock began trading at its post-split price at the beginning of trading on March 13, 2006.
     On August 15, 2005, our Series A Mandatory Convertible Preferred Stock (Series A Stock) automatically converted, at the rate of 2.083, into 4.2 million shares of common stock. The conversion rate was based on the average closing market price for the 20 consecutive trading days ending with the third trading day immediately preceding the conversion date. Each share of Series A Stock was non-voting and entitled to an annual dividend of $6.75, paid quarterly. At December 31, 2006, there were 6.0 million shares of preferred stock authorized under our restated certificate of incorporation with a par value of $1.00; none outstanding.
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
17. Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R requires all share-based payments to employees, including employee stock options, be measured at fair value and expensed over the requisite service period (generally the vesting period) for awards expected to vest. The Company elected to use the modified prospective method for adoption, which required compensation expense to be recognized for all unvested stock options and restricted stock beginning in the first quarter of adoption. The fair value of restricted stock is determined based on the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based

Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Such value is recognized as expense over the requisite service period, net of estimated forfeitures. Under SFAS No. 123-R, any unearned or deferred compensation related to awards granted prior to the adoption of SFAS No. 123-R were eliminated against the appropriate equity accounts upon adoption. Therefore, in the 2006 first quarter, we made an adjustment to beginning capital in excess of par value of $36.6 million with the offset to the contra-equity account. Prior to adoption, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we accounted for our stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost was reflected in consolidated net income for stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     The following table presents the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 for the years ended:

	2005	2004

Net income as reported	$1,556.4	1,046.3
Deduct:
Total compensation cost assuming fair value method for stock options, net of tax	(2.9)	(5.2)

Pro forma net income	$1,553.5	1,041.1

Basic earnings per common share:*
As reported	$7.92	5.53
Pro forma	$7.90	5.50
Diluted earnings per common share:*
As reported	$7.69	5.29
Pro forma	$7.67	5.27

*	Earnings per common share have been adjusted to reflect the March 10, 2006, two-for-one stock split. (Refer to Note 16, Shareholders’ Equity, for further discussion.)
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

	2006	2005	2004

Expected dividend yield	0.95%	1.04%	0.00%
Expected stock price volatility	37.3%	39.8%	41.3%
Risk-free interest rate	4.5%	3.8%	3.3%
Expected life of options	5 years	5 years	5 years
     The expected dividend yield is based on historical dividend payments, excluding special dividends. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based upon the interest rates appropriate for the term of the Company’s employee stock options. The expected life of options granted is based on evaluations of historical and expected future employee exercise behavior and represents the period of time that options granted are expected to be outstanding.
     Executives and other key employees have been granted options to purchase common shares under stock option plans adopted in 1993, 1998 and 2003. The option price equals the fair market value of the common shares on the day of the grant, and an option’s maximum term is 10 years. Options granted vest ratably over a three-year period.
     At December 31, 2006, 7,423,236 shares were available for option grants (including 3,261,668 shares as Restricted Stock awards) under the 2003 plan. These amounts are subject to future adjustment as described in the plan document. No further options may be granted under the 1998 or 1993 plans.
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
     The Phelps Dodge Corporation Directors Stock Unit Plan (effective January 1, 1997) provided to each non-employee director serving on the board since November 15 of the preceding year an annual award of stock units having a value of $75,000 as of the date of grant. This plan replaced the Company’s 1989 Directors Stock Option Plan. On February 1, 2006, the plan was amended to provide pro rata awards for those directors elected after November 15, 2005, based on the number of days in 2006 the director was expected to serve on the board. On May 26, 2006, the Phelps Dodge Corporation 2007 Directors Stock Unit Plan was approved by the Company’s shareholders. The options granted under the 1989 Directors Stock Option Plan expire three years after the termination of service as a director. No further options may be granted under the 1989 plan. At December 31, 2006, there were no outstanding options under the 1989 plan.
     Stock option plans as of December 31, 2004, 2005 and 2006, and changes during the year for the combined plans were as follows:

		Average Option
	Shares*	Price Per Share*
Outstanding at December 31, 2003	12,980,088	$27.62
Granted	202,600	37.31
Exercised	(9,459,732)	29.15
Forfeited or expired	(266,304)	36.86

Outstanding at December 31, 2004	3,456,652	23.26
Granted	267,800	48.10
Exercised	(2,586,640)	22.86
Forfeited or expired	(26,638)	38.04

Outstanding at December 31, 2005	1,111,174	29.82
Granted	143,000	79.00
Exercised	(695,144)	26.60
Forfeited or expired	(38,476)	45.79

Outstanding at December 31, 2006	520,554	46.45

Exercisable at December 31, 2004	2,744,406	22.81

Exercisable at December 31, 2005	702,284	21.60

Exercisable at December 31, 2006	187,125	23.99

*	Prior to 2006, shares and average option price per share have been adjusted to reflect the March 10, 2006, two-for-one stock split. (Refer to Note 16, Shareholders’ Equity, for further discussion.)

     At December 31, 2006, the aggregate intrinsic value of options outstanding was $38.3 million with a weighted-average remaining contractual term of 7.1 years, and the aggregate intrinsic value of options exercisable was $18.0 million with a weighted-average remaining contractual term of 5.0 years.
     Exercisable options by plan at December 31, 2006, were as follows:

		Weighted
		Average Option
		Price
	Shares	Per Share

PD Plans
2003 Plan	24,655	$44.07
1998 Plan	156,980	20.57
1993 Plan	5,000	32.69
Cyprus Amax Plans	490	22.23

	187,125	23.99

     The weighted-average grant-date fair value of stock options granted during 2006 was $28.91 per common share, compared with $17.77 in 2005 and $15.26 in 2004. During 2006, 2005 and 2004, the total fair value of options vested was $2.7 million, $3.8 million and $6.0 million, respectively. During 2006, 2005 and 2004, the total intrinsic value of options exercised was $37.0 million, $77.0 million and $118.0 million, respectively.
     The 2003 plan provides (and the 1993 and 1998 plan provided) for the award to executives and other key employees, without any payment by them, of common shares subject to certain restrictions (Restricted Stock). At December 31, 2006, there were 1,538,521 shares of Restricted Stock outstanding and 3,261,668 shares available for award.
     Changes during 2004, 2005 and 2006 in Restricted Stock were as follows:

Shares*
Outstanding at December 31, 2003	903,812
Granted	512,270
Forfeited	(24,300)
Released	(170,592)

Outstanding at December 31, 2004	1,221,190
Granted	581,400
Forfeited	(37,700)
Released	(216,156)

Outstanding at December 31, 2005	1,548,734
Granted	299,190
Forfeited	(179,746)
Released	(129,657)

Outstanding at December 31, 2006	1,538,521

*	Prior to 2006, shares have been adjusted to reflect the March 10, 2006, two-for-one stock split. (Refer to Note 16, Shareholders’ Equity, for further discussion.)
     During 2006, 2005 and 2004, the weighted-average grant-date fair value of Restricted Stock was $78.26, $51.07 and $37.28 per common share, respectively. Restricted Stock generally becomes fully vested in five years. Although the 2006, 2005 and 2004 awards become fully vested in five years, a majority of the shares included in those awards have graded-vesting features in which a portion of the shares will vest on the third and fourth anniversaries of the award. During 2006, 2005 and 2004, the total fair value of shares released or vested was $10.4 million, $10.5 million and $7.3 million, respectively.
     Compensation cost for the stock option and restricted stock plans was $22.7 million in 2006 and $12.5 million in 2005 and 2004 (included as selling and general administrative expense in the Consolidated Statement of Income). The total tax benefit recognized was $5.4 million in 2006 and $3.0 million in 2005 and 2004. At December 31, 2006, there was $36.7 million of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.
     In 2006, 2005 and 2004, cash received from option exercises under all share-based payment arrangements was $18.5 million, $59.6 million and $294.1 million, respectively, and the actual tax benefit realized for the tax deductions for share-based payment arrangements totaled $11.2 million, $45.2 million and $2.3 million, respectively.

     Equity compensation plans at December 31, 2006, were as follows:

	(a)	(b)	(c)
Plan Category	Number of	Weighted-	Number of securities
	securities to	average	remaining for future
	be issued upon	exercise price	issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected
	and rights	and rights	in column (a))

Equity compensation plans approved by security holders	520,554	$46.45	7,423,236
Equity compensation plans not approved by security holders*	*	*	*
Total			7,423,236

*	Two plans in which members of the board of directors may participate and that have not been approved by security holders include provisions that authorize, under certain circumstances, the issuance of equity shares. The Phelps Dodge Corporation Directors Stock Unit Plan, effective as of January 1, 1997, provided for an annual grant of 450 units in each of 1998, 1999, and 2000. Commencing in 2001 and continuing through 2004, the grants were equal in value to $50,000, increasing to $75,000 for awards on and after January 1, 2005, with prorated awards permitted with respect to services to be performed in 2006. Commencing in 2001, these grants were based upon the fair market value of a share of PD stock on the day preceding the date of grant. Participants in this plan may elect to receive distributions from this plan in a lump sum or installments, in the form of PD common shares or cash following termination from service as a director. This plan terminated in accordance with its terms on December 31, 2006. On May 26, 2006, the Phelps Dodge Corporation 2007 Directors Stock Unit Plan was approved by the Company’s shareholders. The 2007 Plan, effective as of January 1, 2007, provides for grants equal in value to $75,000 on the date of the annual shareholders’ meeting for continuing directors and prorated awards for departing or newly appointed or elected directors. Directors may elect, in accordance with the provisions of the Deferred Compensation Plan for the Directors of Phelps Dodge Corporation, effective as of January 1, 1999, to defer the payment of their directors’ fees, and if they so elected, to receive in the future the payment of those fees in PD common shares or cash. Participating directors may elect to receive a distribution from this plan, no later than the plan year in which the director reaches age 75, either in cash or in shares of PD common stock or in a specified combination thereof. Based on the nature of these plans, (1) column (b) is not applicable, as there is no exercise price related to the units, and (2) it is not possible to determine the exact number of equity securities that remain for future issuance under these plans, although the number of shares already issued under these plans since their inception is not material.
18. Pension Plans
     We have trusteed, non-contributory pension plans covering substantially all our U.S. employees and some employees of international subsidiaries. The applicable plan design determines the manner in which benefits are calculated for any particular group of employees. With respect to certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants generally vest in their accrued benefits after five years of service. We expect benefit payments, which reflect expected future service, from these plans to be approximately $74 million in 2007, $74 million in 2008, $76 million in 2009, $78 million in 2010, $79 million in 2011 and $445 million for 2012 through 2016.
     During 2006, we amended the Retirement Plan covering non-bargained employees so that employees hired after December 31, 2006, are not eligible to participate in the Retirement Plan. In addition, an employee rehired after December 31, 2006, will not be eligible to accrue any additional benefits under the Retirement Plan.
     Our funding policy provides that contributions to pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans; or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time. In 2005 and 2004, the Company made cash contributions of $250 million and $85 million, respectively, to the Retirement Plan and U.S. pension plans for bargained employees. Due to better-than-expected returns for the past three years, combined with these contributions, the entire benefit obligation for these plans was funded at December 31, 2006, with no minimum cash contributions due for these plans in 2007. The Company does not anticipate any further appreciable funding requirements for these plans through 2008. In addition, the Company made cash contributions of approximately $18 million in 2006 and $7 million in 2005 for plans at international subsidiaries and a supplemental retirement plan. The Company expects to make approximately $4 million in cash contributions during 2007 for these plans.
     Our pension plans were valued between December 1, 2004, and January 1, 2005, and between December 1, 2005, and January 1, 2006. Obligations were projected to and assets were valued as of the end of 2005 and 2006. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash or cash equivalents. A small portion of plan assets is invested in pooled real estate and other private investment funds.
     The Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust), which holds plan assets for the Retirement Plan and U.S. pension plans for bargained employees, constituted 99 percent of total plan assets as of year-end 2006. These plans accounted for approximately 95 percent of benefit obligations. The following table represents the asset mix of the investment portfolio for this trust at December 31:

	2006	2005

Asset category:
Equity securities	57%	58%
Fixed income	33%	34%
Real estate	7%	5%
Other	3%	3%

	100%	100%

     At December 31, 2006, equity securities included 34 percent U.S. equities, 14 percent international equities and 9 percent emerging market equities; and fixed income included 17 percent U.S. fixed income, 5 percent international fixed income, 5 percent U.S. high yield, 3 percent emerging market fixed income and 3 percent treasury inflation-protected securities. At December 31, 2005, equity securities included 41 percent U.S. equities, 10 percent international equities and 7 percent emerging market equities; and fixed income included 19 percent U.S. fixed income, 5 percent international fixed income, 4 percent U.S. high yield, 3 percent emerging market fixed income and 3 percent treasury inflation-protected securities.

     Our policy for determining asset-mix targets for the Master Trust includes the periodic development of asset/liability studies by a nationally recognized, third-party investment consultant (to determine our expected long-term rate of return and expected risk for various investment portfolios). Management considers these studies in the formal establishment of asset-mix targets that are reviewed by the Company’s trust investment committee and the finance committee of the board of directors.
     Our expected long-term rate of return on plan assets is evaluated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. For our U.S. plans, we utilize a nationally recognized, third-party financial consultant to assist in the determination of the expected long-term rate of return on plan assets, which is based on expected future performance of our plan asset mix and active plan asset management. Based on these factors, we expect our pension assets will earn an average of 8.5 percent per annum during the 20 years beginning December 1, 2006, with a standard deviation of 10.6 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.6 percent with a premium for active management of 0.5 percent. Our average rate of return and standard deviation estimates remain unchanged from December 1, 2005.
     For estimation purposes, we assume our long-term asset mix generally will be consistent with the current mix. Changes in our asset mix could impact the amount of recorded pension income or expense, the funded status of our plans and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and increase the amount of recorded pension expense (or decrease recorded pension income) in future years. When calculating the expected return on plan assets, the Company uses a market-related value of assets that spreads asset gains and losses over five years. As a result, changes in the fair value of assets prior to year-end 2006 will be reflected in the results of operations by January 1, 2012.
     The fair value of all plan assets ($1,378 million at year-end 2006 and $1,316 million at year-end 2005) is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.
     A third-party independent actuary determines our net pension asset or liability and associated income or expense. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Prior to adoption of SFAS No. 158, we recognized in our financial statements an accrued liability (or a prepaid pension expense) for the difference between pension cost and contributions to the plan. In addition, a minimum pension liability was recorded when a plan’s accumulated benefit obligation exceeded the plan’s assets by more than the amount of accrued liability recognized for that plan.
     Our benefit obligation totaled $1,331 million and $1,351 million at year-end 2006 and 2005, respectively. At year-end 2005, our benefit obligation included approximately $148 million associated with the Columbian discontinued operations, of which approximately $77 million was assumed by the buyer in 2006.
     Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments for a given duration. For our U.S. plans, we utilized a nationally recognized, third-party actuary to assist in the determination of the discount rate based on expected future benefit payments for service to date together with the Citibank Pension Discount Curve. This approach generated a discount rate of approximately 5.59 percent for our U.S. pension plans. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.
     We periodically review our actual asset mix, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary. Our assumption concerning the average rate of compensation increase was 4.25 percent at year-end 2006 and 4 percent at year-end 2005.
     The accumulated benefit obligation for all of our pension plans was $1,229 million and $1,270 million at year-end 2006 and 2005, respectively.
     In some of our plans, the plan assets exceed the accumulated benefit obligations (overfunded plans), while in the remainder, the accumulated benefit obligations exceed the plan assets (underfunded plans). The following table presents the underfunded plans at December 31:

	2006	2005

Projected benefit obligation	$71	133
Accumulated benefit obligation	$63	123
Fair value of plan assets	$11	51
     The following table presents the benefit obligation, changes in plan assets, the funded status of the pension plans and the assumptions used at December 31:

	2006	2005

Weighted-average assumptions:
Discount rate	5.59%	5.63%
Rate of increase in salary levels	4.25%	4.00%
Change in benefit obligation:
Benefit obligation at beginning of year	$1,351	1,351
Service cost — benefits earned during the period	23	28
Interest cost on benefit obligation	71	74
Plan amendments	—	2
Actuarial (gain) loss	37	(15)
Benefits paid	(78)	(84)
Divestitures	(77)	—
Special retirement benefits	1	4
Currency translation adjustments	3	(9)

Benefit obligation at end of year	$1,331	1,351

	2006	2005

Change in plan assets:
Fair value of plan assets at beginning of year	$1,316	1,019
Actual return on plan assets	191	129
Employer contributions	18	257
Currency translation adjustments	2	(5)
Benefits paid	(78)	(84)
Divestitures	(71)	—

Fair value of plan assets at end of year	$1,378	1,316

Funded status	$47	(35)

     At December 31, 2006, the amounts recognized in the balance sheet consist of:

Other assets and deferred charges (noncurrent assets)	$108
Accounts payable and accrued expenses (current liabilities)	(4)
Other liabilities and deferred credits (noncurrent liabilities)	(57)

$47

     At December 31, 2006, the amounts included in accumulated other comprehensive loss that have not been recognized in net periodic benefit cost consist of:

Net actuarial loss (net of tax of $85 million)	$134
Net prior service cost (net of tax of $3 million)	5
Net transition obligation (before and after taxes)	1

$140

     Prior to the adoption of SFAS No. 158, the net amount recognized for our pension plans at December 31, 2005, was $279 million, which included an unrecognized actuarial loss of $302 million and an unrecognized prior service cost of $12 million.
     At December 31, 2005, the net amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$314
Accrued benefit liability	(72)
Intangible asset	1
Deferred tax benefit	10
Accumulated other comprehensive loss	26

Net amount recognized	$279

     At December 31, 2005, we recognized a minimum liability in our financial statements for our underfunded plans. The accrued pension benefit liability of $72 million included an additional minimum liability of $37 million (included $22 million in other liabilities and deferred credits and $15 million in long-term liabilities related to assets held for sale). The additional minimum liability was offset by a $1 million intangible asset (included in other assets and deferred charges), a $26 million reduction in shareholders’ equity and a $10 million deferred tax benefit (included $5 million in long-term liabilities related to assets held for sale).
     The following table reflects the incremental effect of adopting SFAS No. 158 on the individual line items in the balance sheet at December 31, 2006:

	Before		After
	Adoption		Adoption
	of SFAS		of SFAS
	No. 158	Adjustments	No. 158

Other assets and deferred charges	$311	(203)	108
Total assets	$311	(203)	108
Accounts payable and accrued expenses	$5	(1)	4
Deferred income taxes	$(6)	(82)	(88)
Other liabilities and deferred credits	$48	9	57
Total liabilities	$47	(74)	(27)
Accumulated other comprehensive loss	$(11)	(129)	(140)
Total shareholders’ equity	$(11)	(129)	(140)
     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic benefit cost for the associated year consist of the following:

	2006	2005	2004

Weighted-average assumptions:
Discount rate	5.63%	5.75%	6.25%
Expected long-term rate of return	8.50%	8.50%	8.50%
Rate of increase in salary levels	4.00%	4.00%	4.00%
Net periodic benefit cost:
Service cost — benefits earned during the period	$22.6	28.1	23.6
Interest cost on benefit obligation	70.8	74.3	72.0
Expected return on plan assets	(104.4)	(86.1)	(84.1)
Amortization of transition obligation	0.1	0.1	0.1
Amortization of prior service cost	2.6	3.6	3.4
Amortization of actuarial loss	18.1	14.0	3.2
Curtailments and special retirement benefits	0.8	5.3	0.8

Net periodic benefit cost	$10.6	39.3	19.0

     The estimated net actuarial loss, prior service cost and transition obligation for our pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $13.8 million, $2.3 million and $0.1 million, respectively.
19. Postretirement and Other Employee Benefits Other Than Pensions
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

     In December 2005, the Company established and funded two VEBA trusts, one dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations, for eligible U.S. retirees. The trusts help provide assurance to participants in these plans that the Company will continue to have funds available to meet its obligations under the covered retiree medical and life insurance programs. The trusts, however, will not reduce retiree contribution obligations that help fund these benefits and will not guarantee that retiree contribution obligations will not increase in the future. In December 2005, the Company contributed a total of $200 million to these trusts, consisting of $175 million for postretirement medical obligations and $25 million for postretirement life insurance obligations. There were no contributions made to these trusts in 2006. At the end of the 2006 second quarter, each VEBA trust commenced making payments in support of the benefit obligations funded by the respective trust. During 2005, the majority of the premiums for life insurance benefits were paid out of a previously established life insurance funding arrangement (LIFA) maintained by an insurance company, which was closed in 2006. We expect benefit payments for postretirement medical and life coverage, which reflect expected future service, from these plans to be approximately $25 million per year through 2011 and $97 million for the period from 2012 to 2016.
     Our funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive payments from the VEBA trusts, our funding policy provides that contributions shall be at least equal to our cash basis obligations. Contributions for our postretirement benefit plans were approximately $1 million in 2006 and $228 million in 2005. The decrease in 2006 was primarily due to the establishment of the VEBA trusts in 2005, as discussed above.
     At December 31, 2006 and 2005, assets of the VEBA trusts were invested in U.S. fixed-income securities. At December 31, 2005, the LIFA assets were invested in U.S. fixed-income securities (60 percent) and growth-equity securities (40 percent).
     The fair value of all plan assets in the VEBA trust is impacted by general market conditions. If actual returns on plan assets vary from expected returns, actual results could differ.
     A third-party independent actuary determines our net postretirement liability and associated income or expense. Effective December 31, 2006, the Company adopted SFAS No. 158, which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Prior to adoption of SFAS No. 158, we recognized in our financial statements an accrued liability for the difference between postretirement cost and contributions to the plans.
     The long-term expected rate of return on plan assets for our postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as our pension plan. Based on our asset allocation, historical returns on the types of assets held in the trusts and the current economic environment, we expect our postretirement medical and life insurance benefit assets will earn an average of 3.7 and 4.5 percent per annum, respectively, over the long term beginning January 1, 2007.
     Our benefit obligation totaled $254 million and $281 million at year-end 2006 and 2005, respectively. Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption is designed to reflect yields on high-quality, fixed-income investments. For our U.S. plans, we utilized a nationally recognized, third-party actuary to assist in the determination of the discount rate based on expected future benefit payments for service to date from the postretirement medical and life insurance benefit plans together with the Citibank Pension Discount Curve. This approach generated a discount rate of 5.67 percent for the postretirement medical plan and 5.71 percent for the retiree life insurance plan. Changes in this assumption are reflected in our benefit obligation and, therefore, in the liabilities and income or expense we record.
     We periodically review our actual asset mix, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary.
     The following table presents the change in benefit obligation, change in plan assets, the funded status of the postretirement benefit plans and the assumptions used at December 31:

	2006	2005

Weighted-average assumptions:
Discount rate — medical retiree	5.67%	5.37%
Discount rate — life retiree	5.71%	5.41%

Change in benefit obligation:
Benefit obligation at beginning of year	$281	363
Service cost — benefits earned during the year	1	4
Interest cost on benefit obligation	14	20
Plan amendments	—	(30)
Actuarial gain	(12)	(41)
Benefits paid, net of employee contributions	(30)	(30)
Curtailments	—	(6)
Special retirement benefits	—	1

Benefit obligation at end of year	$254	281

Change in plan assets:
Fair value of plan assets at beginning of year	$201	3
Return on assets	$6	—
Employer contributions	1	228
Benefits paid, net of employee contributions	(30)	(30)

Fair value of plan assets at end of year	$178	201

Funded status	$(76)	(80)

     At December 31, 2006, the amounts recognized in the balance sheet consist of $76 million in other liabilities and deferred credits (noncurrent liabilities).
     At December 31, 2006, the amounts included in accumulated other comprehensive income that have not been recognized in net periodic benefit cost consist of:

Net actuarial gain (net of tax of $14 million)	$(23)
Net prior service benefit (net of tax of $8 million)	(12)

$(35)

     Prior to the adoption of SFAS No. 158, the net amount recognized for our postretirement benefit plans at December 31, 2005, was a liability of $130 million (included in other liabilities and deferred credits), which included an unrecognized actuarial gain of $28 million and an unrecognized prior service benefit of $22 million.
     The following table reflects the incremental effect of adopting SFAS No. 158 on the individual line items in the balance sheet at December 31, 2006:

	Before		After
	Adoption		Adoption
	of SFAS		of SFAS
	No. 158	Adjustments	No. 158

Deferred income taxes	$—	22	22
Other liabilities and deferred credits	$133	(57)	76
Total liabilities	$133	(35)	98
Accumulated other comprehensive income	$—	35	35
Total shareholders’ equity	$—	35	35
     Assumptions used as of the beginning of the plan year to determine the listed components of net periodic postretirement benefit cost for the associated year consist of the following:

	2006	2005	2004

Weighted-average assumptions:
Discount rate — medical retiree	5.37%	5.75%	6.25%
Discount rate — life retiree	5.41%	6.00%	6.25%
Expected long-term rate of return on plan assets:
Medical retiree*	3.50%
Life retiree	5.00%	6.50%	6.50%

Components of net periodic benefit cost:
Service cost — benefits earned during the year	$1.2	4.3	5.4
Interest cost on benefit obligation	14.4	19.6	23.3
Expected return on plan assets	(7.0)	(0.1)	(0.3)
Amortization of prior service cost (benefit)	(2.5)	0.3	1.3
Recognized net actuarial loss (gain)	(0.7)	0.5	0.4
Curtailments and special retirement benefits	(0.3)	0.8	—

Net periodic benefit cost	$5.1	25.4	30.1

*	Prior to the 2006 plan year, there was no expected return on plan assets for the postretirement medical obligations.
     The estimated net actuarial gain and prior service benefit for our postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are approximately $1.9 million and $2.5 million, respectively.
     The assumed medical-care trend rates at December 31 were:

	2006	2005

Medical-care cost trend rate assumed for major medical plan for the next year	10%	10%
Medical-care cost trend rate assumed for basic only plan for the next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2012
     Assumed medical-care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefits. A 1-percentage-point change in the medical-care cost trend rates assumed for postretirement medical benefits would have the following effects:

	1 Percentage Point
	Increase	Decrease

Effect on total of service and interest cost components	$0.6	(0.5)
Effect on postretirement benefit obligation	$9.8	(8.5)
     We have a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. At December 31, 2006, the accumulated postemployment disability benefit consisted of a current portion of $8.7 million (included in accounts payable and accrued expenses) and a long-term portion of $36.4 million (included in other liabilities and deferred credits). At December 31, 2005, the accumulated postemployment disability benefit consisted of a current portion of $9.7 million (included $8.8 million in accounts payable and accrued expenses and $0.9 million in liabilities related to assets held for sale) and a long-term portion of $39.6 million (included $34.2 million in other liabilities and deferred credits and $5.4 million in long-term liabilities related to assets held for sale).
     We also sponsor savings plans for the majority of our employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The principal savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. In this plan, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options, including company stock. Participants also may direct their contributions into a brokerage option through which they can invest in stocks, bonds and mutual funds. Participants may change investment direction or transfer existing balances at any time without restriction, with some exceptions for certain officers and other insiders and subject to certain trade control policies adopted by the plans’ recordkeeper. We match a percentage of employee pre-tax deferral contributions up to certain limits. These matching contributions are made in cash, which is immediately invested according to each employee’s current investment direction. Our matching contributions amounted to $32.9 million in 2006, $31.0 million in 2005 and $17.1 million in 2004. Our principal savings plan includes a profit sharing feature for our salaried employees, which is based on the Company’s financial performance for the applicable year. Included in the above-mentioned matching contributions were profit sharing contributions of $18.9 million in 2006, $17.8 million in 2005 and $5.2 million in 2004 based on the Company’s performance in the 2005, 2004 and 2003 plan years, respectively. At December 31, 2006, we had accrued $19.7 million for the estimated 2006 plan year profit sharing contribution, which is payable in 2007.
     During 2006, the Company adopted the Phelps Dodge Service Based Defined Contribution Plan, a company-funded defined contribution plan for eligible employees hired on or after January 1, 2007. This plan is effective January 1, 2007, and eligible employees vest after three years of service. The Company’s contribution for each eligible employee is based on each employee’s annual salary and years of service. The Company expects to make approximately $1.0 million in cash contributions during 2007 to this plan.
20. Commitments
     Phelps Dodge leases various types of properties, including offices, equipment and mineral interests. Certain of the mineral leases require minimum annual royalty payments, and others provide for royalties based on production.
     Summarized below are future minimum rentals and royalties under non-cancelable leases at December 31, 2006:

	Operating	Mineral
	Leases	Royalties

2007	$16.6	1.9
2008	14.9	1.9
2009	13.9	1.9
2010	12.2	1.7
2011	9.2	1.3
After 2011	6.8	9.4

Total payments	$73.6	18.1

     Summarized below is future sub-lease income at December 31, 2006:

Sub-lease
Income
2007	$0.3
2008	0.3
2009	0.4
2010	0.3
2011	—
After 2011	—

$1.3

     Summarized below are rent and royalty expenses for the years ended December 31:

	2006	2005	2004

Rental expense	$38.5	32.7	33.8
Mineral royalty expense	1.3	1.3	1.3

	$39.8	34.0	35.1

     Phelps Dodge has unconditional purchase obligations (take-or-pay contracts with terms in excess of one year) of $380.9 million, comprising the procurement of transportation (approximately 56 percent); electricity (approximately 22 percent); sulfuric acid (approximately 7 percent); port fee commitments (approximately 7 percent); other supplies and services (approximately 6 percent), and oxygen (approximately 2 percent) that are essential to our operations worldwide. Transportation obligations are primarily for Cerro Verde and Candelaria contracted ocean freight rates and for North American natural gas transportation. Approximately 62 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for PDMC, at generally fixed-price arrangements. PDES has the right and the ability to resell electricity as circumstances warrant. Some of our unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In such cases, the amount of the actual obligation may change over time due to market conditions. Our sulfuric acid purchases provide for deliveries of specified volumes, based on negotiated rates, to El Abra and Cerro Verde. Our copper mine in Peru has port fee commitments over approximately 20 years. Our oxygen obligations provide for deliveries of specified volumes, at fixed prices, to Bagdad.
     Our future commitments are $174.1 million, $92.0 million, $34.2 million, $24.7 million, $24.7 million and $31.2 million for 2007, 2008, 2009, 2010, 2011, and after 2011, respectively. During 2006, 2005 and 2004, we fulfilled our minimum contractual purchase obligations for those periods or negotiated settlements in those situations in which the Company terminated an agreement containing an unconditional obligation.
21. Guarantees
     Phelps Dodge is involved as a guarantor in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities.
     At our Morenci mine in Arizona, we have a venture agreement dated February 7, 1986, with our business partner, Sumitomo Metal Mining Arizona, Inc., that includes a put/call option guarantee clause. We hold an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, our partner has the right to sell its 15 percent share to the Company. Likewise, under certain conditions, the Company has the right to exercise its purchase option to acquire our business partner’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2006, the maximum potential payment the Company is obligated to make to our business partner upon exercise of the put option (or the Company’s exercise of its call option) totaled $137.9 million. As of December 31, 2006, the Company had not recorded any liability in its Consolidated Financial Statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value is well in excess of the exercise price.
     One of our subsidiaries has entered into an indirect guarantee to pledge certain of our land and improvements as collateral to a lender for a real estate development loan issued on behalf of our joint venture investment. The Company owns a 50 percent interest in the joint venture and has guaranteed payment of any amounts due on the loan in the event of default on the joint venture’s loan. The loan value and maximum potential payment for this guarantee at December 31, 2006, was $28.0 million. The estimated fair value of our collateralized land at year-end was $7.0 million. As of December 31, 2006, the Company had not recorded any liability in its Consolidated Financial Statements in connection with this guarantee as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.
     The Company and its subsidiaries have, as part of merger, acquisition, divestiture and other transactions entered into during the ordinary course of business (including transactions involving the purchase and sale of property), from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. As part of certain transactions, the Company indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally require Phelps Dodge (or its subsidiaries) to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of the Company or assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, we do not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, we have not recorded any obligations associated with these indemnities. With respect to our environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated. (Refer to Note 22, Contingencies, for further discussions concerning our environmental reserve process and Note 15, Debt and Other Financing, for discussion of Phelps Dodge’s pro rata guarantee associated with financing for the expansion of the Cerro Verde copper mine.)
22. Contingencies
Letters of Credit and Surety Bonds
     Phelps Dodge had standby letters of credit totaling $186.3 million at December 31, 2006, primarily for reclamation, environmental obligations and workers’ compensation insurance programs. In addition, Phelps Dodge had surety bonds totaling $97.4 million at December 31, 2006, primarily associated with reclamation, closure and environmental obligations ($66.4 million, or approximately 68 percent — see discussion below), self-insurance bonds primarily for workers’ compensation ($23.7 million, or approximately 24 percent) and miscellaneous bonds ($7.3 million, or approximately 8 percent).
Insurance
     The Company purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. The Company purchases all-risk property insurance with varying site deductibles and an annual aggregate corporate deductible of $30 million. The Company generally is self-insured for workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed twice a year by an independent, third-party actuary for the Company’s various casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $59.7 million and $59.0 million at December 31, 2006 and 2005, respectively.
     The Company pays its portion of a variety of insurance claims and losses. The total amount paid pursuant to its major insurance programs, including property, general liability, workers’ compensation and auto liability was approximately $21 million, $18 million and $19 million in 2006, 2005 and 2004, respectively. Group medical and other insurance benefit costs and premiums paid by the Company for both active and retired participants totaled approximately $90 million (of which approximately $29 million was paid from the VEBA trusts), $95 million and $101 million in 2006, 2005 and 2004, respectively.
Environmental
     Phelps Dodge is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. The Company also is subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, the Company is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.
     Phelps Dodge or its subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the U.S. Forest Service and several state agencies that they may be liable under CERCLA or similar state laws and regulations for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge also has been advised by trustees for natural resources that the Company may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.
     Phelps Dodge has established reserves for potential environmental obligations that management considers probable and for which reasonable estimates can be made. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility or a portion of a facility is made by management, and when the environmental liability is considered to be probable. Environmental liabilities attributed to CERCLA or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and we have been associated with the site. Other environmental remediation liabilities are considered probable based upon specific facts and circumstances. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, Phelps Dodge’s experience in remediation, other companies’ remediation experience, Phelps Dodge’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Accordingly, total environmental reserves of $377.9 million and $367.9 million were recorded as of December 31, 2006 and 2005, respectively. The long-term portion of these reserves is included in other liabilities and deferred credits on the Consolidated Balance Sheet and amounted to $261.0 million and $285.6 million at December 31, 2006 and 2005, respectively.
     The site currently considered to be the most significant is the Pinal Creek site near Miami, Arizona. The sites with the most significant reserve changes during 2006 were the Chino Administrative Order on Consent (Chino AOC), the Tohono Tailing and Evaporation Pond Remediation, and the Anniston Lead and PCB sites. The sites with the most significant reserve changes during 2005 were the Anniston Lead and PCB sites, and the Laurel Hill site.
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
     Phelps Dodge Miami, Inc.’s share of the planned remediation work based on the interim agreements between the parties has a cost range for reasonably expected outcomes estimated to be from $92 million to $205 million. Approximately $102 million remained in the Company’s Pinal Creek remediation reserve at December 31, 2006.
     Chino AOC
     In December 1994, Chino Mines Company (Chino) entered into an Administrative Order on Consent (AOC) with the New Mexico Environment Department (NMED), which requires Chino to perform a CERCLA-quality investigation of environmental impacts and the potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigation began in 1995 and is still in progress, although substantial portions of the investigation are complete. During 2006, soil removal actions in residential yards were initiated at the Hurley townsite. Although no feasibility studies have been completed, the Company expects that additional remediation will also be required in other areas. We are currently negotiating an interim remedial action with NMED for the Whitewater Creek Investigative Unit and a technology pilot test at the Smelter/Tailing Investigative Unit, and expect to conduct feasibility studies for these areas after several years of monitoring the results of these actions. During 2006, the Company increased its reserve associated with these implemented and planned actions at the Chino AOC by approximately $14 million, which was partially offset by spending during the year, for a total reserve at December 31, 2006, of approximately $27 million.
     Tohono Tailing and Evaporation Pond Remediation
     Cyprus Tohono Corporation (Cyprus Tohono) leases certain land from the Tohono O’odham Nation (the Nation), including the mining operation site that comprises an open pit, underground mine workings, leach and non-leach rock stockpiles, tailing and evaporation ponds, SX/EW operations and ancillary facilities. The Nation, along with several federal agencies, has notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts from historical mining operations. In recent years, Cyprus Tohono expanded its groundwater-monitoring well network, with some samples showing contaminant levels above primary and secondary drinking water standards. In addition, tests from a neighboring Native American village’s water supply well indicated elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village. EPA has completed a Preliminary Assessment and Site Investigation (PA/SI) of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the National Priorities List (NPL). The Nation has asked EPA not to list the Tohono mine on the NPL.
     During 2006, Cyprus Tohono entered into an AOC with EPA to conduct a non-time-critical removal action and perform remediation at the former tailing impoundment and evaporation pond areas. In January 2007, the Nation requested the assistance of EPA to evaluate groundwater contamination associated with the Cyprus Tohono mine. The Company expects to negotiate and enter into a separate AOC to perform a remedial investigation and feasibility study for groundwater contamination at the site. During 2006, based on the work plan submitted to EPA for the removal action, the Company increased its reserve for this Superfund matter by approximately $12 million, which was partially offset by spending during the year, for a total reserve at December 31, 2006, of approximately $25 million.
     Anniston Lead and PCB Sites
     Phelps Dodge Industries, Inc. (PDII) formerly operated a brass foundry in Anniston, Alabama, and has been identified by EPA as a PRP at the Anniston Lead and PCB sites. The Anniston Lead site consists of lead contamination originating from historical industrial operations in and about Anniston; the Anniston PCB site consists of PCB contamination originating primarily from historical PCB manufacturing operations in Anniston. Pursuant to an administrative order on consent/settlement agreement (Settlement Agreement), PDII, along with 10 other parties identified by EPA as PRPs, agreed to conduct a non-time-critical removal action at certain residential properties identified to have lead and PCB contamination above certain thresholds. While PDII and the other parties to the Settlement Agreement have some responsibility to address residential PCB contamination, that responsibility is limited, with EPA characterizing

PDII and the parties to the Settlement Agreement as de minimis PRPs. The Settlement Agreement became final on January 17, 2006. During 2006, PDII and the other PRPs reached a final cost-sharing agreement that, among other things, assigns PDII the responsibility to manage the PRPs’ obligations under the Settlement Agreement. In addition, since finalizing the Settlement Agreement, sampling of residential yards and required soil removal actions commenced. During 2006 and 2005, PDII increased its reserve by approximately $11 million and $22 million, respectively, which was offset by spending during those years, for a total reserve of approximately $27 million at December 31, 2006, covering remedial costs, PRP group settlement costs, and legal and consulting costs.
     Laurel Hill Site
     Phelps Dodge Refining Corporation, a subsidiary of the Company, owns a portion of the Laurel Hill property in Maspeth, New York, that formerly was used for metal-related smelting, refining and manufacturing. All industrial operations at the Laurel Hill site ceased in 1984. In June 1999, the Company entered into an Order on Consent with New York State Department of Environmental Conservation (NYSDEC) that required the Company to perform, among other things, a remedial investigation and feasibility study relating to environmental conditions and remedial options at the Laurel Hill site. NYSDEC issued a final remedial decision in January 2003 in the form of a Record of Decision (ROD) regarding the property. The Company expects to complete the work under the ROD in 2007.
     In July 2002, Phelps Dodge entered into another Order on Consent with NYSDEC requiring the Company to conduct a remedial investigation and feasibility study relating to sediments in Newtown and Maspeth Creeks, which are located contiguous to the Laurel Hill site. The Company commenced the remedial investigation in 2004. The Company is scheduled to submit its remedial investigation report and its remedial feasibility report to NYSDEC in 2007. The Company is currently engaged in settlement discussions with NYSDEC concerning the types of remedial actions in the feasibility study that would be acceptable to the agency. During 2005, based on the types of remedial actions being discussed and associated transactional costs, the environmental reserve was increased by approximately $21 million. At December 31, 2006, the total reserve for the Laurel Hill site was approximately $19 million, which covers ongoing consulting and legal costs to complete the required studies and assess contributions from other potential parties plus expected remedial action costs for impacted sediments. The Company also is currently engaged in settlement discussions with federal and state natural resource trustees concerning potential natural resource damages attributable to historical operations at the Laurel Hill facility. The environmental reserve also covers possible settlement amounts for these potential natural resource damages being discussed with federal and state trustees.
     On February 8, 2007, the Attorney General for the state of New York issued a Notice of Intent to Sue under the citizen suit provision of RCRA alleging that historical contamination from the Laurel Hill site has created an imminent and substantial endangerment to health and the environment in the adjacent Newtown Creek and portions of the adjacent shoreline. The notice seeks injunctive relief under RCRA for alleged environmental contamination. The Company intends to discuss the notice with the Office of the Attorney General.
     Other
     For the years 2006, 2005 and 2004, the Company recognized net charges of $82.4 million, $113.4 million and $58.9 million, respectively, for environmental remediation. As discussed above, the sites with the most significant reserve changes during 2006 were the Chino AOC, the Tohono Tailing and Evaporation Pond Remediation, and the Anniston Lead and PCB sites (a total increase of approximately $37 million). The sites with the most significant reserve changes during 2005 were the Anniston Lead and PCB sites and the Laurel Hill site (a total increase of approximately $43 million). The remainder of environmental remediation changes was primarily for closed or non-owned sites, none of which increased or decreased individually more than approximately $10 million during 2006 or 2005.
     At December 31, 2006, the cost range for reasonably possible outcomes for all reservable environmental remediation sites (including Pinal Creek’s estimate of approximately $92 million to $205 million) was approximately $332 million to $631 million (of which $377.9 million has been reserved). Significant work is expected to be completed in the next several years on the sites that constitute a majority of the reserve balance, subject to inherent delays involved in the remediation process.
     Phelps Dodge believes it has other potential claims for recovery from other third parties, including the United States government and other PRPs. Neither claims nor offsets are recognized unless such offsets are considered probable of realization.
     Phelps Dodge has a number of sites that are not the subject of an environmental reserve because it is not probable that a successful claim will be made against the Company for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. At December 31, 2006, the cost range for reasonably possible outcomes for all such sites, for which an estimate can be made, was approximately $3 million to $18 million. The liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. Management, however, believes the liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years.
     The following table summarizes environmental reserve activities for the years ended December 31:

	2006	2005	2004

Balance, beginning of year	$367.9	303.6	317.2
Additions to reserves*	84.0	116.0	63.6
Reductions in reserve estimates	(1.6)	(2.6)	(4.7)
Spending against reserves	(72.4)	(49.1)	(72.5)

Balance, end of year	$377.9	367.9	303.6

*	2006 included $10.6 million not charged to expense that was associated with cash settlements to Phelps Dodge from PRPs.
Asset Retirement Obligations
     We recognize asset retirement obligations (AROs) as liabilities when incurred, with initial measurement at fair value. With the adoption of FIN 47 in the 2005 fourth quarter, we recognize conditional AROs as liabilities when sufficient information exists to reasonably estimate the fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated primarily on a units-of-production basis over the asset’s useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. The Company’s cost estimates are reflected on a third-party cost basis and comply with the Company’s legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143, “Accounting for Asset Retirement Obligations.” These cost estimates may differ from financial assurance cost estimates due to a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in the scope of reclamation activities and the exclusion of certain costs not accounted for under SFAS No. 143.
     The following tables summarize ARO and ARC activities for the years ended December 31:

Asset Retirement Obligations
	2006	2005	2004

Balance, beginning of year	$398.4	275.2	225.3
Liability recorded upon adoption of FIN 47*	—	17.9	—
Additional liabilities from fully consolidating El Abra and Candelaria*	—	—	5.6
New liabilities during the period	5.3	1.5	1.8
Accretion expense	25.8	22.8	19.6
Payments	(64.3)	(39.2)	(28.9)
Revisions in estimated cash flows	78.9	127.0	51.6
Foreign currency translation adjustments	—	(0.6)	0.2
Transfer to long-term liabilities related to assets held for sale	—	(6.2)	—
Other	1.4	—	—

Balance, end of year	$445.5	398.4	275.2

*	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

Asset Retirement Costs
	2006	2005	2004

Gross balance, beginning of year	$199.2	196.3	138.9
Asset recorded upon adoption of FIN 47*	—	8.4	—
Additional assets from fully consolidating El Abra and Candelaria*	—	—	3.8
New assets during the period	5.3	1.5	1.8
Revisions in estimated cash flows	78.9	127.0	51.6
Impairment of assets	—	(129.7)	—
Foreign currency translation adjustments	—	(0.4)	0.2
Transfer to long-term assets held for sale	—	(3.9)	—

Gross balance, end of year	283.4	199.2	196.3
Less accumulated depreciation, depletion and amortization**	101.5	86.4	71.2

Net balance, end of year	$181.9	112.8	125.1

*	Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.

**	In 2005, accumulated depreciation, depletion and amortization included adjustments for the adoption of FIN 47 ($4.0 million) and the transfer to long-term assets held for sale ($2.0 million); 2004 included adjustments of $1.4 million from fully consolidating El Abra and Candelaria.
     At December 31, 2006, we estimated our share of the total cost of AROs, including anticipated future disturbances and cumulative payments, at approximately $1.4 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.
     In December 2005, the Company established a trust dedicated to funding our global reclamation and remediation activities and made an initial cash contribution of $100 million. In March 2006, the Company made an additional cash contribution of $300 million to the trust. The Company also has trust assets that are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre, as required for New Mexico financial assurance. At December 31, 2006 and 2005, the fair value of these trust assets was approximately $514 million and $191 million, respectively, with approximately $97 million and $91 million, respectively, legally restricted.
     During 2006, we revised our cash flow estimates and timing by $78.9 million, which primarily consisted of changes at our Tyrone mine ($57.3 million, discounted) as a result of revising cost estimates, based on detailed engineering designs, associated with accelerating reclamation activities at its Mangas Valley tailing dams.
     During 2006, we also revised our cash flow estimates and timing at Cerro Verde ($9.6 million, discounted) as a result of cost estimates associated with the commencement of the sulfide mining process and Cerro Verde completing its comprehensive review of the requirements and associated cost estimates to comply with the Mine Closure Law published by the Peruvian Ministry of Energy and Mines.
     During 2005, we revised our cash flow estimates and timing by $127.0 million, which primarily consisted of changes at our Tyrone and Chino mines ($107.0 million, discounted). These revisions were the result of Tyrone receiving a permit modification in March 2005 from the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department (MMD) that adjusted the timing of reclamation activities for its inactive tailing operations. Additionally, Tyrone obtained new cost estimates to perform the closure activities. Tyrone also accelerated timing of closure activities for stockpile and tailing work, and changed the scope of reclamation work for certain stockpiles to coincide with a change in life-of-mine plan assumptions. Chino also changed the timing of its cash flow estimates to coincide with a change in life-of-mine plan assumptions.
     In 2005, we also revised our cash flow estimates and timing at the El Abra and Candelaria mines ($7.7 million, discounted) as a result of completing our comprehensive review of the requirements and associated cost estimates to comply with the modified mining safety regulation published by the Chilean Ministry of Mining.
     In the 2005 second quarter, Tyrone and Cobre mines recorded impairments of ARCs of $124.5 million and $5.2 million, respectively. (Refer to Note 3, Special Items and Provisions, Net, for further discussion.)
     During 2004, we revised our cash flow estimates by $51.6 million, which primarily consisted of changes at our Tyrone and Chino mines

($43.6 million, discounted). These revisions were the result of Tyrone receiving a permit modification in April 2004 from MMD that provided conditions for approval of its closure plan and established the financial assurance amount. Tyrone’s estimates were also updated for actual closure expenses incurred in 2004. In addition, ongoing discussions with NMED and MMD required us to perform activities substantially different in scope to fulfill certain permit requirements for the tailing and stockpile studies and accelerate closure expenditures associated with our then-current life-of-mine plans at both Tyrone and Chino.
Significant Arizona Environmental and Reclamation Programs
     ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced the previous Arizona groundwater quality protection permit regulations. Several of our properties continue to operate pursuant to the transition provisions for existing facilities under APP regulations. APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting. APP requires compliance with aquifer water quality standards at an applicable point of compliance well or location. APP also may require mitigation and discharge reduction or elimination of some discharges. Existing facilities operating under APP transition provisions are not required to modify operations until requested by the state of Arizona, or unless a major modification at the facility alters the existing discharge characteristics.
     An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permittee notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP. In 2005, ADEQ amended the financial assurance requirements under APP regulations. As a result of the amendments, facilities covered by APPs may have to provide additional financial assurance demonstrations or mechanisms for closure and post-closure costs.
     We have received an APP for our Morenci operations, our Safford development property, portions of our Bagdad and Miami mines, a sewage treatment facility at Ajo, and a closed tailing impoundment in Clarkdale, Arizona. We have submitted proposed modifications to the Clarkdale APP to reflect capping actions taken in 2006. We have conducted groundwater studies and submitted APP applications for several of our other properties and facilities, including the Bagdad, Sierrita, Miami and Bisbee mines, and United Verde branch. Permits for most of these other properties and facilities likely will be issued by ADEQ in the first half of 2007. We will continue to submit all required APP applications for our remaining properties and facilities, and for modifications to our existing operations, as well as for any new properties or facilities. We do not know what APP requirements are going to be for all existing and new facilities and, therefore, it is not possible for us to estimate costs associated with those requirements. We are likely to continue to have to make expenditures to comply with the APP program.
     At our Sierrita and Bisbee properties, ADEQ has proposed detailed requirements to protect public drinking water sources with respect to non-hazardous substances, such as sulfate. Sierrita has signed a Mitigation Order with ADEQ to address sulfate-impacted groundwater that is used for drinking water purposes. A similar draft Mitigation Order is being negotiated for Bisbee. Financial assurance, in the same form used for the Arizona APP program, will likely be required for any long-term measures implemented under these Mitigation Orders.
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
     Both under APP regulations and AMLRA, a publicly traded company may satisfy the financial assurance requirements by showing that its unsecured debt rating is investment grade and that it meets certain requirements regarding assets in relation to estimated closure and post-closure cost and reclamation cost estimates. Phelps Dodge’s senior unsecured debt currently carries an investment-grade rating. Additionally, the Company currently meets another financial strength test under Arizona law that is not ratings dependent. Under the amended APP regulations, Phelps Dodge has provided guarantees for the financial assurance obligations of its subsidiaries that have pending APP permits and has provided financial strength demonstrations for pending APP permits that will be issued to Phelps Dodge.
     At December 31, 2006 and 2005, we had accrued closure costs of approximately $74 million and $68 million, respectively, for our Arizona operations. The amount of financial assurance currently demonstrated for closure and reclamation activities is approximately $174 million. If the Company’s credit rating for senior unsecured debt falls below investment grade, and if it could not meet the alternative financial strength test that is independent of debt ratings, our Arizona mining operations might be required to supply financial assurance in another form.
     Ore mining at Cyprus Tohono ceased in July 1997, but copper cathode production continued from existing leach stockpiles until early 1999 at which time the site was placed on care-and-maintenance status. As a result of higher copper prices, the facility restarted operations to recover copper from existing leach stockpiles in the 2004 fourth quarter, which allowed initial cathode production in January 2005. Many of these facilities are covered by Mine Plans of Operations (MPOs) issued by the federal Bureau of Land Management (BLM). The leases and MPOs impose certain environmental compliance, closure and reclamation requirements upon Cyprus Tohono. The closure and reclamation requirements under the leases require action to be taken upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the lease. Previous studies indicate that closure and reclamation requirements, excluding any potential Superfund environmental response costs, are estimated at approxi-

mately $5 million. The Company has provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a corporate performance guarantee. Cyprus Tohono has committed to update previous closure and reclamation studies and associated cost estimates by June 2007.
     The Nation, along with several federal agencies, has notified Cyprus Tohono of groundwater quality concerns and concerns with other environmental impacts of historical mining operations. In recent years, Cyprus Tohono expanded its groundwater-monitoring well network, with some samples showing contaminant values above primary and secondary drinking water standards. In addition, tests from neighboring Native American village’s water supply well indicated elevated concentrations of sulfate. Cyprus Tohono has installed new water wells and provided an alternative water supply to the village.
     EPA has completed a PA/SI of the Tohono mine under the federal Superfund program and has concluded that the site is eligible for listing on the NPL. The Nation has asked EPA not to list the Tohono mine on the NPL.
     Cyprus Tohono entered into an AOC with EPA to conduct a non-time-critical removal action and perform remediation at the former tailing impoundment and evaporation pond areas. In January 2007, the Nation requested the assistance of EPA to evaluate groundwater contamination associated with the Cyprus Tohono mine. The Company expects to negotiate and enter into a separate AOC to perform a remedial investigation and feasibility study for groundwater contamination at the site. Based on the work plan submitted to EPA for the removal action, the Company increased its reserve, net of spending, for this Superfund matter from approximately $20 million to $25 million.
     The Company’s historical United Verde mine has obtained an APP for closure of a tailing impoundment located near Clarkdale, Arizona, and is awaiting approval of an APP for existing mine water discharge containment facilities at the mine near Jerome, Arizona. The tailing impoundment has not received tailing discharges since the early 1950s, but has received discharges of municipal sewage effluent from the town of Clarkdale since the late 1970s. Closure work under the APP for the tailing impoundment has been partially completed, including the installation of a soil cap over most of the tailing pile. The Company has applied for an amendment to the Clarkdale APP regarding the cap design for final closure. Implementation of the plan under the proposed United Verde mine APP is required under the terms of a Consent Decree settling alleged Clean Water Act violations and entered by the U.S. District Court for the District of Arizona on November 23, 2003. A voluntary remediation project also has commenced under supervision of ADEQ at the nearby historical Iron King mine to manage potential discharges of acidic water from an adit. Additional work may be required at historical mine workings in the district that are owned by the Company to satisfy requirements under storm water discharge permits. At the United Verde mine, APP and remedial costs are estimated to be approximately $14 million; and at the Iron King mine, voluntary remediation costs are estimated to be approximately $2 million. These amounts, totaling approximately $16 million, were included in environmental reserves at December 31, 2006. At December 31, 2006, the environmental reserve for Clarkdale was approximately $7 million, and this amount is expected to decrease in 2007 once ADEQ approves the amended APP that reflects the capping action completed in 2006.
Significant New Mexico Environmental and Reclamation Programs
     The Company’s New Mexico operations, Chino, Phelps Dodge Tyrone, Inc. (Tyrone), Cobre Mining Company (Cobre) and Phelps Dodge Hidalgo, Inc. (Hidalgo), each are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. NMED has required each of these operations to submit closure plans for NMED’s approval. The closure plans must describe measures to be taken to prevent groundwater quality standards from being exceeded following the closure of discharging facilities and to abate any groundwater or surface water contamination.
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
     In April 2005, the governor of New Mexico signed Senate Bill 986, effective June 17, 2005, that removes the requirement to provide financial assurance for the gross receipts tax levied on closure work. As a result of this legislation, NMED and MMD have approved reductions of approximately $27 million (NPV basis) from the total amount of financial assurance required.
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
     Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has postponed the hearing on the Chino closure permit pending a report by the parties regarding settlement discussions. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. Tyrone appealed the WQCC’s decision to the Court of Appeals, and on June 15, 2006, the Court of Appeals overturned two conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for

Certiorari filed by other parties. The case has been remanded to the WQCC for further proceedings to address the Court of Appeals decision. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance, within the next few months.
     The terms of the NMED closure permits and MMD-approved closeout plans for Chino, Tyrone and Cobre require the facilities to conduct supplemental studies concerning closure and closeout, including feasibility studies to evaluate additional closure and reclamation alternatives. The feasibility study is due, along with amended closure plans, before the end of the five-year permit terms, which end in 2008 for Chino and Tyrone and in 2009 for Cobre. The terms of the NMED closure permits also require the facilities to prepare and submit abatement plans to address groundwater that exceeds New Mexico groundwater quality standards as well as potential sources of future groundwater contamination. Changes to the existing closure plans and additional requirements arising from the abatement plans could increase or decrease the cost of closure and closeout. Cobre submitted an application to MMD and NMED for a standby permit to defer implementation of closure and reclamation requirements, which was approved on December 5, 2006. Cobre continues on care-and-maintenance status.
     The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $395 million for Chino, $439 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to an NPV basis to determine the amount of financial assurance required for each facility. Financial assurance amounts as of December 31, 2006, were $199 million for Chino, $265 million for Tyrone and $31 million for Cobre. Tyrone’s financial assurance obligation was approved for a reduction of approximately $32 million, which was substantially complete in January 2007. Applications are pending to reduce Tyrone’s financial assurance by approximately $20 million, Chino’s financial assurance by approximately $7 million and Cobre’s financial assurance by approximately $2 million. In addition, Hidalgo has provided financial assurance for approximately $11 million under the terms of its existing discharge permit.
     Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the guarantees require Phelps Dodge to meet certain financial tests that, in part, require Phelps Dodge to maintain an investment-grade rating for its most recently issued senior credit obligations. Phelps Dodge’s senior credit obligations currently carry investment-grade credit ratings. In the event of a ratings downgrade below investment-grade, some additional portion of the financial assurance would have to be provided in a different form. The balance of the financial assurance (approximately 30 percent) is provided in the form of trust funds, real estate collateral and letters of credit.
     The Company estimates its total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $289 million for Chino, $427 million for Tyrone and $44 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. The above cost estimates do not include cumulative payments through December 31, 2006. These estimates are lower than the estimated costs used as the basis for financial assurance amounts due to the factors discussed above, and reflect our internal cost estimates. Our cost estimates, on a third-party cost basis used to determine the fair value of our closure and closeout accrual for SFAS No. 143, totaled approximately $395 million for Chino, $460 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). Tyrone’s cost estimate includes approximately $21 million of net costs in addition to the financial assurance cost estimate that primarily relates to an increased scope of work for tailing, stockpiles and other projects, and updated estimates for actual closure expenditures incurred. Cobre’s cost estimate includes approximately $2 million of costs in addition to the financial assurance cost estimate primarily for increased scope of work for stockpiles and characterization studies. At December 31, 2006, we had accrued approximately $72 million for Chino, $210 million for Tyrone, $9 million for Cobre and $5 million for Hidalgo. For comparison, at December 31, 2005, we had accrued approximately $65 million for Chino, $186 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo.
     During 2006, Tyrone continued certain closure activities, including completion of a project to remove a portion of its 1C stockpile and initiating reclamation of an adjacent stockpile area. Additionally, Tyrone continued accelerated reclamation of tailing impoundments located in Mangas Valley, including completion of reclamation of one tailing impoundment. Through December 31, 2006, approximately $78 million had been spent on these actions, including approximately $22 million on the 1C stockpile. In November 2006, NMED and MMD approved reductions in Tyrone’s financial assurance by approximately $32 million to reflect the completion of the 1C stockpile removal project and 2005 legislation that eliminated a requirement to include New Mexico gross receipts tax in the cost estimates used for financial assurance. Tyrone is applying for an additional reduction of $20 million to account for reclamation work performed during 2006.
     In December 1994, Chino entered into an AOC with NMED. The AOC requires Chino to perform a CERCLA quality investigation of environmental impacts and potential risks to human health and the environment associated with portions of the Chino property affected by historical mining operations. The remedial investigation began in 1995 and is still under way, although substantial portions of the remedial investigation are near completion. The Company expects that some remediation will be required and is considering interim remediation proposals, although no feasibility studies have yet been completed. Chino has begun remediating residential yards in the town of Hurley after agreement was reached with NMED on cleanup levels. NMED has not yet issued a record of decision regarding any additional remediation that may be required under the AOC. As of December 31, 2006, the Company’s estimated cost for all aspects of the AOC is approximately $27 million. In addition to work under the AOC, Chino has implemented projects to control blowing dust from tailing impoundments. Chino continues work on excavating and removing copper-bearing material from an area known as “Lake One”

for copper recovery in existing leach stockpiles at the mine. As of December 31, 2006, the Company’s estimated cost for the remaining work at Lake One was approximately $5 million. The Company’s aggregate environmental reserve for liability under the Chino AOC, the interim work on the tailing impoundments and Lake One, as described above, was approximately $37 million at December 31, 2006.
Significant Colorado Reclamation Programs
     Our Climax and Henderson mines in Colorado are subject to permitting requirements under the Colorado Mined Land Reclamation Act, which requires approval of reclamation plans and provisions for financial assurance. These mines have had approved mined-land reclamation plans for several years and have provided the required financial assurance to the state of Colorado in the amount of $52.4 million and $28.5 million, respectively, for Climax and Henderson. Climax financial assurance comprises a single surety bond; Henderson financial assurance comprises $18.2 million in collateralized Climax Molybdenum water rights, a $10.1 million surety bond and a letter of credit in the amount of $0.2 million. As a result of adjustments to the approved cost estimates for various reasons, the amount of financial assurance requirements can increase or decrease over time. In 2005, the Company finalized Henderson’s reclamation plan and related financial assurance with the Colorado Division of Reclamation Mining and Safety, which resulted in a revision of our ARO estimates. At December 31, 2006 and 2005, we had accrued closure costs of approximately $23 million and $24 million, respectively, for our Colorado operations.
Avian Mortalities and Natural Resources Damage Claims
     Since the fall of 2000, we have been sharing information and discussing various approaches with the U.S. Fish and Wildlife Service (FWS) in conjunction with FWS investigations of avian mortalities at some of the Company’s mining operations, including Cyprus Tohono, Tyrone, Chino and Morenci. As a result of FWS investigations, federal authorities have raised issues related to avian mortalities under two federal laws, the Migratory Bird Treaty Act (MBTA) and the natural resource damages provision of CERCLA. As part of the discussions regarding the MBTA, FWS has requested that the mining operations undertake various measures to reduce the potential for future avian mortalities, including measures to eliminate or reduce avian access to ponds that contain acidic water. FWS interprets the MBTA as strictly prohibiting the unauthorized taking of any migratory bird, and there are no licensing or permitting provisions under the MBTA that would authorize the taking of migratory birds as a result of industrial operations such as mining.
     On August 9, 2004, a plea agreement was entered in the U.S. District Court for the District of Arizona to resolve MBTA charges at Morenci, under which Morenci pled guilty to one misdemeanor count. The plea agreement requires Morenci to implement a corrective action plan to address the avian concerns at that mine during a five-year probation period. The plea agreement also required payment of a $15,000 fine and expenditures totaling $90,000 toward identifying options to conduct mitigation projects and bird rehabilitation. At December 31, 2006, we were in compliance with the plea agreement.
     On August 30, 2005, the United States Court for the District of New Mexico entered a plea agreement to resolve MBTA charges at Tyrone, under which Tyrone also pled guilty to one misdemeanor count. The Tyrone plea agreement is similar to the Morenci plea agreement and requires Tyrone to implement a corrective action plan to address the avian concerns at Tyrone during a five-year probation period. The corrective action plan includes implementation of the tailing closure project required under Tyrone’s approved closure and closeout permits. The plea agreement also required payment of a $15,000 fine and a $15,000 contribution for avian habitat restoration and/or migratory bird studies, and acknowledged a previous $5,000 contribution by Tyrone toward bird rehabilitation. At December 31, 2006, we were in compliance with the plea agreement.
     The Company received a letter, dated August 21, 2003, from the U.S. Department of Interior as trustee for certain natural resources, and on behalf of trustees from the states of New Mexico and Arizona, asserting claims for natural resource damages relating to the avian mortalities and other matters. The notice cited CERCLA and the Clean Water Act and identified alleged releases of hazardous substances at the Chino, Tyrone and Continental (Cobre Mining Company) mines in New Mexico and the Morenci mine in Arizona. In addition to allegations of natural resource damages relating to avian mortalities, the letter alleges damages to other natural resources, including other wildlife, surface water and groundwater. The letter was accompanied by a Preassessment Screen report. On July 13, 2004, the Company entered into a Memorandum of Agreement (MOA) to conduct a cooperative assessment of the alleged injury. The Company has entered into tolling agreements with the trustees to toll the statute of limitations while the Company and the trustees engage in the cooperative assessment process.
     The Bureau of Indian Affairs (BIA) and the Nation have notified Cyprus Tohono of potential claims for natural resource damages resulting from groundwater contamination and avian mortalities. The Company has entered into a cooperative assessment process with federal and tribal trustees.
     On February 6, 2004, the Company received a Notice of Intent to Initiate Litigation for Natural Resource Damages from the New Jersey Department of Environmental Protection (NJDEP) for the United States Metals Refining Company site. The Company offered to settle New Jersey’s claim either through restoration work or a cash payment. The Company is involved in ongoing negotiations with NJDEP to resolve the New Jersey claim.
     The Kansas Trustee Council has notified Cyprus Amax of the Council’s intent to perform a natural resource damage assessment in the Cherokee County Superfund site in Cherokee County, Kansas. The Council has initiated the assessment. Cyprus Amax is in settlement discussions with the Council to resolve its potential natural resource damage liabilities at the site.
Significant International Closure and Reclamation Programs
     Sociedad Minera Cerro Verde S.A.A.
     On August 15, 2005, the Peruvian Ministry of Energy and Mines published the final regulation associated with the Mine Closure Law. The regulation required companies to submit closure plans for existing projects within one year after August 15, 2005, and for new projects within one year after approval of the Environmental Impact Statement. Additionally, the regulation sets forth the financial assurance requirements, including guidance for calculating the estimated cost and the types of financial assurance instruments that can be utilized.
     In accordance with the new regulation, Cerro Verde submitted its closure plan on August 14, 2006. Cerro Verde is also in the process of determining its financial assurance obligations associated with the new regulation, which is not required to be submitted to the Peruvian Ministry of Energy and Mines until early 2008. Based on the submitted closure plan’s scope of work, the revised site-wide cost estimate is approximately $78 million (undiscounted, unescalated and on a third-party cost basis). At December 31, 2006 and 2005, Cerro Verde had accrued closure costs of approximately $15 million and $5 million, respectively.
     Other
     On February 7, 2004, the Chilean Ministry of Mining published and passed a modification to its mining safety regulations. The current published regulation requires a company to submit a reclamation plan within five years of the published regulation. In the 2005 fourth quarter, El Abra and Candelaria completed their comprehensive review of the revised cost estimates based on existing regulations, which resulted in a revision to the ARO estimates (refer to pages 139 and 140 for further discussion). ARO estimates may require further revision if new interpretations or additional technical guidance are published to further clarify the regulation. Final closure plans and related financial assurance requirements will be filed with the Ministry before February 2009. At December 31, 2006 and 2005, we had accrued closure costs of approximately $26 million and $20 million, respectively, for our Chilean operations.
Other
     Some portions of our mining operations located on public lands are subject to mine plans of operation approved by BLM. BLM’s regulations include financial assurance requirements for reclamation plans required as part of the approved plans of operation. As a result of recent changes to BLM’s regulations, including more stringent financial assurance requirements, increases in existing financial assurance amounts held by BLM could be required. Currently, financial assurance for the Company’s operations held by BLM totals $3.6 million.
     The Company is investigating available options to provide additional financial assurance and, in some instances, to replace existing financial assurance. The Company has reduced its use of surety bonds in support of financial assurance obligations in recent years due to significantly increasing costs and because many surety companies require a significant level of collateral supporting the bonds. If remaining surety bonds are unavailable at commercially reasonable terms, the Company could be required to post other collateral or cash or cash equivalents directly in support of financial assurance obligations.
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
     The federal Endangered Species Act protects species listed by FWS as endangered or threatened, as well as designated critical habitat for those species. Some listed species and critical habitat may be found in the vicinity of our mining operations. When a federal permit is required for a mining operation, the agency issuing the permit must determine whether the activity to be permitted may affect a listed species or critical habitat. If the agency concludes that the activity may affect a listed species or critical habitat, the agency is required to consult with FWS concerning the permit. The consultation process can result in delays in the permit process and the imposition of requirements with respect to the permitted activities as are deemed necessary to protect the listed species or critical habitat. The mine operators also may be required to take or avoid certain actions when necessary to avoid affecting a listed species.
Legal
     The Company and Columbian Chemicals Company (Columbian), together with several other companies, were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint filed in these actions does not name the Company as a defendant. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorney’s fees. The Court certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999, through January 18, 2005. The defendants’ motion for summary judgment has been fully briefed and argued and is awaiting decision.
     A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and was consolidated with the class action for pretrial purposes. No separate proceedings have occurred in this action, which is not subject to the summary judgment motion in the class action.
     Actions are pending in state courts in California, Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Kansas and South Dakota actions. A motion for class certification has been filed in the

Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, have been dismissed. Columbian also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.
     The Company retained responsibility for the claims against Columbian pursuant to the agreement for the sale of Columbian. Columbian has committed to provide appropriate assistance to defend these matters.
     The Company believes the claims are without merit and intends to defend the lawsuits vigorously.
     The Company and its directors have been named as defendants in three actions brought on behalf of a purported class of all shareholders of the Company, one filed in the Supreme Court of the state of New York, county of New York (Phillips v. Phelps Dodge Corporation, et al., No. 06604255) and two in the Superior Court of the state of Arizona, county of Maricopa, (Nathanson v. Phelps Dodge Corporation, et al., No. CV2006-017963, and Knisley v. Phelps Dodge Corp. et al., No. CV2006-053422), alleging that the directors breached their fiduciary duties when they approved the proposed merger of the Company with Freeport-McMoRan Copper & Gold Inc. (Freeport). The complaints in these actions seek various forms of injunctive relief, including prohibition of the consummation of the merger with Freeport, imposition of a constructive trust on any benefits improperly received by the defendants, an accounting for any damages sustained by the purported class members, and costs and disbursements, including plaintiffs’ attorney fees. The time for defendants to move or answer has been extended and has not yet expired in each case. The Company believes the claims are without merit and intends to defend the lawsuits vigorously.
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
23. Derivative Financial Instruments and Fair Value of Financial Instruments
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or we anticipate a future activity that is likely to occur and will result in exposing us to market risk. We do not enter into any instruments for speculative purposes. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce our market exposure. Derivative financial instruments are used to manage well-defined commodity price, energy, foreign exchange and interest rate risks from our primary business activities. The fair values of our derivative instruments are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at year end.
     The following is a summary of our derivative financial instruments at December 31:

(Units in millions)	Open Derivative Positions				Expired Derivative Positions
		Open	Gain/		Hedged Sales	Gain/
	Year	Position	(Loss) (1)	Maturity	Price Per Unit	(Loss) (1)

Fair Value Hedges
Copper fixed-price rod sales (lbs.) (2) & (3)	2005	13	—	December 2006	1.71/lb.	—
	2004	11	—	December 2005	1.29/lb.	—
Foreign currency (USD) (3)	2006	13	—	May 2007	—	0.5
	2005	6	—	April 2006	—	(0.7)
	2004	37	—	April 2005	—	0.6
Cash Flow Hedges
Metal purchase (lbs.) (4) & (5)	2006	33	3.3	February 2008	—	14.5
	2005	38	8.3	August 2006	—	3.3
	2004	30	1.9	August 2006	—	1.6
Diesel fuel price protection (gallons) (4)	2006	9	0.1	March 2007	—	0.4
	2005	9	0.5	March 2006	—	2.1
	2004	11	—	March 2005	—	9.6
Natural gas price protection (decatherms) (4)	2006	0.3	0.1	March 2007	—	—
	2005	—	—	—	—	3.3
	2004	1.9	—	March 2005	—	2.4
Other Economic Price Protection Programs Not Qualifying for Hedge Accounting
Copper fixed-price rod sales (lbs.) (2)	2006	103	(29.4)	November 2008	3.14/lb.	138.4
	2005	72	14.6	December 2006	1.71/lb.	69.3
	2004	51	6.8	October 2006	1.29/lb.	22.3
Copper price protection (lbs.) (6), (7) & (8)	2006	1,216	(371.3)	December 2007	1.63/lb.	(637.6)
	2005	2,344	(223.9)	December 2006/2007	1.38/lb.	(186.6)
	2004	650	(0.6)	December 2005	—	—

Continued
(Units in millions)	Open Derivative Positions				Expired Derivative Positions
		Open	Gain/		Hedged Sales	Gain/
	Year	Position	(Loss) (1)	Maturity	Price Per Unit	(Loss) (1)

Copper COMEX-LME arbitrage (lbs.)	2006	25	0.4	March 2007	—	(4.3)
	2005	36	(1.7)	March 2006	—	(1.8)
	2004	76	0.3	December 2005	—	—
Gold price protection (ounces)	2006	0.1	0.2	December 2007	491/oz.	(7.0)
	2005	0.1	(3.4)	December 2006	448/oz.	(0.3)
	2004	0.1	—	December 2005	395/oz.	0.7
Silver price protection (ounces)	2006	0.9	0.2	December 2007	9.95/oz.	(1.5)
	2005	1.2	(0.3)	December 2006	7.32/oz.	—
	2004	0.7	—	December 2005	—	—
Copper quotational period swaps (lbs.)	2006	3	1.7	January 2007	3.13/lb.	(113.7)
	2005	92	(14.0)	March 2006	1.68/lb.	(71.9)
	2004	130	(10.9)	April 2005	1.33/lb.	(12.0)
Other diesel fuel price protection (gallons)	2006	6	0.1	March 2007	—	—
	2005	5	0.3	March 2006	—	1.2
	2004	6	—	March 2005	—	3.8
Other natural gas price protection (decatherms) (9)	2006	1.2	0.3	March 2007	—	—
Foreign currency swaps (USD) (9)	2006	—	—	—	—	(13.9)
	2005	75	(0.5)	October 2006	—	(1.3)
Foreign currency forward contracts (USD) (9)	2006	7	(0.1)	January 2007	—	0.1

(1)	Gains/losses are recognized in the Consolidated Statement of Income for the periods presented, except for cash flow hedges, which are recorded in other comprehensive income (loss) – refer to (4) below.

(2)	Expired positions for hedge gains/losses for both the qualifying copper fixed-price program and the non-qualifying copper fixed-price rod sales are combined in the copper fixed-price rod sales realized gain/loss column. As a result of the 2006 first quarter sale of the Magnet Wire North American assets, we discontinued the qualifying copper fixed-price program.

(3)	The hedge gain or loss from changes in fair value is recognized in earnings. Changes in fair value of the hedged item (or hedged exposure) attributable to hedged risk are also recognized in earnings.

(4)	Open positions for the effective portions of hedge gains or losses from cash flow hedges are recorded in other comprehensive income (loss). At settlement of the hedged item, an equal and offsetting amount is recognized in cost of products sold.

(5)	At December 31, 2006, approximately $2.7 million of gains recorded in other comprehensive income (loss), primarily associated with our metal purchase program, was expected to be settled and recognized as a reduction to cost of products sold during the next 12 months. At December 31, 2005 and 2004, we had $8.5 million and $1.5 million of gains, respectively, in other comprehensive income (loss) that were reclassified as a reduction to cost of products sold during 2006 and 2005, respectively.

(6)	Losses from the copper price protection programs include premium expense.

(7)	The Company has recognized the following pre-tax charges associated with its 2005, 2006 and 2007 copper collar price protection programs: (i) a $0.6 million loss in 2004 and a $186.6 million loss in 2005 for a cumulative loss of $187.2 on 2005 El Abra and PDMC zero-premium copper collar price protection programs; (ii) a $175.0 million loss in 2005 and a $637.6 million loss in 2006 for a cumulative loss of $812.6 million on 2006 zero-premium copper collar and purchased put option price protection programs; and (iii) a $48.9 million loss in 2005 and a $371.3 million loss in 2006 for a cumulative loss of $420.2 million on 2007 zero-premium copper collar and purchased put option price protection programs.

(8)	At December 31, 2005, we had entered into copper price protection positions expiring December 2006 and December 2007.

(9)	Our non-qualifying natural gas and non-qualifying foreign currency forward programs began in 2006, and we entered into non-qualifying foreign currency swaps in 2005.
     A summary of the hedge strategies and the derivative instruments used in our risk management programs is discussed below.
Metals Hedging
     Fair Value Hedges
Copper Fixed-Price Rod Sales Hedging. Some of our copper wire customers request a fixed sales price instead of the COMEX average price in the month of shipment. We hedge this fixed-price sales exposure in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they requested. We accomplish this by entering into copper swap and futures contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price. Hedge gains or losses from these contracts are recognized in revenue. We did not have any significant gains or losses during the year resulting from ineffectiveness.
     Cash Flow Hedges
Metal Purchase Hedging. Our international wire and cable operations may enter into metal (aluminum, copper and lead) swap contracts to hedge our metal purchase price exposure on fixed-price sales contracts to allow us to lock in the cost of the metal used in fixed-price cable sold to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net LME metal price consistent with that agreed with our customers. Hedge gains or losses from the swap contracts are recognized in cost of products sold. We did not have any significant gains or losses during the year resulting from ineffectiveness.
Foreign Currency Hedging
     Fair Value Hedges
     As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. Hedge gains or losses from these contracts are recognized in cost of products sold associated with the purchase of goods and in interest expense associated with the hedging of currency exposure from foreign currency loans between subsidiaries. We did not have any significant gains or losses during the year resulting from ineffectiveness.
Interest Rate Hedging
     Fair Value Hedges
Fixed-to-Floating Interest Rate Swaps. In some situations, we may enter into interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from changes in the general level of market interest rates. In May 2003, we terminated $375 million of interest rate swaps associated with corporate debt maturing in 2005 and 2007. We received cash proceeds of $35.9 million; $34.6 million was reflected as a deferred gain on the balance sheet and will be amortized over the remaining life of the underlying debt using the effective interest method. Amortization of these gains reduced interest expense by $1.8 million, $2.6 million and $4.8 million in 2006, 2005 and 2004, respectively. During 2006, we did not enter into any interest rate swaps nor did we have any outstanding fixed-to-floating interest rate swaps at December 31, 2006.
Energy Price Protection Programs
     Cash Flow Hedges
Diesel Fuel Price Protection Program. We purchase significant quantities of diesel fuel primarily to operate mining equipment. Diesel fuel price volatility impacts our cost of products sold. To reduce the Company’s exposure to price increases in diesel fuel purchases, we may, from time to time, enter into diesel fuel protection programs for our North American operations. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement. Our diesel fuel price protection programs consist of purchasing diesel fuel call options and/or fixed-price swaps. The call option contracts give the holder the right, but not the obligation, to purchase diesel fuel at a pre-determined price, or “strike price.” Call options allow us to cap the commodity purchase cost at the strike price of the option while allowing us the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed diesel fuel purchase price for delivery during a specific hedge period. Hedge gains or losses from these contracts are recognized in cost of products sold. The diesel fuel call option contracts met the criteria to assume no hedge ineffectiveness.
Natural Gas Price Protection Program. We purchase significant quantities of natural gas to supply our operations primarily as an input for electricity generation and copper smelting and refining. To reduce the Company’s exposure to price increases in natural gas purchases, we may, from time to time, enter into natural gas protection programs for our North American operations. The objective of the natural gas price protection program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in downward price movements. Our natural gas price protection programs consist of purchasing natural gas call options. The call option contracts give the holder the right, but not the obligation, to purchase natural gas at a pre-determined price, or strike price. Call options allow us to cap the natural gas purchase cost at the strike price of the option while allowing us the ability to purchase natural gas at a lower cost when market prices are lower than the strike price. Hedge gains or losses from these contracts are recognized in cost of products sold. The natural gas call option contracts met the criteria to assume no hedge ineffectiveness.
Other Protection Programs
     Our copper fixed-price rod sales program, copper price protection program, copper COMEX-LME arbitrage program, gold and silver price protection programs, copper quotational period swap program, foreign currency and other diesel fuel price protection programs do not meet the criteria to qualify under SFAS Nos. 133, 137, 138 and 149 as hedge transactions. These derivative contracts and programs are discussed below.
Copper Fixed-Price Rod Sales Program. Some of our copper rod customers request a fixed sales price instead of the COMEX average price in the month of shipment. We hedge this fixed-price sales exposure in a manner that will allow us to receive the COMEX average price in the month of shipment while our customers receive the fixed price they requested. We accomplish this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in the realization of the COMEX average price. Economic hedge gains or losses from the rod sales program are recognized in revenue.
Copper Price Protection Program. We may purchase copper put options or zero-premium copper collars to protect a portion of our expected future sales in order to limit the effects of unanticipated copper price decreases. Our zero-premium copper collars consist of the simultaneous purchase of a monthly or annual put option and the sale of an annual call option. The put option portion of our protection contracts effectively ensures a minimum price received per pound while the call option portion of our protection contracts establishes a maximum price received per pound of our expected future sales. The put-option-only strategy protects our exposure from reduced selling prices while also allowing us to retain the ability to participate in any price increase. Economic hedge gains or losses from the protection program are recognized in revenue.
Copper COMEX-LME Arbitrage Program. A portion of the copper cathode consumed by our North American rod mills to make copper products is purchased using the monthly average LME copper price.

North American refined copper products are sold using the monthly average COMEX copper price in the month of shipment. As a result, domestic rod mill purchases of LME-priced copper are subject to COMEX-LME price differential risk. From time to time, we may transact copper swaps to protect the COMEX-LME price differential for LME-priced copper cathodes purchased for sale in the North American market. Economic hedge gains or losses from the arbitrage program are recorded to cost of products sold.
Gold and Silver Price Protection Programs. Our Candelaria copper mine in Chile produces and sells a substantial amount of copper concentrate. The copper concentrate contains small amounts of precious metals, including gold and silver. To protect our exposure to reduced gold and silver selling prices, we may enter into zero-premium collars or purchased put options. The simultaneous purchase of a put option and sale of a call option, or zero-premium collar, provides downside price protection against substantial declines in selling prices while retaining the ability to participate in some price increases. The purchased put options protect our exposure to reduced gold and silver selling prices while also allowing us to retain the ability to participate in any price increase. Economic hedge gains or losses from the protection contracts are recognized in revenue.
Copper Quotational Period Swap Program. The copper content in Candelaria’s copper concentrate is sold at the monthly average LME copper price, generally from one to three months after month of arrival at the customer’s facility. If copper shipments have a price settlement basis other than the month of shipment, copper swap transactions may be used to realign the shipment and pricing month in order that Phelps Dodge receives the month-of-shipment average LME copper price. Economic hedge gains or losses from the copper swap contracts are recognized in revenue.
Foreign Currency Programs. As a global company, we transact business in many countries and in many currencies. Foreign currency transactions of our international subsidiaries increase our risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. We may hedge or protect the functional currencies of our international subsidiaries’ transactions by entering into forward exchange contracts or currency swaps to lock in or minimize the effects of fluctuations in exchange and interest rates. Hedge gains or losses from these contracts are recognized in cost of products sold associated with the purchase of goods and in interest expense associated with the hedging of currency exposure from foreign currency loans between subsidiaries.
Other Diesel Fuel Price Protection Programs. We purchase significant quantities of diesel fuel primarily to operate mining equipment. The objective of the diesel fuel price protection program is to protect against a significant upward movement in diesel fuel prices while retaining the flexibility to participate in some downward price movement. Our diesel fuel price protection program consists of purchasing diesel fuel call options and/or fixed-price swaps for our Chilean operations. The call option contracts give the holder the right, but not the obligation, to purchase a specific commodity at a pre-determined price, or strike price. Call options allow us to cap the commodity purchase cost at the strike price of the option while allowing us the ability to purchase the commodity at a lower cost when market prices are lower than the strike price. Fixed-price swaps allow us to establish a fixed diesel fuel purchase price for delivery during a specific hedge period. Economic hedge gains or losses from these contracts are recognized in cost of products sold.
Other Natural Gas Price Protection Programs. We purchase significant quantities of natural gas to supply our operations primarily as an input for electricity generation and copper smelting and refining. To reduce the Company’s exposure to price increases in natural gas purchases, we may enter into natural gas protection programs for our North American operations. The objective of the natural gas price protection program is to protect against a significant upward movement in natural gas prices while retaining the flexibility to participate in downward price movements. Our natural gas price protection program consists of purchasing natural gas call options. The call option contracts give the holder the right, but not the obligation, to purchase natural gas at a pre-determined price, or strike price. Call options allow us to cap the natural gas purchase cost at the strike price of the option while allowing us the ability to purchase natural gas at a lower cost when market prices are lower than the strike price. Economic hedge gains or losses from these contracts are recognized in cost of products sold.
Credit Risk
     We are exposed to credit loss when financial institutions with which we have entered into derivative transactions (commodity, foreign exchange and currency/interest rate swaps) are unable to pay us. To minimize the risk of such losses, we use highly rated financial institutions that meet certain requirements. We also periodically review the creditworthiness of these institutions to ensure that they are maintaining their ratings. We do not anticipate that any of the financial institutions we deal with will default on their obligations. As of December 31, 2006, the maximum combined amount of credit exposure was approximately $5.6 million.
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
Trust Assets. The fair value of trust assets is based on valuations provided by third parties.
Long-Term Debt. The fair value of substantially all of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current notes offered to us for debt with similar remaining maturities.
Other Long-Term Liabilities. The financial statement amount is a reasonable estimate of the fair value because of the recently negotiated contract.

     A comparison of the carrying amount and the estimated fair values of our financial instruments at December 31, 2006, were as follows:

	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$4,972.8	4,972.8
Investments and long-term receivables (excluding $32.5 million of equity investments for which it is not practicable to estimate fair value)	$160.6	170.7
Trust assets	$588.3	588.3
Long-term debt (including amounts due within one year)	$858.2	882.1
Other long-term liabilities (including amounts due within one year)	$35.0	35.0
24. Business Segment Data
     Our business consists of two divisions, PDMC and PDI. The principal activities of each division are described below, and the accompanying tables present results of operations and other financial information by significant geographic area and by segment.
     PDMC is our international business division comprising our vertically integrated copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales, and worldwide mineral exploration, technology and project development programs. PDMC includes 11 reportable segments and other mining activities.
     PDMC has five reportable copper production segments in the United States (Morenci, Bagdad, Sierrita, Chino/Cobre and Tyrone) and three reportable copper production segments in South America (Candelaria/Ojos del Salado, Cerro Verde and El Abra). These segments include open-pit mining, underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition, the following mines produce by-products: the Candelaria, Ojos del Salado, Morenci, Bagdad, Sierrita and Chino mines produce gold and silver; the Bagdad, Sierrita and Chino mines produce molybdenum and rhenium; and the Cerro Verde mine produces molybdenum and silver.
     PDMC’s Manufacturing segment consists of conversion facilities, including our smelter, refinery, rod mills and specialty copper products facility. The Manufacturing segment processes copper produced at our mining operations and copper purchased from others into copper anode, cathode, rod and custom copper shapes. In addition, at times it smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities, which we then process into a product that is returned to the customer. The customer pays PDMC for processing its material into the specified products.
     PDMC’s Sales segment functions as an agent to purchase and sell copper from our U.S. mines and Manufacturing segment. It also purchases and sells any copper not sold by our South American Mines to third parties. Copper is sold to others primarily as rod, cathode or concentrate. Copper rod historically was sold to the HPC and Magnet Wire North American operations of PDI’s Wire and Cable segment. Since the disposition of those businesses, we have continued to sell copper rod and certain copper alloys to them.
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
     PDMC Other, although not a reportable segment, includes our worldwide mineral exploration and development programs, a process technology center whose primary activities comprise improving existing processes and developing new cost-competitive technologies, other ancillary operations, including our Miami, Bisbee and Tohono operations, and eliminations within PDMC.
     PDMC’s Manufacturing and Sales segments are responsible for selling all copper produced at the Company’s U.S. mines. Intersegment revenues of individual U.S. mines represent an internal allocation based on PDMC’s sales to unaffiliated customers based on realized copper prices, which includes the impact of net copper pricing adjustments mostly associated with our 2005, 2006 and 2007 copper collars and copper put options. In 2006, PDMC’s South American Mines sold approximately 41 percent of their copper to the Sales segment, compared with approximately 45 percent in 2005 and approximately 41 percent in 2004. Intersegment sales by the South American Mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices PDMC ultimately realizes due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums. The sales are reflected in the Manufacturing and Sales segments.
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
     PDI, our international manufacturing division, consists of our Wire and Cable segment, which produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries, manufacture energy cables for international markets.
     In the 2006 first quarter, Phelps Dodge completed the sales of Columbian Chemicals, the North American magnet wire assets and HPC. The operating results for Columbian Chemicals have been excluded from the results of continuing operations for all periods presented and have been presented as discontinued operations. (Refer to Note 2, Divestitures, for further discussion of these transactions.) Prior to the above-mentioned dispositions, PDI also produced products for the transportation and specialty chemicals sectors, and the Wire and Cable segment included magnet wire and specialty conductors product line businesses.
     Historically, interdivision sales reflected the transfer of copper from PDMC to PDI at the same prices charged to outside customers.
FINANCIAL DATA BY GEOGRAPHIC AREA
     The following tables provide a summary of financial data by geographic area and business segments for the years 2004 through 2006. (Refer to Note 2, Divestitures, and Note 3, Special Items and Provisions, Net, for a discussion of major unusual items during the three-year period.)

	2006	2005	2004

Sales and other operating revenues:
United States	$7,306.5	5,769.8	4,243.5
Latin America*	4,135.9	2,234.1	1,952.5
Other	468.0	283.2	219.2

	$11,910.4	8,287.1	6,415.2

Long-lived assets at December 31:
United States	$4,419.4	3,868.3	3,556.2
Latin America**	2,454.5	2,052.1	1,910.4
Other	141.7	262.6	404.0

	$7,015.6	6,183.0	5,870.6

*	Sales and other operating revenues in Chile	$2,872.2	1,502.0	1,398.4
	Sales and other operating revenues in Peru	$672.8	363.9	262.0
**	Long-lived assets in Chile	$1,169.4	1,278.3	1,370.7
	Long-lived assets in Peru	$1,219.6	646.0	370.5
     Revenue is attributed to countries based on the origin of material sold.

Financial Data By Business Segment

	U.S. Mines					South American Mines
				Chino/		Candelaria/	Cerro		Primary
	Morenci	Bagdad	Sierrita	Cobre	Tyrone	Ojos del Salado	Verde	El Abra	Molybdenum

2006 ($ in millions)
Sales and other operating revenues:
Unaffiliated customers	—	—	65.6	41.4	—	1,009.3	137.0	883.3	1,747.7
Intersegment	1,551.2	623.6	836.4	411.9	142.2	219.6	535.8	656.8	—
Depreciation, depletion and amortization	61.2	26.6	18.4	25.3	11.8	40.6	32.9	120.0	42.7
Operating income (loss) before special items and provisions, net	822.0	315.6	564.9	172.6	45.7	794.7	418.2	1,070.9	432.2
Special items and provisions, net	(1.4)	2.2	(5.1)	(24.5)	(2.2)	—	—	—	6.9
Operating income (loss)	820.6	317.8	559.8	148.1	43.5	794.7	418.2	1,070.9	439.1
Interest income	0.3	—	—	2.9	—	15.3	10.9	31.1	0.9
Interest expense, net	—	—	—	—	—	0.2	28.9	1.8	—
Benefit (provision) for taxes on income	—	—	—	—	—	(299.9)	(9.8)	(270.6)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(98.8)	(210.5)	(475.2)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	0.1	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at December 31	—	—	0.2	—	—	0.7	—	—	—
Assets at December 31	1,225.8	495.8	336.6	453.2	176.7	823.3	1,821.8	1,402.4	920.6
Expenditures for segment assets	232.7	28.0	33.6	17.8	17.8	18.2	550.9	19.0	58.7

2005 ($ in millions)
Sales and other operating revenues:
Unaffiliated customers	—	—	15.6	15.5	—	543.1	71.2	362.8	1,938.1
Intersegment	1,012.7	665.6	858.6	321.0	120.7	191.4	292.7	330.7	—
Depreciation, depletion and amortization	61.6	29.1	15.0	21.1	8.8	37.6	27.3	122.1	39.9
Operating income (loss) before special items and provisions, net	400.1	377.7	567.6	49.2	6.6	306.8	209.8	274.7	325.1
Special items and provisions, net	(0.2)	12.1	1.2	(64.5)	(215.7)	—	—	—	(0.8)
Operating income (loss)	399.9	389.8	568.8	(15.3)	(209.1)	306.8	209.8	274.7	324.3
Interest income	0.1	—	—	2.1	—	7.4	7.1	2.7	0.6
Interest expense, net	—	—	—	—	—	(0.5)	11.7	(4.7)	—
Gain on sale of cost-basis investment, net of expenses	—	—	—	—	—	—	—	—	87.2
Change in interest gains, net of expenses	—	—	—	—	—	8.8	159.5	—	—
Early debt extinguishment costs	—	—	—	—	—	—	—	—	—
Benefit (provision) for taxes on income	—	—	—	—	—	(226.3)	17.5	(123.0)	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(20.9)	(92.7)	(71.4)	—
Equity in net earnings (losses) of affiliated companies	—	—	—	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—	—
Cumulative effect of accounting change	(3.1)	(0.1)	(0.1)	(0.5)	(0.4)	—	—	—	(0.8)
Equity basis investments at December 31	—	—	0.2	—	—	0.6	—	—	—
Assets at December 31	953.6	443.1	323.4	445.5	107.2	825.3	1,060.1	1,135.3	924.4
Expenditures for segment assets	66.7	36.2	18.6	17.9	13.3	14.7	309.6	23.2	38.3

2004 ($ in millions)
Sales and other operating revenues:
Unaffiliated customers	—	—	9.0	8.6	—	456.8	99.4	383.4	985.3
Intersegment	922.8	410.9	512.1	232.5	111.7	234.0	162.6	267.1	—
Depreciation, depletion and amortization	75.3	24.9	13.0	15.4	13.1	52.2	32.2	121.3	31.0
Operating income (loss) before special items and provisions, net	376.3	174.9	264.3	58.8	28.7	303.3	130.0	273.7	103.0
Special items and provisions, net	(0.6)	—	—	(1.2)	(5.8)	—	—	—	0.3
Operating income (loss)	375.7	174.9	264.3	57.6	22.9	303.3	130.0	273.7	103.3
Interest income	—	—	—	1.1	—	1.0	1.1	1.0	0.3
Interest expense, net	—	—	—	—	—	(6.3)	(2.0)	(16.8)	—
Early debt extinguishment costs	—	—	—	—	—	(15.2)	—	(2.8)	—
Benefit (provision) for taxes on income	—	—	—	—	—	(53.3)	(45.2)	22.8	—
Minority interests in consolidated subsidiaries	—	—	—	—	—	(46.0)	(16.0)	(134.8)	—
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	—	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	—	—
Equity basis investments at December 31	—	—	0.2	—	—	0.3	—	—	—
Assets at December 31	933.3	440.8	320.6	456.0	213.9	889.1	560.0	958.8	835.4
Expenditures for segment assets	28.2	24.1	32.5	18.6	16.1	17.5	16.4	12.9	16.0

Note: Refer to Notes 2 and 3 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

Financial Data By Business Segment (continued)

						PDI-	Corporate,	Discon-
	Manufac-		PDMC	PDMC	PDMC	Wire &	Other &	tinued
	turing	Sales	Segments	Other	Subtotal	Cable	Eliminations	Operations	Totals

2006 ($ in millions)
Sales and other operating revenues:
Unaffiliated customers	6,143.0	578.0	10,605.3	51.1	10,656.4	1,254.0	—	—	11,910.4
Intersegment	123.8	58.7	5,160.0	(5,105.4)	54.6	0.7	(55.3)	—	—
Depreciation, depletion and amortization	28.1	—	407.6	17.4	425.0	15.6	8.1	—	448.7
Operating income (loss) before special items and provisions, net	(29.2)	8.1	4,615.7	(204.4)	4,411.3	73.4	(164.2)	—	4,320.5
Special items and provisions, net	(2.3)	—	(26.4)	(19.2)	(45.6)	(15.8)	(32.2)	—	(93.6)
Operating income (loss)	(31.5)	8.1	4,589.3	(223.6)	4,365.7	57.6	(196.4)	—	4,226.9
Interest income	—	—	61.4	1.6	63.0	2.6	109.5	—	175.1
Interest expense, net	(4.3)	(0.6)	26.0	5.3	31.3	(9.1)	(41.2)	—	(19.0)
Benefit (provision) for taxes on income	—	—	(580.3)	—	(580.3)	—	(429.9)	—	(1,010.2)
Minority interests in consolidated subsidiaries	—	—	(784.5)	(0.4)	(784.9)	(7.5)	—	—	(792.4)
Equity in net earnings (losses) of affiliated companies	—	—	0.1	0.9	1.0	1.6	2.0	—	4.6
Loss from discontinued operations	—	—	—	—	—	—	—	(18.1)	(18.1)
Equity basis investments at December 31	—	—	0.9	1.0	1.9	7.3	23.3	—	32.5
Assets at December 31	704.8	109.1	8,470.1	316.0	8,786.1	594.9	5,251.3	—	14,632.3
Expenditures for segment assets	18.7	0.1	995.5	147.4	1,142.9	17.6	17.9	9.4	1,187.8

2005 ($ in millions)
Sales and other operating revenues:
Unaffiliated customers	3,336.4	789.1	7,071.8	25.7	7,097.5	1,189.6	—	—	8,287.1
Intersegment	176.8	278.4	4,248.6	(3,964.0)	284.6	0.9	(285.5)	—	—
Depreciation, depletion and amortization	30.6	0.1	393.2	10.7	403.9	28.8	9.1	—	441.8
Operating income (loss) before special items and provisions, net	5.9	1.7	2,525.2	(148.0)	2,377.2	33.2	(122.4)	—	2,288.0
Special items and provisions, net	(154.0)	—	(421.9)	(25.4)	(447.3)	(18.6)	(57.2)	—	(523.1)
Operating income (loss)	(148.1)	1.7	2,103.3	(173.4)	1,929.9	14.6	(179.6)	—	1,764.9
Interest income	—	0.1	20.1	0.8	20.9	2.0	36.3	—	59.2
Interest expense, net	(3.1)	(1.0)	2.4	3.3	5.7	(7.9)	(60.1)	—	(62.3)
Gain on sale of cost-basis investment, net of expenses.	—	—	87.2	351.2	438.4	—	—	—	438.4
Change in interest gains, net of expenses	—	—	168.3	—	168.3	—	—	—	168.3
Early debt extinguishment costs	—	—	—	—	—	—	(54.0)	—	(54.0)
Benefit (provision) for taxes on income	—	—	(331.8)	—	(331.8)	—	(245.2)	—	(577.0)
Minority interests in consolidated subsidiaries	—	—	(185.0)	0.1	(184.9)	(5.5)	—	—	(190.4)
Equity in net earnings (losses) of affiliated companies	—	—	—	(0.6)	(0.6)	1.3	2.0	—	2.7
Loss from discontinued operations	—	—	—	—	—	—	—	(17.4)	(17.4)
Cumulative effect of accounting change	(1.9)	—	(6.9)	(1.6)	(8.5)	(0.8)	—	(0.8)	(10.1)
Equity basis investments at December 31	—	—	0.8	1.0	1.8	6.3	23.8	—	31.9
Assets at December 31	602.8	94.6	6,915.3	34.0	6,949.3	702.6	2,055.7	650.4	10,358.0
Expenditures for segment assets	22.4	—	560.9	61.4	622.3	19.5	15.8	40.6	698.2

2004 ($ in millions)
Sales and other operating revenues:
Unaffiliated customers	2,519.4	959.0	5,420.9	22.5	5,443.4	971.8	—	—	6,415.2
Intersegment	228.4	204.3	3,286.4	(3,071.1)	215.3	0.5	(215.8)	—	—
Depreciation, depletion and amortization	22.5	—	400.9	9.8	410.7	35.1	9.7	—	455.5
Operating income (loss) before special items and provisions, net	32.3	4.1	1,749.4	(131.4)	1,618.0	30.2	(111.7)	—	1,536.5
Special items and provisions, net	(3.2)	—	(10.5)	(0.8)	(11.3)	(11.4)	(38.9)	—	(61.6)
Operating income (loss)	29.1	4.1	1,738.9	(132.2)	1,606.7	18.8	(150.6)	—	1,474.9
Interest income	—	—	4.5	0.5	5.0	0.7	6.0	—	11.7
Interest expense, net	(4.1)	(0.5)	(29.7)	4.2	(25.5)	(6.0)	(91.4)	—	(122.9)
Early debt extinguishment costs	—	—	(18.0)	—	(18.0)	—	(25.2)	—	(43.2)
Benefit (provision) for taxes on income	—	—	(75.7)	—	(75.7)	—	(55.6)	—	(131.3)
Minority interests in consolidated subsidiaries	—	—	(196.8)	—	(196.8)	(4.3)	—	—	(201.1)
Equity in net earnings (losses) of affiliated companies	—	—	(0.1)	(0.8)	(0.9)	0.5	2.3	—	1.9
Income from discontinued operations	—	—	—	—	—	—	—	22.7	22.7
Equity basis investments at December 31	—	—	0.5	14.4	14.9	5.9	23.9	—	44.7
Assets at December 31	466.9	37.5	6,112.3	(9.9)	6,102.4	614.2	1,212.1	665.4	8,594.1
Expenditures for segment assets	24.1	0.1	206.5	40.7	247.2	25.2	13.9	31.0	317.3

Note: Refer to Notes 2 and 3 to the Consolidated Financial Statements for a discussion of major unusual items during the three-year period.

25. Inco Termination Fee
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
     In connection with terminating the Agreement, Phelps Dodge recognized a 2006 net gain of $435.1 million ($330.7 million after-tax). The termination fee consisted of gross proceeds of approximately $356 million (approximately $316 million net of expenses) received during 2006. We also recorded an income tax receivable of approximately $119 million for the remaining proceeds associated with Canadian income taxes withheld, which we expect to receive in 2007.

PHELPS DODGE CORPORATION
2006 Annual Report on Form 10-K
PART III
Items 10, 11, 12, 13 and 14.
     The information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the material included under the captions “Election of Directors,” “Beneficial Ownership of Securities,” “Equity Compensation Plan Information,” “Executive Compensation” and “Other Matters” in Phelps Dodge Corporation’s definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held May 25, 2007 (the 2007 Proxy Statement), except that the information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I of this report. The 2007 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission and furnished to shareholders on or about April 11, 2007.
     If the proposed transaction with Freeport closes in March 2007, as currently planned, the Company will not hold the Annual Meeting of Shareholders and will not file the 2007 Proxy Statement or annual report to shareholders. In that case, the Company will amend its Form 10-K for 2006 to include the information required by Items 10, 11, 12, 13 and 14.
     Additionally, the Company’s Code of Business Ethics and Policies, Corporate Governance Guidelines, and the charters of the Audit Committee, Committee on Directors and Corporate Governance, and Compensation and Management Development Committee are available and maintained on the Company’s Web site (http://www.phelpsdodge.com).
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)1.	Financial Statements:

Consolidated Statement of Income, page 105.

Consolidated Balance Sheet, page 106.

Consolidated Statement of Cash Flows, page 107.

Consolidated Statement of Shareholders’ Equity, pages 108 and 109.

2.	Financial Statement Schedule:

Valuation and Qualifying Accounts and Reserves, page 160.

3.	Exhibits:
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form 8-A, filed with the SEC on June 10, 2002 (SEC File No. 1-82)).

3.3	Amendment to the Restated Certificate of Incorporation of Phelps Dodge Corporation (incorporated by reference to Appendix B of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

3.4	Complete composite copy of the Certificate of Incorporation of the Company as amended to date (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 1-82)).

3.5	Amended and Restated By-Laws of the Company, effective as of September 5, 2001 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 1-82)).

4.1	Credit Agreement, effective April 20, 2004, among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-82)).

4.2	Amendment No. 1 to the Credit Agreements, dated April 1, 2005, among the Company, the Lenders parties thereto, the book manager and syndication agents named therein, and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-82)).

4.3	Rights Agreement, dated as of February 5, 1998, between the Company and The Chase Manhattan Bank (which replaces the Rights Agreement, dated as of July 29, 1988, as amended and restated as of December 6, 1989, the rights issued thereunder having been redeemed by the Company), which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Cumulative Preferred Shares, par value $1.00 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K and in the Company’s Form 8-A, both filed on February 6, 1998 (SEC File No. 1-82)).

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
10.3	Description of the Company’s Annual Incentive Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 (SEC File No. 1-82)).

10.4	Amended and restated Deferred Compensation Plan for the Directors of the Company, dated as of December 3, 1998, effective January 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s 1998 Form 10-K (SEC File No. 1-82)).

10.5	Form of Change of Control Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K (SEC File No. 1-82)).

10.6	Amended and restated form of Severance Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.7 of the Company’s 1997 Form 10-K (SEC File No. 1-82)).

10.7	The Company’s Retirement Plan for Directors, effective January 1, 1988, terminated for active directors effective December 31, 1997 (incorporated by reference to Exhibit 10.13 of the Company’s 1987 Form 10-K (SEC File No. 1-82)).

10.8	The Company’s Supplemental Retirement Plan (which amends and restates the provisions of the Company’s Supplemental Retirement Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise provided therein) as of January 1, 2001 (incorporated by reference to Exhibit 10.8 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.9	The Company’s Supplemental Savings Plan (which amends and restates the provisions of the Company’s Supplemental Savings Plan, which was effective (except as otherwise noted therein) as of January 1, 1997), effective (except as otherwise noted therein) as of January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s 2003 Form 10-K (SEC File No. 1-82)).

10.10	The Company’s Directors Stock Unit Plan effective January 1, 1997 (incorporated by reference to Exhibit 10.10 of the Company’s 1996 Form 10-K (SEC File No. 1-82)) as amended and restated, effective January 1, 1998 (incorporated by reference to Exhibit 10.11 of the Company’s 1997 Form 10-K (SEC File No. 1-82)). First Amendment to Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)). Second Amendment to Plan, effective for awards as of January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Company’s 2004 Form 10-K (SEC File No. 1-82)). Third Amendment to Plan, dated February 1, 2006 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.11	The Company’s 1998 Stock Option and Restricted Stock Plan (the 1998 Plan) and forms Restricted Stock Agreement under the 1998 Plan, effective March 4, 1998 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 1-82)), and amended form of Stock Option Agreement, effective June 22, 1999 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (SEC File No. 1-82)) and amended Form of Restricted Stock Letter Agreement, effective as of July 8, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (SEC File No. 1-82)). First Amendment to the 1998 Plan, effective as of May 4, 2000 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 1-82)).
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
10.13	Letter of employment by and between Phelps Dodge Corporation and James P. Berresse (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005 (SEC File No. 1-82)). Amendment dated February 6, 2006 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.14	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and its named executive officers and other members of its senior management team on or after this adoption date.

10.15	Amended and restated form of Change of Control Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and a second group of the Company’s key management personnel on or after this adoption date.

10.16	Amended and restated form of Severance Agreement adopted by the Company on February 1, 2005, for agreements entered into between the Company and certain of its executives on or after this adoption date.

10.17	Phelps Dodge Corporation 2006 Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s 2005 definitive Proxy Statement filed April 15, 2005 (SEC File No. 1-82)).

10.18	Agreement and General Release, dated as of December 31, 2005, between the Corporation and David L. Pulatie (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.19	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V. a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañía de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.20	Guarantee, dated as of March 16, 2005, among the Company, Sumitomo Corporation, a Japanese corporation, and Sumitomo Metal Mining Co., Ltd., a Japanese corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 22, 2005 (SEC File No. 1-82)).

10.21	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañía de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2005 (SEC File No. 1-82)).

10.22	Master Participation Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2005). First Amendment to Master Participation Agreement, dated as of December 16, 2005 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.23	Completion Guarantee, dated as of September 30, 2005, among Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Compañía de Minas Buenaventura S.A.A., Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.24	Master Security Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., Calyon New York Branch (as Administrative Agent), Citibank, N.A. and Citibank del Peru S.A. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.25	Transfer Restrictions Agreement, dated as of September 30, 2005, among SMM Cerro Verde Netherlands, B.V., Compañía de Minas Buenaventura S.A.A., Cyprus Climax Metals Company, Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., and Calyon New York Branch (as Administrative Agent) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.26	JBIC Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank of International Cooperation, and Sumitomo Mitsui Banking Corporation (as JBIC Agent) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended September 30, 2005). First Amendment to JBIC Loan Agreement, dated as of December 19, 2005 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.27	KfW Loan Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and KfW (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.28	Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Calyon New York Branch (as Administrative Agent), Calyon New York Branch, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.29	Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to the Operator’s Agreement, dated June 1, 2005, between Sociedad Minera Cerro Verde S.A.A. and Minera Phelps Dodge del Peru S.A.C.) (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.30	Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to (i) the Concentrate Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated, and (ii) the Cathodes Sales Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and Phelps Dodge Sales Company Incorporated) (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.31	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc., dated November 15, 2005 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.32	Asset and Stock Purchase Agreement between Phelps Dodge Corporation, Phelps Dodge Industries, Inc. and Rea Magnet Wire Company, Inc., dated November 15, 2005 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.33	Phelps Dodge Corporation Retiree Medical Plan Welfare Benefit Trust Agreement between Phelps Dodge Corporation and The Northern Trust Company, dated December 15, 2005 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.34	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005 (incorporated by reference to the Company’s 2005 Form 10-K (SEC File No. 1-82)).

10.35	Phelps Dodge Corporation 2007 Directors Stock Unit Plan effective January 1, 2007, as approved by the Company’s shareholders on May 26, 2006 (incorporated by reference to Appendix A of the Company’s 2006 definitive Proxy Statement filed April 13, 2006 (SEC File No. 1-82)).

10.36	Combination Agreement between the Company and Inco Ltd., dated as of June 25, 2006 (incorporated by reference to a Form 8-K filed on July 17, 2006 (SEC File No. 1-82)).

10.37	Waiver and Amendment to Combination Agreement between the Company and Inco Ltd., dated as of July 16, 2006 (incorporated by reference to a Form 8-K filed on July 17, 2006) (SEC File No. 1-82)).

10.38	Termination Agreement between the Company and Inco Ltd., dated as of September 5, 2006 (incorporated by reference to a Form 8-K filed on September 5, 2006 (SEC File No. 1-82)).

10.39	Agreement and Plan of Merger among Phelps Dodge Corporation, Freeport-McMoRan Copper & Gold Inc. and Panther Acquisition Corporation, dated as of November 18, 2006 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed November 20, 2006 (SEC File No. 1-82)).

10.40	Amendment No. 1 to Rights Agreement, dated as of November 18, 2006, between Phelps Dodge Corporation and Mellon Investor Services LLC, as successor in interest to The Chase Manhattan Bank (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed November 20, 2006 (SEC File No. 1-82)).

10.41	First Amendment to the Phelps Dodge 2003 Stock Option and Restricted Stock Plan, dated as of December 6, 2006 (filed herewith).

10.42	Agreement and Plan of Merger, dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation and Panther Acquisition Corporation, as amended January 17, 2007 (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed February 12, 2007 (SEC File No. 1-82)).

10.43	Separation Agreement between Phelps Dodge Corporation and Kalidas V. Madhavpeddi, effective as of April 3, 2006 (filed herewith).

10.44	Form of Stock Option Agreement for grants made in 2007 under the 2003 Stock Option and Restricted Stock Plan (filed herewith).

10.45	Form of Restricted Stock Letter Agreement for awards made in 2007 for named executive officers under the 2003 Stock Option and Restricted Stock Plan (filed herewith).

11	Computation of per share earnings.

12.1	Computation of ratios of earnings to fixed charges.

12.2	Computation of ratios of total debt to total capitalization.

21	List of Subsidiaries and Investments.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by certain officers and directors who signed this Annual Report on Form 10-K.
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

Schedule II
Phelps Dodge Corporation and Consolidated Subsidiaries
Valuation and Qualifying Accounts and Reserves
(In millions)

		Additions
	Balance at	Charged to				Balance
	beginning	costs and				at end
	of period	expenses	Other		Deductions	of period

Reserve deducted in balance sheet from the asset to which applicable:

Accounts Receivable:

December 31, 2006	$6.9	0.6	(0.1)		1.1	6.3

December 31, 2005	$17.4	0.2	(8.0	) (A)	2.7	6.9

December 31, 2004	$10.1	6.4	2.2		1.3	17.4

Supplies:

December 31, 2006	$29.0	3.4	0.1		1.3	31.2

December 31, 2005	$33.0	3.3	4.2	(B)	11.5	29.0

December 31, 2004	$31.8	4.1	1.8		4.7	33.0

Deferred Tax Assets:

December 31, 2006	$363.5	(318.2)	0.8		—	46.1

December 31, 2005	$282.8	118.0	—		37.3	363.5

December 31, 2004	$461.3	(232.8)	54.3	(C)	—	282.8

(A)	Consists primarily of the transfer to current assets held for sale ($8.3 million).

(B)	Consists primarily of impairment charges ($6.2 million); net of the transfer to current assets held for sale ($1.8 million).

(C)	Valuation allowance relating to El Abra’s net deferred tax assets recorded in conjunction with the implementation of Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” and the revised interpretation.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION
(Registrant)

February 27, 2007	By:	/s/ Ramiro G. Peru

Ramiro G. Peru
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman, Chief Executive Officer and Director
	/s/ J. Steven Whisler	(Principal Executive Officer)	February 27, 2007

J. Steven Whisler

Executive Vice President and Chief Financial Officer
	/s/ Ramiro G. Peru	(Principal Financial Officer)	February 27, 2007

Ramiro G. Peru

Vice President and Controller
	/s/ Denise R. Danner	(Principal Accounting Officer)	February 27, 2007

Denise R. Danner

(Archie W. Dunham, William A. Franke, Robert D. Johnson, Marie L. Knowles, Charles C. Krulak, Jon C. Madonna, Dustan E. McCoy, Gordon R. Parker, William J. Post, Martin H. Richenhagen, Jack E. Thompson, Directors)			February 27, 2007

By:	/s/ Ramiro G. Peru

Ramiro G. Peru
Attorney-in-fact

GLOSSARY OF TERMS
Following is a glossary of selected terms used throughout the Phelps Dodge Form 10-K that may be technical in nature:

Agitation-leach plant	A processing plant that recovers copper and other metals by passing a slurry of finely ground ores mixed with acidic solutions through a series of continuously stirred tanks.
Adjudication	A court proceeding to determine all rights to the use of water on a particular stream system or groundwater basin.
Alluvial aquifers	A water-bearing deposit of unconsolidated material left behind by a river or other flowing water.
Anode	A positively charged metal sheet, usually lead, on which oxidation occurs. During the electro-refining process, the anodes are impure copper sheets from the smelting process that require further processing to produce refined copper cathodes.
Arbitrage	Matching positions to secure a profit by exploiting price difference on the same good sold in different markets.
Assay	An analytical technique used to determine the amount or proportion of a particular metal in an ore or concentrate.
Azurite	A bluish supergene copper mineral and ore found in the oxidized portions of copper deposits often associated with malachite.
Bench	The horizontal floor cuttings along which mining progresses in an open-pit mine. As the pit progresses to lower levels, safety benches are left in the walls to catch any falling rock.
Blasthole stoping	An underground mining method that extracts the ore zone in large vertical rooms. The ore is broken by blasting using large-diameter vertical drill holes.
Block cave	A general term used to describe an underground mining method where the extraction of ore depends largely on the action of gravity. By continuously removing a thin horizontal layer at the bottom mining level of the ore column, the vertical support of the ore column is removed and the ore then caves by gravity.
Bornite	A red-brown isometric mineral comprising copper, iron and sulfur.
Brochantite	A greenish-black copper mineral occurring in the oxidation zone of copper sulfide deposits.
Brownfield expansion	The expansion of an existing operation.
By-product	A secondary metal or mineral product that is recovered along with the primary metal or mineral during the ore concentration process.
Call option	An option that provides the right, but not the obligation, to buy an underlying futures contract at a specified strike price for a specified time.
Care-and-maintenance	The status of a mining operation when mining has been suspended but activities associated with closing the facility have not commenced. The mine and associated equipment are cared for and maintained until operations re-commence.
Carrollite	A cubic sulfide of cobalt with small amounts of copper, iron and nickel.
Cash flow hedge	A derivative instrument that hedges the exposure to variability in expected cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction.
Cathode	See copper cathode.
Chalcocite	A grayish copper sulfide mineral, usually found as a supergene in copper deposits formed from the re-deposition of copper minerals that were solubilized from the oxide portion of the deposit.
Chalcopyrite	A brass-yellow sulfide of mineral copper and iron.
Chrysocolla	A bluish-green to emerald-green oxide copper mineral that forms incrustations and thin seams in oxidized parts of copper-mineral veins; a source of copper and an ornamental stone.
Cobalt	A tough, lustrous, nickel-white or silvery-gray metallic element often associated with nickel and copper ores from which it is obtained as a by-product.
Collars	Consist of the simultaneous purchase of a put option and the sale of a call option by purchasing an out-of-the-money (OTM) put option while simultaneously writing an OTM call option.

Concentrate	The resulting product from the concentrating process that is composed predominantly of copper sulfide or molybdenum sulfide minerals. Further processing might include smelting and electro-refining, or roasting.
Concentrate leach plant	A plant that uses a hydrometallurgical process to leach copper from concentrates in a pressure leach vessel, which removes the copper from the concentrate and places it into solution. The solubilized copper can then be extracted from the solution in an electrowinning plant that produces copper cathodes.
Concentrating	The process by which ore is separated into metal concentrates through crushing, milling and flotation.
Concentrator	A process plant used to separate targeted minerals from gangue and produce a mineral concentrate that can be marketed or processed by additional downstream processes to produce salable metals or mineral products. Term is used interchangeably with Mill.
Contained copper	The percentage of copper in a mineral sample before the reduction of amounts unable to be recovered during the metallurgical process.
Continuous-cast	A process using a continuous flow of liquid metal that is solidified to produce copper products.
Copper cathode	Refined copper produced by electro-refining of impure copper or by electrowinning.
Copper “pitch”	A jet-black to brownish material carrying from 12 percent to 84 percent copper oxide.
Copper clay	Clays containing intertwined copper making it difficult, or uneconomic, to separate the copper from gangue materials.
Copper sulfate	A solid copper product of blue crystals formed by evaporation and crystallization from a sulfate solution containing copper.
Covellite	A metallic, indigo-blue supergene mineral found in copper deposits.
Crushed-ore leach pad	A slightly sloping pad upon which leach ores are placed in lifts for processing.
Cutoff grade	The minimum percentage of copper contained in the ore for processing. When percentages are below this grade, the material would be routed to a high-lift or waste stockpile. When percentages are above grade, the material would be processed using concentrating or leaching methods for higher recovery.
Decree	An order that has the force of law.
Derivative	An exchange-traded or over-the-counter (OTC) financial instrument whose value depends on the performance of an underlying commodity, currency, interest rate or security.
Disseminations	Said of a mineral deposit in which the desired minerals occur as scattered particles in the rock and can be of sufficient quantity to make the deposit ore.
Electro-refining	A process that uses electricity to turn impure copper anodes, created in the smelting process, into pure copper cathodes. Electro-refining is the final step for the recovery of copper from sulfide ores when smelting technology is utilized.
Electrowinning	A process that uses electricity to plate copper contained in an electrolyte solution into copper cathode.
Embedded derivative	A host contract that contains a pricing mechanism, which is an option. The option is inseparable from the host contract and, therefore, cannot be traded separately.
Exchange forward curve	A pattern of currency exchange rates at varying points in the future.
Fair value hedge	A derivative instrument that hedges the exposure to changes in the fair value of an existing recognized asset or liability, or an unrecognized firm commitment or an identified portion thereof due to its fixed terms.
Firm commitment	An agreement with a third party, which is binding on both parties and usually legally enforceable and includes (i) all significant terms, including the quantity, fixed price and timing of the transaction and (ii) a disincentive for nonperformance that is sufficiently large to make performance probable.
Flotation	A concentrating process in which valuable minerals attach themselves to bubbles of an oily froth for separation as concentrate. The gangue material from the flotation process reports as a tailing product.
Forward exchange contract	Agreement to exchange a predetermined amount of currency, commodity or other financial instrument at a specified future date at a predetermined rate.
Forward price	A predetermined delivery price for an underlying commodity, currency or financial asset to be paid at a predetermined date in the future.

Forward rate	A rate of interest or currency exchange to be paid, or received, on an obligation beginning at a predetermined time in the future.
Futures contract	An exchange-listed contract to buy or sell a standard amount of a specified asset, instrument or commodity, at an agreed price, on a given date as listed on the exchange. A future differs from an option in that both parties are obligated to abide by the transaction. Futures have standard delivery dates, trading terms and conditions and operate on a margining system with a clearinghouse acting as a counterpart to all transactions.
Gangue	Mostly non-metallic and usually the valueless portion of minerals in ores.
Grade	The relative quality or percentage of metal content.
Greenfield expansion	An investment that involves the start up of a new project that may include the development of infrastructure.
Heap leaching	Newly mined run-of-mine (ROM) material (intermediate grade, oxides and secondary sulfides) is deposited in a stockpile and leached. ROM material may be leached as mined or may be partially crushed and mixed with acid prior to depositing in lifts on the heap.
Hedge	Establishing an opposite exposure position in a futures or OTC market by means of an option, swap or futures contract from that held and priced in a physical commodity or financial market. Without hedging, the physical or financial exposure would be at risk to price or rate fluctuations.
Heterogenite	A cobalt mineral containing up to 4 percent copper oxide.
Intrinsic value	The actual value of a security. Intrinsic value is the difference between the strike price of an in-the-money option and the market price of the hedged item. In the case of a swap or futures contract, intrinsic value is the difference between the market price of the hedged item and the swap or futures price.
ISO 9000	A family of standards and guidelines for quality in the manufacturing and service industries from the International Organization for Standardization (ISO). ISO 9000 certification does not guarantee product quality, it ensures that the processes that develop the product are documented and performed in a quality manner.
Leach stockpiles	A quantity of leachable ore placed on a leach pad or in another suitable location that permits leaching and collection of solutions that contain solubilized metal.
Leaching	The process of extracting copper using a chemical solution to dissolve copper contained in ore.
Malachite	A bright-green copper mineral (ore) that often occurs with azurite in oxidized zones of copper deposits.
Mark-to-market	The valuation at fair value, using prevailing market prices, at a specified point in time.
Metallurgy	The science of separating metals and metallic minerals from their ores by mechanical and chemical processes.
Metric ton	The equivalent of 2,204.62 pounds.
Mill	Refer to the term Concentrator.
Mill stockpile	Millable ore that has been mined and placed at the plant, and is available for future processing.
Milling	A process used to grind ore into fine particles using a horizontal, rotating steel cylinder for further processing.
Mine-for-leach	A mining operation focused on mining only leachable ores.
Mineralized material	A mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metals.
Mineralization	The process by which a mineral is introduced into a rock, resulting in concentration of minerals that may form a valuable or potentially valuable deposit.
Molybdenite	A black, platy, disulfide of molybdenum. It is the most common ore of molybdenum.
On-off pad	A type of prepared area for the placement and leaching of ores that are removed after the economic portion of their contained minerals has been extracted through leaching.
Ore	Rock from a mine that has an economical metal or mineral content.
Ore body	A continuous, well-defined mass of mineralized material of sufficient ore content to make extraction economically feasible.
Ore reserve	The part of a mineral deposit that could be legally and economically extracted or produced at the time of the reserve determination.

Out-of-the-money option	An option for which the future price is below the strike price for a call or above the strike price for a put.
Oxide	In mining, oxide is used as an ore classification relating to material that usually leaches well but does not perform well in a concentrator. Oxide minerals in mining refer to an oxidized form.
Oxide zone	The portion of a mineral deposit in which the original sulfide mineralization has been altered into oxides, carbonates and sulfate minerals due to percolating waters carrying oxygen, carbon dioxide or other gases.
Oxidized deposit	A deposit that has resulted from oxidation of the original sulfide mineralization.
Patented claim	A mining claim or land to which a deed has been secured from the government in compliance with the laws relating to such claims.
Permanent pad	The site where ore is placed for leach processing and the ore is not removed from the location after extraction of the economic portion of the mineralization by leaching. New ores are placed on top of the previously leached ores.
Porphyry	A deposit in which minerals of copper, molybdenum, gold or, less commonly, tungsten and tin are disseminated or occur in stock-work of small veinlets within a large mass of hydro-thermally altered igneous rock. The host rock is commonly an intrusive porphyry, but other rocks intruded by a porphyry can also be hosts for ore minerals.
Portal	The rock face or entrance to a drift, tunnel, adit or underground entry.
Premium	In relation to an option, it is the market price. Its two components are time value and intrinsic value.
Primary zone	The hypogene portion of a mineral deposit that has not been altered by leaching and secondary enrichment, and characteristics of the mineralization are most likely to persist at depth.
Probable material	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven material, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven material, is high enough to assume continuity between points of observation.
Production	That which is produced or made; any tangible result of industrial or other labor. The yield or output of a mine, metallurgical plant or quarry.
Production level	With respect to underground mining, the elevation of the underground works that permit extraction/transport of the ore to a common point, shaft or plant.
Production well	A permitted well that produces significant flows of water used in the processing of ores.
Proven material	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.
Pseudomalachite	A dark-green monoclinic copper mineral.
Pump tested	A water well that has been qualified as a reliable source of future production water using a method that measures water-table drawdown after a defined period of sustained pumping.
Put option	An option that provides the right, but not the obligation, to sell an underlying futures contract at a specified strike price for a specified time.
Reclamation	The process of restoring land used in mining activities for future beneficial use.
Recovery	An indication of how much material is collected from a process.
Refining	The final stage of metal production in which remaining impurities are removed.
Rhenium	A rare, silvery-white metal that can occur with molybdenum.
Roasting	The heating of sulfide ores to oxidize sulfides to facilitate further processing.
Run-of-Mine (ROM)	Leachable ore that is mined and directly placed on a leach pad without utilizing any further processes to reduce particle size prior to leaching.
Seismic	(a) Pertaining to, characteristic of, or produced by earthquakes or earth vibration; as, seismic disturbances; seismic records.
(b) Pertaining to sound waves generated by earthquakes or artificially by explosives to map subsurface structure.
Seismic zone	A regional designation pertaining to the anticipated frequency and strength of earthquakes based on historical information.

Short ton	The equivalent of 2,000 pounds.
Skarn	A Swedish mining term for silicate gangue of certain iron ore and sulfide deposits of Archaean age, particularly those that have replaced limestone and dolomite. Its meaning has been generally expanded to include lime-bearing silicates, of any geologic age, derived from nearly pure limestone and dolomite with the introduction of large amounts of silicon, aluminum, iron and magnesium.
Smelter	A downstream processing plant where ores or concentrates of minerals are smelted to produce metal.
Smelting	The process of melting and oxidizing concentrates to separate copper and precious metals from metallic and non-metallic impurities, including iron, silica, alumina and sulfur.
Solution extraction	A process that transfers copper from a copper-bearing ore to an organic solution, then to an electrolyte. The electrolyte is then pumped to a tankhouse where the copper is extracted, using electricity, into a copper cathode (refer to the term Electrowinning).
Spot price	The current price at which a commodity can be bought or sold at a specified time and place.
Stope	An underground mining method that is usually applied to highly inclined or vertical veins. Ore is extracted by driving horizontally upon it in a series of workings, one immediately over the other. Each horizontal working is called a stope because when a number of them are in progress, each working face under attack assumes the shape of a flight of stairs.
Strike price	The price paid or received by the buyer when exercising an option.
Sublevel stoping	An underground mining method in which ore is excavated in open stopes, retreating from one end of the stope toward the other. Its characteristic feature is the use of sublevels.
Sulfide	A mineral compound containing sulfur and a metal. Copper sulfides can be concentrated or leached, depending on the mineral type.
Surface miner	A large, track-mounted mining machine that uses teeth on a rotating drum to break in-situ rock into smaller fragments to facilitate mining (eliminates the need for drilling/blasting of the rock and primary crushing).
Swap	An agreement between two counterparties to exchange two streams of cash flow. One of the cash flows is based on a fixed value for the underlying and the other is based on a floating value.
Tailing	The material remaining after economically recoverable metals and minerals have been extracted.
Time value	In relation to an option, it is the premium minus intrinsic value.
Tolling	The process of converting customer-owned, copper-bearing or molybdenum-bearing material into specified products, which is then returned to the customer.
Underlying	The product or instrument that an option contract or a futures contract is based upon.
Unilateral administrative order	A legally binding document issued by the U.S. Environmental Protection Agency (EPA) directing the parties potentially responsible to perform site cleanups or studies. Generally, EPA does not issue unilateral orders for site studies.
Unpatented claim	A mining claim to which a deed from the government has not been received. Such claims are usually subject to annual assessment work to maintain ownership.
Veinlets	A series or swarm of small, thin veins in a mineral deposit.