Form 10-K/A
period 2006-12-31
PHELPS DODGE CORP
filed 2007-03-19
CIK 78066

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
Number of Common Shares outstanding at February 28, 2007: 204,146,798 shares.
Documents Incorporated By Reference: None.

PART III
SIGNATURES
EX-10.1
EX-10.2
EX-31

Explanatory Note
     This Amendment No. 1 to the annual report on Form 10-K of Phelps Dodge Corporation (the “Corporation,” the “Company,” “we,” “our,” or “PD”) for the year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on February 27, 2007, is being filed solely to include responses to the items required by Part III, which were originally expected to be incorporated by reference to the Corporation’s definitive Proxy Statement to be delivered to its shareholders in connection with its 2007 Annual Meeting. On March 14, 2007, the shareholders of Phelps Dodge Corporation and Freeport-McMoRan Copper & Gold Inc. each approved the proposed merger transaction in which Freeport will acquire the Corporation. This Amendment No. 1 is required to complete the Corporation’s reporting obligations prior to the anticipated termination of its status as a public reporting company. The information regarding executive officers of the Corporation required by Part III of Form 10-K was included in Part I of the Corporation’s annual report on Form 10-K as originally filed.

PART III
10. Directors, Executive Officers and Corporate Governance
     The Corporation currently has twelve directors. The directors are evenly divided into three classes. The terms of the Class I, II and III directors will expire at the Corporation’s annual meeting of shareholders in 2007, 2008 and 2009, respectively.

	Age, Principal Occupation, Business Experience and Other	Director
Name	Directorships Held	Since

Archie W. Dunham (Class II)	Mr. Dunham was Chairman of ConocoPhillips (integrated energy company) from August 2002, following the merger of Conoco Inc. and Phillips Petroleum Company in August 2002, until his retirement in September 2004. He was Chairman, President and Chief Executive Officer of Conoco Inc. (integrated energy company) from August 1999 to August 2002, and President and Chief Executive Officer of Conoco Inc. from January 1996 to August 2002. He was an Executive Vice President of E.I. du Pont de Nemours and Company, Conoco’s former parent, from 1995 to October 1998. Mr. Dunham is a director of Louisiana Pacific Corporation, Pride International Inc. and Union Pacific Corporation. Age 68.	1998

William A. Franke (Class II)	Mr. Franke was Chairman and Chief Executive Officer of America West Holdings Corporation from February 1997 and President from April 1999 until his retirement in September 2001. He was Chief Executive Officer of its principal subsidiary, America West Airlines, Inc. (airline carrier), from April 1999 until his retirement in September 2001 and was Chairman of its Board from 1992 until his retirement in September 2001. He also was its President from April 1999 until May 2000. He has been President of Franke and Company, Inc.,	1980

	Age, Principal Occupation, Business Experience and Other	Director
Name	Directorships Held	Since

	Phoenix, AZ, an investment firm, since 1987. He is the managing member of Indigo Partners, LLC and Indigo Pacific Partners, LLC, private equity funds focused on investments in the air transportation sector. He is also a managing partner of Newbridge Latin America, L.P., a private equity fund with investments in that region and an officer of several of the investment funds’ portfolio companies. Mr. Franke also is a director of Alpargatas S.A., an Argentine textile company. Age 69.

Robert D. Johnson (Class II)	Mr. Johnson has served as the Chief Executive Officer of Dubai Aerospace Enterprise since August 2006. He retired from Honeywell Aerospace (supplier of aircraft engines, equipment, systems and services), a division of Honeywell, Inc., in January 2006 after serving as non-executive Chairman. From December 1999 until January 2005, Mr. Johnson was the President and Chief Executive Officer of Honeywell Aerospace. From March 1999 to December 1999, he was President and Chief Executive Officer of Allied Signal Aerospace (supplier of aircraft engines, equipment, systems and services), a division of Allied Signal Inc. He is a director of Ariba, Inc., Roper Industries Inc. and Spirit AeroSystems Holdings, Inc. Age 59.	2003

Marie L. Knowles (Class I)	Mrs. Knowles was Executive Vice President and Chief Financial Officer of Atlantic Richfield Company (diversified energy company) from July 1996 until her retirement in June 2000. From 1993 until 1996, she was Senior Vice President of Atlantic Richfield Company and President of ARCO Transportation Company, a former subsidiary of Atlantic Richfield Company. Mrs. Knowles is a director of McKesson Corporation and a trustee of the Fidelity Funds. Age 60.	1994

Charles C. Krulak (Class III)	General Krulak retired as Executive Vice Chairman and Chief Administration Officer of MBNA Corp. (financial services company) in June 2005, a position he held since March 2004. He previously served as Chief Executive Officer of MBNA Europe from January 2001 until March 2004, and as Senior Vice Chairman of MBNA America from 1999 to 2001. General Krulak retired from a distinguished 35-year military career in 1999, after serving as Commandant, the Marine Corps’ highest-ranking officer, from 1995 to 1999. General Krulak is a director of ConocoPhillips and Union Pacific Corporation. Age 65.	2005

	Age, Principal Occupation, Business Experience and Other	Director
Name	Directorships Held	Since

Jon C. Madonna (Class I)	Mr. Madonna was Chairman of the Board of DigitalThink, Inc. (e-learning company) from April 2002 until it was sold in May 2004. From April 2001 until March 2002, he was President and Chief Executive Officer of DigitalThink, and from January 1999 until October 2000 he was the President and Chief Executive Officer of Carlson Wagonlit Corporate Travel (business travel and expense management company). He was Vice Chairman of The Travelers Group (financial services and insurance company) from January 1997 until October 1998. Mr. Madonna was Chairman of KPMG International (international accounting and tax services company) from July 1995 to January 1996, and Chairman and Chief Executive Officer of KPMG Peat Marwick USA from 1990 until 1996. Mr. Madonna is a director of AT&T Inc., Tidewater Inc. and Visa U.S.A. Inc. Age 63.	2003

Dustan E. McCoy (Class III)	Dustan E. McCoy was named Chairman and Chief Executive Officer of Brunswick Corporation (recreation products company) in December 2005. Previously he had served as President of Brunswick Boat Group since 2000. Mr. McCoy joined Brunswick in 1999 as Vice President, General Counsel and Corporate Secretary. Prior to joining Brunswick, Mr. McCoy served as Executive Vice President for Witco Corporation. He also serves on the Board of Directors of Louisiana Pacific Corporation. Age 57.	2006

Gordon R. Parker (Class I)	Mr. Parker was Chairman of Newmont Mining Corporation from 1986 until his retirement in 1994. He was Chief Executive Officer from 1985 until 1993. Mr. Parker retired as a director of Caterpillar, Inc. in June 2006, after more than 10 years of service. Age 71.	1995

William J. Post (Class III)	Mr. Post has been Chairman of the Board of Pinnacle West Capital Corporation (holding company of subsidiaries operating, selling and delivering electricity and energy-related products and services) since February 2001, and its Chief Executive Officer since February 1999. He was also its President from August 1999 to February 2001, and from February 1997 to February 1999. He is currently Chairman of the Board of Arizona Public Service (APS) (supplier of electricity), a subsidiary of Pinnacle West Capital Corporation. He was Chairman of the Board and Chief Executive Officer of APS from February 2001 to September 2002. From October 1998 to February 2001, he was APS’s Chief Executive Officer. He was APS’s President and Chief Executive Officer from February 1997 to October 1998. Age 56.	2001

Martin H. Richenhagen (Class I)	Mr. Richenhagen is the President and Chief Executive Officer of AGCO Corporation (manufacturer and distributor of agricultural equipment), positions held since July 2004. He was appointed Chairman of the Board in August 2006. From 2003 to 2004, Mr. Richenhagen was Executive Vice President of Forbo International SA (flooring material business based in Switzerland). From 1998 to December 2002, Mr. Richenhagen was Group President of CLAAS KgaA mgH (global farm equipment manufacturer and distributor). Mr. Richenhagen is a director of AGCO Corporation. Age 54.	2006

	Age, Principal Occupation, Business Experience and Other	Director
Name	Directorships Held	Since

Jack E. Thompson (Class III)	Mr. Thompson retired as the Vice Chairman of Barrick Gold Corporation (multinational gold mining company) in April 2005, a position he held since December 2001. From April 1999 until December 2001, he was the Chairman and Chief Executive Officer of Homestake Mining Company (multinational gold mining company) which merged into Barrick Gold Corporation in December 2001. From July 1998 until March 1999, he was the Chairman, President and Chief Executive Officer of Homestake Mining Corporation and its President and Chief Executive Officer from May 1996 until July 1998. He is a director of Century Aluminum Company, Tidewater Inc. and Rinker Group Limited. He also sits on the Advisory Board of Resource Capital Fund III L.P. (mining investment fund). Age 57.	2003

J. Steven Whisler (Class II)	Mr. Whisler was elected Chairman of the Corporation in May 2000, and he has been Chief Executive Officer since January 2000. He was President from December 1997 to October 31, 2003, and was also Chief Operating Officer from December 1997 until January 2000. He was President of Phelps Dodge Mining Company, a division of the Corporation, from 1991 to October 1998. He is a director of Burlington Northern Santa Fe Corporation and US Airways Group, Inc. Age 52.	1995
CORPORATE GOVERNANCE AND GENERAL INFORMATION
CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board Governance	The Corporation’s corporate governance practices, including its Corporate Governance Guidelines and the Charters for the Audit Committee, the Compensation and Management Development Committee and the Committee on Directors and Corporate Governance, are published on the Corporation’s website at www.phelpsdodge.com. Each of these documents is also available free of charge to any shareholder who requests a copy in writing.

Board Independence	The Board of Directors requires that a majority of its members be independent. The Board adopted the following independence standards, which are consistent with criteria established by the New York Stock Exchange (“NYSE”), to assist the Board in making these independence determinations. A Director is independent if the Board has made an affirmative determination that such Director has no material relationship with the Corporation (directly or as a partner, shareholder or officer of an organization that has a relationship with the Corporation). In addition:

•	A Director who receives, or whose immediate family member receives, more than $100,000 during any twelve-month period in direct compensation from the Corporation, other than Director and Committee fees and a pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceased to receive more than $100,000 in any twelve-month period in such compensation.

•	A Director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the company is not independent until three years after the end of the affiliation or the auditing relationship.

•	A Director who is employed or whose immediate family member is employed, as an executive officer of another company where any of the Corporation’s present executives serve on that company’s compensation committee is not independent until three years after the end of such service or the employment relationship.

•	A Director who is a current employee, or whose immediate family member is an executive officer, of a company that has made payments to, or receives payments from, the Corporation for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues, in each case is not independent until three years after falling below such threshold.

The Board has reviewed all material transactions and relationships between each director, or any member of his or her immediate family, and the Corporation, its senior management and its independent accounting firm and internal audit firm. Based on this review and in accordance with the independence standards outlined above, the Board of Directors has affirmatively determined that all of the non-employee directors, other than Mr. Post, are independent. As a result, ten of the Corporation’s twelve directors are independent.

The Board has determined that Mr. Post in not independent because he is an executive officer of another company that during 2005 and 2004 received payments from the Corporation in an amount that exceeded the greater of $1 million or 2% of such other company’s consolidated gross revenues. Mr. Post is an executive officer of Pinnacle West Capital Corporation (“Pinnacle West”) and its subsidiary, Arizona Public Services (“APS”). Pinnacle West and APS are engaged in the business of supplying electricity to substantial portions of Arizona and other parts of the western United States. The rates charged by Pinnacle West and APS for electricity, which in some cases were fixed by governmental authority, offered economic advantages to the Corporation, in part because of the proximity of APS’s generation and transmission facilities to certain of the Corporation’s Arizona operations. Because the Corporation’s purchases of electricity from Pinnacle West and APS amounted to approximately 2.2% and 2.3% of Pinnacle West’s consolidated gross revenues in 2005 and 2004, respectively, Mr. Post does not currently qualify as an independent director.

Messrs. Robert N. Burt and Robert D. Krebs served as directors during 2006 until their retirement on May 26, 2006. Both Messrs. Burt and Krebs were independent directors.

Board Meetings	The Board of Directors met 41 times during 2006. Each director attended at least 75% of the combined number of meetings of the Board and of the committees on which such director served. The average attendance of all directors was 92%. The non-management directors meet regularly in executive sessions without management. Executive sessions are presided over by the Chair of the Committee on Directors and Corporate Governance. The Chair of that Committee may, if desired, delegate such responsibility to another independent director, including the Chair of the Committee having jurisdiction over the bulk of the issues to be discussed at an executive session.

Contacting Directors	Shareholders and other interested parties who wish to contact our directors may send written correspondence, in care of the Corporate Secretary, to Phelps Dodge Corporation, One North Central Avenue, Phoenix, Arizona 85004. Communications may be directed to our presiding director, our Audit Committee chair, or all of our non-management directors.

Communications addressed to directors that discuss business or other matters relevant to the activities of the Board of Directors will be preliminarily reviewed by management and then distributed either in summary form or by delivering a copy of the communication. Communications will be distributed to the director, or group of directors, to whom they are addressed. With respect to other correspondence received by the Corporation that is addressed to one or more directors, the Board has requested that the following items not be distributed to directors, because they generally fall into the purview of management, rather than the Board: junk mail and mass mailings, product and services complaints, product and services inquiries, resumes and other forms of job inquiries, solicitations for charitable donations, surveys, business solicitations or advertisements.

Board Committees	The Audit Committee comprises Messrs. Johnson, (Mrs.) Knowles, Krulak, Madonna (Chair), McCoy, Richenhagen, and Thompson and met nine times during 2006. In addition, they met jointly with the Environmental, Health and Safety Committee one time. The Board of Directors determined that Mr. Madonna (Chair) is an audit committee financial expert (as defined by SEC regulations) and that each member of the Committee is independent, as defined by NYSE regulations, financially literate and possesses financial management expertise. The Committee generally performs the following functions:

•	Selects, evaluates and makes all decisions concerning the performance, compensation, retention and termination of the Corporation’s independent public accounting firm;

•	Assists the Board of Directors with oversight of: (i) the quality and integrity of the Corporation’s financial statements; (ii) the Corporation’s compliance with legal and regulatory requirements; (iii) the independence and qualifications of the Corporation’s independent registered public accounting firm; and (iv) the performance of the Corporation’s internal audit function;

•	Prepares the report of the Audit Committee to be included in the Corporation’s proxy statement as required under the rules of the Securities and Exchange Commission; and

•	Provides an open avenue of communication among the independent accountants, financial and senior management, the internal auditing function, and the Board of Directors.

The Compensation and Management Development Committee comprises Messrs. Dunham (Chair), Franke, Johnson, (Mrs.) Knowles, McCoy, and Parker and met six times during 2006. The Board of Directors determined that each member of the Committee is independent, as defined by NYSE regulations. The Committee generally performs the following functions:
•	Reviews and approves the compensation of the Corporation’s senior officers;

•	Reviews management recommendations concerning the compensation of other officers and key personnel;

•	Reviews the Corporation’s program for management development; and

•	Reviews and approves incentive compensation awards, stock option grants and awards of restricted stock.

The Committee on Directors and Corporate Governance comprises Messrs. Dunham, Franke (Chair), Krulak, Madonna, Parker, and Richenhagen, and met twice during 2006. The Board of Directors determined that each member of the Committee is independent, as defined by NYSE regulations. The Committee generally performs the following functions:
•	Makes recommendations concerning the composition of the Board and its Committees and reviews director compensation;

•	Reviews the qualifications of potential director candidates and recommends to the Board nominees for election as directors; and

•	Develops and reviews the Board governance policies and makes recommendations concerning the corporate governance program for the Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Based on a review of reports filed by our directors and executive officers, and upon representations from those persons, all reports required to be filed by our reporting persons during 2006 were filed on time.
CODE OF ETHICS OF PHELPS DODGE CORPORATION
     The Corporation requires all non-bargained domestic and international employees to certify that they have read and are in compliance with its Code of Business Ethics and Policies as a condition of continued employment with the Corporation. The code of ethics is published in eight different languages and is posted on the Corporation’s website in English and Spanish at www.phelpsdodge.com. All executive officers and financial officers attest annually to the ethical business practices and the financial reporting and financial management policies contained in the code of ethics and thereby satisfy the NYSE rule that requires a financial code of ethics for the principal executive officer, chief financial officer and principal accounting officer or controller. The Board of Directors has also adopted a code of ethics, which can be found on the Corporation’s website.
     In addition, the Corporation maintains a hotline service, 24 hours per day, 365 days per year, for the receipt of complaints and questions. Global Compliance Services, an external compliance services company, provides this hotline service for employees and third parties to submit complaints and questions. Callers may remain anonymous if they so desire.
     The Phelps Dodge Ethics and Compliance Hotline number is (800) 295-6783 (toll-free) and also appears on the Corporation’s website. The compliance services provider simultaneously issues reports of complaints directly to the Director of Corporate Audit and to the Assistant General Counsel and Secretary of the Corporation.
     Complaints are investigated and remedial action is taken as appropriate and to the satisfaction of the Audit Committee. Questions are referred to the appropriate management group for response. The Director of Corporate Audit follows up to ensure all complaints are properly addressed.

AUDIT COMMITTEE REPORT
     The Committee has reviewed and discussed with management of the Corporation and PricewaterhouseCoopers LLP, the independent registered public accounting firm for the Corporation, the audited financial statements of the Corporation for the fiscal year ended December 31, 2006 (the “Audited Financial Statements”). The Committee has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61 (as amended by SAS 89 and SAS 90), as in effect on the date of this report.
     The Committee has: (i) considered whether non-audit services provided by PricewaterhouseCoopers LLP are compatible with its independence, (ii) received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the Independence Standards Board Standard No. 1, as in effect on the date of this report, and (iii) discussed with PricewaterhouseCoopers LLP its independence.
     Based on the reviews and discussions described above, the Committee recommended to the Board of Directors of the Corporation that the audited financial statements be included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.
     The Board of Directors has adopted a Charter of the Audit Committee, a copy of which is published on the Corporation’s website at www.phelpsdodge.com. The Audit Committee Charter requires the Committee to pre-approve all audit engagement fees and terms, as well as all non-audit engagements with the independent accountants. The Committee may delegate to one or more members the authority to grant such pre-approvals, which then must be presented to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees incurred in 2006 were pre-approved by the Committee.
THE AUDIT COMMITTEE
Jon C. Madonna, Chair
Robert D. Johnson
Marie L. Knowles
Charles C. Krulak
Dustan E. McCoy
Martin H. Richenhagen
Jack E. Thompson

11. Executive Compensation
Compensation Objectives and Philosophy
The Corporation has established a compensation program for its senior management, including its named executive officers, with the objective of assuring the Corporation’s ability to attract, retain and motivate the best qualified and highest performing individuals to successfully manage its business. This program is specifically designed to “pay for performance” by
•	rewarding individual and business performance which contributes to increasing shareholder value over the long-term;

•	increasing the relative amount of compensation at risk as management responsibilities increase;

•	placing greater emphasis on variable pay than fixed pay;

•	linking the elements of variable compensation to measurable financial, operational and other performance criteria; and

•	encouraging stock ownership by the named executive officers to align their personal interests with those of shareholders.
Our compensation philosophy targets fixed pay at the market median and targets variable compensation, and health, welfare and retirement benefits above the market median to provide a total compensation package that is competitive in the marketplace, and specifically between the 50th and 75th percentiles. Variable incentives constitute the greatest share of the aggregate compensation value and are tied to individual, business and stock price performance. This philosophy supports the business by being affordable and sufficiently competitive, in total, to attract, retain and motivate our named executive officers.
Executive Compensation Program
The executive compensation program consists of salaries, annual cash incentives, long-term incentives, employee benefit programs, and a small number of perquisites, which are designed to deliver, in the aggregate, a total compensation program that is competitive, aligned with shareholder interests, and reinforces the Corporation’s “pay for performance” philosophy.
The “market” for the named executive officers is defined as a peer group of similar-sized companies in related industries combined with similar-sized companies from a more diverse group as reported in compensation surveys. The market values for salaries, annual incentives, and long-term incentives are used to set the target values for each component. The overall value of the total compensation package for each named executive officer, along with current 25th, 50th and 75th percentile market data, is reviewed annually by the Compensation and Management Development Committee (“Compensation Committee”). For more information regarding the review process, see “Annual Total Compensation Review” below.
Benchmarking/Peer Group
The Corporation’s designated peer group described below consists of the following 14 publicly held industrial companies that are generally one-half to twice the size of Phelps Dodge measured by revenues and/or market capitalization. Because of the consolidation in the mining industry there are few publicly traded mining companies meeting the size criteria. Therefore, by necessity, the peer group includes other industrial businesses.

•	Air Products and Chemicals, Inc.

•	Ashland Inc.

•	Falconbridge Ltd.

•	Freeport-McMoRan Copper and Gold Inc.

•	Inco, Ltd.

•	The Mosaic Company

•	Newmont Mining Corporation
•	Nucor Corporation

•	Parker-Hannifin Corporation

•	Peabody Energy Corporation

•	Praxair, Inc.

•	Precision Castparts Corp.

•	Rohm and Haas Company

•	Teck Cominco Ltd.

Annually the Compensation Committee reviews the peer group’s revenue and market capitalization, as well as any changes due to merger activities. Any changes to the peer group are made by the Compensation Committee after reviewing analyses prepared by its external compensation consultant, Frederic W. Cook & Co., Inc.
The Compensation Committee’s external compensation consultant conducts an annual comparison using general industry companies with $5-10 billion in revenue and the peer group total compensation information. The blended compensation survey data with that of the peer group generates a balanced perspective of appropriate compensation levels. This is particularly important because of the nature of the peer group and for named executive officers who hold positions for which there are few comparable positions publicly reported within the peer group.
Annual Total Compensation Review
During the first quarter of each calendar year, a comprehensive total compensation review is conducted for the named executive officers. Salary adjustments, annual cash incentives, and long-term incentive awards are determined based on the prior year’s performance by both the Corporation and the named executive officer.
The named executive officers document the achievements and disappointments for their respective areas each year. Based on this information and recommendations from the CEO, the Compensation Committee reviews, considers and sets each component within the total compensation package for all named executive officers other than the CEO. The Compensation Committee meets in executive session with its external compensation consultant to determine the compensation package for the CEO for that year, considering the CEO’s performance, the Corporation’s performance, and the competitive market data. This process assures that the named executive officers are not recommending or influencing their own compensation and that there are substantive Corporation and individual performance evaluations.
During the annual compensation review, the Compensation Committee reviews the Corporation’s annual performance and the applicable commodity prices over a five-year period. This historical perspective provides a context for the current year results with respect to trends and magnitude of changes from one year to the next. This review includes consideration of standard financial measures and ratios such as return on equity, return on assets, earnings per share, debt-to-cap ratios, and other relevant factors specific to the Corporation such as implied full unit cost of copper production, safety and environmental performance statistics, quantity and quality of ore reserves, and expansion/exploration activities. The external factors impacting results, including the price of copper and molybdenum on the applicable commodity exchanges, are considered in establishing awards. These cumulative results form the framework for making annual incentive payment decisions based on the prior year’s performance as well as setting salary adjustments and long-term incentive awards for the upcoming year. Individual performance of the named executive officer is considered when deciding to increase or decrease any component of compensation.

The annual determination of specific adjustments or payouts among the cash and long-term incentive components of an executive’s total compensation package is not influenced by what he or she has received in prior years. For example, if the last year’s annual cash bonus is high, it does not negatively impact this year’s award of long-term incentives. Likewise, if there are no payouts under the bonus plan, the stock awards are not increased. This is because payments received with respect to previously established performance goals or changes in shareholder value are not deemed to impact the appropriate competitive compensation levels for determining current awards.
Elements of Compensation
The compensation and benefits package for the named executive officers is comprised of the following elements:

Element	Purpose

Salaries	Fixed income paid semi-monthly provides a standard of living commensurate with the median pay for equivalent positions to attract and retain high-performing executives.

Annual Incentives	Annual cash incentives reward delivery of desired company financial results for a specific fiscal year. This “pay for performance” element of compensation is a motivator to deliver financial results that reward our shareholders by providing the named executive officers the opportunity to earn above-market cash compensation. This compensation is “at risk” as it is only earned if performance justifies a payment.

Annual cash incentives for the named executive officers are paid pursuant to the Executive Performance Incentive Plan, a shareholder-approved plan designed so that awards made in accordance with its requirements are not subject to the deduction limits imposed by Section 162(m) of the Internal Revenue Code for compensation above $1 million paid to any of the named executive officers.

Long Term Incentives	Stock options and restricted stock provide incentives to the named executive officers to focus on long term performance. These grants promote an ownership perspective while time-based vesting acts as a retention tool. The potential compensation realized from these awards is dependent on the value of the Corporation’s common stock over the longer term.

Beginning in 2007, restricted stock awards will be granted to the named executive officers pursuant to the Executive Performance Incentive Plan so that the awards are not subject to the deduction limits imposed by Section 162(m) of the Internal Revenue Code.

Employee Benefits	Broad-based health and welfare benefits are expected by the individuals who are qualified to be hired into these positions, provide some level of financial security, and are offered at competitive and affordable rates. A comprehensive retirement program, in the form of a defined benefit pension plan and a 401(k) savings plan with company-match and profit sharing contribution features, provides a solid retirement foundation. The pension plan rewards those employees with extended service and the 401(k) savings plan provides tax-advantaged saving opportunities rewarding those who elect to save.

Element	Purpose

Supplemental Retirement Plan	The non-qualified supplemental retirement plan provides a supplemental benefit that accounts for those earnings of the named executive officers that exceed the applicable annual earnings cap established by the IRS that applies to our qualified defined benefit pension plan. The Supplemental Retirement Plan preserves the benefit using the same formula as applied in the qualified pension plan.

Supplemental Savings Plan	The non-qualified savings plan allows the named executive officers to make additional tax-advantaged deferrals and to receive matching contributions and profit sharing contributions on salary amounts exceeding the compensation limits imposed by the IRS on qualified 401(k) savings plans.

Executive Life Insurance Plan	This plan provides retiree life insurance coverage for those named executive officers should they become eligible to receive an unreduced retirement benefit.

Severance and Change of Control Agreements	These agreements allow the named executive officers to focus on their jobs and act in the shareholders’ best interests without worrying about the personal impact of their decisions that may ultimately place their continued employment at risk.

Perquisites	Certain perquisites allow the named executive officers to focus on managing the business by minimizing common distractions and/or enable the Corporation to attract and retain key executives by providing benefits that are commensurate to an executive’s position and competitive practice.

The following descriptions explain how the different components of compensation interrelate to create a total compensation package that supports the Corporation’s philosophy.
Salaries
Overall, salaries are targeted to the median of the market, but set individually to reward the level of responsibility, contribution, experience, and performance of each named executive officer based upon the position held by the executive. Salaries generally are adjusted annually in connection with an annual merit budget approved by the Compensation Committee based upon projected market movements as published in compensation surveys and the Corporation’s affordability. Individual salary adjustments for the named executive officers are made within the overall budget, with emphasis placed on differentiating based upon personal performance and the relative experience, knowledge, and skills compared to the 50th percentile market rate for equivalent positions. Salaries may also be adjusted in connection with promotions, which include corresponding increases in responsibilities.
In 2006, salaries for the named executive officers were increased based upon personal performance, a comparison to market salaries, and the annual merit budget. The combination of merit and equity adjustments ranged from 4.0-6.8% for the named executive officers.
Annual Incentive Compensation
Annual bonuses are paid to the named executive officers pursuant to the Executive Performance Incentive Plan, a shareholder-approved plan designed so that awards made in accordance with its requirements are not subject to limits on the Corporation’s ability to take federal income tax deductions for compensation above $1 million paid to any of the top five executive officers imposed by Section 162(m) of the Code. Following year-end, the Compensation Committee certifies the results and determines the amounts of bonuses payable pursuant to the Executive Performance Incentive Plan. The annual incentive awards payable to a named executive officer cannot exceed the amount previously allocated to him from the pool. However, the Compensation Committee can exercise negative discretion to authorize a lower payment. In exercising its discretion, the Compensation Committee may consider a variety of factors, including, without limitation, the performance metrics and other factors used to determine bonuses paid to executives other than the named executive officers pursuant to the Corporation’s annual Incentive Compensation Plan, as further described below.
Annual target bonus percentages under the Annual Incentive Compensation Plan are targeted at the 60th percentile of the benchmark market to place greater emphasis on pay at risk. Placing greater emphasis on variable pay than the majority of other companies is consistent with our philosophy to manage fixed costs and reward the named executive officers with variable pay when the Corporation’s results meet or exceed performance expectations. The annual incentive compensation goals are related to corporate, and where appropriate, division performance, over a one-year time period.
The annual incentive payments are determined on the basis of three primary financial metrics: Operating Cash Flow-Return on Investment (“OCF-ROI”), Return on Equity (“ROE”), and Implied Full Unit Cost of Copper Production. These metrics were approved by the Compensation Committee to provide the balanced measurement of current external results to shareholders, efficient and effective internal decisions to generate future shareholder returns, and operational efficiencies (Implied Full Unit Cost of Copper Production). The weightings assigned to each of the three metrics vary, on a pre-determined schedule, based upon the economic conditions that existed for the calendar year, to appropriately reward strategic decisions and management execution throughout the cycles. When copper prices are high, the predominant focus is on maximizing production and investments that will ensure sustainability. When copper prices are low, the weighting shifts to focus on improving the Corporation’s cost position.
Corporation financial results determine the formula bonus that may range from 0 to 200% of target bonus. The formula bonus is then adjusted up or down to reflect personal performance so that pay is aligned with the individual contribution of each named executive officer. Final recommended bonuses may range from 0 to 250% of target bonus prior to any adjustments made by the Compensation Committee. The Compensation Committee may apply discretion and make adjustments, upward or downward, to the formula awards by considering aspects of company performance beyond the formula measures including annual achievements and disappointments, external factors such as prevailing economic conditions, and progress against strategic long-term goals.
Operating Cash Flow-Return on Investment is a non-GAAP ratio that measures the return on assets employed, calculated by taking annual net operating cash flow divided by average invested capital. Operating cash flow (OCF) is essentially the cash generated internally from our operations before after-tax interest payments, capital expenditures and investments and changes in the company’s debt or equity position. Average invested capital is the investment in the company averaged over a one-year period, calculated by taking an average of total assets less current liabilities (excluding short-term borrowings, current portion of long-term debt, accrued interest expense and dividends payable).
Return on common equity (ROE) is a non-GAAP ratio that measures the return to the common shareholders, calculated by taking annual net income (loss) before special items and provisions (after taxes) divided by average common shareholders’ equity. The net income before special items and provisions (after taxes) is after preferred dividends, and the common shareholders’ equity excludes preferred shareholders’ equity.
The threshold and maximum values for the goals of OCF-ROI and ROE are generally consistent from year to year. These established values depict the minimum return management believes shareholders should expect before a payment is made on this portion of the bonus. The target values within the range fluctuate based upon the economic cycle and budget projections. The OCF-ROI threshold and maximum are 7 percent and 20 percent respectively, and the ROE threshold and maximum are 6 percent and 20 percent respectively. In 2006, financial results exceeded the maximum targets on both of these metrics.
Implied Full Unit Cost of Copper Production is a non-GAAP measure that reflects the Corporation’s total cost of production on a per-pound-of-copper basis. Management believes this is an important measure because it captures all costs and provides a consistent cost comparison throughout the business cycle by including capitalized assets, expenses, and considers the prevailing price of copper. The targets vary from year to year. In 2006, the target was $0.770 and results fell below the threshold.
Implied full unit cost is calculated from externally reported data by dividing the Corporation’s operating income (loss) before special items by the total pounds of copper sold from its own mines on a consolidated basis to obtain the “all-in operating margin.” The all-in operating margin is then compared with the London Metal Exchange price of copper. If the all-in operating margin is positive, it is subtracted from the LME copper price to obtain the implied full unit cost. If the all-in operating margin is negative, it is added to the LME copper price to obtain the implied full unit cost. The LME is used because it is recognized as the primary market for price discovery for internationally traded copper and other base metals. Other markets such as COMEX and the Shanghai Futures Exchange are important regionally but the prices set in these markets are generally closely correlated to the LME price.
For the payments made with respect to 2006, the Compensation Committee considered the Corporation’s results against its pre-established Annual Incentive Compensation Plan goals and personal performance as recommended by the CEO in determining the amounts paid to each of the named executive officers below the CEO. The Compensation Committee approved payments calculated within plan parameters for each of the named executive officers except for the CEO. In addition, the Committee determined to make normal long term incentive awards in the form of stock options and restricted stock awards to each of the plan participants except the CEO. For the CEO, the Compensation Committee considered his leadership role in delivering the outstanding record-setting financial results (net income of $3.0 billion, return on equity of 44.8 percent, 66.4 percent increase in stock price from the prior year), achievements of long-term strategic objectives, and the merger/acquisition activities, and awarded him with a payment above the standard Annual Incentive Compensation Plan formula but well below the maximum under the shareholder-approved Executive Performance Incentive Plan. Annual total compensation amounts for the CEO normally would include long term incentive awards in the form of restricted stock and stock options. The Compensation Committee did not grant any long term incentive amounts to Mr. Whisler for 2007 in anticipation of his position being eliminated pursuant to the merger agreement with Freeport-McMoRan Copper & Gold Inc.
The Executive Performance Incentive Plan is a shareholder-approved plan that is designed to allow the Corporation to take federal income tax deductions for compensation above $1 million paid to any named executive officer, which would otherwise be subject to the deduction limitation of Section 162(m) of the Internal Revenue Code. The plan establishes a fund each year equal to 2% of the net cash flow from operating activities. This fund is the maximum amount that may be used in any year to fund the annual incentive plan payments and time-based restricted stock awards for the named executive officers. No one person may receive more than 40% of the total fund. Any unused portions of the fund may be rolled forward for up to one calendar year. The Compensation Committee sets the maximum percentage per named executive officer at the beginning of each year. For 2006, the Compensation Committee approved the following maximum funding levels for each named executive officer: Mr. Whisler: 38%; Mr. Snider: 17%; Mr. Peru: 13%; Mr. Colton: 8%; and Mr. Naccarati: 5%.
Following year-end, the Compensation Committee certifies the results and determines the amount that is to be funded by the Executive Performance Incentive Plan. From this fund and pursuant to the terms and conditions of the Annual Incentive Compensation Plan and the Phelps Dodge 2003 Stock Option and Restricted Stock Plan, annual incentive payments and restricted stock awards are made to the named executive officers. The aggregate amount of these payments and awards to a named executive officer cannot exceed the amount allocable to that individual in the fund. The establishment of the fund defines the maximum funding allowable but actual payments and awards are typically well below this amount as they are based upon the underlying bonus and stock plans. Over the past five years, the total payments both for annual incentive and restricted stock to the Chief Executive Officer ranged from $44,400 to $3.8 million.
Restricted stock awarded prior to 2007, which will vest through 2011, will continue to be subject to the Section 162(m) limitation. Restricted stock awarded to Messrs. Whisler and Peru in earlier years vested in 2006. All of the amounts realized by Messrs. Whisler and Peru were not deductible for federal income tax purposes. Had the Executive Performance Incentive Plan been in place and such grants been awarded in accordance with its terms, such awards would have resulted in the Corporation being able to take a tax deduction of approximately $2.5 million with respect to such grants.
Long Term Incentives
The Corporation provides long-term incentive compensation in the form of time-vested non-qualified stock options and restricted stock awards. Long-term incentive target values are set between the 50th and 75th percentiles of the long-term incentive values awarded by comparably sized companies (according to published surveys), for commensurate positions. This value is set above the market median to emphasize variable pay and the long-term interests of the Corporation. Long-term incentives are intended to retain the named executive officers and align their personal interests with shareholder interests.
Stock options and restricted stock are awarded annually on the date the Compensation Committee meets and approves the adjustments to each executive’s total compensation package. In addition to annual grants the Compensation Committee may, from time to time, approve grants of stock options and/or restricted stock to newly-hired or promoted named executive officers. The Corporation does not have any program, plan or practice to time stock option grants to the named executive officers in coordination with the release of any material nonpublic information.
For annual grants, the combined Black-Scholes (options) and full-share (restricted stock) target award value is translated into guideline numbers of stock options and restricted stock. In 2006, the share guidelines for the named executive officers were weighted so that 60 percent of the total target long-term incentive value was delivered by restricted stock awards and 40 percent was delivered by non-qualified stock options. The weighting distribution emphasizes ownership (restricted stock) while retaining a significant portion of future value tied to stock price appreciation (stock options). The time vesting applied to both types of award encourages retention and aligns personal interests with those of shareholders. Individual grants and awards are adjusted upward or downward from the guidelines depending upon an executive’s personal contribution and results.
For years prior to 2007, the exercise price of stock options was the mean of the high and the low price on the date of grant. For consistency with the new SEC proxy statement disclosure rules, the exercise price of future option grants will be the grant date closing market price per share. Restricted stock awards granted with respect to fiscal years after 2006 will be made in accordance with the requirements of the Executive Performance Incentive Plan.
In August and September 2006, KPMG in conjunction with our corporate audit staff conducted, at the request of management, a review of historical stock option grant practices. In this review KPMG compared the timing of grants to market stock prices, announcements, and dates of grants to the Compensation Committee meetings and dates of hires or promotions. KPMG determined there were no issues with respect to backdating or other inappropriate stock options practices over the past 10 years.
Supplemental Retirement Plan
The Corporation’s Supplemental Retirement Plan preserves the retirement benefit the named executive officers would have received under the qualified retirement plan without regard to applicable statutory limitations on qualified retirement plans. The formula used to calculate benefits is the same as the qualified retirement plan applicable to all employees eligible to participate in the qualified retirement plan. This allows the named executive officers to receive the same level of benefit coverage as is available to other plan participants, albeit with the greater risk associated with a non-qualified plan. Providing a comparable level of pension benefit coverage is necessary to remain competitive with market practices and attract and retain our named executive officers. As with the qualified retirement plan, benefits from the Supplemental Retirement Plan increase with longer service. All of the Corporation’s named executive officers participate in this plan. Please refer to “Pension Benefits” for details regarding retirement plan details.
Supplemental Savings Plan
The Corporation’s Supplemental Savings Plan preserves the company savings plan matching and profit sharing contributions that would otherwise be forfeited due to the applicable IRS compensation limits on qualified plans. The plan also provides the opportunity for the named executive officers to defer income, on a tax-advantaged basis in a non-qualified plan, beyond the IRS compensation limits imposed on the Corporation’s qualified 401(k) savings plan. Prior to the start of each calendar year, the named executive officers may elect to defer salaries and/or annual incentive payments that will be earned in the upcoming year. Providing company matching and profit sharing contributions and the additional savings opportunity are necessary to remain competitive with market practices and attract and retain our named executive officers.

Executive Life Insurance
The Executive Life Insurance Plan consists of variable universal life policies covering the named executive officers and which, under certain circumstances, may provide life insurance coverage during retirement. The executives pay the annual death benefit portion of the premiums and Phelps Dodge funds the cash value portion of the annual premiums. This plan rewards continued service until retirement and provides a competitive retirement benefits package when considered with the other retirement-related plans sponsored by the Corporation. The named executive officers forfeit the policy (or may purchase it for the full cash value in the policy) if the named executive officer terminates employment prior to achieving the age and service requirements for an unreduced pension, unless the termination is due to disability or following a change of control. All of the Corporation’s named executive officers participate in this plan.
Severance Agreements
Severance agreements provide one year’s salary and the continuation of certain health and welfare benefits so that the named executive officers may focus on their jobs without being concerned about business decisions that could put their continued employment at risk. Benefits are only payable if the Corporation terminates the named executive officer for reasons other than “cause” or if the individual leaves for “good reason,” both as defined in the severance agreement. This level of severance is competitive for senior executives as the Corporation realizes it will take longer for these individuals to secure an equivalent position because executive jobs are not as prevalent in the marketplace. Offering competitive severance benefits is necessary to remain competitive with market practices and attract and retain our named executive officers. All of the Corporation’s named executive officers participate in this plan.
Change of Control Agreements
Change of control agreements protect income for the named executive officers. These individuals are likely to be involved in decisions and/or successful implementation of merger/acquisition activity and those most likely to be at risk of losing their jobs if a take-over occurs. The named executive officers will have their salary, target bonus, and benefits protected for a three-year period if a change of control occurs and they are terminated within two years of the event as a result of the change of control, or if they leave within the 30-day period following the first anniversary following a change of control. The vesting of stock options and restricted stock is accelerated upon the consummation of a change of control, without regard to continued employment, and is consistent with the prevailing market practice at the time these agreements were executed. These provisions free the named executive officers to make decisions in the course of the activities that are in the best interest of the Corporation and its shareholders without being distracted or influenced by how the transaction might affect their employment. Change of control agreements are typically offered in the marketplace to individuals holding positions similar to those held by the named executive officers and thus are necessary to attract and retain the named executive officers as well as protect shareholders interests.
The current agreements became effective upon approval by the Compensation Committee and were granted for up to a five-year period. All current agreements expire on the later of December 31, 2007 or two years after a Change of Control that occurs prior to that date. The expiration date allows for thoughtful consideration of the current market practices in preparing replacement agreements. The agreements are described in greater detail in the “Potential Post Employment Payments — Change of Control Agreements” section.
Perquisites
The named executive officers are provided with a limited number of perquisites that generally have the purpose of freeing the executives’ time to focus on managing the business by minimizing common distractions and/or enabling the Corporation to attract and retain key executives by providing benefits that are commensurate with an executive’s position and competitive practice. Perquisites include items such as financial counseling and tax preparation services, travel expenses for spouses to accompany the named executive officers on certain business trips, executive physicals, and personal use of the corporate plane or other private aircraft. For further information regarding the specific benefits provided, please see the footnote 2 for the Elements of All Other Compensation table, below.
Stock Ownership
Executives are expected to own a number of shares of common stock equal in value to a specific multiple of their salary, divided by the average stock price over the prior five years. They are expected to achieve the ownership level within five years from the time they become subject to the guidelines or a new level of ownership. Company stock owned in personal accounts, purchased within the Corporation’s 401(k) plan or the Supplemental Savings Plan and restricted stock awards count towards the ownership guidelines. Stock options do not count towards ownership. The CEO is expected to own shares having a value equal to five times annual base salary, the COO four times annual base salary, and other named executive officers are expected to own shares having a value equal to three times annual base salary. All named executive officers currently are in compliance with the guidelines.
Trading in derivative securities (calls, puts, options, margins, etc) associated in any way to Phelps Dodge securities is prohibited and each year every employee must sign, as a condition of employment, the Phelps Dodge Employee Code of Business Ethics and Policies, which annunciates the Corporation’s position prohibiting such activities.
Changes in 2007
As noted above, for future stock option grants the exercise price will be the closing market price of the stock on the date the options are granted. This change from the IRS-recommended Fair Market Value (defined as the “mean of the high and the low price” on the date the options are granted) is in response to the SEC proxy statement disclosure requirements which mandate additional disclosure when the exercise price is less than the closing price on the date of grant. In addition, for stock option and restricted stock awards made in 2007, accelerated vesting following a change of control will only occur if there is also a retirement or a qualifying termination.

Summary Compensation Table
(amounts in US $)

								Change in
								Pension Value
								and
							Non-Equity	Nonqualified
Name and							Incentive	Deferred	All Other
Principal			Bonus[1]	Stock	Option		Compensa-	Compensation	Compen-
Position	Year	Salary ($)	($)	Awards[2] ($)	Awards[3]($)		tion[4] ($)	Earnings[5] ($)	sation[6] ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

J. S. Whisler Chairman and Chief Executive Officer	2006	$1,004,167	$250,000	$1,963,324	$1,130,571		$3,000,000	$1,735,155	$342,978	$9,426,195

T. R. Snider President and Chief Operating Officer	2006	$558,000	$150,000	$837,347	$410,522		$628,866	$1,368,544	$206,684	$4,159,963

R. G. Peru Executive Vice President and Chief Financial Officer	2006	$485,667	$175,000	$565,373	$299,003		$547,347	$622,771	$155,483	$2,850,644

S. D. Colton Senior Vice President and General Counsel	2006	$337,500	$150,000	$310,012	$193,949		$311,850	$206,323	$69,264	$1,578,898

D. C. Naccarati President, PD Mining Company	2006	$311,567	$0	$316,708	$119,541		$209,373	$133,552	$92,310	$1,183,051

K. V. Madhavpeddi[7] Senior Vice President Asia, President PD Wire and Cable	2006	$93,958	$0	($433,874)[8]	$10,132	[9]	$0	$132,327	$2,011,974	$1,814,517

1 Amounts reflect bonuses awarded in September 2006 in recognition of special efforts relating to corporate merger and acquisition activity.
2 The figures presented in this column represent the dollar amount recognized for financial statement reporting purposes in accordance with FAS123R, without taking into account estimated forfeitures, except for Mr. Snider whose value represents the entire value as of the 2006 grant date value because he is eligible for early retirement. For more information regarding the assumptions used to value restricted stock, please refer to note 1 of the Corporation’s audited financial statements for the fiscal year ended December 31, 2006 filed on the Corporation’s Form 10-K for fiscal year 2006 regarding stock plans.
3 The figures presented in this column represent the dollar amount recognized for financial statement reporting purposes in accordance with FAS123R, without taking into account estimated forfeitures, except for Mr. Snider whose value represents the entire value as of the 2006 grant date value because he is eligible for early retirement. For more information regarding the assumptions used to value stock option grants, please refer to note 1 of the Corporation’s audited financial statements for the fiscal year ended December 31, 2006 filed on the Corporation’s Form 10-K for fiscal year 2006 regarding stock plans.
4 Incentive payments under the Executive Performance Incentive Plan for 2006 were based upon the performance measures satisfied during the fiscal year, and paid after the fiscal year. They will not be reported again for the fiscal year in which they are paid. The combination of salary, bonus and non-equity incentive compensation payments, as a proportion of total compensation for 2006 equaled 45.1% for Mr. Whisler, 32.1% for Mr. Snider, 42.4% for Mr. Peru, 50.6% for Mr. Colton, and 44.0% for Mr. Naccarati.

5 Estimated increases in actuarial values of benefits accrued under defined benefit plans are calculated by determining the difference between the aggregate value of benefits accrued under all defined benefit plans as of November 30, 2005 and November 30, 2006, which are the relevant measurement dates used for the Corporation’s qualified defined benefit pension plan and the related Supplemental Retirement Plan for financial reporting purposes. The amounts set forth in this column relate only to the above mentioned benefit accruals as there are no above-market or preferential earnings on deferred compensation accounts, including the Corporation’s Supplemental Savings Plan.
6 Amounts consist of the following items:

Elements of All Other Compensation
	Company
	Contributions to
	Defined		Payments/accruals
	Contribution	Tax	on Termination	Executive Life	Benefits/
Name	Plans[1]	Reimbursements	Plans	Insurance	Perquisites[2]
(a)	(b)	(c)	(d)	(e)	(f)

Whisler	$100,437	$6,733	$0	$55,765	$180,043

Snider	$55,807	$4,983	$0	$32,819	$113,075

Peru	$48,573	$4,417	$0	$49,712	$52,781

Colton	$33,755	$4,318	$0	$14,826	$16,365

Naccarati	$31,153	$3,793	$0	$29,630	$27,734

Madhavpeddi	$3,313	$23,032	$1,975,000	$0	$10,629

1 Amounts consist of employer matching and profit sharing contributions made by the Corporation credited to the named executive officers in accordance with the terms and conditions of the Corporation’s Employee Savings Plan (qualified defined contribution plan) and Supplemental Savings Plan (nonqualified defined contribution plan). Contributions to the Employee Savings Plan totaled $22,000 for Messrs. Whisler, Peru, Snider, Colton and Naccarati, and $3,313 for Mr. Madhavpeddi. Contributions to the Supplemental Savings Plan totaled $78,437 for Mr. Whisler, $33,807 for Mr. Snider, $26,573 for Mr. Peru, $11,755 for Mr. Colton, and $9,153 for Mr. Naccarati. These amounts consist of employer matching contributions made in 2006 and profit sharing and employer match make-up contributions related to 2006 compensation that will be made in 2007.
2 Personal benefits or perquisites consist of personal use of the corporate plane or other private aircraft, financial counseling and tax preparation services, travel expenses for spouses to accompany the named executive officers on certain business trips, executive physicals that follow a standard protocol, personal use of otherwise unused company tickets to sporting and/or entertainment events, gifts provided to all off-site board meeting attendees, reserved parking in the company parking lot, and rent and utilities on a Phoenix apartment for Mr. Naccarati whose primary residence is not located in Phoenix. There was no incremental cost to the Corporation associated with the reserved parking benefit, or for the event tickets which are purchased for business and community support purposes. Of the personal benefits or perquisites identified, the sole specific perquisite in excess of the greater of $25,000 or 10% of the total amount of perquisites and personal benefits was personal use of the corporate plane or other private aircraft valued at $165,108, $98,760 and $40,044 for Messrs. Whisler, Snider, and Peru, respectively. The incremental cost of the personal use of the corporate aircraft is calculated based on the actual costs that the Corporation incurred as a result of the personal use but excludes any fixed costs that the Corporation incurs regardless of any personal use. The incremental cost of personal use of other private aircraft includes a regular hourly charge, fuel charges and other miscellaneous charges, which may include excise tax, flight adjustments, positioning charges and domestic/international segment fees.
7 Mr. Madhavpeddi left the company on April 3, 2006 following the sale of certain of the Corporation’s wire and cable businesses.
8 Includes the FAS123R amounts recognized in 2006, minus the value of 36,990 shares of restricted stock that were forfeited in accordance with the Phelps Dodge 2003 Stock Option and Restricted Stock Plan.
9 Includes the FAS123R amounts recognized in 2006, minus the value of 17,601 stock options that were forfeited in accordance with the Phelps Dodge 2003 Stock Option and Restricted Stock Plan.

Grants of Plan-Based Awards

				All
		Estimated Future		Other
		Payouts Under Non-		Stock		All Other				Grant
		Equity Incentive Plan		Awards;		Option				Date Fair
		Awards		Number		Awards;		Exercise	Closing	Value of
				of		Number of		or Base	Price	Stock
		Maximum		Shares		Securities		Price of	on	and
		Available for		of Stock		Underlying		Option	Grant	Option
		Purposes of	Actual Cash	or Units		Options		Awards	Date	Awards[6]
Name	Grant Date	162(m)[1]	Payout[2]	(#)[3]		(#)[4]		($/sh)[5]	($/sh)	($)
(a)	(b)	(c)	(d)	(f)		(g)		(h)	(i)	(j)

Whisler	1/31/2006	$38,601,920	$3,000,000	28,000		46,000		$79.00	$80.25	$3,541,720

Snider	1/31/2006	$17,269,280	$628,866	10,600		14,200		$79.00	$80.25	$1,247,869

Peru	1/31/2006	$13,205,920	$547,347	8,800		12,400		$79.00	$80.25	$1,053,640

Colton	1/31/2006	$8,126,720	$311,850	5,400		7,400		$79.00	$80.25	$640,507

Naccarati	1/31/2006	$5,079,200	$209,373	5,000		6,800		$79.00	$80.25	$591,563

Madhavpeddi	1/31/2006	$0	$0	3,800	[7]	6,400	[7]	$79.00	$80.25	$485,205	[7]

1 The figures presented in this column are prepared in accordance with applicable disclosure requirements — representing the maximum allocated individual amount under the Executive Performance Incentive Plan to fund both the annual incentive payments and the restricted stock grants.
2 These amounts are reflected in the Summary Compensation Table. No annual cash incentive was paid to Mr. Madhavpeddi due to his departure on April 3, 2006. Over the past five years, the total payments both for annual incentive and restricted stock to the Chief Executive Officer ranged from $44,400 to $3.8 million.
Annual incentive amounts are determined and paid to the named executive officers pursuant to the Executive Performance Incentive Plan, a shareholder-approved plan designed so awards made in accordance with its requirements are not subject to limits imposed by Section 162(m) of the Internal Revenue Code on the Corporation’s ability to take federal income tax deductions for compensation paid above $1 million to any of the named executive officers. The plan establishes a fund each year based upon 2% of the net cash flow from operating activities. This fund is the maximum amount that may be used to fund annual cash incentives and time-based restricted stock. No one person may receive more than 40% of the total fund. Any unused portions of the pool may be rolled forward for up to one calendar year. The Compensation Committee sets the maximum percentage per executive at the beginning of each year. For 2006, the Compensation Committee approved the following maximum funding levels for each named executive officer: Mr. Whisler, 38%; Mr. Snider 17%; Mr. Peru, 13%; Mr. Colton, 8%; and Mr. Naccarati, 5%. The Compensation Committee exercised its discretion under the Executive Performance Incentive Plan to determine the actual cash incentive amounts shown in the Summary Compensation Table.
3 Restricted stock awards vest in the following increments: 25% on each of the third and fourth anniversaries and 50% on the fifth anniversary of the grant date. Unvested awards vest in full upon death, and in the case of retirement, disability or a change of control at least six months following the grant date. For awards made since 2004, the restricted period does not lapse in the event of an early retirement unless a release of claims is entered into that is satisfactory to the Corporation. Dividends are paid on the restricted stock at the same rate and time as to other shareholders.
4 Options that have been granted vest in three substantially equal installments on each of the first three anniversaries of the grant date. Upon a termination of employment due to disability or death, unvested options become exercisable. Upon a termination of employment due to normal retirement, or early retirement if the executive signs a release of claims which is satisfactory to the Corporation, unvested options that have been held for at least six months vest upon the retirement. If an executive’s employment terminates for any reason other than retirement, disability or death, his or her unexercisable options are forfeited and vested options remain exercisable for one month following termination. Options also become exercisable upon a change of control that occurs at least six months after the grant date, specifically (i) during the 30-day period following the change of control and (ii) not later than the date of a termination of employment for a reason other than death, disability, cause or, under certain circumstances involving a voluntary termination of employment by the executive, if such termination occurs within two years following a change of control. For purposes of the change of control involving Freeport-McMoRan Copper & Gold Inc., unvested options will become vested and exercisable without regard to the 30 day period discussed above. Stock options expire no later than the tenth anniversary of the date of grant, plus one day. If an executive retires on his or her normal retirement date, or retires early under any pension or retirement plan maintained by the Corporation or any subsidiary, becomes disabled, or dies, his or her exercisable options terminate upon the fifth anniversary of his or her retirement, disability or death, or on the original expiration date, if earlier.
5 In accordance with the shareholder-approved Phelps Dodge 2003 Stock Option and Restricted Stock Plan, the stock option exercise price is the mean of the high and the low price of the Corporation’s common stock on the grant date, which is the IRS-preferred method of valuing stock options. Options granted on or after January 1, 2007, will have an exercise price equal to the closing market price on the grant date.
6 The figures in this column represent the grant date fair value of 2006 stock option grants and restricted stock awards determined in accordance with FAS123R. For more information regarding the assumptions used to value restricted stock awards and stock option grants, please refer to note 1 of the Corporation’s audited financial statements for the fiscal year ended December 31, 2006 filed in the Corporation’s Form 10-K for fiscal year 2006 regarding stock plans.
7 Mr. Madhavpeddi forfeited 3,800 shares of restricted stock and 6,400 options awarded in 2006 in connection with his departure from the Corporation.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of
	Underlying	Underlying	Option		Shares or	Market Value of
	Unexercised	Unexercised	Exercise	Option	Units of Stock	Shares or Units of
	Options (#)	Options (#)	Price ($)	Expiration	That Have Not	Stock That Have
Name (a)	Exercisable (b)	Unexercisable[2] (c)	(d)	Date (e)	Vested (#)(f)	Not Vested[3] ($) (g)

Whisler	800	18,400	$37.31	2/4/14	227,250	$27,206,370
	1,000	50,000	$48.10	2/2/15
	0	46,000	$79.00	2/1/16

Snider	0	7,000	$37.31	2/4/14	76,558	$9,165,524
	0	20,000	$48.10	2/2/15
	0	14,200	$79.00	2/1/16

Peru	1	4,667	$37.31	2/4/14	70,880	$8,485,754
	0	13,334	$48.10	2/2/15
	0	12,400	$79.00	2/1/16

Colton	0	3,467	$37.31	2/4/14	27,440	$3,285,117
	0	8,534	$48.10	2/2/15
	0	7,400	$79.00	2/1/16

Naccarati	0	800	$37.31	2/4/14	16,300	$1,951,436
	0	5,334	$48.10	2/2/15
	0	6,800	$79.00	2/1/16

Madhavpeddi[1]	0	0	$0	0	0	$0

1 In connection with his departure from the Corporation on April 3, 2006, Mr. Madhavpeddi’s unvested options and restricted stock were forfeited and cancelled in accordance with their terms and the terms of the Phelps Dodge 2003 Stock Option and Restricted Stock Plan. All vested options had been exercised prior to his departure.
2 All options that expire on February 4, 2014 will vest on February 3, 2007; of the options that expire on February 2, 2015, 50% of the unexercisable options will vest on February 1, 2007 and 50% will vest on February 1, 2008; of the options that expire on February 1, 2016, substantially one third will vest on each of January 31, 2007, January 31, 2008 and January 31, 2009.
3 Based on the closing price of the Corporation’s common stock on December 29, 2006 of $119.72
Options Exercised and Stock Vested

	Option Award		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)	(#)	Vesting ($)

Whisler	360,000	$18,433,185	10,000	$833,200

Snider	17,000	$376,208	2,028	$168,973

Peru	11,332	$250,775	2,500	$208,300

Colton	7,733	$247,732	1,850	$154,142

Naccarati	3,466	$77,230	600	$49,992

Madhavpeddi	7,333	$237,260	0	$0

Pension Benefits

		Number of	Present Value of
		Years of	Accumulated
		Credited	Benefits[1]
Name (a)	Plan Name (b)	Service (#) (c)	($) (d)

Whisler	Phelps Dodge Retirement Plan	30.00	$672,529
	Phelps Dodge Corporation Supplemental Retirement Plan	30.00	$6,474,913

Snider	Phelps Dodge Retirement Plan	36.50	$1,075,099
	Phelps Dodge Corporation Supplemental Retirement Plan	36.50	$4,968,063

Peru	Phelps Dodge Retirement Plan	27.42	$583,272
	Phelps Dodge Corporation Supplemental Retirement Plan	27.42	$2,090,742

Colton	Phelps Dodge Retirement Plan	18.42	$308,617
	Phelps Dodge Corporation Supplemental Retirement Plan	18.42	$606,366

Naccarati	Phelps Dodge Retirement Plan	14.08	$235,556
	Phelps Dodge Corporation Supplemental Retirement Plan	14.08	$257,511

Madhavpeddi	Phelps Dodge Retirement Plan	25.75	$366,072
	Phelps Dodge Corporation Supplemental Retirement Plan	25.75	$663,164

1 The present value of accumulated benefits is determined using the same mortality and interest assumptions disclosed in our most recent annual report. For more information regarding the assumptions used to value accumulated benefits, please refer to note 18 of the Corporation’s audited financial statements for the fiscal year ended December 31, 2006 filed in the Corporation’s Form 10-K for fiscal year 2006 regarding our pension plans. The figures presented are based on each executive’s accrued benefit as of November 30, 2006 (the 2006 measurement date used by both plans for financial reporting purposes) and an assumed retirement age of 60 for Messrs. Whisler, Snider and Peru, age 63 for Mr. Colton, and age 65 for Messrs. Naccarati and Madhavpeddi. These ages are the earliest at which retirement benefits could be received by the named executive officer without any reduction.
Pension Benefits
The Phelps Dodge Retirement Plan and the Phelps Dodge Corporation Supplemental Retirement Plan provide, upon retirement at age 65, an annuity payable for the life of the participant. Benefits under the qualified Retirement Plan are subject to certain limitations set forth in the Internal Revenue Code. To the extent the result of such limitations is a benefit less than would otherwise be paid, the difference is provided under the Supplemental Retirement Plan. Each named executive officer’s combined benefit from both plans is based upon final average monthly compensation and length of benefit service. The benefit is equal to (A) the difference between (1) 1.60% of final average monthly compensation and (2) 1.25% of the age 65 Social Security benefit all multiplied by (B) years of benefit service.
Final average monthly compensation is equal to (A) the highest average monthly base salary for any consecutive 36-month period during the participant’s last 120 months of employment plus (B) the annual incentive compensation paid to the participant during five consecutive calendar years, occurring in the most recent 10 consecutive calendar years, which produce the greatest sum, divided by 60. Benefit service includes all periods of eligible employment with the Corporation or its participating subsidiaries. Employees are eligible to participate in the Retirement Plan upon completion of one year of service, and in the Supplemental Retirement Plan at the discretion of the plan administrator. Participants are vested in their accrued benefit following completion of five years of service.
Eligibility to commence benefits prior to age 65 is dependent on service. Upon attainment of 10 years of service, participants can begin to receive a reduced benefit as early as age 55. The benefit is reduced by 5% for each year by which the commencement date precedes age 65. Those who retire after age 55, and who have 30 or more years of service, are eligible to receive an unreduced benefit at age 60. For these individuals, the benefit is reduced by 5% for each year by which the commencement date precedes age 60. As of

November 30, 2006 Mr. Snider is eligible for early retirement under both plans. If he commenced his benefit on December 1, 2006 his benefit would be reduced by 17% as a consequence of early retirement.
In addition to an annuity for life, other forms of benefit are available from the plans, and are shown below. All forms of payment are actuarially equivalent to the life annuity.
•	Contingent Annuitant Option (upon the participant’s death a percentage of the benefit continues to the participant’s beneficiary)

•	Supplemental Retirement Plan benefits are also available in the following forms:
•	Lump Sump Option (available to those who terminate employment on or after attainment of age 64 subject to Internal Revenue Code Section 409A)

•	Other forms of payment approved by the plan administrator subject to Internal Revenue Code Section 409A
Special Early Retirement Benefit
A special early retirement benefit is available to those whose positions are eliminated and who meet eligibility requirements that are based on age and service. In order to be eligible for this benefit the individual must, as of the date of termination, have either attained age 55 with age and service equal to at least 70 or have age and service equal to at least 80. This special early retirement benefit is equal to the participant’s regular pension benefit calculated as of April 30, 2005, and is payable at the age of termination, without application of the early retirement reductions described above. Participants will receive the greater of this benefit and the regular pension benefit outlined above. The receipt of this benefit is contingent on the participant executing a general release of claims in favor of the Corporation.
Change of Control
A participant in the Supplemental Retirement Plan whose employment is terminated due to a change of control of the Corporation (as defined in the participant’s change of control agreement described below) is granted an additional 36 months of benefit service. These participants receive their benefit in the form of a lump sum distribution. In addition, there is a special 70/80 retirement benefit under the plan that provides that the pension benefit is payable upon termination, without application of the early retirement reductions. In order to be eligible for this special 70/80 retirement benefit, participants must have either attained age 55 with age and service equal to at least 70 or have age and service equal to at least 80 as of their date of termination. Please refer to the “Estimated Current Value of Change of Control Benefits” table below for an estimate of the value of this benefit as of November 30, 2006.
Nonqualified Deferred Compensation

				Aggregate
	Executive			Earnings in		Aggregate
	Contributions in		Registrant	Last Fiscal	Aggregate	Balance at Last
	Last Fiscal Year		Contributions in	Year[3]	Withdrawals/	Fiscal Year
Name	($)		Last Fiscal Year[2] ($)	($)	Distributions ($)	End[4] ($)
(a)	(b)		(c)	(d)	(e)	(f)

Whisler	$0		$78,437	$114,646	$0	$834,029

Snider	$0		$33,807	$487,211	$0	$1,259,467

Peru	$0		$26,573	$17,506	$0	$177,234

Colton	$101,963	[1]	$11,755	$68,845	$0	$539,212

Naccarati	$0		$9,153	$8,974	$0	$22,257

Madhavpeddi	$0		$0	$179,962	$52,282	$1,087,096

1 Amount reflects executive’s contributions to the Supplemental Savings Plan. Full amount shown is included in the Salary and Non-Equity Incentive Compensation columns included in the Summary Compensation Table as it was earned in 2006.

2 Amounts reflect contributions made by the Corporation to executives’ accounts under the Supplemental Savings Plan. Amounts shown are included in the Other Compensation column in the Summary Compensation Table.
3 The annual rates of return on the investments in the executives’ accounts under the Supplemental Savings Plan were 16.54% for Mr. Whisler; 63.75% for Mr. Snider; 11.46% for Mr. Peru; 17.24% for Mr. Colton; 74.91% for Mr. Naccarati; and 19.06% for Mr. Madhavpeddi. (The returns for Messrs. Snider and Naccarati reflect their Plan balances were largely invested in Phelps Dodge common shares). None of the amounts included in this column are included in the Summary Compensation Table.
4 Company contributions since the Supplemental Savings Plan was established in 1997, which are included in this column, have been reported in the All Other Compensation column of the Summary Compensation Tables included in the Corporation’s previous proxy statements.
Base salary and/or the annual incentive payments under the annual incentive plan may be deferred into the Supplemental Savings Plan. Although the plan administrator is allowed by the plan document to impose uniform deferral limits, no such limits have been imposed. The deferrals and company contributions may be invested in seven funds, a brokerage account or in the Corporation’s common stock and the earnings applied to the account equate to what those funds generate in the open market. Subject to any abusive trading restrictions that may be adopted by the plan administrator, there are no limits or restrictions on the number of investment changes a participant may make, except that trading in the Corporation’s common stock is restricted to window periods when the executive is not in possession of material non-public information and is prohibited during any blackout period applicable to the Employee Savings Plan.
Participants may chose from two standard methods of deferral: regular purpose deferrals and special purpose deferrals. Regular purpose deferrals may be withdrawn in a lump sum or in annual installments paid out over a period of up to ten years, at the executive’s election. The payments commence no earlier than the year following the executive’s separation from employment with the Corporation. Changes to regular purpose deferrals for deferrals made prior to 2005 only become effective if one full year of employment occurs after the revised election is received. Changes to regular purpose deferrals made during or after 2005 become effective only if one full calendar year occurs after the election is received, the election defers payment at least five years beyond the previously-selected payment date and the election does not accelerate the payment of deferred amounts. Special purpose deferrals are irrevocable and are paid only in a lump sum in the specified year of payment, regardless of employment status at that time. For contributions made prior to 2005, a participant may request a hardship withdrawal for an “unforeseeable financial emergency.” An unforeseeable financial emergency is defined as severe financial hardship to the participant resulting from a sudden an unexpected illness or accident of the participant or a dependent, loss of the participant’s property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of a participant. For contributions made prior to 2005, a participant may request an accelerated withdrawal of his/her contributions only, subject to a 10 percent forfeiture if actively employed or a 20 percent forfeiture if no longer actively employed.
Upon the sale of an affiliate of the Corporation, participants employed by the affiliate that ceases to be an affiliate will receive a distribution following such sale, regardless of prior elections made by the participant. If the plan is terminated, or with respect to pre-2005 deferrals following a participant’s death, disability or other termination of employment, the plan administrator may elect to distribute the accounts before the elected distribution dates.

Potential Post Employment Payments
Severance Agreements
The Corporation has or had, as the case may be, severance agreements with each of its six named executive officers and other members of its senior management under which each such executive will receive a lump sum payment equal to his or her annual base salary in the event, following one full year of continuous service, the Corporation terminates the executive’s employment, other than for cause or mandatory retirement, or the executive voluntarily terminates his or her employment because of material reductions in his or her salary or his or her position, duties and responsibilities. The terminated executive will also receive (i) outplacement services at a cost up to a maximum of 15% of the executive’s base salary and (ii) the cost of continued coverage for a limited period, not to exceed 12 months, under the Corporation’s group health, life insurance and disability plans. All executive officers, as well as certain other key management personnel, have severance agreements with the Corporation.
The table below reflects estimated benefits each named executive officer would be entitled to receive under his Severance Agreement had a qualifying termination occurred on December 29, 2006 (except for Mr. Madhavpeddi who left employment in 2006). In 2006, Mr. Madhavpeddi received $1,975,000 in special payments to account for severance and a portion of equity that was being forfeited and $24,725 worth of company-paid benefits continuation. The amounts shown are estimates prepared in accordance with applicable disclosure requirements and do not necessarily reflect the actual amounts that would be paid to the executives which would only be known upon an actual qualifying termination.

Name	Severance Amount	Benefits	Outplacement	Total
(a)	(b)	(c)	(d)	(e)

Whisler	$1,015,000	$73,386	$152,250	$1,240,636

Snider	$561,600	$48,172	$84,240	$694,012

Peru	$488,800	$57,431	$73,320	$619,551

Colton	$340,000	$30,597	$51,000	$421,597

Naccarati	$315,000	$43,265	$47,250	$405,515

Change of Control Agreements
The Corporation also has or had, as the case may be, agreements with the named executive officers and other members of its senior management team under which each executive will receive, in the event he or she ceases to be employed by the Corporation within two years following a change of control of the Corporation (for a reason other than death, disability, willful misconduct, or a voluntary termination of employment by the executive without good reason (as defined in the change of control agreements) other than during the window period described below), a lump sum equal to (i) three times the executive’s highest base salary during that year and the prior two years plus (ii) three times the executive’s target bonus under the annual incentive plan in the year in which the change of control occurs, less (iii) any severance amounts payable under the executive’s Severance Agreement. The executive is also entitled to payment of all salary, reimbursement, bonus and other cash benefits accrued through the date of termination or resignation and at least a pro-rated bonus for the year in which the change of control occurs. The Corporation will pay the cost for the terminated executive to receive continued coverage for three years under certain of the Corporation’s insured group medical, dental, vision, life insurance and long-term disability plans, and for the cost of continuing executive physicals and financial counseling services for a similarly limited period. These executives are also eligible to receive outplacement services at a cost up to a maximum amount of 15% of their base salary. If the payments trigger a “golden parachute” excise tax under the Internal Revenue Code, the Corporation will provide the executive with a tax gross-up payment to reimburse the executive for any excise taxes, as well as the presumed income taxes on the gross-up amount. These executives also have a 30-day window period beginning immediately after the first anniversary date of the change of control to voluntarily terminate their employment and still receive their change of control benefits. The purpose of the window-period provision is to encourage the executive to assist with a smooth transition and reward retention.
A “Change of Control” is deemed to have taken place if one or more of the following three circumstances occur: 1) when any “person” or “group” of persons (as such terms are used in Section 13 and 14 of the Securities Exchange Act of 1934, as amended from time to time (the “Exchange Act”)), other than the Corporation or any employee benefit plan sponsored by the Corporation, becomes the “beneficial owner” (as such term is used in Section 13 of the Exchange Act) of 25% or more of the total number of the Corporation’s common shares at the time outstanding; or 2) the approval by the vote of the Corporation’s stockholders holding at least 50% (or such greater percentage as may be required by the Certificate of Incorporation or By-Laws of the Corporation or by law) of the voting stock of the Corporation of any merger or consolidation with any other corporation (other than a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the entity surviving such merger or consolidation or its direct or indirect parent, at least 80% of the combined voting power of the securities of the Corporation or the resulting company outstanding immediately after such merger or consolidation); sale of assets; liquidation; or reorganization in which the Corporation will not survive as a publicly owned corporation (the transactions described above being collectively referred to as the “Transaction”); provided that a Change of Control will occur in the circumstances described above only if the Transaction is ultimately consummated; or 3) when the individuals who, at the beginning of any period of two years or less, constituted the Board of Directors of the Corporation cease, for any reason, to constitute at least a majority thereof, unless the election or nomination for election of each new director was approved by the vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.
Other Change of Control Provisions
Although normal compensatory options granted by the Corporation become exercisable in three substantially equal annual installments beginning on the first anniversary of the grant date, they also become exercisable in certain change of control situations. Specifically, such options are exercisable (but not earlier than six months from the date of grant) for a period of 30 days beginning on the date of the change of control and, in the case of the named executive officers and certain other key employees, beginning on the date of a termination of employment for a reason other than death, disability or for cause or, under certain circumstances, a voluntary termination of employment by the executive if such termination occurs within two years following a change of control.
Although restrictions on shares of restricted stock awarded by the Corporation generally lapse either on the fifth anniversary or incrementally on the third, fourth, and fifth anniversaries of the grant date, they also lapse when a change of control occurs, provided that the change of control occurs at least six months after the grant date.
All members of the Corporation’s senior management team, including the named executive officers, are or were parties to agreements that provide these executives with company-paid split-dollar life insurance. Upon a qualifying termination following a change of control, these executives would become entitled to the full cash surrender value of the underlying policy, unreduced by the value of any prior premium payments made by the Corporation. Pursuant to their change of control agreements these executives would also become entitled to three years of additional premium payments.
Please refer to the Pension Table discussion regarding the change of control benefits provided under the Supplemental Retirement Plan.
The table below reflects estimated benefits each named executive officer would have been entitled to receive under the various arrangements had a change of control and a qualifying termination occurred on December

29, 2006 (except for Mr. Madhavpeddi who left employment in 2006), including a gross-up of certain taxes in the event that any payments of the benefits had been subject to the “golden parachute” excise tax imposed by Section 4999 of the Internal Revenue Code. The amounts shown are estimates prepared in accordance with applicable disclosure requirements and do not necessarily reflect actual amounts that would be paid to the executives, which would only be known at the time they become eligible for payment and would only be payable if the applicable triggering events were to occur.
Estimated Current Value of Change of Control Benefits

				Accelerated	Accelerated	Estimated
				vesting of	vesting of	Excise
	Severance		Pension	Stock	Restricted	Tax &	Outplace-
Name	Amount[1]	Benefits[2]	Enhancement	Options[3]	Stock[3]	Gross Up4	ment	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Whisler	$5,785,500	$678,641	$11,811,024	$6,971,036	$27,206,370	$0	$152,250	$52,604,821

Snider	$2,864,160	$333,437	$5,603,216	$2,587,700	$9,165,524	$4,124,334	$84,240	$24,762,611

Peru	$2,492,880	$483,597	$4,879,672	$1,844,669	$8,485,754	$3,590,817	$73,320	$21,850,709

Colton	$1,632,000	$241,831	$318,350	$1,198,346	$3,285,117	$0	$51,000	$6,726,644

Naccarati	$1,512,000	$425,042	$193,510	$724,910	$1,951,436	$1,117,422	$47,250	$5,971,570

1 Represents three times the sum of the highest annual salary within the three years ended December 31, 2006 and target bonus (highest salary in the last 12 months multiplied by the highest target bonus percentage in last 12 months).
2 Represents 36 months of benefit continuation and the value of the split-dollar life insurance policy that would be transferred to the executive, plus three years of additional premium payments.
3 Assumes 2006 equity-based awards were granted in normal course, not in contemplation of a transaction. Value is calculated using the closing market stock price of $119.72 on December 29, 2006.
4 Represents the 20% excise tax if applicable, plus an estimated total gross-up tax to cover federal, state and Medicare taxes that would be applied to the excise tax payment.
Death and Disability
In the event of termination of employment of a named executive officer by death or disability, the only benefits and payments not generally available to all salaried employees are the following:
•	Vesting of restricted stock is accelerated as described in footnote 3 of the Grants of Plan-Based Awards table (please refer to the Estimated Current Value of Change of Control Benefits table for values).

•	Vesting of stock options is accelerated and a special rule applies to the length of time for the options which are exercisable as discussed in footnote 4 of the Grants of Plan-Based Awards table (please refer to the Estimated Current Value of Change of Control Benefits table for values).

•	In the event of termination by disability under the Executive Life Insurance Plan the named executive officers would be entitled to the full cash surrender value of the underlying policy, unreduced by the value of any prior premium payments made by the Corporation.

•	In the event of death, the beneficiaries would receive from the Executive Life Insurance Plan and the Corporation’s group life insurance policy insurance proceeds totaling $2,950,000 for Mr. Whisler, $1,684,800 for Mr. Snider, $1,466,400 for Mr. Peru, $1,014,000 for Mr. Colton, and $861,600 for Mr. Naccarati.

•	Accrued benefits under the Supplemental Retirement Plan as described in the Pension Table section.

Voluntary Resignation
Upon voluntary resignation of a named executive officer that does not qualify for a payment under the Severance Agreement or Change of Control Agreement discussed above, accrued benefits under the Supplemental Retirement Plan described in the Pension Table section are available to the former named executive officer. No other benefits are available that are not generally available to all salaried employees.
Director Compensation

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards[3] ($)	Compensation[4] ($)	Total ($)
(a)	(b)	(c)	(d)	(e)

Robert N. Burt[1]	$42,750	$95,747	$1,594,071	$1,732,568

Archie W. Dunham	$144,500	$132,772	$8,619	$285,891

William A. Franke	$148,000	$132,772	$4,018	$284,790

Robert D. Johnson	$143,000	$132,772	$1,399	$277,171

Marie L. Knowles	$143,000	$132,772	$3,907	$279,679

Robert D. Krebs[1]	$44,250	$95,747	$363,754	$503,751

Charles C. Krulak	$138,500	$130,111	$4,754	$273,365

Jon C. Madonna	$161,500	$132,772	$3,862	$298,134

Dustan E. McCoy[2]	$94,250	$66,142	$1,585	$161,977

Gordon R. Parker	$146,000	$132,772	$4,996	$283,768

William J. Post	$132,500	$132,772	$17,699	$282,971

Martin H. Richenhagen[2]	$100,250	$66,142	$3,673	$170,065

Jack E. Thompson	$150,500	$132,772	$4,848	$288,120

1 Messrs. Burt and Krebs retired from the Board effective May 26, 2006.
2 Messrs. McCoy and Richenhagen were elected to the Board on May 26, 2006.
3 The figures presented in this column represent the dollar amount recognized for financial reporting purposes in accordance with FAS 123R. For more information regarding the assumptions used to value stock units awarded to the directors, please refer to note 1 of the Corporation’s audited financial statements for the fiscal year ended December 31, 2006 filed in the Corporation’s Form 10-K. The grant date value of these awards is $75,000 for each director other than Messrs. McCoy and Richenhagen, whose grant date value of the stock unit award received when they joined the Board was $45,205. At December 31, 2006, each director held the following number of stock units pursuant to the Directors Stock Unit Plan: Mr. Burt — 0; Mr. Dunham — 15,404; Mr. Franke — 20,020; Mr. Johnson — 4,239; Mrs. Knowles — 17,848; Mr. Krebs — 15,131; Mr. Krulak — 1,084; Mr. Madonna — 4,239; Mr. McCoy — 551; Mr. Parker — 18,159; Mr. Post — 11,220; Mr. Richenhagen — 551; and Mr. Thompson — 4,239.
4 Amounts in this column include premiums for a $50,000 life insurance policy for active directors and a $25,000 life insurance policy for retired directors and tax gross-ups for imputed income. This column also includes the incremental cost of certain legs of flights on private aircraft on which Messrs. Dunham and Post traveled after attending Corporation Board meetings to locations for personal activities. Incremental costs of private aircraft include a regular hourly charge, fuel charges and other miscellaneous charges which may include excise tax, flight adjustments, positioning charges and domestic/ international segment fees. Also included in this column are the following payments to Messrs. Burt and Krebs in 2006 pursuant to the directors stock unit plan in connection with their retirement from the Board on May 26, 2006: for Mr. Burt, a lump-sum payment of $95,754 and the distribution of 17,235 shares of Phelps Dodge common stock (having a fair market value of approximately $1.5 million as of the date of distribution), and for Mr. Krebs, a lump-sum and quarterly payments totaling $363,355.

Directors who are not salaried employees of the Corporation (non-employee directors) receive compensation for their Board service comprised both of cash and equity components. The Committee on Directors and Corporate Governance reviews director compensation from time to time and recommends appropriate increases and changes in structure. The following compensation structure for directors was approved by the full Board effective July 1, 2004:

Board and Committee Chair Retainers:
Annual retainer for all directors: $65,000	Annual Committee chair retainers:
	• Audit Committee	$12,500
	• Compensation & Management Development Committee	$7,500
	• Committee on Directors and Corporate Governance	$5,000
	• Environmental, Health & Safety Committee	$3,000
	• Finance Committee	$3,000
Attendance fees:
$1,500 for each Board meeting	$1,500 for each Committee meeting
The amounts included in the first column of the table include both retainers and board meeting fees. Board meeting fees during 2006 were significantly higher than in previous years due to an increase in the number of meetings held during the year. During 2006, the Board of Directors held 41 meetings, due primarily to merger and acquisition activity, compared to 12 meetings in 2005 and 16 meetings in 2004.
The foregoing retainers and fees, at the election of a director, may be received in an equivalent number of the Corporation’s common shares in lieu of cash. Alternatively, directors may participate in the Deferred Compensation Plan for the Directors of Phelps Dodge Corporation, which allows directors to defer payment of retainers and/or meeting fees to future years and elect to have such deferred compensation deemed to: (a) receive interest at prevailing market rates; (b) be invested in the Corporation’s common shares; or (c) be invested in one of several investment funds designated for that purpose.
The Board of Directors has a policy that each director, within three years of his or her election, shall own a total of not less than 4,000 common shares of the Corporation. Stock units granted to a director under the Corporation’s Directors Stock Unit Plan or shares elected in lieu of cash compensation under the Deferred Compensation Plan for the Directors of Phelps Dodge Corporation apply toward attainment of this requirement. All directors are in compliance with the stock ownership policy.
In order to encourage increased stock ownership, the Board of Directors adopted the Corporation’s Directors Stock Unit Plan. Pursuant to this plan, each non-employee director receives an annual grant of stock units having a value equal to $75,000 on the date of the grant. One unit is equal in value to one share of the Corporation’s common stock. While stock units do not confer on a director the right to vote, each stock unit is credited on each dividend payment date with stock units equal to the applicable dividend payable on the Corporation’s common shares. Upon termination of service as a director, the director is entitled to payment of his or her accumulated stock units in accordance with the terms of the plan and his or her distribution election, in an equivalent number of the Corporation’s common shares or in cash. Notwithstanding his or her distribution election, upon a “change of control” (as such term is defined in the plan) of the Corporation, a director’s stock units will be paid in cash based on the fair market value of the Corporation’s common shares on the date of the change of control.

The Board of Directors approved the Third Amendment to the plan on February 1, 2006. The primary purpose of the amendment was to provide pro rata awards to new directors upon joining the Board. The Corporation’s original Directors Stock Unit Plan expired by its terms on December 31, 2006. The shareholders approved a successor plan, the 2007 Directors Stock Unit Plan, at the 2006 annual meeting, which became effective on January 1, 2007. Under the 2007 Plan, grants of stock units are made on the date of each annual meeting of shareholders but otherwise, the 2007 Plan operates substantially similar to its predecessor plan.
All directors are reimbursed for travel and other related expenses incurred in attending Board and Committee meetings. From time to time, the Board holds strategic planning meetings in connection with a site visit of various operations and invites spouses of Board members to attend. When this occurs the Corporation pays the travel and meal expenses of spouses as well as various de minimis expenses of gifts and activities.
COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION
     The following directors served on the Compensation and Management Development Committee during 2006: Messrs. Dunham (Chair), Burt (retired on May 26, 2006), Franke, Johnson, (Mrs.) Knowles, McCoy, and Parker. None of these directors is or has been an officer or employee of the Corporation or any of its subsidiaries or has had any other relationship with the Corporation or any of its subsidiaries requiring disclosure under the applicable rules of the Securities and Exchange Commission.
COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE
REPORT ON EXECUTIVE COMPENSATION
     The Committee is composed solely of independent directors (currently six) who are not employees of the Corporation. The Committee currently retains Frederic W. Cook & Co., Inc., an independent executive compensation consulting firm, to advise the Committee regarding executive compensation. As set forth in the Compensation Discussion and Analysis (“CD&A”) above, such consultant prepares peer group analyses and annually discusses with the Committee the compensation package for the Corporation’s Chief Executive Officer. The Committee has reviewed and discussed the CD&A with management of the Corporation and, based on such review and discussion, has recommended that the CD&A be included in the Corporation’s Annual Report.
     The Committee will continue to evaluate the Corporation’s compensation programs to best enable the Corporation to employ and motivate its employees. Such employees, properly motivated, are believed to be key to achieving the Corporation’s goal to be the international leader in the mining and manufacturing arenas in which it competes and the related enhancement of shareholder value over the long term.
THE COMPENSATION AND MANAGEMENT
DEVELOPMENT COMMITTEE
Archie W. Dunham, Chairman
William A. Franke
Robert D. Johnson
Marie L. Knowles
Dustan E. McCoy
Gordon R. Parker

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SHARE OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
     The following table lists the common share ownership as of February 12, 2007 for our directors and executive officers. “Beneficial Ownership” includes shares a director or officer has the power to vote or transfer, and stock options that were exercisable on February 12, 2007 or within 60 days thereafter. On February 12, 2007, the directors and the named executive officers of the Corporation owned, in the aggregate, 884,595 shares of the Corporation’s common stock (representing in the aggregate less than one percent of the shares outstanding). The Corporation’s non-employee directors also have interests in stock-based units under Corporation’s plans. While these units may not be voted or transferred, they are listed in the table below because they represent a component of the total economic interest of our directors in the Corporation’s stock.

		Options
	Shares	Exercisable
	Beneficially	Within	Stock
Name of Beneficial Owner	Owned (a)	60 Days	Units(b)		Total
S. David Colton	43,761	10,200	0		53,961
Archie W. Dunham	0	0	33,179	(c)	33,179
William A. Franke	4,000	0	20,020		24,020
Robert D. Johnson	1,086	0	4,239		5,325
Marie L. Knowles	2,000	0	17,848		19,848
Charles C. Krulak	0	0	1,084		1,084
Kalidas Madhavpeddi	0	0	0		0
Jon C. Madonna	2,000	0	4,239		6,239
Dustan E. McCoy	0	0	551		551
David C. Naccarati	33,689	5,733	0		39,422
Gordon R. Parker	8,538	0	18,158		26,696
Ramiro G. Peru	87,243	15,468	0		102,711
William J. Post	2,000	0	11,220		13,220
Martin H. Richenhagen	0	0	551		551
Timothy R. Snider	109,917	21,733	0		131,650
Jack E. Thompson	4,000	0	4,239		8,239
J. Steven Whisler	357,366	60,533	0		417,899
Directors and executive officers as a group (18 persons)	679,825	113,667	115,328		912,953

(a)	Includes, as of February 12, 2007, the following shares of restricted stock awarded under the Phelps Dodge 1998 Stock Option and Restricted Stock Plan and the Phelps Dodge 2003 Stock Option and Restricted Stock Plan: Mr. Whisler, 213,388 shares, Mr. Snider, 78,278 shares, Mr. Peru, 72,360 shares, Mr. Colton, 27,855 shares, and Mr. Naccarati, 17,425 shares. None of the shares, options or units referenced in the table are pledged as security.

(b)	Except where indicated below, represents stock units awarded under the Directors Stock Unit Plan.

(c)	Includes stock units credited under the Deferred Compensation Plan for Directors of the Corporation.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
To the knowledge of the Corporation, the following entities beneficially owned in excess of five percent of the Corporation’s common shares as of December 31, 2006:

	Name and Address of Beneficial	Amount and Nature of	Percent of
Title of Class	Owner	Beneficial Ownership	Class

Common	Atticus Capital, L.L.C. (a)	20,338,361	9.97%
	152 West 57th Street, 45th Floor
	New York, NY 10019

Common	S.A.C. Capital Advisors, LLC (b)	10,311,600	5.1%
	72 Cummings Point Road
	Stamford, CT 06902

(a)	A report on Schedule 13D, dated October 11, 2006, disclosed that this entity, as a registered investment adviser, had sole voting and sole dispositive power over 20,338,361 shares, which represented 9.97% of the outstanding common shares at December 31, 2006. This entity subsequently filed a report on Schedule 13G, dated January 12, 2007, which disclosed that it had sole voting and sole dispositive power over 20,243,761 shares representing 9.92% of the outstanding common shares as of such date.

(b)	A report on Schedule 13D, dated December 4, 2006, disclosed that this entity, as a registered investment adviser, together with its affiliates, had shared voting and shared dispositive power over 10,311,600 shares, which represented 5.1% of the outstanding common shares at December 31, 2006. This entity subsequently filed an amended report on Schedule 13D, dated January 20, 2007, which disclosed that the entity had reduced its shareholdings to 8,167,600 shares over which it had shared voting and shared dispositive power, representing 4.1% of the outstanding common shares as of such date.

13. Certain Relationships and Related Transactions, and Director Independence
     The Directors’ Code of Business Conduct and Ethics sets forth policies to address potential conflicts of interest. If a director believes he or she has an actual or potential conflict of interest with the Corporation, the director should notify the Chairman of the Committee on Directors and Corporate Governance as promptly as practicable. The director should not participate in any decision by the Board of Directors, or any Committee of the Board, that in any way relates to the matter that gives rise to the conflict of interest or potential conflict of interest until the issue has been resolved to the satisfaction of the Chairman of the Committee on Directors and Corporate Governance. Similar policies and procedures which apply to all employees, including executive officers, are set forth in the Corporation’s Code of Business Ethics and Policies.
     Since January 1, 2006, there have been no transactions in which the Corporation was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest, and there are currently no such proposed transactions.
Director independence information is discussed under Item 10, in the paragraph “Board Independence.”
14. Principal Accounting Fees and Service
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
    The Corporation’s fees for services performed by its independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2006 and 2005 were:

	2006	2005
Audit fees (a)	$4,750,014	$5,463,988
Audit-related fees (b)	$288,606	$469,883
Tax fees (c)	$248,091	$352,778
All other fees (d)	$16,215	$17,165

	$5,302,926	$6,303,814

(a)	Audit Fees for the years ended December 31, 2006 and 2005, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Corporation and statutory and subsidiary audits, Sarbanes-Oxley Section 404 requirements and assistance with review of documents filed with the SEC. The amounts represent actual billings during the calendar year.

(b)	Audit-Related Fees for the years ended December 31, 2006 and 2005, respectively, were primarily for assurance and related services with respect to ancillary financial statement audits, employee benefit plan audits and due diligence assistance.

(c)	Tax Fees for the years ended December 31, 2006 and 2005, respectively, were for services related to tax compliance (including preparing or reviewing tax returns and claims for refunds and providing assistance with tax audits) and tax advice. In 2006, fees for tax compliance services totaled $88,208 and fees for tax advice totaled $159,883. In 2005, fees for tax compliance services totaled $214,947 and fees for tax advice totaled $137,831.

(d)	All Other Fees for the year ended December 31, 2006 and 2005, respectively, were primarily for annual license fees for financial reporting and accounting literature.
For a discussion of the pre-approval policy adopted by the Audit Committee, see “Item 10. — Audit Committee Report.”
PART IV

Exhibits

10.1	Forms of Change of Control Agreement between the Company and certain executives (amended and restated effective as of January 1, 2005)

10.2	Forms of Severance Agreement between the Company and certain executives

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHELPS DODGE CORPORATION (Registrant)
March 16, 2007	By:	/s/ Ramiro G. Peru
Ramiro G. Peru
Executive Vice President and Chief Financial Officer

Index to Exhibits

10.1	Forms of Change of Control Agreement between the Company and certain executives (amended and restated effective as of January 1, 2005)

10.2	Forms of Severance Agreement between the Company and certain executives

31	Certifications of J. Steven Whisler, Chairman and Chief Executive Officer of the Company, and Ramiro G. Peru, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.